Form 10-Q
period 1996-03-31
ELECTRIC FUEL CORP
filed 1996-05-15
CIK 916529

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended:  March 31, 1996

Commission file No.  0-23336



                           ELECTRIC FUEL CORPORATION
- --------------------------------------------------------------------------------
                 Exact name of registrant as specified in its
                                    charter

          Delaware                                           95-4302784
- --------------------------------                --------------------------------
(State or other jurisdiction                              (I.R.S. Employer
incorporation or organization)                          Identification No.)


            885 Third Avenue, New York, New York 10022 - Suite 2900
            -------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 230-2172
               ------------------------------------------------
                (Registrant's telephone number, including area
                                     code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes X No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the issuer's common stock as at March 31, 1996 was 12,425,947.

                           ELECTRIC FUEL CORPORATION



                                     INDEX


                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION:


         Item 1 - INTERIM FINANCIAL STATEMENTS (UNAUDITED):
         -------------------------------------------------
            Consolidated Balance Sheets at March 31, 1996 and
                    December 31, 1995                                     3-4
            Consolidated Statements of Operations for the Three Months
                    Ended March 31, 1996 and 1995                          5
            Consolidated Statements of Changes in Stockholders' Equity
                    for the Three Months Ended March 31, 1996              6
            Consolidated Statements of Cash Flows for the Three Months
                    Ended March 31, 1996 and 1995                         7-8
            Notes to the Consolidated Financial Statements                 10


          Item 2 - Management's Discussion and Analysis of Financial
          ----------------------------------------------------------
                      Condition and Results of Operations
                      -----------------------------------



PART II - Other Information

ELECTRIC FUEL CORPORATION

CONSOLIDATED BALANCE SHEETS



- ------------------------------------------------------------------------------------
                                                         December 31,     March 31,
                                                            1995            1996
                                                        -------------  -------------
                        ASSETS                            (Audited)     (Unaudited)
CURRENT ASSETS:

    Cash and cash equivalents                           $   5,364,867  $  23,102,528

    Marketable debt securities (at fair market value)       4,215,518      3,152,481

    Accounts receivable:

       Trade                                                  398,535        413,984
       Other                                                2,421,804      1,931,034


    Inventories                                               535,208        367,977
                                                        -------------  -------------
          Total current assets                             12,935,932     28,968,004
                                                        -------------  -------------

INVESTMENTS:
    Investee company                                           35,849         35,849
                                                        -------------  -------------
FIXED ASSETS:
    Cost                                                    6,639,926      7,491,141
    Less - accumulated depreciation and amortization          654,391        843,875
                                                        -------------  -------------
                                                            5,985,535      6,647,266
                                                        -------------  -------------

OTHER ASSETS AND DEFERRED CHARGES net of accumulated
amoritzation                                                  743,885         30,833
                                                        -------------  -------------
                                                        $  19,701,201  $  35,681,952
                                                        =============  =============
- ------------------------------------------------------------------------------------

ELECTRIC FUEL CORPORATION
CONSOLIDATED BALANCE SHEETS


- --------------------------------------------------------------------------------
                                                    December 31,    March 31,
                                                       1995           1996
                                                    -----------   -----------
                                                     (Audited)    (Unaudited)
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accruals:
       Trade                                        $ 2,743,539   $ 1,719,703
       Other                                          6,357,706     5,586,330
    Advances from Customers                           4,223,066     3,327,600
                                                    -----------   -----------
         Total current liabilities                   13,324,311    10,633,633

LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT
    net of amount funded                                555,908       649,335
                                                    -----------   -----------
           Total Liabilities                         13,880,219    11,282,968
                                                    -----------   -----------
STOCKHOLDERS' EQUITY:

Common stock--$0.01 par value;
authorized--14,000,000 shares issued - 11,328,110
shares as of December 31, 1995  and 12,425,947
as of March 31, 1996; outstanding--8,675,947
shares as of December 31, 1995 and 12,425,947
shares as of March 31, 1996                             113,282       124,260

Preferred stock - $0.01 par value; authorized -
1,000,000 shares, no shares outstanding

Additional paid-in capital                           24,168,108    45,568,576

Accumulated deficit                                 (16,873,340)  (19,869,761)
Unrealized gain on available-for-sale securities         29,048        18,851

Treasury stock, at cost (common stock--2,652,163
shares as of December 31, 1995)                        (193,174)

Notes receivable from stockholders                   (1,422,942)   (1,442,942)
                                                    -----------   -----------
          Total Stockholders' Equity                  5,820,982    24,398,984
                                                    -----------   -----------

                                                    -----------   -----------
                                                    $19,701,201   $35,681,952
                                                    ===========   ===========

- --------------------------------------------------------------------------------

ELECTRIC FUEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



================================================================================

                                                   Three months ended March 31,
                                                   ----------------------------
                                                     1995             1996
                                                   -----------     ------------
REVENUES                                           $   282,662      $ 1,265,855

RESEARCH AND DEVELOPMENT
EXPENSES AND COST OF REVENUES
    Expenses incurred                                1,654,337        3,749,647
    Less - royalty-bearing grants                      223,673
                                                   -----------      -----------
                                                     1,430,664        3,749,647

PROVISION FOR ANTICIPATED PROGRAM
LOSSES                                               1,500,000

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                                602,919          627,922
                                                   -----------      -----------
                                                     3,533,583        4,377,569
                                                   -----------      -----------

                                                   -----------      -----------
OPERATING LOSS                                      (3,250,921)      (3,111,714)

FINANCIAL INCOME  - NET                                198,505          130,033
                                                   -----------      -----------
LOSS BEFORE TAXES ON INCOME                         (3,052,416)      (2,981,681)

TAXES ON INCOME                                                          14,740
                                                   -----------      -----------
LOSS FROM THE OPERATION OF THE
COMPANY & ITS CONSOLIDATED                          (3,052,416)      (2,996,421)

SHARE IN LOSS OF ASSOCIATED
COMPANY                                                (18,000)
                                                   -----------      -----------
LOSS FOR THE PERIOD                                $(3,070,416)     $(2,996,421)
                                                   ===========      ===========


LOSS PER SHARE                                     $     (0.36)     $     (0.28)
                                                   ===========      ===========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                   8,413,668       10,757,815
                                                   ===========      ===========

================================================================================

ELECTRIC FUEL CORPORATION


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                                                     (UNAUDITIED)
- ------------------------------------------------------------------------------------------------------------------------------------

                                     Common Stock                                                               Unrealized gain
                                  -------------------       Additional paid-in                                  on available-for-
                                  Shares       Amount             capital            Accumulated deficit         sale securities
                                ----------   ----------   ----------------------    ----------------------    --------------------
BALANCE AT JANUARY 1, 1996      11,328,110   $  113,282            $  24,168,108            $  (16,873,340)             $   29,048

CHANGES DURING THE THREE
MONTH PERIOD ENDED
MARCH 31, 1996:

Shares issued in a public of
offering                         3,750,000       37,500               21,567,120 *

Treasury stock retired          (2,652,163)     (26,522)                (166,652)

Accrued Interest on notes receivable
from stockholders

Unrealized loss on available-for-sale
securities

Loss                                                                                            (2,996,421)
                                ----------   ----------   ----------------------    ----------------------    --------------------

BALANCE AT
  MARCH 31, 1996                12,425,947     $124,260           $   45,568,576           $   (19,869,761)            $    18,851
                                ==========   ==========   ======================    ======================    ====================


                                                                    (UNAUDITED)
- -------------------------------------------------------------------------------------------------------
                                             Treasury          Notes receivable
                                              Stock            from shareholders            Total
                                         ----------------    ----------------------    ----------------
BALANCE AT JANUARY 1, 1996                   $   (193,174)            $  (1,422,942)      $   5,820,982

CHANGES DURING THE THREE
MONTH PERIOD ENDED
MARCH 31, 1996:

Shares issued in a public
offering                                                                                     21,604,620

Treasury stock retired                            193,174                                             0

Accrued Interest on notes receivable
from stockholders                                                           (20,000)            (20,000)

Unrealized loss on available-for-sale
securities                                                                                      (10,197)

Loss                                                                                         (2,996,421)
                                         ----------------    ----------------------    ----------------

BALANCE AT
  MARCH 31, 1996                                       $0          $     (1,442,942)     $   24,398,984
                                         ================    ======================    ================


                   *  Net of $ 2,690,540 - offering expenses

- -------------------------------------------------------------------------------------------------------

ELECTRIC FUEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




- -----------------------------------------------------------------------------------------------------
                                                                              Three months ended
                                                                                   March 31,
                                                                        -----------------------------
                                                                            1995             1996
                                                                        -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period                                                       ($3,070,416)  $  (2,996,421)
Adjustments required to reconcile loss to net cash used in operating activities:
   Loss relating to investment in investee company                             18,000
   Depreciation and amortization                                               68,132         209,820
   Amortization of premium net of accrued interest and gain from
sale of marketable debt securities                                             17,322          15,840
    Capital loss from disposal of fixed assets                                                    777
    Liability for employee rights upon retirement--net                        61,753          93,427
    Interest accrued on notes and loan to stockholders                        (21,840)        (20,000)
Changes in operating asset and liability items:
    Decrease (Increase) in accounts receivable                              1,216,010         501,855
    Decrease (Increase) in inventories                                         (7,590)        167,231
    Increase in accounts payable and accruals                               2,066,171      (1,084,660)
    Changes in related parties--net                                           10,141
    Increase (Decrease) in advances from customers                          1,262,740        (895,466)
                                                                        -------------   -------------
      Net cash provided by (used in) operating activities               $   1,620,423   $  (4,007,597)
                                                                        -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                 (644,789)       (897,733)
    Proceeds from disposal of marketable debt securities                      995,610
    Purchase of marketable debt securities
    Proceeds from disposal of fixed assets                                                      1,371
    Proceeds from sale of marketable debt securities                                        1,037,000
                                                                        -------------   -------------
      Net cash provided by investing activities                         $     350,821   $     140,638
                                                                        -------------   -------------
FORWARD                                                                 $   1,971,244   $  (3,866,959)
                                                                        -------------   -------------
- -----------------------------------------------------------------------------------------------------

ELECTRIC FUEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


- -----------------------------------------------------------------------------------------------------
                                                                              Three months ended
                                                                                   March 31,
                                                                        -----------------------------
                                                                            1995             1996
                                                                        -------------   -------------
FORWARD                                                                 $   1,971,244   $  (3,866,959)
                                                                        -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issue of share capital (including additional paid in capital),
         net of offering expenses                                                          21,604,620

    Purchase of treasury stock                                                (46,987)
                                                                        -------------   -------------
      Net cash provided by (used in) financing activities                     (46,987)     21,604,620
                                                                        -------------   -------------
INCREASE IN CASH AND CASH EQUIVALENTS                                       1,924,257      17,737,661
BALANCE OF CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                         1,307,855       5,364,867
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                                                  $   3,232,112   $  23,102,528
                                                                        =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION--CASH PAID DURING THE PERIOD FOR:
    Interest                                                            $         338   $         618
                                                                        =============   =============
    Advances to income tax authorities                                  $      14,315   $      73,295
                                                                        =============   =============
- -----------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------


1. The interim financial statements of Electric Fuel Corporation ("the Company") reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company's management, necessary for a fair statement of results for the periods presented. Operating revenue and expenses for any interim period are not necessarily indicative of results for a full year.

   For the purpose of these interim financial statements, certain information and disclosures normally included in the financial statements have been condensed or omitted. These unaudited statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1995.

1. In February 1995, the Company completed a public offering of 3,750,000 shares of its common stock of par value of $0.01 per share, at an offering price of $6.50 per share.

                           ELECTRIC FUEL CORPORATION

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 ---------------------------------------------

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report. Amounts reported here have been rounded to the nearest thousand.

Forward Looking Statements

When used in this discussion, the words "believes", "anticipated" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" attached as Exhibit 99 to the Company's Annual Report For the year ended December 31, 1995 on Form 10K and incorporated herein by reference . Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations:

Three months ended March 31, 1996 compared to the three months ended March 31, 1995.

Revenues:

Revenues for the first quarter of 1996 totaled $1,266,000 compared with $283,000 in the comparable period in 1995, an increase of $983,000. Revenues for the first quarter of 1996 were principally derived from activities relating to the Deutsche Post AG (Deutsche Post) field test program. Additionally, the company continued to recognize revenues from its agreement with STN Atlas Elektronic GmbH to develop a high power zinc oxygen battery for torpedoes. First quarter 1995 revenues were attributable to the completion and delivery of certain outstanding orders from Edison Termoelettrica, SpA ("Edison"), as well as beginning recognition of revenues related to the Deutsche Post field test. The Company anticipates a significant portion of the remaining expected revenues related to the field test to be recognized in 1996 and the beginning of 1997, as the regeneration plant becomes fully operational, batteries are delivered and operations begin. Revenues in connection with the operation of the field test fleet are expected to continue throughout 1997.


Expenses

Research and development expenses and cost of revenues were $3,750,000 compared with $1,654,000 for the first quarter of 1995. The Company believes that, given the Company's stage of development, it is not, at this time, meaningful to distinguish between R&D expenses and cost of revenues. The increase in expenses of $2,096,000 from the first quarter of 1995 is principally attributable to: expenses in connection with the Deutsche Post field test; costs associated with the continued growth of the Company, including the operation of the Company's production and development facilities in Israel, and increased personnel costs relating to the foregoing. With regard to the Company's R&D program, for the first quarter of 1995, $224,000 of royalty bearing grants were recognized, which reduced R&D expenses during this period. Since the Company's 1996 grant application has not yet been approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade, no royalty bearing grants have been recognized in the first quarter of 1996. Expenses related to the field test are expected to increase through the rest of 1996 and into 1997 as the Company continues to deliver batteries and operates the Bremen regeneration plant.

In the first quarter of 1995, the Company increased its provision for anticipated program losses on the Deutsche Post field test by $1.5 million. Management currently estimates that previously recorded provisions for anticipated program losses are sufficient and accordingly no increase to the provision was recorded in the first quarter of 1996. The balance of the provision for the uncompleted portions of the program amounts to $3.6 million as at March 31, 1996. The remaining provision reflects anticipated losses from the field test based on the most recent estimates of costs related to the field test, and may be offset by future revenues or increased to reflect any future revised estimates of project costs. The overall provision includes cost estimates based on the Company's production experience to date for the supply of the battery-vehicle interface equipment, batteries, the estimated service expenses for the field test fleet and the 100 kg/hour regeneration plant being completed in Bremen, Germany. Since the plant is currently dedicated to the field test, the cost of the plant (net of anticipated residual value) is reflected as a current expense.

Selling, general and administrative expenses for the first quarter of 1996 were $628,000 compared with $603,000 in the first quarter of 1995. As the Company expands its activities it expects increases in selling, general and administrative expenses, particularly with respect to marketing expenses.

The Company reported a net loss of $2,996,000 in the first quarter of 1996 compared with a net loss $3,070,000 in the first quarter of 1995 due to the factors sighted above.

Liquidity and Capital Resources

Battery and vehicle deliveries for the field test are expected to continue during 1996 and the beginning of 1997. Accordingly, most of the Company's revenues and expenses related to the field test are expected to be recognized during these periods. Total consideration to the Company for the batteries, equipment and services to be supplied in connection with the field test (including DM 1.0 million from Vattenfall AB) is expected to be DM 22.0 million (approximately $15.2 million), less a contribution to the costs of the field test by the Company of DM 7.0 million (approximately $4.8 million), leaving a net balance of approximately DM 15.0 million (approximately $10.4 million), which the Company does not believe will be sufficient to offset its related expenses.

The Company expects that, in connection with the expansion of its activities and the engineering and establishment of the Electric Fuel System, the Company's R&D, operational and selling, general and administrative expenses will continue to increase.

In the first quarter of 1996, the Company completed a public offering of 3,750,000 shares of its Common Stock at an offering price of $6.50 per share. The offering resulted in net proceeds to the company of approximately $21.6 million. As of March 31, 1996, the Company had cash, cash equivalents and investments of approximately $26.3 million compared with $9.6 million as of December 31, 1995.

The Company used available funds in the first three months of 1996 primarily for the advancement of its commitments with regard to the field test, continued R&D expenditures, and other working capital needs. The Company increased its investment in fixed assets by $898,000 to $7.5 million during the three months ended March 31, 1996. Fixed assets include $2.6 million related to the value of the Bremen facility after its use in the field test, based on construction costs to date. The Company currently anticipates that the total residual value of the Bremen facility will be approximately $3.6 million.

Also during the first quarter of 1996, the Company's Israeli subsidiary, Electric Fuel Ltd. ("EFL"), established a line of credit with the First International Bank of Israel Ltd. ("FIBI") (the "Credit Facility"). Borrowings under the Credit Facility will bear interest at FIBI's prime rate + 2% per annum, be unconditionally guaranteed by Electric Fuel Corporation ("EFC") and be secured by a pledge of foreign currency deposits in the amount of NIS 750,000 (approximately $240,000). Additionally the Credit Facility imposes financial and other covenants on EFC and EFL and will expire on May 31, 1996, at which time the Credit Facility will be reviewed for renewal by FIBI. The Credit Facility provides EFL with a line of credit in the maximum principal amount of NIS 3.8 million (approximately $1.2 million), which is expected to be used as credit support for various obligations of the Company, and will enable EFL to enter into up to U.S. $ 4.0 million in currency hedging forward contracts with a 5% collateral requirement. As of March 31, 1996 the bank had issued letters of credit and bank guarantees totaling approximately $455,000, and there were approximately $677,000 of open foreign currency forward contracts entered into for hedging purposes.

The Company has no long term debt outstanding and expects that its cash flow from operations together with present cash reserves and amounts available under the Credit Facility, will be sufficient to fund the Company's activities through 1997. However, costs related to the field test have exceeded, and may continue to exceed, budgeted amounts and while the Company, in accordance with the terms of the Partnership Agreement, intends to request additional funding from the Deutsche Post, there can be no assurance that it will obtain any such additional funding. As a result, the Company might have to reduce, or defer, its anticipated future commitments. Furthermore, if the field test is successful and Deutsche Post, or any other participant in the field test, begins to convert all or a portion of their fleets, to the Electric Fuel System, the Company could be required to produce batteries in increased quantities as well as to construct new regeneration and refueling facilities or expand its existing facility to commercial capacity. Moreover additional strategic alliances may also require the establishment or expansion of facilities in Israel or elsewhere. In addition, the Company may determine that it should invest in certain programs, such as additional electric vehicle demonstration programs, which it believes will advance the development and commercialization of the Electric Fuel System. Accordingly, the Company may be required to seek additional financing during this period.

Actual cash requirements will depend in part upon actual and anticipated sales and licenses. The Company may also be able to finance some portion of its fixed asset and equipment needs through Approved Enterprise grants from the Government of Israel.

Part II

Item 6.

     (b) No reports on Form 8-K were filed during the first quarter of 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ELECTRIC FUEL CORPORATION
                                         (Registrant)




                                         By:     /s/ Robert S. Ehrlich
                                                 -----------------------------
                                         Name:   Robert S. Ehrlich
                                         Title: Chief Financial Officer



Dated:   May 15, 1995