Form 10-Q
period 1996-06-30
ELECTRIC FUEL CORP
filed 1996-08-13
CIK 916529

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended:  June 30, 1996

Commission file No.  0-23336



                            ELECTRIC FUEL CORPORATION

                  Exact name of registrant as specified in its
                                     charter

                 Delaware                                  95-4302784
(State or other jurisdiction                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

                  885 Third Avenue, New York, New York 10022 - Suite 2900
                         (Address of principal executive
                                     offices)
                                   (Zip Code)

                                 (212) 230-2172

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


                                    Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

          The number of shares outstanding of the issuer's common stock as at August 9, 1996 was 12,425,947.

                                      INDEX

                                                                      Page

PART I - FINANCIAL INFORMATION:

Item 1 - INTERIM FINANCIAL STATEMENTS (UNAUDITED):
  Consolidated Balance Sheets at June 30, 1996 and
    December 31, 1995                                                  3-4
  Consolidated Statements of Operations for the Six Months
    Ended June 30, 1996 and 1995                                       5
  Consolidated Statements of Changes in Stockholders' Equity
    for the Six Months Ended June 30, 1996                             6
  Consolidated Statements of Cash Flows for the Six Months
    Ended June 30, 1996 and 1995                                       7
  Notes to the Consolidated Financial Statements                       8



Item 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                  10-12




PART II - OTHER INFORMATION                                            13


ELECTRIC FUEL CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                                                            December 31,                June 30,
                                                                                                 1995                     1996
                                                                                        ----------------------     -----------------
                                         ASSETS                                               (Audited)               (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                                                                       $5,364,867           $9,153,996



    Marketable debt securities (at fair market value)                                                4,215,518           12,026,858



    Accounts receivable:
       Trade                                                                                           398,535              359,927
       Other                                                                                         2,421,804            1,816,374



    Inventories                                                                                        535,208              813,864
                                                                                        ----------------------     -----------------

          TOTAL CURRENT ASSETS                                                                      12,935,932           24,171,019
                                                                                        ----------------------     -----------------
INVESTMENTS:
   Investee company                                                                                     35,849               35,849
                                                                                        ----------------------     -----------------

FIXED ASSETS:
    Cost                                                                                             6,639,926            8,074,866
    Less - accumulated depreciation and amortization                                                   654,391            1,041,323
                                                                                        ----------------------     -----------------
                                                                                                     5,985,535            7,033,543
                                                                                        ----------------------     -----------------

OTHER ASSETS AND DEFERRED CHARGES net of accumulated amortization                                      743,885               28,326
                                                                                        ----------------------     -----------------

                                                                                                   $19,701,201           31,268,737
                                                                                        ======================     =================




ELECTRIC FUEL CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                                                              December 31,              June 30,
                                                                                                  1995                    1996
                                                                                         ----------------------     ----------------
                                                                                               (Audited)               (Unaudited)

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accruals:
       Trade                                                                                         $2,743,539          $2,513,564
       Other                                                                                          6,357,706           4,914,320



    Advances from Customers                                                                           4,223,066           1,784,854
                                                                                         ----------------------     ----------------
         Total current liabilities                                                                   13,324,311           9,212,738

LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT
    net of amount funded                                                                                555,908             744,644
                                                                                         ----------------------     ----------------

           Total Liabilities                                                                         13,880,219           9,957,382
                                                                                         ----------------------     ----------------

STOCKHOLDERS' EQUITY:

 Common  stock - $0.01 par  value;  authorized  -  28,000,000  shares;  issued -
11,328,110  shares as of December 31, 1995 and  12,425,947  as of June 30, 1996;
outstanding - 8,675,947 shares as of December 31, 1995 and 12,425,947 as of June
30, 1996.                                                                                               113,282             124,260

Preferred stock - $0.01 par value; authorized - 1,000,000 shares, no shares outstanding

Additional paid-in capital                                                                           24,168,108          45,564,103

Accumulated deficit                                                                                (16,873,340)        (22,920,662)
Unrealized gain on available-for-sale securities                                                         29,048              11,029


Treasury stock, at cost (common stock 2,652,163 shares as of  December 31, 1995 )                     (193,174)

Notes receivable from stockholders                                                                  (1,422,942)         (1,467,375)
                                                                                         ----------------------     ----------------

          TOTAL STOCKHOLDERS' EQUITY                                                                  5,820,982          21,311,355
                                                                                         ----------------------     ----------------

                                                                                                    $19,701,201         $31,268,737
                                                                                         ======================     ================


ELECTRIC FUEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                          SIX MONTHS ENDED JUNE 30,                THREE MONTHS ENDED JUNE 30,
                                                    --------------------------------------    --------------------------------------
                                                                 1995                 1996                 1995                 1996
                                                    -----------------   ------------------    -----------------    -----------------

REVENUES                                                   $1,147,710           $2,494,607             $865,048           $1,228,752
                                                    -----------------   ------------------    -----------------    -----------------


RESEARCH AND DEVELOPMENT  EXPENSES AND COST OF REVENUES
    Expenses incurred                                       4,032,295            7,356,202            2,377,958            3,606,555
    Less - royalty-bearing grants                             716,463                                   492,790
                                                    -----------------   ------------------    -----------------    -----------------
                                                            3,315,832            7,356,202            1,885,168            3,606,555

PROVISION FOR ANTICIPATED PROGRAM   LOSSES                  2,100,000                                   600,000

SELLING, GENERAL AND   ADMINISTRATIVE                       1,218,012            1,514,055              615,093              886,133
EXPENSES
                                                    -----------------   ------------------    -----------------    -----------------
                                                            6,633,844            8,870,257            3,100,261            4,492,688
                                                    -----------------   ------------------    -----------------    -----------------


OPERATING LOSS                                            (5,486,134)          (6,375,650)          (2,235,213)          (3,263,936)

FINANCIAL INCOME  - NET                                       392,312              379,904              193,807              249,871
                                                    -----------------   ------------------    -----------------    -----------------

LOSS  BEFORE TAXES ON INCOME                              (5,093,822)          (5,995,746)          (2,041,406)          (3,014,065)

TAXES ON INCOME                                                                     51,576                                    36,836
                                                    -----------------   ------------------    -----------------    -----------------

LOSS FROM THE OPERATION OF THE COMPANY &                  (5,093,822)          (6,047,322)          (2,041,406)          (3,050,901)
ITS CONSOLIDATED SUBSIDIARIES

SHARE IN LOSS OF ASSOCIATED COMPANY                          (33,000)                                  (15,000)
                                                    -----------------   ------------------    -----------------    -----------------
LOSS FOR THE PERIOD                                      ($5,126,822)         ($6,047,322)         ($2,056,406)         ($3,050,901)
                                                    =================   ==================    =================    =================

LOSS PER SHARE                                                ($0.61)              ($0.53)              ($0.24)              ($0.25)
                                                    =================   ==================    =================    =================

WEIGHTED AVERAGE NUMBER OF   SHARES                         8,454,130           11,375,494            8,472,763           12,213,155
OUTSTANDING
                                                    =================   ==================    =================    =================





                            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                                 (unaudited)


                            COMMON STOCK                                   UNREALIZED
                                                                             GAIN
                       ----------------------
                          Shares     Amount   Additional     Accumulated      on           Treasury       Notes          Total
                                              paid-in        deficit       available-for   Stock        receivable
                                              capital                      -sale securi-                  from
                                                                            rities                     shareholders
                       -----------  --------- -------------  ------------ -------------   -----------   -------------  ------------
BALANCE AT JANUARY 1,   11,328,110  $113,282  $24,168,108    ($16,873,340)   $29,048      ($193,174)    ($1,422,942)    $5,820,982
1996
CHANGES DURING THE SIX MONTH PERIOD ENDED JUNE 30, 1996:

Shares issued in a       3,750,000    37,500   21,562,647 *                                                             21,600,147
public offering

Treasury stock retired  (2,652,163)  (26,522)    (166,652)                                  193,174                              0


Accrued Interest on notes receivable from stockholders                                                      (44,433)       (44,433)



Unrealized loss on available-for-sale securities                             (18,019)                                      (18,019)

Loss                                                           (6,047,322)                                              (6,047,322)
                      ------------- --------- --------------  ------------ -------------  -----------   -------------  -------------

BALANCE AT              12,425,947  $124,260   $45,564,103   ($22,920,662)   $11,029            $0      ($1,467,375)   $21,311,355
JUNE 30, 1996         ============= ========= =============   ============ =============  ===========   =============  =============


*  Net of $ 2,774,853 - offering expenses



ELECTRIC FUEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                                                 SIX MONTHS ENDED



                                                                                                      JUNE 30,
                                                                                                 1995                  1996
                                                                                      ---------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Loss for the period                                                                      ($5,126,822)          ($6,047,322)

Adjustments required to reconcile loss to net cash used in operating activities:
    Loss relating to investment in investee company                                           33,000
    Depreciation and amortization                                                            148,698               470,387

    Amortization of premium net of accrued interest and gain from sale of marketable
    debt securities                                                                           40,438                34,370
    Capital loss from disposal of fixed assets                                                                         777
    Liability for employee rights upon retirement - net                                      113,916               188,736
    Interest accrued on notes and loan to stockholders                                       (43,754)              (44,433)

Changes in operating asset and liability items:
    Decrease  in accounts receivable                                                         703,613               407,351
    Increase in inventories                                                                 (116,590)             (278,656)
    Increase (Decrease) in accounts payable and accruals                                   2,695,884            (1,673,361)
    Changes in related parties = net                                                          10,141
    Increase (Decrease) in advances from customers                                           808,349            (2,438,212)
                                                                                          -----------     -----------------

      Net cash used in operating activities                                                ($733,127)          ($9,380,363)
                                                                                         ------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of fixed assets                                                              (2,077,330)           (1,596,572)
    Investment grant relating to fixed assets                                                                      317,723
    Purchase of marketable debt securities-net                                                                  (8,900,729)
    Proceeds from disposal of fixed assets                                                                           1,371
    Proceeds from sale of marketable debt securities                                       4,227,128             1,037,000
                                                                                         ------------     -----------------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 $2,149,798           ($9,141,207)
                                                                                         ------------     -----------------

FORWARD                                                                                    $1,416,671         ($18,521,570)
                                                                                         ------------     -----------------




CASH FLOWS FROM FINANCING ACTIVITIES:

    Issue of share capital (including additional paid in capital),
        net of offering expenses                                                                                22,310,699
    Payment on note receivable from Stockholders                                               22,912
    Proceeds from exercise of warants and options                                             101,679
    Purchase of treasury stock                                                                (46,987)
                                                                                          -------------    ---------------
      Net cash provided by financing activities                                                77,604           22,310,699
                                                                                          -------------    ---------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                       1,494,275            3,789,129
BALANCE OF CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                                         1,307,855            5,364,867
                                                                                           ------------    ----------------
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $2,802,130           $9,153,996
                                                                                           ============    ================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - CASH PAID DURING THE PERIOD FOR:
    Interest                                                                                    1,154                3,759
                                                                                           =============     ===============
    Advances to income tax authorities                                                         25,728               65,675
                                                                                           -------------     ---------------
                                                                                           -------------     ---------------

                                      -7-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)






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

2. In February 1996, the Company completed a public offering of 3,750,000 shares of its common stock of par value of $0.01 per share, at an offering price of $6.50 per share.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report. Amounts reported here have been rounded to the nearest thousand.

FORWARD LOOKING STATEMENTS

When used in this discussion, the words "believes", "anticipated" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" attached as Exhibit 99 to the Company's Annual Report for the year ended December 31, 1995 on Form 10-K and incorporated herein by reference . Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS:
THREE  MONTHS  ENDED JUNE 30, 1996  COMPARED TO THE THREE  MONTHS ENDED JUNE 30,
1995.

REVENUES:
Revenues for the second quarter of 1996 amounted to $1,229,000 vs. $865,000 in the comparable period in 1995, an increase of $364,000. Revenues for the second quarter of 1996 were principally derived from activities relating to the Deutsche Post AG (Deutsche Post) field test program. Additionally, the Company completed recognition of revenues related to phase 1 of its development program with STN Atlas Elektronic GmbH (STN) to develop a high power zinc oxygen battery for torpedoes. The Company is presently negotiating the details of the next phase of its program with STN. In the second quarter of 1995 revenues were primarily related to the Deutsche Post field test, as well as certain revenues related to marketing rights and the sale of equipment in the contract signed with Vattenfall AB. The Company anticipates a significant portion of the remaining expected revenues related to the field test to be recognized in 1996 and into 1997, as batteries continue to be delivered, the regeneration plant becomes fully operational, and the field test fleet is serviced.

EXPENSES:
For the second quarter of 1996, research and development expenses and cost of revenues were $3,607,000 compared with $2,378,000 for the second quarter of 1995. The Company believes that, given the Company's stage of development, it is not, at this time, meaningful to distinguish between R&D expenses and cost of revenues. The increase in expenses of $1,229,000 from the first quarter of 1995 is principally attributable to: expenses in connection with the Deutsche Post field test, including battery production costs primarily related to batteries for the Mercedes-Benz vehicles; costs associated with the continued growth of the Company, including the operation of the Company's production and development facilities in Israel and its new facility in Bremen, Germany; and increased personnel costs relating to the foregoing. For the second quarter of 1995, $493,000 of royalty bearing grants were recognized, which reduced R&D expenses during this period. The Company's 1996 grant application has not yet been approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade. Therefore no royalty bearing grants have been recognized in the second quarter of 1996. Expenses related to the field test are expected to continue through the rest of 1996 and into 1997 as the Company continues to deliver batteries and operates the Bremen regeneration plant.

In the second quarter of 1995, the Company increased its provision for anticipated program losses on the Deutsche Post field test by $0.6 million. Management believes that the provision for anticipated program losses previously recorded by the Company reflects the program losses currently estimated by management and accordingly no increase to the provision was recorded in the second quarter of 1996. In the future, however, the provision may be offset by additional revenues or increased to reflect any revised estimates of project costs. At June 30, 1996, the costs of the field test incurred by the Company had exceeded the related program budgeted amounts, thereby allowing the Company, pursuant to the terms of the field test Partners Agreement, to enter into discussions to obtain additional funding from the Deutsche Post. There can be, however, no assurance that the Company will be able to obtain any such funding. As a result, the Company might have to modify or reduce its participation in the field test. The balance of the provision for the uncompleted portions of the program amounts to $2.9 million as at June 30, 1996. The overall provision includes cost estimates based on the Company's production experience to date for the supply of batteries and battery-vehicle interface equipment, the estimated service expenses for the field test fleet and costs related to the 100 kg/hour regeneration plant, in Bremen, Germany which is supporting the Mercedes-Benz field test vehicles in service at June 1996. Since the plant is currently dedicated to the field test, the cost of the plant (net of anticipated residual value) is reflected as a current expense.

Selling, general and administrative expenses for the second quarter of 1996 were $886,000 vs. $615,000 in the second quarter of 1995. This increase was primarily attributable to increased salaries, fees and allocated overhead expenses with respect to the Company's expanded activities, particularly in Germany. As the Company further expands its activities it expects increases in selling, general and administrative expenses, particularly with respect to marketing expenses, as well as administrative expenses in Germany.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995.

REVENUES:
Revenues for the first half of 1996 amounted to $2,495,000 vs. $1,148,000 in the comparable period in 1995, an increase of $1,347,000. Revenues for the first half of 1996 were principally derived from activities relating to the Deutsche Post field test program. Additionally, the Company completed recognition of revenues related to phase 1 of its development program with STN to develop a high power zinc oxygen battery for torpedoes. The Company is presently negotiating the details of the next phase of its program with STN. In the first half of 1995 the revenues were primarily related to the Deutsche Post field test, as well as certain revenues related to marketing rights and the sale of equipment in the contract signed with Vattenfall AB. Also included in the first half of 1995 were revenues related to the completion and delivery of certain outstanding orders from Edison Termoelettrica, SpA (Edison). The Company anticipates a significant portion of the remaining expected revenues related to the field test to be recognized in 1996 and into 1997, as batteries continue to be delivered, the regeneration plant becomes fully operational, and the field test fleet is serviced.

EXPENSES
Research and development expenses and cost of revenues were $7,356,000 in the first half of 1996 vs. $4,032,000 in the comparable period in 1995. The Company believes that, given the Company's stage of development, it is not, at this time, meaningful to distinguish between R&D expenses and cost of revenues. The increase in expenses of $3,324,000 from the first half of 1995 was principally attributable to: expenses in connection with the Deutsche Post field test, including battery production costs primarily related to batteries for the Mercedes-Benz vehicles; costs associated with the continued growth of the Company, including the operation of the Company's production and development facilities in Israel and its new facility in Bremen, Germany; and increased personnel costs relating to the foregoing. For the first half of 1995, $716,000 of royalty bearing grants were recognized, which reduced R&D expenses during this period. The Company's 1996 grant application has not yet been approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade. Therefore no royalty bearing grants have been recognized in the second quarter of 1996. Expenses related to the field test are expected to continue through the rest of 1996 and into 1997 as the Company continues to deliver batteries and operates the Bremen regeneration plant.

During the first half of 1995, the Company increased its provision for anticipated program losses related to the Deutsche Post field test by $2.1 million. Management believes that the provision for anticipated program losses previously recorded by the Company reflects the program losses currently estimated by management and accordingly no increase to the provision was recorded in the first half of 1996. In the future, however, the provision may be offset by additional revenues or increased to reflect any revised estimates of project costs. At June 30, 1996, the costs of the field test incurred by the Company had exceeded the related program budgeted amounts, thereby allowing the Company, pursuant to the terms of the field test Partners Agreement, to enter into discussions to obtain additional funding from the Deutsche Post. There can be, however, no assurance that the Company will be able to obtain any such funding. As a result, the Company might have to modify or reduce its participation in the field test.

The balance of the provision for the uncompleted portions of the program amounts to $2.9 million as at June 30, 1996. The overall provision includes cost estimates based on the Company's production experience to date for the supply of batteries and battery-vehicle interface equipment, the estimated service expenses for the field test fleet and costs related to the 100 kg/hour regeneration plant, in Bremen, Germany which is supporting the Mercedes-Benz field test vehicles in service at June 1996. Since the plant is currently dedicated to the field test, the cost of the plant (net of anticipated residual value) is reflected as a current expense.

Selling, general and administrative expenses rose in the first half of 1996 to $1,514,000 vs. $1,218,000 in the comparable period in 1995. This increase was primarily attributable to increased salaries, fees and allocated overhead expenses with respect to the Company's expanded activities, particularly in Germany. As the Company further expands its activities it expects increases in selling, general and administrative expenses, particularly with respect to marketing expenses, as well as administrative expenses in Germany.

LIQUIDITY AND CAPITAL RESOURCES

Battery and vehicle deliveries for Mercedes-Benz' participation in the field test are expected to continue through 1996. It is anticipated by the Company that deliveries of Opel batteries and vehicles will commence beginning December 1996 and will be integrated into the field test in 1997. The Company has recognized to date approximately 53% of the field test revenues. Most of the remaining revenues and expenses related to the field test are expected to be recognized during the remainder of 1996 and into 1997. Total consideration to the Company for the batteries, equipment and services to be supplied in connection with the field test (including DM 1.0 million from Vattenfall AB) is expected to be DM 22.0 million (approximately $15.2 million), less a contribution to the costs of the field test by the Company of DM 7.0 million (approximately $4.8 million), leaving a net balance of approximately DM 15.0 million (approximately $10.4 million), which the Company does not believe will be sufficient to offset its related expenses.

In the first quarter of 1996, the Company completed a public offering of 3,750,000 shares of its Common Stock at an offering price of $6.50 per share. The offering resulted in net proceeds to the Company of approximately $21.6 million. As of June 30, 1996, the Company had cash, cash equivalents and investments of approximately $21.2 million compared with $9.6 million as of December 31, 1995.

The Company used available funds in the first half of 1996 primarily for the advancement of its commitments with regard to the field test, continued R&D expenditures, and other working capital needs. The Company increased its investment in fixed assets by $1.5 million to $8.1 million during the six months ended June 30, 1996. Fixed assets include $2.9 million related to the value of the Bremen facility after its use in the field test, based on construction costs to date. The Company currently anticipates that the total residual value of the Bremen facility will be approximately $3.4 million.

Also during the first quarter of 1996, the Company's Israeli subsidiary, Electric Fuel Ltd. ("EFL"), established a line of credit with the First International Bank of Israel Ltd. ("FIBI") (the "Credit Facility"). Borrowings under the Credit Facility will bear interest at FIBI's prime rate + 2% per annum, be unconditionally guaranteed by Electric Fuel Corporation ("EFC") and be secured by a pledge of foreign currency deposits in the amount of NIS 750,000 (approximately $234,000). Additionally the Credit Facility imposes financial and other covenants on EFC and EFL and presently expires on December 31, 1996, at which time the Credit Facility will be reviewed for renewal by FIBI. The Credit Facility provides EFL with a line of credit in the maximum principal amount of NIS 3.8 million (approximately $1.2 million), which is expected to be used as credit support for various obligations of the Company, and will enable EFL to enter into up to U.S. $ 4.0 million in currency hedging forward contracts with a 5% collateral requirement. As of June 30, 1996 the bank had issued letters of credit and bank guarantees totaling approximately $209,000. At the present time, the Company is not engaged in any hedging activities.

The Company has no long term debt outstanding and expects that its cash flow from operations together with present cash reserves and amounts available under the Credit Facility will be sufficient to fund the Company's projected activities through 1997. However, costs related to the field test have exceeded, and may continue to exceed, budgeted amounts. During the second quarter of 1996, the Company, in accordance with the terms of the Partners Agreement which permits parties whose costs exceed 20% of budgeted costs to renegotiate their

                                      -1l-
obligations, entered into discussions to obtain additional funding from the Deutsche Post. There can be, however, no assurance that the Company will obtain any such additional funding. As a result, the Company might have to modify, reduce, defer or eliminate certain of its anticipated future commitments and field test obligations. Furthermore, if the field test is successful and Deutsche Post, or any other participant in the field test, begins to convert all or a portion of their fleets, to the Electric Fuel System, the Company could be required to produce batteries in increased quantities as well as to construct new regeneration and refueling facilities or expand its existing facility to commercial capacity. Moreover, additional strategic alliances may also require the establishment or expansion of facilities in Israel or elsewhere. In addition, the Company may determine that it should invest in certain programs, such as additional electric vehicle demonstration programs, which it believes will advance the development and commercialization of the Electric Fuel System. The Company also intends to use its resources to research and develop other applications exploiting the proprietary technology related to the Electric Fuel System and other advanced battery technologies. Accordingly, the Company may be required to seek additional funding during this period. The Company continues to consider financing alternatives when presented and, if financing becomes available on satisfactory terms, including price, the Company may obtain additional funding, including through the issuance of equity securities.

Actual cash requirements will depend in part upon actual and anticipated sales and licenses. The Company may also be able to finance some portion of its fixed asset and equipment needs through Approved Enterprise grants from the Government of Israel.

PART II

ITEM 4.

         1.     Annual meeting took place on June 24, 1996
         2.     Directors elected (Class II) - Jack E. Rosenfeld
         3. Directors whose term of office continued after meeting (Class I and III) - Yehuda Harats, Dr. Jay M. Eastman, Robert S. Ehrlich and Harvey M. Krueger



      1. ELECTION OF ONE CLASS II DIRECTOR

                                  For           Withheld
             Jack E. Rosenfeld    8,117,924     113,140


      2. PROPOSAL TO FIX THE NUMBER OF CLASS II DIRECTORS AT ONE

             For                  Against       Abstain        Broker Non-Votes
             7,997,656            20,950        72,461         140,000


      3. PROPOSAL TO APPROVE AMENDMENT TO ARTICLE FOUR OF THE COMPANY'S AMENDED AND RESTATED CERTIFICATE OF INCORPORATION TO INCREASE THE AUTHORIZED COMMON STOCK OF THE COMPANY FROM 14,000,000 SHARES TO 28,000,000 SHARES

             For                  Against       Abstain        Broker Non-Votes
             7,831,259            206,105       53,700         140,000


      4. PROPOSAL TO APPROVE THE AMENDED AND RESTATED NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

             For                   Against      Abstain         Broker Non-Votes
             7,564,196             391,428      135,440         140,000


      5. RATIFICATION OF THE APPOINTMENT OF KESSELMAN & KESSELMAN, A MEMBER OF COOPERS & LYBRAND (INTERNATIONAL), AS INDEPENDENT ACCOUNTANTS OF THE COMPANY

             For                   Against      Abstain
             8,153,774              66,490       10,800


ITEM 6.

    1. No reports on Form 8-K were filed during the second quarter of 1996.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ELECTRIC FUEL CORPORATION
                                             (Registrant)


                                              By:/s/Robert S. Ehrlich
                                              Name:  Robert S. Ehrlich
                                              Title:    Chief Financial Officer


Dated:  August 13, 1996