Form 10-Q
period 1996-09-30
ELECTRIC FUEL CORP
filed 1996-11-14
CIK 916529

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 1996

                        Commission file number  0-23336



                           ELECTRIC FUEL CORPORATION
              --------------------------------------------------
                 Exact Name of Registrant as Specified in its
                                    Charter

          Delaware                                               95-4302784
--------------------------------                         -----------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

            885 Third Avenue, New York, New York 10022 - Suite 2900
            -------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (212) 230-2172
              --------------------------------------------------
                (Registrant's Telephone Number, Including Area
                                     Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes X                   No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


       The number of shares outstanding of the issuer's common stock as of November 5, 1996 was 14,257,508.

                           ELECTRIC FUEL CORPORATION



                                     INDEX



                                                                Page
                                                                ----
PART I - FINANCIAL INFORMATION:


   Item 1 - INTERIM FINANCIAL STATEMENTS (UNAUDITED):
   -------------------------------------------------
      Consolidated Balance Sheets at September 30, 1996
             and December 31, 1995                               3-4
      Consolidated Statements of Operations for the Nine
             Months and the Three Months Ended
             September 30, 1996 and 1995                           5
      Consolidated Statements of Changes in Stockholders'
             Equity for the Nine Months Ended
             September 30, 1996                                    6
      Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 1996 and 1995                   7-8

   Notes to the Consolidated Financial Statements                  9


   Item 2 - Management's Discussion and Analysis of Financial
   ----------------------------------------------------------
             Condition and Results of Operations                10-15
             -----------------------------------




PART II - OTHER INFORMATION

ELECTRIC FUEL CORPORATION
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                 DECEMBER 31,    SEPTEMBER  30,
                                                    1995             1996
                                                 ------------    --------------
                                    ASSETS         (Audited)       (Unaudited)


CURRENT ASSETS:

    Cash and cash equivalents                      $ 5,364,867      $12,952,982

    Marketable debt securities
      (at fair market value)                         4,215,518        2,026,040

    Accounts receivable:

       Trade                                           398,535          369,272

       Other                                         2,421,804        1,847,899

    Inventories                                        535,208          847,040
                                                   -----------      -----------

          TOTAL CURRENT ASSETS                      12,935,932       18,043,233
                                                   -----------      -----------

INVESTMENTS:

   Investee company                                     35,849           35,849
                                                   -----------      -----------

FIXED ASSETS:

    Cost                                             6,639,926        8,586,272
    Less - accumulated depreciation and
      amortization                                     654,391        1,403,865
                                                   -----------      -----------
                                                     5,985,535        7,182,407
                                                   -----------      -----------

OTHER ASSETS AND DEFERRED CHARGES net of
 accumulated amortization                              743,885           70,800
                                                   -----------      -----------

                                                   $19,701,201      $25,332,289
                                                   ===========      ===========
-------------------------------------------------------------------------------

   The accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                 DECEMBER 31,    SEPTEMBER  30,
                                                      1995             1996
                                                 ------------    --------------
                                                   (Audited)       (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accruals:
       Trade                                      $ 2,743,539      $ 1,115,421
       Other                                        6,357,706        3,056,110
    Advances from Customers                         4,223,066          784,854
                                                  -----------      -----------
         TOTAL CURRENT LIABILITIES                 13,324,311        4,956,385

LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT

    net of amount funded                              555,908          811,754
                                                  -----------      -----------
           TOTAL LIABILITIES                       13,880,219        5,768,139
                                                  -----------      -----------
STOCKHOLDERS' EQUITY:

Common stock -- $0.01 par value; authorized --
28,000,000 shares; issued - 11,328,110 shares
as of December 31, 1995 and 12,719,046 as of
September 30, 1996; outstanding - 8,675,947
shares as of December 31, 1995 and 12,719,046 as
of September 30, 1996.                                113,282          127,191

Preferred stock - $0.01 par value; authorized -
1,000,000 shares, no shares  outstanding

Additional paid-in capital                         24,168,108       47,090,995

Accumulated deficit                               (16,873,340)     (24,620,467)

Unrealized gain on available-for-sale securities       29,048            1,746

Treasury stock, at cost (common stock --
2,652,163 shares as of  December 31, 1995)           (193,174)

Notes receivable from stockholders                 (1,422,942)      (3,035,315)
                                                  -----------      -----------
          TOTAL STOCKHOLDERS' EQUITY                5,820,982       19,564,150
                                                  -----------      -----------

                                                  -----------      -----------
                                                  $19,701,201      $25,332,289
                                                  ===========      ===========

-------------------------------------------------------------------------------

   The accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                 NINE MONTHS ENDED        THREE MONTHS ENDED
                                    SEPTEMBER 30,           SEPTEMBER  30,
                            ------------------------------------------------------
                                 1995          1996        1995         1996
                                 ----          ----        ----         ----
REVENUES                    $ 2,363,408   $ 3,618,289   $ 1,215,698   $ 1,123,682
                            -----------   -----------   -----------   -----------
RESEARCH AND DEVELOPMENT
  EXPENSES AND COST OF
  REVENUES

    Expenses incurred         8,063,950    10,316,159     4,031,655     2,959,957
    Less - royalty-
      bearing grants          1,368,983       908,000       652,520       908,000
                            -----------  ------------   -----------   -----------
                              6,694,967     9,408,159     3,379,135     2,051,957

PROVISION FOR ANTICIPATED
PROGRAM LOSSES                2,100,000

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES       1,911,949     2,534,914       693,937     1,020,859
                            -----------   -----------   -----------   -----------
                             10,706,916    11,943,073     4,073,072     3,072,816
                            -----------   -----------   -----------   -----------

OPERATING LOSS               (8,343,508)   (8,324,784)   (2,857,374)   (1,949,134)

FINANCIAL INCOME - NET          520,821       641,092       128,509       261,188
                            -----------   -----------   -----------   -----------
LOSS  BEFORE TAXES ON
  INCOME                     (7,822,687)   (7,683,692)   (2,728,865)   (1,687,946)

TAXES ON INCOME                  52,115        63,435        52,115        11,859
                            -----------   -----------   -----------   -----------
LOSS FROM THE OPERATION
OF THE COMPANY &
ITS CONSOLIDATED
SUBSIDIARIES                 (7,874,802)   (7,747,127)   (2,780,980)   (1,699,805)

SHARE IN LOSS OF
ASSOCIATED COMPANY              (52,134)                    (19,134)
                            -----------   -----------   -----------   -----------
LOSS FOR THE PERIOD         $(7,926,936)  $(7,747,127)  $(2,800,114)  $(1,699,805)
                            ===========   ===========   ===========   ===========

LOSS PER SHARE              $     (0.93)  $     (0.67)  $     (0.33)  $     (0.14)
                            ===========   ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING         8,506,724    11,618,955     8,586,901    12,214,392
                            ===========   ===========   ===========   ===========

---------------------------------------------------------------------------------

   The accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------------
                                                                          UNREALIZED GAIN              NOTES
                               COMMON STOCK       ADDITIONAL               ON AVAILABLE-             RECEIVABLE
                         -----------------------   PAID-IN   ACCUMULATED     FOR-SALE     TREASURY   FROM SHARE-
                           SHARES      AMOUNT      CAPITAL     DEFICIT      SECURITIES      STOCK      HOLDERS        TOTAL
                         -----------  ----------  -----------  ------------  -----------  ----------- -----------   ------------
BALANCE AT
 JANUARY 1, 1996          11,328,110   $113,282   $24,168,108  $(16,873,340)   $29,048     $(193,174) $(1,422,942)  $  5,820,982

CHANGES DURING
  THE NINE MONTH
  PERIOD  ENDED
  SEPTEMBER 30, 1996:

Shares issued in a
  public offering          3,750,000     37,500    21,562,647*                                                       21,600,147

Shares issued in
  connection with the
  exercise of option         293,099      2,931     1,516,933                                                         1,519,864

Option issued as
  compensation for
  services rendered
  by consultants                                        9,959                                                             9,959

Treasury stock retired    (2,652,163)   (26,522)     (166,652)                               193,174                          0

Loans granted
  to stockholders                                                                                      (1,545,895)   (1,545,895)

Accrued Interest on notes
  receivable from
  stockholders                                                                                            (66,478)      (66,478)

Change in
  unrealized gain on
  available-for-sale
  securities                                                                   (27,302)                                 (27,302)

Loss                                                             (7,747,127)                                         (7,747,127)
                         -----------  ----------- -----------  ------------    ---------  ----------- -----------   ------------
BALANCE AT
  SEPTEMBER  30, 1996     12,719,046     $127,191 $47,090,995  $(24,620,467)     $ 1,746           $0 $(3,035,315)  $19,564,150
                         ===========  =========== ===========  ============    =========  =========== ===========   ============

                                      *  Net of $ 2,774,853 - offering expenses

   The accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)


--------------------------------------------------------------------------------------------------------------------------
                                                                                                   NINE  MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                            -------------------------------
                                                                                                  1995            1996
                                                                                            --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

LOSS FOR THE PERIOD                                                                            $(7,926,936)   $ (7,747,127)
ADJUSTMENTS REQUIRED TO RECONCILE LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

    LOSS RELATING TO INVESTMENT IN INVESTEE COMPANY                                                 52,134
    DEPRECIATION AND AMORTIZATION                                                                  306,033         775,310
    AMORTIZATION OF PREMIUM NET OF ACCRUED INTEREST AND GAIN FROM
     SALE OF MARKETABLE DEBT SECURITIES                                                            114,583          50,176
    CAPITAL LOSS FROM DISPOSAL OF FIXED ASSETS                                                                         777
    LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT -- NET                                           199,528         255,846
    INTEREST ACCRUED ON NOTES AND LOAN TO STOCKHOLDERS                                             (65,742)        (66,478)

CHANGES IN OPERATING ASSET AND LIABILITY ITEMS:
    DECREASE  IN ACCOUNTS RECEIVABLE                                                               618,109         334,188
    INCREASE IN INVENTORIES                                                                       (127,900)       (311,832)
    INCREASE (DECREASE) IN ACCOUNTS PAYABLE AND ACCRUALS                                         3,495,153      (4,929,714)
    CHANGES IN RELATED PARTIES -- NET                                                               10,141
    INCREASE (DECREASE) IN ADVANCES FROM CUSTOMERS                                                 118,829      (3,438,212)
                                                                                            --------------- ---------------
      NET CASH USED IN OPERATING ACTIVITIES                                                    $(3,206,068)   $(15,077,066)
                                                                                            --------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    PURCHASE OF FIXED ASSETS                                                                    (3,289,200)     (2,015,573)
    INVESTMENT GRANT RELATING TO FIXED ASSETS                                                                      317,723
    PROCEEDS FROM DISPOSAL OF FIXED ASSETS                                                                           1,371
    AMOUNTS CARRIED TO OTHER ASSETS AND DEFERRED CHARGES                                          (159,499)        (44,967)
    PROCEEDS FROM SALE AND REDEMPTION OF MARKETABLE DEBT SECURITIES                              7,451,300       2,112,000
                                                                                            --------------- ---------------
      NET CASH PROVIDED BY INVESTING ACTIVITIES                                                $ 4,002,601    $    370,554
                                                                                            --------------- ---------------

                                                                                            --------------- ---------------
FORWARD                                                                                        $   796,533    $(14,706,512)
                                                                                            --------------- ---------------


   The accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                             NINE  MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                         ------------------------------
                                                                             1995            1996
                                                                         -------------  ---------------
                                                                         -------------  --------------
FORWARD                                                                     $  796,533    $(14,706,512)
                                                                         -------------  --------------


CASH FLOWS FROM FINANCING ACTIVITIES:

      ISSUE OF SHARE CAPITAL (INCLUDING ADDITIONAL PAID IN CAPITAL),
          NET OF OFFERING EXPENSES                                                          22,310,699
      LOANS GRANTED TO STOCKHOLDERS                                                         (1,545,895)
      PAYMENT ON NOTE RECEIVABLE FROM STOCKHOLDERS                              24,629
      PROCEEDS FROM EXERCISE OF WARRANTS AND OPTIONS                           102,257       1,529,823
      PURCHASE OF TREASURY STOCK                                               (46,987)
                                                                         -------------  --------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                               79,899      22,294,627
                                                                         -------------  --------------

INCREASE IN CASH AND CASH EQUIVALENTS                                          876,432       7,588,115
BALANCE OF CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                          1,307,855       5,364,867
                                                                         -------------  --------------
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                                   $ 2,184,287    $ 12,952,982
                                                                          ============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION -- CASH PAID DURING THE PERIOD FOR:
      INTEREST                                                             $     1,911    $      3,758
                                                                          ============  ==============
      ADVANCES TO INCOME TAX AUTHORITIES                                   $    51,805    $    120,922
                                                                          ============  ==============

   The accompanying notes are an integral part of the Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
===============================================================================



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

3. On October 2, 1996, the Company issued in a private placement 1,538,462 shares of its common stock of par value of $0.01 per share, at an offering price of $6.50 per share.

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

Forward-Looking Statements

When used in this discussion, the words "believes," "anticipated" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" attached as Exhibit 99 to the Company's Annual Report for the year ended December 31, 1995 on Form 10-K and incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

THE DEUTSCHE POST FIELD TEST

In May 1995, a Field Test managed by the German postal service commenced in which the Electric Fuel System would be tested by Deutsche Post in vehicles powered by the Electric Fuel battery in mail delivery operations in Bremen, Germany, and by certain other fleet operators (including Deutsche Telekom, the German telecommunications company) (the "Field Test"). The Field Test is a cooperative and strategic partnership managed by Deutsche Post to conduct a representative operating test of the Electric Fuel System in Germany and Sweden.

As of September 30, 1996, the refueling and regeneration plant constructed in Bremen, Germany is supporting a fleet of nine Mercedes-Benz 4.6-ton vans (seven being used by the Deutsche Post, and two being used by Vatenfall AB and the Swedish Post), with approximately half of the vehicles being driven at any given time. While the Company had originally anticipated the Field Test to expand to a total of 64 vehicles for the Deutsche Post during 1996 (20 Mercedes-Benz vans and 44 GM-Opel light pick-up trucks), at recent meetings the Company has discussed with certain other Field Test partners modifications of the Field Test program. Because of changes made by Opel in the design of their vehicles and engineering issues relating to the integration of the battery into these vehicles, the Company now anticipates that one Opel vehicle will be participating in the Field Test by the end of 1996 and that an additional five Opel vehicles will be participating by the end of the first half of 1997. The Company also anticipates that the size of the fleet will be reduced and its composition changed to include a new

Mercedes van used for package deliveries. Because of these changes, the Field Test could be extended in time.

The provision for anticipated program losses previously recorded by the Company reflects the program losses currently estimated by management (assuming a substantial reduction in the size of the Field Test or the receipt of additional funds by the Company in connection with the Field Test), and accordingly no increase to the provision was recorded in the third quarter of 1996. In the future, however, the provision may be increased to reflect any revised estimates of project costs. The costs of the Field Test incurred by the Company have exceeded the related program budgeted amounts by more than 20%, thereby allowing the Company, pursuant to the terms of the Field Test Partners Agreement, to enter into discussions to obtain additional funding from the Deutsche Post. The Company is continuing these discussions with the Deutsche Post in this regard. There can be no assurance, however, that the Company will be able to obtain any such funding. The balance of the provision for the uncompleted portions of the program amounts to $2.2 million as at September 30, 1996. The overall provision includes cost estimates based on the Company's production experience to date for the supply of batteries and battery-vehicle interface equipment, the estimated service expenses for the Field Test fleet and costs related to the 100 kg/hour regeneration plant in Bremen, Germany which is supporting the Mercedes-Benz Field Test vehicles in service at September, 1996.

RESULTS OF OPERATIONS:
THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

REVENUES:

Revenues for the third quarter of 1996 amounted to $1,124,000 vs. $1,216,000 in the comparable period in 1995, a decrease of $92,000. Revenues for the third quarter of 1996 were principally derived from activities relating to the Field Test program. In the third quarter of 1995 revenues were primarily related to the Field Test, as well as revenues in connection with Phase 1 of the program with STN Atlas Elektronic GmbH (STN) to develop a high power zinc oxygen battery for torpedoes. The Company is presently negotiating the final details of Phase 2 of its program with STN. Also included in the third quarter of 1995 were revenues related to the completion and delivery of certain outstanding orders from Edison Termoelettrica, Spa (Edison). The Company anticipates recognizing most of the remaining expected revenues related to the Field Test under the current agreement in 1996 and into 1997, as batteries continue to be delivered, and the Field Test fleet is serviced.

EXPENSES:

For the third quarter of 1996, research and development expenses and cost of revenues were $2,960,000 compared with $4,032,000 for the third quarter of 1995. The Company believes that, given the Company's stage of development, it is not, at this time, meaningful to distinguish between R&D expenses and cost of revenues. The decrease in expenses of $1,072,000 from the third quarter of 1995 is principally attributable to a reduction of certain expenses in connection with the Deutsche Post Field Test, particularly the costs of the regeneration plant in Bremen, as well as by utilization of the previously accrued provision for project losses. This overall reduction was partially offset by costs associated with the continued growth of the Company, including the operation of the Company's production and development facilities in Israel and its new facility in Bremen, Germany; and increased personnel costs relating to the foregoing. For the third quarter of 1995, $653,000 of royalty-bearing grants were recognized, which reduced R&D expenses during this period. The Company's 1996 grant application has been approved by the Office of the Chief Scientist of the Ministry of Industry and Trade. The total approved grant for 1996 will amount to approximately $1.2 million. During the third quarter of 1996, $908,000 of royalty-bearing grants were recognized, which reduced R&D expenses during this period. Expenses related to the Field Test are expected to continue at least through the rest of 1996 and into 1997 as the Company continues to deliver batteries and operates the Bremen regeneration plant. They will substantially exceed any expected revenues related thereto. Since the plant is currently dedicated to the Field Test, the cost of the plant (net of anticipated residual value) is reflected as a current expense.

Selling, general and administrative expenses for the third quarter of 1996 were $1,021,000 vs. $694,000 in the third quarter of 1995. This increase was primarily attributable to increased salaries, fees and allocated overhead expenses with respect to the Company's expanded activities, particularly in Germany. As the Company further expands its activities, it expects increases in selling, general and administrative expenses, particularly with respect to marketing expenses, as well as administrative expenses in its German subsidiary.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995.

REVENUES:

Revenues for the nine months ended September 30, 1996 totaled $3,618,000 vs. $2,363,000 in the comparable period in 1995, an increase of $1,255,000. Revenues for the first nine months of 1996 were principally derived from activities relating to the Field Test program. Additionally, the Company completed recognition of revenues related to Phase 1 of its development program with STN to develop a high power zinc oxygen battery for torpedoes. The Company is presently negotiating the final details of Phase 2 of its program with STN. In the first nine months of 1995 the revenues were primarily related to the Deutsche Post Field Test, as well as certain revenues related to marketing rights and the sale of equipment in the contract signed with Vattenfall AB. Also included in the first nine months of 1995 were revenues related to the completion and delivery of certain outstanding orders from Edison and revenues in connection with Phase 1 of the program with STN . The Company anticipates recognizing most of the remaining expected revenues related to the Field Test under the current agreement in 1996 and into 1997, as batteries continue to be delivered and the Field Test fleet is serviced.

EXPENSES:

Research and development expenses and cost of revenues were $10,316,000 in the first nine months of 1996 compared with $8,064,000 for the first nine months of 1995. The Company believes that, given the Company's stage of development, it is not, at this time, meaningful to distinguish between R&D expenses and cost of revenues. The increase in expenses of $2,252,000 from the first nine months of 1995 was principally attributable to: expenses in connection with the Deutsche Post Field Test, including battery production costs primarily related to batteries for the Mercedes-Benz vehicles and costs of the regeneration plant in Bremen, although the overall expenses were partially offset by utilization of the previously accrued provision for project losses; costs associated with the continued growth of the Company, including the operation of the Company's production and development facilities in Israel and its new facility in Bremen, Germany; and increased personnel costs relating to the foregoing. During the first nine months of 1995, the Company increased its provision for anticipated program losses related to the Field Test by $2.1 million. For the first nine months of 1995, $1,369,000 of royalty-bearing grants were recognized, which reduced R&D expenses during this period. The Company's 1996 grant application has been approved by the Office of the Chief Scientist of the Ministry of Industry and Trade. The total approved grant for 1996 will amount to approximately $1.2 million. During the first nine months of 1996, $908,000 of royalty-bearing grants were recognized, which reduced R&D expenses during this period. Expenses related to the Field Test are expected to continue at least through the rest of 1996 and into 1997 as the Company continues to deliver batteries and operates the Bremen regeneration plant. They will substantially exceed any expected revenues related thereto. Since the plant is currently dedicated to the Field Test, the cost of the plant (net of anticipated residual value) is reflected as a current expense.

Selling, general and administrative expenses rose in the first nine months of 1996 to $2,535,000 compared with $1,912,000 in the first nine months of 1995. This increase was primarily attributable to increased salaries, fees and allocated overhead expenses with respect to the Company's expanded activities, particularly in Germany. As the Company further expands its activities, it expects increases in selling, general and administrative expenses, particularly with respect to marketing expenses, as well as administrative expenses in Germany.

LIQUIDITY AND CAPITAL RESOURCES

Battery and vehicle deliveries for Mercedes-Benz's participation in the Field Test are expected to continue through 1996 and into 1997. It is anticipated by the Company that deliveries of Opel batteries and vehicles will be delayed, as noted above. Under the current agreement, the Company has recognized to date approximately 62% of the Field Test revenues. Most of the remaining revenues and expenses related to the Field Test are expected to be recognized during the remainder of 1996 and into 1997. Total consideration to the Company, under its current contractual arrangements, for the batteries, equipment and services to be supplied in connection with the Field Test (including DM 1.0 million from Vattenfall AB) is expected to be DM 22.0 million (approximately $15.2 million), less a contribution to the costs of the Field Test by the Company of DM 7.0 million (approximately $4.8 million), leaving a net balance of approximately DM
15.0 million (approximately $10.4 million), which will not be sufficient to offset the Company's related expenses.

In the first quarter of 1996, the Company completed a public offering of 3,750,000 shares of its Common Stock at an offering price of $6.50 per share. The offering resulted in net proceeds to the Company of approximately $21.6 million. As of September 30, 1996, the Company had cash, cash equivalents and investments of approximately $15.0 million compared with $9.6 million as of December 31, 1995.

The Company used available funds in the first nine months of 1996 primarily for the advancement of its commitments with regard to the Field Test, continued R&D expenditures, and other working capital needs. The Company increased its investment in fixed assets by $1.9 million to $8.6 million during the nine months ended September 30, 1996. Fixed assets include $3.1 million related to the value of the Bremen facility after its use in the Field Test, based on construction costs to date. The Company currently anticipates that the total residual value of the Bremen facility will be approximately $3.4 million.

Also during the first quarter of 1996, the Company's Israeli subsidiary, Electric Fuel Ltd. ("EFL"), established a line of credit with the First International Bank of Israel Ltd. ("FIBI") (the "Credit Facility"). Borrowings under the Credit Facility will bear interest at FIBI's prime rate + 2% per annum, be unconditionally guaranteed by Electric Fuel Corporation ("EFC") and be secured by a pledge of foreign currency deposits in the amount of NIS 750,000 (approximately $233,000). Additionally the Credit Facility imposes financial and other covenants on EFC and EFL and presently expires on December 31, 1996, at which time the Credit Facility will be reviewed for renewal by FIBI. The Credit Facility provides EFL with a line of credit in the maximum principal amount of NIS 3.8 million (approximately $1.2 million), which is expected to be used as credit support for various obligations of the Company, and will enable EFL to enter into up to U.S. $ 4.0 million in currency hedging forward contracts with a 5% collateral requirement. As of September 30, 1996 the bank had issued letters of credit and bank guarantees totaling approximately $178,000. At the present time, the Company is not engaged in any hedging activities.

The Company has no long-term debt outstanding and expects that its cash flow from operations and the private placement of its common stock on October 2, 1996, together with present cash reserves and amounts available under the Credit Facility, will be sufficient to fund the Company's projected activities into 1998, provided that the Field Test is modified to reduce the number of vehicles substantially or the Company receives additional funding in connection with its participation in the Field Test. However, costs related to the Field Test have exceeded, and may continue to exceed, budgeted amounts. Moreover, if the Field Test is successful and Deutsche Post, or any other participant in the Field Test, begins to convert all or a portion of their fleets to the Electric Fuel System, the Company could be required to produce batteries in increased quantities as well as to construct new regeneration and refueling facilities or expand its existing facility to commercial capacity. Additional strategic alliances may also require the establishment or expansion of facilities in Israel or elsewhere. In addition, the Company may determine that it should invest in certain programs, such as additional electric vehicle demonstration programs, which it believes will advance the development and commercialization of the Electric Fuel System. The Company also intends to use its resources to research and develop other applications exploiting the proprietary technology related to the Electric Fuel System and other advanced battery technologies. Accordingly, the Company may be required to seek additional funding or pursue other options, such as joint ventures with Field Test partners or others, during this period. The Company continues to consider financing alternatives when presented and, if financing becomes available on satisfactory terms, including price, the Company may obtain additional funding, including through the issuance of equity securities.

Subsequent Events

Pursuant to a Stock Purchase Agreement dated September 30, 1996 between the Company and Mr. Leon Gross, one of the Company's existing shareholders, on October 2, 1996, the Company issued 1,538,462 shares of the Company's common stock, $.01 par value per share to Mr. Gross at a price of $6.50 per share, for a total purchase price of $10.0 million. The shares were issued in a private placement under the Securities Act of 1933, as amended, (the "Securities Act") in reliance on the exemption therefrom provided by Section 4(2) of the Securities Act. As a result of this transaction, approximately 47.2% of the stock of the Company's Israeli-based subsidiary, EFL, is now owned (directly, indirectly or by application of certain attribution rules) by three United States citizens. Accordingly, if 50% of the shares of the Company is ever acquired or deemed to be acquired by five or fewer individuals (including, if applicable, those individuals who currently own an aggregate of 47.2% of the Company) who are United States citizens or residents, EFL would satisfy the foreign personal holding company ("FPHC") stock ownership test under the Internal Revenue Code and the Company could be subject to additional U.S. taxes on any undistributed FPHC income of EFL. For the first three quarters of 1996, EFL has not had, nor does it expect to have in 1996, any income which would qualify as undistributed FPHC income. However, no assurance can be given in this regard.

Actual cash requirements will depend in part upon actual and anticipated sales and licenses. The Company may also be able to finance some portion of its fixed asset and equipment needs through Approved Enterprise grants from the Government of Israel.

PART II

Item 6.

    (b)  No reports on Form 8-K were filed during the third quarter of 1996.

================================================================================
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ELECTRIC FUEL CORPORATION

                           (Registrant)



                           By:  /s/   Robert S. Ehrlich
                                -----------------------
                           Name:   Robert S. Ehrlich
                           Title:  Chairman of the Board and
                                   Chief Financial Officer



Dated:     November 14, 1996