Form 10-K
period 1996-12-31
ELECTRIC FUEL CORP
filed 1997-03-31
CIK 916529

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended: December 31, 1996
                                      OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from     to
                                               -----  -----

                        Commission File Number 0-23336


                           ELECTRIC FUEL CORPORATION
            (Exact name of registrant as specified in its charter)

                 Delaware                                      95-4302784
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                       Identification No.)


885 Third Avenue, Suite 2900, New York, New York               10022-4834
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (212) 230-2172

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                             $.01 Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 17, 1996 was approximately $30,703,899 (based on the last sale price of such stock as reported by The Nasdaq National Market).

         As of March 17, 1997, 14,193,661 shares of registrant's Common Stock, $.01 par value per share (the "Common Stock"), were issued and outstanding.

                       EXHIBIT INDEX APPEARS ON PAGE 45

                                    PART I

ITEM 1.  BUSINESS

General

         Electric Fuel Corporation ("EFC" or the "Company") is engaged in the design, development and commercialization of an innovative, advanced zinc-air battery system for powering zero emission electric vehicles. The Company's proprietary system for electric vehicles (the "Electric Fuel System") consists of a refuelable zinc-air battery comprised of a series of cells with removable zinc anode cassettes (referred to as "Electric Fuel"), a system for expedited replacement of used batteries with previously refueled batteries ("the Exchange System"), an automated battery refueling system for mechanically replacing, rather than electrically recharging, depleted fuel cassettes (the "Refueling System"), and a regeneration system for recycling the depleted fuel cassettes (the "Regeneration System"). The Company believes that the Electric Fuel battery exhibits a combination of performance characteristics superior to those of electric vehicle batteries that are currently commercially available or, to the Company's knowledge, under development. To date, the Electric Fuel battery has been successfully installed and driven in extensive laboratory tests and in vehicle road tests. Mercedes-Benz MB410 4.6 ton vans, General Motors Opel Corsa Combo pickup trucks, a Fiat Ducato van and an Italian Marbella subcompact car, all equipped with Electric Fuel batteries, are being test-driven in development and demonstration programs in Europe and in Israel. Additionally, pilot Exchange Systems, Refueling Systems and Regeneration Systems are currently in operation in Israel, Italy and Germany.

          During 1996, in addition to implementing the Company's electric vehicle programs, the Company has begun to actively expand its activities in non-electric vehicle applications for its zinc-air battery technology. The Company is currently developing a battery for torpedoes, has developed and is selling a signal light powered by water activated batteries for use in life jackets and other rescue apparatus (the "Survivor Locator Light"), and is exploring the market for batteries for hand-held electronic devices. It is expected that the Company will continue to expand its efforts with respect to these other applications. Other than the Survivor Locator Light, the Company currently has no commercial products available for sale and does not expect to generate sales in commercial quantities in the near term. In order to engineer and establish the exchanging, refueling and regeneration infrastructure necessary for commercial viability of the Electric Fuel System, the commitment of significant additional investments and other resources, including capital, will be required of the Company and other parties.

         The Company was incorporated in Delaware in 1990. Unless the context requires otherwise, all references to the "Company" refer collectively to the Company and its wholly-owned subsidiary incorporated under the laws of Israel, Electric Fuel (E.F.L.) Limited ("EFL"), Electric Fuel GmbH, a German wholly-owned subsidiary of EFL and other subsidiaries of EFC and EFL. EFC's executive offices are located at 885 Third Avenue, New York, New York 10022, and its telephone number at its executive offices is (212) 230-2172.

Business Strategy

         The Company's strategy is to market the Electric Fuel System initially to large fleet operators. The Company believes that environmental concerns, recently enacted and proposed legislation and high gasoline prices create significant incentives for fleet operators, particularly in Europe, to use electric vehicles, and that the Electric Fuel System is particularly suitable for fleet operations. While the Company's initial efforts have focused on Europe, governmental action continues in the United States and the Far East which the Company believes will create incentives for fleet operators to introduce electric vehicles into their fleets. The Company intends to strengthen existing and develop new networks of strategic alliances with fleet operators, companies engaged in energy production and transportation, automobile manufacturers and others in order to establish the infrastructure necessary for further development and commercialization of the Electric Fuel System. If the Electric Fuel System is successfully commercialized, the Company expects to derive revenues from the sale of components of the Electric Fuel System, including Electric Fuel, manufactured by the Company and from licensing rights to the Electric Fuel System to third parties. The Company is also researching and developing other applications for its proprietary technology related to the Electric Fuel System and other advanced battery technologies.

         The Company has historically derived revenues from licensing its proprietary technology, supplying components of the Electric Fuel System and providing technical services to its strategic partners. The Company expects that in the future, depending on the availability of financing and other resources, it will derive revenues principally from the manufacture and lease or sale of commercial quantities of Electric Fuel batteries and Electric Fuel, royalty payments related to licensing to others the right to manufacture and sell batteries and Electric Fuel, the establishment of joint ventures for the manufacture and sale of batteries and Electric Fuel or a combination of the above. The Company also expects to obtain revenues from licensing to others rights relating to the Exchange System, the Refueling System and the Regeneration System, or to enter into joint ventures for the manufacture, operation and sale of refueling and regeneration equipment, or a combination of the above. There can be no assurance, however, that the Company will ever derive such revenues. In a field test currently underway and managed by the German postal service, the Electric Fuel System is being tested by Deutsche Post in vehicles powered by the Electric Fuel battery in its operations in Bremen, Germany (the "Field Test"). Certain other fleet operators (including Deutsche Telekom, the German telecommunications company) are partners in the Deutsche Post Field Test, and are expected to test electric vehicles in representative operations of their fleets in Germany and Sweden.

The Company's Electric Fuel System

         The Electric Fuel System consists of a refuelable zinc-air battery, the battery Exchange System, the Refueling System and the Regeneration System.

The Zinc-Air Battery

         The Company's zinc-air battery, with its proprietary air cathode and zinc anode, delivers a combination of high energy density and high power density. Energy density and power density determine the range between recharging stops, and vehicle speed and acceleration. The Company believes that the performance features of the Electric Fuel System are derived from, among other things, the Company's patented zinc anode and air cathode. The Company and its strategic partners in Germany and Italy have conducted extensive laboratory and in-vehicle tests establishing that the Company's zinc-air battery provides performance characteristics acceptable for use by fleet operators. The Company has demonstrated that electric vehicles powered by its battery, depending on various factors including the size and design of the vehicle, can achieve a range of two to three hundred miles between refueling stops, at regular drive cycles, at speeds and rates of acceleration approaching levels which are, at present, generally attainable by vehicles powered by internal combustion engines.

         In 1993, independent tests were conducted by the TUV, the German standards and testing institute on a 3.5 ton Mercedes-Benz MB180E van. In 1994, this van, with a 528-cell battery, was tested on a dynamometer by Automotive Testing and Development Services, Inc. in Ontario, California ("ATDS"), an independent testing organization. The distance traveled by the van during the 11 hour stationary test was 427.9 miles (688 kilometers) at an average speed of
38.5 miles per hour (60 kilometers per hour) on a single charge. In 1996 a Mercedes-Benz MB410 van 4.6 ton van powered by the Electric Fuel battery, consistently demonstrated ranges of 220 to 260 miles (350 to 420 km) in city and highway driving. In tests performed at the General Motors-Opel headquarters in Germany, an Opel Corsa Combo powered by the Electric Fuel battery traveled 250 miles (400km). Also in 1996, an MB410 van powered by the Electric Fuel zinc-air battery crossed the Alps and traveled from Chambray, France over the Moncenisio Pass and continued to the Edison zinc-air regeneration plant in Turin, Italy. The 152 mile (244 km) drive included a 93 mile (150 km) continuous climb over mountainous terrain in which the vehicle climbed over 4950 feet (1500 meters) to reach the summit at 6874 feet (2083 meters), using only 65% of the battery's capacity.

         The Company's zinc-air battery is a discharge-only unit consisting of a number of modular cell stacks, each containing a number of individual cells connected in series. The size and power of the battery is a function of the number of cells. Each cell is presently approximately 9 1/2" wide, 10 1/2" long and 1/2" thick and consists of an anode cassette containing the Electric Fuel immersed in an electrolyte, and two cathodes consisting of the Company's proprietary air membrane which allows interaction with oxygen in the environment. The cells are constructed so as to allow for the rapid removal and replacement of the anode cassettes in the "refueling" step. The battery also contains an air supply system, scrubbing materials to remove carbon dioxide from the air prior to exposure to the cathodes, a cooling system and a liquid management system.

The Battery Exchange System

         The Electric Fuel battery is refueled while it is removed from the vehicle, so that the driver may either wait for the removal and replacement of cassettes (approximately ten minutes) or have a previously refueled replacement battery installed. This latter method, which is currently being used in the Deutsche Post Field Test (referred to as "battery exchanging"), is particularly applicable to fleet operators since they typically own the replacement batteries. The battery Exchange System is designed to include control systems, systems for conveyance of the Electric Fuel containers within the facility and systems for data exchange with the refueled vehicles' on-board control systems. The vehicle's on-board control system would then be designed to indicate the amount of Electric Fuel remaining in the vehicle's battery, enabling the driver to be credited for any unused amount of Electric Fuel. In Germany, a pilot Exchange System has been constructed for the Deutsche Post Field Test by Webasto, which exchanges batteries in both the Mercedes-Benz MB410 and in the Opel Corsa Combo used in the Field Test.

The Refueling System

         The Company's battery is charged by physically removing the consumed zinc anode cassettes (which have been reduced to zinc oxide in the discharge, or driving, process) and replacing them with anode cassettes containing fresh or recycled zinc with the same energy and power content as the original zinc anode. The Company refers to this removal and replacement process as "refueling." Depleted cassettes can then be transported to a central facility to be recharged in a process the Company refers to as "regeneration."

         Refueling can be implemented using an automated system at central depots, at fleet servicing locations or at public service stations. A mechanical device removes cassettes containing depleted Electric Fuel and replaces them with cassettes containing fresh Electric Fuel.

         The Company believes that refueling stations established by large fleet operators for their own use could later provide the initial infrastructure for use by small fleet operators and, potentially, individual customers. Should wider use of vehicles based on the Electric Fuel System evolve, the Company believes there would be incentives for others to provide refueling services to small fleets and individual users.

         To date, the Company has constructed prototype semi-automated refueling systems. Although the Company has not constructed an automated refueling system, the Company believes that such a system can be constructed on the basis of the prototypes developed by the Company and with readily available mechanical and automation technology. However, there can be no assurance that the Company will succeed in developing an automated battery refueling system suitable for manufacture in commercial quantities. If the Company cannot develop such a system, there can be no assurance it will be able to market successfully any other component of the Electric Fuel System.

The Regeneration System

         Battery refueling allows the electrochemical process of converting the zinc oxide back into zinc (the "regeneration") to be taken "off-line" and performed outside the battery and away from the car or the battery exchange system in a controlled, central facility. The Company anticipates that regeneration facilities will be established by third parties, such as electric utility and energy companies, under license from the Company.

         Regeneration is based on electrowinning, a process of recovering metal from a solution by electrolysis, in which the recovered metal is deposited at the cathode of an electrowinning cell. In the Electric Fuel System, reacted zinc is removed from the depleted anode cassettes and is then mixed with a potassium hydroxide solution in order to dissolve the zinc oxide. The solution containing the dissolved zinc oxide is then fed into the electrowinning bath where the zinc is recovered and collected. If the battery has not been fully discharged, the remaining unreacted zinc is collected for future use without requiring any further electricity. Zinc collected from both sources is then shaped and loaded back onto the anode cassettes. As this is the same process used to manufacture the original zinc anodes, there is no deterioration in the zinc anode produced.

         The Company believes that the Electric Fuel System's overall efficiency is high, as measured by customary standards for in-process energy loss. The Company also believes that the Electric Fuel System, taken as a whole, will be energy efficient because centralized regeneration facilities contemplated by the Electric Fuel System will enjoy economies of scale and may be located near clean power sources and connected to them by means of efficient high voltage lines. Further, as Electric Fuel regeneration can occur during periods of off-peak demand, it can provide a means of stabilizing electricity production for utilities providing the electricity for regeneration and allow the use of clean sources of electricity, such as hydro-electric power, which must run on a continuous basis. The Company believes these features of the Electric Fuel System should be considered "environmentally friendly."

         The Regeneration System includes the electrowinning baths and various systems for dissolving, mixing, plating, scraping and collecting the zinc, together with equipment required to provide the necessary electric power. To date, the Company has constructed two 10 kg/hour regeneration systems, located in Israel and Italy, and a 100 kg/hr regeneration system in Bremen being used in the Field Test. Although the Company has not constructed a commercial scale regeneration system, it believes that a commercial scale system (with a regeneration capacity of at least 10,000 kg/hour) can be constructed on the basis of readily available technology. The Company is currently discussing with potential licensees and others the development of regeneration systems with increased capacity. However, there can be no assurance that the Company will succeed in developing a commercial scale regeneration system suitable for regenerating large quantities of Electric Fuel. If a commercial scale regeneration system cannot be successfully developed, there can be no assurance that the Company will be able to market successfully any other component of the Electric Fuel System.

Refueling Compared to Recharging

         In contrast to the mechanical recharging aspects of the Company's zinc-air battery system, most battery technologies utilize electrical recharging in which electric power from an outside source is applied directly to the battery. To avoid overheating and the excessive build-up of pressure within the battery, the electrical recharging process usually takes one to six hours to complete. Moreover, the recharging process used for most other batteries results in the deterioration of the electrodes, so that with each recharge the capacity and efficiency of the battery are diminished. In contrast, the Company's battery uses discharge-only electrodes which are regenerated outside of the battery.

         This process involves stripping the reacted zinc oxide from the anode, recycling it, and reconstructing an anode from the recycled zinc in the same manner that an original anode is constructed. Because the recycled zinc in the Electric Fuel battery is chemically identical to the zinc used in the original anode of a new battery, the Company believes its recharged anodes will function at the same performance level as the anodes contained in its new batteries.

         Certain companies have introduced "fast recharge" batteries which can be partially recharged in 15 to 25 minutes and fully recharged in less than an hour. Typically, fast recharge requires the establishment of dedicated electric recharging facilities connected to a source of electric power significantly greater than that available from household outlets, which would, in most cases, not be available without rewiring. In addition, fast recharging usually causes extensive heat build-up in the battery, which can result in an increased likelihood of a release of hydrogen in dangerous quantities. Further, "fast" recharging does not fully recharge a battery, thus resulting in shorter drive ranges and requiring more frequent recharging, thereby reducing the battery's useful life.

The Deutsche Post Field Test

         In a field test managed by the German postal service, the Electric Fuel System is being tested by the Deutsche Post in vehicles powered by the Electric Fuel battery in Bremen, Germany (the "Field Test"). The Field Test is a cooperative and strategic partnership managed by Deutsche Post to conduct a representative operating test of the Electric Fuel System. Only vehicles powered by the Electric Fuel System are being tested. In addition to Deutsche Post, participants in the Field Test currently include other fleet operators such as Deutsche Telekom, the German telecommunications company and Vattenfall AB, the largest utility in Sweden, the German state of Bremen, Stadtwerke

Mainz AG (the municipal utility of Mainz, Germany), the Swedish postal service, as well as German industrial suppliers such as Mercedes-Benz AG, GM-Opel, Webasto AG Fahrzeugtechnik, an automotive parts manufacturer ("Webasto"), and Stadtwerke Bremen AG (the municipal utility of Bremen). A consortium of South African companies led by ESKOM, the South African utility company, has also joined the Field Test as an Associate Partner and is considering a demonstration project in South Africa.

         The Company views the Field Test as consisting of three phases. The first phase of the Field Test began in May 1995, when the Company delivered the first Mercedes-Benz MB 410 van converted to the Electric Fuel System to be used in the Field Test, and the Company's 10 kg/hour regeneration plant located in Beit Shemesh, near Jerusalem, Israel, was completed. The second phase of the Field Test began upon the opening of the 100 kg/hour regeneration plant in Bremen in December 1995 and the third phase of the Field Test began when the plant became operational and vehicles were placed into service. This occurred in 1996 after 10 Mercedes-Benz MB410 vans were converted to electric drivetrains, equipped with Electric Fuel batteries and delivered to the Deutsche Post. One of these vans is currently used for testing at the Company's facilities in Israel; two are in Sweden for the Swedish Postal Service's portion of the Field Test; and the remaining seven vehicles have been committed for use in the Field Test by Deutsche Post in Bremen, Germany. While the Company had originally anticipated the Field Test to expand to a total of 64 vehicles for the Deutsche Post during 1996 (20 Mercedes-Benz vans and 44 GM-Opel light pick-up trucks), at recent meetings the Company has discussed with certain other Field Test partners modifications of the Field Test program. For 1997, Deutsche Post proposes to add 10 more Mercedes-Benz MB410 vans, 20 new Mercedes-Benz Vito vans (a newly designed 2.6 ton van which Mercedes-Benz plans to convert to electric drivetrains), and five GM-Opel Corsa Combo pickup trucks for the Field Test. The Company and Deutsche Post are currently discussing potential modifications to the Field Test and an expanded relationship with Deutsche Post for continued development and commercialization of the Electric Fuel System. There can be no assurance, however, that any agreement will be reached with the Deutsche Post, or that if no such agreement is reached, the Field Test will continue.

         In the Field Test, "Industrial Partners," in addition to the Company, supply products and services to the Field Test, "Users" operate vehicles in the Field Test, and "Associate Partners" receive information and limited services in exchange for their financial contributions.

Industrial Partners                  Users                       Associate Partners
Mercedes-Benz AG          Deutsche Post                Vattenfall AB/Swedish Post
GM-Opel                   Deutsche Telekom             ESKOM/South African Consortium
Stadtwerke Bremen AG      Stadtwerke Bremen AG
Webasto                   Federal State of Bremen
                          Stadtwerke Mainz AG

         With respect to the Industrial Partners in the Field Test, Mercedes-Benz AG has been requested to supply 20 MB 410 vans and the Deutsche Post is proposing that Mercedes-Benz also supply 20 Vito vans. While initially GM-Opel was requested to supply 44 Corsa Combo light pick-up trucks (five of which are expected to be operating in 1997), the number of additional Opels that will be requested or delivered to the Field Test is currently uncertain as the Deutsche Post is proposing to use the Vito vans instead of the Opel trucks. Webasto has provided the battery exchange equipment. Vattenfall AB and the Swedish postal service use the refueling and regeneration services provided by the 100 kg/hour regeneration plant in Bremen. All of the Field Test vehicles are expected to replace, for purposes of the Field Test, vehicles used in regular operation by the users of the vehicles.

         In connection with the Field Test, the Company has agreed to provide royalty-free licenses to use the Electric Fuel System to the other Field Test partners solely for use during the Field Test, subject to confidentiality agreements. The Company has also agreed to enter into negotiations with other partners for licenses to use the Electric Fuel System following the Field Test.

         Deutsche Post will decide, on the basis of its own requirements and at its discretion, whether it deems the Field Test successful. If Deutsche Post deems the Field Test successful, Deutsche Post has informed the Company that it intends to begin replacing, over several years, up to 25,000 vehicles in its fleet with electric vehicles powered by the Electric Fuel System. The Company believes that acceptance of the Electric Fuel System by Deutsche Post for its fleet is a key factor with respect to the Company's efforts to commercialize the Electric Fuel System. There can be no assurance, however, that Deutsche Post will deem the Field Test to have been successful and accept the Electric Fuel System as a powering system for a substantial portion of its fleet.

         In November 1996 Field Test drives were temporarily suspended following a fire in a Mercedes-Benz MB410 in Sweden. The vehicle suffered only moderate damage to its undersection. To investigate the incident, the Deutsche Post commissioned the TUV, the German testing and standards institute. The TUV report stated that the cause of the fire was due to an external short circuit outside the battery blocks. Even though the battery blocks were exposed to severe temperature conditions for a prolonged period of time during the incident, they did not catch fire or explode. Subsequently the TUV required design changes, primarily in the materials used in the battery casings and the electric connector to the battery casings. These changes have now been incorporated into the Electric Fuel battery by the Company, and existing batteries are being upgraded. An upgraded battery was tested by the TUV in Israel and has been approved for use in limited drives in Germany. Upon completion of the TUV certification process, which is expected to occur during the second quarter of 1997, Field Test drives are scheduled to resume.

         Pursuant to the agreement among the partners in the Field Test (the "Partners Agreement"), the Company is required to deliver a total of thirty batteries (each containing 528 cassettes) for the Mercedes-Benz 4.6 ton vans and sixty-six batteries (each containing 264 cassettes) for the Opel Corsa Combo light pick-up trucks. In addition, the Company is required to deliver three Mercedes-Benz batteries and five Opel batteries to Vattenfall AB. As a result of the costs of the Field Test exceeding the Field Test budget, as described below, the Company does not currently expect to meet these requirements, primarily with regard to the Opel vehicles. Furthermore, the Company is required to design, construct, install and operate a 100 kg/hour regeneration plant in Bremen, as well as refueling equipment for the batteries. The 100 kg/hour plant, which provides regeneration services necessary for the Field Test, has been constructed in a facility the Company is leasing from Stadtwerke Bremen. The regeneration plant became operational during the first half of 1996, although it is not currently operating at full capacity.

         The Field Test will permit an analysis of the economic feasibility and infrastructure of the Electric Fuel System. Deutsche Post has budgeted approximately DM 25.7 million (approximately $17.6 million) for the Field Test, to be funded by Deutsche Post and its partners, including the Company. Of this amount, Deutsche Post has committed to contribute DM 10.0 million (approximately $6.8 million). Deutsche Post has budgeted approximately DM 21.0 million for batteries, equipment and services from the Company relating to the Field Test. In addition, the Company has received orders of approximately DM 1.0 million from Vattenfall AB, for an aggregate total of approximately DM 22.0 million (approximately $15.0 million), less a required contribution to costs of the Field Test of DM 7.0 million (approximately $4.8 million) by the Company, resulting in net revenues to the Company of DM 15.0 million (approximately $10.2 million) related to the Field Test. However, in connection with the Company's discussions with the Deutsche Post with respect to the Opel batteries, the Company has reduced anticipated revenues related to the supply of batteries from its budgeted Field Test revenues, resulting in a reduction of anticipated net project revenues to DM 12.2 million (approximately $8.5 million). Expenses incurred in connection with the Field Test have exceeded revenues related thereto.

         The Partners Agreement relating to the Field Test provides that the Company will supply the batteries for the Field Test. The Company has undertaken that the batteries which will be supplied for the Field Test will meet previously established performance standards and, if any battery does not meet those standards, the Company is required to provide a satisfactory replacement battery. Currently, 15% of the total budgeted cost of the batteries remains unpaid and is not due until final delivery of the batteries. The remaining 20% of the budgeted cost of regeneration equipment was due upon final installation and initial operation of the 100 kg/hour regeneration plant in Bremen and was paid during the first quarter of 1997.

         In December 1995, in addition to payments made pursuant to the terms of the Partners Agreement, as a result of increased costs incurred by the Company in connection with the construction of the regeneration plant in Bremen,

Deutsche Post paid the Company an additional DM 1.5 million (approximately $1.0 million), reflecting 50% of the then anticipated increased costs of DM 3.0 million (approximately $2.0 million).

         In the fourth quarter of 1996, the Deutsche Post requested that the Company refund the sum of approximately DM 1.8 million (approximately $1.2 million), representing milestone payments on account of Opel batteries which are the subject of a dispute between the Deutsche Post and the Company. The payments were made in accordance with mutually agreed contractual milestones, previously acknowledged by the Deutsche Post as having been achieved, and therefore, the Company does not believe that it is required to refund any of the payments. However, until the resolution of this issue, the Company has eliminated the payments from its budgeted Field Test revenues, in addition to other anticipated revenues related to the supply of the Opel batteries.

         To date, the costs of the Field Test incurred by the Company have exceeded the related program budgeted amounts by more than 20%, and the Company, pursuant to the terms of the Field Test Partners Agreement, has entered into discussions to obtain additional funding from the Deutsche Post. In addition, the engineering and manufacturing costs required to integrate the Electric Fuel System into the Mercedes-Benz Vito are not included in the current Field Test budget. The Company is continuing funding discussions with the Deutsche Post in this regard. To date however, there has been no resolution of this issue, and there can be no assurance that the Company will be able to obtain any such funding. The Field Test is scheduled to end in December 1997, but could be extended by the Deutsche Post with the agreement of the Field Test partners. Because of the budgetary constraints noted above, the Company expects that, without a significant increase to the budget, only a limited number of vehicles will continue to be tested through the third quarter of 1997.

Strategic Alliances Relating to the Field Test

         The Company has entered into a number of strategic alliances with partners in the Field Test which involve arrangements extending beyond the scope and time period of the Field Test. The Company believes that the cost of participation by partners in the Field Test will exceed revenues to them, if any, related to the Field Test. Accordingly, participants have sought and continue to seek agreements with the Company regarding the receipt of use, manufacturing, distribution, commission, rebate or other rights relating to the Electric Fuel System, both during and after the completion of the Field Test.

Deutsche Post

         The Company has granted Deutsche Post an option, which may be exercised prior to December 31, 1997 and after the successful completion of the Field Test, for a royalty-free non-exclusive license to use the Electric Fuel System in its own fleet in Germany. The Company has agreed to pay Deutsche Post, in recognition of its role in organizing and funding the Field Test, a percentage of the Company's licensing and royalty revenues earned by the Company from certain parts of Europe. Pursuant to this Agreement, the percentage of these revenues to be received by Deutsche Post decline from 19.5% to 7.5% as the total amount of payments received increases. Additionally, the Company has agreed to reimburse Deutsche Post the portion of the purchase price it may pay to third party licensees of the Electric Fuel System related to royalties paid by such third parties to the Company until the earlier of (i) Deutsche Post receiving a total of DM 45 million (approximately $29.0 million) in such payments when combined with the payments described above related to the Company's European revenues, or (ii) ten years after the date on which Deutsche Post receives a total of DM 30 million (approximately $19.3 million) in such payments when combined with the payments related to the Company's European licensing revenues, the aggregate total of all such payments not to exceed DM 60 million (approximately $38.7 million).

         In addition, the Company granted Deutsche Post the non-exclusive right, subject to Deutsche Post's beginning to convert its fleet to the Electric Fuel System, to provide refueling and regeneration services to third parties, with royalties for this license to be at a rate equal to the Company's most favored European customer rates as in effect from time to time.

Deutsche Telekom

         Deutsche Telekom has informed the Company that if the Field Test is successful it intends to convert between 12,000 and 15,000 vehicles of its fleet to vehicles powered by the Electric Fuel System, although there can be no assurance that it will do so. After the completion of the Field Test, in exchange for Deutsche Telekom's DM 3.0 million (approximately $2.1 million) investment in the Field Test, the Company has agreed to reimburse Deutsche Telekom 10% of Deutsche Telekom's investment for each 1,250 vehicles Deutsche Telekom converts to the Electric Fuel System. The Company expects to enter into additional agreements similar to its agreement with Deutsche Telekom with other Users in the Field Test.

Krupp UHDE

         The Company has entered into a three year agreement with Krupp UHDE under which both companies will cooperate in the joint development and marketing of Electric Fuel regeneration plants during the term of the Field Test. Additionally, the Company and Krupp UHDE have entered into an agreement which provides for a cooperative marketing arrangement for commercial Electric Fuel regeneration plants in Germany, Austria, Switzerland, Belgium, Luxembourg and The Netherlands. This cooperation agreement is for an exclusive basis until five years after the completion of the Field Test and will terminate in the year 2011. Pursuant to this agreement, the Company is entitled to receive fees on a per transaction basis based on Krupp UHDE's revenues related to the sale of regeneration plants as well as recurring fees from the purchasers of these plants.

Stadtwerke Bremen

         The Company has agreed to grant to Stadtwerke Bremen AG ("Stadtwerke"), the municipal utility of Bremen, Germany, the right, after the completion of the Field Test, to become the Company's partner in Germany. This right may be implemented, at the option of the Company, by either (i) granting to Stadtwerke a right of first refusal for contracts to own and operate regeneration plants in Bremen and Niedersachsen and to sell certain components of the Electric Fuel System, or (ii) allowing Stadtwerke to participate in a regeneration joint venture in Germany with the Company.

Other Strategic Alliances

         The Company has and will continue to seek to exploit its zinc-air battery technology through strategic alliances with fleet operators, companies engaged in energy production and transportation, automobile manufacturers and others, in order to provide the other resources required to further develop and commercialize the Electric Fuel System. To that end, the Company has formed or engaged in preliminary discussions for other alliances in Europe.

Italy/Edison

         In May 1993, the Company entered into an exclusive license agreement (pursuant to the exercise of an option granted in 1991) with Edison, Italy's leading private operator in the field of electric energy production. Pursuant to this license, which terminates in 2008, Edison is authorized to manufacture, use and sell Electric Fuel batteries, Refueling Systems, Regeneration Systems and related services based on the Company's technology in Italy, France, Spain and Portugal. The license also grants Edison non-exclusive license rights for the sale of Electric Fuel battery systems and related services to Deutsche Post and Deutsche Telekom, if the Company has first sold in excess of an aggregate of 250 batteries to those customers.

         As part of the license agreement, Edison agreed to cooperate in a development program which will cover a maximum of four years commencing in December 1996. During this four-year period, Edison will purchase from the Company batteries and related components and services in an amount up to $4.0 million, but not less than 600 million Italian lira (approximately $393,000) per year. In October 1996, the Company agreed to offset the $4.0 million obligation by an amount equal to the amount of certain prior payments made by Edison to the Company of approximately $2.0 million with respect to the purchase of products and services from the Company in connection with Edison's activities to date. Edison's present commitment has therefore been reduced to $2.0 million. After the earlier of (x) the end of the four-year period or (y) Edison selling at least 150 battery systems in any consecutive four-month period, the cooperation described above will terminate and Edison will be obligated to purchase from the Company no less than 35% of all battery cells required by it for manufacturing battery systems and no less than 20% of the refueling systems it requires so long as the Company is able to provide these products at prices competitive with Edison's internal costs of producing these products itself. There can, however, be no assurance that the Company will be able to produce such components in a manner that will make such sales profitable to the Company. The license expires in the year 2008, and Edison is under no obligation to exploit the Company's technology.

         Through December 31, 1996, the Company had reported revenues from Edison of $6.7 million for a licensing fee, the supply of prototype batteries and other system components, a refueling system and a pilot 10 kg/hour regeneration plant. In December 1996, Edison paid the Company the final balance of $335,000 owed for the license, following the satisfactory completion of certain in-vehicle battery performance tests, and thereby commencing the term of the development program. In accordance with the license agreement, Edison has agreed to pay the Company royalties on net sales of products and services incorporating the Company's technology, after those sales exceed $10 million, at the following rates: 5% on net sales over $10 million up to $100 million; 4% on net sales over $100 million up to $125 million; 3% on net sales over $125 million up to $150 million; and 2% on net sales over $150 million.

Sweden/Vattenfall

         Contemporaneously with the Field Test in Bremen, Vattenfall AB and the Swedish postal service, Posten Distribution AB, plan to operate three of the Field Test vehicles in Sweden, one Mercedes-Benz MB 410 van and two Opel Corsa Combos. For this purpose, Vattenfall has contracted with the Company to purchase up to eight Electric Fuel batteries, identical to those being used in the Field Test. At the present time two Mercedes-Benz vehicles and the related batteries have been supplied to Vattenfall. The Company has agreed to provide refueling and regeneration services to Vattenfall from the 100 kg/hour regeneration plant in Bremen. In connection with this strategic agreement, Vattenfall has agreed to make payments to the Company over time upon the achievement of certain milestones, including delivery of batteries to Vattenfall and the completion and commencement of operations of the Company's regeneration facilities. Vattenfall has also agreed to use its best efforts to promote the use of the Electric Fuel System. In addition, until the completion of the Field Test, Vattenfall may exercise a right of first refusal for a license, to own and operate regeneration facilities and sell Electric Fuel in Sweden, Denmark, Norway and Finland.

         In November 1996 Field Test drives were temporarily suspended following a fire in a Mercedes-Benz MB410 in Sweden. The vehicle suffered only moderate damage to its undersection. To investigate the incident, the Deutsche Post commissioned the TUV, the German testing and standards institute. The TUV report stated that the cause of the fire was due to an external short circuit outside the battery blocks. Even though the battery blocks were exposed to severe temperature conditions for a prolonged period of time during the incident, they did not catch fire or explode. Subsequently the TUV required design changes, primarily in the materials used in the battery casings and the electric connector to the battery casings. These changes have now been incorporated into the Electric Fuel battery by the Company, and existing batteries are being upgraded. An upgraded battery was tested by the TUV in Israel and has been approved for use in limited drives in Germany. Upon completion of the TUV certification process, which is expected to occur during the second quarter of 1997, Field Test drives are scheduled to resume.

Israel/GM-UMI

         In December 1995, the Company entered into a non-binding letter of intent with General Motors Corporation and its Israeli representative, Universal Motors Israel Ltd. (together, "GM-UMI"). In the letter, GM-UMI and the Company have stated their intent to cooperate in implementing a demonstration fleet of GM vans, to be used in GM-UMI's day-to-day operations, powered by Electric Fuel batteries and using the Company's refueling and regeneration facilities in Beit Shemesh. The parties intend to coordinate the details of the project during 1997. The Company and GM-UMI are in the preliminary stages of negotiations, however, and there can be no assurance that this project will be initiated.

Israel/Israel Electric Corporation

         During the fourth quarter of 1996, the Company and the Israel Electric Corporation ("IEC") entered into an agreement (the "IEC Agreement") pursuant to which the Company and IEC agreed to cooperate with respect to a demonstration program for and marketing of the Electric Fuel System in Israel. Pursuant to the IEC Agreement, IEC was also granted the exclusive license for sales of Electric Fuel and the provision for zinc-air battery refueling and regeneration services in Israel, Egypt, Jordan, Lebanon, Syria and the Palestinian Authority. In addition, IEC has agreed to pay to the Company royalties based on a percentage of revenues related to the license after June 30, 1999. The IEC Agreement also provides a right of first refusal to IEC with respect to similar licenses covering Saudi, Arabia, Iraq, Iran and the United Arab Emirates. The IEC Agreement may be terminated by either party for breach and by IEC, in any event, upon 60 days notice to the Company. IEC has paid the Company $960,000 in connection with the IEC Agreement.

The Netherlands

         Electric Fuel has undertaken to participate in a program with the Province of Gelderland, the largest province in Holland, to utilize the Electric Fuel system in passenger van "train-taxis", cabs which transport people between train stations and their final destinations. The program is managed by KEMA, an international consulting and management organization which specializes in electric energy systems. Other project partners include electric utility companies NUON of Holland and Vattenfall of Sweden.

South Africa

         Eskom, South Africa's electric utility, has formed a consortium of South African companies who have joined the Deutsche Post Field Test as Associate Partners. The consortium is working to commercialize the Electric Fuel system in other programs in South Africa.

THERMIE

         The Company is also performing research and development services in connection with a study funded by the European Community relating to the creation of a zinc-air system infrastructure for the widespread use of vehicles using the Electric Fuel System. The project is part of the THERMIE program, which is a continuous project for members of the European Community, supporting studies for the promotion of European energy technology. The project is being carried out by TUV and Edison. The total budget of this project is estimated at $1.8 million (1.5 million ECU), of which the European Community will contribute approximately $780,000. As a subcontractor to TUV, the Company's share of the funding is expected to be approximately $227,000 (180,000 ECU). To date the Company has reported income of approximately $160,000. The project is expected to be completed in the first half of 1997.

Competition

         The competition to develop electric vehicle battery systems and to obtain funding for the development of electric vehicle battery systems is, and is expected to remain, intense. The Company's technology competes with other battery technologies as well as with different zinc-air batteries. The competition consists of development stage companies as well as major international companies, and consortia including such companies, including automobile manufacturers, battery manufacturers, and energy production and transportation companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than those of the Company. Although the Company does not have extensive knowledge of specific competitive activities, the Company is aware that a substantial amount of electric vehicle battery research is in progress worldwide. To date, various competing electric battery technologies have been proposed and utilized by various automobile and battery manufacturers for powering electric vehicles. Moreover, other advanced battery technologies are in various stages of research and development.

         There are many entities, including governmental, quasi-governmental, non-profit and private organizations, involved in advancing research and development of electric vehicle and low emission vehicle technologies. In addition, several consortia have been formed to fund research on electric vehicle battery technologies which compete with the Company's battery technology, including the United States Advanced Battery Consortium ("USABC"), an organization committed to funding a total of $260 million by 1998, which is financed by the United States Department of Energy, General Motors Corporation, Ford Motor Company, Chrysler Corporation, and the Electric Power Research Institute; the Advanced Lead-Acid Battery Consortium, funded by North American lead manufacturers; and the New Energy Development Organization, a Japanese consortium funded by the Japanese government and certain Japanese battery manufacturers.

         The following battery technologies are among those being considered for use in electric vehicles by other manufacturers and developers. All of these competing battery technologies (other than the zinc-air battery being developed by the Lawrence Livermore National Laboratory ("LLNL")) are electrically rechargeable as compared to the mechanically rechargeable Electric Fuel battery.


Battery Technologies                        Manufacturers and Developers
--------------------                        ----------------------------
Lead-Acid................................   Johnson  Controls,   Inc.,  Delco  Remy,  a  division  of
                                            General  Motors Corporation;  Trojan  Technologies,  Inc.;
                                            Sonnenschein   GmbH;   and Electrosource, Inc.
Nickel-Cadmium...........................   SAFT America Inc.; Acme Battery Manufacturing Co., Inc.
Nickel-Metal Hydride.....................   Ovonic Battery Company; GM Ovonic; Varta AG
Sodium-Nickel Chloride...................   AEG Anglo Batteries GmbH
Lithium-Ion..............................   Sony Corporation and Nissan Motor Company, Japan;
                                            SAFT France; Varta AG
Lithium-Polymer..........................   Valence Technology Inc.; Minnesota Mining & Manufacturing
                                            Company
Lithium-Iron Sulfide.....................   Argonne  National  Laboratory;  SAFT America Inc.;
                                            Westinghouse  Electric Corporation
Zinc-Air ................................   BAT/Kummerow; Zinc-Air Power Corporation; LLNL

         The Company believes that competing zinc-air battery technologies are at a much earlier stage of development, not just in terms of size and number of cells, modules and demonstrations in electric vehicles, but also in terms of the scale of development effort. BAT/Kummerow are developing a zinc-air battery with removable zinc plates that can be electrically recharged outside the battery. The Company believes that this system has limited energy and power per unit weight and operates at a low voltage. In the United States, the Lawrence Livermore National Laboratory, which is operated by the University of California under contract with United States Department of Energy, is currently seeking funding for final-stage development and demonstration of a patented zinc-air refuelable battery ("ZARB") and electromechanical battery ("EMB") technologies for mobile applications, including passenger cars, trucks, buses and delivery vans. The ZARB technology includes not only the battery but also a refueling unit and is based on a pumpable slurry of zinc pellets. If the final stage development and demonstration of the ZARB and EMB is successful, LLNL intends to seek the commercialization of the technology. The Company believes that LLNL's testing to date has been limited.

         Currently, approximately 60 electric cars, small vans (for the transport of packages) and mini-vans (including so-called "minibuses"), buses and pickup trucks using lead-acid, nickel cadmium and certain other types of batteries are being test driven by residents and city officials of the Isle of Rugen in one of the largest field trials of electric vehicles ever conducted in Germany with batteries other than the Electric Fuel battery. This field trial is subsidized by Germany's federal government with the participation of German automakers and battery manufacturers. In addition, lead-acid and nickel-cadmium battery technologies are currently being used in electric vehicle demonstration programs in Gothenburg, Sweden, where 50 vehicles are being tested, and in Malmo, Sweden, where between 10 and 20 vehicles are being tested. The success of any of these demonstration programs could have an adverse impact on acceptance of the Electric Fuel System.

         The Company believes that the Electric Fuel System exhibits a combination of performance characteristics superior to those of other electric vehicle battery technologies that are currently commercially available or, to the Company's knowledge, currently under development. Electric vehicle performance requirements that are likely to be established by fleet operators will include vehicle range, load capacity, speed and acceleration characteristics, refueling/recharging time and operating cost per mile.

         To be successful, the Company's products must be available at a price that is competitive with alternative technologies, particularly those intended for use in low-emission vehicles. These technologies include "hybrid systems", which combine internal combustion, battery technologies, use of hydrogen, and low pollution fuels such as compressed natural gas, liquified natural gas, ethanol and methanol. Other alternative technologies presently using unacceptable costly components, include use of fuel cells, supercapacitors, flywheels and catalytic removal of pollutants. These various technologies are at differing stages of development and any one of them, or a new technology, may prove to be more cost effective, or otherwise more readily acceptable by consumers, than the Electric Fuel System. In addition, the California Air Resource Board has expressed concerns to the Company about the infrastructure requirements of the Electric Fuel System as opposed to battery technologies which use electrical recharging.

Research and Development

         During the years ended December 31, 1994, 1995, and 1996, the Company's gross research and product development expenditures, including costs of revenues of prototype batteries and components of the Electric Fuel System, were $4.8 million, $14.4 million, and $12.8 million, respectively. During these periods, the Office of the Chief Scientist of the Israel Ministry of Industry and Trade participated in research and development efforts of the Company thereby reducing the Company's gross research and product development expenditures in the amounts of $699,000, $1.6 million, and $1.5 million, respectively.

         Under the terms of the grants from the Chief Scientist and current Chief Scientist regulations, the Company is obligated to pay royalties at the rate of 3% of the net sales of products developed from projects funded by the Chief Scientist for the first three years of sales, with increasing levels thereafter, up to 5%. The Company currently pays royalties at the rate of 3%. The obligation to make such royalty payments ends when 100% of the amount granted (in NIS linked to the dollar) is repaid. The Government of Israel does not own proprietary rights in the technology developed using its funding, but certain restrictions with respect to the technology apply, including the obligation to obtain the Israeli Government's consent to manufacture the product based on such technology outside of Israel or for the transfer of the technology to a third party, which consent may be conditioned upon an increase in royalty rates or in the amount to be repaid. Current regulations require, that in the case of the approved transfer of manufacturing rights out of Israel, the maximum amount to be repaid will be increased to 120% to 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel, and that an increased royalty rate will be applied.

         In December 1994, the Company reached an agreement with the Chief Scientist, which was formalized in 1995, regarding the approval of the transfer of certain manufacturing rights to Edison, the prepayment by the Company of certain royalty obligations to the Chief Scientist and the effect on royalty rates and repayment ceilings of any transfer by the Company of manufacturing rights to third parties outside of Israel in the future. The Company agreed to prepay royalties owed to the Chief Scientist in connection with grants received by the Company from 1991 through 1993 by making payments totaling $1.3 million plus interest over a two-year period ending December 31, 1996. Accordingly, in 1994 the Company recorded a net charge of $1.1 million in selling, general and administrative expenses, reflecting the $1.3 million obligation, less approximately $200,000 of net royalty obligations to the Chief Scientist accrued previously by the Company. Pursuant to the agreement the entire obligation has been paid. As a result of this agreement, the Company had no additional royalty obligation to the Chief Scientist from the Company's sales through June 1996. Since July 1996, the Company has been paying royalties of 3% of all sales income, other than certain revenues that were exempted under the agreement with the Chief Scientist.

Marketing

         In recent years the Company has focused its marketing efforts and resources in Europe. In 1996, the Company expanded its active marketing efforts to the United States and the Far East. In October 1996 Electric Fuel participated in the 13th Electric Vehicle Symposium (EVS-13) in Osaka, Japan. The Company exhibited a Deutsche Post Mercedes-Benz MB410 van in its exhibition booth. Two vehicles powered by the Electric Fuel zinc-air battery (the Swedish Post s MB410 van and the Edison 1-ton subcompact car) were driven in the EVS-13 parade as part of the Midosuji Parade, a 3 km long parade down the main street of Osaka, Japan. Both vehicles also participated in the EVS-13 Ride and Drive.

         In the United States, the Electric Power Research Institute ("EPRI") conducted a preliminary scoping study of the Electric Fuel zinc-air battery system. The study was carried out in cooperation with Electric Fuel to establish principal markets for the Electric Fuel battery system for powering electric vehicles in the United States. The preliminary evaluation concluded that the Electric Fuel zinc-air battery system offers outstanding range and test refueling capabilities at competitive costs and that overall, the Electric Fuel system looks promising for fleet applications. EPRI has recommended to proceed with a techno-economic analysis and a US demonstration program.

         The Company plans to continue to develop demonstration and evaluation programs that will illustrate how the Electric Fuel System is able to meet the needs of fleet operators. The Company plans to concurrently seek to expand its existing strategic alliances in Europe, the United States and in the Far East, benefiting from experience gained in connection with the Field Test and its alliances with the Deutsche Post, Edison, Vattenfall and KEMA. The Company also intends to seek the support of government agencies, electric utilities and zinc manufacturers.

Manufacturing

         The Company is currently producing prototype batteries at its facilities in Israel, based upon standard industrial techniques. In addition, the Company has constructed a production facility in leased premises in Beit Shemesh, Israel for manufacturing and assembling the Electric Fuel batteries and related components of the Electric Fuel System. This facility was completed during the second quarter of 1995 at an aggregate cost of approximately $1.7 million, including the regeneration equipment, and will initially be utilized to manufacture and assemble Electric Fuel batteries for the Field Test, producing both 80 kWh and 160 kWh battery systems for use in the participating GM-Opel and Mercedes-Benz vehicles. The Company plans to expand this facility to enable more efficient assembly of batteries in greater quantities. The Company believes that the manufacturing process required to produce its batteries incorporates relatively standard and inexpensive procedures and, therefore, the establishment of a full-scale production facility will be commercially feasible.

         It is the Company's plan that zinc anodes for its battery will be manufactured by parties licensed by the Company to operate regeneration facilities. Regeneration and refueling equipment will be manufactured by the Company and by third parties licensed by the Company to do so, although proprietary components of the equipment may be manufactured and supplied by the Company. Prototype regeneration and refueling systems have been constructed by the Company and are in operation at its facilities in Israel and a prototype regeneration facility is in operation in Italy. The Company has also constructed a 100 kg/hr regeneration facility in Bremen, Germany and designs for larger scale versions of these systems are currently under development.

New Applications

         The Company is continually researching and developing other applications for its proprietary technology related to the Electric Fuel System and other advanced battery technologies. The Company is currently developing, in cooperation with STN Atlas Elektronik GmbH ("STN Atlas"), a German defense and marine industry contractor, a high power zinc-oxygen battery for torpedoes. STN Atlas has exclusive rights to sell torpedoes with the Company's zinc-oxygen batteries until 2001, subject to automatic extension if full-scale production commences, as well as certain rights with respect to the application of the Company's proprietary technology for batteries.

         The Company has also developed Survivor Locator Light ("SLL"), a signal light powered by a water activated magnesium-cuprous chloride battery, used to locate survivors of airplane or boat accidents in the water. The

Company has received certification of the SLL by both the United States Federal Aviation Administration and the Civil Aviation Authority of Israel for use of the SLL in aircraft. The Company received an initial order to produce 60,000 SLLs over a two year period, and began first product shipments in August 1996.

         The Company is in the preliminary stage of researching and developing applications for its proprietary zinc-air battery technology in portable electronic devices such as cellular telephones and notebook computers.

Regulatory and Environmental Matters

         The Company believes that its zinc-air batteries as currently contemplated will be in compliance with applicable Israeli, European, and United States federal, state and local standards that govern the manufacture, storage, use and transport of the various chemicals used, and waste materials produced, in the manufacture and use of the Company's zinc-air battery, including zinc and potassium hydroxide. The Company has applied for, but not yet received, the necessary permits under the Israeli Dangerous Substances Law, 1993, required for the use of zinc metal, potassium hydroxide and certain other substances in its facilities in Israel. Although the Company believes that the permits will be granted, no assurance can be given in this regard.

         The presence of potassium hydroxide as an electrolyte in the Company's batteries may subject its disposal to regulation under some circumstances. This electrolyte is the same as the electrolyte used in primary alkaline batteries and rechargeable nickel-cadmium and nickel-metal hydride batteries. The Company's technology uses relatively small amounts of spillable potassium hydroxide. The United States Department of Transportation regulates the transport of potassium hydroxide, and it is likely that the over-the-road transport of Electric Fuel will require manifesting and placarding.

         The EPA, the Occupational Safety and Health Administration and other federal, state and local governmental agencies would have jurisdiction over operations of Company facilities were they to be located in the United States. Based upon risks associated with potassium hydroxide, government agencies may impose additional restrictions on the manufacture, transport, handling, use, and sale of the Company's products.

Patents and Trade Secrets

         The Company relies on certain proprietary technology and seeks to protect its interests through a combination of patents, know-how, trade secrets and security measures, including confidentiality agreements. The Company's policy generally is to secure protection for significant innovations to the fullest extent practicable. Further, the Company continuously seeks to expand and improve the technological base and individual features of the Electric Fuel System through on-going research and development programs.

         In general, the Company's proprietary technology may be categorized as follows: the overall Electric Fuel System or a combination of the Electric Fuel System components; the zinc anode, including its physical and mechanical attributes; the construction of the air cathode; cell structure and arrangements; connectors; the automatic refueling system; zinc regeneration and safety features. The Company's issued patents and pending and anticipated patent applications are principally related to inventions within these categories. The Company believes that these patents, together with its trade secrets, experience, know-how and contractual arrangements adequately protect the Company's technology. The Company holds 34 unexpired patents granted in the United States of which five are non-zinc-air patents covering such items as water activated batteries. The Company also holds nine approved patent applications in Europe and two approved patent applications in Israel. The Company has patent applications pending in the United States, in Europe, Israel and Japan, and is continually preparing additional patent applications for filing in the United States and elsewhere. All of the Company's currently issued patents expire between June 2009 and January 2014.

         In addition to patent protection, the Company relies on the laws of unfair competition and trade secrets to protect its proprietary rights. The Company attempts to protect its trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information and confidentiality agreements with employees and consultants and other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

Employees

         As of February 28, 1997, the Company had, in its Israeli subsidiary, 169 full-time employees, of whom 8 hold doctoral degrees and 96 hold other advanced degrees. Of the total, 61 employees were engaged in product research and development, 91 were engaged in prototype production and operations, and the remainder in general and administrative functions. The Company had, in its German subsidiary, 20 employees engaged in plant operations there. The Company's success will depend in large part on its ability to attract and retain skilled and experienced employees.

         The employees and the Company are not parties to any collective bargaining agreements. However, as substantially all of the Company's employees are located in Israel and employed by EFL, certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Manufacturers' Association of Israel) are applicable to EFL's employees by order (the "Extension Order") of the Israeli Ministry of Labor and Welfare. These provisions principally concern the length of the work day and the work week, minimum wages for workers, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment, including certain automatic salary adjustments based on changes in the Israeli CPI.

         Israeli law generally requires severance pay upon the retirement or death of an employee or termination of employment without due cause. EFL currently funds its ongoing severance obligations by making monthly payments to approved severance funds or insurance policies. In addition, Israeli employees and employers are required to pay specified sums to the National Insurance Institute, which is similar to the United States Social Security Administration. Since January 1, 1995, such amounts also include payments for national health insurance. The payments to the National Insurance Institute are approximately 14.6% of wages (up to a specified amount), of which the employee contributes approximately 66% and the employer contributes approximately 34.0%. The majority of the permanent employees of EFL are covered by "managers insurance," which provides life and pension insurance coverage with customary benefits to employees, including retirement and severance benefits. The Company contributes 14.33% to 15.83% (depending on the employee) of base wages to such plans and the permanent employees contribute 5% of base wages.

         In 1993, an Israeli court held that companies that are subject to the Extension Order are required to make pension contributions exclusively through contributions to Mivtachim Social Institute of Employees Ltd. ("Mivtachim"), a pension fund managed by the Histadrut. The Company subsequently reached an agreement with Mivtachim with respect to providing coverage to certain production employees and bringing it into conformity with the court decision. The agreement does not materially increase the Company's pension costs or otherwise materially adversely affect its operations. Mivtachim has agreed not to assert any claim against EFL with respect to any past practices of EFL relating to this matter. Although the arrangement does not bind employees with respect to instituting claims relating to any nonconformity by EFL, the Company believes that the likelihood of the assertion of claims by employees is low and that any potential claims by employees against EFL, if successful, would not result in any material liability to the Company.

The Reorganization

         Immediately prior to the Company's initial public offering in March, 1994, one of the Company's principal stockholders, Advanced Materials Technologies, Inc. ("Amtec") was merged with and into the Company (the "Reorganization"). The Boards of Directors of EFC and Amtec determined that a reorganization of the ownership of EFC and Amtec was necessary in order to simplify the corporate structure, achieve operating efficiencies and put publicly traded stock in the hands of EFC's ultimate stockholders. The Reorganization was accomplished by a merger pursuant to which Amtec was merged with and into EFC, with EFC being the surviving corporation and with holders of Amtec's Common and Preferred Stock receiving shares of EFC's Common Stock in exchange for the Amtec equity held by them. Thus, the effects of the Reorganization were (1) to eliminate Amtec by merging it with and into EFC, and (2) to give former stockholders of Amtec equity interests directly in EFC in exchange for their equity interests in Amtec. EFC also acquired certain assets totaling approximately $328,000 in connection with the Reorganization.

ITEM 2.    PROPERTIES

         EFC's corporate headquarters are located in New York, New York and leased on a month-to-month basis. The Company's research and development and administrative facilities, constituting approximately 9,000 square feet, are located in Jerusalem, Israel and held under a lease agreement expiring on November 30, 1998. The Company's production facilities for the manufacture and assembly of Electric Fuel batteries and related Electric Fuel System components, constituting approximately 34,000 square feet, are located in Beit Shemesh, near Jerusalem, Israel and held under lease agreements expiring on December 31, 1997. The Company may extend the term of the leases for an additional three-year period at the terms and rental rate prevailing under the lease agreements at the time of the extension. In addition, during 1996, the Company leased in Beit Shemesh, additional space of approximately 16,000 square feet. The lease agreement expires on March 19, 1999, and the term of the lease may be extended for up to two years upon six months' prior written notice. The Company intends to transfer the production facilities currently located in Beit Shemesh to a new facility in Jerusalem, once it is constructed.

         The Company's wholly owned subsidiary, Electric Fuel GmbH ("EFGmbH"), has leased a facility located in Bremen, Germany from Stadtwerke Bremen AG within which it has established a regeneration plant to operate vehicles for the Deutsche Post Field Test. The lease is currently in effect and will remain in effect until 6 months after the end of the Field Test. EFGmbH has the option of extending the term of the lease until December 12, 2006. In the event that EFGmbH exercises its option, it has the right to terminate the agreement at the end of each calendar quarter upon three months written notice. In addition EFGmbH has leased approximately 3,000 square feet of office space alongside the regeneration facility. Part of the space is sub-leased. The lease agreement expires on November 14, 1997, and may be extended for two additional years.

         The aggregate rental payments under the above leases, at rates in effect at December 31, 1996, are approximately $437,000, $193,000, and $18,000 in the years ended December 31, 1997, 1998 and 1999 respectively. The rental payments in Israel are payable in Israeli currency linked to the Israeli Consumer Price Index and in Germany are payable in DM.

         The Company is actively looking for additional land to construct larger premises near its Jerusalem facilities. The Company received a letter in August 1995 from the Israel Ministry of Industry and Trade authorizing the allocation to the Company of approximately 5.4 dunam (approximately 1.4 acres) with rights to construct facilities of up to approximately 90,000 square feet in Jerusalem, near its existing facilities. Although the Company has paid the Jerusalem Land Development Authority approximately $77,000 in development fees related to this site, the Company continues to look for a more suitable site. If the Company does not enter into a lease agreement for the site, the development fees will be returned to the Company.

ITEM 3.    LEGAL PROCEEDINGS

      None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

      Since February, 1994, the Company's Common Stock has been traded under the symbol EFCX in The Nasdaq National Market. The following table sets forth, for the periods indicated, the range of high and low closing prices of the Company's Common Stock in the NASDAQ National Market System.


                                                  High                     Low
                                                  ----                     ---
                     1994
                     First Quarter                $14.25                 $ 8.00
                     Second Quarter                12.50                   6.50
                     Third Quarter                  8.50                   5.50
                     Fourth Quarter                 8.50                   5.75

                     1995
                     First Quarter                $ 6.25                 $ 4.25
                     Second Quarter                13.875                  4.625
                     Third Quarter                 11.375                  7.875
                     Fourth Quarter                10.00                   7.875

                     1996
                     First Quarter                $11.75                 $ 6.25
                     Second Quarter                 8.00                   6.125
                     Third Quarter                  7.25                   5.875
                     Fourth Quarter                 7.00                   5.875

         As of March 17, 1997 the Company had approximately 220 holders of record of its Common Stock.

         The Company has never paid any cash dividends on its Common Stock. The Board of Directors presently intends to retain all earnings for use in the Company's business. Any future determination as to payment of dividends will depend upon the financial condition and results of operations of the Company and such other factors as are deemed relevant by the Board of Directors.

         Pursuant to a Stock Purchase Agreement dated September 30, 1996 between the Company and Mr. Leon Gross, one of the Company's existing shareholders (the "Purchase Agreement"), on October 2, 1996, the Company issued 1,538,462 shares of the Company's unregistered common stock, $.01 par value per share to Mr. Gross at a price of $6.50 per share, for a total purchase price of $10.0 million. In connection with the Purchase Agreement, the Company granted registration rights to Mr. Gross and entered into voting rights arrangements with Mr. Gross and certain management stockholders. Because the common stock was issued pursuant to a private placement to Mr. Gross, it was not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the private placement exemption therefrom provided by Section 4(2) of the Securities Act.

ITEM 6.    SELECTED FINANCIAL DATA

         The selected financial information set forth below with respect to the statements of income (loss) for each of the five fiscal years in the period ended December 31, 1996, and with respect to the balance sheets at the end of each such fiscal year has been derived from the financial statements of the Company, which have been audited by Kesselman & Kesselman, independent certified public accountants in Israel, and a member firm of Coopers and Lybrand International. The financial information set forth below is qualified by and should be read in conjunction with the Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                              Year Ended December 31
                                                                1992        1993         1994      1995    1996
                                                                ----        ----         ----      ----    ----
                                                                 (dollars in thousands, except per share data)
Statement of Operations Data:
Revenues ............................................         $1,519      $3,694       $4,873     $4,372    $5,405
Research and development
  expenses and costs of revenues ....................          1,426       1,830        4,770     14,379     12,805
Less: royalty-bearing grants.........................           (594)       (578)        (699)    (1,561)    (1,506)
----                                                            ----        ----         ----     ------     ------
 .....................................................            832       1,252        4,071     12,818     11,299
Provision for anticipated program losses.............            -           -          1,500      2,600      -
Selling, general and administrative
  expenses...........................................            623       1,694        3,365      2,752      4,956
                                                              ------       -----      -------      -----      -----
Operating income (loss)..............................         $   64      $  748      $(4,063)  $(13,798)  $(10,850)
Financial income (expenses)..........................            (19)         50          583        664        794
                                                              ------      ------        -----       ----     ------
Income (loss) before taxes on income.................         $   45      $  798      $(3,480)  $(13,134)  $(10,056)
Taxes on income......................................              8         147           20         35        (38)
                                                              ------      ------        -----     ------     ------
Income (loss) from the operations of the Company
and its subsidiaries.................................         $   37      $  651      $(3,500)  $(13,169)  $(10,018)
                                                              ======      ======      =======   ========   ========

Share in loss of investee Company....................         $  -          -              61         52     -
                                                              ------      ------      -------   --------   --------
  Net Income (loss)..................................             37         651       (3,561)   (13,221)   (10,018)
                                                              ======      ======      =======   ========   ========

Earnings (loss) per share............................         $   *       $ 0.08       $(0.43)    $(1.55)    $(0.81)
                                                              ======      ======       ======     ======     ======
Weighted average number of common
  shares outstanding (in thousands)..................           7,760      7,926        8,319      8,530     12,336

--------------------
*less than $0.01


                                                                                  Year Ended December 31
                                                                   1992       1993       1994      1995       1996
                                                                   ----       ----       ----      ----       ----
Balance Sheet Data:
Cash, cash equivalents and investments ..............            $1,444      $2,514    $18,222    $9,580    $23,959
in marketable debt securities
Receivables and other assets.........................               209         958      2,528     4,135      3,259
Fixed assets, net of depreciation....................               105         398      1,989     5,986      7,304
                                                                    ---         ---      -----     -----      -----

Total Assets.........................................            $1,758      $3,870    $22,739   $19,701    $34,522
                                                                 ======      ======    =======   =======    =======

Liabilities..........................................            $1,285      $2,783     $3,736   $13,880     $6,652
Long term debt.......................................                 0           0          0         0
Stockholders' equity.................................               473       1,087     19,003     5,821     27,870
                                                                    ---       -----     ------     -----     ------

Total liabilities and stockholders equity............            $1,758      $3,870    $22,739   $19,701    $34,522
                                                                 ======      ======    =======   =======    =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report. Amounts reported here have been rounded to the nearest thousand, unless such amounts are more than 1.0 million, in which event such amounts have been rounded to the nearest hundred thousand.

General

       From its inception, the Company has been engaged principally in the research, design, development and commercialization of an advanced zinc-air battery system for powering zero emission electric vehicles. The Electric Fuel System consists of a refuelable zinc-air battery comprised of a series of cells with removable zinc-anode cassettes, a battery refueling system for refueling the depleted fuel cassettes, a battery exchange system and a regeneration system for recycling the depleted cassettes. The Company continues to develop and engineer all components of the Electric Fuel System, currently primarily for use in the Field Test, as well as in connection with its other strategic alliances.

       During 1996, in addition to implementing the Company's electric vehicle programs, the Company has begun to actively expand its activities in non-electric vehicle applications for its zinc-air battery technology. The Company is currently developing a battery for torpedoes, has developed and is selling a signal light powered by water activated batteries for use in life jackets and other rescue apparatus and is exploring the market for batteries for hand-held electronic devices. It is expected that the Company will continue to expand its efforts with respect to these other applications.

       The Company has experienced significant fluctuations in the sources and amounts of its revenues and expenses, and the Company believes that the following comparisons of results of operations for the periods presented do not provide a meaningful indication of the development of the Company. During these periods, the Company has received periodic lump-sum payments relating to licensing and other revenues from Deutsche Post in connection with the Field Test, the Israel Electric Company, and from Edison, which have been based on the achievement of certain milestones, rather than ratably over time. The Company's expenses have been based upon meeting the contractual requirements under its agreements with various strategic partners and, therefore, have varied according to the timing of activities, such as the need to provide prototype products and to establish and engineer refueling and regeneration facilities. The Company's research and development expenses have been offset, to some extent, by the periodic receipt of research grants from the Chief Scientist. The Company expects that, because of these and other factors, including general economic conditions and delays due to legislation and regulatory and other processes and the development of competing battery technologies, future results of operations may not be meaningfully compared with those of other periods. Thus, the Company believes that period-to-period comparisons of its past results of operations should not be relied upon as indications of future performance.

       The Company incurred significant operating losses for the years ended December 31, 1996, 1995 and 1994, and expects to continue to incur significant operating losses over the next several years. These losses may increase and be incurred over a longer period of time as the Company expands its research and development activities and establishes production and regeneration facilities, and such losses may fluctuate from quarter to quarter. However, if the Electric Fuel System is successfully commercialized, the Company expects to derive revenues from the sale of components of the Electric Fuel System manufactured by the Company, including Electric Fuel, and from licensing rights to the Electric Fuel System to third parties. There can be no assurance that the Company will ever derive such revenues or achieve profitability.

Functional Currency

         The Company's management considers the United States dollar to be the currency of the primary economic environment in which EFL operates and, therefore, EFL has adopted and is using the United States dollar as its functional currency. Further, the Company believes that the operations of EFL's subsidiaries are an integral part of the Israeli operations. While a growing proportion of EFL's revenues have been denominated in Deutsche Marks as a result of its involvement in the Field Test, based on the Company's historical experience and the Company's strategic objectives, management continues to consider the United States dollar to be the currency of the primary economic environment in which EFL operates, and the Company does not believe that any change in this condition would have a material impact on the analysis of the Company's historical financial condition and results of operations. Transactions and balances originally denominated in United States dollars are presented at the original amounts. Gains and losses arising from non-dollar transactions and balances are included in net income.

Forward Looking Statements

         When used in this discussion, the words "believes", "anticipated" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

Years Ended December 31, 1996 and 1995

         Revenues for the year ended December 31, 1996, totaled $5.4 million compared with $4.4 million in the comparable period in 1995, an increase of $1.0 million. Revenues for 1996 were principally derived from activities relating to the Field Test program. The balance of the revenues related to the Field Test are expected to be recognized in 1997. The Company also recognized revenues in connection with the granting of a license to the Israel Electric Company for zinc-air battery refueling and regeneration in Israel and other neighboring countries. Additionally, the Company completed recognition of revenues related to phase 1 of its development program with STN Atlas Elektronik GmbH ("STN") to develop a high power zinc oxygen battery for torpedoes, and began recognition of revenues from Phase 2 of its STN program. Finally, the Company recognized revenues from Edison in connection with the license granted to it. Revenues for the year ended December 31, 1995, were principally derived from activities relating to the Field Test, and a grant of marketing rights and the sale of equipment to Vattenfall AB when Vattenfall and the Swedish Post joined the Field Test as associate partners. In addition, revenues related to phase 1 of the Company's agreement with STN and the completion and delivery of all of the Company's outstanding orders from Edison were recognized in 1995.

         Research and development expenses and cost of revenues totalled $12.8 million during 1996 compared with $14.4 million during 1995. However actual 1996 research and development expenses and cost of revenues of $14.7 million were offset by $1.9 million, representing utilization of a portion of the previously accrued provision for project losses. These expenses for both 1996 and 1995 include expenses in connection with the Field Test, including costs related to construction of the Bremen regeneration facility and battery production costs; costs associated with the operation of the Company's production facilities in Israel, and the continued development and engineering costs relating to the Electric Fuel System. The Company believes that, given the Company's stage of development, it is not, at this time, meaningful to distinguish between research and development expenses and cost of revenues. In the year ended December 31, 1996, the Company recorded $1.5 million of royalty-bearing grants representing substantially all of the expected grants from the Chief Scientist in connection with the Company's 1996 research and development program, including an increase of $320,000 in Chief Scientist grants in connection with the Company's 1995 research and development program. For the year ended December 31, 1995, the Company recorded $1.6 million of Chief Scientist grants. Expenses related to the Field Test are expected to continue to be incurred through 1997 as the Company continues to deliver batteries and operates the Bremen regeneration plant. Field Test expenses have substantially exceeded any expected revenues related thereto. Since the plant is currently dedicated to the Field Test, the cost of the plant (net of anticipated residual value) is reflected as a current expense.

         Selling, general and administrative expenses for the year ended December 31, 1996 increased to $5.0 million compared with $2.8 million in 1995. This increase was attributable to the following: increased salaries, fees and allocated overhead expenses with respect to the Company's expanded activities, particularly in Germany; a settlement arrangement with respect to a terminated consultant included in marketing expenses (see Note 5(a)4 to the Consolidated Financial Statements); increased severance accruals resulting from modifications to certain named executive officers' employment agreements; and increased costs as the Company intensified its marketing efforts into new geographic areas. Further increases in recurring selling, general and administrative expenses are expected as the Company expands its activities.

         The provision for anticipated program losses previously recorded by the Company reflects the program losses related to the Field Test currently estimated by management, and accordingly no increase to the provision was recorded in 1996. In the future, however, the provision may be increased to reflect any revised estimates of project costs. The balance of the provision for the uncompleted portions of the program amounts to $2.2 million as at December 31, 1996. The overall provision includes cost estimates based on the Company's production experience to date for the supply of batteries and battery-vehicle interface equipment, the estimated service expenses for the Field Test fleet and costs related to the regeneration plant in Bremen, Germany which is supporting the Mercedes-Benz Field Test vehicles in service at December, 1996.

         Financial income, net of interest expense, bank charges, and other fees, totaled approximately $794,000 in 1996 compared to $665,000 in 1995. Financial income, primarily interest earned in the United States and Israel from both taxable and tax-exempt securities, increased to $1.1 million in 1996 from $781,000 in 1995.

         The Company has incurred net operating losses or had earnings arising from tax-exempt income during the years ended December 31, 1996 and 1995 and, accordingly, no provision for income taxes was required. Taxes paid in 1996 and 1995 are primarily composed of United States federal alternative minimum taxes.

         The Company reported a net loss of $10.0 million in 1996 compared with a net loss of $13.2 million in 1995 due to the factors cited above.

Years Ended December 31, 1995 and 1994

         Revenues for the year ended December 31, 1995, totaled $4.4 million compared with $4.9 million in the comparable period in 1994, a decrease of $500,000. In 1994, the Company recognized revenues from Deutsche Post in connection with the granting of a use license, as well as from Edison for the construction and delivery of equipment related to the Electric Fuel System. Revenues for the year ended December 31, 1995, were principally derived from activities relating to the Field Test, including the construction of the 100 kg/hr regeneration facility in Bremen and the initial production of battery components and related equipment; and a grant of marketing rights and the sale of equipment to Vattenfall AB when it and the Swedish Post joined the Field Test as associate partners. In addition, revenues related to the Company's agreement with STN Atlas Elektronik GmbH to develop a high power zinc oxygen battery for torpedoes and the completion and delivery of all of the Company's outstanding orders from Edison were recognized in 1995.

         Research and development expenses and cost of revenues were $14.4 million during 1995 compared with $4.8 million during 1994. The increase in expenses of $9.6 million compared to 1994 is principally attributable to: expenses in connection with the Field Test, including costs related to construction of the Bremen regeneration facility and initial battery production costs; costs associated with the operation of the Company's production facilities in Israel (which were expanded in 1995 to include a new facility in Beit Shemesh); increased personnel and consulting costs relating to the foregoing; and further engineering costs related to the integration of the Electric Fuel battery into vehicles being used in the Field Test. In the year ended December 31, 1995, the Company recorded $1.6 million of royalty-bearing grants representing substantially all of the expected grants from the Chief Scientist in connection with the Company's 1995 research and development program, including an increase of $185,000 in Chief Scientist grants in connection with the Company's 1994 research and development program. For the year ended December 31, 1994 the Company recorded $699,000 of Chief Scientist grants.

         Selling, general and administrative expenses for the year ended December 31, 1995 decreased to $2.8 million compared with $3.4 million in 1994. Selling, general and administrative expenses for 1994 included a royalty accrual to the Chief Scientist of $1.1 million, resulting, without reflecting the royalty accrual, in a net increase in selling, general and administrative expenses of $500,000 in 1995. This increase was attributable to increased costs as the Company intensified its marketing efforts in to new geographic areas, provided administrative support for the Company's expanded activities, and continued to develop its managerial infrastructure to meet its growth requirements.

         Management currently estimates the total program losses related to the Field Test to approximate $5.7 million and, at December 31, 1995, the provision for anticipated program losses on the uncompleted portions of the program amounted to $4.1 million. Accordingly, the 1995 financial statements reflect a $2.6 million net increase in the provision for anticipated program losses from $1.5 million recorded in 1994.

         This provision, in addition to the provision recorded in 1994, reflects anticipated losses from the Field Test based on the most recent estimates of costs related to the Field Test, and may be offset by future revenues or increased to reflect any future revised estimates of project costs. The overall increase to the provision includes revised cost estimates based on the Company's production experience to date for the supply of the battery-vehicle interface equipment, batteries, the estimated service expenses for the Field Test fleet and the 100 kg/hour regeneration plant being built in Bremen, Germany. Since the plant is currently dedicated to the Field Test, the cost of the plant (net of anticipated residual value) is reflected as a current expense.

         Financial income, net of interest expense, bank charges, and other fees, totaled approximately $665,000 in 1995 compared to $584,000 in 1994. Financial income reflects primarily interest earned on United States tax-exempt securities, which increased to $781,000 in 1995 from $689,000 in 1994.

         The Company has incurred net operating losses or had earnings arising from tax-exempt income during the years ended December 31, 1995 and 1994 and, accordingly, no provision for income taxes was required. Taxes payable in 1995 and 1994 are primarily composed of United States federal alternative minimum taxes.

         The Company reported a net loss of $13.2 million in 1995 compared with a net loss of $3.6 million in 1994 due to the factors cited above.


Liquidity and Capital Resources

         Total consideration to the Company, under its current contractual arrangements, for the batteries, equipment and services to be supplied in connection with the Field Test (including DM 1.0 million from Vattenfall AB) is expected to be DM 22.0 million (approximately $15.0 million), less a contribution to the costs of the Field Test by the Company of DM 7.0 million (approximately $4.8 million), leaving a net balance of approximately DM 15.0 million

(approximately $10.2 million). However, in connection with the Company's discussions with the Deutsche Post with respect to the Opel batteries, the Company has reduced anticipated revenues related to the supply of Opel batteries from its budgeted Field Test revenues, resulting in a reduction of anticipated net project revenues to DM 12.2 million (approximately $8.5 million).

         Battery and vehicle deliveries for Mercedes-Benz' participation in the Field Test are expected to continue into 1997. The Company currently anticipates that deliveries of Opel batteries will be reduced to support five vehicles in 1997. Under the currently anticipated project scope, and after the revenue reduction related to the Opel batteries, the Company has recognized to date approximately $6.5 million of the Field Test revenues. The remaining revenues and expenses related to the Field Test are expected to be recognized during 1997.

         The Company expects that, in connection with its ongoing efforts in the engineering and commercialization of the Electric Fuel System, the Company's research and development, operational and selling, general and administrative expenses will continue to increase.

         As of December 31, 1996, the Company had cash, cash equivalents and investments of $24.0 million compared with $9.6 million as of December 31, 1995.

         The Company used available funds during 1996 primarily for the advancement of its commitments with regard to the Field Test, continued research and development expenditures and other working capital needs. The Company increased its investments in fixed assets by $2.2 to $8.8 million during 1996. Fixed assets include $3.2 million related to the residual value of the Bremen facility after its use in the Field Test, based on construction costs to date. The Company currently anticipates that the total residual value of the Bremen facility will be approximately $3.3 million.

         In the first quarter of 1996, the Company completed a public offering of 3,750,000 shares of its Common Stock at an offering price of $6.50 per share. The offering resulted in net proceeds to the Company of approximately $21.6 million.

         Also during the first quarter of 1996, the Company's Israeli subsidiary, Electric Fuel Ltd. ("EFL"), established a line of credit with the First International Bank of Israel Ltd. ("FIBI") (the "Credit Facility"). Borrowings under the Credit Facility will bear interest at FIBI's prime rate + 2% per annum, be unconditionally guaranteed by Electric Fuel Corporation ("EFC") and be secured by a pledge of foreign currency deposits in the amount of NIS 750,000 (approximately $231,000). Additionally the Credit Facility imposes financial and other covenants on EFC and EFL and presently expires on July 31, 1997, at which time the Credit Facility will be reviewed for renewal by FIBI. The Credit Facility provides EFL with a line of credit in the maximum principal amount of NIS 3.8 million (approximately $1.1 million), which is expected to be used as credit support for various obligations of the Company, and will enable EFL to enter into up to U.S. $ 4.0 million in currency hedging forward contracts with a 5% collateral requirement. As of December 31, 1996 the bank had issued letters of credit and bank guarantees totaling approximately $177,000. At the present time, the Company is not engaged in any hedging activities.

         Pursuant to a Stock Purchase Agreement dated September 30, 1996 between the Company and Mr. Leon Gross, one of the Company's existing shareholders, on October 2, 1996, the Company issued 1,538,462 shares of the Company's common stock, $.01 par value per share, to Mr. Gross at a price of $6.50 per share. The offering resulted in net proceeds to the Company of approximately $9.9 million. As a result of this transaction, and following other open market purchases, approximately 48% of the stock of the Company's Israeli-based subsidiary, EFL, is now owned (directly, indirectly or by application of certain attribution rules) by three United States citizens. If 50% of the shares of the Company is ever acquired or deemed to be acquired by five or fewer individuals (including, if applicable, those individuals who currently own an aggregate of 48% of the Company) who are United States citizens or residents, EFL would satisfy the foreign personal holding company ("FPHC") stock ownership test under the Internal Revenue Code and the Company could be subject to additional U.S. taxes on any undistributed FPHC income of EFL. For 1996, EFL has not had, income which would qualify as undistributed FPHC income. However, no assurance can be given that in the future EFL will not have income which qualifies as undistributed FPHC income.

         The Company currently has no long-term debt outstanding and expects that its cash flow from operations, cash reserves and amounts available under the Credit Facility, will be sufficient to fund the Company's projected activities through the second quarter of 1998. However, costs related to the Field Test have exceeded, and may continue to exceed, budgeted amounts. While the Company is negotiating with the Deutsche Post for additional funding to support the Field Test there can be no assurance that the Company will be able to obtain any such funding. Moreover, if the Field Test is successful and Deutsche Post, or any other participant in the Field Test, begins to convert all or a portion of their fleets, to the Electric Fuel System, the Company could be required to produce batteries in increased quantities as well as to construct new regeneration and refueling facilities or expand its existing facility to commercial capacity. Additional strategic alliances may also require the establishment or expansion of facilities in Israel or elsewhere. In addition, the Company may determine that it should invest in certain programs, such as additional electric vehicle demonstration programs, which it believes will advance the development and commercialization of the Electric Fuel System. The Company also intends to use its resources to research and develop other applications exploiting its proprietary technology including batteries for portable electronic devices. Accordingly, the Company may be required to seek additional funding or pursue other options, such as joint ventures with Field Test partners or others, during this period. The Company continues to consider financing alternatives when presented and, if financing becomes available on satisfactory terms, including price, the Company may obtain additional funding, including through the issuance of equity securities.

         Actual cash requirements will depend in part upon actual and anticipated sales and licenses. The Company may also be able to finance some portion of its fixed asset and equipment needs through Approved Enterprise grants from the Government of Israel.

Impact of Inflation and Currency Fluctuations

         Historically, the majority of the Company's revenues have been in U.S. dollars, although an increasing proportion of the Company's revenues are currently in Deutsche Marks. Most of the Company's expenses are measured in dollars and in NIS. The United States dollar cost of the Company's operations in Israel, with regard to expenses incurred in NIS, is influenced by the extent to which an increase in the rate of inflation in Israel is not offset by the devaluation of the NIS in relation to the dollar. In most recent years, inflation in Israel has not been fully compensated by the devaluation of the NIS, and, accordingly, the dollar cost of the Company's NIS expenses has increased. The Company does not believe that continuing inflation in Israel or delays in the devaluation of the NIS are likely to have a material adverse effect on the Company, except in the event that such circumstances have such an impact on Israel's economy as a whole. In the years ended December 31, 1993, 1994, 1995 and in 1996, the annual rates of inflation in Israel were 11.2%, 14.5%, 8.1% and 10.6%, respectively, compared to the devaluation of the NIS against the dollar during such periods of 8%, 1%, 3.9%, and 3.7% respectively. A growing portion of the Company's revenues are in Deutsche Marks. Any decrease in the value of the Deutsche Mark as against the dollar would result in a decrease in the dollar value of such revenues. While in the past, the Company has engaged in currency hedging, in an effort to decrease the impact of short-term currency fluctuations, the Company is not currently engaging in currency hedging.

Effective Corporate Tax Rate

         The Company's production facilities in Israel have been granted "Approved Enterprise" status under the (Israeli) Law for Encouragement of Capital Investments, 1959 (the "Investment Law"), and consequently are eligible for certain tax benefits for up to ten years after they first generate taxable income (provided the maximum period as prescribed by the Investment Law has not elapsed). The Company has elected to receive a grant of funds together with a reduced tax rate (presently 15%) for the aforementioned period.

         The Company's effective corporate tax rate may be affected by the classification of certain items of income as being "approved income" for purposes of the Approved Enterprise Law, and hence subject to a lower tax rate (25% to 10%, depending on the extent of foreign ownership of EFL - presently 15%) than is imposed on other forms of income under Israeli law - presently 36%. The effective tax upon income distributed by the Company to its stockholders would be increased as a result of the withholding tax imposed upon dividends distributed by EFL to EFC, resulting in an overall effective corporate tax rate of approximately 28% for income arising from EFL's Approved Enterprises and 44% regarding other income.

         EFC and its subsidiaries have incurred net operating losses or had earnings arising from tax-exempt income during the years ended December 31, 1996 and 1995 and, accordingly, no provisions for income taxes were required. Tax expense in these years arose primarily from United States alternative minimum taxes.

         As of December 31, 1996 the Company has U.S. net operating loss carryforwards of approximately $165,000 which are available to offset future taxable income, expiring primarily in 2009 and foreign net operating loss carryforwards of approximately $20 million which are available to offset future taxable income, indefinitely.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      INDEX TO FINANCIAL STATEMENTS

                                                                                                         Form 10-K
                                                                                                           (Page)
Report of Independent Auditors..........................................................................      27

Consolidated Balance Sheets at December 31, 1995 and 1996...............................................   28-29
Consolidated Statements of Income (Loss) for the Three Years
         in the Period Ended December 31, 1996..........................................................      30

Consolidated Statements of Changes in Stockholders' Equity for
         the Three Years in the Period Ended December 31, 1996..........................................   31-32

Consolidated Statements of Cash Flows for the Three Years
         in the Period Ended December 31, 1996..........................................................   33-34

Notes to Consolidated Financial Statements..............................................................      35


                        REPORT OF INDEPENDENT AUDITORS
                            To the Stockholders of
                           ELECTRIC FUEL CORPORATION


We have audited the financial statements of Electric Fuel Corporation (hereafter
- the "Company") and its subsidiaries: balance sheets at December 31, 1996 and 1995 and statements of loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's board of directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

Our audits were performed in accordance with auditing standards generally accepted in Israel and in the United States, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973. Those standards require that we plan and perform the audits to obtain reasonable assurance that the financial statements are free of material misstatement, whether caused by an error in the financial statements or by misleading information included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's board of directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a fair basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at December 31, 1996 and 1995 and the consolidated results of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996 in conformity with accounting principles generally accepted in the United States.



                                         Kesselman & Kesselman
                                         Certified Public Accountants (Israel)



Jerusalem, Israel
   March 25, 1997

                           ELECTRIC FUEL CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                                                December 31
                                                                                        ------------------------------
                                                                                           1996              1995
                                                                                        ---------------  -------------
                                                                                                U.S. dollars
                                                                                        ------------------------------
                                    A s s e t s
                                    -----------
CURRENT ASSETS (note 7):
--------------
         Cash and cash equivalents (note 1m)                                             12,662,776         5,364,867
         Marketable debt securities (notes 1e and 8a)                                    11,296,382         4,215,518
         Accounts receivable:
           Trade                                                                            369,442           398,535
           Other (note 8b)                                                                1,915,628         2,421,804
         Inventories (note 1f)                                                              915,032           535,208
                                                                                        -----------        -----------
         T o t a l  current assets                                                       27,159,260        12,935,932
         ---------                                                                      -----------        -----------
INVESTEE COMPANY (note 1g)                                                                   35,849            35,849
----------------                                                                        -----------        -----------

FIXED ASSETS (notes 1h and 2):
------------
         Cost                                                                             8,754,771         6,639,926

         L e s s - accumulated depreciation and amortization                              1,451,095           654,391
         -------                                                                        -----------        -----------
                                                                                          7,303,676         5,985,535
                                                                                        -----------        -----------
OTHER ASSET AND DEFERRED CHARGES, net of
---------------------------------
  accumulated amortization (notes 1i and 8c)                                                 23,333           743,885
                                                                                        -----------        -----------

                                                                                        -----------        -----------
                                                                                         34,522,118        19,701,201
                                                                                        ===========        ===========



                                                                                                  December 31
                                                                                        ---------------------------------
                                                                                           1996                 1995
                                                                                        -----------        --------------
                                                                                                  U.S. dollars
                                                                                        ---------------------------------
                       Liabilities and stockholders' equity
                       ------------------------------------
CURRENT LIABILITIES (note 7):
  Accounts payable and accruals:
    Trade                                                                                1,079,284             2,743,539
    Other (note 8d)                                                                      3,505,594             6,357,706
  Advances from customers                                                                  926,599             4,223,066
                                                                                       ------------          ------------
                           T o t a l  current liabilities                                5,511,477            13,324,311
                           ---------
LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT,
---------------------------------------------
     net of amount funded (note 3)                                                       1,141,030               555,908

COMMITMENTS AND CONTINGENT LIABILITIES (note 4)
--------------------------------------
                                                                                       ------------          ------------
                           T o t a l  liabilities                                        6,652,507            13,880,219
                           ---------                                                   ------------          ------------

STOCKHOLDERS' EQUITY (note 5):
--------------------
  Common stock - $ 0.01 par value;
     authorized - 28,000,000 shares as of December 31, 1996, and
     14,000,000 shares as of December 31, 1995; issued - 14,257,508 shares as of December 31, 1996, and 11,328,110 shares as of
     December 31, 1995; outstanding - 14,185,208 shares as of
     December 31, 1996
     and 8,675,947 shares as of December 31, 1995                                          142,575               113,282
  Preferred stock -$ 0.01 par value; authorized - 1,000,000 shares, no shares outstanding
  Additional paid-in capital                                                            57,341,451            24,168,108
  Accumulated deficit                                                                  (26,890,958)          (16,873,340)
  Unrealized gain on available-for-sale securities                                           3,157                29,048
  Treasury stock, at cost (common stock - 72,300 shares as of December
      31, 1996 and 2,652,163 shares as of
      December 31, 1995)                                                                  (456,394)             (193,174)
  Notes receivable from stockholders (note 5a(4) and b(4))                              (2,270,220)           (1,422,942)
                                                                                       ------------          ------------
                           T o t a l  stockholders' equity                              27,869,611             5,820,982
                           -------
                                                                                       ============          ============
                                                                                        34,522,118            19,701,201
                                                                                       ============          ============

   The accompanying notes are an integral part of the financial statements.

                           ELECTRIC FUEL CORPORATION

                        CONSOLIDATED STATEMENTS OF LOSS



                                                                     1996               1995            1994
                                                               --------------------------------------------------
                                                                                    U.S. dollars
                                                               --------------------------------------------------
REVENUES (notes 1j, 4a and 9a)                                    5,405,303         4,371,610          4,872,688
--------                                                       --------------     ------------      -------------

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------
  AND COST OF REVENUES (note 1k):
  --------------------
  Expenses incurred (note 9b)                                    12,805,055        14,378,805         4,770,182
  L e s s - royalty-bearing grants (note 4b)                      1,505,720         1,560,792           698,911
  -------                                                      --------------     ------------      -------------
                                                                 11,299,335        12,818,013         4,071,271
PROVISION FOR ANTICIPATED
-------------------------
  PROGRAM LOSSES (notes 1a(4), j  and 4a)                                           2,600,000         1,500,000
  --------------
SELLING, GENERAL AND ADMINISTRATIVE
----------------------------------
  EXPENSES (note 9c)                                              4,955,700         2,752,033         3,364,752
  --------                                                     --------------     ------------      -------------
                                                                 16,255,035        18,170,046         8,936,023
                                                               ==============     ============      =============

OPERATING LOSS                                                  (10,849,732)      (13,798,436)       (4,063,335)
--------------
FINANCIAL INCOME - net (note 9d)                                    793,853           664,722           583,563
----------------                                               --------------     ------------      -------------

LOSS BEFORE TAXES ON INCOME                                     (10,055,879)      (13,133,714)       (3,479,772)
---------------------------
TAXES ON INCOME (note 6)                                            (38,261)           35,210            19,814
----------------                                               --------------     ------------      -------------

LOSS FROM THE OPERATIONS OF THE COMPANY
---------------------------------------
  AND ITS SUBSIDIARIES                                          (10,017,618)      (13,168,924)       (3,499,586)
  --------------------
SHARE IN LOSS OF INVESTEE COMPANY (note 1g)                                            52,134            61,276
---------------------------------                              --------------     ------------      -------------
LOSS                                                            (10,017,618)      (13,221,058)       (3,560,862)
----                                                           ==============     ============      =============
LOSS PER SHARE (note 9e)                                              (0.81)            (1.55)            (0.43)
--------------                                                        =====              =====            =====
WEIGHTED AVERAGE NUMBER OF SHARES
---------------------------------
  OUTSTANDING (note 9e)                                            12,335,586         8,530,388         8,318,985
  ------------                                                 ===============  =================   =============

   The accompanying notes are an integral part of the financial statements.

                                                                  (Continued) -1
                                                                  --------------

                           ELECTRIC FUEL CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                Unrealized
                                                       Common stock           Additional                          gain-on
                                                       ------------            paid-in        Accumulated      available-for
                                                     Shares    Amount          capital          deficit       sale securities
                                                     ------    ------         ----------      -----------     ---------------
                                                                                                     U. S. Dollars
                                                               --------------------------------------------------------------
BALANCE AT JANUARY 1, 1994                        9,145,828    91,458        1,804,216         (91,420)
--------------------------
CHANGES DURING 1994:
-------------------
     Shares issued in a public offering
         (note 5a(1))                             2,000,000    20,000       21,919,284/1/
     Shares issued in connection with
        Amtec merger (note 1d)                       26,262       263          328,012
     Shares issued in connection with
         the exercise of options                     11,460       115            4,325
     Options issued as compensation for
         services rendered by consultants                                        3,750
     Loan granted to stockholder
         (note 5a(4))
     Accrued interest on notes receivable
         from stockholders
     Loss                                                                                   (3,560,862)
                                                 ----------   -------       ----------     -----------             ------

BALANCE AT DECEMBER 31, 1994                     11,183,550   111,836       24,059,587      (3,652,282)
----------------------------

CHANGES DURING 1995:
--------------------
     Shares issued in connection with the           144,560     1,446          108,521
         exercise of options
     Purchase of treasury stock (8,700 shares)
         (note 5a(2))
     Accrued interest on notes receivable from
         stockholders
     Payments of interest and principal on
         notes receivable from stockholders
     Unrealized gain on available-for-sale
         securities                                                                                                29,048
     Loss                                                                                  (13,221,058)
                                                 ----------   -------       ----------     -----------             ------
BALANCE AT DECEMBER 31,                          11,328,110   113,282       24,168,108     (16,873,340)            29,048
-----------------------                          ==========   =======       ==========     ===========             ======
     1995: - forward
     ----
                                                                          Notes
                                                                        receivable
                                                         Treasury          from
                                                           stock        stockholders        Total
                                                         --------       ------------        -----
BALANCE AT JANUARY 1, 1994                               (146,187)        (570,779)       1,087,288
--------------------------
CHANGES DURING 1994:
-------------------
     Shares issued in a public offering
         (note 5a(1))                                                                    21,939,284
     Shares issued in connection with
     Amtec merger (note 1d)                                                                 328,275
     Shares issued in connection with
         the exercise of options                                                              4,440
     Options issued as compensation for
         services rendered by consultants                                                     3,750
     Loan granted to stockholder                                          (720,000)        (720,000)
         (note 5a(4))
     Accrued interest on notes receivable                                  (79,501)         (79,501)
         from stockholders
     Loss                                                                                (3,560,862)
                                                         --------       ----------      -----------

BALANCE AT DECEMBER 31, 1994                             (146,187)      (1,370,280)      19,002,674
----------------------------

CHANGES DURING 1995:
--------------------
     Shares issued in connection with the                                                   109,967
         exercise of options
     Purchase of treasury stock (8,700 shares)
         (note 5a(2))                                     (46,987)                          (46,987)
     Accrued interest on notes receivable from
         stockholders                                                      (77,291)         (77,291)
     Payments of interest and principal on
         notes receivable from stockholders                                 24,629           24,629
     Unrealized gain on available-for-sale
         securities                                                                          29,048
     Loss                                                                               (13,221,058)
                                                         --------       ----------      -----------
BALANCE AT DECEMBER 31,                                  (193,174)      (1,422,942)       5,820,982
-----------------------                                  ========       ==========      ===========
     1995: - forward
     ----


                                                                                                                      (Continued) -2
                                                                                                                      --------------
                                                     ELECTRIC FUEL CORPORATION
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                 Unrealized                   Notes
                                  Common stock     Additional                     gain-on                   receivable
                                  ------------      paid-in     Accumulated    available-for   Treasury        from
                                Shares    Amount    capital      deficit      sale securities   stock      stockholders    Total
                                ------    ------   ----------   -----------   ---------------  --------    ------------   -------
                                                                        U. S. Dollars
                              ------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31,       11,328,110  113,282  24,168,108   (16,873,340)       29,048      (193,174)  (1,422,942)    5,820,982
-----------------------
1995- forward
-------------

 CHANGES DURING 1994:
 -------------------
   Shares issued in a
       public offering
       (note 5a(3))            3,750,000   37,500  21,562,647/2/                                                        21,600,147
   Shares issued in a
       private placement
       (note 5a(6))            1,538,462   15,384   9,920,407/3/                                                         9,935,791
   Shares issued in
       connection with
       the exercise of
       options (note 5b(4))      293,099    2,931   1,516,933                                             (1,465,978)       53,886
   Compensation cost in
       connection with
       exercise of options
       see note 5b(4),                                159,834                                                              159,834
   Treasury stock retired     (2,652,163) (26,522)   (166,652)                                  193,174
   Purchase of treasury
       stock (72,300 shares)
       and options issued as
       compensation  for
       services rendered
       by consultant
       (note 5a(4))                                    68,000                                  (456,394)     815,046       426,652
   Options issued as
       compensation for
       services rendered
       by consultant                                    9,959                                                                9,959
   Loans granted to
       stockholders
       (note 5b(4))                                                                                          (94,131)      (94,131)
   Accrued interest on notes
       receivable from
       stockholders                                   102,215                                               (102,215)
   Realization of gain on
       available-for-sale
       securities                                                                 (25,891)                                 (25,891)
   Loss                                                         (10,017,618)                                           (10,017,618)
                              ----------  -------  ----------   ------------     ---------     ---------  -----------  ------------
                              14,257,508  142,575  57,341,451   (26,890,958)        3,157      (456,394)  (2,270,220)   27,869,611
                              ==========  =======  ==========   ============     =========     =========  ===========  ============

   /(1)/ Net of $3,060,716 - offering expenses.
   /(2)/ Net of $2,774,853 - offering expenses.
   /(3)/ Net of $64,211 - issuing expenses.

   The accompanying notes are an integral part of the financial statements.

                                                                 (Continued) - 1

                            ELECTRIC FUEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                1996              1995                1994
                                                                         -----------------  -----------------   -----------------
                                                                                              U.S. dollars
                                                                         --------------------------------------------------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    -------------------------------------
         Loss                                                            (10,017,618)       (13,221,058)          (3,560,862)
         Adjustments required to reconcile loss to net cash
               provided by or used in operating activities:
               Share in loss of investee company                                                 52,134               61,276
               Depreciation and amortization                                 951,955            506,895              148,530
               Amortization of net premium on marketable
                  debt securities                                                               278,455               70,804
               Deferred income taxes - net                                                                           142,744
               Capital loss (gain) from disposal of fixed assets               7,145             (3,786)               6,494
               Capital loss from disposal of marketable debt
                  securities, net                                             30,991                348
               Liability for employee rights upon retirement - net           585,122            260,775              259,671
               Waiver of loan to stockholder (note 5a(4))                    358,652
               Compensation cost with connection to exercise
                  of options                                                 159,834
               Issue of stock options as compensation for
                  services rendered by consultants                            77,959                                   3,750
               Interest accrued on notes and loan to stockholders                               (77,291)             (79,501)
               Changes in operating asset and liability items:
                     Decrease (increase) in accounts receivable              118,619            268,712           (1,703,314)
                     Increase in inventories                                (379,824)          (403,458)            (131,750)
                     Increase (decrease) in accounts payable and
                      accruals                                            (4,516,367)         5,718,556            1,789,466
                     Changes in related parties - net                                            10,141              132,606
                     Decrease in advances from customers                  (3,296,467)         4,164,945             (862,331)
                                                                         -----------------  -----------------   -----------------
         Net cash used in operating activities                           (15,919,999)        (2,444,632)          (3,722,417)
                                                                         -----------------  -----------------   -----------------
    CASH FLOWS FROM INVESTING ACTIVITIES:
    -------------------------------------
         Purchase of fixed assets                                         (2,225,459)        (5,333,875)          (1,772,885)
         Investment grant relating to fixed assets                           355,137                                 108,090
         Purchase of marketable debt securities                                                                  (16,984,980)
         Loans granted to stockholders (note 5a(4))                          (94,131)                               (720,000)
         Merger of Amtec (stockholder) in 1994 (a)                                                                   146,177
         Amounts carried to other asset and deferred charges                                   (710,552)             (50,000)
         Proceeds from disposal of fixed assets                               19,731              9,559               57,101
         Sale or redemption of (purchase of) marketable
                     debt securities - net                                (7,137,746)        12,448,903
                                                                         -----------------  -----------------   -----------------
         Net cash provided by (used in) investing activities              (9,082,468)         6,414,035          (19,216,497)
                                                                         =================  =================   =================
    Forward                                                              (25,002,467)         3,969,403          (22,938,914)

                                                                 (Concluded) - 2
                            ELECTRIC FUEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  Year ended December 31
                                                                  --------------------------------------------------------
                                                                        1996                1995                 1994
                                                                  ------------------ ------------------ ------------------
                                                                                        U.S. dollars
                                                                  --------------------------------------------------------
Forward                                                           (25,002,467)          3,969,403          (22,938,914)
                                                                  ---------------      -------------      ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
    Issue of share capital (including additional paid
       in capital), net of offering expenses                       32,246,490                               21,978,863
    Payment to the Estate of Luz International Limited                                                        (250,000)
    Proceeds from exercise of options                                  53,886             109,967                4,440
    Payment on note receivable from stockholders                                           24,629
    Purchase of treasury stock (b)                                                        (46,987)
    Short-term bank credit - net                                                                                  (468)
                                                                  ---------------      -------------      ---------------
    Net cash provided by financing activities                      32,300,376              87,609           21,732,835
                                                                  ---------------      -------------      ----------------

INCREASE (DECREASE) IN CASH AND CASH
------------------------------------
    EQUIVALENTS                                                     7,297,909           4,057,012           (1,206,079)
    -----------
BALANCE OF CASH AND CASH EQUIVALENTS
------------------------------------
    AT BEGINNING OF YEAR                                            5,364,867           1,307,855            2,513,934
    --------------------                                          ---------------      -------------      ----------------
BALANCE OF CASH AND CASH EQUIVALENTS
------------------------------------
    AT END OF YEAR                                                 12,662,776           5,364,867            1,307,855
    --------------                                                ===============      =============      ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
------------------------------------
    INFORMATION - CASH PAID DURING THE YEAR FOR:
    --------------------------------------------
    Interest                                                           28,247              48,810                1,083
                                                                  ===============      =============      ================
    Advances to income tax authorities                                 92,483              65,448               22,821
                                                                  ===============      =============      ================
    (a)  Merger of Amtec (stockholder) in 1994,
         see note 1d:
         Assets and liabilities of Amtec at date of merger:
           Working capital (excluding cash and cash
              equivalents)                                                                                     (25,842)
           Investment in associated company                                                                    149,259
           Fixed assets - net                                                                                   58,681
                                                                                                          ----------------
                                                                                                               182,098
         Stock of the Company issued upon merger                                                              (328,275)
                                                                                                          ----------------
                                                                                                              (146,177)
                                                                                                          ================

                   (b) As to transaction during 1996 not involving cash flows, see note 5a(4) and b(4)).



                   The accompanying notes are an integral part of the financial statements.

3198550.05                            -34-

                            ELECTRIC FUEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

        The significant accounting policies, applied on a consistent basis, are as follows:

a. General:
   -------

   1)  Nature of operations
       --------------------

       Electric Fuel Corporation ("EFC") - a Delaware corporation -together with its subsidiaries, is referred to as the Company. Almost all operating assets of the Company are situated at, and operations of the Company are primarily carried out by, Electric Fuel (E.F.L.) Ltd. ("EFL") - an Israeli wholly-owned subsidiary. The Company is engaged in one business segment -design, development, and commercialization of innovative advanced zinc-air batteries. The Company's products have not reached the commercial stage. Until commencement of commercial product sales occurs, the Company plans to meet its funding requirements through fees from potential users of its technology, sales of pre-production battery systems and equipment, grants from various programs from the State of Israel's Ministry of Industry and Trade and the funds raised from public offerings and private placements of EFC's shares.

       The other subsidiaries are:

       Electric Fuel B.V. - a Netherlands company, wholly-owned by EFL.

       Vipco Israel Limited - a wholly-owned Israeli company (not presently active).

       Erbato GmbH - German company, 80%-owned by EFL (disposed of in 1996 - see note 5a(4)).

       E.F.L. GmbH - a German company, wholly owned by EFL.

   2) In these financial statements - investee company - Coatec Ltd., an Israeli company (3.9% owned as at December 3 1, 1996; 16% owned as at December 31, 1995) which was acquired as a result of the merger of Amtec.

   3)  Accounting principles
       ---------------------

       The financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP").


   4)  Estimates and assumptions in the financial statements
       -----------------------------------------------------

       The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

         As stated in j. below, the Company fully provides for anticipated losses on its contractual program commitments (see also note 4a(1)). As at December 31, 1996 and 1995, the provision for anticipated program losses amounted to $ 2.2 million and $ 4.1 million, respectively. The ultimate cost of the program, however, may fluctuate as the project progresses. The Company expects the project to be substantially completed in 1997.

b.       Functional currency of subsidiaries
         -----------------------------------

         The Company's management considers the United States dollar to be the currency of the primary economic environment in which EFL operates and, therefore, EFL has adopted and is using the United States dollar as its functional currency. Further, the Company believes that the operations of EFL's subsidiaries are an integral part of the Israeli operations. While a growing proportion of EFL's revenues have been denominated in Deutsche Marks as a result of its involvement in the Field Test, based on the Company's historical experience and the Company's strategic objectives, management continues to consider the United States dollar to be the currency of the primary economic environment in which EFL operates, and the Company does not believe that any change in this condition would have a material impact on the analysis of the Company's historical financial condition and results of operations. Transactions and balances originally denominated in United States dollars are presented at the original amounts. Gains and losses arising from non-dollar transactions and balances are included in net income.

c.       Principles of consolidation
         ---------------------------

         The consolidated financial statements include the accounts of EFC and its subsidiaries. Intercompany balances and transactions have been eliminated.

d.       Merger of Amtec
         ---------------

         Immediately prior to the closing of the Company's initial public offering ("IPO") of its capital stock in February 1994, Amtec was merged into the Company. The primary asset of Amtec was its stockholding in the Company. Other assets (net of liabilities) as per Amtec's book value amounted to $ 328,275 and were exchanged for stock of the Company at the IPO price of $ 12.50 per share. This transaction has been recorded by the Company as a purchase of these assets at the aforementioned book value.

e.       Marketable debt securities
         --------------------------

         These securities are classified as available-for-sale. Accordingly, these securities are stated at fair market value and the changes in their value are carried directly to Stockholders' Equity. Realized gains and losses are carried to the statements of loss.

f.       Inventories
         -----------

         Composed of raw materials and supplies valued at the lower of cost or market. Cost is determined on the "first-in, first-out" basis.

g.       Investee company
         ----------------

         The investment in this company was accounted by the equity method through July 1995 as long as EFC's investment therein was over 20%. At December 31, 1996 and 1995 due to the decrease in EFC's holding in this company (following issuances of shares by the investee company to third parties) this investment is stated at cost.

h.       Fixed assets
         ------------

         These assets are stated at cost, net of related investment grant.

         The assets are depreciated by the straight-line method, on the basis of their estimated useful life.

         Annual rates of depreciation are as follows:

                                                              %
                                                              -
                  Machinery and equipment                   10;25
                                                         (mainly 10%)
                  Computers and related equipment             20
                  Office furniture and equipment             6;10
                  Vehicles                                    15

         Leasehold improvements are amortized by the straight-line method over the term of the lease, which is shorter than the estimated useful life of the improvements.

i.       Other asset and deferred charges
         --------------------------------

         Other asset represents know-how purchased in 1994. The know-how is stated at cost and amortized over five years.

         Deferred charges represented costs incurred in 1995 in connection with the Company's public offering in February 1996, which were charged in 1996 against the premium arising upon the issuance of the stock.

j.       Revenue recognition
         -------------------

         Revenues in respect of contracts for prototype equipment, technical assistance, services, etc. are recognized upon the delivery of the equipment or as the services are performed. Payment from technology licenses is recognized upon sale of the license.

         If such payment is uncertain, revenue is recognized to the extent of non-refundable fees received.

         Revenue and costs in connection with the Company's contractual program commitments (see note 4a(1)) are recognized on the "percentage of completion" method. The percentage of completion is determined according to the ratio of amounts already expended to estimated total cost as projected at balance sheets dates. Full provision is made for losses arising from these commitments upon their anticipation.

k.       Research and development
         ------------------------

         Research and development expenses are included under "Research and development expenses and cost of revenues". Because of the nature of the Company's operations, management is of the opinion that it is not meaningful to segregate these costs. Research and development expenses, net of related participations, are charged to operations as incurred.

l.       Deferred income taxes
         ---------------------

         The Company uses the liability method of accounting for income taxes, as set forth in Statement No. 109 of the FASB, "Accounting for Income Taxes". Under this method, deferred income taxes are provided on the basis of the differences between the financial reporting and income tax bases of assets and liabilities at the statutory rates enacted for future periods.

m.       Cash equivalents
         ----------------

         The Company considers all highly liquid debt instruments, purchased with a maturity of three months or less, to be cash equivalents.

n.       Foreign currency forward contracts
         ----------------------------------

         In order to hedge foreign currency exposure on firm commitments, the Company periodically entered into foreign currency forward contracts. Gains and losses from these contracts are deferred and recognized in the same period as the underlying hedged transaction.

o.       Concentration of credit risks
         -----------------------------

         Most of the Company's cash and cash equivalents and marketable debt securities at December 31, 1996 and 1995 are deposited with Israeli and U.S. banks and U.S. brokers. Accordingly, the Company considers the inherent credit risks to be remote.

         The Company's revenues are earned primarily in Europe, from large institutional customers. In general, the exposure to concentration of credit risks relating to trade receivables is limited, due to the nature of the Company's customers.

p.       Reclassification
         ----------------

         Certain prior years' amounts have been reclassified to conform to the 1996 presentation.

NOTE 2 - FIXED ASSETS
------   ------------

a.       Composition of assets, grouped by major classifications, is as follows:


                                                                                               Accumulated
                                                                 Cost*                         depreciation
                                                                                             and amortization
                                                    -------------------------------    -----------------------------
                                                               December 31                       December 31
                                                            ----------------                   ----------------
                                                          1996            1995              1996            1995
                                                       ---------       ---------         ---------       ---------
                                                                                  U.S. $
                                                    ----------------------------------------------------------------
         Machinery and equipment**                    7,109,177        5,191,697          967,050         377,652
         Computers and related equipment                292,770          175,895          105,001          60,119
         Office furniture and equipment                 249,594          173,131           58,922          20,395
         Vehicles                                       539,788          426,428          149,237          84,469
         Leasehold improvements                         563,442          672,775          170,885         111,756
                                                    -----------      -----------      -----------     -----------
                                                      8,754,771        6,639,926        1,451,095         654,391
                                                    ===========      ===========      ===========     ===========

         * Net of related investment grant in the amount of $925,164 and $986,677 as at December 31, 1996 and 1995, respectively (see also note 6b).

         ** Including residual value of equipment relating to the field test in Germany in the net amount of $3,153,909 and $1,987,062 as at December 31, 1996 and 1995, respectively.

b.       As to liens on fixed assets, see note 6b(1)(c).

NOTE 3 - EMPLOYEE RIGHTS UPON RETIREMENT:
----------------------------------------

         a. Israeli law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. EFL's severance pay liability to its Israeli employees, based upon the number of years of service and the latest monthly salary (see also note 4d), is partly covered by purchase of insurance policies and by deposits with severance pay funds.

              The amounts accrued and the portion funded primarily by purchase of insurance policies (plan assets) are composed as follows:

                                                                       December 31
                                                             ---------------------------------
                                                                   1996              1995
                                                             ----------------   --------------
                                                                            U.S. $
                                                             ---------------------------------
                    Accrued severance pay                          1,803,944          999,880
                    L e s s - plan assets                            662,914          443,972
                                                             ================   ==============
                    Unfunded balance*                              1,141,030          555,908
                                                             ================   ==============

                  EFL may only make withdrawals from the funds for the purpose of paying severance pay.

                  * Reflects primarily obligations of the Company in connection with employment agreements with certain senior employees (see note 4d).

         b. Expenses included for employee rights upon retirement for each of the years ended December 31, 1996, 1995 and 1994 amounted to approximately $ 1,140,000, $ 470,000 and $ 459,000, respectively.

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES:
-----------------------------------------------

         a.       Agreements relating to the Company's technology:
                  ------------------------------------------------

                  1)     Field test with German Postal Authority - Deutsche
                         --------------------------------------------------
                         Post AG (Deutsche Post)
                         -----------------------

                         In September 1994, an agreement was signed with the Deutsche Post regarding the licensing of the Company's technology for testing during a field test, for Deutsche Post's internal use and for costs incurred by the Company in connection with the start up of the field test program. Receipt of DM 5 million (approximately $ 3.1 million) by the Company was included in 1994 revenues. The Company has also agreed to pay royalties based on future sales of its products in certain parts of Europe.

                         In December 1994, EFL finalized an agreement with Deutsche Post and other partners for the purpose of conducting a field test using EFL's technology, which is anticipated to reach completion in 1997.

                         The current anticipated cost of the Company's share in the Field Tests is approximately $ 5.7 million greater than anticipated revenues. These estimates are based on the Company's current budget for the program (as described below) and accordingly management of the Company is of the opinion that the provision for anticipated losses, recorded in prior years, is adequate and the ultimate outcome of the matters described below will not have a material adverse effect upon the financial condition of the Company. The balance of the provision for anticipated losses (relating to the uncompleted portion of the budget) amounted to $ 2.2 million and $ 4.1 million as at December 31, 1996 and 1995, respectively.

                           Pursuant to the agreement among the partners in the Field Test (the "Partners Agreement"), the Company is required to deliver a total of thirty batteries for the Mercedes-Benz 4.6 ton vans and sixty-six batteries for the Opel Corsa Combo light pick-up trucks. In addition, the Company is required to deliver three Mercedes-Benz batteries and five Opel batteries to Vattenfall AB. As a result of the costs of the Field Test exceeding the Field Test budget, as described below, the Company does not currently expect to meet these requirements, primarily with regard to the Opel vehicles. Furthermore, the Company is required to design, construct, install and operate a 100 kg/hour regeneration plant in Bremen, as well as refueling equipment for the batteries. The 100 kg/hour plant, which provides regeneration services necessary for the Field Test, has been constructed in a facility the Company is leasing from Stadtwerke, Bremen. The regeneration plant became operational during the first half of 1996, although it is not currently operating at full capacity.

                           In the fourth quarter of 1996, the Deutsche Post requested that the Company refund the sum of approximately DM 1.8 million (approximately $1.2 million), which are the subject of a dispute between the Deutsche Post and the Company. The Company does not believe that it is required to refund any of the payments. However, until the resolution of this issue, the Company has eliminated the aforementioned payments, in addition to other anticipated revenues related to the supply of the Opel batteries, in computing its provision for anticipated program losses.
                           To date, the costs of the Field Test incurred by the Company have exceeded the related program budgeted amounts by more than 20%, and the Company, pursuant to the terms of the Field Test Partner Agreement, has entered into discussions to obtain additional funding from the Deutsche Post. In addition, the engineering and manufacturing costs required to integrate the Electric Fuel System into any additional vehicles are not included in the current Field Test budget. The Company is continuing funding discussions with the Deutsche Post in this regard. To date however, there has been no resolution of this issue, and there can be no assurance that any agreement will be reached with the Deutsche Post, or that if no such agreement is reached, the Field Test will continue. The Field Test is scheduled to end in December 1997, but could be extended by the Deutsche Post with the agreement of the Field Test partners. Because of the budgetary constraints noted above, the Company expects that, without a significant increase to the budget, only a limited number of vehicles will continue to be tested through the third quarter of 1997.


                  2)       Edison
                           ------

                           Pursuant to agreements between the Company, through its Dutch subsidiary, and a major Italian energy company (Edison Termoelettrica subsidiary of Edison S.P.A., hereafter "Edison"), the Company has provided batteries and related equipment and technical assistance in respect of the Company's technology. The Company has also granted Edison a sublicense for its technology in certain areas in Europe until the year 2008 and will be entitled to royalties of 3% to 5% of sales in excess of $ 10 million. Edison has agreed to purchase $ 2 million of equipment and services during the four years commencing December 1996, as stipulated in the agreements.

                  3)       Israel Electric Corporation
                           ---------------------------

                           During 1996, EFL signed an agreement with the Israel Electric Corporation (hereafter "IEC") granting a license for production, distribution and marketing of Electric Fuel in Israel and certain Middle East countries.

                           The agreement calls for a payment of $ 960,000 to the Company which has been included in 1996 revenues. IEC has also agreed to pay royalties of 3% to 5%, based on future gross revenues from the sale, lease or any revenue, in connection with the EFL technology.

                  4)       Other
                           -----
                           (a) The Company is currently developing, in cooperation with STN Atlas Elektronik GmbH ("STN Atlas"), a German defense and marine industry contractor, a high power zinc-oxygen battery for torpedoes. STN Atlas has exclusive rights to sell torpedoes with the Company's zinc-oxygen batteries until 2001, subject to automatic extension if full-scale production commences, as well as certain rights with respect to the application of the Company's proprietary technology for batteries.

                           (b) The Company has also developed Survivor Locator Light ("SLL"), a signal light powered by a water activated magnesium-cuprous chloride battery, used to locate survivors of airplane or boat accidents in the water. The Company received an initial order to produce 60,000 SLLs over a two year period, and began first product shipments in August 1996.

                           (c) The Company is providing research and development services in connection with a study funded by the European Community relating to the creation of zinc-air system infrastructure for the widespread use of vehicles using the Electric Fuel System in the amount of approximately $ 227,000. To December 31, 1996, the Company has reported income of approximately: 1996 - $ 65,000; 1995 - $ 95,000. The project is expected to be completed in the first half of 1997.

         b.       Royalty commitments
                  -------------------

                  Since its inception, EFL has received royalty-bearing research and development ("R&D") grants from the Chief Scientist's Office ("Chief Scientist") of the Israeli Ministry of Industry and Trade. Pursuant to the terms of these grants, EFL is obligated to pay royalties to the Chief Scientist on proceeds from the sale of products in the R&D of which the Chief Scientist participated.

                  Royalties in connection with the grants received are payable at a rate of 3%-5% of net sales (up to 100% of grants received). In the case of approved transfer of technology out of Israel, the rate of payment may be accelerated and total payments may reach 300% of the amount granted.

                  Total commitments to pay royalties to the Chief Scientist at the 100% rate (if the R&D projects are successful) are in the approximate amount of $ 4.7 million as at December 31, 1996.

         c.       Lease commitments
                  -----------------

                  The Company has entered into various noncancellable operating lease agreements for the premises it occupies. The leases will expire in 1999.

                  The rental payments under the above leases, at rates in effect at December 31, 1996, are as follows:

                                                         U.S. $ in
                                                         thousands
                                                       ---------------
                 Year ending December 31:
                          1997                              437
                          1998                              193
                          1999                               18

                  The rental payments are primarily payable in Israeli currency linked to the Israeli Consumer Price Index ("CPI").

                  As security in connection with these agreements, the Company has given a lessor a letter of credit in the approximate amount of $ 62,000.

                  Rental expenses totaled approximately $ 525,000, $ 360,000 and $ 214,000 in 1996, 1995 and 1994, respectively.

         d.       Employment contracts
                  --------------------

                  Three senior employees (related parties) have employment agreements with the Company expiring in 1998 and 2000. Base salary presently payable by the Company under these agreements amounts to $ 387,000 annually, with further amounts payable as bonuses of not less than 50% of base salary or in the aggregate 5% of net income as defined, subject to certain conditions, including attainment of the Company's budgeted goals. Base salaries are to be adjusted for the increase in the Israeli inflation rate over the devaluation of the shekel. As regards two of the employees, the increase shall not be less than 3% per annum.

                  The employees are entitled to other usual benefits and are to receive a termination payment equal to 36 times monthly base salary - in addition to the usual severance pay required by Israeli law - upon fulfillment of the contractual terms. Two of the aforementioned employees are entitled to an additional bonus payment upon termination based upon past bonuses paid to such employees, based on a vesting schedule as stipulated in the agreements. The Company has fully provided for all vested benefits under the employee agreements.


NOTE 5 - STOCKHOLDERS' EQUITY:
------------------------------

         a.       Capital transactions:
                  ---------------------
                  1) In February 1994, EFC completed an IPO of 2,000,000 shares of its common stock of par value of $0.01 per share, at an offering price of $ 12.50 per share.

                  2) During 1995, EFC purchased 8,700 shares of its common stock for $ 46,987.

                  3) In February and March 1996, the Company completed a public offering of 3,750,000 shares of its common stock of par value of $ 0.01 per share, at an offering price of $ 6.50 per share.

                  4) During 1996, the Company purchased 72,300 shares of its common stock from a consultant, in consideration of the following:

                       a) Partial waiver of a loan granted to the consultant in 1994 in the principal amount of $ 720,000, bearing 6% interest per annum and payable on December 31, 1996.

                       b) Sale to the consultant of the Company's 80% interest in Erbato GmbH in consideration of DM 1.

                       c) Granting to the consultant 5-year options to purchase 20,000 shares of the Company's stock at $
                            6.25 per share.

                            As a result of the aforementioned transactions, the Company recorded additional treasury stock in the amount of $ 456,394 determined based on the market price of the Company's share on the transaction date, and the balance - approximately $ 460,000 was charged to selling, general and administrative expenses in the Company's 1996 financial statements.

                  5) In March 1996, the Board of Directors resolved that the 2,652,163 shares of EFC's common stock of par value of $
                       0.01 per share, currently held as treasury stock, be retired and resume the status of unissued authorized shares of common stock.

                  6) In October 1996, EFC issued 1,538,462 shares of its common stock of $ 0.01 par value in a private placement at $ 6.50 per share.

         b.       Common stock option plans:
                  -------------------------

                  1) The Company has adopted the following 10 year stock option plans whereunder options may be granted for purchase of the Company's common stock:

                       (a) 1991 Employee Plan - 2,115,600 shares reserved for issuance.

                       (b) 1993 Employee Plan - 1,200,000 shares reserved for issuance.

                       (c) 1993 Employee Plan (Amendment) additional 1,500,000 shares reserved for issuance, subject to stockholder approval.

                            Under the terms of the employee plans, the Board of Directors or the designated committee will grant options and will determine the vesting period and the exercise terms.


                       (d) 1995 Non-Employee Director Plan - 500,000 shares reserved for issuance.

                            Non-employee directors will receive an initial grant of options to purchase 15,000 shares of the Company's common stock and thereafter will receive options to purchase 5,000 shares of Common Stock per year of service to the Board. All such options will be granted at fair market value.

                  2) The Company accounts for its common stock option plans (the "plans") using the treatment prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, compensation cost for employee and director common stock option plans is measured using the intrinsic value based method of accounting.

                       In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This Statement, effective as of the 1996 financial statements, established a fair value based method of accounting for an employee stock option or similar equity instrument, and encourages adoption of such method for stock compensation plans. However, it also allows companies to continue to account for those plans using the accounting treatment prescribed by APB 25.

                       The Company has elected to continue accounting according to APB 25 and has accordingly complied with the disclosure requirements set forth in SFAS 123 "for companies electing to apply APB 25."

                       Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards granted during 1995 and 1996 under the plan consistent with the method of SFAS 123, the Company's loss and loss per share would have been increased to the pro-forma amounts indicated below:

                                                 1 9 9 6                           1 9 9 5
                                     --------------------------------- ---------------------------------
                                       As reported       Pro-forma       As reported       Pro-forma
                                     ---------------- ---------------- ---------------- ----------------
                                               U.S. dollars                      U.S. dollars
                                     --------------------------------- ---------------------------------
               Loss                    10,017,618       11,997,287       13,221,058       13,872,902
                                     ================ ================ ================ ================
               Loss per share             0.81             0.97             1.55             1.63
                                     ================ ================ ================ ================

                   3) As of December 31, 1996, the total number of options authorized under the plans is 5,315,600, (of which 1,500,0000 options are subject to shareholder approval) and 1,895,510 options are available for future grant. Under these plans, options usually expire no later than 10 years from the date of grant.

                           Options outstanding and excercisable as at December 31, 1996, 1995 and 1994 amounted to 657,181; 694,864 and 186,035 options respectively. The balance of the outstanding options vest as follows:

                                                                 December 31
                                           -------------------------------------------------------
                                                  1996              1995               1994
                                           ----------------- ------------------ ------------------
                                                              Number of shares
                                           -------------------------------------------------------
First year                                     142,767            248,936             208,323
Second year                                    181,766            146,533             208,323
Third year                                     115,667             82,700              61,667
Fourth year                                     75,000
Seventh year and thereafter                   *300,000                               *430,000
                                           ================= ================== ==================
                                               815,200            478,169             908,313
                                           ================= ================== ==================

* The exercise date may be accelerated based on the share price of EFC's common stock.

                  4) A summary of the status of the Company's plans as of December 31, 1996, 1995 and 1994, and changes during the years ended on those dates, is presented below:

                                                 1996                           1995                           1994
                                    ----------------------------- ------------------------------ -------------------------------
                                                       Weighted                       Weighted                        Weighted
                                         Number        average         Number         average         Number          average
                                                       exercise                       exercise                        exercise
                                                        price                          price                          price
                                    ---------------- ------------ ---------------- ------------- ---------------- --------------
                                                            $                              $                              $
Options outstanding at
   beginning of year                    1,173,033        4.71         1,094,348          3.60          747,621          4.70
Changes during the year:
   Granted                        /(1)(3)/617,286        6.30           245,200          7.37     /(1)/620,000          5.76

   Exercised                        /(2)/(293,099)       5.19          (144,560)         0.76          (11,460)         0.39
   Forfeited or cancelled                 (24,839)       7.05           (21,955)         5.16         (261,813)        11.97
                                    ---------------- ------------ ---------------- ------------- ---------------- --------------
Options outstanding at
   end of year                          1,472,381        5.24         1,173,033          4.71        1,094,348          3.60
                                    ================ ============ ================ ============= ================ ==============
Options exercisable at
   year-end                               657,181        3.66           694,864          4.36          186,035          0.87
                                    ================ ============ ================ ============= ================ ==============
Weighted average fair value
   of options granted
   during the year*                      $   3.33                      $   2.66                       $   3.12
                                    ================              ================               ================

* The fair value of each option grant is estimated on the date of grant using the Black & Scholes option-pricing model with the following weighted average assumptions: Dividend yield of 0% for all years; expected standard deviation of 55%; risk-free interest rates of 6% to 8%; and expected lives of up to 10 years.

/(1)/ Includes options issued to consultants as compensation for services rendered: 1996 - 22,286 options; 1994 - 5,000 options.

         The compensation cost that has been charged against income in the years ended December 31, 1996 and 1994 is $ 77,959 and $ 3,750, respectively.

/(2)/ Included in the options exercised during 1996, were 255,333 options exercised by related parties. The purchase of the common stock upon exercise of these options and the related taxes payable by the employee were financed by the Company's acceptance of 5 year non-recourse notes receivable due in 2001 and bearing interest at the higher of the increase in the Israeli CPI or linkage to the dollar + 6.2% interest. The notes are collateralized by a pledge on the shares issued. The notes receivable, including accrued interest, are reflected as a reduction of Stockholders' Equity in the financial statements.

/(3)/ Includes 300,000 options which were granted in 1996 to related parties. The exercise date may be accelerated based on the share price of EFC's common stock.

5) The following table summarizes information about options outstanding at December 31, 1996:


                                                Options outstanding                           Options exercisable
                                     ---------------------------------------------------- ----------------------------
                            Range          Number           Weighted        Weighted          Number       Weighted
                             of        outstanding at        average         average      exercisable at   average
                          exercise      December 31,        remaining       exercise       December 31,    exercise
                           prices           1996           contractual        price            1996          price
                                                              life
                        ------------- ----------------    --------------  -------------- ----------------- -----------
                              $                               Years             $                              $
                              -                               -----             -                              -
                             0-2               293,962          1.41            0.82               293,962    0.82
                             4-6               635,833          5.93            5.80               299,833    5.74
                             6-8               542,586          7.09            5.99                63,386    6.97
                                      ----------------                                   -----------------
                             0-8             1,472,381          5.46            5.24               657,181    3.66
                                      ================                                   =================

NOTE 6 - TAXES ON INCOME:
-------------------------

         a.       Taxation of U.S. parent (EFC)

                  Since EFC incurred net losses or had earnings arising from tax-exempt income during the reported years, no provisions for income taxes were required. Taxes in 1994, 1995 and 1996 are primarily composed of federal alternative minimum taxes. The difference between the tax provision and the total tax benefit computed by applying the statutory federal income tax rate to pre-tax loss is the valuation allowance which was established to eliminate the deferred tax assets.

                  As at December 31, 1996, EFC has operating loss carryforwards for U.S. federal income tax purposes of approximately $165,000, which are available to offset future taxable income, if any, expiring primarily in 2009.

         b.       Israeli subsidiary (EFL):

                  1)       Tax benefits under the Law for the Encouragement of
                           ---------------------------------------------------
                           Capital Investments, 1959 (hereinafter - the "law")
                           ---------------------------------------------------

                           EFL's manufacturing facility has been granted "approved enterprise" status under the above law, and is entitled to investment grants from the State of Israel of 38% on fixed assets located in Jerusalem and 20% on fixed assets located at its plant in Beit Shemesh and to reduced tax rates on income arising from the approved enterprise, as detailed below. The initial approved investment program is in the approximate amount of $ 500,000. EFL substantially placed the program into operation during 1993 and should enjoy the tax benefits available under the law. EFL is entitled to additional tax benefits as a "foreign investment company", as defined by the law. Further, in 1995, EFL received approval for a second approved enterprise program for investment in fixed assets of approximately $ 6 million and approval for grants at the aforementioned rates for these approved fixed assets.

                           The main tax benefits available to EFL are:

                           a)       Reduced tax rates
                                    -----------------

                                    During the period of benefits - 10 years - commencing in the first year in which EFL earns taxable income from the approved enterprise (provided the maximum period to which it is restricted by law has not elapsed), a reduced corporate tax rate of 10%-25% (depending on percentage of foreign ownership; based on present ownership percentages - 15%) will apply, instead of the regular tax rates (see (4) hereafter).

                           b)       Accelerated depreciation
                                    ------------------------

                                    EFL is entitled to claim accelerated
                                    depreciation in respect of machinery and equipment used by the approved enterprise for the first five years of the operation of these assets.

                           c)       Conditions for entitlement to the benefits
                                    ------------------------------------------

                                    The entitlement to the above benefits is conditional upon EFL's fulfilling the conditions stipulated by the law, regulations published thereunder and the instruments of approval for the specific investments in approved enterprises. In the event of failure to comply with these conditions, the benefits may be canceled and EFL may be required to refund the amount of the benefits, in whole or in part, with the addition of interest.

                                    As security for compliance with the terms attaching to investment grants (see above), EFL has registered floating charges on all its assets in favor of the State of Israel.

                  2)       Measurement of results for tax purposes under the
                           -------------------------------------------------
                           Income Tax (Inflationary Adjustments) Law, 1985
                           -----------------------------------------------
                           (hereafter - the "inflationary adjustments law")

                           Under this law, results for tax purposes are measured in real terms, in accordance with the changes in the Israeli CPI. As explained in note 1b, the financial statements are presented in dollars. The difference between the change in the Israeli CPI and in the Israeli currency/dollar exchange rate - both on annual and cumulative bases - causes a difference between loss for tax purposes and the loss reflected in the financial statements.

                  3)       Tax benefits under the Law for the Encouragement of
                           ---------------------------------------------------
                           Industry (Taxation), 1969
                           -------------------------

                           EFL is an "industrial company" as defined by this law and as such is entitled to certain tax benefits, mainly accelerated depreciation as prescribed by regulations published under the inflationary adjustments law, the right to claim public issue expenses and amortization of know-how, patents and certain other intangible property rights as deductions for tax purposes.

                  4)       Tax rates applicable to income from other sources
                           -------------------------------------------------

                           Income not eligible for approved enterprise benefits mentioned in (1) above is taxed at the regular rate of 36% applicable in 1996 and thereafter (1995 - 37%; 1994 - 38%).

                  5)       Tax rates applicable to income distributed as
                           ---------------------------------------------
                           dividends by EFL
                           ----------------

                           The effective tax on income distributed by EFL to its parent, EFC, would be increased as a result of the Israeli withholding tax imposed upon such dividend distributions. The overall effective tax rate on such distribution would be 28% in regard of income arising from EFL's approved enterprise and 44% regarding other income. EFL does not have any earnings available for dividend distribution nor does it intend to distribute any dividends in the foreseeable future.

                  6)       Tax loss carryforwards
                           ----------------------
                           As at December 31, 1996, EFL has operating loss carryforwards for Israeli tax purposes of approximately $ 20 million, which are available, indefinitely, to offset future taxable income.

         c.       European subsidiaries
                  ---------------------

                  The European subsidiaries are taxed based upon tax laws in their country of residence.

         d.       Deferred income taxes - presented in the balance sheets as
                  ---------------------
                  follows:

                                                                           December 31
                                                                -----------------------------------
                                                                      1996              1995
                                                                ----------------  -----------------
                                                                               U.S. $
                                                                -----------------------------------
                Domestic income taxes:
                   Deferred tax asset                            50,000            97,000
                   Less - valuation allowance                   (50,000)          (97,000)
                   ----                                         ----------------  -----------------
                                                                      -,-               -,-
                                                                ================  =================
                Foreign income taxes:
                   Deferred tax asset*                           4,700,000         3,900,000
                   Less - valuation allowance                   (4,700,000)       (3,900,000)
                   ----                                         ----------------  -----------------
                                                                      -,-               -,-
                                                                ================  =================

         * Mainly in respect of provision for anticipated program loss and loss carryforwards, deductible expenditures reported as a reduction of the proceeds from issuing capital stock, accrued employee rights upon retirement and depreciation on fixed assets.

         e. Taxes on income included in the statements of loss, are as follows:

                                            1996              1995             1994
                                        --------------   ---------------  ---------------
                                                             U.S. $
                                        -------------------------------------------------
    Current:
      U.S.                                 30,000            52,010             19,184
      Israeli (1996 - in respect
          of prior years)                 (68,261)                            (142,744)
      European                                              (16,800)               630
                                        --------------   ---------------  ---------------
                                          (38,261)           35,210           (122,930)
      Deferred - Israeli                                                       142,744
                                        ==============   ===============  ===============
                                          (38,261)           35,210             19,814
                                        ==============   ===============  ===============


         f.       Tax assessments:
                  ----------------

                  1) EFL received final assessment through the year ended December 31, 1994.

                  2) EFC and its other subsidiaries have not been assessed for tax purposes since incorporation.


NOTE 7 - MONETARY BALANCES IN NON-DOLLAR CURRENCIES:
----------------------------------------------------

                                                              December 31, 1996             December 31, 1995
                                                        -----------------------------------------------------------
                                                           Israeli          Other         Israeli         Other
                                                          currency-       non-dollar     currency-      non-dollar
                                                           unlinked       currencies     unlinked       currencies
                                                        -------------   -------------   ----------    -------------
                                                                                     U.S. $
                                                        -----------------------------------------------------------
              Assets - current:
              ----------------
                 Cash and cash equivalents              249,859         796,402                       3,559,341
                 Accounts receivable                    646,929         200,639         1,854,151       457,817
                                                      ---------         -------         ---------     ---------
                                                        896,788         997,041         1,854,151     4,017,158
                                                      =========         =======         =========     =========
              Liabilities - current -
              -----------
                 accounts payable and accruals        1,332,248         429,267         2,720,635     1,327,288
                                                      =========         =======         =========     =========

NOTE 8 - SUPPLEMENTARY BALANCE SHEET INFORMATION:
-------------------------------------------------

         a.       Marketable debt securities:
                  --------------------------

                  The securities, which are due in one year or less, are composed as follows:

                                                                    December 31, 1996              December 31, 1995
                                                              ------------------------------ ------------------------------
                                                                               Fair market                   Fair market
                                                                   Cost           value           Cost          value
                                                              --------------- -------------- -------------- ---------------
                                                                                         U.S. $
                                                              -------------------------------------------------------------
                     Commercial paper                           3,927,350      3,927,350
                     Corporate debt securities                  7,365,875      7,369,032
                     Obligations of states and
                              political subdivisions                                         4,186,470      4,215,518
                                                              --------------- -------------- ------------------------------
                                                               11,293,225     11,296,382     4,186,470      4,215,518
                                                              =============== ============== ==============================

                  Unrealized gain in respect of these securities - at December 31, 1996 - aggregate $ 3,157.

                                                                                December 31
                                                                       ------------------------------
                                                                           1996           1995
                                                                       -------------- ---------------
                                                                                  U.S. $
                                                                       ------------------------------
         b.       Accounts receivable - other:
                  ---------------------------
           Israeli government departments and agencies:
                    Research and development grant receivable               471,028        447,952
                    Investment grant receivable                             461,937        878,587
                    VAT and other receivables                               180,341        826,663
           Other                                                             76,921         76,921
                                                                        ------------- ---------------
                                                                          1,190,227      2,230,123
           Employees                                                         80,139         18,282
           Prepaid expenses                                                  84,754         39,965
           Interest receivable                                              411,972         72,208
           Sundry                                                           148,536         61,226
                                                                        ------------- ---------------
                                                                          1,915,628      2,421,804
                                                                        ============= ===============

                                                                                    December 31
                                                                          ---------------------------
                                                                               1996           1995
                                                                          -------------  ------------
                                                                                     U.S. $
                                                                          ---------------------------
 c.        Other asset and deferred charges:
           --------------------------------
           Deferred public offering expenses                                                710,552
                                                                                           ------------
           Know-how purchased                                                 50,000         50,000
           L e s s - accumulated amortization                                 26,667         16,667
           -------                                                          -------------  ------------
                                                                              23,333         33,333
                                                                            =============  ============
                                                                              23,333        743,885
                                                                            =============  ============

 d.        Accounts payable and accruals - other:
           -------------------------------------

           Employees and employee institutions                               498,465        459,814
           Provision for vacation pay                                        252,644        261,943
           Income taxes payable                                                              20,199
           Accrued expenses                                                  545,109      1,501,602
           Provision for anticipated program losses                        2,200,000      4,100,000
           Sundry                                                              9,376         14,148
                                                                          ------------   ------------
                                                                          *3,505,594     *6,357,706
                                                                          =============  ============
           *        Including related parties                                234,544        183,542
                                                                          =============  ============

 e.        Fair value of financial instruments
           -----------------------------------

           SFAS No. 107 "Disclosure About Fair Value of Financial
           Instruments" requires disclosure of information about the fair value of certain financial instruments for which it is practicable to estimate that value.

           The financial instruments of the Company consist of cash and cash equivalents, marketable debt securities, accounts receivable and accounts payable and accruals.

           In view of their nature, the fair value of the financial instruments included in working capital of the Company is usually identical or close to their carrying value.

NOTE 9 - SELECTED INCOME STATEMENT DATA:
----------------------------------------

                                                                                1996             1995             1994
                                                                          --------------  ----------------  -----------------
                                                                                                U.S. $
                                                                          ---------------------------------------------------
             a.  Revenues -  classified by geographical
                 --------
                     distribution (see also note 4a):

                     Europe:
                      Germany and Sweden (primarily Field
                              Test - see note 4a)                                3,135,000        3,597,650        3,164,908
                      Germany - STN Atlas                                          722,655          251,288           38,000
                      Italy - Edison                                               429,414          423,732        1,616,122
                      Others                                                       139,736           95,157
                     U.S.A.                                                          5,950                            50,000
                     Israel:
                      IEC                                                          960,000
                      Other                                                         12,548            3,783            3,658
                                                                          ----------------   --------------   --------------
                                                                                 5,405,303        4,371,610        4,872,688
                                                                          ================   ==============   ==============

             b.  Research and development
                 ------------------------
                 expenses and cost of revenues:
                 -----------------------------

                     Materials, subcontracted work
                       and consulting                                            4,307,617        8,389,716        2,390,930
                     Salaries and related expenses                               5,443,748        3,831,004        2,266,105
                     Other                                                       3,053,690        2,158,085          113,147
                                                                          ----------------   --------------   --------------
                                                                                12,805,055       14,378,805        4,770,182
                                                                          ================   ==============   ==============

             c.  Selling, general and administrative expenses:
                 --------------------------------------------
                                                                              1996             1995             1994
                                                                        --------------  ----------------  -----------------
                                                                                              U.S. $
                                                                        ---------------------------------------------------
                     Salaries and related expenses                         2,222,356       1,112,574          363,746
                     Consulting and professional fees                      1,251,286         736,836          611,222
                     Royalties (note 4b)                                      28,800                        1,136,910
                     Other                                                 1,453,258         902,623        1,252,874
                                                                          ----------       ---------        ---------
                                                                          (1)              (1)              (1)
                                                                           4,955,700       2,752,033        3,364,752
                                                                          ==========       =========        =========
                 (1)      Including advertising and promotion.               216,682         162,950          227,026
                                                                          ==========       =========        =========
                 (2)      Including related parties                                                            30,000
                                                                                                            =========

                                                                            1996                1995                1994
                                                                        ---------------   ------------------   -----------
                                                                                                U.S. $
                                                                        --------------------------------------------------
             d.  Financial income (expenses) - net:
                 ---------------------------------

                     Interest, bank charges and fees                          (117,721)           (142,492)       (64,643)
                     Exchange differences, net                                (162,653)              26,090       (40,885)
                     Interest income                                          1,074,227             781,124        689,091
                                                                          -------------   ------------------   -----------
                                                                                793,853            *664,722       *583,563
                                                                          =============   ==================   ===========
                     *Including related parties                                                       77,291        79,501
                                                                                             ===============   ===========

             e.  Loss per share:
                 --------------

                 1) Loss per share is computed based on the weighted average number of shares outstanding (net of treasury stock) during each year.

                 2) Common stock equivalents were not taken into account since their effect was anti-dilutive.

                 3) The notes receivable from stockholders relating to exercised options are assumed - for per share computation - to be proceeds used to purchase stock under the treasury stock method.

                                 ------------
                         ----------------------------
                                 ------------

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                                  MANAGEMENT

Executive Officers, Directors and Significant Employees

Executive Officers and Directors

     The Company's executive officers and directors and their ages as of December 31, 1996, are as follows:


              Name                               Age               Position with the Company
              ----                               ---               -------------------------

              Robert S. Ehrlich                  58                Chairman of the Board of Directors and
                                                                   Chief Financial Officer

              Yehuda Harats                      45                President, Chief Executive Officer and
                                                                   Director

              Menachem Korall                    50                Senior Vice President
                                                                   of Technology

              Stewart Edelman                    36                Treasurer and Principal Accounting
                                                                   Officer

              Dr. Jay M. Eastman                 48                Director

              Jack E. Rosenfeld                  58                Director

              Harvey M. Krueger                  67                Director

              Lawrence M. Miller*                50                Director

------------------

*Lawrence M. Miller was elected to the Board of Directors in November, 1996.

         The Company's By-Laws provide for a Board of Directors of one or more directors, and the number of directors is currently fixed at six. Under the terms of the Company's certificate of incorporation, the Board of Directors is composed of three classes of similar size, each elected in a different year, so that only one-third of the Board of Directors is elected in any single year. Mr. Harats and Dr. Eastman are designated Class I directors and have been elected for a term expiring in 1998 and until their successors are elected and qualified; Messrs. Rosenfeld and Miller are designated Class II directors elected for a term expiring in 1999 and until their successors are elected and qualified; and Mr. Ehrlich and Mr. Krueger are designated Class III directors elected for a term which expired in 1996 and is continuing until their successors are elected and qualified.

         Robert S. Ehrlich has been Chairman of the Board of the Company since January 1993 and Chief Financial Officer of the Company since May 1991. From May 1991 until January 1993, Mr. Ehrlich was Vice Chairman of the Board. From May 1990 until March 1994, Mr. Ehrlich was also President, Chief Executive Officer and a director of Advanced Materials Technology, Inc. ("Amtec"), a former stockholder which was merged with and into EFC immediately prior to the Closing of the Company's initial public offering. From December 1987 until July 1992, Mr. Ehrlich was Chairman of the Board of PSC Inc., a New York corporation ("PSCX"), a manufacturer and marketer of hand-held laser diode bar code scanners. He continues to serve as Vice Chairman and a director of PSCX. From February 1987 until October 1989, Mr. Ehrlich was Chairman and CEO of Fresenius USA, Inc., a Massachusetts corporation ("FRN") (formerly Delmed, Inc.), a manufacturer and distributor of renal care systems, solutions and supplies. Mr. Ehrlich served as Chairman of the Executive and Compensation Committees of FRN until 1996 when it was combined with another entity. From 1974 until 1989, Mr. Ehrlich was President of Ehrlich & Co., a private investment banking firm. Mr. Ehrlich was also Executive Vice President and Chief Financial Officer and a director of Mattel Inc. ("Mattel") during 1972 and 1973 and continued as a director of Mattel through 1987. Mr. Ehrlich received a B.S. and J.D. from Columbia University in New York, New York.

         Yehuda Harats has been President, Chief Executive Officer and a director of the Company since May 1991. Previously, from 1980 to May 1991, he was the Executive Vice President, Director of the Process Division and head of the Heat Collection Element Division, at Luz Industries Israel Limited ("LII"). In 1989, he was part of the team awarded the Rothschild Award for Industry, granted by the President of the State of Israel, for his work at LII. Before joining LII in 1980, Mr. Harats was Manager of the Maintenance Planning Unit of the Israel Air Force. Mr. Harats received a B.Sc. in Mechanical Engineering from the Israel Institute of Technology (Technion) in Haifa, Israel.

         Menachem Korall has been Senior Vice President of Technology since 1994 and was Vice President of Technology since the Company's inception in 1991. From 1989 until 1991, Mr. Korall was employed by LII as Technical Director of the Advanced Battery Program. Prior to joining LII, Mr. Korall spent six years as General Manager of AVX Israel, a subsidiary of AVX Corporation USA, a manufacturer of electronic components, which is now owned by Kyocera Corporation. He has also worked in process engineering and production management and has been a lecturer at the Jerusalem College of Technology. Mr. Korall holds a B.Sc. in Mathematics and Physics and an M.Sc. in Materials Science from the Hebrew University in Jerusalem, Israel.

         Stewart Edelman was elected Treasurer of the Company in March 1995. Stewart Edelman has been Controller of Electric Fuel since July 1994 when he joined the Company. From 1992 through June 1994, Mr. Edelman was in private practice specializing in high technology companies. From 1989 through 1991, he was Vice President of Capital Finance and Investment Company, a real estate investment corporation. Prior to that, Mr. Edelman was employed as a certified public accountant in various accounting firms, as well as a controller in a large employee leasing company. He has been qualified as a Certified Public Accountant in both Israel and the USA, and is currently licensed to practice in Israel. Mr. Edelman received a B.A. in Accounting and Economics from the Hebrew University in Jerusalem.

         Dr. Jay M. Eastman has been a director of the Company since October 1993. Since November 1991, Dr. Eastman has served as President and Chief Executive Officer of Lucid Technologies, Inc., which is developing laser technology applications for medical diagnosis and treatment. Dr. Eastman also serves as Senior Vice President of Strategic Planning and Director of PSCX, a position he has held since January 1, 1996. From December 1987 through December 1995, Mr. Eastman was Executive Vice President of PSCX. He joined PSCX in 1986 when PSCX acquired Optel Systems, Inc., a corporation which he co-founded and served as Chairman, President and Chief Executive Officer from its formation in 1981. Dr. Eastman is also a director of Chapman Instruments, Inc., which develops manufacturers and selling surface profiling instruments and Dimension Technologies, Inc., a developer and manufacturer of 3D displays for computer and video displays. From 1981 until January 1983, Dr. Eastman was Director of the University of Rochester's Laboratory for Laser Energetics, where he was a member of the staff from September 1975 to 1981.

         Jack E. Rosenfeld has been a director of the Company since October 1993. Mr. Rosenfeld was President and Chief Executive Officer of Hanover Direct, Inc. ("Hanover"), formerly Horn & Hardart Co., which operates a direct mail marketing business from September 1990 until December 1995 and had been President and Chief Executive Officer of its direct marketing subsidiary, since May 1988. Mr. Rosenfeld is currently acting as a consultant to the Board of Directors of Hanover. From July 1986 until May 1988, Mr. Rosenfeld was a partner in Rosenfeld & Co. (a private investment banking group). Mr. Rosenfeld is also a director emeritus of Hanover Direct, Inc. and a director of PSCX.

          Harvey M. Krueger was elected to the Board of Directors in February 1996. Mr. Krueger has been a Senior Managing Director of Lehman Brothers Inc., an investment banking firm and the lead manager of the Company's recent equity offering, since May 1984. From December 1977 to May 1984, he was Managing Director of Lehman Brothers Kuhn Loeb, Inc. From 1965 to 1977, he was a Partner of Kuhn Loeb & Co. and in 1977, he served as President and Chief Executive Officer of Kuhn Loeb & Co. Mr. Krueger serves as a director on the boards of directors of a number of companies, including Automatic Data Processing, Inc., R.G. Barry Corporation, a manufacturer of footwear, Chaus, Inc., a manufacturer of women's apparel, and IVAX Corporation, a generic pharmaceutical manufacturer. In addition, he serves on the International Advisory Board of Club Mediterranee, S.A. and as chairman of the board of directors of Stockton Partners, Inc., the general partner of the manager of the Renaissance Fund LDC, a private closed-end investment fund.

         Lawrence M. Miller was elected to the Board of Directors in November 1996. Mr Miller has been a senior partner in the Washington D.C. law firm of Schwartz, Woods and Miller since 1990. He served from August 1993 through May 1996 as a member of the board of directors of The Phoenix Resource Companies, Inc., a publicly traded energy exploration and production company, and as a member of the Audit and Compensation Committee of that board. That company was merged into Apache Corporation in May 1996.

Board of Directors

         The Board of Directors of the Company has an Audit Committee consisting of Messrs. Rosenfeld, Krueger, Miller and Dr. Eastman, and a Compensation Committee consisting of Dr. Eastman, and Messrs. Rosenfeld, and Miller. Created in December 1993, the purpose of the Audit Committee is to review the results of operations of the Company with officers of the Company who are responsible for accounting matters and, from time to time, with the Company's independent auditors, Kesselman & Kesselman, a member of Coopers & Lybrand International. The Compensation Committee recommends annual compensation arrangements for the Chief Executive Officer and Chief Financial Officer and reviews annual compensation arrangements for all officers and significant employees.

Voting Agreements

         Messrs. Ehrlich, Harats and Korall are parties to a Stockholders Voting Agreement pursuant to which each of the parties agrees to vote the shares of the Company's Common Stock held by that person in favor of the election of Messrs. Ehrlich and Harats (or their designees) as directors of the Company. Messrs. Gross, Ehrlich and Harats are parties to a Voting Rights Agreement dated September 30, 1996 pursuant to which each of the parties agrees to vote the shares of the Company's Common Stock held by that person in favor of the election of Messrs. Ehrlich, Harats and Miller for five years following October 1996.

Director Compensation

         Non-employee members of the Board of Directors of the Company are paid $1,000 (plus expenses) for each Board of Directors meeting attended and $500 (plus expenses) for each meeting of a committee of the Board of Directors attended. In addition, the Board of Directors has adopted a Non-Employee Director Stock Option Plan pursuant to which non-employee directors receive an initial grant of options to purchase 15,000 shares of the Company's Common Stock upon the effective date of such plan or upon the date of his or her election as a director. Thereafter, non-employee directors will receive options to purchase 5,000 shares of Common Stock per year of service on the Board. All such options will be granted at fair market value and vest ratably, over three years from the date of the grant.

Delinquent Filings

         Under the securities laws of the United States, the Company's directors, certain of its officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this Report any failure to file by these dates during 1996. All of these filing requirements were satisfied by its directors and officers and, to the knowledge of the Company, ten percent holders, except as follows: Robert S. Ehrlich was required to file a Form 4 on or prior to April 10, 1996, for his gift of 18,000 shares of the Company's common stock in March, 1996; Mr. Ehrlich reported this transaction on a Form 5 filed February 14, 1997.


Significant Employees

         The Company's significant employees and their ages as of December 31, 1996 are as follows:

              Name                                Age              Position with the Company
              ----                                ---              -------------------------

              Dr. Inna Gektin                      53              Senior Research Associate

              Menachem Givon                       49              Project Manager - Regeneration

              Dr. Jonathan Goldstein               50              Chief Scientist

              Binyamin  Koretz                     39              Director of Strategic Planning

              Dr. Neal Naimer                      38              Director of Electrode Engineering

              Amnon Sherf                          36              Vice President - Operations

              Jonathan Whartman                    42              Vice President - Marketing

         Dr. Inna Gektin is a Senior Research Associate of the Company. Prior to emigrating to Israel in 1990 from the former Soviet Union, Dr. Gektin studied at the University of Kharkov, and received her Ph.D. from the Physical Technical Institute of Low Temperature where she worked as Senior Research Associate for over 20 years.

         Menachem Givon is Project Manager - Regeneration. Mr. Givon earned his bachelors and masters degree in Physics at Ben-Gurion University, and in parallel has taken considerable coursework in Electrical Engineering. From 1978 to 1990, he specialized in the development of production and quality control systems at Shoval Metal Industries in the Negev.

         Dr. Jonathan Goldstein is Chief Scientist, responsible for scientific support of battery technologies, patents, literature, innovative concepts and advanced systems. From 1977 to 1989, Dr. Goldstein was Senior Electrochemist at Tadiran Batteries in Rehovot, Israel, providing scientific leadership and support at various Tadiran battery plants. He was educated at Imperial College, London, where he obtained a B.Sc., and at City University of London, where he earned a Ph.D. in Chemistry. Dr. Goldstein is the author of 25 papers, 20 U.S. patents, and several current patent applications pending in Europe, U.S. and Japan.

         Binyamin Koretz is Director of Strategic Planning, responsible for new business development, economic modeling, intellectual property protection, and other planning activities. Mr. Koretz was the Company's Treasurer from 1993 until December 1994. Mr. Koretz previously spent six years at American Telephone and Telegraph, where he was responsible for planning and management of capital investment in that company's long-distance network. He holds a B.Sc. in Civil Engineering/Transportation Systems from the Massachusetts Institute of Technology and an M.B.A. from the University of California at Berkeley.

         Dr. Neal Naimer is Director of Electrode Engineering of the
Company's Air Electrode development program. From 1987 to 1989, he was the Manager of the Chemical Vapor Deposition (Thin Films) Group at Intel Electronics Jerusalem, and was Project Manager of the photo voltaic IR detector development program at Tadiran Semiconductor Devices in Jerusalem from 1984 to 1987.
Dr. Naimer was educated at University College of London, England, where he received his B.Sc. in Chemical Engineering and a Ph.D. in Chemical Engineering.

         Amnon Sherf is Vice President - Operations of the Company. Amnon Sherf has been Vice President of Operations since August 1994. Prior to joining the Company, Mr. Sherf served as deputy Operations Manager and Industrial Engineering Manager at Nilit, a developer and manufacturer of nylon yarn. From 1990 to 1993, Mr. Sherf was logistics manager for Fibronics, a computer communication products company. He received his BSc in Industrial Management Engineering from the Israel Institute of Technology (the Technion) in 1988, and is presently enrolled in an MBA program at Tel Aviv University.

         Jonathan Whartman was Director of Special Projects of the Company from 1991 until his election to Vice President of Marketing in 1994.
Mr. Whartman was also Director of Marketing of Amtec from its inception in 1989 through the merger of Amtec into EFC. Before joining Amtec, Mr. Whartman was Manager of Program Management at LII, Program Manager for desk-top publishing at ITT Qume, San Jose, California and Marketing Director at Kidron Digital Systems, an Israeli computer developer. Mr. Whartman holds a B.A. in Economics and a M.B.A. from the Hebrew University, Jerusalem, Israel.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table shows the compensation paid and accrued by the Company for services rendered for 1994, 1995 and 1996 to the Chief Executive Officer and the two highest paid executive officers who received more than $100,000 in salary and bonuses during the year ended December 31, 1996 (the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                                                                   Long-Term
                                                                                  Compensation
                                                 Annual Compensation                 Awards
                                    ------------------------------------------
Name and Principal Position                                                        Securities
                                                                                   Underlying
                                                                  Other Annual      Options        All Other
        At December 31, 1996         Year    Salary      Bonus    Compensation      (Number)     Compensation
        --------------------         ----    ------      -----    ------------      --------     ------------
     Yehuda Harats/(1)/              1996   $145,220   $47,000/(2)/ $127,558/(3)/     150,000      $372,875/(4)/
     President, Chief Executive      1995    140,684    40,364         1,742                0       175,309
      Officer and Director           1994    127,445    30,000         1,447          170,000       192,029

     Robert S. Ehrlich/(1)/          1996   $145,238   $47,000/(2)/  $75,890/(5)/     150,000      $166,628/(6)/
     Chairman and                    1995    140,684    40,364         6,148                0       123,657
       Chief Financial Officer       1994    114,034    30,000             0          170,000       118,442

     Menachem Korall/(1)/            1996   $110,002   $35,000/(2)/   $9,635/(7)/           0      $169,956/(8)/
     Vice President of Technology    1995    106,491    30,328         1,744                0       102,703
                                     1994     95,458    27,000         1,447           90,000        95,458

-------------------------
(1) The amounts reported for each Named Executive Officer were paid in New Israeli Shekels ("NIS") and have been translated into U.S. dollars at the exchange rate of NIS into U.S. dollars at the time of payment or accrual.
(2) Reflects amounts accrued to date. The actual amount of bonuses, if any, will be determined by the Compensation Committee of the Board of Directors during 1997.
(3) Of this amount, $106,250 represents the dollar value of the difference between the price paid by Mr. Harats in connection with the exercise of options to purchase shares of the Company's Common Stock at an exercise price of $5.75 per share (by receipt of a non-recourse loan from the Company) and the fair market value of such shares on the date of the purchase of $6.375 per share and $21,308 represents the costs of taxes paid by Mr. Harats and reimbursed by the Company.
(4) Of this amount, $224,496 represents the Company's accrual for severance pay which would be payable to Mr. Harats upon a "change of control" of the Company or upon the occurrence of certain other events, $17,226 represents the Company's accrual for sick leave and vacation redeemable by Mr. Harats, $6,398 consisted of payments to Mr. Harats in lieu of vacation, $45,290 consisted of the Company's payments and accruals to a pension fund which provides a savings plan, insurance and severance pay benefits and an education fund which provides for the on-going education of employees. Additionally, $77,512 represents the Company s accrual to fund Mr. Harats pension fund as well as provide him with certain other post-termination benefits, and $1,953 represents the value charged for tax purposes for the use of a car provided by the Company.
(5) Of this amount, $50,000 represents the dollar value of the difference between the price paid by Mr. Ehrlich in connection with the exercise of options to purchase shares of the Company's Common Stock at an exercise price of $5.75 per share (by receipt of a non-recourse loan from the Company) and the fair market value of such shares on the date of the purchase of $6.375 per share and $25,890 represents the costs of taxes paid by Mr. Ehrlich and reimbursed by the Company.
(6) Of this amount, $57,008 represents the Company's accrual for severance pay which would be payable to Mr. Ehrlich upon a "change of control" of the Company or upon the occurrence of certain other events, $19,859 represents the Company's accrual for sick leave and vacation redeemable by Mr. Ehrlich, $562 represents the Company's accrual for severance pay which would be payable to Mr. Ehrlich under the laws of the State of Israel upon the termination of his employment by the Company, and $45,362 represents the Company's payments and accruals to pension and education funds. Additionally, $37,386 represents the Company's accrual to fund Mr. Ehrlich s pension fund as well as provide him with certain other post-termination benefits, and $6,451 represents the value charged for tax purposes for the use of a car provided by the Company.

(7) Represents the costs of taxes paid by Mr. Korall and reimbursed by the Company.

(8) Of this amount, $82,645 represents the Company's accrual for severance pay which would be payable to Mr. Korall upon a "change of control" of the Company or upon the occurrence of certain other events, $(2,675) represents the Company's reduction in the accrual for sick leave and vacation redeemable by Mr. Korall, $669 represents the Company's accrued severance pay which would be payable to Mr. Korall under the laws of the State of Israel upon the termination of his employment by the Company, $22,127 consisted of payments to Mr. Korall in lieu of vacation, and $28,232 represents the Company's payments and accruals to pension and education funds. Additionally, $37,002 represents the Company s accrual to fund Mr Korall s pension fund as well as provide him with certain other post-termination benefits, and $1,956 represents the value charged for tax purposes for use of a car provided by the Company.

         The table below sets forth information with respect to stock options granted to the Named Executive Officers for the fiscal year 1996.

                               Options Grants in Last Fiscal Year

                                                                              Potential Realizable Value at
                                                                              Assumed Annual Rates of Stock
                                                                              Price Appreciation for Option
                                        Individual Grants                                 Term
                               ----------------------------------------------------------------------------------

                               Number of      % of Total
                              Securities        Options
                              Underlying      granted to     Exercise
                                Options        Employees      or Base
                              Granted(1)          in           Price        Expiration      5%          10%
Name                               #          Fiscal Year     ($/Sh)           Date         ($)         ($)
                              ----------      -----------    -------        ----------  --------    -----------
Yehuda Harats                  150,000          27.02          $6.625        6/24/06    $624,964    $1,583,782
Robert S. Ehrlich              150,000          27.02          $6.625        6/24/06    $624,962    $1,583,782

(1) The option granted to the Named Executive Officers are performance based options which become exercisable upon the earlier of (x) the date on which the closing sale price of the Company s Common Stock has been at least $12.50 per share for a period of 20 consecutive trading days on The Nasdaq National Market or (y) seven years from the date of grant. These options also become exercisable upon the termination of the Named Executive Officer s employment with the Company under certain circumstances. The options expire ten years from the date of grant.

The table below sets forth information for the Named Executive Officers with respect to fiscal 1996 year-end option values.


                                            Underlying                    Value of Unexercised
                                       Unexercised Options                In-the-Money Options
                                        at Fiscal Year End                 Fiscal-Year-End (1)
                                  -------------------------------    --------------------------------
                                   Exercisable     Unexercisable    Exercisable    Unexercisable
 Name                                (Number)        (Number)           ($)             ($)
 ----                                --------        --------           ---             ---
 Yehuda Harats                          0             150,000            0              56,250
 Robert S. Ehrlich                   127,478          150,000         344,114           56,250
 Menachem Korall                      90,000             0            112,500              0

-----------------------
In-the-money options are options for which the fair market value of the underlying securities exceeds the exercise or base price of the option.

The table below sets forth information with respect to stock options exercised by the Named Executive officers during fiscal year 1996.



                                        Options Exercised in Last Fiscal Year

                                     Shares Acquired
      Name                              on Exercise            Value Realized
                                           (#)                       ($)
      ----------------------       ---------------------    ----------------------
      Yehuda Harats                      170,000                   106,250
      Robert S. Ehrlich                   80,000                   50,000

Employment Contracts and Termination of Employment Arrangements

         Each of Messrs. Ehrlich, Harats and Korall are parties to employment agreements with the Company (the "Employment Agreements") which can be extended automatically for additional terms of two years each unless terminated sooner by either the executive or the Company. Mr. Korall's Employment Agreements ends December 1998 and each of Messrs. Harats and Ehrlich's Employment Agreements end December 15, 2000. The Employment Agreements provide for a base salary of $11,736, $11,736, and $7,500 per month for Messrs. Ehrlich, Harats and Korall, respectively (the "Base Salary"). On each anniversary of Mr. Korall's Employment Agreement, Base Salary is adjusted in an amount equal to the excess, if any, of any increase in the Israeli Consumer Price Index over any devaluation in currency of Israel compared to the U.S. dollar during the immediately preceding year. With respect to Messrs. Harats and Ehrlich, Base Salary is adjusted in an amount equal to the greater of 3% or in an amount equal to the excess, if any, of any increase in the Israeli Consumer Price Index over any devaluation in currency of Israel compared to the US Dollar, in each case during the immediately preceding year. Accordingly, Base Salary for Messrs. Ehrlich, Harats and Korall is, as of January 1, 1997, $12,565, $12,565 and $9,423 per month, respectively. In addition, the Employment Agreements provide for bonuses to be paid in an amount of (a) not less than 50% of Base Salary or (b) 2%, 2% and 1%, respectively of Net Earnings (defined as net income before taxes and extraordinary and other nonrecurring items) (the "Bonus"), subject to certain conditions, as well as other benefits such as vacation, sick leave, provision of automobiles and insurance contributions. The determination of the amount of Bonus to be paid pursuant to the Employment Agreements is based on attainment of the Company's budgeted results, including Net earnings. Additionally the Compensation Committee will set qualitative goals annually as a basis for paying the bonus to each of Messrs. Ehrlich, Harats and Korall. The Employment Agreements also contain confidentiality and non-competition covenants. Pursuant to the Employment Agreements, each of Messrs. Ehrlich, Harats and Korall was granted demand and "piggyback" registration rights covering shares of the Company's Common Stock held by them. The Employment Agreements may be terminated by the Company in the event of death, disability or for "Cause" (defined as conviction of certain crimes, willful failure to carry out directives of the Company's Board of Directors or gross negligence or willful misconduct). Messrs. Ehrlich, Harats and Korall each have the right to terminate their employment for "Good Reason," which is defined to include adverse changes in employment status or compensation, insolvency of the Company, material breaches and certain other events. Upon termination of employment, the Employment Agreements provide for payment of all accrued and unpaid compensation, any Bonus due for the year in which employment is terminated and a termination payment equal to thirty-six times monthly Base Salary at the highest rate in effect within the 90 day period prior to the termination of employment and certain benefits will continue and all outstanding options will be fully vested. In addition, Messrs. Harats and Ehrlich are entitled to an amount equal to the greater of (x) the average of all bonuses paid to the executive during the three most recent full calendar years immediately preceding the Termination Date or (y) all bonuses paid to the executive during the most recent full calendar year immediately preceding the Termination Date. Furthermore, Mr. Harats has the right to terminate his employment even without a "Good Reason", prior to the end of the agreement, and will still be entitled to all the termination benefits indicated above.

         Other employees have entered into individual employment agreements with the Company. These agreements govern the basic terms of the individual's employment, such as salary, vacation, overtime pay, severance arrangements and pension plans. Subject to Israeli law, which restricts a company's right to relocate an employee to a work site further than sixty kilometers from his or her regular work site, the Company has retained the right to transfer certain employees to other locations and/or positions provided that such transfers do not result in a decrease in salary or benefits. In addition, all of these agreements contain provisions governing the confidentiality of information and ownership of intellectual property learned or created during the course of the employee's tenure with the Company. Under the terms of these provisions, employees must keep confidential all information regarding the Company's operations (other than information which is already publicly available) received or learned by the employee during the course of employment. This provision remains in force for five years after the employee has left the service of the Company. Further, intellectual property created during the course of the employment relationship belongs to the Company.

         A number of the individual employment agreements, but not all, contain non-competition provisions which restrict the employee's rights to compete against the Company, or work for an enterprise which competes against the Company, for a period of two years after the employee has left the service of the Company.

         Under the laws of Israel, an employee of the Company who has been dismissed from service, died in service, retired from service upon attaining retirement age, or left due to poor health, maternity or certain other reasons, is entitled to severance pay at the rate of one month's salary for each year of service. The Company funds this obligation currently by making monthly payments to approved private provident funds and by its accrual for severance pay in the consolidated financial statements. See Note 3 of the Notes to the Consolidated Financial Statements.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee of the Board of Directors for the 1996 fiscal year consisted of Dr. Jay Eastman and Jack Rosenfeld, and for parts of the year Harvey Krueger and Lawrence Miller. None of the members have served as officers of the Company.

         Robert S. Ehrlich, Chairman and Chief Financial Officer of the Company serves as Vice Chairman and a director of PSC, Inc., a New York Corporation, for which Dr. Eastman serves as Senior Vice President of Strategic Planning and Director and Mr. Rosenfeld serves as director.

         In January 1993, each of Messrs. Ehrlich, Harats and Korall exercised options to purchase 423,116, 719,304 and 343,785 shares of the Company's Common Stock, respectively, at an exercise price of $0.35 per share. In payment for the option exercise, each of Messrs. Ehrlich, Harats and Korall issued non-recourse promissory notes (the "Promissory Notes") secured by the shares of Common Stock purchased, bearing interest at one point over the applicable United States federal funds rate. In December 1994, the Promissory Notes were amended to change the interest rate to the higher of a United States dollar rate of 7% or the percentage increase in the Israeli CPI between the date of the Promissory Notes and the date interest is calculated, based on the original principal amount of the loan expressed in NIS. Interest is payable at maturity. As of December 31, 1996, the aggregate amount outstanding pursuant to the Promissory Notes for each of Messrs. Ehrlich, Harats and Korall was $192,943, $331,186 and $151,219, respectively (including an aggregate of $162,144 in accrued interest receivable), which are also the largest aggregate amounts outstanding since the issuance of the Promissory Notes. The Promissory Notes mature on January 3, 1998.

         In August 1996, each of Messrs. Ehrlich, Harats exercised options to purchase 80,000, and 170,000 shares of the Company's Common Stock, respectively, at an exercise price of $5.75 per share. In payment for the option exercise, each of Messrs. Ehrlich, and Harats issued new non-recourse promissory notes (the "New Promissory Notes") secured by the shares of Common Stock purchased, bearing interest at the rate of 6.2% per annum. The income taxes due on the option exercise were also added to the loan balance. Interest accrues at the higher of the abovementioned rate or the percentage increase in the Israeli CPI between the date of the New Promissory Notes and the date interest is calculated, based on the original principal amount of the loan expressed in NIS. Israel Value Added Tax ("VAT") is being added to the interest. Both Interest and the related VAT are payable at maturity. As of December 31, 1996, the aggregate amount outstanding pursuant to the New Promissory Notes for each of Messrs. Ehrlich and Harats was $499,538 and $1,061,627, respectively (including an aggregate of $48,978 in accrued interest and VAT receivable), which are also the largest aggregate amounts outstanding since the issuance of the Promissory Notes. The Promissory Notes mature on August 20, 2001.

         In September 1996, Mr. Edelman exercised options to purchase 5,333 shares of the Company's Common Stock, at an average exercise price of $5.83 per share. In payment for the option exercise, Mr. Edelman issued a non-recourse promissory note (the "Promissory Note") secured by the shares of Common Stock purchased, bearing interest at the rate of 6.2% per annum. The income taxes due on the option exercise were also added to the loan balance. Interest accrues at the higher of the abovementioned rate or the percentage increase in the Israeli CPI between the date of the Promissory Note and the date interest is calculated, based on the original principal amount of the loan expressed in NIS. VAT is being added to the interest and is paid currently. Interest is payable at maturity. As of December 31, 1996, the aggregate amount outstanding pursuant to the Promissory Note was $33,708 (including an aggregate of $888 in accrued interest and VAT receivable), which is also the largest aggregate amount outstanding since the issuance of the Promissory Note. The Promissory Note matures on September 10, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the security ownership of those persons owning of record or known to the Company to be beneficial owners of more than five percent of the Company's Common Stock as of March 3, 1997, each of the Company's Named Executive Officers and directors, and the shares of Common Stock held by all directors and executive officers of the Company as a group.

                                                              Shares                       Percentage of
                                                     Beneficially Owned/(1)(2)/             Total Shares
                                                                                          Outstanding/(2)/

Five Percent Holders
--------------------
Newton D. Becker                                          1,746,904/(3)/                       12.3%
2743 Aqua Verde Circle
Los Angeles, California

                                                                                                4.5%
Newton Becker Irrevocable Trust No. 1                       633,350/(4)/
 c/o Bryan Gordon
 4046 San Remo Way
 Tarzana, California

                                                                                               23.5%
Leon S. Gross                                             3,338,862/(5)/
 c/o Enterprises, Inc.
 River Park House
 3600 Conshohocken Avenue
 Philadelphia, PA  19131


 Named Executive Officers & Directors
 ------------------------------------

 Robert S. Ehrlich                                      1,112,979/(6)(9)(12)/                   7.7%
 Yehuda Harats                                           1,536,207/(7)(9)/                     10.7%
 Menachem Korall                                           530,632/(8)(9)/                      3.7%
 Dr. Jay M. Eastman                                         5,000/(10)/                          *
 Jack E. Rosenfeld                                          5,000/(10)/                          *
 Harvey M. Krueger                                          8,000/(11)/                          *
 Lawrence Miller                                              6,5 14                             *



 All Directors and Executive Officers
 of the Company as a group                          3,211,332//(5)(6)(7)(8)(10)//               21.80%
 (8 persons)

----------------------------

(1) Unless otherwise indicated in these footnotes, each of the persons or entities named in the table has sole voting and sole investment power with respect to all shares shown as beneficially owned by that person, subject to applicable community property laws.

(2) For purposes of determining beneficial ownership of the Company's Common Stock, owners of options exercisable within sixty days are considered to be the beneficial owners of the shares of Common Stock for which such securities are exercisable. The percentage ownership of the outstanding Common Stock reported herein is based on the assumption (expressly required by the applicable rules of the Securities and Exchange Commission) that only the person whose ownership is being reported has converted his options into shares of Common Stock.

(3) All shares are held in the name of the Becker Family Trust of which Mr. Becker is the trustee and sole beneficiary during his lifetime. Excludes 633,350 shares held by the Newton Becker Irrevocable Trust No. 1, as to which Mr. Becker disclaims beneficial ownership.

(4) Shares held for the benefit of members of Mr. Becker's family. David E. Becker and Bryan Gordon, Mr. Becker's son and stepson, respectively, are co-trustees.

(5)      Based upon a Form 4 dated February 6, 1997.

(6) Includes 277,478 shares of Common Stock issuable upon exercise of options exercisable, or potentially exercisable, within 60 days.

(7) Includes 150,000 shares of Common Stock issuable upon exercise of options exercisable, or potentially exercisable, within 60 days.

(8) Includes 90,000 shares of Common Stock issuable upon exercise of options exercisable, or potentially exercisable, within 60 days.

(9) Messrs. Ehrlich, Harats and Korall are parties to a Stockholders Voting Agreement pursuant to which each of the parties agrees to vote the shares of the Company's Common Stock held by that person in favor of the election of Messrs. Ehrlich and Harats (or their designees) as directors of the Company.

(10) Includes 5,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(11) Includes 5,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(12) Messrs. Gross, Ehrlich and Harats are parties to a Voting Rights Agreement pursuant to which each of the parties agrees to vote the shares of the Company's Common Stock held by that person in favor of the election of Messrs. Ehrlich, Harats and Miller for five years following October 1996.


*        Less than one percent

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In January 1993, each of Messrs. Ehrlich, Harats and Korall exercised options to purchase 423,116, 719,304 and 343,785 shares of the Company's Common Stock, respectively, at an exercise price of $0.35 per share. In payment for the option exercise, each of Messrs. Ehrlich, Harats and Korall issued non-recourse promissory notes (the "Promissory Notes") secured by the shares of Common Stock purchased, bearing interest at one point over the applicable United States federal funds rate. In December 1994, the Promissory Notes were amended to change the interest rate to the higher of a United States dollar rate of 7% or the percentage increase in the Israeli CPI between the date of the Promissory Notes and the date interest is calculated, based on the original principal amount of the loan expressed in NIS. Interest is payable at maturity. As of December 31, 1996, the aggregate amount outstanding pursuant to the Promissory Notes for each of Messrs. Ehrlich, Harats and Korall was $192,943, $331,186 and $151,219, respectively (including an aggregate of $162,144 in accrued interest receivable), which are also the largest aggregate amounts outstanding since the issuance of the Promissory Notes. The Promissory Notes mature on January 3, 1998.

         In August 1996, each of Messrs. Ehrlich and Harats exercised options to purchase 80,000, and 170,000 shares of the Company's Common Stock, respectively, at an exercise price of $5.75 per share. In payment for the option exercise, each of Messrs. Ehrlich and Harats issued new non-recourse promissory notes (the "New Promissory Notes") secured by the shares of Common Stock purchased, bearing interest at the rate of 6.2% per annum. The income taxes due on the option exercise were also added to the loan balance. Interest accrues at the higher of the abovementioned rate or the percentage increase in the Israeli CPI between the date of the New Promissory Notes and the date interest is calculated, based on the original principal amount of the loan expressed in NIS. Israel Value Added Tax ("VAT") is being added to the interest. Both Interest and the related VAT are payable at maturity. As of December 31, 1996, the aggregate amount outstanding pursuant to the New Promissory Notes for each of Messrs. Ehrlich and Harats was $499,538 and $1,061,627, respectively (including an aggregate of $48,978 in accrued interest and VAT receivable), which are also the largest aggregate amounts outstanding since the issuance of the Promissory Notes. The Promissory Notes mature on August 20, 2001.

         In September 1996, Mr. Edelman exercised options to purchase 5,333 shares of the Company's Common Stock, at an average exercise price of $5.83 per share. In payment for the option exercise, Mr. Edelman issued a non-recourse promissory note (the "Promissory Note") secured by the shares of Common Stock purchased, bearing interest at the rate of 6.2% per annum. The income taxes due on the option exercise were also added to the loan balance. Interest accrues at the higher of the abovementioned rate or the percentage increase in the Israeli CPI between the date of the Promissory Note and the date interest is calculated, based on the original principal amount of the loan expressed in NIS. VAT is being added to the interest and is paid currently. Interest is payable at maturity. As of December 31, 1996, the aggregate amount outstanding pursuant to the Promissory Note was $33,708 (including an aggregate of $888 in accrued interest and VAT receivable), which is also the largest aggregate amount outstanding since the issuance of the Promissory Note. The Promissory Note matures on September 10, 2001.

         Pursuant to a Stock Purchase Agreement dated September 30, 1996 between the Company and Mr. Leon Gross, one of the Company's existing shareholders (the "Purchase Agreement"), on October 2, 1996, the Company issued 1,538,462 shares of the Company's common stock, $.01 par value per share to Mr. Gross at a price of $6.50 per share, for a total purchase price of $10.0 million.

         Pursuant to the terms of the Purchase Agreement, Mr. Gross agreed that for a period of five (5) years from the Closing Date, neither Mr. Gross nor his Affiliates, as defined in the Securities Act, directly or indirectly or in conjunction with or through any Associate (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), will (i) solicit proxies with respect to any capital stock or other voting securities of the Company under any circumstances, or become a "participant" in any "election contest" relating to the election of directors of the Company (as such terms are used in Rule 14a-11 of Regulation 14A of the Exchange Act) or (ii) make an offer for the acquisition of substantially all of the assets or capital stock of the Company or induce or assist any other person to make such an offer or (iii) form or join any "group" within the meaning of Section 13(d)(3) of the Exchange Act with respect to any capital stock or other voting securities of the Company for the purpose of accomplishing the actions referred to in clauses (i) and (ii) above other than pursuant to the Voting Rights Agreement described below.

         In connection with the Purchase Agreement, the Company and Mr. Gross also entered into a Registration Rights Agreement dated September 30, 1996, setting forth the Purchaser's registration rights with respect to the shares of Common Stock issued in connection with the offering. These rights include the right to make two (2) demands for a shelf registration statement on Form S-3 ("Shelf Registration Statement") for the sale of the Common Stock which may, subject to certain customary limitations and requirements, be underwritten. In addition, the Purchaser was granted the right to "piggyback" on registrations of the Company's securities in an unlimited number of registrations. Also under the Registration Rights Agreement, the Purchaser is subject to customary underwriting lock-up requirements with respect to public offerings of the Company's securities.

         Pursuant to a Voting Rights Agreement dated September 30, 1996 (the "Voting Rights Agreement"), between the Company, Mr. Gross and certain management shareholders, Robert S. Ehrlich (the Company's Chairman of the Board and Chief Financial Officer) and Yehuda Harats (the Company's President and Chief Executive Officer (the "Management Stockholders")), Lawrence M. Miller, Mr. Gross's advisor, will be entitled to be nominated to serve on the Company's Board of Directors, so long as Mr. Gross, his heirs or assigns retains at least 1,375,000 shares of Common Stock. As a result, the Company's Board of Directors was increased to a total of six members. In addition, under the Voting Rights Agreement, Mr. Gross and Messrs. Ehrlich and Harats agreed to vote and take all necessary action so that Messrs. Ehrlich, Harats, and Miller shall serve as members of the Board of Directors for a period of five (5) years covering the next five (5) Meetings of Stockholders. In addition, so long as Mr. Miller serves as a director, Mr. Gross, who shall succeed Mr. Miller should he cease to serve on the Board, shall be entitled to attend and receive notice of Board meetings. Mr. Gross further agreed to vote, at the Company's next Annual Meeting of Stockholders, and take any further necessary action, in favor of an increase in shares authorized to be issued upon exercise of options under the Company's 1993 Stock Option and Restricted Stock Purchase Plan.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.    Financial Statements - See Index to Financial Statements
               attached hereto, page 32.

         2. Financial Statements Schedules - See Index to Financial Statements attached hereto, page 32.

         3.    Exhibits - The following is a list of exhibits:



Exhibit
Number                              Description
------                              -----------
2              Merger Agreement dated as of March 2, 1994 between the Company and Advanced Materials Technology, Inc.(1)

3.1            Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2            Amended and Restated By-Laws of the Company.(4)

4              Specimen Certificate for shares of Common Stock, $.01 par value of the Registrant.(1)

10.1           Option Agreement dated October 29, 1992 between Electric Fuel B.V.  ("EFBV") and Electric Storage Advanced
               Technologies, Sr ("ESAT").(1)

10.2           Sublicense Agreement dated May 20, 1993 between EFBV and ESAT.(1)

10.3           Letter Agreement dated May 20, 1993 between EFBV and ESAT.(1)

10.4           Notice of Edison's assumption of ESAT's obligations under the Sublicense Agreement with EFBV.(1)

10.5           Agreement dated December 16, 1992 between EFL and Technischer Uberwachungsverein Bayern Sachsen e.V. ("TUV").(1)

10.6           Agreement dated July 29, 1992 between EFL and TUV.(1)

10.7           Letter of Intent between the Company and Deutsche Post AG dated November 18, 1993.(1)

10.8           1993 Stock Option and Restricted Stock Purchase Plan.(1)+

10.9.1         Form of Management Employment Agreements. (1)+

10.9.2         General Employee Agreements.(1)*+

10.10          Office of Chief Scientist documents.(1)*

10.10.1        Letter from the Office of Chief Scientist to the Company dated January 4, 1995.(4)

10.11          Lease Agreement dated December 2, 1992 between the Company and Har Hotzvim Properties Ltd.(1)*

10.12          Letter of Approval by the Investment Center of the Ministry of Trade.(1)*



10.13          Execution Copy of Purchase  Agreement dated as of June 9, 1993 among the Company,  EFL, Advanced Materials
               Technology,  Inc. and the Trustee of the Chapter 7 Bankruptcy Estate of Luz International Ltd.(1)

10.14          Agreement between EFL and Dr. Walter Trux dated as of March 1, 1993.(1)

10.15          Cooperation Agreement between EFL and Hoechst GmbH dated as of August 22, 1994.(2)

10.16          Agreement between Deutsche Post AG and EFL dated as of September 19, 1994.(2)

10.17          Agreement between Deutsche Post AG and EFL dated as of October 21, 1994.(2)

10.18          Framework Agreement between Vattenfall AB and EFL dated March 27, 1995.(3)

10.19          Summary of the terms of the Lease  Agreements  dated as of  November  11,  1994,  November  11, 1994 and
               April 3, 1995  between  EFL and  Industries Building Company, Ltd.(4)*

10.20          Amended and Restated 1995 Non-Employee Director Stock Option Plan.(5)+

10.21          Framework Contract between the Company and Stadtwerke Bremen AG ("Stadtwerke") dated July, 1995.(4)

10.22          Assignment Agreement dated December 31, 1995 between EFL, Hoechst GmbH and Uhde GmbH ("Uhde").(4)

10.23          Lease between EFL and Stadtwerke dated __________, 1995.(5)*

10.24          Framework Agreement for Cooperation in Marketing and Establishment of Regeneration Plants between EFL and Uhde dated February 11, 1996.(5)

10.25          Letters of Approval of Lines of Credit from First International Bank of Israel Ltd. dated March 14, 1996 and
               March 18, 1996.(5)

10.26          Stock Purchase Agreement between the Company and Leon S. Gross ("Gross") dated September 30, 1996.(6)

10.27          Registration Rights Agreement between the Company and Gross dated September 30, 1996.(6)

10.28          Voting Rights Agreement between the Company, Gross, Robert Ehrlich and Yehuda Harats dated September 30, 1996. (6)

10.29          Agreement between the Company and Walter Trux dated December 18, 1996.

10.30          Cooperation Agreement between The Israel Electric Corporation and EFL dated as of October 31, 1996.(7)

10.31          Amended and Restated Employment Agreement, dated as of October 1, 1996 between the Company, EFL and Yehuda Harats+

10.32          Amended and Restated Employment Agreement dated as of October 1, 1996 between the Company, EFL and Robert S. Ehrlich+


10.33          Lease Agreement between Mori Investments Ltd. and EFL dated March 18, 1996.



10.34          Agreement dated February 20, 1997 between STN ATLAS Elektronik GmbH and EFL.(7)

21             Subsidiaries.(4)

23.1           Consent of Kesselman & Kesselman (a member of Coopers & Lybrand International), independent certified public accountants in Israel.

27             Financial Data Schedule.

99.1           Important factors regarding forward-looking statements.

----------------

*   English translation or summary from original.
+   Includes management contracts and compensation plans and arrangements.
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-73256), which became effective on February 23,1994.
(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as amended.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(4) Incorporated by reference to the Company's Registration Statement on Form S-1(Registration No. 33-97944), which became effective on February 5, 1996.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(6) Incorporated by reference to the Company's Report on Form 8-K dated October 4, 1996.
(7) To be filed by amendment.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, the State of New York, on this 31st day of March, 1997.

                           ELECTRIC FUEL CORPORATION


                           By /s/ Robert S. Ehrlich
                             ----------------------
                   Robert S. Ehrlich, Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the date indicated.



             Signature                                   Title                                  Date
             ---------                                   -----                                  ----
                                                  Chairman of the Board,
        /s/ Robert S. Ehrlich                          Director and                        March 31, 1997
        ---------------------                   Chief Financial Officer
          Robert S. Ehrlich                  (Principal Financial Officer)

                                                        President,
          /s/ Yehuda Harats                    Chief Executive Officer and                 March 31, 1997
          -----------------                             Director
            Yehuda Harats                     (Principal Executive Officer)


          /s/ Jay M. Eastman
          ------------------                             Director                          March 31, 1997
            Jay M. Eastman


        /s/ Jack E. Rosenfeld                            Director                          March 31, 1997
        ---------------------
          Jack E. Rosenfeld


        /s/ Harvey M. Krueger                            Director                          March 31, 1997
        ---------------------
           Harvey M. Krueger


        /s/ Lawrence M. Miller                           Director                          March 31, 1997
        ----------------------
          Lawrence M. Miller


         /s/ Stewart Edelman                            Treasurer
        ---------------------
           Stewart Edelman                    (Principal Accounting Officer)                March 31, 1997





                                 EXHIBIT INDEX

Exhibit No.                         Description                             Page
-----------                         -----------                             ----
10.29             Agreement between the Company and Walter Trux dated
                  December 18, 1996

10.31 Amended and Restated Employment Agreement, dated as of October 1, 1996 between the Company, EFL and Yehuda Harats

10.32 Amended and Restated Employment Agreement dated as of October 1, 1996 between the Company, EFL and Robert S. Ehrlich

10.33             Lease Agreement between Mori Investments Ltd. and EFL dated March 18, 1996.

23.1              Consent of Kesselman & Kesselman (a member of
                  Coopers & Lybrand International), independent certified public accounts in Israel

99.1              Important factors regarding forward-looking statements.
