Form 10-K/A
period 1996-12-31
ELECTRIC FUEL CORP
filed 1997-04-14
CIK 916529

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

               For the fiscal year ended:  DECEMBER 31, 1996, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

Commission file number:   0-23336

                           ELECTRIC FUEL CORPORATION
                     -------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                        95-4302784
----------------------------------------           -----------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)

              SUITE 2900
           885 THIRD AVENUE
              NEW YORK, NY                                  10022-4834
----------------------------------------           -----------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (212) 230-2172

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK, $.01
                                                             PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X                        No
                       -------                       -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___]

     The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 27, 1997 was approximately $30,703,899 (based on the last sale price of such stock as reported by the Nasdaq National Market).

     As of March 17, 1997, 14,193,661 shares of registrant's Common Stock, $.01 par value per share (the "Common Stock"), were issued and outstanding.

                        EXHIBIT INDEX APPEARS ON PAGE 6

                                 PAGE 1 OF ___

                           ELECTRIC FUEL CORPORATION
                           -------------------------


     Item 14 of the Annual Report on Form 10-K is hereby amended and restated as follows:

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

10.26      Stock Purchase Agreement between the Company and Leon S. Gross
           ("Gross") dated September 30, 1996.(6)

10.27      Registration Rights Agreement between the Company and Gross dated
           September 30, 1996.(6)

10.28 Voting Rights Agreement between the Company, Gross, Robert Ehrlich and Yehuda Harats dated September 30, 1996. (6)


10.29      Agreement between the Company and Walter Trux dated December 18,
           1996.

10.30      Cooperation Agreement between The Israel Electric Corporation Ltd.
           and Electric Fuel Limited, dated as of October 3, 1996 (with
           Confidential Treatment requested pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

10.31      Amended and Restated Employment Agreement, dated as of October 1,
           1996 between the Company, EFL and Yehuda Harats+

10.32 Amended and Restated Employment Agreement dated as of October 1, 1996 between the Company, EFL and Robert S. Ehrlich+

10.33      Lease Agreement between Mori Investments Ltd. and EFL dated March 18,
           1996.

10.34      Agreement between Electric Fuel Limited and STN Atlas Elektronik
           GmbH, dated as of February 20, 1997 (with Confidential Treatment requested pursuant to Rule 24-b-2 under the Securities Exchange Act of 1934, as amended.)

21         Subsidiaries.(4)

23.1       Consent of Kesselman & Kesselman (a member of Coopers & Lybrand
           International), independent certified public accountants in Israel.

27         Financial Data Schedule.

99.1       Important factors regarding forward-looking statements.

________________

*   English translation or summary from original.
+   Includes management contracts and compensation plans and arrangements.
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-73256), which became effective on February 23, 1994.
(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as amended.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(4) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-97944), which became effective on February 5, 1996.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(6) Incorporated by reference to the Company's Report on Form 8-K dated October 4, 1996.

                                   SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, the State of New York, on this 14th day of April, 1997.

                              ELECTRIC FUEL CORPORATION



                              By: /s/Robert S. Ehrlich
                                 -------------------------------------------
                                 Name:  Robert S. Ehrlich
                                 Title:  Chairman and Chief Financial Officer

Date:  April 14, 1997

                                 Exhibit Index

Exhibit                                                                                Page
-------                                                                                ----
10.30   Cooperation Agreement between The Israel Electric Corporation Ltd. and
        Electric Fuel Limited, dated as of October 3, 1996 (with Confidential
        Treatment requested pursuant to Rule 24b-2 under the Securities Exchange
        Act of 1934, as amended.)..................................................

10.34   Agreement between Electric Fuel Limited and STN Atlas Elektronik GmbH, dated as of February 20, 1997 (with Confidential Treatment requested pursuant to Rule 24-b-2 under the Securities Exchange Act of 1934, as amended.)..................................................................