Form 10-Q
period 1997-03-31
ELECTRIC FUEL CORP
filed 1997-05-15
CIK 916529

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 1997

                        Commission file number  0-23336



                           ELECTRIC FUEL CORPORATION
         ------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

            Delaware                                       95-4302784
---------------------------------                       --------------------
 (State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)



            885 Third Avenue, New York, New York 10022 - Suite 2900
          ----------------------------------------------------------
                   (Address of Principal Executive Offices)
                                  (Zip Code)



                                (212) 230-2172
          ----------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days


                Yes X                   No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


      The number of shares outstanding of the issuer's common stock as of
                          May 14, 1997 was 14,193,661

                           ELECTRIC FUEL CORPORATION



                                     INDEX


                                                                  Page
                                                                  ----
PART I - FINANCIAL INFORMATION:


        Item 1 - INTERIM FINANCIAL STATEMENTS (UNAUDITED):
        -------------------------------------------------
          Consolidated Balance Sheets at March 31, 1997
                and December 31, 1996                                3-4
          Consolidated Statements of Operations for the
                Three Months Ended March 31, 1997 and 1996             5
          Consolidated Statements of Changes in Stockholders'
                Equity for the Three Months Ended March 31, 1997       6
           Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 1997 and 1996           7-8

        Notes to the Consolidated Financial Statements                 9

        Item 2 - Management's Discussion and Analysis of
        ------------------------------------------------
                 Financial  Condition and Results of Operations     10-15
                 ----------------------------------------------

PART II - OTHER INFORMATION

        Item 6 - Reports on Form 8-K                                   16
        ----------------------------

ELECTRIC FUEL CORPORATION
CONSOLIDATED BALANCE SHEETS



------------------------------------------------------------------------------------------
                                                     DECEMBER 31,             MARCH 31,
                                                         1996                   1997
                                                     ------------             ---------
                             ASSETS                    (Audited)              (Unaudited)

CURRENT ASSETS:

  Cash and cash equivalents                           $12,662,776              $14,266,834

  Marketable debt securities                           11,296,382                7,890,320

  Accounts receivable:

    Trade                                                 399,442                  801,088

    Other                                               1,915,628                1,376,938

  Inventories                                             915,032                  740,416
                                                      -----------              -----------
     TOTAL CURRENT ASSETS                              27,159,260               25,075,596
                                                      -----------              -----------

INVESTMENTS:

 Investee company                                          35,849                   35,849
                                                      -----------              -----------
FIXED ASSETS:

  Cost                                                  8,754,771                8,861,289

  Less - accumulated depreciation and amortization      1,451,095                1,681,720
                                                      -----------              -----------
                                                        7,303,676                7,179,569
                                                      -----------              -----------
OTHER ASSETS AND DEFERRED CHARGES net of
accumulated amortization                                   23,333                   20,826
                                                      -----------              -----------

                                                      -----------              -----------
                                                      $34,522,118              $32,311,840
                                                      ===========              ===========
------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                                              BALANCE SHEETS
--------------------------------------------------------------------------------------------------------
                                                                      DECEMBER 31,           MARCH 31,
                                                                         1996                 1997
                                                                    ----------------     ---------------
                                                                       (Audited)           (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accruals:
   Trade                                                                $ 1,079,284          $   836,456
   Other                                                                  3,505,594            3,589,341

Advances from Customers                                                     926,599            1,101,658
                                                                        -----------          -----------

  TOTAL CURRENT LIABILITIES                                               5,511,477            5,527,455

LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT
  net of amount funded                                                    1,141,030            1,363,950
                                                                        -----------          -----------

  TOTAL LIABILITIES                                                       6,652,507            6,891,405
                                                                        -----------          -----------

STOCKHOLDERS' EQUITY:
Common stock - $0.01 par value; authorized - 28,000,000 shares;
issued -14,257,508 shares as of December 31, 1996 and 14,265,961 as of March 31, 1997; outstanding -14,185,208 shares as of December 31,
1996 and 14,193,661 as of March 31, 1997                                    142,575              142,660

Preferred stock - $0.01 par value; authorized - 1,000,000 shares, no shares outstanding
Additional paid-in capital                                               57,341,451           57,383,979
Accumulated deficit                                                     (26,890,958)         (29,343,908)
Unrealized gain on available-for-sale securities                              3,157
Treasury stock, at cost (common stock - 72,300 shares as
of December 31, 1996 and 1997)                                             (456,394)            (456,394)

Notes receivable from stockholders                                       (2,270,220)          (2,305,902)
                                                                        -----------          -----------

     TOTAL STOCKHOLDERS' EQUITY                                          27,869,611           25,420,435
                                                                        -----------          -----------

                                                                        -----------          -----------
                                                                        $34,522,118          $32,311,840
                                                                        ===========          ===========

   The accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

-------------------------------------------------------------------------------------------------
                                                                 THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------------
                                                                   1996                 1997
                                                              --------------       --------------
REVENUES                                                      $    1,265,855       $    1,023,972

RESEARCH AND DEVELOPMENT EXPENSES
 AND COST OF REVENUES

  Expenses incurred                                               3,749,647             2,746,918
  Less - royalty-bearing grants
                                                              --------------       --------------
                                                                   3,749,647            2,746,918

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                         627,922              927,008
                                                              --------------       --------------
                                                                   4,377,569            3,673,926
                                                              --------------       --------------

OPERATING LOSS                                                    (3,111,714)          (2,649,954)

FINANCIAL INCOME  - NET                                              130,033              197,004
                                                              --------------       --------------

LOSS BEFORE TAXES ON INCOME                                       (2,981,681)          (2,452,950)

TAXES ON INCOME                                                       14,740
                                                              --------------       --------------
LOSS FOR THE PERIOD                                               (2,996,421)          (2,452,950)
                                                              ==============       ==============


LOSS PER SHARE                                                $        (0.28)      $        (0.18)
                                                              ==============       ==============
SHARES OUTSTANDING                                                10,757,815           13,707,505
                                                              ==============       ==============
-------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
(UNAUDITED)


------------------------------------------------------------------------------------------------------------------------------
                                                                                                       UNREALIZED GAIN
                                          COMMON STOCK          ADDITIONAL PAID-IN  ACCUMULATED      ON AVAILABLE-FOR-SALE
                                     SHARES         AMOUNT            CAPITAL          DEFICIT           SECURITIES
                                  -------------  -------------  ------------------  --------------   ---------------------
BALANCE AT JANUARY 1, 1997          14,257,508      $142,575       $57,341,451        $(26,890,958)          $3,157

CHANGES DURING THE THREE MONTH
 PERIOD ENDED MARCH 31, 1997:

Shares issued in connection
with the exercise of option              8,453            85             6,846

Accrued Interest on notes
receivable from stockholders                                            35,682

Realization of gain on
available-for-sale securities                                                                                (3,157)

Loss                                                                                    (2,452,950)
                                    ----------      --------       -----------        ------------          -------
BALANCE AT MARCH 31, 1997           14,265,961      $142,660       $57,383,979        $(29,343,908)              $0
                                    ==========      ========       ===========        ============           ======


----------------------------------------------------------------------------------------
                                     TREASURY     NOTES RECEIVABLE FROM
                                       STOCK          SHAREHOLDERS           TOTAL
                                     --------     ----------------------  ------------
BALANCE AT JANUARY 1, 1997          $(456,394)       $(2,270,220)           $27,869,611

CHANGES DURING THE THREE MONTH
 PERIOD ENDED MARCH 31, 1997:

Shares issued in connection
with the exercise of option                                                       6,931

Accrued Interest on notes
receivable from stockholders                             (35,682)                     0

Realization of gain on
available-for-sale securities                                                    (3,157)

Loss                                                                         (2,452,950)
                                    ---------        -----------            -----------
BALANCE AT MARCH 31, 1997           $(456,394)       $(2,305,902)           $25,420,435
                                    =========        ===========            ===========

    The accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


--------------------------------------------------------------------------------
                                                                        THREE MONTHS ENDED
                                                                             MARCH  31,
                                                                     --------------------------
                                                                       1996              1997
                                                                     ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:


LOSS FOR THE PERIOD                                               $(2,996,421)          $(2,452,950)

ADJUSTMENTS REQUIRED TO RECONCILE LOSS TO NET CASH USED
  IN OPERATING ACTIVITIES:

  DEPRECIATION AND AMORTIZATION                                       209,820               233,132
  LOSS (GAIN) FROM MARKETABLE DEBT SECURITIES                          15,840               (42,095)
  CAPITAL LOSS FROM DISPOSAL OF FIXED ASSETS                              777
  LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT - NET                  93,427               222,920
  INTEREST ACCRUED ON NOTES AND LOAN TO STOCKHOLDERS                  (20,000)

CHANGES IN OPERATING ASSET AND LIABILITY ITEMS:

  DECREASE IN ACCOUNTS RECEIVABLE                                     501,855               107,044
  DECREASE IN INVENTORIES                                             167,231               174,616
  DECREASE IN ACCOUNTS PAYABLE AND ACCRUALS                        (1,084,660)             (159,081)
  INCREASE (DECREASE) IN ADVANCES FROM CUSTOMERS                     (895,466)              175,059
                                                                 ------------          ------------
     NET CASH USED IN OPERATING ACTIVITIES                       $ (4,007,597)         $ (1,741,355)
                                                                 ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  PURCHASE OF FIXED ASSETS                                           (897,733)             (106,518)
  PROCEEDS FROM DISPOSAL OF FIXED ASSETS                                1,371
  PROCEEDS FROM SALE AND REDEMPTION OF MARKETABLE
  DEBT SECURITIES                                                   1,037,000             3,445,000
                                                                 ------------          ------------
    NET CASH PROVIDED BY INVESTING ACTIVITIES                    $    140,638          $  3,338,482
                                                                 ------------          ------------

                                                                 ------------          ------------
FORWARD                                                          $ (3,866,959)         $  1,597,127
                                                                 ------------          ------------

   The Accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                        -------------------------
                                                                           1996           1997
                                                                       -----------     ------------
FORWARD                                                                $(3,866,959)    $  1,597,127
                                                                       -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  ISSUE OF SHARE CAPITAL (INCLUDING ADDITIONAL PAID IN CAPITAL),
     NET OF OFFERING EXPENSES                                           21,604,620
  PROCEEDS FROM EXERCISE OF OPTIONS                                                           6,931
                                                                       -----------     ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                             21,604,620            6,931
                                                                       -----------     ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                   17,737,661        1,604,058
BALANCE OF CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                      5,364,867       12,662,776
                                                                       -----------     ------------
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                                                 $23,102,528     $ 14,266,834
                                                                       ===========     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - CASH PAID DURING THE PERIOD FOR:
  INTEREST                                                              $      618     $         66
                                                                       ===========     ============

  ADVANCES TO INCOME TAX AUTHORITIES                                    $   73,295     $      4,165
                                                                       ===========     ============




   The Accompanying notes are an integral part of the Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1. The interim financial statements of Electric Fuel Corporation (the "Company") reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company's management, necessary for a fair statement of results for the periods presented. Operating revenue and expenses for any interim period are not necessarily indicative of results for a full year.

    For the purpose of these interim financial statements, certain information and disclosures normally included in the financial statements have been condensed or omitted. These unaudited statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996.

                           ELECTRIC FUEL CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report. Amounts reported here have been rounded to the nearest thousand, unless such amounts are more than 1.0 million, in which even such amounts have been rounded to the nearest hundred thousand.

Forward-Looking Statements

When used in this discussion, the words "believes," "anticipated" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" attached as Exhibit 99.1 to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K and incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RECENT DEVELOPMENTS
DEUTSCHE POST AG ("DEUTSCHE POST")

In May 1995, a Field Test managed by the German postal service commenced in which the Electric Fuel System would be tested by Deutsche Post and by certain other fleet operators in vehicles powered by the Electric Fuel battery in regular mail delivery operations in Bremen, Germany and Sweden (the "Field Test").

In November 1996, Field Test drives were temporarily suspended following a fire in a Mercedes-Benz MB410 in Sweden. The vehicle suffered only moderate damage to its undersection. To investigate the incident, the Deutsche Post Commissioned the TUV, the German testing and standards institute. The TUV report stated that the cause of the fire was due to an external short circuit outside the battery blocks. The battery blocks themselves did not catch fire or explode. Subsequently the TUV required design changes, primarily in the materials used in the battery casings, and the electric connector to the battery casings. These changes have now been incorporated into the Electric Fuel battery by the Company, and existing batteries are being upgraded. In the first quarter of 1997, an upgraded battery was approved for use by TUV in limited drives in Germany. The completion of the certification process, is expected to occur during the second quarter of 1997.

To date, the costs of the Field Test incurred by the Company have exceeded the related program budgeted amounts by more than 20%, and the Company, pursuant to the terms of the Field Test Partners Agreement, entered into discussions to obtain additional funding from the Deutsche Post. In the fourth quarter of 1996, the Deutsche Post requested that the Company refund the sum of approximately DM 1.8 million (approximately $1.1 million) representing milestone payments on account of Opel batteries, which are the subject of a dispute between the Deutsche Post and the Company. The advances were made in accordance with mutually agreed contractual milestones, previously acknowledged by the Deutsche Post as having been achieved, and therefore the Company does not believe that it is required to refund any of the payments. However, until the resolution of this issue, the Company has eliminated the payments from its budgeted Field Test revenues, in addition to other anticipated revenues related to the supply of the Opel batteries.

In May 1997, a Letter of Intent was approved by the Boards of each of the Company and Deutsche Post in which the Company and Deutsche Post agreed to enter into negotiations on the establishment of a joint venture entity that would provide the necessary financial and technological resources in order to continue to develop and successfully commercialize the Electric Fuel System in certain European regions. Pursuant to the Letter of Intent, the parties have agreed to negotiate a definitive agreement by September 30, 1997. The Letter of Intent does not resolve the funding problems associated with the Field Test, which would only be resolved during the course of, or subsequent to, the negotiations on the joint venture. In addition, the Company expects to resolve the dispute with respect to the Opel refund as part of these negotiations. It is anticipated that following a definitive agreement, the Field Test program would be modified and that the joint venture entity would succeed to certain rights and obligations of the Company with respect to the Field Test. Accordingly, the Company anticipates that only a limited number of vehicles will continue to be tested through the third quarter of 1997. There can be no assurance that a definitive agreement will be reached. In the event a definitive agreement is not reached by September 30, 1997, the Letter of Intent will automatically terminate (unless extended by the parties). Both the Deutsche Post and the Company have indicated that they may decide not to continue the Field Test after this date if no definitive agreement is reached.

VATTENFALL AB ("VATTENFALL")

In April 1997 the Company completed a preliminary agreement with Vattenfall, the largest Swedish utility company, under which Vattenfall exercised its right for a license to establish and operate the Electric Fuel infrastructure for the territory of Sweden, Denmark, Norway, Finland and St. Petersburg, Russia (the "Territory").

Subject to certain terms and conditions, the agreement runs for 25 years and allows Vattenfall, for certain payments and other considerations to Electric Fuel, the exclusive right to commercialize the Electric Fuel System for electric vehicles in the Territory. Vattenfall has the exclusive right to own and operate regeneration plants, to run and operate refueling and battery exchange stations, and to distribute Electric Fuel batteries in the Territory. In addition, Vattenfall has agreed to build and operate a 250 kg/h Electric Fuel regeneration plant in Stockholm as part of a two year demonstration program.

The agreement is subject to negotiation and execution of a definitive license agreement which is expected to be signed by the end of the second quarter.

RESULTS OF OPERATIONS:
THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

REVENUES:

Revenues for the first quarter of 1997 totaled $1,024,000 compared with $1,266,000 in the comparable period in 1996, a decrease of $242,000. Revenues for the first quarter of 1997, were principally derived from activities relating to the Deutsche Post Field Test program. The balance of the revenues in connection with the Field Test is expected to be recognized during 1997. Revenues from the Field Test are expected, however, to decrease in 1997 as the Field Test revenues were primarily recognized in earlier years. Additionally, the Company continued to recognize revenues from Phase 2 of its agreement with STN Atlas Electronic GmbH ("STN") to develop a high power zinc oxygen battery for torpedoes. The Company also recognized revenues from the sale of batteries to Edison Termoelettrica, SpA ("Edison"). First quarter 1996 revenues were principally derived from activities relating to the Field Test. Additionally, the Company recognized revenues from Phase I of its agreement with STN during this period.

EXPENSES:

Research and development expenses and cost of revenues for the first quarter of 1997 were $2,747,000 compared with $3,750,000 for the first quarter of 1996.
The Company believes that, given the Company's stage of development, it is not, at this time, meaningful to distinguish between R&D expenses and cost of revenues. The decrease in expenses of $1,003,000 from the first quarter of 1996 is principally attributable to a reduction of certain expenses in connection with the Deutsche Post Field Test, particularly the costs of the regeneration plant in Bremen and battery production costs. This overall reduction was partially offset by increases in the costs associated with the operation of the Company's production and development facilities in Israel and in Bremen, Germany; and increased personnel costs relating to the foregoing. With regard to the Company's R&D program, since the Company's 1997 grant application has not yet been approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade, no royalty bearing grants have been recognized in the first quarter of 1997. During the first quarter of 1996, no royalty bearing grants were recognized, as the 1996 application was not approved until the third quarter of 1996. Expenses related to the Field Test are expected to continue through most of 1997 as the Company continues to operate the Bremen regeneration plant, and service the Field Test vehicles. Field Test expenses have exceeded, and are expected to continue to exceed, any expected revenues related thereto. Since the plant is currently dedicated to the Field Test, the cost of the plant (net of anticipated residual value) is reflected as a current expense.

The provision for anticipated program losses previously recorded by the Company reflects the program losses currently estimated by management and accordingly no increase to the provision was recorded in the first quarter of 1997. In the future, however, the provision may be increased to reflect any revised estimates of project costs. The balance of the provision for the uncompleted portions of the program amounts to $2.2 million as at March 31, 1997. The overall provision includes cost estimates based on the Company's production experience to date for the supply of batteries and battery-vehicle interface equipment, the estimated service expenses for the Field Test fleet and costs related to the 100 kg/hour regeneration plant in Bremen, Germany which is supporting the Field Text vehicles in service at March 1997.

Selling, general and administrative expenses for the first quarter of 1997 were $927,000 vs. $628,000 in the first quarter of 1996. This increase was primarily attributable to increased salaries, fees and allocated overhead expenses with respect to the Company's activities, and increased severance accruals resulting from annual cost of living increases to certain named executive officers. The Company expects further increases in selling, general and administrative expenses, particularly with respect to marketing expenses, as the Company expands the geographic scope of its activities including the United States, Scandinavia and the Far East.

LIQUIDITY AND CAPITAL RESOURCES

Total consideration to the Company, under its current contractual arrangements, for the batteries, equipment and services to be supplied in connection with the Field Test (including DM 1.0 million from Vattenfall) is expected to be DM 22.0 million (approximately $14.8 million), less a contribution to the costs of the Field Test by the Company of DM 7.0 million (approximately $4.7 million), leaving a net balance of approximately DM 15.0 million (approximately $10.1 million). However, in connection with the Company's discussions with the Deutsche Post with respect to the Opel batteries (see above), the Company has reduced anticipated revenues related to the supply of batteries from its budgeted Field Test revenues, resulting in a reduction of anticipated net project revenues to DM 12.2 million (approximately $8.2 million). The Company has recognized to date approximately 83% of the Field Test revenues. The remaining revenues and expenses related to the Field Test are expected to be recognized during 1997.

The Company expects that, in connection with its ongoing efforts in the engineering and commercialization of the Electric Fuel System, the Company's research and development, operational and selling, general and administrative expenses will continue to increase.

The Company used available funds in the first three months of 1997 primarily for continued research and development expenditures, the advancement of its commitments with regard to the Field Test, and other working capital needs. The Company increased its investment in fixed assets by $100,000 to $8.9 million during the three months ended March 31, 1997. Fixed assets include $3.1 million related to the value of the Bremen facility after its use in the Field Test, based on construction costs to date. The Company currently anticipates that the total residual value of the Bremen facility will be approximately $3.3 million.

The Company presently has a line of credit with the First International Bank of Israel Ltd. ("FIBI") (the "Credit Facility"). Borrowings under that Credit Facility bear interest at FIBI's prime rate +2% per annum, are unconditionally guaranteed by Electric Fuel Corporation ("EFC") and are secured by a pledge of foreign currency deposits in the amount of NIS 750,000 (approximately $223,000). Additionally the Credit Facility imposes financial and other covenants on EFC and EFL and presently expires on July 31, 1997, at which time the Credit Facility will be reviewed for renewal by FIBI. The Credit Facility provides EFL with a line of credit in the maximum principal amount of NIS 3.8 million (approximately $1.1 million), which is expected to be used as credit support for various obligations of the Company, and enables EFL to enter into up to U.S. $4.0 million in currency hedging forward contracts with a 5% collateral requirement. As of March 31, 1997 the bank had issued letters of credit and bank guarantees totaling approximately $176,000. At the present time, the Company is not engaged in any hedging activities.

The Company has no long term debt outstanding and expects that its cash flow from operations, together with present cash reserves and amounts available under the Credit Facility, will be sufficient to fund the Company's projected activities through the second quarter of 1998. While the Company is negotiating expanding the relationship with Deutsche Post for continued development and commercialization of the Electric Fuel System, as well as for additional funding to support the Field Test, there can be no assurance that the Company will be successful in its negotiations or be able to obtain any such funding. Moreover, if the Field Test is successful and Deutsche Post, or any other participant in the Field Test, begins to convert all or a portion of their fleets to the Electric Fuel System, the Company could be required to produce batteries in increased quantities as well as to construct new regeneration and refueling facilities or expand its existing facility to commercial capacity. Additional strategic alliances may also require the establishment or expansion of facilities in Israel or elsewhere. In addition, the Company may determine that it should invest in certain programs, such as additional electric vehicle demonstration programs, which it believes will advance the development and commercialization of the Electric Fuel System. The Company has also begun to use its resources to research and develop other applications exploiting its proprietary technology including batteries for portable electronic devices. Accordingly, the Company may be required to seek additional funding or pursue other options, such as joint ventures with Field Test partners or others, during this period.

The Company continues to consider financing alternatives when presented and, if financing becomes available on satisfactory terms, including price, the Company may obtain additional funding, including through the issuance of equity securities.

PART II

Item 6

(b)  No reports on Form 8-K were filed during the first quarter of 1997.

--------------------------------------------------------------------------------
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ELECTRIC FUEL CORPORATION



                                (Registrant)



                                By: /s/ Robert S. Ehrlich
                                   ------------------------------
                                Name:   Robert S. Ehrlich
                                Title:  Chairman of the Board and
                                        Chief Financial Officer



Dated:  May 14, 1997