Form 10-Q
period 1997-06-30
ELECTRIC FUEL CORP
filed 1997-08-04
CIK 916529

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:  June 30, 1997

                          Commission file No. 0-23336




                           ELECTRIC FUEL CORPORATION
          ----------------------------------------------------------
             Exact name of registrant as specified in its charter


                Delaware                                    95-4302784
-----------------------------------------             -----------------------
(State or other jurisdiction                              (I.R.S. Employer
incorporation or organization)                           Identification No.)



            885 Third Avenue, New York, New York 10022 - Suite 2900
            -------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                (212) 230-2172
             -----------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                          Yes X                        No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


               The number of shares outstanding of the issuer's common stock as at August 1, 1997 was 14,216,161.

                           ELECTRIC FUEL CORPORATION



                                     INDEX

                                                                                       Page
PART I - FINANCIAL INFORMATION:                                                        ----
         Item 1 - INTERIM FINANCIAL STATEMENTS (UNAUDITED):
         -------------------------------------------------
            Consolidated Balance Sheets at June 30, 1997 and
                      December 31, 1996                                                 3-4
            Consolidated Statements of Operations for the Six Months
                      and Three months Ended June 30, 1997 and 1996                      5
            Consolidated Statements of Changes in Stockholders' Equity
                      for the Six Months Ended June 30, 1997                             6
            Consolidated Statements of Cash Flows for the Six Months
                      Ended June 30, 1997 and 1996                                      7-8
            Notes to the Consolidated Financial Statements                               9



         Item 2 - Management's Discussion and Analysis of Financial
         ----------------------------------------------------------
                      Condition and Results of Operations                              10-14
                      -----------------------------------


PART II - Other Information                                                               15


          Item 6 - Reports on Form 8-K                                                    16

ELECTRIC FUEL CORPORATION
CONSOLIDATED BALANCE SHEETS

===========================================================================================
                                                             December 31,       June  30,
                                                                  1996             1997
                                                             ------------      -----------
                           ASSETS                              (Audited)       (Unaudited)
CURRENT ASSETS:

    Cash and cash equivalents                                  $ 12,662,776     $15,639,828

    Marketable debt securities                                   11,296,382       5,021,899

    Accounts receivable:
       Trade                                                        369,442         359,508
       Other                                                      1,915,628       1,807,950

    Inventories                                                     915,032         714,555
                                                                -----------     -----------

          Total current assets                                   27,159,260      23,543,740
                                                                -----------     -----------
INVESTMENT-
   Investee company                                                  35,849          35,849
                                                                -----------     -----------
FIXED ASSETS:
    Cost                                                          8,754,771       9,045,357
    Less - accumulated depreciation and amortization              1,451,095       1,908,858
                                                                -----------     -----------

                                                                  7,303,676       7,136,499
                                                                -----------     -----------
OTHER ASSETS AND DEFERRED CHARGES net of accumulated
amortization                                                         23,333          18,333
                                                                -----------     -----------

                                                                -----------     -----------
                                                                $34,522,118     $30,734,421
                                                                ===========     ===========
===========================================================================================

   The accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION
CONSOLIDATED BALANCE SHEETS

====================================================================================================

                                                                   December 31,         June  30,
                                                                       1996               1997
                                                                  ----------------   ---------------
                                                                     (Audited)         (Unaudited)
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accruals:
       Trade                                                       $    1,079,284      $    807,959
       Other                                                            3,505,594         3,347,634

    Advances from Customers                                               926,599           834,661
                                                                  ----------------   ---------------
         Total current liabilities                                      5,511,477         4,990,254

LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT
    net of amount funded                                                1,141,030         1,444,892
                                                                  ----------------   ---------------

           Total Liabilities                                            6,652,507         6,435,146
                                                                  ----------------   ---------------

STOCKHOLDERS' EQUITY:
Common stock -- $0.01 par value; authorized -- 28,000,000
shares; issued - 14,257,508 shares as of December 31, 1996
and 14,193,661 as of June 30, 1997 outstanding - 14,185,208
shares as of December 31, 1996 and 14,193,661 as of June
30, 1997.                                                                 142,575           141,937

Preferred stock - $0.01 par value; authorized - 1,000,000 shares, no shares outstanding

Additional paid-in capital                                             57,341,451        56,962,827

Accumulated deficit                                                   (26,890,958)      (30,479,164)

Unrealized gain on available-for-sale securities                            3,157                 0
Treasury stock, at cost (common stock -- 72,300 shares
as of December 31, 1996)                                                 (456,394)                0

Notes receivable from stockholders                                     (2,270,220)       (2,326,325)
                                                                  ----------------   ---------------

          Total Stockholders' Equity                                   27,869,611        24,299,275
                                                                  ----------------   ---------------

                                                                  ----------------   ---------------
                                                                      $34,522,118       $30,734,421
                                                                  ================   ===============
====================================================================================================

   The accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


====================================================================================       ===================================
                                                     Six months ended June 30,                 Three months ended  June 30,
                                                  ----------------------------------       -----------------------------------
                                                       1996                 1997                 1996                 1997
                                                  -------------        -------------       --------------        -------------

REVENUES                                            $2,494,607           $2,831,556           $1,228,752           $1,807,584
                                                  =============        =============       ==============        =============

RESEARCH AND DEVELOPMENT
 EXPENSES AND COST OF REVENUES:
    Expenses incurred                                7,356,202            5,346,927            3,606,555            2,600,009
    Less - royalty-bearing grants                                           600,000                                   600,000
                                                  -------------        -------------       --------------        -------------
                                                     7,356,202            4,746,927            3,606,555            2,000,009

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSE                              1,514,055            2,050,134              886,133            1,123,126
                                                  -------------        -------------       --------------        -------------
                                                     8,870,257            6,797,061            4,492,688            3,123,135

                                                  -------------        -------------       --------------        -------------

OPERATING LOSS                                      (6,375,650)          (3,965,505)          (3,263,936)          (1,315,551)

FINANCIAL INCOME - NET                                 379,904              392,299              249,871              195,295
                                                  -------------        -------------       --------------        -------------

LOSS BEFORE TAXES ON INCOME                         (5,995,746)          (3,573,206)          (3,014,065)          (1,120,256)

TAXES ON INCOME                                         51,576               15,000               36,836               15,000
                                                  -------------        -------------       --------------        -------------

LOSS FOR THE PERIOD                                 (6,047,322)          (3,588,206)          (3,050,901)          (1,135,256)
                                                  =============        =============       ==============        =============

LOSS PER SHARE                                      $    (0.53)         $     (0.26)         $     (0.25)         $     (0.08)
                                                  =============        =============       ==============        =============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                 11,375,494           13,797,866           12,213,155           13,817,689
                                                  =============        =============       ==============        =============
====================================================================================       ===================================


   The accompanying notes are an integral part of the Financial Statements.

          ELECTRIC FUEL CORPORATION


               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY    (unaudited)
---------------------------------------------------------------------------------------------------------------------------------
                                            Common Stock
                                      -------------------------  Additional                       Unrealized gain
                                                                   paid-in         Accumulated   on available-for-     Treasury
                                         Shares       Amount       capital           deficit       sale securities       Stock
                                      ------------ ------------ ------------      -------------  -----------------   ------------
BALANCE AT JANUARY 1, 1997             14,257,508    $142,575    $57,341,451      $(26,890,958)       $3,157           $(456,394)


CHANGES DURING THE SIX
 MONTH PERIOD ENDED JUNE
 30, 1997:
Shares issued in connection with the
 exercise of option                         8,453          85          6,846
Treasury stock retired                    (72,300)       (723)      (455,671)                                            456,394
Accrued Interest on notes receivable
 from stockholders                                                    70,201
Payments of interest and principal on
 notes receivable from stockholders
Realization of gain on available-for-
 sale securities                                                                                       (3,157)
Loss                                                                                (3,588,206)
                                      ------------ ------------ ------------      -------------  -----------------   ------------
BALANCE AT
 JUNE 30, 1997                         14,193,661    $141,937    $56,962,827      $(30,479,164)           $0                  $0
                                      ============ ============ ============      =============  =================   ============

                                       Notes receivable
                                       from shareholders        Total
                                      -------------------  ---------------
BALANCE AT JANUARY 1, 1997                  $(2,270,220)     $27,869,611


CHANGES DURING THE SIX
 MONTH PERIOD ENDED JUNE
 30, 1997:
Shares issued in connection with the
 exercise of option                                               6,931
Treasury stock retired                                                0
Accrued Interest on notes receivable
 from stockholders                              (70,201)              0
Payments of interest and principal on
 notes receivable from stockholders              14,096          14,096
Realization of gain on available-for-
 sale securities                                                 (3,157)
Loss                                                         (3,588,206)
                                      ------------------   ---------------
BALANCE AT
 JUNE 30, 1997                              $(2,326,325)    $24,299,275
                                      ==================   ===============

--------------------------------------------------------------------------------

   The accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


--------------------------------------------------------------------------------

                                                                                                   Six month ended June 30,
                                                                                             --------------------------------------
                                                                                                 1996                    1997
                                                                                             --------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Loss for the period                                                                          $  (6,047,322)          $  (3,588,206)
Adjustments required to reconcile loss to net cash used in operating activities:
    Depreciation and amortization                                                                  470,387                 462,763
    Loss (gain) from  marketable debt securities, net                                               34,370                 (49,158)
    Capital loss from disposal of fixed assets                                                         777
    Liability for employee rights upon retirement - net                                            188,736                 303,862
    Interest accrued on notes and loan to stockholders                                             (44,433)

Changes in operating asset and liability items:
    Decrease in accounts receivable                                                                407,351                 117,612
    Decrease (increase) in inventories                                                            (278,656)                200,477
    Decrease in accounts payable and accruals                                                   (1,673,361)               (429,285)
    Decrease in advances from customers                                                         (2,438,212)                (91,938)
                                                                                             --------------          --------------
      Net cash used in operating activities                                                   $ (9,380,363)           $ (3,073,873)
                                                                                             --------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of fixed assets                                                                    (1,596,572)               (290,586)
    Investment grant relating to fixed assets                                                      317,723
    Purchase of marketable debt securities                                                      (8,900,729)             (5,028,516)
    Proceeds from disposal of fixed assets                                                           1,371
    Proceeds from sale of marketable debt securities                                             1,037,000              11,349,000
                                                                                             --------------          --------------
      Net cash provided by (used in) investing activities                                      $(9,141,207)           $  6,029,898
                                                                                             --------------          --------------

                                                                                             --------------          --------------
FORWARD                                                                                       $(18,521,570)           $  2,956,025
                                                                                             --------------          --------------

--------------------------------------------------------------------------------
   The accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


==================================================================================================================
                                                                                     Six month ended June 30,
                                                                                ----------------------------------
                                                                                        1996             1997
                                                                                ----------------   ---------------
FORWARD                                                                           $(18,521,570)     $   2,956,025
                                                                                ----------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Issue of share capital (including additional paid in capital),
         net of offering expenses                                                   22,310,699
    Payment on note receivable from Stockholders                                                           14,096
    Proceeds from exercise of warants and options                                                           6,931
                                                                                ----------------   ---------------
      Net cash provided by financing activities                                     22,310,699             21,027
                                                                                ----------------   ---------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                3,789,129          2,977,052
BALANCE OF CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                                5,364,867         12,662,776
                                                                                ----------------   ---------------
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF  PERIOD                            $  9,153,996      $  15,639,828
                                                                                ================   ===============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION -- CASH PAID DURING THE PERIOD FOR:
    Interest                                                                      $      3,759      $          66
                                                                                ================   ===============
    Advances to income tax authorities                                            $     65,675      $      50,496
                                                                                ================   ===============

==================================================================================================================

   The accompanying notes are an integral part of the Financial Statements.

                           ELECTRIC FUEL CORPORATION



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================



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



2.  Effects of Recent Pronouncements

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings per Share (FAS
    128). FAS 128 simplifies the earnings per share computation and is to be applied by the Company commencing with the financial statements for the year ending December 31, 1997. Upon the implementation of FAS 128, all prior period earnings per share data shall be restated to conform with the provisions of this standard. Early adoption of this Statement is not permitted. FAS 128 requires the presentation of both basic and diluted earnings per share, instead of the currently required primary and fully diluted earnings per share. Management believes that the application of FAS 128 should not have a material effect and that both basic and diluted earnings per share as defined in FAS 128 will not be substantially different from earnings per share data as presented in the enclosed financial statements.

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

Results of Operations:
Three months ended June 30, 1997 compared to the three months ended June 30, 1996.

Revenues:

Revenues for the second quarter of 1997 totaled $1.8 million compared with $1.2 million in the comparable period in 1996, an increase of $600,000. Revenues for the second quarter of 1997, were principally derived from fees collected in relation to a preliminary license agreement completed with Vattenfall AB ("Vattenfall"), under which Vattenfall exercised its right for a license to establish and operate the Electric Fuel infrastructure for the territory of Sweden, Denmark, Norway, Finland and St. Petersburg, Russia. Additional revenues related to Vattenfall will be recognized only after a definitive license agreement, presently being negotiated, has been signed. Additionally, the Company continued to recognize revenues relating to its activities in the Deutsche Post AG ("Deutsche Post") Field Test program. The balance of the revenues in connection with the Field Test is expected to be recognized during 1997. Revenues from the Field Test are expected to decrease in 1997, in comparison to prior years, in which the Field Test revenues were primarily recognized. The Company also continued to recognize revenues from Phase 2 of its agreement with STN Atlas Elektronic GmbH ("STN") to develop a high power zinc oxygen battery for torpedoes. Second quarter 1996 revenues were principally derived from activities relating to the Field Test. Additionally, the Company completed recognition of revenues from Phase 1 of its agreement with STN during this period.

Expenses:

Research and development expenses and cost of revenues for the second quarter of 1997 were $2.6 million compared with $3.6 million for the second quarter of 1996. The Company believes that, given the Company's stage of development, it is not, at this time, meaningful to distinguish between R&D expenses and cost of revenues. The decrease in expenses of $1.0 million from the second quarter of 1996 is principally attributable to a reduction of expenses in connection with the Deutsche Post Field Test, particularly the costs of the construction of the regeneration plant in Bremen and production costs related to the supply of batteries for the Field Test. With regard to the Company's R&D program, the Company's 1997 grant application has been approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade. The total grant approved for 1997 amounts to approximately $1.6 million. During the second quarter of 1997, $600,000 of royalty-bearing grants were recognized, which reduced R&D expenses during this period. During the second quarter of 1996, no royalty bearing grants were recognized, as the 1996 application was not approved until the third quarter of 1996. Expenses related to the Field Test are expected to continue through most of 1997 as the Company continues to operate the Bremen regeneration plant, and service the Field Test vehicles. To date, Field Test expenses have exceeded, and are expected to continue to exceed any expected revenues related thereto. In addition, R&D expenses are expected to rise in the second half of the year as the Company expands its engineering efforts for electric vehicle development, and uses its resources to research and develop batteries for portable electronic devices.

The provision for anticipated program losses previously recorded by the Company reflects the program losses currently estimated by management and accordingly no increase to the provision was recorded in the second quarter of 1997. In the future, however, the provision may be increased to reflect any revised estimates of project costs or any costs related to terminating the program if no definitive agreement is reached between the Company and the Deutsche Post (see discussion in "Liquidity and Capital Resources" below). The balance of the provision for the uncompleted portions of the program amounts to $2.2 million as at June 30, 1997. The overall provision includes cost estimates based on the Company's production experience to date for the supply of batteries and battery-vehicle interface equipment, the estimated service expenses for the Field Test fleet and costs related to the 100 kg/hour regeneration plant in Bremen, Germany which is supporting the Field Test vehicles in service at June, 1997. To date, the costs of the Field Test incurred by the Company have exceeded the related program budgeted amounts by more than 20%, and during 1996, the Company, pursuant to the terms of the Field Test Partners Agreement, entered into discussions to obtain additional funding from the Deutsche Post. To date, the Company has not obtained any such funding. Accordingly, the Company anticipates that only a limited number of vehicles will continue to be tested through the third quarter of 1997. In the fourth quarter of 1996, the Deutsche Post requested that the Company refund the sum of approximately DM 1.8 million (approximately $1.1 million) representing milestone payments on account of Opel batteries, which are the subject of a dispute between the Deutsche Post and the Company. The advances were made in accordance with mutually agreed contractual milestones, previously acknowledged by the Deutsche Post as having been achieved, and therefore the Company does not believe that it is required to refund any of the payments. However, until the resolution of this issue, the Company has eliminated the payments from its budgeted Field Test revenues, in addition to other anticipated revenues related to the supply of the Opel batteries.

Selling, general and administrative expenses for the second quarter of 1997 were $1.1 million vs. $0.9 million in the second quarter of 1996. This increase was primarily attributable to increased salaries, fees and allocated overhead expenses with respect to the expanded geographic scope of the Company's activities including the United States, Scandinavia, and the Far East. The Company expects further increases in selling, general and administrative expenses, particularly with respect to marketing expenses, as the Company continues to focus efforts in these new areas.


Six months ended June 30, 1997 compared to six months ended June 30, 1996.

Revenues:

Revenues for the first half of 1997 amounted to $2.8 million vs. $2.5 million in the comparable period in 1996, an increase of $300,000. Revenues for the first half of 1997, were principally derived from fees collected in relation to a preliminary license agreement completed with Vattenfall under which Vattenfall exercised its right for a license to establish and operate the Electric Fuel infrastructure for the territory of Sweden, Denmark, Norway, Finland and St. Petersburg, Russia. Additional revenues related to Vattenfall will be recognized only after a definitive license agreement, presently being negotiated, has been signed. Additionally, the Company continued to recognize revenues relating to its activities in the Deutsche Post Field Test program. The balance of the revenues in connection with the Field Test is expected to be recognized during 1997. Revenues from the Field Test are expected to decrease in 1997, in comparison to prior years, in which the Field Test revenues were primarily recognized. The Company also continued to recognize revenues from Phase 2 of its agreement with STN to develop a high power zinc oxygen battery for torpedoes. Revenues for the first half of 1996 were principally derived from activities relating to the Deutsche Post Field Test program. Additionally, the Company completed recognition of revenues related to phase 1 of its development program with STN to develop a high power zinc oxygen battery for torpedoes.

Expenses

Research and development expenses and cost of revenues were $5.3 million in the first half of 1997 vs. $7.4 million in the comparable period in 1996. The Company believes that, given the Company's stage of development, it is not, at this time, meaningful to distinguish between R&D expenses and cost of revenues. The decrease in expenses of $2.1 million from the first half of 1996 was principally attributable to a reduction of expenses in connection with the Deutsche Post Field Test, particularly the costs of the construction of the regeneration plant in Bremen and production costs related to the supply of batteries for the Field Test. With regard to the Company's R&D program, the Company's 1997 grant application has been approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade. The total grant approved for 1997 amounts to approximately $1.6 million. During the first half of 1997, $600,000 of royalty-bearing grants were recognized, which reduced R&D expenses during this period. During the first half of 1996, no royalty bearing grants were recognized, as the 1996 application was not approved until the third quarter of 1996. Expenses related to the Field Test are expected to continue through most of 1997 as the Company continues to operate the Bremen regeneration plant, and service the Field Test vehicles. To date, Field Test expenses have exceeded, and are expected to continue to exceed any expected revenues related thereto. In addition, R&D expenses are expected to rise in the second half of the year as the Company expands its engineering efforts for electric vehicle development, and uses its resources to research and develop batteries for portable electronic devices.

The provision for anticipated program losses previously recorded by the Company reflects the program losses currently estimated by management and accordingly no increase to the provision was recorded in the first half of 1997. In the future, however, the provision may be increased to reflect any revised estimates of project costs, or any costs related to terminating the program if no definitive agreement is reached between the Company and the Deutsche Post (see discussion in "Liquidity and Capital Resources" below). The balance of the provision for the uncompleted portions of the program amounts to $2.2 million as at June 30, 1997. The overall provision includes cost estimates based on the Company's production experience to date for the supply of batteries and battery-vehicle interface equipment, the estimated service expenses for the Field Test fleet and costs related to the 100 kg/hour regeneration plant in Bremen, Germany which is supporting the Field Test vehicles in service at June, 1997. To date, the costs of the Field Test incurred by the Company have exceeded the related program budgeted amounts by more than 20%, and during 1996, the Company, pursuant to the terms of the Field Test Partners Agreement, entered into discussions to obtain additional funding from the Deutsche Post. To date, the Company has not obtained any such funding. Accordingly, the Company anticipates that only a limited number of vehicles will continue to be tested through the third quarter of 1997. In the fourth quarter of 1996, the Deutsche Post requested that the Company refund the sum of approximately DM 1.8 million (approximately $1.1 million) representing milestone payments on account of Opel batteries, which are the subject of a dispute between the Deutsche Post and the Company. The advances were made in accordance with mutually agreed contractual milestones, previously acknowledged by the Deutsche Post as having been achieved, and therefore the Company does not believe that it is required to refund any of the payments. However, until the resolution of this issue, the Company has eliminated the payments from its budgeted Field Test revenues, in addition to other anticipated revenues related to the supply of the Opel batteries.

Selling, general and administrative expenses rose in the first half of 1997 to $2.1 million vs. $1.5 million in the comparable period in 1996. This increase was primarily attributable to increased salaries, fees and allocated overhead expenses with respect to the expanded geographic scope of the Company's activities including the United States, Scandinavia, and the Far East, as well as increased severance accruals, incurred during the first quarter of 1997, resulting from annual cost of living increases to certain named executive officers. The Company expects further increases in selling, general and administrative expenses, particularly with respect to marketing expenses, as the Company continues to focus efforts in these new geographic areas.

Liquidity and Capital Resources

During the second quarter, the Company and Deutsche Post executed a letter of intent agreeing to enter into negotiations on the establishment of a joint venture entity that would provide the necessary financial and technological resources in order to continue to develop and successfully commercialize the Electric Fuel System in certain European regions. Pursuant to the Letter of Intent, the parties have agreed to negotiate a definitive agreement by September 30, 1997. The Letter of Intent does not resolve the funding problems associated with the Field Test, which would only be resolved during the course of, or subsequent to, the negotiations on the joint venture. In addition, the Company expects to resolve the dispute with respect to the Opel refund as part of these negotiations. It is anticipated that following a definitive agreement, the Field Test program would be modified and that the joint venture entity would succeed to certain rights and obligations of the Company with respect to the Field Test. There can be no assurance that a definitive agreement will be reached. In the event a definitive agreement is not reached by September 30, 1997, the Letter of Intent will automatically terminate (unless extended by the parties). Both the Deutsche Post and the Company have indicated that they may decide not to continue the Field Test after this date if no definitive agreement is reached. Total consideration to the Company, under its current contractual arrangements, for the batteries, equipment and services to be supplied in connection with the Field Test (including DM 1.0 million from Vattenfall) is expected to be DM 22.0 million (approximately $14.5 million), less a contribution to the costs of the Field Test by the Company of DM 7.0 million (approximately $4.6 million), leaving a net balance of approximately DM 15.0 million (approximately $9.9 million). However, in connection with the Company's discussions with the Deutsche Post with respect to the Opel batteries , the Company has reduced anticipated revenues related to the supply of batteries from its budgeted Field Test revenues, resulting in a reduction of anticipated net project revenues to DM 12.2 million (approximately $8.3 million) The Company has recognized to date approximately 85% of the Field Test revenues. The remaining revenues and expenses related to the Field Test are expected to be recognized during 1997.

The Company expects that, in connection with its ongoing efforts in the engineering and commercialization of the Electric Fuel System, the Company's research and development, operational and selling, general and administrative expenses will continue to increase.

As of June 30, 1997, the Company had cash, cash equivalents and financial investments of approximately $20.7 million compared with $24.0 million as of December 31, 1996.

The Company used available funds in the first half of 1997 primarily for continued research and development expenditures, the advancement of its commitments with regard to the Field Test, and other working capital needs. The Company increased its investment in fixed assets by $300,000 to $ 9.0 million during the six months ended June 30, 1997. Fixed assets include $3.2 million related to the value of the Bremen facility after its use in the Field Test, based on construction costs to date. The Company currently anticipates that the total residual value of the Bremen facility will be approximately $3.3 million.

The Company presently has a line of credit with the First International Bank of Israel Ltd. ("FIBI") (the "Credit Facility"). Borrowings under the Credit Facility bear interest at FIBI's prime rate + 2% per annum, are unconditionally guaranteed by Electric Fuel Corporation ("EFC") and are secured by a pledge of foreign currency deposits in the amount of NIS 750,000 (approximately $209,000). Additionally the Credit Facility imposes financial and other covenants on EFC and EFL and presently expires on January 31, 1998, at which time the Credit Facility will be reviewed for renewal by FIBI. The Credit Facility provides EFL with a line of credit in the maximum principal amount of NIS 3.8 million (approximately $1.1 million), which is expected to be used as credit support for various obligations of the Company, and enables EFL to enter into up to U.S. $4.0 million in currency hedging forward contracts with a 5% collateral requirement. As of June 30, 1997 the bank had issued letters of credit and bank guarantees totaling approximately $155,000. At the present time, the Company is not engaged in any hedging activities.

The Company has no long term debt outstanding and expects that its cash flow from operations, together with present cash reserves and amounts available under the Credit Facility, will be sufficient to fund the Company's projected activities through the third quarter of 1998. While the Company is negotiating expanding the relationship with Deutsche Post for continued development and commercialization of the Electric Fuel System, as well as for additional funding to support the Field Test, there can be no assurance that the Company will be successful in its negotiations or be able to obtain any such funding. Moreover, if the Field Test or the joint venture discussions are successful and Deutsche Post, or any other participant in the Field Test, begins to convert all or a portion of their fleets, to the Electric Fuel System, the Company could be required to produce batteries in increased quantities as well as to construct new regeneration and refueling facilities or expand its existing facility to commercial capacity. Additional strategic alliances may also require the establishment or expansion of facilities in Israel or elsewhere. In addition, the Company may determine that it should invest in certain programs, such as additional electric vehicle demonstration programs, which it believes will advance the development and commercialization of the Electric Fuel System. The Company is also using its resources to research and develop other applications exploiting its proprietary technology including batteries for portable electronic devices. Accordingly, the Company may be required to seek additional funding or pursue other options, such as joint ventures with Field Test partners or others, during this period. The Company continues to consider financing alternatives when presented and, if financing becomes available on satisfactory terms, including price, the Company may obtain additional funding, including through the issuance of equity securities.

                           ELECTRIC FUEL CORPORATION


Part II

Item 6
   b.  No reports on Form 8-K were filed during the second quarter of 1997.

                           ELECTRIC FUEL CORPORATION


================================================================================
                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ELECTRIC FUEL CORPORATION

                            (Registrant)





                            By: /s/ Robert S. Ehrlich
                               ----------------------

                            Name: Robert S. Ehrlich

                            Title: Chairman of the Board and
                                     Chief Financial Officer



Dated:   August 1, 1997