Form 10-Q
period 1997-09-30
ELECTRIC FUEL CORP
filed 1997-11-12
CIK 916529

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:  September 30, 1997

                          Commission file No. 0-23336

                           ELECTRIC FUEL CORPORATION
                        ------------------------------
                 Exact name of registrant as specified in its
                                    charter

          Delaware                                         95-4302784
-------------------------------                     ------------------------
(State or other jurisdiction                            (I.R.S. Employer
incorporation or organization)                         Identification No.)


            885 Third Avenue, New York, New York 10022 - Suite 2900
            -------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (212) 230-2172
           --------------------------------------------------------
                (Registrant's telephone number, including area
                                     code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes X                        No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the issuer's common stock as at November 7, 1997 was 14,218,161.

                                     INDEX

                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION:

     Item 1 - INTERIM FINANCIAL STATEMENTS (UNAUDITED):
     -------------------------------------------------
          Consolidated Balance Sheets at September 30, 1997 and
                December 31, 1996                                       3-4
          Consolidated Statements of Operations for the Nine Months
                and Three months ended September 30, 1997 and 1996       5
          Consolidated Statements of Changes in Stockholders' Equity
              for the Nine Months ended September 30, 1997               6
          Consolidated Statements of Cash Flows for the Nine Months
              ended September 30, 1997 and 1996                         7-8
          Notes to the Consolidated Financial Statements                 9


     Item 2 - Management's Discussion and Analysis of Financial
     ----------------------------------------------------------
              Condition and Results of Operations                      10-15
              -----------------------------------

PART II - OTHER INFORMATION:                                            16
     Item 4 - Submission of Matters to a Vote of Security Holders       16
     Item 6 - Reports on Form 8-K                                       16

CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------
                                                                  December 31,   September 30,
                                                                     1996            1997
                                                                 -------------  --------------
                                  ASSETS                           (Audited)      (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                                       $12,662,776   $12,500,209

    Marketable debt securities                                       11,296,382     6,274,840

    Accounts receivable:
       Trade                                                            369,442       512,660
       Other                                                          1,915,628     2,718,106

    Inventories                                                         915,032       675,545
                                                                    -----------   -----------

          Total current assets                                       27,159,260    22,681,360
                                                                    -----------   -----------
INVESTMENT-
   Investee company                                                      35,849        35,849
                                                                    -----------   -----------

FIXED ASSETS:
    Cost                                                              8,754,771     9,157,038
    Less - accumulated depreciation and amortization                  1,451,095     2,142,154
                                                                    -----------   -----------

                                                                      7,303,676     7,014,884
                                                                    -----------   -----------


OTHER ASSETS AND DEFERRED CHARGES net of accumulated amortization        23,333        15,833
                                                                    -----------   -----------

                                                                    -----------   -----------

                                                                    $34,522,118   $29,747,926
                                                                    ===========   ===========
---------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the Financial Statements.

CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------
                                                                               December 31,     September 30,
                                                                                   1996              1997
                                                                             ----------------  --------------
                                                                                 (Audited)       (Unaudited)
               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accruals:
       Trade                                                                    $  1,079,284    $  1,011,626
       Other                                                                       3,505,594       3,367,332

    Advances from Customers                                                          926,599       1,104,607
                                                                             ----------------  --------------
         Total current liabilities                                                 5,511,477       5,483,565

LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT
    net of amount funded                                                           1,141,030       1,455,257
                                                                             ----------------  --------------

         Total Liabilities                                                         6,652,507       6,938,822
                                                                             ----------------  --------------
STOCKHOLDERS' EQUITY:
Common stock -- $0.01 par value; authorized -- 28,000,000 shares;  issued -
14,257,508 shares as of December 31, 1996 and 14,216,161 as of September 30,
1997; outstanding - 14,185,208 shares as of December 31, 1996 and 14,216,161
as of September 30, 1997                                                             142,575         142,162

Preferred stock - $0.01 par value; authorized - 1,000,000 shares, no shares outstanding

Additional paid-in capital                                                        57,341,451      57,028,535

Accumulated deficit                                                              (26,890,958)    (31,996,785)

Unrealized gain on available-for-sale securities                                       3,157               0

Treasury stock, at cost (common stock--72,300 shares as of December 31, 1996)       (456,394)              0

Notes receivable from stockholders                                                (2,270,220)     (2,364,808)
                                                                             ----------------  --------------
         Total Stockholders' Equity                                               27,869,611      22,809,104
                                                                             ----------------  --------------

                                                                             ----------------  --------------
                                                                                $ 34,522,118    $ 29,747,926
                                                                             ================  ==============
-------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the Financial Statements.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


=========================================================================================    ==================================
                                                          Nine months ended September 30,    Three months ended September 30,
                                                          -------------------------------    --------------------------------
                                                               1996              1997            1996               1997
                                                          -------------     -------------    -------------      -------------
REVENUES                                                    $3,618,289        $3,931,087       $1,123,682         $1,099,531
                                                          -------------     -------------    -------------      -------------

RESEARCH AND DEVELOPMENT EXPENSES AND COST OF REVENUES:
    Expenses incurred                                       10,316,159         8,361,287        2,959,957          3,014,360
    Less - royalty-bearing grants                              908,000         1,838,867          908,000          1,238,867
                                                          -------------     -------------    -------------      -------------
                                                             9,408,159         6,522,420        2,051,957          1,775,493


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 2,534,914         2,985,555        1,020,859            935,421
                                                          -------------     -------------    -------------      -------------
                                                            11,943,073         9,507,975        3,072,816          2,710,914

                                                          -------------     -------------    -------------      -------------

OPERATING LOSS                                              (8,324,784)       (5,576,888)      (1,949,134)        (1,611,383)

FINANCIAL INCOME - NET                                         641,092           591,894          261,188            199,595
                                                          -------------     -------------    -------------      -------------

LOSS BEFORE TAXES ON INCOME                                 (7,683,692)       (4,984,994)      (1,687,946)        (1,411,788)

TAXES ON INCOME                                                 63,435           120,833           11,859            105,833
                                                          -------------     -------------    -------------      -------------

LOSS FOR THE PERIOD                                         (7,747,127)       (5,105,827)      (1,699,805)        (1,517,621)
                                                          =============     =============    =============      =============


LOSS PER SHARE                                             $     (0.67)      $     (0.37)     $     (0.14)       $     (0.11)
                                                          =============     =============    =============      =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING               11,618,955        13,844,911       12,214,392         13,894,608
                                                          =============     =============    =============      =============

=========================================================================================    ==================================


   The accompanying notes are an integral part of the Financial Statements.

ELECTRONIC FUEL CORPORATION

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                                                    (unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                                       Common Stock
                                            ---------------------------------
                                                                                    Additional paid-in
                                                Shares             Amount                capital            Accumulated deficit
                                            ---------------     ------------       --------------------    ---------------------
BALANCE AT JANUARY 1, 1997                   $  14,257,508       $  142,575            $57,341,451            $  (26,890,958)
CHANGES DURING THE NINE MONTH PERIOD
ENDED SEPTEMBER 30, 1997:
Shares issued in connection with the
exercise of option                                  30,953              310                 25,071
Option issued as compensation for
services rendered by consultant                                                              9,000
Treasury stock retired                             (72,300)            (723)              (455,671)
Accrued Interest on notes receivable
from stockholders                                                                          108,684
Payments of interest and principal on
notes receivable from stockholders
Realization of  gain on available-for-
sale securities
Loss                                                                                                              (5,105,827)
                                            ---------------     ------------          -------------           ---------------
BALANCE AT SEPTEMBER  30, 1997                  14,216,161       $  142,162            $57,028,535            $  (31,996,785)
                                            ===============     ============          =============           ===============
                                             Unrealized gain
                                             on available-for-                             Notes receivable
                                             sale securities       Treasury Stock          from shareholders        Total
                                            -------------------   ----------------        -------------------   -----------
BALANCE AT JANUARY 1, 1997                       3,157              (456,394)                (2,270,220)        $27,869,611
CHANGES DURING THE NINE MONTH PERIOD
ENDED SEPTEMBER 30, 1997:
Shares issued in connection with the
exercise of option                                                                                                   25,381
Option issued as compensation for
services rendered by consultant                                                                                       9,000
Treasury stock retired                                               456,394                                              0
Accrued Interest on notes receivable
from stockholders                                                                              (108,684)                  0
Payments of interest and principal on
notes receivable from stockholders                                                               14,096              14,096
Realization of  gain on available-for-
sale securities                                 (3,157)                                                              (3,157)
Loss                                                                                                             (5,105,827)
                                            -----------           -----------              -------------       ------------
BALANCE AT SEPTEMBER  30, 1997               $       0           $         0                $(2,364,808)        $22,809,104
                                            ===========           ===========              =============       ============

   The accompanying notes are an integral part of the Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


------------------------------------------------------------------------------------------------------------

                                                                           Nine month ended September 30,
                                                                         -----------------------------------
                                                                               1996              1997
                                                                         -----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Loss for the period                                                         $  (7,747,127)    $  (5,105,827)
Adjustments required to reconcile loss to net cash used in operating activities:
    Depreciation and amortization                                                 775,310           698,559
    Loss (gain) from  marketable debt securities, net                              50,176           (15,029)
    Capital loss from disposal of fixed assets                                        777
    Liability for employee rights upon retirement - net                           255,846           314,227
    Interest accrued on notes and loan to stockholders                            (66,478)
Changes in operating asset and liability items:
    Decrease (increase) in accounts receivable                                    334,188          (945,696)
    Decrease (increase) in inventories                                           (311,832)          239,487
    Decrease in accounts payable and accruals                                  (4,929,714)         (205,920)
    Increase (decrease) in advances from customers                             (3,438,212)          178,008
                                                                         -----------------  ----------------
      Net cash used in operating activities                                 $ (15,077,066)    $  (4,842,191)
                                                                         -----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of fixed assets                                                   (2,015,573)         (402,267)
    Investment grant relating to fixed assets                                     317,723
    Purchase of marketable debt securities                                                       (6,315,586)
    Proceeds from disposal of fixed assets                                          1,371
    Amounts carried to other assets and deferred charges                          (44,967)
    Proceeds from sale of marketable debt securities                            2,112,000        11,349,000
                                                                         -----------------  ----------------
      Net cash provided by investing activities                             $     370,554     $   4,631,147
                                                                         -----------------  ----------------

                                                                         -----------------  ----------------
FORWARD                                                                     $ (14,706,512)    $    (211,044)
                                                                         -----------------  ----------------

------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


------------------------------------------------------------------------------------------------------------

                                                                           Nine month ended September 30,
                                                                         -----------------------------------
                                                                               1996              1997
                                                                         -----------------  ----------------
FORWARD                                                                      $(14,706,512)       $ (211,044)
                                                                         -----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Issue of share capital (including additional paid in capital),
         net of offering expenses                                              22,310,699
     Loans granted to stockholders                                             (1,545,895)
    Payment on note receivable from Stockholders                                                     14,096
    Proceeds from exercise of warrants and options                              1,529,823            34,381
                                                                         -----------------  ----------------
      Net cash provided by financing activities                                22,294,627            48,477
                                                                         -----------------  ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                7,588,115          (162,567)
BALANCE OF CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                           5,364,867        12,662,776
                                                                         -----------------  ----------------
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF  PERIOD                      $  12,952,982     $  12,500,209
                                                                         =================  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION -- CASH PAID DURING THE PERIOD FOR:
    Interest                                                                $       3,758     $         136
                                                                         =================  ================
    Advances to income tax authorities                                      $     120,922     $      55,790
                                                                         =================  ================

------------------------------------------------------------------------------------------------------------

                                       8

   The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------


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

RESULTS OF OPERATIONS:
THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

REVENUES:

Revenues for the third quarter of 1997 totaled $1.1 million compared with $1.1 million in the comparable period in 1996. Revenues for the third quarter of 1997, were principally derived from activities related to the Deutsche Post AG ("Deutsche Post") Field Test program, as well as from the supply of batteries from a more recent order of the Deutsche Post. Additionally, the Company recognized revenues from the supply of batteries and equipment to Edison Termoelettrica, Spa (Edison). The balance of the revenues in connection with the Field Test is expected to be recognized during the fourth quarter of 1997. Revenues from the Field Test are expected to decrease in 1997, in comparison to prior years, in which the Field Test revenues were primarily recognized. Third quarter 1996 revenues were principally derived from activities relating to the Field Test.

EXPENSES:

Research and development expenses and cost of revenues for the third quarter of 1997 were $3.0 million compared with $3.0 million for the third quarter of 1996. The Company believes that, given the Company's stage of development, it is not, at this time, meaningful to distinguish between R&D expenses and cost of revenues. While there was no change in the overall expenses, the internal division of expenses changed between the periods. There was a reduction of expenses in connection with the Deutsche Post Field Test, particularly the costs of the construction of the regeneration plant in Bremen, production costs related to the supply of batteries for the Field Test, and operating costs in Bremen. This reduction was offset by increased R&D expenses, both for electric vehicles as well as for batteries for portable electronic devices. During the third quarter of 1997, the Company recorded $1.2 million of royalty bearing grants from the Chief Scientist's Office, including an increase of $582,000 in grants in connection with the Company's 1996 research and development program. During the third quarter of 1996, $908,000 of royalty-bearing grants was recognized, which reduced R&D expenses during this period. Expenses related to the Field Test are expected to continue through the end of 1997 as the Company continues to operate the Bremen regeneration plant, and service Field Test vehicles. In addition, R&D expenses are expected to continue to rise as the Company expands its engineering efforts for electric vehicle development, and uses its resources to research and develop batteries for portable electronic devices.

The provision for anticipated program losses previously recorded by the Company reflects the program losses currently estimated by management and accordingly no increase to the provision was recorded in the third quarter of 1997. In the future, however, the provision may be increased to reflect any revised estimates of project costs or any costs related to terminating the program if no definitive agreement is reached between the Company and the Deutsche Post (see discussion in "Liquidity and Capital Resources" below). The balance of the provision for the uncompleted portions of the program, including potential termination costs, amounts to $2.2 million as at September 30, 1997. The overall provision includes cost estimates based on the Company's production experience to date for the supply of batteries and battery-vehicle interface equipment, the estimated service expenses for the Field Test fleet and costs related to the 100 kg/hour regeneration plant in Bremen, Germany which is supporting the Field Test vehicles in service at September, 1997. To date, the costs of the Field Test incurred by the Company have exceeded the related program budgeted amounts by more than 20%, and during 1996, the Company, pursuant to the terms of the Field Test Partners Agreement, entered into discussions to obtain additional funding from the Deutsche Post. To date, the Company has not obtained any such funding. Accordingly, the Company anticipates that only a limited number of vehicles will continue to be tested through the fourth quarter of 1997. In the fourth quarter of 1996, the Deutsche Post requested that the Company refund the sum of approximately DM 1.8 million (approximately $1.0 million) representing milestone payments on account of Opel batteries, which are the subject of a dispute between the Deutsche Post and the Company. The advances were made in accordance with mutually agreed contractual milestones, previously acknowledged by the Deutsche Post as having been achieved, and therefore the Company does not believe that it is required to refund any of the payments. However, until the resolution of this issue, the Company has eliminated the payments from its budgeted Field Test revenues, in addition to other anticipated revenues related to the supply of the Opel batteries.

Selling, general and administrative expenses for the third quarter of 1997 were

$935,000 vs. $1.0 million in the third quarter of 1996. The Company anticipates increases in marketing expenses for the fourth quarter related to its participation in the 14th International Electric Vehicle Symposium (EVS-14), and Exposition, which will take place in Orlando, Florida in December.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996.

REVENUES:

Revenues for the first nine months of 1997 amounted to $3.9 million vs. $3.6 million in the comparable period in 1996, an increase of $300,000. Revenues for the first nine months of 1997, were principally derived from fees collected in relation to a preliminary license agreement completed with Vattenfall under which Vattenfall exercised its right for a license to establish and operate the Electric Fuel infrastructure for the territory of Sweden, Denmark, Norway, Finland and St. Petersburg, Russia. Additional revenues related to Vattenfall will be recognized only after a definitive license agreement has been signed. It is currently anticipated that the definitive license agreement will only be executed after the successful conclusion of joint venture negotiations with the Deutsche Post (see discussion in "Liquidity and Capital Resources" below). Additionally, the Company continued to recognize revenues relating to its activities in the Deutsche Post Field Test program. The balance of the revenues in connection with the Field Test is expected to be recognized during the fourth quarter of 1997. Revenues from the Field Test are expected to decrease in 1997, in comparison to prior years, in which the Field Test revenues were primarily recognized. The Company completed recognition of revenues from Phase 2 of its agreement with STN Atlas Elektronic GmbH (STN) to develop a high power zinc oxygen battery for torpedoes. In addition, the Company recognized revenues from the supply of batteries and equipment to Edison. Revenues for the first nine months of 1996 were principally derived from activities relating to the Deutsche Post Field Test program. Additionally, the Company completed recognition of revenues related to phase 1 of its development program with STN.

EXPENSES

Research and development expenses and cost of revenues were $8.4 million in the first nine months of 1997 vs. $10.3 million in the comparable period in 1996. The Company believes that, given the Company's stage of development, it is not, at this time, meaningful to distinguish between R&D expenses and cost of revenues. The decrease in expenses of $1.9 million from the first nine months of 1996 was principally attributable to a reduction of expenses in connection with the Deutsche Post Field Test, particularly the costs of the construction of the regeneration plant in Bremen, and production costs related to the supply of batteries for the Field Test. This overall decrease was partially offset by increased R&D expenses, both for electric vehicles as well as for batteries for portable electronic devices. With regard to the Company's R&D program, the Company's 1997 grant application has been approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade. The total grant approved for 1997 amounts to approximately $1.9 million. During the first nine months of 1997, $1.8 million of royalty-bearing grants were recognized, including an increase of $582,000 in grants in connection with the Company's 1996 research and development program. During the first nine months of 1996, $908,000 of royalty-bearing grants were recognized, which reduced R&D expenses during this period. Expenses related to the Field Test are expected to continue through the end of 1997 as the Company continues to operate the Bremen regeneration plant, and service Field Test vehicles. In addition, R&D expenses are expected to continue to rise as the Company expands its engineering efforts for electric vehicle development, and uses its resources to research and develop batteries for portable electronic devices.

The provision for anticipated program losses previously recorded by the Company reflects the program losses currently estimated by management and accordingly no increase to the provision was recorded in the first nine months of 1997. In the future, however, the provision may be increased to reflect any revised estimates of project costs or any costs related to terminating the program if no definitive agreement is reached between the Company and the Deutsche Post (see discussion in "Liquidity and Capital Resources" below). The balance of the provision for the uncompleted portions of the program, including potential termination costs, amounts to $2.2 million as at September 30, 1997. The overall provision includes cost estimates based on the Company's production experience to date for the supply of batteries and battery-vehicle interface equipment, the estimated service expenses for the Field Test fleet and costs related to the 100 kg/hour regeneration plant in Bremen, Germany which is supporting the Field Test vehicles in service at September, 1997. To date, the costs of the Field Test incurred by the Company have exceeded the related program budgeted amounts by more than 20%, and during 1996, the Company, pursuant to the terms of the Field Test Partners Agreement, entered into discussions to obtain additional funding from the Deutsche Post. To date, the Company has not obtained any such funding. Accordingly, the Company anticipates that only a limited number of vehicles will continue to be tested through the fourth quarter of 1997. In the fourth quarter of 1996, the Deutsche Post requested that the Company refund the sum of approximately DM 1.8 million (approximately $1.0 million) representing milestone payments on account of Opel batteries, which are the subject of a dispute between the Deutsche Post and the Company. The advances were made in accordance with mutually agreed contractual milestones, previously acknowledged by the Deutsche Post as having been achieved, and therefore the Company does not believe that it is required to refund any of the payments. However, until the resolution of this issue, the Company has eliminated the payments from its budgeted Field Test revenues, in addition to other anticipated revenues related to the supply of the Opel batteries.

Selling, general and administrative expenses rose in the first nine months of 1997 to $3.0 million vs. $2.5 million in the comparable period in 1996. This increase was primarily attributable to increased salaries, fees and allocated overhead expenses with respect to the expanded geographic scope of the Company's activities including the United States, Scandinavia, and the Far East, as well as increased severance accruals, incurred during the first quarter of 1997, resulting from annual cost of living increases to certain named executive officers. The Company expects further increases in selling, general and administrative expenses, particularly with respect to marketing expenses, as the Company continues to focus efforts in these new geographic areas.

LIQUIDITY AND CAPITAL RESOURCES

During the second quarter of 1997, the Company and Deutsche Post executed a letter of intent agreeing to enter into negotiations for the establishment of a joint venture entity that would provide the necessary financial and technological resources in order to continue to develop and successfully commercialize the Electric Fuel System in certain European regions. Pursuant to the Letter of Intent, the parties agreed to negotiate a definitive agreement by September 30, 1997. During September, the parties agreed to extend the timetable for negotiations until December 31, 1997. The Letter of Intent does not resolve the funding problems associated with the Field Test, which would only be resolved during the course of, or subsequent to, the negotiations on the joint venture. In addition, the Company expects to resolve the dispute with respect to the Opel refund as part of these negotiations. It is anticipated that following a definitive agreement, the Field Test program would be modified and that the joint venture entity would succeed to certain rights and obligations of the Company with respect to the Field Test. There can be no assurance that a definitive agreement will be reached. In the event a definitive agreement is not reached by December 31, 1997, the Letter of Intent will automatically terminate (unless extended further by the parties). Both the Deutsche Post and the Company have indicated that they expect not to continue the Field Test after this date if no definitive agreement is reached.

Total consideration to the Company, under its current contractual arrangements, for the batteries, equipment and services to be supplied in connection with the Field Test (including DM 1.0 million from Vattenfall ) is expected to be DM 22.0 million (approximately $14.5 million), less a contribution to the costs of the Field Test by the Company of DM 7.0 million (approximately $4.6 million), leaving a net balance of approximately DM 15.0 million (approximately $9.9 million). However, in connection with the Company's discussions with the Deutsche Post with respect to the Opel batteries, the Company has reduced anticipated revenues related to the supply of batteries from its budgeted Field Test revenues, resulting in a reduction of anticipated net project revenues to DM 12.2 million (approximately $8.3 million) The Company has recognized to date approximately 88% of the Field Test revenues. The remaining revenues and expenses related to the Field Test are expected to be recognized during the fourth quarter of 1997.

The Company expects that, in connection with its ongoing efforts in the engineering and commercialization of the Electric Fuel System, and in connection with its efforts to research and develop batteries for portable electronic devices, the Company's research and development, operational and selling, general and administrative expenses will continue to increase.

As of September 30, 1997, the Company had cash, cash equivalents and financial investments of approximately $18.8 million compared with $24.0 million as of December 31, 1996.

The Company used available funds in the first nine months of 1997 primarily for continued research and development expenditures, the advancement of its commitments with regard to the Field Test, and other working capital needs. The Company increased its investment in fixed assets by $400,000 to $9.2 million during the nine months ended September 30, 1997. Fixed assets include $3.2 million related to the value of the Bremen facility after its use in the Field Test, based on construction costs to date.

The Company presently has a line of credit with the First International Bank of Israel Ltd. ("FIBI") (the "Credit Facility"). Borrowings under the Credit Facility bear interest at FIBI's prime rate + 2% per annum, are unconditionally guaranteed by Electric Fuel Corporation ("EFC") and are secured by a pledge of foreign currency deposits in the amount of NIS 750,000 (approximately $214,000). Additionally the Credit Facility imposes financial and other covenants on EFC and EFL and presently expires on January 31, 1998, at which time the Credit Facility will be reviewed for renewal by FIBI. The Credit Facility provides EFL with a line of credit in the maximum principal amount of NIS 3.8 million (approximately $1.1 million), which can be used as credit support for various obligations of the Company, and enables EFL to enter into up to U.S. $ 4.0 million in currency hedging forward contracts with a 5% collateral requirement. As of September 30, 1997 the bank had issued letters of credit and bank guarantees totaling approximately $324,000. At the present time, the Company is not engaged in any hedging activities.

The Company has no long term debt outstanding and expects that its cash flow from operations, together with present cash reserves and amounts available under the Credit Facility, will be sufficient to fund the Company's projected activities through the fourth quarter of 1998. While the Company is negotiating expanding the relationship with Deutsche Post for continued development and commercialization of the Electric Fuel System, as well as for additional funding to support the Field Test, there can be no assurance that the Company will be successful in its negotiations or be able to obtain any such funding. If an agreement with the Deutsche Post is not reached, the Company may decide to scale back certain of its efforts in the Electric Vehicle business. Moreover, if the Field Test or the ongoing commercialization discussions are successful and Deutsche Post, or any other `participant in the Field Test, begins to convert all or a portion of their fleets, to the Electric Fuel System, the Company could be required to produce batteries in increased quantities as well as to construct new regeneration and refueling facilities or expand its existing facility to commercial capacity. Additional strategic alliances may also require the establishment or expansion of facilities in Israel or elsewhere. In addition, the Company may determine that it should invest in certain programs, such as additional electric vehicle demonstration programs, which it believes will advance the development and commercialization of the Electric Fuel System. The Company is also using its resources to research and develop other applications exploiting its proprietary technology, including batteries for portable electronic devices. Accordingly, the Company may be required to seek additional funding or pursue other options, such as joint ventures with Field Test partners or others. The Company continues to consider financing alternatives when presented and, if financing becomes available on satisfactory terms, including price, the Company may obtain additional funding, including through the issuance of equity securities.

PART II

ITEM 4.

1.   Annual meeting took place on July 14, 1997
2.   Directors elected (class III) - Robert S. Ehrlich and Harvey M. Krueger
3. Directors whose term of office continued after meeting (Class I and II) Yehuda Harats, Dr. Jay M. Eastman, Leon S. Gross, Jack E. Rosenfeld and Lawrence M. Miller.

1.   Election of two Class III Directors.


                                       FOR              WITHHELD
                                       ---              --------

            Robert S. Ehrlich          9,798,463        2,717,954
            Harvey M. Krueger          9,800,863        2,715,554


2.   Proposal to fix the number of Class III directors at two


            FOR              AGAINST            ABSTAIN         UNVOTED
            ---              -------            -------         -------

            10,116,363       2,385,704          14,350          0


3.   Proposal to amend the 1993 stock option and restricted stock purchase plan.


            FOR              AGAINST            ABSTAIN         UNVOTED
            ---              -------            -------         -------

            7,233,605        3,120,069          101,965         2,060,778


4. Ratification of the appointment of Kesselman & Kesselman, a member of Coopers & Lybrand (International), as independent accountants of the company.


            FOR              AGAINST            ABSTAIN         UNVOTED
            ---              -------            -------         -------

            12,447,310       61,057             8,050           0


ITEM 6.

1.   No reports on Form 8-K were filed during the third quarter of 1997.

================================================================================

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ELECTRIC FUEL CORPORATION

                                       (Registrant)

                             By:       /s/      Robert S. Ehrlich
                                       --------------------------

                                       Name:    Robert S. Ehrlich

                                Title:   Chairman of the Board and
                                          Chief Financial Officer

Dated:   November 7, 1997