Form 10-K
period 1997-12-31
ELECTRIC FUEL CORP
filed 1998-03-31
CIK 916529

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended: DECEMBER 31, 1997
                                      OR
           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the transition period from________to_________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[_].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 16, 1998 was approximately $20,296,091 (based on the last sale price of such stock as reported by The Nasdaq National Market).

As of March 16, 1998, 14,229,003 shares of registrant's Common Stock, $.01 par value per share (the "Common Stock"), were issued and outstanding.

PART I

ITEM 1.   BUSINESS
GENERAL

     Electric Fuel Corporation ("EFC" or the "Company") is engaged in the design, development and commercialization of an innovative, advanced zinc-air battery. To date, the main application for the Company's technology has been a system for powering zero emission electric vehicles. In part, because the market for electric vehicles has not demonstrated previously anticipated levels of growth in 1997, the Company began a strategic shift to actively expand its activities in non-electric vehicle applications for its zinc-air battery technology. The Company intends to establish its proprietary zinc-air batteries as the industry leader in the markets for portable electronic devices, electric vehicles, safety products and defense applications.

     The Company's high-energy, high-power zinc-air battery is composed of a zinc-anode and an air (oxygen reduction) cathode. During discharge, oxygen from the air is electrochemically reduced to hydroxide ions at the cathode, and zinc at the anode is consumed by conversion to zinc oxide. While zinc-air technology has been in use for over a century, the Company has developed unique technology that provides its batteries with enhanced performance in both power and energy at a low manufacturing cost.

     To fully utilize its zinc-air battery technology for a wide selection of applications, at the end of 1997 the Company created three market related business units: Electric Vehicles, Consumer Batteries, and Defense and Safety Products.

     The Electric Vehicle division is continuing to focus on fleet applications of the zinc-air battery system with its partners in the United States, Europe and Asia. Pursuant to a Memorandum of Understanding, the division is also continuing development of a transit bus in cooperation with the Center for Sustainable Technology ("CST") in Las Vegas, Nevada, for the US transit market, and of new vehicle applications including an electric scooter battery for the Far East market.

     The Consumer Batteries division has been formed to pursue the increasing market interest in a primary single use battery as a substitute for the current heavier, more expensive, rechargeable batteries. Applications are expected to include batteries for cellular telephones, camcorders, laptop computers and other portable consumer electronic devices.

     The Defense and Safety Products division has been formed to continue to expand the development of other advanced uses of the battery technology, including a high-power zinc-oxygen battery for torpedoes and other military applications and an advanced portable zinc-air battery for the US Army. This division also oversees the Company's water-activated survivor locator light products for the airline and marine markets and is pursuing further development of the safety products business.

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

     The Company's R&D activities are primarily carried out by EFL at its facilities in Jerusalem and Beit Shemesh, Israel. The Company's facility in Bremen, Germany primarily facilitates the activities of the electric vehicle division in Europe. In May 1997, the Company opened a battery research and development facility in Auburn, Alabama. The Auburn facility is located in a newly constructed building near Auburn University. The facility builds and tests prototype cells and batteries.

BUSINESS STRATEGY

     Consistent with the formation of its three divisions, the Company is focusing its efforts on commercializing its technology in three main areas: electric vehicles, consumer electronics and defense and safety products.

     The Company's strategy is to market its Electric Fuel System for electric vehicles (the "Electric Fuel Electric Vehicle System") initially to large commercial and mass transit fleet operators. The Company believes that environmental concerns, recently enacted and proposed legislation create significant incentives for fleet operators to use electric vehicles, and that the Electric Fuel Electric Vehicle System is particularly suitable for fleet operations. Governmental action continues in the United States, and the Company believes this will create incentives for fleet operators and primarily bus and mass transit operators to introduce electric vehicles into their fleets. In the Far East, proposed legislation affecting scooters creates a significant market for electric scooters. The Company intends to strengthen existing and to develop new networks of strategic alliances with fleet operators, companies engaged in energy production and transportation, automobile manufacturers and others in order to establish the infrastructure necessary for further development and commercialization of the Electric Fuel Electric Vehicle System.

     For its consumer battery technology, the Company intends to manufacture cells and assemble batteries, and work with strategic partners on marketing, sales and distribution. Strategic partners for cell phone batteries may include cell phone manufacturers, battery producers and assemblers, cellular phone service providers and consumer goods distributors.

     The Company expects that defense products will be developed for, and sold by, prime contractors or directly to military and defense agencies. The Company will continue to seek new applications for its technology in defense projects.

     For its safety products, the Company intends to continue to work with large distributors which specialize in this market. The Company is investigating several new applications for its water activated battery technology, including for use in marine life jackets.

THE ELECTRIC VEHICLE DIVISION

     The Electric Vehicle division focuses on fleet applications of the zinc-air battery system with its partners in the United States, Europe and Asia.

THE COMPANY'S ELECTRIC FUEL ELECTRIC VEHICLE SYSTEM
---------------------------------------------------

     The Electric Fuel zinc-air energy system consists of an in-vehicle, zinc-air battery composed of a series of zinc-anode cassettes; a battery exchange unit for fast vehicle turn-around; an automated battery refueling system for mechanically replacing, rather than electrically recharging, depleted fuel cassettes; and a regeneration system for recycling the depleted fuel cassettes. With its proprietary air cathode and zinc anode, the zinc-air battery delivers a combination of high energy density and high power density, which together power electric vehicles with speed, acceleration, and range like those of conventional vehicles.

     The Electric Fuel zinc-air battery system for powering electric vehicles offers significant advantages over other electric vehicle batteries, making it ideal for fleet and mass transit operators. Fleet operators require a long operating range, large payload capacity, operating flexibility, all weather performance, fast vehicle turnaround, and competitive life-cycle costs. Electric Fuel powered full-size vehicles, capable of long-range, high-speed travel, fill the needs of the transit operators, in all weather conditions, with cost effective fast refueling. An all-electric, full-size bus, powered by the Electric Fuel system can provide transit authorities a full day's range for both heavy duty city and suburban routes in all weather conditions.

     In field trials with major European entities, the Company is demonstrating the commercial viability of the battery system by regularly driving 300 to 400 km in actual drive cycles. In 1996, an Mercedes-Benz MB410 van powered by the Electric Fuel zinc-air battery crossed the Alps and traveled from Chambray, France over the Moncenisio Pass and continued to the Edison zinc-air regeneration plant in Turin, Italy. The 152 mile (244 km) drive included a 93 mile (150 km) continuous climb over mountainous terrain in which the vehicle climbed over 4950 feet (1500 meters) to reach the summit at 6874 feet (2083 meters), using only 65% of the battery's capacity. In November 1997, the Company powered a Mercedes-Benz MB410 van from central London to Central Paris on a single charge, a distance of 272 miles (439 km), not including the transport through the English Channel Tunnel.

MAJOR PROGRAMS AND STRATEGIC PARTNERSHIPS
-----------------------------------------

     The Company has formed several strategic partnerships and is engaged in demonstration programs in various locations with respect to the Electric Fuel Electric Vehicle System.

Germany - The Deutsche Post
---------------------------

     In a field test managed by the German postal service, the Electric Fuel Electric Vehicle System is being tested by the Deutsche Post in vehicles powered by the Electric Fuel battery in Bremen, Germany (the "Field Test"). The Field Test is managed by Deutsche Post to conduct a representative operating test of the Electric Fuel Electric Vehicle System. Only vehicles powered by the Electric Fuel Electric Vehicle System are being tested. In addition to Deutsche Post, participants in the Field Test currently include Vattenfall AB, the largest utility in Sweden, the Swedish postal service, as well as German industrial suppliers Mercedes-Benz AG, and Webasto AG Fahrzeugtechnik, an automotive parts manufacturer ("Webasto"). A consortium of South African companies led by ESKOM, the South African utility company, has also joined the Field Test as an Associate Partner and is considering a demonstration project in South Africa. To date, over 40,000 kilometers have been logged on electric vehicles in the Field Test.

     In December 1997, the Company and Deutsche Post agreed to extend the Field Test through May 1998. Deutsche Post, subject to the satisfaction of certain conditions, has also agreed to fund the additional operating costs for this period. Deutsche Post has stated that it will decide in June 1998, on the basis of its own requirements and at its discretion, whether it deems the Field Test successful, and whether or not it intends to accept it for use in its fleet. The Company believes that acceptance of the Electric Fuel Electric Vehicle System by Deutsche Post for its fleet is a key factor with respect to the Company's efforts to commercialize the Electric Fuel Electric Vehicle System in Europe. There can be no assurance, however, that Deutsche Post will deem the Field Test to have been successful and, even if they do, they may not accept the Electric Fuel Electric Vehicle System as a powering system for a substantial portion of its fleet.

Germany -- Krupp UHDE
---------------------

     The Company has a three year agreement, terminating February 1999, with Krupp UHDE under which both companies will cooperate in the joint development and marketing of Electric Fuel regeneration plants during the term of the Field Test. Additionally, the Company and Krupp UHDE have entered into an agreement which provides for a cooperative marketing arrangement for commercial Electric Fuel regeneration plants in Germany, Austria, Switzerland, Belgium, Luxembourg and The Netherlands. This cooperation agreement is for an exclusive basis until five years after the completion of the Field Test and will terminate in the year 2011. Pursuant to this agreement, the Company is entitled to receive fees on a per transaction basis based on Krupp UHDE's revenues related to the sale of regeneration plants as well as recurring fees from the purchasers of these plants.

Italy --  Edison
----------------

     In May 1993, the Company entered into an exclusive license agreement (pursuant to the exercise of an option granted in 1991) with Edison, Italy's leading private operator in the field of electric energy production. Pursuant to this license, which terminates in 2008, Edison is authorized to manufacture, use and sell Electric Fuel Vehicle batteries, Refueling Systems, Regeneration Systems and related services based on the Company's technology in Italy, France, Spain and Portugal. The license also grants Edison non-exclusive license rights for the sale of Electric Fuel battery systems and related services to Deutsche Post and Deutsche Telekom, if the Company has first sold in excess of an aggregate of 250 batteries to those customers.

     As part of the license agreement, Edison agreed to cooperate in a development program which will cover a maximum of four years commencing in December 1996. During this four-year period, Edison will purchase from the Company batteries and related components and services in an amount up to $4.0 million, but not less than 600 million Italian lira (approximately $341,000) per year. In October 1996, the Company agreed to offset the $4.0 million obligation by an amount equal to the amount of certain prior payments made by Edison to the Company of approximately $2.0 million with respect to the purchase of products and services from the Company in connection with Edison's activities to date. Edison's present commitment has therefore been reduced to $2.0 million. After the earlier of (x) the end of the four-year period or (y) Edison selling at least 150 battery systems in any consecutive four-month period, the cooperation described above will terminate and Edison will be obligated to purchase from the Company no less than 35% of all battery cells required by it for manufacturing battery systems and no less than 20% of the refueling systems it requires so long as the Company is able to provide these products at prices competitive with Edison's internal costs of producing these products itself. There can, however, be no assurance that the Company will be able to produce such components in a manner that will make such sales profitable to the Company. The license expires in the year 2008, and Edison is under no obligation to exploit the Company's technology.

     Through December 31, 1997, the Company had reported revenues from Edison of $7.2 million for a licensing fee, the supply of prototype batteries and other system components, a refueling system and a pilot 10 kg/hour regeneration plant. In accordance with the license agreement, Edison has agreed to pay the Company royalties on net sales of products and services incorporating the Company's technology, after those sales exceed $10 million, at the following rates: 5% on net sales over $10 million up to $100 million; 4% on net sales over $100 million up to $125 million; 3% on net sales over $125 million up to $150 million; and 2% on net sales over $150 million.

Sweden -- Vattenfall
--------------------

     Contemporaneously with the Field Test in Bremen, Vattenfall AB and the Swedish postal service, Posten Distribution AB, have been operating two of the Field Test vehicles in Sweden. For this purpose, Vattenfall has contracted with the Company to purchase Electric Fuel Vehicle batteries, identical to those being used in the Field Test. The Company has agreed to provide refueling and regeneration services to Vattenfall from the 100 kg/hour regeneration plant in Bremen.

     In April 1997, the Company completed a rights agreement with Vattenfall, under which Vattenfall exercised its right for a license to establish and operate the Electric Fuel infrastructure for the territory of Sweden, Denmark, Norway, Finland and St. Petersburg, Russia. While a definitive license agreement has not yet been signed, the rights agreement covers the main elements of the license agreement and the future development of the Electric Fuel Electric Vehicle System in the Scandinavian market. If executed, the agreement would run for 25 years and allow Vattenfall, for payment of royalties and certain other considerations to Electric Fuel, the exclusive right to commercialize the Electric Fuel Electric Vehicle System. Vattenfall would then have the exclusive right to own and operate regeneration plants, to run and operate refueling and battery exchange stations and to distribute Electric Fuel batteries in the above described territory. Execution of the definitive license agreement will be decided upon by Vattenfall only after completion of the Field Test in May 1998.

Israel -- Israel Electric Corporation
-------------------------------------

     During the fourth quarter of 1996, the Company and the Israel Electric Corporation ("IEC") entered into an agreement (the "IEC Agreement") pursuant to which the Company and IEC agreed to cooperate with respect to a demonstration program for and marketing of the Electric Fuel Electric Vehicle System in Israel. Pursuant to the IEC Agreement, IEC was also granted the exclusive license for sales of Electric Fuel and the provision for zinc-air battery refueling and regeneration services in Israel, Egypt, Jordan, Lebanon, Syria and the Palestinian Authority. In addition, IEC has agreed to pay to the Company royalties based on a percentage of revenues related to the license after June 30, 1999. The IEC Agreement also provides a right of first refusal to IEC with respect to similar licenses covering Saudi, Arabia, Iraq, Iran and the United Arab Emirates. The IEC Agreement may be terminated by either party for breach and by IEC, in any event, upon 60 days notice to the Company. IEC has paid the Company $960,000 in connection with the IEC Agreement. IEC will be test driving one Mercedes-Benz MB410 van in Israel during 1998.

The Netherlands
---------------

      Electric Fuel, pursuant to a Memorandum of Understanding, is working on a program for the Province of Gelderland, the largest province in Holland, to utilize the Electric Fuel Electric Vehicle System in passenger van "train-taxis", cabs which transport people between train stations and their final destinations. The program is managed by KEMA, an international consulting and management organization which specializes in electric energy systems. Other project partners include electric utility companies NUON of Holland and Vattenfall of Sweden. One Mercedes-Benz Vito passenger van was converted to an electric drivetrain and was presented at the World Sustainable Energy Trade Fair in Amsterdam in May 1997, where the Company exhibited its technology. This vehicle is currently undergoing final modifications at Mercedes-Benz to accept Electric Fuel batteries.

THE UNITED STATES
-----------------

Electric Power Research Institute
---------------------------------

     In 1997, the Company and the Electric Power Research Institute, the research and development organization for the electricity industry, signed a memorandum of understanding for a phased program to collaborate in the development and commercial introduction of the Electric Fuel technology in North America. In accordance with the memorandum of understanding, a preliminary study was performed by EPRI in cooperation with Electric Fuel to establish principal markets for the Electric Fuel vehicle battery system. EPRI is now conducting an assessment of fleet market acceptability of the Electric Fuel zinc-air batteries. EPRI is also conducting a program to investigate the economic feasibility of establishing a zinc regeneration infrastructure in specific US geographic regions, assess the environmental impact of the technology and its infrastructure, verify performance of the zinc-air battery system in a certified laboratory and test the performance of the battery under actual use conditions in the United States.

New York Power Authority
------------------------

     The Company and the New York Power Authority signed a memorandum of understanding in 1997 for a joint program to introduce the Electric Fuel zinc-air battery system in the New York City area, concentrating at first on buses for mass transit. Under the program, Electric Fuel and the New York Power Authority have stated their intent to work together to secure local partners drawn from the private and public sectors who are interested in participating in the demonstration project. These include local business fleet operators, transit operators, environmental and government organizations.

     The Company and the New York Power Authority have also stated their intention to jointly undertake feasibility studies to determine the technical and financial viability of moving forward with a full-scale commercial operation to include construction of a zinc regeneration facility in New York City.

Center for Sustainable Technology
---------------------------------

     The Company and the Center for Sustainable Technology, L.L.C., have signed a memorandum of understanding to establish the first US-based Electric Fuel battery bus demonstration site in Las Vegas.

     Subject to receiving funding from the U.S. Department of Transportation, it is anticipated that the joint project will include outfitting, operating and maintaining a zinc-air powered bus in Nevada to demonstrate the practical applications of the Electric Fuel Electric Vehicle System in transit buses, and demonstrate the superior performance and convenience of the Electric Fuel Electric Vehicle System.


     The Center for Sustainable Technology and the Company plan to develop engineering requirements for a model zinc regeneration facility to refuel a fleet of electric vehicles. Electric Fuel and the Center for Sustainable Technology intend to form strategic alliances with both public and private organizations in Nevada to support this phase of the project. There can be no assurance, however, that such funding will be obtained.

JAPAN -- TOMEN CORPORATION
--------------------------

     The Company and Tomen Corporation have signed a cooperation agreement to introduce the Electric Fuel Electric Vehicle System in Japan and other locations in the Far East. Under the first phase of the agreement, the Company and Tomen will determine feasibility of advancing the zinc-air technology in Japan, including pursuing a demonstration project and researching the potential market requirements. Tomen is acting as Electric Fuel's exclusive marketing representative with industry, governmental and quasi-governmental organizations, and is researching the legal and regulatory requirements in Japan to commercialize the zinc-air technology.

     The Company and Tomen are also working to form strategic alliances with public and private organizations to support the program and advance the commercialization of the zinc-air battery.

COMPETITION
-----------

     The Company believes that its products must be available at a price that is competitive with alternative technologies, particularly those intended for use in zero or low-emission vehicles. Besides other battery technologies, these include "hybrid systems", which combine internal combustion engine, diesel engine, battery technologies, use of hydrogen, and regular or low pollution fuels such as gasoline, diesel, compressed natural gas, liquified natural gas, ethanol and methanol. Other alternative technologies presently use costly components, including use of fuel cells, supercapacitors, flywheels and catalytic removal of pollutants. These various technologies are at differing stages of development and any one of them, or a new technology, may prove to be more cost effective, or otherwise more readily acceptable by consumers, than the Electric Fuel Electric Vehicle System. In addition, the California Air Resource Board has expressed concerns to the Company about the infrastructure requirements of the Electric Fuel Electric Vehicle System as compared to battery technologies which use electrical recharging.

     The competition to develop electric vehicle battery systems and to obtain funding for the development of electric vehicle battery systems is, and is expected to remain, intense. The Company's technology competes with other battery technologies as well as with different zinc-air batteries and with advanced vehicle propulsion systems. The competition consists of development stage companies as well as major international companies, and consortia including such companies, including automobile manufacturers, battery manufacturers, and energy production and transportation companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than those of the Company.

     There are many entities, including governmental, quasi-governmental, non-profit and private organizations, involved in advancing research and development of electric vehicle and low emission vehicle technologies.

      In addition, several consortia have been formed to fund research on electric vehicle battery technologies which compete with the Company's battery technology, including the United States Advanced Battery Consortium ("USABC"), an organization that has funded to date a total of $260 million, which is financed by the United States Department of Energy, General Motors Corporation, Ford Motor Company, Chrysler Corporation, and the Electric Power Research Institute; the Advanced Lead-Acid Battery Consortium, funded by North American lead manufacturers; and the New Energy Development Organization, a Japanese consortium funded by the Japanese government and certain Japanese battery manufacturers. The Company believes that competing zinc-air battery technologies are at a much earlier stage of development, not just in terms of size and number of cells, modules and demonstrations in electric vehicles, but also in terms of the scale of development effort.

     The Company believes that the Electric Fuel Electric Vehicle System exhibits a combination of performance characteristics superior to those of other electric vehicle battery technologies that are currently commercially available or, to the Company's knowledge, currently under development. Electric vehicle performance requirements that are likely to be established by fleet operators will include vehicle range, load capacity, speed and acceleration characteristics, refueling/recharging time and operating cost per mile.

     An area of increased development has been that of fuel cell powered vehicles, spearheaded by the Ballard Corp.'s solid polymer electrolyte hydrogen-air fuel cell program. The Company considers that intrinsic problems of this system, covering costs of the precious metal catalysts and other cell components such as the polymer membrane, as well as the development of a safe and compact method of storing the hydrogen fuel (or successfully generating it via a reformer from a conventional alternative liquid fuel), could delay implementation of this system for several years. Significant investments in this technology have been made by major automobile companies (i.e., Mercedes-Benz, Ford, General Motors, and Chrysler Corp.)

     Progress achieved by rival electric vehicle systems may have an adverse effect on acceptance of the Company's electric vehicle battery technology.

MARKETING
---------

     The Company plans to seek to expand its existing strategic alliances in Europe, the United States and in the Far East, benefiting from experience gained in connection with the Field Test and its alliances with the Deutsche Post, Edison, Vattenfall and KEMA. The Company also intends to seek support of government agencies, electric utilities and zinc manufacturers.

CONSUMER BATTERY DIVISION

     The Consumer Batteries division is pursuing the increasing market interest in a primary battery as a substitute for the current heavier, more expensive, rechargeable batteries. Applications include batteries for cellular telephones, camcorders, laptop computers and other portable consumer electronic devices.

PRODUCTS
--------

     The Company is currently developing a series of primary, prismatic, zinc-air cells for use in battery packs for cell phones. The Company has produced prototype cells for the three most popular models of cell phones -- the Motorola MicroTAC type , Nokia 2100 series and the Ericsson 600. The Company believes these batteries will offer competitive advantages in performance, convenience, price, safety and recycling.

     According to Hershel Shostek and Associates, an independent research firm, at the end of 1997 there were over 200 million subscribers for cellular phones worldwide, with projected growth to almost 800 million users by the year 2003. The Company believes that a significant number of these users will purchase primary batteries for their cell phones as an accessory or back-up for their
rechargeable batteries.   Consumer acceptance of a primary battery for cell
phones is expected to increase as more cell phone networks have become digital and cell phones power requirements is decreasing. Based on a digital cellular network with a new generation lower power cell phone, tests have demonstrated that Electric Fuel batteries could provide up to four weeks of power at standby and 15 hours of talk time.

Battery Performance
-------------------

     Electric Fuel Batteries deliver a unique combination of high energy density and high power density which provides superior performance in cell phones, camcorders and notebook PCs. The Company believes it can achieve an improvement factor of 3-4 times against any available rechargeable battery made for these products. The Company believes this power feature is the reason many consumers will use a primary (single use) battery.

     In Company testing, an Electric Fuel battery for analog cellular phones has exhibited capacity of 2.65Ah, equivalent to over six hours of "talk time" in analog cellphones. This is three times more time than currently available Li-ion battery provides with equal battery pack dimensions. The Electric Fuel battery also weighs one third less than the Li-ion battery. The Company has developed a specification of a battery for a leading notebook computer with a capacity of 110Wh, compared to 30-35Wh for most Li-ion rechargeable batteries for notebook computers.

Convenience
-----------

     Electric Fuel Batteries are expected to provide the same kind of convenience for cell phones and notebook PCs that "AA"s provide to "walkman" type cassette/CD players and pagers. A typical user will be able to use a digital cellular telephone for up to four weeks with a single battery. The Company's batteries are expected to be small, lightweight and available in multiple retail channels. With an expected two year shelf life, the Company's batteries can be kept in a briefcase, purse, desk drawer, glove compartment, etc. and always be fully charged and ready to use.

MARKETING

     The Company's objective is to become a leading provider of primary battery cells and batteries for portable electronic devices(PED's), initially for cell phones. To achieve that objective, the Company intends:

     (1) to develop a network of strategic alliances with OEMs of these products, as well as companies engaged in the distribution & retailing of these products, battery manufacturers and others;

     (2) to initially market battery cells, made by the company, to large OEMs who build and bundle the primary batteries with new product shipments and then distribute batteries to the installed base of consumers through traditional and emerging retail channels;

     (3) as costs come down and market acceptance increases, the Company intends to market cells and batteries through various consumer distribution channels and seek strategic relationships with leading consumer battery manufacturers; and

     (4) to develop a "power by Electric Fuel" brand name recognition program with OEMs and the battery manufacturers.

     The Company's business strategy is based on selling high performance, zinc-air cells and batteries to customers including OEMs such as leading cellular telephone manufacturers worldwide; and carriers and cellular phone providers, as well to private-label battery manufacturers and distributors of cellular products and accessories.

     The Company believes that initial penetration of primary batteries into these markets will depend on receiving initial orders for the cells from OEMs. Thereafter, with increasing consumer awareness and demand, consumer product companies can be approached. The Company's primary target is the cell phone market. The Company believes that after some initial success with a primary battery in the cell phone market, camcorders and notebook PCs batteries can be introduced to the market as well.

     The Company believes that the market for primary batteries for these devices is not significant today principally because current primary batteries don't provide significant performance or weight advantages to make such a product acceptable to consumers. The Company believes that its primary zinc-air cells, with three or four times more performance combined with lighter weight match the requirements of the marketplace. The Company further believes that consumer acceptance is reasonably assured as most other portable electronics (such as walkman-type cassette players and electronic handheld games) are operated with primary batteries, as do nearly all household items such as cameras, watches and flashlights, etc.

     The Company believes that long life, primary batteries for these devices offer significant advantages to both OEMs, service providers and consumers. Consumers will benefit by having additional operating time and features, OEMs will benefit by being able to offer PED's with enhanced features and by selling a frequently purchased, branded product (the batteries). Service providers, especially cellular carriers will benefit by an increase of "minutes of use" by subscribers.

     The Company projects two sources of sales for primary batteries for cellular phones: batteries shipped with new handsets and batteries sold into the installed base.

DISTRIBUTION
------------

     The Company does not intend to be directly involved in the distribution of batteries to the consumer. Rather, batteries are expected to be distributed through two channels. The first is distribution of cell phone batteries bundled with new handsets sold by OEMs, in order to reach both new customers and current customers who are purchasing new equipment. The retail end of this channel has traditionally been resellers and specialty outlets. In addition, cellular equipment and service is increasingly becoming available at mass merchants. The second channel of distribution is by third party distributors who sell to retailers from mass merchants to regional and local supermarkets and convenience stores and specialty retailers (such as airport shops).

     Marketing for batteries, both primary and rechargeable has evolved and expanded during the past year. Large battery companies are entering the mass channels of distribution with branded name rechargeable batteries for cell phones & notebook PCs. These companies are targeting the traditional retail channels for alkaline batteries to sell rechargeable batteries for cell phones and notebook PCs. As these retailers begin selling rechargeables for cell phones and notebook PCs, the Company belives there will be a similar opportunity to market a primary battery for cell phones and notebook PCs in these outlets.

COMPETITION
-----------

     The Company's batteries will compete with both rechargeable and primary battery packs. Competing rechargeable batteries include nickel-cadmium, nickel-metal-hydride and lithium-ion. Alkaline batteries are making an initial appearance in the market for primary batteries for cellular phones. The companies offering these competing technologies have substantially greater resources than the Company. The Company believes its batteries will offer competitive advantages in performance, convenience, price, safety and recycling.

DEFENSE AND SAFETY DIVISION

     The Defense and Safety Products division is continuing to expand the development of other advanced uses of the battery technology, including a high-power zinc-oxygen battery for torpedoes and an advanced portable zinc-air battery for the US Army. This division also oversees the Company's water-activated survivor locator light for the airline and marine applications and will pursue further development of the safety products business. The Company was recently awarded a contract from Israel's Ministry of Defense to develop an advanced zinc-air battery for a propulsion system. The first phase of the contract will run through the end of 1998.

DEFENSE

     In recent years, the Company has undertaken a number of funded, defense-related research and development projects related to its zinc-air battery technology. These projects, in the Company's opinion, can expand its future product line while allowing it to exploit the technology synergies between these development projects and the Company's other zinc-air battery development programs.

PROJECTS
--------

     In December 1997, the Company was awarded a contract from the US Army's Communications-Electronics Command (CECOM) to develop an advanced primary zinc-air battery. The contract runs from January 1, 1998 through June 30, 1999.

     Under the terms of the contract, the Company is required to deliver ten prototype battery packs of at least 400 watt-hours each. CECOM has set 400 watt-hours per kilogram as the minimum specific energy content of the prototype batteries to be delivered under the contract. Electric Fuel was one of three companies selected to perform the development work, along with Rayovac Corp. and Eagle Picher Industries, Inc.

     The battery is to be developed initially for portable forward field chargers, and is later to be adapted for other field applications such as backpack (wearable) and man-portable power sources and chargers.

     The primary zinc-air battery cell under development for the Army is similar to the cell being developed by the Company for consumer battery applications, and therefore the Company intends to pursue additional military contracts for primary zinc-air battery development.

     The Company concluded the work on a second development contract for its compact, high-power zinc-oxygen battery for torpedo propulsion in July 1997. This contract with STN Atlas Elektronik GmbH of Hamburg, Germany,

(STN ATLAS) which ran from July 1996 through July 1997, was a follow-up to the first contract with STN ATLAS, which ran from July 1995 through June 1996.

     STN ATLAS is the prime contractor to the German Defense Ministry for a new generation of heavyweight torpedo, and Electric Fuel's zinc-oxygen technology is being considered by STN ATLAS as a possible technology for a future version of the torpedo.

MARKETING
---------

     With shrinking defense budgets in most Western countries, less funds are being made available for research and development. The defense establishment in many countries, including the US, is looking to adopt so-called dual-use technologies, i.e., technologies that are produced for commercial markets and that can be adapted to military specifications with a minimum of expenditure. The Electric Fuel zinc-air technology fits this latter requirement, as the batteries being developed for military applications are similar to the batteries that Electric Fuel has developed and continues to develop for the electric vehicle and consumer battery markets.

     Because the Electric Fuel technology appears capable of achieving energy and power densities in combinations heretofore unachieved by other battery technologies, it appears that there may be a sustainable market for the Company's products in the military following the development stages. Obviously, the Company's chances of success in the military markets would be adversely affected should alternative battery technologies prove capable of achieving similar performance levels.

COMPETITION
-----------

     The Company's primary zinc-air battery competes with both primary and secondary batteries for portable military applications.

     Other primary batteries available to the military market include zinc-manganese dioxide (i.e., the same as commercial alkaline batteries), lithium-sulfur dioxide, lithium-thionyl (or sulfuryl) chloride, and lithium-manganese dioxide, as well as zinc-air. The lithium batteries are inherently more hazardous than the zinc batteries. Greater disposal problems are presented for lithium than for zinc. Lithium batteries are also more costly.

     All of the lithium technologies have higher energy densities than the zinc-manganese dioxide (which can reach about 125 Wh/kg). However, both lithium-sulfur dioxide have energy densities in the range of 240 - 270 Wh/kg, while the Company's zinc-air is projected to attain 400 Wh/kg in the project funded by US Army CECOM. Lithium sulfuryl chloride can reach as high as 450 Wh/kg, but is suitable only for low rate discharge and cannot provide the continuous power densities demanded by the mililtary for applications such as the CECOM forward field charger.

     Primary zinc-air development contract have also been awarded by the US Army CECOM to two other battery manufacturers. Successful development of primary zinc-air cells by either of the other companies could adversely affect the Company's ability to market its product in military markets.

     The Company's high-power zinc-oxygen battery technology competes with primary and secondary silver-zinc batteries, and with developmental aluminum-silver oxide batteries.

     Silver-zinc batteries are produced by other battery manufacturers, and are commonly used for underwater propulsion and torpedo propulsion. Cost of producing and maintaining such batteries is high, and the zinc-oxygen battery can yield somewhat higher energy and power densities.

     The aluminum-silver oxide battery has been developed by SAFT and Friwo Silberkraft and has been implemented in a lightweight torpedo, but scaling up to heavyweight torpedo size has been reported to be complicated because of the electrolyte circulation systems.

SAFETY PRODUCTS

     In 1996, the Company began to produce and market products for the aviation and marine safety and emergency markets.

Products
--------

     The first safety product commercialized by the Company is the model WAB-H12 Survivor Locator Light (SLL), which is a battery-powered light used to locate survivors of airplane or boat accidents in the water. The battery itself is activated by immersion in water. The SLL is typically attached to life vests, life rafts, and similar flotation devices by the manufacturers of the flotation devices, who are the Company's primary customers for the product.

     The WAB-H12 SLL consists of a magnesium-cuprous chloride battery attached to a light assembly that includes a mini-bulb inside a plastic focusing lens. The battery is activated by either sea water or fresh water, and lasts for 12 hours. The lens is designed to focus maximum light in the horizontal and vertical directions dictated by various specifications governing certification of the product.

     The Company manufactures, assembles and packages the SLL in its factory in Bet Shemesh, Israel. First shipments of the WAB-H12 were made in 1996, and as of the first quarter of 1998 regular monthly shipments are being made to several customers, most of whom are leading manufacturers of life vests and rafts for the commercial aviation market worldwide.

     At the end of 1997, the Company began development of a new product intended specifically for the marine market, where new certification requirements are to take effect on July 1, 1998 (See Certification). This new product, designated the model WAB-MX8 lifejacket light, has been submitted for testing and approval as of March 1998. The WAB-MX8 utilizes two batteries of the type made for the WAB-H12 light, and uses a high efficiency bulb enclosed in a non-focusing dome-type lens intended to maximize light intensity throughout the upper hemisphere of the light sub-assembly, as dictated by the new marine certification requirements.

     If approval is obtained, the Company expects to begin manufacturing the WAB-MX8 life jacket lightby the end of 1998.

     The Company expects to continue to develop additional products for the marine safety market, including products based on the Company's water-activated technology, as well as products based on conventional, commercially available batteries.

CERTIFICATION
-------------

     For use in the aviation market, a survivor locator light requires certification by the US Federal Aviation Administration (FAA) under Technical Specification Order (TSO) C-85. This certification is generally recognized worldwide. The primary functional requirement is that the appliance provide a minimum light intensity of 1.0 candela (cd) in certain specified horizontal and vertical directions for a minimum of 8 hours.

     TSO approval is given to non-American manufacturers by the civil aviation authority in the country of manufacture, after TSO Design Approval by the FAA itself. Since the Company's manufacturing facilities are located in Bet Shemesh, Israel, this approval is given by the Civil Aviation Authority of Israel (CAAI).

     The Company's Model WAB-H12 Survivor Locator Light received this approval and Aeronautical Product Approval (APA) C-85 certification from the CAAI in 1996, following TSO Design Approval by the FAA, and this approval is given without time limit. The Company is obligated to manufacture the WAB-H12 light with a quality assurance system approved by CAAI, and approval of the Company's Quality Assurance system for the WAB-H12 was also granted in 1996. Each shipment of TSO-certified lights must be accompanied by a CAAI-issued Certificate of

Airworthiness, demonstrating that every shipment from the Company is preceded by an inspection visit from the CAAI Airworthiness Division.

     A new FAA specification, TSO C-85a, has been in effect since the 4th quarter of 1996. This new specification has more stringent testing requirements than the original TSO. Any SLL's approved under the original TSO C-85 may continue to be manufactured indefinitely under that approval, and there is no obligation to upgrade to the new TSO. To the Company's knowledge, no SLL has yet been approved under TSO C-85a. The Company has not yet applied for approval under the new specification, but intends to apply in 1998.

     For use in the marine market, approval by bodies such as the US Coast Guard are required. There are two types of approval relevant to the Company's products: US Coast Guard (USCG) approval for lakes and inland waterways, and approval under the International Marine Organization (IMO) Safety on Life at Sea (SOLAS) Convention for use at sea, which can be obtained through the USCG. The primary functional requirement is similar to that of the FAA TSO C-85, except that the minimum light intensity is 0.75 cd in the marine market instead of 1.0 cd. The Company received both types of approval from the USCG in 1997 for the WAB-H12 light.

     However, in 1996 new SOLAS regulations were approved, calling for a change in the functional requirement wherein the 0.75 cd light intensity would be required throughout the "upper hemisphere" rather than in certain directions only. As a result, the Company's SOLAS approval expires on June 30, 1998, while the USCG approval for lakes and inland waterways extends to 2002.

     The Company expects to receive SOLAS approval for at least one new product, the model WAB-MX8 lifejacket light, in 1998. The Company will manufacture the WAB-MX8 light in its Bet Shemesh factory, under the auspices of its CAAI-approved Quality Assurance system.

MARKETING
---------

     The annual market for life jacket lights is estimated at more than 2 million units worldwide, of which about 50% is in the United States. About one-third of the sales are in the aviation market, and the other two-thirds in the marine market. All markets have shown growth of at least 5% per year in recent years, but recent economic developments in the Asian markets could mean a flattening or slight reduction in the market over the next two years.

     The Company first targeted the aviation market, because of the small number of lifejacket manufacturers producing TSO-certified products. There are about 5 major producers worldwide catering to the TSO market, with 4 of them located in the US.

COMPETITION
-----------

     The two largest manufacturers of aviation and marine safety products, including TSO and SOLAS-approved lifejacket lights, are ACR Electronics Inc. of Hollywood Florida, and McMurdo Ltd. of England.

     ACR offers a wide range of water-activated and manually activated safety products, mostly for the marine market, including lights, strobes, transponders and beacons. ACR uses a water-activated magnesium-cuprous iodide battery for its TSO and SOLAS lifejacket lights, and has announced a primary lithium-battery based product to meet the new SOLAS regulations.

     McMurdo also makes a range of water-activated and manually activated lifejacket and liferaft lights and related products for the marine market, and its parent company (and exclusive distributor) Pains Wessex Ltd. of England manufactures other marine safety products such as emergency pyrotechnic devices. McMurdo uses water-activated magnesium-silver chloride batteries in its TSO lights, and offers both water-activated and lithium-based lights for the marine market. McMurdo has also announced a primary lithium-battery based product to meet the new SOLAS regulations.

MANUFACTURING

     The Company has constructed a production facility in leased premises in Bet Shemesh, Israel for manufacturing and assembling the Electric Fuel batteries and related components of the Electric Fuel System. This facility is utilized to manufacture and assemble Electric Fuel batteries for electric vehicle demonstration programs, survivor locator lights, and prototype consumer battery cells. The Company plans to expand this facility as needed to enable more efficient assembly of batteries in greater quantities. The Company believes that the manufacturing process required to produce its batteries incorporates relatively standard and inexpensive procedures and, that therefore, the establishment of a full-scale production facility should be commercially feasible.

     It is the Company's plan that zinc anodes for its electric vehicle battery will be manufactured by parties licensed by the Company to operate regeneration facilities. Regeneration and refueling equipment are expected to be manufactured by the Company and by third parties licensed by the Company to do so, although proprietary components of the equipment may be manufactured and supplied by the Company. Prototype regeneration and refueling systems have been constructed by the Company and are in operation at its facilities in Israel and a prototype regeneration facility is in operation in Italy. The Company has also constructed a 100 kg/hr regeneration facility in Bremen, Germany. The zinc regeneration facility in Israel is used to produce zinc for the Company's consumer zinc-air batteries as well.

REGULATORY AND ENVIRONMENTAL MATTERS

     The Company believes that its zinc-air batteries as currently contemplated will be in compliance with applicable Israeli, European, and United States federal, state and local standards that govern the manufacture, storage, use and transport of the various chemicals used, and waste materials produced, in the manufacture and use of the Company's zinc-air battery, including zinc and potassium hydroxide. The Company has obtained the necessary permits under the Israeli Dangerous Substances Law, 1993, required for the use of zinc metal, potassium hydroxide and certain other substances in its facilities in Israel.

     The presence of potassium hydroxide as an electrolyte in the Company's electric vehicle batteries may subject its disposal to regulation under some circumstances. This electrolyte is the same as the electrolyte used in primary alkaline batteries and rechargeable nickel-cadmium and nickel-metal hydride batteries. The Company's electric vehicle battery technology uses relatively small amounts of spillable potassium hydroxide. The United States Department of Transportation regulates the transport of potassium hydroxide, and it is likely that the over-the-road transport of Electric Fuel will require manifesting and placarding.

     The EPA, the Occupational Safety and Health Administration and other federal, state and local governmental agencies would have jurisdiction over operations of Company production facilities were they to be located in the United States. Based upon risks associated with potassium hydroxide, government agencies may impose additional restrictions on the manufacture, transport, handling, use, and sale of the Company's products.

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

     In general, the Company's proprietary technology may be categorized as follows: the overall Electric Fuel System or a combination of the Electric Fuel System components; the zinc anode, including its physical and mechanical attributes; the construction of the air cathode; cell structure and arrangements; connectors; the automatic refueling system; zinc regeneration and safety features; small consumer batteries, their components and manufacture.
The Company's issued patents and pending and anticipated patent applications are principally related to inventions within these categories. The Company believes that these patents, together with its trade secrets, experience, know-how and contractual arrangements adequately protect the Company's technology. The Company holds 34 unexpired patents granted in the United States of which five are non-zinc-air patents covering such items as water activated batteries. The Company also holds nine approved patent applications in Europe and two approved patent applications in Israel. The Company has patent applications pending in the United States, in Europe, Israel, Japan, and elsewhere, and is continually preparing additional patent applications for filing in the United States and elsewhere. All of the Company's currently issued patents expire between June 2009 and December 2014.

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

RESEARCH AND DEVELOPMENT

     During the years ended December 31, 1995, 1996, and 1997, the Company's gross research and product development expenditures, including costs of revenues of prototype batteries and components of the Electric Fuel System, were $14.4 million, $13.1 million and $12.2 million, respectively. During these periods, the Office of the Chief Scientist of the Israel Ministry of Industry and Trade (the "Chief Scientist") participated in research and development efforts of the Company thereby reducing the Company's gross research and product development expenditures in the amounts of $1.6 million, $1.5 million and $2.4 million, respectively.

     Under the terms of the grants from the Chief Scientist and current Chief Scientist regulations, the Company is obligated to pay royalties at the rate of 3% of the net sales of products developed from projects funded by the Chief Scientist for the first three years of sales, with increasing levels thereafter, up to 5%. The Company currently pays royalties at the rate of 3% of Electric Vehicle revenues. The obligation to make such royalty payments ends when 100% of the amount granted (in NIS linked to the dollar) is repaid. The Government of Israel does not own proprietary rights in the technology developed using its funding, but certain restrictions with respect to the technology apply, including the obligation to obtain the Israeli Government's consent to manufacture the product based on such technology outside of Israel or for the transfer of the technology to a third party, which consent may be conditioned upon an increase in royalty rates or in the amount to be repaid. Current regulations require, that in the case of the approved transfer of manufacturing rights out of Israel, the maximum amount to be repaid will be increased to 120% to 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel, and that an increased royalty rate will be applied.

EMPLOYEES

     As of March 15, 1998, the Company had 3 employees at its Auburn, Alabama research facility. In its Israeli subsidiary there were 116 full-time employees, of whom 7 hold doctoral degrees and 59 hold other advanced degrees. Of the total, 44 employees were engaged in product research and development, 52 were engaged in production and operations, and the remainder in general and administrative functions. The Company had, in its German subsidiary, 28 employees engaged in plant operations there. The Company's success will depend in large part on its ability to attract and retain skilled and experienced employees.

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


ITEM 2.   PROPERTIES

     EFC's corporate headquarters are located in New York, New York and leased on a month-to-month basis. The Auburn, Alabama research facility, constituting approximately 2,000 square feet, is leased on an annual basis. The Company's research and development and administrative facilities, constituting approximately 11,000 square feet, are located in Jerusalem, Israel and held under a lease agreement expiring in March 2000. The Company's production facilities for the manufacture and assembly of Electric Fuel batteries, related Electric Fuel System components, and Survivor Locator Lights, constituting approximately 34,000 square feet, are located in Beit Shemesh, near Jerusalem, Israel and held under lease agreements which expired on December 31, 1997. The Company is completing a new agreement whereby the lease term would be extended for up to 10 years, with the ability to terminate the lease at any time upon 12 months written notice. In addition, during 1996, the Company leased in Beit Shemesh, additional space of approximately 16,000 square feet. The lease agreement expires on March 19, 1999, and the term of the lease may be extended
for up to two years upon six months' prior written notice.   The Company intends
to transfer the production facilities currently located in Beit Shemesh to a new facility in Jerusalem, once it is constructed.

     The Company's wholly owned subsidiary, Electric Fuel GmbH ("EFGmbH"), has leased a facility located in Bremen, Germany from Stadtwerke Bremen AG within which it has established a regeneration plant to operate vehicles for the Deutsche Post Field Test. The lease is currently in effect and will remain in effect until 6 months after the end of the Field Test. EFGmbH has the option of extending the term of the lease until December 12, 2006. In the event that EFGmbH exercises its option, it has the right to terminate the agreement at the end of each calendar quarter upon three months written notice. In addition EFGmbH has leased approximately 3,000 square feet of office space alongside the regeneration facility. Part of the space is sub-leased. The lease agreement expires on April 30, 1998, at which time the offices will be moved into the Stadtwerke facility.

     The aggregate rental payments under the long term leases, at rates in effect at December 31, 1997, are approximately $242,000, $174,000, and $39,000 in the years ended December 31, 1998, 1999 and 2000 respectively. The rental payments in Israel are payable in Israeli currency linked to the Israeli Consumer Price Index.

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

                                       HIGH     LOW
                                      -------  ------
                    1994
                    First Quarter     $ 14.25  $ 8.00
                    Second Quarter      12.50    6.50
                    Third Quarter        8.50    5.50
                    Fourth Quarter       8.50    5.75

                    1995
                    First Quarter     $  6.25  $ 4.25
                    Second Quarter     13.875   4.625
                    Third Quarter      11.375   7.875
                    Fourth Quarter      10.00   7.875

                    1996
                    First Quarter     $ 11.75  $ 6.25
                    Second Quarter       8.00   6.125
                    Third Quarter        7.25   5.875
                    Fourth Quarter       7.00   5.875

                    1997
                    First Quarter     $  7.63  $ 4.75
                    Second Quarter       7.75    5.31
                    Third Quarter       10.25    6.13
                    Fourth Quarter       9.06    3.25

     As of March 17, 1998 the Company had approximately 221 holders of record of its Common Stock.

     The Company has never paid any cash dividends on its Common Stock. The Board of Directors presently intends to retain all earnings for use in the Company's business. Any future determination as to payment of dividends will depend upon the financial condition and results of operations of the Company and such other factors as are deemed relevant by the Board of Directors.


ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial information set forth below with respect to the statements of income (loss) for each of the five fiscal years in the period ended December 31, 1997, and with respect to the balance sheets at the end of each such fiscal year has been derived from the financial statements of the Company, which have been audited by Kesselman & Kesselman, independent certified public accountants in Israel, and a member firm of Coopers and Lybrand International. The financial information set forth below is qualified by and should be read in conjunction with the Financial Statements contained in Item 8 of this Report and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 of this Report."

                                                             Year Ended December 31
                                                 1993      1994      1995       1996       1997
                                                -------  --------  ---------  ---------  --------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)

Statement of Operation Data
Revenues                                        $3,694   $ 4,873   $  4,372   $  5,405   $ 4,526
Research and Development - expenses and          1,830     4,770     14,379     13,068    12,228
 costs of revenues
Less:  royalty-bearing grants                     (578)     (699)    (1,561)    (1,506)   (2,382)
-----                                           ------   -------   --------   --------   -------
                                                 1,252     4,071     12,818     11,562     9,846
Provision for anticipated program losses             -     1,500      2,600          -         -
Selling, general and administrative              1,694     3,365      2,725      4,693     4,440
 expenses                                       ------   -------   --------   --------   -------
Operating income (loss)                         $  748   $(4,063)  $(13,798)  $(10,850)  $(9,760)
Financial Income (expenses)                         50       583        664        794       775
                                                ------   -------   --------   --------   -------
Income (loss) before taxes on income            $  798   $(3,480)  $(13,134)  $(10,056)  $(8,985)
Taxes on Income                                    147        20         35        (38)      144
                                                ------   -------   --------   --------   -------
Income (loss) from the operations of the        $  651   $(3,500)  $(13,169)  $(10,018)  $(9,129)
 Company and its subsidiaries                   ======   =======   ========   ========   =======

Share in loss of investee Company               $    -        61         52          -         -
                                                ------   -------   --------   --------   -------
   Net Income (loss)                               651    (3,561)   (13,221)   (10,018)   (9,129)
                                                ======   =======   ========   ========   =======

Earnings (loss) per share                        $0.08    $(0.43)    $(1.87)    $(0.92)   $(0.73)
                                                ======   =======   ========   ========   =======
Weighted average number of common                7,926     8,319      7,088     10,947    12,515
 shares outstanding (in thousands)

                                                               AS AT DECEMBER 31
                                                  1993      1994       1995       1996      1997
                                                ------   -------   --------   --------   -------
BALANCE SHEET DATA:
Cash, cash equivalents & investments in         $2,514   $18,222   $  9,580   $ 23,959   $16,717
 marketable debt securities
Receivables and other assets                       958     2,528      4,135      3,259     3,101
Fixed assets, net of depreciation                  398     1,989      5,986      7,304     4,754
                                                ------   -------   --------   --------   -------

Total Assets                                    $3,870   $22,739   $ 19,701   $ 34,522   $24,572
                                                ======   =======   ========   ========   =======

Liabilities                                     $2,783   $ 3,736   $ 13,880   $  6,652   $ 5,813
Long term debt                                       0         0          0          0         0
Stockholders Equity                              1,087    19,003      5,821     27,870    18,759
                                                ------   -------   --------   --------   -------

Total liabilities and stockholders equity       $3,870   $22,739   $ 19,701   $ 34,522   $24,572
                                                ======   =======   ========   ========   =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Financial Statements contained in Item 8 of this report, and notes thereto. Amounts reported here have been rounded to the nearest thousand, unless such amounts are more than 1.0 million, in which event such amounts have been rounded to the nearest hundred thousand.

GENERAL

     From its inception, the Company has been engaged principally in the research, design, development and commercialization of an innovative, advanced zinc-air battery. To date, the main application for the Company's technology has been a system for powering zero emission electric vehicles. The Electric Fuel Electric Vehicle System consists of a refuelable zinc-air battery comprised of a series of cells with removable zinc-anode cassettes, a battery exchange system, a battery refueling system for refueling the depleted fuel cassettes, and a regeneration system for recycling the depleted cassettes.

     In part, because the market for electric vehicles has not demonstrated previously anticipated levels of growth in 1997, the Company began a stategic shift to actively expand its activities into additional applications for its zinc-air battery technology. In addition to its electric vehicle application, the Company is focusing efforts in developing and commercializing its battery technology for consumer electronics, defense and safety applications. The Company is developing a zinc-oxygen battery for torpedoes, is developing an advanced portable zinc-air battery for the US Army's Communications-Electronics Command (CECOM), has developed and is selling a signal light powered by water activated batteries for use in life jackets and other rescue apparatus (the "Survivor Locator Light"), and is developing a primary battery for hand-held electronic devices, such as cellular telephones, and laptop computers. Other than the Survivor Locator Light, the Company currently has no commercial products available for sale and does not expect to generate sales in commercial quantities in the near term.

     In January 1998, the Company announced the creation of three market-related divisions to expand its zinc-air battery technology for wider applications. The three divisions are Electric Vehicle, Consumer Batteries, and Defense and Safety Products.

     The Company has experienced significant fluctuations in the sources and amounts of its revenues and expenses, and the Company believes that the following comparisons of results of operations for the periods presented do not provide a meaningful indication of the development of the Company. During these periods, the Company has received periodic lump-sum payments relating to licensing and other revenues from its strategic partners, which have been based on the achievement of certain milestones, rather than ratably over time. The Company's expenses have been based upon meeting the contractual requirements under its agreements with various strategic partners and, therefore, have also varied according to the timing of activities, such as the need to provide prototype products and to establish and engineer refueling and regeneration facilities. The Company's research and development expenses have been offset, to some extent, by the periodic receipt of research grants from the Chief Scientist. The Company expects that, because of these and other factors, including general economic conditions and delays due to legislation and regulatory and other processes and the development of competing technologies, future results of operations may not be meaningfully compared with those of other periods. Thus, the Company believes that period-to-period comparisons of its past results of operations should not be relied upon as indications of future performance.

     The Company incurred significant operating losses for the years ended December 31, 1997, 1996 and 1995, and expects to continue to incur significant operating losses over the next several years. These losses may increase and be incurred over a longer period of time as the Company expands its research and development activities and establishes production and facilities, and such losses may fluctuate from quarter to quarter. However, if any of its products are successfully commercialized, the Company expects to derive revenues from the sale of components of the Electric Fuel Electric Vehicle System, including refueling and Electric Fuel services, batteries for portable electronic products, defense and safety products manufactured by the Company, as well as from licensing rights to the Electric Fuel technology to third parties. There can be no assurance that the Company will ever derive such revenues or achieve profitability.

Functional Currency
-------------------

     The Company's management considers the United States dollar to be the currency of the primary economic environment in which EFL operates and, therefore, EFL has adopted and is using the United States dollar as its functional currency. Further, the Company believes that the operations of EFL's subsidiaries are an integral part of the Israeli operations. While a significant proportion of EFL's revenues have been denominated in Deutsche Marks as a result of its involvement in the Field Test, based on the Company's historical experience and the Company's strategic objectives, management continues to consider the United States dollar to be the currency of the primary economic environment in which EFL operates. Furthermore, revenues not related to the Field Test are primarily in U.S. dollars. Transactions and balances originally denominated in United States dollars are presented at the original amounts. Gains and losses arising from non-dollar transactions and balances are included in net income.

Forward Looking Statements
--------------------------

     When used in this discussion, the words "believes," "anticipated," and "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" filed as Exhibit 99 to this Report and incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Years Ended December 31, 1997 and 1996
--------------------------------------

     Revenues for the year ended December 31, 1997, totaled $4.5 million compared with $5.4 million for the comparable period in 1996. Revenues for 1997 included fees collected in relation to a rights agreement completed with Vattenfall under which Vattenfall exercised its right for a license to establish and operate the Electric Fuel infrastructure for the territory of Sweden, Denmark, Norway, Finland and St. Petersburg, Russia. Additional revenues related to Vattenfall will be recognized only after a definitive license agreement has been signed. Execution of the definitive license agreement will be decided upon by Vattenfall only after completion of the Field Test in May 1998. Additionally, the Company completed recognition of revenues relating to its activities in connection with the Deutsche Post Field Test program. For 1998, the Company and the Deutsche Post have agreed that, subject to the satisfaction of certain conditions, the Deutsche Post will cover direct operating costs of the Bremen plant and the test vehicles until May 1998, up to a maximum amount of DM 2.5 million ($1.4 million). The Company also completed recognition of revenues from Phase 2 of its agreement with STN Atlas Elektronic GmbH (STN) to develop a high power zinc oxygen battery for torpedoes. In addition, the Company recognized revenues from the supply of batteries and equipment to Edison, as well as from the sale of survivor lights to various customers in the United States, principally in the fourth quarter. Survivor light revenues are expected to increase during 1998. Revenues for the year ended December 31, 1996, were principally derived from activities relating to the Field Test, and the granting of a license to Israel Electric Company for regeneration and refueling in Israel and other neighboring countries. Additionally, the Company completed recognition of revenues related to phase 1 of its development program with STN, and began recognition of Phase 2 of its STN program. The Company also recognized revenues from Edison in connection with the license granted to it.

     Research and development expenses and cost of revenues totaled $12.2 million during 1997 compared with $13.1 million during 1996. The 1996 research and development expenses and cost of revenues are net of $1.9 million, representing utilization of a portion of the previously accrued provision for project losses. The Company believes that, given the Company's stage of development, it is not, at this time, meaningful to distinguish between research and development expenses and cost of revenues. The decrease in expenses from 1996 was principally attributable to a reduction of expenses in connection with the Deutsche Post Field Test, particularly the costs of the construction of the regeneration plant in Bremen, and production costs related to the supply of batteries for the Field Test. This overall decrease was partially offset by increased R&D expenses, both for electric vehicles as well as for batteries for portable electronic devices, and production costs related to Survivor Locator Lights. During the year ended December 31, 1997, the Company recorded $2.4 million of royalty-bearing grants in connection with the Company's 1997 research and development program, including an increase of $582,000 in Chief Scientist grants in connection with the Company's 1996 research and development program. For the year ended December 31, 1996, the Company recorded $1.5 million of Chief Scientist grants. Since the Deutsche Post and the Company have agreed to extend the operations of the Field Test through May, 1998, expenses related to the Field Test are expected to continue to be incurred through the second quarter of 1998. However, direct Field Test expenses during 1998, in contrast to previous years, will be fully funded by the Deutsche Post. During 1997, the salvage value for the regeneration facility in Bremen was reduced by $2.2 million to a value of $1.0 million to reflect the Company's current expectations of the value of the plant at the end of the Field Test. The reduction in salvage value was offset by the elimination of the provision for anticipated program losses in the amount of $2.2 million. R&D expenses and cost of operations related to consumer battery and defense and safety applications are expected to increase significantly during 1998, as the Company intensifies its efforts in these new areas, while expenses related to electric vehicle development are expected to decrease in 1998.

     The provision for anticipated program losses previously recorded by the Company was eliminated during 1997 as the Company does not expect to incur losses during 1998 on the Field Test. Overall, the costs of the Field Test incurred by the Company have exceeded the related program budgeted amounts by more than 20% and during 1997, the Company, pursuant to the terms of the Field Test Partners Agreement, entered into discussions to obtain additional funding from the Deutsche Post. To date, the Company has not obtained any such funding, and accordingly, the Company operated only a limited number of vehicles during 1997. In the fourth quarter of 1996, the Deutsche Post requested that the Company refund the sum of approximately DM 1.8 million (approximately $1.0 million) representing milestone payments on account of Opel batteries, which are the subject of a dispute between the Deutsche Post and the Company. The advances were made in accordance with mutually agreed contractual milestones, previously acknowledged by the Deutsche Post as having been achieved, and therefore the Company does not believe that it is required to refund any of the payments. However, until the resolution of this issue, the Company has deferred recognizing this amount in revenues.

     Selling, general and administrative expenses for the year ended December 31, 1997 were $4.4 million compared with $4.7 million in 1996. While there was a decrease in the overall amount, there were certain nonrecurring expenses included in 1996, particularly a settlement arrangement with respect to a terminated consultant included in marketing expenses (see Note 5(a)3 to the Consolidated Financial Statements). Excluding the above, there was an increase in selling general and administrative expenses of approximately $200,000. This was primarily attributable to increased salaries, fees and allocated overhead expenses with respect to the expanded geographic scope of the Company's activities including the United States, Scandinavia, and the Far East, as well as from the Company's diversification into new applications for its zinc-air battery technology. The Company does not expect further increases in selling, general and administrative expenses for 1998.

     Financial income, net of interest expense, exchange differentials, bank charges, and other fees, totaled approximately $775,000 in 1997 compared to $794,000 in 1996.

     The Company, and its Israeli subsidiary, EFL, have incurred net operating losses or had earnings arising from tax-exempt income during the years ended December 31, 1997 and 1996 and, accordingly no provision for income taxes was required. Taxes in these entities incurred in 1997 and 1996 are primarily composed of United States federal alternative minimum taxes. However, for 1997, the Company's European subsidiaries had net income, which arose as a result of intercompany transactions, and they have therefore recorded a provision for income taxes, in the amount of $106,000.

     The Company reported a net loss of $9.1 million in 1997 compared with a net loss of $10.0 million in 1996 due to the factors cited above.

Years Ended December 31, 1996 and 1995
--------------------------------------

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

     Research and development expenses and cost of revenues totaled $13.1 million during 1996 (net of $1.9 million utilization of a portion of the previously accrued provision for project losses) compared with $14.4 million during 1995. These expenses for both 1996 and 1995 include expenses in connection with the Field Test, including costs related to construction of the Bremen regeneration facility and battery production costs, costs associated with the operation of the Company's production facilities in Israel, and the continued development and engineering costs relating to the Electric Fuel System. The Company believes that, given the Company's stage of development, it is not, at this time, meaningful to distinguish between research and development expenses and cost of revenues. In the year ended December 31, 1996, the Company recorded $1.5 million of royalty-bearing grants representing substantially all of the expected grants from the Chief Scientist in connection with the Company's 1996 research and development program, including an increase of $320,000 in Chief Scientist grants in connection with the Company's 1995 research and development program. For the year ended December 31, 1995, the Company recorded $1.6 million of Chief Scientist grants. Expenses related to the Field Test are expected to continue to be incurred through 1997 as the Company continues to deliver batteries and operates the Bremen regeneration plant. Field Test expenses have substantially exceeded any expected revenues related thereto. Since the plant is currently dedicated to the Field Test, the cost of the plant (net of anticipated residual value) is reflected as a current expense.

     Selling, general and administrative expenses for the year ended December 31, 1996 increased to $4.7 million compared with $2.8 million in 1995. This increase was attributable to the following: increased salaries, fees and allocated overhead expenses with respect to the Company's expanded activities, particularly in Germany; a settlement arrangement with respect to a terminated consultant included in marketing expenses (see Note 5(a)3 to the Consolidated Financial Statements); increased severance accruals resulting from modifications to certain named executive officers' employment agreements; and increased costs as the Company intensified its marketing efforts into new geographic areas. Further increases in recurring selling, general and administrative expenses are expected as the Company expands and its activities.

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

     Financial income, net of interest expense, exchange differences, bank charges, and other fees, totaled approximately $794,000 in 1996 compared to $665,000 in 1995. Financial income, primarily interest earned in the United States and Israel from both taxable and tax-exempt securities, increased to $1.1 million in 1996 from $781,000 in 1995.

     The Company incurred net operating losses or had earnings arising from tax-exempt income during the years ended December 31, 1996 and 1995 and, accordingly, no provision for income taxes was required. Taxes in 1996 and 1995 are primarily composed of United States federal alternative minimum taxes.

     The Company reported a net loss of $10.0 million in 1996 compared with a net loss of $13.2 million in 1995 due to the factors cited above.

IMPACT OF YEAR 2000

     The Company has begun investigating the impact of year 2000 on its computer software. The Company's materials requisition, manufacturing and inventory management software is unaffected by Year 2000 problems. However, its financial accounting and payroll applications are for the most part not year 2000 compliant. The financial and payroll applications are "off the shelf" programs under service contracts with the original vendors. These vendors have indicated that they are adapting their software to be year 2000 compliant, and while there might be certain customization and retraining expenses associated with the upgraded software, the Company does not expect to incur material expenditures to resolve year 2000 issues. The Company has not yet investigated the impact regarding operating software for its manufacturing and analytical equipment. The Company is instituting a program to analyze all software in the Company to ensure year 2000 compliance. This program is expected to be completed prior to December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     As the Field Test comes to its conclusion in mid 1998, the Company expects a reduction in its expenditures in connection with the engineering and commercialization of the Electric Fuel battery for Electric Vehicles, that will be partially offset by both a significant increase in connection with its efforts to research and develop batteries for consumer electronic devices and various defense contracts, as well as increased production costs related to the Survivor Locator Lights. The Company expects that its overall research and development, operational and selling, general and administrative expenses will be lower in 1998 than in 1997, unless the Company generates additional revenues which will support an increase in such expenses.

     During the second quarter of 1997, the Company and Deutsche Post executed a letter of intent agreeing to enter into negotiations for the establishment of a joint venture entity that would provide the necessary financial and technological resources in order to continue to develop and successfully commercialize the Electric Fuel Electric Vehicle System in certain European regions. Pursuant to the Letter of Intent, the parties agreed to negotiate a definitive agreement by September 30, 1997. During September, the parties agreed to extend the timetable for negotiations until December 31, 1997. The Letter of Intent did not resolve the funding problems associated with the Field Test, which were expected to be resolved during the course of, or subsequent to, the negotiations on the joint venture. In addition, the Company expected to resolve the dispute with respect to the Opel refund as part of these negotiations. As of December 31, 1997 no definitive agreement was reached and the Letter of Intent automatically terminated. In December 1997, the Deutsche Post notified the Company that the technology satisfied all the Deutsche Post requirements and that it, subject to the satisfaction of certain conditions, was extending the Field Test to May 31, 1998. The Deutsche Post has given the Company no indication of what program it might support after this date, and there can be no assurance that there will be any on-going relationship with the Deutsche Post following May 31, 1998. Total net consideration to the Company through December 31, 1997, for the batteries, equipment and services supplied in connection with the Field Test has amounted to approximately $7.5 million for the fiscal years 1995-1997. This excludes the revenues, currently deferred, in connection with the Company's discussions with the Deutsche Post with respect to the Opel batteries.

     As of December 31, 1997, the Company had cash, cash equivalents and financial investments of approximately $16.7 million compared with $24.0 million as of December 31, 1996.

     The Company used available funds in 1997 primarily for continued research and development expenditures, the advancement of its commitments with regards to the Field Test, and other working capital needs. The Company increased its investment in fixed assets by $508,000 during the year ended December 31, 1997. Following the reduction in the salvage value of the Bremen facility by $2.2 million, fixed assets amounted to $7.1 million as at year end. Fixed assets include $1.0 million related to the value of the Bremen facility after its use in the Field Test, based on recent engineering estimates.

     EFL presently has a line of credit with the First International Bank of Israel Ltd. ("FIBI") ("the Credit Facility"). Borrowings under the Credit Facility bear interest at FIBI's prime rate + 2% per annum, are unconditionally guaranteed by the Company and are secured by a pledge of foreign currency deposits in the amount of NIS 750,000 (approximately $212,000), Additionally the Credit Facility imposes financial and other covenants on EFC and EFL and presently expires on May 31, 1998, at which time the Credit Facility will be reviewed for renewal by FIBI. The Credit Facility provides EFL with a line of credit in the maximum principal amount of NIS 3.8 million (approximately $1.1 million), which can be used as credit support for various obligations of EFL, and enables EFL to enter into up to US $4.0 million in currency hedging forward contracts with a 5% collateral requirement. As of December 31, 1997, the bank had issued letters of credit and bank guarantees totaling approximately $410,000. At the present time, the Company is not engaged in any hedging activities.

     The Company has no long term debt outstanding and expects that its cash flow from operations, together with present cash reserves and amounts available under the Credit Facility, will be sufficient to fund the Company's projected activities through the second quarter of 1999. If there is no ongoing program with the Deutsche Post, the Company may decide to further scale back certain of its efforts in its Electric Vehicle division. However, additional strategic alliances may require the establishment or expansion of facilities in Israel or elsewhere. In addition, the Company may determine that it should invest in certain programs, such as additional electric vehicle demonstration programs, which it believes will advance the development and commercialization of the Electric Fuel Electric Vehicle System. The Company is also using its resources to research and develop other applications exploiting its proprietary technology, including batteries for consumer electronic devices. Accordingly, the Company may be required to seek additional funding or pursue other options, such as joint ventures or other strategic relationships. The Company continues to consider financing alternatives when presented and, if financing becomes available on satisfactory terms, including prices, the Company may obtain additional funding, including through the issuance of equity securities.

     Approximately 48% of the stock of the Company's Israeli-based subsidiary, EFL, is now owned (directly, indirectly or by application of certain attribution rules) by three United States citizens. If at any time in the future, 50% or more of the shares of EFL are held or deemed to be held by five or fewer individuals (including, if applicable, those individuals who currently own an aggregate of 48% of the Company) who are United States citizens or residents, EFL would satisfy the foreign personal holding company ("FPHC") stock ownership test under the Internal Revenue Code and the Company could be subject to additional U.S. taxes on any undistributed FPHC income of EFL. For 1997, EFL has no income which would qualify as undistributed FPHC income. However, no assurance can be given that in the future EFL will not have income which qualifies as undistributed FPHC income.

     Actual cash requirements will depend in part upon actual and anticipated sales and licenses. The Company may also be able to finance some portion of its fixed asset and equipment needs through Approved Enterprise grants from the Government of Israel.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS
---------------------------------------------

     Historically, the majority of the Company's revenues have been in U.S. dollars, although a significant proportion of the Company's revenues are currently in Deutsche Marks, primarily related to the Field Test. The United States dollar cost of the Company's operations in Israel, with regard to expenses incurred in NIS, is influenced by the extent to which an increase in the rate of inflation in Israel is not offset by the devaluation of the NIS in relation to the dollar. In most recent years, inflation in Israel has not been fully compensated by the devaluation of the NIS, and, accordingly, the dollar cost of the Company's NIS expenses has increased. The Company does not believe that continuing inflation in Israel or delays in the devaluation of the NIS are likely to have a material adverse effect on the Company, except to the extent that such circumstances have an impact on Israel's economy as a whole. In the years ended December 31, 1994, 1995, 1996 and in 1997, the annual rates of inflation in Israel were 14.5%, 8.1%, 10.6%, and 7.0%, respectively, compared to the devaluation of the NIS against the dollar during such periods of 1%, 3.9%, 3.7%, and 8.8% respectively. Any decrease in the value of the Deutsche Mark as against the dollar would result in a decrease in the dollar value of such revenues. While in the past, the Company has engaged in currency hedging in an effort to decrease the impact of short-term currency fluctuations, the Company is not currently engaging in currency hedging.

EFFECTIVE CORPORATE TAX RATE

     The Company's production facilities in Israel have been granted "Approved Enterprise" status under the (Israeli) Law for Encouragement of Capital Investments, 1959 (the "Investment Law"), and consequently are eligible for certain tax benefits for up to ten years after they first generate taxable income (provided the maximum period as prescribed by the Investment Law has not elapsed). The Company has elected to receive a grant of funds together with a reduced tax rate for the aforementioned period.

     EFL's effective corporate tax rate may be affected by the classification of certain items of income as being "approved income" for purposes of the Approved Enterprise Law, and hence subject to a lower tax rate (25% to 10%, depending on the extent of foreign ownership of EFL - presently 15%) than is imposed on other forms of income under Israeli law - presently 36%. The effective tax upon income distributed by the Company to its stockholders would be increased as a result of the withholding tax imposed upon dividends distributed by EFL to EFC, resulting in an overall effective corporate tax rate of approximately 28% for income arising from EFL's Approved Enterprises and 44% regarding other income.

     EFC and EFL have incurred net operating losses or had earnings arising from tax-exempt income during the years ended December 31, 1997 and 1996 and, accordingly no provision for income taxes was required. Taxes in these entities paid in 1997 and 1996 are primarily composed of United States federal alternative minimum taxes. However, for 1997, the Company's European subsidiaries had net income, which arose as a result of intercompany transactions, and have therefore recorded a provision for income taxes.

     As of December 31, 1997 the Company has U.S. net operating loss carry forwards of approximately $275,000 which are available to offset future taxable income, expiring primarily in 2009 and foreign net operating loss carry forwards of approximately $40 million which are available to offset future taxable income, indefinitely.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors..................................   F-2

Consolidated Balance Sheets at December 31, 1996 and 1997.......   F-3

Consolidated Statements of Income (Loss) for the Three Years
     in the Period Ended December 31, 1997......................   F-5

Consolidated Statements of Changes in Stockholders' Equity for
     the Three Years in the Period Ended December 31, 1997......   F-6

Consolidated Statements of Cash Flows for the Three Years
     in the Period Ended December 31, 1997......................   F-8

Notes to Consolidated Financial Statements......................  F-10

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         MANAGEMENT

EXECUTIVE OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES

Executive Officers and Directors

     The Company's executive officers and directors and their ages as of December 31, 1997, are as follows:

NAME                    AGE       POSITION WITH THE COMPANY
-------------------     ---       ----------------------------------
Robert S. Ehrlich       59        Chairman of the Board of Directors
                                  and Chief Financial Officer

Yehuda Harats           46        President, Chief Executive
                                  Officer and Director

Joshua Degani           50        Executive Vice President - Technical
                                  Operations, Chief Operating Officer

Menachem Korall/(1)/    51        Senior Vice President of Technology

Stewart Edelman         37        Treasurer and Principal Accounting
                                  Officer

Dr. Jay M. Eastman      49        Director

Jack E. Rosenfeld       59        Director

Harvey M. Krueger       68        Director

Lawrence M. Miller      51        Director

Leon S. Gross           91        Director

___________

/(1)/ Mr. Korall's employment with the Company terminated on January 31, 1998 (see item 11 for further information).

     The Company's By-Laws provide for a Board of Directors of one or more directors, and the number of directors is currently fixed at seven. Under the terms of the Company's certificate of incorporation, the Board of Directors is composed of three classes of similar size, each elected in a different year, so that only one-third of the Board of Directors is elected in any single year. Mr. Harats, Dr. Eastman and Mr. Gross are designated Class I directors and have been elected for a term expiring in 1998 and until their successors are elected and qualified; Messrs. Rosenfeld and Miller are designated Class II directors elected for a term expiring in 1999 and until their successors are elected and qualified; and Mr. Ehrlich and Mr. Krueger are designated Class III directors elected for a term which expires in 2000.

     ROBERT S. EHRLICH has been Chairman of the Board of the Company since January 1993 and Chief Financial Officer of the Company since May 1991. From May 1991 until January 1993, Mr. Ehrlich was Vice Chairman of the Board. From May 1990 until March 1994, Mr. Ehrlich was also President, Chief Executive Officer and a director of Advanced Materials Technology, Inc. ("Amtec"), a former stockholder which was merged with and into EFC immediately prior to the Closing of the Company's initial public offering. From December 1987 until July 1992 and again since April 1997, Mr. Ehrlich was Chairman of the Board of PSC Inc., a New York corporation ("PSCX"), a manufacturer and marketer of hand-held laser diode bar code scanners. He has served as a director of PSCX since 1987. Mr. Ehrlich received a B.S. and J.D. from Columbia University in New York, New York.

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

     DR. JOSHUA DEGANI has been Chief Operating Officer of the Company since January 1998, and has been Executive Vice President for Technical Operations since June 1997 when he joined the Company. From December 1991 through May 1997 Dr. Degani was Vice President for Research Development and Engineering in Laser Industries Ltd. (Sharplan), a world leader in the development and productions of systems and applications of surgical lasers. From November 1989 until August 1991, he was Program Manager of Large Scale Battery Storage, and Vice President of Engineering at LII. From February 1983 through October 1989, Dr. Degani was Director of Research and Development and later Plant Manager for Semiconductor Devices, a company which developes and manufactures advanced Infrared Detectors for thermal vision for military applications. From January 1980 through January 1983, he was employed by Bell Telephone Laboratories in New Jersey, USA, as a Post Doctorate, and later as a Member of the Technical Staff. Dr. Degani received a B.Sc., M.Sc., and Ph.D., in Physics from Hebrew University in Jerusalem Israel.

     MENACHEM KORALL's employment with the Company terminated on January 31, 1998. Prior to that Mr. Korall was Senior Vice President of Technology since 1994 and was Vice President of Technology since the Company's inception in 1991. From 1989 until 1991, Mr. Korall was employed by LII as Technical Director of the Advanced Battery Program. Prior to joining LII, Mr. Korall spent six years as General Manager of AVX Israel, a subsidiary of AVX Corporation USA, a manufacturer of electronic components, which is now owned by Kyocera Corporation. He has also worked in process engineering and production management and has been a lecturer at the Jerusalem College of Technology. Mr. Korall holds a B.Sc. in Mathematics and Physics and an M.Sc. in Materials Science from the Hebrew University in Jerusalem, Israel.

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

     DR. JAY M. EASTMAN has been a director of the Company since October 1993. Since November 1991, Dr. Eastman has served as President and Chief Executive Officer of Lucid Technologies, Inc., which is developing laser technology applications for medical diagnosis and treatment. Dr. Eastman has served as a director of PSC, Inc. ("PSCX"), a New York Corporation, since April 1996 and served as Senior Vice President of Strategic Planning from December 1995 through October 1997. From December 1987 through December 1995, Dr. Eastman was Executive Vice President of PSCX. He joined PSCX in 1986 when PSCX acquired Optel Systems, Inc., a corporation which he co-founded and served as Chairman, President and Chief Executive Officer from its formation in 1981. Dr. Eastman is also a director of Chapman Instruments, Inc., which develops manufacturers and selling surface profiling instruments, Dimension Technologies, Inc., a developer and manufacturer of 3D displays for computer and video displays, and Centennial Technologies Inc., a manufacturer of PCMCIA cards. From 1981 until January 1983, Dr. Eastman was Director of the University of Rochester's Laboratory for Laser Energetics, where he was a member of the staff from September 1975 to 1981.

     JACK E. ROSENFELD has been a director of the Company since October 1993. Mr. Rosenfeld was President and Chief Executive Officer of Hanover Direct, Inc. ("Hanover"), formerly Horn & Hardart Co., which operates a direct mail marketing business from September 1990 until December 1995 and had been President and Chief Executive Officer of its direct marketing subsidiary, since May 1988. From July 1986 until May 1988, Mr. Rosenfeld was a partner in Rosenfeld & Co. (a private investment banking group). Mr. Rosenfeld is also a director of Maurice Corporation and a director of PSCX.

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

     LEON S. GROSS was elected to the Board in March 1997. Mr. Gross' principal occupation for the past five years has been as a private investor in various publicly-held corporations, including the Company. He is also majority owner and an officer of Micro TV, Inc., a business which owns communications towers.

Board of Directors
------------------

     The Board of Directors of the Company has an Audit Committee consisting of Messrs. Rosenfeld, Krueger, Miller and Dr. Eastman, and a Compensation Committee consisting of Dr. Eastman, and Messrs. Rosenfeld and Miller. Created in December 1993, the purpose of the Audit Committee is to review the results of operations of the Company with officers of the Company who are responsible for accounting matters and, from time to time, with the Company's independent auditors, Kesselman & Kesselman, a member of Coopers & Lybrand International. The Compensation Committee recommends annual compensation arrangements for the Chief Executive Officer and Chief Financial Officer and reviews annual compensation arrangements for all officers and significant employees.

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

DELINQUENT FILINGS

     Under the securities laws of the United States, the Company's directors, certain of its officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this Report any failure to file by these dates during 1997. All of these filing requirements were satisfied by its directors and officers and, to the knowledge of the Company, ten percent holders, except as follows; Mr. Korall was required to file a Form 4 on or prior to November 10, 1997, for his sale of 5000 shares of Common Stock in October 1997, and reported this transaction on a Form 5 filed February 16, 1998; and (ii) Mr. Miller was required to file a Form 4 on or prior to November 10, 1997, for his purchase of 1,200 shares of Common Stock in October 1997, and reported this transaction on a Form 4 filed November 19, 1997.

Significant Employees
---------------------

     The Company's significant employees and their ages as of December 31, 1997 are as follows:

NAME                    AGE       POSITION WITH THE COMPANY
----                    ---       -------------------------
Dr. Inna Gektin          54        Senior Research Associate
Menachem Givon           50        Project Manager - Regeneration
Dr. Jonathan Goldstein   51        Chief Scientist
Binyamin  Koretz         40        Vice President - Strategic Planning
Dr. Neal Naimer          39        Vice President - Battery Technology
Jonathan Whartman        43        Vice President - Marketing

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

     BINYAMIN KORETZ is Vice President of Strategic Planning, responsible for new business development, economic modeling, intellectual property protection, and other planning activities. In addition, since January 1998, Mr. Koretz is responsible for the Company's defense and safety applications. Mr. Koretz was the Company's Treasurer from 1993 until

December 1994. Mr. Koretz previously spent six years at American Telephone and Telegraph, where he was responsible for planning and management of capital investment in that company's long-distance network. He holds a B.Sc. in Civil Engineering/Transportation Systems from the Massachusetts Institute of Technology and an M.B.A. from the University of California at Berkeley.

     DR. NEAL NAIMER is Vice President - Battery Technology. Prior to that Dr. Naimer was Director of Electrode Engineering of the Company's Air Electrode development program. From 1987 to 1989, he was the Manager of the Chemical Vapor Deposition (Thin Films) Group at Intel Electronics Jerusalem, and was Project Manager of the photo voltaic IR detector development program at Tadiran Semiconductor Devices in Jerusalem from 1984 to 1987. Dr. Naimer was educated at University College of London, England, where he received his B.Sc. in Chemical Engineering and a Ph.D. in Chemical Engineering.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table shows the compensation paid and accrued by the Company for services rendered for 1995, 1996 and 1997 to the Chief Executive Officer and the three highest paid executive officers who received more than $100,000 in salary and bonuses during the year ended December 31, 1997 (collectively the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION                 LONG-TERM
                            --------------------------------------------   COMPENSATION
                                                                              AWARDS
NAME AND PRINCIPAL POSITION

                                                                             SECURITIES
                                                                             UNDERLYING
                                                             OTHER ANNUAL     OPTIONS        ALL OTHER
AT DECEMBER 31, 1997         YEAR   SALARY      BONUS        COMPENSATION     (NUMBER)     COMPENSATION
-----------------------------------------------------------------------------------------------------
Yehuda Harats/(1)/           1997   $154,968  $     0/(2)/   $ 10,691/(3)/          0      $280,748/(4)/
President, Chief             1996    145,220   47,000         127,558         150,000       372,875
Executive Officer and        1995    140,684   40,364           1,742               0       175,309
Director

Robert S. Ehrlich/(1)/       1997   $154,968  $     0/(2)/   $ 14,193/(3)/          0      $264,601/(5)/
Chairman and Chief           1996    145,238   47,000          75,890         150,000       166,628
Financial Officer            1995    140,684   40,364           6,148               0       123,657

Menachem Korall /(1)(6)/     1997   $117,264  $(5,000)/(7)/   $ 7,863/(3)/          0       135,182 /(8)/
Vice President of            1996    110,002   35,000           9,635               0       169,956
Technology                   1995    106,491   30,328           1,744               0       102,703

Joshua Degani /(1)/          1997   $ 59,105  $ 5,062/(9)/    $ 3,449/(3)/    122,500      $ 51,906/(10)/
Executive Vice
President, Technical
Operations

___________________________

(1) The amounts reported for each Named Executive Officer were paid in New Israeli Shekels ("NIS") and have been translated into U.S. dollars at the exchange rate of NIS into U.S. dollars at the time of payment or accrual.

(2) In lieu of a cash bonus for fiscal year 1997, the Compensation Committee has, in March 1998, approved a grant of options to each of Messrs. Ehrlich and Harats, the number and terms of which are to be determined based on a present value of $50,000 under a valuation methodology to be performed by an independent third party.

(3) Represents the costs of taxes paid by the Executive officer and reimbursed by the Company.

(4) Of this amount, $29,844 represents the Company's accrual for severance pay which would be payable to Mr. Harats upon a "change of control" of the Company or upon the occurrence of certain other events, $27,201 represents the

     Company's accrual for sick leave and vacation redeemable by Mr. Harats, $1,061 represents the Company's accrual for severance pay which would be payable to Mr. Harats under the laws of the State of Israel upon the termination of his employment by the Company, $35,157 consists of the Company's payments and accruals to a pension fund which provides a savings plan, insurance and severance pay benefits and an education fund which provides for the on-going education of employees. Additionally, $184,486 represents the Company's accrual to fund Mr. Harats' pension and education funds as well as provide him with certain other post-termination benefits, and $2,999 represents the value charged for tax purposes for the use of a car provided by the Company.

(5) Of this amount, $84,301 represents the Company's accrual for severance pay which would be payable to Mr. Ehrlich upon a "change of control" of the Company or upon the occurrence of certain other events, $21,519 represents the Company's accrual for sick leave and vacation redeemable by Mr. Ehrlich, $4,437 represents the Company's accrual for severance pay which would be payable to Mr. Ehrlich under the laws of the State of Israel upon the termination of his employment by the Company, and $35,157 represents the Company's payments and accruals to pension and education funds. Additionally, $112,650 represents the Company's accrual to fund Mr. Ehrlich's pension fund as well as provide him with certain other post-termination benefits, and $6,536 represents the value charged for tax purposes for the use of a car provided by the Company.

(6)  Mr. Korall's employment with the Company terminated on January 31, 1998.

(7)  Represents reversal of previously accrued bonus not paid to Mr. Korall.

(8) Of this amount, $104,603 represents the Company's accrual for severance pay and other termination benefits payable to Mr. Korall and agreed to as part of the termination agreement with Mr. Korall, $(16,053) represents the Company's reduction in the accrual for sick leave and vacation redeemable by Mr. Korall, $3,443 represents the Company's accrued severance pay which would be payable to Mr. Korall under the laws of the State of Israel upon the termination of his employment by the Company, $13,826 consisted of payments to Mr. Korall in lieu of vacation, and $26,365 represents the Company's payments and accruals to pension and education funds. Additionally, $2,998 represents the value charged for tax purposes for use of a car provided by the Company.

(9) In lieu of cash for part of his bonus for fiscal year 1997, the Compensation Committee has, in March 1998, approved a grant of options to Dr. Degani, the number and terms of which are to be determined based on a present value of $10,000 under a valuation methodology to be performed by an independent third party.

(10) Of this amount, $36,000 represents the Company's accrual for additional severance pay which would be payable to Dr. Degani if terminated by the Company, $1,052 represents the Company's accrual for vacation redeemable by Dr. Degani, and $11,058 represents the Company's payments and accruals to pension and education funds. Additionally, $3,796 represents the value charged for tax purposes for the use of a car provided by the Company.

     The table below sets forth information with respect to stock options granted to the Named Executive Officers for the fiscal year 1997.

                           OPTIONS GRANTS IN LAST FISCAL YEAR

                                                           POTENTIAL REALIZABLE VALUE AT ASSUMED
                                                               ANNUAL RATES OF STOCK PRICE
                                   INDIVIDUAL GRANTS           APPRECIATION FOR OPTION TERM
                 --------------------------------------------------------------------------------
NAME              NUMBER OF       % OF TOTAL    EXERCISE  EXPIRATION    5% ($)    10% ($)
                  SECURITIES      OPTIONS       OR BASE   DATE
                  UNDERLYING      GRANTED TO    PRICE
                  OPTIONS         EMPLOYEES     ($/SH)
                  GRANTED         IN FISCAL
                                  YEAR
                 --------------------------------------------------------------------------------
Yehuda Harats           0/(1)/
Robert Ehrlich          0/(1)/
Joshua Degani     122,500/(2)/      82%          5.5       5/8/07      $423,718   $1,073,784

(1) In lieu of a cash bonus for fiscal year 1997, the Compensation Committee has, in March 1998, approved a grant of options to each of Messrs. Ehrlich and Harats, the number and terms of which are to be determined based on a present value of $50,000 under a valuation methodology to be performed by an independent third party.

(2) The options granted to Mr. Degani become exercisable as follows: 17,150 options on December 31, 1997, and 35,117 options each, on December 31, 1998, 1999 & 2000. In lieu of cash for part of his bonus for fiscal year 1997, the Compensation Committee has, in March 1998, approved a grant of options to Dr. Degani, the number and terms of which are to be determined based on a present value of $10,000 under a valuation methodology to be performed by an independent third party.


The table below sets forth information for the Named Executive Officers with respect to fiscal 1997 year-end option values.


                        NUMBER OF SECURITIES                       VALUE OF UNEXERCISED
                             UNDERLYING                            IN-THE-MONEY OPTIONS
                         UNEXERCISED OPTIONS                        FISCAL-YEAR-END (1)
                         AT FISCAL YEAR END
                   -----------------------------       -------------------------------------
                     EXERCISABLE   UNEXERCISABLE       EXERCISABLE ($)    UNEXERCISABLE ($)
NAME                   (NUMBER)      (NUMBER)
                     ------------  -------------
Yehuda Harats                  0       150,000             ---                    ---
Robert S. Ehrlich        127,478       150,000             ---                    ---
Menachem Korall           90,000             0             ---                    ---
Joshua Degani             17,150       105,350             ---                    ---

_______________________

(1) In-the-money options are options for which the fair market value of the underlying securities exceeds the exercise or base price of the option. None of the options held by Named Executive Officers are currently in-the-money.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

     Each of Messrs. Ehrlich, Harats and Korall are parties to employment agreements with the Company (the "Employment Agreements") which can be extended automatically for additional terms of two years each unless terminated sooner by either the executive or the Company. Mr. Korall's Employment was terminated on January 31, 1998 (see below) and each of Messrs. Harats and Ehrlich's Employment Agreements end December 15, 2000. The Employment Agreements provide for a base salary of $11,736, $11,736, and $7,500 per month for Messrs. Ehrlich, Harats and Korall, respectively (the "Base Salary"). On each anniversary of Mr. Korall's Employment Agreement, Base Salary was adjusted in an amount equal to the excess, if any, of any increase in the Israeli Consumer Price Index over any devaluation in currency of Israel compared to the U.S. dollar during the immediately preceding year. The last adjustment to Mr. Korall's base salary was on January 1, 1997 when it was adjusted to $9,423 per month. With respect to Messrs. Harats and Ehrlich, Base Salary is adjusted in an amount equal to the greater of 3% or in an amount equal to the excess, if any, of any increase in the Israeli Consumer Price Index over any devaluation in currency of Israel compared to the US Dollar, in each case during the immediately preceding year. Accordingly, Base Salary for Messrs. Ehrlich, Harats and Korall is, as of January 1, 1998, $12,942, $12,942 and $9,423 per month, respectively. The Employment Agreements provide for bonuses to be paid in an amount of (a) not less than 50% of Base Salary or (b) 2%, 2% and 1%, respectively, of Net Earnings (defined as net income before taxes and extraordinary and other nonrecurring items) (the "Bonus"), subject to certain conditions, as well as other benefits such as vacation, sick leave, provision of automobiles and insurance contributions. The determination of the amount of Bonus to be paid pursuant to the Employment Agreements is based on attainment of the Company's budgeted results, including Net Earnings. Additionally, the Compensation Committee will set qualitative goals annually as a basis for paying the bonus to each of Messrs. Ehrlich and Harats. During 1997, no bonuses were accrued for Messrs. Ehrlich, Harats and Korall. In lieu of a cash bonus, the Compensation Committee has, in March 1998, approved a grant of options to each of Messrs. Ehrlich and Harats, the number and terms of which to be determined based on a present value of $50,000 under a valuation methodology to be performed by an independent third party. The Employment Agreements also contain confidentiality and non-competition covenants. Pursuant to the Employment Agreements, each of Messrs. Ehrlich, Harats and Korall was granted demand and "piggyback" registration rights covering shares of the Company's Common Stock held by them. The Employment Agreements may be terminated by the Company in the event of death, disability or for "Cause" (defined as conviction of certain crimes, willful failure to carry out directives of the Company's Board of Directors or gross negligence or willful misconduct). Messrs. Ehrlich and Harats each have the right to terminate their employment for "Good Reason," which is defined to include adverse changes in employment status or compensation, insolvency of the Company, material breaches and certain other events. Upon termination of employment, the Employment Agreements provide for payment of all accrued and unpaid compensation, any Bonus due for the year in which employment is terminated and a termination payment equal to thirty-six times monthly Base Salary at the highest rate in effect within the 90 day period prior to the termination of employment and certain benefits will continue and all outstanding options will be fully vested. In addition, Messrs. Harats and Ehrlich are entitled to an amount equal to the greater of (x) the average of all bonuses paid to the executive during the three most recent full calendar years immediately preceding the Termination Date or (y) all bonuses paid to the executive during the most recent full calendar year immediately preceding the Termination Date. Furthermore, Mr. Harats has the right to terminate his employment even without a "Good Reason", prior to the end of the agreement, and will still be entitled to all the termination benefits indicated above. On January 28, 1998, Messrs Ehrlich and Harats agreed, that for 1998, they would waive 25% of their base salary or $38,820 for the calendar year. The Compensation Committee, in March 1998, approved a grant of options to each of Messrs. Ehrlich and Harats, the number and terms of which are to be determined based on a present value of $38,820 under a valuation methodology to be performed by an independent third party. The options vest 1/12th per month over the calendar year. Messrs. Ehrlich and Harats each have the right to cancel the arrangement upon two weeks notification to the Company prior to the beginning of each quarter. Any unvested options would immediately be forfeited. Furthermore, while their base salary was decreased, their social benefits and 1998 bonuses, will still be calculated on the full base salary that they are entitled to by contract.

     Dr. Degani entered into an employment agreement with the Company upon joining the Company in June 1997 (the" Degani Employment Agreement"). The Degani Employment Agreement has no fixed termination date, and, subject to advance notice by either party of two months, may be terminated at will. The Degani Employment Agreement provides for a base salary of $9,000. This was adjusted to $9,500, effective January 1998. The Degani Employment Agreement provides for an annual bonus of not less than 1.5 months base salary, in accordance with Dr. Degani's success in the position, as well as other benefits such as vacation, sick leave, provision of an automobile and insurance contributions. Furthermore, Dr. Degani is entitled to a termination payment (in addition to severance pay by law), in an amount between 2-5 months base salary, depending on who gives notice, and how long Dr. Degani has been employed with the Company. The Degani Employment Agreement also contains confidentiality and non-competition covenants. On January 28, 1998, Dr. Degani agreed, that for 1998, he would waive $500 per month of his base salary, or $6,000 for the calendar year. The Compensation Committee, in March 1998, approved a grant of options to Dr. Degani, the number and terms of which are to be determined based on a present value of $6,000 under a valuation methodology to be performed by an independent third party. The options vest 1/12th per month over the calendar year. Dr Degani may cancel the arrangement upon two weeks notification to the Company prior to the beginning of each quarter. Any unvested options would immediately be forfeited. Furthermore, while his base salary was decreased, the social benefits and 1998 bonuses, will still be calculated on his full base salary.

     On March 12, 1998, the Company and Mr. Korall entered into an agreement (the "Termination Agreement") to terminate Mr. Korall's Employment Agreement, and all of each of the Company's and Mr. Korall's right and obligations thereunder effective as of January 31, 1998. Pursuant to the Termination Agreement, the Company paid Mr. Korall all salary, other benefits and legally mandated severance pay due to him through that date. In addition, the Company agreed to pay to Mr. Korall additional severance pay in the amount of $120,000, payable in 24 equal monthly installments of $5,000 each, and to extend the date by which options held by Mr. Korall to purchase 90,000 Shares of the Company may be exercised to February 28, 2000. The Termination Agreement also contains mutual general releases between the Company and Mr. Korall. Simultaneously, the Company entered into a consulting agreement (the "Consulting Agreement") with Shampi Ltd., a consulting company with which Mr. Korall is affiliated. Pursuant to the terms of the Consulting Agreement, Mr. Korall will prepare several reports for the Company dealing with the Company's existing vehicle battery product and with a proposal for a new battery project. The Consulting Agreement terminates on April 10, 2000 unless renewed by mutual agreement of the parties. In consideration of these consulting services, the Company will make 24 equal monthly payments of $6,000 each to Shampi Ltd., in addition to two lump sum payments of $31,500 each at the beginning and end of the contract period. Furthermore, the Company agreed to provide to it a motor vehicle during such period for the use of Mr. Korall. Pursuant to the Consulting Agreement, Shampi Ltd and Mr. Korall have agreed to a five-year confidentiality provision and an agreement not to compete with the Company nor to solicit customers, suppliers or employees of the Company during the term of the Consulting Agreement and for a period of twelve months thereafter.

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


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors for the 1997 fiscal year consisted of Dr. Jay Eastman, Jack Rosenfeld, and Lawrence Miller. None of the members have served as officers of the Company.

     Robert S. Ehrlich, Chairman and Chief Financial Officer of the Company serves as Chairman and a director of PSCX, for which Dr. Eastman serves as director and Mr. Rosenfeld serves as director and member of the Compensation Committee.

     In January 1993, each of Messrs. Ehrlich, Harats and Korall exercised options to purchase 423,116, 719,304 and 343,785 shares of the Company's Common Stock, respectively, at an exercise price of $0.35 per share. In payment for the option exercise, each of Messrs. Ehrlich, Harats and Korall issued non-recourse promissory notes (the "Promissory Notes") secured by the shares of Common Stock purchased, bearing interest at one point over the applicable United States federal funds rate. In December 1994, the Promissory Notes were amended to change the interest rate to the higher of a United States dollar rate of 7% or the percentage increase in the Israeli CPI between the date of the Promissory Notes and the date interest is calculated, based on the original principal amount of the loan expressed in NIS. Interest is payable at maturity. As of December 31, 1997, the aggregate amount outstanding pursuant to the Promissory Notes for each of Messrs. Ehrlich, Harats and Korall was $206,686, $354,774 and $147,301, respectively (including an aggregate of $206,057 in accrued interest receivable), which, in the case of Messrs. Ehrlich and Harats, are also the largest aggregate amounts outstanding since the issuance of the Promissory Notes. The Promissory Notes matured on January 3, 1998.The promissory notes of Messrs. Ehrlich and Harats were renewed as recourse notes for a period of 10 years through December 31, 2007. Mr. Korall's note has not been renewed. As part of his termination agreement, Mr. Korall has agreed to sell shares sufficient to pay the remaining balance of the loan. Interest will continue to accrue on the Promissory Notes in accordance with the terms thereof until they are fully paid.

     In August 1996, each of Messrs. Ehrlich, Harats exercised options to purchase 80,000, and 170,000 shares of the Company's Common Stock, respectively, at an exercise price of $5.75 per share. In payment for the option exercise, each of Messrs. Ehrlich, and Harats issued new non-recourse promissory notes (the "New Promissory Notes") secured by the shares of Common Stock purchased, bearing interest at the rate of 6.2% per annum. The income taxes due on the option exercise were also added to the loan balance. Interest accrues at the higher of the abovementioned rate or the percentage increase in the Israeli CPI between the date of the New Promissory Notes and the date interest is calculated, based on the original principal amount of the loan expressed in NIS. Israel Value Added Tax ("VAT") is being added to the interest. Both Interest and the related VAT are payable at maturity. As of December 31, 1997, the aggregate amount outstanding pursuant to the New Promissory Notes for each of Messrs. Ehrlich and Harats was $542,619 and $1,153,184, respectively (including an aggregate of $182,728 in accrued interest and VAT receivable), which are also the largest aggregate amounts outstanding since the issuance of the Promissory Notes. The Promissory Notes mature on August 20, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the security ownership of those persons owning of record or known to the Company to be beneficial owners of more than five percent of the Company's Common Stock as of

March 16, 1998, each of the Company's Named Executive Officers and directors, and the shares of Common Stock held by all directors and executive officers of the Company as a group.

                                                                       SHARES                         PERCENTAGE OF
                                                            BENEFICIALLY OWNED/(1)(2)/                TOTAL SHARES
                                                                                                     OUTSTANDING/(2)/
Five Percent Holders
---------------------------------------
 Newton D. Becker                                                 3,510,004/(3)/                           12.3%
 2743 Aqua Verde Circle
 Los Angeles, California

Named Executive Officers & Directors
---------------------------------------

 Leon S. Gross                                                    3,510,004/(4)(13)/                       24.7%
 Robert S. Ehrlich                                                1,099,979/(5)(9)(13)/                     7.6%
 Yehuda Harats                                                    1,536,207/(6)(9)(13)/                    10.7%
 Joshua Degani                                                       17,150/(7)/                             *
 Menachem Korall                                                    495,632/(8)(9)/                         3.5%
 Dr. Jay M. Eastman                                                  11,667/(10)/                            *
 Jack E. Rosenfeld                                                   11,667/(10)/                            *
 Harvey M. Krueger                                                   14,667/(11)/                            *
 Lawrence Miller                                                     13,914/(12)/                            *

 All Directors and Executive Officers
 of the Company as a group                                      6,727,721/(4)(5)(6)(7)(8)(10)(11)(12)/     45.40%
 (10 persons)

*    Less than one percent

___________________________

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

(3) All shares are held in the name of the Becker Family Trust of which Mr. Becker is the trustee and sole beneficiary during his lifetime. Excludes 633,350 shares held by the Newton Becker Irrevocable Trust No. 1, as to which Mr. Becker disclaims beneficial ownership. Shares held by the Irrevocable Trust are held for the benefit of members of Mr. Becker's family. David E. Becker and Bryan Gordon, Mr. Becker's son and stepson, respectively, are co-trustees of the Irrevocable Trust.

(4) Based upon a Form 4 dated February 9, 1998. Includes 5,000 shares of Common Stock issuable upon exercise of options exercisable within 60 day, and 160,000 shares held by Leon Gross and Lawrence Miller as Co-Trustees of the Rose Gross Charitable Foundation.

(5) Includes 277,478 shares of Common Stock issuable upon exercise of options exercisable, or potentially exercisable, within 60 days.

(6) Includes 150,000 shares of Common Stock issuable upon exercise of options exercisable, or potentially exercisable, within 60 days.

(7) Includes 17,150 shares of Common Stock issuable upon exercise of options exercisable within 60 days

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

(10) Includes 11,667 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(11) Includes 11,667 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(12) Includes 5,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(13) Messrs. Gross, Ehrlich and Harats are parties to a Voting Rights Agreement pursuant to which each of the parties agrees to vote the shares of the Company's Common Stock held by that person in favor of the election of Messrs. Ehrlich, Harats and Miller for five years following October 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In January 1993, each of Messrs. Ehrlich, Harats and Korall exercised options to purchase 423,116, 719,304 and 343,785 shares of the Company's Common Stock, respectively, at an exercise price of $0.35 per share. In payment for the option exercise, each of Messrs. Ehrlich, Harats and Korall issued non-recourse promissory notes (the "Promissory Notes") secured by the shares of Common Stock purchased, bearing interest at one point over the applicable United States federal funds rate. In December 1994, the Promissory Notes were amended to change the interest rate to the higher of a United States dollar rate of 7% or the percentage increase in the Israeli CPI between the date of the Promissory Notes and the date interest is calculated, based on the original principal amount of the loan expressed in NIS. Interest is payable at maturity. As of December 31, 1997, the aggregate amount outstanding pursuant to the Promissory Notes for each of Messrs. Ehrlich, Harats and Korall was $206,686, $354,774 and $147,301, respectively (including an aggregate of $206,057 in accrued interest receivable), which, in the case of Messrs. Ehrlich and Harats, are also the largest aggregate amounts outstanding since the issuance of the Promissory Notes. The Promissory Notes matured on January 3, 1998. The promissory notes of Messrs. Ehrlich and Harats were renewed as recourse notes for a period of 10 years through December 31, 2007. Mr. Korall's note has not been renewed. As part of his termination agreement, Mr. Korall has agreed to sell shares sufficient to pay the remaining balance of the loan. Interest will continue to accrue on the Promissory Notes in accordance with the terms thereof until they are fully paid.

     In August 1996, each of Messrs. Ehrlich, Harats exercised options to purchase 80,000, and 170,000 shares of the Company's Common Stock, respectively, at an exercise price of $5.75 per share. In payment for the option exercise, each of Messrs. Ehrlich, and Harats issued new non-recourse promissory notes (the "New Promissory Notes") secured by the shares of Common Stock purchased, bearing interest at the rate of 6.2% per annum. The income taxes due on the option exercise were also added to the loan balance. Interest accrues at the higher of the abovementioned rate or the percentage increase in the Israeli CPI between the date of the New Promissory Notes and the date interest is calculated, based on the original principal amount of the loan expressed in NIS. Israel Value Added Tax ("VAT") is being added to the interest. Both Interest and the related VAT are payable at maturity. As of December 31, 1997, the aggregate amount outstanding pursuant to the New Promissory Notes for each of Messrs. Ehrlich and Harats was $542,619 and $1,153,184, respectively (including an aggregate of $182,728 in accrued interest and VAT receivable), which are also the largest aggregate amounts outstanding since the issuance of the Promissory Notes. The Promissory Notes mature on August 20, 2001.

     In September 1996, Mr. Edelman exercised options to purchase 5,333 shares of the Company's Common Stock, at an average exercise price of $5.83 per share. In payment for the option exercise, Mr. Edelman issued a non-recourse promissory note (the "Promissory Note") secured by the shares of Common Stock purchased, bearing interest at the rate of 6.2% per annum. The income taxes due on the option exercise were also added to the loan balance. Interest accrues at the higher of the abovementioned rate or the percentage increase in the Israeli CPI between the date of the Promissory Note and the date interest is calculated, based on the original principal amount of the loan expressed in NIS. VAT is being added to the interest and is paid currently. Interest is payable at maturity. As of December 31, 1997, the aggregate amount outstanding pursuant to the Promissory Note was $36,330 (including an aggregate of $3,512 in accrued interest and VAT receivable), which is also the largest aggregate amount outstanding since the issuance of the Promissory Note. The Promissory Note matures on September 10, 2001.

     Pursuant to a Stock Purchase Agreement dated September 30, 1996, between the Company and Mr. Gross, (the "Purchase Agreement"), on October 2, 1996, the Company issued 1,538,462 shares of Common Stock to Mr. Gross at a price of $6.50 per share, for a total purchase price of $10.0 million.

     Pursuant to the terms of the Purchase Agreement, Mr. Gross agreed that for a period of five (5) years from the date of the Purchase Agreement, neither Mr. Gross nor his Affiliates, as defined in the Securities Act, directly or indirectly or in conjunction with or through any Associate (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), will (i) solicit proxies with respect to any capital stock or other voting securities of the Company under any circumstances, or become a "participant" in any "election contest" relating to the election of directors of the Company (as such terms are used in Rule 14a-11 of Regulation 14A of the Exchange Act) or
(ii) make an offer for the acquisition of substantially all of the assets or capital stock of the Company or induce or assist any other person to make such an offer or (iii) form or join any "group" within the meaning of Section 13(d)(3) of the Exchange Act with respect to any capital stock or other voting securities of the Company for the purpose of accomplishing the actions referred to in clauses (i) and (ii) above other than pursuant to the Voting Rights Agreement described below.

     In connection with the Purchase Agreement, the Company and Mr. Gross also entered into a Registration Rights Agreement dated September 30, 1996, setting forth registration rights with respect to the shares of Common Stock issued to Mr. Gross in connection with the offering. These rights include the right to make two (2) demands for a shelf registration statement on Form S-3 for the sale of the Common Stock which may, subject to certain customary limitations and requirements, be underwritten. In addition, Mr. Gross was granted the right to "piggyback" on registrations of Common Stock in an unlimited number of registrations. Also under the Registration Rights Agreement, Mr. Gross is subject to customary underwriting lock-up requirements with respect to public offerings of the Company's securities.

     Pursuant to a Voting Rights Agreement dated September 30, 1996 and as amended December 10, 1997,(the "Voting Rights Agreement"), between the Company, Mr. Gross and certain management shareholders, Robert S. Ehrlich (the Company's Chairman of the Board and Chief Financial Officer) and Yehuda Harats (the Company's President and Chief Executive Officer (the "Management Stockholders")), Lawrence M. Miller, Mr. Gross's advisor, will be entitled to be nominated to serve on the Company's Board of Directors, so long as Mr. Gross, his heirs or assigns retains at least 1,375,000 shares of Common Stock. As a result, the Company's Board of Directors was increased to a total of six members. In addition, under the Voting Rights Agreement, Mr. Gross and Messrs. Ehrlich and Harats agreed to vote and take all necessary action so that Messrs. Ehrlich, Harats, and Miller shall serve as members of the Board of Directors until the earlier of December 10, 2002 or the 5/th/ Annual Meeting after December 10, 1997. In addition, so long as Mr. Miller serves as a director, Mr. Gross, who shall succeed Mr. Miller should he cease to serve on the Board (unless Mr. Gross is then serving on the Board, in which case Mr. Gross may designate a Director), shall be entitled to attend and receive notice of Board meetings. Mr. Gross further agreed to vote, at the Company's next Annual Meeting of Stockholders, and take any further necessary action, in favor of an increase in shares authorized to be issued upon exercise of options under the Company's 1993 Stock Option and Restricted Stock Purchase Plan.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements - See Index to Financial Statements attached hereto, page 26.

     2. Financial Statements Schedules - See Index to Financial Statements attached hereto, page 26.

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

10.4 Notice of Edison's assumption of ESAT's obligations under the Sublicense Agreement with EFBV.(1)

10.5 Agreement dated December 16, 1992 between EFL and Technischer Uberwachungsverein Bayern Sachsen e.V. ("TUV").(1)

10.6      Agreement dated July 29, 1992 between EFL and TUV.(1)

10.7 Letter of Intent between the Company and Deutsche Post AG dated November 18, 1993.(1)

10.8 Amended and Restated 1993 Stock Option and Restricted Stock Purchase Plan dated November 11, 1996.+

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

10.29     Agreement between the Company and Walter Trux dated December 18, 1996.
          (7)

10.30 Cooperation Agreement between The Israel Electric Corporation and EFL dated as of October 31, 1996.(7)

10.31 Amended and Restated Employment Agreement, dated as of October 1, 1996 between the Company, EFL and Yehuda Harats+ (7)

10.32 Amended and Restated Employment Agreement dated as of October 1, 1996 between the Company, EFL and Robert S. Ehrlich+ (7)

10.33 Lease Agreement between Mori Investments Ltd. and EFL dated March 18, 1996. (7)

10.34 Agreement dated February 20, 1997 between STN ATLAS Elektronik GmbH and EFL.(7)

10.35     Agreement dated February 2, 1998 between Deutsche Post AG and EFL.

10.36 Employment Agreement dated May 13, 1997 between the Company, EFL, and Joshua Degani.+

10.37 Termination Agreement dated March 12, 1998 between the Company, EFL and Menachem Korall.+

10.38 Consulting Agreement dated March 12, 1998 between the Company, EFL, and Shampi Ltd.

10.39 Amendment No. 1 to the Voting Rights Agreement between the Company, Gross, Robert Ehrlich, and Yehuda Harats dated December 10, 1997.

10.40 Amendment No. 2 to the Registration Rights Agreement between the Company, Gross, Robert Ehrlich and Yehuda Harats dated December 10, 1997.

21        Subsidiaries.(4)

23.1 Consent of Kesselman & Kesselman (a member of Coopers & Lybrand International), independent certified public accountants in Israel.

27        Financial Data Schedule.

27.1      Amended Financial Data Schedule - Nine Months Ended September 30,
          1997.

27.2      Amended Financial Data Schedule - Six Months Ended June 30, 1997.

27.3      Amended Financial Data Schedule - Three Months Ended March 31, 1997.

27.4      Amended Financial Data Schedule - Year Ended December 31, 1996.

27.5      Amended Financial Data Schedule - Nine Months Ended September 30,
          1996.

27.6      Amended Financial Data Schedule - Six Months Ended June 30, 1996.

27.7      Amended Financial Data Schedule - Three Months Ended March 31, 1996.

99.       Important factors regarding forward-looking statements.


(b)     Reports on Form 8-K

        The Company did not file any Current Reports on Form 8K during the last quarter of fiscal year 1997.
________________

*   English translation or summary from original.
+   Includes management contracts and compensation plans and arrangements.
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-73256), which became effective on February 23, 1994.
(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as amended.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(4) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-97944), which became effective on February 5, 1996.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(6) Incorporated by reference to the Company's Report on Form 8-K dated October 4, 1996.
(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended

                           ELECTRIC FUEL CORPORATION

                    1997 CONSOLIDATED FINANCIAL STATEMENTS


                               TABLE OF CONTENTS

REPORT OF INDEPENDENT AUDITORS                                         2

CONSOLIDATED FINANCIAL STATEMENTS:
     Balance sheets                                                   3-4
     Statements of loss                                                5
     Statements of changes in stockholders' equity                    6-7
     Statements of cash flows                                         8-9
     Notes to financial statements                                   10-31


                                _______________
                           _________________________
                                _______________

                        REPORT OF INDEPENDENT AUDITORS

To the Stockholders of

ELECTRIC FUEL CORPORATION

We have audited the consolidated balance sheets of Electric Fuel Corporation (hereafter - the "Company") and its subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Israel and in the United States, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, either due to error or to intentional misrepresentation. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a fair basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 1997 and 1996 and the consolidated results of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles in the United States.


Jerusalem, Israel                                Kesselman & Kesselman
March 20, 1998                            Certified Public Accountants (Israel)

                           ELECTRIC FUEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31
                                                                         ------------------------------
                                                                             1997              1996
                                                                         ------------      ------------
                                                                                  U.S. DOLLARS
                                                                         ------------------------------
                    A  S  S  E  T  S
CURRENT ASSETS (note 7):
     Cash and cash equivalents                                           11,771,816         12,662,776
     Marketable debt securities (note 8a)                                 3,101,846         11,296,382
     Accounts receivable:
       Trade                                                                801,927            369,442
       Other (note 8b)                                                    1,711,037          1,915,628
     Inventories                                                            538,682            915,032
                                                                         ----------         ----------
        T o t a l  current assets                                        17,925,308         27,159,260
                                                                         ----------         ----------
MARKETABLE DEBT SECURITIES (note 8a)                                      1,843,326
                                                                         ----------
FIXED ASSETS (note 2):
     Cost                                                                 7,058,716          8,754,771
     L e s s - accumulated depreciation and amortization                  2,304,327          1,451,095
                                                                         ----------         ----------
                                                                          4,754,389          7,303,676
                                                                         ----------         ----------
OTHER ASSETS, net of
     accumulated amortization (note 8c)                                      49,182             59,182
                                                                         ----------         ----------
                                                                         24,572,205         34,522,118
                                                                         ==========         ==========

                                                                                                 DECEMBER 31
                                                                                        -----------------------------
                                                                                           1997               1996
                                                                                        ----------         ----------
                                                                                                U.S. DOLLARS
                                                                                        -----------------------------
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES (note 7):
  Accounts payable and accruals:
    Trade                                                                                  1,169,371      1,079,284
    Other (note 8d)                                                                        1,786,163      3,505,594
  Advances from customers                                                                  1,014,948        926,599
                                                                                          ----------     ----------
     Total current liabilities                                                             3,970,482      5,511,477
LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT,
  net of amount funded (note 3)                                                            1,842,749      1,141,030
COMMITMENTS AND CONTINGENT LIABILITIES (note 4)
                                                                                          ----------     ----------
     Total liabilities                                                                     5,813,231      6,652,507
                                                                                          ----------     ----------
STOCKHOLDERS' EQUITY (note 5):
  Common stock - $ 0.01 par value;
    authorized - 28,000,000 shares as of December 31, 1997,
    and 1996;
    issued - 14,218,161 shares as of December 31, 1997,
    and 14,257,508 shares as of December 31, 1996
    outstanding - 14,218,161 shares as of December 31, 1997
    and 14,185,208 shares as of December 31, 1996                                            142,182        142,575
  Preferred stock - $ 0.01 par value; authorized - 1,000,000 shares, no shares outstanding
  Additional paid-in capital                                                              57,077,708     57,341,451
  Accumulated deficit                                                                    (36,020,457)   (26,890,958)
  Unrealized gain on available-for-sale securities                                               436          3,157
  Treasury stock, at cost (common stock - 72,300 shares as of
    December 31, 1996)                                                                                     (456,394)
  Notes receivable from stockholders                                                      (2,440,895)    (2,270,220)
                                                                                          ----------     ----------
     Total stockholders' equity                                                           18,758,974     27,869,611
                                                                                          ----------     ----------
                                                                                          24,572,205     34,522,118
                                                                                          ==========     ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                           ELECTRIC FUEL CORPORATION

                        CONSOLIDATED STATEMENTS OF LOSS

                                                   1997            1996            1995
                                               ------------    ------------     ------------
                                                               U.S. DOLLARS
                                               ---------------------------------------------
REVENUES (notes 4a and 9a)                        4,526,216       5,405,303       4,371,610
                                               ------------    ------------     ------------
RESEARCH AND DEVELOPMENT EXPENSES
     AND COST OF REVENUES
     Expenses incurred (note 9b)                 12,227,559      13,067,747      14,378,805
     Less - royalty-bearing grants (note 4b)      2,381,777       1,505,720       1,560,792
                                               ------------    ------------     ------------
                                                  9,845,782      11,562,027      12,818,013
PROVISION FOR ANTICIPATED
     PROGRAM LOSSES (notes 1a(4), h and
      4a(1))                                                                      2,600,000
SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES (note 9c)                           4,440,194       4,693,008       2,752,033
                                               ------------    ------------     ------------
                                                 14,285,976      16,255,035      18,170,046
                                               ------------    ------------     ------------

OPERATING LOSS                                   (9,759,760)    (10,849,732)    (13,798,436)
FINANCIAL INCOME - net (note 9d)                    775,111         793,853         664,722
                                               ------------    ------------     ------------
LOSS BEFORE TAXES ON INCOME                      (8,984,649)    (10,055,879)    (13,133,714)
TAXES ON INCOME (note 6)                            144,850         (38,261)         35,210
                                               ------------    ------------     ------------
LOSS FROM THE OPERATIONS OF THE COMPANY
     AND ITS SUBSIDIARIES                        (9,129,499)    (10,017,618)    (13,168,924)
SHARE IN LOSS OF INVESTEE COMPANY (note 1g)                                          52,134
                                               ------------    ------------     ------------
LOSS                                             (9,129,499)    (10,017,618)    (13,221,058)
                                               ============    ============     ============
LOSS PER SHARE - basic  and diluted (note 9e)         (0.73)          (0.91)          (1.86)
                                               ============    ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING (note 9e)                       12,502,330      10,961,765       7,103,872
                                               ============    ============     ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                                 (CONTINUED) - 1

                           ELECTRIC FUEL CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                           ADDITIONAL
                                                                   COMMON STOCK             PAID-IN        ACCUMULATED
                                                               --------------------
                                                               SHARES        AMOUNT         CAPITAL          DEFICIT
                                                               -------      -------    -----------------   -----------
                                                                                      U.S . DOLLARS
                                                               -------------------------------------------------------
BALANCE AT JANUARY 1, 1995                                    11,183,550    111,836        24,059,587      (3,652,282)
CHANGES DURING 1995:
   Shares issued in connection with the exercise of              144,560      1,446           108,521
    options
   Purchase of treasury stock (8,700 shares)
   Accrued interest on notes receivable from stockholders
   Payments of interest and principal on notes receivable
   from stockholders
   Unrealized gain on available-for-sale securities
   Loss                                                                                                   (13,221,058)

                                                              ----------    -------        ----------     -----------
BALANCE AT DECEMBER 31, 1995                                  11,328,110    113,282        24,168,108     (16,873,340)
CHANGES DURING 1996:
   Shares issued in a public offering (note 5a(1))             3,750,000     37,500   /(1)/21,562,647

   Shares issued in a private placement (note 5a(2))           1,538,462     15,384    /(2)/9,920,407
   Shares issued in connection with the exercise of
    options (note 5b(3))                                         293,099      2,931         1,516,933
   Compensation cost in connection with exercise of
    options (note 5b(3))                                                                      159,834
   Treasury stock retired                                     (2,652,163)   (26,522)         (166,652)
   Purchase of treasury stock (72,300 shares) and options
    issued as compensation for services rendered by
     consultant (note 5a(3))                                                                   68,000
   Options issued as compensation for services rendered by
   consultant (note 5b(3))                                                                      9,959
   Loans granted to stockholders
   Accrued interest on notes receivable from stockholders                                     102,215
   Realization of gain on available-for-sale securities
   Loss                                                                                                   (10,017,618)
                                                              ----------    -------        ----------     -----------
BALANCE AT DECEMBER 31, 1996 - forward                        14,257,508    142,575        57,341,451     (26,890,958)

                                                           UNREALIZED
                                                            GAIN ON                      NOTES
                                                           AVAILABLE                   RECEIVABLE
                                                            FOR SALE     TREASURY         FROM
                                                           SECURITIES      STOCK      STOCKHOLDERS       TOTAL
                                                          ------------  ----------   --------------     -------
                                                                               U.S. DOLLARS
                                                          -----------------------------------------------------
BALANCE AT JANUARY 1, 1995                                               (146,187)     (1,370,280)   19,002,674
CHANGES DURING 1995:
   Shares issued in connection with the exercise of                                                     109,967
    options
   Purchase of treasury stock (8,700 shares)                              (46,987)                      (46,987)
   Accrued interest on notes receivable from stockholders                                 (77,291)      (77,291)
   Payments of interest and principal on notes receivable
   from stockholders                                                                       24,629        24,629
   Unrealized gain on available-for-sale securities            29,048                                    29,048
   Loss                                                                                             (13,221,058)
                                                          ------------  ----------   -------------- ------------
BALANCE AT DECEMBER 31, 1995                                   29,048    (193,174)     (1,422,942)    5,820,982
CHANGES DURING 1996:
   Shares issued in a public offering (note 5a(1))                                                   21,600,147

   Shares issued in a private placement (note 5a(2))                                                  9,935,791
   Shares issued in connection with the exercise of
    options (note 5b(3))                                                               (1,465,978)       53,886
   Compensation cost in connection with exercise of
    options (note 5b(3))                                                                                159,834
   Treasury stock retired                                                 193,174
   Purchase of treasury stock (72,300 shares) and options
    issued as compensation for services rendered by
     consultant (note 5a(3))                                             (456,394)        815,046       426,652
   Options issued as compensation for services rendered by
   consultant (note 5b(3))                                                                                9,959
   Loans granted to stockholders                                                          (94,131)      (95,131)
   Accrued interest on notes receivable from stockholders                                (102,215)
   Realization of gain on available-for-sale securities       (25,891)                                  (25,891)
   Loss                                                                                             (10,017,618)
                                                          ------------  ----------   -------------- ------------
BALANCE AT DECEMBER 31, 1996 - forward                          3,157    (456,394)     (2,270,220)   27,869,611

                                                                 (CONCLUDED) - 2
                           ELECTRIC FUEL CORPORATION

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                               UNREALIZED
                                                                                                                 GAIN ON
                                                                                  ADDITIONAL                    AVAILABLE
                                                          COMMON STOCK              PAID-IN      ACCUMULATE      FOR SALE
                                                      ------------------------
                                                       SHARES          AMOUNT       CAPITAL        DEFICIT      SECURITIES
                                                      ----------      --------    ----------      ----------   ------------
                                                                                      U. S. D O L L A R S
                                                      -------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996 - forward                14,257,508       142,575    57,341,451     (26,890,958)        3,157
CHANGES DURING 1997:
     Shares issued in connection with the exercise
      of options (note 5b(3))                             32,953           330        36,552
     Treasury stock retired                              (72,300)         (723)     (455,671)
     Options issued as compensation for services
      rendered by consultant (note 5b(3))                                              9,000
     Loans granted to stockholders
     Payment of interest and principal on note
      receivable from stockholders
     Accrued interest on notes receivable from
      stockholders                                                                   146,376
     Realization of gain on available-for-sale                                                                      (2,721)
      securities
     Loss                                                                                         (9,129,499)
                                                      ----------    ----------    ----------      ----------    ----------
BALANCE AT DECEMBER 31, 1997                          14,218,161       142,182    57,077,708     (36,020,457)          436
                                                      ==========    ==========    ==========      ==========    ==========


                                                                            NOTES
                                                                         RECEIVABLE
                                                         TREASURY           FROM

                                                           STOCK        STOCKHOLDERS         TOTAL
                                                         ---------      ------------       ---------
                                                                     U. S. D O L L A R S
                                                         -------------------------------------------
BALANCE AT DECEMBER 31, 1996 - forward                   (456,394)       (2,270,220)      27,869,611
CHANGES DURING 1997:
     Shares issued in connection with the exercise
      of options (note 5b(3))                                                                 36,882
     Treasury stock retired                               456,394
     Options issued as compensation for services
      rendered by consultant (note 5b(3))                                                      9,000
     Loans granted to stockholders                                          (38,395)         (38,395)
     Payment of interest and principal on note
      receivable from stockholders                                           14,096           14,096
     Accrued interest on notes receivable from
      stockholders                                                         (146,376)
     Realization of gain on available-for-sale                                                (2,721)
      securities
     Loss                                                                                 (9,129,499)
                                                         ---------      -----------       ----------
BALANCE AT DECEMBER 31, 1997                                   --        (2,440,895)      18,758,974
                                                         =========      ===========       ==========

/(1)/ Net of $ 2,774,853 - offering expenses.

/(2)/ Net of $ 64,211 - issuing expenses.


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                                 (CONTINUED) - 1

                           ELECTRIC FUEL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 1997          1996          1995
                                                                             -----------   ------------   -----------
                                                                                           U.S. DOLLARS
                                                                             ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Loss                                                                     (9,129,499)  (10,017,618)  (13,221,058)
     Adjustments required to reconcile loss to net cash
         used in operating activities:
         Share in loss of investee company                                                                    52,134
         Depreciation and amortization                                           866,327       951,955       506,895
         Amortization of net premium (discount) on
           marketable debt securities                                            (44,591)                    278,455
         Capital loss (gain) from disposal of fixed assets                         6,405         7,145        (3,786)
         Capital loss from disposal of marketable debt
           securities, net                                                                      30,991           348
         Liability for employee rights upon retirement - net                     701,719       585,122       260,775
         Waiver of loan to stockholder                                                         358,652
         Compensation cost in connection with exercise
           of options                                                                          159,834
         Issue of stock options as compensation for
           services rendered by consultants                                        9,000        77,959
         Interest accrued on notes and loan to stockholders                                                  (77,291)
         Changes in operating asset and liability items:
           Decrease (increase) in accounts receivable                           (233,457)      118,619       268,712
           Decrease (increase) in inventories                                    376,350      (379,824)     (403,458)
           Increase (decrease) in accounts payable and
             accruals                                                            570,656    (4,516,367)    5,718,556
         Changes in related parties - net                                                                     10,141
         Increase (decrease) in advances from customers                           88,349    (3,296,467)    4,164,945
                                                                             -----------   ------------   -----------
     Net cash used in operating activities                                    (6,788,741)  (15,919,999)   (2,444,632)
                                                                             -----------   ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                   (507,882)   (2,225,459)   (5,333,875)
     Investment grant relating to fixed assets                                                 355,137
     Loans granted to stockholders                                               (38,395)      (94,131)
     Amounts carried to other asset and deferred charges                                                    (710,552)
     Proceeds from disposal of fixed assets                                                     19,731         9,559
     Sale or redemption of (purchase of) marketable
         debt securities - net                                                 6,393,080    (7,137,746)   12,448,903
                                                                             -----------   ------------   -----------
     Net cash provided by (used in) investing activities                       5,846,803    (9,082,468)    6,414,035
                                                                             -----------   ------------   -----------
Forward                                                                         (941,938)  (25,002,467)    3,969,403

                                                                 (CONCLUDED) - 2
                           ELECTRIC FUEL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    1997          1996          1995
                                                                                -----------   ------------   ------------
                                                                                              U.S. DOLLARS
                                                                                -----------------------------------------
 Forward                                                                           (941,938)  (25,002,467)    3,969,403
                                                                                -----------   ------------   ------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Issue of share capital (including additional paid
      in capital), net of offering expenses                                                    32,246,490
     Proceeds from exercise of options                                               36,882        53,886       109,967
     Payment on note receivable from stockholders                                    14,096                      24,629
     Purchase of treasury stock                                                                                 (46,987)
                                                                                -----------   ------------   ------------
     Net cash provided by financing activities                                       50,978    32,300,376        87,609
                                                                                -----------   ------------   ------------
  INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                                   (890,960)    7,297,909     4,057,012
  BALANCE OF CASH AND CASH EQUIVALENTS AT
     BEGINNING OF YEAR                                                           12,662,776     5,364,867     1,307,855
                                                                                -----------   ------------   ------------
  BALANCE OF CASH AND CASH EQUIVALENTS AT END
     OF YEAR                                                                     11,771,816    12,662,776     5,364,867
                                                                                ===========   ============   ============
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION - CASH PAID DURING THE YEAR FOR:
     Interest                                                                        30,001        28,247        48,810
                                                                                ===========   ============   ============
     Income taxes                                                                    49,563        92,483        65,448
                                                                                ===========   ============   ============

     SUPPLEMENTARY INFORMATION ON ACTIVITIES NOT INVOLVING CASH FLOWS:

        1. As to the writedown, in 1997, of equipment in the amount of $ 2.2 million, see note 1a(4).

        2. As to transaction, in 1996, whereby the Company purchased shares of its common stock from a stockholder, see note 5a(3).

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                           ELECTRIC FUEL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

          The significant accounting policies, applied on a consistent basis, are as follows:

          A.   GENERAL:

               1)   Nature of operations

                    Electric Fuel Corporation ("EFC") - a Delaware corporation - together with its subsidiaries, is referred to as the Company. Almost all operating assets of the Company are situated at, and operations of the Company are primarily carried out by, Electric Fuel (E.F.L.) Ltd. ("EFL") - an Israeli wholly-owned subsidiary. The Company is engaged in one business segment - design, development, and commercialization of innovative advanced zinc-air batteries. The Company's products have not reached the commercial stage. Until commencement of commercial product sales occurs, the Company plans to meet its funding requirements through fees from potential users of its technology, sales of pre-production battery systems and equipment, grants from various programs from the State of Israel's Ministry of Industry and Trade and the funds raised from sale of EFC's shares.

                    The other active subsidiaries are:

                    Electric Fuel B.V. - a Netherlands company, wholly-owned by EFL.

                    Electric Fuel GmbH - a German company, wholly owned by EFL.

               2) Investee company - Coatec Ltd., an Israeli company (3.9% owned as of December 31, 1997 and 1996).

               3)   Accounting principles

                    The financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

               4)   Use of estimates in the preparation of financial statements

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

                           ELECTRIC FUEL CORPORATION

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

                    In accordance with Statement No. 121 of the U.S. Financial Accounting Standards Board ("FASB"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on the Company's estimate of future undiscounted cash flows, the Company expects to recover the carrying amounts of its remaining fixed assets.

                    During the year ended December 31, 1997, the Company recorded a writedown of equipment relating to the Field Test in Germany in the amount of $ 2.2 million. This writedown was charged against the provision for anticipated program losses established in prior years (see note 4a(1)).

          B.   FUNCTIONAL CURRENCY OF SUBSIDIARIES

               The Company's management considers the United States dollar to be the currency of the primary economic environment in which EFL operates and, therefore, EFL has adopted and is using the United States dollar as its functional currency. Further, the Company believes that the operations of EFL's subsidiaries are an integral part of the Israeli operations. While a significant proportion of EFL's revenues have been denominated in German marks as a result of its involvement in the Field Test, based on the Company's historical experience and the Company's strategic objectives, management continues to consider the United States dollar to be the currency of the primary economic environment in which EFL operates. Furthermore, revenues not related to the field test are primarily in dollars. Transactions and balances originally denominated in dollars are presented at their original amounts. Gains and losses arising from non-dollar transactions and balances are included in net income.

          C.   PRINCIPLES OF CONSOLIDATION

               The consolidated financial statements include the accounts of EFC and its subsidiaries. Intercompany balances and transactions have been eliminated.

          D.   MARKETABLE DEBT SECURITIES

               These securities are classified as available-for-sale. Accordingly, these securities are stated at fair market value and the changes in their value are carried directly to Stockholders' Equity. Realized gains and losses are carried to the statements of loss.

                           ELECTRIC FUEL CORPORATION

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

          E.   INVENTORIES

               Composed mainly of raw materials and supplies valued at the lower of cost or market. Cost is determined on the "first-in, first-out" basis.

          F.   FIXED ASSETS

               These assets are stated at cost, net of related investment grant.

               The assets are depreciated by the straight-line method, on the basis of their estimated useful life.

               Annual rates of depreciation are as follows:

                                                               %
                                                              ---
                      Machinery and equipment                10;25
                                                           (mainly 10)
                      Computers and related equipment          20
                      Office furniture and equipment          6;10
                      Vehicles                                 15

               Leasehold improvements are amortized by the straight-line method over the term of the lease, which is shorter than the estimated useful life of the improvements.

          G.   OTHER ASSETS

               Other assets represent know-how purchased in 1994 and an investment in an Israeli company (see note 1a(2)). The know-how is stated at cost and amortized over five years. The investment is stated at cost, as from July 1995 (formerly accounted by the equity method).

          H.   REVENUE RECOGNITION

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

                           ELECTRIC FUEL CORPORATION

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

          I.   RESEARCH AND DEVELOPMENT

               Research and development expenses are included under "Research and development expenses and cost of revenues". Because of the nature of the Company's operations, management is of the opinion that it is not meaningful to segregate these costs. Research and development expenses, are charged to operations as incurred. Government participations are recognized as a reduction of expense as the related costs are incurred (see also note 4b).

          J.   DEFERRED INCOME TAXES

               The Company uses the liability method of accounting for income taxes, as set forth in Statement No. 109 of the FASB, "Accounting for Income Taxes". Under this method, deferred income taxes are provided on the basis of the differences between the financial reporting and income tax bases of assets and liabilities at the statutory rates enacted for future periods.

          K.   CASH EQUIVALENTS

               The Company considers all highly liquid debt instruments, purchased with a maturity of three months or less, to be cash equivalents.

          L.   DERIVATIVES

               In order to hedge foreign currency exposure on firm commitments, the Company periodically enters into foreign currency forward contracts. Gains and losses from these contracts are deferred and included as part of the measurement of the results from the underlying hedged transaction.

          M.   CONCENTRATION OF CREDIT RISKS

               Most of the Company's cash and cash equivalents and marketable debt securities at December 31, 1997 and 1996 are deposited with Israeli and U.S. banks and U.S. brokers. Accordingly, the Company considers the inherent credit risks to be remote.

               The Company's revenues are earned primarily in Europe, from large institutional customers. In general, the exposure to concentration of credit risks relating to trade receivables is limited, due to the nature of the Company's customers.

                           ELECTRIC FUEL CORPORATION

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

          N.   RECENTLY ISSUED ACCOUNTING PRINCIPLES:

               1)   Loss per share

                    In February 1997, the FASB issued Statement No. 128, "Earnings per share" ("Statement 128"), which is effective as from 1997. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earning per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earning per share amounts for all periods have been presented and where appropriate restated to conform to the Statement 128 requirements. Consequently, the loss per share for the years ended December 31, 1996 and 1995 increased from $0.81 and $1.55 respectively, as previously reported to $0.91 and $1.86 as reported in these financial statements, respectively.

               2)   Reporting comprehensive income

                    In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income".("Statement 130"). Statement 130 requires the reporting and display of comprehensive income and its components, in a full set of general-purpose financial statements. In addition to net income, comprehensive income includes all non-owner changes in equity. Statement 130 is effective for financial statements for fiscal years beginning after December 15, 1997, and reclassification of financial statements for earlier periods for comparative purposes is required. The adoption of Statement 130 will have no material impact on the Company's consolidated results of operations, financial position or cash flows.

               3)   Accounting for segments of an enterprise

                    In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 requires publicly-held enterprises to report financial and other information about key revenue-producing segments of the entity for which such information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. It also establishes standards for related disclosures about the revenues derived from the enterprise's products and services, about the countries in which the enterprise earns revenues and holds assets and about major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company will adopt the new requirement retroactively in 1998. Management has not completed its review of the impact of Statement 131, but anticipates that the adoption of this statement may affect the number of segments the Company is required to report.

                           ELECTRIC FUEL CORPORATION

NOTE 2 - FIXED ASSETS:

          A.   COMPOSITION OF ASSETS, GROUPED BY MAJOR CLASSIFICATIONS, IS AS
               FOLLOWS:

                                                                                                ACCUMULATED
                                                                                                DEPRECIATION
                                                                    C O S T *                 AND AMORTIZATION
                                                            --------------------------    ------------------------
                                                                   DECEMBER 31                  DECEMBER 31
                                                            --------------------------    ------------------------
                                                               1997           1996           1997          1996
                                                            ----------     -----------    ----------    ----------
                                                                                  U.S. DOLLARS
                                                            ------------------------------------------------------
               Machinery and equipment**                     5,030,996       7,109,177     1,494,097       967,050
               Computers and related equipment                 463,710         292,770       181,582       105,001
               Office furniture and equipment                  334,821         249,594        80,836        58,922
               Vehicles                                        634,430         539,788       239,213       149,237
               Leasehold improvements                          594,759         563,442       308,599       170,885
                                                             ---------       ---------     ---------     ----------
                                                             7,058,716       8,754,771     2,304,327     1,451,095

          * Net of related investment grant in the amount of $ 919,601 and $925,164 as of December 31, 1997 and 1996, respectively (see also note 6b).

          ** Including residual value of equipment relating to the Field Test in Germany in the amount of $ 953,909 and $ 3,153,909 as of December 31, 1997 and 1996, respectively (see also notes 1a(4) and 4a(1)).

          B.   As to liens on fixed assets, see note 6b(1)(c).

                          ELECTRIC FUEL CORPORATION

NOTE 3 - EMPLOYEE RIGHTS UPON RETIREMENT:

     a. Israeli law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. EFL's severance pay liability to its Israeli employees, based upon the number of years of service and the latest monthly salary (see also note 4d), is partly covered by purchase of insurance policies and by deposits with severance pay and pension funds.

          The amounts accrued and the portion funded primarily by purchase of insurance policies (plan assets) for Israeli employees of EFL are composed as follows:

                                                              December 31
                                                     --------------------------------
                                                         1997               1996
                                                     ------------       -------------
                                                           U. S. d o l l a r s
                                                     --------------------------------
               Accrued severance pay                    2,726,520          1,803,944
               L e s s - plan assets                      883,771            662,914
                                                       ----------         ----------
               Unfunded balance*                        1,842,749          1,141,030
                                                       ==========         ==========

          * Reflects primarily obligations of the Company in connection with employment agreements with certain senior employees (see note
               4d).

          EFL may only make withdrawals from the funds for the purpose of paying severance pay.

     b. Expenses included for employee rights upon retirement for each of the years ended December 31, 1997, 1996 and 1995 amounted to approximately $ 1,036,000, $ 1,140,000 and $ 470,000, respectively.


NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES:

     A.   AGREEMENTS RELATING TO THE COMPANY'S TECHNOLOGY:

          1) Field Test with German Postal Authority - Deutsche Post AG ("Deutsche Post").

               In 1994, EFL signed agreements with Deutsche Post and other partners for the purpose of conducting a Field Test using EFL's technology ("the Field Test"), which reached completion in 1997.

               The anticipated cost of the Company's share in the Field Test was greater than anticipated revenues and accordingly the Company recorded a provision for anticipated losses in prior years. The balance of the provision for anticipated losses amounted to $ 2.2 million as of December 31, 1996. This amount was applied against the writedown of equipment relating to the Field Test (see notes 1a(4) and 2a).

                           ELECTRIC FUEL CORPORATION

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES (continued):

               In 1996, Deutsche Post requested that the Company refund approximately DM 1.8 million (approximately $ 1.0 million) which is the subject of a dispute between Deutsche Post and the Company. The Company does not believe it is required to refund any of this amount. However, until resolution of this issue, the Company has deferred recognizing this amount in revenues.

               In 1997, the Company and Deutsche Post agreed to extend the Field Test through May 1998. Deutsche Post will cover the operating expenses of the extension program.

               The Field Test extension will enable Deutsche Post to test a series of vans powered by zinc-air technology, which were ordered in September 1997.

               Deutsche Post has also notified the Company that it seeks to exercise its option granted in the September 1994 agreement for a non-exclusive license for use of the Company's technology.

               The license would allow Deutsche Post to use vehicles powered by the Electric Fuel System and to operate all refueling and regeneration facilities for its fleet. The license does not include production of such equipment but does, however, allow Deutsche Post to offer refueling and regeneration services to third parties, provided that agreed upon royalties are paid to Electric Fuel.

          2)   Edison

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

          3)   Vattenfall AB

               During 1997, EFL signed a rights agreement with Vattenfall AB, (Vattenfall), a Swedish utility company. Vattenfall excercised its right for a license to establish and operate regeneration facilities and sell Electric Fuel in the Nordic region. Although a final agreement has not been signed, the rights agreement covers the main elements of a 25 year license in consideration of royalties and other considerations to the Company. It is currently anticipated that a final agreement will be decided only after the completion of the field test in May 1998.

                           ELECTRIC FUEL CORPORATION

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES (continued):

          4)   Israel Electric Corporation

               During 1996, EFL signed an agreement with the Israel Electric Corporation (hereafter "IEC'') granting a license for production, distribution and marketing of Electric Fuel in Israel and certain Middle East countries.

               The agreement called for a payment of $ 960,000 to the Company which was included in 1996 revenues. IEC has also agreed to pay royalties of 3% to 5%, based on future gross revenues from the sale, lease or any revenue, in connection with the EFL technology.

          5)   Other

               (a) The Company is currently developing, in cooperation with a German defense and marine industry contractor, a high power zinc-oxygen battery for torpedoes. The Company has granted the contractor exclusive rights to sell torpedoes with the Company's zinc-oxygen batteries until 2001, subject to automatic extension if full-scale production commences, as well as certain rights with respect to the application of the Company's proprietary technology for batteries.

               (b) The Company has also developed Survivor Locator Light ("SLL"), a signal light powered by a water activated magnesium-cuprous chloride battery, used to locate survivors of airplane or boat accidents in the water. The Company received an initial order to produce 60,000 SLLs over a two year period commencing in August 1996. The Company fulfilled the balance of this order during 1997.

          B.   ROYALTY COMMITMENTS

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

               Total commitments to pay royalties to the Chief Scientist at the 100% rate (if the R&D projects are successful) are in the approximate amount of $ 7.1 million as of December 31, 1997.

               At the time the grants were received, successful development of the related products was not assured.

                           ELECTRIC FUEL CORPORATION

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES (continued):

     C.   LEASE COMMITMENTS

          The Company has entered into various non-cancellable operating lease agreements for the premises it occupies. The leases will expire in 2000.

          The rental payments under the above leases, at rates in effect at December 31, 1997, are as follows:

                                                        U.S. DOLLARS IN
                                                           THOUSANDS
                                                        ---------------
               Year ending December 31:
                    1998                                      242
                                                          ===========
                    1999                                      174
                                                          ===========
                    2000                                       39
                                                          ===========

          The rental payments are primarily payable in Israeli currency linked to the Israeli Consumer Price Index ("CPI").

          As security in connection with these agreements, the Company has given a lessor a letter of credit in the approximate amount of $ 58,000.

          Rental expenses totaled approximately $ 515,000, $ 525,000 and $ 360,000 in 1997, 1996 and 1995, respectively.

     D.   EMPLOYMENT CONTRACTS:

          1) Two senior employees (related parties) have employment agreements with the Company expiring in 2000. Base salary presently payable by the Company under these agreements amounts to $ 301,000 annually, with further amounts payable as bonuses of not less than 50% of base salary or in the aggregate 5% of net income as defined, subject to certain conditions, including attainment of the Company's budgeted goals. Base salaries are to be adjusted for the increase in the Israeli inflation rate over the devaluation of the shekel, but not less than 3% per annum.

               The employees are entitled to other usual benefits and are to receive a termination payment equal to 36 times monthly base salary - in addition to the usual severance pay required by Israeli law -upon fulfillment of the contractual terms. These employees are entitled to an additional bonus payment upon termination based upon past bonuses paid to such employees, and a vesting schedule as stipulated in the agreements. The Company has fully provided for all vested benefits under the employee agreements.

                           ELECTRIC FUEL CORPORATION

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES (continued):

          2) In 1997, the Company decided to terminate the employment of a senior employee holding an employment agreement similar to those described in (1) above. Subsequent to December 31, 1997 the Company reached an agreement with the employee regarding the terms of the termination. Management is of the opinion that amounts provided both in prior years and in 1997, will fully cover all amounts which will ultimately be paid to this employee.

NOTE 5 - STOCKHOLDERS' EQUITY:

          A.   CAPITAL TRANSACTIONS:

          1) In February and March 1996, the Company completed a public offering of 3,750,000 shares of its common stock of par value of $ 0.01 per share, at an offering price of $ 6.50 per share.

          2) In October 1996, the Company issued 1,538,462 shares of its common stock of $ 0.01 par value in a private placement at an offering price of $ 6.50 per share.

          3) During 1996, the Company purchased 72,300 shares of its common stock from a consultant, in consideration of the following:

               a) Partial waiver of a loan granted to the consultant in 1994 in the amount of $ 720,000, bearing 6% interest per annum and payable on December 31, 1996.

               b) Sale to the consultant of the Company's 80% interest in Erbato GmbH in consideration of DM 1.

               c) Granting to the consultant 5-year options to purchase 20,000 shares of the Company's stock at $ 6.25 per share.

               As a result of the aforementioned transactions, the Company recorded additional treasury stock in the amount of $ 456,394 - determined based on the market price of the Company's share on the transaction date, and the balance - approximately $ 460,000 - was charged to selling, general and administrative expenses in the Company's 1996 financial statements.

          4) In 1993, the purchase of approximately 1,500,000 shares of common stock by related parties, upon exercise of employee options, was financed by the Company's acceptance of non-recourse notes due in January 1998.

               Subsequent to December 31, 1997 the terms of the notes were extended and they were converted into recourse notes.

                           ELECTRIC FUEL CORPORATION

NOTE 5 - STOCKHOLDERS' EQUITY (continued):

          B.   COMMON STOCK OPTION PLANS:

          1) The Company has adopted the following stock option plans whereunder options may be granted for purchase of the Company's common stock:

               (a)  1991 Employee Plan - 2,115,600 shares reserved for issuance.

               (b) 1993 Employee Plan - as amended - 2,700,000 shares reserved for issuance.

               Under the terms of the employee plans, the Board of Directors or the designated committee will grant options and will determine the vesting period and the exercise terms.

               (c) 1995 Non-Employee Director Plan - 500,000 shares reserved for issuance. Non-employee directors will receive an initial grant of options to purchase 15,000 shares of the Company's common stock and thereafter will receive options to purchase 5,000 shares of Common Stock per year of service to the Board. All such options will be granted at fair market value.

          2) As of December 31, 1997, the total number of options authorized under the plans is 5,315,600, and 1,721,848 options are available for future grant. Under these plans, options usually expire no later than 10 years from the date of grant.

                           ELECTRIC FUEL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 - STOCKHOLDERS' EQUITY (continued):

         3) A summary of the status of the Company's plans as of December 31, 1997, 1996 and 1995, and changes during the years ended on those dates, is presented below:

                                                     1997                     1996                         1995
                                         --------------------------  ------------------------  ----------------------------
                                                          WEIGHTED                  WEIGHTED                      WEIGHTED
                                                           AVERAGE                   AVERAGE                       AVERAGE
                                                          EXERCISE                  EXERCISE                      EXERCISE
                                           NUMBER           PRICE     NUMBER         PRICE        NUMBER           PRICE
                                        -------------   -----------  ----------    ----------   ------------    -----------
                                                             $                          $                            $
OPTIONS OUTSTANDING AT
  BEGINNING OF YEAR                       1,472,381         5.24      1,173,033        4.71       1,094,348         3.60
CHANGES DURING THE YEAR:
  Granted /(2)(4)/                          187,085         5.79        617,286        6.30         245,200         7.37
  Exercised /(3)/                           (32,953)        1.12       (293,099)       5.19        (144,560)        0.76
  Forfeited or cancelled                    (10,150)        6.64        (24,839)       7.05         (21,955)        5.16
                                          ---------                   ---------                    --------
OPTIONS OUTSTANDING AT
  END OF YEAR                             1,616,363         5.38      1,472,381        5.24       1,173,033         4.71
                                          =========                   =========                   =========
OPTIONS EXERCISABLE AT
  YEAR-END                                  784,800         4.35        657,181        3.66         694,864         4.36
                                          =========                   =========                   =========
WEIGHTED AVERAGE FAIR VALUE
  OF OPTIONS GRANTED
  DURING THE YEAR/(1)/                         2.71                       $3.33                       $2.66
                                          =========                   =========                   =========

  (1) The fair value of each option grant is estimated on the date of grant using the Black & Scholes option-pricing model with the following weighted average assumptions: Dividend yield of 0% for all years; expected standard deviation of 55%; risk-free interest rates of 6% to 8%; and expected lives of up to 10 years.

  (2) Includes options issued to consultants as compensation for services rendered: 1997 - 3,273 options; 1996 - 22,286 options.

      The compensation cost that has been charged against income in the years ended December 31, 1997 and 1996 is $ 9,000 and $ 77,959, respectively.

  (3) Included in the options exercised during 1996, were 255,333 options exercised by related parties. The purchase of the common stock upon exercise of these options and the related taxes payable by the employee were financed by the Company's acceptance of 5 year non-recourse notes receivable due in 2001 and bearing interest at the higher of the increase in the Israeli CPI or linkage to the dollar + 6.2% interest. The notes are collateralized by a pledge on the shares issued. The notes receivable, including accrued interest, are reflected as a reduction of Stockholders' Equity in the financial statements. As a result of this transaction, compensation in the amount of $ 159,834 was recorded in 1996.

  (4) Includes 300,000 options which were granted in 1996 to related parties. The exercise date may be accelerated based on the share price of EFC's common stock.

                           ELECTRIC FUEL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 5 - STOCKHOLDERS' EQUITY (continued):

         4) The following table summarizes information about options outstanding at December 31, 1997:

                            OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
---------------------------------------------------------------------------     ------------------------------
                                                 WEIGHTED
                            NUMBER                AVERAGE        WEIGHTED           NUMBER          WEIGHTED
   RANGE OF             OUTSTANDING AT           REMAINING        AVERAGE       EXERCISABLE AT       AVERAGE
   EXERCISE              DECEMBER 31,           CONTRACTUAL      EXERCISE         DECEMBER 31,      EXERCISE
    PRICES                  1997                   LIFE            PRICE             1997             PRICE
--------------          --------------        --------------    -----------     --------------     -----------
      $                                            Years             $                                  $
                                              --------------
     0-2                    263,009                 0.43            0.82             263,009           0.82
     4-6                    781,006                 6.92            5.74             386,588           5.73
     6-8                    562,348                 6.34            6.96             135,203           7.28
     8-10                    10,000                 9.75            9.06
                        -----------                                                  -------

     0-10                 1,616,363                 5.68            5.38             784,800           4.35
                        ===========                                                  =======

         5)  Accounting treatment of stock option plans ("the plans")

             The Company accounts for its plans using the treatment prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, compensation cost for employee and director common stock option plans is measured using the intrinsic value based method of accounting.

             In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). This Statement, effective as of the 1996 financial statements, established a fair value based method of accounting for an employee stock option or similar equity instrument, and encourages adoption of such method for stock compensation plans. However, it also allows companies to continue to account for those plans using the accounting treatment prescribed by APB 25.

             The Company has elected to continue accounting for stock-based compensation according to APB 25 and has accordingly complied with the disclosure requirements set forth in Statement 123 for companies electing to apply APB 25.

             Accordingly, the difference, if any, between the quoted market price of the shares on the date of the award of the options and the exercise price of such options is charged to income over the vesting periods. The amount of the difference is correspondingly credited to additional paid-in surplus.

                           ELECTRIC FUEL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 - STOCKHOLDERS' EQUITY (continued):

             Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards granted during 1996 and 1997 under the plans consistent with the method of Statement 123, the Company's loss and loss per share would have been increased to the pro-forma amounts indicated below:

                                         1997                             1996                             1995
                            ------------------------------  --------------------------------  ----------------------------
                             AS REPORTED       PRO-FORMA       AS REPORTED      PRO-FORMA       AS REPORTED      PRO-FORMA
                            --------------  --------------  ----------------  --------------  ---------------  -----------
                                     U.S. DOLLARS                     U.S. DOLLARS                     U.S. DOLLARS
                            ------------------------------  --------------------------------  ----------------------------
Loss                           9,129,499       9,753,337       10,017,618      11,997,287       13,221,058     13,372,902
                               =========       =========       ==========      ==========       ==========     ==========
Loss per share - basic
 and diluted                      0.73            0.78             0.91            1.09             1.86           1.88
                               =========       =========       ==========      ==========       ==========     ==========

NOTE 6 - TAXES ON INCOME:

      A. TAXATION OF U.S. PARENT (EFC)

         Since EFC incurred net losses or had earnings arising from tax-exempt income during the reported years, no provisions for income taxes were required. Taxes are primarily composed of federal alternative minimum taxes. The difference between the tax provision and the total tax benefit computed by applying the statutory federal income tax rate to pre-tax loss is the valuation allowance which was established to eliminate the deferred tax assets.

         As at December 31, 1997, EFC has operating loss carryforwards for U.S. federal income tax purposes of approximately $ 275,000, which are available to offset future taxable income, if any, expiring primarily in 2009.

      B. ISRAELI SUBSIDIARY (EFL):

         1) Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (hereinafter - the "law")

         EFL's manufacturing facility has been granted "approved enterprise" status under the above law, and is entitled to investment grants from the State of Israel of 38% on fixed assets located in Jerusalem and 20% on fixed assets located at its plant in Beit Shemesh and to reduced tax rates on income arising from the approved enterprise, as detailed below. The approved investment program is in the approximate amount of $ 500,000. EFL substantially placed the program into operation during 1993 and is entitled to the tax benefits available under the law. EFL is entitled to additional tax benefits as a "foreign investment company", as defined by the law. Further, in 1995, EFL received approval for a second approved enterprise program for investment in fixed assets of approximately $ 6 million and approval for grants at the aforementioned rates for these approved fixed assets.

                           ELECTRIC FUEL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 6 - TAXES ON INCOME (continued):

            The main tax benefits available to EFL are:

            (a) Reduced tax rates

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

            (b) Accelerated depreciation

                EFL is entitled to claim accelerated depreciation in respect of machinery and equipment used by the approved enterprise for the first five years of the operation of these assets.

            (c) Conditions for entitlement to the benefits

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

                As security for compliance with the terms attaching to the investment grants EFL has registered floating charges on all its assets in favor of the State of Israel.

         2) Measurement of results for tax purposes under the Income Tax (Inflationary Adjustments) Law, 1985 (hereafter - the "inflationary adjustments law")

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

                           ELECTRIC FUEL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 6 - TAXES ON INCOME (continued):


         3) Tax benefits under the Law for the Encouragement of Industry (Taxation), 1969

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

         4) Tax rates applicable to income from other sources

            Income not eligible for approved enterprise benefits mentioned in
            (1) above is taxed at the regular rate of 36% applicable in 1996 and thereafter (1995 - 37%).

         5) Tax rates applicable to income distributed as dividends by EFL

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

         6) Tax loss carryforwards

            As at December 31, 1997, EFL has operating loss carryforwards for Israeli tax purposes of approximately $ 40 million, which are available, indefinitely, to offset future taxable income.

      C. EUROPEAN SUBSIDIARIES

         Income of the European subsidiaries, which arises as a result of intercompany transactions, is taxed based upon tax laws in their countries of residence.

                           ELECTRIC FUEL CORPORATION

NOTE 6 - TAXES ON INCOME (continued):

     D.  DEFERRED INCOME TAXES:

                                                       DECEMBER 31
                                                ---------------------------
                                                   1997            1996
                                                ------------   ------------
                                                       U.S. DOLLAR
                                                ---------------------------
         DOMESTIC INCOME TAXES:
           Deferred tax asset                        80,000          50,000
           L e s s - valuation allowance            (80,000)        (50,000)
                                                 ----------      ----------
                                                         --              --
                                                 ==========      ==========
         FOREIGN INCOME TAXES:
           Deferred tax asset*                    6,000,000       4,700,000
           L e s s - valuation allowance         (6,000,000)     (4,700,000)
                                                 ----------      ----------
                                                         --              --
                                                 ==========      ==========

     * Mainly in respect of loss carryforwards, deductible expenditures reported as a reduction of the proceeds from issuing capital stock, accrued employee rights upon retirement and depreciation on fixed assets.

     E. TAXES ON INCOME INCLUDED IN THE STATEMENTS OF LOSS:

        These represent current income taxes, as follows:

                                         1997        1996        1995
                                        ------      ------     ------
                                                 U.S. DOLLARS
                                        -----------------------------
              U.S.                       39,000     30,000     52,010
              Israeli ( in respect
               of prior years)                     (68,261)
              European                  105,000               (16,800)
                                        -------     ------     ------
                                        144,850    (38,261)    35,210
                                        =======     ======     ======

     F. TAX ASSESSMENTS:

        1) EFL received final assessment through the year ended December 31, 1994.

        2) EFC and its other subsidiaries have not been assessed for tax purposes since incorporation.

                           ELECTRIC FUEL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 7 - MONETARY BALANCES IN NON-DOLLAR CURRENCIES:

                                                      DECEMBER 31, 1997
                                            ----------------------------------
                                                                      ISRAELI
                                             ISRAELI       OTHER     CURRENCY-
                                            CURRENCY-   NON-DOLLAR   LINKED TO
                                            UNLINKED    CURRENCIES    THE CPI
                                            ---------   ----------   ---------
                                                       U.S. DOLLARS
                                            ----------------------------------
         ASSETS:
           Current assets:
             Cash and cash equivalents        634,155      174,844
             Accounts receivable            1,234,995      178,378     100,815
                                            ---------     --------    ========
                                            1,869,150      353,222     100,815
                                            =========     ========    ========
         LIABILITIES -
           current - accounts payable and
           accruals                         1,963,048      363,635
                                            =========     ========


NOTE 8 - SUPPLEMENTARY BALANCE SHEETS INFORMATION:

      A. INVESTMENT IN MARKETABLE DEBT SECURITIES:

                                                  DECEMBER 31, 1997               DECEMBER 31, 1996
                                               -------------------------------------------------------
                                                               FAIR MARKET                  FAIR MARKET
                                                 COST             VALUE         COST           VALUE
                                               ---------        ---------     ---------      ---------
                                                                   U.S. DOLLARS
                                               -------------------------------------------------------
           Commercial paper                                                   3,927,351      3,927,350
           Corporate debt securities                                          7,365,874      7,369,032
           Obligations of states and
             political subdivisions            4,944,736        4,945,172
                                               ---------        ---------    ----------     ----------
                                               4,944,736        4,945,172    11,293,225     11,296,382
           L e s s  - portion due in one
             year or less - presented
             among current assets              3,103,272        3,101,846    11,293,225     11,296,382
                                               ---------        ---------    ----------     ----------
           Balance - due in one to two
             years                             1,841,464        1,843,326            --             --
                                               =========        =========    ==========     ==========

         Unrealized gain in respect of these securities - at December 31, 1997 and 1996 - aggregates $ 436 and $ 3,157, respectively.

                           ELECTRIC FUEL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 8 - SUPPLEMENTARY BALANCE SHEET INFORMATION (continued):

     B. ACCOUNTS RECEIVABLE - OTHER:

                                                                             December 31
                                                                     --------------------------
                                                                        1997            1996
                                                                     ----------    -----------
                                                                             U.S. dollars
                                                                     -------------------------
        Israeli government departments and agencies:
          Research and development grant receivable                     658,055        471,028
          Investment grant receivable                                   400,844        461,937
          VAT and other receivables                                     155,527        180,341
          Other                                                         125,474         76,921
                                                                     ----------    -----------
                                                                      1,339,900      1,190,227
        Employees                                                        35,994         80,139
        Prepaid expenses                                                 71,500         84,754
        Interest receivable                                              89,451        411,972
        Sundry                                                          174,192        148,536
                                                                     ----------    -----------
                                                                      1,711,037      1,915,628
                                                                     ==========    ===========
     C. OTHER ASSETS:

        Know-how purchased                                               50,000         50,000
        L e s s - accumulated amortization                               36,667         26,667
                                                                     ----------    -----------
                                                                         13,333         23,333
        Investee Company                                                 35,849         35,849
                                                                     ----------    -----------
                                                                         49,182         59,182
                                                                     ==========    ===========
     D. ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

        Employees and employee institutions                             849,327        498,465
        Provision for vacation pay                                      286,508        252,644
        Income taxes payable                                            125,518
        Accrued expenses                                                505,103        545,109
        Provision for anticipated program losses
          (see note 4a(1))                                                           2,200,000
        Sundry                                                           19,707          9,376
                                                                     ----------     ----------
                                                                     *1,786,163     *3,505,594
                                                                     ==========     ==========
        *  Including related parties                                    105,073        234,544
                                                                     ==========    ===========

                           ELECTRIC FUEL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 - SUPPLEMENTARY BALANCE SHEET INFORMATION (continued):

     E.   FAIR VALUE OF FINANCIAL INSTRUMENTS

          Statement No. 107 of the FASB "Disclosure About Fair Value of Financial Instruments" requires disclosure of information about the fair value of certain financial instruments for which it is practicable to estimate that value.

          The financial instruments of the Company consist of cash and cash equivalents, marketable debt securities, accounts receivable and accounts payable and accruals.

          In view of their nature, the fair value of the financial instruments included in working capital of the Company is usually identical or close to their carrying value.

NOTE 9 - SELECTED STATEMENTS OF LOSS DATA:

                                                                   1997             1996             1995
                                                                ----------       ----------       ----------
                                                                                U.S. DOLLARS
                                                                --------------------------------------------
     A.  REVENUES (see also note 4a)

         1.  Classified by geographical distribution:
                Europe                                           4,052,966        4,358,055        4,367,827
                U.S.A.                                             473,250           74,700
                Israel                                                              972,548            3,783
                                                                ----------       ----------       ----------
                                                                 4,526,216        5,405,303        4,371,610
                                                                ==========       ==========       ==========

         2.  Classified by major customers:
                Customer A                                       1,479,060        3,135,000        3,091,230
                Customer B                                         625,017          722,655          251,288
                Customer C                                       1,364,280                           506,420
                Customer D                                         494,825          429,414          423,732
                Customer E                                                          960,000
                Others                                             563,034          158,234           98,940
                                                                ----------       ----------       ----------
                                                                 4,526,216        5,405,303        4,371,610
                                                                ==========       ==========       ==========

     B.  RESEARCH AND DEVELOPMENT
            expenses and cost of revenues:
            Materials, subcontracted work and
                consulting                                       3,005,443        4,307,617        8,389,716
            Salaries and related expenses                        6,365,241        5,706,440        3,831,004
            Other                                                2,856,875        3,053,690        2,158,085
                                                                ----------       ----------       ----------
                                                                12,227,559       13,067,747       14,378,805
                                                                ==========       ==========       ==========

                           ELECTRIC FUEL CORPORATION

NOTE 9 -  SELECTED STATEMENTS OF LOSS DATA (continued):

                                                                         1997                   1996                1995
                                                                    --------------       -----------------     --------------
                                                                                          U.S. dollars
                                                                    ---------------------------------------------------------
      C. SELLING, GENERAL AND ADMINISTRATIVE
            EXPENSES:
            Salaries and related expenses                                 1,724,498           1,959,664           1,112,574
            Consulting and professional fees                              1,304,349           1,251,286             736,836
            Royalties (note 4b)                                             106,722              28,800
            Other                                                         1,304,625           1,453,258             902,623
                                                                          ---------           ---------           ---------
                                                                    (1)(2)4,440,194     (1)(2)4,693,008     (1)(2)2,752,033
                                                                          =========           =========           =========
            (1)  Including advertising and
                  promotion                                                 240,353             216,682             162,950
                                                                          =========           =========           =========
            (2)  Including related parties                                   43,009              11,865               5,500
                                                                          =========           =========           =========

      D. FINANCIAL INCOME (EXPENSES) - NET:

            Interest, bank charges and fees                                 (58,159)           (117,721)           (142,492)
            Exchange differences, net                                      (128,871)           (162,653)             26,090
            Interest income                                                 962,141           1,074,227             781,124
                                                                          ---------           ---------           ---------
                                                                            775,111             793,853            *664,722
                                                                          =========           =========           =========
            *  Including related parties                                                                             77,291
                                                                                                                  =========

      E. LOSS PER SHARE:

         1) Loss per share is computed based on the weighted average number of shares outstanding (net of treasury stock) during each year.

         2) Since the basic earnings per share ("EPS") represents loss per share, the effect of including the options and warrants (see (3) below) in EPS computation is anti-dilutive, and accordingly the basic and diluted EPS are the same amount.

         3) The shares purchased with non-recourse notes receivable from stockholders are assumed - for per share computation - to be warrants.