Form 10-K/A
period 1997-12-31
ELECTRIC FUEL CORP
filed 1998-04-07
CIK 916529

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-K/A

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended: DECEMBER 31, 1997
                                      OR
           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from__________to__________

                        COMMISSION FILE NUMBER 0-23336

                           ELECTRIC FUEL CORPORATION
            (Exact name of registrant as specified in its charter)

                    DELAWARE                                                   95-4302784
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

885 THIRD AVENUE, SUITE 2900, NEW YORK, NEW YORK                               10022-4834
    (Address of principal executive offices)                                   (Zip Code)

Registrant's telephone number, including area code:    (212) 230-2172

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

     Item 12 of the Annual Report on Form 10-K is hereby amended and restated as follows:

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

                                                       SHARES                              PERCENTAGE OF
                                             BENEFICIALLY OWNED/(1)(2)/                     TOTAL SHARES
                                                                                         OUTSTANDING/ (2)/
Five Percent Holders
--------------------
Newton D. Becker                                       1,746,904/(3)/                            12.3%
2743 Aqua Verde Circle
Los Angeles, California

Named Executive Officers & Directors
------------------------------------
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

(4) Based upon a Form 4 dated February 9, 1998. Includes 5,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days, and 160,000 shares held by Leon Gross and Lawrence Miller as Co-Trustees of the Rose Gross Charitable Foundation.

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

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, the State of New York, on this 7/th/ day of April, 1998


                              ELECTRIC FUEL CORPORATION



                              By:   /s/ Robert S. Ehrlich
                                    ----------------------------------------
                                        Name: Robert S. Ehrlich