Form 10-Q
period 1998-03-31
ELECTRIC FUEL CORP
filed 1998-05-14
CIK 916529

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly priod ended:  March 31, 1998

                         Commission file No.  0-23336

                           ELECTRIC FUEL CORPORATION
       ---------------------------------------------------------------
             Exact name of registrant as specified in its charter


           Delaware                                          95-4302784
-------------------------------                         --------------------
(State or other jurisdiction                              (I.R.S. Employer
incorporation or organization)                          Identification No.)


            885 Third Avenue, New York, New York 10022 - Suite 2900
            -------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (212) 230-2172
            ------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes X                       No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the issuer's common stock as at May 13, 1998 was 14,229,003.

                           ELECTRIC FUEL CORPORATION



                                     INDEX

                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION:


     Item 1 - INTERIM FINANCIAL STATEMENTS (UNAUDITED):
     -------------------------------------------------

        Consolidated Balance Sheets at March 31, 1998 and
              December 31, 1997                                           3-4
        Consolidated Statements of Operations for the Three Months
              ended March 31, 1998 and 1997                                 5
        Consolidated Statements of Changes in Stockholders' Equity
              for the Three Months ended March 31, 1998                     6
        Consolidated Statements of Cash Flows for the Three Months
              ended March 31, 1998 and 1997                               7-8
        Notes to the Consolidated Financial Statements                      9



     Item 2 - Management's Discussion and Analysis of Financial
     ----------------------------------------------------------
              Condition and Results of Operations                       10-13
              -----------------------------------

PART II - OTHER INFORMATION:                                               14
     Item 6 - Reports on Form 8-K                                          14

ELECTRIC FUEL CORPORATION
CONSOLIDATION BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------
                                                                             DECEMBER 31,              MARCH  31,
                                                                                 1997                     1998
                                                                        -------------------     ---------------------
                                 ASSETS                                       (Audited)               (Unaudited)

CURRENT ASSETS:

    Cash and cash equivalents                                                   $11,771,816               $ 5,413,030
    Marketable debt securities                                                    3,101,846                 3,704,211
    Accounts receivable:
       Trade                                                                        801,927                   687,424
       Other                                                                      1,711,037                   722,216
    Inventories                                                                     538,682                   471,621
                                                                        -------------------     ---------------------
          TOTAL CURRENT ASSETS                                                   17,925,308                10,998,502
                                                                        -------------------     ---------------------
MARKETABLE DEBT SECURITIES                                                        1,843,326                 6,232,583
                                                                        -------------------     ---------------------
FIXED ASSETS:
    Cost                                                                          7,058,716                 7,144,886
    Less - accumulated depreciation and amortization                              2,304,327                 2,534,058
                                                                        -------------------     ---------------------

                                                                                  4,754,389                 4,610,828
                                                                        -------------------     ---------------------

OTHER ASSETS net of accumulated amortization                                         49,182                    46,675
                                                                        -------------------     ---------------------

                                                                                $24,572,205               $21,888,588
                                                                        ===================     =====================
---------------------------------------------------------------------------------------------------------------------

ELECTRIC FUEL CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                             ------------------------------------------
                                                                                  DECEMBER 31,            MARCH  31,
                                                                                     1997                   1998
                                                                             --------------------    ------------------
                                                                                    (Audited)            (Unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accruals:
 Trade                                                                            $  1,169,371           $    816,052
 Other                                                                               1,786,163              1,411,947

 Advances from Customers                                                             1,014,948              1,140,533
                                                                             -----------------        ---------------

     TOTAL CURRENT LIABILITIES                                                       3,970,482              3,368,532

LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT
 net of amount funded                                                                1,842,749              1,853,572
                                                                             -----------------        ---------------

     TOTAL LIABILITIES                                                               5,813,231              5,222,104
                                                                             -----------------        ---------------
STOCKHOLDERS' EQUITY:
Common stock -- $0.01 par value; authorized -- 28,000,000 shares;  issued and outstanding - 14,218,161 shares as of December 31, 1997 and 14,229,003
 shares as of March 31, 1998:                                                          142,182                142,290
Preferred stock - $0.01 par value; authorized - 1,000,000 shares, no shares outstanding

Additional paid-in capital                                                          57,077,708             57,124,907

Accumulated deficit                                                                (36,020,457)           (38,125,472)

Unrealized gain on available-for-sale securities                                           436                  4,071

Notes receivable from stockholders                                                  (2,440,895)            (2,479,312)
                                                                             -----------------        ---------------

     TOTAL STOCKHOLDERS' EQUITY                                                     18,758,974             16,666,484
                                                                             -----------------        ---------------

                                                                             -----------------        ---------------

                                                                                  $ 24,572,205           $ 21,888,588
                                                                             =================        ===============

--------------------------------------------------------------------------------

ELECTRIC FUEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

-----------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED  MARCH 31,
                                                 ----------------------------------------
                                                         1997                   1998
                                                 ------------------     -----------------
REVENUES                                                $ 1,023,972           $ 1,268,587
                                                 ------------------     -----------------
RESEARCH AND DEVELOPMENT
 EXPENSES AND COST OF REVENUES
    Expenses incurred                                     2,746,918             2,638,736
    Less - royalty-bearing grants
                                                 ------------------     -----------------
                                                          2,746,918             2,638,736


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                927,008               814,731
                                                 ------------------     -----------------
                                                          3,673,926             3,453,467

                                                 ------------------     -----------------
OPERATING LOSS                                           (2,649,954)           (2,184,880)

FINANCIAL INCOME - NET                                      197,004                98,847
                                                 ------------------     -----------------

LOSS BEFORE TAXES ON INCOME                              (2,452,950)           (2,086,033)

TAXES ON INCOME                                                                    18,982
                                                 ------------------     -----------------
LOSS FOR THE PERIOD                                      (2,452,950)           (2,105,015)
                                                 ==================     =================

LOSS PER SHARE                                               $(0.20)               $(0.17)
                                                 ==================     =================
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                      12,472,359            12,525,943
                                                 ==================     =================
-----------------------------------------------------------------------------------------

     ELECTRIC FUEL CORPORATION

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                                  (unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                          COMMON STOCK

                                                   --------------------------

                                                                                  ADDITIONAL PAID-IN

                                                        SHARES      AMOUNT             CAPITAL             ACCUMULATED DEFICIT

                                                   ------------- ------------  ------------------------  -----------------------
BALANCE AT JANUARY 1, 1998                           14,218,161    $142,182                 $57,077,708           $(36,020,457)

CHANGES DURING THE THREE
 MONTH PERIOD ENDED MARCH 31, 1998:
Shares issued in connection with the
 exercise of option                                      10,842    $    108                 $     8,782

Accrued Interest on notes receivable
 from stockholders                                                                          $    38,417

Unrealized gain on available-for-sale
 securities
Loss                                                                                                              $ (2,105,015)
                                                   ------------- ------------  ------------------------  -----------------------
BALANCE AT

  MARCH  31, 1998                                    14,229,003    $142,290                 $57,124,907           $(38,125,472)

                                                   ============= ============  ========================  =======================

                                                   UNREALIZED GAIN
                                                ON AVAILABLE-FOR-SALE        NOTES RECEIVABLE FROM
                                                       SECURITIES                 SHAREHOLDERS             TOTAL
                                              ------------------------      ------------------------   ------------
BALANCE AT JANUARY 1, 1998                                      $  436                $ (2,440,895)     $18,758,974
CHANGES DURING THE THREE MONTH PERIOD
 MONTH PERIOD ENDED MARCH 31, 1998:
Shares issued in connection with the
 exercise of option                                                                                     $     8,890
Accrued Interest on notes receivable                                                  $    (38,417)     $         0
 from stockholders
Unrealized gain on available-for-sale                           $3,635                                  $     3,635
 securities
Loss                                                                                                    $(2,105,015)
                                              ------------------------      ------------------------   ------------
BALANCE AT
  MARCH  31, 1998                                               $4,071                $ (2,479,312)     $16,666,484
                                              ========================      ========================   ============


ELECTRIC FUEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------

                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                        --------------------------------
                                                                                            1997               1998
                                                                                        --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Loss for the period                                                                      $(2,452,950)       $(2,105,015)
Adjustments required to reconcile loss to net cash used in operating activities:
    Depreciation and amortization                                                            233,132            232,239
    Amortization of net premium (discount) on marketable debt securities           *         (44,476)            12,013
    Liability for employee rights upon retirement -- net                                     222,920             10,823

Changes in operating asset and liability items:
    Decrease (increase) in accounts receivable                                               107,044          1,103,324
    Decrease (increase) in inventories                                                       174,616             67,061
    Increase (decrease) in accounts payable and accruals                                    (159,081)          (727,535)
    Increase (decrease) in advances from customers                                           175,059            125,585
                                                                                        ------------       ------------
      NET CASH USED IN OPERATING ACTIVITIES                                              $(1,743,736)       $(1,281,505)
                                                                                        ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                                (106,518)          (162,886)
    Proceeds from disposal of fixed assets                                                                       76,715
    Sale or redemption of (purchase of) marketable debt securities - net           *       3,447,381         (5,000,000)
                                                                                        ------------       ------------
      NET CASH PROVIDED BY INVESTING ACTIVITIES                                          $ 3,340,863        $(5,086,171)
                                                                                        ------------       ------------

                                                                                        ------------       ------------
FORWARD                                                                                  $ 1,597,127        $(6,367,676)
                                                                                        ------------       ------------

*Reclassified

-------------------------------------------------------------------------------------------------------------------------

ELECTRIC FUEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ---------------------------
                                                         1997           1998
                                                     ------------   ------------
FORWARD                                               $ 1,597,127   $(6,367,676)
                                                     ------------   ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from exercise of options                      6,931         8,890
                                                     ------------   ------------

       Net cash provided by financing activities            6,931         8,890
                                                     ------------   ------------

INCREASE IN CASH AND CASH EQUIVALENTS                   1,604,058    (6,358,786)
BALANCE OF CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                   12,662,776    11,771,816
                                                     ------------   ------------
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                              $ 14,266,834   $  5,413,030
                                                     ============   ============

--------------------------------------------------------------------------------

                           ELECTRIC FUEL CORPORATION




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

   For the purpose of these interim financial statements, certain information and disclosures normally included in the financial statements have been condensed or omitted. These unaudited statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997.


2. EFFECTS OF RECENT PRONOUNCEMENTS

     a) In February 1997, the FASB issued Statement No. 128, "Earnings per share" ("Statement 128"), which is effective as from 1997. All earning per share amounts for all periods have been presented and where appropriate restated to conform to the Statement 128 requirements. Consequently, the loss per share for the quarter ended March 31, 1997 increased from $0.18, as previously reported, to $0.20 as reported in these financial statements.

     b) In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" (Statement 130), which is effective for fiscal years beginning after December 15, 1997. Except for unrealized gains on available-for-sale securities in immaterial amounts, the provisions of Statement 130 require no additional reporting by the Company.

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

Forward Looking Statements

When used in this discussion, the words "believes", "anticipated" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" attached as Exhibit 99 to the Company's Annual Report for the year ended December 31, 1997 on Form 10-K and incorporated herein by reference . Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

From its inception, the Company has been engaged principally in the research, design, development and commercialization of an innovative, advanced zinc-air battery. To date, the main application for the Company's technology has been a system for powering zero emission electric vehicles. In part, because the market for electric vehicles has not demonstrated previously anticipated levels of growth in 1997, the Company began a strategic shift to actively expand its activities into additional applications for its zinc-air battery technology. In January 1998, the Company announced the creation of three market-related divisions to expand its zinc-air battery technology for wider applications. The three divisions are Electric Vehicle, Consumer Batteries, and Defense and Safety Products.

RESULTS OF OPERATIONS:
THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

REVENUES:

Revenues for the first quarter of 1998 totaled $1.3 million compared with $1.0 million in the comparable period in 1997, an increase of $300,000. During the first quarter of 1998, the Deutsche Post and the Company agreed to extend the operations of the Field

Test through May, 1998, and revenues for the quarter were principally derived from activities relating to this extension. The balance of the revenues (reflecting coverage of expenses by the Deutsche Post) in connection with the Field Test extension is expected to be recognized during the second quarter of 1998. There can be no assurance that there will be any on-going relationship with the Deutsche Post following May 31, 1998. Additionally, the Company recognized revenues from the sale of additional batteries to the Deutsche Post as well as sales of Electric Vehicle batteries to Edison Termoelettrica, SpA ("Edison"). The Company also recognized revenues from the sale of Survivor Locator Lights. Revenues for the first quarter of 1997, were principally derived from activities relating to the Deutsche Post Field Test program. Additionally, in 1997, the Company continued to recognize revenues from Phase 2 of its agreement with STN Atlas Elektronic GmbH ("STN") to develop a high power zinc oxygen battery for torpedoes, and from the sale of batteries to Edison.

EXPENSES:

Research and development expenses and cost of revenues for the first quarter of 1998 were $2.6 million compared with $2.7 million for the first quarter of 1997. The Company believes that, given the Company's stage of development, it is not, at this time, meaningful to distinguish between R&D expenses and cost of revenues. The decrease in expenses of $100,000 from the first quarter of 1997 is principally attributable to a reduction of expenses related to Electric Vehicle battery development. This overall reduction was partially offset by increases in the costs associated with Consumer Battery development, production of increased quantities of Survivor Locator Lights in the Defense and Safety Division, as well as increased costs related to the operation of the Company's test facility in Bremen, Germany to support the Field Test extension. With regard to the Company's R&D program, since the Company's 1998 grant applications have not yet been approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade, no royalty bearing grants have been recognized in the first quarter of 1998. During the first quarter of 1997, no royalty bearing grants were recognized, as the 1997 application was not approved until the second quarter of 1997. Expenses related to the Field Test are expected to continue to be incurred through the second quarter of 1998, although, direct Field Test expenses during 1998, in contrast to previous years, are being covered by the Deutsche Post. As the Field Test comes to its conclusion , the Company expects a reduction in its expenditures in connection with the engineering and commercialization of the Electric Vehicle battery, that may be partially offset by expenditures in connection with new Electric Vehicle demonstration programs. R&D expenses and cost of operations related to Consumer Battery and Defense and Safety applications are expected to increase significantly during 1998, as the Company intensifies its efforts in these new areas.

The provision for anticipated program losses previously recorded by the Company was eliminated during the fourth quarter of 1997 as the Company does not expect to incur losses during 1998 on the Field Test. Overall, the costs of the Field Test incurred by the Company have exceeded the related program budgeted amounts by more than 20% and during 1997, the Company, pursuant to the terms of the Field Test Partners Agreement, entered into discussions to obtain additional funding from the

Deutsche Post. To date, the Company has not obtained any such funding, and accordingly, the Company operated only a limited number of vehicles during 1997. In the fourth quarter of 1996, the Deutsche Post requested that the Company refund the sum of approximately DM 1.8 million (approximately $1.0 million) representing milestone payments on account of Opel batteries, which are the subject of a dispute between the Deutsche Post and the Company. The advances were made in accordance with mutually agreed contractual milestones, previously acknowledged by the Deutsche Post as having been achieved, and therefore the Company does not believe that it is required to refund any of the payments. However, until the resolution of this issue, the Company has deferred recognizing this amount in revenues.

Selling, general and administrative expenses for the first quarter of 1998 were $815,000 vs. $927,000 in the first quarter of 1997. The decrease was primarily attributable to reduced salaries and professional fees during the first quarter of 1998. The Company expects further increases in selling, general and administrative expenses, particularly with respect to marketing expenses, as the Company expands the applications for its technology.

IMPACT OF YEAR 2000

The Company has instituted a program to analyze all computer software and hardware, as well as other operating equipment that are reliant on date related functions, to ensure year 2000 compliance. This program is expected to be completed prior to December 31, 1998. At the present time, the Company does not expect to incur material expenditures to resolve year 2000 issues.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had cash, cash equivalents and financial investments of approximately $15.3 million compared with $16.7 million as of December 31, 1997.

The Company used available funds during the first quarter of 1998 primarily for continued research and development expenditures, and other working capital needs. The Company increased its net investment in fixed assets by $86,000 during the three months ended March 31, 1998 to $7.1 million.

Under an existing line of credit with the First International Bank of Israel Ltd., the Company had outstanding issued letters of credit and bank guarantees totaling approximately $487,000 as of March 31, 1998.

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

PART II


ITEM 6.

 1. No reports on Form 8-K were filed during the first quarter of 1998.

                           ELECTRIC FUEL CORPORATION


________________________________________________________________________________
                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ELECTRIC FUEL CORPORATION


                                             (Registrant)




                                   By:       /s/       Robert S. Ehrlich
                                             ---------------------------


                                             Name:     Robert S. Ehrlich


                                        Title:    Chairman of the Board and
                                                    Chief Financial Officer




Dated:    May 13, 1998