Form 10-Q
period 1998-06-30
ELECTRIC FUEL CORP
filed 1998-08-12
CIK 916529

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:  June 30, 1998

                           Commission file No. 0-23336



                            ELECTRIC FUEL CORPORATION
           -----------------------------------------------------------
              Exact name of registrant as specified in its charter


           Delaware                                               95-4302784
------------------------------                              --------------------
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

                              Yes X            No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


          The number of shares outstanding of the issuer's common stock as at August 11, 1998 was 14,303,387.

                           ELECTRIC FUEL CORPORATION



                                    INDEX


                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION:


          Item 1 - INTERIM FINANCIAL STATEMENTS (UNAUDITED):
          --------------------------------------------------
             Consolidated Balance Sheets at June 30, 1998 and
                 December 31, 1997                                         3-4
             Consolidated Statements of Operations for the Six Months and
                 Three Months ended June 30, 1998 and 1997                  5
             Consolidated Statements of Changes in Stockholders' Equity
                 for the Six Months ended June 30, 1998                     6
             Consolidated Statements of Cash Flows for the Six Months
                 ended June 30, 1998 and 1997                              7-8
             Notes to the Consolidated Financial Statements                 9

          Item 2 - Management's Discussion and Analysis of Financial
          ----------------------------------------------------------
                   Condition and Results of Operations                    10-14
                   -----------------------------------



PART II - OTHER INFORMATION:
          Item 5 - Other Information                                         15
          Item 6 - Reports on Form 8-K                                       15

ELECTRIC FUEL CORPORATION

CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------

                                        ASSETS
                                                                        December 31,             June 30,
                                                                           1997                    1998
                                                                        -----------            -----------
                                                                         (Audited)             (Unaudited)
CURRENT ASSETS:

 Cash and cash equivalents                                              $11,771,816            $ 5,589,595

 Marketable debt securities                                               3,101,846              5,994,783

 Accounts receivable:
  Trade                                                                     801,927                225,244
  Other                                                                   1,711,037              1,107,713

 Inventories                                                                538,682                464,627
                                                                        -----------            -----------

   Total current assets                                                  17,925,308             13,381,962
                                                                        -----------            -----------

MARKETABLE DEBT SECURITIES                                                1,843,326              1,827,522
                                                                        -----------            -----------
FIXED ASSETS:
 Cost                                                                     7,058,716              6,796,701
 Less-accumulated depreciation and amortization                           2,304,327              2,558,960
                                                                        -----------            -----------
                                                                          4,754,389              4,237,741
                                                                        -----------            -----------
OTHER ASSETS net of accumulated amortization                                 49,182                 44,175
                                                                        -----------            -----------
                                                                        $24,572,205            $19,491,400
                                                                        ===========            ===========

-----------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                 =============================
                                                                                  December 31,       June 30,
                                                                                      1997             1998
                                                                                 --------------   ------------
                                                                                    (Audited)      (unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accruals:
  Trade                                                                           $  1,169,371     $   707,359
  Other                                                                              1,786,163       1,701,310

Advances from Customers                                                              1,014,948          40,000
                                                                                 --------------   ------------

  Total current liabilities                                                          3,970,482       2,448,669

LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT
  net of amount funded                                                               1,842,749       1,804,830
                                                                                 --------------   ------------

  Total Liabilities                                                                  5,813,231       4,253,499
                                                                                 --------------   ------------
STOCKHOLDERS' EQUITY

Common stock -- $0.01 par value; authorized -- 28,000,000 shares; issued and outstanding -- 14,218,161 shares as of December 31, 1997 and 14,293,387
shares as of June 30, 1998;                                                            142,182         142,934

Preferred stock -- $0.01 par value; authorized -- 1,000,000 shares, no shares outstanding

Additional paid-in capital                                                          57,077,708      57,218,080

Accumulated deficit                                                                (36,020,457)    (39,751,914)

Unrealized gain (loss) on available-for-sale securities                                    436          (5,635)

Notes receivable from stockholders                                                  (2,440,895)     (2,365,564)
                                                                                 --------------   ------------

  Total Stockholders' Equity                                                        18,758,974      15,237,901
                                                                                 --------------   ------------

                                                                                 --------------   ------------

                                                                                   $24,572,205     $19,491,400
                                                                                 ==============   ============

================================================================================

   The accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------------
                                                        Six months ended June 30,               Three months ended June 30,
                                                     ---------------------------------      ------------------------------------
                                                          1997              1998                  1997               1998
                                                     ---------------   ---------------      -----------------   ----------------
REVENUES                                                 $2,831,556        $2,851,512             $1,807,584         $1,582,925
                                                     ---------------   ---------------      -----------------   ----------------

RESEARCH AND DEVELOPMENT EXPENSES AND COST OF
 REVENUES
    Expenses incurred                                     5,346,927         5,258,668              2,600,009          2,619,932
    Less - royalty-bearing grants                           600,000                                  600,000
                                                     ---------------   ---------------      -----------------   ----------------
                                                          4,746,927         5,258,668              2,000,009          2,619,932


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              2,050,134         1,570,478              1,123,126            755,747
                                                     ---------------   ---------------      -----------------   ----------------
                                                          6,797,061         6,829,146              3,123,135          3,375,679

                                                     ---------------   ---------------      -----------------   ----------------

OPERATING LOSS                                           (3,965,505)       (3,977,634)            (1,315,551)        (1,792,754)

FINANCIAL INCOME - NET                                      392,299           273,208                195,295            174,361
                                                     ---------------   ---------------      -----------------   ----------------

LOSS  BEFORE TAXES ON INCOME                             (3,573,206)       (3,704,426)            (1,120,256)        (1,618,393)

TAXES ON INCOME                                              15,000            27,031                 15,000              8,049
                                                     ---------------   ---------------      -----------------   ----------------

LOSS FOR THE PERIOD                                      (3,588,206)       (3,731,457)            (1,135,256)        (1,626,442)
                                                     ===============   ===============      =================   ================


LOSS PER SHARE                                         $      (0.29)           ($0.30)        $        (0.09)   $         (0.13)
                                                     ===============   ===============      =================   ================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING            12,479,907        12,644,199             12,487,453         12,752,094
                                                     ===============   ===============      =================   ================

--------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the Financial Statement.

                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY     (unaudited)
----------------------------------------------------------------------------------------------------------------------
                                                                               Common Stock
                                                                   --------------------------------     Additional
                                                                      Shares            Amount        paid-in capital
                                                                   --------------  ----------------  -----------------
BALANCE AT JANUARY 1, 1998                                            14,218,161          $142,182        $57,077,708
CHANGES DURING THE SIX MONTH PERIOD ENDED
JUNE 30, 1998:
Shares issued in connection with the exercise of option                   71,226              $712            $57,694
Shares issued as compensation for services rendered by
directors                                                                  4,000               $40            $10,710
Accrued Interest on notes receivable from stockholders                                                        $71,968
Payments of interest and principal on notes receivable from
stockholders
Unrealized loss on available-for-sale securities
Loss
                                                                   --------------  ----------------  -----------------
BALANCE AT
 JUNE 30, 1998                                                        14,293,387          $142,934        $57,218,080
                                                                   ==============  ================  =================



                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY     (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  Unrealized gain
                                                                  Accumulated    on available-for-   Notes receivable
                                                                    deficit       sale securities    from shareholders     Total
                                                                ---------------  -----------------   -----------------  ------------
BALANCE AT JANUARY 1, 1998                                        $(36,020,457)              $436         $(2,440,895)  $18,758,974
CHANGES DURING THE SIX MONTH PERIOD ENDED
JUNE 30, 1998:
Shares issued in connection with the exercise of option                                                                     $58,406
Shares issued as compensation for services rendered by
directors                                                                                                                   $10,750
Accrued Interest on notes receivable from stockholders                                                       $(71,968)           $0
Payments of interest and principal on notes receivable from
stockholders                                                                                                 $147,299      $147,299
Unrealized loss on available-for-sale securities                                          $(6,071)                          $(6,071)
Loss                                                               $(3,731,457)                                         $(3,731,457)
                                                                ---------------  -----------------   -----------------  ------------
BALANCE AT
 JUNE 30, 1998                                                    $(39,751,914)           $(5,635)        $(2,365,564)  $15,237,901
                                                                ===============  =================   =================  ============

   The accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


---------------------------------------------------------------------------------------------------------------------
                                                                                      Six months ended June 30,
                                                                                 ------------------------------------
                                                                                       1997               1998
                                                                                 -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period                                                                  $ (3,588,206)      $ (3,731,457)
Adjustments required to reconcile loss to net cash used in operating activities:
    Depreciation and amortization                                                         462,763            438,255
    Amortization of net premium (discount) on marketable debt securities        *         (32,478)            17,413
    Liability for employee rights upon retirement -- net                                  303,862            (37,919)
    Shares issued as compensation for services rendered by directors                                          10,750
    Loss on sale of marketable securities                                                                        110
    Capital loss on sale of fixed assets                                                                       4,535
    Writedown of fixed assets                                                                                442,154
Changes in operating asset and liability items:
    Decrease (increase) in accounts receivable                                            117,612          1,180,007
    Decrease (increase) in inventories                                                    200,477             74,055
    Increase (decrease) in accounts payable and accruals                                 (429,285)          (546,865)
    Increase (decrease) in advances from customers                                        (91,938)          (974,948)
                                                                                 -----------------  -----------------
      Net cash used in operating activities                                          $ (3,057,193)      $ (3,123,910)
                                                                                 -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                             (290,586)          (451,948)
    Proceeds from disposal of fixed assets                                                                    88,659
    Sale or redemption of (purchase of) marketable debt securities - net        *       6,303,804         (2,900,727)
                                                                                 -----------------  -----------------
      Net cash provided by investing activities                                        $6,013,218        $(3,264,016)
                                                                                 -----------------  -----------------

                                                                                 -----------------  -----------------
FORWARD                                                                                $2,956,025        $(6,387,926)
                                                                                 -----------------  -----------------

* Reclassified

---------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS ( Unaudited)




---------------------------------------------------------------------------------------------------------------------
                                                                                             Six months ended
                                                                                                 June 30,
                                                                                 ------------------------------------
                                                                                       1997               1998
                                                                                 -----------------  -----------------
FORWARD                                                                              $  2,956,025        $(6,387,926)
                                                                                 -----------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Payment on note receivable from Stockholders                                     $     14,096        $   147,299
    Proceeds from exercise of warrants and options                                          6,931             58,406
                                                                                 -----------------  -----------------
      Net cash provided by financing activities                                            21,027            205,705
                                                                                 -----------------  -----------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                   2,977,052         (6,182,221)
BALANCE OF CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                                    12,662,776         11,771,816
                                                                                 -----------------  -----------------
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 15,639,828        $ 5,589,595
                                                                                 =================  =================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - CASH PAID DURING THE PERIOD FOR:
    Interest                                                                         $         66        $       716
                                                                                 =================  =================
    Advances to income tax authorities                                               $     50,496        $    40,371
                                                                                 =================  =================

---------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the Financial Statements.

                           ELECTRIC FUEL CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------


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

2.  Effects of Recent Pronouncements

        a. In February 1997, the FASB issued Statement No. 128, "Earnings per share" ("Statement 128"), which is effective as from 1997. All earning per share amounts for all periods have been presented and where appropriate restated to conform to the Statement 128 requirements. Consequently, the loss per share for the quarter ended June 30, 1997 increased from $0.08, as previously reported, to $0.09 as reported in these financial statements, and the loss per share for the six months ended June 30, 1997 increased from $0.26, as previously reported, to $0.29 as reported in these financial statements.

        b. In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" (Statement 130), which is effective for fiscal years beginning after December 15, 1997. Except for unrealized gains on available-for-sale securities in immaterial amounts, the provisions of Statement 130 require no additional reporting by the Company.

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


Results of Operations:
Three months ended June 30, 1998 compared to the three months ended June 30, 1997.

Revenues:

Revenues for the second quarter of 1998 totaled $1.6 million compared with $1.8 million in the comparable period in 1997, a decrease of $200,000. During 1998, the Deutsche Post AG ("Deutsche Post") and the Company agreed to extend the operations of the Field Test through May, 1998. Following the completion of the Field Test, the Deutsche Post and the Company agreed to mutually release each other from any financial claims regarding the Field Test, including additional funding due the Company or repaying advances made by the Deutsche Post to the Company with respect to Opel batteries, which were previously subject to a dispute. Consequently revenues for the second quarter were principally derived from recognizing the previously deferred advances, as well as from activities relating to the Field Test extension (reflecting coverage of expenses by the Deutsche Post). Additionally, the Company recognized revenues from the sale of Survivor Locator Lights. The Company also recognized revenues from the sale of additional batteries to the Deutsche Post, and began recognizing revenues in connection with various defense R&D contracts.

Revenues for the second quarter of 1997, were principally derived from fees collected in relation to a preliminary license agreement completed with Vattenfall AB ("Vattenfall"). Additionally, the Company continued to recognize revenues relating to its activities in the Deutsche Post Field Test program. The Company also continued to recognize revenues from Phase 2 of its agreement with STN Atlas Elektronic GmbH ("STN") to develop a high power zinc oxygen battery for torpedoes.

Expenses:

Research and development expenses and cost of revenues for the second quarter of 1998 were $2.6 million compared with $2.6 million for the second quarter of 1997. The Company believes that, given the Company's stage of development, it is not, at this time, meaningful to distinguish between R&D expenses and cost of revenues. While there was no change in the expenses from the second quarter of 1997, there was a change in the allocation of expenses. This was principally attributable to a reduction of expenses related to Electric Vehicle battery development. This overall reduction was offset by increases in the costs associated with Consumer Battery development, and production of increased quantities of Survivor Locator Lights in the Defense and Safety Division. Expenses also included a write off of certain production equipment related to the earlier generation Field Test version of the Electric Vehicle Battery, for a net amount of approximately $430,000. With regard to the Company's R&D program, since the Company's 1998 grant applications have not yet been approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade, no royalty bearing grants were recognized in the second quarter of 1998. During the second quarter of 1997, $600,000 of royalty-bearing grants were recognized, which reduced R&D expenses during this period. As previously announced, the Company has recently entered into an agreement to complete development of a battery for powering transit buses, in connection with a program to develop a new hybrid propulsion system in conjunction with General Electric Corporate Research and Development ("General Electric"). The program will be partially funded by the Israel - US Binational Industrial Research and Development (BIRD) Foundation. Accordingly, the Company expects that, for the balance of 1998 and through mid 1999, expenditures in connection with the Electric Vehicle battery, will increase as compared to the first half of 1998. R&D expenses and cost of operations related to Consumer Battery and Defense and Safety applications are also expected to continue to increase for the balance of 1998, as the Company intensifies its efforts in these new areas.

Selling, general and administrative expenses for the second quarter of 1998 were $756,000 vs. $1.1 million in the second quarter of 1997. The decrease was primarily attributable to reduced salaries and professional fees during the second quarter of 1998. The Company expects further increases in selling, general and administrative expenses, particularly with respect to marketing expenses, as the Company expands the applications for its technology.

Results of Operations:
Six months ended June 30, 1998 compared to the six months ended June 30, 1997.

Revenues:

Revenues for the first half of 1998 increased slightly to approximately $2.9 million vs. $2.8 million in the comparable period in 1997. During 1998, the Deutsche Post and the Company agreed to extend the operations of the Field Test through May, 1998. Following the completion of the Field Test, the Deutsche Post and the Company agreed to mutually release each other from any financial claims regarding the Field Test, including additional funding due the Company or repaying advances made by the Deutsche Post to the Company with respect to Opel batteries, which were previously subject to a dispute. Consequently revenues for the first half of 1998 were principally derived from recognizing the previously deferred advances, as well as from activities relating to the Field Test extension (reflecting coverage of expenses by the Deutsche Post). Additionally, the Company recognized revenues from the sale of additional batteries to the Deutsche Post as well as sales of Electric Vehicle batteries to Edison Termoelettrica, SpA ("Edison"). The Company also recognized revenues from the sale of Survivor Locator Lights, and began recognizing revenues in connection with various defense R&D contracts.

Revenues for the first half of 1997, were principally derived from fees collected in relation to a preliminary license agreement completed with Vattenfall. Additionally, the Company continued to recognize revenues relating to its activities in the Deutsche Post Field Test program. The Company also continued to recognize revenues from Phase 2 of its agreement with STN to develop a high power zinc oxygen battery for torpedoes.

Expenses

Research and development expenses and cost of revenues were $5.3 million in the first half of 1998 vs. $5.3 million in the comparable period in 1997. The Company believes that, given the Company's stage of development, it is not, at this time, meaningful to distinguish between R&D expenses and cost of revenues. While there was no change in the expenses from the first half of 1997, there was a change in the allocation of expenses. This was principally attributable to a reduction of expenses related to Electric Vehicle battery development. This overall reduction was offset by increases in the costs associated with Consumer Battery development, and production of increased quantities of Survivor Locator Lights in the Defense and Safety Division. Expenses also included a write off of certain production equipment related to the earlier generation Field Test version of the Electric Vehicle Battery, for a net amount of approximately $430,000. With regard to the Company's R&D program, since the Company's 1998 grant applications have not yet been approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade, no royalty bearing grants were recognized in the second quarter of 1998. During the first half of 1997, $600,000 of royalty-bearing grants were recognized, which reduced R&D expenses during this period. As previously announced, the Company has recently entered into an agreement to complete development of a battery for powering transit buses, in connection with a program to develop a new hybrid propulsion system in conjunction with General Electric. The program will be partially funded by the Israel - US Binational Industrial Research and Development (BIRD) Foundation. Accordingly, the Company expects that, for the balance of 1998 and through mid 1999, expenditures in connection with the Electric Vehicle battery, will increase as compared to the first half of 1998. R&D expenses and cost of operations related to Consumer Battery and Defense and Safety applications are also expected to continue to increase for the balance of 1998, as the Company intensifies its efforts in these new areas.

Selling, general and administrative expenses decreased in the first half of 1998 to $1.6 million vs. $2.1 million in the comparable period in 1997. This decrease was primarily attributable to reduced salaries and professional fees during the first half of 1998. The Company expects further increases in selling, general and administrative expenses, particularly with respect to marketing expenses, as the Company expands the applications for its technology.

Impact of Year 2000

The Company has instituted a program to analyze all computer software and hardware, as well as other operating equipment that are reliant on date related functions, to ensure year 2000 compliance. This program is expected to be completed prior to December 31, 1998. At the present time, the Company does not expect to incur material expenditures to resolve year 2000 issues.

Liquidity and Capital Resources

As of June 30, 1998, the Company had cash, cash equivalents and financial investments of approximately $13.4 million compared with $16.7 million as of December 31, 1997.

The Company used available funds during the first half of 1998 primarily for continued research and development expenditures, and other working capital needs. The Company increased its net investment in fixed assets by approximately $360,000 during the six months ended June 30, 1998. However, fixed assets were adjusted downward to reflect a write off of certain production equipment related to the earlier generation Field Test version of the Electric Vehicle Battery. As a result, the balance of fixed assets as at June 30, 1998 was $6.8 million.

Under an existing line of credit with the First International Bank of Israel Ltd., the Company had outstanding issued letters of credit and bank guarantees totaling approximately $447,000 as of June 30, 1998.

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

                           ELECTRIC FUEL CORPORATION


Part II


Item 2

 1. On June 8, 1998, the Company issued 2,000 shares to each of Lawrence M. Miller and Jack E. Rosenfeld, directors of the Company, at a price of $2.6875 per share, for services performed on behalf of the Company. The shares were not registered under the Securities Act of 1933, as amended (the "Act"), and were issued in reliance on the exemption from registration under Section 4(2) of the Act as a transaction not involving a public offering. The recipients, by virtue of their relationship with the Company, had access to information about the Company.

Item 5

 1. Under recent changes to the Federal Proxy rules, if a stockholder who wishes to present a proposal at the Company's 1999 Annual Meeting that will not be included in the Company's proxy statement, fails to notify the Company by June 1, 1999, then the proxies that management solicits for the 1999 Annual meeting will include discretionary authority to vote on the stockholder's proposal if it is properly brought before the meeting.


Item 6.

 1.  No reports on Form 8-K were filed during the second quarter of 1998.

                           ELECTRIC FUEL CORPORATION


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


Dated: August 11, 1998