Form 10-Q
period 1998-09-30
ELECTRIC FUEL CORP
filed 1998-11-16
CIK 916529

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:  September 30, 1998

                         Commission file No.  0-23336



                           ELECTRIC FUEL CORPORATION
          -----------------------------------------------------------
             Exact name of registrant as specified in its charter

          Delaware                                               95-4302784
------------------------------                               ------------------
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

                           Yes X                  No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the issuer's common stock as at November 11, 1998 was 14,303,387.

                           ELECTRIC FUEL CORPORATION


                                     INDEX

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION:

        Item 1 - INTERIM FINANCIAL STATEMENTS (UNAUDITED):
        -------------------------------------------------

          Consolidated Balance Sheets at September 30, 1998 and
              December 31, 1997                                             3-4
          Consolidated Statements of Operations for the Nine Months and
              Three Months ended September 30, 1998 and 1997                  5


          Consolidated Statements of Changes in Stockholders' Equity
              for the Nine Months ended September 30, 1998                    6
          Consolidated Statements of Cash Flows for the Nine Months
              ended September 30, 1998 and 1997                             7-8
          Notes to the Consolidated Financial Statements                      9



        Item 2 - Management's Discussion and Analysis of Financial
        ----------------------------------------------------------
                 Condition and Results of Operations                      10-14
                 -----------------------------------

PART II - OTHER INFORMATION:
        Item 5 - Other Information                                           15
        Item 6 - Reports on Form 8-K                                         15

ELECTRIC FUEL CORPORATION
CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------
                                                                             DECEMBER 31,            SEPTEMBER  30,
                                                                                 1997                     1998
                                                                        -------------------     ---------------------
                                 ASSETS                                       (Audited)               (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                   $11,771,816               $ 3,862,691
    Marketable debt securities and other short term investments                   3,101,846                 6,991,401
    Accounts receivable:
       Trade                                                                        801,927                   757,450
       Other                                                                      1,711,037                   929,984

    Inventories                                                                     538,682                   515,026
                                                                        -------------------     ---------------------
          TOTAL CURRENT ASSETS                                                   17,925,308                13,056,552
                                                                        -------------------     ---------------------
MARKETABLE DEBT SECURITIES                                                        1,843,326                         0
                                                                        -------------------     ---------------------
FIXED ASSETS:
    Cost                                                                          7,058,716                 7,122,245
    Less - accumulated depreciation and amortization                              2,304,327                 2,757,839
                                                                        -------------------     ---------------------
                                                                                  4,754,389                 4,364,406
                                                                        -------------------     ---------------------

OTHER ASSETS,  net of accumulated amortization                                       49,182                    41,675
                                                                        -------------------     ---------------------
                                                                                $24,572,205               $17,462,633
                                                                        ===================     =====================
---------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                   -----------------------------------------
                                                                                      December 31,          September 30,
                                                                                          1997                  1998
                                                                                   -------------------   -------------------
                                                                                       (Audited)             (Unaudited)
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accruals:
       Trade                                                                           $    1,169,371           $    686,131
       Other                                                                                1,786,163              1,488,580

    Advances from Customers                                                                 1,014,948                211,049
                                                                                   ------------------    -------------------

          TOTAL CURRENT LIABILITIES                                                         3,970,482              2,385,760

LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT
    net of amount funded                                                                    1,842,749              1,842,391
                                                                                   ------------------    -------------------

          TOTAL LIABILITIES                                                                 5,813,231              4,228,151
                                                                                   ------------------    -------------------
STOCKHOLDERS' EQUITY:

Common stock -- $0.01 par value; authorized -- 28,000,000 shares; issued and outstanding - 14,218,161 shares as of December 31, 1997 and 14,303,387 shares
as of September 30, 1998:                                                                     142,182                143,034

Preferred stock - $0.01 par value; authorized - 1,000,000 shares, no shares outstanding

Additional paid-in capital                                                                 57,077,708             57,261,470

Accumulated deficit                                                                       (36,020,457)           (41,774,540)

Unrealized gain on available-for-sale securities                                                  436                    230

Treasury stock, at cost (common stock - 255,333 shares as of September 30, 1998)                                  (1,806,481)

Notes receivable from stockholders                                                         (2,440,895)              (589,231)
                                                                                   -------------------   -------------------

          TOTAL STOCKHOLDERS' EQUITY                                                       18,758,974             13,234,482
                                                                                   -------------------   -------------------

                                                                                   ===================   ===================

                                                                                          $24,572,205            $17,462,633
                                                                                   ===================   ===================

----------------------------------------------------------------------------------------------------------------------------

ELECTRIC FUEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------------
                                                   NINE MONTHS ENDED SEPTEMBER 30,             THREE MONTHS ENDED SEPTEMBER 30,
                                                 ------------------------------------         ------------------------------------
                                                      1997                1998                      1997               1998
                                                 ---------------     ----------------         -----------------   ----------------
REVENUES                                             $3,931,087           $3,529,328                $1,099,531           $677,816
                                                 ---------------     ----------------         -----------------   ----------------

RESEARCH AND DEVELOPMENT
EXPENSES AND COST OF REVENUES
    Expenses incurred                                 8,361,287            7,153,612                 3,014,360          1,894,944
    Less - royalty-bearing grants                     1,838,867                                      1,238,867
                                                 ---------------     ----------------         -----------------   ----------------
                                                      6,522,420            7,153,612                 1,775,493          1,894,944


SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                               2,985,555            2,476,615                   935,421            906,137
                                                 ---------------     ----------------         -----------------   ----------------
                                                      9,507,975            9,630,227                 2,710,914          2,801,081
                                                 ---------------     ----------------         -----------------   ----------------
OPERATING LOSS                                       (5,576,888)          (6,100,899)               (1,611,383)        (2,123,265)

FINANCIAL INCOME  - NET                                 591,894              379,269                   199,595            106,061
                                                 ---------------     ----------------         -----------------   ----------------
LOSS  BEFORE TAXES ON INCOME                         (4,984,994)          (5,721,630)               (1,411,788)        (2,017,204)
TAXES ON INCOME                                         120,833               32,453                   105,833              5,422
                                                 ---------------     ----------------         -----------------   ----------------
LOSS FOR THE PERIOD                                  (5,105,827)          (5,754,083)               (1,517,621)        (2,022,626)
                                                 ===============     ================         =================   ================

LOSS PER SHARE                                     $      (0.41)              ($0.45)           $        (0.12)   $         (0.16)
                                                 ===============     ================         =================   ================
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                   12,494,263           12,733,250                12,522,508         12,907,241
                                                 ===============     ================         =================   ================

----------------------------------------------------------------------------------------------------------------------------------

                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                    (unaudited)
------------------------------------------------------------------------------------------------------------------------
                                                Common Stock
                                        -----------------------------
                                                                         Additional paid-in
                                            Shares        Amount               capital            Accumulated deficit
                                        -------------- --------------  ------------------------ ------------------------
BALANCE AT JANUARY 1, 1998                 14,218,161       $142,182               $57,077,708            $(36,020,457)

CHANGES DURING THE NINE
MONTH PERIOD ENDED
SEPTEMBER 30, 1998:
Shares issued in connection with the
exercise of option                             81,226           $812                   $90,094
Shares issued as compensation for
services rendered by directors                  4,000            $40                   $10,710
Purchase of treasury stock  (255,333
shares)
Accrued interest on notes receivable
from stockholders                                                                      $82,958
Payments of interest and principal on
notes receivable from stockholders
Loans granted to stockholders
Unrealized loss on available-for-sale
securities
Loss                                                                                                       $(5,754,083)
                                        -------------- --------------  ------------------------ ------------------------
BALANCE AT
SEPTEMBER 30, 1998                         14,303,387       $143,034               $57,261,470            $(41,774,540)
                                        ============== ==============  ======================== ========================

                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                  (unaudited)
-----------------------------------------------------------------------------------------------------------------------
                                         Unrealized gain
                                                on
                                        available-for-sale                      Notes receivable
                                            securities       Treasury stock    from shareholders           Total
                                        -------------------- --------------- -----------------------  -----------------
BALANCE AT JANUARY 1, 1998                             $436                            $(2,440,895)       $18,758,974

CHANGES DURING THE NINE
MONTH PERIOD ENDED
SEPTEMBER 30, 1998:
Shares issued in connection with the
exercise of option                                                                                            $90,906
Shares issued as compensation for
services rendered by directors                                                                                $10,750
Purchase of treasury stock  (255,333
shares)                                                        (1,806,481)              $1,806,481                 $0
Accrued interest on notes receivable
from stockholders                                                                         $(82,958)                $0
Payments of interest and principal on
notes receivable from stockholders                                                        $147,299           $147,299
Loans granted to stockholders                                                             $(19,158)          $(19,158)
Unrealized loss on available-for-sale
securities                                           $(206)                                                     $(206)
Loss                                                                                                      $(5,754,083)
                                        -------------------- --------------- -----------------------  -----------------
BALANCE AT
SEPTEMBER 30, 1998                                    $230    $(1,806,481)               $(589,231)       $13,234,482
                                        ==================== =============== =======================  =================

------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

------------------------------------------------------------------------------

                                                                                   Nine months ended September 30,
                                                                                 ------------------------------------
                                                                                       1997               1998
                                                                                 -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Loss for the period                                                                 $  (5,105,827)     $  (5,754,083)

Adjustments required to reconcile loss to net cash used in operating activities:
    Depreciation and amortization                                                         698,559            656,353
    Amortization of net premium (discount) on marketable debt securities                  (15,029)            17,137
    Liability for employee rights upon retirement - net                                   314,227               (358)
    Shares issued as compensation for services rendered by directors                                          10,750
    Loss (gain) from marketable debt securities, net                                                             260
    Capital loss from disposal of fixed assets                                                                 4,535
    Writedown of fixed assets                                                                                442,154

Changes in operating asset and liability items:
    Decrease (increase) in accounts receivable                                           (945,696)           825,530
    Decrease in inventories                                                               239,487             23,656
    (Decrease) in accounts payable and accruals                                          (205,920)          (780,823)
    Increase (decrease) in advances from customers                                        178,008           (803,899)
                                                                                 -----------------  -----------------
      NET CASH USED IN OPERATING ACTIVITIES                                          $ (4,842,191)      $ (5,358,788)
                                                                                 -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                             (402,267)          (794,211)
    Loans granted to stockholders                                                                            (19,158)
    Proceeds from disposal of fixed assets                                                                    88,659
    Sale or redemption of (purchase of) marketable debt securities and
    other short term investments- net                                                   5,033,414         (2,063,832)
                                                                                 -----------------  -----------------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              $4,631,147        $(2,788,542)
                                                                                 -----------------  -----------------

                                                                                 -----------------  -----------------
FORWARD                                                                                 $(211,044)       $(8,147,330)
                                                                                 -----------------  -----------------

--------------------------------------------------------------------------------

   The accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

-----------------------------------------------------------------------------------------------
                                                                       Nine months ended
                                                                         September 30,
                                                            -----------------------------------
                                                                  1997               1998
                                                            ----------------   ----------------
FORWARD                                                            $(211,044)       $(8,147,330)
                                                            ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Payment on note receivable from Stockholders                     $14,096           $147,299
    Proceeds from exercise of  warants and options                    34,381             90,906
                                                            ----------------   ----------------
      Net cash provided by financing activities                       48,477            238,205
                                                            ----------------   ----------------

DECREASE IN CASH AND CASH EQUIVALENTS                               (162,567)        (7,909,125)
BALANCE OF CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                               12,662,776         11,771,816
                                                            ================   ================
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  12,500,209       $  3,862,691
                                                            ================   ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - CASH PAID DURING THE PERIOD FOR:
    Interest                                                      $      136          $     736
                                                            ================   ================
    Advances to income tax authorities                         $      55,790       $     56,659
                                                            ================   ================

-----------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the Financial Statements.

                           ELECTRIC FUEL CORPORATION




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------


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


2. EFFECTS OF RECENT PRONOUNCEMENTS

     a) In February 1997, the FASB issued Statement No. 128, "Earnings per share" ("Statement 128"), which is effective as from 1997. All earning per share amounts for all periods have been presented and where appropriate restated to conform to the Statement 128 requirements. Consequently, the loss per share for the quarter ended September 30, 1997 increased from $0.11, as previously reported, to $0.12 as reported in these financial statements, and the loss per share for the nine months ended September 30, 1998 increased from $0.37, as previously reported, to $0.41 as reported in these financial statements.

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

GENERAL

From its inception, the Company has been engaged principally in the research, design, development and commercialization of an innovative, advanced zinc-air battery for powering zero emission electric vehicles. In part, because the market for electric vehicles had not demonstrated previously anticipated levels of growth, the Company began a strategic shift to actively expand its activities into additional applications in zinc-air battery technology. In January 1998, the Company announced the creation of three market-related divisions to expand its business activities into wider applications. The three divisions are Electric Vehicle, Consumer Batteries, and Defense and Safety Products.


RESULTS OF OPERATIONS:
THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

REVENUES:

Revenues for the third quarter of 1998 totaled $678,000 compared with $1.1 million in the comparable period in 1997, a decrease of $422,000. Since the Deutsche Post AG ("Deutsche Post") Field Test concluded in the second quarter of 1998, no revenues from that program were recognized in the third quarter. This was the primary reason for the reduction of revenues as compared to the third quarter of 1997. The Company recently signed an agreement with the United States Department of Transportation ("DOT") as part of a consortium that will demonstrate the ability of the Electric fuel battery system to power a full size, all electric transit bus. The DOT approved $2.0 million in federal funding for the cost-shared $4.0 million program. Consequently, revenues for the third quarter were principally derived from activities related to the DOT program. Since this is a cost-shared program, expenses associated with the Company's participation in the program will exceed the revenues to be earned from the program. Additionally, the Company recognized revenues from the sale of Survivor Locator Lights and continued recognizing revenues in connection with various defense R&D contracts.

Revenues for the third quarter of 1997, were principally derived from activities related to the Deutsche Post Field Test, as well as from the supply of batteries from a more recent order of the Deutsche Post. Additionally, the Company recognized revenues from the supply of batteries and equipment to Edison Termoelettrica, Spa (Edison).

EXPENSES:

Research and development expenses and cost of revenues for the third quarter of 1998 were $1.9 million compared with $3.0 million for the third quarter of 1997, a decrease of $1.1 million. The Company believes that, given the Company's stage of development, it is not, at this time, meaningful to distinguish between R&D expenses and cost of revenues. In addition to the reduction in the overall expenses, the internal division of expenses also changed between the periods. This was principally attributable to a reduction of expenses related to Electric Vehicle battery development, and most particularly expenses related to the Deutsche Post Field Test, which came to its conclusion during the second quarter of 1998. This overall reduction was partially offset by increases in the costs associated with Consumer Battery development, and production of increased quantities of Survivor Locator Lights in the Defense and Safety Division. With regard to the Company's R&D program, since the Company's 1998 grant applications have not yet been approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade, no royalty bearing grants were recognized in the third quarter of 1998. The Company believes that its R&D program will be approved for funding during the fourth quarter. However, the Company anticipates a reduced grant as compared to prior years. During the third quarter of 1997, the Company recorded $1.2 million of royalty bearing grants from the Chief Scientist's Office, including an increase of $582,000 in grants in connection with the Company's 1996 research and development program. As previously announced, the Company has entered into an agreement to complete development of a battery for powering transit buses, in connection with a program to develop a new hybrid propulsion system in conjunction with General Electric Corporate Research and Development ("General Electric"). The program is being partially funded by the Israel - US Binational Industrial Research and Development (BIRD) Foundation. The DOT program noted above complements the BIRD program. Accordingly, the Company expects that, for the balance of 1998 and through late 1999, expenditures in connection with the Electric Vehicle battery, will increase as compared to the first nine months of 1998. R&D expenses and cost of operations related to Consumer

Battery and Defense and Safety applications are also expected to continue to increase for the balance of 1998, as the Company intensifies its efforts in these new areas.

Selling, general and administrative expenses for the third quarter of 1998 were $906,000 vs. $935,000 in the third quarter of 1997. The Company expects increases in selling, general and administrative expenses, particularly with respect to marketing expenses, as the Company expands the applications for its technology.

RESULTS OF OPERATIONS:
NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

REVENUES:

Revenues for the first nine months of 1998 were $3.5 million vs. $3.9 million in the comparable period in 1997. During 1998, the Deutsche Post and the Company agreed to extend the operations of the Field Test through May, 1998. Following the completion of the Field Test, the Deutsche Post and the Company agreed to mutually release each other from any financial claims regarding the Field Test, including additional funding due the Company or repaying advances made by the Deutsche Post to the Company with respect to Opel batteries, which were previously subject to a dispute. Consequently, revenues for the first nine months of 1998 were principally derived from recognizing the previously deferred advances, as well as from activities relating to the Field Test extension (reflecting coverage of expenses by the Deutsche Post). Additionally, the Company recognized revenues from the sale of additional batteries to the Deutsche Post as well as sales of Electric Vehicle batteries to Edison Termoelettrica, SpA ("Edison"). The Company also recognized revenues from the sale of Survivor Locator Lights. The company recently signed an agreement with the DOT as part of a consortium that will demonstrate the ability of the Electric fuel battery system to power a full size, all electric transit bus. The DOT approved $2.0 million in federal funding for the cost-shared $4.0 million program. Accordingly, the Company began recognizing revenues in connection with this program. Since this is a cost-shared program, expenses associated with the Company's participation in the program will exceed the revenues to be earned from the program. Additionally, the Company began recognizing revenues in connection with various defense R&D contracts.

Revenues for the first nine months of 1997 were principally derived from fees collected in relation to a preliminary license agreement completed with Vattenfall AB. Additionally, the Company continued to recognize revenues relating to its activities in the Deutsche Post Field Test program. The Company completed recognition of revenues from Phase 2 of its agreement with STN Atlas Elektronic GmbH (STN) to develop a high power zinc oxygen battery for torpedoes. In addition, the Company recognized revenues from the supply of batteries and equipment to Edison.

EXPENSES

Research and development expenses and cost of revenues were $7.2 million in the first nine months of 1998 vs. $8.4 million in the comparable period in 1997, a decrease of $1.2 million. The Company believes that, given the Company's stage of development, it is not, at this time, meaningful to distinguish between R&D expenses and cost of revenues. In addition to the reduction in the overall expenses, the internal division of expenses also changed between the periods. This was principally attributable to a reduction of expenses related to Electric Vehicle battery development, and most particularly expenses related to the Deutsche Post Field Test, which came to its conclusion during the second quarter of 1998. This overall reduction was partially offset by increases in the costs associated with Consumer Battery development, and production of increased quantities of Survivor Locator Lights in the Defense and Safety Division. Expenses also included a write off of certain production equipment related to the earlier generation Field Test version of the Electric Vehicle Battery, for a net amount of approximately $430,000. With regard to the Company's R&D program, since the Company's 1998 grant applications have not yet been approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade, no royalty bearing grants were recognized in the third quarter of 1998. The Company believes that its R&D program will be approved for funding during the fourth quarter. However, the Company anticipates a reduced grant as compared to prior years. During the first nine months of 1997, the Company recognized $1.8 million of royalty bearing grants from the Chief Scientist's Office, including an increase of $582,000 in grants in connection with the Company's 1996 research and development program. As previously announced, the Company has entered into an agreement to complete development of a battery for powering transit buses, in connection with a program to develop a new hybrid propulsion system in conjunction with General Electric Corporate Research and Development ("General Electric"). The program is being partially funded by the Israel - US Binational Industrial Research and Development (BIRD) Foundation. The DOT program noted above complements the BIRD program. Accordingly, the Company expects that, for the balance of 1998 and through late 1999, expenditures in connection with the Electric Vehicle battery, will increase as compared to the first nine months of 1998. R&D expenses and cost of operations related to Consumer Battery and Defense and Safety applications are also expected to continue to increase for the balance of 1998, as the Company intensifies its efforts in these new areas.

Selling, general and administrative expenses decreased in the first nine months of 1998 to $2.5 million vs. $2.9 million in the comparable period in 1997. This decrease was primarily attributable to reduced salaries and professional fees during the first nine months of 1998. The Company expects increases in selling, general and administrative expenses, particularly with respect to marketing expenses, as the Company expands the applications for its technology.

IMPACT OF YEAR 2000

The Company has instituted a program to analyze all computer software and hardware, as well as other operating equipment that are reliant on date related functions, to ensure year 2000 compliance. It is expected that this program will be completed prior to December 31, 1998. When this review is completed, the Company will be in a position to take appropriate action to bring such hardware or software to year 2000 compliance. Management is currently of the opinion that year 2000 issues will not materially affect the Company's operations, and the Company does not expect to incur material expenditures to resolve these issues. Similarly, management believes, that the company is not exposed to material risks as a result of vendors not being compliant with year 2000 issues.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had cash, cash equivalents and financial investments of approximately $10.9 million compared with $16.7 million as of December 31, 1997.

The Company used available funds during the first nine months of 1998 primarily for continued research and development expenditures, and other working capital needs. The Company increased its net investment in fixed assets by approximately $706,000 during the nine months ended September 30, 1998. However, fixed assets were adjusted downward to reflect a write off of certain production equipment related to the earlier generation Field Test version of the Electric Vehicle Battery. As a result, the balance of fixed assets as at September 30, 1998 was $7.1 million.

Under an existing line of credit with the First International Bank of Israel Ltd., the Company had outstanding issued letters of credit and bank guarantees totaling approximately $488,000 as of September 30, 1998.

The Company has no long term debt outstanding and expects that its cash flow from operations, together with present cash reserves and amounts available under the Credit Facility, will be sufficient to fund the Company's projected activities into the third quarter of 1999. The Company is largely using its resources to continue development of other applications exploiting zinc air technology, primarily batteries for consumer electronic devices, as well as to participate in the BIRD & DOT programs. Accordingly, the Company is seeking additional funding, including through the issuance of equity securities, and is pursuing other options, such as joint ventures or other strategic relationships. There can be, however, no assurance that the Company will obtain any such additional funding. As a result, the Company might have to modify, reduce, defer or eliminate certain of its anticipated future commitments and/or programs, in order to continue operations.

                           ELECTRIC FUEL CORPORATION



PART II


ITEM 5

On July 5, 1998 the Company repurchased shares of the Company's common stock from Robert Ehrlich, Yehuda Harats and Stewart Edelman. Mr. Edelman is an officer of the Company, and each of Messrs. Ehrlich and Harats is a director and officer of the Company. The Company purchased 80,000 shares from Mr. Ehrlich, 170,000 shares from Mr. Harats and 5,333 shares from Mr. Edelman. As payment for these repurchases, the Company canceled the non-recourse notes executed by each of Messrs. Ehrlich, Harats and Edelman in favor of the Company in 1996 as payment for the purchase of the shares now being repurchased by the Company. The repurchases were approved by the Company's Board of Directors on July 1, 1998.


ITEM 6.

No reports on Form 8-K were filed during the third quarter of 1998.

                           ELECTRIC FUEL CORPORATION





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


Dated:     November 11, 1998