Form 10-K
period 1998-12-31
ELECTRIC FUEL CORP
filed 1999-03-24
CIK 916529

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended:  DECEMBER 31, 1998
                                      OR
         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from___________to

                         Commission File Number 0-23336


                           ELECTRIC FUEL CORPORATION
            (Exact name of registrant as specified in its charter)

           DELAWARE                                            95-4302784

(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

885 THIRD AVENUE, SUITE 2900, NEW YORK, NEW YORK                 10022-4834
    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:   (212) 829-5536

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of February 9, 1999 was approximately $20,573,472 (based on the last sale price of such stock as reported by The Nasdaq National Market).

As of February 9, 1999, 14,303,387 shares of registrant's Common Stock, $.01 par value per share (the "Common Stock"), were issued and outstanding.

PART I

ITEM 1.  BUSINESS

GENERAL

     Electric Fuel Corporation ("EFC", "Electric Fuel", or the "Company") is engaged in the design, development and commercialization of its proprietary zinc-air technology for electric vehicles, portable consumer electronic devices and defense applications.

     The Company's technology has grown out of an intensive research and development program conducted for over eight years into the field of zinc-air electrochemistry. Through these efforts, Electric Fuel has sought to position itself as a major world leader in the application of zinc-air technology to innovative, primary and refuelable battery systems.

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

     To fully utilize its zinc-air battery technology for a wide selection of applications, the Company operates three segments: Consumer Batteries, Electric Vehicles, and Defense and Safety Products.

     The Consumer Batteries division was formed to pursue the increasing market interest in a primary, single use battery as a substitute for the current lower performance, more expensive, rechargeable batteries. The first product is aimed at the cellular phone market and is expected to be available to consumers in May 1999. Other applications are expected to include batteries for camcorders, laptop computers and other portable consumer electronic devices.

     The Electric Vehicle division is continuing to focus on fleet applications of the zinc-air battery system with its partners in Europe and the United States. Pursuant to an agreement with the US Department of Transportation, the division is developing an all-electric transit bus in cooperation with General Electric, for the US transit market. The Company is also considering development of an electric scooter battery for the Far East market.

     The Defense and Safety Products division was formed to continue to expand the development of other advanced uses of the battery technology, including a high-power zinc-oxygen battery for military applications and an advanced portable zinc-air battery for the US Army. This division also oversees the Company's water-activated survivor locator light products for the airline and marine markets and is pursuing further development of the safety products business.

     The Company was incorporated in Delaware in 1990. Unless the context requires otherwise, all references to the "Company" refer collectively to the Company and its wholly-owned subsidiary incorporated under the laws of Israel, Electric Fuel (E.F.L.) Limited ("EFL"), Electric Fuel GmbH, a German wholly-owned subsidiary of EFL and other subsidiaries of EFC and EFL. EFC's executive offices are located at 885 Third Avenue, New York, New York 10022, and its telephone number at its executive offices is (212) 829-5536.

     The Company's R&D and production activities are primarily carried out by EFL at its facility in Beit Shemesh, Israel. The Company has also a small battery research and development facility in Auburn, Alabama, near Auburn University. The facility builds and tests prototype cells and batteries.

BUSINESS STRATEGY

     Consistent with the formation of its three divisions, the Company is focusing its efforts on commercializing its technology in three main areas: consumer batteries, electric vehicles and defense and safety products.

     In its consumer battery division, the Company intends to manufacture zinc-air cells and assemble batteries for use in consumer electronic devices, although it may outsource part of this work. The Company plans to work with distributors and strategic partners on marketing, sales and distribution, in addition to direct sales via the Internet. Strategic partners for cell phone batteries may include cell phone manufacturers, battery producers and assemblers, cellular accessory distributors, cellular phone service providers and consumer goods distributors.

     In its electric vehicle division, the Company's strategy is to market its Electric Fuel System for electric vehicles (the "Electric Fuel Electric Vehicle System") initially to large commercial and mass transit fleet operators. The Company believes that environmental concerns, and enacted and proposed legislation create significant incentives for fleet operators to use zero emission electric vehicles, and that the Electric Fuel Electric Vehicle System is particularly suitable to such fleet operations. Governmental action continues in the United States, and the Company believes this will create incentives for fleet operators (primarily bus and mass transit operators) to introduce electric vehicles into their fleets. In the Far East, proposed anti-pollution legislation affecting scooters creates a significant market for electric scooters. The Company intends to strengthen existing and to develop new networks of strategic alliances with fleet operators, companies engaged in energy production and transportation, automobile manufacturers and others in order to establish the infrastructure necessary for further development and commercialization of the Electric Fuel Electric Vehicle System.

     For its safety products, the Company intends to continue to work with OEM's and distributors that specialize in this market. The Company is currently introducing a new water activated battery for use in marine life jackets which comply with recently enacted, more stringent International Maritime Organization and European Union regulations.

     The Company expects that defense products will be developed for, and sold by, prime contractors or directly to military and defense agencies. The Company will continue to seek new applications for its technology in defense projects.

CONSUMER BATTERY DIVISION

     The Consumer Battery division is pursuing the increasing market interest in a primary disposable battery as a substitute for the current lower performance, more expensive, rechargeable batteries. Applications include batteries for cellular telephones, camcorders, laptop computers and other portable consumer electronic devices.

     To date, the Company has focused its development efforts on the cellular phone application. The Company believes that this is the most attractive entry for the Company's products, due to the fast growth in subscribers world-wide, and the need for a more convenient power source than a rechargeable battery offers. In January 1999, the Company introduced its products to the market at the Consumer Electronics Show (CES) in Las Vegas, NV. At the show, the Company also announced its first distributor agreement with Wireless Solutions Inc., a wholly-owned subsidiary of Tessco Technologies.

     According to Herschel Shosteck and Associates, an independent research firm, at the end of 1997 there were over 200 million subscribers for cellular phones worldwide, with projected growth to almost 800 million users by the year 2003. The Company believes that a significant number of these users will purchase primary batteries for their cell phones as an accessory or as a back-up for their rechargeable batteries. Consumer acceptance of a primary battery for cell phones is expected to increase as more cell phone networks become digital, and cell phones' power requirements decrease. Based on a digital cellular network with a new generation lower power cell phone, Company tests have demonstrated that Electric Fuel batteries could provide up to 30 days of talk and standby time.

PRODUCTS

     The Company is currently developing a series of primary, disposable, prismatic, zinc-air cells for use in battery packs for cell phones. The Company's standard cell size has a rated capacity of 2,900 mAh, and the "ultra" capacity cell has a rated capacity of 4,500 mAh. The Company expects to offer five battery models in 1999, which fit most of the popular phone models. This includes a standard battery and an ultra-capacity battery for the Motorola MicroTAC series; an auxiliary battery for the Motorola StarTAC series; standard batteries for the Ericsson 600 & 800 series, and a standard battery for the Nokia 5100 & 6100 series. The Company believes these batteries will offer competitive advantages in performance, convenience, price and safety.

MAJOR BENEFITS

Battery Performance - Up to 30 days talk & standby time

     Electric Fuel Zinc-Air batteries deliver a unique combination of high-energy density and high power density which provides superior performance in cell phones. The Company believes it can achieve an improvement factor of 3-4 times versus comparable rechargeable batteries made for these products. In lab tests, the Company has demonstrated an energy density which would translate into 30 days of standby time.

Convenience -- Freedom from charging

     Electric Fuel Zinc-Air batteries are expected to provide the same kind of convenience for cellphones and notebook PCs that "AA" batteries provide to walkman-type cassette/CD players and pagers. A typical user should be able to use a digital cellular telephone for up to four weeks with a single battery. The Company's batteries are expected to be small, lightweight and available through multiple retail channels. With an expected two year shelf life, the Company's batteries can be kept in a briefcase, purse, desk drawer, etc. and always be fully charged and ready to use.

Price

     The Company believes that the Electric Fuel Zinc-Air batteries, when produced in commercial quantities, could retail between $6.95 - $9.95 depending on the cell phone model and capacity of the battery.

Safety & Recycling

     Zinc-air is a proven, safe battery chemistry. Disposable zinc-air batteries are used in pagers and hearing aids devices worn in direct contact with a person. Being a disposable battery, the Electric Fuel battery avoids the complications and hazards associated with recharging such as overcharge and over discharge. In the case of Li-Ion, overcharge and in some cases over discharge could lead to fire or explosion. Protecting against these hazards requires electronic circuitry and protective devices which take up valuable space within the battery pack. In the case of Nickel-Metal Hydride, overcharge can result in significant performance loss. Nickel-Cadmium suffers from "memory effect" which occurs if a battery is not fully discharged before recharging. All rechargeable chemistries suffer from some capacity loss with repetitive cycling. Disposable zinc-air has no capacity degradation; every battery is fresh and fully charged. The Electric Fuel Zinc Air batteries are designed to be fully recyclable.

DISTRIBUTION

     The Company intends to be involved in the distribution of batteries to the consumer through distributors of cellular accessories, direct-mail catalogs and via the Internet. Batteries will be distributed via third party distributors who sell to retailers from mass merchants to regional and local supermarkets and convenience stores, and specialty retailers (such as airport shops). Cell phone batteries will also be bundled with new handsets sold by OEMs, in order to reach both new customers and current customers who are purchasing new equipment. The retail end of this channel has traditionally been resellers and specialty outlets. In addition, cellular equipment and service is increasingly becoming available at mass merchants.

     At the end of 1998, the Company entered into a distribution agreement with Wireless Solutions Inc. a wholly-owned subsidiary of Tessco Technologies. The agreement requires Wireless Solutions to make an initial purchase offer for the second quarter of 1999 and to forecast purchases for the balance of 1999 and into the year 2000. The planned product launch with Wireless Solutions is scheduled to begin during May of 1999, targeted at their dealer base. Later in 1999, as the Company's production capacity increases, batteries will be offered to Wireless Solution's carrier customers as well. In January 1999, the Company received its first purchase order for delivery to Tessco beginning in the second quarter of 1999.

     Following the CTIA Wireless show in February 1999, the Company received an initial purchase order from InTouch USA to sell batteries through their wireless rental business as well as over the Internet to be delivered during the second quarter of 1999.

     Marketing for batteries, both primary and rechargeable, has evolved and expanded during the past year. Large alkaline battery companies are entering the mass channels of distribution with branded name rechargeable batteries for cell phones. As retailers begin selling these rechargeable batteries for cell phones, the Company believes there will be a similar opportunity to market a primary battery with performance characteristics like the Company's battery for cell phones in these outlets.

COMPETITION

     The Company's batteries will compete with both rechargeable and primary battery packs. Competing rechargeable batteries include nickel-cadmium, nickel-metal-hydride and lithium-ion. Alkaline batteries are making an initial appearance in the market for primary batteries for cellular phones. The companies offering these competing technologies have substantially greater resources than the Company, and have recognized brand names and established distribution channels. However, the Company believes its batteries will offer competitive advantages in performance, convenience, price, safety and recycling.

     Alkaline batteries are a consumer branded product. Wireless communication devices such as cellular phones have not become a major application for alkaline batteries as the power requirements do not currently allow for a mass-market level alkaline product which is competitive with rechargeable batteries. Nevertheless, several companies are now offering an alkaline battery pack for cellphone users.


THE ELECTRIC VEHICLE DIVISION

     The Electric Vehicle division focuses on fleet applications of the zinc-air battery system with its partners in the United States and Europe.

THE ELECTRIC FUEL ELECTRIC VEHICLE SYSTEM

     The Electric Fuel zinc-air energy system consists of an in-vehicle, zinc-air battery composed of a series of zinc-anode cassettes; a battery exchange unit for fast vehicle turn-around; an automated battery refueling system for mechanically replacing, rather than electrically recharging, depleted fuel cassettes; and a regeneration system for recycling the depleted fuel cassettes. With its proprietary air cathode and zinc anode, the zinc-air battery delivers a combination of high-energy density and high power density, which together power electric vehicles with speed, acceleration, and range similar to conventional vehicles.

     The Electric Fuel zinc-air battery system for powering electric vehicles offers certain advantages over other electric vehicle batteries which makes it ideal for fleet and mass transit operators. Fleet operators require a long operating range, large payload capacity, operating flexibility, all weather performance, fast vehicle turnaround, and competitive life-cycle costs. Electric Fuel powered full-size vehicles, capable of long-range, high-speed travel, fill the needs of the transit operators, in all weather conditions, with cost effective fast refueling. An all-electric, full-size bus, powered by the Electric Fuel system can provide transit authorities a full day's range for both heavy duty city and suburban routes in all weather conditions.

     In field trials with major European entities, the Company has demonstrated the commercial viability of the battery system by regularly driving 300 to 400 km in actual drive cycles. In 1996, a Mercedes-Benz MB410 van powered by the Electric Fuel zinc-air battery crossed the Alps and traveled from Chambray, France over the Moncenisio Pass and continued to the Edison zinc-air regeneration plant in Turin, Italy. The 152 mile (244 km) drive included a 93 mile (150 km) continuous climb over mountainous terrain in which the vehicle climbed over 4,950 feet (1,500 meters) to reach the summit at 6,874 feet (2,083 meters), using only 65% of the battery's capacity. In November 1997, an electric Mercedes-Benz MB410 van was driven from central London to Central Paris on a single charge -- a distance of 272 miles (439 km), not including the transport through the English Channel Tunnel.

MAJOR PROGRAMS

     The Company has formed several strategic partnerships and is engaged in demonstration programs in various locations with respect to the Electric Fuel Electric Vehicle System.

ITALY - EDISON

     In May 1993, the Company entered into an exclusive license agreement with Edison SpA ("Edison"), Italy's leading private operator in the field of electric energy production. Pursuant to this license, which terminates in 2008, Edison is authorized to manufacture, use and sell Electric Fuel Vehicle batteries, Refueling Systems, Regeneration Systems and related services based on the Company's technology in Italy, France, Spain and Portugal.

     Edison is conducting marketing activities with electric vehicles powered by the Electric Fuel battery system. Edison has built, and is operating, a demonstration regeneration facility in Trofarrelo, near Turin, Italy.

     An Edison Fiat Ducato van powered by the Electric Fuel System has been in service at the Polyclinic hospital in Milan. The van was used to distribute cargo from the hospital's central pharmacy. Based on the success of the test program, Edison plans to add 10 new vehicles that will be used in Turin, Italy to carry both passengers and cargo powered by Electric Fuel electric vehicle batteries. The Company would provide the batteries. In order to meet the demands of the additional vehicles, the existing zinc-air regeneration facility will be tripled in operating capacity. Design plans for the expansion are already underway and the fleet is projected to be in place with all vehicles operating by fall of 1999. The demonstration program is projected to receive financial support by the Italian Research Ministry.

THE DOT-FTA ZINC-AIR ALL ELECTRIC TRANSIT BUS PROGRAM

     A consortium of the Company, the Center for Sustainable Technology, L.L.C.
(CST), and the Regional Transportation Commission of Clark County Nevada received in November 1998 approval for $2 million in federal funding for a cost-shared $4 million Zinc-Air Electric Transit Bus Program. The Department of Transportation funding is allocated from the Federal Transit Administration R&D 1998 budget.

     The Zinc-Air Electric Transit Bus Program, which includes General Electric Company and Nova Bus Corporation as project partners, will seek to demonstrate the ability of the Electric Fuel battery system to power a full size, all electric transit bus, providing a full day's range for heavy duty city and suburban routes, under all weather conditions.

     The bus prototype called for under the program is a standard 40-foot transit bus manufactured by Nova with the capacity of 40 seated and 37 standing passengers and a gross vehicle weight of 39,500 lbs. General Electric will provide the power train, including the traction motor, controllers, AC/DC inverters, hardware and software interfaces. The program requires Electric Fuel to provide a 320kWh zinc-air battery to be integrated into the bus with the assistance of GE and Nova. Other project partners include the Community College of Southern Nevada and the Desert Research Institute.

     The program provides that the bus will utilize the new all-electric, battery/battery hybrid propulsion system being jointly developed by Electric Fuel and General Electric with funding from the Israeli-U.S. Bi-National Industrial Research and Development (BIRD) Foundation. The all-electric hybrid system consists of a main power source, an Electric Fuel zinc-air battery, and an auxiliary battery. The vehicle draws cruising energy from the zinc-air battery, and supplementary power for acceleration, merging into traffic and hill climbing from the auxiliary battery.

     Transit buses require a large energy storage battery to power the vehicle while attending to passenger needs such as air-conditioning, handicapped access, etc. The test program is designed to prove that an all-electric bus can meet these and all other Los Angeles and New York Municipal Transit Authority mass transit requirements including performance, speed, acceleration, and hill climbing.

     Diesel engine transit buses operate in large urban areas where congestion is a fact of life and traffic is largely stop-and-go. As a result, they are the leading contributor to inner city toxic emissions, and are a major factor for those U.S. cities that have been designated as in "non-attainment" with respect to air quality standards.

     Mass transit is an especially appropriate application of the zinc-air technology because transit buses must operate for up to 12 hours a day on a single battery charge. Electric buses represent a major market for electric vehicles in the United States.

     Under the 18-month project, the Community College of Southern Nevada will operate and maintain the zinc-air bus as part of its automotive technology and alternative fuels curriculum. The program also includes partnering with other appropriate public and private organizations as well as plans to develop a regeneration facility to support additional on-road vehicle demonstrations.

     The Center for Sustainable Technology develops and commercializes emerging technologies in renewable energy, energy management, the environment and transportation and was founded by the Electric Power Research Institute and Bechtel National, Inc.

ALL-ELECTRIC HYBRID PROPULSION SYSTEM FOR TRANSIT BUSES AND HEAVY DUTY VEHICLES
     - THE BIRD PROGRAM

     The Company and General Electric Company are jointly developing an all-electric, battery/battery hybrid propulsion system for powering electric buses and heavy duty trucks. The first application for the system will be an all electric, zero emission, full size transit bus, in a program funded by the Federal Transit Administration of the US Department of Transportation.

     In July 1998 the two companies were awarded funding from the Israeli-U.S. Bi-National Industrial Research and Development (BIRD) Foundation for the joint development of the electric propulsion system.

     Weighing approximately 20 tons with a passenger capacity of 90, the all electric transit bus is expected to be capable of running a full 8-10 hour shift without recharging. The program requires the bus to meet all power and performance levels required by U.S. transportation authority standards, including the operation of energy consuming accessories such as air-conditioning and handicap lifts.

     The hybrid system consists of a main power source, an Electric Fuel zinc-air battery, and an auxiliary battery. The vehicle draws cruising energy from the zinc-air battery, and supplementary power for acceleration, merging into traffic and hill climbing from the auxiliary battery. When stopping or slowing down, the bus retarding system is designed to act as an energy-generator recharging the auxiliary battery.

     The new propulsion system will incorporate a General Electric drive system with GE's energy management systems, adapted specifically for this application.

     The unique zero-emission electric hybrid system is expected to offer significant economic advantages over other alternative-fuel solutions, by greatly lowering vehicle maintenance cost with reduced brake wear-and-tear and virtually eliminating engine/transmission maintenance. The bus's driving range is also expected to be expanded by up to 25%, enhancing energy efficiency and further reducing operating costs.

VATTENFALL (SWEDEN)

     In April 1997, the Company completed a Rights Agreement with Vattenfall, the largest electric utility in Sweden, under which Vattenfall exercised its right for a license to establish and operate the Electric Fuel infrastructure for the territory of Sweden, Denmark, Norway, Finland and St. Petersburg, Russia. The Rights Agreement covers the main elements of the license agreement and the future development of the Electric Fuel Electric Vehicle System in the Scandinavian market. Execution of the definitive license agreement will be decided upon by Vattenfall by December, 2000.

KEMA (THE NETHERLANDS)

     Electric Fuel is working on a program for the Province of Gelderland, the largest province in the Netherlands, to utilize the Electric Fuel Electric Vehicle System in passenger "train-taxis". The program is managed by KEMA, an international consulting and management organization, and the electric utility NUON. A Mercedes-Benz Vito passenger van has been equipped with Electric Fuel batteries and was demonstrated in Holland in 1998. Kema, Nuon and the Company are in discussions regarding various cooperation programs.

DEUTSCHE POST

     In a field test managed by the German postal service, the Electric Fuel Electric Vehicle System was tested by Deutsche Post in vehicles powered by the Electric Fuel battery (the "Field Test"). The Field Test, which was successfully completed in May 1998, was managed by Deutsche Post to conduct a representative operating test of the Electric Fuel Electric Vehicle System. Initiated in Bremen, Germany, in 1996, the Field Test involved the use of postal vans powered by the Electric Fuel zinc-air battery system and the establishment of the infrastructure for regenerating the batteries. Deutsche Post has stated that it is interested in adopting emission-free vehicles once such technology is available in large-scale production.

COMPETITION

     The Company believes that its products must be available at a price that is competitive with alternative technologies, particularly those intended for use in zero or low-emission vehicles. Besides other battery technologies, these include "hybrid systems", which combine internal combustion engine, diesel engine, battery technologies, use of hydrogen, and regular or low pollution fuels such as gasoline, diesel, compressed natural gas, liquefied natural gas, ethanol and methanol. Other alternative technologies presently use costly components, including use of fuel cells, supercapacitors, flywheels and catalytic removal of pollutants. These various technologies are at differing stages of development and any one of them, or a new technology, may prove to be more cost effective, or otherwise more readily acceptable by consumers, than the Electric Fuel Electric Vehicle System. In addition, the California Air Resource Board has expressed concerns to the Company about the infrastructure requirements of the Electric Fuel Electric Vehicle System as compared to battery technologies which use electrical recharging.

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

     An area of increased development has been that of fuel cell powered vehicles, spearheaded by the Ballard Corp.'s solid polymer electrolyte hydrogen-air fuel cell program. Significant investments in this technology have been made by major automobile companies.

     Progress achieved by rival electric vehicle systems may have an adverse effect on acceptance of the Company's electric vehicle battery technology.

MARKETING

     The Company plans to seek to expand its existing strategic alliances in Europe, the United States and in the Far East, benefiting from experience gained in connection with the DOT/FTA and its alliances with the GE, Nova, Edison, Vattenfall and KEMA. The Company also intends to seek support of government agencies, electric utilities and zinc manufacturers.

DEFENSE AND SAFETY DIVISION

     The Defense and Safety Products Division is continuing to expand the development of other advanced uses of the battery technology, including an advanced portable zinc-air battery for the US Army. This division also oversees the Company's water-activated lifejacket lights for commercial aviation and marine applications, and will pursue further development of the safety products business.

DEFENSE

     In recent years, the Company has undertaken a number of funded, defense-related research and development projects related to its zinc-air battery technology. These projects, in the Company's opinion, can expand its future product line and revenue base, while allowing it to exploit the technology synergies between these development projects and the Company's other zinc-air battery development programs.

MAJOR PROJECT - CECOM

     In December 1997, the Company was awarded a contract from the US Army's Communications-Electronics Command (CECOM) to develop an advanced primary zinc-air battery. The original $398,000 contract was to run from January 1, 1998 through June 30, 1999. The contract has since been extended through September 30, 1999, and total funding has been increased to approximately $487,000.

     Under the terms of the modified contract, the Company is to deliver a total of 30 prototype battery packs of at least 400 watt-hours each. CECOM has set 400 watt-hours per kilogram as the desired specific energy content of the prototype batteries to be delivered under the contract. Electric Fuel was one of three companies selected to perform the development work, along with Rayovac Corp. and Eagle Picher Industries, Inc.

     The battery is to be developed for portable forward field chargers, and is later to be adapted for other field applications such as backpack (wearable) and man-portable power sources and chargers.

     The primary zinc-air battery cell under development for the Army is similar to the cell being developed by the Company for consumer battery applications, and therefore the Company intends to pursue additional military contracts for primary zinc-air battery development.

MARKETING

     With shrinking defense budgets in most Western countries, less funds are being made available for research and development. The defense establishment in many countries, including the US, is looking to adopt so-called dual-use technologies, i.e., technologies that are produced for commercial markets and that can be adapted to military specifications with a minimum of expenditure. The Electric Fuel zinc-air technology fits this latter requirement, as the batteries being developed for military applications are based on the batteries that Electric Fuel has developed and continues to develop for the electric vehicle and consumer battery markets.

     Because the Electric Fuel technology appears capable of achieving energy and power densities in combinations heretofore unachieved by other battery technologies, it appears that there may be a sustainable market in military applications for the Company's products following the development stages. The Company's chances of success in the military markets would be adversely affected should alternative battery technologies prove capable of achieving similar performance levels.

COMPETITION

     The Company's primary zinc-air battery competes with both primary and secondary batteries for portable military applications.

     Other primary batteries available to the military market include zinc-manganese dioxide (i.e., the same as commercial alkaline batteries), lithium-sulfur dioxide, lithium-thionyl (or sulfuryl) chloride, and lithium-manganese dioxide, as well as zinc-air. The lithium batteries are inherently more hazardous than the zinc batteries. Greater disposal problems are presented by the lithium batteries than for zinc batteries. Lithium batteries are also more costly.

     All of the lithium technologies have higher energy densities than the zinc-manganese dioxide (which can reach about 125 Wh/kg). However, both lithium-sulfur dioxide and lithium-manganese dioxide have energy densities in the range of 240 - 270 Wh/kg, while the Company's zinc-air is projected to attain 400 Wh/kg in the project funded by US Army CECOM. Lithium sulfuryl chloride can reach as high as 450 Wh/kg, but is suitable only for low rate discharge and cannot provide the continuous power densities demanded by the military for applications such as the CECOM forward field charger.

     Primary zinc-air development contracts have also been awarded by US Army CECOM to two other battery manufacturers. Successful development of primary zinc-air cells by either of the other companies could adversely affect the Company's ability to market its product in military markets.

     Zinc anodes for zinc-silver oxide batteries are produced by numerous manufacturers using conventional zinc electrowinning techniques. The Company's anodes are produced using its patented electrowinning process. The Company's anodes have been shown in zinc-silver oxide cell stack discharge tests to provide superior power and energy densities than competitors' anodes.

SAFETY PRODUCTS

     In 1996, the Company began to produce and market products for the aviation and marine safety and emergency markets.

PRODUCTS

     At present the Company has a product line consisting of four lifejacket light models, each one approved by one or more regulatory agencies under various safety regulations.

     For the aviation market, the model WAB-H12 Survivor Locator Light (SLL) is a battery-powered light used to locate survivors of airplane accidents in the water. The battery itself is activated by immersion in water, and therefore is called a water-activated battery. The SLL is typically attached to life vests, life rafts, and similar flotation devices by the manufacturers of the flotation devices, who are the Company's primary customers for the product.

     The WAB-H12 SLL consists of a magnesium-cuprous chloride battery attached to a light assembly that includes a mini-bulb inside a plastic focusing lens. The battery is activated by either sea water or fresh water, and lasts for more than 8 hours.

     The Company manufactures, assembles and packages the SLL in its factory in Beit Shemesh, Israel. The Company also manufactures a marine version of the WAB-H12 light with US Coast Guard (USCG) approval.

     Having received regulatory certification of a new aviation light, the Model WAB-H18, in early 1999, the Company intends to initiate production of this new model during 1999. The WAB-H18 light is similar in form and function to the WAB-H12, but is lighter in weight.

     At the end of 1998 the Company received certification of a new product for the marine market, where new certification requirements took effect (See Certification). This new product, designated the model WAB-MX8 lifejacket light, utilizes two batteries of a type similar to that used in the WAB-H12 light, and uses a high efficiency bulb enclosed in a non-focusing dome-type lens intended to maximize light intensity throughout the upper hemisphere of the light sub-assembly, as dictated by the new marine certification requirements. The Company has begun manufacturing the WAB-MX8 lifejacket light in the first quarter of 1999.

     The Company expects to continue to develop additional products for the marine safety market, including products based on the Company's water-activated battery technology, as well as products based on conventional, commercially available batteries.

CERTIFICATION

     The Company's Model WAB-H12 Survivor Locator Light received certification by the US Federal Aviation Administration (FAA) under Technical Specification Order (TSO) C-85a and Aeronautical Product Approval (APA) C-85 certification from the CAAI in 1996, following TSO Design Approval by the FAA, and this approval is given without time limit. The Company's Model WAB-H18 Survivor Locator Light received TSO C-85a approval in early 1999. The Company is obligated to manufacture both lights with a quality assurance system approved by CAAI, and approval of the Company's Quality Assurance system for lifejacket lights was also granted in 1996. Each shipment of TSO-certified lights must be accompanied by a CAAI-issued Certificate of Airworthiness, and this means that every shipment from the Company is preceded by an inspection visit from the CAAI Airworthiness Division.

     For use in the marine market, approval by bodies such as the US Coast Guard are required. The Company received approval from the USCG in 1997 for the WAB-H12 light. However, in 1996 new SOLAS (Safety at Life at Sea) Convention regulations were approved, calling for a change in the functional requirements. As a result, the Company's SOLAS approval for the WAB-H12 light expired on June 30, 1998, while the USCG approval for lakes and inland waterways extends to 2002.

     The Company received SOLAS approval for a new lifejacket product, the model WAB-MX8 lifejacket light, in 1998. The Company manufactures the WAB-MX8 light in its Beit Shemesh factory, under the auspices of its CAAI-approved Quality Assurance system.

     Starting January 1, 1999, marine safety equipment sold in European Union
(EU) states is required under Council Directive 96/98/EC, known as the Marine Equipment Directive (MED), to bear the Ship's Wheel Mark as an indication of certification by a notified body as adhering to the requirements of the MED. The Ship's Wheel Mark, which is the equivalent of the "CE" mark for marine equipment, allows companies to sell products throughout European Union member states without having to gain individual approval from each state. The Company's Model WAB-MX8 light was approved to carry the Ship's Wheel Mark by Lloyd's Register, a notified body, early in 1999.

MARKETING

     The annual market for lifejacket lights is estimated at as many as 3 million units worldwide, of which about 50% is in Europe and another 33% in the United States. Less than 20% of the sales are in the aviation market, and the other 80% in the marine market. Recent economic developments in the Asian markets have led to a flattening or slight reduction in the aviation market over the last year, and this is anticipated to continue for at least another year. The marine market has seen tremendous growth over the last year, in part because of new IMO SOLAS regulations expanding the categories of ships and ferries that are required to carry lifejacket lights, and in part because of the EU's adoption of IMO SOLAS regulations as EU directives. In addition, the average wholesale selling price of a marine lifejacket light has grown by more than 50% following the adoption of the 1998 SOLAS specification, which generally requires larger and more powerful batteries and more efficient lamps than the previous requirements.

     The marine safety market is characterized by several differentiable channels: lifejacket manufacturers, shipping companies, chandlers/distributors, and distributors to the retail market. There are over 200 manufacturers of lifejackets for the marine market, and many companies active in the other distribution channels. The Company markets its lights to the commercial aviation industry in the United States exclusively through The Burkett Company
(TBC) of Houston, Texas, which receives a commission on sales.

     The Company intends to establish its own network of distributors in Europe, South America and elsewhere in Asia and Africa, using a marketing and sales organization based in the Company's Beit Shemesh facility in Israel. The Company intends to use TBC as a non-exclusive distributor in the marine market in North America, the Commonwealth of Independent States (CIS, i.e., the former USSR) and Japan.

COMPETITION

     The two largest manufacturers of aviation and marine safety products, including TSO and SOLAS-approved lifejacket lights, are ACR Electronics Inc. of Hollywood Florida, and McMurdo Ltd. of England.

     ACR offers a wide range of water-activated and manually activated safety products, mostly for the marine market, including lights, strobes, transponders and beacons. ACR uses a water-activated magnesium-cuprous iodide battery for its TSO and USCG-approved lifejacket lights, and a primary LiSO2 battery product to meet the new SOLAS regulations.

     McMurdo also makes a range of water-activated and manually activated lifejacket and liferaft lights and related products for the marine market, and its parent company (and exclusive distributor) Pains Wessex Ltd. of England manufactures other marine safety products such as emergency pyrotechnic devices. McMurdo uses water-activated magnesium-silver chloride batteries in its TSO lights, and offers both water-activated and LiSO2 based lights for the marine market. McMurdo has several primary LiSO2 battery based products meeting the new SOLAS regulations.

     Other significant competitors in the marine market include Daniamant Aps of Denmark, and EJE Translite of Canada, both of whom use primary lithium batteries in their SOLAS-approved products.

REGULATORY AND ENVIRONMENTAL MATTERS

     The Company believes that its zinc-air batteries as currently produced are in compliance with applicable Israeli, European, and United States federal, state and local standards that govern the manufacture, storage, use and transport of the various chemicals used, and waste materials produced, in the manufacture and use of the Company's zinc-air battery, including zinc and potassium hydroxide. The Company has obtained the necessary permits under the Israeli Dangerous Substances Law, 1993, required for the use of zinc metal, potassium hydroxide and certain other substances in its facilities in Israel.

     The presence of potassium hydroxide as an electrolyte in the Company's electric vehicle batteries may subject its disposal to regulation under some circumstances. This electrolyte is the same as the electrolyte used in primary alkaline batteries and rechargeable nickel-cadmium and nickel-metal hydride batteries. The Company's electric vehicle battery technology uses relatively small amounts of spillable potassium hydroxide. The United States Department of Transportation regulates the transport of potassium hydroxide, and it is likely that any over-the-road transport of Electric Fuel in the United States will require manifesting and placarding.

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

     The Company's zinc-air disposable battery for cellular phones is similar to commercial zinc-air button cells. Accordingly, the Company's cellular phone battery, like those products, is not expected to be regulated as to transport and is expected to be exempt from dangerous goods regulations. Furthermore, consistent with state-of-the-art zinc alkaline cells which must be mercury and cadmium free (required for disposal purposes), the Company's product is also completely free of toxic mercury and cadmium additives.

PATENTS AND TRADE SECRETS

     The Company relies on certain proprietary technology and seeks to protect its interests through a combination of patents, know-how, trade secrets and security measures, including confidentiality agreements. The Company's policy generally is to secure protection for significant innovations to the fullest extent practicable. Further, the Company continuously seeks to expand and improve the technological base and individual features of its batteries through ongoing research and development programs.

     The Company has been filing patents on its zinc-air battery system for electric vehicles since 1990. These applications have resulted in 32 unexpired US patents, and 9 corresponding European patents. These patents cover various aspects of the Electric Fuel System technology, including the overall system, the zinc anode, including its physical and mechanical attributes, the construction of the air cathode, cell structure and arrangements, connectors, the automatic refueling system, zinc regeneration, and safety features.

     The Company also holds two unexpired US patents covering its high-power zinc-oxygen battery for torpedoes, two more covering the use of Electric Fuel's zinc in other alkaline batteries, and one covering the Company's water-activated magnesium-cuprous chloride batteries.

     In early 1998, building on the development work that began at EFL in late 1996 on smaller zinc-air cells for consumer batteries, EFL began filing new patent applications specifically covering its consumer batteries. To date, 13 such applications have been filed, and the Company expects to file an additional 12-15 applications in 1999. The consumer battery patent applications cover all aspects of the cell and battery pack, including cell components and design, pack components and design, and air access management.

     In addition to patent protection, the Company relies on the laws of unfair competition and trade secrets to protect its proprietary rights. The Company attempts to protect its trade secrets and other proprietary information through confidentiality and non-disclosure agreements with customers, suppliers, employees and consultants, and other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

RESEARCH AND DEVELOPMENT

     During the years ended December 31, 1996, 1997, and 1998, the Company's gross research and product development expenditures, including costs of revenues, of prototype batteries and components of the Electric Fuel System, were $13.1 million, $12.2 million and $10.0 million respectively. During these periods, the Office of the Chief Scientist of the Israel Ministry of Industry and Trade (the "Chief Scientist") participated in research and development efforts of the Company thereby reducing the Company's gross research and product development expenditures in the amounts of $1.5 million, $2.4 million and $447,000, respectively. During 1998 the Israel-US Binational Industrial Research and Development Foundation ("BIRD") also began participating in the research and development efforts of the Company by sponsoring a joint project to develop a hybrid propulsion system for transit buses with General Electric Corporate Research and Development. The project began towards the end of 1998 and consequently only $43,000 of grants were recognized in 1998.

     Under the terms of the grants from the Chief Scientist and current Chief Scientist regulations, the Company is obligated to pay royalties at the rate of 3% of the sales of products developed from projects funded by the Chief Scientist for the first three years of sales, increasing thereafter, up to 5%. The Company currently pays royalties at the rate of 3% of Electric Vehicle revenues. The obligation to make such royalty payments ends when 100% of the amount granted (in NIS linked to the dollar) is repaid. The Government of Israel does not own proprietary rights in the technology developed using its funding, but certain restrictions with respect to the technology apply, including the obligation to obtain the Israeli Government's consent to manufacture the product based on such technology outside of Israel or for the transfer of the technology to a third party, which consent may be conditioned upon an increase in royalty rates or in the amount to be repaid. Current regulations require, that in the case of the approved transfer of manufacturing rights out of Israel, the maximum amount to be repaid through royalty payments will be increased to 120% to 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel, and that an increased royalty rate will be applied.

     Under the terms of the grants from BIRD the Company is obligated to pay royalties at the rate of 2 1/2% of the first year's gross sales, and, in succeeding years, at the rate of 5% of Gross Sales until 100% of the Grant has been repaid, whereupon the repayment rate shall decrease to 2 1/2 % of the Gross Sales. The total amount to be repaid reaches a maximum of 150% of the grant if it takes five years or longer for the grant to be repaid. Should any portion of the technology developed be sold outright to a third party, one-half of all proceeds of the sale shall be applied as received on account of royalties. The repayment obligation is in U.S. dollars linked in value to the U.S. Consumer Price Index.

EMPLOYEES

     As of February 9, 1999, the Company had in its Israeli subsidiary 107 full-time employees, of whom 10 hold doctoral degrees and 42 hold other advanced degrees. Of the total, 40 employees were engaged in product research and development, 46 were engaged in production and operations, and the remainder in general and administrative functions. The Company also had 3 employees at its Auburn, Alabama research facility. The Company's success will depend in large part on its ability to attract and retain skilled and experienced employees.

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

ITEM 2.  PROPERTIES

     EFC's corporate headquarters are located in New York, New York and leased on a month-to-month basis. The Auburn, Alabama research facility, constituting approximately 2,000 square feet, is leased on an annual basis. The Company's administrative facilities, constituting approximately 7,500 square feet, are located in Jerusalem, Israel and held under a lease agreement expiring in March 2000. The Company's research ,development and production facilities for the manufacture and assembly of Electric Fuel batteries, related Electric Fuel System components, and Survivor Locator Lights, constituting approximately 34,000 square feet, are located in Beit Shemesh, near Jerusalem, Israel. The original lease expired on December 31, 1997. The Company extended the lease for a period of ten years with the ability to terminate the lease every two years beginning December 31, 1999 upon three months written notice. Moreover, the Company may terminate the lease at any time upon 12 months written notice. In addition, during 1996, the Company leased in Beit Shemesh, additional space of approximately 16,000 square feet. The lease agreement expires on March 19, 1999, and the Company is presently negotiating an extension of the terms of the lease. The Company intends to transfer the production facilities currently located in Beit Shemesh to a new facility in Jerusalem, once it is constructed as more fully described below.

     The Company's wholly owned subsidiary, Electric Fuel GmbH ("EFGmbH"), has leased a facility located in Bremen, Germany from Stadtwerke Bremen AG within which it established a regeneration plant to operate vehicles for the Deutsche Post Field Test. With the completion of the Field Test, EFGmbH is in the process of closing the facility and terminating the lease, which it expects to do by April, 1999. EFGmbH is presently leasing office space on a quarterly basis.

     The aggregate rental payments under the only long term lease (Jerusalem facility), at rates in effect at December 31, 1998, are approximately $124,000 and $31,000 in the years ended December 31, 1999 and 2000 respectively. The rental payments in Israel are payable in Israeli currency linked to the Israeli Consumer Price Index.

     The Company has been looking for additional land to construct larger premises near its Jerusalem facilities. In January 1999, the Company received a letter from the Israel Ministry of Industry and Trade authorizing the allocation to the Company of approximately 5.9 dunam (approximately 1.5 acres) with rights to construct facilities of up to approximately 95,000 square feet in Jerusalem, near its existing facilities. The Company has paid the Jerusalem Land Development Authority approximately $171,000 in development fees related to this site to complete its obligations in this regard. The Company has yet to enter into a formal lease agreement for the site with the Israel Land Authority at which time a capitalized lease fee will be due in the approximate amount of $1.2 million. If an agreement is not reached, the development fees will be returned to the Company.

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

                                     HIGH          LOW

               1997
               First Quarter        $ 7.63         $4.75
               Second Quarter         7.75          5.31
               Third Quarter         10.25          6.13
               Fourth Quarter         9.06          3.25

               1998
               First Quarter        $ 4.38         $2.38
               Second Quarter         5.94          2.44
               Third Quarter          5.41          2.88
               Fourth Quarter         3.59          2.50

     As of February 9, 1999 the Company had approximately 216 holders of record of its Common Stock.

     The Company has never paid any cash dividends on its Common Stock. The Board of Directors presently intends to retain all earnings for use in the Company's business. Any future determination as to payment of dividends will depend upon the financial condition and results of operations of the Company and such other factors as are deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial information set forth below with respect to the statements of income (loss) for each of the five fiscal years in the period ended December 31, 1998, and with respect to the balance sheets at the end of each such fiscal year has been derived from the financial statements of the Company, which have been audited by Kesselman & Kesselman, independent certified public accountants in Israel, and a member firm of PriceWaterhouseCoopers International Limited. The financial information set forth below is qualified by and should be read in conjunction with the Financial Statements contained in
Item 8 of this Report and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this Report."

                                                                    YEAR ENDED DECEMBER 31
                                                 1994            1995           1996            1997           1998
                                           -------------------------------------------------------------------------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
  STATEMENT OF OPERATIONS DATA:
  Revenues                                   $ 4,873        $  4,372       $  5,405         $ 4,526        $ 4,013
                                           -------------------------------------------------------------------------
  Research and development
  expenses and costs of revenues               4,770          14,379         13,068          12,228         10,056
  Less: royalty-bearing grants                  (699)         (1,561)        (1,506)         (2,382)          (490)
  ----                                     -------------------------------------------------------------------------
                                               4,071          12,818         11,562           9,846          9,566
  Provision for anticipated program
  losses                                       1,500           2,600             --              --             --
  Selling, general and administrative
  expenses                                     3,365           2,752          4,693           4,440          3,675
                                           -------------------------------------------------------------------------
  Operating (loss)                           $(4,063)       $(13,798)      $(10,850)        $(9,760)        (9,228)
  Financial income                               583             664            794             775            652
                                           -------------------------------------------------------------------------
  (Loss) before taxes on income              $(3,480)       $(13,134)      $(10,056)        $(8,985)       $(8,576)
  Taxes on income                                 20              35            (38)            144            (43)
                                           -------------------------------------------------------------------------
  (Loss) from the operations of the
  Company and its subsidiaries               $(3,500)       $(13,169)      $(10,018)        $(9,129)       $(8,533)
                                           =========================================================================

  Share in loss of investee Company               61              52             --              --             --
                                           -------------------------------------------------------------------------
  Net (loss)                                  (3,561)        (13,221)       (10,018)         (9,129)        (8,533)

  (Loss) per share                           $ (0.43)       $  (1.86)      $  (0.91)        $ (0.73)       $ (0.61)
                                           =========================================================================
  Weighted average number of common
  shares outstanding (in thousands)            8,319           7,104         10,962          12,502         14,013

                                                                      AS AT DECEMBER 31
                                                 1994           1995            1996           1997           1998
                                           -------------------------------------------------------------------------
  BALANCE SHEET DATA:
  Cash, cash equivalents and
  investments in marketable debt
  securities                                  $18,222        $ 9,580         $23,959        $16,717        $ 8,943
  Receivables and other assets                  2,528          4,135           3,259          3,101          2,287
  Fixed assets, net of depreciation             1,989          5,986           7,304          4,754          3,435
                                           -------------------------------------------------------------------------
  Total Assets                                $22,739        $19,701         $34,522        $24,572        $14,665
                                           =========================================================================

  Liabilities                                  $3,736        $13,880         $ 6,652        $ 5,813        $ 4,084
  Long term debt                                    0              0               0              0              0
  Stockholders' equity                         19,003          5,821          27,870         18,759         10,581
                                           -------------------------------------------------------------------------
  Total liabilities and stockholders
  equity                                      $22,739        $19,701         $34,522        $24,572        $14,665
                                           =========================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Financial Statements contained in Item 8 of this report, and the notes thereto. Amounts reported here have been rounded to the nearest thousand, unless such amounts are more than 1.0 million, in which event such amounts have been rounded to the nearest hundred thousand.

GENERAL

     From its inception, the Company has been engaged principally in the research, design, development and commercialization of an innovative, advanced zinc-air battery. Until the end of 1997, the main application for the Company's technology has been a system for powering zero emission electric vehicles. The Electric Fuel Electric Vehicle System consists of a refuelable zinc-air battery comprised of a series of cells with removable zinc-anode cassettes, a battery exchange system, a battery refueling system for refueling the depleted fuel cassettes, and a regeneration system for recycling the depleted cassettes.

     In part, because the market for electric vehicles had not demonstrated previously anticipated levels of growth, in the latter part of 1997 the Company began a strategic shift to expand its research and development activities into additional applications for its zinc-air battery technology. In January 1998, the Company announced the creation of three market-related divisions to expand its zinc-air battery technology for wider applications. The three divisions are Electric Vehicle, Consumer Batteries, and Defense and Safety Products.

     In addition to its electric vehicle application, the Company is focusing efforts in developing and commercializing its battery technology for consumer electronics, defense and safety applications. The Company is developing an advanced portable zinc-air battery for the US Army's Communications-Electronics Command (CECOM), has developed and is selling a signal light powered by water activated batteries for use in life jackets and other rescue apparatus (the "Survivor Locator Light"), and is developing and commercializing a primary battery for cellular telephones. Currently the Company is only selling several models of the Survivor Locator Light but expects to generate sales of primary batteries for cellular telephones during 1999.

     The Company has experienced significant fluctuations in the sources and amounts of its revenues and expenses, and the Company believes that the following comparisons of results of operations for the periods presented do not provide a meaningful indication of the development of the Company. During these periods, the Company has received periodic lump-sum payments relating to licensing and other revenues from its strategic partners, which have been based on the achievement of certain milestones, rather than ratably over time. The Company's expenses have been based upon meeting the contractual requirements under its agreements with various strategic partners and, therefore, have also varied according to the timing of activities, such as the need to provide prototype products and to establish and engineer refueling and regeneration facilities. The Company's research and development expenses have been offset, to a limited extent, by the periodic receipt of research grants from the Chief Scientist. The Company expects that, because of these and other factors, including general economic conditions and delays due to legislation and regulatory and other processes and the development of competing technologies, future results of operations may not be meaningfully compared with those of current and prior periods. Thus, the Company believes that period-to-period comparisons of its past results of operations should not be relied upon as indications of future performance.

     The Company incurred significant operating losses for the years ended December 31, 1998, 1997 and 1996, and expects to continue to incur significant operating losses during 1999 at approximately the same levels. These losses may increase and be incurred over a longer period of time as the Company expands its research and development activities and establishes production and facilities, and such losses may fluctuate from quarter to quarter. However, when its products are successfully commercialized, the Company expects to derive revenues from the sale of batteries for portable electronic devices, components of the Electric Fuel Electric Vehicle System, including refueling and Electric Fuel services, defense and safety products manufactured by the Company, as well as from licensing rights to the Electric Fuel technology to third parties. There can be however, no assurance that the Company will ever derive such revenues or achieve profitability.

Functional Currency

     The Company's management considers the United States dollar to be the currency of the primary economic environment in which EFL operates and, therefore, EFL has adopted and is using the United

States dollar as its functional currency. Further, the Company believes that the operations of EFL's subsidiaries are an integral part of the Israeli operations. While a significant proportion of EFL's revenues have been denominated in Deutsche Marks as a result of its involvement in the Deutsche Post Field Test, based on the Company's historical experience and the Company's strategic objectives, management continues to consider the United States dollar to be the currency of the primary economic environment in which EFL operates. Furthermore, revenues not related to the Field Test are primarily in U.S. dollars. Transactions and balances originally denominated in United States dollars are presented at the original amounts. Gains and losses arising from non-dollar transactions and balances are included in net income.

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

RESULTS OF OPERATIONS

Years Ended December 31, 1998 and 1997

     Revenues for the year ended December 31, 1998, totaled $4.0 million compared with $4.5 million for 1997. During 1998, the Deutsche Post and the Company agreed to extend the operations of the Field Test through May, 1998. Following the completion of the Field Test, the Deutsche Post and the Company agreed to mutually release each other from any financial claims regarding the Field Test, including additional funding due the Company or repaying advances made by the Deutsche Post to the Company with respect to Opel batteries, which as previously disclosed, were subject to a dispute. Consequently, revenues for 1998 were principally derived from recognizing the previously deferred advances, as well as from activities relating to the Field Test extension (reflecting payment of expenses incurred by the Company by the Deutsche Post). Additionally, the Company recognized revenues from the sale of additional batteries to the Deutsche Post as well as sales of Electric Fuel Vehicle batteries to Edison Termoelettrica, SpA ("Edison"). The Company also recognized revenues from the sale of Survivor Locator Lights. The Company recently signed an agreement with the United States Department of Transportation ("DOT") as part of a consortium that will seek to demonstrate the ability of the Electric fuel battery system to power a full size, all electric transit bus. The DOT approved $2.0 million in federal funding for the cost-shared $4.0 million program. The Company's share of the $4.0 million cost is approximately $3.5 million, 50% of which will be reimbursed to the Company out of the DOT funds. The Company began recognizing revenues from the activities related to the DOT program in the second half of 1998. Since this is a cost-shared program, expenses associated with the Company's participation in the program will exceed the revenues to be earned from the program. The DOT program is expected to continue until the end of 1999. Additionally, the Company began recognizing revenues in connection with various defense R&D contracts.

     Revenues for 1997 were principally derived from fees collected in relation to a Rights Agreement with Vattenfall AB. Additionally, the Company continued to recognize revenues relating to its activities in the Deutsche Post Field Test program. The Company completed recognition of revenues from Phase 2 of its agreement with STN Atlas Elektronic GmbH (STN) to develop a high power zinc oxygen battery for torpedoes. In addition, the Company recognized revenues from the supply of batteries and equipment to Edison as well as from the sale of survivor lights to various customers in the United States, principally in the fourth quarter.

     Research and development expenses and cost of revenues totaled $10.1 million during 1998 compared with $12.2 million during 1997. The Company believes that, given the Company's stage of development, it is not yet meaningful to distinguish between research and development expenses and cost of revenues. In addition to the reduction in the overall expenses, the internal division of expenses also changed between the periods. This was principally attributable to a reduction of expenses related to Electric Vehicle battery development, and most particularly expenses related to the Deutsche Post Field Test, which came to its conclusion during the second quarter of 1998. This overall reduction was partially offset by significant increases in the costs associated with Consumer Battery development, and production of increased quantities of Survivor Locator Lights in the Defense and Safety Division. Expenses also included a write off of certain production equipment related to the earlier generation Field Test version of the Electric Vehicle Battery, for a net amount of approximately $422,000. During the fourth quarter of 1998 the Company began dismantling the regeneration facility in Bremen. Consequently, the remaining salvage value for the facility was reduced by $830,000 to a net book value of zero. During the year ended December 31, 1998, the Company recorded $447,000 of royalty-bearing grants in connection with the Company's 1998 research and development program. During the year ended December 31, 1997, the Company recorded $2.4 million of royalty-bearing grants in connection with the Company's 1997 research and development program, including an increase of $582,000 in Chief Scientist grants in connection with the Company's 1996 research and development program. As previously announced, the Company has entered into an agreement to complete development of a battery for powering transit buses, in connection with a program to develop a new hybrid propulsion system in conjunction with General Electric Corporate Research and Development ("General Electric"). The program is being partially funded by the Israel - US Binational Industrial Research and Development (BIRD) Foundation, and the Company recorded $43,000 of royalty-bearing grants in 1998, in connection with this program. The DOT program noted above complements the BIRD program. Accordingly, the Company expects that, for 1999, expenditures in connection with the Electric Vehicle battery, will increase as compared to 1998. R&D expenses and cost of operations related to Consumer Battery and Defense and Safety applications are also expected to continue to increase for 1999, as the Company intensifies its efforts in these new areas.

     Selling, general and administrative expenses for the year ended December 31, 1998 were $3.7 million compared with $4.4 million in 1997. This decrease was primarily attributable to reduced salaries, professional fees and Electric Vehicle marketing expenses during 1998. The Company expects increases in selling, general and administrative expenses during 1999, particularly with respect to marketing expenses in consumer battery applications, as the Company continues to expand the applications for its technology.

     Financial income, net of interest expense, exchange differentials, bank charges, and other fees, totaled approximately $652,000 in 1998 compared to $775,000 in 1997.

     The Company, and its Israeli subsidiary, EFL, have incurred net operating losses or had earnings arising from tax-exempt income during the years ended December 31, 1998 and 1997 and, accordingly no provision for income taxes was required. Taxes in these entities incurred in 1998 and 1997 are primarily composed of United States federal alternative minimum taxes. During 1998, the Company's German subsidiary had net losses, which under the German tax code were used to reduce previously accrued income taxes in the amount of $74,000, and $8,000 was recorded as a provision for taxes in another European subsidiary. For 1997, the Company's European subsidiaries had net income, which arose as a result of intercompany transactions, and they recorded a provision for income taxes, in the amount of $106,000.

     The Company reported a net loss of $8.5 million in 1998 compared with a net loss of $9.1 million in 1997 due to the factors cited above.

     In 1998, revenues were $1,181,000 for the Defense and Safety segment and $2,792,000 for the Electric Vehicle segment. The Consumer Battery segment did not produce any revenues in 1998. Direct expenses (including Depreciation Expense) were $1,225,000, $5,292,000 and $3,018,000 in the Defense and Safety, Electric Vehicle and Consumer Battery segments respectively.

     Net cost of fixed assets (net of accumulated depreciation) at December 31, 1998 in the Defense and Safety, Electric Vehicle and Consumer Battery segments was $369,000, $1,153,000 and $730,000 respectively.

     In 1997, revenues were $1,129,000 for the Defense and Safety segment and $3,397,000 for the Electric Vehicle segment. The Consumer Battery segment did not produce any revenues in 1997. Direct expenses (including Depreciation Expense) were $730,000, $9,106,000 in the Defense and Safety, Electric Vehicle and Consumer Battery segments respectively.

     Net cost of fixed assets (not of accumulated depreciation) at December 31, 1997 in the Defense and Safety, Electric Vehicle and Consumer Battery segments was $339,000, $3,013,000 and $43,000 respectively.

Years Ended December 31, 1997 and 1996

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

     Selling, general and administrative expenses for the year ended December 31, 1997 were $4.4 million compared with $4.7 million in 1996. While there was a decrease in the overall amount, there were certain nonrecurring expenses included in 1996, particularly a settlement arrangement with respect to a terminated consultant included in marketing expenses (see Note 5(a)4 to the Consolidated Financial Statements). Excluding the above, there was an increase in selling general and administrative expenses of approximately $200,000. This was primarily attributable to increased salaries, fees and allocated overhead expenses with respect to the expanded geographic scope of the Company's activities including the United States, Scandinavia, and the Far East, as well as from the Company's diversification into new applications for its zinc-air battery technology. The Company does not expect further increases in selling, general and administrative expenses for 1998.

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

     In 1997, revenues were $1,129,000 for the Defense and Safety segment and $3,397,000 for the Electric Vehicle segment. The Consumer Battery segment did not produce any revenues in 1997. Direct expenses (including Depreciation Expense) were $730,000, $9,106,000 and $281,000 in the Defense and Safety, Electric Vehicle and Consumer Battery segments respectively.

     Net cost of fixed assets (net of accumulated depreciation) at December 31, 1997 in the Defense and Safety, Electric Vehicle and Consumer Battery segments was $339,000, $3,013,000 and $43,000 respectively.

     No segment information has been presented for 1996 because the company's activities in that year were primarily related to Electric Vehicle activities.

IMPACT OF YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company considers a product to be in "Year 2000" compliance if the product's performance and functionality are unaffected by processing of dates prior to, during and after the year 2000.

     The Company has retained an outside consultant to assess the Year 2000 compliance of the Company's computer hardware and software, and other equipment of the Company with embedded chips that may be date-sensitive. The consultant completed its initial assessment of the Company's systems in March 1999. Based on the initial review of the consultant, the Company believes that its core computer systems and equipment are Year 2000 compliant, and that the Year 2000 issue will not materially affect the Company's operations or business. Management expects that the expenses incurred and to be incurred in connection with the Year 2000 issue will not materially exceed amounts budgeted for such matters.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company had cash, cash equivalents and financial investments of approximately $8.9 million compared with $16.7 million as of December 31, 1997.

     The Company used available funds in 1998 primarily for continued research and development expenditures, and other working capital needs. The Company increased its investment in fixed assets by $986,000 during the year ended December 31, 1998. Following the reduction in the salvage value of the Bremen facility and a write off of certain production equipment related to the earlier generation Field Test version of the Electric Vehicle Battery, fixed assets amounted to $6.3 million as at year end.

     EFL presently has a line of credit with the First International Bank of Israel Ltd. ("FIBI") ("the Credit Facility"). Borrowings under the Credit Facility bear interest at FIBI's prime rate + 2% per annum, are unconditionally guaranteed by the Company and are secured by a pledge of foreign currency deposits in the amount of NIS 750,000 (approximately $180,000), Additionally the Credit Facility imposes financial and other covenants on EFC and EFL and presently expires on March 31, 1999, at which time the Credit Facility will be reviewed for renewal by FIBI. The Credit Facility provides EFL with a line of credit in the maximum principal amount of NIS 3.8 million (approximately $913,000), which can be used as credit support for various obligations of EFL. As of December 31, 1998, the bank had issued letters of credit and bank guarantees totaling approximately $409,000.

     The Company has no long term debt outstanding, and is using its cash reserves and revenues from operations primarily to continue development of batteries for consumer electronic devices, as well as to participate in the BIRD & DOT Electric Vehicle programs. Furthermore, in 1999, the Company is planning to establish a commercial production line and prepare for market penetration of its new zinc-air battery for cellular telephones. Accordingly, the Company is seeking additional funding, including through the issuance of equity or debt securities, and is pursuing other options, such as joint ventures or other strategic relationships. However, there can be no assurance that the Company will obtain any such additional funding. If additional funding is not secured, the Company will have to modify, reduce, defer or eliminate certain of its anticipated future commitments and/or programs, in order to continue reduced operations.

     Approximately 48.6% of the stock of the Company's Israeli-based subsidiary, EFL, is now owned (directly, indirectly or by application of certain attribution rules) by three United States citizens. If at any time in the future, 50% or more of the shares of EFL are held or deemed to be held by five or fewer individuals (including, if applicable, those individuals who currently own an aggregate of 48% of the Company) who are United States citizens or residents, EFL would satisfy the foreign personal holding company ("FPHC") stock ownership test under the Internal Revenue Code and the Company could be subject to additional U.S. taxes on any undistributed FPHC income of EFL. For 1998, EFL had no income which would qualify as undistributed FPHC income. However, no assurance can be given that in the future EFL will not have income which qualifies as undistributed FPHC income.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

     Historically, the majority of the Company's revenues have been in U.S. dollars, although a significant proportion of the Company's revenues in 1998 were in Deutsche Marks, primarily related to the Field Test. The Company does not expect a significant amount of Deutsche Mark revenues in 1999. The United States dollar cost of the Company's operations in Israel, with regard to expenses incurred in NIS, is influenced by the extent to which an increase in the rate of inflation in Israel is not offset by the devaluation of the NIS in relation to the dollar. In the past two years, inflation in Israel has been more than fully compensated by the devaluation of the NIS, and, accordingly, the dollar cost of the Company's NIS expenses has decreased. Even if the recent trend is reversed (as was the case in previous years) the Company does not believe that continuing inflation in Israel or delays in the devaluation of the NIS are likely to have a material adverse effect on the Company, except to the extent that such circumstances have an impact on Israel's economy as a whole. In the years ended December 31, 1996, 1997 and in 1998, the annual rates of inflation in Israel were 10.6%, 7.0%, and 8.6% respectively, compared to the devaluation of the NIS against the dollar during such periods of 3.7%, 8.8%, and 17.6% respectively.

EFFECTIVE CORPORATE TAX RATE

     The Company's production facilities in Israel have been granted "Approved Enterprise" status under the (Israeli) Law for Encouragement of Capital Investments, 1959 (the "Investment Law"), and consequently are eligible for certain tax benefits for seven to ten years after they first generate taxable income (provided the maximum period as prescribed by the Investment Law has not elapsed). The Company has elected to receive a grant of funds together with a reduced tax rate for the aforementioned period.

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

     EFC and EFL have incurred net operating losses or had earnings arising from tax-exempt income during the years ended December 31, 1998 and 1997 and, accordingly no provision for income taxes was required. Taxes in these entities paid in 1998 and 1997 are primarily composed of United States federal alternative minimum taxes. During 1998, the Company's German subsidiary had net losses, which under the German tax code were carried back, causing a reduction in previously accrued income taxes. For 1997, the Company's European subsidiaries had net income, which arose as a result of intercompany transactions, and they recorded a provision for income taxes.

     As of December 31, 1998 the Company has U.S. net operating loss carry forwards of approximately $231,000 which are available to offset future taxable income, expiring primarily in 2009 and foreign net operating loss carry forwards of approximately $43 million which are available to offset future taxable income, indefinitely.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Auditors.................................................   F-2

Consolidated Balance Sheets at December 31, 1997 and 1998......................   F-3

Consolidated Statements of Loss for the Three Years in the Period
          Ended December 31, 1998..............................................   F-5

Consolidated Statements of Changes in Stockholders' Equity for the Three Years
          in the Period Ended December 31, 1998................................   F-6

Consolidated Statements of Cash Flows for the Three Years in the Period
          Ended December 31, 1998..............................................   F-8

Notes to Consolidated Financial Statements.....................................   F-10


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT MANAGEMENT

EXECUTIVE OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES

Executive Officers and Directors

     The Company's executive officers and directors and their ages as of December 31, 1998, are as follows:

     NAME                    Age    Position with the Company
     ----                    ---    -------------------------
     Robert S. Ehrlich       60     Chairman of the Board of Directors and Chief
                                    Financial Officer

     Yehuda Harats           47     President, Chief Executive Officer and
                                    Director

     Joshua Degani           51     Executive Vice President - Technical
                                    Operations, Chief Operating Officer

     Stewart Edelman/(1)/    38     Treasurer and Principal Accounting Officer

     Dr. Jay M. Eastman      50     Director

     Jack E. Rosenfeld       60     Director

     Harvey M. Krueger       69     Director

     Lawrence M. Miller      52     Director

     Leon S. Gross           92     Director

___________
     /(1)/ Mr. Edelman's employment with the Company terminated on February 28, 1999. Mr. Benjamin Koretz was elected Treasurer and Mr. Evan Fishman was elected Controller and Principal Accounting Officer.

     The Company's By-Laws provide for a Board of Directors of one or more directors, and the number of directors is currently fixed at seven. Under the terms of the Company's certificate of incorporation, the Board of Directors is composed of three classes of similar size, each elected in a different year, so that only one-third of the Board of Directors is elected in any single year. Mr. Harats, Dr. Eastman and Mr. Gross are designated Class I directors and have been elected for a term expiring in 2001 and until their successors are elected and qualified; Messrs. Rosenfeld and Miller are designated Class II directors elected for a term expiring in 1999 and until their successors are elected and qualified; and Mr. Ehrlich and Mr. Krueger are designated Class III directors elected for a term which expires in 2000.

     ROBERT EHRLICH has been Chairman of the Board of the Company since January 1993 and Chief Financial Officer of the Company since May 1991. From May 1991 until January 1993, Mr. Ehrlich was Vice Chairman of the Board. From December 1987 until July 1992 and again since April 1997, Mr. Ehrlich was Chairman of the Board of PSC Inc (PSCX). He has served as a director of PSCX since 1987. Mr. Ehrlich received a B.S. and J.D. from Columbia University in New York, New York.

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

     DR. JOSHUA DEGANI has been Chief Operating Officer of the Company since January 1998, and has been Executive Vice President for Technical Operations since June 1997 when he joined the Company. From December 1991 through May 1997 Dr. Degani was Vice President for Research Development and

Engineering in Laser Industries Ltd. (Sharplan), a world leader in the development and productions of systems and applications of surgical lasers. From November 1989 until August 1991, he was Program Manager of Large Scale Battery Storage, and Vice President of Engineering at LII. From February 1983 through October 1989, Dr. Degani was Director of Research and Development and later Plant Manager for Semiconductor Devices, a company which develops and manufactures advanced Infrared Detectors for thermal vision for military applications. From January 1980 through January 1983, he was employed by Bell Telephone Laboratories in New Jersey, USA, as a Post Doctorate, and later as a Member of the Technical Staff. Dr. Degani received a B.Sc., M.Sc., and Ph.D., in Physics from Hebrew University in Jerusalem Israel.

     STEWART EDELMAN'S employment with the Company was terminated on February 28, 1999. Prior to that Mr. Edelman was Treasurer since March 1995. Mr. Edelman was Controller of Electric Fuel since July 1994 when he joined the Company. From 1992 through June 1994, Mr. Edelman was in private practice specializing in high technology companies. From 1989 through 1991, he was Vice President of Capital Finance and Investment Company, a real estate investment corporation. Prior to that, Mr. Edelman was employed as a certified public accountant in various accounting firms, as well as a controller in a large employee leasing company. He has been qualified as a Certified Public Accountant in both Israel and the USA, and is currently licensed to practice in Israel. Mr. Edelman received a B.A. in Accounting and Economics from the Hebrew University in Jerusalem.

     DR. JAY EASTMAN has been a director of the Company since October 1993. Since November 1991, Dr. Eastman has served as President and Chief Executive Officer of Lucid Technologies, Inc., which is developing laser technology applications for medical diagnosis and treatment. Dr. Eastman has served as a director of PSCX, a New York Corporation, a manufacturer and marketer of hand-held laser diode bar code scanners, since April 1996 and served as Senior Vice President of Strategic Planning from December 1995 through October 1997. Dr. Eastman is also a director of Chapman Instruments, Inc., which develops manufacturers and selling surface profiling instruments, Dimension Technologies, Inc., a developer and manufacturer of 3D displays for computer and video displays, and Centennial Technologies Inc., a manufacturer of PCMCIA cards.
From 1981 until January 1983, Dr. Eastman was Director of the University of Rochester's Laboratory for Laser Energetics, where he was a member of the staff from September 1975 to 1981.

     JACK E. ROSENFELD has been a director of the Company since October 1993. Mr. Rosenfeld is also a director of Maurice Corporation and a director of PSCX. Since April 1998 Mr. Rosenfeld is President and Chief Executive Officer of Potpourri Collection Inc., a specialty catalog direct marketer. Mr. Rosenfeld was President and Chief Executive Officer of Hanover Direct, Inc. ("Hanover"), formerly Horn & Hardart Co., which operates a direct mail marketing business from September 1990 until December 1995 and had been President and Chief Executive Officer of its direct marketing subsidiary, since May 1988.

     HARVEY M. KRUEGER was elected to the Board of Directors in February 1996. Mr. Krueger is Vice Chairman of Lehman Brothers Inc., an investment banking firm, and the lead manager of the Company's recent equity offering. Mr. Krueger has been with Lehman Brothers since May 1984. From December 1977 to May 1984, he was Managing Director of Lehman Brothers Kuhn Loeb, Inc. From 1965 to 1977, he was a Partner of Kuhn Loeb & Co. and in 1977, he served as President and Chief Executive Officer of Kuhn Loeb & Co. Mr. Krueger serves as a director on the boards of directors of a number of companies, including Automatic Data Processing, Inc., R.G. Barry Corporation, a manufacturer of footwear, Chaus, Inc., a manufacturer of women's apparel, and Internation Telecommunications Data Systems, Inc. In addition, he serves on the International Advisory Board of Club Mediterranee, S.A. and as chairman of the board of directors of Stockton Partners, Inc., the general partner of the manager of the Renaissance Fund LDC, a private closed-end investment fund.

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

Board of Directors

     The Board of Directors of the Company has an Audit Committee consisting of Messrs. Rosenfeld, Krueger, Miller and Dr. Eastman, and a Compensation Committee consisting of Dr. Eastman, and Messrs. Rosenfeld and Miller. Created in December 1993, the purpose of the Audit Committee is to review the results of operations of the Company with officers of the Company who are responsible for accounting matters and, from time to time, with the Company's independent auditors, Kesselman & Kesselman, a member of PriceWaterhouseCoopers International Limited. The Compensation Committee recommends annual compensation arrangements for the Chief Executive Officer and Chief Financial Officer and reviews annual compensation arrangements for all officers and significant employees.

VOTING AGREEMENTS

     Messrs. Ehrlich and Harats are parties to a Stockholders Voting Agreement pursuant to which each of the parties agrees to vote the shares of the Company's Common Stock held by that person in favor of the election of Messrs. Ehrlich and Harats (or their designees) as directors of the Company. Messrs. Gross, Ehrlich and Harats are parties to a Voting Rights Agreement dated September 30, 1996 pursuant to which each of the parties agrees to vote the shares of the Company's Common Stock held by that person in favor of the election of Messrs. Ehrlich, Harats and Miller for five years following October 1996.

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

     On June 8, 1998, the Company issued 2,000 shares to each of Lawrence M. Miller and Jack E. Rosenfeld, directors of the Company, at a price of $2.6875 per share, for services performed on behalf of the Company. The shares were not registered under the Securities Act of 1933, as amended (the "Act"), and were issued in reliance on the exemption from registration under Section 4(2) of the Act as a transaction not involving a public offering. The recipients, by virtue of their relationship with the Company, had access to information about the Company and are each "accredited investors" as defined under the Act.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the securities laws of the United States, the Company's directors, certain of its officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates during 1998.
To the Company's knowledge, there were only two instances during 1998 where such "reporting persons" failed to file the required reports on or before the specified dates: Mr. Leon Gross filed one late report, and Red Lion Enterprises, Inc. an affiliate of Mr. Robert Ehrlich, filed one late report.

Significant Employees

     The Company's significant employees and their ages as of December 31, 1998 are as follows:

     NAME                      Age          Position with the Company
     ----                      ---          -------------------------

     Dr. Inna Gektin           55           Senior Research Associate

     Menachem Givon            51           Project Manager  Regeneration

     Dr. Jonathan Goldstein    52           Chief Scientist

     Binyamin  Koretz          41           Vice President - Strategic Planning

     Dr. Neal Naimer           40           Vice President - Battery Technology

     Jonathan Whartman         44           Vice President - Marketing

     Evan Fishman              36           Controller and Principal Accounting
                                            Officer

     Yair Ein Ely              32           Head of Electrochemistry/Chemistry &
                                            Material

     Zvi Rozenberg             47           Project Manager

     Robert Dopp               52           Director of Research, New Products

     Ron Putt                  51           Director of Technology, New Products

     Yoel Gilon                45           Director, Electric Vehicle
                                            Technologies


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

     BINYAMIN KORETZ is Vice President of Strategic Planning, responsible for new business development, economic modeling, intellectual property protection, and other planning activities. In addition, since January 1998, Mr. Koretz is responsible for the Company's defense and safety applications. Mr. Koretz was the Company's Treasurer from 1993 until December 1994, and with the termination of Mr. Edelman's employment in February 1999, was re-elected Treasurer. Mr. Koretz previously spent six years at American Telephone and Telegraph, where he was responsible for planning and management of capital investment in that company's long-distance network. He holds a B.Sc. in Civil Engineering/Transportation Systems from the Massachusetts Institute of Technology and an MBA from the University of California at Berkeley.

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

     JONATHAN WHARTMAN was Director of Special Projects of the Company from 1991 until his election to Vice President of Marketing in 1994. Mr. Whartman was also Director of Marketing of Amtec from its inception in 1989 through the merger of Amtec into EFC. Before joining Amtec, Mr. Whartman was Manager of Program Management at LII, Program Manager for desk-top publishing at ITT Qume, San Jose, California and Marketing Director at Kidron Digital Systems, an Israeli computer developer. Mr. Whartman holds a BA in Economics and a MBA from the Hebrew University, Jerusalem, Israel.

     EVAN FISHMAN was Assistant Controller of the Company from August 1998, until his appointment as Controller in February 1999 upon the termination of Mr. Edelman's employment. Prior to joining Electric Fuel, Mr. Fishman spent eight years at the Jerusalem Report magazine, and was its CFO for the last three years. Mr. Fishman worked in international audit firms in Tel Aviv and Johannesburg for five years before leaving the auditing profession for commerce. Mr. Fishman is a Certified Public accountant in Israel and a Chartered Accountant in South Africa. He holds a B.Comm and a B.Acc degree from the University of the Witwatersrand in Johannesburg.

     YAIR EIN ELY is the Head of Electrochemistry, Chemistry and Material Groups at the Company. Dr. Ein-Eli joined the Company in September 1998. Previously, he spent more than three years at Covalent Associates Inc. where he was responsible for the Li and Li-ion battery groups. Dr. Ein Eli also held a post-doctoral position at Covalent for a period of 18 months. Dr. Ein Eli holds a Ph.D. degree in chemistry and electrochemistry from Bar-Ilan University in Tel Aviv.

     ZVI ROSENBERG is a Project Manager responsible for cell development and the integration between the battery and the phone. Previously, Mr. Rosenberg spent eight years at Laser Industries where he was Project Manager of a medical laser and Head of the Physics Department. Mr. Rosenberg holds a Ph.D. in Physics from the Hebrew University in Jerusalem.

     ROBERT DOPP is Director of Research, New Products at the Company's Marietta Laboratory. He has been with Electric Fuel since December 1997. From February 1997 until November 1997, Mr. Dopp was Manager of Advanced Components Development at AER Energy Resources. Previous to that he was Principal Engineer, Zinc Air Development at Rayovac Corporation from December 1979 to February 1997. Mr. Dopp holds a B.S. in Biology from the University of Wisconsin.

     RON PUTT is Director of Technology, New Products at the Company's Auburn R&D Facility since April 1997. From October 1995 until April 1997, Mr. Putt worked as a consultant for Auburn University and Electro-Energy Inc. Previous to that, Mr. Putt was Vice President at MATSI, Inc. from April 1990 to October 1995. Mr. Putt holds Bachelors and Masters Degrees in Chemical Engineering from the University of Delaware and University of California at Berkeley.

     YOEL GILON is Director, Electric Vehicle Technologies at the Company's Beit Shemesh facility. He joined the Company in 1994. From 1991 to 1994, Mr. Gilon was Project Development Manager at Ormat Industries. Previous to that, Mr. Gilon was Vice President of System Engineering Development at Luz Industries. Mr. Gilon holds a B.Sc. in Mathematics and Physics and a M.Sc. in Mathematics from the Hebrew University of Jerusalem. He also holds a BA in Fine Arts from the Bezalel Academy in Jerusalem.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table shows the compensation paid and accrued by the Company for services rendered for 1996, 1997 and 1998 to the Chief Executive Officer and the three highest paid executive officers who received more than $100,000 in salary and bonuses during the year ended December 31, 1998 (collectively the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG TERM
                                           ANNUAL COMPENSATION                          COMPENSATION
                     ---------------------------------------------------------------
                                                                                           AWARDS
NAME AND PRINCIPAL                                                                       SECURITIES
 POSITION AT                                                       OTHER ANNUAL          UNDERLYING          ALL OTHER
 DECEMBER 31, 1998    YEAR        SALARY         BONUS             COMPENSATION         OPTIONS (#)         COMPENSATION
 -----------------    ----        ------         -----             ------------         -----------         ------------
YEHUDA HARATS/(1)/    1998       $118,246      $50,000/(2)/        $ 15,942/(4)/        368,177             $146,386/(5)/
President, Chief      1997        154,968       50,000/(3)/          10,691                   0              280,748
Executive Officer     1996        145,220       47,000              127,558             150,000              372,875
 and Director

ROBERT EHRLICH/(1)/   1998       $118,246      $50,000/(2)/        $ 14,536/(4)/        372,577             $202,030/(6)/
Chairman and Chief    1997        154,968       50,000/(3)/          14,193                   0              264,501
Financial Officer     1996        145,238       47,000               75,890             150,000              166,628

JOSHUA DEGANI/(1)/    1998       $109,497      $14,250/(2)/        $  6,241/(4)/        185,071/(9)/        $ 41,996/(8)/
Executive Vice        1997         59,105       15,062/(7)/           3,449/(3)/        122,500               51,906
 President, Chief
Operating Officer

____________________________
(1) The amounts reported for each Named Executive Officer were paid in New Israeli Shekels ("NIS") and have been translated into U.S. dollars at the exchange rate of NIS into U.S. dollars at the time of payment or accrual

(2) No cash bonuses were paid for fiscal year 1998. However, the Company has accrued bonuses for the named executive officers as per their contracts. The Compensation Committee is considering granting options in lieu of a bonus, the amount and terms of which have yet to be determined.

(3) In lieu of a cash bonus of $50,000 for fiscal year 1997, the Compensation Committee granted to each of Messrs. Ehrlich and Harats performance options to acquire 66,500 shares of the Company's Common Stock, at an exercise price of $2.50 per share, the fair market value of the Company's Common Stock on the date of grant. The options granted become exercisable as follows: 1/3 of such options become exercisable when the closing sale price of the Company's Common Stock has been at least $3.25 per share for a period of 20 consecutive trading days on The Nasdaq National Market ("NASDAQ"); 1/3 of such options become exercisable when the closing sale price of the Company's Common Stock has been at least $4.25 per share for a period of 20 consecutive trading days on NASDAQ, and the final 1/3 of such options become exercisable when the closing sale price of the Company's Common Stock has been at least $5.50 per share for a period of 20 consecutive trading days on NASDAQ; provided, that such options shall, in all events, become exercisable seven years from the date of grant.

(4) Represents the costs of taxes paid by the Executive officer and reimbursed by the Company.

(5) Of this amount, $13,572 represents the Company's accrual for severance pay which would be payable to Mr. Harats upon a "change of control" of the Company or upon the occurrence of certain other events, ($96,441) represents the Company's reduction of the accrual for sick leave and vacation redeemable by Mr. Harats, $114,406 consisted of payments to Mr. Harats in lieu of vacation and sick leave, $74,608 represents compensation expense recorded in relation to the sale of shares to the Company, $12,388 represents the Company's accrual for severance pay which would be payable to Mr. Harats under the laws of the State of Israel upon the termination of his employment by the Company, $35,907 consists of the Company's payments and accruals to a pension fund which provides a savings plan, insurance and severance pay benefits and an education fund which provides for the on-going education of employees. Additionally, $(16,163) represents the reduction of the Company's accrual to fund Mr. Harats' pension and education funds as well as provide him with certain other post-termination benefits, and $8,109 represents the value charged for tax purposes for the use of a car provided by the Company.

(6) Of this amount, $81,110 represents the Company's accrual for severance pay which would be payable to Mr. Ehrlich upon a "change of control" of the Company or upon the occurrence of certain other events, $18,461 represents the Company's accrual for sick leave and vacation redeemable by Mr. Ehrlich, $35,194 represents compensation expense recorded in relation to the sale of shares to the Company, $(664) represents a reduction of the Company's accrual for severance pay which would be payable to Mr. Ehrlich under the laws of the State of Israel upon the termination of his employment by the Company, and $35,715 represents the Company's payments and accruals to pension and education funds. Additionally, $25,482 represents the Company's accrual to fund Mr. Ehrlich's pension fund as well as provide him with certain other post-termination benefits, and $6,732 represents the value charged for tax purposes for the use of a car provided by the Company.

(7) In lieu of cash of $10,000 for part of his bonus for fiscal year 1997, Dr. Degani was granted options to acquire an aggregate of 6,826 shares of the Company's Common Stock, at an exercise price of $2.50 per share, the fair market value of the Company's Common Stock on the date of grant.

(8) Of this amount, $11,500 represents the Company's accrual for additional severance pay which would be payable to Dr. Degani if terminated by the Company, $1,775 represents the Company's accrual for vacation redeemable by Dr. Degani, $1,123 represents the Company's accrual for severance pay which would be payable to Dr. Degani under the laws of the State of Israel upon the termination of his employment by the Company, and $21,048 represents the Company's payments and accruals to pension and education funds. Additionally, $6,550 represents the value charged for tax purposes for the use of a car provided by the Company.

(9) Includes 122,500 stock options received by Dr. Degani in 1997 whose exercise price was adjusted in 1998.

     The table below sets forth information with respect to stock options granted to the Named Executive Officers for the fiscal year 1998.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                   INDIVIDUAL GRANTS                   POTENTIAL REALIZABLE VALUE OF ASSUMED ANNUAL
                                                                       RATES OF STOCK PRICE APPRECIATION FOR OPTION TERM
                ----------------------------------------------------------------------------------------------------------
                                         % OF TOTAL
                     NUMBER OF            OPTIONS
                    SECURITIES           GRANTED TO
                    UNDERLYING           EMPLOYEES      EXERCISE OR
                      OPTIONS            IN FISCAL      BASE PRICE       EXPIRATION
NAME                  GRANTED              YEAR            ($/SH)          DATE            5% ($)          10% ($)
                ----------------------------------------------------------------------------------------------------------
Yehuda Harats        66,500/(1)/           3.75%          $2.50          22-Apr-05         $ 67,743        $157,893
                     26,977/(2)/           1.52%          $2.50          22-Apr-05         $ 27,481        $ 64,053
                    160,000/(3)/           9.01%          $3.38          28-Oct-08         $339,956        $861,719
                      6,010/(4)/           0.34%          $2.50          29-Dec-08         $  9,459        $ 23,977
                    108,690/(5)/           6.12%          $2.50          29-Dec-08         $171,064        $433,612

Robert Ehrlich       66,500/(1)/           3.75%          $2.50          22-Apr-05         $ 67,743        $157,893
                     26,977/(2)/           1.52%          $2.50          22-Apr-05         $ 27,481        $ 64,053
                     89,400/(6)/           5.04%          $2.69          29-Dec-03         $ 45,025        $119,780
                     75,000/(3)/           4.22%          $3.38          28-Oct-08         $159,354        $403,931
                      6,010/(4)/           0.34%          $2.50          29-Dec-08         $  9,459        $ 23,977
                    108,690/(5)/           6.12%          $2.50          29-Dec-08         $171,064        $433,612

Joshua Degani        10,000/(7)/           0.56%          $3.25          27-Jan-08         $ 20,453        $ 51,841
                      6,826/(8)/           0.38%          $2.50          22-Apr-05         $  6,954        $ 16,207
                      4,170/(9)/           0.23%          $2.50          22-Apr-05         $  4,248        $  9,901
                      5,575/(10)/          0.31%          $2.50          29-Dec-08         $  8,774        $ 22,241
                     36,000/(11)/          2.03%          $2.50          29-Dec-08         $ 56,659        $143,620

(1) In lieu of a cash bonus for fiscal year 1997, the Compensation Committee granted to each of Messrs. Ehrlich and Harats performance options at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. The options granted become exercisable as follows:
     1/3 of such options become exercisable when the closing sale price of the Company's Common Stock has been at least $3.25 per share for a period of 20 consecutive trading days on NASDAQ; 1/3 of such options become exercisable when the closing sale price of the Company's Common Stock has been at least $4.25 per share for a period of 20 consecutive trading days on NASDAQ, and the final 1/3 of such options become exercisable when the closing sale price of the Company's Common Stock has been at least $5.50 per share for a period of 20 consecutive trading days on NASDAQ; provided, that such options shall, in all events, become exercisable seven years from the date of grant. During 1998 the first two milestones were reached and the options are now 2/3 vested.

(2) Messrs Ehrlich and Harats agreed, that for 1998, they would waive 25% of their base salary or $38,820 for the calendar year. In lieu of the amount waived, Messrs. Ehrlich and Harats were each granted options at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. The options were fully vested by the end of 1998.

(3) Messrs Ehrlich and Harats were each granted fully vested options, at an exercise price equal to the fair market value of the Company's common stock on the date of grant. The options were granted to partially replace shares that were sold by Messrs. Ehrlich and Harats back to the Company in 1998.

(4) Messrs Ehrlich and Harats were each granted fully vested options, at an exercise price equal to the fair market value of the Company's common stock on the date of grant in lieu of additionally waived salary during 1999 totaling $2,404.

(5) Messrs Ehrlich and Harats agreed, that for 1999, they would each waive approximately 27% of their base salary, for a total of $43,476 for the calendar year. The number of options granted are based on a variety of factors considered by the Board of Directors of the Company. In lieu of the amount waived, Messrs. Ehrlich and Harats were each granted options at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. The options vest 1/12th per month over the calendar year. Messrs. Ehrlich and Harats each have the right to cancel the arrangement upon two weeks notification to the Company prior to the beginning of each calendar quarter. Any unvested options would immediately be forfeited. Furthermore, while their base salary was decreased, their social benefits and 1999 bonuses, will still be calculated on the full base salary that they are entitled to by contract.

(6) Grant of fully vested options. These options were granted in acknowledgment that the grantee had failed to exercise $0.82 options that had expired.

(7) The options granted become exercisable as follows: 4,000 options on January 27, 2000, and 3,000 options each on January 27, 2001 & 2002.

(8) In lieu of cash for part of his bonus for fiscal year 1997, Dr. Degani was granted fully vested options at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant.

(9) Dr. Degani agreed, that for 1998, he would waive $500 per month of his base salary, or $6,000 for the calendar year. In lieu of amount waived, Dr. Degani was granted options at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant.

(10) Dr. Degani was granted fully vested options, at an exercise price equal to the fair market value of the Company's common stock on the date of grant in lieu of additionally waived salary during 1998 totaling $2,230.

(11) Dr. Degani agreed that for 1999, he would waive $1,200 per month of his base salary, or $14,400 for the calendar year. In lieu of the amount waived, Dr. Degani was granted options at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. The options vest 1/12th per month over the calendar year. Dr. Degani may cancel the arrangement upon two weeks notification to the Company prior to the beginning of each quarter. Any unvested options would immediately be forfeited. Furthermore, while his base salary was decreased, the social benefits and 1999 bonuses, will still be calculated on his full base salary.

The table below sets forth information for the Named Executive Officers with respect to fiscal 1998 year-end option values.

                    NUMBER OF SECURITIES UNDERLYING
                    UNEXERCISED OPTIONS AT FISCAL YEAR   VALUE OF UNEXERCISED IN-THE-MONEY
                                    END                     OPTIONS FISCAL-YEAR-END (1)
                    -------------------------------------------------------------------------
                    EXERCISABLE         UNEXERCISABLE
NAME                (NUMBER)              (NUMBER)       EXERCISABLE ($)  UNEXERCISABLE ($)
                    -------------------------------------------------------------------------
Yehuda Harats        331,720             280,857           24,918           32,714
Robert S. Ehrlich    237,320             280,857           19,330           32,714
Joshua Degani         68,838             116,233           17,209           26,558

----------------------

(1) In-the-money options are options for which the fair market value of the underlying securities exceeds the exercise or base price of the option.


REPORT ON REPRICING OF OPTIONS/SAR'S

         The table below sets forth information for all Executive Officers with respect to repricing of Options for the past 10 years.

                        TEN-YEAR OPTION SAR REPRICINGS

                                         NUMBER OF         MARKET                                       LENGTH OF
                                        SECURITIES        PRICE OF        EXERCISE                       ORIGINAL
                                        UNDERLYING        STOCK AT        PRICE AT                     OPTION TERM
                                         OPTIONS/         TIME OF         TIME OF                      REMAINING AT
                                           SARS         REPRICING OR    REPRICING OR        NEW          DATE OF
                                        REPRICED OR      AMENDMENT        REPRICED       EXERCISE      REPRICING OR
NAME                       DATE           AMENDED           ($)             ($)          PRICE ($)      AMENDMENT
---------------------------------------------------------------------------------------------------------------------
STEWART EDELMAN          27-Jan-98         1,667            3.25           5.875           3.25          0.53(1)
Treasurer and            27-Jan-98         1,000            3.25           5.750           3.25          1.90(1)
Controller               27-Jan-98         5,000            3.25           7.125           3.25          2.34(1)
                         27-Jan-98         5,000            3.25           5.875           3.25          8.79

JOSHUA DEGANI            22-Apr-98       122,500            2.50           5.500           2.50          9.05
Executive Vice
President, Chief
Operating Officer
----------------------

(1) On June 8, 1998 the expiration dates of these options were extended by five years from their original expiration dates.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

         Each of Messrs. Ehrlich, and Harats are parties to similar employment agreements with the Company (the "Employment Agreements") which can be extended automatically for additional terms of two years each unless terminated sooner by either the executive or the Company. Each of the Employment Agreements end December 15, 2000. The Employment Agreements provide for a base salary of $11,736 per month for each of Messrs. Ehrlich, and Harats (the "Base Salary"). On January 1, of each year, Base Salary is adjusted in an amount equal to the greater of 3% or in an amount equal to the excess, if any, of any increase in the Israeli Consumer Price Index over any devaluation in the currency of Israel compared to the US Dollar; in each case during the immediately preceding year. Accordingly, Base Salary for each of Messrs. Ehrlich and Harats is, as of January 1, 1999, $13,330 per month. The Employment Agreements provide for bonuses to be paid to each of Messrs. Ehrlich and Harats in an amount of (a) not less than 50% of Base Salary or (b) 2% of Net Earnings (defined as net income before taxes and extraordinary and other nonrecurring items) (the "Bonus"), subject to certain conditions, as well as other benefits such as vacation, sick leave, provision of automobiles and insurance contributions. The determination of the amount of Bonus to be paid pursuant to the Employment Agreements is based on attainment of the Company's budgeted results, including Net Earnings. Additionally, the Compensation Committee sets qualitative goals annually as a basis for paying the bonus to each of Messrs. Ehrlich and Harats. During 1998, no cash bonuses were paid to Messrs Ehrlich and Harats. However the Company accrued $50,000 for each of them, as per their contracts. In lieu of a cash bonus, the Compensation Committee is considering a grant of options to each of Messrs. Ehrlich and Harats, the number and terms of which have yet to be determined. The Employment Agreements also contain confidentiality and non-competition covenants. Pursuant to the Employment Agreements, each of Messrs. Ehrlich, and Harats was granted demand and "piggyback" registration rights covering shares of the Company's Common Stock held by them. The Employment Agreements may be terminated by the Company in the event of death, disability or for "Cause" (defined as conviction of certain crimes, willful failure to carry out directives of the Company's Board of Directors or gross negligence or willful misconduct). Messrs. Ehrlich and Harats each have the right to terminate their employment for "Good Reason," which is defined to include adverse changes in employment status or compensation, insolvency of the Company, material breaches and certain other events. Upon termination of employment, the Employment Agreements provide for payment of all accrued and unpaid compensation as well as bonuses due for the year in which employment is terminated. The Employment Agreements also provide for a termination payment equal to thirty-six times monthly Base Salary at the highest rate in effect within the 90 day period prior to the termination of employment. Furthermore, certain benefits will continue and all outstanding options will be fully vested. In addition, Messrs. Harats and Ehrlich are entitled to an amount equal to the greater of (x) the average of all bonuses paid to the executive during the three most recent full calendar years immediately preceding the Termination Date or (y) all bonuses paid to the executive during the most recent full calendar year immediately preceding the Termination Date. Finally, Mr. Harats has the right to terminate his employment even without a "Good Reason", prior to the end of the agreement, and will still be entitled to all the termination benefits indicated above. On December 29, 1998, Messrs Ehrlich and Harats agreed, that for 1999, they would waive approximately 27% of their base salary or $43,476 for the calendar year. The Compensation Committee, in December 1998, approved a grant of 108,690 options to each of Messrs. Ehrlich and Harats, in lieu of the amount waived at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. The options vest 1/12th per month over the calendar year. Messrs. Ehrlich and Harats each have the right to cancel the arrangement upon two weeks notification to the Company prior to the beginning of each calendar quarter. Any unvested options would immediately be forfeited. Furthermore, while their base salary has been decreased, their social benefits and 1999 bonuses, will still be calculated on the full base salary that they are entitled to by contract.

         Dr. Degani entered into an employment agreement with the Company upon joining the Company in June 1997 (the "Degani Employment Agreement"). The Degani Employment Agreement has no fixed termination date, and, subject to advance notice by either party of two months, may be terminated at will. The Degani Employment Agreement provides for a base salary of $9,000. This was adjusted to $9,500, effective January 1998. The Degani Employment Agreement provides for an annual bonus of not less than 1.5 months base salary, in accordance with Dr. Degani's success in the position, as well as other benefits such as vacation, sick leave, provision of an automobile and insurance contributions. Furthermore, Dr. Degani is entitled to a termination payment (in addition to severance pay by law), in an amount between 2-5 months base salary, depending on who gives notice, and how long Dr. Degani has been employed with the Company. The Degani Employment Agreement also contains confidentiality and non-competition covenants. During 1998, no cash bonus was paid to Dr. Degani. However the Company accrued $14,250 for him, as per his contract. In lieu of a cash bonus, the Compensation Committee is considering a grant of options to Dr. Degani, the number and terms of which have yet to be determined. On December 29, 1998, Dr. Degani agreed, that for 1999, he would waive $1,200 per month of his base salary, or $14,400 for the calendar year. The Compensation Committee, in December 1998, approved a grant of 36,000 options to Dr. Degani, in lieu of the amount waived at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. The options vest 1/12th per month over the calendar year. Dr. Degani has the right to cancel the arrangement upon two weeks notification to the Company prior to the beginning of each calendar quarter. Any unvested options would immediately be forfeited. Furthermore, while his base salary has been decreased, his social benefits and 1999 bonuses, will still be calculated on the full base salary that he is entitled to by contract.

         On March 12, 1998, the Company and Mr. Menachem Korall (a former named executive officer of the Company) entered into an agreement (the "Termination Agreement") to terminate Mr. Korall's Employment Agreement, and all of each of the Company's and Mr. Korall's right and obligations thereunder effective as of January 31, 1998. Pursuant to the Termination Agreement, the Company paid

Mr. Korall all salary, other benefits and legally mandated severance pay due to him through that date. In addition, the Company agreed to pay to Mr. Korall additional severance pay in the amount of $120,000, payable in 24 equal monthly installments of $5,000 each, and to extend the date by which options held by Mr. Korall to purchase 90,000 Shares of the Company may be exercised to February 28, 2000. The Termination Agreement also contains mutual general releases between the Company and Mr. Korall. Simultaneously, the Company entered into a consulting agreement (the "Consulting Agreement") with Shampi Ltd., a consulting company with which Mr. Korall is affiliated. Pursuant to the terms of the Consulting Agreement, Mr. Korall will prepare several reports for the Company dealing with the Company's existing vehicle battery product and with a proposal for a new battery project. The Consulting Agreement terminates on April 10, 2000 unless renewed by mutual agreement of the parties. In consideration of these consulting services, the Company will make 24 equal monthly payments of $6,000 each to Shampi Ltd., in addition to two lump sum payments of $31,500 each at the beginning and end of the contract period. Furthermore, the Company agreed to provide to it a motor vehicle during such period for the use of Mr. Korall. Pursuant to the Consulting Agreement, Shampi Ltd and Mr. Korall have agreed to a five-year confidentiality provision and an agreement not to compete with the Company nor to solicit customers, suppliers or employees of the Company during the term of the Consulting Agreement and for a period of twelve months thereafter.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors for the 1998 fiscal year consisted of Dr. Jay Eastman, Jack Rosenfeld, and Lawrence Miller. None of the members have served as officers of the Company.

         Robert S. Ehrlich, Chairman and Chief Financial Officer of the Company, serves as Chairman and a director of PSCX, for which Dr. Eastman serves as director and Mr. Rosenfeld serves as director and member of the Compensation Committee.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the security ownership of those persons owning of record or known to the Company to be beneficial owners of more than five percent of the Company's Common Stock as of February 9, 1999, each of the Company's Named Executive Officers and directors, and the shares of Common Stock held by all directors and executive officers of the Company as a group.

                                                       SHARES BENEFICIALLY           PERCENTAGE OF TOTAL SHARES
                                                          OWNED(1)(2)                       OUTSTANDING
                                                 ---------------------------------------------------------------
FIVE PERCENT HOLDERS
--------------------

Newton Becker                                     1,746,904/(3)/                               12.2%
2743 Aqua Verde Circle
Los Angeles, California

NAMED EXECUTIVE OFFICERS AND DIRECTORS
--------------------------------------

Leon Gross                                        3,627,671/(4)(11)/                            25.3%
Robert Ehrlich                                    1,248,618/(5)(8)(11)/                          8.4%
Yehuda Harats                                     1,661,924/(6)(8)(11)/                         11.3%
Joshua Degani                                        80,842/(7)/                                   *
Dr. Jay Eastman                                      20,000/(9)/                                   *
Jack E. Rosenthal                                    22,000/(9)/                                   *
Harvey M. Krueger                                    23,000/(9)/                                   *
Lawrence Miller                                      23,581/(10)/                                  *

All Directors and Executive Officers of the       6,739,375/(4)(5)(6)(7)(8)(9)(10)(11)/        43.52%
Company as a group (9 persons)

*     Less than one percent.
(1) Unless otherwise indicated in these footnotes, each of the persons or entities named in the table has sole voting and sole investment power with respect to all shares shown as beneficially owned by that person, subject to applicable community property laws.

(2) For purposes of determining beneficial ownership of the Company's Common Stock, owners of options exercisable within sixty days are considered to be the beneficial owners of the shares of Common Stock for which such securities are exercisable. The percentage ownership of the outstanding Common Stock reported herein is baseon the assumption (expressly required by the applicable rules of the Securities and Exchange Commission) that only the person whose ownership is being reported has converted his options into shares of Common Stock.

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

(4) Based upon a Form 4 dated January 21, 1999. Includes 11,667 shares of Common Stock issuable upon exercise of options exercisable within 60 days, and 265,000 shares held by Leon Gross and Lawrence Miller as Co-Trustees of the Rose Gross Charitable Foundation.

(5) Includes 540,117 shares of Common Stock issuable upon exercise of options exercisable, or potentially exercisable, within 60 days.

(6) Includes 445,717 shares of Common Stock issuable upon exercise of options exercisable, or potentially exercisable, within 60 days.

(7) Includes 80,842 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(8) Messrs. Ehrlich and Harats are parties to a Stockholders Voting Agreement pursuant to which each of the parties agrees to vote the shares of the Company's Common Stock held by that person in favor of the election of Messrs. Ehrlich and Harats (or their designees) as directors of the Company.

(9) Includes 20,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(10) Includes 11,667 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(11) Messrs. Gross, Ehrlich and Harats are parties to a Voting Rights Agreement pursuant to which each of the parties agrees to vote the shares of the Company's Common Stock held by that person in favor of the election of Messrs. Ehrlich, Harats and Miller for five years following October 1996.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In January 1993, each of Messrs. Ehrlich, Harats and Korall exercised options to purchase 423,116, 719,304 and 343,785 shares of the Company's Common Stock, respectively, at an exercise price of $0.35 per share. In payment for the option exercise, each of Messrs. Ehrlich, Harats and Korall issued non-recourse promissory notes (the "Promissory Notes") secured by the shares of Common Stock purchased, bearing interest at one point over the applicable United States federal funds rate. In December 1994, the Promissory Notes were amended to change the interest rate to the higher of a United States dollar rate of 7% or the percentage increase in the Israeli CPI between the date of the Promissory Notes and the date interest is calculated, based on the original principal amount of the loan expressed in NIS. Interest is payable at maturity. The Promissory Notes matured on January 3, 1998.The promissory notes of Messrs. Ehrlich and Harats were renewed as recourse notes for a period of 10 years through December 31, 2007. Mr. Korall's note was not renewed. As part of his termination agreement, Mr. Korall agreed to sell shares sufficient to pay the remaining balance of the loan. The loan balance has since been fully paid. In June 1998, the terms of the recourse notes were amended such that the Company would have recourse only to certain compensation due Messrs. Ehrlich and Harats upon termination, other than for cause, in which case Messrs. Ehrlich and Harats would continue to be personally liable on the notes. The Company's reserve fortermination benefits to each of Messrs. Ehrlich and Harats is greater than the outstanding amount due the Company under the Promissory Notes. Additionally, the Company agreed to repurchase shares of the Company's Common Stock, at any time, at current market prices, from either Messrs. Ehrlich or Harats as payment in full for the Promissory Notes; and if the shares were sold to the Company, that Messrs. Ehrlich and Harats would be granted new options at current market prices to purchase the same amount of shares of the Company's Common Stock that were sold. As of December 31, 1998, the aggregate amount outstanding pursuant to the Promissory Notes for each of Messrs. Ehrlich, and Harats was $220,463, and $378,422, respectively (including an aggregate of $200,685 in accrued interest receivable), which are also the largest aggregate amounts outstanding since the issuance of the Promissory Notes.

         In August 1996, each of Messrs. Ehrlich, Harats exercised options to purchase 80,000, and 170,000 shares of the Company's Common Stock, respectively, at an exercise price of $5.75 per share. In payment for the option exercise, each of Messrs. Ehrlich, and Harats issued new non-recourse promissory notes (the "New Promissory Notes") secured by the shares of Common Stock purchased, bearing interest at the rate of 6.2% per annum. The income taxes due on the option exercise were also added to the loan balance. Interest accrued at the higher of the abovementioned rate or the percentage increase in the Israeli CPI between the date of the New Promissory Notes and the date interest was calculated, based on the original principal amount of the loan expressed in NIS. Israel Value Added Tax ("VAT") was also being added to the interest. Both Interest and the related VAT were payable at maturity. During July 1998, the Company repurchased the underlying shares from each of Messrs Ehrlich and Harats for the aggregate amount outstanding under the New Promissory Notes, which at the time of the repurchase was $566,287 and $1,203,484 respectively (including an aggregate of $256,696 in accrued interest and VAT receivable).

         In September 1996, Mr. Edelman exercised options to purchase 5,333 shares of the Company's Common Stock, at an average exercise price of $5.83 per share. In payment for the option exercise, Mr. Edelman issued a non-recourse promissory note (the "Promissory Note") secured by the shares of Common Stock purchased, bearing interest at the rate of 6.2% per annum. The income taxes due on the option exercise were also added to the loan balance. Interest accrued at the higher of the abovementioned rate or the percentage increase in the Israeli CPI between the date of the Promissory Note and the date interest was calculated, based on the original principal amount of the loan expressed in NIS. VAT was added to the interest and was paid currently. Interest was payable at maturity. During July 1998, the Company repurchased the underlying shares from Mr. Edelman for the aggregate amount outstanding under the New Promissory Notes, which at the time of the repurchase was $36,708 (including an aggregate of $3,888 in accrued interest receivable).

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

         Pursuant to a Voting Rights Agreement dated September 30, 1996 and as amended December 10, 1997, (the "Voting Rights Agreement"), between the Company, Mr. Gross and certain management shareholders, Robert S. Ehrlich (the Company's Chairman of the Board and Chief Financial Officer) and Yehuda Harats (the Company's President and Chief Executive Officer (the "Management Stockholders")), Lawrence M. Miller, Mr. Gross's advisor, will be entitled to be nominated to serve on the Company's Board of Directors, so long as Mr. Gross, his heirs or assigns retains at least 1,375,000 shares of Common Stock. As a result, the Company's Board of Directors was increased to a total of six members. In addition, under the Voting Rights Agreement, Mr. Gross and Messrs. Ehrlich and Harats agreed to vote and take all necessary action so that Messrs. Ehrlich, Harats, and Miller shall serve as members of the Board of Directors until the earlier of December 10, 2002 or the 5TH Annual Meeting after December 10, 1997. In addition, so long as Mr. Miller serves as a director, Mr. Gross, who shall succeed Mr. Miller should he cease to serve on the Board (unless Mr. Gross is then serving on the Board, in which case Mr. Gross may designate a Director), shall be entitled to attend and receive notice of Board meetings.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.  1.    Financial Statements - See Index to Financial Statements attached hereto, page 23.

    2. Financial Statements Schedules - See Index to Financial Statements attached hereto, page 23.

    3.    Exhibits - The following is a list of exhibits:

Exhibit   Description
          -----------
Number
------
2 Merger Agreement dated as of March 2, 1994 between the Company and Advanced Materials Technology, Inc.(1)

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

10.3      Letter Agreement dated May 20, 1993 between EFBV and ESAT.(1)

10.4 Notice of Edison's assumption of ESAT's obligations under the Sublicense Agreement with EFBV.(1)

10.5 Agreement dated December 16, 1992 between EFL and Technischer Uberwachungsverein Bayern Sachsen e.V. ("TUV").(1)

10.6      Agreement dated July 29, 1992 between EFL and TUV.(1)

10.7 Letter of Intent between the Company and Deutsche Post AG dated November 18, 1993.(1)
10.8 Amended and Restated 1993 Stock Option and Restricted Stock Purchase Plan dated November 11, 1996.(8)+

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

10.23     Lease between EFL and Stadtwerke dated July 17, 1995.(5)*

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

10.31 Amended and Restated Employment Agreement, dated as of October 1, 1996 between the Company, EFL and Yehuda Harats+ (7)

10.32 Amended and Restated Employment Agreement dated as of October 1, 1996 between the Company, EFL and Robert S. Ehrlich+ (7)

10.33 Lease Agreement between Mori Investments Ltd. and EFL dated March 18, 1996. (7)

10.34 Agreement dated February 20, 1997 between STN ATLAS Elektronik GmbH and EFL.(7)

10.35     Agreement dated February 2, 1998 between Deutsche Post AG and EFL.(8)

10.36 Employment Agreement dated May 13, 1997 between the Company, EFL, and Joshua Degani.+ (8)

10.37 Termination Agreement dated March 12, 1998 between the Company, EFL and Menachem Korall.+ (8)

10.38 Consulting Agreement dated March 12, 1998 between the Company, EFL, and Shampi Ltd. (8)

10.39 Amendment No. 1 to the Voting Rights Agreement between the Company, Gross, Robert Ehrlich, and Yehuda Harats dated December 10, 1997. (8)

10.40 Amendment No. 2 to the Registration Rights Agreement between the Company, Gross, Robert Ehrlich and Yehuda Harats dated December 10, 1997. (8)

10.41     1998 Non-Executive Stock Option and Restricted Stock Purchase Plan
          (9).

10.42     Form of Distribution agreement

21        Subsidiaries.(4)

23.1 Consent of Kesselman & Kesselman (a member of PriceWaterhouseCoopers International Limited), independent certified public accountants in Israel.

27        Financial Data Schedule.

27.1      Amended Financial Data Schedule Nine Months Ended September 30, 1997.
          (8)

27.2      Amended Financial Data Schedule Six Months Ended June 30, 1997. (8)

27.3      Amended Financial Data Schedule Three Months Ended March 31, 1997. (8)

27.4      Amended Financial Data Schedule Year Ended December 31, 1996. (8)

27.5      Amended Financial Data Schedule Nine Months Ended September 30, 1996.
          (8)

27.6      Amended Financial Data Schedule Six Months Ended June 30, 1996 (8)

27.7      Amended Financial Data Schedule Three Months Ended March 31, 1996. (8)

99.       Important factors regarding forward-looking statements

(b)       Reports on Form 8-K


     The Company did not file any Current Reports on Form 8K during the last quarter of fiscal year 1998.

----------------

*    English translation or summary from original

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

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(6) Incorporated by reference to the Company's Report on Form 8-K dated October 4, 1996.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

(8) Incorporated by reference to Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended.

(9) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333 - 74197), which became effective on March 10, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 1999.

                                      ELECTRIC FUEL CORPORATION


                                      By     /s/ Robert S. Ehrlich
                                        ----------------------------------------
                                          Name:  Robert S. Ehrlich
                                          Title: Vice President, Chairman, Chief
                                                 Financial Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 23,1999.


                Signature                               Title
                ---------                               -----
           /s/ Yehuda Harats               Chief Executive Officer, President and Director
-------------------------------------
              Yehuda Harats                (Principal Executive Officer)


           /s/ Robert S. Ehrlich           Chief Financial Officer, Vice President and Director
-------------------------------------
              Robert S. Ehrlich            (Principal Financial Officer)


           /s/ Evan Fishman                Controller
-------------------------------------
              Evan Fishman                 (Principal Accounting Officer)


           /s/ Jay M. Eastman              Director
-------------------------------------
              Jay M. Eastman


           /s/ Leon S. Gross               Director
-------------------------------------
              Leon S. Gross


           /s/ Harvey M. Krueger           Director
-------------------------------------
              Harvey M. Krueger


           /s/ Lawrence M. Miller          Director
-------------------------------------
              Lawrence M. Miller


           /s/ Jack E. Rosenfeld           Director
-------------------------------------
              Jack E. Rosenfeld

                           ELECTRIC FUEL CORPORATION
                    1998 CONSOLIDATED FINANCIAL STATEMENTS

                           ELECTRIC FUEL CORPORATION
                    1998 CONSOLIDATED FINANCIAL STATEMENTS



                               TABLE OF CONTENTS


                                                            PAGE
REPORT OF INDEPENDENT AUDITORS                                2

CONSOLIDATED FINANCIAL STATEMENTS:
     Balance sheets                                          3-4
     Statements of loss                                       5
     Statements of changes in stockholders' equity           6-7
     Statements of cash flows                                8-9
     Notes to financial statements                          10-33


                           ________________________

               _________________________________________________

                           ________________________

                        REPORT OF INDEPENDENT AUDITORS

To the Stockholders of

ELECTRIC FUEL CORPORATION


We have audited the consolidated balance sheets of Electric Fuel Corporation (hereafter - the "Company") and its subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 1998 and 1997 and the results of their operations, changes in stockholders' equity and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles in the United States.



Jerusalem, Israel                                   Kesselman & Kesselman
February 26, 1999                          Certified Public Accountants (Israel)

                           ELECTRIC FUEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31
                                                             -----------------------
                                                                 1998        1997
                                                             -----------  ----------
                                                                   U.S. DOLLARS
                                                             -----------------------
                    A  S  S  E  T  S
CURRENT ASSETS (note 7):
   Cash and cash equivalents                                   5,242,555  11,771,816
   Marketable debt securities (note 8a)                        3,700,575   3,101,846
   Accounts receivable:
     Trade                                                       613,467     801,927
     Other (note 8b)                                           1,299,056   1,711,037
   Inventories                                                   374,543     538,682
                                                              ----------  ----------
        Total  current assets                                 11,230,196  17,925,308
                                                              ----------  ----------
MARKETABLE DEBT SECURITIES (note 8a)                                       1,843,326
                                                                          ----------
FIXED ASSETS (note 2):
   Cost                                                        6,342,171   7,058,716
   Less - accumulated depreciation and amortization            2,907,312   2,304,327
                                                              ----------  ----------
                                                               3,434,859   4,754,389
                                                              ----------  ----------
OTHER ASSETS, net of
   accumulated amortization                                                   49,182
                                                              ----------  ----------
                                                              14,665,055  24,572,205
                                                              ==========  ==========

                                                                                     DECEMBER 31
                                                                             ----------------------------
                                                                                  1998          1997
                                                                             ----------------------------
                                                                                     U.S. DOLLARS
              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES (note 7):
   Accounts payable and accruals:
     Trade                                                                      1,099,352     1,169,371
     Other (note 8c)                                                            1,003,522     1,786,163
   Deferred income                                                                136,549     1,014,948
                                                                              -----------   -----------
         Total current liabilities                                              2,239,423     3,970,482
LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT,
   net of amount funded (note 3)                                                1,844,120     1,842,749
COMMITMENTS (note 4)
                                                                              -----------    ----------
         Total current liabilities                                              4,083,543     5,813,231
                                                                              -----------    ----------
STOCKHOLDERS' EQUITY (note 5):
   Common stock - $ 0.01 par value;
     authorized - 28,000,000 shares as of December 31, 1998
     and 1997;
     issued - 14,303,387 shares as of December 31, 1998
     and 14,218,161 shares as of December 31, 1997
     outstanding - 14,048,054 shares as of December 31, 1998
     and 14,218,161 shares as of December 31, 1997                                143,034       142,182
   Preferred stock -$ 0.01 par value; authorized - 1,000,000 shares, no shares outstanding
   Additional paid-in capital                                                  57,398,814    57,077,708
   Accumulated deficit                                                        (44,553,027)  (36,020,457)
   Accumulated other comprehensive income (loss)                                   (1,943)          436
   Treasury stock, at cost (common stock - 255,333 shares)                     (1,806,481)
   Notes receivable from stockholders                                            (598,885)   (2,440,895)
                                                                              -----------   -----------
        Total stockholders' equity                                             10,581,512    18,758,974
                                                                              -----------   -----------
                                                                               14,665,055    24,572,205
                                                                              ===========   ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                           ELECTRIC FUEL CORPORATION
                        CONSOLIDATED STATEMENTS OF LOSS

                                                               1998               1997              1996
                                                           ---------------------------------------------------
                                                                             U.S. dollars
                                                           ---------------------------------------------------
REVENUES (note 10)                                          4,013,263          4,526,216         5,405,303
                                                           ----------         ----------        ----------

RESEARCH AND DEVELOPMENT EXPENSES
  AND COST OF REVENUES
  Expenses incurred (note 9a)                              10,055,571         12,227,559        13,067,747
  Less - royalty-bearing grants (note 4a)                     489,546          2,381,777         1,505,720
                                                           ----------         ----------        ----------
                                                            9,566,025          9,845,782        11,562,027
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES (note 9b)                                        3,675,024          4,440,194         4,693,008
                                                           ----------         ----------        ----------
                                                           13,241,049         14,285,976        16,255,035
                                                           ----------         ----------        ----------

OPERATING LOSS                                             (9,227,786)        (9,759,760)      (10,849,732)
FINANCIAL INCOME - net (note 9c)                              652,042            775,111           793,853
                                                           ----------         ----------        ----------
LOSS BEFORE TAXES ON INCOME                                (8,575,744)        (8,984,649)      (10,055,879)
TAXES ON INCOME (note 6)                                      (43,174)           144,850           (38,261)
                                                          -----------         ----------        ----------
LOSS                                                       (8,532,570)        (9,129,499)      (10,017,618)
                                                          ===========         ==========        ==========
LOSS PER SHARE - basic  and diluted (note 1p)                   (0.61)             (0.73)            (0.91)
                                                          ===========         ==========        ==========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING (note 1p)                                    14,013,305         12,502,330        10,961,765
                                                          ===========         ==========        ==========

   The accompanying notes are an integral part of the financial statements.

                                                                 (Continued) - 1

                           ELECTRIC FUEL CORPORATION
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                                      Accumulated
                                                                                                                         other
                                                            Common stock               Additional                     comprehensive
                                                       -------------------------        paid-in         Accumulated      income
                                                         Shares         Amount          capital           deficit        (loss)
                                                       -----------    -----------    --------------   --------------  ------------
                                                                                   U.S.   dollars
                                                                      ------------------------------------------------------------
BALANCE AT JANUARY 1, 1996                                11,328,110     113,282       24,168,108      (16,873,340)      29,048

CHANGES DURING 1996 (note 5):
  Shares issued in a public offering                       3,750,000      37,500  /(1)/21,562,647
  Shares issued in a private placement                     1,538,462      15,384   /(2)/9,920,407
  Shares issued in connection with the exercise
    of options                                               293,099       2,931        1,516,933
  Compensation cost in connection with exercise
    of options                                                                            159,834
  Treasury stock retired                                  (2,652,163)    (26,522)        (166,652)
  Purchase of treasury stock (72,300 shares) and
    options issued as compensation for services
    rendered by consultant                                                                 68,000
  Options issued as compensation for services
    rendered by consultant                                                                  9,959
  Loans granted to stockholders
  Accrued interest on notes receivable from
    stockholders                                                                          102,215
  Realization of gain on available-for-sale
    securities                                                                                                          (25,891)
  Loss                                                                                                 (10,017,618)
                                                          ----------     -------       ----------      -----------   ----------
BALANCE AT DECEMBER 31, 1996                              14,257,508     142,575       57,341,451      (26,890,958)       3,157

CHANGES DURING 1997 (note 5):
  Shares issued in connection with the exercise of
    options                                                   32,953         330           36,552
  Treasury stock retired                                     (72,300)       (723)        (455,671)
  Options issued as compensation for services rendered
    by consultant                                                                           9,000
  Loans granted to stockholders
  Payment of interest and principal on note receivable
    from stockholders
  Accrued interest on notes receivable from stockholders                                  146,376
  Realization of gain on available-for-sale securities                                                                   (2,721)
  Loss                                                                                                  (9,129,499)
                                                          ----------     -------       ----------      -----------   ----------
BALANCE AT DECEMBER 31, 1997 - forward                    14,218,161     142,182       57,077,708      (36,020,457)        436


                                                                                             Notes
                                                                                          receivable
                                                                            Treasury         from
                                                                             stock       stockholders        Total
                                                                          ------------------------------------------
BALANCE AT JANUARY 1, 1996                                                  (193,174)     (1,422,942)     5,820,982

CHANGES DURING 1996 (note 5):
  Shares issued in a public offering                                                                     21,600,147
  Shares issued in a private placement                                                                    9,935,791
  Shares issued in connection with the exercise
    of options                                                                            (1,465,978)        53,886
  Compensation cost in connection with exercise
    of options                                                                                              159,834
  Treasury stock retired                                                     193,174
  Purchase of treasury stock (72,300 shares) and
    options issued as compensation for services
    rendered by consultant                                                  (456,394)        815,046        426,652
  Options issued as compensation for services
    rendered by consultant                                                                                    9,959
  Loans granted to stockholders                                                              (94,131)       (94,131)
  Accrued interest on notes receivable from
    stockholders                                                                            (102,215)
  Realization of gain on available-for-sale
    securities                                                                                              (25,891)
  Loss                                                                                                  (10,017,618)
                                                                           ---------      ----------     ----------
                                                                            (456,394)     (2,270,220)    27,869,611

BALANCE AT DECEMBER 31, 1996

CHANGES DURING 1997 (note 5):
  Shares issued in connection with the exercise of options                   456,394                         36,882
  Treasury stock retired
  Options issued as compensation for services rendered
  by consultant                                                                                               9,000
  Loans granted to stockholders                                                              (38,395)       (38,395)
  Payment of interest and principal on note receivable
     from stockholders                                                                        14,096         14,096
  Accrued interest on notes receivable from stockholders                                    (146,376)
  Realization of gain on available-for-sale securities                                                       (2,721)
  Loss                                                                                                   (9,129,499)
                                                                            ---------      ---------     ----------
                                                                                 -,-      (2,440,895)    18,758,974
BALANCE AT DECEMBER 31, 1997 - forward

                                                                 (CONCLUDED) - 2

                           ELECTRIC FUEL CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                  ACCUMULATED
                                                                                                    OTHER
                                                                 ADDITIONAL                       COMPREHENSIVE
                                         COMMON STOCK             PAID-IN        ACCUMULATED        INCOME           TREASURY
                                       SHARES       AMOUNT         CAPITAL         DEFICIT           (LOSS)            STOCK
                                       ------       ------       ----------      -----------      -------------      --------
                                                                          U.S DOLLAR
                                                    -------------------------------------------------------------------------
BALANCE AT DECEMBER 31,
 1997 - forward                       14,218,161    142,182      57,077,708      (36,020,457)            436
CHANGES DURING 1998 (note 5):

  Shares issued in connection
   with the exercise of options           81,226        812          90,094
  Purchase of treasury stock
   (255,333 shares) for notes
    receivable from stockholders
    and compensation costs in
    connection therewith                                            110,302                                          (1,806,481)

  Options issued as compensation
   for services rendered by
   employees                                                        110,000
  Shares issued as compensation
   for services rendered by
   directors                               4,000         40          10,710
  Loans granted to stockholders
  Payment of interest and
   principal on note receivable
   from stockholders
  Accrued interest on notes
    receivable from stockholders
  Unrealized loss on available
   for-sale securities                                                                                (2,379)
  Loss                                                                            (8,532,570)
                                      ----------    -------      ----------       -----------          -----          ----------
BALANCE AT DECEMBER 31, 1998          14,303,387    143,034      57,398,814      (44,553,027)         (1,943)        (1,806,481)
                                      ==========    =======      ==========       ==========           =====          =========
                                                                  NOTES
                                                                RECEIVABLE
                                                                    FROM
                                                               STOCKHOLDERS           TOTAL
                                                               ------------           -----

                                                               -----------------------------
BALANCE AT DECEMBER 31,
 1997 - forward                                                 (2,440,895)        18,758,974
CHANGES DURING 1998 (note 5):

  Shares issued in connection                                                          90,906
   with the exercise of options
  Purchase of treasury stock
   (255,333 shares) for notes
    receivable from stockholders
    and compensation costs in
    connection therewith                                         1,806,481            110,302

  Options issued as compensation
   for services rendered by
   employees                                                                          110,000
  Shares issued as compensation
   for services rendered by
   directors                                                                           10,750
  Loans granted to stockholders                                    (19,158)           (19,158)
  Payment of interest and
   principal on note receivable
   from stockholders                                               147,299            147,299
  Accrued interest on notes
    receivable from stockholders                                   (92,612)           (92,612)
  Unrealized loss on available-                                                        (2,379)
   for-sale securities
  Loss                                                                             (8,532,570)
                                                                  --------         ----------
BALANCE AT DECEMBER 31, 1998                                      (598,885)        10,581,512
                                                                  ========         ==========

/(1)/ Net of $ 2,774,853 - offering expenses.

/(2)/ Net of $ 64,211 - issuing expenses.



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                                 (CONTINUED) - 1
                           ELECTRIC FUEL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    1998         1997          1996
                                                                 ---------    ----------    ----------
                                                                              U.S. DOLLARS
                                                                 -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Loss                                                    (8,532,570)  (9,129,499)  (10,017,618)
         Adjustments required to reconcile loss to net cash
          used in operating activities:
          Writedown of investment in an investee company             35,849
          Depreciation and amortization                             903,945      866,327       951,955
          Amortization of net premium (discount) on
               marketable debt securities                            21,897      (44,591)
          Capital loss from disposal of fixed assets                  5,321        6,405         7,145
          Capital loss from disposal of marketable debt
               securities, net                                          150                     30,991
          Liability for employee rights upon retirement - net         1,371      701,719       585,122
          Waiver of loan to stockholder                                                        358,652
          Compensation cost in connection with exercise
               of options                                                                      159,834
          Write-down of fixed assets                              1,251,604
          Issue of shares as compensation for services
               rendered by directors                                 10,750
          Issue of stock options as compensation for services
               rendered by employees                                110,000
          Compensation in connection with purchase of
               treasury stock for notes receivable from
               stockholders                                         110,302
          Issue of stock options as compensation for
               services rendered by consultants                                    9,000        77,959
          Interest accrued on notes and loan to stockholders        (92,612)
          Changes in operating asset and liability items:
               Decrease (increase) in accounts receivable           222,540     (233,457)      118,619
               Decrease (increase) in inventories                   164,139      376,350      (379,824)
               Increase (decrease) in accounts payable and
                    accruals                                       (852,660)     570,656    (4,516,367)
               Increase (decrease) in deferred income              (878,399)      88,349    (3,296,467)
                                                                 ----------   ----------   -----------
         Net cash used in operating activities                   (7,518,373)  (6,788,741)  (15,919,999)
                                                                 ----------   ----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of fixed assets                                  (985,507)    (507,882)   (2,225,459)
         Investment grant relating to fixed assets                  377,901                    355,137
         Loans granted to stockholders                              (19,158)     (38,395)      (94,131)
         Proceeds from disposal of fixed assets                     157,500                     19,731
         Sale or redemption of (purchase of) marketable
          debt securities - net                                   1,220,171    6,393,080    (7,137,746)
                                                                 ----------    ---------   -----------
         Net cash provided by (used in) investing activities        750,907    5,846,803    (9,082,468)
                                                                 ----------    ---------   -----------
Forward                                                          (6,767,466)    (941,938)  (25,002,467)

                                                                 (CONCLUDED) - 2
                           ELECTRIC FUEL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    1998            1997             1996
                                                                    ----            ----             ----
                                                                                U.S. DOLLARS
                                                                 --------------------------------------------
Forward                                                          (6,767,466)       (941,938)     (25,002,467)
                                                                 ----------      ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issue of share capital (including additional paid
     in capital), net of offering expenses                                                        32,246,490
  Proceeds from exercise of options                                  90,906          36,882           53,886
  Payment on note receivable from stockholders                      147,299          14,096
                                                                 -----------     -----------      ----------
  Net cash provided by financing activities                         238,205          50,978       32,300,376
                                                                 -----------     -----------      ----------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                    (6,529,261)       (890,960)       7,297,909
BALANCE OF CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                              11,771,816      12,662,776        5,364,867
                                                                 ----------      -----------      ----------
BALANCE OF CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                                     5,242,555      11,771,816       12,662,776
                                                                 ==========      ==========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - CASH PAID DURING THE YEAR FOR:
  Interest                                                            1,045          30,001           28,247
                                                                 ==========      ==========       ==========
  Income taxes                                                       88,340          49,563           92,483
                                                                 ==========      ==========       ==========


  SUPPLEMENTARY INFORMATION ON ACTIVITIES NOT INVOLVING CASH FLOWS:

     1. As to the writedown, in 1997, of equipment in the amount of $ 2.2 million, see note 1l.

     2. As to transaction, in 1996, whereby the Company purchased shares of its common stock from a stockholder, see note 5a(4).

     3. As to 1998 purchase of treasury stock for notes receivable from stockholders, see note 5a(6).

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                           ELECTRIC FUEL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies, applied on a consistent basis, are as follows (see also e. below):

     a.   GENERAL:

          1)   Nature of operations

               Electric Fuel Corporation ("EFC") - a Delaware corporation - together with its subsidiaries, is referred to as the Company. Substantially all operating assets of the Company are situated at, and operations of the Company are primarily carried out by, Electric Fuel (E.F.L.) Ltd. ("EFL") - an Israeli wholly-owned subsidiary. The Company also maintains a small battery research and development facility in the United States.

               The Company is involved in the research, development and commercial exploitation of zinc-air electrochemical technology for primary and reusable battery systems. The Company operates in three business segments: consumer batteries, electric vehicles and defense and safety products. As more fully reflected in note 10, the Company's defense and safety products have achieved commercial sales. Other segments, however, have yet to reach the stage of commercial sales; revenues are derived primarily from the sale of pre-production prototype systems and technology contracts.

               Until commencement of commercial product sales, the Company plans to meet its funding requirements through fees from potential users of its technology, continued sales of prototype systems, grants from various U.S. and Israeli governmental and quasi-governmental agencies and its available capital. For the Company to meet its projected level of activity however, the Company will require additional funding via the issuance of equity or debt securities or via the formation of joint venture or other strategic relationships. Should the Company be unsuccessful in obtaining additional funding, management of the Company intends to modify, reduce, defer or eliminate certain of its anticipated programs in order to continue reduced operations.

               The other active subsidiaries are:

               Electric Fuel B.V. - a Netherlands company, wholly-owned by EFL.

               Electric Fuel GmbH - a German company, wholly owned by EFL.

          2)   Accounting principles

               The financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

                           ELECTRIC FUEL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          3)   Use of estimates in the preparation of financial statements

               The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported years. Actual results could differ from those estimates.

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

     d.   MARKETABLE DEBT SECURITIES

          These securities are classified as available-for-sale. Accordingly, these securities are stated at market value and the changes in their market value are carried directly to a separate component of Stockholders' Equity, under other comprehensive income (loss). Realized gains and losses are carried to the statements of loss.

     e.   INVENTORIES

          Composed mainly of raw materials and supplies valued at the lower of cost or market. Cost is determined as per 1998 on the moving average basis (previously -first-in, first-out). The effect of this change is immaterial.

                           ELECTRIC FUEL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     f.   FIXED ASSETS

          These assets are stated at cost, net of related investment grant.

          The assets are depreciated by the straight-line method, on the basis of their estimated useful life.

          Annual rates of depreciation are as follows:

                                                           %
                                                           -
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

     g.   OTHER ASSETS

          Other assets represent know-how purchased in 1994 and fully amortized through 1998 and an investment in an Israeli company (3.9% owned) that was written-off in 1998.

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

          Revenue and costs in connection with the Company's contractual program commitments are recognized on the "percentage of completion" method. The percentage of completion is determined according to the ratio of amounts already expended to estimated total cost as projected at balance sheets dates. Full provision is made for losses arising from these commitments upon their anticipation.

                           ELECTRIC FUEL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

     i.   RESEARCH AND DEVELOPMENT

          Research and development expenses are included under "Research and development expenses and cost of revenues". Because of the nature of the Company's operations, management is of the opinion that it is not meaningful to segregate these costs. Research and development expenses, are charged to operations as incurred. Participation by governmental or quasi-governmental agencies is recognized as a reduction of expense as the related costs are incurred (see also note
          4a).

     j.   DEFERRED INCOME TAXES

          The Company uses the liability method of accounting for income taxes, as set forth in Statement No. 109 of the U.S. Financial Accounting Standards Board ("FASB"), "Accounting for Income Taxes". Under this method, deferred income taxes are provided on the basis of the differences between the financial reporting and income tax bases of assets and liabilities at the statutory rates enacted for future periods.

     k.   CASH EQUIVALENTS

          The Company considers all highly liquid debt instruments, purchased with a maturity of three months or less, to be cash equivalents.

     l.   IMPAIRMENT IN VALUE OF FIXED ASSETS

          In accordance with Statement No. 121 of the FASB, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on the Company's estimate of future undiscounted cash flows, the Company expects to recover the carrying amounts of its remaining fixed assets.

          During 1997, the Company recorded a writedown of equipment relating to the Field Test in Germany in the amount of $ 2.2 million. This writedown was charged against the provision for anticipated program losses established in prior years (see note 10e(1)).

          During 1998, the Company completed its Field Test in Germany and recorded a writedown relating to these assets in the approximate amount of $ 830,000.

          During 1998, the Company recorded a writedown of certain production equipment in Israel in the approximate amount of $ 420,000.

                           ELECTRIC FUEL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

     m.   CONCENTRATION OF CREDIT RISKS

          Most of the Company's cash and cash equivalents and marketable debt securities at December 31, 1998 and 1997 are deposited with Israeli and U.S. banks and U.S. brokers. Accordingly, the Company considers the inherent credit risks to be remote.

          The Company's revenues are earned primarily from large institutional customers. In general, the exposure to concentration of credit risks relating to trade receivables is limited, due to the nature of the Company's customers.

     n.   COSTS INCURRED RELATING TO THE YEAR 2000 ISSUE

          The Company charges the costs incidental to adaptation of its software, in accordance with its operating plan, to income as incurred.

     o.   ADVERTISING COSTS

          Advertising costs are charged to income as incurred.

     p.   LOSS PER SHARE:

          1) Loss per share is computed based on the weighted average number of shares outstanding (net of treasury stock) during each year.

          2) Since the basic earnings per share ("EPS") represents loss per share, the effect of including the incremental shares from assumed exercise of options in EPS computation is anti-dilutive, and accordingly the basic and diluted EPS are the same amount.

          3) The shares purchased with non-recourse notes receivable from stockholders are assumed - for per share computation - to be stock options.

     q.   COMPREHENSIVE INCOME

          In 1998, the Company adopted FAS No. 130, "Reporting Comprehensive Income" which was issued in June by the FASB.

          FAS 130 requires the reporting and display of comprehensive income and its components, in a full set of general purpose financial statements. In addition to net income (loss), comprehensive income includes all non-owner changes in equity ("other comprehensive income (loss)") which, as applicable to the Company, include unrealized gain on marketable securities available for sale.

                           ELECTRIC FUEL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

     r.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

          In June 1998, the FASB issued FAS No. 133, "Accounting For Derivative Instruments and Hedging Activities". FAS 133 established a new model for accounting for derivatives and hedging activities. FAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. FAS 133 is effective for calendar-year companies as from January 1, 2000.

          The Company is currently evaluating the impact FAS 133 will have on its financial statements; however, since the use of derivatives by the Company is limited (see also note 8d), it expects that the adoption of FAS 133 will have no material impact on its consolidated results of operations, financial position or cash flows.


NOTE 2 - FIXED ASSETS:

     a.   COMPOSITION OF ASSETS, GROUPED BY MAJOR CLASSIFICATIONS, IS AS
          FOLLOWS:

                                                                       ACCUMULATED
                                                                       DEPRECIATION
                                                    COST*            AND AMORTIZATION
                                            --------------------  ----------------------
                                                 DECEMBER 31           DECEMBER 31
                                            --------------------  ----------------------
                                               1998       1997       1998        1997
                                            ----------  --------  ----------  ----------
                                                            U.S. DOLLARS
                                            --------------------------------------------
          Machinery and equipment            4,408,687  5,030,996  1,868,107  1,494,097
          Computers and related equipment      513,142    463,710    269,381    181,582
          Office furniture and equipment       300,570    334,821     70,273     80,836
          Vehicles                             659,768    634,430    273,619    239,213
          Leasehold improvements               460,004    594,759    425,932    308,599
                                             ---------  ---------  ---------  ---------
                                             6,342,171  7,058,716  2,907,312  2,304,327
                                             =========  =========  =========  =========

          * Net of related investment grant in the amount of $ 989,036 and $919,601 as of December 31, 1998 and 1997, respectively (see also note 6b).

     b. Depreciation and amortization of fixed assets totalled $ 893,940, $856,327 and $ 941,955 in 1998, 1997 and 1996, respectively.

     c.   As to liens on fixed assets, see note 6b(1)(c).

                           ELECTRIC FUEL CORPORATION

NOTE 3 - EMPLOYEE RIGHTS UPON RETIREMENT:

     a. Israeli law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. EFL's severance pay liability to its Israeli employees, based upon the number of years of service and the latest monthly salary (see also note 4c), is partly covered by purchase of insurance policies and by deposits with severance pay and pension funds.

          The amounts funded by EFL for the purchase of insurance policies for its employees are reflected as plan assets since substantially all employees are entitled to irrevocably receive such funds by the terms of employment contract or Company policy and these insurance policies cannot ordinarily be withdrawn by EFL.

          The amounts accrued and the portion funded for Israeli employees of EFL are composed as follows:

                                                         DECEMBER 31
                                                   ------------------------
                                                      1998         1997
                                                   -----------  -----------
                                                         U.S. DOLLARS
                                                   ------------------------
               Accrued severance pay               2,578,585     2,726,520
               L e s s - plan assets (primarily
                 insurance policies)                 734,465       883,771
                                                   ---------     ---------
               Unfunded balance*                   1,844,120     1,842,749
                                                   =========     =========


            * Reflects primarily obligations of the Company in connection with employment agreements with certain senior employees (see note 4c).

          The amounts of accrued severance pay as above cover the Company's severance pay liability in accordance with labor agreements in force and based on salary components which, in management's opinion, create entitlement to severance pay.

     b. The Change in accrued severance pay for 1998 is comprised of increase in liability of approximately $156,000 less benefits paid of approximately $304,000 (1997-increase in liability of approximately $993,000 less benefits paid of approximately $70,000).

          The change in plan assets for 1998 is comprised of contributions of approximately $217,000, benefits paid of approximately $187,000 and loss on plan assets of approximately $180,000 (1997 is comprised of contributions of approximately $216,000, benefits paid of approximately $63,000 and return on plan assets of approximately $69,000).

          Expenses included in employee rights upon retirement for the year 1996 amounted to approximately $1,140,000. Detailed information is not readily available for this year.

                           ELECTRIC FUEL CORPORATION

NOTE 4 - COMMITMENTS:
----

     a.   ROYALTY COMMITMENTS:

           1) Since its inception, EFL has received royalty-bearing research and development ("R&D") grants from the Chief Scientist's Office ("Chief Scientist") of the Israeli Ministry of Industry and Trade. Pursuant to the terms of these grants, EFL is obligated to pay royalties to the Chief Scientist on proceeds from the sale of products in the R&D of which the Chief Scientist participated.

              Royalties in connection with the grants received are payable at a rate of 3%-5% of net sales (up to 100% of grants received). In the case of approved transfer of technology out of Israel, the rate of payment may be accelerated and total payments may reach 300% of the amount granted.

           2) The Company in cooperation with a U.S. participant has received approval from the Israel U.S. Binational Industrial Research and Development Foundation (BIRD) for 50% funding of a project for the development of a hybrid propulsion system for transit buses. The maximum approved cost of the project is approximately $1.8 million and the Company's share in the Project costs is anticipated to amount to approximately $1.1 million, which will be reimbursed by BIRD at the aforementioned 50% rate.

              Royalties at rates from 2.5%-5% of sales are payable up to a maximum of 150% of the grant amounts - linked to the U.S. consumer price index. Accelerated royalties are due under certain circumstances.

           3) At the time the grants were received, successful development of the related products was not assured. In the case of failure of a project that was partly financed by the aforementioned royalty bearing participations, the Company is not obligated to pay any such royalties.

              As of December 31, 1998, total commitments to pay royalties are as follows: Chief Scientist (at 100%) - approximately $7.5 million. BIRD (at 150%) -approximately $ 64,000.

     b.   LEASE COMMITMENTS

          The Company has entered into various non-cancelable operating lease agreements for the premises it occupies. The leases will expire in 2000.

          The rental payments under the above leases, at rates in effect at December 31, 1998, are as follows:

                               U.S. DOLLARS
                                    IN
                                 THOUSANDS
                               ------------
Year ending December 31:
     1999                           124
                                  =======
     2000                            31
                                  =======

          The rental payments are primarily payable in Israeli currency linked to the Israeli Consumer Price Index ("Israeli CPI").
          Rental expenses totaled approximately $ 470,000, $ 525,000 and $360,000 in 1998, 1997 and 1996, respectively.

                           ELECTRIC FUEL CORPORATION

NOTE 4 - COMMITMENTS (continued):

     c.   EMPLOYMENT CONTRACTS

          Two senior employees (related parties) have employment agreements with the Company expiring in 2000. Base salary presently payable by the Company under these agreements amounts to $ 320,000 annually, with further amounts payable as bonuses of not less than 50% of base salary or in the aggregate 5% of net income as defined, subject to certain conditions, including attainment of the Company's budgeted goals. Base salaries are to be adjusted for the increase in the Israeli inflation rate over the devaluation of the shekel, but not less than 3% per annum.

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

     d.   OTHER - see note 10e(5).

NOTE 5 - STOCKHOLDERS' EQUITY:

     a.   CAPITAL TRANSACTIONS:

           1) The Company's common stock are traded in the United States on the NASDAQ under the Symbol "EFCX". On December 31, 1998, the closing price of one share was $ 2.75.

           2) In 1996, the Company completed a public offering of 3,750,000 shares of its common stock of par value of $ 0.01 per share, at an offering price of $ 6.50 per share.

           3) In 1996, the Company issued 1,538,462 shares of its common stock of $ 0.01 par value in a private placement at an offering price of $ 6.50 per share.

           4) During 1996, the Company purchased 72,300 shares of its common stock from a consultant, in consideration of partial waiver of a loan of $ 720,000 granted to the consultant, sale to the consultant of the Company's 80% interest in Erbato GmbH in consideration of DM 1 and granting of options to purchase 20,000 shares of the Company's stock at $ 6.25 per share.

              As a result of the aforementioned transactions, the Company recorded additional treasury stock in the amount of $ 456,394 - determined based on the market price of the Company's share on the transaction date, and the balance - approximately $ 460,000 - was charged to selling, general and administrative expenses in the Company's 1996 financial statements.

                           ELECTRIC FUEL CORPORATION

NOTE 5 - STOCKHOLDERS' EQUITY (CONTINUED):

           5) Non-recourse notes receivable from employee-stockholders arising from the purchase of 1,500,000 of the Company's shares matured in 1998. The notes were renewed as recourse notes, due on December 31, 2007 bearing interest of 5.5% or linked to the Israeli CPI whichever is higher. In June 1998, the terms of the recourse notes were amended such that the Company would have resource only to certain termination compensation due to the employee-stockholders (which exceeds the amounts outstanding under the notes), or if terminated for cause the employee-stockholders would continue to be personally liable.

              Additionally, the Company agreed to purchase Company stock from the employee-stockholders, at prevailing market prices, up to the full amount outstanding under the notes. The Company further agreed to grant new options at exercise prices equal to prevailing market prices, in the amount of shares sold by the employee-stockholder.

           6) In 1996, 255,333 stock options were exercised and the purchase price of the stock was financed by the Company's acceptance of interest-bearing non-recourse notes receivable. In addition, the income and other taxes due were added to the note balance. As a result of this transaction, compensation expense in the approximate amount of $ 160,000 was recorded in 1996.

              In 1998, the Company purchased the aforementioned 255,333 shares for the aggregate amount outstanding under the aforementioned non-recourse notes. As a result of this transaction, compensation expense in the approximate amount of $ 110,000 was recorded in 1998.

           7) Under the common stock option plans (see b. below) 81,226, 32,953, and 293,099 options were exercised to purchase the Company's shares in 1998, 1997 and 1996, respectively.

           8) In 1998, 4,000 shares of the Company's common stock were issued to directors. Accordingly, the Company recorded compensation expense of $10,710.

     b.    COMMON STOCK OPTION PLANS:

           1) The Company has adopted the following stock option plans whereunder options may be granted for purchase of the Company's common stock:

              (a) 1991 Employee Plan - 2,115,600 shares reserved for issuance.

              (b) 1993 Employee Plan - as amended - 2,700,000 shares reserved for issuance.

              (c) 1998 Employee Plan - 1,500,000 shares reserved for issuance.

                  Under the terms of the employee plans, the Board of Directors or the designated committee will grant options and will determine the vesting period and the exercise terms.

                           ELECTRIC FUEL CORPORATION

NOTE 5 - STOCKHOLDERS' EQUITY (continued):

              (d) 1995 Non-Employee Director Plan - 500,000 shares reserved for issuance. Non-employee directors will receive an initial grant of options to purchase 15,000 shares of the Company's common stock and thereafter will receive options to purchase 5,000 shares of common stock per year of service to the Board. All such options will be granted at fair market value.

           2) As of December 31, 1998, the total number of options authorized under the plans is 6,815,600, and 1,792,730 options are available for future grant. Under these plans, options usually expire no later than 10 years from the date of grant. Each option can be exercised to purchase one share having the same rights as the other common stock shares.

              The options usually vest over a three year period (33.3% per annum). As to options having accelerated vesting rights - see (3) hereafter.

           3) A summary of the status of the Company's plans and other stock options granted as of December 31, 1998, 1997 and 1996, and changes during the years ended on those dates, is presented below:

                                         1998                      1997                      1996
                                -----------------------   -----------------------   -----------------------
                                             WEIGHTED                 WEIGHTED                    WEIGHTED
                                             AVERAGE                  AVERAGE                     AVERAGE
                                             EXERCISE                 EXERCISE                    EXERCISE
                                  NUMBER      PRICE         NUMBER     PRICE          NUMBER       PRICE
                                ----------  -----------   ----------  -----------   ----------  -----------
                                                  $                        $                           $
OPTIONS OUTSTANDING AT
    BEGINNING OF YEAR           1,616,363        5.38     1,472,381        5.24       1,173,033       4.71
CHANGES DURING THE YEAR:
    Granted /(2)(4)(5)/         1,775,421        2.79       187,085        5.79         617,286       6.30
    Exercised                     (81,226)       1.12       (32,953)       1.12   /(3)/(293,099)      5.19
    Repriced:
     Old exercise price          (536,450)       6.16
     New exercise price           536,450        3.08
    Forfeited or canceled        (346,303)       2.7        (10,150)       6.64         (24,839)      7.05
                                ---------                 ---------                  ----------
OPTIONS OUTSTANDING AT
    END OF YEAR                 2,964,255        3.7      1,616,363        5.38       1,472,381       5.24
                                =========                 =========                  ==========
OPTIONS EXERCISABLE AT
    YEAR-END                    1,638,834        3.67       784,800        4.35         657,181       3.66
                                =========                 =========                  ==========
WEIGHTED AVERAGE FAIR VALUE
        OF OPTIONS GRANTED
        DURING THE YEAR/(1)/         1.64                      2.71                        3.33
                                 ========                  ========                   =========

  /(1)/ The fair value of each option grant is estimated on the date of grant using the Black & Scholes option-pricing model with the following weighted average assumptions:

                            1998       1997       1996
                          ---------  ---------  ---------
Dividend yield                   0%         0%         0%
Expected volatility            103%        80%        55%
Risk-free interest        4.5%-5.6%       6.1%    6%-6.7%
Expected life of up to    10 years   10 years   10 years

                           ELECTRIC FUEL CORPORATION

NOTE 5 - STOCKHOLDERS' EQUITY (continued):

  /(2)/ Includes options issued to consultants as compensation for services rendered: 1997 - 3,273 options; 1996 - 22,286 options. The compensation cost that has been charged against income is $ 9,000 and $ 77,959, respectively.

  /(3)/ See a(6) above.

  /(4)/ Includes 803,325 options granted to related parties in 1998, partially in lieu of salaries or bonuses and 300,000 options which were granted in 1996 whose exercise date may be accelerated based on the share price of the Company's common stock.

        Of the aforementioned options, 495,612 options are fully vested as at December 31, 1998 .

  /(5)/ In 1998, 206,267 out-of-the-money options were extended approximately 5 years.

          4) The following table summarizes information about options outstanding at December 31, 1998:

                 OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
-----------------------------------------------------  -------------------------
                                WEIGHTED
                 NUMBER         AVERAGE     WEIGHTED       NUMBER       WEIGHTED
 RANGE OF     OUTSTANDING AT   REMAINING    AVERAGE     EXERCISABLE AT  AVERAGE
 EXERCISE     DECEMBER 31,    CONTRACTUAL   EXERCISE    DECEMBER 31,    EXERCISE
 PRICES           1998           LIFE        PRICE          1998         PRICE
-----------  ---------------  ------------  ---------  ---------------  --------
     $                           YEARS          $                           $
                              ------------
    0-2                2,645      2.63        0.35             2,645      0.35
    2-4            2,232,838      8.12        2.84         1,246,029      2.91
    4-6              314,106      4.84        5.74           292,439      5.75
    6-8              404,666      6.69        6.76            94,388      7.12
   8-10               10,000      8.75        9.06             3,333      9.06
                 -----------                             -----------
                   2,964,255      7.57        3.70         1,638,834      3.67
                 ===========                             ===========

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

              The FASB issued FAS No. 123, "Accounting for Stock-Based Compensation". FAS 123 established a fair value based method of accounting for an employee stock option or similar equity instrument, and encourages adoption of such method for stock compensation plans. However, it also allows companies to continue to account for those plans using the accounting treatment prescribed by APB 25.

                           ELECTRIC FUEL CORPORATION

NOTE 5 - STOCKHOLDERS' EQUITY (continued):

              The Company has elected to continue accounting for stock-based compensation according to APB 25 and has accordingly complied with the disclosure requirements set forth in FAS 123 for companies electing to apply APB 25.

              Accordingly, the difference, if any, between the quoted market price of the shares on the date of the award of the options and the exercise price of such options is charged to income over the vesting periods. The amount of the difference is correspondingly credited to additional paid-in capital.

              The compensation cost that has been charged in the consolidated statements of loss in respect of options to employees in 1998, 1997 and 1996 was $222,300, $-0- and $159,834 respectively.

              Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards granted in 1996 and thereafter during 1997and 1998 under the plans consistent with the method of Statement 123, the Company's loss and loss per share would have been increased to the pro-forma amounts indicated below:

                                   1998                     1997                     1996
                         ------------------------ ------------------------ ------------------------
                          AS REPORTED  PRO-FORMA   AS REPORTED  PRO-FORMA   AS REPORTED  PRO-FORMA
                         ------------------------ ------------------------ ------------------------
                               U.S. DOLLARS             U.S. DOLLARS             U.S. DOLLARS
                         ------------------------ ------------------------ ------------------------
Loss                      8,532,570   11,633,365    9,129,499   9,753,337    10,017,618  11,997,287
                          =========   ==========    =========   =========    ==========  ==========
Loss per share - basic
and diluted                    0.61         0.83         0.73        0.78          0.91        1.09
                          =========   ==========    =========   =========    ==========  ==========


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

          As at December 31, 1998, EFC has operating loss carryforwards for U.S. federal income tax purposes of approximately $ 231,000, which are available to offset future taxable income, if any, expiring primarily in 2009.

                           ELECTRIC FUEL CORPORATION

NOTE 6 - TAXES ON INCOME (continued):

     b.   ISRAELI SUBSIDIARY (EFL):

           1) TAX BENEFITS UNDER THE LAW FOR THE ENCOURAGEMENT OF CAPITAL INVESTMENTS, 1959 (HEREAFTER - THE "LAW")

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

             The main tax benefits available to EFL are:

              (a) Reduced tax rates

                  During the period of benefits - for 7 or 10 years - commencing in the first year in which EFL earns taxable income from the approved enterprise (provided the maximum period to which it is restricted by law has not elapsed), a reduced corporate tax rate of 10%-25% (depending on percentage of foreign ownership; based on present ownership percentages - 15%) will apply, instead of the regular tax rates (see (4) hereafter).

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

                  As security for compliance with the terms attaching to the investment grants, EFL has registered floating charges on all its assets in favor of the State of Israel.

                           ELECTRIC FUEL CORPORATION

NOTE 6 - TAXES ON INCOME (continued):

          2) MEASUREMENT OF RESULTS FOR TAX PURPOSES UNDER THE INCOME TAX (INFLATIONARY ADJUSTMENTS) LAW, 1985 (HEREAFTER - THE "INFLATIONARY ADJUSTMENTS LAW")

              Under this law, results for tax purposes are measured in real terms, having regard to the changes in the Israeli CPI. As explained in note 1b, the financial statements are presented in dollars. The difference between the change in the Israeli CPI and in the Israeli currency/dollar exchange rate - both on annual and cumulative bases - causes a difference between loss for tax purposes and the loss reflected in the financial statements.

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

          4)  TAX RATES APPLICABLE TO INCOME FROM OTHER SOURCES

              Income not eligible for approved enterprise benefits mentioned in
              (1) above is taxed at the regular rate of 36%.

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

          6)  TAX LOSS CARRYFORWARDS

              As at December 31, 1997, EFL has operating loss carryforwards for Israeli tax purposes of approximately $ 43 million, which are available, indefinitely, to offset future taxable income.

     c.   EUROPEAN SUBSIDIARIES

          Income of the European subsidiaries, which arises as a result of intercompany transactions, is taxed based upon tax laws in their countries of residence.

                           ELECTRIC FUEL CORPORATION

NOTE 6 - TAXES ON INCOME (continued):

     d.   DEFERRED INCOME TAXES

                                                        DECEMBER 31
                                                 -----------------------
                                                    1998         1997
                                                 -----------   ---------
                                                       U.S. DOLLAR
                                                 -----------------------
           DOMESTIC INCOME TAXES:
               Deferred tax asset                    67,000       80,000
               L e s s - valuation allowance        (67,000)     (80,000)
                                                 -----------  -----------
                                                      -,-          -,-
                                                 ===========  ===========
           FOREIGN INCOME TAXES:
               Deferred tax asset*                6,500,000    6,000,000
               L e s s - valuation allowance     (6,500,000)  (6,000,000)
                                                 -----------  -----------
                                                     -,-          -,-
                                                 ===========  ===========

           * Mainly in respect of loss carryforwards, deductible expenditures reported as a reduction of the proceeds from issuing capital stock, accrued employee rights upon retirement and depreciation on fixed assets.

     e.   TAXES ON INCOME INCLUDED IN THE STATEMENTS OF LOSS

          These represent current income taxes, as follows:

                                1998     1997     1996
                              -------- -------- --------
                                     U.S. DOLLARS
                              --------------------------
       U.S.                    22,993    39,000   30,000
       Israeli (in respect
          of prior years)                        (68,261)
       European               (66,167)  105,850
                             ---------  -------  --------
                              (43,174)  144,850  (38,261)
                             =========  =======  ========

     f.   TAX ASSESSMENTS:

          1) EFL received final assessments through the year ended December 31, 1996.

          2) EFC and its other subsidiaries have not been assessed for tax purposes since incorporation.

                           ELECTRIC FUEL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 7 - MONETARY BALANCES IN NON-DOLLAR CURRENCIES:

                                                   DECEMBER 31, 1998
                                         -------------------------------------
                                                                    ISRAELI
                                                                    CURRENCY-
                                          ISRAELI       OTHER      LINKED TO
                                         CURRENCY-   NON-DOLLAR   THE ISRAELI
                                          UNLINKED   CURRENCIES       CPI
                                         ---------- ------------ -------------
                                                    U.S. DOLLARS
                                         -------------------------------------
     ASSETS:
       Current assets:
          Cash and cash equivalents         218,495      180,052
          Accounts receivable               606,045      187,634        36,739
                                         ---------- ------------ -------------
                                            824,540      367,686        36,739
                                         ========== ============ =============

     LIABILITIES -
       current liabilities - accounts
       payable and accruals               1,128,772      116,888
                                         ========== ============


NOTE 8 - SUPPLEMENTARY BALANCE SHEETS INFORMATION:


          A.   INVESTMENT IN MARKETABLE DEBT SECURITIES

                                                     DECEMBER 31, 1998        DECEMBER 31, 1997
                                                  ---------------------     ----------------------
                                                             FAIR MARKET               FAIR MARKET
                                                   COST         VALUE        COST         MARKET
                                                  -------       -----       -------       ------
                                                                 U.S. DOLLARS
                                                  ------------------------------------------------
                 Obligations of states and
                   political subdivisions          3,702,518   3,700,575    4,944,736     4,945,172
                 Less - portion due in one
                   year or less - presented
                   among current assets            3,702,518   3,700,575    3,103,272     3,101,846
                                                   ---------   ---------    ---------     ---------
                 Balance - due in one to two
                  years                               -,-         -,-       1,841,464     1,843,326
                                                   =========   =========    =========     =========

          Unrealized gain (loss) in respect of these securities - at December 31, 1998 and 1997 -aggregates $ (1,943) and $ 436, respectively.

                           ELECTRIC FUEL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 8 - SUPPLEMENTARY BALANCE SHEET INFORMATION (continued):

          b. ACCOUNTS RECEIVABLE - OTHER

                                                                           DECEMBER 31
                                                                  ---------------------------
                                                                      1998             1997
                                                                  ----------        ---------
                                                                          U.S. DOLLARS
                                                                  ---------------------------
               Israeli government departments and agencies:
                 Research and development grant receivable           356,541           658,055
                 Investment grant receivable                           3,784           400,844
                 VAT and other receivables                            43,107           155,527
                 Other                                                35,187           125,474
                                                                   ---------         ---------
                                                                     438,619         1,339,900
               U.S. Government                                       380,776
               Employees                                              19,937            35,994
               Prepaid expenses                                      141,321            71,500
               Interest receivable                                   141,951            89,451
               Sundry                                                176,452           174,192
                                                                   ---------         ---------
                                                                   1,299,056         1,711,037
                                                                   =========         =========
          c. ACCOUNTS PAYABLE AND ACCRUALS - OTHER

               Employees and employee institutions                   347,950           849,327
               Provision for vacation pay                            214,303           286,508
               Income taxes payable                                    9,393           125,518
               Accrued expenses                                      408,597           505,103
               Sundry                                                 23,279            19,707
                                                                   ---------         ---------
                                                                  *1,003,522        *1,786,163
                                                                   =========         =========
               *  Including related parties                          131,981           105,073
                                                                   =========         =========

          d. FINANCIAL INSTRUMENTS

             1)     Derivative financial instruments

                    The Company had only limited involvement with derivative financial instruments, in 1998 and 1997. At December 31, 1998 the Company had no involvement in derivatives. In 1996, the Company entered into a limited number of forward exchange contracts, in order to hedge foreign currency exposure on firm commitments. Gains and losses from these contracts were deferred and included as part of the measurement of the results from the underlying hedged transactions.

                           ELECTRIC FUEL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 8 - SUPPLEMENTARY BALANCE SHEET INFORMATION (continued):

          2)   Fair value of financial instruments

               The financial instruments of the Company consist of cash and cash equivalents, marketable debt securities, accounts receivable and accounts payable and accruals.

               In view of their nature, the fair value of the financial instruments included in working capital of the Company is usually identical or close to their carrying value.

               The marketable debt securities - not included among working capital - are also presented at their fair market value.


NOTE 9 - SELECTED STATEMENTS OF LOSS DATA:

     a.   RESEARCH AND DEVELOPMENT EXPENSES AND COST OF REVENUES

                                                     1998        1997        1996
                                                  ----------  ----------  ----------
                                                              U.S. DOLLARS
                                                  ----------------------------------
             Materials, subcontracted work and
                consulting                         2,527,183   3,005,443   4,307,617
             Salaries and related expenses         4,366,995   6,365,241   5,706,440
             Other                                 3,161,393   2,856,875   3,053,690
                                                  ----------  ----------  ----------
                                                  10,055,571  12,227,559  13,067,747
                                                  ==========  ==========  ==========

                           ELECTRIC FUEL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 9 - SELECTED STATEMENTS OF LOSS DATA (CONTINUED):

                                                            1998                  1997               1996
                                                       ---------------   --------------------  -----------------
                                                                               U.S. DOLLARS
                                                       ---------------------------------------------------------
          b.   SELLING, GENERAL AND ADMINISTRATIVE
                 EXPENSES
                 Salaries and related expenses                 1,608,743            1,724,498          1,959,664
                 Consulting and professional fees                544,525            1,304,349          1,251,286
                 Royalties (note 4a)                             114,385              106,722             28,800
                 Other                                         1,407,371            1,304,625          1,453,258
                                                               ---------           ----------         ----------
                                                       /(1)(2)/3,675,024    /(1)(2)/4,440,194  /(1)(2)/4,693,008
                                                               =========           ==========         ==========
                 /(1)/  Including advertising and
                 promotion                                       255,520              240,353            216,682
                                                               =========           ==========         ==========
                 /(2)/  Including related parties                 38,404               43,009             11,865
                                                               =========           ==========         ==========

          c.   FINANCIAL INCOME (EXPENSES) - NET

                 Interest, bank charges and fees                 (29,485)             (58,159)          (117,721)
                 Exchange differences, net                       (34,154)            (128,871)          (162,653)
                 Interest income                                 715,681              962,141          1,074,227
                                                               ---------           ----------         ----------
                                                            /(1)/652,042              775,111            793,853
                                                               =========           ==========         ==========
               /(1)/  Including related parties                   92,612
                                                               =========

NOTE 10 - SEGMENT INFORMATION:

          a.   GENERAL INFORMATION

               The company adopted in 1998 FAS 131 (Disclosures about Segments of an Enterprise and Related information) which was issued in June 1997 by the FASB.

               1) Factors management used to identify the enterprise's reportable segments:

                    The company's reportable segments are strategic business units that offer different products. They are managed separately because each business requires different marketing strategies.

               2) Description of the types of products from which each reportable segment derives its revenues:

                    The company is involved in the research, development and commercial exploitation of zinc-air electrochemical technology for primary and reusable battery systems. The Company operates in three business segments: consumer batteries, electric vehicles and defense and safety products.

                           ELECTRIC FUEL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 - SEGMENT INFORMATION (CONTINUED):

          b.   INFORMATION ABOUT REPORTED SEGMENT GAINS AND LOSSES AND ASSETS:

               The accounting policies of the segments are the same as those described in the significant accounting policies. The Company evaluates performance based on gross profit or loss.

                                                                    DEFENSE
                                                      ELECTRIC     AND SAFETY     CONSUMER          ALL
                                                      VEHICLES      PRODUCTS      BATTERIES        OTHER               TOTAL
                                                ---------------- -------------- -------------  ---------------    -------------
                                                                                 U.S. DOLLARS
1998:
-----
     Revenues from external customers                 2,792,000     1,181,000                           40,000       4,013,000
     Depreciation expense                              (526,000)      (37,000)        (7,000)         (324,000)       (894,000)
     Direct expenses                            /(1)/(4,766,000)   (1,188,000)    (3,011,000)  /(2)/(3,338,000)    (12,303,000)
                                                     ----------    ----------     ----------        ----------     -----------
        Segment gross loss                           (2,500,000)      (44,000)    (3,018,000)       (3,622,000)     (9,184,000)
                                                     ==========    ==========     ==========        ==========
        Financial income, net                                                                                          652,000
                                                                                                                   -----------
        Loss                                                                                                        (8,532,000)
                                                                                                                   ===========

(1) Including non-cash expense arising from writedown of fixed assets of $1.25 million.

(2) Including selling, general and administrative expenses and income taxes.

      Segment assets                                  1,153,000       369,000        730,000         1,183,000       3,435,000
                                                     ==========    ==========     ==========        ==========     ===========

      Expenditures for segment assets                    75,000        67,000        694,000           149,000         985,000
                                                     ==========    ==========     ==========        ==========     ===========
1997:
-----
     Revenues from external customers                 3,397,000     1,129,000                                        4,526,000
     Depreciation expense                              (556,000)      (17,000)                        (283,000)       (856,000)
     Direct expenses                                 (8,550,000)     (713,000)      (281,000)    (1)(4,030,000)    (13,574,000)
                                                     ==========    ==========     ==========        ==========     ===========
     Segment gross loss                              (5,709,000)      399,000       (281,000)       (4,313,000)     (9,904,000)
                                                     ==========    ==========     ==========        ==========
     Financial income, net                                                                                             775,000
                                                                                                                   -----------
     Loss                                                                                                           (9,129,000)

(1)  Including selling, general and administrative expenses and income taxes.

      Segment assets                                  3,013,000       339,000         43,000         1,359,000       4,754,000
                                                     ==========    ==========     ==========        ==========     ===========
      Expenditures for segment assets                   395,000        56,000          -,-              57,000         508,000
                                                     ==========    ==========     ==========        ==========     ===========

1996:
-----
The Company's 1996 operations were substantially in the Electric Vehicle segment (84% of total revenues) and it is not practical for the Company to prepare segment information for 1996.

                           ELECTRIC FUEL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 10 - SEGMENT INFORMATION (CONTINUED):

          c.   GEOGRAPHIC INFORMATION

               Information about geographic areas, classified by EFC's country of domicile and by foreign countries - based on the location of the customers, is as follows:

                                                 1998        1997       1996
                                              ----------  ---------- -----------
                                                         U.S. DOLLARS
                                              ----------------------------------
               Revenues from external
                 customers:
                 U.S.A.                        1,374,261    473,250      74,700
                 Germany                       2,138,690  3,558,141   3,928,641
                 Italy                           295,937    494,825     429,414
                 Israel                          204,375                972,548
                                              ----------  ---------   ----------
                                               4,013,263  4,526,216   5,405,303
                                              ----------  ---------   ----------

          As discussed in Note 2, the Company had a pilot plant in Germany. Substantially all other long-lived assets are located in Israel.

          d.   REVENUES FROM MAJOR CUSTOMERS

                                                 1998        1997       1996
                                              ----------  ---------- -----------
               Electric vehicles
               -----------------
                   Customer A                         51%        33%         58%
                   Customer B                          7%        30%          8%
                   Customer C                                    11%
                   Customer D                                                18%
               Defense and safety products
               ---------------------------
                   Customer A                                    14%         13%

                           ELECTRIC FUEL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 10 - SEGMENT INFORMATION  (continued):

          e.   AGREEMENTS RELATING TO THE COMPANY'S TECHNOLOGY:

               1) Field Test with German Postal Authority - Deutsche Post AG ("Deutsche Post").

                    In 1994, EFL signed agreements with Deutsche Post and other partners for the purpose of conducting a Field Test using EFL's technology ("the Field Test"), which reached completion in 1997. In 1997, the Company and the Deutsche Post agreed to an extension program in respect of the Field Test through mid-1998.

                    The anticipated cost of the Company's share in the Field Test was greater than anticipated revenues and accordingly the Company recorded a provision for anticipated losses in prior years. The balance of the provision for anticipated losses amounted to $ 2.2 million as of December 31, 1996. This amount was applied against the writedown of equipment relating to the Field Test (see note 1l) in 1997.

                    In 1996, Deutsche Post requested that the Company refund approximately DM 1.8 million (approximately $ 1.0 million) which was the subject of a dispute between Deutsche Post and the Company. The Company did not believe it is required to refund any of this amount. However, until resolution of this issue, the Company deferred recognizing this amount in revenues.

                    Upon completion of the extension program and the signing of general waivers between the Company and the Deutsche Post, the Company recorded the aforementioned disputed amount in its 1998 revenues.

               2)   Edison

                    Pursuant to agreements between the Company and a major Italian energy company (Edison Termoelettrica subsidiary of Edison S.P.A., hereafter "Edison"), the Company has provided batteries and related equipment and technical assistance in respect of the Company's technology. The Company has also granted Edison a sublicense for its technology in certain areas in Europe until the year 2008 and will be entitled to royalties of 3% to 5% of sales in excess of $ 10 million.

                           ELECTRIC FUEL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 10 - SEGMENT  INFORMATION  (continued):

          3)   Vattenfall AB

               During 1997, EFL signed a rights agreement with Vattenfall AB, (Vattenfall), a Swedish utility company. Vattenfall exercised its right for a license to establish and operate regeneration facilities and sell Electric Fuel in the Nordic region. Although a final agreement has not been signed, the rights agreement covers the main elements of a 25 year license in consideration of royalties and other considerations to the Company.

          4)   Israel Electric Corporation

               During 1996, EFL signed an agreement with the Israel Electric Corporation granting a license for production, distribution and marketing of Electric Fuel in Israel and certain Middle East countries in consideration of royalty payments.

          5)   U.S. Government:

               (a) In 1998, the Company in cooperation with U.S. participants, received approval from the U.S. Government (Department of Transportation -Federal Transit Administration) for 50% funding of a project for the construction and operation of a passenger bus using the Company's technology. The maximum approved cost of the project is approximately $ 4 million. The Company's share in the Project costs is anticipated to amount to approximately $ 3.5 million, which will be reimbursed by the U.S. Government at the aforementioned 50% rate.

               (b) In 1998, the Company was awarded a contract from the U.S. Army's Communications-Electronics Command to develop and deliver prototype battery packs using the Company's zinc-air technology. The total contract is approximately $ 487,000.


                                  __________
                             _____________________
                                  ___________