Form 10-Q
period 1999-03-31
ELECTRIC FUEL CORP
filed 1999-05-14
CIK 916529

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:  March 31, 1999

                         Commission file No.  0-23336

                           ELECTRIC FUEL CORPORATION
             ----------------------------------------------------
             Exact name of registrant as specified in its charter


          Delaware                                         95-4302784
-----------------------------                         --------------------
(State or other jurisdiction                            (I.R.S. Employer
incorporation or organization)                         Identification No.)



            885 Third Avenue, New York, New York 10022 - Suite 2900
            -------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                 (212) 230-2172
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes X                           No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the issuer's common stock as at May 13, 1998 was 14,048,054.

                           ELECTRIC FUEL CORPORATION

                                     INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION:

     Item 1 - INTERIM FINANCIAL STATEMENTS (UNAUDITED):
     -------------------------------------------------

          Consolidated Balance Sheets at March 31, 1999 and
                December 31, 1998                                           3-4
          Consolidated Statements of Operations for the Three Months
                ended March 31, 1999 and 1998                                5
          Consolidated Statements of Changes in Stockholders' Equity
              for the Three Months ended March 31, 1999                      6
          Consolidated Statements of Cash Flows for the Three Months
              ended March 31, 1999 and 1998                                 7-8
          Notes to the Consolidated Financial Statements                    9-10



     Item 2 - Management's Discussion and Analysis of Financial
     ----------------------------------------------------------
              Condition and Results of Operations                          11-13
              -----------------------------------

PART II - OTHER INFORMATION:                                                  14
        Item 6 - Reports on Form 8-K                                          14

                           ELECTRIC FUEL CORPORATION

                         CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------
                                                                              December 31,          March 31,
                                                                                  1998                 1999
                                                                            -----------------   -------------------
                                  ASSETS                                       (Audited)           (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                                                    $ 5,242,555           $ 5,042,823

    Marketable debt securities                                                     3,700,575             1,555,004

    Accounts receivable:
       Trade                                                                         613,467               266,367
       Other                                                                       1,299,056             1,230,813

    Inventories                                                                      374,543               407,165
                                                                            -----------------   -------------------
          Total current assets                                                    11,230,196             8,502,172
                                                                            -----------------   -------------------
FIXED ASSETS:
    Cost                                                                           6,342,171             6,802,833
    Less - accumulated depreciation and amortization                               2,907,312             3,132,230
                                                                            -----------------   -------------------
                                                                                   3,434,859             3,670,603
                                                                            -----------------   -------------------

                                                                            -----------------   -------------------
                                                                                 $14,665,055           $12,172,775
                                                                            =================   ===================

-------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the Financial Statements.

                           ELECTRIC FUEL CORPORATION

                                                                                          December 31,    March 31,
                                                                                              1998           1999
                                                                                          -------------  ------------
                                                                                            (Audited)    (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accruals:
       Trade                                                                              $  1,099,352  $  1,240,789
       Other                                                                                 1,003,522       845,796
Deferred income                                                                                136,549        48,585
                                                                                          ------------  ------------
         Total current liabilities                                                           2,239,423     2,135,170
LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT
    net of amount funded                                                                     1,844,120     1,860,726
                                                                                          ------------  ------------
           Total Liabilities                                                                 4,083,543     3,995,896
                                                                                          ------------  ------------

STOCKHOLDERS' EQUITY:

Common stock - $0.01 par value; authorized - 28,000,000 shares; issued -
14,303,387 shares as of December 31, 1998 and March 31, 1999: outstanding -
14,048,054 shares as of December 31, 1998 and March 31, 1999:                                 143,034       143,034

Preferred stock - $0.01 par value; authorized - 1,000,000 shares, no shares outstanding

Additional paid-in capital                                                                  57,398,814    57,398,814
Accumulated deficit                                                                        (44,553,027)  (46,947,927)
Accumulated other comprehensive income (loss)                                                   (1,943)       (1,943)
Treasury stock, at cost (common stock - 255,333 shares)                                     (1,806,481)   (1,806,481)
Notes receivable from stockholders                                                            (598,885)     (608,618)
                                                                                          ------------  ------------
          Total Stockholders' Equity                                                        10,581,512     8,176,879
                                                                                          ------------  ------------
                                                                                          ------------  ------------
                                                                                          $ 14,665,055  $ 12,172,775
                                                                                          ============  ============
--------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the Financial Statements.

                           ELECTRIC FUEL CORPORATION

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

-----------------------------------------------------------------------------------------
                                                         Three months ended March 31,
                                                     ------------------------------------
                                                           1998               1999
                                                     -----------------   ----------------
REVENUES                                                  $ 1,268,587        $   547,972
                                                     -----------------   ----------------

RESEARCH AND DEVELOPMENT
EXPENSES AND COST OF REVENUES
    Expenses incurred                                       2,638,736          2,224,014
    Less - royalty-bearing grants                                                 87,964
                                                     -----------------   ----------------
                                                            2,638,736          2,136,050


SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                                       814,731            874,328
                                                     -----------------   ----------------
                                                            3,453,467          3,010,378

                                                     -----------------   ----------------

OPERATING LOSS                                             (2,184,880)        (2,462,406)

FINANCIAL INCOME  - NET                                        98,847             75,773
                                                     -----------------   ----------------
LOSS  BEFORE TAXES ON INCOME                               (2,086,033)        (2,386,633)
TAXES ON INCOME                                                18,982              8,267
                                                     -----------------   ----------------
LOSS FOR THE PERIOD                                        (2,105,015)        (2,394,900)
                                                     =================   ================

LOSS PER SHARE                                             * $  (0.15)         $   (0.17)
                                                     =================   ================
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                         13,979,124         14,048,054
                                                     =================   ================

-----------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the Financial Statements.

 * See note 4

                           ELECTRIC FUEL CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
                                                 Common Stock
                                            ----------------------
                                                                         Additional paid-in
                                            Shares          Amount           capital           Accumulated deficit
                                           ----------    ----------     -------------------    -------------------
BALANCE AT JANUARY 1, 1999                 14,303,387     $143,034         $57,398,814            $(44,553,027)
CHANGES DURING THE
THREE MONTH PERIOD
ENDED MARCH 31, 1999:
Accrued Interest on notes receivable
from stockholders
Loss                                                                                              $ (2,394,900)
                                        ---------------  --------------  ------------------    -------------------
BALANCE AT MARCH  31, 1999                 14,303,387     $143,034         $57,398,814            $(46,947,927)
                                        ===============  ==============  ==================    ===================
                                          Accumulated other
                                            comprehensive                             Notes receivable
                                            income (loss)      Treasury stock         from shareholders         Total
                                         -------------------  --------------------  ----------------------  ------------------
BALANCE AT JANUARY 1, 1999                     $(1,943)           $(1,806,481)             $(598,885)          $10,581,512
CHANGES DURING THE
THREE MONTH PERIOD
ENDED MARCH 31, 1999:
Accrued Interest on notes receivable
from stockholders                                                                            $(9,733)              $(9,733)
Loss                                                                                                           $(2,394,900)
                                         -------------------  --------------------  ----------------------  ------------------
BALANCE AT MARCH  31, 1999                     $(1,943)           $(1,806,481)             $(608,618)          $ 8,176,879
                                         ===================  ====================  ======================  ==================
----------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the Financial Statements.

                           ELECTRIC FUEL CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------

                                                                                    Three months ended March 31,
                                                                                 ------------------------------------
                                                                                       1998               1999
                                                                                 ------------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Loss for the period                                                                    $(2,105,015)      $(2,394,900)
Adjustments required to reconcile loss to net cash used in operating activities:
    Depreciation and amortization                                                          232,239           224,918
    Amortization of net premium (discount) on marketable debt securities                    12,013
    Interest accrued on notes to stockholders                                                                 (9,733)
    Liability for employee rights upon retirement-net                                       10,823            16,606
Changes in operating asset and liability items:
    Decrease in accounts receivable                                                      1,103,324           415,343
    Decrease (increase) in inventories                                                      67,061           (32,622)
    (Decrease) in accounts payable and accruals                                           (727,535)          (16,289)
    Increase (decrease) in advances from customers                                         125,585           (87,964)
                                                                                 ------------------  ----------------
      Net cash used in operating activities                                            $(1,281,505)      $(1,884,641)
                                                                                 ------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                              (162,886)         (460,662)
    Proceeds from disposal of fixed assets                                                  76,715
    Sale or redemption of (purchase of) marketable debt securities - net                (5,000,000)        2,145,571
                                                                                 ------------------  ----------------
      Net cash provided by (used in) investing activities                              $(5,086,171)      $ 1,684,909
                                                                                 ------------------  ----------------
                                                                                 ------------------  ----------------
FORWARD                                                                                $(6,367,676)      $  (199,732)
                                                                                 ------------------  ----------------



---------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the Financial Statements.

                           ELECTRIC FUEL CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                                                            Three months ended
                                                                                                March 31,
                                                                                 ------------------------------------
                                                                                       1998               1999
                                                                                 ------------------  ----------------
FORWARD                                                                                $(6,367,676)       $ (199,732)
                                                                                 ------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from exercise of  options                                                       8,890
                                                                                 ------------------  ----------------
      Net cash provided by financing activities                                              8,890                 0
                                                                                 ------------------  ----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                   (6,358,786)         (199,732)
BALANCE OF CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                                     11,771,816         5,242,555
                                                                                 ------------------  ----------------
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 5,413,030        $5,042,823
                                                                                 ==================  ================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - CASH PAID DURING THE PERIOD FOR:
       Interest                                                                        $         0        $      548
                                                                                 ==================  ================
       Advances to income tax authorities                                              $         0        $   10,040
                                                                                 ==================  ================




---------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of the Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------


1. The interim financial statements of Electric Fuel Corporation ("the Company") reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company's management, necessary for a fair statement of results for the periods presented. Operating revenue and expenses for any interim period are not necessarily indicative of results for a full year.

   For the purpose of these interim financial statements, certain information and disclosures normally included in the financial statements have been condensed or omitted. These unaudited statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998.



2. Effects of Recent Pronouncement

     In June 1998, the FASB issued FAS No. 133, "Accounting For Derivative Instruments and Hedging Activities." FAS 133 established a new model for accounting for derivatives and hedging activities. FAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. FAS 133 is effective for calendar-year companies as from January 1, 2000.

     The Company is currently evaluating the impact FAS 133 will have on its financial statements; however, since the use of derivatives by the Company is limited, it expects that the adoption of FAS 133 will have no material impact on its consolidated results of operations, financial position or cash flows.

3.   Segment Information

     The following table shows the results of the Company's main segments for the first quarter of 1999 and 1998, and fixed assets at March 31, 1999, and December 31, 1999.



1999
----
                         Defense           Electric            Consumer
Segment                 & Safety           Vehicle             Battery              All Other           Total
                          ----              ----                ----                  ----              ----
Sales                   $ 256,000        $  287,000                    -          $     4,972       $   547,972
Direct Expenses         $ 357,000        $  617,000          $ 1,352,000          $   684,378       $ 3,010,378
                        ---------        ----------          -----------          -----------       -----------
Segment Gross           $(101,000)       $ (330,000)         $(1,352,000)         $  (679,406)      $(2,462,406)
Loss
                        ---------        ----------          -----------          -----------

Financial income,
 net & tax                                                                                          $    67,506
                                                                                                    -----------
Loss                                                                                                $(2,394,900)
                                                                                                    -----------
Fixed Assets, Net       $ 353,000        $1,047,000          $ 1,149,000          $ 1,121,603       $ 3,670,603
                        ---------        ----------          -----------          -----------       -----------

1998                     Defense           Electric            Consumer
----                    & Safety           Vehicle             Battery              All Other           Total
Segment
                          ----              ----                ----                  ----              ----
Sales                   $ 289,000        $1,009,000                    -          $   (29,413)      $ 1,268,587
Direct Expenses         $ 475,000        $1,208,000          $   436,000          $ 1,334,467       $ 3,453,467
                        ---------        -----------         -----------          -----------       -----------
Segment Gross           $(186,000)       $ (199,000)         $  (436,000)         $(1,363,880)      $(2,184,880)
Loss
                        ---------        ----------          -----------          -----------

Financial income,
 net & tax                                                                                          $    79,865
                                                                                                    -----------
Loss                                                                                                $(2,105,015)
                                                                                                    -----------
Fixed Assets, Net       $ 369,000        $1,153,000          $   730,000          $ 1,182,859       $ 3,434,859
                        ---------        ----------          -----------          -----------       -----------

4. Due to the conversion of certain outstanding management promissory notes, the number of shares outstanding at March 31, 1998 for purposes of calculating loss per share should have been 13,979,124, rather than 12,472,359, and accordingly the reported loss per share has been corrected to reflect this calculation.

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

Forward Looking Statements

     When used in this discussion, the words "believes," "anticipated" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" attached as Exhibit 99 to the Company's Annual Report for the year ended December 31, 1998, on Form 10-K and incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

     From its inception, the Company has been engaged principally in the research, design, development and commercialization of an innovative, advanced zinc-air battery. Until the end of 1997, the main application for the Company's technology has been a system for powering zero emission electric vehicles.

     In part, because the market for electric vehicles had not demonstrated previously anticipated levels of growth, in the latter part of 1997 the Company began a strategic shift to expand its research and development activities into additional applications for its zinc-air battery technology. In January 1998, the Company announced the creation of three market-related divisions to expand its zinc-air battery technology for wider applications. The three divisions are Electric Vehicle, Consumer Batteries, and Defense and Safety Products. The Company is currently focusing its efforts on developing and commercializing its proprietary zinc-air battery technology for consumer electronics, defense and safety applications.



Results of Operations:
Three months ended March 31, 1999, compared to the three months ended March 31, 1998.


Revenues:

     Revenues for the first quarter of 1999 totaled $548,000 compared with $1.3 million in the comparable period in 1998, a decrease of $721,000. Revenues were $256,000 (1998: $289,000) for the Defense and Safety segment and $287,000 (1998:
$1 million) for the Electric Vehicle segment. The Consumer Battery segment has not yet produced revenues and the remainder were unallocated miscellaneous revenues. During the first quarter of 1999, the Company recognized revenues from the sale of Survivor Locator Lights and activities related to the United States Department of Transportation ("DOT") program. In 1998, the Company signed an agreement with DOT as part of a consortium that is seeking to demonstrate the ability of the Electric Fuel battery system to power a full size, all electric transit bus. The DOT approved $2.0 million in federal funding for the cost-shared $4.0 million program. The Company's share of the $4.0 million cost is approximately $3.5 million, 50% of which will be reimbursed to the Company out of the DOT funds. Since this is a cost-shared program, expenses associated with the Company's participation in the program will exceed the revenues to be earned from the program. The DOT program is expected to continue until the end of 1999. Additionally, the Company recognized revenues in connection with various defense R&D contracts.

     Revenues for the first quarter of 1998 were principally derived from activities relating to the extension of Deutsche Post Field Test, which terminated in the second quarter of 1998. Additionally, in the first quarter of 1998, the Company recognized revenues from the sale of additional batteries to the Deutsche Post as well as sales of Electric Vehicle batteries to Edison Termoelettrica, SpA ("Edison"). The Company also recognized revenues from the sale of Survivor Locator Lights.


Expenses:


     Research and development expenses and cost of revenues for the first quarter of 1999 were $2.1 million compared with $2.6 million for the first quarter of 1998. The Company believes that, given the Company's stage of development, it is not, at this time, meaningful to distinguish between R&D expenses and cost of revenues. The decrease in expenses of $500,000 from the first quarter of 1998 is principally attributable to a reduction of personnel and expenses related to Electric Vehicle battery development. This overall reduction was partially offset by increases in the costs associated with Consumer Battery development and production of increased quantities of Survivor Locator Lights in the Defense and Safety Division. With regard to the Company's R&D program, since the Company's 1999 grant applications have not yet been approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade, the Chief Scientist royalty bearing grants have not been recognized in the first quarter of 1999. During the first quarter of 1998, no royalty bearing grants were recognized, as the 1998 Chief Scientist application was not approved until later in the year.

     As previously announced, the Company has entered into an agreement to complete development of a battery for powering transit buses, in connection with a program to develop a new hybrid propulsion system in conjunction with General Electric Corporate Research and Development ("General Electric"). The program is being partially funded by the Israel - US Binational Industrial Research and Development (BIRD) Foundation, and the Company recorded $88,000 of royalty-bearing grants in the first quarter of 1999, in connection with this program. The DOT program described above complements the BIRD program. R&D expenses and cost of operations related to Consumer Battery and Defense and Safety applications are expected to increase significantly during 1999, as the Company intensifies its efforts in these new areas. The level of Electric Vehicle expenses is not expected to increase unless the Company enters into additional revenue producing agreements in this area.

     Selling, general and administrative expenses for the first quarter of 1999 were $874,000 vs. $815,000 in the first quarter of 1998. The Company expects further increases in selling, general and administrative expenses, particularly with respect to marketing expenses, as the Company expands the applications for its technology.

     Financial income, net of interest expense, exchange differentials, bank charges, and other fees, totaled approximately $76,000 in the first quarter of 1999 compared to $99,000 in same quarter in 1998.

     The Company reported a net loss of $2.4 million in the first quarter of 1999 compared with a net loss of $2.1 million in the first quarter of 1998 due to the factors cited above.

     First quarter direct expenses were $357,000 (1998: $475,000), $617,000
(1998: $1.2 million), and $1.4 million (1997: $436,000) in the Defense and Safety, Electric Vehicle and Consumer Battery segments respectively.

     Net cost of fixed assets (net of accumulated depreciation) at March 31, 1999, in the Defense and Safety, Electric Vehicle and Consumer Battery segments was $353,000, (December 31, 1998: $369,000), $1 million (December 31, 1998: $1.2 million), and $1.1 million (December 31, 1998: $730,000) respectively.


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


Liquidity and Capital Resources


     As of March 31, 1999, the Company had cash, cash equivalents and financial investments of approximately $6.6 million compared with $8.9 million as of December 31, 1998.

     The Company used available funds in 1999 primarily for continued research and development expenditures, and other working capital needs. The Company increased its investment in fixed assets by $461,000, primarily in the consumer battery division, during the quarter ended March 31, 1999.

     EFL presently has a line of credit with the First International Bank of Israel Ltd. ("FIBI") ("the Credit Facility"). Borrowings under the Credit Facility bear interest at FIBI's prime rate + 2% per annum, are unconditionally guaranteed by the Company and are secured by a pledge of foreign currency deposits in the amount of NIS 750,000 (approximately $180,000). Additionally, the Credit Facility imposes financial and other covenants on EFC and EFL and presently expires on May 30, 1999, at which time the Credit Facility will be reviewed for renewal by FIBI. The Credit Facility provides EFL with a line of credit in the maximum principal amount of NIS 3.8 million (approximately $960,000), which can be used as credit support for various obligations of EFL. As of March 31, 1999, the bank had issued letters of credit and bank guarantees totaling approximately $384,000.

     The Company has no long term debt outstanding, and is using its cash reserves and revenues from operations primarily to continue development of batteries for consumer electronic devices, as well as to participate in the BIRD and DOT Electric Vehicle programs. Furthermore, in 1999, the Company is planning to establish a commercial production line and prepare for market penetration of its new zinc-air battery for cellular telephones. Accordingly, the Company is seeking additional funding, including through the issuance of equity or debt securities, and is pursuing other options, such as joint ventures or other strategic relationships. However, there can be no assurance that the Company will obtain any such additional funding. If additional funding is not secured, the Company will have to modify, reduce, defer or eliminate certain of its anticipated future commitments and/or programs, in order to continue reduced operations.

                           ELECTRIC FUEL CORPORATION

Part II


Item 6.

 1. No reports on Form 8-K were filed during the first quarter of 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ELECTRIC FUEL CORPORATION
                                                   (Registrant)




                                             By: /s/    Robert S. Ehrlich
                                                 ------------------------
                                              Name:     Robert S. Ehrlich


                                        Title:    Chairman of the Board and
                                                   Chief Financial Officer



Dated:   May 13, 1999