Form 10-Q
period 1999-06-30
ELECTRIC FUEL CORP
filed 1999-08-13
CIK 916529

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                   of 1934.

                For the quarterly period ended:  June 30, 1999

                         Commission file No.  0-23336

                           ELECTRIC FUEL CORPORATION
                           -------------------------
             Exact name of registrant as specified in its charter


                Delaware                                     95-4302784
                --------                                     ----------
     (State or other jurisdiction                         (I.R.S. Employer
     incorporation or organization)                      Identification No.)


            885 Third Avenue, New York, New York 10022 - Suite 2900
            -------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (212) 230-2172
                                --------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes X                             No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the issuer's common stock as at August 13, 1999 was 14,048,054.

                                     INDEX

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION:

     Item 1 - INTERIM FINANCIAL STATEMENTS (UNAUDITED):
     -------------------------------------------------
          Consolidated Balance Sheets at June 30, 1999 and
               December 31, 1998                                           3-4

          Consolidated Statements of Operations for the Six Months
               ended June 30, 1999 and 1998                                  5

          Consolidated Statements of Changes in Stockholders' Equity
               for the Six Months ended June 30, 1999                        6

          Consolidated Statements of Cash Flows for the Six Months
               ended June 30, 1999 and 1998                                7-8

          Notes to the Consolidated Financial Statements                  9-11

     Item 2 - Management's Discussion and Analysis of Financial
     ----------------------------------------------------------
              Condition and Results of Operations                        12-16
              -----------------------------------

PART II - OTHER INFORMATION:                                                17

     Item 6 - Reports on Form 8-K                                           17

ELECTRIC FUEL CORPORATION
CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                 December 31,                June  30,
                                                                     1998                       1999
                                                            --------------------     -----------------------
                                   ASSETS                          (Audited)                (Unaudited)
CURRENT ASSETS:

    Cash and cash equivalents                                       $  5,242,555                $  4,262,771

    Marketable debt securities                                         3,700,575

    Accounts receivable:
       Trade                                                             613,467                     264,781
       Other                                                           1,299,056                   1,573,428

    Inventories                                                          374,543                     478,988
                                                                  --------------              --------------
          Total current assets                                        11,230,196                   6,579,968
                                                                  --------------              --------------
FIXED ASSETS:
    Cost                                                               6,342,171                   7,401,517
    Less - accumulated depreciation and amortization                   2,907,312                   3,347,649
                                                                  --------------              --------------
                                                                       3,434,859                   4,053,868
                                                                  --------------              --------------

                                                                  --------------              --------------
                                                                    $ 14,665,055                $ 10,633,836
                                                                  ==============              ==============

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                             ------------------------------------------------
                                                                                  December 31,                June  30,
                                                                                      1998                        1999
                                                                             --------------------     -----------------------
                                                                                   (Audited)                 (Unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accruals:
       Trade                                                                         $  1,099,352                $  1,450,912
       Other                                                                            1,003,522                   1,010,119

Deferred income                                                                           136,549                      10,813
                                                                                  ---------------             ---------------
      Total current liabilities                                                         2,239,423                   2,471,844

LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT
    net of amount funded                                                                1,844,120                   1,610,592
                                                                                  ---------------             ---------------
           Total Liabilities                                                            4,083,543                   4,082,436
                                                                                  ---------------             ---------------
STOCKHOLDERS' EQUITY:

Common stock -- $0.01 par value; authorized -- 28,000,000 shares; issued -                143,034                     143,034
14,303,387 shares as of December 31, 1998 and June 30, 1999: outstanding -
14,048,054 shares as of December 31, 1998 and June 30, 1999:

Preferred stock - $0.01 par value; authorized - 1,000,000 shares, no shares outstanding

Additional paid-in capital                                                             57,398,814                  57,398,814

Accumulated deficit                                                                   (44,553,027)                (48,565,496)

Accumulated other comprehensive income (loss)                                              (1,943)

Treasury stock, at cost (common stock - 255,333 shares)                                (1,806,481)                 (1,806,481)

Notes receivable from stockholders                                                       (598,885)                   (618,471)
                                                                                  ---------------             ---------------
          Total Stockholders' Equity                                                   10,581,512                   6,551,400
                                                                                  ---------------             ---------------

                                                                                  ---------------             ---------------
                                                                                     $ 14,665,055                $ 10,633,836
                                                                                  ===============             ===============

--------------------------------------------------------------------------------

   The accompanying notes are an integral part of the Financial Statements.

--------------------------------------------------------------------------------

                                                        Six months ended June 30,                 Three months ended June 30,
                                                     ---------------------------------         ------------------------------------
                                                          1998             1999                     1998                  1999
                                                     ----------------  ---------------         -----------------  -----------------
REVENUES                                                  $2,851,512       $1,120,149               $1,582,925            $572,177
                                                     ----------------  ---------------         -----------------  -----------------

RESEARCH AND DEVELOPMENT
EXPENSES AND COST OF REVENUES
    Expenses incurred                                      5,258,668        4,389,473                2,619,932           2,165,459
    Less - royalty-bearing grants                                             670,236                                      582,272
                                                     ----------------  ---------------          --------------    -----------------
                                                           5,258,668        3,719,237                2,619,932           1,583,187

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                  1,570,478        1,530,089                  755,747             655,761
                                                     ----------------  ---------------         -----------------  -----------------
                                                           6,829,146        5,249,326                3,375,679           2,238,948
                                                     ----------------  ---------------         -----------------  ----------------

OPERATING LOSS                                            (3,977,634)      (4,129,177)              (1,792,754)         (1,666,771)

FINANCIAL INCOME  - NET                                      273,208          122,725                  174,361              46,952
                                                     ----------------  ---------------        -----------------    -----------------
LOSS BEFORE TAXES ON INCOME                               (3,704,426)      (4,006,452)              (1,618,393)         (1,619,819)
TAXES ON INCOME                                               27,031            6,017                    8,049              (2,250)
                                                     ----------------  ---------------        -----------------    -----------------
LOSS FOR THE PERIOD                                       (3,731,457)      (4,012,469)              (1,626,442)         (1,617,569)
                                                     ================  ===============        =================    =================

LOSS PER SHARE  *                                          $   (0.27)          ($0.29)                $  (0.12)          $   (0.12)
                                                     ================  ===============        =================    =================
WEIGHTED AVERAGE NUMBER OF                                13,966,314       14,048,054               13,985,827          14,048,054
 SHARES OUTSTANDING  *                               ================  ===============        =================    =================

--------------------------------------------------------------------------------
*  See note 3

   The accompanying notes are an integral part of the Financial Statements.

                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                                 (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                Common Stock
                                           -------------------------
                                                                        Additional paid-in
                                             Shares         Amount           capital           Accumulated deficit
                                           ---------      ----------    ------------------     -------------------
BALANCE AT JANUARY 1, 1999                 14,303,387      $143,034          $57,398,814           $(44,553,027)
CHANGES DURING THE SIX
MONTH PERIOD ENDED JUNE
30, 1999:
Realization of loss on available
for sale securities
Accrued Interest on notes receivable
from stockholders
Loss                                                                                               $ (4,012,469)
                                          -----------      --------          -----------           ------------
BALANCE AT
  JUNE  30, 1999                           14,303,387      $143,034          $57,398,814           $(48,565,496)
                                          ===========      ========          ===========           ============
                                                    Accumulated other
                                                     comprehensive                          Notes receivable
                                                         loss             Treasury stock    from shareholders       Total
                                                    -----------------     ---------------   -----------------       -----
BALANCE AT JANUARY 1, 1999                               $(1,943)           $(1,806,481)        $(598,885)        $10,581,512
CHANGES DURING THE SIX
MONTH PERIOD ENDED JUNE
30, 1999:
Realization of loss on available
for sale securities                                      $ 1,943                                                  $     1,943
Accrued Interest on notes receivable
from stockholders                                                                               $ (19,586)        $   (19,586)
Loss                                                                                                              $(4,012,469)
                                                         -------            -----------         ---------         -----------
BALANCE AT
  JUNE  30, 1999                                         $     0            $(1,806,481)        $(618,471)        $ 6,551,400
                                                         =======            ===========         =========         ===========

------------------------------------------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of the Financial Statements

ELECTRIC FUEL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

------------------------------------------------------------------------------

                                                                                       Six months ended June 30,
                                                                                 ------------------------------------
                                                                                       1998                 1999
                                                                                 ------------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Loss for the period                                                              $      (3,731,457)   $   (4,012,469)
Adjustments required to reconcile loss to net cash used in operating activities:
    Depreciation and amortization                                                          438,255           440,337
    Amortization of net premium (discount) on marketable debt securities                    17,413
    Interest accrued on notes to stockholders                                                                (19,586)
    Liability for employee rights upon retirement-- net                                    (37,919)         (233,528)
    Shares issued as compensation for services rendered by directors                        10,750
    Loss on sale of marketable securities                                                      110             1,943
    Capital loss on sale of fixed assets                                                     4,535
    Writedown of fixed assets                                                              442,154
Changes in operating asset and liability items:
    Decrease in accounts receivable                                                      1,180,007            74,314
    Decrease (increase) in inventories                                                      74,055          (104,445)
    Increase (Decrease) in accounts payable and accruals                                  (546,865)          358,157
    (Decrease) in deferred income                                                         (974,948)         (125,736)
                                                                                 ------------------   ----------------
      Net cash used in operating activities                                      $      (3,123,910)   $   (3,621,013)
                                                                                 ------------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                              (451,948)       (1,059,346)
    Proceeds from disposal of fixed assets                                                  88,659
    Sale of (purchase of) marketable debt securities - net                              (2,900,727)        3,700,575
                                                                                 ------------------   ----------------
      Net cash provided by (used in) investing activities                        $      (3,264,016)   $    2,641,229
                                                                                 ------------------   ----------------

                                                                                 ------------------   ----------------
FORWARD                                                                          $      (6,387,926)   $     (979,784)
                                                                                 ------------------   ----------------


     The accompanying notes are an integral part of Financial Statemants.

ELECTRIC FUEL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                                                             Six months ended
                                                                                                 June 30,
                                                                                 ------------------------------------
                                                                                       1998               1999
                                                                                 ------------------  ----------------
FORWARD                                                                          $     (6,387,926)   $     (979,784)
                                                                                 ------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Payment on note receivable from stockholders                                          147,299
    Proceeds from exercise of  options                                                     58,406
                                                                                 ------------------  ----------------
      Net cash provided by financing activities                                           205,705                 0
                                                                                 ------------------  ----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                  (6,182,221)         (979,784)
BALANCE OF CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                                    11,771,816         5,242,555
                                                                                 ==================  ================
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $      5,589,595    $    4,262,771
                                                                                 ==================  ================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW

INFORMATION - CASH PAID DURING THE PERIOD FOR:
      Interest                                                                   $            716    $        3,760
                                                                                 ==================  ================
       Advances to income tax authorities                                        $         40,371    $       17,702
                                                                                 ==================  ================

--------------------------------------------------------------------------------

     The accompanying notes are an integral part of Financial Statemants.

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




2.          Effects of Recent Pronouncement

            In June 1998, the FASB issued FAS No. 133, "Accounting For Derivative Instruments and Hedging Activities." FAS 133 established a new model for accounting for derivatives and hedging activities. FAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. FAS 133 is effective for calendar-year companies as from January 1, 2001.

            The Company is currently evaluating the impact FAS 133 will have on its financial statements; however, since the use of derivatives by the Company is limited, it expects that the adoption of FAS 133 will have no material impact on its consolidated results of operations, financial position or cash flows.



3. Due to the conversion of certain outstanding management promissory notes, the number of shares outstanding at June 30, 1998 for purposes of calculating loss per share should have been 13,985,827 rather than 12,644,199, and accordingly the reported loss per share has been corrected to reflect this calculation.

4.          Segment Information

            The following table shows the results of the Company's main segments for the first six months of 1999 and 1998, and fixed assets at June 30, 1999, and December 31, 1998.


                  1999
Segment                     Defense &            Electric             Consumer             All Other             Total
                             Safety              Vehicle              Battery
Revenue from external       $   585,000          $  506,000           $    13,000          $    16,149         $ 1,120,149
customers
Direct Expenses             $   720,000          $1,397,000           $ 1,781,000          $ 1,351,326         $ 5,249,326
                            ===========          ==========           ===========          ===========         ===========
Segment Gross Loss          $  (135,000)         $ (891,000)          $(1,768,000)         $(1,335,177)        $(4,129,177)
                            ===========          ==========           ===========          ===========

Financial income,                                                                                              $   116,708
                                                                                                               -----------
net & tax
Loss                                                                                                           $(4,012,469)
                                                                                                               ===========
Fixed Assets, Net           $ 361,000            $  923,000            $1,732,000          $ 1,037,868         $ 4,053,868
                            =========            ==========           ===========          ===========         ===========
                    1998
Segment                     Defense &            Electric             Consumer             All Other             Total
                             Safety              Vehicle              Battery
Revenue from external       $   519,000          $2,318,000                -               $    14,512         $ 2,851,512
customers
Direct Expenses             $   824,000          $2,714,000           $ 1,313,000          $ 1,978,146         $ 6,829,146
                            ===========          ==========           ===========          ===========         ===========
Segment Gross Loss          $  (305,000)         $ (396,000)          $(1,313,000)         $(1,963,634)        $(3,977,634)
                            ===========          ==========           ===========          ===========

Financial income,                                                                                              $   246,177
                                                                                                               -----------
net & tax
Loss                                                                                                           $(3,731,457)
                                                                                                               ===========
Fixed Assets, Net           $   369,000          $1,153,000           $   730,000          $ 1,182,859         $ 3,434,859
                            ===========          ==========           ===========          ===========         ===========

         The following table shows the results of the Company's main segments for the second quarter of 1999 and 1998.



              1999

Segment                        Defense &           Electric             Consumer           All Other               Total
                                Safety             Vehicle              Battery
Revenue from external        $  329,000           $  219,000           $  13,000            $   11,177          $   572,177
customers
Direct Expenses              $  363,000           $  780,000           $  429,000           $  666,948          $ 2,238,948
                             ==========           ==========           ==========           ==========          ===========
Segment Gross Loss           $  (34,000)          $ (561,000)          $ (416,000)           $(655,771)         $(1,666,771)
                             ==========           ==========           ==========           ==========

Financial income,                                                                                               $    49,202
                                                                                                                -----------
net & tax
Loss                                                                                                            $(1,617,569)
                                                                                                                ===========
Segment                        Defense &           Electric             Consumer           All Other               Total
                                Safety             Vehicle              Battery
Revenue from external        $  230,000           $1,309,000                -               $   43,925          $ 1,582,925
customers
Direct Expenses              $  349,000           $1,506,000           $  877,000           $  643,679          $ 3,375,679
                             ==========           ==========           ==========           ==========          ===========
Segment Gross Loss           $ (119,000)          $ (197,000)          $ (877,000)          $ (599,754)         $(1,792,754)
                             ==========           ==========           ==========           ==========

Financial income,                                                                                               $   166,312
                                                                                                                -----------
net & tax
Loss                                                                                                            $(1,626,442)
                                                                                                                ===========

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

     In part, because the market for electric vehicles had not demonstrated previously anticipated levels of growth, in the latter part of 1997 the Company began a strategic shift to expand its research and development activities into additional applications for its zinc-air battery technology. In January 1998, the Company announced the creation of three market-related divisions to expand its zinc-air battery technology for wider applications. The three divisions are Electric Vehicle, Consumer Batteries, and Defense and Safety Products. The Company is currently focusing its efforts on developing and commercializing its proprietary zinc-air battery technology for consumer electronics, electric vehicles and defense and safety applications.

Results of Operations:
Three months ended June 30, 1999 compared to the three months ended June 30, 1998.

Revenues:

     Revenues for the second quarter of 1999 totaled $572,000 compared with $1.6 million in the comparable period in 1998, a decrease of $1 million. Revenues were $329,000 (1998: $230,000) for the Defense and Safety segment, $219,000 (1998: $1.3 million) for the Electric Vehicle segment and $13,000 (1998: $0) for the Consumer Battery segment.

     During the second quarter of 1999, the Company recognized revenues from the sale of Survivor Locator Lights, sale of consumer batteries and activities related to the United States Department of Transportation ("DOT") program. In 1998, the Company signed an agreement with DOT as part of a consortium that is seeking to demonstrate the ability of the Electric Fuel battery system to power a full size, all electric transit bus. The DOT approved $2.0 million in federal funding for the cost-shared $4.0 million program. The Company's share of the $4.0 million cost is approximately $3.5 million, 50% of which will be reimbursed to the Company out of the DOT funds. Since this is a cost-shared program, expenses associated with the Company's participation in the program will exceed the revenues to be earned from the program. The DOT program is expected to continue until the end of 1999. Additionally, the Company recognized revenues in connection with various defense R&D contracts.

     During 1998, the Deutsche Post AG ("Deutsche Post") and the Company agreed to extend the operations of the Field Test through May 1998. Following the completion of the Field Test, the Deutsche Post and the Company agreed to mutually release each other from any financial claims regarding the Field Test, including additional funding due the Company or repaying advances made by the Deutsche Post to the Company with respect to Opel batteries, which were previously subject to a dispute. Consequently revenues for the second quarter were principally derived from recognizing the previously deferred advances, as well as from activities relating to the Field Test extension (reflecting coverage of expenses by the Deutsche Post). Additionally, the Company recognized revenues from the sale of Survivor Locator Lights. The Company also recognized revenues from the sale of additional batteries to the Deutsche Post, and began recognizing revenues in connection with various defense R&D contracts.

Expenses:

     Research and development expenses and cost of revenues less royalty bearing grants for the second quarter of 1999 were $1.6 million compared with $2.6 million for the second quarter of 1998. The Company believes that, given the Company's stage of development, it is not, at this time, meaningful to distinguish between R&D expenses and cost of revenues.

     R&D expenses were reduced by $582,000 in the second quarter of 1999. This was in respect of recognition of grants from the Office of the Chief Scientist of the Ministry of Industry and Trade and the Israel-US Binational Industrial Research and Development (BIRD) Foundation. The Company's 1999 R&D grant applications have been approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade. As a result, royalty-bearing grants of up to $947,000 will be available to the company during 1999 to offset R&D expenses. $545,000 of these royalty-bearing grants were recognized in the second quarter of 1999. Also, $37,000 of royalty bearing grants from the BIRD Foundation were recognized in the second quarter of 1999.

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

     Expenses in the second quarter of 1998 included a write off of certain production equipment related to the earlier generation Field Test version of the Electric Vehicle Battery, for a net amount of approximately $430,000. Furthermore, the Company's 1998 R&D grant applications were not approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade until later in the year and so no royalty bearing grants were recognized in the second quarter of 1998.

     Selling, general and administrative expenses for the second quarter of 1999 were $656,000 vs. $756,000 in the second quarter of 1998. The decrease was primarily attributable to reduced salaries and professional fees during the second quarter of 1999. The Company expects increases in selling, general and administrative expenses, particularly with respect to marketing expenses, as the Company expands the applications for its technology.

     Direct expenses for segments for the second quarter were $363,000 (1998:
$349,000), $780,000 (1998: $1.5 million), and $429,000 (1998: $877,000) in the
Defense and Safety, Electric Vehicle and Consumer Battery segments respectively.

     The Company reported a net loss of $1.6 million in the second quarter of 1999 compared with a net loss of $1.6 million in the second quarter of 1998 due to the factors cited above.

Results of Operations:
Six months ended June 30, 1999, compared to the six months ended June 30, 1998.


Revenues:

     Revenues for the first six months of 1999 totaled $1.1million compared with $2.9 million in the comparable period in 1998, a decrease of $1.7 million. Revenues were $585,000 (1998: $519,000) for the Defense and Safety segment, $506,000 (1998: $2.3 million) for the Electric Vehicle segment, and $13,000 (1998: $0) for the Consumer Battery segment for the first six months of the year.

     During the first six months of 1999, the Company recognized revenues from the sale of Survivor Locator Lights, Defense R&D contracts, consumer batteries and activities related to the United States Department of Transportation ("DOT") program. In 1998, the Company signed an agreement with DOT as part of a consortium that is seeking to demonstrate the ability of the Electric Fuel battery system to power a full size, all electric transit bus. The DOT approved $2.0 million in federal funding for the cost-shared $4.0 million program. The Company's share of the $4.0 million cost is approximately $3.5 million, 50% of which will be reimbursed to the Company out of the DOT funds. Since this is a cost-shared program, expenses associated with the Company's participation in the program will exceed the revenues to be earned from the program. The DOT program is expected to continue until the end of 1999.

     Revenues for the first six months of 1998 were principally derived from activities relating to the extension of Deutsche Post Field Test, which terminated in the second quarter of 1998. Additionally the Company recognized revenues from the sale of additional batteries to the Deutsche Post as well as sales of Electric Vehicle batteries to Edison Termoelettrica, SpA ("Edison"). The Company also recognized revenues from the sale of Survivor Locator Lights and defense R&D contracts.

Expenses:

     Research and development expenses and cost of revenues less royalty bearing grants for the first six months of 1999 were $3.7 million compared with $5.3 million for the six months of 1998. The Company believes that, given the Company's stage of development, it is not, at this time, meaningful to distinguish between R&D expenses and cost of revenues. The decrease in expenses of $1.5 million from the first six months of 1998 is principally attributable to a reduction of expenses and personnel related to Electric Vehicle battery development, and the recognition of royalty bearing grants. These royalty-bearing grants were from the Office of the Chief Scientist of the Ministry of Industry and Trade and the BIRD foundation. The company incurred increased costs associated with Consumer Battery development and production of increased quantities of Survivor Locator Lights in the Defense and Safety Division in the first six months of 1999. The Company's 1999 grant applications have been approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade and royalty bearing grants have therefore been recognized in the first six months of 1999 in the amount of $545,000. During the first six months of 1998, no royalty bearing grants were recognized, as the 1998 Chief Scientist application was not approved until later in the year.

     As previously announced, the Company has entered into an agreement to complete development of a battery for powering transit buses, in connection with a program to develop a new hybrid propulsion system in conjunction with General Electric Corporate Research and Development

("General Electric"). The program is being partially funded by the Israel - US Binational Industrial Research and Development (BIRD) Foundation, and the Company recorded $126,000 of royalty-bearing grants in the first six months of 1999, in connection with this program. The DOT program described above complements the BIRD program.

     R&D expenses and cost of operations related to Consumer Battery and Defense and Safety applications are expected to increase significantly during 1999, as the Company intensifies its efforts in these new areas.

     Selling, general and administrative expenses for the first six months of 1999 were $1.5 million vs. $1.6 million in the first six months of 1999. The Company expects further increases in selling, general and administrative expenses, particularly with respect to marketing expenses, as the Company expands the applications for its technology.

     Direct expenses for segments for the first six months of the year were $720,000 (1998: $824,000), $1,4 million (1998: $2.7 million), and $1.8 million
(1998: $1.3 million) in the Defense and Safety, Electric Vehicle and Consumer Battery segments respectively.

     Financial income, net of interest expense, exchange differentials, bank charges, and other fees, totaled approximately $123,000 in the first six months of 1999 compared to $273,000 in same period in 1998.

     The Company reported a net loss of $4 million in the first six months of 1999 compared with a net loss of $3.7 million in the first six months of 1998 due to the factors cited above.


Impact of Year 2000


     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company considers a product to be in "Year 2000" compliance if the product's performance and functionality will be unaffected by processing of dates prior to, during and after the year 2000.

     The Company has retained an outside consultant to assess the Year 2000 compliance of the Company's computer hardware and software, and other equipment of the Company with embedded chips that may be date-sensitive. The consultant completed its initial assessment of the Company's systems in March 1999. Based on the initial review of the consultant, the Company believes that its core computer systems and equipment will be Year 2000 compliant, and that the Year 2000 issue will not materially affect the Company's operations or business. Management expects that the expenses incurred and to be incurred in connection with the Year 2000 issue will not materially exceed amounts budgeted for such matters.


Liquidity and Capital Resources

     As of June 30, 1999, the Company had cash, cash equivalents and financial investments of approximately $4.2 million compared with $8.9 million as of December 31, 1998.

     The Company used available funds in 1999 primarily for continued research and development expenditures, and other working capital needs. The Company increased its investment in fixed assets by $1.1 million primarily in the consumer battery division, during the six months ended June 30, 1999.

     EFL presently has a line of credit with the First International Bank of Israel Ltd. ("FIBI") ("the Credit Facility"). Borrowings under the Credit Facility bear interest at FIBI's prime rate + 2% per annum, are unconditionally guaranteed by the Company and are secured by a pledge of foreign currency deposits in the amount of NIS 750,000 (approximately $180,000). Additionally, the Credit Facility imposes financial and other covenants on EFC and EFL and presently expires on December 16, 1999. As of June 30, 1999, the bank had issued letters of credit and bank guarantees totaling approximately $381,000.

     The Company has no long term debt outstanding, and is using its cash reserves and revenues from operations primarily to continue development of batteries for consumer electronic devices, as well as to participate in the BIRD and DOT Electric Vehicle programs. Furthermore, as previously announced in July 1999, the Company entered into a three - year exclusive distribution contract with the Banner Telecom group for Electric Fuel's line of zinc - air cellular phone batteries. In order to manufacture the quantities envisioned under the contract, the company will have to operate an automatic production line, which has already been ordered. Accordingly, the Company is seeking additional funding, including through the issuance of equity or debt securities to put this automated production line into operation and continue its operations. Also, the company is pursuing other options, such as joint ventures or other strategic relationships. However, there can be no assurance that the Company will obtain any such additional funding. If additional funding is not secured, the Company will have to modify, reduce, defer or eliminate certain of its anticipated future commitments and/or programs, in order to continue reduced operations.

Part II


Item 6.

  1. No reports on Form 8-K were filed during the first six months of 1999.

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



Dated:   August 13, 1999