Form 10-Q
period 1999-09-30
ELECTRIC FUEL CORP
filed 1999-11-09
CIK 916529

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               Quarterly report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934.

              For the quarterly period ended: September 30, 1999

                          Commission file No.  0-23336

                           ELECTRIC FUEL CORPORATION
             ----------------------------------------------------
                 Exact name of registrant as specified in its charter

                    Delaware                               95-4302784
    -----------------------------------         ------------------------------
       (State or other jurisdiction                   (I.R.S. Employer
       incorporation or organization)                 Identification No.)


            885 Third Avenue, New York, New York 10022 - Suite 2900
            -------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 (212) 230-2172
         -----------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X                No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the issuer's common stock as at November 9, 1999 was 14,048,054.

                                     INDEX

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION:

     Item 1 - INTERIM FINANCIAL STATEMENTS (UNAUDITED):
     -------------------------------------------------
          Consolidated Balance Sheets at September 30, 1999 and
             December 31, 1998                                             3-4
          Consolidated Statements of Operations for the Nine Months
             and Three Months ended September 30, 1999 and 1998             5
          Consolidated Statements of Changes in Stockholders' Equity
             for the Nine Months ended September 30, 1999                   6
          Consolidated Statements of Cash Flows for the Nine Months
             ended September 30, 1999 and 1998                             7-8
          Notes to the Consolidated Financial Statements                   9-11


     Item 2 - Management's Discussion and Analysis of Financial
     ----------------------------------------------------------
                 Condition and Results of Operations                      12-16
                 -----------------------------------

PART II - OTHER INFORMATION:
        Item 6 - Reports on Form 8-K                                        17


ELECTRIC FUEL CORPORATION
CONSOLIDATED BALANCE SHEETS




----------------------------------------------------------------------------------------
                                                          December 31,    September 30,
                                                             1998           1999
                                                          -----------      ----------
                                  ASSETS                   (Audited)     (Unaudited)


CURRENT ASSETS:
    Cash and cash equivalents                             $ 5,242,555      $3,000,020

    Marketable debt securities                              3,700,575

    Accounts receivable:
       Trade                                                  613,467         431,939
       Other                                                1,299,056       1,043,340
    Inventories                                               374,543         481,592
                                                          -----------      ----------
          Total current assets                             11,230,196       4,956,891
                                                          -----------      ----------
FIXED ASSETS:
    Cost                                                    6,342,171       7,510,239
    Less - accumulated depreciation and amortization        2,907,312       3,486,046
                                                          -----------      ----------
                                                            3,434,859       4,024,193
                                                          -----------      ----------

                                                          -----------      ----------
                                                          $14,665,055      $8,981,084
                                                          ===========      ==========
--------------------------------------------------------------------------------------




   The accompanying notes are an integral part of the Finanical Statements.

ELECTRIC FUEL CORPORATION
CONSOLIDATED BALANCE SHEETS


-----------------------------------------------------------------------------------------------
                                                           December 31,         September 30,
                                                               1998                  1999
                                                        -------------------  ------------------
                                                            (Audited)            (Unaudited)
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accruals:
       Trade                                                 $  1,099,352       $  1,538,207
       Other                                                    1,003,522            924,546
Deferred income                                                   136,549
                                                             ------------       ------------
         Total current liabilities                              2,239,423          2,462,753
LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT
    net of amount funded                                        1,844,120          1,514,783
                                                             ------------       ------------
           Total Liabilities                                    4,083,543          3,977,536
                                                             ------------       ------------
STOCKHOLDERS' EQUITY:
Common stock - $0.01 par value;
 authorized - 28,000,000 shares;
 issued - 14,303,387 shares as
 December 31, 1998 a December 30, 1999:
 outstanding - 14,048,054 shares as of
 December 31, 1998 and September 30, 1999:
Preferred stock - $0.01 par value; authorized
 - 1,000,000 shares, no shares outstanding                        143,034            143,034
Additional paid-in capital                                     57,398,814         57,398,814
Accumulated deficit                                           (44,553,027)       (50,103,205)
Accumulated other comprehensive loss                               (1,943)
Treasury stock, at cost (common stock - 255,333 shares)        (1,806,481)        (1,806,481)
Notes receivable from stockholders                               (598,885)          (628,614)
                                                             ------------       ------------
          Total Stockholders' Equity                           10,581,512          5,003,548
                                                             ------------       ------------

                                                             ------------       ------------
                                                             $ 14,665,055       $  8,981,084
                                                             ============       ============
-----------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the Finanical Statements.

ELECTRIC FUEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


------------------------------------------------------------------------------------------------------------
                                         Nine months ended September 30,     Three months ended September 30,
                                       ------------------------------------  -------------------------------
                                           1998               1999               1998               1999
                                       ------------       ------------       ------------       ------------
REVENUES                               $  3,529,328       $  1,901,409       $    677,816       $    781,260
                                       ------------       ------------       ------------       ------------

RESEARCH AND DEVELOPMENT
EXPENSES AND COST OF REVENUES
    Expenses incurred                     7,153,612          6,397,159          1,894,944          2,007,686
    Less - royalty-bearing grants                            1,040,736                               370,500
                                       ------------       ------------       ------------       ------------
                                          7,153,612          5,356,423          1,894,944          1,637,186


SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                   2,476,615          2,249,691            906,137            719,602
                                       ------------       ------------       ------------       ------------
                                          9,630,227          7,606,114          2,801,081          2,356,788

                                       ------------       ------------       ------------       ------------

OPERATING LOSS                           (6,100,899)        (5,704,705)        (2,123,265)        (1,575,528)

FINANCIAL INCOME  - NET                     379,269            160,544            106,061             37,819
                                       ------------       ------------       ------------       ------------
LOSS  BEFORE TAXES ON INCOME             (5,721,630)        (5,544,161)        (2,017,204)        (1,537,709)
TAXES ON INCOME                              32,453              6,017              5,422
                                       ------------       ------------       ------------       ------------
LOSS FOR THE PERIOD                      (5,754,083)        (5,550,178)        (2,022,626)        (1,537,709)
                                       ============       ============       ============       ============

LOSS PER SHARE  *                      $      (0.41)      $      (0.40)      $      (0.14)      $      (0.11)
                                       ============       ============       ============       ============
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING  *                    13,992,335         14,048,054         14,045,663         14,048,054
                                       ============       ============       ============       ============
------------------------------------------------------------------------------------------------------------

*  See note 3

   The accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)



-------------------------------------------------------------------------------------------------------------------------
                                               Common Stock
                                      ------------------------------  Additional paid-in    Accumulated
                                          Shares         Amount            capital            deficit
                                      --------------  --------------  ------------------   -------------
BALANCE AT JANUARY 1, 1999                14,303,387        $143,034         $57,398,814    $(44,553,027)

CHANGES DURING THE NINE MONTH
  PERIOD ENDED  SEPTEMBER 30, 1999:
Realization of loss on available
 for sale securities
Accrued Interest on  notes receivable
 from stockholders
Loss                                                                                          (5,550,178)
                                      --------------  --------------  ------------------   -------------
BALANCE AT SEPTEMBER 30, 1999             14,303,387        $143,034         $57,398,814    $(50,103,205)
                                      ==============  ==============  ===================  =============
                                        Accumulated other                             Notes receivable
                                        comprehensive loss      Treasury stock        from shareholders            Total
                                      --------------------   -------------------   ------------------------  -----------------
BALANCE AT JANUARY 1, 1999                         $(1,943)          $(1,806,481)                 $(598,885)       $10,581,512

CHANGES DURING THE NINE MONTH
  PERIOD ENDED  SEPTEMBER 30, 1999:
Realization of loss on available
 for sale securities
Accrued Interest on  notes receivable
 from stockholders                                   1,943                                                               1,943
Loss

BALANCE AT SEPTEMBER 30, 1999                                                                       (29,729)           (29,729)
                                                                                                                    (5,550,178)
                                      --------------------   -------------------   ------------------------  -----------------
                                                                     $(1,806,481)                 $(628,614)        $5,003,548
                                      ====================   ===================   ========================  =================
------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the Finanical Statements.

ELECTRIC FUEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------

                                                                                   Nine months ended September 30,
                                                                                 ------------------------------------
                                                                                       1998               1999
                                                                                 ------------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Loss for the period                                                                    $(5,754,083)      $(5,550,178)
Adjustments required to reconcile loss to net cash used in operating activities:
    Depreciation and amortization                                                          656,353           578,734
    Amortization of net premium on marketable debt securities                               17,137
    Interest accrued on notes to stockholders                                                                (29,729)
    Liability for employee rights upon retirement net                                         (358)         (329,337)
    Shares issued as compensation for services rendered by directors                        10,750
    Loss on sale of marketable securities                                                      260             1,943
    Capital loss on sale of fixed assets                                                     4,535
    Writedown of fixed assets                                                              442,154
Changes in operating asset and liability items:
    Decrease in accounts receivable                                                        825,530           437,244
    Decrease (increase) in inventories                                                      23,656          (107,049)
    Increase (decrease) in accounts payable and accruals                                  (780,823)          359,879
    Decrease in deferred income                                                           (803,899)         (136,549)
                                                                                 ------------------  ----------------
      Net cash used in operating activities                                            $(5,358,788)      $(4,775,042)
                                                                                 ------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                              (794,211)       (1,168,068)
    Loans granted to stockholders                                                          (19,158)
    Proceeds from disposal of fixed assets                                                  88,659
    Sale of (purchase of) marketable debt securities - net                              (2,063,832)        3,700,575
                                                                                 ------------------  ----------------
      Net cash provided by (used in) investing activities                              $(2,788,542)      $ 2,532,507
                                                                                 ------------------  ----------------
                                                                                 ------------------  ----------------
FORWARD                                                                                $(8,147,330)      $(2,242,535)
                                                                                 ------------------  ----------------
---------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of the Finanical Statements.

ELECTRIC FUEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


--------------------------------------------------------------------------------
                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                     --------------------------
                                                          1998          1999
                                                     ------------   -----------
FORWARD                                              $ (8,147,330)  $(2,242,535)
                                                     ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Payment on note receivable from stockholders            147,299
  Proceeds from exercise of options                        90,906
                                                     ------------   -----------

    Net cash provided by financing activities             238,205
                                                     ------------   -----------

DECREASE IN CASH AND CASH EQUIVALENTS                  (7,909,125)   (2,242,535)

BALANCE OF CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                  11,771,816     5,242,555
                                                     ------------   -----------
BALANCE OF CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                      $  3,862,691   $ 3,000,020
                                                     ============   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW

INFORMATION-CASH PAID DURING THE PERIOD FOR:

    Interest                                         $        736   $    13,506
                                                     ============   ===========

    Income Taxes                                     $     56,659   $    17,973
                                                     ============   ===========
--------------------------------------------------------------------------------


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

      The Company incurred an operating loss of $5.6 million (1998 - $5.8 million) for the nine months ended September 30, 1999. These financial statements assume the Company will realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue its anticipated level of operations is dependent upon its ability to obtain adequate sources of financing as required and its ability to develop and maintain profitable operations. If the Company is unable to obtain such funding or to develop profitable operations, it will have to significantly reduce its anticipated future commitments and/or progress.

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

3. Due to the conversion of certain outstanding management promissory notes, the number of shares outstanding at September 30, 1998 for purposes of calculating loss per share should have been 13,992,335 rather than 12,733,250, and accordingly the reported loss per share has been corrected to reflect this calculation.

4.    Segment Information
      The following table shows the results of the Company's main segments for the first Nine months of 1999 and 1998, and fixed assets at September 30, 1999, and December 31, 1998.

      1999
      Segment                          Defense & Safety  Electric Vehicle   Consumer Battery     All other         Total
      Revenues from external customers      $915,489        $   879,407         $    74,845     $    31,668    $ 1,901,409
      Direct Expenses                        963,106          2,088,451           2,493,918       2,060,639      7,606,114
                                       --------------   ----------------   ----------------   --------------
      Segment Gross Loss                    $(47,617)       $(1,209,044)        $(2,419,073)    $(2,028,971)   $(5,704,705)
                                       ==============   ================   ================   ==============
      Financial income, net and tax                                                                            $   154,527
                                                                                                              -------------
      Loss                                                                                                     $(5,550,178)
                                                                                                              =============

      Fixed assets, Net                     $355,660        $   891,800         $ 1,776,237     $ 1,000,496    $ 4,024,193
                                       ==============   ================   =================  ==============  =============



      1998
      Segment                          Defense & Safety  Electric Vehicle   Consumer Battery     All other         Total
      Revenues from external customers  $  748,088        $ 2,766,195                            $    15,045     $ 3,529,328
      Direct Expenses                    1,113,594          3,963,653           2,040,720          2,512,260       9,630,227
                                       --------------    ---------------    ---------------     --------------
      Segment Gross Loss                $ (365,506)       $(1,197,458)        $(2,040,720)       $(2,497,215)    $(6,100,899)
                                       ==============    ===============    ================    ==============
      Financial income, net and tax                                                                                 $346,816
                                                                                                              ---------------
      Loss                                                                                                       $(5,754,083)
                                                                                                              ===============

      Fixed assets, Net                 $  388,654        $   993,704         $ 1,864,676        $ 1,117,372     $ 4,364,406
                                     ==============   ================   =================      ============  ===============

The following table shows the results of the Company's main segments for the third quarter of 1999 and 1998.

1999
Segment                             Defense & Safety   Electric Vehicle   Consumer Battery   All other         Total
Revenues from external customers       $330,620          $ 372,613          $  61,768         $  16,259      $   781,260
Direct Expenses                         242,631            691,055            712,683           710,419        2,356,788
                                     -------------     -------------      -------------     -------------
Segment Gross Profit (Loss)            $ 87,989          $(318,442)         $(650,915)        $(694,160)     $(1,575,528)
                                     =============     =============      =============     =============
Financial income, net and tax                                                                                $    37,819
                                                                                                           ---------------
Loss                                                                                                         $(1,537,709)
                                                                                                           ===============


1998
Segment                             Defense & Safety   Electric Vehicle   Consumer Battery   All other         Total
Revenues from external customers       $229,088         $  448,195                            $     533      $   677,816
Direct Expenses                         289,594          1,249,653             727,720          534,114        2,801,081
                                     -------------     -------------      -------------     -------------
Segment Gross Loss                     $(60,506)        $ (801,458)          $(727,720)       $(533,581)     $(2,123,265)
                                     =============     =============      =============     =============
Financial income, net and tax                                                                                $   100,639
                                                                                                            ---------------
Loss                                                                                                         $(2,022,626)
                                                                                                            ===============


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

GENERAL

     During the third Quarter of 1999, the Company continued to focus its efforts on the development and the commercialization of its disposable ZincAir batteries for cellular phones. These batteries use the proprietary high-rate primary zinc-air technology developed by the Company in the last two years for portable electronic devices.

     Advantages of the ZincAir batteries include the battery's high capacity -- up to 4 times more than typical rechargeable batteries. The batteries are ideal and convenient for frequent travelers or for outdoor activities where charging is impractical or impossible. Batteries are charged and ready to use right out of the pack providing instant power, and are suitable for emergency and backup applications.

     The Company has signed several distribution agreements with after-market distributors of cellular accessories, and has received initial orders. Towards the end of the third Quarter, the Company began shipping batteries to its distributors. The Company line of existing products includes batteries for Nokia 5100/6100/7100 phones and Motorola MicroTAC phones and auxiliary battery for the Motorola StarTAC. Batteries for the Ericsson 600/800/1000 series are planned for the end of the forth quarter.

     Batteries are currently being produced using a manually operated production line. A custom designed high-capacity automatic line has been ordered as a turnkey project from an experienced vendor, and is currently in the final stage of the acceptance test. Delivery to the Company expected during the Forth quarter.

     During the third quarter, the Company continued to invest in strengthening its intellectual property position. The Company has more than 30 patents issued covering general aspects and various applications of ZincAir technology. The Company also filed a significant number of new applications focusing specifically on ZincAir batteries for consumer electronic devices and cellphones.

     The Company continues to develop other applications for its disposable ZincAir batteries, including devices for the telecommunications, medical and defense markets.

                           ELECTRIC FUEL CORPORATION

     The Safety Products Division of the Company is introducing new emergency lights for the marine life jackets market, and sales are gradually growing. Sales of emergency lights for the aviation market are stable with a potential for an increase, if contracts currently under negotiation will materialize.

     The Electric Vehicle Division is continuing its American all-electric transit bus development project in Nevada, supported by the Federal Transit Administration and the Israel-US Binational Industrial Research and Development
(BIRD) Foundation. The Company is supporting its Italian partner, Edison, with its effort to establish a 50-100 electric vehicle project in Milan, and is continuing the effort to establish a consortium to commercialize the technology in Germany.


RESULTS OF OPERATIONS:
THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

REVENUES

     Revenues for the third quarter of 1999 totaled $781,000 compared with $678,000 in the comparable period in 1998, an increase of $103,000. Revenues were $331,000 (1998: $229,000) for the Defense and Safety segment, $373,000 (1998: $448,000) for the Electric Vehicle segment and $62,000 (1998: $0) for the Consumer Battery segment.

     During the third quarter of 1999, the Company recognized revenues from the sale of Survivor Locator Lights and sale of consumer batteries, activities related to the United States Department of Transportation ("DOT") program. In 1998, the Company signed an agreement with DOT as part of a consortium that is seeking to demonstrate the ability of the Electric Fuel battery system to power a full size, all electric transit bus. The DOT approved $2.0 million in federal funding for the cost-shared $4.0 million program. The Company's share of the $4.0 million cost is approximately $3.5 million, 50% of which will be reimbursed to the Company out of the DOT funds. Since this is a cost-shared program, expenses associated with the Company's participation in the program will exceed the revenues to be earned from the program. The DOT program is expected to continue until the first quarter of year 2000. Additionally, the Company recognized revenues in connection with various defense R&D contracts.

     During the third quarter of 1998, the Company recognized revenues from the sale of Survivor Locator Lights. The Company also recognized revenues from the sale of additional batteries to the Deutsche Post, and began recognizing revenues in connection with various defense R&D contracts.

EXPENSES

     Research and development expenses and cost of revenues for the third quarter of 1999 were $2.0 million compared with $1.9 million for the third quarter of 1998. The Company believes that, given the Company's stage of development, it is not, at this time, meaningful to distinguish between R&D expenses and cost of revenues.

     As previously announced, the Company has entered into an agreement to complete development of a battery for powering transit buses, in connection with a program to develop a new hybrid propulsion system in conjunction with General Electric Corporate Research and Development ("General Electric"). The program is being partially funded by the BIRD Foundation. The DOT program described above complements the BIRD program.

                           ELECTRIC FUEL CORPORATION

     R&D expenses were reduced by $370,000 in the third quarter of 1999 as a result of recognition of grants from the Office of the Chief Scientist of the Ministry of Industry and Trade and the BIRD Foundation. The Company's 1999 R&D grant applications have been approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade. As a result, royalty-bearing grants of up to $910,000 will be available to the Company during 1999 to offset R&D expenses. Royalty-bearing grants in the amount of 223,000, was recognized in the third quarter of 1999. In addition, $147,000 of royalty bearing grants from the BIRD Foundation were recognized in the third quarter of 1999.

     Selling, general and administrative expenses for the third quarter of 1999 were $720,000 vs. $906,000 in the third quarter of 1998. The decrease was primarily attributable to reduced salaries and professional fees during the third quarter of 1999. The Company expects increases in selling, general and administrative expenses, particularly with respect to marketing expenses, as the Company expands the applications for its technology.

     Direct expenses for segments for the third quarter were $243,000 (1998:
$290,000), $691,000 (1998: $1.2 million), and $713,000 (1998: $728,000) in the
Defense and Safety, Electric Vehicle and Consumer Battery segments, respectively.

     The Company reported a net loss of $1.5 million in the third quarter of 1999 compared with a net loss of $2 million in the third quarter of 1998 due to the factors cited above.

RESULTS OF OPERATIONS:
NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.


REVENUES

     Revenues for the first nine months of 1999 totaled $1.9 million compared with $3.5 million in the comparable period in 1998, a decrease of $1.6 million. The reduction is primarily a result of the Company's reduced activities in the electric vehicle market and the "start-up" phase of its consumer battery activities. Revenues were $915,000 (1998: $748,000) for the Defense and Safety segment, $879,000 (1998: $2.8 million) for the Electric Vehicle segment, and $75,000 (1998: $0) for the Consumer Battery segment for the first nine months of the year.

     During the first nine months of 1999, the Company recognized revenues from the sale of Survivor Locator Lights, Defense R&D contracts, consumer batteries and activities related to the United States Department of Transportation ("DOT") program. In 1998, the Company signed an agreement with DOT as part of a consortium that is seeking to demonstrate the ability of the Electric Fuel battery system to power a full size, all electric transit bus. The DOT approved $2.0 million in federal funding for the cost-shared $4.0 million program. The Company's share of the $4.0 million cost is approximately $3.5 million, 50% of which will be reimbursed to the Company out of the DOT funds. Since this is a cost-shared program, expenses associated with the Company's participation in the program will exceed the revenues to be earned from the program. The DOT program is expected to continue until the first quarter of year 2000.

     Revenues for the first nine months of 1998 were principally derived from activities relating to the extension of Deutsche Post Field Test, which terminated in the second quarter of 1998. Additionally, in 1998, the Company recognized revenues from the sale of additional batteries to the

                           ELECTRIC FUEL CORPORATION

Deutsche Post as well as sales of Electric Vehicle batteries to Edison Termoelettrica, SpA ("Edison"). The Company also recognized revenues from the sale of Survivor Locator Lights and defense R&D contracts.


EXPENSES

     Research and development expenses and cost of revenues first nine months of 1999 were $6.4 million compared with $7.2 million for the first nine months of 1998. The Company believes that, given the Company's stage of development, it is not, at this time, meaningful to distinguish between R&D expenses and cost of revenues. The decrease in expenses of $0.8 million from the first nine months of 1999 is principally attributable to a reduction of expenses and personnel related to Electric Vehicle battery development. This decrease was partially offset by the Company's increased costs associated with Consumer Battery development and production of increased quantities of Survivor Locator Lights in the Defense and Safety Division in the first nine months of 1999. The Company's 1999 grant applications have been approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade and royalty bearing grants have therefore been recognized in the first nine months of 1999 in the amount of $768,000. During the first nine months of 1998, no royalty bearing grants were recognized, as the 1998 Chief Scientist application was not approved until later in the year.

     As previously announced, the Company has entered into an agreement to complete development of a battery for powering transit buses, in connection with a program to develop a new hybrid propulsion system in conjunction with General Electric Corporate Research and Development ("General Electric"). The program is being partially funded by the BIRD Foundation, and the Company recorded $273,000 of royalty-bearing grants in the first nine months of 1999, in connection with this program. The DOT program described above complements the BIRD program.

     Selling, general and administrative expenses for the first nine months of 1999 were $2.2 million vs. $2.5 million in the first nine months of 1998. The Company expects selling, general and administrative expenses will increase, particularly with respect to marketing expenses, as the Company expands the applications for its technology.

     Direct expenses for segments for the first nine months of the year were $963,000 (1998: $1.1 million), $2.1 million (1998: $4.0 million), and $2.5 million (1998: $2.0 million) in the Defense and Safety, Electric Vehicle and Consumer Battery segments, respectively.

     Financial income, net of interest expense, exchange differentials, bank charges, and other fees, totaled approximately $161,000 in the first nine months of 1999 compared to $379,000 in same period in 1998.

     The Company reported a net loss of $5.6 million in the first nine months of 1999 compared with a net loss of $5.8 million in the first nine months of 1998 due to the factors cited above.


IMPACT OF YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company considers a

                           ELECTRIC FUEL CORPORATION

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


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, the Company had cash, cash equivalents and financial investments of approximately $3.0 million compared with $8.9 million as of December 31, 1998.

     The Company used available funds in 1999 primarily for continued research and development expenditures, and other working capital needs. The Company increased its investment in fixed assets by $1.2 million primarily in the automatic product line of disposable ZincAir cells for cellphone batteries, during the nine months ended September 30, 1999.

     EFL presently has a line of credit with the First International Bank of Israel Ltd. ("FIBI") ("the Credit Facility"). Borrowings under the Credit Facility bear interest at FIBI's prime rate + 2% per annum, are unconditionally guaranteed by the Company and are secured by a pledge of foreign currency deposits in the amount of NIS 750,000 (approximately $175,000). Additionally, the Credit Facility imposes financial and other covenants on EFC and EFL and presently expires on December 16, 1999. As of September 30, 1999, the bank had issued letters of credit and bank guarantees totaling approximately $381,000.

     The Company has no long term debt outstanding, and is using its cash reserves and revenues from operations primarily to continue development of batteries for consumer electronic devices, as well as to participate in the BIRD and DOT Electric Vehicle programs and Chief Scientist grant. Furthermore, as previously announced in July 1999, the Company entered into a three - year exclusive distribution contract with the Banner Telecom group for Electric Fuel's line of ZincAir cellular phone batteries. The Company also entered into additional distribution agreements with cellular accessories after market distributors in several other countries. The Company has received orders from these distributors and begun initiating battery deliveries at the end of the third quarter. In order to manufacture the quantities envisioned under these agreements, the Company will have to operate its automatic production line, which has already been ordered. Accordingly, the Company is seeking additional funding, including increasing of its credit lines with the banks and through the issuance of equity or debt securities to put this automated production line into operation and continue its operations. At the same time, the Company is pursuing other options, such as joint ventures or other strategic relationships. However, there can be no assurance that the Company will obtain any such additional funding. If additional funding is not secured, the Company will have to modify, reduce, defer or eliminate certain of its anticipated future commitments and/or programs.

PART II



ITEM 6.

 1. No reports on Form 8-K were filed during the first nine months of 1999.

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


Dated:  November 9, 1999