Form 10-K405
period 1999-12-31
ELECTRIC FUEL CORP
filed 2000-03-16
CIK 916529

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: DECEMBER 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from___________to

                         Commission File Number 0-23336


                            ELECTRIC FUEL CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         954302784
   (State or other jurisdiction                         (I.R.S. Employer
 of incorporation or organization)                     Identification No.)


120 WOOD AVENUE SOUTH, SUITE 300, ISELIN, NEW JERSEY         08830
      (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code: (732) 635-7100

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of February 28, 2000 was approximately $216,827,138 (based on the last sale price of such stock as reported by The Nasdaq National Market).

As of February 28, 2000, 17,894,746 shares of registrant's Common Stock, $.01 par value per share (the "Common Stock"), were issued and outstanding.

                                     PART I


ITEM 1.  BUSINESS

GENERAL

     Electric Fuel Corporation ("EFC", "Electric Fuel", or the "Company") is engaged in the design, development and commercialization of its proprietary zinc-air battery technology for portable consumer electronic devices such as cellular telephones, laptop computers, PDA's and camcorders, as well as for electric vehicles and defense applications.

     The Company's technology has grown out of a research and development program conducted for nearly 10 years into the field of zinc-air electrochemistry and battery design. During this period the Company has successfully demonstrated its electric vehicle technology in on-the-road programs in Germany, Sweden, Italy, Israel and the United States. The Company has also successfully applied its technology to a line of disposable high-capacity zinc-air battery power packs for cellular telephones.Through these efforts, Electric Fuel has sought to position itself as a major world leader in the application of zinc-air technology to innovative primary and refuelable battery systems.

     While zinc-air technology has been in use for over a century in a great variety of typically low-power devices (such as hearing aids), the Company has developed technologies that provide its batteries with enhanced performance in both power and energy at a low manufacturing cost. The Company's high-energy, high-power zinc-air battery is composed of a zinc anode and an air (oxygen reduction) cathode. It is different from most other battery technologies in that one of the electrodes -- the air cathode -- is not consumed during discharge but instead acts as a kind of electrochemical membrane that extracts oxygen from the atmosphere and introduces it into the cell. During discharge, the oxygen is electrochemically reduced to hydroxide ions at the cathode, and zinc at the anode is consumed by conversion to zinc oxide. In electric vehicles, the oxidized zinc is replaced with fresh zinc in a refueling process. In the Company's batteries for consumer electronics devices, the entire pack is constructed from low-cost, recyclable components and thus can be disposed of in an environmentally safe manner.

     To fully utilize its zinc-air battery technology for a wide selection of applications, the Company operates in three business areas: Consumer Batteries, Electric Vehicles, and Defense and Safety Products.

     The Consumer Batteries Division develops disposable primary zinc-air batteries as a substitute for lower performing and initially more expensive rechargeable batteries and has introduced the Company's first commercial zinc-air battery products. The first series of products consists of four models of disposable cellphone batteries, suitable for certain models of cellphones produced by Nokia, Motorola and Ericsson. The Company initiated the production and limited distribution of these batteries in North and South America and in Europe in the second half of 1999. With an automatic cell-production line scheduled to begin operations in the second quarter of 2000, the Company expects to produce, distribute and sell batteries for cellphones in increased quantities. Other consumer and industrial applications based on the same zinc-air cells are currently under development.

     The Electric Vehicle Division is continuing to focus on fleet applications of the zinc-air battery system with its partners in Europe and the United States. The division is implementing, in cooperation with General Electric, a U.S. federally funded program for developing an all-electric battery-powered transit bus in Nevada. As of early 2000, the division is also cooperating with a consortium of industrial companies in Germany to advance the use of zinc-air technology in fleet vehicles through a German government-funded demonstration project.

     The Defense and Safety Products Division continues to expand the development of other uses of the battery technology, including a portable zinc-air battery pack for the U.S. Army. This division also oversees the Company's water-activated safety light products for the commercial aviation and marine markets and is pursuing further development of the safety products business.

          For financial information concerning the business segments in which the Company operates, see Note 10 of the Notes to the Consolidated Financial Statements. For financial information about geographic areas in which the Company engages in business, see Note 10(c) of the Notes to the Consolidated Financial Statements.

     The Company was incorporated in Delaware in 1990. Unless the context requires otherwise, all references to the "Company" refer collectively to the Company and its wholly-owned subsidiary incorporated under the laws of Israel, Electric Fuel (E.F.L.) Limited ("EFL"), Electric Fuel GmbH, a German wholly-owned subsidiary of EFL, and other subsidiaries of EFC and EFL.

     In January 2000, the Company established a new headquarters office in New Jersey, from which it will concentrate its cellphone battery sales and marketing efforts for North America. EFC's new executive offices are located at 120 Wood Avenue South, Suite 300, Iselin, New Jersey 08830, and its telephone number at its executive offices is (732) 635-7100. The Company's website is www.electric-fuel.com.

     The Company's research, development and production activities are primarily carried out by EFL at its facility in Beit Shemesh, Israel. The Company also has a small battery research and development facility in Auburn, Alabama, which builds and tests prototype cells and batteries.

BUSINESS STRATEGY

     The Company believes that its long-term objectives will be met through a strategy of commercializing a broad portfolio of products utilizing its zinc-air technologies.

     This strategy consists of three elements:

[_] Develop and produce disposable zinc-air batteries for mass-market consumer electronic devices such as wireless phones, camcorders, notebook computers and hand-held devices.

[_] Develop and produce zinc-air battery solutions for portable energy applications in the consumer, industrial, medical and military sectors.

[_] Develop and implement refuelable zinc-air battery solutions for electric vehicles in large fleets of buses, light trucks and specialty vehicles.

     The Company believes that there is a large market for high-capacity primary batteries that are capable of powering high-drain electronic devices such as digital wireless phones, and is seeking ways to commercialize its disposable zinc-air battery technology for such devices. The Company intends to provide reasonably priced products for this market, and to market these products through distributors, wireless carriers, original equipment manufacturers (OEM's), accessory dealers, specialty and general retailers, and internet resellers.

     The Company also intends to explore the possibility of establishing strategic marketing and manufacturing partnerships. Potential strategic partners for cellphone batteries may include cellphone manufacturers, battery producers and assemblers, cellular accessory distributors, cellular phone service providers and consumer goods distributors. The Company intends initially to manufacture zinc-air cells and assemble batteries for use in consumer electronic devices at its own facilities, although the Company may later outsource part of this work as volume increases.

     The Electric Vehicle Division continues to focus on obtaining and implementing co-funded demonstration projects in the U.S. and Europe, and on building broad industry partnerships that can lead to eventual commercialization of the zinc-air system. This approach supports the Company's long-term strategy of achieving widespread implementation of the Electric Fuel zinc-air energy system for electric vehicles in large commercial and mass transit vehicle fleets. The Company intends to strengthen existing relationships and to develop new networks of strategic alliances with fleet operators, companies engaged in energy production and transportation, automobile manufacturers and others in order to establish the infrastructure necessary for further development and commercialization of the Electric Fuel Zinc-Air system.

     The Company bases its strategy in the defense business sector on the development and commercialization of its next-generation zinc-air battery technology, as applied in its ongoing work for the U.S. Army's Communications Electronics Command (CECOM). The Company will continue to seek new applications for its technology in defense projects, wherever synergistic technology and business benefits may exist. We intend to continue to develop our battery products for defense agencies, and plan to sell our products either directly to such agencies or through prime contractors.

     The Safety Products Division, which produces lifejacket lights based on the Company's water-activated magnesium-cuprous chloride battery technology, intends to continue to work with OEM's, distributors and end-user companies to expand its market share in the aviation and marine segments. In 1999, the Company introduced two new products, one for use with marine life jackets and another for use with aviation life vests. Both products were certified under the applicable marine and aviation safety regulations.

CONSUMER BATTERIES DIVISION

     In the second half of 1999, the Consumer Batteries Division began initial deliveries of disposable cellphone batteries in the first line of commercial consumer products based on Electric Fuel's zinc-air battery technology. By the end of 1999, four battery models were available for certain models of Nokia, Ericsson and Motorola cellphones. The batteries are already in limited distribution in North and South America and Europe.

     There are currently more than 400 million cellular telephones in use worldwide, and industry experts expect that figure to grow to between 800 million and 1 billion by 2003. Moreover, the Company believes that two other industry trends will have a strong positive impact on the market for Electric Fuel's line of primary cellphone batteries:

[_] The Company believes that the emergence and projected growth of so-called `convergence' products--those which combine wireless communications with computer functions such as data and fax transmission, and internet and e-mail connection--will lead to an increased demand for high-power batteries. The limited capacity of rechargeables will be underscored by the energy consumption of the new phones which incorporate high-drain elements such as color screens and video.

[_] The amount of usage per user (usually measured in minutes of airtime) is increasing even faster than the number of users.

PRODUCTS

     Electric Fuel currently offers four models of disposable zinc-air battery for cellphones, all built from the same Electric Fuel zinc-air cells, which are connected in series in order to deliver the required voltage. All of them are sold under the brand name "ZincAir". The four models and their general characteristics are shown as follows:

[_]  Model No. EF-N6-33 for Nokia 7100, 6100 & 5100 series
     Capacity: 3300 mAh
     Operating Voltage: 3.6V
     9-18 hours talk time
     180-550 hours standby
     Weight: 80g

[_]  Model No. EF-E6-33 for Ericsson 600, 800 and 1000 series
     Capacity: 3300 mAh
     Operating Voltage: 4.8V
     8-16 hours talk time
     130-500 hours standby
     Weight: 97g

[_]  Model No. EF-M1-33 for Motorola MicroTAC series
     Capacity: 3300 mAh
     Operating Voltage: 6V
     9-23 hours talk time
     72-424 hours standby
     Weight: 118g

[_]  Model No. EF-M2-33 for Motorola StarTAC series (Auxiliary Battery)
     Capacity: 3300 mAh
     Operating Voltage: 3.6V
     6-16 hours talk time
     80-350 hours standby
     Weight: 79g

     While marketing and establishing automatic production facilities for these products, the Company also intends to develop new products based on the same zinc-air cell technology.

ADVANTAGES OF ELECTRIC FUEL'S CONSUMER BATTERY PRODUCTS

Battery Performance - Increased talk and standby time

     Electric Fuel's ZincAir batteries deliver a unique combination of high-energy density and high power density, which provides superior performance in cellphones. Electric Fuel ZincAir batteries provide 3 to 5 times more talk and standby time than comparable rechargeable batteries made for these products.

Convenience

     The Electric Fuel ZincAir battery offers two kinds of convenience for cellphone users:

     First, the battery is fully charged and ready to use right out of the package, and requires no initial charging, unlike new rechargeable batteries which are sold (or provided with new phones) in an uncharged or partially charged state.

     Second, the user is freed from the inconvenience of charging his cellphone battery. On business and vacation trips, the user of the Zinc-Air battery benefits both from not having to take along a charger and from not having to remember to charge the phone every night.

     Thus, the ZincAir battery, with a two-year shelf life, offers cellphone users the same convenience that disposable alkaline batteries provide for portable CD players, pagers and many PDA's. A typical user should be able to use a digital wireless telephone for up to several weeks with a single battery.

Safety & Environment

     Zinc-air is a proven, safe chemistry used extensively in hearing aids and pagers, as well as other devices where a high-energy, lightweight battery is desired. Electric Fuel batteries have been tested and found safe by Underwriters' Laboratories. The Electric Fuel ZincAir battery contains no heavy metals or hazardous compounds, and is designed to be environmentally benign and fully recyclable.

     As a disposable battery, the Electric Fuel battery avoids the complications and hazards associated with recharging such as overcharge and overdischarge. Electric Fuel ZincAir batteries are designed to be fully recyclable in the same manner as primary alkaline batteries. At present, there are no commercial recycling facilities available either in the United States or in Europe for primary alkaline or zinc-air batteries.

MARKET, MARKETING STRATEGIES AND SALES

Targeting key market segments

     Electric Fuel has identified key market segments that it believes will purchase disposable cellphone batteries because of their high capacity and added convenience, and has developed a marketing message for each segment:

[_] BUSINESS TRAVELERS: "Frequent travelers and road warriors are happy to have one less charger to pack - and no special adapters for international electrical sockets. One zinc-air battery has enough capacity for almost any business trip, and is always ready right out of the pack."

[_] OUTDOORS ENTHUSIASTS AND VACATIONERS: "Whether on weekend fishing trips or week-long camping trips far from the nearest electrical socket, there are not many charging opportunities in the great outdoors. With the Electric Fuel Zinc- Air battery, `out of town' need not mean `out of touch.'"

[_] PROFESSIONALS IN THE FIELD: "Maintaining that vital link is crucial, and field professionals can't take the chance of being cut off because the phone's battery has run down. A ready-to-use, high-capacity disposable battery from Electric Fuel will prevent someone `out on the job' from being out of contact."

[_] "JUST IN CASE": "For any cellphone user who has ever experienced the sinking feeling that goes with the words `battery low'. Keeping Electric Fuel's ready- to-use disposable battery on hand 'just in case' means never being caught without power again."

Multi-Channel Sales Implementation Program

     Implementation of the Company's marketing strategy for cellphone batteries is being undertaken through the following channels, some of which were already being implemented by the end of 1999, and some of which are expected to be implemented in 2000:

     (1) Sales through distributors of cellphone accessories. At the end of 1999, Electric Fuel had signed distributorship agreements in the U.S., UK and South Africa, and had filled initial orders from the distributors. These distributors include Wireless Solutions, Inc., a subsidiary of Tessco Technologies in the United States; Banner Telecom in the United Kingdom; and Vodac in South Africa. Electric Fuel is also selling through other, smaller distributors.

          Through participation in trade shows in the U.S. and Europe, the Company is pursuing additional opportunities to expand its growing network of distributors, while garnering more publicity and product recognition in the industry. Electric Fuel is working to expand its network of distributors in the U.S., Western and Eastern Europe, South America, Australia and Israel.

     (2) Direct sales via the Internet. The Company has revamped its website in order to facilitate secure on-line ordering of batteries, and believes that e-commerce channels (including resellers' websites) will provide a convenient way for first-time and repeat customers to purchase batteries, although in the short term this is expected to generate a modest revenue stream.

     (3) Retail sales at travel-oriented locations. The Company is working to promote retail sales at travel-oriented locations, such as airports and train stations, and later supermarkets, convenience stores and mass retailers. The Company's batteries are already available in airport shops in the UK and Holland. In January 2000, the Company sold batteries to distributors who plan to sell them at airport shops in Switzerland.

     (4) Strategic alliances with cellular phone carriers. The Company's management sees cooperation with cellular service providers as an important step towards broadening the Electric Fuel cellphone battery market by appealing to mainstream cellular users. The Company has received an initial order for 25,000 batteries from Telefonica de Argentina, an Argentinean cellular phone carrier, which order was shipped in January 2000. Electric Fuel intends to seek similar relationships in additional countries.

     (5) Strategic alliances with cellular telephone manufacturers. The Company seeks cooperation ranging from having advanced design information on new phone models to joint product development and marketing.

Promotional Activities

     The Company has developed "Point of Sales" materials and in-store posters to support its retail effort. It is participating in co-op advertising with its distributors, running special offers (buy 2 get 3) and Internet promotions.

New U.S. Office

     Electric Fuel in January 2000 opened its U.S. sales headquarters office in New Jersey, and announced the hiring of a vice president for North American marketing and sales, who will head the New Jersey office. The Company plans to open sales offices Europe as well, and will work with more sales representatives. The Company plans to advertise in trade, travel and consumer channels, and conduct Public Relations to promote the products.

Trade Shows

     Electric Fuel plans to participate in major Trade Shows scheduled for the year 2000 in the U.S. and Europe. The Company participated in the Consumer Electronics Show in Las Vegas in January 2000, and exhibited its products at both the CTIA Wireless 2000 show (New Orleans) and CeBIT (Hannover, Germany) in February 2000.

Price

     The Company believes that the Electric Fuel Zinc-Air batteries, when produced in commercial quantities, could eventually retail between $6.95 - $9.95 depending on the cell phone model and capacity of the battery. At the end of 1999, the manufacturer's suggested retail price, at the small initial production levels, was $16.95.

PRODUCTION

     The company's production facilities are located at Electric Fuel Limited's facilities in Beit Shemesh outside of Jerusalem, Israel. The Company is currently producing both the Zinc-Air cells and the battery packs. Since May 1999 the Company has been using custom-designed manual and semi-automatic equipment and tooling to produce up to 2,000 batteries per day. An automated production line capable of producing up to 500,000 batteries per month is due to begin production in the second quarter of 2000. The automatic line was built in the U.S. and shipped to Israel in January 2000.

COMPETITION

     The market for cellphone batteries has been almost entirely dominated by rechargeable battery packs incorporating nickel-cadmium, nickel-metal hydride and lithium-ion cells. Typically these batteries are provided in standard configuration of 800 to 1200 mAh with new handsets, and rechargeable batteries of up to 3000 mAh or more are now available as aftermarket accessories. Rechargeable batteries are produced and/or packaged by the leading cellphone handset manufacturers, such as Nokia Corporation and Motorola, Inc., as well as by numerous aftermarket producers that sell private-label or off-brand models.

     Rechargeable batteries provide lower life-cycle costs than primary batteries when measured in terms of cost per total lifetime usage. Further, rechargeable batteries relieve the user of the need to continually purchase primary batteries. However, the per-cycle usage time of rechargeable batteries is generally limited, particularly in the case of standard configuration batteries in the range of 800 mAh to 1200 mAh. Use of rechargeable batteries also requires the user to have available a charger and transformer unit; a power socket(generally one with alternating current (AC) electricity if for indoor use, or with direct current (DC) if for outdoor or in-vehicle use); and sufficient time to charge the battery after it is depleted.

     The Company's market penetration strategy is to deliver a primary battery that offers the convenience of a longer use time and that does not require charging.

     Until now, rechargeable battery technology for cellphones has evolved in steps: The first transition, starting in the early to mid-1990s, was from nickel-cadmium packs to nickel-metal hydride (NiMH) packs, which offered moderate gains in energy density while eliminating the so-called `memory effect' which prevented nickel-cadmium batteries from being fully recharged if they were not first fully discharged. NiMH batteries typically offer practical energy densities of up to 70 watt-hours per kilogram (Wh/kg). The second transition has been to lithium-ion (Li-ion), which has offered moderate gains in energy density but at a higher cost than nickel-metal hydride. NiMH hydride batteries are still commonly sold alongside Li-ion packs. Li-ion packs typically offer practical energy densities in the range of 70-100 Wh/kg. A third transition, which industry experts anticipate will be underway shortly, is expected from lithium-ion to lithium-ion polymer. The latter promises further gains in energy density as well as greater flexibility in packaging. Figures promised by lithium-ion polymer battery manufacturers such as Valence Technologies range from 120 to 135 Wh/kg at the cell level. In comparison, the Company's current commercial products offer 150 to 167 Wh/kg at the pack level and about 240 Wh/kg at the cell level. Electrofuel, Inc., a development company, claims to have a lithium-ion polymer battery pack suitable for notebook computers that delivers 190 Wh/kg.

     Other Primary Batteries

     A huge array of consumer products are designed for and use primary alkaline batteries. These include toys, flashlights, and small electronic products such as portable radios and compact disc players. Some information and communication accessories also fit into this category, such as pagers and many personal digital assistants (PDA's). Even though rechargeable batteries (such as, for example, "AA"-size nickel-metal hydride batteries) are widely available to run these devices, most consumers are currently choosing to purchase primary batteries rather than rechargeables, despite potential savings in life-cycle costs that can be derived from using rechargeables.

     The primary distinguishing factor between devices that use primary alkaline batteries and those that use rechargeables is the power consumption of the device. Cellphones, notebook computers, camcorders and cordless power tools, which typically use rechargeables, have a higher power consumption than most devices that use primary alkaline batteries. The use of alkaline batteries in the higher power devices is either impossible or impractical because of prohibitively limited use time and high replacement cost, and therefore they have traditionally been designed to use rechargeable batteries.

     An example of differentiation in battery selection along the lines of power consumption can be seen in new PDAs that incorporate wireless communications. Older PDAs from companies such as 3COM and Psion were designed to use primary alkaline batteries, while newer models from these manufacturers, which now incorporate high-current wireless connectivity options, are being designed to use rechargeable battery packs.

     Until now, primary battery packs for cellphones have not been widely available, although Duracell (a division of Gillette), among others, now offers such packs. The Duracell product consists of a reusable battery case with internal terminals into which the consumer can fit "AA"-size alkaline batteries; the case is sold with an initial quantity of batteries to allow initial use. The Company believes that such solutions have not been successful because the talk and standby times achievable with primary alkaline batteries are often even less than what is attainable with a rechargeable battery. Such solutions offer convenience similar to the Company's products in terms of immediate availability in an emergency situation, but do not offer the convenience of much greater talk and standby times that the Company's products offer.

     The Company believes that primary batteries other than zinc-air, such as primary alkaline batteries, will not in the next few years be able to offer an adequate combination of power and energy capabilities that would make them acceptable to consumers for use with cellphones in non-emergency situations. However, there can be no assurance that primary batteries using technology other than zinc-air and having adequate power and energy capabilities will not be developed and become available in the near future.

     Other Zinc-Air Batteries

     Primary zinc-air batteries are manufactured by many companies for use in hearing aids and similar devices. Such batteries are produced in the U.S. by major battery companies such as Rayovac, Duracell and Energizer, and outside the U.S. by major battery manufacturers such as Sony and Matsushita. The design of these batteries does not currently provide sufficient power for high-current digital cellphone applications.

     To date, the Company is not aware of any major battery manufacturer producing or announcing an intention to produce zinc-air batteries for cellphones. The entry into the market of a major battery manufacturer with a zinc-air pack similar to the Company's would most likely impact the ability of the Company to market its products.

     Over the last decade, several development companies have announced intentions to produce zinc-air battery packs for cellphones, notebook computers and similar devices. MATSI, Inc., a Georgia company, announced such intentions but apparently has ceased operations. AER Energy, a publicly-traded Georgia company, was formerly involved in the development and marketing of rechargeable zinc-air batteries for notebook computers, but in recent years has announced that it is working instead to bring primary zinc-air batteries for electronic devices to the market. To date it has not announced the availability of any such products beyond the prototype stage. AER Energy holds numerous patents related to zinc-air batteries, including several for an air manager system which they have licensed to Duracell.

     Other Technologies

     Motorola, Inc., among others, has in recent years announced and published research concerning the use of micro-fuel cells in cellphones. Such devices produce electricity from a controlled chemical reaction of hydrogen with oxygen. Should such devices become economical and available, they would most likely impact the ability of the Company to market its products. However, the Company does not believe that such devices will be made feasible or available in the next ten years, if ever.

ELECTRIC VEHICLE DIVISION

     Electric Fuel believes that environmental concerns and current and proposed legislation create incentives for fleet operators to use zero emission electric vehicles, and that the Electric Fuel Zinc-Air Energy System for electric vehicles is particularly suitable for use by such fleet operations. The Company believes the U.S. government will continue to support efforts to develop electric vehicles, which support the Company believes will create incentives for fleet operators (primarily bus and mass transit operators) to introduce electric vehicles into their fleets.

The Electric Fuel Zinc-Air Energy System for Electric Vehicles

     The Electric Fuel Zinc-Air Energy System consists of

     [_] an in-vehicle, zinc-air battery unit consisting of a series of zinc-air cells and refuelable zinc-fuel anode cassettes;

     [_]  a battery exchange unit for fast vehicle turn-around;

     [_] an automated battery refueling system for mechanically replacing depleted zinc-fuel cassettes with charged cassettes; and

     [_] a regeneration system for electrochemical recycling and mechanical repacking of the discharged fuel cassettes.

     With its proprietary high-power air cathode and zinc anode technologies, Electric Fuel's zinc-air battery delivers a unique combination of high-energy density and high-power density, which together power electric vehicles with speed, acceleration, driving range and driver convenience similar to that of conventionally powered vehicles.

     The Company believes that the Electric Fuel zinc-air battery system for powering electric vehicles offers numerous advantages over other electric vehicle batteries, which makes it ideal for fleet and mass transit operators. Fleet operators require a long operating range, large payload capacity, operating flexibility, all weather performance, fast vehicle turnaround, and competitive life-cycle costs. Electric Fuel-powered full-size vehicles, capable of long-range, high-speed travel, could fulfill the needs of transit operators in all weather conditions, with fast, cost-effective refueling. An all-electric, full-size bus powered by the Electric Fuel system can provide to transit authorities a full day's operating range for both heavy duty city and suburban routes in all weather conditions.

     In field trials with major European entities, the Company has demonstrated the commercial viability of the battery system by regularly driving 300 to 400 km in actual drive cycles. In 1996, a Mercedes-Benz MB410 van powered by the Electric Fuel zinc-air battery crossed the Alps, traveled from Chambray, France over the Moncenisio Pass, and continued to the zinc-air regeneration plant operated by Electric Fuel's Italian licensee, Edison Termoelettrica, SpA ("Edison"), in Turin, Italy. The 152 mile (244 km) drive included a 93 mile (150 km) continuous climb over mountainous terrain in which the vehicle climbed over 4,950 feet (1,500 meters) to reach the summit at 6,874 feet (2,083 meters), using only 65% of the battery's capacity. In November 1997, an electric Mercedes-Benz MB410 van was driven from central London to Central Paris on a single charge -- a distance of 272 miles (439 km), not including the rail transport through the English Channel Tunnel.

Major Programs

     The Company has formed several strategic partnerships and is engaged in demonstration programs involving the Electric Fuel Zinc-Air Energy System for electric vehicles in various locations in the U.S. and Europe.

THE DOT-FTA ZINC-AIR ALL ELECTRIC TRANSIT BUS PROGRAM

     In the United States, Electric Fuel's zinc-air technology is the focus of a $4 million 50%-cost sharing electric bus development program funded by the U.S. Department of Transportation's Federal Transit Administration.

     The Zinc-Air All Electric Transit Bus Program, which includes General Electric and Volvo's subsidiary Nova Bus Corporation ("Nova") as project partners, seeks to demonstrate the ability of the Electric Fuel battery system to power a full-size, all-electric transit bus, providing a full day's range for heavy duty city and suburban routes, under all weather conditions. In November 1998, a consortium consisting of Electric Fuel, the Center for Sustainable Technology, L.L.C., and the Regional Transportation Commission of Clark County, Nevada received approval for $2 million in federal funding for the $4 million Zinc-Air Electric Transit Bus Program. Additional project partners include the Community College of Southern Nevada and the Desert Research Institute.

     The program provides that the bus will utilize the new all-electric, battery/battery-hybrid propulsion system being jointly developed by Electric Fuel and General Electric with funding from the Israeli-U.S. Bi-National Industrial Research and Development ("BIRD") Foundation. The all-electric hybrid system consists of an Electric Fuel zinc-air battery as the primary energy source, and an auxiliary battery to provide supplementary power and energy for recovery when braking. The vehicle draws cruising energy from the zinc-air battery, and supplementary power for acceleration, merging into traffic and hill climbing, from the auxiliary battery.

     Electric Fuel believes that electric buses represent a particularly important market for electric vehicles in the United States. Transit buses powered by diesel engines operate in large urban areas where congestion is a fact of life and traffic is largely stop-and-go. As a result, they are the leading contributor to inner city toxic emissions, and are a major factor for those U.S. cities that have been designated as in "non-attainment" with respect to air quality standards. Moreover, the U.S. Environmental Protection Agency has identified particulate emissions from diesel engine emissions as a carcinogen.

     The Electric Fuel zinc-air energy system is particularly suitable for transit buses because transit buses must operate for up to 12 hours a day on a single battery charge. Furthermore, transit buses require a large energy storage battery to power the vehicle while attending to passenger needs such as air-conditioning and handicapped access. The test program is designed to prove that an all-electric bus can meet these and all other Los Angeles and New York Municipal Transit Authority mass transit requirements including requirements relating to performance, speed, acceleration, and hill climbing.

ALL-ELECTRIC HYBRID PROPULSION SYSTEM FOR TRANSIT BUSES AND HEAVY DUTY VEHICLES
- THE BIRD Program

     Electric Fuel and General Electric are also jointly developing an all-electric, battery/battery-hybrid propulsion system for powering electric buses and heavy-duty trucks. In July 1998 the two companies were awarded funding from the Israeli-U.S. Bi-National Industrial Research and Development ("BIRD") Foundation for the joint development of the electric propulsion system. The first application for the system will be an all-electric, zero-emission, full-size transit bus, in a program funded by the Federal Transit Administration of the U.S. Department of Transportation.

     Weighing approximately 20 tons with a capacity for 90 passengers, the all-electric transit bus is expected to be capable of running a full 8-10 hour shift without recharging. The program requires the bus to meet all power and performance levels required by U.S. transportation authority standards, including the operation of energy-consuming accessories such as air-conditioning and handicap lifts.

     The hybrid system consists of a primary energy source, provided by the Electric Fuel zinc-air battery, and an auxiliary battery. The vehicle draws cruising energy from the zinc-air battery, and supplementary power for acceleration, merging into traffic and hill-climbing from the auxiliary battery. When stopping or slowing down, the bus retarding system is designed to act as an energy-generator recharging the auxiliary battery. The new propulsion system will incorporate a General Electric drive system with General Electric's energy management systems, adapted specifically for this application.

     The zero-emission electric hybrid system is expected to offer significant economic advantages over other alternative-fuel solutions by greatly lowering vehicle maintenance cost with reduced brake wear-and-tear and virtually eliminating engine/transmission maintenance. The driving range of the bus is also expected to be expanded by up to 25%, enhancing energy efficiency and further reducing operating costs.

GERMANY - CONSORTIUM PROJECT

     In January 2000, the Company's Electric Vehicle Division announced that Electric Fuel has agreed to participate in a new cooperative, all-electric hybrid vehicle development and demonstration program in Germany. The program will be implemented by a consortium consisting of major German industrial firms such as DaimlerChrysler AG and Varta Batterie AG. The German Post, which sponsored an extensive field test of Electric Fuel's zinc-air battery system for electric vehicles from 1995-98, has also joined the consortium as an Advisory Partner.

     During the course of the 4-year, DM 24 million program, the German firms and certain academic institutions will develop and demonstrate a hybrid vehicle based on a DaimlerChrysler cargo van, using Electric Fuel's refuelable zinc-air batteries (to provide the main energy storage), high-power booster batteries provided by Varta, and ultracapacitors under development by Dornier GmbH (a division of DaimlerChrysler Aerospace) and by a Siemens-Matsushita subsidiary. Consortium organizers hope that the program will eventually lead to commercialization of clean electric transportation based on these technologies. Electric Fuel will be paid by the project for providing battery modules and battery refueling services, at a level that has not been finalized.

     The consortium's organizers include the Bremen Institute for Drive Technology and Ergonomics at the University of Bremen ("BIBA") and funding is being made available by the German Federal Science

Ministry. According to BIBA's press announcement, the Ministry selected the project, called "Electrical Power Supply for Vehicles with Long Range and High Acceleration" (abbreviated in German as "EFRB"), along with 5 other energy-related projects, from 68 applicants for financing under the ministry's major scientific energy initiative called "Energy Production and Storage for Peripheral and Mobile Applications."

     In a previous field test managed by Deutsche Post, the German postal service, the Electric Fuel Zinc-Air Energy System was tested by Deutsche Post in electric cargo vans that ran in Germany and Sweden from 1996 until 1998. This field test, which was successfully completed in May 1998, was managed by Deutsche Post to conduct a representative operating test of the Electric Fuel System. Initiated in Bremen, Germany, in 1996, the Deutsche Post program involved the use of several models of postal vans powered by the Electric Fuel zinc-air battery system and the establishment of the infrastructure for refueling and regenerating the batteries. Deutsche Post has stated that it is interested in adopting emission-free vehicles once such technology is available in large-scale production, and has joined the new Consortium as an Advisory Partner.

ITALY - EDISON

     Edison SpA, Italy's leading private energy producer, has been Electric Fuel's exclusive licensee in Southern Europe (Italy, France, Spain and Portugal) since 1993. Edison conducts marketing activities in its territory with electric vehicles powered by the Electric Fuel battery system. Edison has built, and is operating, a demonstration regeneration facility in Trofarello, near Turin, Italy.

     An Edison Fiat Ducato van powered by the Electric Fuel System has recently been in service at the Polyclinic hospital in Milan, distributing cargo from the hospital's central pharmacy. Based on the success of the test program, Edison plans to add new vehicles to be powered by Electric Fuel Zinc-Air batteries that will be used in Turin, Italy to carry both passengers and cargo.

     Under the terms of the license, which terminates in 2008, Edison is authorized to manufacture, use and sell Electric Fuel's zinc-air batteries, refueling systems, regeneration systems and related services based on the Company's technology within Edison's territory.

COMPETITION

     Electric Fuel believes that its products must be available at a price that is competitive with alternative technologies, particularly those intended for use in zero or low-emission vehicles. Besides other battery technologies, these include "hybrid systems" which combine internal combustion engine, diesel engine, battery technologies, use of hydrogen, and use of regular or low-pollution fuels such as gasoline, diesel, compressed natural gas, liquefied natural gas, ethanol and methanol. Other alternative technologies presently use costly components, including use of fuel cells, supercapacitors, flywheels and catalytic removal of pollutants. These various technologies are at differing stages of development and any one of them, or a new technology, may prove to be more cost effective, or otherwise more readily acceptable by consumers, than the Electric Fuel Zinc-Air Energy System for electric vehicles. In addition, the California Air Resource Board has expressed concerns to the Company about the costs associated with the zinc-air regeneration infrastructure as compared to battery technologies which use electrical recharging.

     The competition to develop electric vehicle battery systems and to obtain funding for the development of electric vehicle battery systems is, and is expected to remain, intense. The Company's technology competes with other battery technologies as well as with different zinc-air batteries and with advanced vehicle propulsion systems. The competition consists of development stage companies as well as major international companies and consortia including such companies, including automobile manufacturers, battery manufacturers, and energy production and transportation companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than those of the Company.

     An area of increased development has been that of fuel cell powered vehicles, spearheaded by the Ballard Corporation's solid polymer electrolyte hydrogen-air fuel cell program. Significant investments in this technology have been made by major automobile companies. However, Electric Fuel believes that its zinc-air cell technology is more likely to be commercially viable than the hydrogen or methanol systems, with a lower system cost and with more advantageous performance characteristics.

     The Company believes that competing zinc-air battery technologies are at a much earlier stage of development, not just in terms of size and number of cells, modules and demonstrations in electric vehicles, but also in terms of the scale of development effort. The Company is not aware of a competing zinc-air battery development effort that could yield a product that is superior to the Company's in terms of vehicle performance or life-cycle cost.

MARKETING

     The Company plans to seek to expand its existing strategic alliances in Europe, the United States and the Far East, benefiting from experience gained in connection with the DOT/FTA and its alliances with GE, Nova, Edison and Vattenfall. The Company also intends to seek support of government agencies, electric utilities and zinc manufacturers.

DEFENSE AND SAFETY PRODUCTS DIVISION

     The Defense and Safety Products Division is continuing to expand the development of other advanced uses of the battery technology, including an advanced portable zinc-air battery for the U.S. Army. This division also oversees the Company's water-activated lifejacket lights for commercial aviation and marine applications, and will pursue further development of the safety products business.

DEFENSE PROJECTS

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

MAJOR PROJECT - CECOM

     In December 1997, the Company was awarded a contract from the U.S. Army's Communications-Electronics Command (CECOM) to develop an advanced primary zinc-air battery. The original $398,000 contract was to run from January 1, 1998 through June 30, 1999. The contract has since been extended through March 31, 2000, and total funding has been increased to approximately $487,000.

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

     The primary zinc-air battery cell under development for the Army represents some technological advancements over the cell being produced by the Company for consumer battery applications, and could be the basis for a new generation of zinc-air cells for consumer batteries. Because of this type of beneficial interaction between defense projects and the evolution of new commercial products, the Company intends to continue to pursue additional military contracts for primary zinc-air battery development.

MARKET AND MARKETING STRATEGIES

     With shrinking defense budgets in most Western countries, fewer funds are being made available for research and development. The defense establishment in many countries, including the U.S., is looking to adopt so-called dual-use technologies, i.e., technologies that are produced for commercial markets and that can be adapted to military specifications with a minimum of expenditure. The Electric Fuel zinc-air technology fits this latter requirement, as the batteries being developed for military applications are based on the batteries that Electric Fuel has developed and continues to develop for the electric vehicle and consumer battery markets.

     Because the Electric Fuel technology appears capable of achieving energy and power densities in combinations heretofore unachieved by other battery technologies, it appears that there may be a sustainable market in military applications for the Company's products following the development stages. The Company's chances of success in the military markets would be adversely affected, however, should alternative battery technologies prove capable of achieving similar performance levels.

SAFETY PRODUCTS

     In 1996, the Company began to produce and market products for the aviation and marine safety and emergency markets.

     At present the Company has a product line consisting of four lifejacket light models. Each model has been approved under various safety regulations by one or more regulatory agencies.

     For the aviation market, the model WAB-H12 Survivor Locator Light (SLL) is a battery-powered light used to locate survivors of airplane accidents in the water. The battery itself is activated by immersion in water, and therefore is called a water-activated battery. The SLL is typically attached to life vests, life rafts, and similar flotation devices by the manufacturers of the flotation devices. These manufacturers are the Company's primary customers for this product.

     The WAB-H12 SLL consists of a magnesium-cuprous chloride battery attached to a light assembly that includes a mini-bulb inside a plastic focusing lens. The battery is activated by either sea water or fresh water, and lasts for more than 8 hours.

     The Company manufactures, assembles and packages the SLL in its factory in Beit Shemesh, Israel. The Company also manufactures a marine version of the WAB-H12 light with U.S. Coast Guard (USCG) approval.

     Having received regulatory certification in early 1999 for a new aviation light, the model WAB-H18, the Company began production of this new model during 1999. The WAB-H18 light is similar in form and function to the WAB-H12, but is lighter in weight and carries a more up-to-date certification.

     At the end of 1998 the Company received certification for a new product for the marine market, in which new certification requirements have taken effect. (See "Certification" below.) This new product, designated the model WAB-MX8 lifejacket light, utilizes two batteries of a type similar to that used in the WAB-H12 light, and uses a high efficiency bulb enclosed in a non-focusing dome-type lens intended to maximize light intensity throughout the upper hemisphere of the light sub-assembly, as dictated by the new marine certification requirements. The Company began manufacturing the WAB-MX8 lifejacket light in the first quarter of 1999.

CERTIFICATION

     Each of the Company's lifejacket lights is certified for use by relevant governmental agencies under various U.S. and international regulations.

     For use in commercial aviation, the model WAB-H12 light is certified by the U.S. Federal Aviation Administration (FAA) under Technical Specification Order
(TSO) C85, and the model WAB-H18 light is certified by the FAA under the newer TSO-C85a. Both lights are certified for production in Israel by the Civil Aviation Administration of Israel.

     For marine use, the model WAB-H12 light is certified by the U.S. Coast Guard (USCG) under Section 161.012 of the USCG regulations. The model WAB-MX8 light is certified by the USCG under Section 161.112 as meeting the Safety of Life at Sea (SOLAS) requirements of the International Maritime Organization. The WAB-MX8 is also certified by Lloyd's Register on behalf of the Marine and Coastguard Agency of the United Kingdom under the European Commission's Marine Equipment Directive, thus being the only marine lifejacket light fully approved for use by both the USCG and the relevant authorities of the European Union.

MARKET AND MARKETING STRATEGIES

     The annual market for lifejacket lights is estimated at 2 - 3 million units worldwide, of which about 50% is in Europe and 30% is in the United States. Approximately 80% of the sales are in the marine market; less than 20% of the sales are in the aviation market. Recent economic developments in the Asian markets, along with lengthened lifejacket maintenance cycles in the aviation industry, have led to a reduction in the aviation market over the last two years. The marine market has seen tremendous growth over the last two years, primarily because of new IMO SOLAS regulations expanding the categories of ships and ferries that are required to carry lifejacket lights, and in part because of the EU's adoption of IMO SOLAS regulations as EU directives. In addition, the average wholesale selling price of a marine lifejacket light has grown by more than 50% following the adoption of the 1998 SOLAS specification, which in general requires larger and more powerful batteries and more efficient lamps than the previous requirements.

     The marine safety market is characterized by several differentiable distribution channels: lifejacket manufacturers, shipping companies, chandlers/distributors, and distributors to the retail market.

There are over 200 manufacturers of lifejackets for the marine market, and many companies active in the other distribution channels.

     The Company markets its lights to the commercial aviation industry in the United States exclusively through The Burkett Company of Houston, Texas, which receives a commission on sales. For its marine safety products, The Company has established its own network of distributors in the U.S., Europe, Asia and Oceania.

COMPETITION

     Two of the largest manufacturers of aviation and marine safety products, including TSO and SOLAS-approved lifejacket lights, are ACR Electronics Inc. of Hollywood, Florida ("ACR"), and Pains Wessex McMurdo Ltd. of England ("McMurdo").

     ACR uses a water-activated magnesium-cuprous iodide battery for its TSO and USCG-approved lifejacket lights, and a primary LiSO2 battery product to meet the new SOLAS regulations. McMurdo uses water-activated magnesium-silver chloride batteries in its TSO-approved lights, and offers both water-activated and LiSO2-based lights for the marine market. McMurdo has several primary LiSO2 battery based products meeting the new SOLAS regulations. Other significant competitors in the marine market include Daniamant Aps of Denmark, and EJE Translite of Canada, both of whom use primary lithium batteries in their SOLAS-approved products.

REGULATORY AND ENVIRONMENTAL MATTERS

     Electric Fuel believes that its zinc-air batteries as currently produced are in compliance with applicable Israeli, European, and United States federal, state and local standards that govern the manufacture, storage, use and transport of the various chemicals used, and waste materials produced, in the manufacture and use of the Company's zinc-air battery, including zinc and potassium hydroxide. The Company has obtained the necessary permits under the Israeli Dangerous Substances Law, 1993, required for the use of zinc metal, potassium hydroxide and certain other substances in its facilities in Israel.

     The presence of potassium hydroxide as an electrolyte in the Company's electric vehicle batteries may subject its disposal to regulation under some circumstances. This electrolyte is the same as the electrolyte used in primary alkaline batteries and rechargeable nickel-cadmium and nickel-metal hydride batteries. The Company's electric vehicle battery technology uses relatively small amounts of spillable potassium hydroxide. The United States Department of Transportation regulates the transport of potassium hydroxide, and it is likely that any over-the-road transport of spillable potassium hydroxide in the United States will require manifesting and placarding.

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

     Electric Fuel's disposable zinc-air batteries for cellular phones are similar in chemical makeup to primary alkaline batteries. Accordingly, the Company's cellular phone battery, like those products, is not expected to be regulated as to transport and is expected to be exempt from dangerous goods regulations. Furthermore, like state-of-the-art zinc alkaline cells which must be mercury and cadmium free, Electric Fuel's products are also completely free of toxic mercury and cadmium additives.

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

     The Company has been filing patents on its zinc-air battery system for electric vehicles since 1990. These applications have resulted in 32 unexpired U.S. patents and 15 corresponding European patents. These patents cover various aspects of the Electric Fuel System technology, including the overall system, the zinc anode, including its physical and mechanical attributes, the construction of the air cathode, cell structure and arrangements, connectors, the automatic refueling system, zinc regeneration, and safety features.

     The Company also holds two unexpired U.S. patents covering its high-power zinc-oxygen battery for torpedoes, two more covering the use of Electric Fuel's zinc in other alkaline batteries, and one covering the Company's water-activated magnesium-cuprous chloride batteries.

     In early 1998, building on the development work that began at EFL in late 1996 on smaller zinc-air cells for consumer batteries, EFL began filing new patent applications specifically covering its consumer batteries. To date, more than 20 such applications have been filed in the U.S., and numerous corresponding PCT applications have been filed for appropriate worldwide coverage. The Company expects to file additional applications in 2000 and succeeding years. The consumer battery patent applications cover all aspects of the cell and battery pack, including cell components and design, pack components and design, and air access management.

     In addition to patent protection, the Company relies on the laws of unfair competition and trade secrets to protect its proprietary rights. The Company attempts to protect its trade secrets and other proprietary information through confidentiality and non-disclosure agreements with customers, suppliers, employees and consultants, and through other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

RESEARCH AND DEVELOPMENT

     During the years ended December 31, 1997, 1998, and 1999, the Company's gross research and product development expenditures, including costs of revenues, of prototype batteries and components of the Electric Fuel System, were $12.2 million, $10.0 million and $7.8 million respectively. During these periods, the Office of the Chief Scientist of the Israel Ministry of Industry and Trade (the "Chief Scientist") participated in research and development efforts of the Company thereby reducing the Company's gross research and product development expenditures in the amounts of $2.4 million, $447,000 and $926,000 for the years 1997, 1998 and 1999, respectively. During 1998 the Israel-U.S. Binational Industrial Research and Development Foundation ("BIRD") also began participating in the research and development efforts of the Company by sponsoring a joint project to develop a hybrid propulsion system for transit buses with General Electric Corporate Research and Development. The Company received grants from BIRD totaling $43,000 and $277,000 during the years ended December 31, 1998 and 1999, respectively.

     Under the terms of the grants from the Chief Scientist and current Chief Scientist regulations, the Company is obligated to pay royalties at the rate of 3% of the sales of products developed from projects funded by the Chief Scientist for the first three years of sales, increasing thereafter, up to 5%. The Company currently pays royalties at the rate of 3% of Electric Vehicle and Cellphone batteries revenues. The obligation to make such royalty payments ends when 100% of the amount granted (in NIS linked to the U.S. dollar) is repaid. The Government of Israel does not acquire proprietary rights in the technology developed using its funding, but certain restrictions with respect to the technology apply, including the obligation to obtain the Israeli Government's consent to manufacture the product based on such technology outside of Israel or to transfer the technology to a third party, which consent may be conditioned upon an increase in royalty rates or in the amount to be repaid. Current regulations require that, in the case of the approved transfer of manufacturing rights out of Israel, the maximum amount to be repaid through royalty payments will be increased to between 120% and 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel, and that an increased royalty rate will be applied.

     Under the terms of the grants from BIRD, the Company is obligated to pay royalties at the rate of 2 1/2% of the first year's gross sales and, in succeeding years, at the rate of 5% of gross sales until 100% of the Grant has been repaid, whereupon the repayment rate shall decrease to 2 1/2 % of the gross sales. The total amount to be repaid reaches a maximum of 150% of the grant if it takes five years or longer for the grant to be repaid. Should any portion of the technology developed be sold outright to a third party, one-half of all proceeds of the sale shall be applied as received on account of royalties. The repayment obligation is in U.S. dollars linked in value to the U.S. Consumer Price Index.

EMPLOYEES

     As of February 20, 2000, the Company had 132 full-time employees in its Israeli subsidiary. Of these employees, 4 hold doctoral degrees and 53 hold other advanced degrees. Of the total, 27 employees were engaged in product research and development, 93 were engaged in production and operations, and the remainder in general and administrative functions. The Company also had 2 employees at its Auburn,

Alabama research facility and 2 employees in its New Jersey office. The Company's success will depend in large part on its ability to attract and retain skilled and experienced employees.

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

     Israeli law generally requires severance pay upon the retirement or death of an employee or termination of employment without due cause. EFL currently funds its ongoing severance obligations by making monthly payments to approved severance funds or insurance policies. In addition, Israeli employees and employers are required to pay specified sums to the National Insurance Institute, which is similar to the United States Social Security Administration. Since January 1, 1995, such amounts also include payments for national health insurance. The payments to the National Insurance Institute are approximately 14.6% of wages (up to a specified amount), of which the employee contributes approximately 66% and the employer contributes approximately 34%. The majority of the permanent employees of EFL are covered by "managers insurance," which provides life and pension insurance coverage with customary benefits to employees, including retirement and severance benefits. The Company contributes 14.33% to 15.83% (depending on the employee) of base wages to such plans and the permanent employees contribute 5% of their base wages.

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


ITEM 2.  PROPERTIES

     EFC's corporate headquarters are located in New Jersey and leased on a month-to-month basis. The Auburn, Alabama research facility, constituting approximately 2,000 square feet, is leased on an annual basis. The Company's administrative facilities and research, development and production facilities for the manufacture and assembly of Electric Fuel batteries, related Electric Fuel System components, and Survivor Locator Lights, constituting approximately 34,000 square feet, are located in Beit Shemesh, near Jerusalem, Israel. The original lease for these facilities in Israel expired on December 31, 1997. The Company extended the lease for a period of ten years, with the ability to terminate the lease every two years beginning December 31, 1999 upon three months' written notice. Moreover, the Company may terminate the lease at any time upon 12 months written notice. In addition, the Company previously leased in Beit Shemesh additional space of approximately 16,000 square feet. The lease agreement for this space has expired and the Company is presently negotiating an extension of the terms of the lease. As more fully described below, the Company intends to transfer the production facilities currently located in Beit Shemesh to a new facility in Jerusalem once the facilities are constructed.

     The Company has been looking for additional land to construct larger premises near its Jerusalem facilities. In January 1999, the Company received a letter from the Israel Ministry of Industry and Trade authorizing the allocation to the Company of approximately 5.9 dunam (approximately 1.5 acres) with rights to construct facilities of up to approximately 95,000 square feet in Jerusalem. The Company has paid the Jerusalem Land Development Authority approximately $171,000 in development fees related to this site to complete its obligations in this regard. The Company has yet to enter into a formal lease agreement for the site with the Israel Land Authority. When such a lease agreement is entered into, a capitalized lease fee will be due in the approximate amount of $1.2 million. If an agreement is not reached, the development fees will be returned to the Company.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company may be involved in litigation relating to claims arising out of its operations. As of the date of this filing, the Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company's business, financial condition or result of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     Since February 1994, the Company's Common Stock has been traded under the symbol EFCX in the Nasdaq National Market. The following table sets forth, for the periods indicated, the range of high and low closing prices of the Company's Common Stock in the Nasdaq National Market System.

                                       HIGH          LOW
          1999
          First Quarter                       $4.00         $2.69
          Second Quarter                       3.22          1.34
          Third Quarter                        1.94          1.22
          Fourth Quarter                       4.00          1.13

          1998
          First Quarter                       $4.38         $2.38
          Second Quarter                       5.94          2.44
          Third Quarter                        5.41          2.88
          Fourth Quarter                       3.59          2.50

     As of February 28, 2000 the Company had approximately 223 holders of record of its Common Stock.

DIVIDENDS

     The Company has never paid any cash dividends on its Common Stock. The Board of Directors presently intends to retain all earnings for use in the Company's business. Any future determination as to payment of dividends will depend upon the financial condition and results of operations of the Company and such other factors as are deemed relevant by the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

  Since September 30, 1999, the Company has issued the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

     (1) On December 28, 1999, pursuant to a Securities Purchase Agreement between the Company and a group of purchasers (including Leon S. Gross, a director of the Company), the Company issued an aggregate of 1,425,000 shares of Common Stock. The shares were issued at a price of $2.00 per share. The Company also issued in this transaction warrants to purchase an additional 1,425,000 shares of Common Stock, of which warrants to purchase 950,000 shares of Common Stock have an exercise price of $1.25 per share and are exercisable for a period of six months, and warrants to purchase 425,000 shares of Common Stock have an exercise price of $4.50 per share and are exercisable for one year. All the shares of Common Stock issued in this private placement, including the shares of Common Stock underlying the warrants, were subsequently registered for resale pursuant to a registration statement on Form S-3 that was declared effective on February 10, 2000.

     (2) On December 3, 1999, Robert S. Ehrlich and Yehuda Harats each purchased 125,000 shares of Common Stock out of the Company's treasury at $1.3438 per share, the closing price of the Common Stock on December 2, 1999. Payment was rendered by Messrs. Ehrlich and Harats for their purchases in the form of promissory notes in the amount of $167,975 each.

     (3) On January 10, 2000, pursuant to a Common Stock Purchase Agreement dated January 5, 2000 between the Company and a group of purchasers, the Company issued an aggregate of 385,000 shares of Common Stock at a price of $2.50 per share. All the shares of Common Stock issued in this private placement were subsequently registered for resale pursuant to a registration statement on Form S-3 that was declared effective on February 10, 2000.

     All of the above shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial information set forth below with respect to the statements of income (loss) for the fiscal year in the period ended December 31, 1999, and with respect to the balance sheets at the end of the year has been derived from the financial statements of the Company, which have been audited by Kost Forer & Gabbay, independent certified public accountants in Israel and a member firm of Ernst & Young International.

     The selected financial information set forth below with respect to the statements of income (loss) for each of the four fiscal years in the period ended December 31, 1998, and with respect to the balance sheets at the end of each such fiscal year has been derived from the financial statements of the Company, which have been audited by Kesselman & Kesselman, independent certified public accountants in Israel, and a member firm of PriceWaterhouseCoopers International Limited.

     The financial information set forth below is qualified by and should be read in conjunction with the Financial Statements contained in Item 8 of this Report and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this Report."

                                                                  YEAR ENDED DECEMBER 31
                                       1995            1996              1997              1998              1999
                                 -------------------------------------------------------------------------------------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues                              $  4,372          $  5,405           $ 4,526           $ 4,013           $ 2,694
                                 -------------------------------------------------------------------------------------
Research and development
expenses and costs of revenues          12,818            11,562             9,953             9,680             6,631

Provision for anticipated
 program losses                          2,600                --                --                --                --

Selling, general and
 administrative   expenses               2,752             4,693             4,333             3,561             3,163
                                 -------------------------------------------------------------------------------------
Operating (loss)                      $(13,798)         $(10,850)          $(9,760)           (9,228)           (7,100)
Financial income                           664               794               775               652               190
                                 -------------------------------------------------------------------------------------
(Loss) before taxes on income         $(13,134)         $(10,056)          $(8,985)          $(8,576)           (6,910)
Taxes on income                             35               (38)              144               (43)                6
                                 -------------------------------------------------------------------------------------
(Loss) from the operations of
the Company and its subsidiaries      $(13,169)         $(10,018)          $(9,129)          $(8,533)          $(6,916)
                                 =====================================================================================

Share in loss of investee Company           52                --                --                --                --
                                 -------------------------------------------------------------------------------------
Net (loss)                             (13,221)          (10,018)           (9,129)           (8,533)           (6,916)

(Loss) per share                        $(1.86)           $(0.91)           $(0.73)           $(0.61)           $(0.48)
                                 =====================================================================================
Weighted average number of
 common shares outstanding (in
 thousands)                              7,104            10,962            12,502            14,013            14,334



                                                                    AS AT DECEMBER 31
                                          1995              1996              1997              1998              1999
                                 -------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Cash, cash equivalents and
 investments in marketable debt
 securities                           $  9,580          $ 23,959           $16,717           $ 8,943           $ 2,556


Receivables and other assets             4,135             3,922             3,985             3,021             3,307
Fixed assets, net of depreciation        5,986             7,304             4,754             3,435             4,166
                                 -------------------------------------------------------------------------------------
Total Assets                          $ 19,701          $ 35,185           $25,456           $15,399           $10,029
                                 =====================================================================================

Liabilities                           $ 13,880          $  7,315           $ 6,697           $ 4,818           $ 5,787
Long term debt                               0                 0                 0                 0                 0
Stockholders' equity                     5,821            27,870            18,759            10,581             4,242
                                 -------------------------------------------------------------------------------------
Total liabilities and
 stockholders equity                  $ 19,701          $ 35,185           $25,456           $15,399           $10,029

                                 =====================================================================================

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

GENERAL

     During 1999, the Company accelerated its efforts on the development and the commercialization of its disposable ZincAir batteries for cellular phones. These batteries use the proprietary high-rate primary zinc-air technology developed by the Company in the last two years for portable electronic devices.

     The Company has signed several distribution agreements with after-market distributors of cellular accessories, and has received initial orders from these distributors. Towards the end of the third quarter, the Company began shipping batteries to its distributors. The Company's line of existing products includes batteries for Nokia 5100/6100/7100 phones, Motorola MicroTAC phones, an auxiliary battery for the Motorola StarTAC and batteries for the Ericsson 600/800/1000.

     Batteries are currently being produced using a manually operated production line. A custom designed, high-capacity automatic line ordered as a turnkey project from an experienced vendor is currently in the final stage of the acceptance test at the Company's plant in Israel.

     During 1999, the Company continued to invest in strengthening its intellectual property position. The Company has more than 30 patents issued covering general aspects and various applications of its ZincAir technology. The Company also filed a significant number of new applications focusing specifically on ZincAir batteries for consumer electronic devices and cellphones.

     The Company continues to develop other applications for its disposable ZincAir batteries, including devices for the telecommunications, medical and defense markets.

     The Safety Products Division of the Company is introducing new emergency lights for the marine life jackets market, and sales are gradually growing. Sales of emergency lights for the aviation market are stable with a potential for an increase, assuming contracts currently under negotiation materialize.

     The Electric Vehicle Division is continuing its American all-electric transit bus development project in Nevada, supported by the Federal Transit Administration and the Israel-US Binational Industrial Research and Development
(BIRD) Foundation. The Company is supporting its Italian partner, Edison, in its effort to establish a 50-100 electric vehicle project in Milan, and the Company is joining a consortium to commercialize electric vehicle technology in Germany.

     The Company has experienced significant fluctuations in the sources and amounts of its revenues and expenses, and the Company believes that the following comparisons of results of operations for the periods presented do not provide a meaningful indication of the development of the Company. During these periods, the Company has received periodic lump-sum payments relating to licensing and other revenues from its strategic partners, which have been based on the achievement of certain milestones, rather than ratably over time. The Company's expenses have been based upon meeting the contractual requirements under its agreements with various strategic partners and, therefore, have also varied according to the timing of activities, such as the need to provide prototype products and to establish and engineer refueling and regeneration facilities. The Company's research and development expenses have been offset, to a limited extent, by the periodic receipt of research grants from the Israeli Chief Scientist. The Company expects that, because of these and other factors, including general economic conditions and delays due to legislation and regulatory and other processes and the development of competing technologies, future results of operations may not be meaningfully compared with those of current and prior periods. Thus, the Company believes that period-to-period comparisons of its past results of operations should not be relied upon as indications of future performance.

     The Company incurred significant operating losses for the years ended December 31, 1999, 1998 and 1997. While the Company expects to continue to derive revenues from the sale of batteries for portable electronic devices, components of the Electric Fuel Electric Vehicle System, including refueling and Electric Fuel services and defense and safety products manufactured by the Company, as well as from licensing rights to the Electric Fuel technology to third parties, there can be no assurance that the Company will ever derive such revenues or achieve profitability.

Recent Developments

     On March 15, the Company announced that it had entered into a definitive agreement with Koor Industries Ltd. ("Koor"), pursuant to which the Company will acquire Koor's subsidiary Tadiran Batteries Ltd. for $40,000,000 in the Company's Common Stock valued at $17.125 per share, the price on March 8, 2000 when this agreement was reached. The number of total shares of the Company's Common Stock to be issued for Tadiran Batteries Ltd. is subject to upward adjustment if the average closing price of the Company's Common Stock over the thirty days immediately preceding the first anniversary of the closing date of the transaction falls below $17.125, subject to a maximum of 467,153 shares to be issued. If less than 467,153 shares are so issued, Koor will have an option to purchase the remainder of such shares at a price of $20.55 per share. Under the parties' agreement, Koor will also acquire an additional 613,139 shares of the Company's Common Stock at $17.125 per share, for a total cash investment of $10,500,000. Tadiran Batteries Ltd. is headquartered in Rehovot, Israel, and manufactures and develops high energy lithium thionyl chloride batteries for critical applications in remote locations and severe climates.

Functional Currency

     The Company's management considers the United States dollar to be the currency of the primary economic environment in which EFL operates and, therefore, EFL has adopted and is using the United States dollar as its functional currency. Further, the Company believes that the operations of EFL's subsidiaries are an integral part of the Israeli operations. Transactions and balances originally denominated in U.S. dollars are presented at the original amounts. Gains and losses arising from non-dollar transactions and balances are included in net income.

Forward Looking Statements

     When used in this discussion, the words "believes," "anticipated," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" filed as Exhibit 99 to this Report and incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Fiscal Year 1999 compared to Fiscal Year 1998


     REVENUES. Revenues for the year ended December 31, 1999 totaled $2.7 million, compared with $4.0 million for 1998. During 1999, the Company recognized revenues from the sale of Survivor Locator Lights and sale of consumer batteries. The Company also recognized revenues from activities related to the United States Department of Transportation ("DOT") program which began in 1998 and which is expected to continue until the first quarter of year 2000. The Company participates in this program as a member of a consortium seeking to demonstrate the ability of the Electric Fuel battery system to power a full-size, all-electric transit bus. The program is a cost-sharing program. The Company's share is approximately $3.5 million, 50% of which will be reimbursed to the Company out of the DOT funds. Since this is a cost-shared program, expenses associated with the Company's participation in the program will exceed the revenues to be earned from the program. Additionally, the Company recognized revenues during 1999 in connection with various defense R&D contracts.

     Revenues for 1998 were principally derived from recognizing the previously deferred advances form the Deutsche Post as well as from activities relating to the Deutsche Post Field Test extension (reflecting payment by the Deutsche Post of expenses incurred by the Company). Additionally, the Company recognized revenues from the sale of additional batteries to the Deutsche Post as well as sales of Electric Fuel Vehicle batteries to Edison. The Company also recognized revenues from the sale of Survivor Locator Lights. The Company began recognizing revenues from the activities related to the DOT program in the second half of 1998.

     In 1999, revenues were $979,000 for the Defense and Safety division (compared to $1,181,000 in 1998), $1,229,000 for the Electric Vehicle division (compared to $2,792,000 for 1998) and 255,000 for the Consumer Battery division (there were no revenues for this division in 1998).

     RESEARCH AND DEVELOPMENT EXPENSES AND COST OF REVENUES. Research and development expenses and cost of revenues totaled $7.8 million during 1999, compared with $10.2 million during 1998. The Company believes that, given the Company's stage of development, it is not yet meaningful to distinguish between research and development expenses and cost of revenues. In addition to the reduction in the overall expenses in 1999, the internal division of expenses also changed between 1998 and 1999. This was principally attributable to a reduction of expenses related to Electric Vehicle battery development. This overall reduction was partially offset by significant increases in the costs associated with consumer battery development and the production of increased quantities of Survivor Locator Lights in the Defense and Safety Division.

     R&D expenses were reduced by $1.2 million during 1999 as a result of recognition of grants from the Office of the Chief Scientist of the Ministry of Industry and Trade and the BIRD Foundation. The

Company's 1999 R&D grant applications have been approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade. As a result, royalty- bearing grants of $926,000 from the Chief Scientist were recognized during 1999 (compared to $447,000 in 1998) to offset R&D expenses. In addition, $277,000 of royalty bearing grants from the BIRD Foundation were recognized during 1999 (compared to $43,000 in 1998). R&D expenses and cost of operations related to Consumer Battery and Defense and Safety applications are expected to continue to increase for 2000, as the Company intensifies its efforts in these new areas.

     Direct expenses for the Company's three divisions for fiscal year ended 1999 were $1.2 million (1998: $1.2 million), $2.7 million (1998: $4.8 million), and $3.0 million (1998: $3.0 million) in the Defense and Safety, Electric Vehicle and Consumer Battery divisions, respectively.

     Net costs of fixed assets (net of accumulated depreciation) at December 31, 1999 in the Defense and Safety, Electric Vehicle and Consumer Battery divisions were $360,000, $1,130,000 and $1,517,000 respectively.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended December 31, 1999 were $3.2 million compared with $3.6 million in 1998. This decrease was primarily attributable to reduced salaries, professional fees and Electric Vehicle marketing expenses during 1999. The Company expects increases in selling, general and administrative expenses during 2000, particularly relating to marketing expenses in consumer battery applications, as the Company continues to expand the applications for its technology.

     FINANCIAL INCOME. Financial income, net of interest expense, exchange differentials, bank charges, and other fees, totaled approximately $190,000 in 1999, compared to $652,000 in 1998.

     INCOME TAXES. The Company, and its Israeli subsidiary EFL, have incurred net operating losses or had earnings arising from tax-exempt income during the years ended December 31, 1999 and 1998 and, accordingly, no provision for income taxes was required. Taxes in these entities incurred in 1999 and 1998 are primarily composed of United States federal alternative minimum taxes.

     NET LOSSES. Due to the factors cited above, the Company reported a net loss of $6.9 million in 1999, compared with a net loss of $8.5 million in 1998.

Fiscal Year 1998 compared to Fiscal Year 1997

     REVENUES. Revenues for the year ended December 31, 1998 totaled $4.0 million, compared with $4.5 million for 1997. During 1998, the Deutsche Post and the Company agreed to extend the operations of the Field Test through May 1998. Following the completion of the Field Test, the Deutsche Post and the Company agreed to mutually release each other from any financial claims regarding the Field Test, including additional funding due the Company or repayment of advances made by the Deutsche Post to the Company with respect to Opel batteries which were subject to a dispute. Consequently, revenues for 1998 were principally derived from recognizing the previously deferred advances from the Deutsche Post, as well as from activities relating to the Field Test extension (reflecting payment by the Deutsche Post of expenses incurred by the Company). Additionally, the Company recognized revenues from the sale of additional batteries to the Deutsche Post as well as sales of Electric Fuel Vehicle batteries to Edison. The Company also recognized revenues from the sale of Survivor Locator Lights. In 1998, the Company signed the agreement with the DOT as part of a consortium seeking to demonstrate the ability of the Electric fuel battery system to power a full-size, all-electric transit bus. The DOT approved $2.0 million in federal funding for the cost-shared $4.0 million program. The Company's share of the $4.0 million cost is approximately $3.5 million, 50% of which will be reimbursed to the Company out of the DOT funds. The Company began recognizing revenues from the activities related to the DOT program in the second half of 1998. Since this is a cost-shared program, expenses associated with the Company's participation in the program will exceed the revenues to be earned from the program. Additionally, in 1998 the Company began recognizing revenues in connection with various defense R&D contracts.

     Revenues for 1997 were principally derived from fees collected in relation to a Rights Agreement with Vattenfall AB. Additionally, the Company continued to recognize revenues relating to its activities in the Deutsche Post Field Test program. The Company completed recognition of revenues from Phase 2 of its agreement with STN Atlas Elektronic GmbH (STN) to develop a high-power zinc oxygen battery for torpedoes. In addition, the Company recognized revenues from the supply of batteries and equipment to Edison as well as from the sale of Survivor Lights to various customers in the United States, principally in the fourth quarter of 1997.

     In 1998, revenues were $1,181,000 for the Defense and Safety segment and $2,792,000 for the Electric Vehicle division. The Consumer Battery division did not produce any revenues in 1998. Direct expenses were $1,225,000, $5,292,000 and $3,018,000 in the Defense and Safety, Electric Vehicle and Consumer Battery divisions respectively.

     RESEARCH AND DEVELOPMENT EXPENSES AND COST OF REVENUES. Research and development expenses and cost of revenues totaled $10.2 million during 1998 compared with $12.3 million during 1997. The Company believes that, given the Company's stage of development, it is not yet meaningful to distinguish between research and development expenses and cost of revenues. In addition to the reduction in the overall expenses, the internal division of expenses also changed between the fiscal years. This was principally attributable to a reduction of expenses in 1998 related to Electric Vehicle battery development, most particularly expenses related to the Deutsche Post Field Test, which came to its conclusion during the second quarter of 1998. This overall reduction was partially offset by significant increases in the costs associated with Consumer Battery development, and production of increased quantities of Survivor Locator Lights in the Defense and Safety Division. Expenses also included a write-off of certain production equipment related to the earlier generation Field Test version of the Electric Vehicle Battery, for a net amount of approximately $422,000. During the fourth quarter of 1998, the Company began dismantling its regeneration facility in Bremen. Consequently, the remaining salvage value for the facility was reduced by $830,000 to a net book value of zero. During the year ended December 31, 1998, the Company recorded $490,000 of royalty-bearing grants in connection with the Company's 1998 research and development program. During the year ended December 31, 1997, the Company recorded $2.4 million of royalty-bearing grants in connection with the Company's 1997 research and development program, including an increase of $582,000 in Chief Scientist grants in connection with the Company's 1996 research and development program. As previously announced, the Company has entered into an agreement to complete development of a battery for powering transit buses, in connection with a program to develop a new hybrid propulsion system in conjunction with General Electric Corporate Research and Development. The program is being partially funded by the Israel - U.S. Binational Industrial Research and Development
(BIRD) Foundation, and the Company recorded $43,000 of royalty-bearing grants in 1998, in connection with this program. Net cost of fixed assets (net of accumulated depreciation) at December 31, 1998 in the Defense and Safety, Electric Vehicle and Consumer Battery segments was $369,000, $1,153,000 and $730,000 respectively.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended December 31, 1998 were $3.6 million, compared with $4.3 million in 1997. This decrease was primarily attributable to reduced salaries, professional fees and Electric Vehicle marketing expenses during 1998.

     FINANCIAL INCOME. Financial income, net of interest expense, exchange differentials, bank charges, and other fees, totaled approximately $652,000 in 1998, compared to $775,000 in 1997.

     INCOME TAXES. The Company, and its Israeli subsidiary EFL, incurred net operating losses or had earnings arising from tax-exempt income during the years ended December 31, 1998 and 1997; accordingly, no provision for income taxes was required. Taxes in these entities incurred in 1998 and 1997 were primarily composed of United States federal alternative minimum taxes. During 1998, the Company's German subsidiary had net losses, which under the German tax code were used to reduce previously accrued income taxes in the amount of $74,000, and $8,000 was recorded as a provision for taxes in another European subsidiary. For 1997, the Company's European subsidiaries had net income, which arose as a result of intercompany transactions, and they recorded a provision for income taxes in the amount of $106,000.

     NET LOSSES. Due to the factors cited above, the Company reported a net loss of $8.5 million in 1998, compared with a net loss of $9.1 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, the Company had cash, cash equivalents and financial investments of approximately $2.6 million, compared with $5.2 million as of December 31, 1998.

     The Company used available funds in 1999 primarily for continued research and development expenditures, and other working capital needs. The Company increased its investment in fixed assets by $1.4 million during the year ended December 31, 1999. The Company's fixed assets amounted to $7.8 million as at year end.

     EFL presently has a line of credit with the First International Bank of Israel Ltd. ("FIBI") ("the Credit Facility"). Borrowings under the Credit Facility bear interest at FIBI's prime rate + 2% per annum, are unconditionally guaranteed by the Company and are secured by a pledge of foreign currency deposits in the amount of NIS 3.8 million (approximately $930,000). Additionally, the Credit Facility imposes financial and other covenants on EFC and EFL. The agreement expired on January 20, 2000, and the Company is currently negotiating the renewal by FIBI. The Credit Facility provides EFL with a line of credit in the maximum principal amount of NIS 3.8 million (approximately $930,000), which can be used as credit support for various obligations of EFL. The Company has an additional credit line of up to $750,000 guaranteed by the Company's receivables (up to 75% of the receivables total amount as determined from time to time). As of December 31, 1999, the bank had issued letters of credit and bank guarantees totaling approximately $373,000.

     In December 1999 and January 2000, the Company issued shares of the Company's Common Stock and warrants to purchase the Company's Common Stock in two private placements. The aggregate proceeds from these placements, totaling approximately $3.8 million, were held in escrow (with the exception of proceeds received from Leon S. Gross, as discussed below on pages 39-40) pending the effectiveness of a resale registration statement filed by the Company in connection with such securities. The registration statement was declared effective on February 10, 2000, and accordingly the funds have been released from escrow. Also, certain investors have, as of February 28, 2000, exercised warrants pursuant to the investment agreements above totaling approximately $1,620,000.

     In January 2000, employees of the company exercised options under the Company's registered employee stock option plan. The proceeds to the Company from the exercised options are approximately $2.2 million.

     The Company has no long term debt outstanding, and is using its cash reserves and revenues from operations primarily to continue development of batteries for consumer electronic devices, as well as to participate in the BIRD and DOT Electric Vehicle programs. Furthermore, in 2000, the Company is planning to establish a commercial production line and prepare for market penetration of its new Zinc-Air battery for cellular telephones.

     Approximately 42.3% of the stock of the Company's Israeli-based subsidiary EFL, is now owned (directly, indirectly or by application of certain attribution rules) by three United States citizens. If at any time in the future, 50% or more of the shares of EFL are held or deemed to be held by five or fewer individuals (including, if applicable, those individuals who currently own an aggregate of 42.3% of the Company) who are United States citizens or residents, EFL would satisfy the foreign personal holding company ("FPHC") stock ownership test under the Internal Revenue Code and the Company could be subject to additional U.S. taxes on any undistributed FPHC income of EFL. For 1999, EFL had no income which would qualify as undistributed FPHC income. However, no assurance can be given that in the future EFL will not have income that qualifies as undistributed FPHC income.

     The Company believes that its present cash position and cash flows from operations will be sufficient to satisfy the Company's estimated cash requirements for at least 12 months. However, the Company will seek additional funding in order to accelerate its future plans.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

     Historically, the majority of the Company's revenues have been in U.S. dollars. The United States dollar cost of the Company's operations in Israel, with regard to expenses incurred in NIS, is influenced by the extent to which an increase in the rate of inflation in Israel is not offset by the devaluation of the NIS in relation to the dollar. In the past two years, inflation in Israel has been more than fully compensated by the devaluation of the NIS and, accordingly, the dollar cost of the Company's NIS expenses has decreased. Even if the recent trend is reversed (as was the case in previous years), the Company does not believe that continuing inflation in Israel or delays in the devaluation of the NIS are likely to have a material adverse effect on the Company, except to the extent that such circumstances have an impact on Israel's economy as a whole. In the years ended December 31, 1997, 1998 and in 1999, the annual rates of inflation in Israel were 7.0, 8.6%, and 1.3%, respectively, compared to the devaluation of the NIS against the dollar during such periods of 8.8%, 17.6%, and 0%, respectively.

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

     EFL's effective corporate tax rate may be affected by the classification of certain items of income as being "approved income" for purposes of the Approved Enterprise Law, and hence subject to a lower tax rate (25% to 10%, depending on the extent of foreign ownership of EFL - presently 15%) than is imposed on other forms of income under Israeli law -(presently 36%). The effective tax upon income distributed by the Company to its stockholders would be increased as a result of the withholding tax imposed upon dividends distributed by EFL to EFC, resulting in an overall effective corporate tax rate of approximately 28% for income arising from EFL's Approved Enterprises and 44% regarding other income.

     EFC and EFL have incurred net operating losses or had earnings arising from tax-exempt income during the years ended December 31, 1999 and 1998 and accordingly no provision for income taxes was required. Taxes in these entities paid in 1999 and 1998 are primarily composed of United States federal alternative minimum taxes.

     As of December 31, 1999, the Company has U.S. net operating loss carry forwards of approximately $469,000 which are available to offset future taxable income, expiring primarily in 2009, and foreign net operating loss carry forwards of approximately $59 million, which are available indefinitely to offset future taxable income.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to the impact of interest rate changes and foreign currency fluctuations due to its international sales, production, and funding requirements.

   The Company's research, development and production activities are primarily carried out by the Company's Israeli subsidiary, EFL, at its facility in Beit Shemesh, and accordingly the Company has sales and expenses in new Israeli shekels. However, the majority of the Company's sales are made outside Israel in U.S. dollars, and a substantial portion of the Company's costs are incurred in U.S. dollars. Therefore, the Company's functional currency is the U.S. dollar. See "Impact of Inflation and Currency Fluctuations" above and Note 2 to the Notes to the Consolidated Financial Statements.

   Although the Company has a line of credit that may be affected by interest rate changes, given the Company's level of borrowing, the Company does not believe the market risk from interest rate changes is material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX TO FINANCIAL
STATEMENTS

Report of Independent Auditors.......................................................... F-2

Consolidated Balance Sheets at December 31, 1998 and 1999............................... F-3

Consolidated Statements of Operations for the Three Years in the Period
     Ended December 31, 1999............................................................ F-5

Consolidated Statements of Changes in Stockholders' Equity for the Three Years
     in the Period Ended December 31, 1999.............................................. F-6

Consolidated Statements of Cash Flows for the Three Years in the Period
     Ended December 31, 1999............................................................ F-8


Notes to Consolidated Financial Statements.............................................. F-10



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective as of January 12, 2000, Kost Forer & Gabbay, a member of Ernst & Young International, replaced Kesselman & Kesselman as the Company's independent accountants. This change was reported on Form 8-K, filed on January 18, 2000 (as amended on January 21, 2000). There have been no disagreements with accountants on any matter of accounting principles or financial disclosure required to be reported under this Item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES

EXECUTIVE OFFICERS AND DIRECTORS

     The Company's executive officers and directors and their ages as of December 31, 1999 are as follows:

NAME                          AGE           POSITION WITH THE COMPANY
----                          ---           -------------------------
Robert S. Ehrlich              61           Chairman of the Board of Directors and Chief Financial
                                            Officer of EFC

Yehuda Harats                  49           President, Chief Executive Officer and Director

Joshua Degani                  52           Executive Vice President  of Technical Operations and
                                            Chief Operating Officer of EFL

Avihai Shen                    32           Controller and Treasurer of EFC and Chief Financial
                                            Officer of EFL

Dr. Jay M. Eastman             51           Director

Jack E. Rosenfeld              61           Director

Lawrence M. Miller             53           Director

Leon S. Gross                  93           Director


     The Company's By-Laws provide for a Board of Directors of one or more directors. There are currently six directors. Under the terms of the Company's certificate of incorporation, the Board of Directors is composed of three classes of similar size, each elected in a different year, so that only one-third of the Board of Directors is elected in any single year. Mr. Harats, Dr. Eastman and Mr. Gross are designated Class I directors and have been elected for a term expiring in 2001 and until their successors are elected and qualified; Messrs. Rosenfeld and Miller are designated Class II directors elected for a term expiring in 2002 and until their successors are elected and qualified; and Mr. Ehrlich is a designated Class III director elected for a term which expires in 2000. Mr. Harvey Krueger, previously a Class III director, resigned from the Board in July 1999. Pursuant to the Securities Purchase Agreement entered into in connection with the Company's private placement in December 1999, the purchasers in that placement are entitled to have one designated nominee elected to the Board of Directors and serve in such capacity as long as they hold in the aggregate 950,000 shares of Common Stock.

     ROBERT S. EHRLICH has been Chairman of the Board of the Company since January 1993 and Chief Financial Officer of the Company since May 1991. From May 1991 until January 1993, Mr. Ehrlich was Vice Chairman of the Board. Mr. Ehrlich has been a director of Eldat, Ltd., an Israeli manufacturer of electronic shelf labels, since June 1999. Since 1987, Mr. Ehrlich has served as a director of PSC Inc. ("PSCX"), a manufacturer and marketer of hand-held laser diode bar code scanners, and, since April 1997, Mr. Ehrlich has been the chairman of the board of PSCX. Mr. Ehrlich received a B.S. and J.D. from Columbia University in New York, New York.

     YEHUDA HARATS has been President, Chief Executive Officer and a director of the Company since May 1991. Previously, from 1980 to May 1991, he was the Executive Vice President, Director of the Process Division and head of the Heat Collection Element Division at Luz Industries Israel Limited ("LII"). In 1989, he was part of the team awarded the Rothschild Award for Industry, granted by the President of the State of Israel, for his work at LII. Mr. Harats received a B.SC. in Mechanical Engineering from the Israel Institute of Technology (Technion) in Haifa, Israel.

     DR. JOSHUA DEGANI has been Chief Operating Officer of the Company since January 1998, and has been Executive Vice President for Technical Operations since he joined the Company in June 1997. From December 1991 through May 1997, Dr. Degani was Vice President for Research Development and Engineering in Laser Industries Ltd. (Sharplan), a world leader in the development and productions of systems and applications of surgical lasers. From November 1989 until August 1991, he was Program Manager of Large Scale Battery Storage, and Vice President of Engineering at LII. From February 1983 through October 1989, Dr. Degani was Director of Research and Development and later Plant Manager for Semiconductor Devices, a company which develops and manufactures advanced Infrared Detectors for thermal vision for military applications. From January 1980 through January 1983, he was employed by Bell Telephone Laboratories in New Jersey, USA, as a Post Doctorate, and later as a Member of the Technical Staff. Dr. Degani received a B.Sc., M.Sc., and Ph.D., in Physics from Hebrew University in Jerusalem Israel.

     AVIHAI SHEN has been Controller and Treasurer of EFC and the Chief Financial Officer of EFL since September 1999. Mr. Shen was the CFO of Commtouch Software Ltd., an internet company based in California that develops e-mail solutions, from 1996 to early 1999, and worked previously at Ernst and Young in Israel. Mr. Shen is a certified Public Accountant and has a B.A. in Economics from Bar Ilan University.

     DR. JAY EASTMAN has been a director of the Company since October 1993. Since November 1991, Dr. Eastman has served as President and Chief Executive Officer of Lucid Technologies, Inc., which is developing laser technology applications for medical diagnosis and treatment. Dr. Eastman has served as a director of PSCX since April 1996 and served as Senior Vice President of Strategic Planning from December 1995 through October 1997. Dr. Eastman is also a director of Chapman Instruments, Inc., which develops manufacturers and selling surface profiling instruments, Dimension Technologies, Inc., a developer and manufacturer of 3D displays for computer and video displays, and Centennial Technologies Inc., a manufacturer of PCMCIA cards. From 1981 until January 1983, Dr. Eastman was Director of the University of Rochester's Laboratory for Laser Energetics, where he was a member of the staff from September 1975 to 1981.

     JACK E. ROSENFELD has been a director of the Company since October 1993. Mr. Rosenfeld is also a director of Maurice Corporation and a director of PSCX. Since April 1998, Mr. Rosenfeld has been President and Chief Executive Officer of Potpourri Collection Inc., a specialty catalog direct marketer. Mr. Rosenfeld was President and Chief Executive Officer of Hanover Direct, Inc., formerly Horn & Hardart Co., which operates a direct mail marketing business, from September 1990 until December 1995, and had been President and Chief Executive Officer of its direct marketing subsidiary, since May 1988.

     LAWRENCE M. MILLER was elected to the Board of Directors in November 1996. Mr. Miller has been a senior partner in the Washington D.C. law firm of Schwartz, Woods and Miller since 1990. He served from August 1993 through May 1996 as a member of the board of directors of The Phoenix Resource Companies, Inc., a publicly traded energy exploration and production company, and as a member of the Audit and Compensation Committee of that board. That company was merged into Apache Corporation in May 1996.

     LEON S. GROSS was elected to the Board in March 1997. Mr. Gross' principal occupation for the past five years has been as a private investor in various publicly held corporations, including the Company.

BOARD OF DIRECTORS

     The Board of Directors of the Company has an Audit Committee consisting of Messrs. Rosenfeld, Miller and Dr. Eastman, and a Compensation Committee consisting of Dr. Eastman and Messrs. Rosenfeld and Miller. Created in December 1993, the purpose of the Audit Committee is to review the results of operations of the Company with officers of the Company who are responsible for accounting matters and, from time to time, with the Company's independent auditors., The Compensation Committee, also created in December 1993, recommends annual compensation arrangements for the Chief Executive Officer and Chief Financial Officer and reviews annual compensation arrangements for all officers and significant employees.

VOTING AGREEMENTS

     Messrs. Ehrlich and Harats are parties to a Stockholders Voting Agreement pursuant to which each of the parties agrees to vote the shares of the Company's Common Stock held by that person in favor of the election of Messrs. Ehrlich and Harats (or their designees) as directors of the Company. Messrs. Gross, Ehrlich and Harats are parties to a Voting Rights Agreement dated September 30, 1996 pursuant to which each of the parties agrees to vote the shares of the Company's Common Stock held by that person in favor of the election of Messrs. Ehrlich, Harats and Miller for five years following October 1996. Pursuant to an Amendment to the Voting Rights Agreement entered into in connection with the December 1999 private placement, the purchasers in that placement are entitled to have one designated nominee elected to the Board of Directors and serve in such capacity as long as they hold in the aggregate 950,000 shares of Common Stock.

DIRECTOR COMPENSATION

     Non-employee members of the Board of Directors of the Company are paid $1,000 (plus expenses) for each Board of Directors meeting attended and $500 (plus expenses) for each meeting of a committee of the Board of Directors attended. In addition, the Board of Directors has adopted a Non-Employee Director Stock Option Plan pursuant to which non-employee directors receive an initial grant of options to purchase 15,000 shares of the Company's Common Stock upon the effective date of such plan or upon the date of his or her election as a director. Thereafter, non-employee directors will receive options to purchase 5,000 shares of Common Stock for each year of service on the Board. All such options will be granted at fair market value and vest ratably over three years from the date of the grant.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the securities laws of the United States, the Company's directors, certain of its officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates during 1999. To the Company's knowledge, there were no instances during 1999 where such "reporting persons" failed to file the required reports on or before the specified dates.

SIGNIFICANT EMPLOYEES

     The Company's significant employees and their ages as of February 20, 2000 are as follows:

     NAME                        AGE     POSITION WITH THE COMPANY
     ----                        ---     -------------------------
     Jonathan Whartman           45      Vice President - Marketing
     Dr. Neal Naimer             41      Vice President - Battery Technology
     Binyamin  Koretz            42      Vice President - Strategic Planning
     Menashe Ben Haim            38      Vice President of Operation
     Mitchell L. Horwitz         44      Vice President-Sales and Marketing, North America
     Menachem Givon              52      Application Manager, Regeneration
     Yair Ein-Eli                33      Head of Electrochemistry/Chemistry & Material
     Yoel Gilon                  47      Director, Electric Vehicle Technologies
     Robert Dopp                 53      Director of Research, New Products
     Ron Putt                    52      Director of Technology, New Products

     JONATHAN WHARTMAN has been Vice President of Marketing since 1994. From 1991 until his election to Vice President of Marketing, Mr. Whartman was Director of Special Projects of the Company. Mr. Whartman was also Director of Marketing of Amtec from its inception in 1989 through the merger of Amtec into the Company. Before joining Amtec, Mr. Whartman was Manager of Program Management at LII, Program Manager for desk-top publishing at ITT Qume in San Jose, California from 1986 to 1987, and Marketing Director at Kidron Digital Systems, an Israeli computer developer, from 1982 to 1986. Mr. Whartman holds a BA in Economics and an MBA from the Hebrew University, Jerusalem, Israel.

     DR. NEAL NAIMER has been Vice President of Battery Technology since June 1997. Dr. Naimer was previously Director of Electrode Engineering of the Company's Air Electrode development program. From 1987 to 1989, he was the Manager of the Chemical Vapor Deposition (Thin Films) Group at Intel Electronics in Jerusalem, and was Project Manager of the photo voltaic IR detector development program at Tadiran Semiconductor Devices in Jerusalem from 1984 to 1987. Dr. Naimer was educated at University College of London, England, where he received his B.Sc. in Chemical Engineering and a Ph.D. in Chemical Engineering.

     BINYAMIN KORETZ has been Vice President of Strategic Planning since January 1998, responsible for new business development, economic modeling, intellectual property protection, and other planning activities. Mr. Koretz has also been responsible for the Company's defense and safety applications since January 1998. Mr. Koretz was the Company's Treasurer from 1993 until December 1994, and upon the termination of Mr. Edelman's employment in February 1999, was re- elected Treasurer until November 1999. Mr. Koretz previously spent six years at American Telephone and Telegraph, where he was responsible for planning and management of capital investment in that company's long-distance network. He holds a B.Sc. in Civil Engineering/Transportation Systems from the Massachusetts Institute of Technology and an MBA from the University of California at Berkeley.

     MENASHE BEN HAIM has been Vice President of Operations since January 2000. Mr. Ben Haim has over 12 years of industrial and engineering experience. He spent 7 years in the paper converting industry as General Manager and Vice President of Operations. He previously worked in the Israeli Aircraft industry in the MLM division. Mr. Ben Haim holds a Mechanical Engineering degree from Tel Aviv University and a Bachelor's degree in Business Management from Haifa University.

     MITCHELL L. HORWITZ has been Vice President of Sales and Marketing, North America, since January 2000. Mr. Horwitz has been involved in the wireless industry since 1986 as President and Founder of Eastern Marketing Associates Inc. ("EMA"), the exclusive sales and marketing company to Novatel/Carcom Inc. Since EMA's acquisition by Novatel Communications in 1994, Mr. Horwitz has held several senior level sales position in the wireless industry, most recently as Vice President, Worldwide Sales and Marketing, for Globewave, Inc., a manufacturer of wireless modem devices based in New Jersey. Prior to that he was Executive Vice President of Formosa Electronics, a cellphone battery manufacturer with headquarters in New York and Taiwan. Mr. Horwitz holds a Bachelor of Science degree from Ohio University, with a major in Business Administration and a minor in Communications.

     MENACHEM GIVON has been Application Manager of Regeneration since January 1999. Mr. Givon earned his Bachelor's and Master's Degrees in Physics at Ben-Gurion University. He has also taken considerable coursework in Electrical Engineering. From 1978 to 1990, he specialized in the development of production and quality control systems at Shoval Metal Industries in the Negev.

     YAIR EIN-ELI has been the Head of Electrochemistry, Chemistry and Material Groups at the Company since joining the Company in September 1998. Previously, he spent more than three years at Covalent Associates Inc., where he was responsible for the Li and Li-ion battery groups. Dr. Ein-Eli also held a post-doctoral position at Covalent for a period of 18 months. Dr. Ein-Eli holds a Ph.D. degree in chemistry and electrochemistry from Bar-Ilan University in Tel Aviv.

     YOEL GILON has been Director of Electric Vehicle Technologies at the Company's Beit Shemesh facility since joining the Company in 1994. From 1991 to 1994, Mr. Gilon was Project Development Manager at Ormat Industries.
Previously, Mr. Gilon was Vice President of System Engineering Development at Luz Industries. Mr. Gilon holds a B.Sc. in Mathematics and Physics and a M.Sc. in Mathematics from the Hebrew University of Jerusalem. He also holds a BA in Fine Arts from the Bezalel Academy in Jerusalem.

     ROBERT DOPP has been Director of Research, New Products at the Company's Auburn Laboratory since joining the Company in December 1997. From February 1997 until November 1997, Mr. Dopp was Manager of Advanced Components Development at AER Energy Resources. From December 1979 to February 1997, he was Principal Engineer, Zinc Air Development at Rayovac Corporation. Mr. Dopp holds a B.S. in Biology from the University of Wisconsin.

     RON PUTT has been Director of Technology, New Products at the Company's Auburn R&D Facility since April 1997. From October 1995 until April 1997, Mr. Putt worked as a consultant for Auburn University and Electro-Energy Inc. From April 1990 to October 1995, Mr. Putt was Vice President at MATSI, Inc. Mr. Putt holds Bachelor's and Master's Degrees in Chemical Engineering from the University of Delaware and University of California at Berkeley.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table shows the compensation paid (or accrued) by the Company, in connection with services rendered for 1997, 1998 and 1999, to the Chief Executive Officer and the other highest paid executive officers (of which there were only two) who received more than $100,000 in salary and bonuses during the year ended December 31, 1999 (collectively, the "Named Executive Officers").


SUMMARY COMPENSATION TABLE



                                                                                       LONG TERM
                                                                                       ---------
                                      ANNUAL COMPENSATION                             COMPENSATION
                                      -------------------                             ------------
                                                                                         AWARDS
                                                                                         ------
NAME AND PRINCIPAL                                                                     SECURITIES
------------------                                                                     ----------
   POSITION AT                                                      OTHER ANNUAL       UNDERLYING           ALL OTHER
   -----------                                                      ------------       ----------           ---------
DECEMBER 31, 1999       YEAR     SALARY($)       BONUS($)          COMPENSATION($)     OPTIONS (#)        COMPENSATION($)
-----------------       ----     ---------       --------          ---------------     -----------        ---------------
YEHUDA HARATS(1)        1999      141,710        80,011(2)              8,055(4)         100,000              78,060(5)
President, Chief        1998      118,246        77,652                15,942            368,177             146,386
Executive Officer       1997      154,968        50,000                10,691                  0             280,748
 and
Director

ROBERT EHRLICH(1)       1999      137,466        80,011(2)              6,094(4)          47,500             173,384(6)
Chairman and Chief      1998      118,246        77,652                14,536            372,577             202,030
Financial Officer       1997      154,968        50,000                14,193                  0             264,501

JOSHUA DEGANI (1)       1999      110,259        17,500(3)              5,063(4)          35,000              34,825(7)
Executive Vice          1998      109,497        14,250                 6,241            185,071              41,996
 President, Chief
Operating Officer       1997       59,105        15,062                 3,449            122,500              51,906

     ----------------------------


(1) The amounts reported for each Named Executive Officer were paid in New Israeli Shekels ("NIS") and have been translated into U.S. dollars at the exchange rate of NIS into U.S. dollars at the time of payment or accrual.

(2) No cash bonuses for fiscal year 1999 were paid out in 1999. However, the Company accrued for each of Messrs. Ehrlich and Harats $52,000 in partial satisfaction of the $80,011 in bonuses they were entitled to as per their contracts. During 1999, the Company paid each of Messrs. Harats and Ehrlich $30,000 of their respective bonuses for 1998 and anticipates paying the balance in 2000.

(3) No cash bonuses for fiscal year 1999 were paid out in 1999. The Company did not accrue any bonus for Mr. Degani for 1999, but anticipates paying Mr. Degani the full amount of his 1999 bonus in 2000. In January 2000, the Company paid Mr. Degani $10,000 of his 1998 bonus and anticipates paying the balance of the 1998 bonus in 2000.

(4) Represents the costs of taxes paid by the Named Executive Officer and reimbursed by the Company.

(5) Of this amount, $13,968 represents the Company's accrual for severance pay that would be payable to Mr. Harats upon a "change of control" of the Company or upon the occurrence of certain other events; $30,523 represents the Company's accrual for sick leave and vacation redeemable by Mr. Harats; ($12,066) represents the Company's reduction of the accrual for severance pay that would be payable to Mr. Harats under the laws of the State of Israel upon the termination of his employment by the Company; and $28,569 consists of the Company's payments and accruals to a pension fund which provides a savings plan, insurance and severance pay benefits and an education fund which provides for the on-going education of employees. Additionally, $7,017 represents the reduction of the Company's accrual to fund Mr. Harats' pension and education funds as well as provide him with certain other post-termination benefits, and $8,448 as provide him with certain other post-termination benefits, and $8,448 represents the value charged for tax purposes for the use of a car provided by the Company.

(5) Of this amount, $85,328 represents the Company's accrual for severance pay that would be payable to Mr. Ehrlich upon a "change of control" of the Company or upon the occurrence of certain other events; ($79,618) represents the Company's reduction of the accrual for sick leave and vacation redeemable by Mr. Ehrlich; ($15,391) represents a reduction of the Company's accrual for severance pay that would be payable to Mr. Ehrlich under the laws of the State of Israel upon the termination of his employment by the Company; and $30,171 represents the Company's payments and accruals to pension and education funds. Additionally, $40,868 represents the Company's accrual to fund Mr. Ehrlich's pension fund as well as provide him with certain other post-termination benefits, and $6,487 represents the value charged for tax purposes for the use of a car provided by the Company.

(6) Of this amount, $6,459 represents the Company's accrual for vacation redeemable by Dr. Degani; ($591) represents the Company's the reduction in the accrual for severance pay that would be payable to Dr. Degani under the laws of the State of Israel upon the termination of his employment by the Company; and $16,496 represents the Company's payments and accruals to pension and education funds. Additionally, $5,467 represents the value charged for tax purposes for the use of a car provided by the Company.

     The table below sets forth information with respect to stock options granted to the Named Executive Officers for the fiscal year 1999.

     OPTION GRANTS IN LAST FISCAL YEAR

                          INDIVIDUAL GRANTS                                   POTENTIAL  REALIZABLE VALUE OF
                                                                              ASSUMED ANNUAL RATES OF STOCK
                                                                            PRICE APPRECIATION FOR OPTION TERM
                ---------------------------------------------------------------------------------------------------

                                             % OF TOTAL
                          NUMBER OF          OPTIONS
                          SECURITIES         GRANTED TO        EXERCISE
                          UNDERLYING         EMPLOYEES IN      OR BASE
                          OPTIONS            FISCAL            PRICE        EXPIRATION
NAME                      GRANTED            YEAR              ($/SH)       DATE           5% ($)          10% ($)
                ---------------------------------------------------------------------------------------------------

Yehuda Harats             100,000               20.14%          $1.38       26-Jul-09      $223,973        $356,640
                          (54,345)(1)         (10.95)%          $2.50       29-Dec-08

Robert Ehrlich             47,500                9.57%          $1.38       26-Jul-09      $106,387        $169,404
                          (54,345)(1)         (10.95)%          $2.50       29-Dec-08

Joshua Degani              35,000                7.05%          $1.38       26-Jul-09      $ 78,391        $124,824
                          (18,000)(2)          (3.63)%          $2.50       29-Dec-08

(1) During 1998, Messrs. Ehrlich and Harats agreed that for 1999 they would each waive approximately 27% of their base salary, for a total of $43,476 for the calendar year. In lieu of the amount waived, Messrs. Ehrlich and Harats were each granted options at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. The number of options granted was based on a variety of factors considered by the Board of Directors of the Company. Messrs. Ehrlich and Harats each received 108,690 options in this program on December 29, 1998. These options were to vest 1/12 per month over the calendar year. However, the program was terminated as of June 30, 1999 and the unvested portion of the option grant, or 54,345 options, were therefore forfeited.

(2) During 1998, Dr. Degani agreed that for 1999, he would waive $1,200 per month of his base salary, or $14,400 for the calendar year. In lieu of the amount waived, Dr. Degani was granted options at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. Dr. Degani received 36,000 options in this program on December 29, 1998. However, the program was terminated as of June 30, 1999 and the unvested portion of the option grant, or 18,000 options, were therefore forfeited.

The table below sets forth information for the Named Executive Officers with respect to fiscal 1999 year-end option values.

                          FISCAL YEAR-END OPTION VALUES
                          -----------------------------

                       NUMBER OF SECURITIES UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS
                               OPTIONS AT FISCAL YEAR END                           AT FISCAL-YEAR-END (1)

                          -------------------------------------------------------------------------------------------

NAME                         EXERCISABLE (#)          UNEXERCISABLE (#)     EXERCISABLE ($)        UNEXERCISABLE ($)
                          -------------------------------------------------------------------------------------------

Yehuda Harats                     441,665                  122,167             $151,665                $234,667
Robert S. Ehrlich                 536,065                   69,667             $213,678                $123,105
Joshua Degani                     121,954                   80,117             $121,954                $111,992

-----------------------

(1) In-the-money options are options for which the fair market value of the underlying securities exceeds the exercise or base price of the option.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS


     Each of Messrs. Ehrlich and Harats are parties to similar employment agreements with the Company (the "Employment Agreements"). The terms of each of the Employment Agreements expires on December 15, 2000, but are extended automatically for additional terms of two years each unless terminated sooner by either the executive or the Company.

     The Employment Agreements provide for a base salary of $11,736 per month for each of Messrs. Ehrlich and Harats (the "Base Salary"). On January 1 of each year, the Base Salary is adjusted in an amount equal to the greater of (a) 3% or
(b) the excess, if any, of any increase in the Israeli Consumer Price Index over any devaluation in the currency of Israel compared to the U.S. Dollar, in each case during the immediately preceding year. Accordingly, the Base Salary for each of Messrs. Ehrlich and Harats was, as of January 1, 1999, $13,330 per month.

     Each Employment Agreement provides for a bonus (the "Bonus") to be paid to each of Messrs. Ehrlich and Harats in an amount equal to the greater of (a) not less than 50% of Base Salary or (b) 2% of Net Earnings (defined as net income before taxes and extraordinary and other nonrecurring items), subject to certain conditions, as well as other benefits such as vacation, sick leave, provision of automobiles and insurance contributions. The determination of the amount of the Bonus to be paid pursuant to the Employment Agreements is based on attainment of the Company's budgeted results, including Net Earnings. Additionally, the Compensation Committee sets qualitative goals annually as a basis for paying the Bonus to each of Messrs. Ehrlich and Harats. During 1999, no cash bonuses were paid to Messrs. Ehrlich and Harats. However, the Company accrued $52,000 for each of them for their bonuses, in partial satisfaction of the $80,011 each was entitled to. The Company paid each of Messrs. Ehrlich and Harats $30,000 of their 1998 Bonuses in 1999, and anticipates paying the balance of their 1998 Bonuses in 2000.

     The Employment Agreements also contain confidentiality and non-competition covenants. Pursuant to the Employment Agreements, each of Messrs. Ehrlich and Harats was granted demand and "piggyback" registration rights covering shares of the Company's Common Stock held by them. The Employment Agreements may be terminated by the Company in the event of death or disability or for "Cause" (defined as conviction of certain crimes, willful failure to carry out directives of the Company's Board of Directors or gross negligence or willful misconduct). Messrs. Ehrlich and Harats both have the right to terminate their employment for "Good Reason," which is defined to include adverse changes in employment status or compensation, insolvency of the Company, material breaches and certain other events. Upon termination of employment, the Employment Agreements provide for payment of all accrued and unpaid compensation, as well as bonuses due for the year in which employment is terminated. The Employment Agreements also provide for a termination payment equal to thirty-six times the monthly Base Salary at the highest rate in effect within the 90-day period prior to the termination of employment. Furthermore, certain benefits will continue and all outstanding options will be fully vested. In addition, Messrs. Harats and Ehrlich are entitled to an amount equal to the greater of (x) the average of all bonuses paid to the executive during the three most recent full calendar years immediately preceding the termination date or (y) all bonuses paid to the executive during the most recent full calendar year immediately preceding the termination date. Finally, Mr. Harats has the right to terminate his employment even without "Good Reason" prior to the end of the employment agreement, and will still be entitled to all the termination benefits indicated above.

     On December 29, 1998, Messrs. Ehrlich and Harats each agreed that for 1999, they would waive approximately 27% of their base salary, totaling $43,476 each for the calendar year. The Compensation Committee, in December 1998, approved a grant of 108,690 options to each of Messrs. Ehrlich and Harats in lieu of the amount waived, at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. The options were to vest 1/12th per month over the calendar year. Messrs. Ehrlich and Harats each have the right to cancel the arrangement upon two weeks` notification to the Company prior to the beginning of each calendar quarter. Any unvested options would immediately be forfeited. Furthermore, while their base salary was decreased, their social benefits and 1999 bonuses were still calculated on the full base salary that they are entitled to by contract. This arrangement continued through July 1999, at which time, the Company resumed full payment of Messrs. Ehrlich's and Harats's base salary and canceled the unvested portion of these options.

     Dr. Degani entered into an employment agreement with the Company upon joining the Company in June 1997 (the "Degani Employment Agreement"). The Degani Employment Agreement has no fixed termination date and, subject to advance notice by either party of two months, may be terminated at will. The Degani Employment Agreement provides for a monthly base salary of $9,000. This was adjusted to $9,500, effective January 1998. The Degani Employment Agreement provides for an annual bonus of not less than 1.5 times the monthly base salary then in effect, in accordance with Dr. Degani's success in the position, as well as other benefits such as vacation, sick leave, provision of an automobile and insurance contributions. Furthermore, Dr. Degani is entitled to a termination payment (in addition to severance pay by law) in an amount between 2-5 months` base salary, depending on who gives notice of termination and how long Dr. Degani has been employed with the Company. The Degani Employment Agreement also contains confidentiality and non-competition covenants.

     During 1998, no cash bonus was paid to Dr. Degani. However, the Company accrued $14,250 for him, as per his contract. This bonus is to be paid out in cash in 2000. Dr. Degani's 1999 bonus, which was not paid out in 1999, is also expected to be paid out in cash in 2000. On December 29, 1998, Dr. Degani agreed that for 1999, he would waive $1,200 per month of his base salary, totaling $14,400 for the calendar year. The Compensation Committee, in December 1998, approved a grant of 36,000 options to Dr. Degani in lieu of the amount waived, at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. The options were to vest 1/12th per month over the calendar year. Dr. Degani had the right to cancel the arrangement upon two weeks` notification to the Company prior to the beginning of each calendar quarter. Any unvested options would immediately be forfeited. Furthermore, while his base salary was decreased, his social benefits and 1999 bonuses were still calculated on the basis of the full base salary that he is entitled to by contract. This arrangement continued through June 1999, at which time the Company resumed full payment of Dr. Degani's base salary and the unvested portion of the options was canceled

     On March 12, 1998, the Company and Mr. Korall entered into an agreement (the "Termination Agreement") to terminate, effective as of January 31, 1998, Mr. Korall's Employment Agreement and all of the Company's and Mr. Korall's respective rights and obligations thereunder. Pursuant to the Termination Agreement, the Company paid Mr. Korall all salary, other benefits and legally mandated severance pay due to him through the effective date. In addition, the Company agreed to pay to Mr. Korall additional severance pay in the amount of $120,000, payable in 24 equal monthly installments of $5,000 each, and to extend the date by which options held by Mr. Korall to purchase 90,000 shares of the Company may be exercised to February 28, 2000. The Termination Agreement also contains mutual general releases between the Company and Mr. Korall. Simultaneously, the Company entered into a consulting agreement (the "Consulting Agreement") with Shampi Ltd., a consulting company with which Mr. Korall is affiliated. Pursuant to the terms of the Consulting Agreement, Mr. Korall will prepare several reports for the Company dealing with the Company's existing vehicle battery product and with a proposal for a new battery project. The Consulting Agreement terminates on April 10, 2000 unless renewed by mutual agreement of the parties. In consideration of Mr. Korall's consulting services, the Company will make 24 equal monthly payments of $6,000 each to Shampi Ltd., in addition to two lump sum payments of $31,500 each at the beginning and end of the contract period. Furthermore, the Company has agreed to provide to Shampi Ltd. a motor vehicle for Mr. Korall's use during the contract period. Pursuant to the Consulting Agreement, Shampi Ltd. and Mr. Korall have agreed to a five-year confidentiality provision and an agreement not to compete with the Company nor to solicit customers, suppliers or employees of the Company during the term of the Consulting Agreement and for a period of twelve months thereafter. In July 1999, the Company and Mr. Korall entered into a final settlement, pursuant to which all consulting arrangements were terminated and a sum of approximately $160,000 was paid to Shampi.

     Other employees have entered into individual employment agreements with the Company. These agreements govern the basic terms of the individual's employment, such as salary, vacation, overtime pay, severance arrangements and pension plans. Subject to Israeli law, which restricts a company's right to relocate an employee to a work site farther than sixty kilometers from his or her regular work site, the Company has retained the right to transfer certain employees to other locations and/or positions provided that such transfers do not result in a decrease in salary or benefits. All of these agreements also contain provisions governing the confidentiality of information and ownership of intellectual property learned or created during the course of the employee's tenure with the Company. Under the terms of these provisions, employees must keep confidential all information regarding the Company's operations (other than information which is already publicly available) received or learned by the employee during the course of employment. This provision remains in force for five years after the employee has left the service of the Company. Further, intellectual property created during the course of the employment relationship belongs to the Company.

     A number of the individual employment agreements, but not all, contain non-competition provisions which restrict the employee's rights to compete against the Company or work for an enterprise which competes against the Company. Such provisions remain in force for a period of two years after the employee has left the service of the Company.

     Under the laws of Israel, an employee of the Company who has been dismissed from service, died in service, retired from service upon attaining retirement age, or left due to poor health, maternity or certain other reasons, is entitled to severance pay at the rate of one month's salary for each year of service. The Company currently funds this obligation by making monthly payments to approved private provident funds and by its accrual for severance pay in the consolidated financial statements. See Note 2r of the Notes to the Consolidated Financial Statements.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors for the 1999 fiscal year consisted of Dr. Jay Eastman, Jack Rosenfeld and Lawrence Miller. None of the members have served as officers or employees of the Company.

     Robert S. Ehrlich, Chairman and Chief Financial Officer of the Company, serves as Chairman and a director of PSCX, for which Dr. Eastman serves as director and Mr. Rosenfeld serves as director and member of the Compensation Committee.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the security ownership, as of February 28, 2000, of those persons owning of record or known by us to own beneficially more than 5% of our Common Stock and of each of the Company's Named Executive Officers and directors, and the shares of Common Stock held by all directors and executive officers of the Company as a group. There are no persons owning of record or known by the Company to own beneficially more than 5% of the Company's Common Stock other than directors and Named Executive Officers of the Company as listed below.

                                                   SHARES BENEFICIALLY             PERCENTAGE OF TOTAL SHARES
NAMED EXECUTIVE OFFICERS AND DIRECTORS                  OWNED(1)(2)                       OUTSTANDING(2)
--------------------------------------            -----------------------------------------------------------
Leon S. Gross                                        4,296,004(4)(12)                         23.5%
Robert S. Ehrlich                                    1,308,566(5)(8)(12)                       7.2%
Yehuda Harats                                        1,782,872(6)(8)(12)                       9.8%
Joshua Degani                                          125,954(7)                                *
Dr. Jay M. Eastman                                      25,000(9)                                *
Jack E. Rosenfeld                                       27,000(10)                               *
Lawrence M. Miller                                      31,914(11)                               *

All Directors and Executive Officers of              7,597,310(4)(5)(6)(7)(8)(9)              39.57%
 the Company as a group (7 persons)                           (10)(11)(12)

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

(4) Includes 20,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days, 175,000 shares held by Leon S. Gross and Lawrence M. Miller as co-trustees of the Rose Gross Charitable Foundation, and 375,000 shares of Common Stock issuable upon exercise of warrants.

(5) Includes 404,400 shares of Common Stock issuable upon exercise of options exercisable, or potentially exercisable, within 60 days.

(6) Includes 310,000 shares of Common Stock issuable upon exercise of options exercisable, or potentially exercisable, within 60 days.

(7) Shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(8) Messrs. Ehrlich and Harats are parties to a Stockholders Voting Agreement pursuant to which each of the parties agrees to vote the shares of the Company's Common Stock held by that person in favor of the election of Messrs. Ehrlich and Harats (or their designees) as directors of the Company.

(9) Shares of Common Stock issuable upon exercise of options exercisable within 60 days. (10) Includes 25,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(11) Includes 20,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(12) Messrs. Gross, Ehrlich and Harats are parties to a Voting Rights Agreement pursuant to which each of the parties agrees to vote the shares of the Company's Common Stock held by that person in favor of the election of Messrs. Ehrlich, Harats and Miller for five years following October 1996.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Messrs. Ehrlich and Harats have issued promissory notes for previously exercised options in the principal amounts $423,116 and $719,304, respectively. The notes will mature on December 31, 2007. The Company has recourse only to certain compensation due Messrs. Ehrlich and Harats upon termination, other than for cause, in which case Messrs. Ehrlich and Harats would continue to be personally liable on the notes. The Company's reserve for termination benefits to each of Messrs. Ehrlich and Harats is greater than the outstanding amount due the Company under the Promissory Notes. Additionally, the Company has agreed to repurchase shares of the Company's Common Stock, at any time, at current market prices, from either Messrs. Ehrlich or Harats as payment in full for the promissory notes. If the shares were sold to the Company, Messrs. Ehrlich and Harats would be granted new options at current market prices to purchase the same amount of shares of the Company's Common Stock as were sold. As of December 31, 1999, the aggregate amount outstanding pursuant to the Promissory Notes for each of Messrs. Ehrlich and Harats was $238,758 and $410,066, respectively (including an aggregate of $87,096 in accrued interest receivable), which are also the largest aggregate amounts outstanding since the issuance of the Promissory Notes.

     Pursuant to a Stock Purchase Agreement, dated September 30, 1996, between the Company and Leon S. Gross (the "1996 Purchase Agreement"), on October 2, 1996 the Company issued 1,538,462 shares of Common Stock to Mr. Gross at a price of $6.50 per share, for a total purchase price of $10 million.

     Pursuant to a Securities Purchase Agreement dated December 28, 1999, between the Company and a group of purchasers, including Mr. Gross (the "1999 Purchase Agreement," and together with the 1996 Purchase Agreement, the "Purchase Agreements"), the Company issued an aggregate of 1,425,000 shares of Common Stock, including 375,000 shares to Mr. Gross. Such shares were issued at a price of $2.00 per share. The Company also issued in this transaction warrants to purchase an additional 1,425,000 shares of Common Stock, of which warrants to purchase 950,000 shares of Common Stock have an exercise price of $1.25 per share and are exercisable for a period of six months ("six-month warrants"), and warrants to purchase 425,000 shares of Common Stock have an exercise price of $4.50 per share and are exercisable for one year ("one-year warrants"). Of these, Mr. Gross purchased six-month warrants to purchase 250,000 shares of Common Stock and one-year warrants to purchase 125,000 shares of Common Stock.

     Pursuant to the terms of both Purchase Agreements, Mr. Gross agreed that for a period of five years from the date of each Purchase Agreement, neither Mr. Gross nor his "affiliates" (as such term is defined in the Securities Act) directly or indirectly or in conjunction with or through any "associate" (as such term is defined in Rule 12b-2 of the Exchange Act), will (i) solicit proxies with respect to any capital stock or other voting securities of the Company under any circumstances, or become a "participant" in any "election contest" relating to the election of directors of the Company (as such terms are used in Rule 14a-11 of Regulation 14A of the Exchange Act); (ii) make an offer for the acquisition of substantially all of the assets or capital stock of the Company or induce or assist any other person to make such an offer; or (iii) form or join any "group" within the meaning of Section 13(d)(3) of the Exchange Act with respect to any capital stock or other voting securities of the Company for the purpose of accomplishing the actions referred to in clauses (i) and (ii) above, other than pursuant to the Voting Rights Agreement described below.

     In connection with the 1996 Purchase Agreement, the Company and Mr. Gross also entered into a Registration Rights Agreement, dated September 30, 1996, setting forth registration rights with respect to the shares of Common Stock issued to Mr. Gross in connection with the offering. These rights include the right to make two demands for a shelf registration statement on Form S-3 for the sale of the Common Stock that may, subject to certain customary limitations and requirements, be underwritten. In addition, Mr. Gross was granted the right to "piggyback" on registrations of Common Stock in an unlimited number of registrations. In addition, under the Registration Rights Agreement, Mr. Gross is subject to customary underwriting lock-up requirements with respect to public offerings of the Company's securities.

     Pursuant to the 1999 Purchase Agreement, the Company agreed to register for resale the shares of Common Stock issued thereunder and the shares of Common Stock issuable pursuant to the warrants issued thereunder. Pending the registration of the shares, the proceeds from the private placement (with the exception of the proceeds from the sale of securities to Mr. Gross) were placed in escrow.

The registration statement registering these shares became effective on February 10, 2000, and the proceeds from the placement have therefore been released from escrow.

     Pursuant to a Voting Rights Agreement dated September 30, 1996 and as amended December 10, 1997, between the Company, Mr. Gross, Robert S. Ehrlich and Yehuda Harats (the "Voting Rights Agreement"), Lawrence M. Miller, Mr. Gross's advisor, is entitled to be nominated to serve on the Company's Board of Directors so long as Mr. Gross, his heirs or assigns retains at least 1,375,000 shares of Common Stock. In addition, under the Voting Rights Agreement, Mr. Gross and Messrs. Ehrlich and Harats agreed to vote and take all necessary action so that Messrs. Ehrlich, Harats and Miller shall serve as members of the Board of Directors until the earlier of December 10, 2002 or the 5th Annual Meeting after December 10, 1997. In addition, so long as Mr. Miller serves as a director, Mr. Gross, who shall succeed Mr. Miller should he cease to serve on the Board (unless Mr. Gross is then serving on the Board, in which case Mr. Gross may designate a director), shall be entitled to attend and receive notice of Board meetings.

     Pursuant to Amendment No. 1 to the Voting Rights Agreement dated December 28, 1999 between the parties to the Voting Rights Agreement and the purchasers under the 1999 Purchase Agreement, such purchasers are entitled to have one designated nominee elected to the Board of Directors and serve in such capacity so long as they hold in the aggregate 950,000 shares of Common Stock.

     On December 3, 1999, Messrs. Ehrlich and Harats each purchased 125,000 shares of the Company's Common Stock out of the Company's treasury at the closing price of the Common Stock on December 2, 1999. Payment was rendered by Mr. Ehrlich in the form of a recourse promissory note in the amount of $167,975, secured by certain compensation due Mr. Ehrlich upon termination. Payment was rendered by Mr. Harats in the form of a non-recourse promissory note in the amount of $167,975, secured by the shares of Common Stock purchased and other shares of Common Stock previously held by Mr. Harats. The other terms of these notes are similar to the terms of the previous notes as described above.

     On February 9, 2000, Messrs. Ehrlich and Harats each exercised 131,665 options. Payment was rendered by Messrs. Ehrlich and Harats in the form of non-recourse promissory notes in the amount of $789,990 each, secured by the shares of the Company's Common Stock acquired through the exercise of the options.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. Financial Statements - See Index to Financial Statements on pages 26-27 above.
2. Financial Statements Schedules - All schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or related notes thereto.
3. Exhibits -The following Exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings.

Exhibit     Description
Number      -----------
------

3.1  Amended and Restated Certificate of Incorporation of the Registrant.(8)

3.2  Amended and Restated By-Laws of the Company.(2)

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

10.3 Letter Agreement dated May 20, 1993 between EFBV and ESAT.(1)

10.4 Notice of Edison's assumption of ESAT's obligations under the Sublicense Agreement with EFBV.(1)

10.5 Letter of Intent between the Company and Deutsche Post AG dated November 18, 1993.(1)

10.6 Amended and Restated 1993 Stock Option and Restricted Stock Purchase Plan dated November 11, 1996.(6)+

10.7.1 Form of Management Employment Agreements. (1)+

10.7.2 General Employee Agreements.(1)*+

10.8 Office of Chief Scientist documents.(1)*

10.8.1 Letter from the Office of Chief Scientist to the Company dated January 4, 1995.(2)

10.9 Lease Agreement dated December 2, 1992 between the Company and Har Hotzvim Properties Ltd.(1)*

10.10 Letter of Approval by the Investment Center of the Ministry of Trade.(1)*

10.11 Summary of the terms of the Lease Agreements dated as of November 11, 1994, November 11, 1994 and April 3, 1995 between EFL and Industries Building Company, Ltd.(2)*


10.12 Amended and Restated 1995 Non-Employee Director Stock Option Plan.(3)+

10.13 Letters of Approval of Lines of Credit from First International Bank of Israel Ltd. dated March 14, 1996 and March 18, 1996.(3)

10.14 Stock Purchase Agreement between the Company and Leon S. Gross ("Gross") dated September 30, 1996.(4)

10.15 Registration Rights Agreement between the Company and Gross dated September 30, 1996.(4)

10.16 Voting Rights Agreement between the Company, Gross, Robert Ehrlich and Yehuda Harats dated September 30, 1996. (4)

10.17 Agreement between the Company and Walter Trux dated December 18, 1996. (5)

10.18 Cooperation Agreement between The Israel Electric Corporation and EFL dated as of October 31, 1996.(5)

10.19 Amended and Restated Employment Agreement, dated as of October 1, 1996 between the Company, EFL and Yehuda Harats+ (5)

10.20 Amended and Restated Employment Agreement dated as of October 1, 1996 between the Company, EFL and Robert S. Ehrlich+ (5)

10.21 Agreement dated February 20, 1997 between STN ATLAS Elektronik GmbH and EFL.(5)

10.22 Employment Agreement dated May 13, 1997 between the Company, EFL, and Joshua Degani.+ (6)

10.23 Termination Agreement dated March 12, 1998 between the Company, EFL and Menachem Korall.+ (6)

10.24 Consulting Agreement dated March 12, 1998 between the Company, EFL, and Shampi Ltd. (6)

10.25 Amendment No. 1 to the Voting Rights Agreement between the Company, Gross, Robert Ehrlich, and Yehuda Harats dated December 10, 1997. (6)

10.26 Amendment No. 2 to the Registration Rights Agreement between the Company, Gross, Robert Ehrlich and Yehuda Harats dated December 10, 1997. (6)

10.27 1998 Non-Executive Stock Option and Restricted Stock Purchase Plan. (7)

10.28 Distribution Agreement dated December 31, 1998 between the Company and TESSCO Technologies Inc. (8)

10.29 Amendment to the Company's Restated Certificate of Incorporation. (9)

10.30 Securities Purchase Agreement, dated December 28, 1999, and exhibits thereto, by and among the Company and the Purchasers listed on Exhibit A thereto. (10)

10.31 Form of Warrant dated December 28, 1999. (10)

10.32 Amendment No. 1 to Voting Rights Agreement, dated December 28, 1999, by and between the Company, Leon S. Gross, Robert S. Ehrlich, Yehuda Harats and the Purchasers listed on Exhibit A to the Securities Purchase Agreement dated December 28, 1999. (10)

10.33 Common Stock Purchase Agreement, dated January 5, 2000, and exhibits thereto, by and among the Company and the Purchasers listed on Exhibit A thereto. (11)

10.34.1 Promissory Note, dated January 3, 1998, from Yehuda Harats to the Company.**

10.34.2 Amendment, dated April 1, 1998, to Promissory Note dated January 3, 1998 between Yehuda Harats and the Company.**

10.35.1 Promissory Note, dated January 3, 1993, from Robert S. Ehrlich to the Company.**

10.35.2 Amendment, dated April 1, 1998, to Promissory Note dated January 3, 1993 between Robert S. Ehrlich and the Company.**

10.36 Promissory Note, dated December 3, 1999, from Yehuda Harats to the Company.**

10.37 Promissory Note, dated December 3, 1999, from Robert S. Ehrlich to the Company.**

10.38 Promissory Note, dated February 9, 2000, from Yehuda Harats to the Company.**

10.39 Promissory Note, dated February 9, 2000, from Robert S. Ehrlich to the Company.**

21   List of Subsidiaries of the Registrant.(2)

23.1 Consent of Kost Forer & Gabbay.**

23.2 Consent of Kesselman & Kesselman.**

27   Financial Data Schedule.**

27.1 Amended Financial Data Schedule Nine Months Ended September 30, 1997. (6)

27.2 Amended Financial Data Schedule Six Months Ended June 30, 1997. (6)

27.3 Amended Financial Data Schedule Three Months Ended March 31, 1997. (6)

99   Important factors regarding forward-looking statements.**


(b) Reports on Form 8-K.

     The Company did not file any Current Reports on Form 8-K during the last quarter of fiscal year 1999.

----------------

*    English translation or summary from original

**   Filed herewith.

+    Includes management contracts and compensation plans and arrangements.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-73256), which became effective on February 23, 1994.

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-97944), which became effective on February 5, 1996.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(4) Incorporated by reference to the Company's Report on Form 8-K dated October 4, 1996.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended.

(7) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333 - 74197), which became effective on
     March 10, 1998.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(9) Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-95361), which became effective on February 10, 1999.

(10) Incorporated by reference to the Company's Report on Form 8-K filed January 7, 2000.

(11) Incorporated by reference to the Company's Current Report on Form 8-K filed January 24, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2000.

                            ELECTRIC FUEL CORPORATION


                              By:  /s/ Robert S. Ehrlich
                                  -----------------------------
                                  Robert S. Ehrlich
                                  Chairman and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2000.


     Signature                           Title
     ---------                           -----

/s/ Yehuda Harats
-----------------------------
Yehuda Harats                          President, Chief Executive Officer, and
                                       Director (Principal Executive Officer)

/s/ Robert S. Ehrlich
-----------------------------
Robert S. Ehrlich                      Chairman, Chief Financial Officer and
                                       Director (Principal Financial Officer)
/s/ Avihai Shen
-----------------------------
Avihai Shen                            Controller (Principal Accounting Officer)

/s/ Jay M. Eastman
-----------------------------
Jay M. Eastman                         Director

/s/ Leon S. Gross
-----------------------------
Leon S. Gross                          Director

/s/ Lawrence M. Miller
-----------------------------
Lawrence M. Miller                     Director

/s/ Jack E. Rosenfeld
-----------------------------
Jack E. Rosenfeld                      Director

                            ELECTRIC FUEL CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF DECEMBER 31, 1999

                                 IN U.S. DOLLARS


                                      INDEX

                                                                    Page
                                                                  --------
Report of Independent Auditors                                       2

Consolidated Balance Sheets                                        3 - 4

Consolidated Statements of Operations                                5

Statements of Changes in Shareholders' Equity                      6 - 7

Consolidated Statements of Cash Flows                              8 - 9

Notes to Consolidated Financial Statements                        10 - 31

                             - - - - - - - - - - -

ERNST & YOUNG
KOST FORER & GABBAY



                        REPORT OF INDEPENDENT AUDITORS

                            To the Shareholders of

                           ELECTRIC FUEL CORPORATION



         We have audited the accompanying consolidated balance sheet of Electric Fuel Corporation ("the Company") and its subsidiaries as of December 31, 1999 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 1998 and for the period of two years then ended, were audited by other auditors, whose report dated February 26, 1998, expressed an unqualified opinion on those statements.


         We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


         In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 1999, and the consolidated results of their operations and cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States.






Tel Aviv, Israel                                  KOST FORER & GABBAY
February 25, 2000                       A Member of Ernst & Young International

                                                       ELECTRIC FUEL CORPORATION

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                            December 31,
                                                              ------------------------------------------
                                                                    1999                    1998
                                                              ------------------      ------------------
                                                                            U.S. dollars
                                                              ------------------------------------------
   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                       $  2,555,645            $  5,242,555
  Marketable debt securities (Note 8c)                                       -               3,700,575
  Trade receivables                                                    498,077                 613,467
  Other accounts receivable and prepaid expenses (Note 8a)             950,390               1,299,056
  Inventories (Note 3)                                               1,045,480                 374,543
                                                              ------------------      ------------------

Total current assets                                                 5,049,592              11,230,196
-----                                                         ------------------      ------------------

SEVERANCE PAY FUND (Note 2r)                                           813,535                 734,465
                                                              ------------------      ------------------

PROPERTY AND EQUIPMENT, NET (Note 4)                                 4,165,769               3,434,859
                                                              ------------------      ------------------

                                                                  $ 10,028,896            $ 15,399,520
                                                              ==================      ==================

The accompanying notes are an integral part of the consolidated financial statements.

                                                       ELECTRIC FUEL CORPORATION

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                                    December 31,
                                                                      ------------------------------------------
                                                                            1999                    1998
                                                                      ------------------      ------------------
                                                                                    U.S. dollars
                                                                      ------------------------------------------
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                          $  2,026,175           $   1,099,352
  Other accounts payable and accruals (Note 8b)                              1,400,763               1,003,522
  Deferred income                                                                    -                 136,549
                                                                      ------------------      ------------------

Total current liabilities                                                    3,426,938               2,239,423
-----                                                                 ------------------      ------------------

ACCRUED SEVERANCE PAY (Note 2r)                                              2,359,599               2,578,585
                                                                      ------------------      ------------------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 5)

SHAREHOLDERS' EQUITY (Note 6):
  Common shares - $ 0.01 par value each;
   Authorized: 28,000,000 shares as of
     December 31, 1999 and 1998;
   Issued: 15,978,387 shares and 14,303,387 shares as of
     December 31, 1999 and 1998, respectively                                  159,784                 143,034
  Outstanding - 15,973,054 shares and 14,048,054 shares as of
   December 31, 1999 and 1998, respectively
  Preferred shares - $ 0.01 par value each;
   Authorized: 1,000,000 shares as of December 31, 1999 and 1998;
   No shares issued and outstanding as of December 31, 1999 and 1998
  Additional paid-in capital                                                60,108,315              57,398,814
  Accumulated deficit                                                      (51,468,715)            (44,553,027)
  Accumulated other comprehensive loss                                               -                  (1,943)
  Treasury stock, at cost (Common shares - 5,333 shares and
    255,333 shares as of December 31, 1999 and 1998, respectively)          (1,470,531)             (1,806,481)
  Notes receivable from shareholders                                        (3,086,494)               (598,885)
                                                                      ------------------      ------------------

Total shareholders' equity                                                   4,242,359              10,581,512
-----                                                                 ------------------      ------------------

                                                                          $ 10,028,896            $ 15,399,520
                                                                      ==================      ==================

The accompanying notes are an integral part of the consolidated financial statements.

                                                       ELECTRIC FUEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                                      Year ended December 31,
                                                   ---------------------------------------------------------------
                                                          1999                  1998                  1997
                                                   -------------------   -------------------    ------------------
                                                                U.S. dollars (except per share data)
                                                   ---------------------------------------------------------------
Revenues                                              $   2,693,998         $   4,013,263          $  4,526,216
                                                   -------------------   -------------------    ------------------
Research and development expenses and
  cost of revenues net (Note 9a)                          6,631,075             9,680,410              9,952,504

Selling, general and administrative expenses
  (Note 9b)                                               3,162,643             3,560,639              4,333,472
                                                   -------------------   -------------------    ------------------

Total operating expenses                                  9,793,718            13,241,049             14,285,976
-----                                              -------------------   -------------------    ------------------

Operating loss                                           (7,099,720)           (9,227,786)            (9,759,760)
Financial income, net (Note 9c)                             190,049               652,042                775,111
                                                   -------------------   -------------------    ------------------

Loss before income taxes                                 (6,909,671)           (8,575,744)            (8,984,649)
Income taxes (Note 7)                                         6,017               (43,174)               144,850
                                                   -------------------   -------------------    ------------------

Net loss                                              $  (6,915,688)        $  (8,532,570)          $ (9,129,499)
                                                   ===================   ===================    ==================

Basic and diluted net loss per share (Note 2m)        $       (0.48)        $       (0.61)          $     (0.73)
                                                   ===================   ===================    ==================

Weighted average number of shares outstanding            14,334,277            14,013,305             12,502,330
                                                   ===================   ===================    ==================

The accompanying notes are an integral part of the consolidated financial statements.

                                                       ELECTRIC FUEL CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                      Accumulated
                                                                                                         other
                                               Common shares           Additional                    comprehensive
                                        ----------------------------    paid-in       Accumulated       income
                                           Shares         Amount        capital         deficit         (loss)
                                        -------------  -------------  -------------  --------------  --------------
                                                                              U.S. dollars
                                                       ------------------------------------------------------------
 Balance as of January 1, 1997            14,257,508      $ 142,575   $ 57,341,451   $(26,890,958)        $ 3,157

 Comprehensive loss:
   Realization of gain on
     available-for-sale securities                 -              -              -              -          (2,721)
   Net loss                                        -              -              -     (9,129,499)              -

 Total comprehensive loss
   Exercise of options                        32,953            330         36,552              -               -
   Purchase of treasury stock                (72,300)          (723)      (455,671)             -               -
   Amortization of deferred
     compensation                                  -              -          9,000              -               -
   Loans granted to shareholders                   -              -              -              -               -
   Payment of interest and principal
     on notes receivable from
     shareholders                                  -              -              -              -               -
   Accrued interest on notes
     receivable from shareholders                  -              -        146,376              -               -
                                        -------------  -------------  -------------  --------------  --------------
 Balance as of December 31, 1997          14,218,161        142,182     57,077,708    (36,020,457)            436
 Comprehensive loss:
   Unrealized loss on
     available-for-sale securities                 -              -              -              -          (2,379)
   Net loss                                        -              -              -     (8,532,570)              -

 Total comprehensive loss
 Exercise of options                          81,226            812         90,094              -               -
   Purchase of treasury stock (255,333
    shares) for notes receivable from
    shareholders and compensation costs
    in respect thereof                             -              -        110,302              -               -
   Amortization of deferred compensation           -              -        110,000              -               -
   Issuance of shares as
     compensation for services rendered
     by directors                              4,000             40         10,710              -               -
   Loans granted to shareholders                   -              -              -              -               -
   Payment of interest and principal on
    notes receivable from shareholders             -              -              -              -               -
   Accrued interest on notes receivable
    from shareholders                              -              -              -              -               -
                                        -------------  -------------  -------------  --------------  --------------
 Balance as of December 31, 1998          14,303,387      $ 143,034   $ 57,398,814   $(44,553,027)       $ (1,943)
                                        =============  =============  =============  ==============  ==============
                                                           Total        receivable
                                           Treasury     comprehensive       from
                                            stock           loss        shareholders       Total
                                        -------------  --------------  --------------  -------------
                                                               U.S. Dollars
                                        -------------------------------------------------------------
 Balance as of January 1, 1997            $ (456,394)                  $ (2,270,220)   $ 27,869,611

 Comprehensive loss:
   Realization of gain on
     available-for-sale securities                 -           2,721              -          (2,721)
   Net loss                                        -      (9,129,499)             -      (9,129,499)
                                                      --------------
 Total comprehensive loss                               $ (9,126,778)
   Exercise of options                             -                              -          36,882
   Purchase of treasury stock                456,394                              -               -
   Amortization of deferred
     compensation                                  -                              -           9,000
   Loans granted to shareholders                   -                        (38,395)        (38,395)
   Payment of interest and principal
     on notes receivable from
     shareholders                                  -                         14,096          14,096
   Accrued interest on notes
     receivable from shareholders                  -                       (146,376)              -
                                        -------------                  --------------  -------------
 Balance as of December 31, 1997                   -                     (2,440,895)     18,758,974
 Comprehensive loss:
   Unrealized loss on
     available-for-sale securities                 -          (2,379)             -          (2,379)
   Net loss                                        -      (8,532,570)             -      (8,532,570)
                                                      --------------
 Total comprehensive loss                             $   (8,534,949)
 Exercise of options                               -                              -          90,906
   Purchase of treasury stock (255,333
    shares) for notes receivable from
    shareholders and compensation costs
    in respect thereof                    (1,806,481)                     1,806,481         110,302
   Amortization of deferred compensation           -                              -         110,000
   Issuance of shares as
     compensation for services rendered
     by directors                                  -                              -          10,750
   Loans granted to shareholders                   -                        (19,158)        (19,158)
   Payment of interest and principal on
    notes receivable from shareholders
   Accrued interest on notes receivable
    from shareholders                              -                        147,299         147,299

 Balance as of December 31, 1998                   -                        (92,612)        (92,612)
                                        -------------                  --------------  -------------
                                         $(1,806,481)                    $ (598,885)   $ 10,581,512
                                        =============                  ==============  =============

The accompanying notes are an integral part of the consolidated financial statements.

                                                       ELECTRIC FUEL CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                   Accumulated
                                                                                                      other
                                           Common shares            Additional                    comprehensive
                                   ------------------------------    paid-in       Accumulated        income
                                      Shares          Amount         capital         deficit          (loss)
                                   --------------  --------------  -------------  --------------  ---------------
                                                                          U.S. Dollars
                                                   --------------------------------------------------------------
 Balance as of December 31, 1998      14,303,387       $ 143,034    $ 57,398,814   $(44,553,027)    $   (1,943)

 Comprehensive loss:
   Net realized loss on
    available-for-sale  securities             -               -               -              -         (1,943)
   Net loss                                    -               -               -     (6,915,688)             -

 Total comprehensive loss
   Issuance of shares, net             1,675,000          16,750       2,709,501              -              -
   Accrued interest on notes
    receivable from shareholders               -               -               -              -              -
                                   --------------  --------------  -------------  --------------  ---------------

 Balance as of December 31, 1999      15,978,387      $  159,784    $ 60,108,315   $(51,468,715)  $           -
                                   ==============  ==============  =============  ==============  ===============


                                                                       Notes
                                                      Total         receivable
                                     Treasury     comprehensive        from
                                      stock            loss        shareholders        Total
                                   -------------  ---------------  -------------- ----------------
                                                        U.S. Dollars
                                   ---------------------------------------------------------------
 Balance as of December 31, 1998   $ (1,806,481)                   $   (598,885)    $ 10,581,512

 Comprehensive loss:
   Net realized loss on                                                                    `
    available-for-sale securities             -         (1,943)               -            1,943
   Net loss                                   -     (6,915,688)               -       (6,915,688)
                                                  ----------------
                                                  $ (6,917,631)
                                                  ================
 Total comprehensive loss
   Issuance of shares, net              335,950                      (2,435,950)         626,251
   Accrued interest on notes
    receivable from shareholders              -                         (51,659)         (51,659)
                                   -------------                   --------------  ---------------

 Balance as of December 31, 1999   $ (1,470,531)                   $ (3,086,494)     $ 4,242,359
                                   =============                   ==============  ===============

The accompanying notes are an integral part of the consolidated financial statements.

                                                       ELECTRIC FUEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                               Year ended December 31,
                                                            ---------------------------------------------------------------
                                                                   1999                  1998                  1997
                                                            -------------------   -------------------    ------------------
                                                                                     U.S. dollars
                                                            ---------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                    $   (6,915,688)         $ (8,532,570)          $ (9,129,499)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Write-down of investment in an investee                                -                35,849                      -
    Depreciation and amortization                                    710,759               903,945                866,327
    Amortization of net premium (discount) on
      marketable securities                                                -                21,897                (44,591)
    Capital loss (gain) from sale of property and
    equipment                                                         (2,868)                5,321                  6,405
    Capital loss (gain) on sale of marketable debt
      securities, net                                                    107                   150                      -
    Accrued severance pay, net                                      (298,056)                1,371                701,719
    Write-down of property and equipment                                   -             1,251,604                      -
    Compensation expense resulting from director
      shares options granted                                               -                10,750                      -
    Compensation expense resulting from employee
      share options granted                                                -               110,000                      -
    Compensation expense resulting from purchasing
      of treasury stock for notes receivable
      from shareholders                                                    -               110,302                      -
    Issuance of options as compensation for
      services rendered by consultants                                     -                     -                  9,000
    Accrued interest on notes and loan to
      shareholders                                                   (51,659)              (92,612)                     -
    Decrease (increase) in trade receivables and
     other accounts receivable and prepaid                           464,056               222,540               (233,457)
     expenses
    Decrease (increase) in inventories                              (670,937)              164,139                376,350
    Increase (decrease) in trade payables and
     other accounts payable and accruals                           1,200,315              (852,660)               570,656
    Increase (decrease) in deferred income                          (136,549)             (878,399)                88,349
                                                            -------------------   -------------------    ------------------

    Net cash used in operating activities                         (5,700,520)           (7,518,373)            (6,788,741)
                                                            -------------------   -------------------    ------------------

The accompanying notes are an integral part of the consolidated financial statements.

                                                       ELECTRIC FUEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                               Year ended December 31,
                                                            ---------------------------------------------------------------
                                                                   1999                  1998                  1997
                                                            -------------------   -------------------    ------------------
                                                                                     U.S. dollars
                                                            ---------------------------------------------------------------
Cash flows from investing activities:
------------------------------------
  Purchase of property and equipment                              (1,473,444)             (985,507)              (507,882)
  Investment grant relating to property and
    equipment                                                              -               377,901                      -
  Loans granted to shareholders                                            -               (19,158)               (38,395)
  Proceeds from sale of property and equipment                        34,643               157,500                      -
  Proceeds from sale of marketable debt
    securities                                                     3,702,411             1,220,171              6,393,080
                                                            -------------------   -------------------    ------------------

Net cash provided by investing activities                          2,263,610               750,907              5,846,803
                                                            -------------------   -------------------    ------------------

Cash flows from financing activities:
------------------------------------
  Proceeds from issuance of share capital, net                       750,000                     -                      -
  Proceeds from exercise of options                                        -                90,906                 36,882
  Payment on note receivable from shareholders                             -               147,299                 14,096
                                                            -------------------   -------------------    ------------------

Net cash provided by financing activities                            750,000               238,205                 50,978
                                                            -------------------   -------------------    ------------------

Decrease in cash and cash equivalents                             (2,686,910)           (6,529,261)              (890,960)
Cash and cash equivalents at the beginning of
  the year                                                         5,242,555            11,771,816             12,662,776
                                                            -------------------   -------------------    ------------------

Cash and cash equivalents at the end of the year            $      2,555,645      $      5,242,555           $ 11,771,816
                                                            ===================   ===================    ==================

Supplementary information on activities not
-------------------------------------------
 involving cash flows:
 ---------------------
Write-down of property and equipment                        $              -      $              -       $      2,200,000
                                                            ===================   ===================    ==================
Purchase of treasury stock in respect of notes
    receivable from stockholders.                           $              -      $      1,806,481        $             -
                                                            ===================   ===================    ==================
Issuance of share capital (including additional
    paid-in capital) upon notes receivable.                 $      2,435,950      $              -       $              -
                                                            ===================   ===================    ==================

Liabilities in respect to share issuance expenses           $       (123,749)      $               -      $              -
                                                            ===================   ===================    ==================

Supplemental disclosure of cash flows information:
-------------------------------------------------
 Cash paid during the year for:
    Interest                                                $         38,202      $          1,045       $         30,001
                                                            ===================   ===================    ==================

    Income taxes                                            $         23,430      $         88,340       $         49,563
                                                            ===================   ===================    ==================

The accompanying notes are an integral part of the consolidated financial statements.

                                                       ELECTRIC FUEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 1:-      GENERAL

              Electric Fuel Corporation ("EFC", "Electric Fuel", or the "Company") is engaged in the design, development and commercialization of its proprietary zinc-air battery technology for portable consumer electronic devices such as cellular telephones, as well as for electric vehicles and defense applications. The Company is primarily operating through Electric Fuel Ltd. ("EFL"), a wholly-owned Israeli subsidiary. The operations of the other active subsidiaries are immaterial.

NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES

              The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States.

              a.     Use of estimates:

                     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

              b.     Financial statements in U.S. dollars:

                     The Company's transactions are recorded in dollars, and its subsidiary's transactions are recorded in new Israeli shekels; however, the majority of EFL's sales are made outside Israel in U.S. dollars, and a substantial portion of EFL's costs are incurred in U.S. dollars. Accordingly, the Company has determined the U.S. dollar as the currency of its primary economic environment and thus its functional and reporting currency.

                     The Company's transactions and balances denominated in U.S. dollars are presented at their original amounts. Non-dollar transactions and balances have been remeasured to U.S. dollars in accordance with Statement No. 52 of the Financial Accounting Standards Board ("FASB"). All transaction gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate.

              c.     Principles of consolidation:

                     The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances, including profits from intercompany sales not yet realized outside the group, have been eliminated in consolidation.

                                                       ELECTRIC FUEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------





              d.     Cash equivalents:

                     The Company considers all highly liquid investments originally purchased with maturities of three months or less to be cash equivalents.

              e.     Marketable debt securities:

                     The Company accounts for its investments using Statement of Financial Accounting Standard Board No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period.

                     The Company's securities are classified as available-for-sale. Accordingly, these securities are stated at market value, and the changes in their market value are carried directly to a separate item of shareholders' equity, under other comprehensive income
                     (loss). Realized gains and losses are carried to the statements of operations.

              f.     Inventories:

                     Inventories are stated at the lower of cost or market value. Cost is determined as follows:

                     Raw materials - by the "moving average basis" method.

                     Work in progress - represents the cost of development in progress.

                     Finished products - on the basis of direct manufacturing costs.

              g.     Property and equipment:

                     Property and equipment are stated at cost net of accumulated depreciation and investment grant.

                     Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following annual rates:

                                                                            %
                                                              ------------------------------
                     Machinery and equipment                       10 - 25 (mainly 10)
                     Computers and peripheral equipment                    33
                     Office furniture and equipment                      6 - 10
                     Motor vehicles                                        15
                     Leasehold improvements                    Over the term of the lease

                                                      ELECTRIC FUEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



              h.     Revenue recognition:

                     Revenues in respect of contracts for prototype equipment, technical assistance, services, etc. are recognized upon the delivery of the equipment or as the services are performed. Payment from technology licenses is recognized upon sale of the license.

                     If such payment is uncertain, revenue is recognized to the extent of non-refundable fee received.

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

              i.     Impairment in value of property and equipment:

                     In accordance with Statement No. 121 of the FASB, "Accounting for the Impairment and Disposal of Long-lived Assets", the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on the Company's estimate of future undiscounted cash flows, the Company expects to recover the carrying amounts of its remaining propety and equipment.

              j.     Income taxes:

                     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". This Statement prescribes the use of the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

              k.     Royalty-bearing grants:

                     Royalty-bearing grants from the Government of Israel for funding for research and development are recognized at the time the Company is entitled to such grants on the basis of the related costs incurred .

                     Royalty-bearing grants for the years ended December 31, 1997, 1998 and 1999 amounted to $ 2,381,771, $ 489,546 and
                     $ 1,202,976, respectively.

                                                      ELECTRIC FUEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


              l.     Concentrations of credit risk:

                     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables, notes receivable, cash and cash equivalents, and marketable debt securities. The Company's cash and cash equivalents are invested in dollar and dollar linked deposits with major Israeli and U.S. banks. Management believes that the financial institutions that hold the Company's investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

                     The Company's trade receivable are mainly derived from sales to customers in the United States and Europe. The Company has adopted credit policies and standards intended to accommodate industry growth the inherent risk. Management believes that credit risks are moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral as deemed necessary.

              m.     Basic and diluted net loss per share:

                     Basic net loss per share is computed based on the weighted average number of Common shares outstanding during each year. Diluted net loss per share is computed based on the weighted average number of Common shares outstanding during each year, plus dilutive potential Common shares considered outstanding during the year, in accordance with FASB Statement No. 128, "Earnings Per Share".

                     All, outstanding stock options, and warrants have been excluded from the calculation of the diluted net loss per Common share because all such of these securities are anti-dilutive for all periods presented. The total number of shares related to the outstanding, options and warrants excluded from the calculations of diluted net loss per share was 1,616,363, 2,964,255 and 2,820,679 for the years ended December 31, 1997, 1998 and 1999, respectively.

              n.     Accounting for stock-based compensation:

                     The Company has chosen to continue accounting for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB-25"), "Accounting for Stock Issued to Employees". Under APB-25, when the exercise price of the Company's shares options equals or is higher than the market price of the underlying shares on the date of grant, no compensation expense is recognized. The pro-forma information with respect to the fair value of the options is provided in accordance with the provisions of Statement No. 123 (see Note 6).

                     In accounting for warrants granted to those other than employees, the provisions of Statement of Financial Accounting Standard Board No. 123, "Accounting for Stock-Based Compensation", were applied. The fair value of these warrants was estimated at the grant date using the Black-Scholes option pricing model.

                                                      ELECTRIC FUEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



              o.     Advertising costs:

                     The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 1997, 1998 and 1999 was approximately $ 240,353, $ 255,520 and $
                     364,957, respectively.

              p.     Fair value of financial instruments:

                     SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosures about the fair value of financial instruments. The following disclosures of the estimated fair value of financial instruments have been determined by the Company using available market information and valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that the company could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

                     The carrying values of cash and cash equivalents, receivables, bank overdrafts, trade payables and trade receivables approximate fair values due to the short-term maturities of these instruments.

                     The financial instruments of the Company consist of cash and cash equivalents, accounts receivable and accounts payable and accruals. The fair value of the financial instruments usually equals to or approximates their carrying value, due their short-term maturities.

                                                      ELECTRIC FUEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



              q.     Related party disclosures:

                     FASB 57 has been asked to provide guidance on disclosures of transactions between related parties. Transactions between related parties commonly, occur in the normal course of business.

                     Related parties included in other accounts payable and accruals for the years ended December 31, 1998 and 1999 was $ 131,981, and $ 157,000, respectively.

                     Related parties included in selling, general and administrative expenses for the years ended December 31, 1997, 1998 and 1999 was $ 43,009, $ 38,404 and $ 15,750,
                     respectively.

                     Related parties included in financial income, net for the years ended December 31, 1997, 1998 and 1999 was $ 0, $ 92,612 and 49,924 respectively.

              r.     Accrued severance pay:

                     The Company's liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date. The Company records as expense the net increase in its funded or unfunded severance liability. Employees are entitled to one month salary for each year of employment, or a portion thereof. The Company's liability is fully provided by monthly deposits with severance pay funds, insurance policies and by an accrual. Deposits with severance pay funds and insurance policies are under the control of the Company.

                     The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds are based on the cash surrendered value of these policies, and include immaterial profits.

                     Severance expenses for the years ended December 31, 1997, 1998 and 1999 were $ 1,636,900, $ 257,160 and $ 203,690, respectively.

              s.     Impact of recently issued accounting standards:

                     In June 1998, the Financial Accounting Standards Board issued No. 133 ("SFAS 133"), "Accounting for Derivative instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The FASB has issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of SFAS No. 133. The rule will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the impact of this new statement on the Company's consolidated balance sheets or results of operations to be material.


NOTE 3:-      INVENTORIES


                                                            December 31,
                                                  ----------------------------------
                                                       1999              1998
                                                  ---------------   ----------------
             Raw and packaging materials                783,768           351,505
             Work in progress                           142,300                 -
             Finished products                          119,412            23,038
                                                  ---------------   ----------------

                                                      1,045,480           374,543
                                                  ===============   ================


                                                      ELECTRIC FUEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 4:-      PROPERTY AND EQUIPMENT

              a.     Composition of property and equipment is as follows:

                                                                                                December 31,
                                                                                  -----------------------------------------
                                                                                       1999                    1998
                                                                                  ----------------      -------------------
                    Cost:

                        Leasehold improvements
                        Computers and related equipment                             $   475,674           $   460,004
                        Motor vehicles                                                  529,790               513,142
                        Office furniture and equipment                                   52,851               659,768
                        Machinery, equipment and installations                          300,570               300,570
                        Software                                                      5,849,813             4,408,687
                                                                                  ----------------      -------------------

                                                                                    $ 7,676,698           $ 6,342,171
                                                                                  ----------------      -------------------
                    Accumulated depreciation:

                        Leasehold improvements                                      $   543,265           $   425,932
                        Computers and related equipment                                 357,180               269,381
                        Motor vehicles                                                  200,882               273,619
                        Office furniture and equipment                                  144,840                70,273
                        Machinery, equipment and installations
                        Software                                                      2,264,761             1,868,107
                                                                                  ----------------      -------------------

                    Depreciated cost                                                $ 3,510,929           $ 2,907,312
                                                                                  ================      ===================

              b. Depreciation expense amounted to $ 710,759, $ 893,940, and $856,327 for the years ended December 31, 1999, 1998 and 1997, respectively.*

                     *) Net of related investment grant in the amount of $ 0 and $ 989,036 as of December 31, 1999 and 1998,
                            respectively (see also Note 7b). As for charges, see Note 5d.

                                                      ELECTRIC FUEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




NOTE 5:-      COMMITMENTS

              a.     Royalty commitments:

                     1. EFL has received royalty-bearing research and development ("R&D") grants from the Office of the Chief Scientist ("OCS") of the Israel Ministry of Industry and Trade. Pursuant to the terms of these grants, EFL is obligated to pay royalties to the OCS on proceeds from the sale of products in which the OCS participated.

                            Royalties in respect of grants received are payable at a rate of 3%-5% of net sales (up to 100% of grants received). In the event of transfer of technology out of Israel, the rate of payment may be accelerated and total payments may reach 300% of the amount granted.

                     2. EFL, in cooperation with a U.S. participant, has received approval from the Israeli-U.S. Bi-national Industrial Research and Development Foundation ("BIRD-F") for 50% funding of a project for the development of a hybrid propulsion system for transit buses. The maximum approved cost of the project is approximately $ 1.8 million, and the Company's share in the project costs is anticipated to amount to approximately $ 1.1 million, which will be reimbursed by BIRD-F at the aforementioned rate of 50%.

                            Royalties at rates from 2.5%-5% of sales are payable up to a maximum of 150% of the grant received, linked to the U.S. Consumer Price Index. Accelerated royalties are due under certain circumstances.

                     3. The Company shall be obligated to pay royalties only on sales of products in respect of which OCS and BIRD participated in their development. Should the project fail, the Company shall not be obligated to pay any royalties.

                            As of December 31, 1999, total contingent liability to pay royalties are as follows: OCS (at 100%) - approximately $ 8,283,000; BIRD-F (at 150%) - approximately $ 478,000.

              b.     Lease commitments:

                     The premises of the Company are rented under non-cancelable operating lease for periods ending in 2000.

                     Further rental payments under the abovementioned leases is $ 247,000, due in the year 2000.

                     The rental payments are primarily payable in Israeli currency, linked to the Israeli Consumer Price Index (CPI).

                                                      ELECTRIC FUEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                     Rental expenses totaled approximately $ 345,000, $ 470,000 and $ 525,000 in 1999, 1998 and 1997, respectively.

              c.     Agreements relating to the Company's technology:

                     U.S. government:

                     In 1998, the Company, in cooperation with U.S. participants, received approval from the U.S. government (Department of Transportation - Federal Transit Administration) for 50% funding of a project for the construction and operation of a passenger bus, using the Company's technology. The maximum approved cost of the project is approximately $ 4,000,000. The Company's share in the project costs is anticipated to amount to approximately $ 3,500,000, which will be reimbursed by the U.S. Government at the aforementioned rate of 50%.

              d.     Conditions for entitlement to benefits:

                     As security for compliance with the terms attached to the investment grants, EFL has registered floating charges on all of its assets, in favor of the state of Israel.


NOTE 6:-      SHAREHOLDERS' EQUITY

              a.     Financial transactions:

                     1. Non-recourse notes receivable from employee-shareholders arising from the purchase of 1,500,000 of the Company's shares matured in 1998. The notes were renewed as recourse notes, due on December 31, 2007, bearing interest of 5.5% or linked to the Israeli CPI, whichever is higher. In June 1998, the terms of the recourse notes were amended such that the Company would have recourse only to certain termination compensation due to the employee-shareholders (which exceeds the amounts outstanding under the notes), or if terminated for cause, the employee-shareholders would continue to be personally liable.

                            Additionally, the Company agreed to purchase Company shares from the employee-shareholders, at prevailing market prices, up to the full amount outstanding under the notes. The Company agreed to grant new options at exercise prices equal to prevailing market prices, in the amount of shares sold by the employee-shareholder.

                     2. In 1996, 255,333 share options were exercised and the purchase price of the share was financed by the Company's acceptance of interest-bearing non-recourse notes receivable. In addition, the income and other taxes due were added to the note balance. As a result of this transaction, compensation expense in the amount of approximately $ 160,000 was recorded in 1996.

                                                      ELECTRIC FUEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                            In 1998, the Company purchased the aforementioned 255,333 shares for the aggregate amount outstanding under the aforementioned non-recourse notes. As a result of this transaction, compensation expense in the amount of approximately $ 110,000 was recorded in 1998.

                     3. Under the Common share option plans (see b. below), 0, 81,226 and 32,953 options were exercised to purchase the Company's shares in 1999, 1998 and 1997, respectively.

                     4. In 1998, 4,000 shares of the Company's Common shares were issued to directors. Accordingly, the Company recorded compensation expense of $ 10,710.

                     5. On December 3, 1999, two officers of the Company purchased 125,000 shares of Common stock out of the Company's treasury at the closing price of the Common stock on December 2, 1999. The Company loaned to each of the purchasers $ 167,975 for the purchase.

                     6. On December 28, 1999 the Company entered into an agreement with a group of private investors, including Mr. Leon S. Gross, a director of Electric Fuel Corporation and one of the existing shareholders. Pursuant to the agreement, the Company issued 1,425,0000 shares of Common stock to the investors at a price of $ 2.00 per share, for total purchase price of $ 2,850,000. The Company also issued warrants to purchase an additional 1,425,000 shares of the Common stock to the investors. Of these, warrants to purchase 950,000 shares of Common stock have an exercise price of $ 1.25 per share and are exercisable for a period of six months, and warrants to purchase 475,000 shares have an exercise price of $ 4.50 per share and are exercisable for a period of one year.

              b.     Common share option plans:

                     1. The Company has adopted the following share option plans, whereby options may be granted for purchase of the Company's Common shares:

                            a) 1991 Employee Option Plan - 2,115,600 shares reserved for issuance.

                            b) 1993 Employee Option Plan - as amended, 2,700,000 shares reserved for issuance.

                            c) 1998 Employee Option Plan - 1,500,000 shares reserved for issuance.

                                   Under the terms of the employee plans, the Board of Directors or the designated committee will grant options and will determine the vesting period and the exercise terms.

                            d) 1995 Non-Employee Director Plan - 500,000 shares reserved for issuance.

                                   Non-employee directors will receive an
                                   initial grant of options to purchase 15,000 shares of the Company's Common stock and thereafter will receive options to purchase 5,000 shares of Common stock per year of serving on to the Board of Directors. All employee options will be granted at fair market value.

                                                       ELECTRIC FUEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                     2. As of December 31, 1999, the total number of options authorized under the plans is 6,815,600, and which 1,942,724 options are available for future grant. Under these plans, options usually expire no later than 10 years from the date of grant. Each option can be exercised to purchase one share, conferring the same rights as the other Common shares.

                            The options usually vest over a three-year period (33.3% per annum).

                     3. A summary of the status of the Company's plans and other share options granted as of December 31, 1999, 1998 and 1997, and changes during the years ended on those dates, is presented below:

                                                              1999                    1998                    1997
                                                       -------------------    -------------------    --------------------
                                                                  Weighted                Weighted                Weighted
                                                                  average                 average                 average
                                                                  exercise                exercise                exercise
                                                       Number      price       Number      price       Number      price
                                                       ------     --------     ------     --------     ------     --------
                                                                     $                       $                       $
                                                                  --------                -------                  ------
                          Options outstanding at
                             beginning of year        2,964,255   $   3.70    1,616,363    $ 5.38     1,472,381     $ 5.24

                          Changes during year:
                             Granted(2)(3)              496,475   $   1.56    1,775,421    $ 2.79       187,085     $ 5.79
                             Exercised                        -                 (81,226)   $ 1.12       (32,953)    $ 1.12
                             Repriced:                        -
                              Old exercise price              -                (536,450)   $ 6.16             -       -
                              New exercise price              -                 536,450    $ 3.08             -       -
                          Forfeited or canceled        (640,051)  $   3.25     (346,303)   $ 2.70       (10,150)    $ 6.64
                                                     ----------               ---------               --------

                          Options outstanding at
                             end of year              2,820,679   $   3.44    2,964,255    $ 3.70     1,616,363     $ 5.38
                                                      ==========              ==========              =========

                          Options exercisable at
                             end of year              2,082,390   $   3.91    1,638,834    $ 3.67       784,800     $ 4.35
                                                      ==========              ==========              =========
                          Weighted average fair
                             value of options
                             granted during the
                             year (1)                 $    1.32               $    1.64               $    2.71
                                                      ==========              ==========              =========

                            (1) The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option-pricing model, with the following weighted average assumptions:

                                                                              1999              1998             1997
                                                                         ----------------  ---------------  ---------------
                                  Dividend yield                                     0%                0%               0%
                                  Expected volatility                              120%              103%              80%
                                  Risk-free interest                               5.5%          4.5-5.6%             6.1%
                                  Expected life of up to                        5 years          10 years         10 years

                                                      ELECTRIC FUEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                            (2) Includes options issued to consultants as compensation for services rendered: 1997 - 3,273 options. The compensation cost that has been charged against income is $ 9,000.

                            (3)    Includes 182,500, 803,325 and 122,500 options
                                   granted to related parties in 1999, 1998 and 1997, respectively.

                                   Of the aforementioned options, 1,099,684 options are fully vested as of December 31, 1999.

                     4. The following table summarizes information about options outstanding as of December 31, 1999:

                                                Options outstanding                              Options exercisable
                          -----------------------------------------------------------------  --------------------------
                                                              Weighted
                                                Number         average         Weighted         Number         Weighted
                                            outstanding at    remaining        average      exercisable at     average
                              Range of       December 31,    contractual       exercise      December 31,      exercise
                          exercise prices        1999            life           price            1999           price
                         ----------------    ------------    ------------      --------      --------------    --------
                                 $                              Years             $                               $
                         ---------------                     -------------      -------                        --------
                                   0-2            447,695       9.33              1.37             2,645         0.35
                                   3-4          1,729,091       6.77              2.86         1,447,520         2.83
                                   4-6            256,607       4.71              5.73           249,940         5.74
                                   6-8            377,286       6.04              6.75           375,619         6.75
                                   8-10            10,000       7.75              9.06             6,666         9.06
                                                 --------                                      ---------
                                                2,820,679       6.89              3.44         2,082,390         3.91
                                                =========                                      =========

                     The compensation cost that has been charged in the consolidated statements of operations in respect of options to employees in 1999, 1998 and 1997 was $ 0, $ 222,302 and $ 0, respectively.

                     Weighted-average fair values of options whose exercise price is equal to the market price of the stock on the date of grant are as follows:

                                                                            Weighted-average fair value of options
                                                                                 granted at an exercise price
                                                                        -----------------------------------------------
                                                                                         December 31,
                                                                        -----------------------------------------------
                                                                           1997              1998             1999
                                                                        ------------     -------------    -------------
                          Weighted average exercise price                $  5.38          $  3.7           $  3.44
                                                                        ============     =============    =============
                          Weighted average fair value on
                            date of grant                                $  3.38          $  2.29          $  1.33
                                                                        ============     =============    =============

                          Pro forma information under SFAS 123:

                                                      ELECTRIC FUEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                            Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards granted in 1997 and thereafter during 1998 and 1999 under the plans consistent with the method of Statement 123, the Company's loss and loss per share would have been increased to the proforma amounts indicated below:

                                                      1999                       1998                        1997
                                             ----------------------     ---------------------     -----------------------
                                                As                         As                          As
                                             reported     Pro-forma     reported      Proforma      reported     Pro-forma
                                            ------------ ----------     ----------   ----------     ---------    -----------
                                                                              U.S. dollars
                                           ---------------------------------------------------------------------------------
                          Loss             $ 6,915,688   $ 8,367,584    $ 8,532,570  $11,633,365    $9,129,499    $9,753,337
                                           ===========   ===========    ===========  ===========    ==========    ==========
                          Basic and
                             diluted loss
                             per share     $      0.48   $      0.58    $      0.61  $      0.83     $    0.73   $      0.78
                                           ===========   ===========    ===========  ===========     =========   ===========

NOTE 7:-      INCOME TAXES

              a.     Taxation of U.S. parent company (EFC):

                     The parent company provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized.

                     As of December 31, 1999, EFC has operating loss carryforwards for U.S. federal income tax purposes of approximately $ 469,000, which are available to offset future taxable income, if any, expiring in 2009.

              b.     Israeli subsidiary (EFL):

                     1. Tax benefits under the Law for the Encouragement of Capital Investments, 1959 ("the law"):

                            EFL's manufacturing facility has been granted "Approved Enterprise" status under the abovementioned law, and is entitled to investment grants from the State of Israel of 38% on property and equipment located in Jerusalem, and 20% on property and equipment located at its plant in Beit Shemesh, and to reduced tax rates on income arising from the "Approved Enterprise", as detailed below.

                            The approved investment program is in the amount of approximately $ 500,000. EFL effectively operated the program during 1993, and is entitled to the tax benefits available under the law. EFL is entitled to additional tax benefits as a "foreign investment company", as defined by the law. In 1995, EFL received approval for a second "Approved Enterprise" program for investment in property and equipment, in the amount of approximately $ 6,000,000, and approval for grants at the abovementioned rates, for these approved property and equipment.

                                                      ELECTRIC FUEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                            The main tax benefits available to EFL are:

                            a)     Reduced tax rates:

                                   During the period of benefits (seven to ten years), commencing in the first year in which EFL earns taxable income from the "Approved Enterprise", a reduced corporate tax rate of 10%-25% (depending on the percentage of foreign ownership, based on present ownership percentages of 15%) will apply, instead of the regular tax rates (see 4. below).

                                   The period of tax benefits, detailed above, is subject to limits of 12 years from the commencement of production, or 14 years from the approval date, whichever is earlier. Hence, it will expire in the year 2009.

                            b)     Accelerated depreciation:

                                   EFL is entitled to claim accelerated
                                   depreciation in respect of machinery and equipment used by the "Approved Enterprise" for the first five years of operation of these assets.

                     2. Measurement of results for tax purposes under the Income Tax Law (Inflationary Adjustments), 1985.

                            Results for tax purposes are measured in real terms of earnings in NIS after certain adjustments for increases in the consumer price index. As explained in Note 2b, the financial statements are presented in U.S. dollars. The difference between the annual change in the Israeli consumer price index and in the NIS/dollar exchange rate causes a difference between taxable income and the income before taxes shown in the financial statements. In accordance with paragraph 9(f) of SFAS No. 109, the Company has not provided deferred income taxes on this difference between the reporting currency and the tax bases of assets and liabilities.

                     3. Tax benefits under the Law for the Encouragement of Industry (Taxation), 1969:

                            EFL is an "industrial company", as defined by this law and, as such, is entitled to certain tax benefits, mainly accelerated depreciation, as prescribed by regulations published under the inflationary adjustments law, the right to claim public issuance expenses and amortization of know-how, patents and certain other intangible property rights as deductions for tax purposes.

                     4.     Tax rates applicable to income from other sources:

                            Income from sources other than the "Approved
                            Enterprise", is taxed at the regular rate of 36%.

                     5. Tax rates applicable to income distributed as dividends by EFL:

                                                       ELECTRIC FUEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                            The effective tax on income distributed by EFL to its parent company, EFC, would be increased as a result of the Israeli withholding tax imposed upon such dividend distributions. The overall effective tax rate on such distribution would be 28%, in respect to income arising from EFL's "Approved Enterprise", and 44% in respect of other income. EFL does not have any earnings available for distribution as dividend, nor does it intend to distribute any dividends in the foreseeable future.

                     6.     Tax loss carryforwards:

                            As of December 31, 1999, EFL has operating loss carryforwards for Israeli tax purposes of approximately $ 59 million, which are available, indefinitely, to offset future taxable income.

              c.     European subsidiaries:

                     Income of the European subsidiaries, which is derived from intercompany transactions, is based on the tax laws in their countries of domicile.

              d.     Deferred income taxes:

                     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                            December 31,
                                                              -----------------------------------------
                                                                    1999                    1998
                                                              ------------------      -----------------
                                                                            U.S. dollars
                                                              -----------------------------------------
                    Domestic income taxes:
                       Deferred tax asset                       $      70,000          $       67,000
                       Less - valuation allowance                     (70,000)                (67,000)
                                                              ------------------      -----------------
                                                              $             -         $             -
                                                              ==================      =================
                    Foreign income taxes:
                       Deferred tax asset *)                  $     7,300,000         $     6,500,000
                       Less - valuation allowance                  (7,300,000)             (6,500,000)
                                                              ------------------      -----------------
                                                              $              -        $             -
                                                              ==================      =================

                     *) Mainly in respect of loss carryforwards, deductible expenditures reported as a reduction in the proceeds from issuing shares, accrued severance pay and depreciation on property and equipment.

              e.     Income (loss) before taxes on income:

                                                              Year ended December 31,
                                               ----------------------------------------------------
                                                                  U.S. dollars
                                               ----------------------------------------------------
                                                   1997               1998               1999
                                               --------------    ---------------    ---------------
                          Domestic              $  (232,205)     $   (313,902)       $  (241,474)
                          Foreign                (6,677,466)       (8,261,842)        (9,226,123)
                                               --------------    ---------------    ---------------
                                                 (6,909,671)       (8,575,744)        (8,984,649)
                                               ==============    ===============    ===============

              f.     Income taxes included in the statements of operations:

                                                      ELECTRIC FUEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                                                                                 Year ended December 31
                                                               -----------------------------------------------------------
                                                                     1999                 1998                 1997
                                                               -----------------    -----------------    -----------------
                                                                                     U.S. dollars
                                                               -----------------------------------------------------------

                    U.S.                                            $   6,017           $   22,993           $   39,000
                    Europe                                                  -              (66,167)             105,850
                                                               -----------------    -----------------    -----------------

                                                                    $   6,017            $ (43,174)           $ 144,850
                                                               =================    =================    =================

NOTE 8:-      SUPPLEMENTARY BALANCE SHEET INFORMATION

              a.     Other accounts receivable and prepaid expenses:

                                                                                                December 31,
                                                                                  -----------------------------------------
                                                                                        1999                    1998
                                                                                  ------------------      -----------------
                                                                                                U.S. dollars
                                                                                  -----------------------------------------
                    Government authorities and agencies:                                  450,825                 438,619
                                                                                  ------------------      -----------------

                    U.S. government                                                       273,187                 380,776
                    Employees                                                              23,412                  19,937
                    Prepaid expenses                                                       22,194                 141,321
                    Interest receivable                                                         -                 141,951
                    Other                                                                 180,772                 176,452
                                                                                  ------------------      -----------------

                                                                                          499,565                 860,437
                                                                                  ------------------      -----------------

                                                                                      $   950,390             $ 1,299,056
                                                                                  ==================      =================

              b.     Other accounts payable and accruals:

                                                                                             December 31,
                                                                             ----------------------------------------------
                                                                                    1999                      1998
                                                                             --------------------      --------------------
                                                                                             U.S. dollars
                                                                             ----------------------------------------------
                    Employees and employee institutions                            $   288,580             $   347,950
                    Accrued vacation pay                                               233,749                 214,303
                    Accrued expenses                                                   831,989                 408,597
                    Other                                                               46,445                  32,672
                                                                             --------------------      --------------------

                                                                                   $ 1,400,763             $ 1,003,522
                                                                             ====================      ====================


                                                      ELECTRIC FUEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



              c.     Investment in marketable debt securities:

                                                               December 31, 1998                 December 31, 1999
                                                         ------------------------------   --------------------------------
                                                                              Fair                               Fair
                                                          Amortized         market          Amortized           market
                                                             Cost            value            Cost              value
                                                         -------------    -------------   -------------    ---------------
                                                                                   U.S. dollars
                                                         -----------------------------------------------------------------
                    Obligations of states and
                       political subdivisions             $3,702,518       $3,700,575        $      -         $      -
                    Less - portion due in one
                       year or less - presented
                       among current assets               $3,702,518       $3,700,575        $      -         $      -
                                                         -------------    -------------   -------------    ---------------
                                                          $                $                 $                $

                     Unrealized gain (loss) in respect of these securities - at December 31, 1999 aggregate $ (1,943).

NOTE 9:-      SELECTED STATEMENTS OF OPERATIONS DATA

              a.     Research and development expenses and cost of revenues:

                                                                                Year ended December 31,
                                                               -----------------------------------------------------------
                                                                     1999                 1998                 1997
                                                               -----------------    -----------------    -----------------
                                                                                     U.S. dollars
                                                               -----------------------------------------------------------

                    Materials, subcontracted work
                       and consulting                              $  2,555,984        $   2,527,183        $   3,005,443
                    Salaries and related expenses                     3,521,622            4,366,995            6,365,241
                    Royalties (Note 6a)                                  16,188              114,385              106,722
                    Other                                             1,740,257            3,161,393            2,856,875
                                                               -----------------    -----------------    -----------------

                    Less royalty-bearing grant                        1,202,976              489,546            2,381,777
                                                               -----------------    -----------------    -----------------

                                                                    $ 6,631,075       $    9,680,410         $  9,952,504
                                                               =================    =================    =================

              b.     Selling, general and
                     administrative expenses:

                                                                                Year ended December 31,
                                                               -----------------------------------------------------------
                                                                     1999                 1998                 1997
                                                               -----------------    -----------------    -----------------
                                                                                     U.S. dollars
                                                               -----------------------------------------------------------
                    Salaries and related expenses                  $  1,422,441         $  1,608,743         $  1,724,498
                    Consulting and professional fees                    537,761              544,525            1,304,349
                    Other                                             1,202,441            1,407,371            1,304,625
                                                               -----------------    -----------------    -----------------

                    Total                                          $  3,162,643         $  3,560,639         $  4,333,472
                                                               =================    =================    =================

                                                      ELECTRIC FUEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

              c.     Financial income and expenses:

                                                                                Year ended December 31,
                                                               -----------------------------------------------------------
                                                                     1999                 1998                 1997
                                                               -----------------    -----------------    -----------------
                                                                                     U.S. dollars
                                                               -----------------------------------------------------------
                    Financial expenses:
                      Interest, bank charges and
                        fees                                        $   71,074          $     9,485          $    58,159
                    Exchange rate differences                           32,661               34,154              128,871
                                                               -----------------    -----------------    -----------------
                                                                       103,735               63,639              187,030

                    Financial income:
                      Interest                                      $  293,784          $   715,681          $   962,141
                                                               -----------------    -----------------    -----------------
                    Total                                              190,049              652,042              775,111
                                                               -----------------    -----------------    -----------------


NOTE 10:-     SEGMENT INFORMATION

              a.     General:

                     In 1998, the Company adopted, , FAS 131, "Disclosures About Segments of an Enterprise and Related Information", which was issued in June 1997 by the FASB.

                     1. Criteria used by management to determine the enterprise's reportable segments:

                            The Company's reportable segments are strategic business units that offer different products. They are managed separately because each business requires different marketing strategies.

                     2. The Company is involved in the research, development and commercial exploitation of zinc-air electrochemical technology for primary and reusable battery systems. The Company operates in three business segments: consumer batteries, electric vehicles, and defense and safety products.

                                                      ELECTRIC FUEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

              b. Information about reported segment gains, losses and assets:

                     The Company evaluates performance based on gross profit and loss.

                                                                 Defense
                                                  Electric      and safety      Consumer          All
                                                  vehicles       products       batteries        other          Total
                                                 -----------    -----------     ----------   -----------     ----------
                     1999:
                     ----
                     Revenues from outside
                        customers                $ 1,229,854     $   979,123   $    254,991  $     230,030    $ 2,693,998
                     Depreciation expense           (234,550)        (85,291)      (149,259)      (241,659)      (710,759)
                     Direct expenses (1)          (2,659,478)     (1,242,652)    (3,007,398)    (2,179,448)    (9,088,976)
                                                ------------     -----------   ------------  -------------   ------------
                     Segment gross loss          $(1,664,174)    $  (348,820)  $ (2,901,666) $  (2,191,077)    (7,105,737)
                     Financial income, net      ============     ===========   ============    ===========        190,049

                     Net loss                                                                                  (6,915,688)
                                                                                                            ==============


                     Segment assets              $ 1,129,771     $   360,553   $  1,516,518   $  1,158,926    $ 4,165,769
                                                 ===========     ===========    ===========    ===========    ===========
                     Expenditures for segment
                        assets                   $   221,808     $    80,657   $    942,450   $    228,529    $ 1,473,444
                                                 ===========     ===========    ===========    ===========    ===========

                     1998:
                     ----
                     Revenues from outside
                        customers                $ 2,792,000     $ 1,181,000   $          -   $     40,263   $  4,013,263
                     Depreciation expense           (526,000)        (37,000)        (7,000)      (323,940)      (893,940)
                     Direct expenses (1)(2)       (4,766,000)     (1,188,000)    (3,011,000)    (3,338,935)   (12,303,935)
                                                ------------     -----------   ------------   ------------    -----------
                     Segment gross loss          $(2,500,000)    $   (44,000)  $ (3,018,000)  $ (3,622,612)    (9,184,612)
                                                 ===========     ===========    ===========    ===========
                     Financial income, net                                                                        652,042
                                                                                                            -------------
                     Net loss                                                                                $ (8,532,570)
                                                                                                            ==============
                                                                 Defense
                                                  Electric      and safety      Consumer          All
                                                  vehicles       products       batteries        other          Total
                                                ------------     -----------   ------------  -------------   ------------

                     Segment assets              $ 1,153,000     $   369,000   $    730,000  $   1,182,859   $  3,434,859

                     Expenditures for segment
                        assets                   $    75,000     $    67,000   $    694,000  $     149,507   $    985,507

                     1997:
                     ----
                     Revenues from outside
                        customers                $ 3,397,000     $ 1,129,216   $          -  $           -   $  4,526,216
                     Depreciation expense           (556,000)        (17,000)             -       (283,327)      (856,327)
                     Direct expenses (1)          (8,550,000)       (713,000)      (281,000)    (4,030,499)   (13,574,499)
                                                ------------     -----------   ------------  -------------   ------------
                     Segment gross loss          $(5,709,000)    $   399,216   $   (281,000)  $ (4,313,826)    (9,904,610)
                     Financial income, net       ===========     ===========    ===========    ===========        775,111
                                                                                                            -------------
                     Net loss                                                                                $ (9,129,499)
                                                                                                            ==============

                     (1) Including selling, general and administrative expenses and income taxes.

                                                      ELECTRIC FUEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------





                     (2) Including non-cash expense derived from write-down of property and equipment in the amount of $ 1.25 million.

              c.     Summary information about geographic areas:

                     The following presents total revenues for the years ended December 31, 1997, 1998 and 1999, and long-lived assets as of December 31, 1997, 1998 and 1999:

                                               1997                          1998                            1999
                                   ---------------------------    ---------------------------    ---------------------------
                                      Total       Long-lived         Total      Long-lived           Total      Long-lived
                                    revenues        assets         revenues       assets           revenues       assets
                                   ----------    -------------    ----------   --------------     ----------   -------------
                       U.S.A.      $2,282,643    $      36,038    $1,374,261   $       43,757     $  473,250   $      38,879
                       Germany         71,198               --     2,138,690               --      3,558,141              --
                       Italy           20,712               --       295,937               --        494,825              --
                       Israel          50,966        4,129,731       204,375        3,391,102             --         471,510
                       England         59,400               --            --               --             --              --
                       Other          209,079               --            --               --             --              --
                                   ----------    -------------    ----------   --------------     ----------   -------------

                                   $2,693,998    $   4,165,769    $4,013,263   $    3,434,859     $4,526,216   $   4,754,389
                                   ==========    =============    ==========   ==============     ==========   =============

              d.     Revenues from major customers:

                                                                     1999                 1998                 1997
                                                               -----------------    -----------------    -----------------
                                                                                           %
                                                               -----------------------------------------------------------
                    Electric vehicles:
                       Customer A                                       -                   51                   33
                       Customer B                                       -                    7                   30
                       Customer C                                       -                    -                   11
                       Customer D                                      45                    8                    -
                    Defense and safety products:
                       Customer A                                       -                    -                   14
                       Customer B                                      13                    8                    -

NOTE 11:-     SUBSEQUENT EVENTS

              On January 5, 2000, the Company entered into a Common Stock Purchase Agreement with a group of private investors. Pursuant to this agreement, on January 10, 2000 the Company issued 385,000 shares of common stock to the investors at a price of $ 2.50 per share, for a total purchase price of $ 962,000.

              a. On January 5, 2000, the Company entered into a Common Stock
                 Purchase Agreement with a group of private investors. Pursuant to this agreement, on January 10, 2000 the Company issued 385,000 shares of common stock to the investors at a price of $2.50 per share, for a total purchase price of $962,000.

              b. On March 15, 2000, Electric Fuel Corporation and Koor
                 Industries Ltd. jointly announced an agreement that will allow Electric Fuel to acquire the Tadiran Batteries subsidiary of Koor Industries Inc., and for Koor Industries also to invest $10.5 million in Electric Fuel.

                 According to the terms of the agreement, Electric Fuel will acquire Tadiran Batteries from Koor for $40,000,000 in Electric Fuel's common stock. Based on Electric Fuel's closing price of $17.125 per share on March 8, the date on which the two companies reached agreement in principle, Koor will receive 2,335,767 shares, reflecting a total transaction value of $4.16 million based on the closing price of $17.8125 on March 14, 2000. The transaction is subject to the approval of the Israeli restrictive trade practice controller.

                                - - - - - - - -