Form 10-Q
period 2000-03-31
ELECTRIC FUEL CORP
filed 2000-05-15
CIK 916529

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2000

                          Commission file No.  0-23336




                           ELECTRIC FUEL CORPORATION
          -----------------------------------------------------------
             Exact name of registrant as specified in its charter




           Delaware                                          954302784
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification No.)




120 Wood Avenue South, Suite 300, Iselin, New Jersey             08830
(Address of principal executive offices)                      (Zip Code)


                                (732) 635-7100
          -----------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X                       No
                          -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the issuer's common stock as of March 31, 2000 was 18,145,809.

                                     INDEX

PART I - FINANCIAL INFORMATION:


     Item 1 - Interim Financial Statements (Unaudited):
     -------------------------------------------------
   Consolidated Balance Sheets at March 31, 2000 and
          December 31, 1999                                                  3-4

   Consolidated Statements of Operations for the Three Months
          Ended March 31, 2000 and 1999                                        5

   Consolidated Statements of Changes in Stockholders' Equity
          for the Three Months Ended March 31, 2000                            6

   Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 2000 and 1999                                      7-8

   Notes to the Consolidated Financial Statements                              9

     Item 2 - Management's Discussion and Analysis of Financial
     ----------------------------------------------------------
              Condition and Results of Operations                          10-13
              -----------------------------------

     Item 3 - Quantitative and Qualitative Disclosures About Market
              -----------------------------------------------------
              Risk                                                            13
              ----

PART II - OTHER INFORMATION:

     Item 2 - Change in Securities                                            13
     -----------------------------

     Item 4 - Submission of Matters to a Vote of Security Holders             13
     ------------------------------------------------------------

     Item 6 - Exhibits and Reports on Form 8-K                                14
     -----------------------------------------

SIGNATURES                                                                    15

ELECTRIC FUEL CORPORATION

CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------
                                                                   March  31,          December 31,
                                                                      2000                1999
                                                                ---------------     -----------------
                           ASSETS                                 (Unaudited)           (Audited)
CURRENT ASSETS:
    Cash and cash equivalents                                     $ 6,352,431           $ 2,555,645

    Marketable debt securities

    Accounts receivable:
       Trade                                                          510,372               498,077
       Other                                                        1,081,358               950,390

    Inventories                                                     1,243,910             1,045,480
                                                                ---------------     -----------------
          Total current assets                                      9,188,071             5,049,592
                                                                ---------------     -----------------
NOTES RECEIVABLE FROM STOCKHOLDERS                                    930,026
                                                                ---------------     -----------------

FIXED ASSETS:
    Cost                                                            8,079,211             7,676,698
    Less - accumulated depreciation and amortization                3,545,679             3,510,929
                                                                ---------------     -----------------
                                                                    4,533,532             4,165,769
                                                                ---------------     -----------------
Severance Pay Fund                                                    901,208               813,535
                                                                ---------------     -----------------
                                                                  $15,552,838           $10,028,896
                                                                ===============     =================
-----------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION

CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------
                                                                             March  31,        December 31,
                                                                              2000                1999
                                                                         ---------------    ----------------
                                                                           (Unaudited)         (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accruals:
       Trade                                                              $  1,621,678        $  2,026,175
       Other                                                                 1,863,259           1,400,763
                                                                         ---------------    ----------------
         Total current liabilities                                           3,484,937           3,426,938

LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT                                2,488,159           2,359,599
                                                                         ---------------    ----------------
           Total Liabilities                                                 5,973,096           5,786,537
                                                                         ---------------    ----------------
STOCKHOLDERS' EQUITY:
Common stock - $0.01 par value; authorized -28,000,000 shares;
issued - 15,728,387 shares and 18,151,142 shares as of
December 31, 1999 and March 31, 2000 respectively; outstanding -
15,723,054 shares and 18,145,809 shares as of December 31,
1999 and March 31, 2000 respectively.                                          181,511             157,284  *
Preferred stock - $0.01 par value; authorized -
1,000,000 shares, no shares outstanding

Additional paid-in capital                                                  65,034,942          58,678,015  *

Accumulated deficit                                                        (53,942,462)        (51,468,715)

Treasury stock, at cost (common stock - 5,333 shares)                          (37,731)            (37,731) *

Notes receivable from stockholders                                          (1,656,518)         (3,086,494)
                                                                         ---------------    ----------------
          Total Stockholders' Equity                                         9,579,742           4,242,359
                                                                         ---------------    ----------------

                                                                         ---------------    ----------------
                                                                          $ 15,552,838        $ 10,028,896
                                                                         ===============    ================
-----------------------------------------------------------------------------------------------------------------

*Reclassified


   The accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

----------------------------------------------------------------------------------------------

                                                                Three months ended March 31,
                                                               ------------------------------
                                                                    2000             1999
                                                               -------------    -------------
REVENUES                                                        $   652,946      $   547,972
                                                               -------------    -------------


RESEARCH AND DEVELOPMENT EXPENSES AND COST OF REVENUES            2,090,221        2,136,050

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      1,031,912          874,328
                                                               -------------    -------------
                                                                  3,122,133        3,010,378

                                                               -------------    -------------
OPERATING LOSS                                                   (2,469,187)      (2,462,406)

FINANCIAL INCOME (EXPENSES), NET                                     (4,560)          75,773
                                                               -------------    -------------
LOSS BEFORE TAXES ON INCOME                                      (2,473,747)      (2,386,633)

TAXES ON INCOME                                                                        8,267
                                                               -------------    -------------
LOSS FOR THE PERIOD                                              (2,473,747)      (2,394,900)
                                                               =============    =============

LOSS PER SHARE                                                  $     (0.14)     $     (0.17)
                                                               =============    ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                    17,166,343       14,048,054
                                                               =============    ============
---------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of the Financial Statements.

          ELECTRIC FUEL CORPORATION

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                                           (Unaudited)
====================================================================================================================================
                                         Common Stock
                                   -----------------------
                                                                                                            Notes
                                                              Additional      Accumulated   Treasury   receivable from
                                     Shares       Amount    paid-in capital     deficit      stock       shareholders      Total
                                   ----------   ----------  ---------------  -------------  --------   ---------------  -----------
BALANCE AT JANUARY 1, 2000         15,728,387 * $  157,284 *    $58,678,015  $ (51,468,715) $(37,731) *    $(3,086,494) $ 4,242,359

CHANGES DURING THE THREE
MONTH PERIOD ENDED
MARCH 31, 2000:
Accrued Interest on notes
  receivable from stockholders                                                                             $   (11,699) $   (11,699)
                                                                                                           $ 1,441,675  $ 7,822,829
Issuance of shares, net             2,422,755       24,227        6,356,927
Loss                                                                         $  (2,473,747)                             $(2,473,747)
                                   ----------   ----------   --------------  -------------  --------       -----------  -----------
BALANCE AT
  MARCH 31, 2000                   18,151,142   $  181,511      $65,034,942  $ (53,942,462) $(37,731)      $(1,656,518) $ 9,579,742
                                   ==========   ==========   ==============  =============  ========       ===========  ===========

====================================================================================================================================
* Reclassified

       The accompanying notes are an integral part of the Financial Statements.

               ELECTRIC FUEL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

====================================================================================================================================

                                                                                        Three months ended March 31,
                                                                                      ---------------------------------
                                                                                        2000                  1999
                                                                                      -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Loss for the period                                                                   $(2,473,747)          $(2,394,900)

Adjustments required to reconcile loss to net cash used in operating activities:
    Depreciation and amortization                                                          34,750               224,918
    Expenses due to options granted to suppliers                                          107,000
    Interest accrued on notes from stockholders                                           (20,069)               (9,733)
    Liability for employee rights upon retirement, net                                     40,887                16,606
    Changes in operating asset and liability items:
    (Increase) Decrease in accounts receivable                                           (143,263)              415,343
    (Increase) Decrease in inventories                                                   (198,430)              (32,622)
    Increase (Decrease) in accounts payable and accruals                                   57,999               (16,289)
    Decrease in advances from customers                                                                         (87,964)
                                                                                      -----------           -----------
      Net cash used in operating activities                                           $(2,594,873)          $(1,884,641)
                                                                                      -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                             (402,513)             (460,662)
    Loans granted to shareholders                                                        (921,656)
    Sale of marketable debt securities, net                                                                   2,145,571
                                                                                      -----------           -----------
      Net cash (used in) provided by investing activities                             $(1,324,169)          $ 1,684,909
                                                                                      -----------           -----------
                                                                                      -----------           -----------
FORWARD                                                                               $(3,919,043)          $  (199,732)
                                                                                      -----------           -----------

   The accompanying notes are an integral part of the Financial Statements.

                           ELECTRIC FUEL CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

=======================================================================================================================
                                                                                              Three months ended
                                                                                                   March  31,
                                                                                      ---------------------------------
                                                                                         2000                  1999
                                                                                      -----------           -----------
FORWARD                                                                               $(3,919,043)          $  (199,732)
                                                                                      -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of share capital, net                                        3,062,500
    Proceeds from exercise of options and warrants                                      4,653,329
                                                                                      -----------           -----------
     Net cash provided by financing activities                                          7,715,829
                                                                                      -----------           -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        3,796,787              (199,732)
BALANCE OF CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                                     2,555,645             5,242,555
                                                                                      -----------           -----------
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 6,352,432           $ 5,042,823
                                                                                      ===========           ===========

SUPPLEMENTARY INFORMATION ON ACTIVITIES NOT
INVOLVING CASH FLOW:

        Issuance of share capital (including additional paid-in capital)
         upon notes receivable                                                        $   658,325
                                                                                      ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - CASH (PAID) RECEIVED DURING THE PERIOD FOR:

       Interest                                                                       $    56,636           $      (548)
                                                                                      ===========           ===========
       Advances to income tax authorities                                             $   (20,176)          $   (10,040)
                                                                                      ===========           ===========

=======================================================================================================================

   The accompanying notes are an integral part of the Financial Statements.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


GENERAL

The interim financial statements of Electric Fuel Corporation ("the Company") reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company's management, necessary for a fair statement of results for the periods presented. Operating revenue and expenses for any interim period are not necessarily indicative of results for a full year.

For the purpose of these interim financial statements, certain information and disclosures normally included in financial statements have been condensed or omitted. These unaudited statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report. Amounts reported here have been rounded to the nearest thousand, unless such amounts are more than 1.0 million, in which event such amounts have been rounded to the nearest hundred thousand.

General


     The Company has experienced significant fluctuations in the sources and amounts of its revenues and expenses, and the Company believes that the following comparisons of results of operations for the periods presented do not provide a meaningful indication of the development of the Company. During these periods, the Company has received periodic lump-sum payments relating to licensing and other revenues from its strategic partners; these payments have been based on the achievement of certain milestones, rather than ratably over time. The Company's expenses have been based upon meeting the contractual requirements under its agreements with various strategic partners and, therefore, have also varied according to the timing of activities, such as the need to provide prototype products and to establish and engineer refueling and regeneration facilities. The Company's research and development expenses have been offset, to a limited extent, by the periodic receipt of research grants from the Israeli Chief Scientist. The Company expects that, because of these and other factors, including general economic conditions and delays due to legislation and regulatory and other processes and the development of competing technologies, future results of operations may not be meaningfully compared with those of current and prior periods. Thus, the Company believes that period-to-period comparisons with its past results of operations should not be relied upon as indications of future performance.

     The Company incurred significant operating losses for the years ended December 31, 1999, 1998 and 1997. While the Company expects to derive revenues from the sale of batteries for portable electronic devices, components of the Electric Fuel Electric Vehicle System, including refueling and Electric Fuel services and defense and safety products manufactured by the Company, as well as from licensing rights to the Electric Fuel technology to third parties, there can be no assurance that the Company will ever derive such revenues or achieve profitability.

Functional Currency

     The Company's management considers the United States dollar to be the currency of the primary economic environment in which the Company's Israeli subsidiary, Electric Fuel (E.F.L.) Limited ("EFL"), operates. EFL has therefore adopted and is using the United States dollar as its functional currency. Further, the Company believes that the operations of EFL's subsidiaries are an integral part of the Israeli operations. Transactions and balances originally denominated in U.S. dollars are presented at the original amounts. Gains and losses arising from non-dollar transactions and balances are included in net income.

Forward-Looking Statements

     When used in this discussion, the words "believes," "anticipated," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" attached as Exhibit 99 to the Company's Annual Report for the year ended December 31, 1999 on Form 10-K and incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

     Three months ended March 31, 2000, compared to the three months ended March 31, 1999.

     Revenues. Revenues for the first quarter of 2000 totaled $653,000 compared with $548,000 in the comparable period in 1999, an increase of $105,000. During the first quarter of 2000, the Company recognized revenues from the sale of Survivor Locator Lights and sale of consumer batteries.

     During the first quarter of 2000, revenues were $286,000 for the Defense and Safety division (compared to $256,000 in 1999), $0 for the Electric Vehicle division (compared to $287,000 for 1999) and $363,000 for the Consumer Battery division (there were no revenues for this division in 1999).

     Research and development expenses and cost of revenues. Research and development expenses and cost of revenues for the first quarter of 2000 were $2.1 million compared with $2.1 million for the first quarter of 1999. The Company believes that, given the Company's stage of development, it is not, at this time, meaningful to distinguish between R&D expenses and cost of revenues. With regard to the Company's R&D program, since the Company's 2000 grant applications have not yet been approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade, the Chief Scientist royalty-bearing grants have not been recognized in the first quarter of 2000. During the first quarter of 1999, no royalty-bearing grants were recognized, as the 1999 Chief Scientist application was not approved until later in the year. R&D expenses and cost of operations related to Consumer Battery and Defense and Safety applications are expected to continue to increase for 2000, as the Company intensifies its efforts in these new areas.

     Direct expenses for the Company's three divisions for the first quarter of 2000 were $0.21 million (1998: $0.36 million), $0.16 million (1998: $0.62 million), and $1.93 million (1998: $1.40 million) in the Defense and Safety, Electric Vehicle and Consumer Battery divisions, respectively.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the first quarter of 2000 were $1,032,000 compared with $874,000 in the first quarter of 1999. The Company expects further increases in selling, general and administrative expenses, particularly with respect to marketing expenses, as the Company expands the applications for its technology.

     Financial expenses. Financial expenses, net of interest income and exchange differentials, totaled approximately $5,000 in the first quarter of 2000 compared to $76,000 financial income in the same quarter in 1999.

     Net losses. Due to the factors cited above, the Company reported a net loss of $2.5 million in the first quarter of 2000 compared with a net loss of $2.4 million in the first quarter of 1999.


Liquidity and Capital Resources

     As of March 31, 2000, the Company had cash, cash equivalents and financial investments of approximately $6.4 million compared with $2.6 million as of December 31, 1999.

     The Company used available funds in the first quarter of 2000 primarily for continued research and development expenditures, and other working capital needs. The Company increased its investment in fixed assets by $403,000, primarily in the consumer battery division, during the quarter ended March 31, 2000.

     On May 15, 2000 the Company announced that the Company and Koor Industries Ltd. ("Koor") had entered into an agreement pursuant to which Koor will acquire 1 million shares of the Company's common stock at a price of $10 per share, for a total cash investment of $10 million (with the number of shares being subject to possible upwards adjustment based on sales of the Company's stock at less than $10/share during the six months following the investment). The parties have agreed that upon completion of this financing, the above transaction replaces the agreements previously announced by the Company and Koor on March 15, 2000 and the Company will not proceed with the acquisition of Koor's subsidiary Tadiran Batteries Ltd., as had been previously announced.

     EFL presently has a line of credit ("the Credit Facility") with the First International Bank of Israel Ltd. ("FIBI"). Borrowings under the Credit Facility bear interest at FIBI's prime rate + 2% per annum, are unconditionally guaranteed by the Company and are secured by a pledge of foreign currency deposits in the amount of NIS 3.8 million (approximately $944,000). Additionally, the Credit Facility imposes financial and other covenants on EFC and EFL. The agreement establishing the Credit Facility expired on January 20, 2000, and the Company is currently negotiating the renewal by FIBI. The Credit Facility provides EFL with a line of credit in the maximum principal amount of NIS 3.8 million (approximately $944,000), which can be used as credit support for various obligations of EFL. The Company has an additional credit line of up to $750,000 guaranteed by the Company's receivables (up to 75% of the receivables total amount as determined from time to time). As of March 31, 2000, FIBI had issued letters of credit and bank guarantees totaling approximately $210,000.

     The Company has no long term debt outstanding, and is using its cash reserves and revenues from operations primarily to continue development of batteries for consumer electronic devices, as well as to participate in the BIRD and FTA Electric Vehicle programs. Furthermore, the Company plans to establish in 2000 a commercial production line and prepare for market penetration of its new Zinc-Air battery for cellular telephones.

     The Company believes that its present cash position and cash flows from operations will be sufficient to satisfy the Company's estimated cash requirements for at least 12 months. However, the Company will seek additional funding in order to accelerate its future plans.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to the impact of interest rate changes and foreign currency fluctuations due to its international sales, production and funding requirements.

     The Company's research, development and production activities are primarily carried out by the Company's Israeli subsidiary EFL at the Company's facility in Beit Shemesh, and accordingly the Company has sales and expenses in new Israeli shekels. However, the majority of the Company's sales are made outside Israel in U.S dollars, and a substantial portion of the Company's costs are incurred in U.S. dollars. Therefore, the Company's functional currency is the U.S. dollar.

     Although the Company has a line of credit that may be affected by interest rate changes, given the Company's level of borrowing, the Company does not believe the market risk from interest rate changes is material.


                          PART II - OTHER INFORMATION


Item 2.   Changes in Securities.

     In March 2000, the Company issued 3,268 and 3,914 shares of the Company's common stock to Dov B. Ben Meir and G. S. Schwartz & Co. Inc. (the "Consultants"), respectively, in payment of fees (totaling approximately $15,327) for consulting services rendered by the Consultants to the Company in 1998 and 1999. The number of shares issued to the Consultants was calculated based on the trading price of the Company's common stock at the time the services were rendered. The shares were not registered under the Securities Act of 1933, as amended (the "Act"), and were issued in reliance on the exemption from registration provided by Section 4(2) of the Act as transactions by an issuer not involving a public offering.



Item 4.   Submission of Matters to a Vote of Security Holders.

     The Company held its 1999 Annual Meeting of Stockholders on February 16, 2000. The following matters were voted upon at the meeting with the accompanying results:

1.  Election of Class II directors:

                                               Votes            Votes
                                                for           withheld
                                               -----          --------
               Jack E. Rosenfeld            12,043,441           9,170
               Lawrence M. Miller           12,043,441           9,170

2.  Fixing the number of Class II directors at two.


                                  Votes             Votes           Votes
                                   for             withheld       abstaining
                                   ---             --------       ----------
                               12,000,044           27,325          25,242


Item 6.   Exhibits and Reports on Form 8-K.


(a)         Exhibits filed herewith:  Exhibit 27 - Financial Data Schedule


(b) The following reports on Form 8-K were filed during the first quarter of 2000:


              Date                             Items Reported
              ----                             --------------
March 24, 2000                     Announcement of the proposed acquisition of
                                   Tadiran Batteries Ltd. by the Company and the
                                   proposed investment in the Company by Koor
                                   Industries Limited.

January 24, 2000                   January 2000 private placement of 385,000
                                   shares of the Company's common stock.

January 18, 2000 (as amended on    Change in the Company's Independent
January 21, 2000)                  Accountants.

January 7, 2000                    December 1999 private placement of 1,425,000
                                   shares of the Company's common stock and
                                   warrants to purchase an additional 1,425,000
                                   shares of the Company's common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ELECTRIC FUEL CORPORATION

                                             (Registrant)

                                               /s/ Robert S. Ehrlich
                                         By:___________________________

                                             Name:  Robert S. Ehrlich

                                             Title: Chairman of the Board and
                                                    Chief Financial Officer

Dated:  May 15, 2000