Form 10-Q
period 2000-06-30
ELECTRIC FUEL CORP
filed 2000-08-09
CIK 916529

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2000

                         Commission file No.  0-23336



                           ELECTRIC FUEL CORPORATION
           --------------------------------------------------------
             Exact name of registrant as specified in its charter


                 Delaware                                   954302784
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)


   120 Wood Avenue South, Suite 300, Iselin, New Jersey               08830
         (Address of principal executive offices)                   (Zip Code)

                                (732) 635-7100
           --------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X        No
                                    -

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the issuer's common stock as of June 30, 2000 was 20,144,066.

                           ELECTRIC FUEL CORPORATION


                                     INDEX

PART I - FINANCIAL INFORMATION:

          Item 1 - INTERIM FINANCIAL STATEMENTS (Unaudited):
          -------------------------------------------------
             Consolidated Balance Sheets at June 30, 2000 and
                   December 31, 1999                                                      3-4
             Consolidated Statements of Operations for the Six Months
                   Ended June 30, 2000 and 1999                                             5
             Consolidated Statements of Changes in Stockholders' Equity
                   for the Six Months Ended June 30, 2000                                   6
             Consolidated Statements of Cash Flows for the Six Months
                   Ended June 30, 2000 and 1999                                           7-8
             Notes to the Consolidated Financial Statements                                 9


          Item 2 - Management's Discussion and Analysis of Financial
          ----------------------------------------------------------
                   Condition and Results of Operations                                  10-15
                   -----------------------------------

                   Item 3 - Quantitative and Qualitative Disclosures About Market
                   --------------------------------------------------------------
                   Risk                                                                    16
                   ----

PART II - OTHER INFORMATION:

          Item 2 - Change in Securities                                                    17
          -----------------------------
          Item 6 - Exhibits and Reports on Form 8-K                                        17
          -----------------------------------------
          SIGNATURES                                                                       18

ELECTRIC FUEL CORPORATION
CONSOLIDATED BALANCE SHEETS

==========================================================================================================================
                                                                               June 30,                December 31,
                                                                                2000                      1999
                                                                             ------------            ----------------
                              ASSETS                                          (Unaudited)                (Audited)

CURRENT ASSETS:

    Cash and cash equivalents                                                    $13,448,533               $ 2,555,645

    Marketable debt securities

    Accounts receivable:
       Trade                                                                         645,448                   498,077
       Other                                                                       2,358,981                   950,390
                                                                                ------------               -----------
    Inventories                                                                    1,651,724                 1,045,480
                                                                                ------------               -----------
          Total current assets                                                    18,104,686                 5,049,592

NOTES RECEIVABLE FROM STOCKHOLDERS                                                   753,777
                                                                                ------------               -----------
FIXED ASSETS:
    Cost                                                                           8,334,931                 7,676,698
    Less - accumulated depreciation and amortization                               3,709,399                 3,510,929
                                                                                ------------               -----------
                                                                                   4,625,532                 4,165,769
                                                                                ------------               -----------
Severance Pay Fund                                                                   923,037                   813,535
                                                                                ------------               -----------

                                                                                 $24,407,032               $10,028,896
                                                                                ============               ===========

   The accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION
CONSOLIDATED BALANCE SHEETS


===================================================================================================================
                                                                               June 30,              December 31,
                                                                                2000                    1999
                                                                            -------------        ------------------
                                                                             (Unaudited)              (Audited)
                     LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
 Accounts payable and accruals
  Trade                                                                        $  1,971,827                $  2,026,175
  Other                                                                           2,058,900                   1,400,763
                                                                             --------------              --------------

     Total current liabilities                                                    4,030,727                   3,426,938

LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT                                     2,534,232                   2,359,599
                                                                             --------------              --------------
     Total Liabilities                                                            6,564,959                   5,786,537
                                                                             --------------              --------------


STOCKHOLDERS' EQUITY:
Common stock -- $0.01 par value; authorized -- 28,000,000 shares; issued
 - 15,728,387 shares and 20,149,399 shares as of December 31, 1999 and
 June 30, 2000 respectively: outstanding - 15,723,054 shares and
 20,144,066 shares as of December 31, 1999 and June 30, 2000
 respectively.                                                                      201,494                *    157,284
Preferred stock - $0.01 par value; authorized - 1,000,000 shares, no shares outstanding
Additional paid-in capital                                                       78,983,805                * 58,678,015
Accumulated deficit                                                             (56,802,956)                (51,468,715)
Treasury stock, at cost (common stock - 5,333 shares)                               (37,731)               *    (37,731)
Notes receivable from stockholders                                               (4,502,539)                 (3,086,494)
                                                                             --------------              --------------
          Total Stockholders' Equity                                             17,842,073                   4,242,359
                                                                             ==============              ==============


                                                                               $ 24,407,032                $ 10,028,896
                                                                             ==============              ==============
===================================================================================================================
* Reclassified

   The accompanying notes are an integral part of the Financial Statements.

                           ELECTRIC FUEL CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



====================================================================================================================================
                                                          Six months ended June 30,                   Three months ended June 30,
                                                      -----------------------------------          --------------------------------
                                                        2000                       1999               2000                   1999
                                                      ---------                  --------          ---------             ----------
REVENUES                                             $ 1,285,487                $ 1,120,149        $   632,541          $   572,177
                                                     -----------                -----------        -----------          -----------

RESEARCH AND DEVELOPMENT
EXPENSES AND COST OF REVENUES                          3,953,252                  3,719,237          1,863,031            1,583,187

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                              2,803,860                  1,530,089          1,771,948              655,761
                                                     -----------                -----------        -----------          -----------
                                                       6,757,112                  5,249,326          3,634,979            2,238,948
                                                     -----------                -----------        -----------          -----------

OPERATING LOSS                                        (5,471,625)                (4,129,177)        (3,002,438)          (1,666,771)

FINANCIAL INCOME (EXPENSES), NET                         137,384                    122,725            141,944               46,952
                                                     -----------                -----------        -----------          -----------

LOSS BEFORE TAXES ON INCOME                           (5,334,241)                (4,006,452)        (2,860,494)          (1,619,819)

TAXES ON INCOME                                                                       6,017                                  (2,250)
                                                     -----------                -----------        -----------          -----------

LOSS FOR THE PERIOD                                  $(5,334,241)               $(4,012,469)       $(2,860,494)         $(1,617,569)
                                                     ===========                ===========        ===========          ===========

LOSS PER SHARE                                       $      (0.3)               $     (0.29)       $     (0.15)         $     (0.12)
                                                     ===========                ===========        ===========          ===========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                          18,048,108                 14,048,054         18,935,208           14,048,054
                                                     ===========                ===========        ===========          ===========

===================================================================================================================================

   The accompanying notes are an integral part of the Financial Statements.

                           ELECTRIC FUEL CORPORATION


           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

====================================================================================================================================
                                              Common Stock
                                            ---------------
                                                                              Additional paid-in       Accumulated     Treasury
                                                 Shares           Amount           capital               deficit         stock
                                               ---------        ---------     ------------------      -------------   ----------
BALANCE AT JANUARY 1, 2000 - AUDITED        *  15,728,387       * $157,284      *  $58,678,015        $(51,468,715)   * $(37,731)

CHANGES DURING THE SIX MONTH
PERIOD ENDED JUNE 30, 2000:
Accrued Interest on notes receivable from
 stockholders
Issuance of shares, net                         4,421,012         $ 44,210         $20,305,790
Loss                                                                                                  $ (5,334,241)
                                             ------------        ---------      --------------        ------------     ---------
BALANCE AT
  JUNE 30, 2000 - UNAUDITED                    20,149,399         $201,494         $78,983,805        $(56,802,956)     $(37,731)
                                             ============        =========      ==============        ============     =========

                                                         Notes receivable
                                                         from shareholders          Total
                                                       --------------------        -------
BALANCE AT JANUARY 1, 2000 - AUDITED                     $    (3,086,494)      $ 4,242,359

CHANGES DURING THE SIX MONTH
PERIOD ENDED JUNE 30, 2000:
Accrued Interest on notes receivable from
 stockholders                                            $       (48,916)      $   (48,916)

Issuance of shares, net                                  $    (1,367,129)      $18,982,871
Loss                                                                           $(5,334,241)
                                                         ---------------       -----------
BALANCE AT
  JUNE 30, 2000 - UNAUDITED                              $    (4,502,539)      $17,842,073
                                                         ===============       ===========
====================================================================================================================================
* Reclassified

   The accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


==============================================================================================================================

                                                                                          Six months ended June 30,
                                                                                    ------------------------------------------
                                                                                        2000                       1999
                                                                                    ---------------          -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Loss for the period                                                                 $(5,334,241)                $(4,012,469)
                                                                                    ===========                 ===========
Adjustments required to reconcile loss to net cash used in operating activities:
    Depreciation and amortization                                                       285,053                     440,337
    Expenses due to options granted to suppliers                                        107,000
    Interest accrued on notes from stockholders                                         (69,634)                    (19,586)
    Liability for employee rights upon retirement, net                                   65,131                    (233,528)
    Loss on sale of marketable securities                                                                             1,943
    Changes in operating asset and liability items:
    (Increase) Decrease in accounts receivable                                       (1,030,962)                     74,314
    Increase in inventories                                                            (606,244)                   (104,445)
    Increase  in accounts payable and accruals                                          603,789                     358,157
    Decrease in advances from customers                                                                            (125,736)
                                                                                    -----------                 -----------
      Net cash used in operating activities                                          (5,980,109)                 (3,621,013)
                                                                                    ===========                 ===========

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                           (744,816)                 (1,059,346)
    Loans granted to shareholders                                                      (733,059)
    Sale of marketable debt securities, net                                                                       3,700,575
                                                                                    -----------                 -----------
      Net cash (used in) provided by investing activities                            (1,477,875)                  2,641,229
                                                                                    ===========                 ===========
                                                                                    -----------                 -----------

FORWARD                                                                             $(7,457,983)                $  (979,784)
                                                                                    ===========                 ===========

   The accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

===============================================================================================================================


                                                                                            Six months ended June  30,
                                                                                    -------------------------------------------
                                                                                           2000                      1999
                                                                                    ---------------             ---------------
FORWARD                                                                             $(7,457,983)                $  (979,784)
                                                                                    -----------                 -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of share capital, net                                     13,062,500
    Proceeds from exercise of options and warrants                                  $ 5,288,372
                                                                                    -----------                 -----------
      Net cash provided by financing activities                                      18,350,872
                                                                                    -----------                 -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     10,892,888                    (979,784)
BALANCE OF CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                                   2,555,645                   5,242,555
                                                                                    -----------                 -----------
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $13,448,533                 $ 4,262,771
                                                                                    ===========                 ===========
SUPPLEMENTARY INFORMATION  ON ACTIVITIES NOT
INVOLVING CASH  FLOW :

        Issuance of share capital (including additional paid-in capital)
        upon notes receivable                                                       $ 3,698,575
                                                                                    ===========                 ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - CASH (PAID) RECEIVED DURING THE PERIOD FOR:

       Interest                                                                     $   178,924                 $    (3,760)
                                                                                    ===========                 ===========
       Advances to income tax authorities                                           $   (25,300)                $   (17,702)
                                                                                    ===========                 ===========



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

                           ELECTRIC FUEL CORPORATION


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


General

     During 2000, the Company accelerated its efforts on the development and the commercialization of its disposable ZincAir batteries for cellular phones. These batteries use the proprietary high-rate primary zinc-air technology developed by the Company in the last three years for portable electronic devices.

     During the quarter, the Company added several more regional aftermarket retailers such as Car Toys (with 30 outlets in the U.S. northwest), Triton PCS, an AT&T wireless affiliate with over 50 retail outlets principally in the southwestern U.S. and most recently the first national chain, CompUSA, with over 200 locations throughout the U.S. Additionally, the Company opened a sales and marketing subsidiary in the United Kingdom to serve the over 24,000,000 mobile phone customers in that market.

     The Company's line of existing products includes batteries for Nokia 5100/6100/7100 phones, Motorola MicroTAC phones, an auxiliary battery for the Motorola StarTAC and batteries for the Ericsson 600/800/1000.

     On June 28, 2000 the Company announced that it had started production with its new automated cell production line. When fully operational it is projected that the Company's production equipment will be capable of providing sufficient zinc-air cells to produce approximately 500,000 batteries per month.

     During 2000, the Company continued to invest in strengthening its intellectual property position. The Company has more than 30 patents issued covering general aspects and various applications of its ZincAir technology. The Company also filed a significant number of new applications focusing specifically on ZincAir batteries for consumer electronic devices and cellphones.

     The Company continues to develop other applications for its disposable ZincAir batteries, including devices for the telecommunications, hand handled computers and defense markets.

     The Safety Products Division of the Company is continuing with the introduction of the new emergency lights for the marine life jackets market, and sales are gradually growing. Sales of emergency lights for the aviation market are stable with a potential for an increase, assuming contracts currently under negotiation materialize.

                           ELECTRIC FUEL CORPORATION


     The Electric Vehicle Division is continuing its American all-electric transit bus development project in Nevada, supported by the Federal Transit Administration ("FTA") and the Israel-US Binational Industrial Research and Development (BIRD) Foundation. On July 12, 2000 the Company announced that it has successfully completed the first actual driving tests of its all-battery electric bus. This event successfully completed phase I of the FTA program. The Company is now negotiating the next phase of the program.

     The Company has experienced significant fluctuations in the sources and amounts of its revenues and expenses, and the Company believes that the following comparisons of results of operations for the periods presented do not provide a meaningful indication of the development of the Company. During these periods, the Company has received periodic lump-sum payments relating to licensing and other revenue relating to specific projects and sales. These payments have been based on the achievement of certain milestones, rather than ratably over time. The Company's expenses primarily have been based upon meeting contractual requirements under its agreements as well as meeting specific technology development, production and commercial milestones, therefore, have also varied according to the timing of activities, such as the need to provide prototype products and to establish and engineer production processes and equipment. The Company's research and development expenses have been offset, to a limited extent, by the periodic receipt of research grants from the Israeli Chief Scientist and Bird Foundation. The Company expects that, because of these and other factors, including general economic conditions and delays due to legislation and regulatory and other processes and the development of competing technologies, future results of operations may not be meaningfully compared with those of current and prior periods. Thus, the Company believes that period-to-period comparisons with its past results of operations should not be relied upon as indications of future performance.

     The Company incurred significant operating losses for the years ended December 31, 1999, 1998 and 1997 and the first half of 2000. While the Company expects to continue to derive revenues from the sale of batteries for portable electronic devices, components of the Electric Fuel Electric Vehicle System, including refueling and Electric Fuel services and defense and safety products manufactured by the Company, as well as from licensing rights to the Electric Fuel technology to third parties, there can be no assurance that the Company will ever derive significant revenues or achieve profitability.


Functional Currency

     The Company's management considers the United States dollar to be the currency of the primary economic environment in which the Company's Israeli subsidiary, Electric Fuel (E.F.L) Limited ("EFL") operates. EFL has therefore adopted and is using the United States dollar as its functional currency. Further, the Company believes that the operations of EFL's subsidiaries are an integral part of the Israeli operations. Transactions and balances originally denominated in U.S. dollars are presented at the original amounts. Gains and losses arising from non-dollar transactions and balances are included in net income.

                           ELECTRIC FUEL CORPORATION


Forward-Looking Statements

     When used in this discussion, the words "believes," "anticipated," "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" attached as Exhibit 99 to the Company's Annual Report for the year ended December 31, 1999 on Form 10-K and incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Results of Operations

Three months ended June 30, 2000, compared to the three months ended June 30, 1999.

     Revenues. Revenues for the second quarter of 2000 totaled $633,000 compared with $572,000 in the comparable period in 1999, an increase of $61,000.

     During the second quarter of 2000, revenues were $254,000 for the Defense and Safety division (compared to $329,000 in 1999), $232,000 for the Electric Vehicle division (compared to $219,000 for 1999) and $139,000 for the Consumer Battery division (compared to $13,000 in 1999).

     Research and development expenses and cost of revenues. Research and development expenses and cost of revenues less royalty bearing grants for the second quarter of 2000 were $1.9 million compared with $1.6 million for the second quarter of 1999. The Company believes that, given the Company's stage of development, it is not, at this time, meaningful to distinguish between R&D expenses and cost of revenues.

     The increase in expenses of $0.3 million from the second quarter of 1999 is principally attributable to the Company's increased costs associated with Consumer Battery development and the production of increased quantities of Survivor Locator Lights in the Defense and Safety Division in the second quarter of 2000. R&D expenses and cost of operations related to Consumer Battery and Defense and Safety applications are expected to continue to increase for 2000, as the Company intensifies its efforts in these areas.

     The Company's 2000 grant applications have been approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade. As a result, royalty-bearing grants of up to $570,000 will be available to the company during 2000 to offset R&D expenses. $187,000 of these royalty-bearing grants were recognized in the second quarter of 2000 ($545,000 in 1999). Also, $47,000 of royalty bearing grants from the BIRD Foundation were recognized in the second quarter of 2000 ($37,000 in 1999).

     Direct expenses for segments for the second quarter were $294,000 ($363,000 in 1999), $314,000 ($780,000 in 1999), and $1,812,000 ($429,000 in 1999) in the
Defense and Safety, Electric Vehicle and Consumer Battery segments respectively.

                           ELECTRIC FUEL CORPORATION


     Selling, general and administrative expenses. Selling, general and administrative expenses for the second quarter of 2000 were $1,772,000 compared with $656,000 in the second quarter of 1999. The Company expects further increases in selling, general and administrative expenses, particularly with respect to marketing expenses, as the Company markets its products to the consumers and expands the applications for its technology.

     In the second quarter the Company opened a sales office in London to penetrate the UK market of 24,000,000 cellphone subscribers. On June 6, 2000, the Company announced that Carphone Warehouse, the largest independent mobile communications retailer in Europe, will begin selling its batteries through its network of retail stores. Sales of products from Car Phone Warehouse started
late July 2000. In the US, the Company added Cartoys and Triton PCS   to its
customers. To support the expanding customer base of the Company, the Company program to develop a marketing, advertisement and public relations campaign to accelerate consumer awareness.

     Financial income. Financial income, net of interest expenses and exchange differentials, totaled approximately $142,000 in the second quarter of 2000 compared to $47,000 financial income in the same quarter in 1999 due primarily to higher balances of invested funds.

     Net losses. Due to the factors cited above, the Company reported a net loss of $2.9 million in the second quarter of 2000 compared with a net loss of $1.6 million in the second quarter of 1999.


Six months ended June 30, 2000, compared to the six months ended June 30, 1999.

     Revenues. Revenues for the first six months of 2000 totaled $1,285,000 compared with $1,120,000 in the comparable period in 1999, an increase of $165,000. During the first six months 2000, the Company recognized revenues from the sale of Survivor Locator Lights, sale of consumer batteries and from electric vehicle program.

     During the first six months 2000, revenues were $540,000 for the Defense and Safety division (compared to $585,000 in 1999), $232,000 for the Electric Vehicle division (compared to $506,000 for 1999) and $503,000 for the Consumer Battery division (compared to $13,000 in 1999).

     Research and development expenses and cost of revenues. Research and development expenses and cost of revenues less royalty bearing grants for the first six months of 2000 were $4.0 million compared with $3.7 million for the first six months of 1999. The Company believes that, given the Company's stage of development, it is not, at this time, meaningful to distinguish between R&D expenses and cost of revenues.

     The increase in expenses of $0.3 million from the first six months of 1999 is principally attributable to the Company's increased costs associated with Consumer Battery development and the production of increased quantities of Survivor Locator Lights in the Defense and Safety Division in the first six months of 2000. R&D expenses and cost of

                           ELECTRIC FUEL CORPORATION


operations related to Consumer Battery and Defense and Safety applications are expected to continue to increase for 2000, as the Company intensifies its efforts in these areas.

     The Company's 2000 grant applications have been approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade and royalty bearing grants have therefore been recognized in the first six months of 2000 in the amount of $187,000. During the first six months of 1999, royalty bearing grants in the amount of $545,000 were recognized.

     Direct expenses for segments for the first six months of the year were $506,000 (1999: $720,000), $459,000 million (1999: $1.4 million), and $3.7 million (1999: $1.8 million) in the Defense and Safety, Electric Vehicle and Consumer Battery segments respectively.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the first six months of 2000 were $2.8 million compared with $1.5 million in the first six months of 1999. The Company expects further increases in selling, general and administrative expenses, particularly with respect to marketing expenses, as the Company markets its products to the consumers and expands the applications for its technology.

     Financial income. Financial income, net of interest expenses and exchange differentials, totaled approximately $137,000 in the first six months of 2000 compared to $123,000 financial income in the first six months of 1999.

     Net losses. Due to the factors cited above, the Company reported a net loss of $5.3 million in the first six months of 2000 compared with a net loss of $4.0 million in the first six months of 1999.


Liquidity and Capital Resources

     As of June 30, 2000, the Company had cash and cash equivalents of approximately $13.4 million compared with $2.6 million as of December 31, 1999.

     The Company used available funds in the first six months of 2000 primarily for continued research and development expenditures, and other working capital needs. The Company increased its investment in fixed assets by $342,000, primarily in the consumer battery division, during the quarter ended June 30, 2000.

     On May 17, 2000, the Company entered into an agreement (the "Purchase Agreement") with Koor Industries Ltd. ("Koor") pursuant to which Koor agreed to purchase 1 million shares of the Company's common stock at $10 per share, for a total cash investment of $10 million. Upon the completion of this investment by Koor, also on May 17, 2000, the Company and Koor agreed, pursuant to a Termination and Release Agreement dated as of that date, that the agreements previously jointly announced on March 15, 2000 would be canceled and that the Company would not proceed with the previously announced investment by Koor or acquisition of Koor's subsidiary Tadiran Batteries Ltd.

     Pursuant to the terms of the Purchase Agreement, if, within six months after the making of the investment, the Company sell shares of our common stock or securities

                           ELECTRIC FUEL CORPORATION


convertible into the Company's common stock (other than to the Company's employees or consultants pursuant to the Company's stock option plans) at a price below $10 per share, the Company will issue to Koor additional shares such that the total number of shares issued to Koor multiplied by the lower stock price equals $10 million. In addition, with respect to any portion of the shares still held by Koor at the end of the six-month period following the investment, if the Company's stock is at that time trading below $10 per share, the Company will adjust the number of shares held by Koor in a similar manner based on the average trading price over the preceding 30 days, but not to any price lower than $6.75 per share.

     EFL presently has a line of credit ("the Credit Facility") with the First International Bank of Israel Ltd. ("FIBI"). Borrowings under the Credit Facility bear interest at FIBI's prime rate + 2% per annum, are unconditionally guaranteed by the Company and are secured by a pledge of foreign currency deposits in the amount of NIS 3.8 million (approximately $930,000). Additionally, the Credit Facility imposes financial and other covenants on EFC and EFL. The agreement establishing the Credit Facility expired on January 20, 2000, and the Company is currently negotiating the renewal by FIBI. The Credit Facility provides EFL with a line of credit in the maximum principal amount of NIS 3.8 million (approximately $930,000), which can be used as credit support for various obligations of EFL. The Company has an additional credit line of up to $750,000 guaranteed by the Company's receivables (up to 75% of the receivables total amount as determined from time to time). As of June 30, 2000, FIBI had issued letters of credit and bank guarantees totaling approximately $214,000. The increase in accounts receivable was primarily due to increase in prepaid expenses and receivables from government institutions.

     The Company has no long-term debt outstanding, and is using its cash reserves and revenues from operations primarily to continue development of batteries for consumer electronic devices, as well as to participate in the BIRD and FTA Electric Vehicle programs. Furthermore, the Company established in the second quarter of 2000 a commercial production line and is preparing for market penetration of its new Zinc-Air batteries for several models of cellular telephones.

     The Company believes that its present cash position and cash flows from operations will be sufficient to satisfy the Company's estimated cash requirements for at least 12 months. The Company might seek additional funding in order to accelerate its future plans.

                           ELECTRIC FUEL CORPORATION


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


     The Company is exposed to the impact of interest rate changes and foreign currency fluctuations due to its international sales, production and funding requirements.

     The Company's research, development and production activities are primarily carried out EFL, at its facility in Beit Shemesh, and accordingly the Company has sales and expenses in new Israeli shekels. However, the majority of the Company's sales are made outside Israel in U.S dollars, and a substantial portion of the Company's costs are incurred in U.S. dollars. Therefore, the Company's functional currency is the U.S. dollar.

     Although the Company has a line of credit that may be affected by interest rate changes, given the Company's level of borrowing, the Company does not believe the market risk from interest rate changes is material.

                           ELECTRIC FUEL CORPORATION


PART II


ITEM 2.  CHANGES IN SECURITIES.

In June 2000, the Company issued 35,000 shares of the company's common stock to Ceba Ltd. in consideration of certain marketing services to be provided by Ceba Ltd. in the United Kingdom. The shares were not registered under the Securities Act of 1933, as amended (the "Act"), and were issued in reliance on the exemption from registration provided by section 4(2) of the Act as transaction by an issuer not involving a public offering. The shares were subsequently registered for resale pursuant to a Registration Statement on Form S-3, which was declared effective by the Securities and Exchange Commission on June 27, 2000.


ITEM 6.

(a)  Exhibits filed herewith:

Exhibit 27 - Financial Data Schedule

(b) The following report on Form 8-K was filed during the second quarter of 2000:

     Date                     Item Reported

     May 23, 2000             Investment in the Company by Koor
                              Industries Ltd.

                           ELECTRIC FUEL CORPORATION


                                   SIGNATURES

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ELECTRIC FUEL CORPORATION
                                   (Registrant)

                                   By:  /s/ Robert S. Ehrlich
                                        --------------------
                                      Name:  Robert S. Ehrlich
                                      Title: Chairman of the Board and
                                             Chief Financial Officer

Dated:  August 8, 2000