Form 10-Q
period 2000-09-30
ELECTRIC FUEL CORP
filed 2000-11-14
CIK 916529

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

                          Commission file No. 0-23336

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


                                 (732) 635-7100
            -------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              Yes [X]        No [_]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's common stock as of September 30, 2000 was 20,294,035.

================================================================================

                                     INDEX

PART I - FINANCIAL INFORMATION:

Item 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited):
Consolidated Balance Sheets at September 30, 2000 and December 31, 1999.............      3-4
Consolidated Statements of Operations for the Nine Months Ended September 30, 2000          5
 and 1999, and the Three Months Ended September 30, 2000 and 1999...................
Consolidated Statements of Changes in Stockholders' Equity during the Nine Month            6
 Period Ended September 30, 2000....................................................
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000        7-8
 and 1999...........................................................................
Notes to the Interim Consolidated Financial Statements..............................        9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of     10-15
 Operations.........................................................................

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.................       16

PART II - OTHER INFORMATION:

Item 2 - Change in Securities.......................................................       17

SIGNATURES..........................................................................       18

                           ELECTRIC FUEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------
                                            SEPTEMBER 30,        DECEMBER 31,
                                                2000                 1999
                                            ------------         ------------
                                             (Unaudited)          (Audited)
              ASSETS

CURRENT ASSETS:
    Cash and cash equivalents              $ 10,257,476           $ 2,555,645
    Trade receivables                           698,915               498,077
    Other  receivables                        2,076,626               950,390
    Inventories                               2,579,489             1,045,480
                                           ------------          ------------
          TOTAL CURRENT ASSETS               15,612,505             5,049,592

NOTES RECEIVABLE FROM STOCKHOLDERS              943,342
                                           ------------          ------------
SEVERANCE PAY FUND                              960,578               813,535
                                           ------------          ------------

FIXED ASSETS:
    Cost                                      9,082,621             7,676,698
    Less - accumulated depreciation and
      amortization                            3,951,924             3,510,929
                                           ------------          ------------
                                              5,130,698             4,165,769
                                           ------------          ------------

                                           $ 22,647,123          $ 10,028,896
                                           ============          ============

   The accompanying notes are an integral part of the Financial Statements.

                           ELECTRIC FUEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------
                                            SEPTEMBER 30,        DECEMBER 31,
                                                2000                 1999
                                            ------------         ------------
                                             (Unaudited)          (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

       Trade payables                      $  2,222,386          $  2,026,175
       Other payables                         1,694,046             1,400,763
                                           ------------          ------------
         TOTAL CURRENT LIABILITIES            3,916,431             3,426,938

LIABILITY FOR EMPLOYEE RIGHTS UPON
 RETIREMENT                                   2,608,926             2,359,599
                                           ------------          ------------
           TOTAL LIABILITIES                  6,525,357             5,786,537
                                           ------------          ------------
STOCKHOLDERS' EQUITY:

Common stock -- $0.01 par value;
  authorized -- 28,000,000 shares;
  issued - 15,728,387 shares and
  20,294,035 shares as of December 31,
  1999 and September 30, 2000
  respectively: outstanding -
  15,723,054 shares and 20,288,702
  shares as of December 31, 1999
  and September 30, 2000 respectively.          202,941 *             157,284

Preferred stock - $0.01 par value;
  authorized - 1,000,000 shares, no
  shares outstanding
Additional paid-in capital                   79,567,540 *          58,678,015
Accumulated deficit                         (59,556,452)          (51,468,715)
Treasury stock, at cost (common stock
  - 5,333 shares)                               (37,731)*             (37,731)
Notes receivable from stockholders           (4,054,532)           (3,086,494)
                                           ------------          ------------
          TOTAL STOCKHOLDERS' EQUITY         16,121,766             4,242,359
                                           ------------          ------------

                                           $ 22,647,123          $ 10,028,896
                                           ============          ============

* RECLASSIFIED

   The accompanying notes are an integral part of the Financial Statements.

                           ELECTRIC FUEL CORPORATION

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                NINE MONTHS ENDED SEPTEMBER 30,   THREE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------   --------------------------------
                                                    2000             1999             2000            1999
                                                --------------   --------------   --------------  --------------
REVENUES                                        $   1,851,854    $   1,901,409    $     566,367   $     781,260
                                                -------------    -------------    -------------   -------------
RESEARCH AND DEVELOPMENT EXPENSES AND COST
 OF REVENUES                                        5,730,634        5,356,423        1,777,390       1,637,186

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        4,628,779        2,249,691        1,824,919         719,602
                                                -------------    -------------    -------------   -------------
                                                   10,359,413        7,606,114        3,602,309       2,356,788
                                                -------------    -------------    -------------   -------------
OPERATING LOSS                                     (8,507,559)      (5,704,705)      (3,035,942)     (1,575,528)

FINANCIAL INCOME, NET                                 419,822          160,544          282,438          37,819
                                                -------------    -------------    -------------   -------------
LOSS BEFORE TAXES ON INCOME                        (8,087,737)      (5,544,161)      (2,753,504)     (1,537,709)
TAXES ON INCOME                                                          6,017
                                                -------------    -------------    -------------   -------------
LOSS FOR THE PERIOD                             $  (8,087,737)   $  (5,550,178)   $  (2,753,504)  $  (1,537,709)
                                                =============    =============    =============   =============

LOSS PER SHARE                                       $  (0.43)        $  (0.40)        $  (0.14)       $  (0.11)
                                                =============    =============    =============   =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      18,776,071       14,048,054       20,231,991      14,048,054
                                                =============    =============    =============   =============

   The accompanying notes are an integral part of the Financial Statements.

                           ELECTRIC FUEL CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          NOTES
                                             COMMON STOCK        ADDITIONAL                               RECEIVABLE
                                         -------------------     PAID-IN       ACCUMULATED     TREASURY   FROM
                                         SHARES       AMOUNT     CAPITAL         DEFICIT        STOCK     SHAREHOLDERS   TOTAL
                                         ------       ------     -------         -------        -----     ------------   -----
BALANCE AT JANUARY 1, 2000 - AUDITED  15,728,387* $ 157,284*  $ 58,678,015  $  (51,468,715)* $  (37,731) $  (3,086,494) $ 4,242,359

CHANGES DURING THE NINE MONTH PERIOD
 ENDED SEPTEMBER 30, 2000:
Accrued Interest on notes receivable
 from stockholders                                                                                            (110,926)    (110,926)
Issuance of shares, net                4,565,648     45,657     20,889,525                                    (857,112)  20,078,070
Loss                                                                            (8,087,737)                              (8,087,737)
                                      ----------  ---------   ------------  --------------   ----------  -------------- -----------
BALANCE AT
  SEPTEMBER 30, 2000 - UNAUDITED      20,294,035  $ 202,941   $ 79,567,540  $  (59,556,452)  $  (37,731) $  (4,054,532) $16,121,766
                                      ==========  =========   ============  ==============   ==========  ============== ===========

* RECLASSIFIED

   The accompanying notes are an integral part of the Financial Statements.

                           ELECTRIC FUEL CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

--------------------------------------------------------------------------------------------------------------------------

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                           -----------------------------------------------
                                                                                   2000                    1999
                                                                           ---------------------  ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Loss for the period                                                              $   (8,087,737)            $  (5,550,178)
                                                                           ---------------------  ------------------------
Adjustments required to reconcile loss to net cash used in
 operating activities:
    Depreciation and amortization                                                       527,578                   578,734
    Expenses due to options granted to suppliers                                        315,679
    Interest accrued on notes from stockholders                                        (149,630)                  (29,729)
    Liability for employee rights upon retirement, net                                  102,284                  (329,337)
    Loss on sale of marketable securities                                                                           1,943
    Changes in operating asset and liability items:
    (Increase) Decrease in accounts receivable                                         (802,074)                  437,244
    Increase in inventories                                                          (1,534,009)                 (107,049)
    Increase  in accounts payable and accruals                                          489,493                   359,879
    Decrease in advances from customers                                                                          (136,549)
                                                                           ---------------------  ------------------------
      NET CASH USED IN OPERATING ACTIVITIES                                          (9,138,416)               (4,775,042)
                                                                           ---------------------  ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                         (1,492,507)               (1,168,068)
    Loans granted to shareholders                                                      (904,638)
    Sale of marketable debt securities, net                                                                     3,700,575
                                                                           ---------------------  ------------------------
      NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                            (2,397,145)                2,532,507
                                                                           ---------------------  ------------------------
                                                                           ---------------------  ------------------------
FORWARD                                                                          $  (11,535,561)            $  (2,242,535)
                                                                           ---------------------  ------------------------

   The accompanying notes are an integral part of the Financial Statements.

                           ELECTRIC FUEL CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                                                            NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                           -----------------------------------------------
                                                                                   2000                    1999
                                                                           ---------------------  ------------------------
FORWARD                                                                            $(11,535,561)             $ (2,242,535)
                                                                           ---------------------  ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of share capital, net                                     13,062,500
    Proceeds from exercise of options and warrants                                    6,174,891
                                                                           ---------------------  ------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                      19,237,391
                                                                           ---------------------  ------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      7,701,831                (2,242,535)
BALANCE OF CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                                   2,555,645                 5,242,555
                                                                           ---------------------  ------------------------
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 10,257,476              $  3,000,020
                                                                           =====================  ========================

SUPPLEMENTARY INFORMATION  ON ACTIVITIES NOT
INVOLVING CASH FLOW:

        Issuance of share capital (including additional paid-in capital)
        upon notes receivable                                                      $  3,733,743
                                                                           =====================  ========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - CASH (PAID) RECEIVED DURING THE PERIOD FOR:

       Interest                                                                    $    423,616              $    (13,506)
                                                                           =====================  ========================
       Advances to income tax authorities                                          $    (29,969)             $    (17,973)
                                                                           =====================  ========================

   The accompanying notes are an integral part of the Financial Statements.

                           ELECTRIC FUEL CORPORATION

         NOTE TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

General

     The interim consolidated financial statements of Electric Fuel Corporation (the "Company") reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company's management, necessary for a fair statement of results for the periods presented. Operating revenues and expenses for any interim period are not necessarily indicative of results for a full year.

     For the purpose of these interim consolidated financial statements, certain information and disclosures normally included in financial statements have been condensed or omitted. These unaudited statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1999.

                           ELECTRIC FUEL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the interim financial statements and notes thereto appearing elsewhere in this Quarterly Report. Amounts reported here have been rounded to the nearest thousand, unless such amounts are more than 1.0 million, in which event such amounts have been rounded to the nearest hundred thousand.

SUBSEQUENT DEVELOPMENTS

     In November 2000, the Wal-Mart chain of 1,000 stores nationwide in the United States began marketing our batteries under its EverActive(TM) brand name.

GENERAL

     During this past quarter, we accelerated our efforts to develop and commercialize our disposable Instant Power(TM) ZincAir batteries for cellular phones. These batteries use the proprietary high-rate primary zinc-air technology that we developed in the last three years for use in portable electronic devices.

     Our line of existing products now includes batteries for Nokia 5100/6100/7100 phones, Motorola MicroTAC phones, the Ericsson 600/800/1000 line, the Samsung SCH-3500 phone, and an auxiliary battery for the Motorola StarTAC.

     During the third quarter of 2000 we substantially increased our marketing presence with respect to our Instant Power(TM) line, particularly in the United Kingdom (where our batteries are now carried by four different major U.K. retailers) and Israel (where seven retail chains carry Instant Power(TM) batteries).

     As of September 30, 2000, we had more than 30 patents issued, covering general aspects and various applications of our ZincAir technology. We also have a significant number of new applications filed, focusing specifically on ZincAir batteries for consumer electronic devices and cellphones.

     We are continuing to develop other applications for our disposable ZincAir batteries, including devices for the telecommunications, hand-held computer and defense markets.

     Our Safety Products Division is continuing with the introduction of the new emergency lights for the marine life jackets market, and sales have already exceed $1 million for the first time ever.

     The Electric Vehicle Division is continuing its American all-electric transit bus development project in Nevada, supported by the Federal Transit Administration ("FTA") and the Israel-US Binational Industrial Research and Development (BIRD) Foundation. On July 12, 2000, we announced that we had successfully completed the first actual driving tests of our all-battery electric bus. This event successfully completed phase I of the FTA program. We are now negotiating the next phase of the program.

                           ELECTRIC FUEL CORPORATION

     We have experienced significant fluctuations in the sources and amounts of our revenues and expenses, and we believe that the following comparisons of results of operations for the periods presented do not necessarily provide a meaningful indication of our development. During these periods, we have received periodic lump-sum payments relating to licensing and other revenue relating to specific projects and sales. These payments have been based on the achievement of certain milestones, rather than ratably over time. Our expenses primarily have been based upon meeting contractual requirements under our agreements, as well as meeting specific technology development, production and commercial milestones. Our expenses, therefore, have also varied according to the timing of activities, such as the need to provide prototype products and to establish and engineer production processes and equipment. Our research and development expenses have been offset, to a limited extent, by the periodic receipt of research grants from the Israeli Chief Scientist and BIRD Foundation. We expect that, because of these and other factors, including general economic conditions and delays due to legislation and regulatory and other processes and the development of competing technologies, future results of operations may not be meaningfully compared with those of current and prior periods. Thus, we believe that period-to-period comparisons with our past results of operations should not necessarily be relied upon as indications of future performance.

     We incurred significant operating losses for the years ended December 31, 1999, 1998 and 1997 and the first nine months of 2000. While we expect to continue to derive revenues from the sale of batteries for portable electronic devices, components of the Electric Fuel Electric Vehicle System, including refueling and Electric Fuel services and defense and safety products that we manufacture, as well as from licensing rights to the Electric Fuel technology to third parties, there can be no assurance that we will ever derive significant revenues or achieve profitability.

On May 17, 2000, we entered into an agreement (the "Purchase Agreement") with Koor Industries Ltd. ("Koor") pursuant to which Koor agreed to purchase 1 million shares of our common stock at $10 per share, for a total cash investment of $10 million. Pursuant to the terms of the Purchase Agreement, if, within 180 days after the closing under such agreement, we issue shares of our common stock or securities convertible into our common stock (other than to our employees or consultants pursuant to our stock option plans) at a price below $10 per share, we will issue to Koor additional shares such that the total number of shares issued to Koor multiplied by the lower stock price equals $10 million. In addition, with respect to any portion of the shares still held by Koor on the day before the six-month anniversary of the closing (the "Calculation Date"), if the average closing price of our common stock on the Nasdaq for the 30 trading days immediately preceding the Calculation Date is below $10 per share (the "Reduced Price"), then we will be obligated to issue to Koor additional shares ("Additional Shares"), up to a maximum of 481,481 shares, such that the value of the shares originally purchased by Koor, valued at the Reduced Price, plus the value of the Additional Shares, valued at the Reduced Price, equals $10 million; this number of shares is then reduced, if necessary, pro rata based upon the number of shares no longer held by Koor on the Calculation Date.

Functional Currency

     We consider the United States dollar to be the currency of the primary economic environment in which our Israeli subsidiary, Electric Fuel (E.F.L) Limited ("EFL") operates. Further, we believe that the operations of EFL's subsidiaries are an integral part of the Israeli operations. EFL has therefore adopted and is using the United States dollar as its functional

                           ELECTRIC FUEL CORPORATION

currency. Transactions and balances originally denominated in U.S. dollars are presented at the original amounts. Gains and losses arising from non-dollar transactions and balances are included in net income.

Forward-Looking Statements

     When used in this discussion, the words "believes," "anticipated," "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" attached as Exhibit 99 to our Annual Report for the year ended December 31, 1999 on Form 10-K and incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Three months ended September 30, 2000, compared to the three months ended September 30, 1999.

     REVENUES. Revenues for the third quarter of 2000 totaled $566,000 compared with $781,000 in the comparable period in 1999, a decrease of $215,000, or 27.5%. This decrease was the result of the completion of phase I of the FTA program and the concomitant drop-off in revenues in the Electric Vehicle division attributable to that program, a decrease that was only partially offset by an increase in revenues from the Consumer Battery division that resulted from increased marketing of our ZincAir batteries for cellular phones.

     During the third quarter of 2000, revenues were $269,000 for the Defense and Safety division (compared to $331,000 in the comparable period in 1999), $78,000 for the Electric Vehicle division (compared to $373,000 in the comparable period in 1999) and $219,000 for the Consumer Battery division (compared to $62,000 in the comparable period in 1999); there were no miscellaneous revenues during the third quarter of 2000 (compared to $15,000 in the comparable period in 1999.

     RESEARCH AND DEVELOPMENT EXPENSES AND COST OF REVENUES. Research and development expenses and cost of revenues less royalty bearing grants for the third quarter of 2000 were $1.8 million compared with $1.6 million for third quarter of 2000, an increase of 11.3%. The increase in expenses of $200,000 from the third quarter of 1999 is principally attributable to our increased costs associated with Consumer Battery development and the production of increased quantities of Survivor Locator Lights in the Defense and Safety Division in the third quarter of 2000. R&D expenses and cost of operations related to Consumer Battery and Defense and Safety applications are expected to continue to increase for 2000, as we intensify our efforts in these areas.

     Our 2000 grant applications have been approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade. As a result, royalty-bearing grants of up to $570,000 will be available to the company during 2000 to offset R&D expenses. $178,000 of these royalty-bearing grants was recognized in the third quarter of 2000

                           ELECTRIC FUEL CORPORATION

($223,000 in 1999). Also, $148,000 of royalty bearing grants from the BIRD Foundation was recognized in the third quarter of 2000 ($147,000 in 1999).

     Direct expenses for segments for the third quarter of 2000 were $293,000 for the Defense and Safety division ($243,000 in 1999), $48,000 for the Electric Vehicle division ($691,000 in 1999), and $2,142,000 for the Consumer Battery division ($713,000 in 1999). The shift in expenses from the Electric Vehicle division to the Consumer Battery division was the result of the completion of phase I of the FTA program and the increased marketing of our ZincAir batteries for cellular phones, as discussed above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the third quarter of 2000 were $1,825,000 compared with $720,000 in the third quarter of 1999, an increase of 153.5%, primarily attributable to increased sales and marketing expenses in the Consumer Battery division. We expect further increases in selling, general and administrative expenses, particularly with respect to marketing expenses, as we continue to market our products to consumers and expand the applications for our technology.

     FINANCIAL INCOME. Financial income, net of interest expenses and exchange differentials, totaled approximately $282,000 in the third quarter of 2000 compared to $38,000 financial income in the same quarter in 1999, an increase of 642.1%, due primarily to higher balances of invested funds as a result of the deposit of the proceeds of the private placement of our securities to Koor described above.

     NET LOSSES. Due to the factors cited above, we reported a net loss of $2.8 million in the third quarter of 2000, compared with a net loss of $1.5 million in the third quarter of 1999, an increase of 86.7%.

Nine months ended September 30, 2000, compared to the nine months ended September 30, 1999.

     REVENUES. Revenues for the first nine months of 2000 totaled $1,852,000, compared with $1,901,000 in the comparable period in 1999, a decrease of $49,000, or 2.6%. During the first nine months of 2000, we recognized revenues from the sale of Survivor Locator Lights, sale of consumer batteries and from electric vehicle program.

     During the first nine months of 2000, revenues were $809,000 for the Defense and Safety division (compared to $915,000 in the comparable period in 1999), $310,000 for the Electric Vehicle division (compared to $879,000 in the comparable period in 1999) and $722,000 for the Consumer Battery division (compared to $75,000 in the comparable period in 1999); there were miscellaneous revenues of $11,000 during the first nine months of 2000 (compared to $32,000 in the comparable period in 1999. The decrease in revenues attributable to the Electric Vehicle division was the result of the completion of phase I of the FTA program and the concomitant drop-off in revenues from such program. The increase in revenues from the Consumer Battery division resulted from increased marketing of our ZincAir batteries for cellular phones.

     RESEARCH AND DEVELOPMENT EXPENSES AND COST OF REVENUES. Research and development expenses and cost of revenues less royalty bearing grants for the first nine months of 2000 were $5.7 million, compared with $5.4 million for the first nine months of 1999, an increase of 5.6%. The increase in expenses of $0.3 million from the first nine months of 1999 is principally

                           ELECTRIC FUEL CORPORATION

attributable to our increased costs associated with Consumer Battery development and the production of increased quantities of Survivor Locator Lights in the Defense and Safety Division in the first nine months of 2000. R&D expenses and cost of operations related to Consumer Battery and Defense and Safety applications are expected to continue to increase for 2000, as we intensify our efforts in these areas.

     Our grant applications have been approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade and royalty-bearing grants have therefore been recognized in first nine months of 2000 in the amount of $546,000. During the first nine months of 1999, royalty-bearing grants in the amount of $1,041,000 were recognized.

     Direct expenses for segments for the first nine months of the year were $745,000 for the Defense and Safety division (compared with $963,000 in the comparable period in 1999), $507,000 for the Electric Vehicle division (compared with $2.1 million in the comparable period in 1999), and $6.0 million for the Consumer Battery division (compared with $2.5 million in the comparable period in 1999). The shift in expenses from the Electric Vehicle division to the Consumer Battery division was the result of the completion of phase I of the FTA program and the increased marketing of our ZincAir batteries for cellular phones, as discussed above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first nine months of 2000 were $4.6 million, compared with $2.2 million in the first nine months of 1999, an increase of 109.1%, primarily attributable to increased sales and marketing expenses in the Consumer Battery division. We expect further increases in selling, general and administrative expenses, particularly with respect to marketing expenses, as we market our products to consumers and expand the applications for our technology.

     FINANCIAL INCOME. Financial income, net of interest expenses and exchange differentials, totaled approximately $420,000 in the first nine months of 2000 compared to $161,000 financial income in the first nine months of 1999, an increase of 160.1%, due primarily to higher balances of invested funds as a result of the deposit of the proceeds of the private placement of our securities to Koor described above.

     NET LOSSES. Due to the factors cited above, we reported a net loss of $8.1 million in the first nine months of 2000, compared with a net loss of $5.6 million in the first nine months of 1999, an increase of 44.6%.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, we had cash and cash equivalents of approximately $10.3 million, compared with $2.6 million as of December 31, 1999. The increase in cash was the result of the private placement of our securities to Koor described above

     We used available funds in the first nine months of 2000 primarily for continued research and development expenditures, and other working capital needs. We increased our investment in fixed assets by $749,000, primarily in the consumer battery division, during the quarter ended September 30, 2000.

     Our Israeli subsidiary EFL presently has a line of credit (the "Credit Facility") with the First International Bank of Israel Ltd. ("FIBI"). Borrowings under the Credit Facility bear interest at FIBI's prime rate + 2% per annum, are unconditionally guaranteed by the Company

                           ELECTRIC FUEL CORPORATION

and are secured by a pledge of foreign currency deposits in the amount of NIS
3.8 million (approximately $943,000). Additionally, the Credit Facility imposes financial and other covenants on EFC and EFL. We are currently negotiating the renewal by FIBI. The Credit Facility provides EFL with a line of credit in the maximum principal amount of NIS 3.8 million (approximately $943,000), which can be used as credit support for various obligations of EFL. We have an additional credit line of up to $750,000 guaranteed by our receivables (up to 75% of the receivables total amount as determined from time to time). As of September 30, 2000, FIBI had issued letters of credit and bank guarantees totaling approximately $628,000. The increase in accounts receivable was primarily due to increase in prepaid expenses and receivables from government institutions.

     We have no long-term debt outstanding, and we are using our cash reserves and revenues from operations primarily to continue development of batteries for consumer electronic devices, as well as to participate in the BIRD and FTA Electric Vehicle programs. Furthermore, we in the third quarter of 2000 we established a commercial production line and we are preparing for market penetration of our new Zinc-Air batteries for several models of cellular telephones.

     We believe that our present cash position and cash flows from operations will be sufficient to satisfy our estimated cash requirements for approximately the next year. We might seek additional funding in order to accelerate our future plans.

                           ELECTRIC FUEL CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to the impact of interest rate changes and foreign currency fluctuations due to our international sales, production and funding requirements.

     Our research, development and production activities are primarily carried out EFL, at its facility in Beit Shemesh, and we market some of our products in Israel; accordingly we have sales and expenses in New Israeli Shekels. However, the majority of our sales are made outside Israel in U.S. dollars, and a substantial portion of our costs are incurred in U.S. dollars or in New Israeli Shekels linked to the U.S. dollar. Therefore, our functional currency is the U.S. dollar. Although we have a line of credit that may be affected by interest rate changes, given our level of borrowing, we do not believe the market risk from interest rate changes is material.

                           ELECTRIC FUEL CORPORATION

                                    PART II


ITEM 2. CHANGES IN SECURITIES.

     During the third quarter of 2000, we issued 114,161 shares of our common stock to certain consultants in consideration of services that were provided by them.

     We also issued 10,000 shares of our common stock upon exercise of warrants that were issued to investors in December 1999.

                                   SIGNATURES

================================================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ELECTRIC FUEL CORPORATION
                                       (Registrant)

                                By: /s/ Robert S. Ehrlich
                                    ---------------------------------
                                    Name:  Robert S. Ehrlich
                                    Title: Chairman of the Board and
                                           Chief Financial Officer



Dated:  November 13, 2000