Form 10-K
period 2000-12-31
ELECTRIC FUEL CORP
filed 2001-03-27
CIK 916529

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.
                                           -----------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

                       Commission File Number:  0-23336
                                              ----------

                          ELECTRIC FUEL CORPORATION
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                                     95-4302784
---------------------------------------------     ------------------------------
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)

 632 Broadway, Suite 301, New York, New York                    10012
---------------------------------------------     ------------------------------
   (Address of principal executive offices)                  (Zip Code)


                                (212) 529-9200
       -----------------------------------------------------------------
             (Registrant's telephone number, including area code)


   Securities registered pursuant to Section 12(b) of the Act:

 Title of each class            Name of each exchange on which registered
----------------------      -------------------------------------------------
       None                                Not applicable

Securities registered pursuant to Section
12(g) of the Act:                                 Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 13, 2001 was approximately $101,914,408 (based on the last sale price of such stock on such date as reported by The Nasdaq National Market).

(Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 21,887,658 as of 3/13/01

Documents incorporated by reference:                                    None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                            [_]

================================================================================

                               PRELIMINARY NOTE
                               ----------------

     This annual report contains historical information and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition and results of operations. The words "estimate," "project," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Further, we operate in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond our control. In the context of the forward-looking information provided in this annual report and in other reports, please refer to the discussions of risk factors detailed in, as well as the other information contained in, our other filings with the Securities and Exchange Commission.

     Electric Fuel(R) is a registered trademark of Electric Fuel Corporation. Instant Power(TM), Charge without electricity(TM), PowerCartridge(TM) and SmartCord(TM) are trademarks of Electric Fuel Corporation. All company and product names mentioned may be trademarks or registered trademarks of their respective holders.

                                    PART I

ITEM 1.   BUSINESS

General

      We are a world leader in primary and refuelable Zinc-Air fuel cell technology, pioneering advancements in consumer electronics, electric vehicles and defense and safety products.

      We based our line of Instant Power disposable batteries for cellular telephones on our patented Zinc-Air fuel cell technology. The batteries, which come fully charged and ready to use right out of the pack, provide consumers with up to five times more talk and stand-by time when compared with conventional batteries (of equivalent size or weight). Instant Power disposable batteries are currently compatible with select models of Ericsson, Motorola, Nokia and Samsung cellphones and are on sale at retail outlets throughout the United States, Europe and Israel, including at such well-known retailers as Circuit City, CompUSA, Fred Meyer Stores, CarToys, and Wal-Mart (under the EverActive brand name), and other cellular and retail stores in the United States, and at the Carphone Warehouse, BT Retail, and other cellular and retail stores in the United Kingdom.

      Additionally, we recently began selling our new Instant Power charger for cellphones and PDAs, a pocket-sized recharger weighing less than three ounces that plugs directly into a cellphone or PDA, allowing it to be recharged and used on the move without an electrical outlet.

      We are also engaged in the design, development and commercialization of our proprietary battery technology for other portable consumer electronic devices, such as camcorders, as well as for electric vehicles and defense and safety product applications. We are also seeking ways to continue to commercialize our disposable zinc-air battery technology for other such devices, such as notebook and laptop computers.

      We have been engaged in research and development in the field of zinc-air electrochemistry and battery design for over ten years, as a result of which we have developed our current technology and its applications. We have successfully applied our technology to our Instant Power line of disposable high-capacity zinc-air batteries and rechargers for cellular telephones. We have also applied our technology to the development of a refuelable zinc-air battery for powering zero emission electric vehicles, which we have successfully demonstrated in "on-the-road" programs in Germany, Sweden, Italy, Israel and the United States. Through these efforts, we have sought to position ourselves as a world leader in the application of zinc-air technology to innovative primary and refuelable battery systems.

      While zinc-air technology has been in use for over a century in a great variety of typically low-power devices (such as hearing aids), we have developed technologies that provide our (environmentally-friendly) batteries with enhanced performance in both power and energy at a low manufacturing cost. Our high-energy, high-power zinc-air battery is composed of a zinc anode and an air (oxygen reduction) cathode. It is different from most other battery technologies in that one of the electrodes - the air cathode - is not consumed during discharge, but instead acts as a kind of electrochemical membrane that extracts oxygen from the atmosphere and introduces it into the cell. During discharge, the oxygen is electrochemically reduced to hydroxide ions at the cathode, and zinc at the anode is consumed by conversion to zinc oxide. In electric vehicles, fresh zinc replaces the oxidized zinc in a regeneration process. In our batteries and rechargers for consumer electronics devices, we construct the entire pack from low-cost, recyclable components and thus can be disposed of in an environmentally-safe manner.

      To fully utilize our zinc-air battery technology for a wide selection of applications, we operate in three business segments: Instant Power (formerly Consumer Batteries), Electric Vehicles, and Defense and Safety Products.

      Our Instant Power Division develops and has introduced our first consumer products: disposable primary zinc-air batteries as a substitute for lower performing and initially more expensive rechargeable batteries, and a ready-to-use zinc-air charger for rechargeable cellphone batteries that gives consumers the option to keep talking on an empty battery during the charging process. We manufacture and market four different models of our Instant Power disposable cellphone batteries, suitable for various models of cellphones produced by Nokia, Motorola, Ericsson and Samsung. Additionally, we manufacture and market the Instant Power charger for cellphones and PDAs, which lets wireless users "charge without electricity" and keep talking or working while recharging, even with a dead battery. These products are currently on sale at retail outlets throughout the United States, the United Kingdom, certain countries in Europe and Asia, and Israel. Other consumer and industrial applications based on the same zinc-air cells are currently under development.

      Through our Electric Vehicle Division, we are continuing to focus on fleet applications of the zinc-air battery system with our partners in Europe and the United States. The division is implementing, in cooperation with, among others, General Electric, a program subcontracted to us by the U.S. federal government for developing an all-electric battery-powered transit bus in Nevada that is currently in Phase II of development, conducting evaluation of the system and vehicle performance. As of early 2001, the division is also cooperating with a consortium of industrial companies in Germany to advance the use of zinc-air technology in fleet vehicles through a demonstration project partially funded by the German government.

      Our Defense and Safety Products Division continues to expand the development of other uses of the battery technology, including a portable high-power zinc-air battery pack for the U.S. Army. This division also oversees our water-activated safety light products (based on our patented magnesium-cuprous chloride technology) for the commercial aviation and marine markets and is pursuing further development of the safety products business.

      While marketing and establishing automatic production facilities for our existing products, we also intend to develop new products based on the same zinc-air cell technology.

      For financial information concerning the business segments in which we operate, see Note 14 of the Notes to the Consolidated Financial Statements. For financial information about geographic areas in which we engage in business, see
Note 14(c) of the Notes to the Consolidated Financial Statements.

      We were incorporated in Delaware in 1990. Unless the context requires otherwise, all references to us refer collectively to Electric Fuel Corporation
(EFC) and EFC's wholly-owned Israeli subsidiary, Electric Fuel (E.F.L.) Limited
(EFL), and other subsidiaries of EFC and EFL.

      In December 2000, we established a new headquarters office in New York, from which we will concentrate our consumer product sales and marketing efforts for North America. Our new executive offices are located at 632 Broadway, Suite 301, New York, New York 10012, and our telephone number at our executive offices is (212) 529-9200. Our website is www.electric-fuel.com.
                                  ---------------------

Reference to our website does not constitute incorporation of any of the information thereon into this annual report.

      We conduct our research, development and production activities primarily through EFL at its facility in Beit Shemesh, Israel. We also have a small battery research and development facility in Auburn, Alabama that builds and tests prototype cells and batteries.

Business Strategy

      We believe that we will meet our long-term objectives through a strategy of commercializing a broad portfolio of products utilizing our battery technologies.

This strategy consists of three elements:

      . Develop and produce disposable zinc-air batteries for mass-market consumer electronic devices such as cellular phones, personal digital assistants (PDAs), camcorders, notebook computers and hand-held devices.

      . Develop and implement refuelable zinc-air battery solutions for electric vehicles in large fleets of buses, light trucks and specialty vehicles.

      . Develop and produce battery solutions for portable energy applications in the consumer, industrial, medical and military sectors.

      We believe that there is a large potential market for high-capacity primary batteries that are capable of powering high-drain electronic devices, and we are seeking ways to continue to commercialize our disposable zinc-air battery technology for such devices. We intend to focus on increasing sales and distribution of our existing consumer products for cellular phones and PDAs, marketing these products through distributors, wireless carriers, original equipment manufacturers (OEMs), accessory dealers, specialty and general retailers, and internet resellers. We are also engaged in the design, development and commercialization of our proprietary zinc-air battery technology for other portable consumer electronic devices, such as camcorders, and we are seeking ways to continue to commercialize our disposable zinc-air battery technology for other such devices, such as notebook and laptop computers.

      We also intend to explore the possibility of establishing strategic marketing and manufacturing partnerships. Potential strategic partners for cellphone batteries and rechargers may include cellphone manufacturers, battery producers and assemblers, cellular accessory distributors, cellular phone service providers and consumer goods distributors. We currently manufacture zinc-air cells and assemble batteries and chargers for use in consumer electronic devices at our own facilities, although we may later outsource part of this work as volume increases.

      Our Electric Vehicle Division continues to focus on obtaining and implementing demonstration projects in the U.S. and Europe, and on building broad industry partnerships that can lead to eventual commercialization of the zinc-air energy system. This approach supports our long-term strategy of achieving widespread implementation of the Electric Fuel zinc-air energy system for electric vehicles in large commercial and mass transit vehicle fleets. We intend to strengthen existing relationships and to develop new networks of strategic alliances with fleet operators, companies engaged in energy production and transportation, automobile manufacturers and others in order to establish the infrastructure necessary for further development and commercialization of the Electric Fuel Zinc-Air system.

      With respect to our Defense and Safety Products Division, we base our strategy in the defense business sector on the development and commercialization of our next-generation zinc-air battery technology, as applied in our ongoing work for the U.S. Army's Communications and Electronics Command (CECOM). We will continue to seek new applications for our technology in defense projects, wherever synergistic technology and business benefits may exist. We intend to continue to develop our battery products for defense agencies, and plan to sell our products either directly to such agencies or through prime contractors.

      Our Defense and Safety Product Division's safety products group, which produces lifejacket lights based on our water-activated magnesium-cuprous chloride battery technology, intends to continue to work with OEMs, distributors and end-user companies to expand its market share in the aviation and marine segments. We presently sell four products in the Safety Products division, two for use with marine life jackets and two for use with aviation life vests. All four products are certified under applicable international marine and aviation safety regulations.

Instant Power Division

      The Instant Power Division (formerly the Consumer Batteries Division) began initial deliveries of disposable cellphone batteries in the first line of commercial consumer products based on Electric Fuel's zinc-air battery technology in the second half of 1999. By the end of 2000, we were manufacturing and marketing four different models of our Instant Power disposable cellphone batteries, suitable for various models of cellphones produced by Nokia, Motorola, Ericsson and Samsung, and our products were on sale at retail outlets throughout the United States, Europe and Israel, including at such well-known retailers as Circuit City, CompUSA, Fred Meyer Stores, CarToys, and Wal-Mart (under the EverActive brand name), and other cellular and retail stores in the United States, and at the Carphone Warehouse, BT Retail, and other cellular and retail stores in the United Kingdom. Additionally, beginning in late 2000 we began manufacturing and marketing the Instant Power charger for cellphones and PDAs, which lets wireless users "charge without electricity" and keep talking or working while recharging, even with a dead battery.

      There are currently more than 600 million cellular telephones in use worldwide, and industry experts expect that figure to grow to between 800 million and 1 billion by 2003. Moreover, we believe that two other industry trends will have a strong positive impact on the market for our line of primary cellphone batteries and chargers:


  . We believe that the emergence and projected growth of so-called "convergence" products - those which combine wireless communications with computer functions such as data and media transmission, and internet and e-mail connection - will lead to an increased demand for high-power batteries and rechargers. The energy consumption of the new devices will underscore the limited capacity of rechargeables, which incorporate high-drain elements such as color screens and video.

  . The amount of usage per user (usually measured in minutes of airtime) is increasing even faster than the number of users.

Batteries

      We currently offer four models of disposable zinc-air battery for cellphones, all built from the same Electric Fuel zinc-air cells, which are connected in series in order to deliver the required voltage. We sell all of them under the brand name Instant Power, except for the products sold by Wal-Mart, which Wal-Mart sells under its own EverActive brand name. The four models and their general characteristics are as follows:


      . Nokia
        Model No. EF-N6-33 for Nokia 5100, 6100 & 7100 series
        Capacity: 3300 mAh
        Operating Voltage: 3.6V
        Up to 9-18 hours talk time
        Up to 180-550 hours standby
        Weight: 80g (2.8 oz.)

      . Motorola
        Model No. EF-M2-33 for Motorola dual battery StarTAC series (Auxiliary Battery)
        Capacity: 3300 mAh
        Operating Voltage: 3.6V
        Up to 6-16 hours talk time
        Up to 80-350 hours standby
        Weight: 79g (2.8 oz.)

      . Ericsson
        Model No. EF-E6-33 for Ericsson 600 and 800 series and 1018 and 1228 models
        Capacity: 3300 mAh
        Operating Voltage: 4.8V
        Up to 8-16 hours talk time
        Up to 130-500 hours standby
        Weight: 97g (3.4 oz.)

      . Samsung
        Model No. EF-S3-33 for Samsung SCH-3500
        Capacity: 3300 mAh
        Operating Voltage: 3.6V
        Up to 8.5 hours talk time
        Up to 400 hours standby
        Weight: 82g (2.9 oz.)

    Chargers

      Our Instant Power Chargers are the first cellphone chargers that not only require no electricity but also give consumers the option to keep talking on an empty battery during the charging process. The chargers consist of a compact disposable PowerCartridge, which is the same no matter what cellphone or PDA is being charged, and a reusable SmartCord electronic adapter that connects the PowerCartridge to the particular cellphone or PDA and stays with the user for the life of the device. The PowerCartridge has a capacity of 3300 milliampere-hours (mAh), weighs approximately 76 grams (2.7 oz.) and is good for up to three charges (or more on some models) and hours of talk.

      We produce or develop SmartCords for various series and models of Nokia, Motorola, Ericsson, Panasonic, Siemens, Samsung, Audiovox, Mitsubishi, Sagem and Philips cellphones, models of Palm, Handspring, HP and Compaq PDAs, and Novatel modems. We sell the Instant Power charger as a package, where we sell the PowerCartridge with a SmartCord and a recloseable aluminum pouch designed to store the cartridge between uses. We also sell replaceable PowerCartridges separately.

    Advantages of Our Consumer Battery Products

      Battery Performance - Increased talk and standby time

      Our Instant Power batteries deliver a unique combination of high-energy density and high power density, which provides superior performance in cellphones. Our Instant Power batteries provide 3 to 5 times more talk and standby time than comparable rechargeable batteries made for these products.

      Convenience

      The Electric Fuel Instant Power battery offers two kinds of convenience for cellphone users:

      First, the battery is fully charged and ready to use right out of the package, and requires no initial charging, unlike new rechargeable batteries which are typically sold (or provided with new phones) in an uncharged or partially charged state.

      Second, the battery frees the user from the inconvenience of charging his cellphone battery. On business and vacation trips, the user of the Instant Power battery benefits both from not having to take along a charger and from not having to remember to charge the phone every night.

      Thus, the Instant Power battery, with a three-year shelf life, offers cellphone users convenience similar to the convenience disposable alkaline batteries provide for portable CD players or pagers.

      Safety and Environment

      Zinc-air is a proven, safe chemistry used extensively in hearing aids and pagers, as well as other devices where a high-energy, lightweight battery is desired. Underwriters' Laboratories has tested our batteries and found them safe. The Electric Fuel Instant Power battery is designed to be environmentally benign and recyclable.

      As a disposable battery, the Instant Power battery avoids the complications and hazards associated with recharging such as overcharge and overdischarge. We designed Instant Power batteries to be recyclable in the same manner as primary alkaline batteries. At present, there are no commercial recycling facilities available either in the United States or in Europe for primary alkaline or zinc-air batteries.

    Advantages of Our Consumer Charger Products

      Performance - Charge without electricity

      Our Instant Power chargers, which consist of a disposable PowerCartridge and a reusable SmartCord, allow users to simultaneously charge a cellphone or PDA anywhere, anytime, without the need of an electric outlet, and to keep talking and working even if the unit's rechargeable battery is empty. Each disposable PowerCartridge provides up to three charges (or more on some models).

We supply the PowerCartridge in an airtight sealed aluminum bag, together with a recloseable aluminum pouch designed to store the cartridge between uses; we also sell replaceable cartridges separately.

      Convenience and efficiency

      The Instant Power charger, with a three-year shelf life, allows cellphone users to keep talking even if their battery is dead. It is compact (about twice the size of a box of matches), easy to use and convenient. The Instant Power charger begins delivering power instantly, and completes its charging cycle within approximately two hours. After use, the user places the PowerCartridge in the airtight pouch (provided) to halt the chemical reaction and thereby preserve power for the next recharge. Moreover, the SmartCord, which is reusable, is intended to stay with the user for the life of the phone or PDA, so that after the initial purchase the user need only replace the PowerCartridge.

      Safety and Environment

      Zinc-air is a proven, safe chemistry used extensively in hearing aids and pagers, as well as other devices where a high-energy, lightweight battery is desired. Underwriters' Laboratories has tested our batteries and chargers and found them safe. Electric Fuel Instant Power batteries and chargers are designed to be environmentally benign and recyclable in the same manner as primary alkaline batteries. At present, we are not aware of any commercial recycling facilities available either in the United States or in Europe for primary alkaline or zinc-air batteries.

    Market, Marketing Strategies and Sales

      Targeting key market segments

        We have identified key market segments that we believe will purchase disposable cellphone batteries and chargers because of their back-up capability, high capacity and added convenience. These market segments are:

      . Frequent travelers

      . Outdoors enthusiasts

      . As a backup and in an emergency

      . Business people and heavy users

      . Or just in case

      Crafting key marketing messages

        We have developed certain marketing messages that we believe identify for consumers the advantages of disposable cellphone batteries and chargers. These marketing messages are:

      . "The revolutionary ready-to-use Instant Power battery."

      . "Never let your cellphone go dead again."

      . "Emergency power that lasts."

      . "No electricity needed."

      . "Business . travel . backup."

      Multi-Sales Implementation Program

        We are undertaking implementation of our marketing strategy for our products through the following channels:

      (1) Sales through retailers and distributors of cellphone accessories. At the end of 2000, we had signed distributorship agreements or received orders in the U.S., the U.K., Australia, Croatia, the Czech Republic, Germany, Greece, Hong Kong, Iceland, Israel, Italy, Mexico, Poland, Spain, Switzerland, Taiwan and Thailand. These retailers and distributors include Circuit City, CompUSA, Fred Meyer Stores, CarToys, Wal-Mart (under the EverActive brand name) in the United States, and the Carphone Warehouse, the PocketPhone Shop and BT Retail in the UK. We are also selling through other, smaller distributors and online at www.iGo.com and our own website,
                                      -----------
           www.electric-fuel.com, among others.
           ---------------------

      (2) Participation in trade shows. Through participation in trade shows in the U.S. and Europe, we are pursuing additional opportunities to expand our growing network of distributors, while garnering more publicity and product recognition in the industry. We are working on expanding our network of distributors in North America, Western and Eastern Europe, Asia, South and Central America, Australia and the Middle East.

      (3) Direct sales via the Internet. We have revamped our website in order to facilitate secure on-line ordering of our products. In addition to our own website, our products are sold online at various sites, including www.iGo.com.
                     -----------

      (4) Retail sales at travel-oriented locations. We are working to promote retail sales at travel-oriented locations, such as airports and train stations, and later supermarkets, convenience stores and mass retailers. Our products are already available in airport shops in the United States (AltiTUNES and Laptop Lane), the U.K. and Israel.

      (5) Strategic alliances with cellular phone carriers. We see cooperation with cellular service providers as an important step towards broadening our cellphone battery market by appealing to mainstream cellular users.

      (6) Strategic alliances with original equipment manufacturers. We seek cooperation ranging from having advanced design information on new device models to joint product development and marketing. We see potential in new devices such as PDAs and third generation (3G) cellphones.

        Promotional activities

        We have developed trade advertisement "Point of Sales" materials and in-store posters to support our retail efforts. We are participating in co-op advertising with our distributors, running special offers (such as "buy two, get one free") and internet promotions. We have also conducted a limited advertising campaign on television and in newspapers in Israel and on radio and in newspapers in the United Kingdom.

        U.S. Office

          In January 2000 we opened a U.S. sales headquarters office, which is now located in Manhattan, and hired a Vice President of Sales and Marketing for North America, who heads our New York office.

        Marketing Promotions

          During 2000, in response to our growth in sales, we expanded our marketing efforts with a series of internal management promotions. In addition to our Vice President of Sales and Marketing for North America, we named a Senior Vice President for Europe and Asia, a European Sales Manager, a Sales Manager for Asia, and a Marketing and Sales Manager for Israel.

        Trade Shows

        During 2000, we participated in the Consumer Electronics Show (Las Vegas, Nevada), the CTIA Wireless show (New Orleans, Louisiana), CeBIT (Hanover, Germany) the PCS 2000 show (Chicago, Illinois), Taitronics (Taipei, Taiwan), SMAU (Milan, Italy) and Comdex (Las Vegas, Nevada). We participated or plan to participate in similar major trade shows scheduled for 2001 in the U.S., Europe and Asia.

        Prices

        As of March 13, 2001, our manufacturer's suggested retail prices were as follows: Instant Power batteries - $16.95; Instant Power Chargers (PowerCartridge and SmartCord together) - $19.95 for cellphones and $24.95 for PDAs; replaceable PowerCartridges - $9.95. Manufacturer's suggested retail prices do not necessarily correspond to the prices charged by our distributors, which may be higher or lower. We believe that Instant Power batteries, when produced in quantities closer to the maximum capacity of our new production lines, could eventually retail between $6.95 and $9.95, depending on the cell phone model and capacity of the battery.

    Production

        Our production facilities are located at Electric Fuel Ltd.'s facilities in Beit Shemesh, Israel, located between Jerusalem and Tel-Aviv (within Israel's pre-1967 borders). When we first began production, we used custom-designed manual and semi-automatic equipment and tooling to produce up to 2,000 batteries per day. An automated production line with a monthly capacity in the hundreds of thousands of units began production in the third quarter of 2000.

    Competition

        General

        The market for cellphone batteries has been almost entirely dominated by rechargeable battery packs incorporating nickel-cadmium, nickel-metal hydride and lithium-ion cells. Typically, these batteries come in standard configuration of 800 to 1200 milliampere-hours (mAh) with new handsets, and rechargeable batteries of up to 3000 mAh or more are now available as aftermarket accessories. Rechargeable batteries are produced and/or packaged by the leading cellphone handset manufacturers, such as Nokia Corporation and Motorola, Inc., as well as by numerous aftermarket producers that sell private-label or off-brand models.

        Rechargeable batteries provide lower life-cycle costs than primary batteries when measured in terms of cost per total lifetime usage. Further, rechargeable batteries relieve the user of the need to continually purchase primary batteries. However, the per-cycle usage time of rechargeable batteries is generally limited, particularly in the case of standard configuration batteries in the range of 800 mAh to 1200 mAh. Use of rechargeable batteries also requires the user to have available a charger and transformer unit; a power socket (generally one with alternating current (AC) electricity if for indoor use, or with direct current (DC) electricity if for outdoor or in-vehicle use); and sufficient time to charge the battery after it is depleted.

        Our market penetration strategy is to deliver a battery that offers the convenience of a longer use time and that does not require charging, and to cater to those consumers who prefer to continue to use rechargeable batteries by providing them with a product that can charge their rechargeable batteries even in situations where charging from a source of AC electricity is inconvenient or impossible.

        Until now, rechargeable battery technology for cellphones has evolved in steps: The first transition, starting in the early to mid-1990s, was from nickel-cadmium packs to nickel-metal hydride (NiMH) packs, which offered moderate gains in energy density while eliminating the so-called 'memory effect' which prevented nickel-cadmium batteries from being fully recharged if they were not first fully discharged. NiMH batteries typically offer practical energy densities of up to 70 watt-hours per kilogram (Wh/kg). The second transition has been to lithium-ion (Li-ion), which has offered moderate gains in energy density but at a higher cost than nickel-metal hydride. NiMH hydride batteries are still commonly sold alongside Li-ion packs. Li-ion packs typically offer practical energy densities in the range of 70-100 Wh/kg. A third transition, which industry experts anticipate will be underway shortly, is expected from lithium-ion to lithium-ion polymer. The latter promises further gains in energy density as well as greater flexibility in packaging. Figures promised by lithium-ion polymer battery manufacturers such as Valence Technologies range from 120 to 135 Wh/kg at the cell level. In comparison, our current commercial products offer 150 to 167 Wh/kg at the pack level and about 240 Wh/kg at the cell level. ElectroFuel, Inc., a development company unrelated to us (please see "Item 3. Legal Proceedings," below), claims to have a lithium-ion polymer battery pack suitable for notebook computers that delivers 190 Wh/kg.


        Other Primary Batteries

        A huge array of consumer products are designed for and use primary alkaline batteries. These include toys, flashlights and small electronic products such as portable radios and compact disc players. Some information and communication accessories also fit into this category, such as pagers and many personal digital assistants (PDAs). Even though rechargeable batteries (such as, for example, "AA"-size nickel-metal hydride batteries) are widely available to run these devices, most consumers are currently choosing to purchase primary batteries rather than rechargeables, despite potential savings in life-cycle costs that can be derived from using rechargeables.

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

        An example of differentiation in battery selection along the lines of power can be seen in new PDAs that incorporate wireless communications. Older PDAs from companies such as 3Com and Psion were designed to use primary alkaline batteries, while newer models from these manufacturers, which now incorporate high-current wireless connectivity options, are being designed to use rechargeable battery packs.

        Until now, primary battery packs for cellphones have not been widely available, although Duracell (a division of Gillette), among others, now offers such packs. The Duracell product consists of a reusable battery case with internal terminals into which the consumer can fit "AA"-size alkaline batteries; the case is sold with an initial quantity of batteries to allow initial use. We believe that such solutions have not been successful because the talk and standby times achievable with primary alkaline batteries are often even less than what is attainable with a rechargeable battery. Such solutions offer convenience similar to our products in terms of immediate availability in an emergency situation, but do not offer the convenience of much greater talk and standby times that our products offer.

        We believe that primary batteries other than zinc-air, such as primary alkaline batteries, will not in the next few years be able to offer an adequate combination of power and energy capabilities that would make them acceptable to consumers for use with cellphones in non-emergency situations. However, there can be no assurance that primary batteries using technology other than zinc-air and having adequate power and energy capabilities will not be developed and become available in the near future.

        Other Zinc-Air Batteries

        Many companies manufacture primary zinc-air batteries for use in hearing aids and similar devices. Such batteries are produced in the U.S. by major battery companies such as Rayovac, Duracell and Energizer, and outside the U.S. by major battery manufacturers such as Sony and Matsushita (Panasonic). The design of these batteries does not currently provide sufficient power for high-current digital cellphone applications. Additionally, most of these zinc-air batteries contain mercury.

        To date, we are not aware of any major battery manufacturer producing or announcing an intention to produce zinc-air batteries for cellphones. The entry into the market of a major battery manufacturer with a zinc-air pack similar to our would most likely impact our ability to market our products.

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

        Other Technologies

        Motorola Inc., among others, has in recent years announced and published research concerning the use of micro-fuel cells in cellphones. Such devices produce electricity from a controlled chemical reaction of hydrogen with oxygen. Should such devices become economical and available, they would most likely impact our ability to market our products. However, we do not believe that such devices will be made feasible or available in the next ten years, if ever.

Electric Vehicle Division

        We believe that environmental concerns and current and proposed legislation create incentives for fleet operators to use zero emission electric vehicles, and that the Electric Fuel Zinc-Air Energy System for electric vehicles is particularly suitable for use by such fleet operations. For example, the California Air Resources Board (CARB) recently adopted a regulation under which transit agencies with fleets of 200 or more will be required to purchase at least three zero emissions buses by 2003. We believe the U.S. government will continue to use us as a subcontractor to develop electric vehicles, and we hope this support will create incentives for fleet operators (primarily bus and mass transit operators) to introduce electric vehicles into their fleets.

    The Electric Fuel Zinc-Air Energy System for Electric Vehicles

        The Electric Fuel Zinc-Air Energy System consists of

        . an in-vehicle, zinc-air battery unit consisting of a series of zinc-air cells and refuelable zinc-fuel anode cassettes;

        .  a battery exchange unit for fast vehicle turn-around;

        . an automated battery refueling system for mechanically replacing depleted zinc-fuel cassettes with charged cassettes; and

        . a regeneration system for electrochemical recycling and mechanical repacking of the discharged fuel cassettes.

        With its proprietary high-power air cathode and zinc anode technologies, our zinc-air battery delivers a unique combination of high-energy density and high-power density, which together power electric vehicles with speed, acceleration, driving range and driver convenience similar to that of conventionally powered vehicles.

        We believe that our zinc-air battery system for powering electric vehicles offers numerous advantages over other electric vehicle batteries that make it ideal for fleet and mass transit operators. Fleet operators require a long operating range, large payload capacity, operating flexibility, all-weather performance, fast vehicle turnaround and competitive life-cycle costs. Electric Fuel-powered full-size vehicles, capable of long-range, high-speed travel, could fulfill the needs of transit operators in all weather conditions, with fast, cost-effective refueling. An all-electric, full-size bus powered by the Electric Fuel system can provide to transit authorities a full day's operating range for both heavy duty city and suburban routes in all weather conditions.

        In field trials with major European entities, we have demonstrated the commercial viability of our battery system by regularly driving 300 to 400 km in actual drive cycles. In 1996, a Mercedes-Benz MB410 van powered by our zinc-air battery crossed the Alps, traveled from Chambray, France over the Moncenisio Pass, and continued to the zinc-air regeneration plant operated by Electric Fuel's Italian licensee, Edison Termoelettrica, SpA, in Turin, Italy. The 152 mile (244 km) drive included a 93 mile (150 km) continuous climb over mountainous terrain in which the vehicle climbed over 4,950 feet (1,500 meters) to reach the summit at 6,874 feet (2,083 meters), using only 65% of the battery's capacity. In November 1997, an electric Mercedes-Benz MB410 van drove from central London to Central Paris on a single charge - a distance of 272 miles (439 km), not including the rail transport through the English Channel Tunnel.

    Major Programs

        We have formed several strategic partnerships and are engaged in demonstration programs involving the Electric Fuel Zinc-Air Energy System for electric vehicles in various locations in the U.S. and Europe.

    The Department of Transportation-Federal Transit Administration Zinc-Air All Electric Transit Bus Program

        In the United States, our zinc-air technology is the focus of a Zinc-Air All Electric Bus demonstration program the costs and expenditures of which are 50% offset by subcontracting fees paid by the U.S. Department of Transportation's Federal Transit Administration. Phase I of the project, which was for $4 million, was completed in July 2000. Phase II of the project, which is for $2.7 million, was approved in the fourth quarter of 2000.

        The program provides that the bus will utilize the new all-electric, battery/battery-hybrid propulsion system that we are jointly developing with General Electric, with funding from the Israeli-U.S. Bi-National Industrial Research and Development (BIRD) Foundation (described below). The bus used in the program is a standard 40-foot (12.2 meter) transit bus manufactured by NovaBus Corporation. It has a capacity of 40 seated and 37 standing passengers and a gross vehicle weight of 39,500 lbs. (17,955 kg.). The all-electric hybrid system consists of an Electric Fuel zinc-air battery as the primary energy source, and an auxiliary battery to provide supplementary power and recuperation of energy when braking. The vehicle draws cruising energy from the zinc-air battery, and supplementary power for acceleration, merging into traffic and hill climbing, from the auxiliary battery.

        The program, which includes General Electric, Volvo's subsidiary Nova Bus Corporation, and the Regional Transportation Commission of Clark County, Nevada (RTC) as project partners, seeks to demonstrate the ability of the Electric Fuel battery system to power a full-size, all-electric transit bus, providing a full day's range for heavy duty city and suburban routes, under all weather conditions. In November 1998, a consortium consisting of Electric Fuel, the Center for Sustainable Technology, L.L.C. and RTC received approval for $2 million in federal subcontracting fees for the $4 million Zinc-Air Electric Transit Bus Program (Phase I). Additional project partners included the Community College of Southern Nevada and the Desert Research Institute. We successfully completed this phase in July 2000. Approval for Phase II, which focuses on conducting evaluation of the system and vehicle performance, including track testing and limited on-road demonstrations, enhancing the all-electric propulsion system developed in Phase I, including incorporating ultracapacitors and associated interface controls, and testing and evaluating the zinc-air battery system, received approval in the fourth quarter of 2000.

        We believe that electric buses represent a particularly important market for electric vehicles in the United States. Transit buses powered by diesel engines operate in large urban areas where congestion is a fact of life and traffic is largely stop-and-go. As a result, they are the leading contributor to inner city toxic emissions, and are a major factor for those U.S. cities that have been designated as in "non-attainment" with respect to air quality standards. Moreover, the U.S. Environmental Protection Agency has identified particulate emissions from diesel engine emissions as a carcinogen.

        Our zinc-air energy system is particularly suitable for transit buses because transit buses must operate for up to 12 hours a day on a single battery charge. Furthermore, transit buses require a large energy storage battery to power the vehicle while attending to passenger needs such as air-conditioning and handicapped access. The test program is designed to prove that an all-electric bus can meet these and all other Los Angeles and New York Municipal Transit Authority mass transit requirements including requirements relating to performance, speed, acceleration and hill climbing.

    All-Electric Hybrid Propulsion System for Transit Buses and Heavy Duty Vehicles the BIRD Program

        We and General Electric are also jointly developing an all-electric, battery/battery-hybrid propulsion system for powering electric buses and heavy-duty trucks. In July 1998 the BIRD Foundation awarded the two companies funding for the joint development of the electric propulsion system. The first application for the system will be an all-electric, zero-emission, full-size transit bus, in the program subcontracted to us by the Federal Transit Administration of the U.S. Department of Transportation referred to above. Our portion of the project was to develop a mobile refueling system for the transit bus. The refueling system, build in two standard 40" containers, was commissioned and successfully demonstrated in the All Electric Bus project. General Electric's portion of the project was to develop the EMS Energy Management System, which manages and controls all the various energy suppliers and consumers of the bus. The EMS was tested successfully as part of the integration drives completed under phase I of the FTA project.

    Germany - Consortium Project

        In January 2000, we agreed to participate in a new cooperative, all-electric hybrid vehicle development and demonstration program in Germany. A consortium consisting of major German industrial firms such as DaimlerChrysler AG and Varta Batterie AG will implement the program. The German Post, which sponsored an extensive field test of our zinc-air battery system for electric vehicles from 1995 through 1998, has also joined the consortium as an Advisory Partner. In January 2001, we received a DM 1 million ($469,000) order for zinc-air fuel-cells and zinc anodes to be delivered over the course of 2001.

        During the course of the 4-year, DM 24 million ($11.5 million) program, the German firms and certain academic institutions will develop and demonstrate a hybrid vehicle based on a DaimlerChrysler cargo van, using our refuelable zinc-air batteries (to provide the main energy storage), high-power booster batteries provided by Varta, and ultracapacitors under development by Dornier GmbH (a division of DaimlerChrysler Aerospace) and by a Siemens-Matsushita subsidiary. Consortium organizers hope that the program will eventually lead to commercialization of clean electric transportation based on these technologies. We will be paid by the project for providing battery modules and battery zinc anodes for refueling.

        The consortium's organizers include the Bremen Institute for Drive Technology and Ergonomics at the University of Bremen (BIBA) and funding is being made available by the German Federal Science Ministry is making the funding available. According to BIBA's press announcement, the Ministry selected the project, called "Electrical Power Supply for Vehicles with Long Range and High Acceleration" (abbreviated in German as "EFRB"), along with five other energy-related projects, from 68 applicants for financing under the ministry's major scientific energy initiative called "Energy Production and Storage for Peripheral and Mobile Applications."

        In a previous field test managed by Deutsche Post, the German postal service, Deutsche Post tested the Electric Fuel Zinc-Air Energy System in electric cargo vans that ran in Germany and Sweden from 1996 until 1998. This field test, which was successfully completed in May 1998, was managed by Deutsche Post to conduct a representative operating test of the Electric Fuel System. Initiated in Bremen, Germany, in 1996, the Deutsche Post program involved the use of several models of postal vans powered by our zinc-air battery system and the establishment of the infrastructure for refueling and regenerating the batteries. Deutsche Post has stated that it is interested in adopting emission-free vehicles once such technology is available in large-scale production, and has joined the new Consortium as an Advisory Partner.

    Competition

        We believe that our products must be available at a price that is competitive with alternative technologies, particularly those intended for use in zero or low-emission vehicles. Besides other battery technologies, these include "hybrid systems" that combine internal combustion engine, diesel engine, battery technologies, use of hydrogen and use of regular or low-pollution fuels such as gasoline, diesel, compressed natural gas, liquefied natural gas, ethanol and methanol. Other alternative technologies presently use costly components, including use of fuel cells, supercapacitors, flywheels and catalytic removal of pollutants. These various technologies are at differing stages of development and any one of them, or a new technology, may prove to be more cost effective, or otherwise more readily acceptable by consumers, than the Electric Fuel Zinc-Air Energy System for electric vehicles. In addition, the California Air Resource Board has expressed to us concerns about the costs associated with the zinc-air regeneration infrastructure as compared to battery technologies that use electrical recharging.

        The competition to develop electric vehicle battery systems and to obtain funding for the development of electric vehicle battery systems is, and is expected to remain, intense. Our technology competes with other battery technologies as well as with different zinc-air batteries and with advanced vehicle propulsion systems. The competition consists of development stage companies as well as major international companies and consortia including such companies, including automobile manufacturers, battery manufacturers, and energy production and transportation companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours.

        An area of increased development has been that of fuel cell powered vehicles, spearheaded by the Ballard Corporation's solid polymer electrolyte hydrogen-air fuel cell program. Major automobile companies have made significant investments in this technology. However, we believe that our zinc-air cell technology is more likely to be commercially viable than the hydrogen or methanol systems, with a lower system cost and with more advantageous performance characteristics.

        We believe that competing zinc-air battery technologies are at a much earlier stage of development, not just in terms of size and number of cells, modules and demonstrations in electric vehicles, but also in terms of the scale of development effort. We are not aware of a competing zinc-air battery development effort that could yield a product that is superior to ours in terms of vehicle performance or life-cycle cost.

    Marketing

        We plan to seek to expand our existing strategic alliances in Europe, the United States and the Far East, benefiting from experience gained in connection with the DOT/FTA and our alliances with GE, Nova and Vattenfall. We also intend to seek support of government agencies, electric utilities and zinc manufacturers.

Defense and Safety Products Division

        The Defense and Safety Products Division is continuing to expand the development of other advanced uses of the battery technology, including an advanced portable zinc-air battery for the U.S. Army. This division also oversees our water-activated lifejacket lights for commercial aviation and marine applications, and will pursue further development of the safety products business.

    Defense Projects

        We have a contract from the U.S. Army's Communications-Electronics Command (CECOM) to develop an advanced primary zinc-air battery packs. The terms of the current extension of the original contract call for us to deliver 500 prototype battery packs, for which we are to be paid $429,000. The 12/24 volt, 800 watt-hour battery pack for battlefield power, which is based on our zinc-air fuel cell technology, is approximately the size and weight of a notebook computer.

        The battery packs, which are produced at our facility in Auburn, Alabama, will primarily be configured as 24V, 30Ah forward field chargers that will allow soldiers to significantly extend mission time by repeatedly field-charging the rechargeable batteries used in portable communication units. Some of the batteries are expected to be incorporated in hybrid power packs designed for use with the Land Warrior System, an integrated, modular soldier system that enhances the command and control, survivability, mobility and sustainment capabilities of individual infantry soldiers and small infantry units.

        The primary zinc-air battery cell under development for the Army represents some technological advancements over the cell we are currently producing for consumer battery applications, and could be the basis for a new generation of zinc-air cells for consumer batteries. Because of this type of beneficial interaction between defense projects and the evolution of new commercial products, we intend to continue to pursue additional military contracts for primary zinc-air battery development.

    Safety Products

        In 1996, we began to produce and market lifejacket lights built with our patented magnesium-cuprous chloride batteries, which are activated by immersion in water (water-activated batteries), for the aviation and marine safety and emergency markets. At present we have a product line consisting of four lifejacket light models, all of which work in both freshwater and seawater. Each of our lifejacket lights is certified for use by relevant governmental agencies under various U.S. and international regulations. The four models and their general characteristics are shown as follows:

        .  Marine
           Model WAB-MX8
           0.75 candles (cd) in all directions for more than 8 hours
           Approved by the U.S. Coast Guard, Lloyd's Register (on behalf of the European Commission) and the Russian Maritime Register, under International Marine Organization (IMO) Safety of Life at Sea (SOLAS) regulations

        .  Marine
           Model WAB-H12
           1.0 cd in horizontal and vertical directions for more than 8 hours U.S Coast Guard approved for use on inland lakes, sounds and rivers, and within 20 miles of shore

        .  Aviation
           Model WAB-H18
           1.0 cd in horizontal and vertical directions for more than 8 hours Federal Aviation Administration approved under TSO C-85a (this is the latest and toughest certification, which no other leading aviation light can pass)
           The most popular aviation light on the market today

        .  Aviation
           Model WAB-H12
           1.0 cd in horizontal and vertical directions for more than 8 hours Federal Aviation Administration approved

        We manufacture, assemble and package all our lifejacket lights in our factory in Beit Shemesh, Israel.

        Market and Marketing Strategies

        The annual market for lifejacket lights is estimated at two to three million units worldwide, of which about 50% is in Europe and 30% is in the United States. Approximately 80% of the sales are in the marine market; less than 20% of the sales are in the aviation market.

        We market our lights to the commercial aviation industry in the United States exclusively through The Burkett Company of Houston, Texas, which receives a commission on sales. For our marine safety products, we have established our own network of distributors in the U.S., Europe, Asia and Oceania.

        Competition

        Two of the largest manufacturers of aviation and marine safety products, including TSO and SOLAS-approved lifejacket lights, are ACR Electronics Inc. of Hollywood, Florida, and Pains Wessex McMurdo Ltd. of England. Other significant competitors in the marine market include Daniamant Aps of Denmark, and EJE Translite of Canada.

Regulatory and Environmental Matters

        We believe that our zinc-air batteries as currently produced are in compliance with applicable Israeli, European, and United States federal, state and local standards that govern the manufacture, storage, use and transport of the various chemicals used, and waste materials produced, in the manufacture and use of our zinc-air battery, including zinc and potassium hydroxide. We have obtained the necessary permits under the Israel Dangerous Substances Law, 5753-1993, required for the use of zinc metal, potassium hydroxide and certain other substances in our facilities in Israel.

        Our disposable zinc-air batteries and chargers for cellular phones are similar in chemical makeup to primary alkaline batteries. Accordingly, our cellular phone battery and charger, like those products, is not expected to be regulated as to transport and is expected to be exempt from dangerous goods regulations. Furthermore, like state-of-the-art zinc alkaline cells which must be mercury and cadmium free, our products are also completely free of toxic mercury and cadmium additives.

        The presence of potassium hydroxide as an electrolyte in our electric vehicle batteries may subject its disposal to regulation under some circumstances. This electrolyte is the same as the electrolyte used in primary alkaline batteries and rechargeable nickel-cadmium and nickel-metal hydride batteries. Our electric vehicle battery technology uses relatively small amounts of spillable potassium hydroxide. The United States Department of Transportation regulates the transport of potassium hydroxide, and it is likely that any over-the-road transport of spillable potassium hydroxide in the United States would require manifesting and placarding.

        The EPA, the Occupational Safety and Health Administration and other federal, state and local governmental agencies would have jurisdiction over operations of our production facilities were they to be located in the United States. Based upon risks associated with potassium hydroxide, government agencies may impose additional restrictions on the manufacture, transport, handling, use and sale of our products.

Patents and Trade Secrets

        We rely on certain proprietary technology and seek to protect our interests through a combination of patents, know-how, trade secrets and security measures, including confidentiality agreements. Our policy generally is to secure protection for significant innovations to the fullest extent practicable. Further, we continuously seek to expand and improve the technological base and individual features of our batteries through ongoing research and development programs.

        We have been filing patents on our zinc-air battery system for electric vehicles since 1990. These applications have resulted in 32 unexpired U.S. patents and 15 corresponding European patents. These patents cover various aspects of the Electric Fuel System technology, including the overall system, the zinc anode, including its physical and mechanical attributes, the construction of the air cathode, cell structure and arrangements, connectors, the automatic refueling system, zinc regeneration, and safety features.

        We also hold two unexpired U.S. patents covering our high-power zinc-oxygen battery for torpedoes, two more covering the use of our zinc in other alkaline batteries, and one covering our water-activated magnesium-cuprous chloride batteries .

        In early 1998, building on the development work that began at EFL in late 1996 on smaller zinc-air cells for consumer batteries, EFL began filing new patent applications specifically covering its consumer batteries. To date, we have filed more than 50 such applications in the U.S., and numerous corresponding PCT applications have been filed for appropriate worldwide coverage. We expect to file additional applications in 2001 and succeeding years. The consumer battery patent applications cover all aspects of the cell and battery pack, including cell components and design, pack components and design, and air access management.

        In addition to patent protection, we rely on the laws of unfair competition and trade secrets to protect our proprietary rights. We attempt to protect our trade secrets and other proprietary information through confidentiality and non-disclosure agreements with customers, suppliers, employees and consultants, and through other security measures. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful.

Research and Development

        During the years ended December 31, 1998, 1999, and 2000, our gross research and product development expenditures, including costs of revenues, of prototype batteries and components of the Electric Fuel System, were $10.2 million, $7.8 million and $9.7 million, respectively. During these periods, the Office of the Chief Scientist of the Israel Ministry of Industry and Trade (the "Chief Scientist") participated in our research and development efforts, thereby reducing our gross research and product development expenditures in the amounts of $447,000, $926,000 and $763,000 for the years 1998, 1999 and 2000, respectively. During 1998 the Israel-U.S. Binational Industrial Research and Development Foundation (BIRD) also began participating in our research and development efforts by sponsoring a joint project to develop a hybrid propulsion system for transit buses with General Electric Corporate Research and Development. We received grants from BIRD totaling $43,000, $277,000 and $195,000 during the years ended December 31, 1998, 1999 and 2000, respectively.

        Under the terms of the grants from the Chief Scientist and current Chief Scientist regulations, we are obligated to pay royalties at the rate of 3% of the sales of products developed from projects funded by the Chief Scientist for the first three years of sales, increasing thereafter, up to 3.5%. We currently pay royalties at the rate of 3% of Electric Vehicle and cellphone battery revenues. The obligation to make such royalty payments ends when 100% of the amount granted (in New Israeli Shekels (NIS) linked to the U.S. dollar, plus interest (with respect to grants after January 1, 1999 at the LIBOR rate)) is repaid. The Government of Israel does not acquire proprietary rights in the technology developed using its funding, but certain restrictions with respect to the technology apply, including the obligation to obtain the Israeli Government's consent to manufacture the product based on such technology outside of Israel or to transfer the technology to a third party, which consent may be conditioned upon an increase in royalty rates or in the amount to be repaid. Current regulations require that, in the case of the approved transfer of manufacturing rights out of Israel, the maximum amount to be repaid through royalty payments will be increased to between 120% and 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel, and that an increased royalty rate will be applied.


        Under the terms of the grants from BIRD, we are obligated to pay royalties at the rate of 2 1/2% of the first year's gross sales and, in succeeding years, at the rate of 5% of gross sales until 100% of the grant has been repaid, at which point the repayment rate decreases to 2 1/2 % of gross sales. The total amount to be repaid reaches a maximum of 150% of the grant if it takes five years or longer for the grant to be repaid. Should we sell any portion of the technology developed outright to a third party, one-half of all proceeds of the sale are applied as received on account of royalties. The repayment obligation is in U.S. dollars linked in value to the U.S. Consumer Price Index.

Employees

        As of March 13, 2001, we had 164 full-time employees in our Israeli subsidiary. Of these employees, 5 hold doctoral degrees and 40 hold other advanced degrees. Of the total, 30 employees were engaged in product research and development, 114 were engaged in production and operations, and the remainder in general and administrative functions. We also had one employee at our Auburn, Alabama research facility, one employee at our Georgia research facility and four employees in our New York office. Our success will depend in large part on our ability to attract and retain skilled and experienced employees.

        We and the employees are not parties to any collective bargaining agreements. However, as substantially all of our employees are located in Israel and employed by EFL, certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Manufacturers' Association of Israel) are applicable to EFL's employees by order (the "Extension Order") of the Israeli Ministry of Labor and Welfare. These provisions principally concern the length of the work day and the work week, minimum wages for workers, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment, including certain automatic salary adjustments based on changes in the Israeli CPI.

        Israeli law generally requires severance pay upon the retirement or death of an employee or termination of employment without due cause; additionally, some of our senior employees have special severance arrangements, certain of which are described under "Item 11. Executive Compensation - Employee Contracts," below. EFL currently funds its ongoing severance obligations by making monthly payments to approved severance funds or insurance policies. In addition, Israeli employees and employers are required to pay specified sums to the National Insurance Institute, which is similar to the United States Social Security Administration. Since January 1, 1995, such amounts also include payments for national health insurance. The payments to the National Insurance Institute are approximately 14.6% of wages (up to a specified amount), of which the employee contributes approximately 66% and the employer contributes approximately 34%. The majority of the permanent employees of EFL are covered by "managers' insurance," which provides life and pension insurance coverage with customary benefits to employees, including retirement and severance benefits. We contribute 14.33% to 15.83% (depending on the employee) of base wages to such plans and the permanent employees contribute 5% of their base wages.

        In 1993, an Israeli court held that companies that are subject to the Extension Order are required to make pension contributions exclusively through contributions to Mivtachim Social Institute of Employees Ltd., a pension fund managed by the Histadrut. We subsequently reached an agreement with Mivtachim with respect to providing coverage to certain production employees and bringing ourselves into conformity with the court decision. The agreement does not materially increase our pension costs or otherwise materially adversely affect its operations. Mivtachim has agreed not to assert any claim against EFL with respect to any past practices of EFL relating to this matter. Although the arrangement does not bind employees with respect to instituting claims relating to any nonconformity by EFL, we believe that the likelihood of the assertion of claims by employees is low and that any potential claims by employees against EFL, if successful, would not result in any material liability to us.

ITEM 2.   PROPERTIES

        Our corporate headquarters, constituting approximately 3,200 square feet, are located in New York City and leased for a term of five years expiring in November 2005. The Auburn, Alabama research facility, constituting approximately 2,000 square feet, is leased on a monthly basis. Our administrative facilities and research, development and production facilities for the manufacture and assembly of our batteries and chargers, related Electric Fuel System components, and Survivor Locator Lights, constituting approximately 34,000 square feet, are located in Beit Shemesh, Israel, located between Jerusalem and Tel-Aviv (within Israel's pre-1967 borders). The lease for these facilities in Israel expires on December 31, 2007; we have the ability to terminate the lease every two years upon three months' written notice. Moreover, we may terminate the lease at any time upon twelve months written notice. In addition, we lease additional space in Beit Shemesh of approximately an additional 34,000 square feet. As more fully described below, we intend to transfer the production facilities currently located in Beit Shemesh to a new facility in Jerusalem once the facilities are constructed.

        We have been looking for additional land to construct larger premises near our Jerusalem facilities. In January 1999, we received a letter from the Israel Ministry of Industry and Trade authorizing the allocation to us of approximately 5.9 dunam (approximately 1.5 acres) with rights to construct facilities of up to approximately 95,000 square feet in Jerusalem. We have paid the Jerusalem Land Development Authority approximately $157,000 in development fees related to this site to complete our obligations in this regard. We have yet to enter into a formal lease agreement for the site with the Israel Land Authority. When such a lease agreement is entered into, a capitalized lease fee will be due in the approximate amount of $1.2 million. If an agreement is not reached, the development fees will be returned to us.

ITEM 3.   LEGAL PROCEEDINGS

       As of the date of this filing, there were no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we were a party, other than as follows:

       On August 1, 2000 we sued ElectroFuel, Inc., a Canadian corporation, in United States District Court for the Southern District of New York, alleging that its use of the "ElectroFuel" trademark and tradename in the United States in connection with its lithium polymer batteries constitutes an infringement of our trademark rights to the "Electric Fuel" mark, as registered with the United States Patent and Trademark Office. We are seeking an injunction against ElectroFuel's use of the "ElectroFuel" mark and name in the United States in connection with its battery business, and damages. On September 26, 2000, ElectroFuel filed an answer and counterclaims challenging our use of the "Electric Fuel" trademark and tradename. ElectroFuel's counterclaim also seeks an injunction against our use of the "Electric Fuel" mark and name, a cancellation of our trademark registration, and damages. This action is currently in discovery.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       We held our 2000 Annual Meeting of Stockholders on December 4, 2000. At that meeting, the stockholders voted on the following matters with the following results:

  1. Fixing the number of Class III Directors at two:

                                    Votes For     Votes Against     Abstentions     Shares Not Voting
                                    ---------     -------------     -----------     -----------------
                                   13,732,267         144,438          50,298               0

  2. Election of Class III Directors:

                                    Votes For     Votes Against     Abstentions     Shares Not Voting
                                    ---------     -------------     -----------     -----------------
       Robert S. Ehrlich.......    13,333,089         593,914            0                  0
       Jeff Kahn...............    13,333,089         593,914            0                  0

       (Directors whose terms of office continued after the meeting were Yehuda Harats, Dr. Jay M. Eastman, Jack E. Rosenfeld, Lawrence M. Miller and Leon S. Gross)

  3. Amending the Amended and Restated Certificate of Incorporation to increase the authorized common stock from 28,000,000 shares to 100,000,000 shares:

                                    Votes For     Votes Against     Abstentions     Shares Not Voting
                                    ---------     -------------     -----------     -----------------
                                   12,663,923       1,203,063          60,015               0

  4. Amending the Non-Employee Director Stock Option Plan:

                                    Votes For     Votes Against     Abstentions     Shares Not Voting
                                    ---------     -------------     -----------     -----------------
                                   12,704,024       1,124,903          98,076               0

  5. Amending the Amended and Restated 1993 Stock Option and Restricted Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder from 2,700,000 to 4,200,000:

                                    Votes For     Votes Against     Abstentions     Shares Not Voting
                                    ---------     -------------     -----------     -----------------
                                    3,792,570       1,279,011          89,774           8,763,648

                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     Since February 1994, our common stock has been traded under the symbol EFCX on the Nasdaq National Market. The following table sets forth, for the periods indicated, the range of high and low closing prices of our common stock on the Nasdaq National Market System:

                                                    High        Low
                                                    ----        ---
          Year Ended December 31, 2000
             Fourth Quarter...................    $ 11.1875   $  3.7500
             Third Quarter....................    $ 15.0000   $  6.8750
             Second Quarter...................    $ 16.1250   $  4.5000
             First Quarter....................    $ 23.8750   $  3.0625
          Year Ended December 31, 1999
             Fourth Quarter...................    $  4.2500   $  1.6250
             Third Quarter....................    $  2.0625   $  1.1875
             Second Quarter...................    $  3.3750   $  1.2500
             First Quarter....................    $  4.7500   $  2.6250

     As of February 28, 2001 we had approximately 238 holders of record of our common stock.

Dividends

     We have never paid any cash dividends on our common stock. The Board of Directors presently intends to retain all earnings for use in our business. Any future determination as to payment of dividends will depend upon our financial condition and results of operations and such other factors as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

     On January 5, 2000, we entered into a Common Stock Purchase Agreement with a group of private investors. Pursuant to this agreement, on January 10, 2000 we issued 385,000 shares of common stock to the investors at a price of $2.50 per share, for a total purchase price of $962,500. All the shares of common stock issued in this private placement were subsequently registered for resale pursuant to a registration statement on Form S-3 that was declared effective on February 10, 2000.

     On May 17, 2000, we entered into a purchase agreement with Koor Industries Ltd. pursuant to which we issued 1,000,000 shares of common stock to Koor at $10.00 per share. All the shares of common stock issued to Koor in May 2000 were subsequently registered for resale pursuant to a registration statement on Form S-3 that was declared effective on June 27, 2000.

     All of the above shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial information set forth below with respect to the statements of loss for each of the two fiscal years in the period ended December 31, 2000, and with respect to the balance sheets at the end of each such fiscal year has been derived from our consolidated financial statements audited by Kost Forer & Gabbay, independent certified public accountants in Israel and a member firm of Ernst & Young International.

     The selected financial information set forth below with respect to the statements of loss for each of the three fiscal years in the period ended December 31, 1998 and with respect to the balance sheet at the end of such fiscal year has been derived from our financial statements audited by Kesselman & Kesselman, independent certified public accountants in Israel and a member firm of PriceWaterhouseCoopers International Limited.

     The financial information set forth below is qualified by and should be read in conjunction with the Consolidated Financial Statements contained in Item 8 of this Report and the notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

                                                            Year Ended December 31,
                                           ------------------------------------------------------------
                                             1996         1997         1998        1999         2000
                                             ----         ----         ----        ----         ----
                                                   (dollars in thousands, except per share data)
Statement of Operations Data:
Revenues...............................    $  5,405     $  4,526     $  4,013     $  2,694     $  4,054
                                           --------     --------     --------     --------     --------
Research and development expenses and
  costs of revenues....................      11,562        9,953        9,680        6,631        8,777
Selling, general and administrative
  expenses.............................       4,693        4,333        3,561        3,163        7,802
                                           --------     --------     --------     --------     --------
Operating (loss).......................    $(10,850)    $ (9,760)    $ (9,228)    $ (7,100)    $(12,525)
Financial income, net..................         794          775          652          190          544
                                           --------     --------     --------     --------     --------
Loss before taxes on income............    $(10,056)    $ (8,985)    $ (8,576)    $ (6,910)    $(11,981)
Taxes on income........................         (38)         144          (43)           6            0
                                           --------     --------     --------     --------     --------
Net loss...............................    $(10,018)    $ (9,129)    $ (8,533)    $ (6,916)    $(11,981)
                                           ========     ========     ========     ========     ========
Net loss per share.....................    $  (0.91)    $  (0.73)    $  (0.61)    $  (0.48)    $  (0.62)
                                           ========     ========     ========     ========     ========
Weighted average number of common
  shares used in computing basic and
  diluted net loss per share (in
  thousands)...........................      10,962       12,502       14,013       14,334       19,243

                                                               As At December 31,
                                           ------------------------------------------------------------
                                             1996         1997         1998        1999         2000
                                             ----         ----         ----        ----         ----
Balance Sheet Data:
Cash, cash equivalents and investments
  in marketable debt securities........    $ 23,959     $ 16,717     $  8,943     $  2,556     $ 11,596
Receivables and other assets...........       3,922        3,985        3,021        3,307        9,614
Property and equipment, net of
  depreciation.........................       7,304        4,754        3,435        4,166        6,446
                                           --------     --------     --------     --------     --------
Total Assets...........................    $ 35,185     $ 25,456     $ 15,399     $ 10,029     $ 27,656
                                           ========     ========     ========     ========     ========
Liabilities............................    $  7,315     $  6,697     $  4,818     $  5,787     $  7,578
Stockholders' equity...................      27,870       18,759       10,581        4,242       20,078
                                           --------     --------     --------     --------     --------
Total liabilities and stockholders
  equity...............................    $ 35,185     $ 25,456     $ 15,399     $ 10,029     $ 27,656
                                           ========     ========     ========     ========     ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve inherent risks and uncertainties. When used in this discussion, the words "believes," "anticipated," "expects" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those set forth elsewhere in this report. Please see "Important Factors Regarding Forward-Looking Statements," filed as Exhibit 99 to this report and incorporated herein by reference.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements contained in Item 8 of this report, and the notes thereto. We have rounded amounts reported here to the nearest thousand, unless such amounts are more than 1.0 million, in which event we have rounded such amounts to the nearest hundred thousand.

General

     During 2000, we accelerated our efforts to develop and commercialize our Instant Power Zinc-Air long-lasting, disposable batteries and chargers for cellular phones. These devices use the proprietary high-rate primary zinc-air technology that we developed in the last two years for portable electronic devices. We also focused during the past year on expanding the distribution channels for our products, in order to make the transition from a research and development company to a global consumer goods company. Most notable among our new distributors was Wal-Mart, with over 1,000 outlets throughout the United States, which began marketing our batteries under its EverActive brand name in December 2000.

     We have signed several distribution agreements with after-market distributors of cellular accessories (such as Carphone Warehouse, Circuit City, CompUSA and The LINK Store), and we have received initial orders from these distributors. Our line of existing products now includes batteries for Nokia 5100/6100/7100 phones, Motorola MicroTAC phones, the Ericsson 600/800/1000 line, the Samsung SCH-3500 phone, and an auxiliary battery for the Motorola StarTAC, and chargers with SmartCords for various series and models of Nokia, Motorola, Ericsson, Panasonic, Siemens, Samsung, Audiovox, Mitsubishi, Sagem and Philips cellphones, models of Palm, Handspring, HP and Compaq PDAs and Novatel modems.

     While we have successfully marketed our products to retailers such as Wal-Mart, certain of our customers have indicated to us in response to slower than anticipated initial sales results that we would benefit from educating consumers as to the advantages of disposable batteries and chargers for cellphones and PDAs. We have begun addressing this need, both on our own and in cooperative programs with certain of our retailers, through an advertising and public relations campaign in national newspapers, in-flight and consumer magazines and at major airports, as well as through in-store point-of-sale efforts.

     Our Zinc-Air cells are produced using a custom-designed, high-capacity automatic line designed, engineered and built by our personnel and the U.S. equipment supplier. An automated production line with a monthly capacity in the hundreds of thousands of units began production in the third quarter of 2000.

     During 2000, we continued to invest in strengthening our intellectual property position. We have 32 unexpired U.S. patents and 15 corresponding European patents issued covering general aspects and various applications of our zinc-air technology. We also have more than 50 new applications filed, focusing specifically on Instant Power batteries and chargers for consumer electronic devices and cellphones.

     We continue to develop other applications for our disposable Instant Power batteries, including devices for the telecommunications, hand-held computer and defense markets.

     Our Electric Vehicle Division is continuing its American all-electric transit bus development project in Nevada, subcontracted by the Federal Transit Administration (FTA) and supported by the Israel-US Binational Industrial Research and Development (BIRD) Foundation. On July 12, 2000, we announced that we had successfully completed the first actual driving tests of our all-battery electric bus. This event successfully completed phase I of the FTA program. Phase II of the program, which focuses on conducting evaluation of the system and vehicle performance, including track testing and limited on-road demonstrations, enhancing the all-electric propulsion system developed in Phase I, including incorporating ultracapacitors and associated interface controls, and testing and evaluating the zinc-air battery system, received approval in the fourth quarter of 2000.

     In January 2000, we agreed to participate in a new cooperative, all-electric hybrid vehicle development and demonstration program in Germany. In January 2001, we received a DM 1 million ($469,000) order for zinc-air fuel-cells and zinc anodes to be delivered over the course of 2001.

     Our Safety Products Division is continuing with the introduction of the new emergency lights for the marine life jackets market, and sales are steadily increasing.

     We have experienced significant fluctuations in the sources and amounts of our revenues and expenses, and we believe that the following comparisons of results of operations for the periods presented do not necessarily provide a meaningful indication of our development. During these periods, we have received periodic lump-sum payments relating to licensing and other revenues from our strategic partners, which have been based on the achievement of certain milestones, rather than ratably over time. Our expenses have been based upon meeting the contractual requirements under our agreements with various strategic partners and, therefore, have also varied according to the timing of activities, such as the need to provide prototype products and to establish and engineer refueling and regeneration facilities. Our research and development expenses have been offset, to a limited extent, by the periodic receipt of research grants from Israel's Office of the Chief Scientist. We expect that, because of these and other factors, including general economic conditions and delays due to legislation and regulatory and other processes and the development of competing technologies, future results of operations may not necessarily be meaningfully compared with those of current and prior periods. Thus, we believe that period-to-period comparisons of its past results of operations should not necessarily be relied upon as indications of future performance.

     We incurred significant operating losses for the years ended December 31, 2000, 1999 and 1998. While we expect to continue to derive revenues from the sale of batteries and chargers for portable electronic devices, components of the Electric Fuel Electric Vehicle System, including refueling and Electric Fuel services and defense and safety products that we manufacture, as well as from licensing rights to our technology to third parties, there can be no assurance that we will ever derive such revenues or achieve profitability.

Functional Currency

     We consider the United States dollar to be the currency of the primary economic environment in which we and EFL operate and, therefore, both we and EFL have adopted and are using the United States dollar as our functional currency. Further, we believe that the operations of EFL's subsidiaries are an integral part of the Israeli operations. Transactions and balances originally denominated in U.S. dollars are presented at the original amounts. Gains and losses arising from non-dollar transactions and balances are included in net income.

Results of Operations

  Fiscal Year 2000 compared to Fiscal Year 1999

     Revenues. Revenues for the year ended December 31, 2000 totaled $4.1 million, compared to $2.7 million for 1999, an increase of $1.4 million, or 52%. This increase was the result of an increase in revenues from the Instant Power Division that resulted from increased marketing of our Instant Power batteries for cellular phones, an increase that was only partly offset by the completion of phase I of the FTA program and the concomitant drop-off in revenues in the Electric Vehicle division attributable to that program.

     During 2000, we recognized revenues from the sale of lifejacket lights and sale of consumer batteries. We also recognized revenues from subcontracting fees received in connection with the United States Department of Transportation (DOT) program which began in 1998 and, after we completed Phase I in July of 2000, was extended in the fourth quarter of 2000. We participate in this program as a member of a consortium seeking to demonstrate the ability of the Electric Fuel battery system to power a full-size, all-electric transit bus. The total program cost of Phase II is approximately $2.7 million, 50% of which will be covered by the DOT subcontracting fees. Subcontracting fees cover less than all of the expenses and expenditures associated with our participation in the program. In 1999, we derived revenues principally from the sale of lifejacket lights and consumer batteries. Additionally, we also recognized revenues from activities related to the DOT program.

     In 2000, revenues were $2.6 million for the Instant Power Division (compared to $0.3 million in 1999, an increase of $2.3 million, or 905%), $0.3 million for the Electric Vehicle division (compared to $1.2 million in 1999, a decrease of $0.9 million, or 75%), and $1.2 million for the Defense and Safety division (compared to $1.0 million in 1999, an increase of $0.2 million, or 19%).

     Research and development expenses and cost of revenues. Research and development expenses and cost of revenues totaled $8.8 million during 2000, compared with $6.6 million during 1999 an increase of $2.2 million, or 33%. This increase was primarily the result of an increase in operations and engineering costs related to new product development and the ramping up of our automated production line. In 1999, we believed that, given our stage of development, it was not yet meaningful to distinguish between research and development expenses and cost of revenues. We did distinguish between research and development expenses and cost of revenues in 2000. In addition to the increase in the overall research and development expenses in 2000, the internal division of expenses also changed between 1999 and 2000. This was principally attributable to a reduction of expenses related to Electric Vehicle battery development. This overall reduction was partially offset by significant increases in the costs associated with consumer product development and the production of increased quantities of lifejacket lights in the Defense and Safety Division.

     Research and development expenses were reduced by $1.0 million during 2000 as a result of recognition of grants from the Office of the Chief Scientist of the Ministry of Industry and Trade and the BIRD Foundation. Our 2000 research and development grant applications have been approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade. As a result, royalty-bearing grants of $763,000 from the Chief Scientist were recognized during 2000 (compared to $926,000 in 1999, a decrease of $233,000, or 18%) to offset research and development expenses. In addition, $195,000 of royalty bearing grants from the BIRD Foundation were recognized during 2000 (compared to $277,000 in 1999, a decrease of $82,000, or 30%). Research and development expenses and cost of operations related to Instant Power and Defense and Safety applications are expected to continue to increase for 2001, as we intensify our efforts in these new areas.

     Direct expenses for our three divisions for the fiscal year ended 2000 were $10.2 million for the Instant Power Division ($3.0 million in 1999, an increase of $7.2 million, or 240%), $0.5 million for the Electric Vehicle division ($2.7 million in 1999, a decrease of $2.2 million, or 81%), and $1.1 million for the Defense and Safety division ($1.2 million in 1999, a decrease of $0.1 million, or 8%). The shift in expenses from the Electric Vehicle division to the Instant Power Division was the result of the completion of phase I of the FTA program and the increased marketing of our Instant Power batteries for cellular phones, as discussed above.

     Net costs of fixed assets (net of accumulated depreciation) at December 31, 2000 in the Instant Power, Electric Vehicle and Defense and Safety divisions were $4.5 million, $0.9 million and $0.4 million, respectively.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2000 were $7.8 million, compared to $3.2 million in 1999, an increase of $4.6 million, or 144%. This increase was primarily attributable to increased sales and marketing expenses in the Instant Power Division during 2000. We expect additional increases in selling, general and administrative expenses during 2001, particularly relating to marketing expenses in consumer battery applications, as we continue to expand the applications for our technology.

     Financial income. Financial income, net of interest expense, exchange differentials, bank charges, and other fees, totaled approximately $544,000 in 2000, compared to $190,000 in 1999, an increase of $354,000, or 186%, due primarily to higher balances of invested funds as a result of the deposit of the proceeds of private placements of our securities conducted in 2000.

     Income taxes. We and our Israeli subsidiary EFL incurred net operating losses or had earnings arising from tax-exempt income during the years ended December 31, 2000 and 1999 and, accordingly, we were not required to make any provision for income taxes. Taxes in these entities incurred in 2000 and 1999 are primarily composed of United States federal alternative minimum taxes.

     Net losses. Due to the factors cited above, we reported a net loss of $12.0 million in 2000, compared with a net loss of $6.9 million in 1999, an increase of $5.1 million, or 74%.

  Fiscal Year 1999 compared to Fiscal Year 1998

     Revenues. Revenues for the year ended December 31, 1999 totaled $2.7 million, compared with $4.0 million for 1998. During 1999, we recognized revenues from the sale of lifejacket lights and sale of consumer batteries. We also recognized revenues from activities related to the DOT program, which began in 1998. Additionally, we recognized revenue during 1999 in connection with various defense research and development contracts.

     Revenues for 1998 were principally derived from recognizing the previously deferred advances from the Deutsche Post as well as from activities relating to the Deutsche Post Field Test extension (reflecting payment by the Deutsche Post of expenses we incurred). Additionally, we recognized revenues from the sale of additional batteries to the Deutsche Post as well as sales of Electric Fuel Vehicle batteries to Edison. We also recognized revenues from the sale of lifejacket lights. We began recognizing revenues from the activities related to the DOT program in the second half of 1998.

     In 1999, revenues were $255,000 for the Instant Power division (there were no revenues for this division in 1998), $1,229,000 for the Electric Vehicle division (compared to $2,792,000 for 1998, a decrease of $1,563,000, or 56%), and $979,000 for the Defense and Safety division (compared to $1,181,000 in 1998, a decrease of $202,000, or 17%).

     Research and development expenses and cost of revenues. Research and development expenses and cost of revenues totaled $7.8 million during 1999, compared with $10.2 million during 1998, a decrease of $2.4 million, or 24%. We believes that, given our stage of development, it is not yet meaningful to distinguish between research and development expenses and cost of revenues. In addition to the reduction in the overall expenses in 1999, the internal division of expenses also changed between 1998 and 1999. This was principally attributable to a reduction of expenses related to Electric Vehicle battery development. This overall reduction was partially offset by significant increases in the costs associated with consumer battery development and the production of increased quantities of lifejacket lights in the Defense and Safety Division.

     Research and development expenses were reduced by $1.2 million during 1999 as a result of recognition of grants from the Office of the Chief Scientist of the Ministry of Industry and Trade and the BIRD Foundation. Our 1999 research and development grant applications were approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade. As a result, we recognized royalty-bearing grants of $926,000 from the Chief Scientist during 1999 (compared to $447,000 in 1998, an increase of $479,000, or 107%) to offset research and development expenses. In addition, we recognized $277,000 of royalty bearing grants from the BIRD Foundation during 1999 (compared to $43,000 in 1998, an increase of $234,000, or 544%).

     Direct expenses for our three divisions for the fiscal year ended 1999 were $3.0 million for the Instant Power Division ($3.0 million in 1998, no change) $2.7 million for the Electric Vehicle division ($4.8 million in 1998, a decrease of $2.1 million, or 44%), and $1.2 million for the Defense and Safety division ($1.2 million in 1998, unchanged).

     Net costs of fixed assets (net of accumulated depreciation) at December 31, 1999 in the Instant Power, Electric Vehicle and Defense and Safety divisions were $1,517,000, $1,130,000 and $360,000, respectively.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 1999 were $3.2 million, compared with $3.6 million in 1998, a decrease of $400,000, or 11%. This decrease was primarily attributable to reduced salaries, professional fees and Electric Vehicle marketing expenses during 1999.

     Financial income. Financial income, net of interest expense, exchange differentials, bank charges, and other fees, totaled approximately $190,000 in 1999, compared to $652,000 in 1998, a decrease of $462,000, or 71%.

     Income taxes. We and our Israeli subsidiary EFL incurred net operating losses or had earnings arising from tax-exempt income during the years ended December 31, 1999 and 1998 and, accordingly, no provision for income taxes was required. Taxes in these entities incurred in 1999 and 1998 are primarily composed of United States federal alternative minimum taxes.

     Net losses. Due to the factors cited above, we reported a net loss of $6.9 million in 1999, compared with a net loss of $8.5 million in 1998, a decrease of $1.6 million, or 19%.

Liquidity and Capital Resources

     As of December 31, 2000, we had cash and cash equivalents of approximately $11.6 million, compared with $2.6 million as of December 31, 1999, an increase of $9.0 million, or 346%. The increase in cash was primarily the result of the private placements of our securities described below.

     We used available funds in 2000 primarily for continued research and development expenditures, and other working capital needs. We increased our investment in fixed assets by $2.9 million during the year ended December 31, 2000, primarily in the Instant Power Division. Our fixed assets amounted to $6.5 million as at year end.

     Our Israeli subsidiary EFL presently has a line of credit with the First International Bank of Israel Ltd. (FIBI) of up to $750,000, guaranteed by our receivables (up to 75% of the receivables total amount as determined from time to time). This credit facility imposes financial and other covenants on EFC and EFL. As of December 31, 2000, the bank had issued letters of credit and bank guarantees totaling approximately $658,000.

     In December 1999 and January 2000, we issued shares of our common stock and warrants to purchase our common stock in two private placements. The aggregate proceeds from these placements, including proceeds upon exercise of the warrants, were approximately $6.3 million.

     During 2000, certain of our employees exercised options under our registered employee stock option plan. The proceeds to us from the exercised options are approximately $2.9 million.

     On March 15, 2000, we entered into a share and assets purchase agreement to acquire Tadiran Batteries from Koor Industries Ltd. for $40.0 million in our common stock, based on the closing price of $17.125 per share of our common stock on March 8, 2000, the date on which we and Koor reached agreement in principle. Concurrently, we entered into a stock purchase agreement with Koor pursuant to which Koor was to acquire 613,139 shares of our common stock, at $17.125 per share, for a total cash investment of $10.5 million. These agreements were cancelled in connection with the transactions described in the next paragraph.

     On May 17, 2000, we entered into a purchase agreement with Koor Industries Ltd. pursuant to which Koor agreed to purchase one million shares of our common stock at $10.00 per share, for a total cash investment of $10 million. We and Koor also entered into a registration rights agreement pursuant to which we agreed to register the shares issued to Koor, and Koor agreed to certain limitations on the resale of the shares in the six months following the investment. The purchase agreement with Koor provided that we would issue additional shares to Koor based on the extent to which the average closing price of our common stock on the Nasdaq for the thirty trading days immediately preceding the six-month anniversary of the closing date was below $10.00 per share. Pursuant to the terms of this provision, we issued an additional 92,952 shares of common stock to Koor. As part of the transactions contemplated by this purchase agreement, we and Koor agreed, pursuant to a termination and release agreement, that the agreements described in the previous paragraph would be cancelled and that we would not proceed with the previously announced investment by Koor or the acquisition by us of Koor's subsidiary Tadiran Batteries Ltd.

     On November 17, 2000 we issued and sold to Capital Ventures International, for an aggregate purchase price of $8.4 million: (i) 1,000,000 shares of our common stock; (ii) a Series A Warrant to purchase 666,667 shares of our common stock at any time prior to November 17, 2005 at a price of $12.56 per share; and
(iii) a Series B Warrant to purchase 333,333 shares of our common stock at any time prior to August 17, 2001 at a price of $11.31 per share. In connection with this transaction, we also issued two warrants, one a warrant to purchase up to 100,000 shares of our common stock at $9.63 per share and one a warrant to purchase up to 50,000 shares of our common stock at $12.56 per share, to Josephthal & Co., Inc, who acted as our placement agent in connection with this transaction.

     We have no long term debt outstanding, and we are using our cash reserves and revenues from operations primarily to continue development of batteries and chargers for consumer electronic devices, as well as to participate in the FTA Electric Vehicle program. Furthermore, in the third quarter of 2000, we established a commercial production line and we are preparing for market penetration of our new Instant Power zinc-air batteries and chargers for several models of cellular telephones and PDAs.

     Approximately 25.8% of the stock of our Israeli-based subsidiary EFL is now owned (directly, indirectly or by application of certain attribution rules) by two United States citizens. If at any time in the future, 50% or more of the shares of EFL are held or deemed to be held by five or fewer individuals (including, if applicable, those individuals who currently own an aggregate of 25.8% of our stock) who are United States citizens or residents, EFL would satisfy the foreign personal holding company stock ownership test under the Internal Revenue Code and we could be subject to additional U.S. taxes on any undistributed foreign personal holding company income of EFL. For 2000,

EFL had no income which would qualify as undistributed foreign personal holding company income. However, no assurance can be given that in the future EFL will not have income that qualifies as undistributed foreign personal holding company income.

     We believe that our present cash position and cash flows from operations will be sufficient to satisfy our estimated cash requirements through the next year. We are seeking additional funding, including through the issuance of equity or debt securities. However, there can be no assurance that we will obtain any such additional funding. If additional funding is not secured, we intend to further modify, reduce, defer or eliminate certain of our anticipated future commitments and/or programs, in order to continue future operations.

Impact of Inflation and Currency Fluctuations

     Historically, the majority of our revenues have been in U.S. dollars. The United States dollar cost of our operations in Israel, with regard to expenses incurred in NIS, is influenced by the extent to which an increase in the rate of inflation in Israel is not offset by the devaluation of the NIS in relation to the dollar. In the past two years, inflation in Israel has been more than fully compensated by the devaluation of the NIS and, accordingly, the dollar cost of our NIS expenses has decreased. Even if the recent trend is reversed (as was the case in previous years), we do not believe that continuing inflation in Israel or delays in the devaluation of the NIS are likely to have a material adverse effect on us, except to the extent that such circumstances have an impact on Israel's economy as a whole. In the years ended December 31, 2000, 1999 and 1998, the annual rates of inflation in Israel were 0.0%, 1.3% and 8.6%, respectively, compared to the devaluation of the NIS against the dollar during such periods of (2.7)%, 0.0% and 17.6%, respectively.

Effective Corporate Tax Rate

     Our production facilities in Israel have been granted "Approved Enterprise" status under the Israel Law for Encouragement of Capital Investments, 5719-1959, and consequently are eligible for certain tax benefits for seven to ten years after they first generate taxable income (provided the maximum period as prescribed by law has not elapsed). We have elected to receive a grant of funds together with a reduced tax rate for the aforementioned period.

     EFL's effective corporate tax rate may be affected by the classification of certain items of income as being "approved income" for purposes of the Approved Enterprise law, and hence subject to a lower tax rate (25% to 10%, depending on the extent of foreign ownership of EFL - presently 15%) than is imposed on other forms of income under Israeli law (presently 36%). The effective tax upon income we distribute to our stockholders would be increased as a result of the withholding tax imposed upon dividends distributed by EFL to EFC, resulting in an overall effective corporate tax rate of approximately 28% for income arising from EFL's Approved Enterprises and 44% regarding other income.

     EFC and EFL have incurred net operating losses or had earnings arising from tax-exempt income during the years ended December 31, 2000, 1999 and 1998 and accordingly no provision for income taxes was required. Taxes in these entities paid in 2000, 1999 and 1998 are primarily composed of United States federal alternative minimum taxes.

     As of December 31, 2000, we had U.S. net operating loss carry forwards of approximately $2.5 million that are available to offset future taxable income, expiring primarily in 2010, and foreign net operating loss carry forwards of approximately $65.0 million, which are available indefinitely to offset future taxable income.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to the impact of interest rate changes and foreign currency fluctuations due to our international sales, production and funding requirements.

     Our research, development and production activities are primarily carried out by our Israeli subsidiary, EFL, at its facility in Beit Shemesh, and accordingly we have sales and expenses in New Israeli Shekels. However, the majority of our sales are made outside Israel in U.S. dollars, and a substantial portion of our costs are incurred in U.S. dollars. Therefore, our functional currency is the U.S. dollar. Please see "Impact of Inflation and Currency Fluctuations," above and Note 2b to the Notes to the Consolidated Financial Statements.

     Although we have a line of credit that may be affected by interest rate changes, given our level of borrowing, we do not believe the market risk from interest rate changes is material.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS


          Consolidated Financial Statements                                       Page
          ---------------------------------                                       ----
          Report of Independent Auditors........................................  F-2
          Consolidated Balance Sheets...........................................  F-3
          Consolidated  Statements of Operations................................  F-5
          Statements of Changes in  Shareholders' Equity........................  F-6
          Consolidated  Statements of Cash Flows................................  F-8
          Notes to Consolidated Financial Statements............................  F-10

          Supplementary Financial Data
          ----------------------------
          Quarterly Financial Data (unaudited) for the two years
             ended December 31, 2000............................................  F-31


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective as of January 12, 2000, Kost Forer & Gabbay, a member of Ernst & Young International, replaced Kesselman & Kesselman as our independent accountants. This change was reported in a Current Report on Form 8-K, filed on January 18, 2000 (as amended on January 21, 2000). There have been no disagreements with accountants on any matter of accounting principles or financial disclosure required to be reported under this Item.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers, Directors and Significant Employees

    Executive Officers and Directors

     Our executive officers and directors and their ages as of December 31, 2000 are as follows:

              Name             Age                   Position
              ----             ---                   --------
Robert S. Ehrlich............  62    Chairman of the Board of Directors and
                                     Chief  Financial Officer
Yehuda Harats................  50    President, Chief Executive Officer and
                                     Director
Joshua Degani................  53    Executive Vice President of Technical
                                     Operations and Chief Operating Officer
Avihai Shen..................  33    Vice President - Finance
Dr. Jay M. Eastman...........  54    Director
Jack E. Rosenfeld............  61    Director
Lawrence M. Miller...........  54    Director
Leon S. Gross................  94    Director
Jeff Kahn....................  42    Director

     Our by-laws provide for a board of directors of one or more directors. There are currently seven directors. Under the terms of our certificate of incorporation, the board of directors is composed of three classes of similar size, each elected in a different year, so that only one-third of the board of directors is elected in any single year. Mr. Harats, Dr. Eastman and Mr. Gross are designated Class I directors and have been elected for a term expiring in 2001 and until their successors are elected and qualified; Messrs. Rosenfeld and Miller are designated Class II directors elected for a term expiring in 2002 and until their successors are elected and qualified; and Messrs. Ehrlich and Kahn are designated Class III directors elected for a term which expires in 2003 and until their successors are elected and qualified.

     Robert S. Ehrlich has been our Chairman of the Board since January 1993 and our Chief Financial Officer since May 1991. From May 1991 until January 1993, Mr. Ehrlich was our Vice Chairman of the Board. Mr. Ehrlich has been a director of Eldat, Ltd., an Israeli manufacturer of electronic shelf labels, since June 1999. Since 1987, Mr. Ehrlich has served as a director of PSC Inc. ("PSCX"), a manufacturer and marketer of laser diode bar code scanners, and, since April 1997, Mr. Ehrlich has been the chairman of the board of PSCX. Mr. Ehrlich received a B.S. and J.D. from Columbia University in New York, New York.

     Yehuda Harats has been our President, Chief Executive Officer and a director since May 1991. Previously, from 1980 to May 1991, he was the Executive Vice President, Director of the Process Division and head of the Heat Collection Element Division at Luz Industries Israel Limited. In 1989, he was part of the team awarded the Rothschild Award for Industry, granted by the President of the State of Israel, for his work at Luz. Mr. Harats received a B.Sc. in Mechanical Engineering from the Israel Institute of Technology (the Technion) in Haifa, Israel.

     Dr. Joshua Degani has been our Chief Operating Officer since January 1998, and has been Executive Vice President for Technical Operations since he joined us in June 1997. From December 1991 through May 1997, Dr. Degani was Vice President for Research Development and Engineering in Laser Industries Ltd., a world leader in the development and productions of systems and applications of surgical lasers. From November 1989 until August 1991, he was Program Manager of Large Scale Battery Storage, and Vice President of Engineering at Luz. From February 1983 through October 1989, Dr. Degani was Director of Research and Development and later Plant Manager for Semiconductor Devices, a company which develops and manufactures advanced Infrared Detectors for thermal vision for military applications. From January 1980 through January 1983, he was employed by Bell Telephone Laboratories in New Jersey, USA, as a post doctorate, and later as a member of the technical staff. Dr. Degani received a B.Sc., M.Sc., and Ph.D. in Physics from the Hebrew University in Jerusalem, Israel.

     Avihai Shen has been our Vice President - Finance since September 1999, and served as our corporate Secretary from September 1999 to December 2000. Mr. Shen was the CFO of Commtouch Software Ltd., an internet company based in California that develops e-mail solutions, from 1996 to early 1999, and worked previously at Ernst and Young in Israel. Mr. Shen is a certified Public Accountant and has a B.A. in Economics from Bar Ilan University in Israel.

     Dr. Jay Eastman has been one of our directors since October 1993. Since November 1991, Dr. Eastman has served as President and Chief Executive Officer of Lucid, Inc., which is developing laser technology applications for medical diagnosis and treatment. Dr. Eastman has served as a director of PSCX since April 1996 and served as Senior Vice President of Strategic Planning from December 1995 through October 1997. Dr. Eastman is also a director of Dimension Technologies, Inc., a developer and manufacturer of 3D displays for computer and video displays, and Centennial Technologies Inc., a manufacturer of PCMCIA cards. From 1981 until January 1983, Dr. Eastman was Director of the University of Rochester's Laboratory for Laser Energetics, where he was a member of the staff from September 1975 to 1981. Dr. Eastman holds a B.S. and a Ph.D. in Optics from the University of Rochester in New York.

     Jack E. Rosenfeld has been one of our directors since October 1993. Mr. Rosenfeld is also a director of Maurice Corporation and a director of PSCX. Since April 1998, Mr. Rosenfeld has been President and Chief Executive Officer of Potpourri Collection Inc., a specialty catalog direct marketer. Mr. Rosenfeld was President and Chief Executive Officer of Hanover Direct, Inc., formerly Horn & Hardart Co., which operates a direct mail marketing business, from September 1990 until December 1995, and had been President and Chief Executive Officer of its direct marketing subsidiary, since May 1988. Mr. Rosenfeld holds a B.A. from Cornell University in Ithaca, New York and an LL.B. from Harvard University in Cambridge, Massachusetts.

     Lawrence M. Miller was elected to the board of directors in November 1996. Mr. Miller has been a senior partner in the Washington D.C. law firm of Schwartz, Woods and Miller since 1990. He served from August 1993 through May 1996 as a member of the board of directors of The Phoenix Resource Companies, Inc., a publicly traded energy exploration and production company, and as a member of the Audit and Compensation Committee of that board. That company was merged into Apache Corporation in May 1996. Mr. Miller holds a B.A. from Dickinson College in Carlisle, Pennsylvania and a J.D. with honors from George Washington University in Washington, D.C. He is a member of the District of Columbia bar.

     Leon S. Gross was elected to the board in March 1997. Mr. Gross' principal occupation for the past five years has been as a private investor in various publicly-held corporations, including Electric Fuel.

     Jeff Kahn has been a director since June 2000. Mr. Kahn founded and managed Kahn Communications Group from 1987 to 1995. In 1995 that company was sold to Ruder Finn and he became Chief Strategic and Planning Officer of Ruder Finn (International). In 1997, Mr. Kahn founded and served as Chairman of Ruder Finn Israel while maintaining his responsibilities in Ruder Finn (International). Mr. Kahn also serves on the board of e-Sim (Nasdaq: ESIM) and several other privately-held companies. Mr. Kahn holds a B.A. from Brooklyn College in New York.

   Committees of the Board of Directors

     Our board of directors has an Audit Committee and a Compensation Committee consisting of Messrs. Rosenfeld and Miller and Dr. Eastman.

     Created in December 1993, the purpose of the Audit Committee is to review with management and our independent auditors the scope and results of the annual audit, the nature of any other services provided by the independent auditors, changes in the accounting principles applied to the presentation of our financial statements, and any comments by the independent auditors on our policies and procedures with respect to internal accounting, auditing and financial controls. In addition, the Audit Committee is charged with the responsibility for making recommendations to the Board on the engagement of independent auditors. All Committee members are "independent," as independence is defined in Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards. As required by law, the Audit Committee operates pursuant to a charter.

     The Compensation Committee, also created in December 1993, recommends annual compensation arrangements for the Chief Executive Officer and Chief Financial Officer and reviews annual compensation arrangements for all officers and significant employees. All Committee members are "disinterested persons" as that term is used in Rule 16b-3 under the Securities Exchange Act of 1934, as amended.

   Voting Agreements

     Messrs. Ehrlich and Harats are parties to a Voting Agreement pursuant to which each of the parties agrees to vote the shares of our common stock held by that person in favor of the election of Messrs. Ehrlich and Harats (or their designees) as directors. Messrs. Gross, Ehrlich and Harats are parties to a Voting Rights Agreement dated September 30, 1996, as amended, pursuant to which each of the parties agrees to vote the shares of our common stock held by that person in favor of the election of Messrs. Ehrlich, Harats and Miller until the earlier of December 10, 2002 or our fifth annual meeting of stockholders after December 10, 1997.

   Director Compensation

     Non-employee members of our board of directors are paid $1,000 (plus expenses) for each board of directors meeting attended and $500 (plus expenses) for each meeting of a committee of the board of directors attended. In addition, we have adopted a Non-Employee Director Stock Option Plan pursuant to which non-employee directors receive an initial grant of options to purchase 25,000 shares of our common stock upon the effective date of such plan or upon the date of his or her election as a director. Thereafter, non-employee directors will receive options to purchase 10,000 shares of our common stock for each year of service on the board. All such options are granted at fair market value and vest ratably over three years from the date of the grant.

  Significant Employees

     Our significant employees and their ages as of December 31, 2000 are as follows:

                 Name              Age                 Position
                 ----              ---                 --------
     Jonathan Whartman...........   46   Senior Vice President - Europe and Asia
     Dr. Neal Naimer.............   42   Vice President - Battery Technology
     Binyamin Koretz.............   43   Vice President - Strategic Planning
     Menashe Ben Haim............   39   Vice President of Operations
     Mitchell L. Horwitz.........   45   Vice President - Sales and Marketing, North America
     Yaakov Har-Oz...............   43   Vice President, General Counsel and Secretary
     Menachem Givon..............   53   Application Manager
     Dr. Yair Ein-Eli............   34   Head of Electrochemistry/Chemistry & Material
     Yoel Gilon..................   48   Director, Electric Vehicle Technologies
     Robert Dopp.................   54   Director of Research, New Products
     Ron Putt....................   53   Director of Technology, New Products

     Jonathan Whartman has been Senior Vice President - Europe and Asia since December 2000, and Vice President of Marketing from 1994 to December 2000. From 1991 until 1994, Mr. Whartman was our Director of Special Projects. Mr. Whartman was also Director of Marketing of Amtec from its inception in 1989 through the merger of Amtec into EFC. Before joining Amtec, Mr. Whartman was Manager of Program Management at Luz, Program Manager for desk-top publishing at ITT Qume in San Jose, California from 1986 to 1987, and Marketing Director at Kidron Digital Systems, an Israeli computer developer, from 1982 to 1986. Mr. Whartman holds a B.A. in Economics and an M.B.A. from the Hebrew University, Jerusalem, Israel.

     Dr. Neal Naimer has been Vice President of Battery Technology since June 1997. Dr. Naimer was previously Director of Electrode Engineering of our Air Electrode development program. From 1987 to 1989, he was the Manager of the Chemical Vapor Deposition (Thin Films) Group at Intel Electronics in Jerusalem, and was Project Manager of the photo voltaic IR detector development program at Tadiran Semiconductor Devices in Jerusalem from 1984 to 1987. Dr. Naimer was educated at University College of London, England, where he received his B.Sc. in Chemical Engineering and a Ph.D. in Chemical Engineering.

     Binyamin Koretz has been our Vice President of Strategic Planning since January 1998, responsible for new business development, economic modeling, intellectual property protection, and other planning activities. Mr. Koretz has also been responsible for our defense and safety applications since January 1998. Mr. Koretz was our Treasurer from 1993 until December 1994, and again from February 1999 until November 1999. Mr. Koretz previously spent six years at American Telephone and Telegraph, where he was responsible for planning and management of capital investment in that company's long-distance network. He holds a B.Sc. in Civil Engineering/Transportation Systems from the Massachusetts Institute of Technology and an M.B.A. from the University of California at Berkeley.

     Menashe Ben Haim has been Vice President of Operations since January 2000. Mr. Ben Haim has over twelve years of industrial and engineering experience. He spent seven years in the paper converting industry as General Manager and Vice President of Operations. He previously worked in the Israeli Aircraft industry in the MLM division. Mr. Ben Haim holds a Mechanical Engineering degree from Tel Aviv University and a B.A. in Business Management from Haifa University.

     Mitchell L. Horwitz has been Vice President of Sales and Marketing, North America, since January 2000. Mr. Horwitz has been involved in the wireless industry since 1986 as President and Founder of Eastern Marketing Associates Inc. ("EMA"), the exclusive sales and marketing company to Novatel/Carcom Inc. Since EMA's acquisition by Novatel Communications in 1994, Mr. Horwitz has held several senior level sales position in the wireless industry, most recently as Vice President, Worldwide Sales and Marketing, for Globewave, Inc., a manufacturer of wireless modem devices based in New Jersey. Prior to that he was Executive Vice President of Formosa Electronics, a cellphone battery manufacturer with headquarters in New York and Taiwan. Mr. Horwitz holds a B.S. from Ohio University, with a major in Business Administration and a minor in Communications.

     Yaakov Har-Oz has served as our Vice President and General Counsel since October 2000 and as our corporate Secretary since December 2000. From 1994 until October 2000, Mr. Har-Oz was a partner in the Jerusalem law firm of Ben-Ze'ev, Hacohen & Co. Prior to moving to Israel in 1993, he was an administrative law judge and in private law practice in New York. Mr. Har-Oz holds a B.A. from Brandeis University in Waltham, Massachusetts and a J.D. from Vanderbilt Law School (where he was an editor of the law review) in Nashville, Tennessee. He is a member of the New York bar and the Israel Chamber of Advocates.

     Menachem Givon has been Application Manager since January 1999. Mr. Givon earned his B.S. and M.S. in Physics at Ben-Gurion University. He has also taken considerable coursework in Electrical Engineering. From 1978 to 1990, he specialized in the development of production and quality control systems at Shoval Metal Industries in the Negev.

     Dr. Yair Ein-Eli has been the Head of Electrochemistry, Chemistry and Material Groups since joining us in September 1998. Previously, he spent more than three years at Covalent Associates Inc., where he was responsible for the Li and Li-ion battery groups. Dr. Ein-Eli also held a post-doctoral position at Covalent for a period of 18 months. Dr. Ein-Eli holds a Ph.D. degree in chemistry and electrochemistry from Bar-Ilan University in Tel Aviv.

     Yoel Gilon has been Director of Electric Vehicle Technologies at our Beit Shemesh facility since joining us in 1994. From 1991 to 1994, Mr. Gilon was Project Development Manager at Ormat Industries. Previously, Mr. Gilon was Vice President of System Engineering Development at Luz Industries. Mr. Gilon holds a B.Sc. in Mathematics and Physics and a M.Sc. in Mathematics from the Hebrew University of Jerusalem. He also holds a B.A. in Fine Arts from the Bezalel Academy in Jerusalem.

     Robert Dopp has been Director of Research, New Products at our Auburn Laboratory since joining us in December 1997. From February 1997 until November 1997, Mr. Dopp was Manager of Advanced Components Development at AER Energy Resources. From December 1979 to February 1997, he was Principal Engineer, Zinc-Air Development at Rayovac Corporation. Mr. Dopp holds a B.S. in Biology from the University of Wisconsin.

     Ron Putt has been Director of Technology, New Products at our Auburn research and development facility since April 1997. From October 1995 until April 1997, Mr. Putt worked as a consultant for Auburn University and Electro-Energy Inc. From April 1990 to October 1995, Mr. Putt was

Vice President at MATSI, Inc. Mr. Putt holds bachelor's and master's degrees in Chemical Engineering from the University of Delaware and University of California at Berkeley.

   Section 16(a) Beneficial Ownership Reporting Compliance

     Under the securities laws of the United States, our directors, certain of our officers and any persons holding more than ten percent of our common stock are required to report their ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to report any failure to file by these dates during 2000. We are not aware of any instances during 2000 where such "reporting persons" failed to file the required reports on or before the specified dates, except as follows:

     (i) Mr. Kahn was required to report his holdings of our securities in a Form 3 that should have been filed on or prior to June 19, 2000 in connection with his becoming a director on June 9, 2000. He reported his holdings in a Form 5 filed on February 14, 2001.

     (ii) Dr. Degani was required to file a Form 4 on or prior to August 10, 2000 in connection with his exercise of stock options in July 2000 that resulted in his acquisition of 51,500 shares of our common stock. He reported this transaction in a Form 5 filed on February 12, 2001.

     (iii) Mr. Ehrlich was required to file a Form 4 on or prior to May 10, 2000 in connection with the sale by trusts for the benefit of certain of his children in April 2000 of 4,000 shares of our common stock, and on or prior to July 10, 2000 in connection with the sale by trusts for the benefit of certain of his children in June 2000 of 12,000 shares of our common stock. He reported these transactions in a Form 5 filed on February 12, 2001. Additionally, in a Form 4 filed on December 5, 2000, Mr. Ehrlich erroneously reported that a gift of 9,500 shares of our common stock in November 2000 had been a gift of shares held by Red Lion Enterprises, Inc., a company affiliated with Mr. Ehrlich, rather than his personal gift. Mr. Ehrlich corrected these errors, as well as certain arithmetic errors with respect to the calculation of his total holdings, in a Form 5 filed on March 19, 2001 amending the Form 5 he filed on February 12, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

       The Compensation Committee of our Board of Directors for 2000 consisted of Dr. Eastman, Mr. Rosenfeld and Mr. Miller. The Committee's responsibilities include recommending the annual compensation arrangements for our Chief Executive Officer and our Chief Financial Officer and reviewing the annual compensation arrangements for principal officers and significant employees, all by reference to the parameters set by any agreements we may have with such persons. No member of this Committee was an officer or employee of ours during 2000. The members of the Committee are familiar with various forms and types of remuneration from reports of other public corporations and their own business experience. All Committee members are "disinterested persons" as that term is used in Rule 16b-3 under the Securities Exchange Act of 1934, as amended.

                      REPORT OF THE COMPENSATION COMMITTEE

 Objectives and Philosophy

       We maintain compensation and incentive programs designed to motivate, retain and attract management and utilize various combinations of base salary, bonuses payable upon the achievement of specified goals, discretionary bonuses and stock options. It is our current policy to establish, structure and administer compensation plans and arrangements so that the deductibility of such compensation will not be limited under Section 162(m) of the Internal Revenue Code. Our Chief Executive Officer, Yehuda Harats, and our Chief Financial Officer, Robert S. Ehrlich, are parties to employment agreements with us. Our Executive Vice President of Technical Operations, Dr. Joshua Degani, is also party to an employment agreement.

 Executive Officer Compensation

       Each of the employment agreements with Messrs. Harats and Ehrlich provides that if the results we actually attain in a given year are at least 80% of the amount we budgeted at the beginning of the year, we will pay a bonus to each of Messrs. Ehrlich and Harats, on a sliding scale, in an amount equal to a minimum of 35% of their annual base salaries then in effect, up to a maximum of 90% of their annual base salaries then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year.

       For the year ended December 31, 2000, we accrued a bonus for Messrs. Ehrlich and Harats for 2000 at the 35% level. During 2000, we paid each of Messrs. Ehrlich and Harats $80,011 that we owed them (as calculated pursuant to the terms of their previous employment agreements with us, which required that bonuses be paid in an amount equal to the greater of (a) 50% of annual base salary or (b) 2% of annual net earnings (defined as net income before taxes and extraordinary and other nonrecurring items), provided that 100% of budgeted results and other goals are attained)) for their 1999 bonuses, as well as $47,652 that we still owed them on account of their 1998 bonuses.

       As of December 31, 2000, Messrs. Harats' and Ehrlich's total options represented approximately 2.3% and 2.8%, respectively, of our outstanding stock, which the Compensation Committee believes are appropriate levels of options for them in view of their equity position (including options exercisable within 60 days) in Electric Fuel which, as of December 31, 2000, represented approximately 9.0% and 6.2%, respectively, of our outstanding stock. As of December 31, 2000, Dr. Degani's options represented less than 1% of our fully-diluted outstanding stock, which the Compensation Committee believes is an appropriate level of options considering his position with us.

       Dr. Degani was awarded a cash bonus of $25,000 for 2000. Additionally, during the year 2000 we paid $25,000 to Dr. Degani on account of his previously accrued and unpaid bonuses for 1998 and 1999.

 Compensation of Other Employees

       With respect to employees other than the Named Executive Officers, compensation is determined not by formula, but based on the achievement of qualitative and/or quantitative objectives established in advance of each year by the Chief Executive Officer and Chief Financial Officer, who then, pursuant to authority delegated by the Compensation Committee, determine remuneration of our employees based on such objectives.

       We seek to promote, including through our compensation plans, an environment that encourages employees to focus on our continuing long-term growth. Employee compensation is generally comprised of a combination of cash compensation and grants of options under our stock option plans. Stock options are awarded annually in connection with annual bonuses and, occasionally, during the year on a discretionary basis. Stock options are intended to offer an incentive for superior performance while basing employee compensation on the achievement of higher share value, and to foster the retention of key personnel through the use of schedules which vest options over time if the person remains employed by us. There is no set formula for the award of options to individual employees. Factors considered in making option awards to the employees other than the Named Executive Officers in 2000 included prior grants to the employees, the importance of retaining the employees services, the amount of cash bonuses received by the employees, the employees potential to contribute to our success and the employees' past contributions to us.

 Repricing of Stock Options

       During 2000, we approved the repricing of 150,000 of Mr. Harats's stock options from an exercise price of $6.625 to a new exercise price of $4.95, and 160,000 options from an exercise price of $3.375 to a new exercise price of $4.95. The market price of our common stock at the time of the repricing was $5.5125. The purpose of the repricing was to help Mr. Harats avoid certain negative tax consequences under Israeli law. The effect of repricing these options to market value would have meant a net loss to Mr. Harats of $55,000, since a majority of the options were exercisable at $1.75 below market value. In order to avoid this, the options were repriced at a new exercise price of $4.95, which was $0.625 below market value, which diminished the net loss in value to Mr. Harats to a loss of only $750.

                    Submitted by the Compensation Committee
                    ---------------------------------------

                               Dr. Jay M. Eastman
                               Lawrence M. Miller
                               Jack E. Rosenfeld

Cash and Other Compensation

     The following table shows the compensation that we paid (or accrued), in connection with services rendered for 2000, 1999 and 1998, to our Chief Executive Officer and the other highest paid executive officers (of which there were two) who received more than $100,000 in salary and bonuses during the year ended December 31, 2000 (collectively, the "Named Executive Officers").

                        SUMMARY COMPENSATION TABLE/(1)/

                                                                                          Long Term
                                                         Annual Compensation             Compensation
                                               ---------------------------------------   ------------
                                                                                          Securities
                                                                          Other Annual    Underlying
  Name and Principal Position          Year      Salary       Bonus       Compensation      Options    Compensation
  ---------------------------          ----      ------       -----       ------------      -------    ------------
Yehuda Harats                          2000    $ 245,560    $  82,380(2)   $   8,083(3)     400,000      $ 170,804(4)
President, Chief                       1999    $ 141,710    $  80,011      $   8,055        100,000      $  78,060
Executive Officer and director         1998    $ 118,246    $  77,652      $  15,942        368,177      $ 146,386

                                                                                          Long Term
                                                      Annual Compensation             Compensation
                                            ---------------------------------------   ------------
                                                                                       Securities
                                                                       Other Annual    Underlying
  Name and Principal Position       Year      Salary       Bonus       Compensation      Options    Compensation
  ---------------------------       ----      ------       -----       ------------      -------    ------------
Robert Ehrlich                      2000    $ 245,574    $  82,380(2)   $  7,146(3)      400,000     $ 247,185(5)
Chairman of the Board and           1999    $ 137,466    $  80,011      $  6,094          47,500     $ 173,384
Chief Financial Officer             1998    $ 118,246    $  77,652      $ 14,536         372,577     $ 202,030

Joshua Degani                       2000    $ 130,417    $  25,000(6)   $  6,120(3)       35,000     $  31,214(7)
Executive Vice President            1999    $ 110,259    $  17,500      $  5,063          35,000     $  34,825
and Chief Operating Officer         1998    $ 109,497    $  14,250      $  6,241         185,071     $  41,996

__________________

(1) We paid the amounts reported for each named executive officer in New Israeli Shekels (NIS). We have translated these amounts into U.S. dollars at the exchange rate of NIS into U.S. dollars at the time of payment or accrual.

(2) We did not pay any cash bonuses for fiscal year 2000 that were paid out in 2000. However, we accrued for each of Messrs. Ehrlich and Harats $82,380 in satisfaction of the bonuses they were entitled to according to their contracts. During 2000, we paid each of Messrs. Harats and Ehrlich $127,663 of their respective bonuses for 1998 and 1999 and we paid the balance in 2001.

(3) Represents the costs of taxes paid by the Named Executive Officer and reimbursed by us.

(4) Of this amount, $2,911 represents our accrual for severance pay that would be payable to Mr. Harats upon a "change of control" of EFC or upon the occurrence of certain other events; $70,500 represents our accrual for sick leave and vacation redeemable by Mr. Harats; $54,727 represents the increase of the accrual for severance pay that would be payable to Mr. Harats under the laws of the State of Israel if we were to terminate his employment; and $41,807 consists of our payments and accruals to a pension fund that provides a savings plan, insurance and severance pay benefits and an education fund that provides for the ongoing education of employees. Additionally, $859 represents other benefits that we paid to Mr. Harats in 2000.

(5) Of this amount, $59,363 represents our accrual for severance pay that would be payable to Mr. Ehrlich upon a "change of control" of EFC or upon the occurrence of certain other events; $58,353 represents the increase of the accrual for sick leave and vacation redeemable by Mr. Ehrlich; $59,942 represents the increase of our accrual for severance pay that would be payable to Mr. Ehrlich under the laws of the State of Israel if we were to terminate his employment; and $41,806 represents our payments and accruals to pension and education funds. Additionally, $26,862 represents our accrual to fund Mr. Ehrlich's pension fund as well as provide him with certain other post-termination benefits, and $859 represents other benefits that we paid to Mr. Ehrlich in 2000.

(6) We paid Dr. Degani the full amount of his 2000 bonus in 2000. In January 2000, we paid Dr. Degani $10,000 of his 1998 bonus and we paid the balance of his 1998 bonus in 2000.

(7) Of this amount, $7,206 represents our accrual for vacation redeemable by Dr. Degani; ($159) represents the reduction in the accrual for severance pay that would be payable to Dr. Degani under the laws of the State of Israel if we were to terminate his employment; and $23,577 represents our payments and accruals to pension and education funds. Additionally, $590 represents other benefits that we paid to Dr. Degani in 2000.

Stock Options

       The table below sets forth information with respect to stock options granted to the Named Executive Officers for the fiscal year 2000.

                       Option Grants in Last Fiscal Year

                        Individual Grants
                     -----------------------                           Potential Realizable Value
                       Number     % of Total                             of Assumed Annual Rates
                         of        Options                             of Stock Price Appreciation
                     Securities   granted to   Exercise                      for Option Term (1)
                     Underlying   Employees     or Base                ---------------------------
                      Options     in Fiscal      Price     Expiration
       Name           Granted        Year       ($/Sh)        Date       5% ($)           10% ($)
       ----          ---------    ----------   --------    ----------  ----------       ----------
Yehuda Harats......   400,000        25.1%      $4.6875     12/29/10   $3,054,177       $4,863,267
Robert S. Ehrlich..   400,000        25.1%      $4.6875     12/29/10   $3,054,177       $4,863,267
Joshua Degani......    35,000         2.2%      $4.1250     12/20/05   $  235,172       $  374,472

______________________
(1) The potential realizable value illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of the market price per share from the date of grant to the end of the option term. Actual gains, if any, on stock option exercise are dependent upon a number of factors, including the future performance of the common stock and the timing of option exercises, as well as the optionee's continued employment through the vesting period. The gains shown are net of the option exercise price, but do not include deductions for taxes and other expenses payable upon the exercise of the option or for sale of underlying shares of common stock. There can be no assurance that the amounts reflected in this table will be achieved.

     The table below sets forth information for the Named Executive Officers with respect to aggregated option exercises during fiscal 2000 and fiscal 2000 year-end option values.

         Aggregated Option Exercises and Fiscal Year-End Option Values

                                                     Number of Securities
                                                          Underlying               Value of Unexercised
                                                    Unexercised Options at       In-the-Money Options at
                         Shares                         Fiscal Year End             Fiscal-Year-End(1)
                      Acquired on      Value      --------------------------  ------------------------------
      Name              Exercise      Realized    Exercisable  Unexercisable   Exercisable    Unexercisable
     ------           -----------  -------------  -----------  -------------  -------------  ---------------
Yehuda Harats.......    441,665    $  921,665.00    195,501        326,666     $ 180,990.31    $ 198,750.00
Robert S. Ehrlich...    371,000    $1,011,665.00    338,901        295,166     $ 388,665.31    $  94,406.25
Joshua Degani.......     75,000    $  711,000.00     85,070         62,000     $ 169,591.37    $  89,250.00

_______________________

(1) Options that are "in-the-money" are options for which the fair market value of the underlying securities exceeds the exercise or base price of the option.

Report on Repricing of Options

      The table below sets forth information for all Executive Officers with respect to repricing of options for the ten years preceding December 31, 2000.

                          Ten-Year Option Repricings


                                                                                        Length
                                                                                          of
                                                                                       Original
                                          Number     Market                             Option
                                            of      Price of    Exercise                 Term
                                        Securities  Stock at    Price at               Remaining
                                        Underlying  Time of     Time of                 at Date of
                                         Options    Repricing   Repricing    New        Repricing
                                         Repriced      or          or      Exercise        or
                                            or      Amendment   Amendment   Price       Amendment
 Name and Principle Position    Date     Amended      ($)         ($)        ($)         (Years)
 ---------------------------  ---------  ---------  ---------   ---------  ---------    ---------
Yehuda Harats...............  5/25/00    150,000     $5.125      $6.625      $4.950/(1)/  6.07
President, Chief Executive    5/25/00    160,000     $5.125      $3.375      $4.950/(1)/  8.43
Officer and director

Joshua Degani...............  4/22/98    122,500     $2.500      $5.500      $2.500     9.05
Executive Vice President
and Chief Operating Officer

-----------------------------
/(1)/ The effect of repricing these options to market value would have meant a net loss to Mr. Harats of $55,000, since a majority of the options were exercisable at $1.75 below market value. In order to avoid this, we repriced the options at a new exercise price of $4.95, which was $0.625 below market value, which diminished the net loss in value to Mr. Harats to a loss of only $750. The purpose of the repricing was to help Mr. Harats avoid certain negative tax consequences under Israeli law.

Employment Contracts

        Each of Messrs. Ehrlich and Harats are parties to similar employment agreements with us effective as of January 1, 2000. The terms of each of these employment agreements expire on December 31, 2002, but are extended automatically for additional terms of two years each unless either the executive or we terminate the agreement sooner. Additionally, we have the right, on at least 90 days' notice to the executive, unilaterally to extend the initial term of the executive's agreement for a period of one year (i.e., until December 31, 2003); if we exercise this right, the automatic two-year extensions would begin from December 31, 2003 instead of December 31, 2002.

        The employment agreements provide for a base salary of $20,000 per month for each of Messrs. Ehrlich and Harats, as adjusted annually for Israeli inflation and devaluation of the Israeli shekel against the U.S. dollar, if any. Additionally, the board may at its discretion raise the executive's base salary. As of January 31, 2001, the board raised Mr. Harats's base salary to $23,750 per month effective January 1, 2002.

        Each employment agreement provides that if the results we actually attain in a given year are at least 80% of the amount we budgeted at the beginning of the year, we will pay a bonus to each of Messrs. Ehrlich and Harats, on a sliding scale, in an amount equal to a minimum of 35% of their annual base salaries then in effect, up to a maximum of 90% of their annual base salaries then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year. We accrued a bonus for Messrs. Ehrlich and Harats for 2000 at the 35% level. During 2000, we paid each of Messrs. Ehrlich and Harats $80,011 that we owed them (as calculated pursuant to the terms of their previous employment agreements with us) for their 1999 bonuses, as well as $47,652 that we still owed them on account of their 1998 bonuses.

        The employment agreements also contain various benefits customary in Israel for senior executives (please see "Item 1. Business - Employees," above), tax and financial planning expenses and an automobile, and contain confidentiality and non-competition covenants. Pursuant to the employment agreements, we granted each of Messrs. Ehrlich and Harats demand and "piggyback" registration rights covering shares of our common stock held by them.

        We can terminate the employment agreements in the event of death or disability or for "Cause" (defined as conviction of certain crimes, willful failure to carry out directives of our board of directors or gross negligence or willful misconduct). Messrs. Ehrlich and Harats each have the right to terminate their employment upon a change in our control or for "Good Reason," which is defined to include adverse changes in employment status or compensation, our insolvency, material breaches and certain other events. Additionally, Messrs. Ehrlich and Harats may retire (after age 68) or terminate their respective agreements for any reason upon 150 days' notice. Upon termination of employment, the employment agreements provide for payment of all accrued and unpaid compensation, and (unless we have terminated the agreement for Cause or the executive has terminated the agreement without Good Reason and without giving us 150 days' notice of termination) bonuses due for the year in which employment is terminated and severance pay in the amount of three years' base salary (or, in the case of termination by an executive on 150 days' notice, a lump sum payment of $520,000). Furthermore, certain benefits will continue and all outstanding options will be fully vested.

        Dr. Degani entered into an employment agreement with us upon joining us in June 1997. Dr. Degani's employment agreement runs through January 1, 2003, and provides for a monthly base salary of $9,000. This was adjusted to $9,500, effective January 1998, and $12,000, effective January 2001. Dr. Degani's employment agreement provides for an annual bonus of not less than 1.5 times the monthly base salary then in effect, in accordance with Dr. Degani's success in the position, as well as other benefits such as vacation, sick leave, provision of an automobile and insurance contributions. During 2000, we accrued for Dr. Degani a bonus of $25,000 (half of which was paid in 2000 and half of which was paid in 2001), and we paid him $15,000 that we owed him for his 1998 bonus and his 1999 bonus.

        Under the terms of his agreement, Dr. Degani is under most circumstances entitled to a termination payment (in addition to severance pay by law) in an amount equal to one year's base salary, or two years' base salary if the termination occurs within one year of a change in our control. Dr. Degani's employment agreement also contains confidentiality and non-competition covenants.

        Other employees have entered into individual employment agreements with us. These agreements govern the basic terms of the individual's employment, such as salary, vacation, overtime pay, severance arrangements and pension plans. Subject to Israeli law, which restricts a company's right to relocate an employee to a work site farther than sixty kilometers from his or her regular work site, we have retained the right to transfer certain employees to other locations and/or positions provided that such transfers do not result in a decrease in salary or benefits. All of these agreements also contain provisions governing the confidentiality of information and ownership of intellectual property learned or created during the course of the employee's tenure with us. Under the terms of these provisions, employees must keep confidential all information regarding our operations (other than information which is already publicly available) received or learned by the employee during the course of employment. This provision remains in force for five years after the employee has left our service. Further, intellectual property created during the course of the employment relationship belongs to us.

        A number of the individual employment agreements, but not all, contain non-competition provisions which restrict the employee's rights to compete against us or work for an enterprise which competes against us. Such provisions remain in force for a period of two years after the employee has left our service.

        Under the laws of Israel, an employee of ours who has been dismissed from service, died in service, retired from service upon attaining retirement age, or left due to poor health, maternity or certain other reasons, is entitled to severance pay at the rate of one month's salary for each year of service. We currently fund this obligation by making monthly payments to approved private provident funds and by its accrual for severance pay in the consolidated financial statements. See Note 2r of the Notes to the Consolidated Financial Statements.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee of our board of directors for the 2000 fiscal year consisted of Dr. Jay Eastman, Jack Rosenfeld and Lawrence Miller. None of the members have served as our officers or employees.

        Robert S. Ehrlich, our Chairman and Chief Financial Officer, serves as Chairman and a director of PSCX, for which Dr. Eastman serves as director and member of the Executive and Strategic Planning Committees and Mr. Rosenfeld serves as director and member of the Executive Compensation Committees.

Performance Graph

        The following graph compares the yearly percentage change in our cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq Market Index (Broad Market Index) and a self-constructed peer group index over the past five years, from December 31, 1995 through December 31, 2000. The cumulative total shareholder return is based on $100 invested in our common stock and in the respective indices on December 31, 1995. The stock prices on the performance graph are not necessarily indicative of future price performance.

               CUMULATIVE TOTAL RETURN THROUGH DECEMBER 31, 2000
                       AMONG ELECTRIC FUEL CORPORATION,
                   NASDAQ MARKET INDEX AND PEER GROUP INDEX

                               [OBJECT OMITTED]


                      12/31/95   12/31/96  12/31/97  12/31/98  12/31/99 12/31/00
                      --------   --------  --------  --------  -------- --------
ELECTRIC FUEL........   100.00      82.96     42.96     35.59     41.48    55.56
PEER GROUP/(1)/......   100.00      54.45     59.27     50.36     98.56    54.97
BROAD MARKET.........   100.00     122.71    149.25    208.40    386.77   234.81

------------------------------
(1) The Peer Group Index is comprised of the following companies: AER Energy Resources, Battery Tech Inc., Electrosource, Inc., Ultralife Batteries, Inc. and Valence Technology, Inc. The returns of each company have been weighted according to their respective stock market capitalization for purposes of arriving at a peer group average.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information regarding the security ownership, as of February 28, 2001, of those persons owning of record or known by us to own beneficially more than 5% of our common stock and of each of our Named Executive Officers and directors, and the shares of common stock held by all of our directors and executive officers as a group. There are no persons owning of record or known by us to own beneficially more than 5% of our common stock other than our directors and Named Executive Officers as listed below.

Named Executive Officers and Directors         Shares Beneficially Owned/(1)//(2)/                   Shares Outstanding/(2)/
--------------------------------------        ------------------------------------                   -----------------------
Leon S. Gross.........................          4,187,862/(3)//(11)/                                            19.6%
Yehuda Harats.........................          1,926,872/(4)//(7)//(11)/                                        9.0%
Robert S. Ehrlich.....................          1,340,567//(5)//(7)//(11)/                                       6.2%
Joshua Degani.........................            139,570/(6)/                                                    *
Avihai Shen...........................              4,000                                                         *
Dr. Jay M. Eastman....................             30,001/(8)/                                                    *

Named Executive Officers and Directors         Shares Beneficially Owned/(1)//(2)/                     Shares Outstanding/(2)/
--------------------------------------        ------------------------------------                     -----------------------
Jack E. Rosenfeld.....................             32,001/(9)/                                                    *
Lawrence M. Miller....................             36,915/(10)/                                                   *
Jeff Kahn.............................             65,000/(8)/                                                    *
All of our directors and executive                                                                             35.2%
  officers as a group (9 persons).....          7,762,788/(3)//(4)//(5)//(6)//(7)//(8)//(9)//(10)//(11)/

------------------------------

* Less than one percent.

/(1)/ Unless otherwise indicated in these footnotes, each of the persons or entities named in the table has sole voting and sole investment power with respect to all shares shown as beneficially owned by that person, subject to applicable community property laws.

/(2)/ For purposes of determining beneficial ownership of our common stock, owners of options exercisable within sixty days are considered to be the beneficial owners of the shares of common stock for which such securities are exercisable. The percentage ownership of the outstanding common stock reported herein is based on the assumption (expressly required by the applicable rules of the Securities and Exchange Commission) that only the person whose ownership is being reported has converted his options into shares of common stock.

/(3)/ Includes 175,000 shares held by Leon S. Gross and Lawrence M. Miller as co-trustees of the Rose Gross Charitable Foundation, and 35,000 shares issuable upon exercise of options exercisable within 60 days.

/(4)/ Includes 1,000,000 shares held by a family trust and 195,501 shares issuable upon exercise of options exercisable within 60 days.

/(5)/ Includes 91,068 shares held by an affiliated corporation, 232,813 shares held in Mr. Ehrlich's pension plan, and 338,901 shares issuable upon exercise of options exercisable within 60 days.

/(6)/ Includes 88,070 shares issuable upon exercise of options exercisable within 60 days.

/(7)/ Messrs. Ehrlich and Harats are parties to a Voting Agreement pursuant to which each of the parties agrees to vote the shares of our common stock held by that person in favor of the election of Messrs. Ehrlich and Harats (or their designees) as directors.

/(8)/  Shares issuable upon exercise of options exercisable within 60 days.

/(9)/ Includes 30,001 shares issuable upon exercise of options exercisable within 60 days.

/(10)/ Includes 25,001 shares issuable upon exercise of options exercisable within 60 days.
/(11)/ Messrs. Gross, Ehrlich and Harats are parties to a Voting Rights
       Agreement pursuant to which each of the parties agrees to vote the shares of our common stock held by that person in favor of the election of Messrs. Ehrlich, Harats and Miller until the earlier of December 10, 2002 or our fifth annual meeting of stockholders after December 10, 1997.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Messrs. Ehrlich and Harats have issued promissory notes for previously exercised options in the principal amounts $206,805 and $354,979, respectively. These notes will mature on December 31, 2007. We have recourse only to certain compensation due Messrs. Ehrlich and Harats upon termination, other than for cause, in which case Messrs. Ehrlich and Harats would continue to be personally liable on the notes. Our reserve for termination benefits to each of Messrs. Ehrlich and Harats is greater than the outstanding amount due to us under these promissory notes. Additionally, we have agreed to repurchase shares of our common stock, at any time, at current market prices, from either Messrs. Ehrlich or Harats as payment in full for the promissory notes. If the shares were sold to us, Messrs. Ehrlich and Harats would be granted new options at current market prices to purchase the same amount of shares of our common stock as were sold. As of December 31, 2000, the aggregate amount outstanding pursuant to these promissory notes for each of Messrs. Ehrlich and Harats was $0 and $46,182, respectively.

        Pursuant to a securities purchase agreement dated December 28, 1999 between a group of purchasers, including Mr. Gross, and us, we issued an aggregate of 1,425,000 shares of common stock, including 375,000 shares to Mr. Gross. Such shares were issued at a price of $2.00 per share. We also issued in this transaction warrants to purchase an additional 1,425,000 shares of common stock, of which warrants to purchase 950,000 shares of common stock have an exercise price of $1.25 per share and are exercisable for a period of six months, and warrants to purchase 475,000 shares of common stock have an exercise price of $4.50 per share and are exercisable for one year. Of these, Mr. Gross purchased six-month warrants to purchase 250,000 shares of common stock and one-year warrants to purchase 125,000 shares of common stock. Pursuant to this agreement, we agreed to register for resale the shares of common stock issued thereunder and the shares of common stock issuable pursuant to the warrants issued thereunder. The registration statement registering these shares became effective on February 10, 2000. Mr. Gross exercised his 250,000 six-month warrants on a cashless exercise basis in June 2000, resulting in the acquisition by him of 221,198 shares of common stock. He exercised his 125,000 one-year warrants on a cashless exercise basis in December 2000, resulting in the acquisition by him of 30,668 shares of common stock.

        Pursuant to the terms of this purchase agreement, Mr. Gross agreed that for a period of five years, neither he nor his "affiliates" (as such term is defined in the Securities Act) directly or indirectly or in conjunction with or through any "associate" (as such term is defined in Rule 12b-2 of the Exchange
Act), will (i) solicit proxies with respect to any capital stock or other voting securities of ours under any circumstances, or become a "participant" in any "election contest" relating to the election of our directors (as such terms are used in Rule 14a-11 of Regulation 14A of the Exchange Act); (ii) make an offer for the acquisition of substantially all of our assets or capital stock or induce or assist any other person to make such an offer; or (iii) form or join any "group" within the meaning of Section 13(d)(3) of the Exchange Act with respect to any of our capital stock or other voting securities for the purpose of accomplishing the actions referred to in clauses (i) and (ii) above, other than pursuant to the voting rights agreement described below.

        In connection with a stock purchase agreement dated September 30, 1996 between Leon S. Gross and us, we also entered into a registration rights agreement with Mr. Gross dated September 30, 1996, setting forth registration rights with respect to the shares of common stock issued to Mr. Gross in connection with the offering. These rights include the right to make two demands for a shelf registration statement on Form S-3 for the sale of the common stock that may, subject to certain customary limitations and requirements, be underwritten. In addition, Mr. Gross was granted the right to "piggyback" on registrations of common stock in an unlimited number of registrations. In addition, under the registration rights agreement, Mr. Gross is subject to customary underwriting lock-up requirements with respect to public offerings of our securities.

        Pursuant to a voting rights agreement dated September 30, 1996 and as amended December 10, 1997, between Mr. Gross, Robert S. Ehrlich, Yehuda Harats and us, Lawrence M. Miller, Mr. Gross's advisor, is entitled to be nominated to serve on our board of directors so long as Mr. Gross, his heirs or assigns retain at least 1,375,000 shares of common stock. In addition, under the voting rights agreement, Mr. Gross and Messrs. Ehrlich and Harats agreed to vote and take all necessary action so that Messrs. Ehrlich, Harats and Miller shall serve as members of the board of directors until the earlier of December 10, 2002 or our fifth annual meeting of stockholders after December 10, 1997. In addition, so long as Mr. Miller serves as a director, Mr. Gross, who shall succeed Mr. Miller should he cease to serve on the board (unless Mr. Gross is then serving on the board, in which case Mr. Gross may designate a director), shall be entitled to attend and receive notice of board meetings.

        On December 3, 1999, Messrs. Ehrlich and Harats each purchased 125,000 shares of our common stock out of our treasury at the closing price of the common stock on December 2, 1999. Payment was rendered by Mr. Ehrlich in the form of a recourse promissory note in the amount of $167,975, secured by certain compensation due Mr. Ehrlich upon termination. Mr. Harats paid in the form of a non-recourse promissory note in the amount of $167,975, secured by the shares of common stock purchased and other shares of common stock previously held by Mr. Harats. The other terms of these notes are similar to the terms of the previous notes as described above.

        On February 9, 2000, Messrs. Ehrlich and Harats each exercised 131,665 stock options. Messrs. Ehrlich and Harats paid the exercise price of the stock options and certain taxes that we paid on their behalf by giving us non-recourse promissory notes in the amount of $789,990 each, secured by the shares of our common stock acquired through the exercise of the options.

        On January 12, 2001, Messrs. Ehrlich and Harats and Dr. Degani, along with certain other employees of ours, purchased shares of our common stock and warrants having similar terms to those we sold to Capital Ventures International (please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," above), on the terms described in the following two paragraphs.

        On January 12, 2001, Messrs. Ehrlich and Harats each purchased 100,000 shares of common stock, 66,667 Series A warrants to purchase 66,667 shares of our common stock at any time prior to January 12, 2006 at a price of $8.3438 per share, and 33,333 Series B warrants to purchase 33,333 shares of our common stock at any time prior to October 12, 2001 at a price of $7.5094 per share. The total purchase price of $556,250 (based on the number of shares of common stock purchased multiplied by the closing sale price of our common stock on the Nasdaq National Market on January 12, 2001, which was $5.5625 per share) was paid by each of Messrs. Ehrlich and Harats by means of a non-recourse promissory note secured by the shares of common stock and warrants purchased. As part of the consideration for our agreeing to this arrangement, Messrs. Ehrlich and Harats each agreed to give us the right unilaterally to extend the term of his employment agreement for an additional year. Additionally, if Mr. Ehrlich or Mr. Harats voluntarily leaves our employ prior to the end of the extended term of his agreement, the shares and warrants purchased by means of this non-recourse note will revert back to us.

        On January 12, 2001, Dr. Degani purchased 50,000 shares of common stock, 33,333 Series A warrants identical to those purchased by Messrs. Ehrlich and Harats, and 16,667 Series B warrants identical to those purchased by Messrs. Ehrlich and Harats. The total purchase price of $278,125 was paid by Dr. Degani by means of a non-recourse promissory note secured by the shares of common stock and warrants purchased. As part of the consideration for our agreeing to this arrangement, Dr. Degani agreed to extend the term of his employment agreement for an additional two years. Additionally, if Dr. Degani voluntarily leaves our employ prior to the end of the extended term of his agreement, the shares and warrants purchased by means of this non-recourse note will revert back to us.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report:

     (1) Financial Statements - See Index to Financial Statements on page 32 above.
     (2) Financial Statements Schedules - All schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or related notes thereto.

     (3) Exhibits - The following Exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

      Exhibit
       Number                        Description
       ------                        ------------
/(8)/3.1........Amended and Restated Certificate of Incorporation
**3.1.1.........Amendment to our Amended and Restated Certificate of
                Incorporation
/(2)/3.2........Amended and Restated By-Laws
/(1)/4..........Specimen Certificate for shares of common stock, $.01 par value
/(1)/10.1.......Option Agreement dated October 29, 1992 between Electric Fuel
                B.V. ("EFBV") and Electric Storage Advanced Technologies, Sr ("ESAT")
/(1)/10.2.......Sublicense Agreement dated May 20, 1993 between EFBV and ESAT
/(1)/10.3.......Letter Agreement dated May 20, 1993 between EFBV and ESAT
/(1)/10.4.......Notice of Edison's assumption of ESAT's obligations under the
                Sublicense Agreement with EFBV
/(1)/10.5.......Letter of Intent between us and Deutsche Post AG dated November
                18, 1993
+/(6)/10.6......Amended and Restated 1993 Stock Option and Restricted Stock
                Purchase Plan dated November 11, 1996
+/(1)/10.7.1....Form of Management Employment Agreements
+*10.7.2........General Employee Agreements
*/(1)/10.8......Office of Chief Scientist documents
/(2)/10.8.1.....Letter from the Office of Chief Scientist to us dated January 4,
                1995
*/(1)/10.9......Lease Agreement dated December 2, 1992 between us and HarHotzvim
                Properties Ltd.
*/(1)/10.10.....Letter of Approval by the Investment Center of the Ministry of
                Trade
*/(2)/10.11.....Summary of the terms of the Lease Agreements dated as of
                November 11, 1994, November 11, 1994 and April 3, 1995 between EFL and Industries Building Company, Ltd.
+/(3)/10.12.....Amended and Restated 1995 Non-Employee Director Stock Option
                Plan
/(3)/10.13......Letters of Approval of Lines of Credit from First International
                Bank of Israel Ltd. dated March 14, 1996 and March 18, 1996
/(4)/10.14......Stock Purchase Agreement between us and Leon S. Gross ("Gross")
                dated September 30, 1996
/(4)/10.15......Registration Rights Agreement between us and Gross dated
                September 30, 1996

      Exhibit
       Number                        Description
       ------                        ------------
/(4)/10.16......Voting Rights Agreement between us, Gross, Robert Ehrlich and
                Yehuda Harats dated September 30, 1996
/(5)/10.17......Agreement between us and Walter Trux dated December 18, 1996
/(5)/10.18......Cooperation Agreement between The Israel Electric Corporation and EFL dated as of October 31, 1996
+/(5)/10.19.....Amended and Restated Employment Agreement dated as of October 1,
                1996 between us, EFL and Yehuda Harats
+**10.19.1......Second Amended and Restated Employment Agreement, effective as of January 1, 2000 between us, EFL and Yehuda Harats
+**10.19.2......Letter dated January 12, 2001 amending the Second Amended and
                Restated Employment Agreement, effective as of January 1, 2000 between us, EFL and Yehuda Harats
+(5)10.20.......Amended and Restated Employment Agreement dated as of October 1,
                1996 between us, EFL and Robert S. Ehrlich
+**10.20.1......Second Amended and Restated Employment Agreement, effective as of January 1, 2000 between us, EFL and Robert S. Ehrlich
+**10.20.2......Letter dated January 12, 2001 amending the Second Amended and
                Restated Employment Agreement, effective as of January 1, 2000 between us, EFL and Robert S. Ehrlich
/(5)/10.21......Agreement dated February 20, 1997 between STN ATLAS Elektronik
                GmbH and EFL
+/(6)/10.22.....Employment Agreement dated May 13, 1997 between us, EFL, and
                Joshua Degani
+**10.22.1......Amendment dated January 12, 2001 to Employment Agreement dated
                May 13, 1997 between us, EFL, and Joshua Degani
+/(6)/10.23.....Termination Agreement dated March 12, 1998 between us, EFL and
                Menachem Korall
/(6)/10.24......Consulting Agreement dated March 12, 1998 between us, EFL, and
                Shampi Ltd.
/(6)/10.25......Amendment No. 1 to the Voting Rights Agreement between us,
                Gross, Robert Ehrlich, and Yehuda Harats dated December 10, 1997
/(6)/10.26......Amendment No. 2 to the Registration Rights Agreement between us,
                Gross, Robert Ehrlich and Yehuda Harats dated December 10, 1997
/(7)/10.27......1998 Non-Executive Stock Option and Restricted Stock Purchase
                Plan
/(8)/10.28......Distribution Agreement dated December 31, 1998 between us and
                TESSCO Technologies Inc.
/(9)/10.29......Amendment to our Restated Certificate of Incorporation
/(10)/10.30.....Securities Purchase Agreement dated December 28, 1999, and exhibits thereto, by and among us and the Purchasers listed on Exhibit A thereto
/(10)/10.31.....Form of Warrant dated December 28, 1999
/(10)/10.32.....Amendment No. 1 to Voting Rights Agreement dated December 28,
                1999, by and between us, Leon S. Gross, Robert S. Ehrlich, Yehuda Harats and the Purchasers listed on Exhibit A to the Securities Purchase Agreement dated December 28, 1999
/(11)/10.33.....Common Stock Purchase Agreement dated January 5, 2000, and exhibits thereto, by and among us and the Purchasers listed on Exhibit A thereto

      Exhibit
       Number                        Description
       ------                        ------------
/(12)/10.34.1...Promissory Note dated January 3, 1998, from Yehuda Harats to us /(12)/10.34.2...Amendment dated April 1, 1998, to Promissory Note dated January
                3, 1998 between Yehuda Harats and us
/(12)/10.35.1...Promissory Note dated January 3, 1993, from Robert S. Ehrlich to us
/(12)/10.35.2...Amendment dated April 1, 1998, to Promissory Note dated January
                3, 1993 between Robert S. Ehrlich and us
/(12)/10.36.....Promissory Note dated December 3, 1999, from Yehuda Harats to us
/(12)/10.37.....Promissory Note dated December 3, 1999, from Robert S. Ehrlich to us
/(12)/10.38.....Promissory Note dated February 9, 2000, from Yehuda Harats to us
/(12)/10.39.....Promissory Note dated February 9, 2000, from Robert S. Ehrlich to us
**10.40.........Share and Assets Purchase Agreement dated March 15, 2000 among us, Tadiran Limited, Tadiran Batteries Limited and Tadiran Electric Industries
**10.41.........Stock Purchase Agreement dated March 15, 2000 between us and
                Koor Industries Ltd.
**10.42.........Registration Rights Agreement dated March 15, 2000 between us,
                Tadiran Limited and Koor Industries Ltd.
**10.43.........Voting Rights Agreement dated March 15, 2000 among made as of
                March 15, 2000 by and among us, Robert S. Ehrlich and Yehuda Harats, Koor Industries Ltd. and Tadiran Limited
/(13)/10.44.....Termination and Release Agreement dated May 17, 2000 among us,
                Tadiran Limited, Tadiran Batteries Limited, Tadiran Electric Industries Corporation, Koor Industries Ltd., Robert S. Ehrlich and Yehuda Harats
/(13)/10.45.....Common Stock Purchase Agreement dated May 17, 2000 between us and Koor Industries Ltd.
/(13)/10.46.....Registration Rights Agreement dated May 17, 2000 between us and
                Koor Industries Ltd.
/(14)/10.47.....Securities Purchase Agreement dated as of November 17, 2000 between us and Capital Ventures International
/(14)/10.48.....Series A Stock Purchase Warrant issued to Capital Ventures
                International dated November 17, 2000
/(14)/10.49.....Series B Stock Purchase Warrant issued to Capital Ventures
                International dated November 17, 2000
/(14)/10.50.....Stock Purchase Warrant issued to Josephthal & Co., Inc. dated
                November 17, 2000
**10.51.........Promissory Note dated January 12, 2001, from Yehuda Harats to us
**10.52.........Promissory Note dated January 12, 2001, from Robert S. Ehrlich to us
**10.53.........Promissory Note dated January 12, 2001, from Joshua Degani to us
**10.54.........Agreement of Lease dated December 5, 2000 between us as tenant and Renaissance 632 Broadway LLC as landlord
/(2)/21.........List of Subsidiaries of the Registrant
**23.1..........Consent of Kost Forer & Gabbay
**23.2..........Consent of Kesselman & Kesselman

 Exhibit
 Number                                 Description
 -------                                ------------
/(6)/27.1...... Amended Financial Data Schedule Nine Months Ended September 30,
                1997
/(6)/27.2...... Amended Financial Data Schedule Six Months Ended June 30, 1997
/(6)/27.3...... Amended Financial Data Schedule Three Months Ended March 31,
                1997
  ** 99........ Important factors regarding forward-looking statements

_____________________

    * English translation or summary from original
   ** Filed herewith
    + Includes management contracts and compensation plans and arrangements /(1)/Incorporated by reference to our Registration Statement on Form S-1
      (Registration No. 33-73256), which became effective on February 23, 1994 /(2)/Incorporated by reference to our Registration Statement on Form S-1
      (Registration No. 33-97944), which became effective on February 5, 1996 /(3)/Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1995
 /(4)/Incorporated by reference to our Current Report on Form 8-K dated October
      4, 1996
 /(5)/Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1996, as amended
 /(6)/Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1997, as amended
 /(7)/Incorporated by reference to our Registration Statement on Form S-8
      (Registration No. 333-74197), which became effective on March 10, 1998 /(8)/Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1998
 /(9)/Incorporated by reference to our Registration Statement on Form S-3
      (Registration No. 333-95361), which became effective on February 10, 1999 /(10)/Incorporated by reference to our Current Report on Form 8-K filed January
      7, 2000
/(11)/Incorporated by reference to our Current Report on Form 8-K filed January
      24, 2000
/(12)/Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999
/(13)/Incorporated by reference to our Current Report on Form 8-K filed May 23,
      2000
/(14)/Incorporated by reference to our Current Report on Form 8-K filed
      November 17, 2000

(b)       Reports on Form 8-K.

               We filed a Current Report on Form 8-K on November 17, 2000, reporting "Item 5. Other Events," in connection with the Securities Purchase Agreement dated as of November 17, 2000 between us and Capital Ventures International.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26 , 2001.
                                                                   --

                               ELECTRIC FUEL CORPORATION



                               By: /s/  Robert S. Ehrlich
                                   --------------------------------------------
                                   Name:  Robert S. Ehrlich
                                   Title:  Chairman and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                                     Title                                   Date
             ---------                                     -----                                   ----
         /s/ Yehuda Harats                President, Chief Executive Officer and Director      March 26, 2000
---------------------------------------                                                              --
            Yehuda Harats                          (Principal Executive Officer)

         /s/ Robert S. Ehrlich            Chairman, Chief Financial Officer and Director       March 26, 2000
---------------------------------------                                                              --
            Robert S. Ehrlich                      (Principal Financial Officer)

            /s/ Avihai Shen                           Vice President - Finance                 March 26, 2000
---------------------------------------                                                              --
                Avihai Shen                        (Principal Accounting Officer)

          /s/ Jay M. Eastman                                  Director                         March 16, 2000
---------------------------------------                                                              --
          Dr. Jay M. Eastman

           /s/ Leon S. Gross                                  Director                         March 15, 2000
---------------------------------------                                                              --
              Leon S. Gross

         /s/ Lawrence M. Miller                               Director                         March 26, 2000
---------------------------------------                                                              --
            Lawrence M. Miller

         /s/ Jack E. Rosenfeld                                Director                         March 26, 2000
---------------------------------------                                                              --
            Jack E. Rosenfeld

             /s/ Jeff Kahn                                    Director                         March 22, 2000
---------------------------------------                                                              --
                 Jeff Kahn

                 ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                             AS OF DECEMBER 31, 2000


                                 IN U.S. DOLLARS




                                      INDEX




                                                                  Page
                                                              -------------

Report of Independent Auditors                                       2

Consolidated Balance Sheets                                        3 - 4

Consolidated Statements of Operations                                5

Statements of Changes in Shareholders' Equity                      6 - 7

Consolidated Statements of Cash Flows                              8 - 9

Notes to Consolidated Financial Statements                        10 - 30

[ERNST & YOUNG LOGO APPEARS HERE]

                                Kost Forer & Gabbay       Phone: 972-3-6232525
                                3 Aminadav St.            Fax:   972-3-5622555
                                Tel-Aviv 67067, Israel



                         REPORT OF INDEPENDENT AUDITORS

                             To the Shareholders of

                            ELECTRIC FUEL CORPORATION

         We have audited the accompanying consolidated balance sheets of Electric Fuel Corporation ("the Company") and its subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company and its subsidiaries as of December 31, 1998 and for the year then ended, were audited by other auditors, whose report dated February 26, 1999, expressed an unqualified opinion on those statements.



         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.



         In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.




                                                /s/ Kost Forer & Gabbay

Tel Aviv, Israel                                    KOST FORER & GABBAY
January 18, 2001                         A Member of Ernst & Young International

ELECTRIC FUEL CORPORATION
AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
================================================================================




                                                                                                   December 31,
                                                                                     -----------------------------------------
                                                                                           2000                   1999
                                                                                     -----------------      ------------------
                                                                                                   U.S. dollars
                                                                                     -----------------------------------------
   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                             $  11,596,225         $    2,555,645
  Trade receivables (net of allowance for doubtful accounts in the amounts of $
  107,388 and $ 0 as of December 31, 2000 and 1999,
  respectively and allowance for returns in the amounts of
  $ 793,600 and $ 0 as of December 31, 2000 and 1999, respectively                          2,212,434                498,077
  Other accounts receivable and prepaid expenses (Note 3)                                   2,418,715                950,390
  Inventories (Note 4)                                                                      3,208,948              1,045,480
                                                                                     -----------------      ------------------

Total current assets                                                                       19,436,322              5,049,592
-----
                                                                                     -----------------      ------------------

NOTES RECEIVABLE FROM SHAREHOLDERS (Note 5)                                                   778,677                      -
                                                                                     -----------------      ------------------

SEVERANCE PAY FUND                                                                            995,283                813,535
                                                                                     -----------------      ------------------

PROPERTY AND EQUIPMENT, NET (Note 6)                                                        6,446,064              4,165,769
                                                                                     -----------------      ------------------

                                                                                        $  27,656,346           $ 10,028,896
                                                                                     =================      ==================


The accompanying notes are an integral part of the consolidated financial statements.

ELECTRIC FUEL CORPORATION
AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
================================================================================



                                                                                                 December 31,
                                                                                  -------------------------------------------
                                                                                         2000                    1999
                                                                                  -------------------     -------------------
                                                                                                 U.S. dollars
                                                                                  -------------------------------------------
   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade payables                                                                     $   3,242,460            $  2,026,175
  Other accounts payable and accrued expenses (Note 8)                                   1,544,975               1,400,763
                                                                                  -------------------     -------------------

Total current liabilities                                                                4,787,435               3,426,938
                                                                                  -------------------     -------------------

ACCRUED SEVERANCE PAY                                                                    2,790,542               2,359,599
                                                                                  -------------------     -------------------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 9)

SHAREHOLDERS' EQUITY:
  Share capital (Note 10) -
   Common shares - $ 0.01 par value each;
     Authorized: 100,000,000 shares and 28,000,000 shares as of
     December 31, 2000 and 1999, respectively;
     Issued - 21,422,691 shares and 15,728,387 shares as of
     December 31, 2000 and 1999, respectively
     Outstanding - 21,417,358 shares and 15,723,054 shares as of
     December 31, 2000 and 1999, respectively                                              214,227                 157,284
   Preferred shares - $ 0.01 par value each;
     Authorized: 1,000,000 shares as of December 31, 2000 and 1999;
     No shares issued and outstanding as of December 31, 2000 and
     1999                                                                                        -                       -
  Additional paid-in capital                                                            87,658,990           (* 58,678,015
  Deferred stock compensation                                                              (17,240)                      -
  Accumulated deficit                                                                  (63,449,673)            (51,468,715)
  Treasury stock, at cost (Common shares - 5,333 shares as of
   December 31, 2000 and 1999)                                                             (37,731)       (*       (37,731)
  Notes receivable from shareholders                                                    (4,290,204)             (3,086,494)
                                                                                  -------------------     -------------------

Total shareholders' equity                                                              20,078,369               4,242,359
                                                                                  -------------------     -------------------

                                                                                     $  27,656,346            $ 10,028,896
                                                                                  ===================     ===================
*) Reclassified.

The accompanying notes are an integral part of the consolidated financial statements.

ELECTRIC FUEL CORPORATION
AND ITS SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================




                                                                               Year ended December 31,
                                                            ---------------------------------------------------------------
                                                                   2000                  1999                  1998
                                                            -------------------   -------------------    ------------------
                                                                         U.S. dollars (except for share data)
                                                            ---------------------------------------------------------------
Revenues                                                       $   4,053,562         $   2,693,998          $   4,013,263
Cost of revenues        *)                                         4,188,442                     -                      -
                                                            -------------------   -------------------    ------------------

Gross profit (loss)     *)                                          (134,880)            2,693,998              4,013,263
                                                            -------------------   -------------------    ------------------

Research and development, net (Note 12a)  *)                       4,588,137             6,631,075              9,680,410
Sales and marketing expenses                                       4,160,902               760,359              1,061,080
General and administrative expenses                                3,641,220             2,402,284              2,499,559
                                                            -------------------   -------------------    ------------------

Total operating costs and expenses                                12,390,259             9,793,718             13,241,049
-----
                                                            -------------------   -------------------    ------------------

Operating loss                                                   (12,525,139)           (7,099,720)            (9,227,786)
Financial income, net (Note 12b)                                     544,181               190,049                652,042
                                                            -------------------   -------------------    ------------------

Loss before taxes on income                                      (11,980,958)           (6,909,671)            (8,575,744)
Taxes on income (Note 11)                                                  -                 6,017                (43,174)
                                                            -------------------   -------------------    ------------------

Net loss                                                       $ (11,980,958)         $ (6,915,688)          $ (8,532,570)
                                                            ===================   ===================    ==================

Basic and diluted net loss per share                           $       (0.62)         $      (0.48)          $      (0.61)
                                                            ===================   ===================    ==================

Weighted average number of shares used in   computing
basic and diluted net loss per share                              19,243,446            14,334,277             14,013,305
                                                            ===================   ===================    ==================


*) In 1999 and 1998, the Company's cost of revenues was included in research and development costs (see Note 2l).

The accompanying notes are an integral part of the consolidated financial statements.

ELECTRIC FUEL CORPORATION
AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
================================================================================



                                                                                                        Accumulated
                                      Common shares        Additional                     Deferred         other
                                  -----------------------    paid-in     Accumulated       stock       comprehensive     Treasury
                                   Shares       Amount       capital       deficit      compensation   income (loss)       stock
                                  ----------  -----------  ------------ --------------  -------------  --------------- -------------
                                                                                                          U.S. dollars
                                              --------------------------------------------------------------------------------------
Balance as of January 1, 1998     14,218,161   $  142,182   $57,077,708 $  (36,020,457)   $     -         $     436    $         -
Comprehensive loss:
  Unrealized losses on
   available-for-sale                     -             -             -             -           -            (2,379)             -
securities, net
  Net loss                                -             -             -    (8,532,570)          -                 -              -

Total comprehensive loss


Exercise of options                  81,226           812        90,094             -           -                 -              -
Purchase of treasury stock
  (255,333 shares) for notes
  receivable from shareholders
  and compensation
  costs in respect thereof                -             -       110,302             -           -                 -     (1,806,481)
Amortization of deferred stock
  compensation                            -             -       110,000             -           -                 -              -
Issuance of shares as
  compensation for services
  rendered by directors               4,000            40        10,710             -           -                 -              -
Loans granted to shareholders             -             -             -             -           -                 -              -
Payment of interest and
  principal on notes receivable
  from shareholders                       -             -             -             -           -                 -              -
Accrued interest on notes
  receivable from shareholders            -             -             -             -           -                 -              -

                                  ----------  -----------  ------------ --------------  -------------  --------------- -------------

Balance as of December 31, 1998   14,303,387    $ 143,034  $ 57,398,814  $(44,553,027)     $    -          $ (1,943)   $(1,806,481)
                                  ==========  ===========  ============ ==============  =============  =============== =============

                                                       Notes
                                       Total        receivable        Total
                                   comprehensive       from       shareholders'
                                        loss        shareholders     equity
                                   ---------------  ------------  --------------

                                 -----------------------------------------------
Balance as of January 1, 1998                       $(2,440,895)   $18,758,974

Comprehensive loss:
  Unrealized losses on
   available-for-sale               $                         -         (2,379)
securities, net                           (2,379)
  Net loss                            (8,532,570)             -     (8,532,570)
                                   ---------------
Total comprehensive loss            $ (8,534,949)
                                   ===============

Exercise of options                                           -         90,906
Purchase of treasury stock
  (255,333 shares) for notes
  receivable from shareholders
  and compensation
  costs in respect thereof                            1,806,481        110,302
Amortization of deferred stock
  compensation                                                -        110,000
Issuance of shares as
  compensation for services
  rendered by directors                                       -         10,750
Loans granted to shareholders                           (19,158)       (19,158)
Payment of interest and
  principal on notes receivable
  from shareholders                                     147,299        147,299
Accrued interest on notes
  receivable from shareholders                          (92,612)       (92,612)

                                                    ------------  --------------

Balance as of December 31, 1998                      $ (598,885)  $ 10,581,512
                                                    ============  ==============

The accompanying notes are an integral part of the consolidated financial statements.

ELECTRIC FUEL CORPORATION
AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
================================================================================


                                                                                                        Accumulated
                                      Common shares        Additional                     Deferred         other
                                  -----------------------    paid-in     Accumulated       stock       comprehensive     Treasury
                                   Shares       Amount       capital       deficit      compensation   income (loss)       stock
                                  ----------  -----------  ------------ --------------  -------------  --------------- -------------
                                                                                                           U.S. dollars
                                              --------------------------------------------------------------------------------------
Balance as of December 31, 1998   14,303,387   $ 143,034   $ 57,398,814  $(44,553,027)            -      $   (1,943)  $ (1,806,481)
Comprehensive loss:
  Net realized losses on
   available-for-sale                     -            -            -               -             -           1,943              -
securities, net
  Net loss                                -            -            -      (6,915,688)            -               -              -

Issuance of shares, net           1,425,000       14,250 (* 1,279,201               -             -               -    (*1,768,750

Accrued interest on notes
  receivable from shareholders            -            -            -               -             --              -              -
                                  ----------  -----------  ------------  ------------- --------------- --------------- -------------
Total comprehensive loss


Balance as of December 31, 1999   15,728,387     157,284     58,678,015   (51,468,715)            -               -        (37,731)

Payment of interest and
principal
  on notes receivable from                -            -              -             -             -               -              -
  shareholders
Issuance of shares, net           2,512,952       25,130     18,774,023             -             -               -              -
Exercise of options and
  warrants                        3,181,352       31,813      9,373,650             -             -
Deferred stock compensation               -            -         64,174             -       (64,174)              -              -
Amortization of deferred stock
  compensation                            -            -              -             -        46,934               -              -
Amortization of compensation
  related to options issued to
  consultants                             -            -        769,128             -             -               -              -
Accrued interest on notes
  receivable from shareholders            -            -              -             -             -               -              -
Net loss                                  -            -              -   (11,980,958)            -               -              -
                                  ----------  -----------  ------------  ------------- --------------- --------------- -------------

Total comprehensive loss


Balance as of
  December 31, 2000               21,422,691   $ 214,227    $87,658,990  $(63,449,673)    $ (17,240)   $          -      $ (37,731)
                                  ==========  ===========  ============  ============= =============== =============== =============
                                                         Notes
                                         Total        receivable        Total
                                     comprehensive       from        shareholders'
                                         loss        shareholders       equity
                                    ---------------- --------------  -------------

                                  ------------------------------------------------
Balance as of December 31, 1998                       $  (598,885)   $10,581,512

Comprehensive loss:
  Net realized losses on
   available-for-sale               $         1,943             -          1,943
securities, net
  Net loss                               (6,915,688)            -     (6,915,688)
                                    ----------------
Issuance of shares, net                                (2,435,950)       626,251
Accrued interest on notes
  receivable from shareholders      $    (6,917,631)      (51,659)       (51,659)
                                    ================ --------------  -------------
Total comprehensive loss

Balance as of December 31, 1999                        (3,086,494)     4,242,359

Payment of interest and
principal
  on notes receivable from                              2,705,052      2,705,052
  shareholders
Issuance of shares, net                                         -     18,799,153
Exercise of options and
  warrants                                             (3,723,456)     5,682,007
Deferred stock compensation                                     -              -
Amortization of deferred stock
  compensation                                                  -         46,934
Amortization of compensation
  related to options issued to
  consultants                                                   -        769,128
Accrued interest on notes
  receivable from shareholders                           (185,306)      (185,306)
Net loss                             (11,980,958)               -    (11,980,958)
                                    ---------------- --------------  -------------
Total comprehensive loss            $(11,980,958)
                                    ================

Balance as of
  December 31, 2000                                   $(4,290,204)   $20,078,369
                                                     ==============  =============

*) Reclassified.
The accompanying notes are an integral part of the consolidated financial statements.

ELECTRIC FUEL CORPORATION
AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                                                   Year ended December 31,
                                                                  -----------------------------------------------------------
                                                                        2000                 1999                1998
                                                                  -----------------    -----------------   ------------------
                                                                                         U.S. dollars
                                                                  -----------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                           $ (11,980,958)      $   (6,915,688)       $ (8,532,570)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Write-down of investment in an investee                                      -                    -              35,849
    Write-down of property and equipment                                         -                    -           1,251,604
    Depreciation and amortization                                          753,910              710,759             903,945
    Amortization of net premium on marketable securities                         -                    -              21,897
    Capital loss on sale of available-for-sale marketable
      securities, net                                                            -                  107                 150
    Accrued severance pay, net                                             249,195             (298,056)              1,371
    Issuance of shares as compensation for services
      rendered by directors                                                      -                    -              10,750
    Amortization of deferred stock compensation                             46,934                    -             110,000
    Purchase of treasury stock for notes receivable from
      shareholders and compensation costs in
      respect thereof.                                                           -                    -             110,302
    Amortization of compensation related to options issued
      to consultants                                                       769,128                    -                   -
    Accrued interest on notes receivable from shareholders                (230,924)             (51,659)            (92,612)
    Decrease (increase) in trade receivables and
      other accounts receivable and prepaid expenses                    (2,657,682)             464,056             222,540
    Decrease (increase) in inventories                                  (2,163,468)            (670,937)            164,139
    Increase (decrease) in trade payables and other
      accounts payable and accrued expenses                              1,257,016            1,200,315            (852,660)
    Decrease in deferred revenues                                                -             (136,549)           (878,399)
    Other                                                                   (6,330)              (2,868)              5,321
                                                                  -----------------    -----------------   ------------------

Net cash used in operating activities                                  (13,963,179)          (5,700,520)         (7,518,373)
                                                                  -----------------    -----------------   ------------------


The accompanying notes are an integral part of the consolidated financial statements.

ELECTRIC FUEL CORPORATION
AND ITS SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                                                  Year ended December 31,
                                                                  ---------------------------------------------------------
                                                                        2000                1999                1998
                                                                  -----------------   -----------------   -----------------
                                                                                        U.S. dollars
                                                                  ---------------------------------------------------------
Cash flows from investing activities:
------------------------------------
  Purchase of property and equipment                                    (2,858,512)         (1,473,444)           (985,507)
  Investment grant relating to property and equipment                            -                   -             377,901
  Loans granted to shareholders                                           (958,156)                  -             (19,158)
  Repayment of loans granted to shareholders                               225,097                   -                   -
  Proceeds from sale of property and equipment                              57,867              34,643             157,500
  Proceeds from sale of available-for-sale marketable
    securities                                                                   -           3,702,411           1,220,171
                                                                  -----------------   -----------------   -----------------

Net cash provided by (used in ) investing activities                    (3,533,704)          2,263,610             750,907
                                                                  -----------------   -----------------   -----------------

Cash flows from financing activities:
------------------------------------
  Proceeds from issuance of shares, net                                 18,150,710             750,000                   -
  Proceeds from exercise of options and warrants                         5,681,701                   -              90,906
  Payment of interest and principal on notes receivable
    from shareholders                                                    2,705,052                   -             147,299
                                                                  -----------------   -----------------   -----------------

Net cash provided by financing activities                               26,537,463             750,000             238,205
                                                                  -----------------   -----------------   -----------------

Increase (decrease) in cash and cash equivalents                         9,040,580          (2,686,910)         (6,529,261)
Cash and cash equivalents at the beginning of the year                   2,555,645           5,242,555          11,771,816
                                                                  -----------------   -----------------   -----------------

Cash and cash equivalents at the end of the year                    $   11,596,225    $      2,555,645     $      5,242,555
                                                                  =================   =================   =================

Supplementary information on non-cash activities:
-------------------------------------------------
Purchase of property and equipment against trade
  payables                                                          $      227,230    $              -     $             -
                                                                  =================   =================   =================
Purchase of treasury stock in respect of notes
receivable from shareholders                                        $            -    $              -     $     1,806,481
                                                                  =================   =================   =================
      Issuance of shares (including additional paid-in
      capital)    against notes receivable.                         $            -    $      2,435,950     $             -
                                                                  =================   =================   =================

Issuance of shares in respect of prepaid expenses                   $      525,000    $              -     $             -
                                                                  =================   =================   =================

Exercise of options and warrants against notes receivable           $    3,704,076    $              -     $             -
                                                                  =================   =================   =================

Liabilities in respect of share issuance expenses                   $            -    $         123,749    $              -
                                                                  =================   =================   =================

Supplemental disclosure of cash flows activities:
Cash paid during the year for:
    Interest                                                       $        25,537    $          38,202    $          1,045
                                                                  =================   =================   =================

    Income taxes                                                   $        34,149    $          23,430    $         88,340
                                                                  =================   =================   =================

The accompanying notes are an integral part of the consolidated financial statements.

ELECTRIC FUEL CORPORATION
AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

 NOTE 1:-     GENERAL

Electric Fuel Corporation ("EFC," "Electric Fuel," or the "Company") is engaged in the design, development and commercialization of its proprietary zinc-air battery technology for portable consumer electronic devices such as cellular telephones products, as well as for electric vehicles and defense applications. The Company is primarily operating through Electric Fuel Ltd. ("EFL") a wholly-owned Israeli subsidiary.

In November 2000, the Company established a wholly-owned subsidiary in the U.K ("EFL U.K."). The Company has two wholly-owned non-operating subsidiaries in Germany ("GmbH") and in the Netherlands ("BV").

A major portion of the Company's revenues from cellular telephone products is derived from sales by the Company to a single customer. For the years ended December 31, 2000, 1999 and 1998 sales to the abovementioned customer as a percentage of total revenues, were 35.6%, 0% and 0%, respectively.

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP").

              a.     Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

              b.     Financial statements in U.S. dollars:

The Company's transactions are recorded in U.S. dollars, and its subsidiaries-transactions are recorded in new Israeli shekels and pounds; however, the majority of EFL's sales is made outside Israel in U.S. dollars, and a substantial portion of the EFL's costs is incurred in U.S. dollars. The majority of financial transactions of EFL UK is in U.S. dollars and a substantial portion of EFL UK's costs is incurred in U.S. dollars.

Company's management believes that the dollar is the primary currency of the economic environment in which the Company and each of its subsidiaries operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the U.S. dollar.

Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are remeasured into U.S. dollars in accordance with Statement No. 52 "Foreign Currency Translation" of the Financial Accounting Standard Board ("FASB"). All transaction, gains and losses from the remeasured monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses, as appropriate.

              c.     Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

              d.     Cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less.

              e.     Inventories:

ELECTRIC FUEL CORPORATION
AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

Inventories are stated at the lower of cost or market value. Inventory write-offs are provided to cover risks arising from slow-moving items or technological obsolescence. Cost is determined as follows:

                     Raw and packaging materials - by the "moving average basis" method. Work in progress - represents the cost of development in progress.
                     Finished products - on the basis of direct manufacturing costs with the addition of allocable indirect manufacturing costs.

              f.     Property and equipment:

Property and equipment are stated at cost net of accumulated depreciation and investment grants.

Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following annual rates:

                                                                                             %
                                                                               ------------------------------
                     Machinery, equipment and installation                          10 - 25 (mainly 10)
                     Computers and related equipment                                        33
                     Office furniture and equipment                                       6 - 10
                     Motor vehicles                                                         15
                     Leasehold improvements                                     Over the term of the lease

              Impairment in value of property and equipment:

The Company and its subsidiaries periodically assess the recoverability of the carrying amount of property and equipment and provide for any possible impairment loss based upon the difference between the carrying amount and fair value of such assets in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company recorded impairment losses on long-lived assets in the amount of $0, $ 0 and $ 1,251,604 in 2000, 1999 and 1998, respectively.

              g.     Revenue recognition:

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), as amended in June 2000, which summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 during the fourth quarter of 2000. The adoption did not have a significant effect on our consolidated results of operations or financial position.

Revenues from long-term research and development agreements, subcontracted for the U.S. government, are rewarded on a cost plus basis when services are rendered (see Note 9c).

Revenues in respect of products are recognized when the following criteria are met:

                1.    Persuasive evidence of an arrangement exists.
                2.    Delivery has occurred.
                3.    The seller's price to the buyer is fixed or determinable.
                4.    Collectibility is reasonably assured.

ELECTRIC FUEL CORPORATION
AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


The Company's provision for returns is provided in accordance with FAS 48 "Revenue Recognition when Right Of Return Exists," based on the Company's past experience. The Company accrues estimated sales returns upon recognition of sales.

              h.     Warranty costs:

The Company provides a warranty at no extra charge for one year. A provision is recorded to probable costs in connection with warranties, based on the Company's experience.

              i.     Income taxes:

The Company and its subsidiaries account for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." This Statement prescribes the use of the liability method, whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiaries provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

              j.     Royalty-bearing grants:

Royalty-bearing grants from the office of Chief Scientist ("OCS") of the Israeli Ministry of Industry and Trade and from the Israel-U.S. Bi-national Industrial Research and Development Foundation ("BIRD-F") for funding approved research and development projects are recognized at the time the Company is entitled to such grants on the basis of the costs incurred, and included as a deduction of research and development costs.

              k.     Non-royalty-bearing grants:

The Company also received non-royalty-bearing grants from the U.S. Army's Communications Electronics Command ("Cecom") for funding of Defense and Safety Products. These grants are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred and are included as a deduction of research and development costs.

              l.     Cost of revenues:

In 1999 and 1998, the Company's cost of revenues was included in research and development costs, since (i) the Company's production was integrated with the product development process, (ii) it was impossible to segregate the cost of revenues from the research and development expenses, and (iii) these expenses were interrelated by their nature.

              m.     Concentrations of credit risk:

Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and notes receivable from shareholders. Cash and cash equivalents are invested in U.S. dollar deposits with major Israeli, U.S. and U.K. banks. Management believes that the financial institutions that hold the Company's investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The trade receivables of the Company and its subsidiaries are mainly derived from sales to customers located primarily in the United States and Europe. Management believes that credit risks are moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral as deemed necessary. An allowance for doubtful accounts is determined with respect to those accounts that the Company has determined to be doubtful of collection.

The notes receivable from shareholders are from financially sound shareholders.

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

              n.     Basic and diluted net loss per share:

ELECTRIC FUEL CORPORATION
AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

Basic net income (loss) per share is computed based on the weighted average number of Common shares outstanding during each year. Diluted net income per share is computed based on the weighted average number of Common shares outstanding during each year, plus dilutive potential Common shares considered outstanding during the year, in accordance with FASB Statement No. 128, "Earnings Per Share."

All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per Common share because all such securities are anti-dilutive for all periods presented. The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share was 2,812,725, 2,820,679 and 2,964,255 for the years ended December 31, 2000, 1999 and 1998, respectively.

              o.     Accounting for stock-based compensation:

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") in accounting for its employee stock option plans. Under APB 25, when the exercise price of the Company's share options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized. The pro forma disclosures required by SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), are provided in Note 10.

The Company applies SFAS 123 and EITF 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" with respect to options issued to non-employees. SFAS 123 requires use of an option valuation model to measure the fair value of the options at the grant date.

              p.     Advertising costs:

The Company and its subsidiaries expense advertising costs as incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998, was approximately $ 1,453,025, $ 364,957 and $ 255,520, respectively.

              q.     Fair value of financial instruments:

The following methods and assumptions were used by the Company and its subsidiaries in estimating their fair value disclosures for financial instruments:

The carrying amounts of cash and cash equivalents, trade receivable and trade payable approximate their fair value due to the short-term maturity of such instruments.

The carrying amount of the Company's long-term notes receivables from shareholders approximates their fair value. The fair value was estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar type of borrowing arrangements.

              r.     Severance pay:

The Company's liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date. The Company records as expense the net increase in its funded or unfunded severance liability. Employees are entitled to one month's salary for each year of employment, or a portion thereof. The Company's liability for all of its employees is fully provided by monthly deposits with severance pay funds, insurance policies and by an accrual. Deposits with severance pay funds and insurance policies are under the control of the Company.

ELECTRIC FUEL CORPORATION
AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

In addition and according to certain employment agreements, the Company is obligated to provide for a special severance pay in addition to amounts due to certain employees pursuant to Israeli severance pay law. The Company made a provision for this special severance pay.

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies and include immaterial profits.

Severance expenses for the years ended December 31, 2000, 1999 and 1998, amounted to approximately $ 430,943, $ 203,690 and $ 257,160, respectively.

              s.     Research and development cost:

Research and development costs are charged to the statement of operation as incurred.

              t.     Impact of recently issued accounting standards:

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which is required to be adopted in years beginning after June 15, 2000. Since the Company does not use derivatives, management does not anticipate that the adoption of the new Statement will have an effect on earnings or the financial position of the Company.

ELECTRIC FUEL CORPORATION
AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 3:-      OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES


                                                                                 December 31,
                                                                    ------------------------------------
                                                                         2000                1999
                                                                    ----------------    ----------------
                                                                               U.S. dollars
                                                                    ------------------------------------
              Government authorities                                    $ 1,726,282       $     450,825
              U.S. government                                                45,749             273,187
              Employees                                                     162,518              23,412
              Prepaid expenses                                              299,082              22,194
              Other                                                         185,084             180,772
                                                                    ----------------    ----------------

                                                                        $ 2,418,715       $     950,390
                                                                    ================    ================
NOTE 4:-      INVENTORIES

              Raw and packaging materials                               $ 1,581,048       $     783,768
              Work in progress                                              457,319             142,300
              Finished products                                           1,170,581             119,412
                                                                   -----------------  ------------------

                                                                        $ 3,208,948       $   1,045,480
                                                                   =================  ==================

NOTE 5:-      NOTES RECEIVABLE FROM SHAREHOLDERS

In February and May 2000, two officers of the Company exercised options to purchase a total of 263,330 and 550,000, respectively, shares of the Company's Common Stock. In connection with such exercises, the Company granted loans to those two officers to cover their related tax liabilities. Israeli capital gains tax on this transaction was in the form of non-recourse promissory note in the total amount of $ 733,059 bearing interest of Federal Fund + 1%.

ELECTRIC FUEL CORPORATION
AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 6:-      PROPERTY AND EQUIPMENT

              a.     Composition of property and equipment is as follows:

                                                                                                  December 31,
                                                                                      -------------------------------------
                                                                                            2000                1999
                                                                                      -----------------   -----------------
                                                                                                  U.S. dollars
                                                                                       ------------------------------------
                    Cost:
                        Computers and related equipment                                   $    636,997      $      529,790
                        Motor vehicles                                                         389,019             520,851
                        Office furniture and equipment                                         311,885             300,570
                        Machinery, equipment and installations                               8,502,762           5,849,813
                        Leasehold improvements                                                 732,291             475,674
                                                                                       ----------------    ----------------

                                                                                            10,572,954           7,676,698
                                                                                       ----------------    ----------------
                    Accumulated depreciation:
                        Computers and related equipment                                        445,209             357,180
                        Motor vehicles                                                         139,024             200,883
                        Office furniture and equipment                                         162,530             144,840
                        Machinery, equipment and installations                               2,826,656           2,332,352
                        Leasehold improvements                                                 553,471             475,674
                                                                                       ----------------    ----------------

                                                                                             4,126,890           3,510,929
                                                                                       ----------------    ----------------

                    Depreciated cost                                                      $  6,446,064      $    4,165,769
                                                                                       ================    ================

b. Depreciation expense amounted to $ 753,910, $ 710,759 and $ 893,940, for the years ended December 31, 2000, 1999 and 1998, respectively.

 As for charges, see Note 9d.

NOTE 7:-      SHORT-TERM BANK CREDIT

        The Company received a line of credit of up to $751,000 guaranteed by its receivables (up to 75% of the total amount of the receivables as determined from time to time).

NOTE 8:-      OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                                                  December 31,
                                                                                      -------------------------------------
                                                                                            2000                1999
                                                                                      -----------------   -----------------
                                                                                                  U.S. dollars
                                                                                       ------------------------------------
              Employees and payroll accruals                                              $    280,283      $     288,580
              Accrued vacation pay                                                             388,350            233,749
              Accrued expenses                                                                 531,991            663,310
              Warranty                                                                         100,000            100,000
              Royalties                                                                         62,000             68,679
              Other                                                                            182,351             46,445
                                                                                       ----------------   -----------------

                                                                                          $  1,544,975      $   1,400,763
                                                                                       ================   =================

ELECTRIC FUEL CORPORATION
AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 9:-      COMMITMENTS AND CONTINGENT LIABILITIES

              a.     Royalty commitments:

1. Under the Company's research and development agreements with the OCS, and pursuant to applicable laws, the Company is required to pay royalties at the rate of 3%-3.5% of net sales of products developed with funds provided by the OCS, up to an amount equal to 100% of research and development grants received from the OCS (linked to the U.S. dollars. Amount due in respect of projects approved after year 1999 also bears interest of the LIBOR rate).

2. EFL, in cooperation with a U.S. participant, has received approval from the BIRD-F for 50% funding of a project for the development of a hybrid propulsion system for transit buses. The maximum approved cost of the project is approximately $ 1.8 million, and the Company's share in the project costs is anticipated to amount to approximately $ 1.1 million, which will be reimbursed by BIRD-F at the aforementioned rate of 50%.

     Royalties at rates from 2.5%-5% of sales are payable up to a maximum of 150% of the grant received, linked to the U.S. Consumer Price Index. Accelerated royalties are due under certain circumstances.

3. The Company is obligated to pay royalties only on sales of products in respect of which OCS and BIRD-F participated in their development. Should the project fail, the Company will not be obligated to pay any royalties.

     Royalties paid or accrued for the years ended December 31, 2000, 1999 and 1998 to OCS amounted to $70,637, $69,169 and $43,936, respectively and to BIRD-F $0, $0 and $0, respectively.

     As of December 31, 2000, total contingent liability to pay royalties are as follows: OCS (at 100%) - approximately $ 9,010,000; BIRD-F (at 150%) - approximately $ 772,000.

              b.     Lease commitments:

 The Company and its subsidiaries rent their facilities under various operating lease agreements, which expire on various dates, the latest of which is in 2005. The minimum rental payments under non-cancelable operating leases are as follows:

                                         Year ended
                                        December 31
                                   --------------------
                                        U.S. dollars
                                   --------------------

                            2001          429,987
                            2002          391,461
                            2003          396,213
                            2004          217,706
                            2005          174,612
                                   --------------------

                                        1,609,979
                                   ====================

Total rent expenses for the years ended December 31, 2000, 1999 and 1998, were approximately $ 261,000, $ 345,000 and $ 470,000, respectively.

ELECTRIC FUEL CORPORATION
AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

Rental payments are primarily payable in Israeli currency, linked to the Israeli Consumer Price Index ("CPI").

              c.     Agreements related to Research and Development projects:

In 1998, the Company, in cooperation with U.S. participants, entered into Phase I of an agreement with the U.S. government (Department of Transportation - Federal Transit Administration) for the performance of subcontracted services in regard to the construction and operation of a passenger bus for the U.S. government.

The services are priced on a cost plus basis to be paid by the U.S. government and are limited to the maximum approved cost of the project, which is approximately $2,000,000. The Company's share in the project is approximately $1,750,000.

Revenues in respect of Phase I for the years ended December 31, 2000, 1999 and 1998 were $253,582, $1,212,675 and $313,276, respectively.

In addition, during the last quarter of 2000, a phase II was signed, limited to the maximum approved cost of the project,which is approximately $1,361,000. The Company's share in the project is approximately $800,000.

              d.     Charges:

As security for compliance with the terms attached to the investment grants, EFL has registered floating charges on all of its assets, in favor of the State of Israel.

              e.     Guarantees:

The Company obtained bank guarantees in the amount of $ 49,433, mainly in respect of lease agreements. The bank had issued letter of credit totaling approximately $ 123,227.

NOTE 10:-     SHAREHOLDERS' EQUITY

              a.     Shareholders' rights:

The Company's shares confer upon the holders the right to receive notice to participate and vote in the general meetings of the Company and right to receive dividends, if and when declared.

              b.     Financial transactions:

1. Non-recourse notes receivable from employee-shareholders arising from the purchase of 1,500,000 of the Company's shares, matured in 1998. The notes were renewed as recourse notes, due on December 31, 2007, bearing interest of 5.5% or linked to the Israeli CPI, whichever is higher. In April 1998, the terms of the recourse notes were amended such that the Company would have recourse only to certain termination compensation due to the employee-shareholders (which exceeds the amounts outstanding under the notes), or if terminated for cause, the employee-shareholders would continue to be personally liable.

     Additionally, the Company agreed to purchase Company shares from the employee-shareholders, at prevailing market prices, up to the full amount outstanding under the notes and to grant new options at exercise prices equal to prevailing market prices, in the amount that the shares were sold by the employee-shareholders.

     In March 2000, the employee-shareholders exercised certain stock options. The proceeds from the sale of these options were allocated to the return of the loan referred to above. As of December 31, 2000, the balance of the loan was approximately $ 50,000.

ELECTRIC FUEL CORPORATION
AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

2. In 1998, the Company purchased 255,333 shares from employee-shareholders (which shares such employees acquired upon the exercise of employee share options) for the aggregate amount outstanding under certain non-recourse notes given by such shareholders upon the Company's financing of the exercise price of such options. As a result of this transaction, compensation expense in the amount of approximately $ 110,000 was recorded in 1998.

3. In 1998, 4,000 shares of the Company's Common shares were issued to directors. Accordingly, the Company recorded compensation expense of $ 10,710.

4. On December 3, 1999, two officers of the Company each purchased 125,000 Common shares out of the Company's treasury at the closing price of the Common stock on December 2, 1999. Each such officer's purchase price of $ 167,975 was financed by the Company on the term disclosed in subsection 1.

5. On December 28, 1999, the Company entered into an agreement with a group of private investors, including Mr. Leon S. Gross, a director of Electric Fuel Corporation and one of the existing shareholders. Pursuant to the agreement, the Company issued 1,425, 000 shares of Common stock for total purchase price of $ 2,850,000. The Company also issued warrants to purchase up to an additional 1,425,000 shares of the Company's Common stock to the investors. Pursuant to the terms of these warrants, a total of 251,196 shares of Common stock were issued to such warrant holders in 2000 on a cashless exercise basis. As of December 31, 2000, 1,050,000 warrants had been exercised, in addition to the warrants issued on a cashless basis.

6. On January 5, 2000, the Company entered into a Common Stock Purchase Agreement with a group of private investors. Pursuant to this agreement, on January 10, 2000, the Company issued 385,000 shares of Common stock to the investors for a total purchase price of $ 962,500.

7. On February 9, 2000 and in May 2000, certain officers of the Company exercised options to purchase a total of 263,330 and 550,000, respectively, shares of the Company's Common stock, paying the exercise price in the form of ten-years non-recourse promissory notes in an aggregate amount of $ 658,326 and $ 3,045,750, respectively. The notes are secured by the shares issued upon exercise of such options, bearing interest of federal fund rate + 1% (the interest on the notes is fully recourse).

8. On May 17, 2000, the Company entered into an agreement with an investor, pursuant to which, the Company issued 1,000,000 Shares of Common Stock to the investor, at a price of $ 10 per share, for a total purchase of $ 10,000,000. In addition, according to the agreement, the Company issued 92,952 shares of Common stock, according to the anti-dilution calculation stated in this agreement.

9.   On May 25, the Company repriced and fully exercised 150,000 warrants from $
     6.6 per share to $ 4.95 and 160,000 warrants from $ 3.375 per share to $
     4.95. A compensation of $ 26,260 was recorded.

10. On November 17, 2000, the Company entered into an agreement with a venture capital fund, pursuant to which the Company issued 1,000,000 shares of Common stock to the investor, at a price of $ 8.375 per share, for a total purchase of $ 8,375,000. The Company also issued warrants to purchase an additional 1,000,000 shares of Common stock to the investor, with an exercise price of $ 11.31-$ 12.56 per share. In addition, the Company issued warrants to purchase 150,000 shares of Common stock with an exercise price of $ 9.63-$ 12.56 to an investment banker involved in this agreement. (716,667 warrants are to be expired on November 17, 2005 and 433,333 warrants are to be expired on August 17, 2001).

11. In June 2000, 35,000 shares of Common stock were issued to a supplier. Accordingly, the Company recorded compensation expenses of $ 405,000 and prepaid expenses of $ 120,000 as of December 31, 2000.

              c.     Common share option plans:

ELECTRIC FUEL CORPORATION
AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1. The Company has adopted the following share option plans, whereby options may be granted for purchase of the Company's Common shares. Under the terms of the employee plans, the Board of Directors or the designated committee will grant options and will determine the vesting period and the exercise terms.

a) 1991 Employee Option Plan - 2,115,600 shares reserved for issuance, of which 33,692 are available for future grant to employees.

b) 1993 Employee Option Plan - as amended, 4,200,000 shares reserved for issuance, of which 1,546,613 are available for future grant to employees.

c) 1998 Employee Option Plan - as amended, 3,250,000 shares reserved for issuance, of which 1,662,769 are available for future grant to employees and consultants.

d) 1995 Non-Employee Director Plan - 500,000 shares reserved for issuance, of which 205,000 are available for future grant to directors.

     Such directors will receive an initial grant of options to purchase
     25,000 shares of the Company's Common stock and thereafter will receive options to purchase 10,000 shares of Common stock per year for serving on the Board of Directors. All employee options will be granted at fair market value.

2. Under these plans, options generally expire no later than 10 years from the date of grant. Each option can be exercised to purchase one share, conferring the same rights as the other Common shares. Options that are cancelled or forfeited before expiration become available for future grants.

     The options generally vest over a three-year period (33.3% per annum).

ELECTRIC FUEL CORPORATION
AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                     3. A summary of the status of the Company's plans and other share options (except for options granted to consultants) granted as of December 31, 2000, 1999 and 1998, and changes during the years ended on those dates, is presented below:

                                                                  2000                   1999                    1998
                                                         ----------------------- ---------------------- -----------------------
                                                                      Weighted               Weighted                Weighted
                                                                       average                average                 average
                                                                      exercise               exercise                exercise
                                                           Number       price      Number      price      Number       price
                                                         -----------  ---------- ----------- ---------- ----------- ----------
                                                                          $                      $                       $
                                                                      ----------             ----------              ----------
                           Options outstanding at
                              beginning of year           2,820,679    $ 3.44     2,964,255  $   3.70    1,616,363    $ 5.38
                           Changes during year:
                           Granted(1)                     1,598,233    $ 4.58       496,475  $   1.56    1,775,421    $ 2.79
                           Exercised                     (1,715,628)   $ 3.84             -     -          (81,226)   $ 1.12
                           Repriced:
                           Old exercise price              (310,000)   $ 4.95             -     -         (536,450)   $ 6.16
                           New exercise price               310,000    $ 4.95             -     -          536,450    $ 3.08
                           Forfeited or canceled            (79,059)   $ 4.93      (640,051) $   3.25     (346,303)   $ 2.70
                                                         -----------  ---------- ----------- ---------- -----------  ----------

                           Options outstanding at
                              end of year                 2,624,225    $ 3.82     2,820,679  $   3.44    2,964,255    $ 3.70
                                                         ===========  ========== =========== ========== ===========  ==========

                           Options exercisable at
                             end of year                  1,078,332    $ 3.81     2,082,390  $   3.91    1,638,834    $ 3.67
                                                         ===========  ========== =========== ========== ===========  ==========

(1) Includes 870,000, 182,500 and 803,325 options granted to related parties in 2000, 1999 and 1998, respectively.

ELECTRIC FUEL CORPORATION
AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


4. The following table summarizes information about options outstanding as of December 31, 2000:

                                        Options outstanding                                             Options exercisable
        ------------------------------------------------------------------------------------- --------------------------------------
                             Number outstanding         Weighted              Weighted         Number exercisable
             Range of         at December 31,      average remaining      average exercise      at December 31,     Weighted average
         exercise prices            2000            contractual life           price                  2000            exercise price
        ------------------- --------------------- --------------------- --------------------- --------------------- ----------------
                $                                        Years                   $                                            $
        -------------------                       --------------------- ---------------------                       ----------------
               0.35-2              440,170                8.84                  1.37              166,541                    1.37
                  3-4              652,055                6.47                  3.02              446,125                    2.92
                  4-6            1,387,000                9.42                  4.60              335,666                    4.89
                  6-8              135,000                 7.3                  7.22              120,000                    7.25
            8 and above             10,000                6.54                  9.06               10,000                    9.06
                                 ---------                                     -----            ---------                  ------
                                 2,624,225                                      3.82            1,078,332                    3.83
                                 ---------                                     -----            ---------                  ------


The compensation cost that has been charged in the consolidated statements of operations in respect of options to employees in 2000, 1999 and 1998 was $ 46,934, $ 0 and $ 222,302, respectively. Such amount is presented as a reduction of shareholders' equity and is amortized ratably over the vesting period of the related options.

Weighted-average fair values and exercise price of options on dates of grant are as follows:

                                  Equals market price               Exceeds market price              Less than market price
                      ------------------------------------     ------------------------------     ----------------------------------
                        2000         1999          1998          2000         1999    1998          2000         1999        1998
                      ---------    ----------    ---------     ---------    -------  --------     -------     ---------    ---------
    Weighted average
     exercise prices     4.580        1.560         2.930         7.125        -       2.688         5.270      -             2.507
   Weighted average
     fair value on
     grant date          4.120        1.320         2.802         3.760        -       2.460         6.600      -             3.107

Because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the existing option pricing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

ELECTRIC FUEL CORPORATION
AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                     Pro forma information under SFAS 123:

 Pro forma information regarding net loss is required by SFAS No. 123 (for grants issued after December 1994), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions

                                                                              2000              1999             1998
                                                                         ----------------  ---------------  ---------------
                            Dividend yield                                          0%                0%              0%
                            Expected volatility                                    95%              120%            103%
                            Risk-free interest                                   6.5%              5.5%        4.5-5.6%
                            Expected life of up to                           10 years          10 years         10 years

                                                     2000                        1999                          1998
                                         ------------------------------ ------------------------    ----------------------------
                                              As             Pro-            As          Pro-           As             Pro-
                                           reported         forma         reported      forma        reported         forma
                                         -------------- --------------- -------------- ---------    ------------   -------------
                                                                              U.S. dollars
                                         ---------------------------------------------------------------------------------------
                               Net loss  $ (11,980,958) $(14,006,038)  $(6,915,688)   $(8,367,584) (8,532,570)  $(11,633,365)
                                         ============== =============  ============   ============ ===========  ==============
                      Basic and diluted
                           net loss per
                                  share  $       (0.62)  $     (0.73)   $    (0.48)   $     (0.58)   $  (0.61)   $     (0.83)
                                         ============== =============  ============   ============ ===========  ==============

                     5.     Options issued to consultants:

a) The Company's outstanding options to consultants as of December 31, 2000, are as follows:

                              Options for Exercise
                                                          Common            price          Options          Exercisable
                                    Issuance date         shares          per share      exercisable          through
                                 -------------------- ---------------- ---------------- ---------------  ------------------
                                                                              $
                                                                       ----------------
                                   Previous years           166,814*        6.94               2,286        August 2001
                                   February 2000             11,000         7.125             11,000         10 years
                                   August 2000               16,250     5.125 and 10          16,250         10 years
                                   December 2000            119,508     5.125 and 10         119,508         10 years

*  As of December 31, 2000, 164,528 warrants had been exercised.

b) The Company had accounted for its options to consultants under the fair value method of SFAS No. 123 and EITF 96-18. The fair value for these options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2000: risk-free interest rates of 6.5%, dividend yields of 0%, volatility factors of the expected market price of the Company's Common shares of 95%, and a weighted-average expected life of the options of approximately 10 years.

ELECTRIC FUEL CORPORATION
AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


c) In connection with the grant of stock options to consultants, the Company recorded stock compensation expenses totaling $ 769,128 through December 31, 2000.

6.   Dividends:

     In the event that cash dividends are declared in the future, such dividends will be paid in U.S. dollars. The Company does not intend to pay cash dividends in the foreseeable future.

NOTE 11:-     INCOME TAXES

              a.     Taxation of U.S. parent company (EFC):

 As of December 31, 2000, EFC Inc. has operating loss carryforwards for U.S. federal income tax purposes of approximately $ 2,465,000, which are available to offset future taxable income, if any, expiring in 2010.

              b.     Israeli subsidiary (EFL):

                    1. Tax benefits under the Law for the Encouragement of Capital Investments, 1959 ("the law"):

EFL's manufacturing facility has been granted "Approved Enterprise" status under the abovementioned law, and is entitled to investment grants from the State of Israel of 38% on property and equipment located in Jerusalem, and 20% on property and equipment located at its plant in Beit Shemesh, and to reduced tax rates on income arising from the "Approved Enterprise," as detailed below.

The approved investment program is in the amount of approximately $ 500,000. EFL effectively operated the program during 1993, and is entitled to the tax benefits available under the law. EFL is entitled to additional tax benefits as a "foreign investment company," as defined by the law. In 1995, EFL received approval for a second "Approved Enterprise" program for investment in property and equipment, in the amount of approximately $ 6,000,000, and approval for grants at the abovementioned rates, for these approved property and equipment.

The entitlement to the above benefits is conditional upon the Company's fulfilling the conditions stipulated by the above law, regulations published thereunder and the instruments of approval for the specific investments in "approved enterprises." In the event of failure to comply with these conditions, the benefits may be canceled and the Company may be required to refund the amount of the benefits, in whole or in part, including interest. As of December 31, 2000, the Company fulfilled all conditions.

                            The main tax benefits available to EFL are:

                            a)     Reduced tax rates:

During the period of benefits (seven to ten years), commencing in the first year in which EFL earns taxable income from the "Approved Enterprise," a reduced corporate tax rate of 10%-25% (depending on the percentage of foreign ownership, based on present ownership percentages of 15%) will apply, instead of the regular tax rates (see 4. below).

The period of tax benefits, detailed above, is subject to limits of 12 years from the commencement of production, or 14 years from the approval date, whichever is earlier. Hence, the first program will expire in the year 2007 and the second in the year 2009. The benefits have not yet been utilized since the Company has no taxable income, since its incorporation.

ELECTRIC FUEL CORPORATION
AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                            b)     Accelerated depreciation:

     EFL is entitled to claim accelerated depreciation in respect of machinery and equipment used by the "Approved Enterprise" for the first five years of operation of these assets.

2. Measurement of results for tax purposes under the Income Tax Law (Inflationary Adjustments), 1985

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

3. Tax benefits under the Law for the Encouragement of Industry (Taxation), 1969:

     EFL is an "industrial company," as defined by this law and, as such, is entitled to certain tax benefits, mainly accelerated depreciation, as prescribed by regulations published under the inflationary adjustments law, the right to claim public issuance expenses and amortization of know-how, patents and certain other intangible property rights as deductions for tax purposes.

4.   Tax rates applicable to income from other sources:

     Income from sources other than the "Approved Enterprise," is taxed at the regular rate of 36%.


5.   Tax rates applicable to income distributed as dividends by EFL:

     The effective taxes on income distributed by EFL to its parent company, EFC, would increase as a result of the Israeli withholding tax imposed upon such dividend distributions. The overall effective tax rate on such distribution would be 28%, in respect to income arising from EFL's "Approved Enterprise," and 44% in respect of other income. EFL does not have any earnings available for distribution as dividend, nor does it intend to distribute any dividends in the foreseeable future.

6.   Tax loss carryforwards:

     As of December 31, 2000, EFL has operating loss carryforwards for Israeli tax purposes of approximately $ 65 million, which are available, indefinitely, to offset future taxable income.

              c.     European subsidiaries:

     Income of the European subsidiaries, which is derived from intercompany transactions, is based on the tax laws in their countries of domicile.

ELECTRIC FUEL CORPORATION
AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================



              d.     Deferred income taxes:

 Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets resulting from tax loss carryforward are as follows:

                                                                                                December 31,
                                                                                  -----------------------------------------
                                                                                        2000                    1999
                                                                                  ------------------      -----------------
                                                                                                U.S. dollars
                                                                                  -----------------------------------------
                     Domestic income taxes:
                        Deferred tax asset *)                                        $    862,750         $        70,000
                        Less - valuation allowance                                       (862,750)                (70,000)
                                                                                  ------------------      -----------------

                                                                                     $            -       $             -
                                                                                  ==================      =================
                     Foreign income taxes:
                        Deferred tax asset *)                                        $  8,125,000         $     7,300,000
                        Less - valuation allowance                                     (8,125,000)             (7,300,000)
                                                                                  ------------------      -----------------

                                                                                     $            -       $              -
                                                                                  ==================      =================

   The Company and its subsidiaries provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized.

*) Mainly in respect of loss carryforwards, deductible expenditures reported as a reduction of the proceeds from issuing shares, accrued severance pay and depreciation on property and equipment.

              e.     Loss before taxes on income:


                                                                                Year ended December 31
                                                            ---------------------------------------------------------------
                                                                   2000                  1999                  1998
                                                            -------------------   -------------------    ------------------
                                                                                    U.S. dollars
                                                            ---------------------------------------------------------------
                    Domestic                                 $  (2,021,661)          $    (232,205)       $     (313,902)
                    Foreign                                     (9,959,297)             (6,677,466)           (8,261,842)
                                                            -------------------   -------------------    ------------------

                                                             $ (11,980,958)          $  (6,909,671)       $   (8,575,744)
                                                            ===================   ===================    ==================

              f.     Income taxes included in the statements of operations:


                    U.S.                                     $           -           $       6,017        $       22,993
                    Europe                                               -                       -               (66,167)
                                                            -------------------   -------------------    ------------------

                                                             $           -           $       6,017        $      (43,174)
                                                            ===================   ===================    ==================


ELECTRIC FUEL CORPORATION
AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 12:-     SELECTED STATEMENTS OF OPERATIONS DATA

              a. Research and development, net (previous years included also COGS):

                     Research and development costs                $ 5,546,519          $ 7,834,051         $ 10,169,956
                     Less royalty-bearing grants                       958,382            1,202,976              489,546
                                                               -----------------    -----------------    -----------------

                                                                   $ 4,588,137          $ 6,631,075         $  9,680,410
                                                               =================    =================    =================
              b.     Financial income, net:

                                       Financial expenses:
                                Interest, bank charges and
                                                      fees         $   (67,480)         $   (71,074)        $    (29,485)
                                          Foreign currency
                                   translation differences            (219,043)             (32,661)             (34,154)
                                                               -----------------    -----------------    -----------------

                                                                      (286,523)            (103,735)             (63,639)
                                                               -----------------    -----------------    -----------------
                                         Financial income:
                                                  Interest             830,704              293,784              715,681
                                                               -----------------    -----------------    -----------------

                     Total                                         $   544,181          $   190,049         $    652,042
                                                               =================    =================    =================

NOTE 13:-     RELATED PARTY DISCLOSURES

                                                                                Year ended December 31,
                                                               -----------------------------------------------------------
                                                                     2000                 1999                 1998
                                                               -----------------    -----------------    -----------------
                                                                                     U.S. dollars
                                                               -----------------------------------------------------------
             Transactions:
             Selling, general and administrative
               expenses                                            $  28,800            $  15,750           $   38,404
                                                               =================    =================    =================

             Financial income, net (see Note 5 and
               Note 10(b)(7))                                      $ 230,924            $  51,659           $   92,612
                                                               =================    =================    =================

                                                                                                December 31,
                                                                                    --------------------------------------
                                                                                          2000                 1999
                                                                                    -----------------    -----------------
                                                                                                U.S. dollars
                                                                                    --------------------------------------
             Balances:
               Other accounts payable and accruals                                           -           $   15,750
                                                                                    =================    =================


ELECTRIC FUEL CORPORATION
AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 14:-     SEGMENT INFORMATION
              a.     General:

     In 1998, the Company adopted, FAS 131, "Disclosures About Segments of an Enterprise and Related Information," which was issued in June 1997 by the FASB.

1. Criteria used by management to determine the enterprise's reportable segments:

     The Company's reportable segments are strategic business units that offer different products. They are managed separately because each business requires different marketing strategies.

2. The Company is involved in the research, development and commercial use of zinc-air electrochemical technology for primary and reusable battery systems. The Company operates in three business segments: consumer batteries, electric vehicles, and defense and safety products.

ELECTRIC FUEL CORPORATION
AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


b. The following is information about reported segment gains, losses and assets:

                                                                   Defense
                                                   Electric      and safety      Consumer          All
                                                   vehicles       products       batteries        other          Total
                                                  ----------     -----------    -----------     ----------     -----------
                                                                               U.S. dollars
                                                  ------------------------------------------------------------------------
                                          2000:
                                          -----
                          Revenues from outside
                     --------------------------
                                      customers   $    310,441   $  1,168,054   $  2,563,621   $     11,446   $  4,053,562
                           Depreciation expense       (249,796)       (60,612)      (239,668)      (203,834)      (753,910)
                            Direct expenses (1)       (472,770)    (1,120,020)   (10,246,938)    (3,985,063)   (15,824,791)
                                                  ------------   ------------   ------------   ------------    -----------
                             Segment gross loss   $   (412,125)  $    (12,578)  $ (7,922,985)  $ (4,177,451)   (12,525,139)
                                                  ============   ============   ============   ============    ===========
                          Financial income, net                                                                    544,181
                                                                                                               -----------
                                       Net loss                                                               $(11,980,958)
                                                                                                             =============

                                 Segment assets   $    908,414   $    556,863   $  7,527,160   $    662,575   $  9,655,012
                                                  ============   ============   ============   ============    ===========

                       Expenditures for segment   $          -   $      7,671   $  2,767,083   $    310,988   $  3,085,742
                     ==========================
                                         assets   ============   ============   ============   ============    ===========

                                          1999:
                          Revenues from outside
                     ==========================
                                      customers   $  1,229,854   $    979,123   $    254,991   $    230,030   $  2,693,998
                           Depreciation expense       (234,550)       (85,291)      (149,259)      (241,659)      (710,759)
                            Direct expenses (1)     (2,659,478)    (1,242,652)    (3,007,398)    (2,173,431)    (9,082,959)
                                                  ------------   ------------   ------------   ------------    -----------
                             Segment gross loss   $ (1,664,174)  $   (348,820)  $ (2,901,666)  $ (2,185,060)    (7,099,720)
                                Taxes on income                                                                     (6,017)
                          Financial income, net                                                                    190,049
                                                                                                               -----------
                                       Net loss                                                               $ (6,915,688)
                                                                                                              ============

                                 Segment assets   $  1,129,771   $    360,553   $  1,516,519   $  1,158,926   $  4,165,769
                                                  ============   ============   ============   ============    ===========
                       Expenditures for segment
                     ==========================   $    221,808   $     80,657   $    942,450   $    228,529   $  1,473,444
                                         assets   ============   ============   ============   ============    ===========

                                          1998:
                          Revenues from outside
                                      customers   $  2,792,000   $  1,181,000   $          -   $     40,263   $  4,013,263
                           Depreciation expense       (526,000)       (37,000)        (7,000)      (323,940)      (893,940)
                        Direct expenses (1) (2)     (4,766,000)    (1,188,000)    (3,011,000)    (3,382,109)   (12,347,109)
                                                  ============   ============   ============   ============    ===========
                             Segment gross loss   $ (2,500,000)  $    (44,000)  $ (3,018,000)  $ (3,665,786)    (9,227,786)
                                                  ============   ============   ============   ============
                                Taxes on income                                                                     43,174
                          Financial income, net                                                                    652,042
                                                                                                               -----------
                                       Net loss                                                               $ (8,532,570)
                                                                                                               ===========
                                 Segment assets   $  1,153,000   $    369,000   $    730,000   $  1,182,859   $  3,434,859
                                                  ============   ============   ============   ============    ===========
                       Expenditures for segment
                     ==========================
                                         assets   $     75,000   $     67,000   $    694,000   $    149,507   $    985,507
                                                  ============   ============   ============   ============    ===========

(1)  Including selling, general and administrative expenses.

ELECTRIC FUEL CORPORATION
AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

(2) Including non-cash expense derived from write-down of property and equipment in the amount of $ 1.25 million.

              c.     Summary information about geographic areas:

 The following presents total revenues according to end customers location for the years ended December 31, 2000, 1999 and 1998, and long-lived assets as of December 31, 2000, 1999 and 1998:

                                         2000                            1999                           1998
                             ------------------------------  ------------------------------  -----------------------------
                                Total         Long-lived        Total         Long-lived        Total        Long-lived
                               revenues         assets         revenues         assets         revenues        assets
                             --------------  --------------  --------------  --------------  --------------  -------------
                                                                    U.S. dollars
                             ---------------------------------------------------------------------------------------------
               U.S.A.          $ 2,664,105   $      62,914     $ 2,282,643    $     36,038     $ 1,374,261   $      43,757
               Germany              51,988               -          71,198               -       2,138,690               -
               Italy               183,700               -          20,712               -         295,937               -
               Israel               62,965       6,383,150          50,966       4,129,731         204,375       3,391,102
               England             211,349               -          59,400               -               -               -
               Other               879,455               -         209,079               -               -               -
                             --------------  --------------  --------------  --------------  --------------  -------------

                               $ 4,053,562     $ 6,446,064     $ 2,693,998     $ 4,165,769     $ 4,013,263     $ 3,434,859
                             ==============  ==============  ==============  ==============  ==============  =============

              d.     Revenues from major customers:


                                                                     2000                 1999                 1998
                                                               -----------------    -----------------    -----------------
                                                                                           %
                                                               -----------------------------------------------------------
                    Electric vehicles:
                       Customer A                                       -                    -                   51
                       Customer B                                       6                   45                    8

                    Defense and safety products:
                       Customer C                                       7                   13                    8

                    Consumer batteries
                       Customer D                                      36                    -                    -


                                                   SUPPLEMENTARY FINANCIAL DATA

                          Quarterly Financial Data (unaudited) for the two years ended December 31, 2000
                          ------------------------------------------------------------------------------

                                                                                       Quarter Ended
                                                           ---------------------------------------------------------------------
                         2000                                   March 31           June 30       September 30    December 31
    ---------------------------------------------               --------           -------       ------------    -----------
Net revenue................................................   $     652,946    $     632,541    $     566,367    $  2,201,708
Gross loss................................................. ( $   1,423,902) ( $   1,230,490) ( $   1,211,023) ( $    857,602)
Net loss................................................... ( $   2,473,739) ( $   2,860,494) ( $   2,753,504) ( $  3,893,221)
Net loss per share - basic and diluted.....................           (0.14)           (0.15)           (0.14)           (0.19)
Shares used in per share calculation.......................      17,166,343       18,935,208       20,231,991       20,843,030

                         1999
    ---------------------------------------------
Net revenue................................................   $     554,481    $     572,177    $     781,260    $     786,080
Gross loss................................................. ( $   1,576,849) ( $   1,011,010) ( $     855,926) ( $     477,104)
Net loss................................................... ( $   2,394,900) ( $   1,617,569) ( $   1,537,709) ( $   1,365,510)
Net loss per share - basic and diluted.....................           (0.17)           (0.12)           (0.11)           (0.10)
Shares used in per share calculation.......................      14,048,054       14,048,054       14,048,054       14,173,332

                                 EXHIBIT INDEX

   Exhibit No.              Description
   ----------               -----------
    3.1.1...... Amendment to our Amended and Restated Certificate of
                  Incorporation
/+/ 10.19.1.... Second Amended and Restated Employment Agreement, effective as of January 1, 2000 between us, EFL and Yehuda Harats
/+/ 10.19.2.... Letter dated January 12, 2001 amending the Second Amended and
                  Restated Employment Agreement, effective as of January 1,
                  2000 between us, EFL and Yehuda Harats
/+/ 10.20.1.... Second Amended and Restated Employment Agreement, effective as of January 1, 2000 between us, EFL and Robert S. Ehrlich
/+/ 10.20.2.... Letter dated January 12, 2001 amending the Second Amended and
                  Restated Employment Agreement, effective as of January 1,
                  2000 between us, EFL and Robert S. Ehrlich
/+/ 10.22.1.... Amendment dated January 12, 2001 to Employment Agreement dated May 13, 1997 between us, EFL, and Joshua Degani
    10.40...... Share and Assets Purchase Agreement dated March 15, 2000 among us, Tadiran Limited, Tadiran Batteries Limited and Tadiran
                  Limited
    10.41...... Stock Purchase Agreement dated March 15, 2000 between us and
                  Koor Industries Ltd.
    10.42...... Registration Rights Agreement dated March 15, 2000 between us,
                  Tadiran Limited and Koor Industries Ltd.
    10.43...... Voting Rights Agreement dated March 15, 2000 among made as of
                  March 15, 2000 by and among us, Robert S. Ehrlich and Yehuda
                  Harats, Koor Industries Ltd. and Tadiran Limited
    10.51...... Promissory Note dated January 12, 2001, from Yehuda Harats to us
    10.52...... Promissory Note dated January 12, 2001, from Robert S. Ehrlich to us
    10.53...... Promissory Note dated January 12, 2001, from Joshua Degani to us
    10.54...... Agreement of Lease dated December 5, 2000 between us as tenant and Renaissance 632 Broadway LLC as landlord
    23.1....... Consent of Kost Forer & Gabbay
    23.2....... Consent of Kesselman & Kesselman
    99......... Important factors regarding forward-looking statements

________________________
+ Includes management contracts and compensation plans and arrangements