Form 10-Q
period 2001-03-31
ELECTRIC FUEL CORP
filed 2001-05-14
CIK 916529

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.
                                                ---------------

                         Commission file number: 0-23336
                                                 -------

                            ELECTRIC FUEL CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                               954302784
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


632 Broadway, Suite 301, New York, New York                         10012
 (Address of principal executive offices)                        (Zip Code)

                                 (212) 529-9200
    ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

           120 Wood Avenue South, Suite 300, Iselin, New Jersey 08830
                 (Former address, if changed since last report)

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

The number of shares outstanding of the issuer's common stock as of May 11, 2001 was 26,359,397.

================================================================================

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Interim Consolidated Financial Statements (Unaudited):
--------------------------------------------------------------
Consolidated Balance Sheets at March 31, 2001 and December 31, 2000 .......................... 3-4
Consolidated Statements of Operations for the Three Months Ended March 31, 2001
     and 2000 ................................................................................   5
Consolidated Statements of Changes in Stockholders' Equity during the Three-Month
     Period Ended March 31, 2001 .............................................................   6
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001
     and 2000 ................................................................................ 7-8
Note to the Interim Consolidated Financial Statements ........................................   9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
     of Operations ...........................................................................  10
     -------------

Item 3 - Quantitative and Qualitative Disclosures about Market Risk ..........................  14
-------------------------------------------------------------------

PART II - OTHER INFORMATION

Item 2 - Change in Securities ................................................................  15
-----------------------------

SIGNATURES ...................................................................................  16

                           ELECTRIC FUEL CORPORATION

     Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                           March 31, 2001         December 31, 2000
                                                                         ------------------     ---------------------
                                 ASSETS                                      (Unaudited)              (Audited)
CURRENT ASSETS:
    Cash and cash equivalents ...........................................$        7,743,541     $          11,596,225
    Trade receivables ...................................................           489,799                 2,212,434
    Other receivables ...................................................         2,462,202                 2,418,715
    Inventories .........................................................         5,709,150                 3,208,948
                                                                         ------------------     ---------------------
              Total current assets ......................................        16,405,092                19,436,322
Notes receivable from stockholders ......................................           797,854                   778,677
                                                                         ------------------     ---------------------
Severance pay fund ......................................................         1,026,283                   995,283
                                                                         ------------------     ---------------------

FIXED ASSETS:
    Cost ................................................................        10,955,556                10,572,954
    Less - accumulated depreciation and amortization ....................         4,390,888                 4,126,890
                                                                         ------------------     ---------------------
                                                                                  6,564,668                 6,446,064
                                                                         ------------------     ---------------------
                                                                         $       24,793,897     $          27,656,346
                                                                         ==================     =====================

--------------------------------------------------------------------------------

    The accompanying notes are an intergal part of the Financial Statements.

                           ELECTRIC FUEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                                  March 31, 2001           December 31, 2000
                                                                                -------------------       --------------------
                                                                                   (Unaudited)                 (Audited)
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Trade payables ............................................................. $      2,896,181          $      3,242,460
    Other payables .............................................................        1,665,294                 1,544,975
                                                                                -------------------       --------------------
       Total current liabilities ...............................................        4,561,475                 4,787,435
Liability for Employee Rights Upon Retirement ..................................        2,963,626                 2,790,542
                                                                                -------------------       --------------------
       Total liabilities .......................................................        7,525,101                 7,577,977
                                                                                -------------------       --------------------
STOCKHOLDER'S EQUITY:
    Common stock - $0.01 par value
    Authorized - 100,000,000 shares
    Issued - 21,422,691 shares and 21,985,983 shares as of December 31, 2000 and
      March 31, 2001 respectively
    Outstanding - 21,417,358 shares and 21,980,650 shares as of December 31,
      2000 and March 31, 2001 respectively .....................................          219,858                   214,227
    Preferred stock - $0.01 par value
      Authorized - 1,000,000 shares, no shares outstanding .....................           -                         -
       Additional paid-in capital ..............................................       90,595,581                87,658,990
       Deferred stock compensation .............................................          (13,285)                  (17,240)
       Accumulated deficit .....................................................      (66,874,637)              (63,449,673)
       Treasury stock, at cost (common stock - 5,333 shares) ...................          (37,731)                  (37,731)
       Notes receivable from stockholders ......................................       (6,620,990)               (4,290,204)
                                                                                -------------------       --------------------
       Total stockholders' equity ..............................................       17,268,796                20,078,369
                                                                                -------------------       --------------------
                                                                                 $     24,793,897          $     27,656,346
                                                                                ===================       ====================

--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the Financial Statements.

                           ELECTRIC FUEL CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

--------------------------------------------------------------------------------

                                                                       Three months ended March 31,
                                                                 --------------------------------------
                                                                       2001                 2000
                                                                 ------------------   -----------------
Revenues *) .....................................................$         725,959    $        652,946
Cost of revenues *) .............................................          961,785                 -
                                                                 ------------------   -----------------
Gross loss *) ...................................................         (235,826)                -
                                                                 ------------------   -----------------
Research and development expenses, net *) .......................          769,939           2,090,221
Sales and marketing expenses ....................................        1,797,888             448,034
General and administrative expenses .............................          896,180             583,878
                                                                 ------------------   -----------------
                                                                         3,464,007           3,122,133
                                                                 ------------------   -----------------
Operating loss ..................................................       (3,699,833)         (2,469,187)
Financial income (expenses), net ................................          274,869              (4,560)
                                                                 ------------------   -----------------
Loss for the period .............................................$      (3,424,964)   $     (2,473,747)
                                                                 ==================   =================
Loss per share ..................................................$           (0.16)   $          (0.14)
                                                                 ==================   =================
Weighted average number of shares outstanding ...................        21,802,499         17,166,343
                                                                 ==================   =================

--------------------------------------------------------------------------------

*) In the first quarter of 2000, the Company's cost of revenues was combined with research and development costs, since (i) the Company's production was integrated with the product development process, (ii) it was impossible to segregate the cost of revenue from the research and development expenses, and
(iii) these expenses were interrelated by their nature.

    The accompanying notes are an integral part of the Financial Statements.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------

                                                    Common Stock                 Additional          Deferred
                                         ----------------------------------       paid-in              Stock           Accumulated
                                             Shares             Amount            capital          Compensation         deficit
                                         --------------     ---------------    --------------     --------------     --------------
BALANCE AT DECEMBER 31, 2000 -
  AUDITED ............................       21,422,691     $       214,227    $   87,658,990     $      (17,240)    $  (63,449,673)
CHANGES DURING THE THREE-MONTH
  PERIOD ENDED MARCH 31, 2001:
    Accrued interest on notes
      receivable from stockholders ...
    Issuance of shares, net ..........          562,929               5,631         2,936,591
    Amortization of deferred stock
      compensation ...................                                                                     3,955
    Loss .............................                                                                                   (3,424,964)
                                         --------------     ---------------    --------------     --------------     --------------
BALANCE AT MARCH 31, 2001 -
  UNAUDITED ..........................       21,985,620     $       219,858    $   90,595,581     $      (13,285)    $  (66,874,637)
                                         ==============     ===============    ==============     ==============     ==============


                                                                 Notes
                                                              receivable
                                            Treasury             from
                                             stock           shareholders           Total
                                         --------------     ---------------    --------------
BALANCE AT DECEMBER 31, 2000 -
  AUDITED ............................   $      (37,731)    $    (4,290,204)   $   20,078,369
CHANGES DURING THE THREE-MONTH
  PERIOD ENDED MARCH 31, 2001:
    Accrued interest on notes
      receivable from stockholders ...                             (133,286)         (133,286)
    Issuance of shares, net ..........                           (2,197,500)          744,722
    Amortization of deferred stock
      compensation ...................                                                  3,955
    Loss .............................                                             (3,424,964)
                                         --------------     ---------------    --------------
BALANCE AT MARCH 31, 2001 -
  UNAUDITED ..........................   $      (37,731)    $    (6,620,990)   $   17,268,796
                                         ==============     ===============    ==============

--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the Financial Statements.

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                   Three months ended March 31,
                                                                           ---------------------------------------------
                                                                                   2001                    2000
                                                                           ---------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss for the period ...................................................$         (3,424,964)   $         (2,473,747)
                                                                           ---------------------   ---------------------
    Adjustments required to reconcile loss to net cash used in operating activities:
       Depreciation and amortization ......................................             275,000                  34,750
       Expenses due to options and shares granted to suppliers ............              84,295                 107,000
       Amortization of deferred stock compensation ........................               3,955                   -
       Interest accrued on notes from stockholders ........................            (152,465)                (20,069)
       Liability for employee rights upon retirement, net .................             142,084                  40,887
    Changes in operating asset and liability items:
       Decrease (increase) in accounts receivable .........................           2,054,246                (143,263)
       Increase in inventories ............................................          (2,500,202)               (198,430)
       Increase in accounts payable and accruals ..........................               1,270                  57,999
                                                                           ---------------------   ---------------------
           Net cash used in operating activities ..........................          (3,516,781)             (2,594,873)
                                                                           ---------------------   ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets ..............................................            (393,604)               (402,513)
    Repayment of suppliers due to purchase of fixed assets ................            (227,230)                    -
    Loans granted to shareholders .........................................                 -                  (921,656)
                                                                           ---------------------   ---------------------
           Net cash used in investing activities ..........................            (620,834)             (1,324,169)
                                                                           ---------------------   ---------------------

                                                                           ---------------------   ---------------------
FORWARD                                                                              (4,137,615)   $         (3,919,043)
                                                                           ---------------------   ---------------------

    The accompanying notes are an integral part of the Financial Statement.

                           ELECTRIC FUEL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                                   Three months ended March 31,
                                                                           ----------------------------------------------
                                                                                   2001                    2000
                                                                           ---------------------   ----------------------
FORWARD                                                                    $         (4,137,615)   $          (3,919,043)
                                                                           ---------------------   ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of share capital, net ..........................             (40,294)               3,062,500
    Proceeds from exercise of options and warrants ........................             325,225                4,653,329
                                                                           ---------------------   ----------------------
       Net cash provided by financing activities ..........................             284,931                7,715,829
                                                                           ---------------------   ----------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................$         (3,852,684)               3,796,787
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............          11,596,225                2,555,645
                                                                           ---------------------   ----------------------
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................$          7,743,541    $           6,352,432
                                                                           =====================   ======================
SUPPLEMENTARY INFORMATION ON ACTIVITIES NOT INVOLVING CASH FLOW:
    Issuance of share capital (including additional paid-in capital)
      upon notes receivable ...............................................$          2,221,000    $             658,325
                                                                           =====================   ======================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  - CASH (PAID) RECEIVED DURING THE PERIOD FOR:
    Interest ..............................................................$            103,554    $              56,636
                                                                           =====================   ======================
    Advances to income tax authorities ....................................$             (3,659)   $             (20,176)
                                                                           =====================   ======================

--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the Financial Statements.

          NOTE TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

     The interim consolidated financial statements of Electric Fuel Corporation reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of our management, necessary for a fair statement of results for the periods presented. Operating revenues and expenses for any interim period are not necessarily indicative of results for a full year.

     For the purpose of these interim consolidated financial statements, certain information and disclosures normally included in financial statements have been condensed or omitted. These unaudited statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2000.

                           ELECTRIC FUEL CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve inherent risks and uncertainties. When used in this discussion, the words "believes," "anticipated," "expects" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those set forth elsewhere in this report. Please see "Important Factors Regarding Forward-Looking Statements," filed as Exhibit 99 to our annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

     Electric Fuel(R) is a registered trademark of Electric Fuel Corporation. Instant Power(TM), PowerCartridge(TM) and SmartCord(TM) are trademarks of Electric Fuel Corporation. All company and product names mentioned may be trademarks or registered trademarks of their respective holders.

     The following discussion and analysis should be read in conjunction with the interim financial statements and notes thereto appearing elsewhere in this Quarterly Report. We have rounded amounts reported here to the nearest thousand, unless such amounts are more than 1.0 million, in which event we have rounded such amounts to the nearest hundred thousand.

Subsequent Developments

     In April 2001, we announced a major price reduction for our Instant Power line of disposable cellphone batteries, lowering the manufacturer's suggested retail price (MSRP) to $9.95. We had previously reduced the MSRPs on our Instant Power charger (SmartCord and PowerCartridge together) to $19.95 ($24.95 for PDA kits) and on the PowerCartridge alone to $9.95. These price cuts were enabled by improved efficiencies achieved through the full operation of our automated production line. These price reductions will result in a proportionate write-down of certain portions of our inventory.

     In May 2001, we sold an aggregate of 4,045,454 shares of our common stock to a group of institutional investors for an aggregate of $11,125,000. Investors in the offering also received an aggregate of 2,696,971 warrants to purchase shares of common stock at an exercise price of $3.22 per share.

General

     During this past quarter, we accelerated our efforts to further develop, commercialize and market our disposable Instant Power Zinc-Air batteries and chargers for cellular phones and PDAs. These products use the proprietary high-rate primary zinc-air technology that we developed in the last three years for use in portable electronic devices. We also focused during the past quarter on expanding the distribution channels for our products, in order to continue the transition from a research and development company to a global consumer goods company, and on expanding the range of products that we offer.

     Our line of existing products now includes batteries for Nokia 5100/6100/7100 phones, Motorola MicroTAC phones, the Ericsson 600/800/1000 line, the Samsung SCH-3500 phone, and an auxiliary battery for the Motorola StarTAC, and chargers with SmartCords for various series and models of Nokia,

                           ELECTRIC FUEL CORPORATION

Motorola, Ericsson, Panasonic, Siemens, Samsung, Audiovox, Mitsubishi, Sagem and Philips cellphones, models of Pocket PC, Palm, Handspring, HP and Compaq PDAs and Novatel wireless modems.

     During the first quarter of 2001 we consolidated and increased our marketing presence with respect to our Instant Power line, particularly in Germany, where we signed an exclusive distribution agreement with respect to our chargers with DNT GmbH. Additionally, we had signed distributorship agreements or received orders in the U.S., the U.K., Australia, Croatia, the Czech Republic, Greece, Hong Kong, Iceland, Israel (where seven retail chains carry Instant Power products), Italy, Poland, Spain and Switzerland. These retailers and distributors include Circuit City, CompUSA, Fred Meyer Stores, CarToys, Wal-Mart (under the EverActive brand name) in the United States, and the Carphone Warehouse, the PocketPhone Shop and BT Retail in the UK. We are also selling through other, smaller distributors and online at www.iGo.com and our
                                                          -----------
own website, www.electric-fuel.com, among others. Additionally, our products are
             ---------------------
available in airport shops in the United States (AltiTUNES and Laptop Lane), the U.K. and Israel.

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

     As of March 31, 2001, we had 32 unexpired U.S. patents and 15 corresponding European patents issued covering general aspects and various applications of our zinc-air technology. We also have more than 50 new applications filed, focusing specifically on Instant Power batteries and chargers for consumer electronic devices and cellphones.

     We are continuing to develop other applications for our disposable Instant Power batteries and chargers, including for other portable consumer electronic devices, such as camcorders, as well as devices for the telecommunications, hand-held computer and defense markets.

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

                           ELECTRIC FUEL CORPORATION

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

     We incurred significant operating losses for the years ended December 31, 2000, 1999 and 1998 and the first three months of 2001. While we expect to continue to derive revenues from the sale of batteries for portable electronic devices, components of the Electric Fuel Electric Vehicle System, including refueling and Electric Fuel services and defense and safety products that we manufacture, as well as from licensing rights to the Electric Fuel technology to third parties, there can be no assurance that we will ever derive significant revenues or achieve profitability.

     On May 17, 2000, we entered into a purchase agreement with Koor Industries Ltd. pursuant to which Koor agreed to purchase one million shares of our common stock at $10.00 per share, for a total cash investment of $10 million. We and Koor also entered into a registration rights agreement pursuant to which we agreed to register the shares issued to Koor, and Koor agreed to certain limitations on the resale of the shares in the six months following the investment. The purchase agreement with Koor provided that we would issue additional shares to Koor based on the extent to which the average closing price of our common stock on the Nasdaq for the thirty trading days immediately preceding the six-month anniversary of the closing date was below $10.00 per share. Pursuant to the terms of this provision, we authorized the issuance of an additional 92,952 shares of common stock to Koor in April 2001.

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

Results of Operations

Three months ended March 31, 2001, compared to the three months ended March 31, 2000.

     Revenues. Revenues for the first quarter of 2001 totaled $726,000, compared to $653,000 in the comparable period in 2000, an increase of $73,000, or 11%. This increase was the result of an increase in revenues from the Instant Power Division that resulted from increased marketing of our Instant Power batteries and chargers for cellular phones, an increase that was only partly offset by the completion of phase I of the FTA program and the concomitant drop-off in revenues in the Electric Vehicle Division attributable to that program.

     During the first quarter of 2001, we recognized revenues from the sale of lifejacket lights and sale of consumer batteries. We also recognized revenues from subcontracting fees received in connection with

                           ELECTRIC FUEL CORPORATION

the United States Department of Transportation (DOT) program which began in 1998 and, after we completed Phase I in July of 2000, was extended in the fourth quarter of 2000. We participate in this program as a member of a consortium seeking to demonstrate the ability of the Electric Fuel battery system to power a full-size, all-electric transit bus. The total program cost of Phase II is approximately $2.7 million, 50% of which will be covered by the DOT subcontracting fees. Subcontracting fees cover less than all of the expenses and expenditures associated with our participation in the program. In 2000, we derived revenues principally from the sale of lifejacket lights and consumer batteries. Additionally, we also recognized revenues from activities related to the DOT program.

     During the first quarter of 2001, revenues were $221,000 for the Instant Power division (compared to $363,000 in the comparable period in 2000, a decrease of $142,000, or 39%), $197,000 for the Electric Vehicle division (there were no revenues for this division in 2000) and $306,000 for the Defense and Safety division (compared to $286,000 in the comparable period in 2000, an increase of $20,000, or 7%).

     Cost of revenues and gross loss. Cost of revenues totaled $962,000 during the first quarter of 2001. Gross loss was $236,000 during the first quarter of 2001. In the first quarter of 2000, our cost of revenues was combined with research and development costs, since (i) our production was integrated with the product development process, (ii) it was impossible to segregate the cost of revenue from the research and development expenses, and (iii) these expenses were interrelated by their nature. Hence, we are unable to provide comparative data for the comparable quarter of 2000.

     Direct expenses for our three divisions during the first quarter of 2001 were $2.9 million in the Instant Power division (compared to $1.9 million during the first quarter of 2000, an increase of $1.0 million, or 53%), $210,000 in the Electric Vehicle division (compared to $160,000 during the first quarter of 2000, an increase of $50,000, or 31%), and $247,000 in the Defense and Safety division (compared to $210,000 during the first quarter of 2000, an increase of $37,000, or 18%).

     Research and development expenses, net. Research and development expenses less royalty-bearing grants for the first quarter of 2001 were $770,000. In the first quarter of 2000, our cost of revenues was combined with research and development costs, since (i) our production was integrated with the product development process, (ii) it was impossible to segregate the cost of revenue from the research and development expenses, and (iii) these expenses were interrelated by their nature. Hence, we are unable to provide comparative data for the comparable quarter of 2000.

     Our 2001 grant applications have been approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade. As a result, royalty-bearing grants of up to $1.0 million will be available to us during 2001 to offset R&D expenses. $186,000 of these royalty-bearing grants was recognized in the first quarter of 2001 (compared to $0 in the first quarter of 2000, since as of the end of that quarter in 2000 our grant applications had not yet been approved by the relevant authorities).

     Selling expenses. Selling expenses for the first quarter of 2001 were $1.8 million, compared to $448,000 in the first quarter of 2000, an increase of $1.4 million, or 301%, primarily attributable to increased sales and marketing expenses in the Instant Power division. We expect further increases in selling expenses, particularly with respect to marketing expenses, as we continue to market our products to consumers and expand the applications for our technology.

                           ELECTRIC FUEL CORPORATION

     General and administrative expenses. General and administrative expenses for the first quarter of 2001 were $896,000 compared to $584,000 in the first quarter of 2000, an increase of $312,000, or 53%. This increase was primarily attributable to the absence in the first quarter of 2001 of certain one-time accrual adjustments that took place in the first quarter of 2000, and litigation expenses incurred in the first quarter of 2001 but not in the comparable period in 2000 in connection with our lawsuit against ElectroFuel, Inc., which lawsuit was described in Item 3 of our annual report on Form 10-K for the year ended December 31, 2000.

     Financial income (expense). Financial income, net of interest expenses and exchange differentials, totaled approximately $275,000 in the first quarter of 2001 compared to $5,000 financial expense in the same quarter in 2000, an increase of $280,000, due primarily to higher balances of invested funds as a result of the deposit of the proceeds of private placements of our securities conducted in 2000.

     Income taxes. We and our Israeli subsidiary EFL incurred net operating losses or had earnings arising from tax-exempt income during the quarters ended March 31, 2001 and 2000 and, accordingly, we were not required to make any provision for income taxes. Taxes in these entities incurred in 2001 and 2000 are primarily composed of United States federal alternative minimum taxes.

     Net loss. Due to the factors cited above, we reported a net loss of $3.4 million in the first quarter of 2001, compared to a net loss of $2.5 million in the first quarter of 2000, an increase of $900,000, or 36%.

Liquidity and Capital Resources

     As of March 31, 2001 (prior to the sale of securities discussed under "Recent Developments," above), we had cash and cash equivalents of approximately $7.7 million, compared to $6.4 million as of March 31, 2000.

     We used available funds in the first three months of 2001 primarily for continued research and development expenditures, and other working capital needs. We increased our investment in fixed assets by $394,000 during the quarter ended March 31, 2001, primarily in the Instant Power Division. Our fixed assets amounted to $6.6 million as at quarter end.

     Our Israeli subsidiary EFL presently has a line of credit with the First International Bank of Israel Ltd. (FIBI) of up to $750,000, guaranteed by our receivables (up to 75% of the receivables total amount as determined from time to time). This credit facility imposes financial and other covenants on EFC and EFL. As of March 31, 2001, the bank had issued letters of credit and bank guarantees totaling approximately $342,000.

     We believe that our cash position and cash flows from operations as of the date of this report will be sufficient to satisfy our estimated cash requirements for more than the next year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to the impact of interest rate changes and foreign currency fluctuations due to our international sales, production and funding requirements.

     Our research, development and production activities are primarily carried out by our wholly-owned subsidiary EFL, at its facility in Beit Shemesh, Israel, and we market some of our products in Israel; accordingly we have sales and expenses in New Israeli Shekels. However, the majority of our sales are made outside Israel in U.S. dollars, and a substantial portion of our costs are incurred in U.S. dollars or in New Israeli Shekels linked to the U.S. dollar. Therefore, our functional currency is the U.S. dollar. Although we have a line of credit that may be affected by interest rate changes, given our level of borrowing, we do not believe the market risk from interest rate changes is material.

                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On January 12, 2001, we issued to certain of our employees a total of 400,000 shares of our common stock, 266,667 Series A warrants to purchase 266,667 shares of our common stock at any time prior to January 12, 2006 at a price of $8.3438 per share, and 133,333 Series B warrants to purchase 133,333 shares of our common stock at any time prior to October 12, 2001 at a price of $7.5094 per share. The total purchase price of $2,225,000 (based on the number of shares of common stock purchased multiplied by the closing sale price of our common stock on the Nasdaq National Market on January 12, 2001, which was $5.5625 per share) was paid by such employees by means of a non-recourse promissory note secured by the shares of common stock and warrants purchased. As part of the consideration for our agreeing to this arrangement, these employees agreed to certain changes in the terms of their employments agreements with us. Additionally, if any of these employees voluntarily leaves our employ prior to the end of the term of his agreement, the shares and warrants purchased by means of this non-recourse note will revert back to us.

     Pursuant to the terms of our purchase agreement with Koor Industries Ltd., which provided that we would issue additional shares to Koor based on the extent to which the average closing price of our common stock on the Nasdaq for the thirty trading days immediately preceding the six-month anniversary of the closing date was below $10.00 per share, we issued an additional 92,952 shares of common stock to Koor in late March 2001.

     We issued all of the above securities in reliance on the exemption from registration provided by Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

                                   SIGNATURES

--------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ELECTRIC FUEL CORPORATION

                            By:      /s/ Robert S. Ehrlich
                               -------------------------------------------------
                               Name:   Robert S. Ehrlich
                               Title:  Chairman and Chief Financial Officer

Dated:   May 14, 2001