Form 10-Q
period 2001-06-30
ELECTRIC FUEL CORP
filed 2001-08-13
CIK 916529

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 2001 .
                                               ---------------

                       Commission file number: 0-23336
                                               -------


                           ELECTRIC FUEL CORPORATION
                       ---------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                95-4302784
-----------------------------------           --------------------
  (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)              Identification No.)


    632 Broadway, Suite 301, New York, New York                 10012
---------------------------------------------------       -------------------
     (Address of principal executive offices)                 (Zip Code)

                                 (212) 529-9200
           --------------------------------------------------------
             (Registrant's telephone number, including area code)

           --------------------------------------------------------
                (Former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.            Yes [X]        No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's common stock as of August 13, 2001 was 25,314,115.

                                     INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Interim Consolidated Financial Statements (Unaudited):
---------------------------------------------------------------
Consolidated Balance Sheets at June 30, 2001 and December 31, 2000................      3-4
Consolidated Statements of Operations for the Six Months Ended June 30, 2001 and
 2000, and the Three Months Ended June 30, 2001 and 2000..........................        5
Consolidated Statements of Changes in Stockholders' Equity during the Six-Month
 Period Ended June 30, 2001.......................................................        6
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and
 2000.............................................................................      7-8
Note to the Interim Consolidated Financial Statements.............................        9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
 of Operations....................................................................       10
--------------

Item 3 - Quantitative and Qualitative Disclosures about Market Risk...............       16
-------------------------------------------------------------------

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings........................................................       17
--------------------------
Item 2 - Change in Securities.....................................................       17
-----------------------------
Item 5 - Other Information........................................................       17
--------------------------
Item 6 - Exhibits and Reports on Form 8-K.........................................       18
-----------------------------------------

SIGNATURES........................................................................       19

                           ELECTRIC FUEL CORPORATION

        Item 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                          CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                  June 30, 2001          December 31, 2000
                                                               -------------------      -------------------
                            ASSETS                                  (Unaudited)               (Audited)

CURRENT ASSETS:
  Cash and cash equivalents....................................        $12,912,673              $11,596,225
  Trade receivables............................................            955,917                2,212,434
  Other receivables............................................          2,697,199                2,418,715
  Inventories..................................................          4,698,292                3,208,948
                                                               -------------------      -------------------

        Total current assets...................................         21,264,082               19,436,322
Notes receivable from stockholders.............................            778,087                  778,677
                                                               -------------------      -------------------
Severance pay fund.............................................          1,063,253                  995,283
                                                               -------------------      -------------------
FIXED ASSETS:
  Cost.........................................................         11,453,538               10,572,954
  Less - accumulated depreciation..............................          4,605,478                4,126,890
                                                               -------------------      -------------------
                                                                         6,848,061                6,446,064
                                                               -------------------      -------------------
                                                                       $29,953,483              $27,656,346
                                                               ===================      ===================

-------------------------------------------------------------------------------


   The accompanying notes are an integral part of the Financial Statements.

                           ELECTRIC FUEL COPORATION

                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                         June 30, 2001            December 31, 2000
                                                                     -------------------         -------------------

                                                                          (Unaudited)                  (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables.....................................................       $  1,324,645                $  3,242,460
  Other payables.....................................................          1,831,897                   1,544,795
                                                                     -------------------         -------------------

    Total current liabilities........................................          3,156,542                   4,787,435
Liability for Employee Rights Upon Retirement........................          3,012,467                   2,790,542
                                                                     -------------------         -------------------
    Total liabilities................................................          6,169,009                   7,577,977
                                                                     -------------------         -------------------

STOCKHOLDERS' EQUITY:
  Common stock - $0.01 par value
  Authorized - 100,000,000 shares
  Issued - 21,422,691 shares and 25,869,448 shares as of December
   31, 2000 and June 30, 2001 respectively
  Outstanding - 21,417,358 shares and 25,314,115 shares as of
   December 31, 2000 and June 30, 2001 respectively..................            258,695                     214,227
  Preferred stock - $0.01 par value
  Authorized - 1,000,000 shares, no shares outstanding...............                  -                           -
    Additional paid-in capital.......................................         99,436,845                  87,658,990
    Deferred stock compensation......................................             (9,789)                    (17,240)
    Accumulated deficit..............................................        (71,465,106)                (63,449,673)
    Treasury stock, at cost (common stock - 555,333 shares)..........         (3,537,106)                    (37,731)
    Notes receivable from stockholders...............................           (898,693)                 (4,290,204)
                                                                     -------------------         -------------------
    Total stockholders' equity.......................................         23,784,474                  20,078,369
                                                                     -------------------         -------------------
                                                                            $ 29,953,483                $ 27,656,346
                                                                     ===================         ===================
--------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the Financial Statements.

                           ELECTRIC FUEL CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------

                                                     Six months ended June 30,                Three months ended June 30,
                                              -------------------------------------     -------------------------------------

                                                          2001                 2000                 2001                 2000
                                              ----------------     ----------------     ----------------     ----------------

Revenues......................................     $ 1,760,177          $ 1,285,487          $ 1,034,218          $   632,541
Cost of revenues   *).........................       3,215,624                    -            2,253,839                    -
                                              ----------------     ----------------     ----------------     ----------------

Gross loss   *)...............................      (1,455,447)                   -           (1,219,621)                   -
                                              ----------------     ----------------     ----------------     ----------------

Research and development expenses, net   *)...       1,659,658            3,953,252              889,718            1,863,031
Sales and marketing expenses..................       3,222,672            1,174,014            1,424,784              718,721
General and administrative expenses...........       2,013,944            1,629,846            1,117,764            1,053,227
                                              ----------------     ----------------     ----------------     ----------------
                                                     6,896,274            6,757,112            3,432,266            3,634,979
                                              ----------------     ----------------     ----------------     ----------------

Operating loss................................      (8,351,721)          (5,471,625)          (4,651,887)          (3,002,438)
Financial income, net.........................         335,916              137,384               61,047              141,944
                                              ----------------     ----------------     ----------------     ----------------
Loss for the period...........................     $(8,015,805)         $(5,334,241)         $(4,590,840)         $(2,860,494)
                                              ================     ================     ================     ================
Loss per share................................          $(0.36)              $(0.30)              $(0.19)              $(0.15)
                                              ================     ================     ================     ================
Weighted average number of shares outstanding.      22,381,029           18,048,108           23,562,099           18,935,208
                                              ================     ================     ================     ================
-----------------------------------------------------------------------------------------------------------------------------


*) In the first six months of 2000, the Company's cost of revenues was combined with research and development costs, since (i) the Company's production was integrated with the product development process, (ii) it was impossible to segregate the cost of revenue from the research and development expenses, and (iii) these expenses were interrelated by their nature.



    The accompanying notes are an integral part of the Financial Statements.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                         Common Stock
                                 ----------------------------      Additional      Deferred
                                                                    paid-in         Stock         Accumulated        Treasury
                                      Shares         Amount         capital      Compensation       deficit            stock
                                 --------------    ----------    ------------    -----------     -------------     ------------
BALANCE AT JANUARY 1, 2001 -
 AUDITED.........................    21,422,691      $214,227     $87,658,990       $(17,240)     $(63,449,673)     $   (37,731)
CHANGES DURING THE SIX-MONTH
 PERIOD ENDED JUNE 30, 2001:
  Accrued interest on notes
   receivable from stockholders..
  Issuance of shares, net........     4,446,749        44,468      11,777,855
  Purchase of treasury stock.....                                                                                    (3,499,375)
  Amortization of deferred stock
   compensation..................                                                      7,451
  Loss...........................                                                                   (8,015,805)
                                 --------------    ----------    ------------    -----------     -------------     ------------
BALANCE AT JUNE 30, 2001 -
 UNAUDITED.......................    25,869,448      $258,695     $99,436,845       $ (9,789)     $(71,465,478)     $(3,537,106)
                                 ==============    ==========    ============    ===========     =============     ============


----------------------------------------------------------------

                                      Notes
                                   receivable
                                      from
                                  shareholders          Total
                                 --------------      -----------




BALANCE AT JANUARY 1, 2001 -
 AUDITED.........................   $(4,290,204)     $20,078,369
CHANGES DURING THE SIX-MONTH
 PERIOD ENDED JUNE 30, 2001:
  Accrued interest on notes
   receivable from stockholders..       (92,725)         (92,725)
  Issuance of shares, net........        23,500       11,845,823
  Purchase of treasury stock.....     3,460,736          (38,639)
  Amortization of deferred stock
   compensation..................                          7,451
  Loss...........................                     (8,015,805)
                                 --------------      -----------
BALANCE AT JUNE 30, 2001 -
 UNAUDITED.......................   $  (898,693)     $23,784,474
                                 ==============      ===========


----------------------------------------------------------------

   The accompanying notes are an integral part of the Financial Statements.

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                             Six months ended June 30,
                                                                  ---------------------------------------------
                                                                          2001                     2000
                                                                  --------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss for the period.......................................              $ (8,015,805)             $(5,334,241)
                                                                  --------------------     --------------------
  Adjustments required to reconcile loss to net cash used in operating activities:
    Depreciation and amortization...........................                   512,000                  285,053
    Expenses due to options and shares granted to suppliers.                    49,295                  107,000
    Expenses due to options granted to employees............                   119,823                        -
    Amortization of deferred stock compensation.............                     7,451                        -
    Interest accrued on notes from stockholders.............                  (130,774)                 (69,634)
    Liability for employee rights upon retirement, net......                   153,955                   65,131
  Changes in operating asset and liability items:
    Decrease (Increase) in accounts receivable..............                   966,191               (1,030,962)
    Increase in inventories.................................                (1,489,344)                (606,244)
    Increase (Decrease) in accounts payable and accruals....                (1,403,663)                 603,789
                                                                  --------------------     --------------------
      Net cash used in operating activities.................                (9,230,871)              (5,980,109)
                                                                  --------------------     --------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets..................................                  (913,997)                (744,816)
  Repayment of suppliers due to purchase of fixed assets....                  (227,230)                       -
  Loans granted to shareholders.............................                         -                 (733,059)
                                                                  --------------------     --------------------
      Net cash used in investing activities.................                (1,141,227)              (1,477,875)
                                                                  --------------------     --------------------

                                                                  --------------------     --------------------
FORWARD                                                                   $(10,372,098)             $(7,457,983)
                                                                  --------------------     --------------------

   The accompanying notes are an integral part of the Financial Statements.

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                            Six months ended June 30,
                                                                -----------------------------------------------

                                                                         2001                      2000
                                                                ---------------------     ---------------------
FORWARD                                                                  $(10,372,098)              $(7,457,983)
                                                                ---------------------     ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of share capital, net..................           11,363,321                13,062,500
  Proceeds from exercise of options and warrants................              325,225                 5,288,372
                                                                ---------------------     ---------------------
    Net cash provided by financing activities...................           11,688,546                18,350,872
                                                                ---------------------     ---------------------
INCREASE IN CASH AND CASH EQUIVALENTS...........................         $  1,316,448                10,892,888
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....           11,596,225                 2,555,645
                                                                ---------------------     ---------------------
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD...........         $ 12,912,673               $13,448,533
                                                                =====================     =====================

SUPPLEMENTARY INFORMATION ON ACTIVITIES NOT INVOLVING CASH FLOW:
  Issuance of share capital (including additional paid-in                           -               $ 3,698,575
   capital) upon notes receivable...............................
                                                                =====================     =====================
  Purchase of treasury stock upon notes receivable..............         $  3,499,375                         -
                                                                =====================     =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - CASH (PAID)
 RECEIVED DURING THE PERIOD FOR:
  Interest......................................................         $    225,522               $   178,924
                                                                =====================     =====================
  Advances to income tax authorities............................         $     (7,229)              $   (25,300)
                                                                =====================     =====================

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

General

     During 2001, we accelerated our efforts to further develop, commercialize and market our disposable Instant Power Zinc-Air batteries and chargers for cellular phones and PDAs. These products use the proprietary high-rate primary zinc-air technology that we developed in the last three years for use in portable electronic devices. We also focused during the past six months on expanding the distribution channels for our products, in order to continue the transition from a research and development company to a global consumer goods company, and on expanding the range of products that we offer.

     Our line of existing products now includes batteries for Nokia 5100/6100/7100 phones, the Ericsson 600/800/1000 line, the Samsung SCH-3500 phone, and an auxiliary battery for the Motorola StarTAC, and chargers with SmartCords for various series and models of Nokia, Motorola, Ericsson, Panasonic, Siemens, Samsung, Audiovox, Mitsubishi, Sagem and Philips cellphones, models of Pocket PC, Palm, Handspring, HP, Casio and Compaq PDAs and Novatel wireless modems.

     During the second quarter of 2001, we consolidated and increased our marketing presence with respect to our Instant Power line, particularly in Germany, where we signed an exclusive distribution agreement with respect to our chargers with DNT GmbH. Additionally, we received orders from retailers in the U.S., the U.K., Australia, Germany, Italy, Spain and Israel (where seven retail chains carry Instant Power products. These retailers include CompUSA, Fred Meyer Stores, CarToys, Wal-Mart (under the EverActive brand name) in the United States, and the Carphone Warehouse, the PocketPhone Shop, BT Retail and Orange in the UK. We are also selling through other, smaller distributors and online at www.amazon.com, www.iGo.com and our own website, www.electric-fuel.com, among
--------------  -----------                      ---------------------
others. Addi-

                           ELECTRIC FUEL CORPORATION

tionally, our products are available in airport shops in the United States (AltiTUNES and Laptop Lane), the U.K. and Israel.

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

     In March and April 2001, we announced major price reductions for our Instant Power line of disposable cellphone chargers and batteries, lowering the manufacturer's suggested retail price (MSRP) of our batteries to $9.95, and reducing the MSRPs on our Instant Power charger (SmartCord and PowerCartridge together) to $19.95 ($24.95 for PDA kits) and on the PowerCartridge alone to $9.95. These price cuts were enabled by improved efficiencies anticipated to be achieved through the full operation of our automated production line. As a result of these price reductions, we recorded additional expenses reflected in the cost of goods sold for the six months ended June 30, 2001.

     As of June 30, 2001, we had 32 unexpired U.S. patents and 15 corresponding European patents issued covering general aspects and various applications of our zinc-air technology. We also have more than 50 new applications filed, focusing specifically on Instant Power batteries and chargers for consumer electronic devices and cellphones.

     We are continuing to develop other applications for our disposable Instant Power batteries and chargers, including for other portable consumer electronic devices, such as camcorders, as well as devices for the telecommunications, hand-held computer and defense markets.

     Our Electric Vehicle Division is continuing its American all-electric transit bus development project, subcontracted by the Federal Transit Administration (FTA). We successfully completed Phase I of the FTA program in June 2000, and are now engaged in Phase II of the program, which focuses on conducting evaluation of the system and vehicle performance, including track testing and limited on-road demonstrations, enhancing the all-electric propulsion system developed in Phase I, including incorporating ultracapacitors and associated interface controls, and testing and evaluating the zinc-air battery system.

     In August 2001, we announced that we had successfully completed the performance testing of our zinc-air electric bus, as the first and most significant milestone of our Phase II contract with the Federal Transit Administration to demonstrate and evaluate the all-electric transit bus. In the final performance test, the bus was driven a record-breaking total of 110 miles, more than 100 of them under the rigorous stop-and-go driving conditions of the Society of Automotive Engineers' Central Business District (CBD) cycle, and with a load simulating nearly the maximum passenger payload of the bus. The bus was designed to be driven for 95 miles on the CBD cycle with a 50% passenger load. The most recent testing took place at Rome, New York, on a taxiway of the former Griffiss Air Force Base, and included evaluation of constant-speed driving and acceleration to 45 mph.

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

     We incurred significant operating losses for the years ended December 31, 2000, 1999 and 1998 and for the first six months of 2001. While we expect to continue to derive revenues from the sale of batteries for portable electronic devices, components of the Electric Fuel Electric Vehicle System, including refueling and Electric Fuel services and defense and safety products that we manufacture, as well as from licensing rights to the Electric Fuel technology to third parties, there can be no assurance that we will ever derive significant revenues or achieve profitability.

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

Results of Operations

Three months ended June 30, 2001, compared to the three months ended June 30, 2000.

     Revenues. Revenues for the second quarter of 2001 totaled $1,035,000, compared to $633,000 in the comparable period in 2000, an increase of $402,000, or 64%. This increase was the result of a substantial increase in sales of our Instant Power batteries and chargers as compared with the comparable period in 2000, which was partly offset by a decrease in revenues for the Electric Vehicle division owing to completion of Phase I of the FTA program late in 2000.

     During the second quarter of 2001, we recognized revenues from the sale of lifejacket lights and sale of consumer batteries. We also recognized revenues from subcontracting fees received in connection with the United States Department of Transportation (DOT) program which began in 1998 and, after we completed Phase I in July of 2000, was extended in the fourth quarter of 2000. We participate in this program as a member of a consortium seeking to demonstrate the ability of the Electric Fuel battery system to power a full-size, all-electric transit bus. The total program cost of Phase II is approximately $2.7 million, 50% of which will be covered by the DOT subcontracting fees. Subcontracting fees cover less than all of the expenses and expenditures associated with our participation in the program. In 2000, we de-

                           ELECTRIC FUEL CORPORATION

rived revenues principally from the sale of lifejacket lights and consumer batteries. Additionally, we also recognized revenues from activities related to the DOT program.

     During the second quarter of 2001, revenues were $634,000 for the Instant Power division (compared to $139,000 in the comparable period in 2000, an increase of $495,000, or 356%), $119,000 for the Electric Vehicle division (compared to $232,000 in the comparable period in 2000, a decrease of $113,000, or 49%) and $282,000 for the Defense and Safety division (compared to $254,000 in the comparable period in 2000, an increase of $28,000, or 11%).

     Cost of revenues and gross loss. Cost of revenues totaled $2,254,000 during the second quarter of 2001. Gross loss was $1,220,000 during the second quarter of 2001. In the second quarter of 2000, our cost of revenues was combined with research and development costs, since (i) our production was integrated with the product development process, (ii) it was impossible to segregate the cost of revenue from the research and development expenses, and (iii) these expenses were interrelated by their nature. Hence, we are unable to provide comparative data for the comparable quarter of 2000.

     Direct expenses for our three divisions during the second quarter of 2001 were $3.9 million in the Instant Power division (compared to $1.8 million during the second quarter of 2000, an increase of $2.1 million, or 86%), $210,000 in the Electric Vehicle division (compared to $314,000 during the second quarter of 2000, a decrease of $104,000, or 33%), and $226,000 in the Defense and Safety division (compared to $294,000 during the second quarter of 2000, a decrease of $68,000, or 23%).

     Research and development expenses, net. Research and development expenses less royalty-bearing grants for the second quarter of 2001 were $890,000. In the second quarter of 2000, our cost of revenues was combined with research and development costs, since (i) our production was integrated with the product development process, (ii) it was impossible to segregate the cost of revenue from the research and development expenses, and (iii) these expenses were interrelated by their nature. Hence, we are unable to provide comparative data for the comparable quarter of 2000.

     Our 2001 grant applications have been approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade. As a result, royalty-bearing grants of up to approximately $1.0 million will be available to us during 2001 to offset R&D expenses. $304,000 of these royalty-bearing grants was recognized in the second quarter of 2001 (compared to $187,000 in the second quarter of 2000).

     Selling expenses. Selling expenses for the second quarter of 2001 were $1,425,000, compared to $719,000 in the second quarter of 2000, an increase of $706,000, or 98%, primarily attributable to increased sales and marketing expenses in the Instant Power division. We expect further increases in selling expenses, particularly with respect to marketing expenses, as we continue to market our products to consumers and expand the applications for our technology.

     General and administrative expenses. General and administrative expenses for the second quarter of 2001 were $1.1 million, compared to $1.1 million in the second quarter of 2000.

     Financial income. Financial income, net of interest expenses and exchange differentials, totaled approximately $61,000 in the second quarter of 2001 compared to $142,000 in the same quarter in 2000, a decrease of $81,000, due primarily to lower balances of invested funds as a result of our use of the proceeds of private placements of our securities conducted in November 2000.

                           ELECTRIC FUEL CORPORATION

     Income taxes. We and our Israeli subsidiary EFL incurred net operating losses or had earnings arising from tax-exempt income during the halves ended June 30, 2001 and 2000 and, accordingly, we were not required to make any provision for income taxes. Taxes in these entities incurred in 2001 and 2000 are primarily composed of United States federal alternative minimum taxes.

     Net loss. Due to the factors cited above, we reported a net loss of $4.6 million in the second quarter of 2001, compared to a net loss of $2.9 million in the second quarter of 2000, an increase of $1.7 million, or 59%.

Six months ended June 30, 2001, compared to the six months ended June 30, 2000.

     Revenues. Revenues for the first six months of 2001 totaled $1.8 million, compared to $1.3 million in the comparable period in 2000, an increase of $500,000, or 38%. This increase was the result of an increase in sales of our Instant Power batteries and chargers as compared with the comparable period in 2000 and an increase in revenues for the Electric Vehicle division.

     During the first six months of 2001, we recognized revenues from the sale of lifejacket lights and sale of consumer batteries. We also recognized revenues from subcontracting fees received in connection with the United States Department of Transportation (DOT) program which began in 1998 and, after we completed Phase I in July of 2000, was extended in the fourth quarter of 2000. We participate in this program as a member of a consortium seeking to demonstrate the ability of the Electric Fuel battery system to power a full-size, all-electric transit bus. The total program cost of Phase II is approximately $2.7 million, 50% of which will be covered by the DOT subcontracting fees. Subcontracting fees cover less than all of the expenses and expenditures associated with our participation in the program. In 2000, we derived revenues principally from the sale of lifejacket lights and consumer batteries. Additionally, we also recognized revenues from activities related to the DOT program.

     During the first six months of 2001, revenues were $856,000 for the Instant Power division (compared to $503,000 in the comparable period in 2000, an increase of $353,000, or 70%), $316,000 for the Electric Vehicle division (compared to $232,000 in the comparable period in 2000, an increase of $84,000, or 36%) and $588,000 for the Defense and Safety division (compared to $540,000 in the comparable period in 2000, an increase of $48,000, or 9%).

     Cost of revenues and gross loss. Cost of revenues totaled $3.2 million during the first six months of 2001. Gross loss was $1.5 million during the first six months of 2001. In the first six months of 2000, our cost of revenues was combined with research and development costs, since (i) our production was integrated with the product development process, (ii) it was impossible to segregate the cost of revenue from the research and development expenses, and
(iii) these expenses were interrelated by their nature. Hence, we are unable to provide comparative data for the comparable half of 2000.

     Direct expenses for our three divisions during the first six months of 2001 were $6.8 million in the Instant Power division (compared to $3.7 million during the first six months of 2000, an increase of $3.1 million, or 84%), $419,000 in the Electric Vehicle division (compared to $459,000 during the first six months of 2000, a decrease of $40,000, or 9%), and $473,000 in the Defense and Safety division (compared to $506,000 during the first six months of 2000, a decrease of $33,000, or 7%).

     Research and development expenses, net. Research and development expenses less royalty-bearing grants for the first six months of 2001 were $1.7 million. In the first six months of 2000, our cost of revenues was combined with research and development costs, since (i) our production was integrated with the product development process, (ii) it was impossible to segregate the cost of revenue from the re-

                           ELECTRIC FUEL CORPORATION

search and development expenses, and (iii) these expenses were interrelated by their nature. Hence, we are unable to provide comparative data for the comparable half of 2000.

     Our 2001 grant applications have been approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade. As a result, royalty-bearing grants of up to approximately $1.0 million will be available to us during 2001 to offset R&D expenses. $490,000 of these royalty-bearing grants was recognized in the first six months of 2001 (compared to $187,000 in the first six months of 2000).

     Selling expenses. Selling expenses for the first six months of 2001 were $3.2 million, compared to $1.2 million in the first six months of 2000, an increase of $2.0 million, or 174%, primarily attributable to increased sales and marketing expenses in the Instant Power division. We expect further increases in selling expenses, particularly with respect to marketing expenses, as we continue to market our products to consumers and expand the applications for our technology.

     General and administrative expenses. General and administrative expenses for the first six months of 2001 were $2.0 million compared to $1.6 million in the first six months of 2000, an increase of $385,000, or 24%. This increase was primarily attributable to increases is salary expenses due to the hiring of new employees and consultants, and litigation expenses incurred in the first six months of 2001 but not in the comparable period in 2000 in connection with our lawsuit against Electrofuel, Inc., which lawsuit was settled during the first six months as described under "Part II - Item 1. Legal Proceedings," below.

     Financial income. Financial income, net of interest expenses and exchange differentials, totaled approximately $336,000 in the first six months of 2001 compared to $137,000 in the same half in 2000, an increase of $199,000, due primarily to higher balances of invested funds as a result of the deposit of the proceeds of private placements of our securities conducted in November 2000.

     Income taxes. We and our Israeli subsidiary EFL incurred net operating losses or had earnings arising from tax-exempt income during the halves ended June 30, 2001 and 2000 and, accordingly, we were not required to make any provision for income taxes. Taxes in these entities incurred in 2001 and 2000 are primarily composed of United States federal alternative minimum taxes.

     Net loss. Due to the factors cited above, we reported a net loss of $8.0 million in the first six months of 2001, compared to a net loss of $5.3 million in the first six months of 2000, an increase of $2.7 million, or 51%.

Liquidity and Capital Resources

     As of June 30, 2001, we had cash and cash equivalents of approximately $12.9 million, compared to $13.4 million as of June 30, 2000.

     In May 2001, we sold an aggregate of 4,045,454 shares of our common stock to a group of institutional investors for an aggregate of $11,125,000. Investors in the offering also received an aggregate of 2,696,971 warrants to purchase shares of common stock at an exercise price of $3.22 per share.

     We used available funds in the first six months of 2001 primarily for continued research and development expenditures, and other working capital needs. We increased our investment in fixed assets by $914,000 during the quarter ended June 30, 2001, primarily in the Instant Power Division. Our fixed assets, net, amounted to $6.8 million as at quarter end.

                           ELECTRIC FUEL CORPORATION

     Our Israeli subsidiary EFL presently has a line of credit with the First International Bank of Israel Ltd. (FIBI) of up to $750,000, guaranteed by our receivables (up to 75% of the receivables total amount as determined from time to time). This credit facility imposes financial and other covenants on EFC and EFL. As of June 30, 2001, the bank had issued letters of credit and bank guarantees totaling approximately $57,000.

     We believe that our cash position and cash flows from operations as of the date of this report will be sufficient to satisfy our estimated cash requirements for at least the next year.

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

                           ELECTRIC FUEL CORPORATION


                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.

     On August 1, 2000 we sued Electrofuel, Inc., a Canadian corporation, in United States District Court for the Southern District of New York, alleging that its use of the "Electrofuel" trademark and tradename in the United States in connection with its lithium polymer batteries constituted an infringement of our trademark rights to the "Electric Fuel" mark, as registered with the United States Patent and Trademark Office, and seeking an injunction against Electrofuel's use of the "Electrofuel" mark and name in the United States in connection with its battery business, and damages. On September 26, 2000, Electrofuel filed an answer and counterclaims challenging our use of the "Electric Fuel" trademark and tradename. Electrofuel's counterclaim also seeks an injunction against our use of the "Electric Fuel" mark and name, a cancellation of our trademark registration, and damages. In June 2001, we settled our lawsuit with Electrofuel; pursuant to the terms of this settlement, Electrofuel agreed to discontinue its use of Electrofuel as a trademark or company name in connection with batteries within six months. The settlement with Electrofuel permits it to continue to use the name on the Toronto Stock Exchange, and in connection with its ceramics-related business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Effective as of May 3, 2001, we effected modifications to our Series A Warrant dated November 17, 2000 to purchase 666,667 shares of our common stock (the "Series A Warrant") and our Series B Warrant dated November 17, 2000 to purchase 333,333 shares of our common stock (the "Series B Warrant"). The Series A Warrant and the Series B Warrant were originally issued by us to an institutional investor pursuant to a securities purchase agreement dated as of November 17, 2000 by and between us and that institutional investor. In May 2001, the institutional investor consented to, and waived certain provisions in the securities purchase agreement related to, our sale of certain of our securities in May 2001, as described under "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," above. In consideration for the institutional investor's waiver and consent we (i) amended the exercise price applicable to the Series A Warrant held by the institutional investor from $12.56 per share to $3.50 per share and (ii) amended the exercise price applicable to the Series B Warrant held by the institutional investor from $11.31 per share to $2.52 per share.

     As additional consideration for the institutional investor's waiver and consent and discussed in the immediately preceding paragraph, we issued to the institutional investor a Series C warrant to purchase 250,000 shares of our common stock at a per share price of $3.08. We issued these securities in reliance on the exemption from registration provided by Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

ITEM 5.  OTHER INFORMATION.

     In January 2001, we agreed to issue to certain of our employees a total of 400,000 shares of our common stock and 400,000 warrants to purchase shares of our common stock for a total purchase price of $2,225,000, which was to be paid by such employees by means of a non-recourse promissory note secured by the shares of common stock and warrants purchased, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. We reported this transaction in our quarterly report on Form 10-Q filed by us with the Securities and Exchange Commission on May 14, 2001. In late May 2001, prior to the actual issuance of the share certificates and warrant certificates, the Board, at the recommendation of the Compensation Committee

                           ELECTRIC FUEL CORPORATION

and with the agreement of the above-referenced employees, decided to abandon this transaction. The non- recourse notes were accordingly cancelled and the share certificates and warrant certificates were not issued.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     (b) The following reports on Form 8-K were filed during the second quarter of 2001:

 Date Filed                             Item Reported
 ----------                             -------------
May 7, 2001       Modification of Series A and Series B Warrants issued in
                    November 2000 and issuance of a new Series C Warrant

May 7, 2001     Filing of Form of Common Stock Purchase Warrant as an exhibit to our Form S-3 registration statement (No. 333-59346)

                           ELECTRIC FUEL CORPORATION

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ELECTRIC FUEL CORPORATION


                              By:  /s/ Robert S. Ehrlich
                                 -----------------------------------------------
                                   Name:  Robert S. Ehrlich
                                   Title:  President and Chief Financial Officer

Dated: August 13, 2001