Form 10-Q
period 2001-09-30
ELECTRIC FUEL CORP
filed 2001-11-13
CIK 916529

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.
                                                ------------------


                         Commission file number: 0-23336
                                                 -------


                            ELECTRIC FUEL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                                95-4302784
------------------------------------------    ---------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)


     632 Broadway, Suite 301, New York, New York                 10012
---------------------------------------------------      -----------------------
      (Address of principal executive offices)                 (Zip Code)


                                 (212) 529-9200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
                 (Former address, if changed since last report)


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

The number of shares outstanding of the issuer's common stock as of November 12, 2001 was 25,660,234.

                                      INDEX

PART I - FINANCIAL INFORMATION
Item 1 - Interim Consolidated Financial Statements (Unaudited):
--------------------------------------------------------------
Consolidated Balance Sheets at September 30, 2001 and December 31, 2000...............................     3-4
Consolidated Statements of Operations for the Nine Months Ended September 30, 2001 and 2000,
    and the Three Months Ended September 30, 2001 and 2000............................................      5
Consolidated Statements of Changes in Stockholders' Equity during the Nine-Month Period Ended
    September 30, 2001................................................................................      6
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000...........     7-8

Note to the Interim Consolidated Financial Statements.................................................      9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations........      10
----------------------------------------------------------------------------------------------

Item 3 - Quantitative and Qualitative Disclosures about Market Risk...................................      16
-------------------------------------------------------------------

SIGNATURES............................................................................................      17

                           ELECTRIC FUEL CORPORATION

         Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------


                                                                          September 30, 2001       December 31, 2000
                                                                         --------------------    --------------------
                                 ASSETS                                      (Unaudited)              (Audited)

CURRENT ASSETS:
    Cash and cash equivalents...........................................  $       10,192,066      $      11,596,225
    Trade receivables...................................................           1,483,700              2,212,434
    Other receivables...................................................           1,456,882              2,418,715
    Inventories.........................................................           4,043,614              3,208,948
                                                                         --------------------    --------------------
              Total current assets......................................          17,176,262             19,436,322
Notes receivable from stockholders......................................             791,325                778,677
                                                                         --------------------    --------------------
Severance pay fund......................................................           1,024,054                995,283
                                                                         --------------------    --------------------

FIXED ASSETS:
    Cost................................................................          11,772,456             10,572,954
    Less - accumulated depreciation.....................................           4,872,478              4,126,890
                                                                         --------------------    --------------------
                                                                                   6,899,979              6,446,064
                                                                         --------------------    --------------------
                                                                          $       25,891,620      $      27,656,346
                                                                         ====================    ====================


---------------------------------------------------------------------------------------------------------------------






    The accompanying notes are an integral part of the Financial Statements.

                            ELECTRIC FUEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------

                                                                                September 30, 2001         December 31, 2000
                                                                                -------------------       --------------------
                                                                                   (Unaudited)                 (Audited)
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Trade payables............................................................. $       1,503,996         $       3,242,460
    Other payables.............................................................         2,138,853                 1,544,795
                                                                                -------------------       --------------------

       Total current liabilities...............................................         3,642,850                 4,787,435

Liability for Employee Rights Upon Retirement..................................         3,058,308                 2,790,542
                                                                                -------------------       --------------------

       Total liabilities.......................................................         6,701,157                 7,577,977
                                                                                -------------------       --------------------

STOCKHOLDERS' EQUITY:
    Common stock - $0.01 par value
    Authorized - 100,000,000 shares
    Issued - 21,422,691 shares and 26,215,567 shares as of
      December 31, 2000 and September 30, 2001 respectively
    Outstanding - 21,417,358 shares and 25,660,234 shares as of December 31,
      2000 and September 30, 2001 respectively.................................           262,157                   214,227
    Preferred stock - $0.01 par value
      Authorized - 1,000,000 shares, no shares outstanding.....................             -                          -
       Additional paid-in capital..............................................        99,762,662                87,658,990
       Deferred stock compensation.............................................            (7,991)                  (17,240)
       Accumulated deficit.....................................................       (75,876,034)              (63,449,673)
       Treasury stock, at cost (common stock - 555,333 shares) ................        (3,537,106)                  (37,731)
       Notes receivable from stockholders .....................................        (1,413,225)               (4,290,204)
                                                                                -------------------       --------------------

       Total stockholders' equity..............................................        19,190,462                20,078,369
                                                                                -------------------       --------------------

                                                                                 $      25,891,620         $      27,656,346
                                                                                ===================       ====================


------------------------------------------------------------------------------------------------------------------------------



    The accompanying notes are an integral part of the Financial Statements.

                            ELECTRIC FUEL CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------


                                                          Nine months ended September 30,        Three months ended September 30,
                                                       ------------------------------------   ------------------------------------
                                                            2001                2000               2001                2000
                                                       ----------------   -----------------   ----------------   -----------------
Revenues..............................................  $   2,974,293      $   1,851,854       $   1,214,115      $     566,367

Cost of revenues *)...................................      5,210,368               --             2,032,834               --
                                                       ----------------   -----------------   ----------------   -----------------

Gross loss *).........................................     (2,236,075)              --              (818,719)              --
                                                       ----------------   -----------------   ----------------   -----------------

Research and development expenses, net *).............      2,789,112          5,730,634           1,104,832          1,777,390
Sales and marketing expenses..........................      4,935,299          1,984,091           1,712,418            833,990

General and administrative expenses...................      2,865,073          2,644,687             837,869            990,929
                                                       ----------------   -----------------   ----------------   -----------------
                                                           10,589,485         10,359,412           3,655,120          3,602,309
                                                       ----------------   -----------------   ----------------   -----------------

Operating loss........................................    (12,825,560)        (8,507,558)         (4,473,839)        (3,035,942)
Financial income, net.................................        399,198            419,822              63,282            282,438
                                                       ----------------   -----------------   ----------------   -----------------

Loss for the period...................................  $ (12,426,361)     $  (8,087,736)      $  (4,410,556)     $  (2,753,504)
                                                       ================   =================   ================   =================

Loss per share........................................  $       (0.53)     $       (0.43)      $       (0.19)     $       (0.14)
                                                       ================   =================   ================   =================

Weighted average number of shares outstanding.........     23,404,277         18,776,071          23,612,097         20,231,991
                                                       ================   =================   ================   =================


----------------------------------------------------------------------------------------------------------------------------------



*) In the first nine months of 2000, the Company's cost of revenues was combined with research and development costs, since (i) the Company's production was integrated with the product development process, (ii) it was impossible to segregate the cost of revenue from the research and development expenses, and
   (iii) these expenses were interrelated by their nature.

    The accompanying notes are an integral part of the Financial Statements.

                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
                                               Common Stock                 Additional          Deferred          Accumulated
                                    ----------------------------------        paid-in             Stock
                                        Shares             Amount             capital         Compensation          deficit
                                    ---------------    ---------------    ---------------    --------------     ---------------
BALANCE AT JANUARY 1, 2001 -
  AUDITED..........................     21,422,691      $     214,227     $  87,658,990       $    (17,240)      $  (63,449,673)
CHANGES DURING THE NINE-MONTH
  PERIOD ENDED SEPTEMBER 30, 2001:
    Accrued interest on notes
      receivable from stockholders.
    Issuance of shares, net........      4,792,876             47,930        12,103,672
    Purchase of treasury stock.....
    Amortization of deferred stock
      compensation.................                                                                  9,249
    Loss...........................                                                                                 (12,426,361)
                                    ---------------    ---------------    ---------------    --------------     ---------------
BALANCE AT SEPTEMBER 30, 2001 -
  UNAUDITED........................     26,215,567      $     262,157      $ 99,762,662       $     (7,991)      $  (75,876,034)
                                    ===============    ===============    ===============    ==============     ===============

----------------------------------------------------------------------------------------
                                       Treasury            Notes
                                                     receivable from
                                        stock          shareholders           Total
                                    --------------    ---------------    ---------------
BALANCE AT JANUARY 1, 2001 -
  AUDITED..........................  $    (37,731)     $   (4,290,204)    $ 20,078,369
CHANGES DURING THE NINE-MONTH
  PERIOD ENDED SEPTEMBER 30, 2001:
    Accrued interest on notes
      receivable from stockholders.                          (107,652)        (107,652)
    Issuance of shares, net........                          (476,105)      11,675,497
    Purchase of treasury stock.....    (3,499,375)          3,460,736          (38,639)
    Amortization of deferred stock
      compensation.................                                              9,249
    Loss...........................                                        (12,426,361)
                                    --------------    ---------------    ---------------
BALANCE AT SEPTEMBER 30, 2001 -
  UNAUDITED........................   $ (3,537,106)    $   (1,413,225)    $ 19,190,462
                                    ==============    ===============    ===============

------------------------------------------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of the Financial Statements.

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)



------------------------------------------------------------------------------------------------------------------------

                                                                                 Nine months ended September 30,
                                                                           ---------------------------------------------
                                                                                   2001                    2000
                                                                           ---------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss for the period...................................................        $(12,426,361)            $(8,087,737)
                                                                           ---------------------   ---------------------
    Adjustments required to reconcile loss to net cash used in operating activities:
       Depreciation.......................................................             779,000                 527,578
       Expenses due to options granted to suppliers.......................              64,783                 315,679
       Amortization of deferred stock compensation........................               9,249                   -
       Interest accrued on notes from stockholders........................            (158,939)               (149,630)
       Liability for employee rights upon retirement, net.................             238,995                 102,284
    Changes in operating asset and liability items:
       Decrease (Increase) in accounts receivable.........................           1,678,726                (802,074)
       Increase in inventories............................................            (834,666)             (1,534,009)
       Increase (Decrease) in accounts payable and accruals...............            (917,355)                489,493
                                                                           ---------------------   ---------------------
           Net cash used in operating activities..........................         (11,566,569)             (9,138,416)
                                                                           ---------------------   ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets..............................................          (1,232,915)             (1,492,507)
    Repayment of suppliers due to purchase of fixed assets................            (227,230)                  -
    Loans granted to shareholders.........................................                  -                 (904,638)
                                                                           ---------------------   ---------------------
           Net cash used in investing activities..........................          (1,460,145)             (2,397,145)
                                                                           ---------------------   ---------------------

                                                                           ---------------------   ---------------------
FORWARD                                                                     $      (13,026,713)     $      (11,535,561)
                                                                           ---------------------   ---------------------


------------------------------------------------------------------------------------------------------------------------


    The accompanying notes are an integral part of the Financial Statements.

                           ELECTRIC FUEL CORPORATION


                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------

                                                                                  Nine months ended September 30,
                                                                           ----------------------------------------------
                                                                                   2001                    2000
                                                                           ---------------------   ----------------------
FORWARD                                                                     $      (13,026,713)     $      (11,535,561)
                                                                           ---------------------   ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of share capital, net..........................          11,297,329              13,062,500
    Proceeds from exercise of options and warrants........................             325,225               6,174,891
                                                                           ---------------------   ----------------------

       Net cash provided by financing activities..........................          11,622,554              19,237,391
                                                                           ---------------------   ----------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................          (1,404,159)              7,701,830
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...............          11,596,225               2,555,645
                                                                           ---------------------   ----------------------

BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................  $       10,192,066      $       10,257,475
                                                                           =====================   ======================

SUPPLEMENTARY INFORMATION ON ACTIVITIES NOT INVOLVING CASH FLOW:
    Issuance of share capital (including additional paid-in capital) upon
      notes receivable....................................................             499,605      $        3,733,743
                                                                           =====================   ======================

    Purchase of treasury stock upon notes receivable......................  $        3,499,375                      -
                                                                           =====================   ======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - CASH (PAID) RECEIVED
  DURING THE PERIOD FOR:
    Interest..............................................................  $          319,329      $          423,616
                                                                           =====================   ======================

    Advances to income tax authorities....................................  $          (10,843)     $          (29,969)
                                                                           =====================   ======================


------------------------------------------------------------------------------------------------------------------------


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

         Electric Fuel(R)is a registered trademark of Electric Fuel Corporation. Instant Power(TM), PowerCartridge(TM) and SmartCord(TM) are trademarks of Electric Fuel Corporation. All company and product names mentioned may be trademarks or registered trademarks of their respective holders.

         The following discussion and analysis should be read in conjunction with the interim financial statements and notes thereto appearing elsewhere in this Quarterly Report. We have rounded amounts reported here to the nearest thousand, unless such amounts are more than 1.0 million, in which event we have rounded such amounts to the nearest hundred thousand.

Subsequent Developments

         In November 2001, we introduced a line of disposable, ready-to-use back-up batteries for popular models of camcorders and digital cameras under our Instant Power brand. The new batteries will instantly revive power-dead camcorders and digital cameras and thereby ensure that users will not miss key photo opportunities when their on-board batteries die. Each battery offers three to five times the capacity of standard camcorder or camera rechargeables, connect by cord through the camcorder's or camera's DC jack, and come with a built-in belt clip for easy carrying. The first models support camcorders produced by Sony and JVC, and digital cameras produced by Sony and Nikon. Later models will support other manufacturers' products.

         In October 2001, we announced the introduction of an in-car adapter for our line of Instant Power chargers for cellular telephones and PDAs. The car adapter is being bundled with our charger kits under the name "Instant Power 2in1 Charger." It is also be available as a separate add-on accessory for other phone and PDA models, as well as for people who already own an Instant Power charger This two-in-one strategy gives business travelers and vacationers a complete electricity-independent solution for charging their cellular telephones and PDAs, expands users' PDA charging options to the car for the first time, and gives users with built-in car chargers a portable charging solution for use in rental cars.

General

         During 2001, we accelerated our efforts to further develop, commercialize and market our disposable Instant Power Zinc-Air batteries and chargers for cellular phones and PDAs. These products use the proprietary high-rate primary zinc-air technology that we developed in the last three years for use in

                           ELECTRIC FUEL CORPORATION

portable electronic devices. We also focused during the past six months on expanding the distribution channels for our products, in order to continue the transition from a research and development company to a global consumer goods company, and on expanding the range of products that we offer.

         Our line of existing products now includes batteries for Nokia 5100/6100/7100 phones, the Ericsson 600 and 800 lines and the 1018 and 1228 phone models, the Samsung SCH-3500 phone, and an auxiliary battery for the Motorola StarTAC, and chargers with SmartCords for various series and models of Nokia, Motorola, Ericsson, Panasonic, Siemens, Samsung, Audiovox, Nextel, Mitsubishi, Sagem and Philips cellphones, models of Pocket PC, Palm, Handspring, Sony, HP, Casio and Compaq PDAs and Novatel wireless modems.

         During the third quarter of 2001, we continued to increase our marketing development with respect to our Instant Power line, particularly in the United States, where we received orders from 7-Eleven and RadioShack; Canada, where we received orders from RadioShack Canada; and the U.K., where we received initial orders from Orange UK. As of the end of the third quarter of 2001, our products were being carried by retailers in the U.S., the U.K., Australia, Canada, Germany, Italy, Spain and Israel (where seven retail chains carry Instant Power products).

         While we have successfully marketed our products to retailers, certain of our customers have indicated to us in response to a dramatic slowdown in sales of cellular phone accessories (particularly aggravated since September
11th), as well as in retail in general, that we would benefit from educating consumers and retail sales personnel as to the advantages of disposable batteries and chargers for cellphones and PDAs. We have begun addressing this need, both on our own and in cooperative programs with certain of our retailers, through a merchandizing campaign and through in-store training programs.

         As of September 30, 2001, we had 33 unexpired U.S. patents and 15 corresponding European patents issued covering general aspects and various applications of our zinc-air technology. We also have more than 50 new applications filed, focusing specifically on Instant Power batteries and chargers for consumer electronic devices and cellphones.

         We are continuing to develop other applications for our disposable Instant Power batteries and chargers, including for other portable consumer electronic devices, such as portable hand-held game systems, as well as devices for the telecommunications, hand-held computer and defense markets.

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

         In August 2001, we announced that we had successfully completed the performance testing of our zinc-air electric bus. In the final performance test, the bus was driven a record-breaking total of 110 miles, more than 100 of them under the rigorous stop-and-go driving conditions of the Society of Automotive Engineers' Central Business District (CBD) cycle, and with a load simulating 150% of the passenger payload for which the bus was designed. The bus was designed to be driven for 95 miles on the CBD cycle with a 50% passenger load. The most recent testing took place at Rome, New York, on a taxiway of the former Griffiss Air Force Base, and included evaluation of constant-speed driving and

                           ELECTRIC FUEL CORPORATION

acceleration tests. We anticipate conducting the first public on-road demonstration drives of our zinc-air electric bus on the streets of Las Vegas, Nevada on November 27, 2001 to conclude the first milestone of our Phase 2 agreement with the FTA to demonstrate and evaluate the all-electric zinc-air transit bus.

         Our Defense and Safety Products Division is continuing with the production of zinc-air battery packs for the U.S. Army's Communications Electronics Command (CECOM). The 12/24 volt, 800 watt-hour battery pack for battlefield power, which is based on our zinc-air fuel cell technology, is approximately the size and weight of a notebook computer. The battery is based on a new generation of lightweight, 30 ampere-hours cells developed by us for both military and future commercial products with high energy requirements. Additionally, the Defense and Safety Products Division is continuing with the introduction of the new emergency lights for the marine life jackets market.

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

         We incurred significant operating losses for the years ended December 31, 2000, 1999 and 1998 and for the first nine months of 2001. While we expect to continue to derive revenues from the sale of batteries for portable electronic devices, components of the Electric Fuel Electric Vehicle System, including refueling and Electric Fuel services and defense and safety products that we manufacture, as well as from licensing rights to the Electric Fuel technology to third parties, there can be no assurance that we will ever derive significant revenues or achieve profitability.

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

Results of Operations

Three months ended September 30, 2001, compared to the three months ended September 30, 2000.

         Revenues. Revenues for the third quarter of 2001 totaled $1.2 million, compared to $566,000 in the comparable period in 2000, an increase of $648,000, or 114%. This increase was the result of a

                           ELECTRIC FUEL CORPORATION

substantial increase in sales of our Instant Power batteries and chargers as compared with the comparable period in 2000.

         During the third quarter of 2001, we recognized revenues from the sale of consumer batteries, lifejacket lights and portable high-power zinc-air battery packs for military use. We also recognized revenues from subcontracting fees received in connection with the United States Department of Transportation
(DOT) program which began in 1998 and, after we completed Phase I in July of 2000, was extended in the fourth quarter of 2000. We participate in this program as a member of a consortium seeking to demonstrate the ability of the Electric Fuel battery system to power a full-size, all-electric transit bus. The total program cost of Phase II is approximately $2.7 million, 50% of which will be covered by the DOT subcontracting fees. Subcontracting fees cover less than all of the expenses and expenditures associated with our participation in the program. In 2000, we derived revenues principally from the sale of lifejacket lights and consumer batteries. Additionally, we also recognized revenues from activities related to the DOT program.

         During the third quarter of 2001, revenues were $582,000 for the Instant Power division (compared to $219,000 in the comparable period in 2000, an increase of $363,000, or 166%), $223,000 for the Electric Vehicle division (compared to $79,000 in the comparable period in 2000, an increase of $144,000, or 182%) and $410,000 for the Defense and Safety division (compared to $268,000 in the comparable period in 2000, an increase of $142,000, or 53%, due primarily to recognition this quarter of revenues to date for the year from sales of CECOM zinc-air battery packs for military use in this past quarter).

         Cost of revenues and gross loss. Cost of revenues totaled $2.0 million during the third quarter of 2001. Gross loss was $819,000 during the third quarter of 2001. In the third quarter of 2000, our cost of revenues was combined with research and development costs, since (i) our production was integrated with the product development process, (ii) it was impossible to segregate the cost of revenue from the research and development expenses, and (iii) these expenses were interrelated by their nature. Hence, we are unable to provide comparative data for the comparable quarter of 2000.

         Direct expenses for our three divisions during the third quarter of 2001 were $4.0 million in the Instant Power division (compared to $2.1 million during the third quarter of 2000, an increase of $1.9 million, or 90%), $186,000 in the Electric Vehicle division (compared to $48,000 during the third quarter of 2000, an increase of $138,000, or 287%), and $482,000 in the Defense and Safety division (compared to $293,000 during the third quarter of 2000, an increase of $189,000, or 65%).

         Research and development expenses, net. Research and development expenses less royalty-bearing grants for the third quarter of 2001 were $1.1 million. In the third quarter of 2000, our cost of revenues was combined with research and development costs, since (i) our production was integrated with the product development process, (ii) it was impossible to segregate the cost of revenue from the research and development expenses, and (iii) these expenses were interrelated by their nature. Hence, we are unable to provide comparative data for the comparable quarter of 2000.

         Our 2001 grant applications have been approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade. As a result, royalty-bearing grants of up to approximately $1.0 million will be available to us during 2001 to offset R&D expenses. $206,000 of these royalty-bearing grants was recognized in the third quarter of 2001 (compared to $178,000 in the third quarter of 2000). No royalty bearing grants from the BIRD Foundation were recognized in the third quarter of 2001 (compared to $148,000 in the third quarter of 2000).

                           ELECTRIC FUEL CORPORATION

         Selling expenses. Selling expenses for the third quarter of 2001 were $1.7 million, compared to $834,000 in the third quarter of 2000, an increase of $866,000, or 103%, primarily attributable to increased sales and marketing expenses in the Instant Power division. We expect further increases in selling expenses, particularly with respect to marketing expenses, as we continue to market our products to consumers and expand the applications for our technology.

         General and administrative expenses. General and administrative expenses for the third quarter of 2001 were $838,000, compared to $991,000 in the third quarter of 2000, a decrease of $153,000, or 15%, primarily attributable to a cost-cutting program that we instituted during the third quarter of 2001.

         Financial income. Financial income, net of interest expenses and exchange differentials, totaled approximately $63,000 in the third quarter of 2001, compared to $282,000 in the same quarter in 2000, a decrease of $219,000, or 22%, due primarily to lower interest rates and lower balances of invested funds as a result of our use of the proceeds of private placements of our securities conducted in May and November 2000, which was only partially offset by income from the proceeds of private placements of our securities conducted in May 2001.

         Income taxes. We and our Israeli subsidiary EFL incurred net operating losses or had earnings arising from tax-exempt income during the nine months ended September 30, 2001 and 2000 and, accordingly, we were not required to make any provision for income taxes. Taxes in these entities incurred in 2001 and 2000 are primarily composed of United States federal alternative minimum taxes.

         Net loss. Due to the factors cited above, we reported a net loss of $4.4 million in the third quarter of 2001, compared to a net loss of $2.8 million in the third quarter of 2000, an increase of $1.6 million, or 57%.

Nine months ended September 30, 2001, compared to the nine months ended September 30, 2000.

         Revenues. Revenues for the first nine months of 2001 totaled $3.0 million, compared to $1.9 million in the comparable period in 2000, an increase of $1.1 million, or 61%. This increase was the result of an increase in sales of our Instant Power batteries and chargers as compared with the comparable period in 2000 and an increase in revenues for the Electric Vehicle division.

         During the first nine months of 2001, we recognized revenues from the sale of consumer batteries, lifejacket lights and portable high-power zinc-air battery packs for military use. We also recognized revenues from subcontracting fees received in connection with the United States Department of Transportation
(DOT) program which began in 1998 and, after we completed Phase I in July of 2000, was extended in the fourth quarter of 2000. We participate in this program as a member of a consortium seeking to demonstrate the ability of the Electric Fuel battery system to power a full-size, all-electric transit bus. The total program cost of Phase II is approximately $2.7 million, 50% of which will be covered by the DOT subcontracting fees. Subcontracting fees cover less than all of the expenses and expenditures associated with our participation in the program. In 2000, we derived revenues principally from the sale of lifejacket lights and consumer batteries. Additionally, we also recognized revenues from activities related to the DOT program.

         During the first nine months of 2001, revenues were $1.4 million for the Instant Power division (compared to $722,000 in the comparable period in 2000, an increase of $715,000, or 99%), $539,000 for the Electric Vehicle division (compared to $310,000 in the comparable period in 2000, an increase of $229,000, or 74%) and $998,000 for the Defense and Safety division (compared to $809,000 in the comparable period in 2000, an increase of $189,000, or 23%).

                           ELECTRIC FUEL CORPORATION


         Cost of revenues and gross loss. Cost of revenues totaled $5.2 million during the first nine months of 2001. Gross loss was $2.2 million during the first nine months of 2001. In the first nine months of 2000, our cost of revenues was combined with research and development costs, since (i) our production was integrated with the product development process, (ii) it was impossible to segregate the cost of revenue from the research and development expenses, and (iii) these expenses were interrelated by their nature. Hence, we are unable to provide comparative data for the comparable period of 2000.

         Direct expenses for our three divisions during the first nine months of 2001 were $10.8 million in the Instant Power division (compared to $6.0 million during the first nine months of 2000, an increase of $4.8 million, or 80%), $605,000 in the Electric Vehicle division (compared to $507,000 during the first nine months of 2000, an increase of $98,000, or 19%), and $951,000 in the Defense and Safety division (compared to $745,000 during the first nine months of 2000, an increase of $206,000, or 28%).

         Research and development expenses, net. Research and development expenses less royalty-bearing grants for the first nine months of 2001 were $2.8 million. In the first nine months of 2000, our cost of revenues was combined with research and development costs, since (i) our production was integrated with the product development process, (ii) it was impossible to segregate the cost of revenue from the research and development expenses, and (iii) these expenses were interrelated by their nature. Hence, we are unable to provide comparative data for the comparable half of 2000.

         Our 2001 grant applications have been approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade. As a result, royalty-bearing grants of up to approximately $1.0 million will be available to us during 2001 to offset R&D expenses. $641,000 of these royalty-bearing grants was recognized in the first nine months of 2001 (compared to $546,000 in the first nine months of 2000).

         Selling expenses. Selling expenses for the first nine months of 2001 were $4.9 million, compared to $2.0 million in the first nine months of 2000, an increase of $2.9 million, or 149%, primarily attributable to increased sales and marketing expenses in the Instant Power division. We expect further increases in selling expenses, particularly with respect to marketing expenses, as we continue to market our products to consumers and expand the applications for our technology.

         General and administrative expenses. General and administrative expenses for the first nine months of 2001 were $2.9 million compared to $2.6 million in the first nine months of 2000, an increase of $221,000, or 8%.

         Financial income. Financial income, net of interest expenses and exchange differentials, totaled approximately $399,000 in the first nine months of 2001 compared to $420,000 in the same period in 2000, a decrease of $21,000, or 5%, due primarily to lower interest rates and lower balances of invested funds as a result of our use of the proceeds of private placements of our securities conducted in May and November 2000, which was only partially offset by income from the proceeds of private placements of our securities conducted in May 2001.

         Income taxes. We and our Israeli subsidiary EFL incurred net operating losses or had earnings arising from tax-exempt income during the nine months ended September 30, 2001 and 2000 and, accordingly, we were not required to make any provision for income taxes. Taxes in these entities incurred in 2001 and 2000 are primarily composed of United States federal alternative minimum taxes.

         Net loss. Due to the factors cited above, we reported a net loss of $12.4 million in the first nine months of 2001, compared to a net loss of $8.1 million in the first nine months of 2000, an increase of $4.3 million, or 55%.

                           ELECTRIC FUEL CORPORATION

Liquidity and Capital Resources

         As of September 30, 2001, we had cash and cash equivalents of approximately $10.2 million, compared to $10.3 million as of September 30, 2000.

         We used available funds in the first nine months of 2001 primarily for continued research and development expenditures, and other working capital needs. We increased our investment in fixed assets by $318,000 during the quarter ended September 30, 2001, primarily in the Instant Power Division. Our fixed assets, net, amounted to $6.9 million as at quarter end.

         Our Israeli subsidiary EFL presently has a line of credit with the First International Bank of Israel Ltd. (FIBI) of up to $750,000, guaranteed by our receivables (up to 75% of the receivables total amount as determined from time to time). This credit facility imposes financial and other covenants on EFC and EFL. As of September 30, 2001, the bank had issued letters of credit and bank guarantees totaling approximately $43,000.

         While we believe that our cash position and cash flows from operations as of the date of this report will be sufficient to satisfy our estimated cash requirements for the next year, we will continue to seek to increase revenues, reduce expenditures and/or obtain additional funding, including through the issuance of equity or debt securities. Should we be unable to do so, we may have to modify, reduce, defer or eliminate certain of our anticipated future commitments and/or programs.

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

                            ELECTRIC FUEL CORPORATION

                            By: /s/ Robert S. Ehrlich
                                -----------------------------------------------
                                Name:   Robert S. Ehrlich
                                Title:  Chairman and Chief Financial Officer


Dated: November 13, 2001