Form 10-K
period 2001-12-31
ELECTRIC FUEL CORP
filed 2002-03-26
CIK 916529

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 .
                                           -----------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO       .
                                                         ------    ------

                        Commission File Number: 0-23336
                                                --------

                            ELECTRIC FUEL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           Delaware                                                    95-4302784
-------------------------------------------------------------             ------------------------------------
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

                  632 Broadway, Suite 301, New York, New York                           10012
                 --------------------------------------------                         ----------
                   (Address of principal executive offices)                           (Zip Code)

                                 (212) 529-9200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                       Name of each exchange on which registered
     -------------------                       -----------------------------------------
            None                                             Not applicable

Securities registered pursuant to Section 12(g) of the Act:    Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:                                  Yes[X] No[ ]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 25, 2002 was approximately $49,717,247 (based on the last sale price of such stock on such date as reported by The Nasdaq National Market).

(Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the
latest practicable date:                                30,880,278 as of 3/25/02

Documents incorporated by reference:                                        None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                                [ ]

================================================================================

                                PRELIMINARY NOTE
                                -----------------

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

                                     PART I

ITEM 1. BUSINESS

General

     We are a world leader in primary and refuelable Zinc-Air fuel cell technology, pioneering advancements in consumer electronics, electric vehicles and defense and security products.

     We based our line of Instant Power disposable chargers and batteries for cellular telephones, PDAs, digital cameras and camcorders on our patented Zinc-Air fuel cell technology. The batteries, which come fully charged and ready to use right out of the pack, provide consumers with up to five times more usage time when compared with conventional rechargeable batteries such as those typically provided by the device manufacturer as original equipment. The pocket-sized chargers, which weigh less than three ounces and plug directly into a cellphone or PDA, allow these devices to be recharged and used on the move without an electrical outlet.

     We are also engaged in the design, development and commercialization of our proprietary fuel cell technology for other portable consumer electronic devices, as well as for electric vehicles and defense and security product applications.

     We have been engaged in research and development in the field of zinc-air electrochemistry and battery design for over ten years, as a result of which we have developed our current technology and its applications. We have successfully applied our technology to our Instant Power line of high-capacity zinc-air chargers and disposable batteries for cellular telephones and other portable consumer electronic devices, and to high-energy battery packs for military and security applications. We have also applied our technology to the development of a refuelable zinc-air fuel cell for powering zero-emission electric vehicles, which we have successfully demonstrated in "on-the-road" programs in Germany, Sweden, Italy, Israel and the United States, most recently in a public test in Las Vegas, Nevada. Through these efforts, we have sought to position ourselves as a world leader in the application of zinc-air technology to innovative primary and refuelable power sources.

     While zinc-air technology has been in use for over a century in a great variety of typically low-power devices (such as hearing aids), we have developed technologies that provide our (environmentally-friendly) batteries with enhanced performance in both power and energy at a low manufacturing cost. Our high-energy, high-power zinc-air fuel cell is composed of a zinc anode and an air (oxygen reduction) cathode. It is different from most other battery technologies in that one of the electrodes - the air cathode - is not consumed during discharge, but instead acts as a kind of electrochemical membrane that extracts oxygen from the atmosphere and introduces it into the cell. During discharge, the oxygen is electrochemically reduced to hydroxide ions at the cathode, and zinc at the anode is consumed by conversion to zinc oxide. In electric vehicles, fresh zinc is generated out of oxidized zinc in a regeneration process. In our batteries and chargers for consumer electronics devices, we construct the entire pack from low-cost, recyclable components which can be disposed of in an environmentally-safe manner.

     For financial information concerning the business segments in which we operate, see Note 14 of the Notes to the Consolidated Financial Statements. For financial information about geographic areas in which we engage in business, see Note 14(c) of the Notes to the Consolidated Financial Statements.

     We were incorporated in Delaware in 1990. Unless the context requires otherwise, all references to us refer collectively to Electric Fuel Corporation
(EFC) and EFC's wholly-owned Israeli subsidiary, Electric Fuel (E.F.L.) Limited
(EFL), Electric Fuel Transportation Corp., and other subsidiaries of EFC and
EFL.

     We concentrate our consumer product sales and marketing efforts for North America from our headquarters office in New York. Our executive offices are located at 632 Broadway, Suite 301, New York, New York 10012, and our telephone number at our executive offices is (212) 529-9200. Our corporate website is www.electric-fuel.com, and our Instant Power Division has established
---------------------
consumer-oriented websites at www.instant-power.com and www.instantpower.co.uk.
                              ---------------------     ----------------------
Reference to our websites does not constitute incorporation of any of the information thereon into this annual report.

     We conduct our research, development and production activities primarily through EFL at its facility in Beit Shemesh, Israel. We also have a small battery research and development facility in Auburn, Alabama that builds and tests prototype cells and batteries.

Business Strategy

     To fully utilize our zinc-air fuel cell technology for a wide selection of applications, we operate in three business segments: Instant Power, Electric Vehicles, and Defense and Security Products (formerly Defense and Safety Products).

     Our Instant Power Division develops and has introduced consumer products for a variety of portable electronic devices: disposable primary zinc-air batteries as a substitute for lower performing and initially more expensive rechargeable batteries for cellphones, digital cameras and camcorders, and ready-to-use zinc-air chargers for rechargeable cellphone and PDA batteries that allow consumers to keep talking or working on an empty battery during the charging process.

     We believe that there is a large potential market for high-capacity primary chargers and batteries that are capable of powering and recharging high-drain electronic devices, and we are seeking ways to continue to commercialize our zinc-air technology for such devices. We intend to focus on increasing sales and distribution of our existing consumer products for cellular phones, PDAs, digital cameras and camcorders, marketing these products through distributors, wireless carriers, original equipment manufacturers (OEMs), accessory dealers, specialty and general retailers, and Internet resellers.

     We also intend to explore the possibility of establishing strategic marketing and manufacturing partnerships. Potential strategic partners for batteries and chargers may include consumer electronic device manufacturers, major retailers, battery producers and assemblers, wireless accessory distributors, cellular phone service providers and consumer goods distributors. We currently manufacture zinc-air cells and assemble chargers and batteries for use in consumer electronic devices at our own facilities, although we may later outsource part of this work as volume increases.

     Our Electric Vehicle Division, conducted through our subsidiary Electric Fuel Transportation Corp., continues to focus on obtaining and implementing demonstration projects in the U.S. and Europe, and on building broad industry partnerships that can lead to eventual commercialization of the zinc-air energy system. This approach supports our long-term strategy of achieving widespread implementation of the Electric Fuel zinc-air energy system for electric vehicles in large commercial and mass transit vehicle fleets. We intend to strengthen existing relationships and to develop new networks of strategic alliances with fleet operators, companies engaged in energy production and transportation, automobile manufacturers and others in order to establish the infrastructure necessary for further development and commercialization of the Electric Fuel Zinc-Air system.

     With respect to our Defense and Security Products Division, we base our strategy in the defense business sector on the development and commercialization of our next-generation zinc-air fuel cell technology, as applied in our ongoing work for the U.S. Army's Communications and Electronics Command (CECOM). The Division has undertaken limited production of 800-Wh battery packs with specific energy of 350 Wh/kg, which we believe is the highest specific energy of any battery available to the US Armed Forces. We will continue to seek new applications for our technology in defense projects, wherever synergistic technology and business benefits may exist. We intend to continue to develop our battery products for defense agencies, and plan to sell our products either directly to such agencies or through prime contractors.

     Our Defense and Security Products Division's safety products group, which produces lifejacket lights based on our patented water-activated magnesium-cuprous chloride battery technology, intends to continue to work with OEMs, distributors and end-user companies to expand its market share in the aviation and marine segments. We presently sell four products in the safety products group, two for use with marine life jackets and two for use with aviation life vests. All four products are certified under applicable international marine and aviation safety regulations.

Instant Power Division

     The Instant Power Division began initial deliveries of disposable cellphone batteries in the first line of commercial consumer products based on Electric Fuel's zinc-air fuel cell technology in the second half of 1999. By the end of 2001, we were manufacturing and marketing chargers compatible with various models of Nokia, Motorola, Ericsson, Panasonic, Siemens, Samsung, Audiovox, Nextel, Mitsubishi, Sagem and Philips cellphones and with various models of Palm, Handspring, Audiovox, Sharp, Toshiba, Sony, HP, Casio, IBM and Compaq PDAs and Novatel wireless modems, as well as disposable batteries suitable primarily for various models of Nokia cellphones, various models of SONY, Nikon Coolpix, Olympus and Kodak digital cameras, and various models of Sony Handycam and JVC camcorders. At the end of 2001, our products were on sale at retail outlets throughout the United States, Canada, Europe and Israel, including at such well-known retailers as RadioShack, 7-Eleven, CompUSA, Staples, AT&T Wireless, and Wal-Mart, and other cellular and retail stores in the United States, and at the Carphone Warehouse, Orange, The Link, Dixons, Tescos and other cellular and retail stores in the United Kingdom, as well as on British Airways flights.

     We believe that two industry trends will have a strong positive impact on the market for our line of chargers and batteries:

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

Chargers

     Our Instant Power Chargers for cellphones and PDAs are the first such chargers that not only require no electricity but also give consumers the option to keep talking or working on an empty battery during the charging process. The chargers consist of a compact replaceable PowerCartridge, which is the same no matter what cellphone or PDA is being charged, and a reusable SmartCord electronic adapter that connects the PowerCartridge to the particular cellphone or PDA and stays with the user for the life of the device. The PowerCartridge has a capacity of 3300 milliampere-hours (mAh), weighs approximately 76 grams (2.7 oz.) and is good for up to three charges (or more on some models) and hours of talk.

     We produce or develop SmartCords for various series and models of Nokia, Motorola, Ericsson, Panasonic, Siemens, Samsung, Audiovox, Mitsubishi, Sagem, Nextel and Philips cellphones, models of Palm, Handspring, Casio, Audiovox, Sharp, Toshiba, SONY, HP and Compaq PDAs, and Novatel modems. We sell the Instant Power charger as a package, where we sell the PowerCartridge with a SmartCord and a recloseable aluminum pouch designed to store the cartridge between uses. We also sell the Instant Power charger as our "2in1 Charger," where it is bundled with a universal in-car adaptor that can be used in any car's cigarette lighter. Replaceable PowerCartridges are sold separately.

Batteries

     Cellphones

     We currently offer four models of disposable zinc-air batteries for most Nokia and some Motorola, Ericsson and Samsung cellphones, all built from the same Electric Fuel zinc-air cells, which are connected in series in order to deliver the required voltage.

     Digital Cameras and Camcorders

     We offer fully charged, ready-to-use high-capacity back-up batteries for digital, VHS-C and 8mm video camcorders and digital cameras. We currently produce six models of digital camera batteries (three of which are for digital cameras that normally use AA alkaline batteries) and two models of camcorder batteries, all built from the same Electric Fuel zinc-air cells, which are connected in series in order to deliver the required voltage. We sell all of them under the brand name Instant Power. The batteries that we offer are compatible with various models of SONY (Mavica and Cyber-Shot), Nikon (Coolpix), Olympus and Kodak digital cameras and SONY (Handycam) and JVC camcorders. Our digital camera and camcorder batteries connect to the device through its DC jack. The battery comes complete with a 90 cm (36") cord, and has an integral belt clip for convenience of use.

Advantages of Our Consumer Charger Products

     Performance - Charge Without Electricity

     Our Instant Power chargers, which consist of a replaceable PowerCartridge and a reusable SmartCord, allow users to simultaneously charge a cellphone or PDA anywhere, anytime, without the need of an electric outlet, and to keep talking and working even if the unit's rechargeable battery is empty. Each disposable PowerCartridge provides up to three charges (or more on some models). We supply the PowerCartridge with a recloseable aluminum pouch designed to store the cartridge between uses; we also sell replaceable cartridges separately.

     Convenience and Efficiency

     The Instant Power charger, with a three-year shelf life, allows cellphone and PDA users to keep talking and working even if their device's battery is dead. It is compact (about twice the size of a box of matches), easy to use and convenient. The Instant Power charger begins delivering power instantly, and contains a timer set to end its charging cycle within approximately two hours. After use, the user places the PowerCartridge in the airtight pouch (provided) to halt the chemical reaction and thereby preserve power for the next recharge. Moreover, the SmartCord, which is reusable, is intended to stay with the user for the life of the phone or PDA, so that after the initial purchase the user need only replace the PowerCartridge.

     Safety and Environment

     Zinc-air is a proven, safe chemistry used extensively in hearing aids and pagers, as well as other devices where a high-energy, lightweight battery is desired. Underwriters' Laboratories has tested our chargers and batteries and found them safe. Electric Fuel Instant Power chargers and batteries are designed to be environmentally benign and recyclable in the same manner as primary alkaline batteries. At present, we are not aware of any commercial recycling facilities available either in the United States or in Europe for primary alkaline or zinc-air batteries.

Advantages of Our Consumer Battery Products

     Battery Performance - Increased Use Time

     Our Instant Power batteries deliver a unique combination of high-energy density and high power density, which provides superior performance in cellphones, digital cameras and camcorders. Our Instant Power cellphone batteries provide 3 to 5 times more talk and standby time than comparable rechargeable batteries made for these products. Instant Power digital camera and camcorder batteries give 3 to 5 times as much use time as comparable rechargeable batteries made for these products, and provide up to 10 hours of continuous use (without LCD screen), allowing users of digital cameras to take thousands of digital photos.

     Convenience

     The Electric Fuel Instant Power battery offers two kinds of convenience for users:

     First, the battery is fully charged and ready to use right out of the package, and requires no initial charging, unlike new rechargeable batteries which are typically sold (or provided with new products) in an uncharged or partially charged state. This can be critical for users of digital cameras and camcorders, who would otherwise risk missing important moments.

     Second, the battery frees the user from the inconvenience of charging his or her cellphone or camera battery. On business and vacation trips, the user of the Instant Power battery benefits both from not having to take along a charger and from not having to remember to charge the instrument every night.

     Thus, the Instant Power battery, with a three-year shelf life, offers users convenience similar to the convenience disposable alkaline batteries provide for portable CD players or pagers.

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

Market, Marketing Strategies and Sales

     Targeting Key Market Segments

     We have identified key market segments that we believe are more likely to purchase disposable cellphone and PDA chargers and cellphone and digital camera/camcorder batteries because of their back-up capability, high capacity and added convenience. These market segments are:

     .    Frequent travelers

     .    Vacationers

     .    Outdoors enthusiasts

     .    As a backup and in an emergency

     .    Business people and heavy users

     .    Or just in case

     Crafting Key Marketing Messages

     We have developed certain marketing messages that we believe identify for consumers the advantages of disposable cellphone chargers and batteries. These marketing messages are:

     .    "The revolutionary ready-to-use Instant Power battery."

     .    "Never let your cellphone or PDA go dead again."

     .    "Emergency power that lasts."

     .    "No electricity needed."

     .    "Business o travel o backup."

     With respect to digital cameras and camcorders, we stress somewhat different marketing messages that we believe identify for consumers of these products the unique advantages of our batteries. These marketing messages are:

     .    "Ideal for family vacations or business use."

     .    "High capacity for extended use time."

     .    "Back-up power for immediate use."

     Multi-Channel Sales Implementation Program

     We are undertaking implementation of our marketing strategy for our products through the following channels:

     (1)  Sales through retailers and distributors of cellphone accessories.

     (2)  Participation in trade shows.

     (3)  Direct sales via the Internet.

     (4)  Retail sales at travel-oriented locations.

     (5)  Strategic alliances with cellular phone carriers.

     (6)  Strategic alliances with original equipment manufacturers.

     Promotional Activities

     We have developed trade advertisement "Point of Sales" materials and in-store posters to support our retail efforts. We are participating in co-op advertising with our distributors, running special offers (such as "buy two, get one free") and internet promotions. We have also conducted a limited advertising campaign in newspapers and magazines in the U.S., the U.K. and Israel.

     Trade Shows

     During 2001, we participated in the Consumer Electronics Show (Las Vegas, Nevada), the CTIA Wireless show (New Orleans, Louisiana), PC Expo, NACDS, Planet PDA, CeBIT (Germany), SIMO (Spain), the PCS 2001 show (Chicago, Illinois), SMAU (Italy), Incentives Show (UK), Systems and IFA (Germany) and Comdex (Las Vegas, Nevada). We participated or plan to participate in similar major trade shows scheduled for 2002 in the U.S., Europe and Asia.

Competition

     General

     The market for cellphone, PDA, digital camera and camcorder batteries has been almost entirely dominated by rechargeable battery packs incorporating nickel-cadmium, nickel-metal hydride, lithium-ion and lithium-polymer cells. Typically, these batteries come in standard configuration of 800 to 1200 milliampere-hours (mAh) with new devices, and rechargeable batteries of up to 3000 mAh or more are also available as aftermarket accessories. Rechargeable batteries for cellphones are produced and/or packaged by the leading cellphone handset manufacturers, such as Nokia Corporation and Motorola, Inc., as well as by numerous aftermarket producers that sell private-label or off-brand models, and rechargeable batteries for digital cameras and camcorders are produced and/or packaged by third-party developers, such as Moby Power and Maha Energy Corporation.

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

     Until now, rechargeable battery technology for cellphones has evolved in steps: The first transition, starting in the early to mid-1990s, was from nickel-cadmium packs to nickel-metal hydride (NiMH) packs, which offered moderate gains in energy density while eliminating the so-called "memory effect," which prevented nickel-cadmium batteries from being fully recharged if they were not first fully discharged. NiMH batteries typically offer practical energy densities of up to 70 watt-hours per kilogram (Wh/kg). The second transition has been to lithium-ion (Li-ion), which has offered moderate gains in energy density but at a higher cost than nickel-metal hydride. NiMH hydride batteries are still commonly sold alongside Li-ion packs. Li-ion packs typically offer practical energy densities in the range of 70-100 Wh/kg. A third transition, which industry experts anticipate will be underway shortly, is expected from lithium-ion to lithium-ion polymer. The latter promises further gains in energy density as well as greater flexibility in packaging. Figures promised by lithium-ion polymer battery manufacturers such as Valence Technologies range from 120 to 135 Wh/kg at the cell level. In comparison, our current commercial products offer 150 to 167 Wh/kg at the pack level and about 240 Wh/kg at the cell level. Electrovaya Inc. (formerly ElectroFuel, Inc.) claims to have a lithium-ion polymer battery pack suitable for notebook computers that delivers 190 Wh/kg.

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

     Until now, primary battery packs for portable electronic devices have not been widely available. We believe that such solutions have not been successful because the talk and standby times achievable with primary alkaline batteries are often even less than what is attainable with a rechargeable battery. Such solutions offer convenience similar to our products in terms of immediate availability in an emergency situation, but do not offer the convenience of much greater talk and standby times that our products offer.

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

     To date, we are not aware of any major battery manufacturer producing or announcing an intention to produce zinc-air batteries for cellphones, PDAs, digital cameras or camcorders. The entry into the market of a major battery manufacturer with a zinc-air pack similar to our would most likely impact our ability to market our products.

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

     Recently, some other companies have begun to market alkaline chargers that target the emergency market. In general, we believe that these competing chargers are inferior to our Instant Power charger in that they are either much heavier and larger, or they deliver a much lower capacity. The smallest of these products is based on three AAA alkaline batteries. This product cannot operate a phone with an empty battery, and even after a number of hours of charging can only deliver half of a single charge for the embedded OEM battery. Products based on 9V alkaline batteries can operate a phone with an empty battery for approximately fifteen minutes, but over an extended charge can deliver only approximately one-third of a single charge. There is also a product based on four AA alkaline batteries; compared to our Instant Power charger, it is 40% heavier, 30% bigger and delivers approximately one charge of the OEM battery. By contrast, our Instant Power charger can operate an empty phone for over five hours and can deliver up to three full charges. We believe that our product therefore offers consumers substantial advantages over these competing products, in that users who may not have access to outlet electricity for extended periods (for example, business travelers, vacationers, etc.) can have complete freedom from a wall socket. Our charger also offers the convenience of a battery that is ready to use immediately out of the package, whereas competing products require the user to purchase alkaline batteries separately and insert them into the plastic casing.

Electric Vehicle Division

     We believe that environmental concerns and current and proposed legislation create incentives for fleet operators to use zero emission electric vehicles, and that the Electric Fuel Zinc-Air Energy System for electric vehicles is particularly suitable for use by such fleet operations. For example, the California Air Resources Board (CARB) has adopted a regulation under which transit agencies with fleets of 200 or more will be required to purchase at least three zero emissions buses by 2003. We believe the U.S. government will continue to use us as a subcontractor to develop electric vehicles, and we hope this support will create incentives for fleet operators (primarily bus and mass transit operators) to introduce electric vehicles into their fleets.

     The Electric Fuel Zinc-Air Energy System for Electric Vehicles

     The Electric Fuel Zinc-Air Energy System consists of:

     . an in-vehicle, zinc-air fuel cell unit consisting of a series of zinc-air cells and refuelable zinc-fuel anode cassettes;

     .    a battery exchange unit for fast vehicle turn-around;

     . an automated battery refueling system for mechanically replacing depleted zinc-fuel cassettes with charged cassettes; and

     . a regeneration system for electrochemical recycling and mechanical repacking of the discharged fuel cassettes.

     With its proprietary high-power air cathode and zinc anode technologies, our zinc-air fuel cell delivers a unique combination of high-energy density and high-power density, which together power electric vehicles with speed, acceleration, driving range and driver convenience similar to that of conventionally powered vehicles.

     We believe that our zinc-air fuel cell system for powering electric vehicles offers numerous advantages over other electric vehicle batteries that make it ideal for fleet and mass transit operators. Fleet operators require a long operating range, large payload capacity, operating flexibility, all-weather performance, fast vehicle turnaround and competitive life-cycle costs. Electric Fuel-powered full-size vehicles, capable of long-range, high-speed travel, could fulfill the needs of transit operators in all weather conditions, with fast, cost-effective refueling. An all-electric, full-size bus powered by the Electric Fuel system can provide to transit authorities a full day's operating range for both heavy duty city and suburban routes in all weather conditions.

     In field trials with major European entities, we have demonstrated the commercial viability of our battery system by regularly driving 300 to 400 km in actual drive cycles. In 1996, a Mercedes-Benz MB410 van powered by our zinc-air fuel cell crossed the Alps, traveled from Chambray, France over the Moncenisio Pass, and continued to the zinc-air regeneration plant operated by Electric Fuel's Italian licensee, Edison Termoelettrica, SpA, in Turin, Italy. The 152 mile (244 km) drive included a 93 mile (150 km) continuous climb over mountainous terrain in which the vehicle climbed over 4,950 feet (1,500 meters) to reach the summit at 6,874 feet (2,083 meters), using only 65% of the battery's capacity. In November 1997, an electric Mercedes-Benz MB410 van drove from central London to Central Paris on a single charge - a distance of 272 miles (439 km), not including the rail transport through the English Channel Tunnel.

     During 2001, we successfully completed performance testing of our zinc-air electric transit bus, as part of Phase II of our program with the U.S. Department of Transportation's Federal Transit Administration (described below). During this performance testing, our bus was driven a record-breaking 110 miles, more than 100 of them under the rigorous stop-and-go diving conditions of the Society of Automotive Engineers' Central Business District (CBD) cycle with a 50% passenger load. Subsequent to this test, we demonstrated our bus in a public demonstration in Las Vegas, Nevada (in November
2001) and in Washington, D.C., on Capitol Hill, with the participation of certain members of the United States Senate (in March 2002).

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

     The program provides that the bus will utilize the new all-electric, battery/battery/ultracapacitor-hybrid propulsion system that we are jointly developing with General Electric's research and development center, with funding from the Israeli-U.S. Bi-National Industrial Research and Development (BIRD) Foundation (described below). The bus used in the program is a standard 40-foot (12.2 meter) transit bus manufactured by NovaBus Corporation. It has a capacity of 40 seated and 37 standing passengers and a gross vehicle weight of 39,500 lbs. (17,955 kg.). The all-electric hybrid system consists of an Electric Fuel zinc-air fuel cell as the primary energy source, an auxiliary battery to provide supplementary power and recuperation of energy when braking. Ultracapacitors enhance this supplementary power, providing faster throughput and higher current in both directions than the auxiliary battery can supply on its own. The vehicle draws cruising energy from the zinc-air fuel cell, and supplementary power for acceleration, merging into traffic and hill climbing, from the auxiliary battery and ultracapacitors.

     The program, which includes General Electric, Nova Bus Corporation, and the Regional Transportation Commission of Southern Nevada (RTC) as project partners, seeks to demonstrate the ability of the Electric Fuel battery system to power a full-size, all-electric transit bus, providing a full day's range for heavy duty city and suburban routes, under all weather conditions. In November 1998, a consortium consisting of Electric Fuel, the Center for Sustainable Technology, L.L.C. and RTC received approval for $2 million in federal subcontracting fees for the $4 million Zinc-Air Electric Transit Bus Program (Phase I). Additional project partners included the Community College of Southern Nevada and the Desert Research Institute. We successfully completed this phase in July 2000. Phase II, which focuses on conducting evaluation of the system and vehicle performance, including track testing and limited on-road demonstrations, enhancing the all-electric propulsion system developed in Phase I, including incorporating ultracapacitors and associated interface controls, and testing and evaluating the zinc-air fuel cell system, received approval in the fourth quarter of 2000.

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

     Germany - Consortium Project

     In January 2000, we agreed to participate in a new cooperative, all-electric hybrid vehicle development and demonstration program in Germany. A consortium consisting of major German industrial firms such as DaimlerChrysler AG and Varta Batterie AG will implement the program. The German Post, which sponsored an extensive field test of our zinc-air fuel cell system for electric vehicles from 1995 through 1998, has also joined the consortium as an Advisory Partner. In January 2001, we received a DM 1 million ($469,000) order for zinc-air fuel-cells and zinc anodes that we delivered during 2001.

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

     Competition

     We believe that our products must be available at a price that is competitive with alternative technologies, particularly those intended for use in zero or low-emission vehicles. Besides other battery technologies, these include hydrogen fuel cells, "hybrid systems" that combine an internal combustion engine and battery technologies, and use of regular or low-pollution fuels such as gasoline, diesel, compressed natural gas, liquefied natural gas, ethanol and methanol. Other alternative technologies presently use costly components, including use of flywheels and catalytic removal of pollutants. These various technologies are at differing stages of development and any one of them, or a new technology, may prove to be more cost effective, or otherwise more readily acceptable by consumers, than the Electric Fuel Zinc-Air Energy System for electric vehicles. In addition, the California Air Resource Board has expressed to us concerns about the costs associated with the zinc-air regeneration infrastructure as compared to battery technologies that use electrical recharging.

     The competition to develop electric vehicle battery systems and hydrogen fuel cells and to obtain funding for the development of electric vehicle battery systems is, and is expected to remain, intense. Our technology competes with other battery technologies as well as with different zinc-air batteries and with advanced vehicle propulsion systems. The competition consists of development stage companies as well as major international companies and consortia including such companies, including automobile manufacturers, battery manufacturers, and energy production and transportation companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours.

     An area of increased development has been that of hydrogen fuel cell powered vehicles, spearheaded by the Ballard Corporation's solid polymer electrolyte hydrogen-air fuel cell program. Major automobile companies have made significant investments in this technology. However, we believe that our zinc-air fuel cell technology is more likely to be commercially viable, and more likely to be ready for commercialization earlier, than the hydrogen fuel cell systems, with a lower system cost and with more advantageous performance characteristics.

     We believe that vehicles based on hydrogen fuel cells are many years away from commercialization, with significant issues of hydrogen production and storage. We feel that storing hydrogen in containers on board vehicles may be risky and involves major investments in infrastructure for highly-pressurized hydrogen, and that using methanol for making hydrogen on board vehicles is highly complex, costly and risky.

     We believe that competing zinc-air technologies are at a much earlier stage of development, not just in terms of size and number of cells, modules and demonstrations in electric vehicles, but also in terms of the scale of development effort. We are not aware of a competing zinc-air development effort that could yield a product that is superior to ours in terms of vehicle performance or life-cycle cost.

     Marketing

     We plan to seek to expand our existing strategic alliances in Europe, the United States and the Far East, benefiting from experience gained in connection with the DOT/FTA and our alliances with GE, Nova and Vattenfall. We also intend to seek support of government agencies, electric utilities and zinc manufacturers.

Defense and Security Products Division

     The Defense and Security Products Division (formerly the Defense and Safety Products Division) is continuing to expand the development of other advanced uses of the battery technology, including an advanced portable zinc-air fuel cell for the U.S. Army. This division also oversees our water-activated lifejacket lights for commercial aviation and marine applications, and will pursue further development of the safety products business.

     Defense Products

     Since 1998 we have received and performed a series of contracts from the U.S. Army's Communications-Electronics Command (CECOM) to develop and evaluate advanced primary zinc-air fuel cell packs. The terms of the current extension of a contract initially issued in 2001 call for us to deliver 500 prototype battery packs, and procure and install certain production equipment, for which we are to be paid $429,000. The 12/24 volt, 800 watt-hour battery pack for battlefield power, which is based on our zinc-air fuel cell technology, weighs only about five pounds and has approximately twice the energy capacity per pound of the U.S. Army's standard lithium-sulfur dioxide battery packs.

     Our military battery packs, which are produced at our facility in Auburn, Alabama, are configured for use with a variety of portable military communications equipment, including tactical radios and satellite-based communications units.

     The primary zinc-air fuel cell under development for the Armed Forces represents some technological advancements over the cell we are currently producing for consumer battery applications, and could be the basis for a new generation of zinc-air cells for consumer batteries. We intend to continue to pursue additional military and security-related contracts and sales opportunities for our primary zinc-air fuel cell.

     Marketing

     In June 2001, we participated in the Tri-Services Power Expo conference and exhibition in San Diego, California, and in June 2002, we will again participate in CECOM's Power Sources Conference and Exhibition in Cherry Hill, New Jersey.

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

     Market and Marketing Strategies

     The market for aviation lifejacket lights has been declining because of extended maintenance cycles in the industry, and the events of September 11, 2001, exacerbated this trend. We market our lights to the commercial aviation industry in the United States exclusively through The Burkett Company of Houston, Texas, which receives a commission on sales.

     The annual market for marine lifejacket lights is estimated at one to two million units worldwide, of which about 50% is in Europe and less than 25% is in the United States. We market our marine safety products through our own network of distributors in Europe, the United States, Asia and Oceania.

     Competition

     Two of the largest manufacturers of aviation and marine safety products, including TSO and SOLAS-approved lifejacket lights, are ACR Electronics Inc. of Hollywood, Florida, and Pains Wessex McMurdo Ltd. of England. Other significant competitors in the marine market include Daniamant Aps of Denmark, and SIC of Italy.

Regulatory and Environmental Matters

     We believe that our zinc-air batteries as currently produced are in compliance with applicable Israeli, European, and United States federal, state and local standards that govern the manufacture, storage, use and transport of the various chemicals used, and waste materials produced, in the manufacture and use of our zinc-air fuel cell, including zinc and potassium hydroxide. We have obtained the necessary permits under the Israel Dangerous Substances Law, 5753-1993, required for the use of zinc metal, potassium hydroxide and certain other substances in our facilities in Israel.

     Our disposable zinc-air chargers and batteries for various consumer electronic devices are similar in chemical makeup to primary alkaline batteries. Accordingly, our batteries and chargers, like those products, are not expected to be regulated as to transport and are expected to be exempt from dangerous goods regulations. Furthermore, like state-of-the-art zinc alkaline cells, which must be mercury and cadmium free, our products are also completely free of toxic mercury and cadmium additives.

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

     We have been filing patents on our zinc-air fuel cell system for electric vehicles since 1990. These applications have resulted in 33 unexpired U.S. patents and 15 corresponding European patents. These patents cover various aspects of the Electric Fuel System technology, including the overall system, the zinc anode, including its physical and mechanical attributes, the construction of the air cathode, cell structure and arrangements, connectors, the automatic refueling system, zinc regeneration, and safety features.

     We also hold two unexpired U.S. patents covering our high-power zinc-oxygen battery for torpedoes, two more covering the use of our zinc in other alkaline batteries, and one covering our water-activated magnesium-cuprous chloride batteries.

     In early 1998, building on the development work that began at EFL in late 1996 on smaller zinc-air cells for consumer batteries, EFL began filing new patent applications specifically covering its consumer batteries. To date, we have filed more than 50 such applications in the U.S., and numerous corresponding PCT applications have been filed for appropriate worldwide coverage. We expect to file additional applications in 2002 and succeeding years. The consumer battery patent applications cover all aspects of the cell and battery pack, including cell components and design, pack components and design, and air access management. The first of these patents, covering certain aspects of the cells used in our Instant Power batteries and chargers, was granted in 2001.

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

Research and Development

     During the years ended December 31, 1999, 2000, and 2001, our gross research and product development expenditures, including costs of revenues, of prototype batteries and components of the Electric Fuel System, were $7.8 million, $9.7 million and $11.3 million, respectively. In 1999, we believed that, given our stage of development, it was not yet meaningful to distinguish between research and development expenses and cost of revenues. We did distinguish between research and development expenses and cost of revenues in 2000. During the years ended December 31, 2000 and 2001, our gross research and product development expenditures, not including costs of revenues, of prototype batteries and components of the Electric Fuel System, were $5.1 million and $4.2 million, respectively. During these periods, the Office of the Chief Scientist of the Israel Ministry of Industry and Trade (the "Chief Scientist") participated in our research and development efforts, thereby reducing our gross research and product development expenditures in the amounts of $926,000, $763,000 and $705,000, for the years 1999, 2000 and 2001, respectively. During 1998 the Israel-U.S. Binational Industrial Research and Development Foundation (BIRD) also began participating in our research and development efforts by sponsoring a joint project to develop a hybrid propulsion system for transit buses with General Electric Corporate Research and Development. We received grants from BIRD totaling $277,000, $195,000 and $0 during the years ended December 31, 1999, 2000 and 2001, respectively.

     Under the terms of the grants from the Chief Scientist and current Chief Scientist regulations, we are obligated to pay royalties at the rate of 3% of the sales of products developed from projects funded by the Chief Scientist for the first three years of sales, increasing thereafter, up to 3.5%. We currently pay royalties at the rates of 3.5% and 3% of Electric Vehicle and cellphone battery revenues, respectively. The obligation to make such royalty payments ends when 100% of the amount granted (in New Israeli Shekels (NIS) linked to the U.S. dollar, plus interest (with respect to grants after January 1, 1999, at the LIBOR rate)) is repaid. The Government of Israel does not acquire proprietary rights in the technology developed using its funding, but certain restrictions with respect to the technology apply, including the obligation to obtain the Israeli Government's consent to manufacture the product based on such technology outside of Israel or to transfer the technology to a third party, which consent may be conditioned upon an increase in royalty rates or in the amount to be repaid. Current regulations require that, in the case of the approved transfer of manufacturing rights out of Israel, the maximum amount to be repaid through royalty payments will be increased to between 120% and 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel, and that an increased royalty rate will be applied.

     Under the terms of the grants from BIRD, we are obligated to pay royalties at the rate of 2 1/2% of the first year's gross sales and, in succeeding years, at the rate of 5% of gross sales until 100% of the grant has been repaid, at which point the repayment rate decreases to 2 1/2% of gross sales. The total amount to be repaid reaches a maximum of 150% of the grant if it takes five years or longer for the grant to be repaid. Should we sell any portion of the technology developed outright to a third party, one-half of all proceeds of the sale are applied as received on account of royalties. The repayment obligation is in U.S. dollars linked in value to the U.S. Consumer Price Index.

Employees

     As of February 28, 2002, we had 112 full-time employees in our Israeli subsidiary. Of these employees, four hold doctoral degrees and 34 hold other advanced degrees. Of the total, 31 employees were engaged in product research and development, 60 were engaged in production and operations, and the remainder in general and administrative functions. We also had five employees at our Auburn, Alabama research facility, one employee at our Georgia research facility and nine employees in our New York office. Our success will depend in large part on our ability to attract and retain skilled and experienced employees.

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

     Israeli law generally requires severance pay upon the retirement or death of an employee or termination of employment without due cause; additionally, some of our senior employees have special severance arrangements, certain of which are described under "Item 11. Executive Compensation - Employment Contracts," below. EFL currently funds its ongoing severance obligations by making monthly payments to approved severance funds or insurance policies. In addition, Israeli employees and employers are required to pay specified sums to the National Insurance Institute, which is similar to the United States Social Security Administration. Since January 1, 1995, such amounts also include payments for national health insurance. The payments to the National Insurance Institute are approximately 14.6% of wages (up to a specified amount), of which the employee contributes approximately 66% and the employer contributes approximately 34%. The majority of the permanent employees of EFL are covered by "managers' insurance," which provides life and pension insurance coverage with customary benefits to employees, including retirement and severance benefits. We contribute 14.33% to 15.83% (depending on the employee) of base wages to such plans and the permanent employees contribute 5% of their base wages.

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

ITEM 2. PROPERTIES

     Our corporate headquarters, constituting approximately 3,200 square feet, are located in New York City and leased for a term of five years expiring in November 2005. The Auburn,

Alabama research facility, constituting approximately 2,000 square feet, is leased on a monthly basis. Our administrative facilities and research, development and production facilities for the manufacture and assembly of our chargers and batteries, related Electric Fuel System components, and Survivor Locator Lights, constituting approximately 43,000 square feet, are located in Beit Shemesh, Israel, located between Jerusalem and Tel-Aviv (within Israel's pre-1967 borders). The lease for these facilities in Israel expires on December 31, 2007; we have the ability to terminate the lease every two years upon three months' written notice. Moreover, we may terminate the lease at any time upon twelve months written notice. In addition, we lease additional space in Beit Shemesh of approximately an additional 34,000 square feet. As more fully described below, we intend to transfer the production facilities currently located in Beit Shemesh to a new facility in Jerusalem once the facilities are constructed.

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

ITEM 3. LEGAL PROCEEDINGS

     As of the date of this filing, there were no material pending legal proceedings against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our 2001 Annual Meeting of Stockholders on July 9, 2001. At that meeting, the stockholders voted on the following matters with the following results:

1.   Fixing the number of Class I Directors at three:

                                        Votes For    Votes Against   Abstentions   Shares Not Voting
                                        ----------   -------------   -----------   -----------------
                                        18,821,885      113,654          100               0

2.   Election of Class I Directors:

                                        Votes For    Votes Against   Abstentions   Shares Not Voting
                                        ----------   -------------   -----------   -----------------
Yehuda Harats ...................       18,821,885       113,654           0               0
Dr. Jay M. Eastman ..............       18,821,885       113,754           0               0
Leon S. Gross ...................       18,821,885       113,654           0               0

     (Directors whose terms of office continued after the meeting were Robert S. Ehrlich, Jack E. Rosenfeld, Lawrence M. Miller and Jeff Kahn)

3. Ratifying the appointment of Kost Forer & Gabbay, independent certified public accountants in Israel and a member firm of Ernst & Young International, as our independent accountants for the fiscal year ending December 31, 2001:

                                         Votes For   Votes Against   Abstentions   Shares Not Voting
                                        ----------   -------------   -----------   -----------------
                                        18,843,465       41,422         50,652             0

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Since February 1994, our common stock has been traded under the symbol EFCX on the Nasdaq National Market. The following table sets forth, for the periods indicated, the range of high and low closing prices of our common stock on the Nasdaq National Market System:

Year Ended December 31, 2001                        High       Low
                                                  --------   -------
    Fourth Quarter ............................   $ 2.4300   $1.3000
    Third Quarter .............................   $ 2.7500   $1.3000
    Second Quarter ............................   $ 3.9500   $2.3000
    First Quarter .............................   $ 8.0000   $3.5000
Year Ended December 31, 2000
    Fourth Quarter ............................   $11.1875   $3.7500
    Third Quarter .............................   $15.0000   $6.8750
    Second Quarter ............................   $16.1250   $4.5000
    First Quarter .............................   $23.8750   $3.0625

     As of February 28, 2002 we had approximately 266 holders of record of our common stock.

Dividends

     We have never paid any cash dividends on our common stock. The Board of Directors presently intends to retain all earnings for use in our business. Any future determination as to payment of dividends will depend upon our financial condition and results of operations and such other factors as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

     None.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial information set forth below with respect to the statements of loss for each of the three fiscal years in the period ended December 31, 2001, and with respect to the balance sheets at the end of each such fiscal year has been derived from our consolidated financial statements audited by Kost Forer & Gabbay, independent certified public accountants in Israel and a member firm of Ernst & Young International.

     The selected financial information set forth below with respect to the statements of loss for each of the two fiscal years in the period ended December 31, 1998 and with respect to the balance sheet at the end of such fiscal year has been derived from our financial statements audited by Kesselman & Kesselman, independent certified public accountants in Israel and a member firm of PriceWaterhouseCoopers International Limited.

     The financial information set forth below is qualified by and should be read in conjunction with the Consolidated Financial Statements contained in Item 8 of this Report and the notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

                                                                     Year Ended December 31,
                                                   --------------------------------------------------------
                                                     1997       1998         1999        2000        2001
                                                   --------    --------    --------    --------    --------
                                                         (dollars in thousands, except per share data)
Statement of Operations Data:
Revenues .....................................     $  4,526    $  4,013    $  2,694    $  4,054    $  4,033
                                                   --------    --------    --------    --------    --------
Research and development expenses and costs of
  revenues ...................................        9,953       9,680       6,631       8,777      10,566
Selling, general and administrative expenses..        4,333       3,561       3,163       7,802      11,017
                                                   --------    --------    --------    --------    --------
Operating (loss) .............................     $ (9,760)   $ (9,228)   $ (7,100)   $(12,525)   $(17,550)
Financial income, net ........................          775         652         190         544         263
                                                   --------    --------    --------    --------    --------
Loss before taxes on income ..................     $ (8,985)   $ (8,576)   $ (6,910)   $(11,981)   $(17,287)
Taxes on income ..............................          144         (43)          6           0           0
                                                   --------    --------    --------    --------    --------
Net loss .....................................     $ (9,129)   $ (8,533)   $ (6,916)   $(11,981)   $(17,287)
                                                   ========    ========    ========    ========    ========
Net loss per share ...........................     $  (0.73)   $  (0.61)   $  (0.48)   $  (0.62)   $  (0.71)
                                                   ========    ========    ========    ========    ========
Weighted average number of common shares used
  in computing basic and diluted net loss per
  share (in thousands) .......................       12,502      14,013      14,334      19,243      24,200

                                                                       As At December 31,
                                                    -------------------------------------------------------
                                                     1997        1998        1999        2000        2001
                                                    -------     -------     -------     -------     -------
Balance Sheet Data:
Cash, cash equivalents and investments in
  marketable debt securities ..............         $16,717     $ 8,943     $ 2,556     $11,596     $12,672
Receivables and other assets ..............           3,985       3,021       3,307       9,614       6,996
Property and equipment, net of depreciation           4,754       3,435       4,166       6,446       6,740
                                                    -------     -------     -------     -------     -------
Total Assets ..............................         $25,456     $15,399     $10,029     $27,656     $26,408
                                                    =======     =======     =======     =======     =======
Liabilities ...............................         $ 6,697     $ 4,818     $ 5,787     $ 7,578     $ 7,000
Stockholders' equity ......................          18,759      10,581       4,242      20,078      19,408
                                                    -------     -------     -------     -------     -------
Total liabilities and stockholders equity..         $25,456     $15,399     $10,029     $27,656     $26,408
                                                    =======     =======     =======     =======     =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve inherent risks and uncertainties. When used in this discussion, the words "believes," "anticipated," "expects" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those set forth elsewhere in this report. Please see "Important Factors Regarding Forward-Looking Statements," below.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements contained in Item 8 of this report, and the notes thereto. We have rounded amounts reported here to the nearest thousand, unless such amounts are more than 1.0 million, in which event we have rounded such amounts to the nearest hundred thousand.


Critical Accounting Policies

     The preparation of financial statements requires us to make estimates and assum ptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to arrangements with extended payment terms, product returns, bad debts, income tax provisions and legal contingencies. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results may differ from these estimates.


     We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.


   Revenue Recognition and Bad Debt

     We recognize revenues from long-term research and development agreements subcontracted for the U.S. government when services are rendered. We recognize revenues in respect of products when, among other things, we have delivered the goods being purchased and we believe collectibility to be reasonably assured. Our provision for returns is based on our past experience. We perform ongoing credit evaluations of our customers' financial condition and we require collateral as deemed necessary. An allowance for doubtful accounts is determined with respect to those accounts that we have determined to be doubtful of collection. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required, and this might cause a revision of recognized revenues.

   Inventories

     We state our inventories at the lower of cost or market value. Inventory write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technologi cal obsolescence. Our reserves for excess and obsolete inventory are primarily based upon forecasted demand for our products, and any change to the reserves arising from forecast revisions would be reflected in cost of sales in the period the revision is made.

Subsequent Developments

     On January 18, 2002 we issued and sold to Grenville Finance Ltd., for an aggregate purchase price of $750,000, an aggregate of 441,176 shares of common stock. On January 24, 2002 we issued and sold to Special Situations Private Equity Fund, L.P., Special Situations Fund III, L.P., Special Situations Technology Fund, L.P. and Special Situations Cayman Fund, L.P., for an aggregate purchase price of $2,480,000, an aggregate of 1,600,000 shares of common stock. Our total cash on hand immediately subsequent to these offerings was approximately $15 million.

     In March 2002, we demonstrated our zinc-air electric bus in a public demonstration in Washington, D.C., on Capitol Hill, with the participation of certain members of the United States Senate.

General

     During 2001, we accelerated our efforts to further develop, commercialize and market our disposable Instant Power Zinc-Air chargers and batteries for cellular phones and PDAs. We also introduced several new devices, including a line of disposable, ready-to-use back-up batteries for popular models of camcorders and digital cameras under our Instant Power brand. These products use the proprietary high-rate primary zinc-air technology that we developed for use in portable electronic devices. We also focused during the past year on expanding the distribution channels for our products, in order to continue the transition from a research and development company to a global consumer goods company, and on expanding the range of products that we offer.

     Our line of existing products now includes batteries for Nokia 5100/6100/7100 phones, and chargers with SmartCords for various series and models of Nokia, Motorola, Ericsson, Panasonic, Siemens, Samsung, Audiovox, Nextel, Mitsubishi, Sagem and Philips cellphones, models of PocketPC, Palm, Handspring, Sony, HP, Casio and Compaq PDAs and Novatel wireless modems.

     During 2001, we continued to increase our marketing development with respect to our Instant Power line, particularly in the United States, where we received orders from 7-Eleven and RadioShack; Canada, where we received orders from RadioShack Canada; Germany, where we signed an exclusive distribution agreement with respect to our chargers with DNT GmbH; and the U.K., where we received initial orders from Orange UK. As of the end of 2001, our products were being carried by retailers in the U.S., the U.K., Australia, Canada, Germany, Italy, Spain and Israel.

     While we have successfully marketed our products to retailers, certain of our customers have indicated to us in response to a dramatic slowdown in sales of cellular phone accessories (particularly aggravated since September 11th), as well as in retail in general, that we would benefit from educating consumers and retail sales personnel as to the advantages of disposable chargers and batteries for cellphones and PDAs. We have begun addressing this need, both on our own and in cooperative programs with certain of our retailers, through a merchandizing campaign, as well as through in-store merchandizing and training programs.

     Our Zinc-Air cells are produced using a custom-designed, high-capacity automatic line designed, engineered and custom-built for our needs.

     During 2001, we continued to invest in strengthening our intellectual property position. We have 33 unexpired U.S. patents and 15 corresponding European patents issued covering general aspects and various applications of our zinc-air technology. We also have more than 50 new applications filed, focusing specifically on Instant Power chargers and batteries for consumer electronic devices and cellphones.

     Our Electric Vehicle Division is continuing its American all-electric transit bus development project, subcontracted by the Federal Transit Administration (FTA). We successfully completed phase I of the FTA program in June 2000, and are now engaged in Phase II of the program, which focuses on conducting evaluation of the system and vehicle performance, including track testing and limited on-road demonstrations, enhancing the all-electric propulsion system developed in Phase I, including incorporating ultracapacitors and associated interface controls, and testing and evaluating the zinc-air fuel cell system.

     In August 2001, we announced that we had successfully completed the performance testing of our zinc-air electric bus. In the final performance test, the bus was driven a record-breaking total of 110 miles, more than 100 of them under the rigorous stop-and-go driving conditions of the Society of Automotive Engineers' Central Business District (CBD) cycle, and with a load simulating 150% of the passenger payload for which the bus was designed. The bus was designed to be driven for 95 miles on the CBD cycle with a 50% passenger load. The most recent testing took place at Rome, New York, on a taxiway of the former Griffiss Air Force Base, and included evaluation of constant-speed driving and acceleration tests. We conducted the first public on-road demonstration drives of our zinc-air electric bus on the streets of Las Vegas, Nevada on November 27, 2001 to conclude the first milestone of our Phase 2 agreement with the FTA to demonstrate and evaluate the all-electric zinc-air transit bus.

     Our Defense and Security Products Division is continuing with the production of zinc-air fuel cell packs for the U.S. Army's Communications Electronics Command (CECOM). The

12/24 volt, 800 watt-hour battery pack for battlefield power, which is based on our zinc-air fuel cell technology, is approximately the size and weight of a notebook computer. The battery is based on a new generation of lightweight, 30 ampere-hours cells developed by us for both military and future commercial products with high energy requirements. Additionally, the Defense and Security Products Division is continuing with the introduction of the new emergency lights for the marine life jackets market.

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

     We incurred significant operating losses for the years ended December 31, 2001, 2000 and 1999. While we expect to continue to derive revenues from the sale of chargers and batteries for portable electronic devices, components of the Electric Fuel Electric Vehicle System, including refueling and Electric Fuel services and defense and safety products that we manufacture, as well as from licensing rights to our technology to third parties, there can be no assurance that we will ever derive such revenues or achieve profitability.

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

Results of Operations

     Fiscal Year 2001 compared to Fiscal Year 2000

     Revenues. Revenues for the year ended December 31, 2001 totaled $4.0 million, compared to $4.1 million for 2000, a decrease of $21,000.

     During 2001, we recognized revenues from the sale of consumer batteries, lifejacket lights and portable high-power zinc-air fuel cell packs for military use. We also recognized revenues from subcontracting fees received in connection with the United States Department of Transportation (DOT) program which began in 1998 and, after we completed Phase I in July of 2000, was extended in the fourth quarter of 2000. We participate in this program as a member of a consortium seeking to demonstrate the ability of the Electric Fuel battery system to power a full-size, all-electric transit bus. The total program cost of Phase II is approximately $2.7 million, 50% of which will be covered by the DOT subcontracting fees. Subcontracting fees cover less than all of the expenses and expenditures associated with our participation in the program. We also received electric vehicle revenues during 2001 from our German consortium (EFRB) project. In 2000, we derived revenues principally from the sale of lifejacket lights and consumer batteries. Additionally, we also recognized revenues from activities related to the DOT program.

     In 2001, revenues were $1.9 million for the Instant Power Division (compared to $2.6 million in 2000, a decrease of $625,000, or 27%), $894,000 for the Electric Vehicle Division (compared to $310,000 in 2000, an increase of $584,000, or 188%) and $1.2 million for the Defense and Security Products Division (formerly known as the Defense and Safety Products Division) (compared to $809,000 in 2000, an increase of $391,000, or 48%).

     Cost of revenues and gross loss. Cost of revenues totaled $7.1 million during 2001, compared to $4.2 million in 2000, an increase of $2.9 million, or 69%. This increase was the result of increased number of units produced in 2001, as well as a mark-down and write-off of certain inventory as a result of price reductions. Gross loss was $3.0 million during 2001, compared to $135,000 during 2000, an increase of $2.9 million.

     Research and development expenses, net. Research and development expenses less royalty-bearing grants for 2001 were $3.5 million, compared to $4.6 million in 2000, a decrease of $1.1 million, or 24%..

     Research and development expenses were reduced by $705,000 during 2001 as a result of recognition of grants from the Office of the Chief Scientist of the Ministry of Industry and Trade. Our 2001 research and development grant applications have been approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade. As a result, royalty-bearing grants of $705,000 from the Chief Scientist were recognized during 2001 (compared to $763,000 in 2000, a decrease of $58,000, or 8%) to offset research and development expenses. In addition, $0 of royalty bearing grants from the BIRD Foundation were recognized during 2001 (compared to $195,000 in 2000). Research and development expenses and cost of operations related to Instant Power and Security applications are expected to continue to increase for 2002, as we intensify our efforts in these new areas.

     Direct expenses for our three divisions for the fiscal year ended December 31, 2001 were $13.8 million for the Instant Power Division ($10.2 million in 2000, an increase of $3.6 million, or 35%), $907,000 for the Electric Vehicle Division ($473,000 in 2000, an increase of $434,000, or 92%), and $1.4 million for the Defense and Security Products Division ($1.1 million in 2000, an increase of $268,000, or 24%). The increase of expenses in the Electric Vehicle Division and the Instant Power Division was the result of progress that was made in phase II of the FTA program and the German program, and an increased number of units produced in our Instant Power Division.

     Net costs of fixed assets (net of accumulated depreciation) at December 31, 2001 in the Instant Power, Electric Vehicle and Defense and Security Products Divisions were $5.0 million, $666,000 and $322,000, respectively.

     Selling expenses. Selling expenses for the year ended December 31, 2001 were $6.3 million, compared to $4.2 million in 2000, an increase of $2.1 million, or 50%, primarily attributable to increased sales and marketing expenses in the Instant Power Division. We expect further increases in selling expenses, particularly with respect to marketing expenses, as we continue to market our products to consumers and expand the applications for our technology.

     General and administrative expenses. General and administrative expenses for 2001 were $4.8 million compared to $3.6 million in 2000, an increase of $1.2 million, or 31%.

     Financial income. Financial income, net of interest expenses and exchange differentials, totaled approximately $263,000 in 2001 compared to $544,000 in 2000, a decrease of $281,000, or 52%, due primarily to lower interest rates and lower balances of invested funds as a result of our use of the proceeds of private placements of our securities conducted in May and November 2000, which was only partially offset by income from the proceeds of private placements of our securities conducted in May, November and December 2001, as well as a decrease in interest income from certain shareholder loans.

     Income taxes. We and our Israeli subsidiary EFL incurred net operating losses or had earnings arising from tax-exempt income during 2001 and 2000 and, accordingly, we were not required to make any provision for income taxes. Taxes in these entities incurred in 2001 and 2000 are primarily composed of United States federal alternative minimum taxes.

     Net loss. Due to the factors cited above, we reported a net loss of $17.3 million in 2001, compared to a net loss of $12.0 million in 2000, an increase of $5.3 million, or 44%.

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

     During 2000, we recognized revenues from the sale of lifejacket lights and sale of consumer batteries. We also recognized revenues from subcontracting fees received in connection with the United States Department of Transportation (DOT) program which began in 1998 and, after we completed Phase I in July of 2000, was extended in the fourth quarter of 2001. We participate in this program as a member of a consortium seeking to demonstrate the ability of the Electric Fuel battery system to power a full-size, all-electric transit bus. The total program cost of Phase II is approximately $2.7 million, 50% of which will be covered by the DOT subcontracting fees. Subcontracting fees cover less than all of the expenses and expenditures associated with our participation in the program. In 1999, we derived revenues principally from the sale of lifejacket lights and consumer batteries. Additionally, we also recognized revenues from activities related to the DOT program.

     In 2000, revenues were $2.6 million for the Instant Power Division (compared to $0.3 million in 1999, an increase of $2.3 million, or 905%), $0.3 million for the Electric Vehicle Division (compared to $1.2 million in 1999, a decrease of $0.9 million, or 75%), and $1.2 million for the Defense and Safety Division (compared to $1.0 million in 1999, an increase of $0.2 million, or 19%).

     Research and development expenses and cost of revenues. Research and development expenses and cost of revenues totaled $8.8 million during 2000, compared with $6.6 million during 1999 an increase of $2.2 million, or 33%. This increase was primarily the result of an increase in operations and engineering costs related to new product development, and the ramping up of our automated production line. In 1999, we believed that, given our stage of development, it was not yet meaningful to distinguish between research and development expenses and cost of revenues. We did distinguish between research and development expenses and cost of revenues in 2000. In addition to the increase in the overall research and development expenses in 2000, the internal division of expenses also changed between 1999 and 2000. This was principally attributable to a reduction of expenses related to Electric Vehicle battery development. This overall reduction was partially offset by significant increases in the costs associated with consumer product development and the production of increased quantities of lifejacket lights in the Defense and Safety Division.

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

Liquidity and Capital Resources

     As of December 31, 2001, we had cash and cash equivalents of approximately $12.7 million, compared with $11.6 million as of December 31, 2000, an increase of $1.1 million, or 9%. The increase in cash was primarily the result of the private placements of our securities described below.

     We used available funds in 2001 primarily for continued research and development expenditures, and other working capital needs. We increased our investment in fixed assets by $1.3 million during the year ended December 31, 2001, primarily in the Instant Power Division. Our fixed assets amounted to $6.7 million as at year end.

     Our Israeli subsidiary EFL presently has a line of credit with the First International Bank of Israel Ltd. (FIBI) of up to $750,000, secured by such security as we and the bank shall agree upon from time to time. This credit facility imposes financial and other covenants on EFC and EFL. As of December 31, 2001, the bank had issued letters of credit and bank guarantees totaling approximately $36,000.

     During 2001, certain of our employees exercised options under our registered employee stock option plan. The proceeds to us from the exercised options are approximately $206,000.

     On November 21, 2001 we issued and sold to Orsay Services Inc., for an aggregate purchase price of $2,000,000, an aggregate of 1,503,759 shares of common stock.

     On December 5, 2001 we issued and sold to Vertical Ventures International, for an aggregate purchase price of $2,000,000, an aggregate of 1,190,476 shares of common stock.

     We have no long term debt outstanding, and we are using our cash reserves and revenues from operations primarily to continue development of chargers and batteries for consumer electronic devices, as well as to participate in the FTA Electric Vehicle program. Furthermore, in the third quarter of 2000, we established a commercial production line and we are preparing for market penetration of our new Instant Power zinc-air chargers and batteries for several models of cellular telephones and PDAs.

     Approximately 28.3% of the stock of our Israeli-based subsidiary EFL is now owned (directly, indirectly or by application of certain attribution rules) by four United States citizens. If at any time in the future, more than 50% of either (i) the voting power of our stock, or (ii) the total value of our stock, is held or deemed to be held by five or fewer individuals (including, if applicable, those individuals who currently own an aggregate of 28.3% of our stock) who are United States citizens or residents, EFL would satisfy the foreign personal holding company stock ownership test under the Internal Revenue Code and we could be subject to additional U.S. taxes on any undistributed foreign personal holding company income of EFL. For 2001, EFL had no income which would qualify as undistributed foreign personal holding company income. However, no assurance can be given that in the future EFL will not have income that qualifies as undistributed foreign personal holding company income.

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

Impact of Inflation and Currency Fluctuations

     Historically, the majority of our revenues have been in U.S. dollars. The United States dollar cost of our operations in Israel, with regard to expenses incurred in NIS, is influenced by the extent to which an increase in the rate of inflation in Israel is not offset by the devaluation of the NIS in relation to the dollar. In the past two years, inflation in Israel has been more than fully compensated by the devaluation of the NIS and, accordingly, the dollar cost of our NIS expenses has decreased. Even if the recent trend is reversed (as was the case in previous years), we do not believe that continuing inflation in Israel or delays in the devaluation of the NIS are likely to have a material adverse effect on us, except to the extent that such circumstances have an impact on Israel's economy as a whole. In the years ended December 31, 2001, 2000 and 1999, the annual rates of inflation in Israel were 1.4%, 0.0% and 1.3%, respectively, compared to the devaluation of the NIS against the dollar during such periods of 9.3%, (2.7)% and 0.0%, respectively.

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

     EFC and EFL have incurred net operating losses or had earnings arising from tax-exempt income during the years ended December 31, 2001, 2000 and 1999 and accordingly no provision for income taxes was required. Taxes in these entities paid in 2001, 2000 and 1999 are primarily composed of United States federal alternative minimum taxes.

     As of December 31, 2001, we had U.S. net operating loss carry forwards of approximately $7.0 million that are available to offset future taxable income, expiring primarily in 2015, and foreign net operating loss carry forwards of approximately $75.0 million, which are available indefinitely to offset future taxable income.

     IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

     The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Report and presented elsewhere by management from time to time.

We have had a history of losses and may incur future losses.

     We were incorporated in 1990 and began our operations in 1991. We have funded our operations principally from funds raised in each of the initial public offering of our common stock in February 1994, the offering of our common stock in February 1996, a private placement of our common stock in October 1996, and placements of our common stock in December 1999, January, May and November 2000, May, October and December 2001, and January 2002; funds from licensing arrangements; research contracts and supply contracts; funds received under research and development grants from the Government of Israel; and sales of Instant Power batteries, Instant Power chargers, and lifejacket lights. We incurred significant operating losses for the years ended December 31, 1997, 1998, 1999, 2000 and 2001, and expect to continue to incur significant operating losses in 2002. These losses may increase as we expand our research and development activities and establish production facilities, and these losses may fluctuate from quarter to quarter. There can be no assurance that we will ever achieve profitability or that our business will continue to exist. Additionally, because we do not presently meet the transaction requirements for filing registration statements for primary offerings of our securities on the simpler Form S-3 registration statement, raising capital through sales of our securities may be more difficult in the future than it has been in the past.

We need significant amounts of capital to operate and grow our business.

     We require substantial funds to conduct the necessary research, development and testing of our products; to establish commercial scale manufacturing facilities; and to market our products. In order to satisfy existing orders of batteries in commercial quantities, we need to implement our automated production line and, in the future, may need to upgrade or expand our automated production line to satisfy future orders. We plan to expand both sales and production activities, which will require additional funding. We continue to seek additional funding, including through the issuance of equity or debt securities. However, there can be no assurance that we will obtain any such additional financing in a timely manner and on acceptable terms. If additional funds are raised by issuing equity securities, stockholders may incur further dilution. If additional funding is not secured, we will have to modify, reduce, defer or eliminate parts of our anticipated future commitments and/or programs.

We cannot assure you of market acceptance of our products.

     In 2000, we began commercial deliveries of our cellphone battery and charger products, and in 2001 we expanded our product line to include chargers for PDAs and batteries for digital cameras and camcorders. However, our products have not yet been widely accepted by the consumer products market for this application. Furthermore, while we have developed chargers for several models of cellphones and PDAs and batteries for several models , we do not have such products for many models. We cannot assure you that the Electric Fuel battery or charger will be competitive either in terms of price or performance or that we will be able to sell our batteries or chargers in commercial quantities. While we have successfully marketed our products to retailers, certain of our customers have indicated to us in response to a dramatic slowdown in sales of cellular phone accessories (particularly aggravated since September 11th), as well as in retail in general, that we would benefit from educating consumers and retail sales personnel as to the advantages of disposable chargers and batteries for cellphones and PDAs.

     Our cellphone and PDA chargers, our batteries for cellphones, digital cameras and camcorders, and a signal light powered by water-activated batteries for use in life jackets and other rescue apparatus are the only commercial products we currently have available for sale. Significant resources will be required to develop and produce additional consumer products on a commercial scale. Additional development will also be necessary in order to commercialize our technology and each of the components of the Electric Fuel System for electric vehicles and defense products. We cannot assure you that we will be able to successfully develop, engineer or commercialize our products, technology or system components, or that we will be able to develop products for commercial sale or that, if developed, they can be produced in commercial quantities or at acceptable costs or be successfully marketed. The likelihood of our future success must be considered in light of the risks, expenses, difficulties and delays frequently encountered in connection with the operation and development of a relatively early stage business and with development activities generally.

     We believe that public pressure and government initiatives are important factors in creating an electric vehicle market. However, there can be no assurance that there will be sufficient public pressure or that further legislation or other governmental initiatives will be enacted, or that current legislation will not be repealed, amended, or have its implementation delayed. In addition, we are subject to the risk that even if an electric fuel vehicle market develops, a different form of zero emission or low emission vehicle will dominate the market. In addition, we cannot assure you that other solutions to the problem of containing emissions created by internal combustion engines will not be invented, developed and produced. Any other solution could achieve greater market acceptance than electric vehicles. The failure of a significant market for electric vehicles to develop would have a material adverse effect on our ability to commercialize this aspect of our technology. Even if a significant market for electric vehicles develops, there can be no assurance that our technology will be commercially competitive within that market.

We will need to develop the experience to manufacture our products in commercial quantities and at competitive prices.

     We currently have limited experience in manufacturing in commercial quantities and have, to date, produced only limited quantities of components of the batteries for electric vehicles. In order for us to be successful in the commercial market, our products must be manufactured to meet high quality standards in commercial quantities at competitive prices. The development of the necessary manufacturing technology and processes will require extensive lead times and the commitment of significant amounts of financial and engineering resources, which may not be available to us. We cannot assure you that we will successfully develop this technology or these processes. Moreover, we cannot assure you that we will be able to successfully implement the quality control measures necessary for commercial manufacturing.

The price of our common stock is volatile.

     The market price of our common stock has been volatile in the past and may change rapidly in the future. The following factors, among others, may cause significant volatility in our stock price:

     .    Announcements by us, our competitors or our customers;

     . The introduction of new or enhanced products and services by us or our competitors;

     . Changes in the perceived ability to commercialize our technology compared to that of our competitors;

     .    Rumors relating to our competitors or us;

     .    Actual or anticipated fluctuations in our operating results; and

     .    General market or economic conditions.

If our shares were to be delisted, our stock price might decline further and we might be unable to raise additional capital.

     One of the continued listing standards for our stock on the Nasdaq National Market is the maintenance of a $1.00 bid price. While our stock price has never gone below $1.00 per share, it has recently closed as low as $1.30 per share, and traded as low as $1.10 per share. If our bid price were to go and remain below $1.00 for 30 consecutive business days, Nasdaq could notify us of our failure to meet the continued listing standards, after which we would have 90 calendar days to correct such failure or be delisted from the Nasdaq National Market. We would also have the opportunity to appeal this notification, although there can be no assurances that this appeal would be resolved favorably.

     There can be no assurance that our common stock will remain listed on the Nasdaq National Market. If our common stock were to be delisted from the Nasdaq National Market, we might apply to be listed on the Nasdaq SmallCap market; however, there can be no assurance that we would be approved for listing on the Nasdaq SmallCap market, which has the same $1.00 minimum bid requirement as the Nasdaq National Market. While our stock would continue to trade on the over-the-counter bulletin board following any delisting from the Nasdaq, any such delisting of our common stock could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public equity markets.

Our field of business is highly competitive.

     The competition to develop consumer batteries, defense and safety products and electric vehicle battery systems, and to obtain funding for the development of these products is, and is expected to remain, intense. Our technology competes with other battery technologies, as well as other zinc-air technologies. The competition consists of development stage companies, major international companies and consortia of such companies, including battery manufacturers, automobile manufacturers, energy production and transportation companies, consumer goods companies and defense contractors, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours.

     Various battery technologies are being considered for use in electric vehicles, consumer batteries and defense and safety products by other manufacturers and developers, including the following: lead-acid, nickel-cadmium, nickel-iron, nickel-zinc, nickel-metal hydride, sodium-sulfur, sodium-nickel chloride, zinc-bromine, lithium-ion, lithium-polymer, lithium-iron sulfide, primary lithium, rechargeable alkaline and zinc-air. Additionally, some manufacturers of primary alkaline batteries offer alkaline battery packs for cellphone users.

Some of the components of our technology and our products pose potential safety risks which could create potential liability exposure for us.

     Some of the components of our technology contain elements that are known to pose potential safety risks. Also, because electric vehicle batteries contain large amounts of electrical energy, they may cause injuries if not handled properly. In addition to these risks, and although we incorporate safety procedures in our research, development and manufacturing processes, there can be no assurance that accidents in our facilities will not occur. Any accident, whether occasioned by the use of all or any part of our products or technology or by our manufacturing operations, could adversely affect commercial acceptance of our products and could result in significant production delays or claims for damages resulting from injuries. Any of these occurrences would materially adversely affect our operations and financial condition.

Failure to receive required permits from or to comply with the various regulatory regimes we are subject to could adversely affect our business.

     Regulations in Europe, Israel, the United States and other countries impose various controls and requirements relating to various components of our technology. While we believe that our current and contemplated operations conform to those regulations we cannot assure you that we will not be found to be in non-compliance. We have applied for, and received, the necessary permits under the Israel Dangerous Substances Law, 5753-1993, required for the use of potassium hydroxide and zinc metal. However, there can be no assurance that changes in regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities.

Our business is dependent on patents and proprietary rights that may be difficult to protect and could affect our ability to compete effectively.

     Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements and licensing arrangements. We hold patents, or patent applications, covering elements of our technology in the United States and in Europe. In addition, we have patent applications pending in the United States and in foreign countries, including the European Community, Israel and Japan. We intend to continue to file patent applications covering important features of our technology. We cannot assure you, however, that patents will issue from any of these pending applications or, if patents issue, that the claims allowed will be sufficiently broad to protect our technology. In addition, we cannot assure you that any of our patents will not be challenged or invalidated or that any of our issued patents will afford protection against a competitor.

     Litigation, or participation in administrative proceedings, may be necessary to protect our patent position. This type of litigation can be costly and time consuming, and this could harm us even if we were to be successful in the litigation. The invalidation of patents owned by or licensed to us could have a material adverse effect on our business. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States. Therefore, there can be no assurance that foreign patent applications related to patents issued in the United States will be granted. Furthermore, even if these patent applications are granted, some foreign countries provide significantly less patent protection than the United States. In the absence of patent protection, and despite our reliance upon our proprietary confidential information, our competitors may be able to use innovations similar to those used by us to design and manufacture products directly competitive with our products. In addition, no assurance can be given that others will not obtain patents that we will need to license or design around. To the extent any of our products are covered by third-party patents, we could require a license under such patents to develop and market our patents.

     Despite our efforts to safeguard and maintain our proprietary rights, we may not be successful in doing so. In addition, competition is intense, and there can be no assurance that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technology. Moreover, in the event of patent litigation, we cannot assure you that a court would determine that we were the first creator of inventions covered by our issued patents or pending patent applications or that we were the first to file patent applications for those inventions. If existing or future third-party patents containing broad claims were upheld by the courts or if we were found to infringe third party patents, we may not be able to obtain the required licenses from the holders of such patents on acceptable terms, if at all. Failure to obtain these licenses could cause delays in the introduction of our products or necessitate costly attempts to design around such patents, or could foreclose the development, manufacture or sale of our products. We could also incur substantial costs in defending ourselves in patent infringement suits brought by others and in prosecuting patent infringement suits against infringers.

     We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through non-disclosure and confidentiality agreements with our customers, employees, consultants, strategic partners and potential strategic partners. We cannot assure you that these agree-ments will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors.

We are dependent on key personnel and our business would suffer if we fail to retain them.

     We are highly dependent on certain members of our management and engineering staff, and the loss of the services of one or more of these persons could adversely affect us. We are especially dependent on the services of our President and Chief Executive Officer, Yehuda Harats, and our Chairman of the Board of Directors and Chief Financial Officer, Robert S. Ehrlich. The loss of either of these persons could have a material adverse effect on us. We are party to employment agreements with Messrs. Harats and Ehrlich, each of which agreements expires in 2002, with an option on our part to extend to 2003. We do not have key-man life insurance.

We are subject to significant influence by some stockholders that may have the effect of delaying or preventing a change in control.

     As of March 15, 2002, our directors, executive officers and principal stockholders and their affiliates collectively owned approximately 23% of the outstanding shares of our common stock. As a result, these stockholders are able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or prevent a change in control.

If we are unable to manage our growth, our operating results will be impaired.

     We are currently experiencing a period of development activity which could place a significant strain on our personnel and resources. Our activity has resulted in increased levels of responsibility for both existing and new management personnel. Many of our management personnel have had limited or no experience in managing growing companies. We have sought to manage our current and anticipated growth through the recruitment of additional management and technical personnel and the implementation of internal systems and controls. However, our failure to manage growth effectively could adversely affect our results of operations.

We may be subject to increased United States taxation.

     We believe that EFC and EFL will be treated as personal holding companies for purposes of the personal holding company (PHC) rules of the Internal Revenue Code of 1986. Under the PHC rules, a PHC is subject to a special 39.6% tax on its "undistributed PHC income", in addition to regular income tax. We believe that EFC and EFL have not had any material undistributed PHC income. However, no assurance can be given that EFC and EFL will not have undistributed PHC income in the future.

     Approximately 28.3% of the stock of EFL was owned (directly or indirectly by application of certain attribution rules) as of March 15, 2002 by four United States citizens. If more than 50% of either (i) the voting power of our stock, or (ii) the total value of our stock, is ever acquired or deemed to be acquired by five or fewer individuals (including, if applicable, those individuals who currently own an aggregate of 28.3% of our shares) who are United States citizens or residents, EFL would satisfy the foreign personal holding company
(FPHC) stock ownership test under the Internal Revenue Code, and we could be subject to additional U.S. taxes (including PHC tax) on any "undistributed FPHC income" of EFL. We believe that EFL has not had any material undistributed FPHC income. However, no assurance can be given that EFL will not become a FPHC and have undistributed FPHC income in the future.

A significant portion of our operations takes place in Israel.

     The offices and facilities of our principal subsidiary are located in Israel. Although we expect that most of our sales will be made to customers outside Israel, we are nonetheless directly affected by economic, political and military conditions in that country. Accordingly, any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel.

     Historically, Arab states have boycotted any direct trade with Israel and to varying degrees have imposed a secondary boycott on any company carrying on trade with or doing business in Israel. Although in October 1994, the states comprising the Gulf Cooperation Council (Saudi Arabia, the United Arab Emirates, Kuwait, Dubai, Bahrain and Oman) announced that they would no longer adhere to the secondary boycott against Israel, and Israel has entered into certain agreements with Egypt, Jordan, the Palestine Liberation Organization and the Palestinian Authority, Israel has not entered into any peace arrangement with Syria or Lebanon. Moreover, since September 2000, there has been a significant deterioration in Israel's relationship with the Palestinian Authority, and a significant increase in terror and violence. Efforts to resolve the problem have failed to result in an agreeable solution. Continued hostilities between the Palestinian community and Israel and any failure to settle the conflict may have a material adverse effect on our business and us. Moreover, the current political and security situation in the region has already had an adverse effect on the economy of Israel, which in turn may have an adverse effect on us.

     Many of our employees are currently obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. No assessment can be made of the full impact of such requirements on us in the future, particularly if emergency circumstances occur, and no prediction can be made as to the effect on the Company of any expansion of these obligations. However, further deterioration of hostilities with the Palestinian community into a full-scale conflict might require more widespread military reserve service by some of our employees, which could have a material adverse effect on our business.

Any failure to obtain the tax benefits from the State of Israel that we expect to receive could negatively impact our plans and prospects.

     We benefit from various Israeli government programs, grants and tax benefits, particularly as a result of the "approved enterprise" status of a substantial portion of our existing facilities and the receipt of grants from the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade. To be eligible for some of these programs, grants and tax benefits, we must continue to meet certain conditions, including producing in Israel and making specified investments in fixed assets. If we fail to meet such conditions in the future, we could be required to refund grants already received, adjusted for inflation and interest. From time to time, the government of Israel has discussed reducing or eliminating the benefits available under approved enterprise programs. We cannot assure you that these programs and tax benefits will be continued in the future at their current levels or at all. The Government of Israel has announced that programs receiving approved enterprise status in 1996 and thereafter will be entitled to a lower level of government grants than was previously available. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the approved enterprise status of a substantial portion of our existing facilities and approved programs and as a recipient of grants from the office of the Chief Scientist) could have a material adverse effect on our business, results of operations and financial condition. In addition, our Israeli subsidiary has granted a floating charge (lien) over all of its assets as a security to the State of Israel to secure its obligations under the approved enterprise programs.

Exchange rate fluctuations between the dollar and the NIS may negatively affect our earnings.

     Although a substantial majority of our revenues and a substantial portion of our expenses are denominated in U.S. dollars, a significant portion of our costs, including personnel and facilities-related expenses, is incurred in New Israeli Shekels (NIS). Inflation in Israel will have the effect of increasing the dollar cost of our operations in Israel, unless it is offset on a timely basis by a devaluation of the NIS relative to the dollar.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements

         Consolidated Financial Statements                                         Page
         ---------------------------------                                         ----
Report of Independent Auditors..................................................    F-2

Consolidated Balance Sheets.....................................................    F-3

Consolidated Statements of Operations...........................................    F-5

Statements of Changes in Shareholders' Equity...................................    F-6

Consolidated Statements of Cash Flows...........................................    F-8

Notes to Consolidated Financial Statements......................................    F-10

         Supplementary Financial Data
         ----------------------------
Quarterly Financial Data (unaudited) for the two years ended December 31, 2001..    F-30

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers, Directors and Significant Employees

     Executive Officers and Directors

     Our executive officers and directors and their ages as of February 28, 2002 were as follows:

        Name            Age                       Position
        ----            ---                       --------
Robert S. Ehrlich...... 63    Chairman of the Board of Directors and Chief Financial Officer

Yehuda Harats.......... 51    President, Chief Executive Officer and Director

Avihai Shen............ 34    Vice President - Finance

Dr. Jay M. Eastman..... 55    Director

Jack E. Rosenfeld...... 62    Director

Lawrence M. Miller..... 55    Director

Leon S. Gross.......... 95    Director

     Our by-laws provide for a board of directors of one or more directors. There are currently six directors. Under the terms of our certificate of incorporation, the board of directors is composed of three classes of similar size, each elected in a different year, so that only one-third of the board of directors is elected in any single year. Mr. Harats, Dr. Eastman and Mr. Gross are designated Class I directors and have been elected for a term expiring in 2004 and until their successors are elected and qualified; Messrs. Rosenfeld and Miller are designated Class II directors elected for a term expiring in 2002 and until their successors are elected and qualified; and Mr. Ehrlich is designated Class III directors elected for a term which expires in 2003 and until his successor is elected and qualified. Mr. Jeff Kahn, who had been elected as a Class III director along with Mr. Ehrlich, resigned from the Board of Directors for personal reasons, effective December 31, 2001.

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

     Dr. Jay M. Eastman has been one of our directors since October 1993. Since November 1991, Dr. Eastman has served as President and Chief Executive Officer of Lucid, Inc., which is developing laser technology applications for medical diagnosis and treatment. Dr. Eastman has served as a director of PSCX since April 1996 and served as Senior Vice President of Strategic Planning from December 1995 through October 1997. Dr. Eastman is also a director of Dimension Technologies, Inc., a developer and manufacturer of 3D displays for computer and video displays, and Centennial Technologies Inc., a manufacturer of PCMCIA cards. From 1981 until January 1983, Dr. Eastman was Director of the University of Rochester's Laboratory for Laser Energetics, where he was a member of the staff from September 1975 to 1981. Dr. Eastman holds a B.S. and a Ph.D. in Optics from the University of Rochester in New York.

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

     Voting Agreements

     Messrs. Ehrlich and Harats are parties to a Voting Agreement pursuant to which each of the parties agrees to vote the shares of our common stock held by that person in favor of the election of Messrs. Ehrlich and Harats (or their designees) as directors. Messrs. Gross, Ehrlich and Harats are parties to a Voting Rights Agreement dated September 30, 1996, as amended, pursuant to which each of the parties agrees to vote the shares of our common stock held by that person in favor of the election of Messrs. Ehrlich, Harats and Miller until the later of December 28, 2004 or our fifth annual meeting of stockholders after December 28, 1999.

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

     Significant Employees

     Our significant employees as of February 28, 2002, and their ages as of December 31, 2001, are as follows:

               Name                  Age                 Position
               ----                  ---                 --------
Jonathan Whartman.................   47    Senior Vice President - Europe and Asia

Dr. Neal Naimer...................   43    Vice President - Battery Technology

Binyamin Koretz...................   44    Vice President - Strategic Planning

Menashe Ben Haim..................   40    Vice President - Operations

Mitchell L. Horwitz...............   46    Vice President - Sales and Marketing, North America

Yoel Gilon........................   49    Vice President - Electric Vehicle Technologies

               Name                  Age                 Position
               ----                  ---                 --------
Yaakov Har-Oz.....................   44    Vice President, General Counsel and Secretary

Menachem Givon....................   54    Application Manager

Michelle Berkley..................   35    European Sales Manager

Robert Dopp.......................   55    Director of Research, New Products

Ron Putt..........................   54    Director of Technology, New Products

Conrad F. Mir.....................   33    Director of Investor Relations

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

     Menashe Ben Haim has been Vice President - Operations since January 2000. Mr. Ben Haim has over twelve years of industrial and engineering experience. He spent seven years in the paper converting industry as General Manager and Vice President of Operations. He previously worked in the Israeli Aircraft industry in the MLM division. Mr. Ben Haim holds a Mechanical Engineering degree from Tel Aviv University and a B.A. in Business Management from Haifa University.

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

     Yoel Gilon has been our Vice President - Electric Vehicle Technologies since 2001; prior to that, he served as Director of Electric Vehicle Technologies at our Beit Shemesh facility since joining us in 1994. From 1991 to 1994, Mr. Gilon was Project Development Manager at Ormat Industries. Previously, Mr. Gilon was Vice President of System Engineering Development at Luz Industries. Mr. Gilon holds a B.Sc. in Mathematics and Physics and a M.Sc. in Mathematics from the Hebrew University of Jerusalem. He also holds a B.A. in Fine Arts from the Bezalel Academy in Jerusalem.

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

     Michelle Berkley has been our European Sales Manager since she joined us in 1998. Prior to that, she worked in linguistics in London, England. She studied Business/Finance with Linguistics at Salford University, Manchester, England.

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

     Conrad F. Mir was hired as the Company's Director of Investor Relations in February 2002. From April 1999 until February 2002, Mr. Mir was a Senior Vice President of the Anne McBride Company, an investor communications firm based in New York. From February 1997 until March 1999, Mr. Mir was the Director of Small Cap and a corporate strategist with D.F. King & Co., a shareholder relations and proxy solicitation firm based in New York. Prior to that, Mr. Mir was a Senior Partner of the Mirad Group, a strategic consulting firm based in New Jersey. Mr. Mir holds a bachelor's degree in Economics and English from New York University.

     Section 16(a) Beneficial Ownership Reporting Compliance

     Under the securities laws of the United States, our directors, certain of our officers and any persons holding more than ten percent of our common stock are required to report their ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to report any failure to file by these dates during 2001. We are not aware of any instances during 2001 where such "reporting persons" failed to file the required reports on or before the specified dates, except as follows:

     (i) A Form 4 that Mr. Harats was required to file on or before February 10, 2001 was filed by him on February 21, 2001.

     (ii) A Form 4 that Dr. Joshua Degani, who served as our Executive Vice President of Technical Operations and Chief Operating Officer until September 4, 2001, was required to file on or before August 10, 2001 was filed by him on August 13, 2001. Additionally, a Form 5 that Dr. Degani was required to file on or before February 14, 2002 was filed by him on February 19, 2002.

     (iii)A Form 5 that Mr. Rosenfeld was required to file on or before February 14, 2002 was filed by him on February 15, 2002.

     (iv) A Form 5 that Mr. Kahn was required to file on or before February 14, 2002 was filed by him on February 19, 2002.

ITEM 11. EXECUTIVE COMPENSATION

     The Compensation Committee of our Board of Directors for 2001 consisted of Dr. Eastman, Mr. Rosenfeld and Mr. Miller. The Committee's responsibilities include recommending the annual compensation arrangements for our Chief Executive Officer and our Chief Financial Officer and reviewing the annual compensation arrangements for principal officers and significant employees, all by reference to the parameters set by any agreements we may have with such persons. No member of this Committee was an officer or employee of ours during 2001. The members of the Committee are familiar with various forms and types of remuneration from reports of other public corporations and their own business experience. All Committee members are "disinterested persons" as that term is used in Rule 16b-3 under the Securities Exchange Act of 1934, as amended.

                      REPORT OF THE COMPENSATION COMMITTEE

Objectives and Philosophy

     We maintain compensation and incentive programs designed to motivate, retain and attract management and utilize various combinations of base salary, bonuses payable upon the achievement of specified goals, discretionary bonuses and stock options. It is our current policy to establish, structure and administer compensation plans and arrangements so that the deductibility of such compensation will not be limited under Section 162(m) of the Internal Revenue Code. Our Chief Executive Officer, Yehuda Harats, and our Chief Financial Officer, Robert S. Ehrlich, are parties to employment agreements with us. Our former Executive Vice President of Technical Operations, Dr. Joshua Degani, who left our employ on September 4, 2001, was also party to an employment agreement.

Executive Officer Compensation

     Each of the employment agreements with Messrs. Harats and Ehrlich provides that if the results we actually attain in a given year are at least 80% of the amount we budgeted at the beginning of the year, we will pay a bonus to each of Messrs. Ehrlich and Harats, on a sliding scale, in an amount equal to a minimum of 35% of their annual base salaries then in effect, up to a maximum of 90% of their annual base salaries then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year. For the year ended December 31, 2001, we accrued, but did not pay, a bonus for Messrs. Ehrlich and Harats for 2001 at the 35% level. During 2001, we paid each of Messrs. Harats and Ehrlich $50,000 on account of their 2000 bonuses. The remainder of their 2000 bonuses was paid in the beginning of 2002.

     Beginning in May 2001, we instituted a options-for-salary program designed to conserve our cash and to offer incentives to employees to remain with us despite lowered cash compensation. Under this program, certain of our more senior employees agreed to permanently waive a portion of their salaries in exchange for options to purchase shares of our common stock. These options were granted in October 2001 at a ratio of options to purchase 2.5 shares of our stock for each dollar in salary waived. Social benefits (such as pension) and contractual bonuses continued to be calculated based on salary prior to reduction.

     Mr. Harats participated in this options-for-salary program throughout 2001 to the extent of approximately 21% of his monthly salary, and hence received 12,500 options per month, or a total of 100,000 options. Mr. Ehrlich participated in this program to the extent of 20% of his monthly salary throughout 2001 (which he raised to approximately 37% of his monthly salary in 2002), and hence received 10,000 options per month, or a total of 80,000 options. Dr. Degani participated in this program for a period of two months to the extent of 15% of his monthly salary, and hence received 10,000 options per month, or a total of 9,000 options.

     As of December 31, 2001, Messrs. Harats's and Ehrlich's total options, including the options referred to in the immediately preceding paragraph, represented approximately 4.0% and 4.0%, respectively, of our outstanding stock, which the Compensation Committee believes are appropriate levels of options for them in view of their equity position (including options exercisable within 60 days) in Electric Fuel which, as of December 31, 2001, represented approximately 6.7% and 4.5%, respectively, of our outstanding stock. As of when Dr. Degani's employment with us terminated on September 4, 2001, Dr. Degani's total options, including the options referred to in the immediately preceding paragraph, represented less than 1% of our fully-diluted outstanding stock, which the Compensation Committee believes was an appropriate level of options considering his position with us.

     Dr. Degani was not awarded a cash bonus for 2001. Upon Dr. Degani's leaving our employ in September 2001, we paid him, in addition to the severance pay to which he was entitled under Israeli law, a severance payment of $36,000 that we were obligated to pay him under the terms of his employment agreement with us.

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

     We seek to promote, including through our compensation plans, an environment that encourages employees to focus on our continuing long-term growth. Employee compensation is generally comprised of a combination of cash compensation and grants of options under our stock option plans. Stock options are awarded annually in connection with annual bonuses and, occasionally, during the year on a discretionary basis. Stock options are intended to offer an incentive for superior performance while basing employee compensation on the achievement of higher share value, and to foster the retention of key personnel through the use of schedules which vest options over time if the person remains employed by us. There is no set formula for the award of options to individual employees. Factors considered in making option awards to the employees other than the Named Executive Officers in 2001 included prior grants to the employees, the importance of retaining the employees services, the amount of cash bonuses received by the employees, the employees potential to contribute to our success and the employees' past contributions to us. Additionally, almost all of our more senior employees participated in our options-for-salary program (described above) of agreeing to permanently waive a portion of their salaries in exchange for options to purchase shares of our common stock. Most of these employees participated in this program to the extent of 15% of their monthly salaries.

                     Submitted by the Compensation Committee
                     ---------------------------------------

                               Dr. Jay M. Eastman
                               Lawrence M. Miller
                               Jack E. Rosenfeld

Cash and Other Compensation

     The following table shows the compensation that we paid (or accrued), in connection with services rendered for 2001, 2000 and 1999, to our Chief Executive Officer and the other highest paid executive officers (of which there were two) who were compensated at a rate of more than $100,000 in salary and bonuses during the year ended December 31, 2001 (collectively, the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE/(1)/

                                                                                   Long Term
                                                   Annual Compensation            Compensation
                                         --------------------------------------   --------------
                                                                      Other         Securities
                                                                      Annual        Underlying       All Other
    Name and Principal Position   Year    Salary     Bonus         Compensation      Options        Compensation
    ---------------------------   ----   --------   -------        ------------   --------------   -------------
Yehuda Harats                     2001   $248,681   $99,750/(2)/   $19,145/(3)/    616,000/(4)/    $580,911/(5)/
President, Chief Executive        2000   $245,560   $82,380        $ 8,083         400,000         $170,804
  Officer and director            1999   $141,710   $80,011        $ 8,055         100,000         $ 78,060

                                                                                      Long Term
                                                   Annual Compensation               Compensation
                                         --------------------------------------      ------------
                                                                      Other           Securities
                                                                      Annual          Underlying      All Other
    Name and Principal Position   Year    Salary     Bonus         Compensation        Options       Compensation
    ---------------------------   ----   --------   -------        ------------      ------------    ------------
Robert S. Ehrlich                 2001   $211,644   $84,000/(2)/   $17,201/(3)/      521,000/(6)/    $369,754/(7)/
Chairman of the Board and Chief   2000   $245,574   $82,380        $ 7,146           400,000         $247,185
  Financial Officer               1999   $137,466   $80,011        $ 6,094            47,500         $173,384

Dr. Joshua Degani*                2001   $ 99,183   $     0/(2)/   $ 4,400/(3)/        9,000/(8)/    $ 74,050/(9)/
Executive Vice President and      2000   $130,417   $25,000        $ 6,120            35,000         $ 31,214
  Chief Operating Officer         1999   $110,259   $17,500        $ 5,063            35,000         $ 34,825

----------
*    Dr. Degani's employment with us terminated on September 4, 2001.

/(1)/ We paid the amounts reported for each named executive officer in U.S. dollars and/or New Israeli Shekels (NIS). We have translated amounts paid in NIS into U.S. dollars at the exchange rate of NIS into U.S. dollars at the time of payment or accrual.

/(2)/ We did not pay any cash bonuses for fiscal year 2001 that were paid out in 2001. However, we accrued for Messrs. Ehrlich and Harats $84,000 and $99,750, respectively, in satisfaction of the bonuses they were entitled to according to their contracts. During 2001, we paid each of Messrs. Harats and Ehrlich $50,000 of their respective bonuses for 2000 and we paid the balance in 2002. Additionally, during 2001 we paid Dr. Degani the remaining $12,500 of his bonus for 2000.

/(3)/ Represents the costs of taxes paid by the Named Executive Officer and reimbursed by us in accordance with Israeli tax regulations.

/(4)/ Of this amount, 100,000 options were in exchange for a total of $40,000 in salary waived by Mr. Harats pursuant to the options-for-salary program instituted by us beginning in May 2001.

/(5)/ Of this amount, $263,994 represents our accrual for severance pay that would be payable to Mr. Harats upon a "change of control" of EFC or upon the occurrence of certain other events; $67,074 represents our accrual for sick leave and vacation redeemable by Mr. Harats; $44,307 represents the increase of the accrual for severance pay that would be payable to Mr. Harats under the laws of the State of Israel if we were to terminate his employment; $62,617 consists of our payments and accruals to a pension fund that provides a savings plan, insurance and severance pay benefits and an education fund (as is customary in Israel); and $142,240 represents benefit imputed to Mr. Harats upon the purchase by us of certain of his shares for treasury. Additionally, $679 represents other benefits that we paid to Mr. Harats in 2001.

/(6)/ Of this amount, 80,000 options were in exchange for a total of $32,000 in salary waived by Mr. Ehrlich pursuant to the options-for-salary program instituted by us beginning in May 2001.

/(7)/ Of this amount, $172,360 represents our accrual for severance pay that would be payable to Mr. Ehrlich upon a "change of control" of EFC or upon the occurrence of certain other events; $50,548 represents the increase of the accrual for sick leave and vacation redeemable by Mr. Ehrlich; $6,892 represents the increase of our accrual for severance pay that would be payable to Mr. Ehrlich under the laws of the State of Israel if we were to terminate his employment; $52,841 represents our payments and accruals to pension and education funds; and $86,434 represents benefit imputed to Mr. Ehrlich upon the purchase by us of certain of his shares for treasury. Additionally, $679 represents other benefits that we paid to Mr. Ehrlich in 2001.

/(8)/ All of such options were in exchange for a total of $3,600 in salary waived by Dr. Degani pursuant to the options-for-salary program instituted by us beginning in May 2001.

/(9)/ Of this amount, $11,287 represents payments to Dr. Degani for unused vacation; $17,155 represents our payments and accruals to pension and education funds; and $8,936 and $36,000 represent statutory and contractual severance amounts, respectively, paid to Dr. Degani upon Dr. Degani's leaving our employ in September 2001. Additionally, $672 represents other benefits that we paid to Dr. Degani in 2001.

Stock Options

     The table below sets forth information with respect to stock options granted to the Named Executive Officers for the fiscal year 2001.

                        Option Grants in Last Fiscal Year

                              Individual Grants
                          -------------------------                              Potential Realizable Value
                          Number of    % of Total                                  of Assumed Annual Rates
                          Securities    Options                                  of Stock Price Appreciation
                          Underlying   granted to     Exercise or                ---------------------------
                           Options     Employees in   Base Price    Expiration      for Option Term/(1)/
    Name                   Granted     Fiscal Year      ($/Sh)         Date             5% ($)      10% ($)
    ----                  ----------   ------------   -----------   ----------   ------------   ------------
Yehuda Harats..........    100,000         6.2%         $1.43        08/24/11       89,932         227,905
                            66,000         4.1%         $1.43        08/24/11       59,355         150,417
                           350,000        21.7%         $1.43        10/23/11      314,762         797,668
                           100,000/(2)/    6.2%         $1.30        10/31/11       81,756         207,187
Robert S. Ehrlich......    100,000         6.2%         $1.43        08/24/11       89,932         227,905
                            66,000         4.1%         $1.43        08/24/11       59,355         150,417
                           275,000        17.0%         $1.43        10/23/11      247,313         626,739
                            80,000/(2)/    4.9%         $1.30        10/31/11       65,405         165,749
Joshua Degani..........      9,000/(2)/    0.6%         $2.34        06/30/11       13,245          33,564

----------
/(1) The potential realizable value illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of the market price per share from the date of grant to the end of the option term. Actual gains, if any, on stock option exercise are dependent upon a number of factors, including the future performance of the common stock and the timing of option exercises, as well as the executive officer's continued employment through the vesting period. The gains shown are net of the option exercise price, but do not include deductions for taxes and other expenses payable upon the exercise of the option or for sale of underlying shares of common stock. The 5% and 10% rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future increases in the price of our stock. There can be no assurance that the amounts reflected in this table will be achieved, and unless the market price of our common stock appreciates over the option term, no value will be realized from the option grants made to the executive officers./

/(2) Granted in exchange for a waiver of salary under our options-for-salary program./

     The table below sets forth information for the Named Executive Officers with respect to aggregated option exercises during fiscal 2001 and fiscal 2001 year-end option values.

          Aggregated Option Exercises and Fiscal Year-End Option Values

                          Shares                   Number of Securities            Value of Unexercised
                        Acquired on      Value     Underlying Unexercised          In-the-Money Options
        Name              Exercise     Realized    Options at Fiscal Year End      at Fiscal-Year-End/(1)/
        ----            -----------    ---------   ---------------------------   ---------------------------
                                                   Exercisable   Unexercisable   Exercisable   Unexercisable
                                                   -----------   -------------   -----------   -------------
Yehuda Harats........      7,500       $7,125.00     668,001         462,666     $105,783.41    $77,396.59
Robert S. Ehrlich....      7,500       $7,125.00     750,651         396,916     $ 79,659.66    $61,407.84
Joshua Degani........          0              --       9,000               0     $  3,240.00            --

----------

/(1) Options that are "in-the-money" are options for which the fair market value of the underlying securities exceeds the exercise or base price of the option./

Employment Contracts

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

     The employment agreements provide for a base salary of $20,000 per month for each of Messrs. Ehrlich and Harats, as adjusted annually for Israeli inflation and devaluation of the Israeli shekel against the U.S. dollar, if any. Additionally, the board may at its discretion raise the executive's base salary. As of January 31, 2001, the board raised Mr. Harats's base salary to $23,750 per month effective January 1, 2001. In January 2002, the board raised Mr. Ehrlich's base salary to $23,750 per month effective January 1, 2002; Mr. Ehrlich has elected to waive this increase in his salary and to receive options instead, under our salary for options program.

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

     Under the laws of Israel, an employee of ours who has been dismissed from service, died in service, retired from service upon attaining retirement age, or left due to poor health, maternity or certain other reasons, is entitled to severance pay at the rate of one month's salary for each year of service. We currently fund this obligation by making monthly payments to approved private provident funds and by its accrual for severance pay in the consolidated financial statements. See Note 2q of the Notes to the Consolidated Financial Statements.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of our board of directors for the 2001 fiscal year consisted of Dr. Jay M. Eastman, Jack E. Rosenfeld and Lawrence M. Miller. None of the members have served as our officers or employees.

     Robert S. Ehrlich, our Chairman and Chief Financial Officer, serves as Chairman and a director of PSCX, for which Dr. Eastman serves as director and member of the Executive and Strategic Planning Committees and Mr. Rosenfeld serves as director and member of the Executive Compensation Committees.

Performance Graph

     The following graph compares the yearly percentage change in our cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq Market Index (Broad Market Index) and a self-constructed peer group index over the past five years, from December 31, 1996 through December 31, 2001. The cumulative total shareholder return is based on $100 invested in our common stock and in the respective indices on December 31, 1996. The stock prices on the performance graph are not necessarily indicative of future price performance.

                CUMULATIVE TOTAL RETURN THROUGH DECEMBER 31, 2001
                        AMONG ELECTRIC FUEL CORPORATION,
                    NASDAQ MARKET INDEX AND PEER GROUP INDEX

[THE FOLLOWING TABLE WAS REPRESENTED BY A LINE GRAPH IN THE PRINTED MATERIAL.]

                 12/31/96   12/31/97   12/31/98   12/31/99   12/31/00   12/31/01
                  ------     ------     ------     ------     ------     ------
ELECTRIC FUEL     100.00      51.79      39.29      50.00      66.96      23.71
PEER GROUP/(1)/   100.00     107.95      88.29     178.74      99.22      44.91
BROAD MARKET      100.00     121.64     169.84     315.20     191.36     151.07

----------

/(1) The Peer Group Index is comprised of the following companies: AER Energy
     Resources, Inc., Battery Technologies Inc., Electrosource, Inc., Ultralife Batteries, Inc. and Valence Technology, Inc. The returns of each company have been weighted according to their respective stock market capitalization for purposes of arriving at a peer group average./

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the security ownership, as of February 28, 2002, of those persons owning of record or known by us to own beneficially more than 5% of our common stock and of each of our Named Executive Officers and directors, and the shares of common stock held by all of our directors and executive officers as a group.

                                                                                                    Percentage of Total
        Name and Address of Beneficial Owner/(1)/            Shares Beneficially Owned/(2)//(3)/   Shares Outstanding/(3)/
        -----------------------------------------            -----------------------------------   ---------------------
Leon S. Gross...........................................          3,697,870/(4)//(13)/                 12.0%
Austin W. Marxe and David M. Greenhouse/(5)/............          3,027,297/(5)/                        9.6%
Yehuda Harats...........................................          2,104,373/(6)//(8)//(13)/             6.7%
Robert S. Ehrlich.......................................          1,432,567/(7)//(8)//(13)/             4.5%
Avihai Shen.............................................             39,656/(9)/                           *
Dr. Jay M. Eastman......................................             46,668/(10)/                          *
Jack E. Rosenfeld.......................................             48,668/(11)/                          *

                                                                                                  Percentage of Total
        Name and Address of Beneficial Owner/(1)/          Shares Beneficially Owned/(2)//(3)/   Shares Outstanding/(3)/
        -----------------------------------------          -----------------------------------   ---------------------
Lawrence M. Miller......................................           53,582/(12)/                          *
All of our directors and executive officers as a group
(7 persons).............................................        7,423,384/(14)/                      22.8%

----------
*    Less than one percent.

/(1) Unless otherwise noted, the address of each beneficial owner is in care of Electric Fuel Corporation, 632 Broadway, Suite 301, New York, New York 10012./

/(2) Unless otherwise indicated in these footnotes, each of the persons or entities named in the table has sole voting and sole investment power with respect to all shares shown as beneficially owned by that person, subject to applicable community property laws./

/(3) For purposes of determining beneficial ownership of our common stock, owners of options exercisable within sixty days are considered to be the beneficial owners of the shares of common stock for which such securities are exercisable. The percentage ownership of the outstanding common stock reported herein is based on the assumption (expressly required by the applicable rules of the Securities and Exchange Commission) that only the person whose ownership is being reported has converted his options into shares of common stock./

/(4) Includes 463,165 shares held by Leon S. Gross and Lawrence M. Miller as co-trustees of the Rose Gross Charitable Foundation, and 35,000 shares issuable upon exercise of options exercisable within 60 days./

/(5) Consists of 2,419,418 shares and 787,879 warrants. Of these amounts, 1,066,827 shares and 315,151 warrants are owned by Special Situations Fund III, L.P., a Delaware limited partnership ("Special Fund III"), 551,773 shares and 218,182 warrants are owned by Special Situations Private Equity Fund, L.P., a Delaware limited partnership ("SSPE"), 378,136 shares and 109,091 warrants are owned by Special Situations Cayman Fund, L.P., a Cayman Islands limited partnership ("Special Cayman Fund"), and 422,682 shares and 145,455 warrants are owned by Special Situations Technology Fund, L.P., a Delaware limited partnership ("SST"). Austin W. Marxe and David M. Greenhouse are the principal owners of MGP Advisers Limited Partnership, a Delaware limited partnership ("MGP"), MG Advisers, L.L.C., a New York limited liability company ("MG"), AWM Investment Company, Inc., a Delaware corporation ("AWM"), and SST Advisers, L.L.C., a Delaware limited liability company ("SSTA"). MGP is the general partner of Special Fund III. AWM is the general partner of MGP and the general partner of and investment adviser to the Cayman Fund. MG is the general partner of and investment adviser to SSPE. SSTA is the general partner of and investment adviser to SST. Messrs. Marxe and Greenhouse share voting and investment power over the shares held by all of Special Fund III, SSPE, Special Cayman Fund and SST and are principally responsible for the selection, acquisition and disposition of the portfolio securities by the investment advisers on behalf of their funds. The address of Messrs. Marxe and Greenhouse is 153 East 53rd Street, New York, New York 10022. All information in this footnote and in the text to which this footnote relates is based on a
     Schedule 13G filed with the Securities and Exchange Commission on February 11, 2002./

/(6) Includes 1,000,000 shares held by a family trust and 693,001 shares issuable upon exercise of options exercisable within 60 days./

/(7) Includes 52,568 shares held by an affiliated corporation, 242,313 shares held in Mr. Ehrlich's pension plan, 22,000 shares held by children sharing the same household, and 794,401 shares issuable upon exercise of options exercisable within 60 days./

/(8) Messrs. Ehrlich and Harats are parties to a Voting Agreement pursuant to which each of the parties agrees to vote the shares of our common stock held by that person in favor of the election of Messrs. Ehrlich and Harats (or their designees) as directors./

/(9) Includes 35,656 shares issuable upon exercise of options exercisable within 60 days./

/(10) Consists of 46,668 shares issuable upon exercise of options exercisable within 60 days./

/(11) Includes 46,668 shares issuable upon exercise of options exercisable within 60 days./

/(12) Includes 41,668 shares issuable upon exercise of options exercisable within 60 days./

/(13) Messrs. Gross, Ehrlich and Harats are parties to a Voting Rights Agreement pursuant to which each of the parties agrees to vote the shares of our common stock held by that person in favor of the election of Messrs. Ehrlich, Harats and Miller until the earlier of December 10, 2002 or our fifth annual meeting of stockholders after December 10, 1997./

/(14) Includes 1,693,062 shares issuable upon exercise of options exercisable within 60 days./

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to a securities purchase agreement dated December 28, 1999 between a group of purchasers, including Mr. Gross, and us, Mr. Gross agreed that for a period of five years, neither he nor his "affiliates" (as such term is defined in the Securities Act) directly or indirectly or in conjunction with or through any "associate" (as such term is defined in Rule 12b-2 of the Exchange Act), will (i) solicit proxies with respect to any capital stock or other voting securities of ours under any circumstances, or become a "participant" in any "election contest" relating to the election of our directors (as such terms are used in Rule 14a-11 of Regulation 14A of the Exchange Act); (ii) make an offer for the acquisition of substantially all of our assets or capital stock or induce or assist any other person to make such an offer; or (iii) form or join any "group" within the meaning of Section 13(d)(3) of the Exchange Act with respect to any of our capital stock or other voting securities for the purpose of accomplishing the actions referred to in clauses (i) and (ii) above, other than pursuant to the voting rights agreement described below.

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

     Pursuant to a voting rights agreement dated September 30, 1996 and as amended December 10, 1997 and December 28, 1999, between Mr. Gross, Robert S. Ehrlich, Yehuda Harats and us, Lawrence M. Miller, Mr. Gross's advisor, is entitled to be nominated to serve on our board of directors so long as Mr. Gross, his heirs or assigns retain at least 1,375,000 shares of common stock. In addition, under the voting rights agreement, Mr. Gross and Messrs. Ehrlich and Harats agreed to vote and take all necessary action so that Messrs. Ehrlich, Harats and Miller shall serve as members of the board of directors until the later of December 28, 2004 or our fifth annual meeting of stockholders after December 28, 1999.

     On February 9, 2000, Messrs. Ehrlich and Harats each exercised 131,665 stock options. Messrs. Ehrlich and Harats paid the exercise price of the stock options and certain taxes that we paid on their behalf by giving us non-recourse promissory notes in the amount of $789,990 each, secured by the shares of our common stock acquired through the exercise of the options.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1) Financial Statements - See Index to Financial Statements on page 38 above.

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

     (3) Exhibits - The following Exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

 Exhibit
  Number                                   Description
 -------                                   -----------
/(8)/3.1..........Amended and Restated Certificate of Incorporation
/(15)/3.1.1.......Amendment to our Amended and Restated Certificate of Incorporation
/(2)/3.2..........Amended and Restated By-Laws
/(1)/4............Specimen Certificate for shares of common stock, $.01 par value
/(1)/10.1.........Option  Agreement  dated  October 29, 1992  between  Electric  Fuel B.V.  ("EFBV")  and Electric
                  Storage Advanced Technologies, Sr ("ESAT")
/(1)/10.2.........Sublicense Agreement dated May 20, 1993 between EFBV and ESAT
/(1)/10.3.........Letter Agreement dated May 20, 1993 between EFBV and ESAT
/(1)/10.4.........Notice of Edison's assumption of ESAT's obligations under the
                  Sublicense Agreement with EFBV
/(1)/10.5.........Letter of Intent between us and Deutsche Post AG dated November 18, 1993
/+(6)/10.6........Amended and Restated 1993 Stock Option and
                  Restricted Stock Purchase Plan dated November 11, 1996
/+(1)/10.7.1......Form of Management Employment Agreements
/+*(1)/10.7.2.....General Employee Agreements
/*(1)/10.8........Office of Chief Scientist documents
/(2)/10.8.1.......Letter from the Office of Chief Scientist to us dated January 4, 1995
/*(1)/10.9........Lease Agreement dated December 2, 1992 between us and
                  Har Hotzvim Properties Ltd.
/*(1)/10.10.......Letter of Approval by the Investment Center of the Ministry of Trade
/*(2)/10.11.......Summary of the terms of the Lease Agreements dated as of November 11, 1994, November 11, 1994 and April 3, 1995 between EFL and Industries Building Company, Ltd.
/+(3)/10.12.......Amended and Restated 1995 Non-Employee Director Stock Option Plan
/(3)/10.13........Letters of Approval of Lines of Credit from First  International Bank of Israel Ltd. dated March
                  14, 1996 and March 18, 1996

Exhibit
 Number                                   Description
-------                                   -----------
/(4)/10.14........Stock Purchase Agreement between us and Leon S. Gross ("Gross") dated September 30, 1996
/(4)/10.15........Registration Rights Agreement between us and Gross dated September 30, 1996
/(4)/10.16........Voting Rights Agreement  between us, Gross,  Robert S. Ehrlich and Yehuda Harats dated September
                  30, 1996
/(5)/10.17........Agreement between us and Walter Trux dated December 18, 1996
/(5)/10.18........Cooperation  Agreement  between The Israel Electric  Corporation and EFL dated as of October 31,
                  1996
/+(5)/10.19.......Amended  and  Restated  Employment  Agreement  dated as of October 1, 1996  between  us, EFL and
                  Yehuda Harats
/+(15)/10.19.1....Second Amended and Restated Employment Agreement, effective as of January 1, 2000 between us, EFL and
                  Yehuda Harats
/+(15)/10.19.2....Letter dated January 12, 2001 amending the Second Amended and Restated Employment Agreement, effective as of January 1, 2000 between us, EFL and Yehuda Harats
/+(5)/10.20.......Amended  and  Restated  Employment  Agreement  dated as of October 1, 1996  between  us, EFL and
                  Robert S. Ehrlich
/+(15)/10.20.1....Second Amended and Restated  Employment  Agreement,  effective as of January 1, 2000 between us,
                  EFL and Robert S. Ehrlich
/+(15)/10.20.2....Letter dated January 12, 2001  amending the Second  Amended and Restated  Employment  Agreement,
                  effective as of January 1, 2000 between us, EFL and Robert S. Ehrlich
/(5)/10.21........Agreement dated February 20, 1997 between STN ATLAS Elektronik GmbH and EFL
/+(6)/10.22.......Employment Agreement dated May 13, 1997 between us, EFL, and Joshua Degani
/+(15)/10.22.1....Amendment dated January 12, 2001 to Employment Agreement dated May 13, 1997 between us, EFL, and Joshua
                  Degani
/+(6)/10.23.......Termination Agreement dated March 12, 1998 between us, EFL and Menachem Korall
/(6)/10.24........Consulting Agreement dated March 12, 1998 between us, EFL, and Shampi Ltd.
/(6)/10.25........Amendment No. 1 to the Voting Rights Agreement between us, Gross, Robert S. Ehrlich,  and Yehuda
                  Harats dated December 10, 1997
/(6)/10.26........Amendment No. 2 to the Registration  Rights Agreement  between us, Gross,  Robert S. Ehrlich and
                  Yehuda Harats dated December 10, 1997
/(7)/10.27........1998 Non-Executive Stock Option and Restricted Stock Purchase Plan
/(8)/10.28........Distribution Agreement dated December 31, 1998 between us and TESSCO Technologies Inc.
/(9)/10.29........Amendment to our Restated Certificate of Incorporation
/(10)/10.30.......Securities Purchase Agreement dated December 28, 1999, and exhibits thereto, by and among us and the Purchasers listed on Exhibit A thereto
/(10)/10.31.......Form of Warrant dated December 28, 1999

Exhibit
 Number                                   Description
-------                                   -----------
/(10)/10.32.......Amendment No. 1 to Voting Rights  Agreement  dated December 28, 1999, by and between us, Leon S.
                  Gross,  Robert  S.  Ehrlich,  Yehuda  Harats  and the  Purchasers  listed  on  Exhibit  A to the
                  Securities Purchase Agreement dated December 28, 1999
/(11)/10.33.......Common Stock Purchase Agreement dated January 5, 2000, and exhibits thereto, by and among us and the Purchasers listed on Exhibit A thereto
/(12)/10.34.1.....Promissory Note dated January 3, 1998, from Yehuda Harats to us
/(12)/10.34.2.....Amendment dated April 1, 1998, to Promissory Note dated January 3, 1998 between Yehuda Harats and us
/(12)/10.35.1.....Promissory Note dated January 3, 1993, from Robert S. Ehrlich to us
/(12)/10.35.2.....Amendment  dated April 1, 1998,  to  Promissory  Note dated  January 3, 1993  between  Robert S. Ehrlich and us
/(12)/10.36.......Promissory Note dated December 3, 1999, from Yehuda Harats to us
/(12)/10.37.......Promissory Note dated December 3, 1999, from Robert S. Ehrlich to us
/(12)/10.38.......Promissory Note dated February 9, 2000, from Yehuda Harats to us
/(12)/10.39.......Promissory Note dated February 9, 2000, from Robert S. Ehrlich to us
 (15)10.40........Share and Assets  Purchase  Agreement  dated March 15, 2000 among us, Tadiran  Limited,  Tadiran
                  Batteries Limited and Tadiran Electric Industries
/(15)/10.41.......Stock Purchase Agreement dated March 15, 2000 between us and Koor Industries Ltd.
/(15)/10.42.......Registration  Rights  Agreement  dated  March 15,  2000  between  us,  Tadiran  Limited and Koor
                  Industries Ltd.
/(15)/10.43.......Voting  Rights  Agreement  dated March 15, 2000 among made as of March 15, 2000 by and among us,
                  Robert S. Ehrlich and Yehuda Harats, Koor Industries Ltd. and Tadiran Limited
/(13)/10.44.......Termination  and  Release  Agreement  dated May 17,  2000  among us,  Tadiran  Limited,
                  Tadiran Batteries  Limited,  Tadiran Electric  Industries  Corporation,  Koor Industries Ltd., Robert S.
                  Ehrlich and Yehuda Harats
/(13)/10.45.......Common Stock Purchase Agreement dated May 17, 2000 between us and Koor Industries Ltd.
/(13)/10.46.......Registration Rights Agreement dated May 17, 2000 between us and Koor Industries Ltd.
/(14)/10.47.......Securities  Purchase  Agreement  dated as of November 17, 2000  between us and Capital  Ventures  International
/(14)/10.48.......Series A Stock Purchase Warrant issued to Capital Ventures
                  International dated November 17, 2000
/(14)/10.49.......Series B Stock Purchase  Warrant issued to Capital Ventures International dated November 17, 2000
/(14)/10.50.......Stock Purchase Warrant issued to Josephthal & Co., Inc. dated November 17, 2000
/(15)/10.51.......Promissory Note dated January 12, 2001, from Yehuda Harats to us
/(15)/10.52.......Promissory Note dated January 12, 2001, from Robert S. Ehrlich to us

Exhibit
 Number                                   Description
-------                                   -----------
/(15)/10.53.......Promissory Note dated January 12, 2001, from Joshua Degani to us
/(15)/10.54.......Agreement of Lease dated December 5, 2000 between us as tenant and Renaissance 632 Broadway LLC as landlord
/(16)/10.55.......Series C Stock Purchase Warrant issued to Capital Ventures International dated May 3, 2001
/(17)/10.56.......Form of Common Stock Purchase  Warrant dated May 8, 2001
/(18)/10.57.......Securities Purchase Agreement dated as of October 25, 2001 between us and Orsay Services Inc.
/(19)/10.58.......Securities Purchase Agreement dated as of December 4, 2001 between us and Vertical
                  International Limited
/(20)/10.59.......Stock Purchase Agreement dated as of January 11, 2002 between us and Grenville Finance Ltd.
/(21)/10.60.......Stock Purchase  Agreement dated as of January 18, 2002 between us and Special Situations Private
                  Equity Fund, L.P., Special  Situations Fund III, L.P., Special Situations  Technology Fund, L.P.
                  and Special Situations Cayman Fund, L.P.
** 21.............List of Subsidiaries of the Registrant
** 23.............Consent of Kost Forer & Gabbay

----------
*    English translation or summary from original Hebrew

**   Filed herewith

/+   Includes management contracts and compensation plans and arrangements/

/(1) Incorporated by reference to our Registration Statement on Form S-1
     (Registration No. 33-73256), which became effective on February 23, 1994/

/(2) Incorporated by reference to our Registration Statement on Form S-1
     (Registration No. 33-97944), which became effective on February 5, 1996/

/(3) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1995/

/(4) Incorporated by reference to our Current Report on Form 8-K dated October
     4, 1996/

/(5) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1996, as amended/

/(6) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1997, as amended/

/(7) Incorporated by reference to our Registration Statement on Form S-8
     (Registration No. 333- 74197), which became effective on March 10, 1998/

/(8) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1998/

/(9) Incorporated by reference to our Registration Statement on Form S-3
     (Registration No. 333-95361), which became effective on February 10, 1999/

/(10)Incorporated by reference to our Current Report on Form 8-K filed January
     7, 2000/

/(11)Incorporated by reference to our Current Report on Form 8-K filed January
     24, 2000/

/(12)Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999/

/(13)Incorporated by reference to our Current Report on Form 8-K filed May 23,
     2000/

/(14)Incorporated by reference to our Current Report on Form 8-K filed November
     17, 2000/

/(15)Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000/

/(16)Incorporated by reference to our Current Report on Form 8-K filed May 7,
     2001 (EDGAR Film No. 1623996)/

/(17)Incorporated by reference to our Current Report on Form 8-K filed May 7,
     2001 (EDGAR Film No. 1623989)/

/(18)Incorporated by reference to our Current Report on Form 8-K filed November
     21, 2001/

/(19)Incorporated by reference to our Current Report on Form 8-K filed December
     4, 2001/

/(20)Incorporated by reference to our Current Report on Form 8-K filed January
     15, 2002/

/(21)Incorporated by reference to our Current Report on Form 8-K filed January
     23, 2002/

(b) Reports on Form 8-K.

     (1) We filed a Current Report on Form 8-K on November 21, 2001, reporting "Item 5. Other Events," in connection with the Securities Purchase Agreement dated as of October 25, 2001 between us and Orsay Services Inc.

     (2) We filed a Current Report on Form 8-K on December 4, 2001, reporting "Item 5. Other Events," in connection with the Securities Purchase Agreement dated as of December 4, 2001 between us and Vertical International Limited.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2002.

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

          Signature                                   Title                                         Date
          ---------                                   -----                                         ----
       /s/ Yehuda Harats         President, Chief Executive Officer and Director              March 26, 2002
 -------------------------             (Principal Executive Officer)                               ----
           Yehuda Harats


    /s/ Robert S. Ehrlich        Chairman, Chief Financial Officer and Director               March 26, 2002
 -------------------------             (Principal Financial Officer)                               ----
        Robert S. Ehrlich


         /s/ Avihai Shen                   Vice President - Finance                           March 26, 2002
 -------------------------             (Principal Accounting Officer)                              ----
             Avihai Shen


      /s/ Jay M. Eastman                           Director                                   March 26, 2002
 -------------------------                                                                         ----
      Dr. Jay M. Eastman


       /s/ Leon S. Gross                          Director                                    March 26, 2002
 -------------------------                                                                         ----
           Leon S. Gross


    /s/ Lawrence M. Miller                        Director                                    March 26, 2002
 --------------------------                                                                        ----
        Lawrence M. Miller


    /s/ Jack E. Rosenfeld                          Director                                   March 26, 2002
--------------------------                                                                         ----
        Jack E. Rosenfeld



                 ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2001

                                 IN U.S. DOLLARS

                                      INDEX

                                                                  Page
                                                                 -------

Report of Independent Auditors                                         2

Consolidated Balance Sheets                                        3 - 4

Consolidated Statements of Operations                                  5

Statements of Changes in Shareholders' Equity                      6 - 7

Consolidated Statements of Cash Flows                              8 - 9

Notes to Consolidated Financial Statements                       10 - 28

[LOGO OF ERNST & YOUNG]


                         REPORT OF INDEPENDENT AUDITORS

                             To the Shareholders of

                            ELECTRIC FUEL CORPORATION

     We have audited the accompanying consolidated balance sheets of Electric Fuel Corporation (the "Company") and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                         /s/ Kost Forer & Gabbay
Tel Aviv, Israel                         KOST FORER & GABBAY
January 29, 2002                         A Member of Ernst & Young International

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,
                                                                              -------------------------
                                                                                 2001          2000
                                                                              -----------   -----------
                                                                                    U.S. dollars
                                                                              -------------------------
                  ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                            $12,671,754   $11,596,225
         Trade receivables (net of allowance for doubtful accounts in the amounts of $444,534 and $107,388 as of December 31, 2001 and 2000,
         respectively and allowance for returns in the amounts of $834,000
         and $793,600 as of December 31, 2001 and 2000, respectively)           1,230,259     2,212,434
         Other accounts receivable and prepaid expenses (Note 3)                  714,946     2,418,715
         Inventories (Note 4)                                                   3,472,197     3,208,948
                                                                              -----------   -----------

Total current assets                                                           18,089,156    19,436,322
                                                                              -----------   -----------

NOTES RECEIVABLE FROM SHAREHOLDERS (Note 5)                                       501,288       778,677
                                                                              -----------   -----------

SEVERANCE PAY FUND                                                              1,078,131       995,283
                                                                              -----------   -----------

PROPERTY AND EQUIPMENT, NET (Note 6)                                            6,739,665     6,446,064
                                                                              -----------   -----------

                                                                              $26,408,240   $27,656,346
                                                                              ===========   ===========

    The accompanying notes are an integral part of the consolidated financial statements.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                                -----------------------------
                                                                                    2001             2000
                                                                                -------------    ------------
                                                                                         U.S. dollars
                                                                                -----------------------------
                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Trade payables                                                         $   1,824,957    $  3,242,460
         Other accounts payable and accrued expenses (Note 8)                       1,730,799       1,544,975
                                                                                -------------    ------------

Total current liabilities                                                           3,555,756       4,787,435
                                                                                -------------    ------------

ACCRUED SEVERANCE PAY                                                               3,444,427       2,790,542
                                                                                -------------    ------------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 9)

SHAREHOLDERS' EQUITY (Note 10):
         Share capital -
         Common stock - $0.01 par value each;
         Authorized: 100,000,000 shares as of December 31, 2001 and 2000;
         Issued: 29,059,469 shares and 21,422,691 shares as of December 31,
         2001 and 2000, respectively
         Outstanding - 28,504,136 shares and 21,417,358 shares as of December
         31, 2001 and 2000, respectively                                              290,596         214,227
         Preferred shares - $ 0.01 par value each;
         Authorized: 1,000,000 shares as of December 31, 2001 and 2000; No shares issued and outstanding as of December 31, 2001 and 2000
                                                                                           --              --
         Additional paid-in capital                                               104,254,109      87,658,990
         Accumulated deficit                                                      (80,736,461)    (63,449,673)
         Deferred stock compensation                                                  (18,000)        (17,240)
         Treasury stock, at cost (common stock - 555,333 shares and 5,333
         shares as of December 31, 2001 and 2000, respectively)                    (3,537,106)        (37,731)
         Notes receivable from shareholders                                          (845,081)     (4,290,204)
                                                                                -------------    ------------

Total shareholders' equity                                                         19,408,057      20,078,369
                                                                                -------------    ------------

                                                                                $  26,408,240    $ 27,656,346
                                                                                =============    ============

    The accompanying notes are an integral part of the consolidated financial statements.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                   Year ended December 31,
                                                      --------------------------------------------
                                                          2001            2000           1999
                                                      ------------    ------------    ------------
                                                           U.S. dollars (except for share data)
                                                      --------------------------------------------
Revenues                                              $  4,032,888    $  4,053,562    $  2,693,998
Cost of revenues *)                                      7,053,602       4,188,442              --
                                                      ------------    ------------    ------------

Gross profit (loss) *)                                  (3,020,714)       (134,880)      2,693,998
                                                      ------------    ------------    ------------

Research and development, net (Note 12a) *)              3,512,084       4,588,137       6,631,075
Sales and marketing expenses                             6,255,703       4,160,902         760,359
General and administrative expenses                      4,760,866       3,641,220       2,402,284
                                                      ------------    ------------    ------------

Total operating costs and expenses                      14,528,653      12,390,259       9,793,718
                                                      ------------    ------------    ------------

Operating loss                                         (17,549,367)    (12,525,139)     (7,099,720)
Financial income, net (Note 12b)                           262,579         544,181         190,049
                                                      ------------    ------------    ------------

Loss before taxes on income                            (17,286,788)    (11,980,958)     (6,909,671)
Taxes on income (Note 11)                                       --              --           6,017
                                                      ------------    ------------    ------------

Net loss                                              $(17,286,788)   $(11,980,958)   $ (6,915,688)
                                                      ============    ============    ============

Basic and diluted net loss per share                  $      (0.71)   $      (0.62)   $      (0.48)
                                                      ============    ============    ============

Weighted average number of shares used in computing
  basic and diluted net loss per share                  24,200,184      19,243,446      14,334,277
                                                      ============    ============    ============

*) In 1999 the Company's cost of revenues were included in research and development costs (see Note 2k).

    The accompanying notes are an integral part of the consolidated financial statements.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                     Common shares       Additional                    Deferred
                                 ---------------------     paid-in     Accumulated       stock
                                   Shares      Amount      capital       deficit      compensation
                                 ----------   --------   -----------   ------------   ------------
                                                                     U.S. dollars
                                              ----------------------------------------------------
Balance as of December 31,       14,303,387   $143,034   $57,398,814   $(44,553,027)          --
 1998
Comprehensive loss:
  Net realized losses on
    available-for-sale
    securities, net                      --         --            --             --           --
  Net loss                               --         --            --     (6,915,688)          --
Issuance of shares, net           1,425,000     14,250   (*1,279,201             --           --
Accrued interest on notes
  receivable from shareholders           --         --            --             --           --
                                 ----------   --------   -----------   ------------     --------
Total comprehensive loss


Balance as of December 31,       15,728,387    157,284    58,678,015    (51,468,715)          --
 1999

Payment of interest and
  principal on notes
  receivable from shareholders           --         --            --             --           --
Issuance of shares, net           2,512,952     25,130    18,774,023             --           --
Exercise of options and
  warrants                        3,181,352     31,813     9,373,650             --           --
Deferred stock compensation              --         --        64,174             --      (64,174)
Amortization of deferred
  stock compensation                     --         --            --             --       46,934
Amortization of compensation
  related to options issued
  to consultants                         --         --       769,128             --           --
Accrued interest on notes
  receivable from shareholders           --         --            --             --           --
Net loss                                 --         --            --    (11,980,958)          --
                                 ----------   --------   -----------   ------------     --------
Total comprehensive loss

Balance as of December 31,
 2000                            21,422,691   $214,227   $87,658,990   $(63,449,673)    $(17,240)
                                 ==========   ========   ===========   ============     ========

                                  Accumulated                                      Notes
                                      other                          Total        receivable        Total
                                 comprehensive     Treasury      comprehensive       from       shareholders'
                                 income (loss)      stock            loss        shareholders      equity
                                 -------------   ------------   --------------   ------------   -------------
                                                                   U.S. dollars
                                 ----------------------------------------------------------------------------
Balance as of December 31,          $(1,943)     $ (1,806,481)                   $   (598,885)  $  10,581,512
 1998
Comprehensive loss:
  Net realized losses on
    available-for-sale                1,943                --     $      1,943             --           1,943
    securities, net
  Net loss                               --                --       (6,913,745)            --      (6,915,688)
                                                                  ------------
Issuance of shares, net                  --       (*1,768,750                      (2,435,950)        626,251
Accrued interest on notes
  receivable from shareholders           --                --                         (51,659)        (51,659)
                                    -------      ------------                    ------------   -------------
Total comprehensive loss                                          $ (6,917,631)
                                                                  ============

Balance as of December 31,               --           (37,731)                     (3,086,494)      4,242,359
 1999

Payment of interest and
  principal on notes
  receivable from shareholders           --                --                       2,705,052       2,705,052
Issuance of shares, net                  --                --                              --      18,799,153
Exercise of options and
  warrants                                                                         (3,723,456)      5,682,007
Deferred stock compensation              --                --                              --              --
Amortization of deferred
  stock compensation                     --                --                              --          46,934
Amortization of compensation
  related to options issued
  to consultants                         --                --                              --         769,128
Accrued interest on notes
  receivable from shareholders           --                --                        (185,306)       (185,306)
Net loss                                 --                --      (11,980,958)            --     (11,980,958)
                                    -------      ------------     ------------   ------------   -------------
Total comprehensive loss                                          $(11,980,958)
                                                                  ============

Balance as of December 31,
 2000                               $    --      $    (37,731)                   $ (4,290,204)  $  20,078,369
                                    =======      ============                    ============   =============

*)   Reclassified

         The accompanying notes are an integral part of the consolidated financial statements.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                       Common stock         Additional
                                   ---------------------     paid-in       Accumulated
                                     Shares      Amount      capital        deficit
                                   ----------   --------   ------------   ------------
Balance as of December 31, 2000    21,422,691   $214,227   $ 87,658,990   $(63,449,673)

Purchase of common shares from
  shareholders and repayment of
  the related interest and
  principal of notes from
  shareholders                             --         --        228,674             --
Issuance of shares, net             7,083,480     70,836     14,844,887             --
Exercise of options and warrants      553,298      5,533      1,348,756             --
Deferred stock compensation                --         --         11,807             --

Amortization of deferred stock
  compensation                             --         --             --             --
Amortization of compensation
  related to options issued to
  consultants                              --         --        160,945             --
Net loss                                   --         --             --    (17,286,788)
                                   ----------   --------   ------------   ------------

Balance as of December 31, 2001    29,059,469   $290,596   $104,254,109   $(80,736,461)
                                   ==========   ========   ============   ============

                                                                                   Notes
                                     Deferred                       Total       receivable        Total
                                       stock        Treasury    comprehensive      from       shareholders'
                                   compensation      stock          loss       shareholders     equity
                                   ------------   -----------   -------------  ------------   -------------
Balance as of December 31, 2000      $(17,240)    $   (37,731)             --   $(4,290,204)  $ 20,078,369

Purchase of common shares from
  shareholders and repayment of
  the related interest and
  principal of notes from
  shareholders                             --      (3,499,375)             --     3,470,431        199,730
Issuance of shares, net                    --              --              --        18,000     14,933,723
Exercise of options and warrants           --              --              --       (43,308)     1,310,981
Deferred stock compensation           (11,807)             --              --            --             --

Amortization of deferred stock
  compensation                         11,047              --              --            --         11,047
Amortization of compensation
  related to options issued to
  consultants                              --              --              --            --        160,995
Net loss                                   --              --     (17,286,788)           --    (17,286,788)
                                     --------     -----------     -----------   -----------   ------------
Total comprehensive loss                                          $17,286,788
                                                                  ===========
Balance as of December 31, 2001      $(18,000)    $(3,537,106)                  $  (845,081)  $ 19,408,057
                                     ========     ===========                   ===========   ============

         The accompanying notes are an integral part of the consolidated financial statements.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year ended December 31,
                                                                  -------------------------------------------
                                                                      2001            2000           1999
                                                                  ------------    ------------    -----------
                                                                                  U.S. dollars
                                                                  -------------------------------------------
Cash flows from operating activities:
         Net loss                                                 $(17,286,788)   $(11,980,958)   $(6,915,688)
         Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation                                                  980,008         753,910        710,759
         Accrued severance pay, net                                    571,037         249,195       (298,056)
         Amortization of deferred stock compensation                    11,047          46,934             --
         Compensation expenses and write-off of notes receivable
            from shareholders                                          471,619              --             --
         Compensation expenses related to options issued to
            consultants                                                160,995         769,128             --
         Amortization of compensation related to shares issued
            to consultants                                              15,488              --             --
         Accrued interest on notes receivable from shareholders             --        (230,924)       (51,659)
         Decrease (increase) in trade receivables and other
            accounts receivable and prepaid expenses                 2,674,104      (2,657,682)       464,056
         Increase in inventories                                      (263,249)     (2,163,468)      (670,937)
         Increase (decrease) in trade payables and other
            accounts payable and accrued expenses                   (1,037,635)      1,257,016      1,200,315
         Decrease in deferred revenues                                      --              --       (136,549)
         Other                                                             813          (6,330)        (2,761)
                                                                  ------------    ------------    -----------
Net cash used in operating activities                              (13,702,561)    (13,963,179)    (5,700,520)
                                                                  ------------    ------------    -----------

    The accompanying notes are an integral part of the consolidated financial statements.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year ended December 31,
                                                                 -----------------------------------------
                                                                    2001            2000         1999
                                                                 ------------   ------------   -----------
                                                                                U.S. dollars
                                                                 -----------------------------------------
Cash flows from investing activities:
         Purchase of property and equipment                        (1,275,303)    (2,858,512)   (1,473,444)
             Payment to suppliers for purchase of
             property and equipment                                  (227,230)            --            --
         Loans granted to shareholders                                     --       (958,156)           --
         Repayment of loans granted to shareholders                        --        225,097            --
         Proceeds from sale of property and equipment                  40,217         57,867        34,643
         Proceeds from sale of available-for-sale marketable
         securities                                                        --             --     3,702,411
                                                                 ------------   ------------   -----------
Net cash provided by (used in) investing activities                (1,462,316)    (3,533,704)    2,263,610
                                                                 ------------   ------------   -----------
Cash flows from financing activities:
         Proceeds from issuance of shares, net                     14,923,925     18,150,710       750,000
         Proceeds from exercise of options and warrants             1,310,981      5,681,701            --
         Payment of interest and principal on notes receivable
         from shareholders                                              5,500      2,705,052            --
                                                                 ------------   ------------   -----------
Net cash provided by financing activities                          16,240,406    26,537,463       750,000
                                                                 ------------   ------------   -----------
Increase (decrease) in cash and cash equivalents                    1,075,529      9,040,580    (2,686,910)
Cash and cash equivalents at the beginning of the year             11,596,225      2,555,645     5,242,555
                                                                 ------------   ------------   -----------
Cash and cash equivalents at the end of the year                 $ 12,671,754   $ 11,596,225   $ 2,555,645
                                                                 ============   ============   ===========
Supplementary information on non-cash activities:
Purchase of property and equipment against trade
payables                                                         $     39,336   $    227,230   $        --
                                                                 ============   ============   ===========
Purchase of treasury stock in respect of notes receivable from
shareholders                                                     $  3,499,375   $         --   $        --
                                                                 ============   ============   ===========
Issuance of shares (including additional paid-in capital)
against notes receivable                                         $         --   $         --   $ 2,435,950
                                                                 ============   ============   ===========
Issuance of shares in respect of prepaid expenses                $         --   $    525,000   $        --
                                                                 ============   ============   ===========
Exercise of options and warrants against notes receivable
                                                                 $     43,308   $  3,704,076   $        --
                                                                 ============   ============   ===========
Liabilities in respect of share issuance expenses                $         --   $         --   $   123,749
                                                                 ============   ============   ===========
Supplemental disclosure of cash flows activities:
   Cash paid during the year for:
            Interest                                             $     19,106    $    25,537   $    38,202
                                                                 ============    ============   ===========
                     Income taxes                                $     25,000    $    34,149   $    23,430
                                                                 ============    ============   ===========

    The accompanying notes are an integral part of the consolidated financial statements.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:- GENERAL

Electric Fuel Corporation ("EFC," "Electric Fuel," or the "Company") and its subsidiaries are engaged in the design, development and commercialization of its proprietary zinc-air battery technology for portable consumer electronic devices such as cellular telephones products, as well as for electric vehicles and defense applications. The Company is primarily operating through Electric Fuel Ltd. ("EFL") a wholly-owned Israeli based subsidiary. The Company's production and research and development are primarily in Israel.

In November 2000, the Company established a wholly-owned subsidiary in the U.K ("EFL U.K."). The Company has two wholly-owned non-operating subsidiaries, in Germany ("GmbH") and in the Netherlands ("BV"), as well as two subsidiaries in the United States: Electric Fuel Transportation Corp. (Delaware) and Instant Power Corporation (Delaware).

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

b.   Financial statements in U.S. dollars:

The Company's transactions are recorded in U.S. dollars, and its subsidiaries' transactions are recorded in new Israeli shekels and pounds sterling; however, the majority of EFL's sales are made outside Israel in U.S. dollars, and a substantial portion of EFL's costs is incurred in U.S. dollars. The majority of financial transactions of EFL UK is in U.S. dollars and a substantial portion of EFL UK's costs is incurred in U.S. dollars.

The Company's management believes that the dollar is the primary currency of the economic environment in which the Company and each of its subsidiaries operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the U.S. dollar.

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

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

e.   Inventories:

Inventories are stated at the lower of cost or market value. Inventory write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence. Cost is determined as follows:

Raw and packaging materials - by the "moving average basis" method. Work in progress - represents the cost of development in progress. Finished products - on the basis of direct manufacturing costs with the addition of allocable indirect manufacturing costs.

f.   Property and equipment:

Property and equipment are stated at cost net of accumulated depreciation and investment grants.

Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following annual rates:

                                                                %
                                                   --------------------------

Computers and related equipment                                33
Motor vehicles                                                 15
Office furniture and equipment                               6 - 10
Machinery, equipment and installation                  10 - 25 (mainly 10)
Leasehold improvements                             Over the term of the lease

The Company and its subsidiaries periodically assess the recoverability of the carrying amount of property and equipment fixed assets and provide for any possible impairment loss based upon the difference between the carrying amount and fair value of such assets in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." For each of the three years ended December 31, 2001 the Company did not record any impairment losses on long-lived assets.

g.   Revenue recognition:

Revenues from products are recognized in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101") when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured.

Revenues from long-term research and development agreements, subcontracted for the U.S. government, are recorded on a cost plus basis when services are rendered (see Note 9c).

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's provision for returns is provided in accordance with FAS 48 "Revenue Recognition when Right Of Return Exists," based on the Company's past experience. The Company accrues estimated sales returns upon recognition of sales.

Revenues from the development services of the production that require significant customization, integration and installation are recognized based on Statement of Position No. 81-1 "Accounting for Performance of Construction - Type and Certain Production - Type Contracts," using contract accounting on a percentage of completion method, based on the relationship of actual costs incurred to total costs estimated to be incurred over the duration of the contract and in accordance to the "Input Method."

h.   Warranty costs:

The Company provides a warranty at no extra charge for one year. A provision is recorded in respect of probable costs in connection with warranties, based on the Company's experience.


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

j.   Royalty-bearing grants:

Royalty-bearing grants from the Office of the Chief Scientist ("OCS") of the Israeli Ministry of Industry and Trade and from the Israel-U.S. Bi-national Industrial Research and Development Foundation ("BIRD-F") for funding approved research and development projects are recognized at the time the Company is entitled to such grants on the basis of the costs incurred, and included as a deduction of research and development costs.

k.   Cost of revenues:

In 1999, the Company's cost of revenues were included in research and development costs, since the Company's production was integrated with the product development process, it was impossible to segregate the cost of revenues from the research and development expenses, since these expenses were interrelated by their nature.

l.   Concentrations of credit risk:

Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and notes receivable from shareholders. Cash and cash equivalents are invested in U.S. dollar deposits with major Israeli, U.S. and U.K. banks. Such deposits in the U.S. may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The trade receivables of the Company and its subsidiaries are mainly derived from sales to customers located primarily in the United States and Europe. Management believes that credit risks are moderated by

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

m.   Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year, plus dilutive potential shares of common stock considered outstanding during the year, in accordance with FASB Statement No. 128, "Earnings Per Share."

All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per common share because all such securities are anti-dilutive for all periods presented. The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share was 3,170,334, 2,812,725 and 2,820,679 for the years ended December 31, 2001, 2000 and 1999, respectively.

n.   Accounting for stock-based compensation:

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

o.   Advertising costs:

The Company and its subsidiaries expense advertising costs as incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999, was approximately $1,676,280 $1,453,025 and $364,957, respectively.

p.   Fair value of financial instruments:

The following methods and assumptions were used by the Company and its subsidiaries in estimating their fair value disclosures for financial instruments:

The carrying amounts of cash and cash equivalents, trade receivable and trade payable approximate their fair value due to the short-term maturity of such instruments.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount of the Company's long-term notes receivables from shareholders approximates their fair value. The fair value was estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar type of borrowing arrangements.

q.   Severance pay:

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

In addition and according to certain employment agreements, the Company is obligated to provide for a special severance pay in addition to amounts due to certain employees pursuant to Israeli severance pay law. The Company has made a provision for this special severance pay. As of December 31, 2001 and 2000, the accumulated severance pay amounted to $1,975,535 and $1,586,372, respectively.

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies and include immaterial profits.

Severance expenses for the years ended December 31, 2001, 2000 and 1999, amounted to approximately $653,885, $430,943 and $203,690, respectively.

r.   Research and development cost:

Research and development costs are charged to the statement of operation as incurred.

s.   Impact of recently issued accounting standards:

In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. Application of the non-amortization provisions of SFAS No. 142 may result in an increase in net income.

FASB recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. FASB's new rules on the asset impairment supersede FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

lived assets to be disposed of and significantly changes the criteria that must be met to classify an asset as "held-for-sale." Classification as "held-for-sale" is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of SFAS No. 144 are not expected to have a material effect on the Company's financial position or operating results.

NOTE 3:- OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

                                                            December 31,
                                                       -------------------------
                                                         2001           2000
                                                       ----------     ----------
                                                              U.S. dollars
                                                       -------------------------
Government authorities                                 $  425,593     $1,726,282
U.S. government                                                --         45,749
Employees                                                 16, 862        162,518
Prepaid expenses                                          241,150        299,082
Other                                                      31,341        185,084
                                                       ----------     ----------
                                                       $  714,946     $2,418,715
                                                       ==========     ==========

NOTE 4:- INVENTORIES

Raw and packaging materials                            $1,097,492     $1,581,048
Work in progress                                          356,152        457,319
Finished products                                       2,018,553      1,170,581
                                                       ----------     ----------
                                                       $3,472,197     $3,208,948
                                                       ==========     ==========

NOTE 5:- NOTES RECEIVABLE FROM SHAREHOLDERS

In February and May 2000, two officers of the Company exercised options to purchase a total of 263,330 and 550,000, respectively, shares of the Company's common stock. In connection with such exercises, the Company granted loans to those two officers to cover their related tax liabilities. The loans were in the form of non-recourse promissory note in the total amount of $733,059 bearing interest at a rate equal to 4% over the then-current percentage increase in the Israeli consumer price index between the date of the loan and the date of the annual interest calculation. During 2001, 550,000 shares were repurchased from such officers in exchange for repayment of the promissory notes and related tax liabilities.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:- PROPERTY AND EQUIPMENT, NET

a.   Composition of property and equipment is as follows:

                                                              December 31,
                                                       -------------------------
                                                          2001          2000
                                                       -----------   -----------
                                                              U.S. dollars
                                                       -------------------------
Cost:
         Computers and related equipment               $   786,158   $   636,997
         Motor vehicles                                    336,216       389,019
         Office furniture and equipment                    313,760       311,885
         Machinery, equipment and installations          9,396,636     8,502,762
         Leasehold improvements                            888,841       732,291
                                                       -----------   -----------
                                                        11,721,611    10,572,954
                                                       -----------   -----------
Accumulated depreciation:
         Computers and related equipment                   566,290       445,209
         Motor vehicles                                     62,523       139,024
         Office furniture and equipment                    180,498       162,530
         Machinery, equipment and installations          3,526,145     2,826,656
         Leasehold improvements                            646,490       553,471
                                                       -----------   -----------
                                                         4,981,946     4,126,890
                                                       -----------   -----------
Depreciated cost                                       $ 6,739,665   $ 6,446,064
                                                       ===========   ===========

b. Depreciation expense amounted to $980,008, $753,910 and $710,759, for the years ended December 31, 2001, 2000 and 1999, respectively.

As for liens, see Note 9d.

NOTE 7:- SHORT-TERM BANK CREDIT

The Company has an unused line of credit up to $750,000, secured by such security as the Company and the bank shall agree upon from time to time.

NOTE 8:- OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                          December 31,
                                                   ----------------------------
                                                      2001              2000
                                                   ----------    --------------
                                                         U.S. dollars
                                                   ----------------------------

Employees and payroll accruals                     $  884,262     (* $  591,992
Accrued vacation pay                                  419,679           388,350
Accrued expenses                                      221,653    (*     220,282
Advances from customers                                98,070                --
Warranty                                               54,000           100,000
Royalties                                              46,955            62,000
Other                                                   6,180           182,351
                                                   ----------    --------------
                                                   $1,730,799        $1,544,975
                                                   ==========    ==============

*    Reclassified

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:- COMMITMENTS AND CONTINGENT LIABILITIES

a.   Royalty commitments:

1. Under the Company's research and development agreements with the OCS, and pursuant to applicable laws, the Company is required to pay royalties at the rate of 3%-3.5% of net sales of products developed with funds provided by the OCS, up to an amount equal to 100% of research and development grants received from the OCS (linked to the U.S. dollars. Amounts due in respect of projects approved after year 1999 also bear interest of the Libor rate).

2. EFL, in cooperation with a U.S. participant, has received approval from the BIRD-F for 50% funding of a project for the development of a hybrid propulsion system for transit buses. The maximum approved cost of the project is approximately $1.8 million, and the Company's share in the project costs is anticipated to amount to approximately $1.1 million, which will be reimbursed by BIRD-F at the aforementioned rate of 50%.

Royalties at rates of 2.5%-5% of sales are payable up to a maximum of 150% of the grant received, linked to the U.S. Consumer Price Index. Accelerated royalties are due under certain circumstances.

3. The Company is obligated to pay royalties only on sales of products in respect of which OCS and BIRD-F participated in their development. Should the project fail, the Company will not be obligated to pay any royalties.

Royalties paid or accrued for the years ended December 31, 2001, 2000 and 1999, to the OCS amounted to $75,791, $70,637 and $69,169, respectively and to BIRD-F $0 for each of the three years ended December 31, 2001.

As of December 31, 2001, total contingent liability to pay royalties are as follows: OCS (at 100%) - approximately $9,764,000; BIRD-F (at 150%) - approximately $772,000.

b.   Lease commitments:

The Company and its subsidiaries rent their facilities under various operating lease agreements, which expire on various dates, the latest of which is in 2005. The minimum rental payments under non-cancelable operating leases are as follows:

                 Year ended
                December 31,
                ------------
                U.S. dollars
                ------------

2002               438,761
2003               396,388
2004               214,199
2005               174,612
                 ---------

                 1,223,960
                 =========

Total rent expenses for the years ended December 31, 2001, 2000 and 1999, were approximately $456,701, $261,000 and $345,000, respectively.

Rental payments are primarily payable in Israeli currency, linked to the Israeli Consumer Price Index ("CPI").

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c.   Agreements with the Federal Transit Administration:

In 1998, the Company, in cooperation with U.S. participants entered into phase I of an agreement with the U.S. government (Department of Transportation - Federal Transit Administration) for performance of sub-contracted services in regard to the construction and operation of a passenger bus for the U.S. government.

The services are priced on a cost plus basis to be paid by the U.S. government and are limited to the maximum approved cost of the project which is approximately $2,000,000. The Company's share in the project is approximately $1,750,000.

Revenues in respect of phase I, for the year ended December 31, 2000 and 1999, were: $253,582 and $1,212,675, respectively.

During the last quarter of 2000, a phase II was signed, limited to maximum approved cost of the project which is approximately $1,361,000. The Company's share in the project is approximately $804,000. Revenues in respect of phase II, for the year ended December 31, 2001 were $422,998.

d.   Liens:

As security for compliance with the terms related to the investment grants from the state of Israel, EFL has registered floating liens on all of its assets, in favor of the State of Israel.

e.   Guarantees:

The Company obtained bank guarantees in the amount of $36,076, mainly in respect of lease agreements.

NOTE 10:- SHAREHOLDERS' EQUITY

a.   Shareholders' rights:

The Company's shares confer upon the holders the right to receive notice to participate and vote in the general meetings of the Company and right to receive dividends, if and when declared.

b.   Financial transactions:

1. Non-recourse notes receivable from employee-shareholders arising from the purchase of 1,500,000 of the Company's shares, matured in 1998. The notes were renewed as recourse notes, due on December 31, 2007, bearing interest at a rate of 1% over the then-current federal funds rate of 5.5% or linked to the Israeli CPI, whichever is higher. In April 1998, the terms of the recourse notes were amended such that the Company would have recourse only to certain termination compensation due to the employee-shareholders (which exceeds the amounts outstanding under the notes), or if terminated for cause, the employee-shareholders would continue to be personally liable.

Additionally, the Company agreed to purchase Company shares from the employee-shareholders, at prevailing market prices, up to the full amount outstanding under the notes and to grant new options at exercise prices equal to prevailing market prices, in the amount that the shares were sold by the employee-shareholders.

In March 2000, the employee-shareholders exercised certain stock options. The proceeds from the sale of the shares were allocated to the repayment of the loan referred to above. As of December 31, 2001, there was no outstanding balance on the loan.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. On December 3, 1999, two officers of the Company each purchased 125,000 shares of common stock out of the Company's treasury at the closing price of the common stock on December 2, 1999. Each such officer's purchase price of $167,975 was financed by the Company by a non-recourse note secured by the purchased shares bearing interest at 2%, with interest calculated and charged in advance based on a term of ten years.

3. On December 28, 1999, the Company entered into an agreement with a group of private investors, including Mr. Leon S. Gross, a director of Electric Fuel Corporation and one of the existing shareholders. Pursuant to the agreement, the Company issued 1,425,000 shares of Common stock for total purchase price of $2,850,000. The Company also issued warrants to purchase up to an additional 1,425,000 shares of the Company's common stock to the investors. Pursuant to the terms of these warrants, a total of 251,196 shares of common stock were issued to such warrant holders in 2000 on a cashless exercise basis. As of December 31, 2000, 1,050,000 warrants had been exercised, in addition to the warrants issued on a cashless basis.

4. On January 5, 2000, the Company entered into a Common Stock Purchase Agreement with a group of private investors. Pursuant to this agreement, on January 10, 2000, the Company issued 385,000 shares of common stock to the investors for a total purchase price of $962,500.

5. On February 9, 2000 and in May 2000, certain officers of the Company exercised options to purchase a total of 263,330 and 550,000, respectively, shares of the Company's common stock, paying the exercise price in the form of ten-years non-recourse promissory notes in an aggregate amount of $658,326 and $3,045,750, respectively. The notes are secured by the shares issued upon exercise of such options, bearing interest at a rate equal to the federal fund rate + 1%. Certain of these shares were repurchased from such officers in exchange for repayment of the promissory notes, as described in Note 10.b.10 below

6. On May 17, 2000, the Company entered into an agreement with an investor, pursuant to which the Company issued 1,000,000 shares of common stock to the investor, at a price of $10.00 per share, for a total purchase price of $10,000,000. In addition, the Company subsequently issued an additional 92,952 shares of common stock pursuant to the anti-dilution calculation stated in the share purchase agreement with the investor.

7. On May 25, 2000, the Company repriced 150,000 warrants from $6.60 per share to $4.95; these warrants were immediately exercised by the warrant holder. The Company also repriced 160,000 warrants held by this same warrant holder from $3.375 per share to $4.95. As a result of the forgoing, the Company recorded compensation in an amount of $26,260.

8. In June 2000, 35,000 shares of common stock were issued to a supplier. Accordingly, the Company recorded compensation expenses of $405,000 and prepaid expenses of $120,000 as of December 31, 2000.

9. On November 17, 2000, the Company entered into an agreement with a venture capital fund, pursuant to which the Company issued 1,000,000 shares of common stock to the investor, at a price of $8.375 per share, for a total purchase of $8,375,000. The Company also issued warrants to purchase an additional 1,000,000 shares of common stock to the investor, with exercise prices of between $11.31 and

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$12.56 per share. In addition, the Company issued warrants to purchase 150,000 shares of common stock with exercise prices of between $9.63 and $12.56 per share, to an investment banker involved in this agreement. Out of these warrants issued to the investor, 666,667 warrants expire on November 17, 2005 and 333,333 warrants expire on August 17, 2001. These warrants were subsequently re-priced, as described in Note 10.b.12 below and the 333,333 warrants that were to expire on August 17, 2001 were exercised for a total consideration of $840,000. Out of the 150,000 warrants issued to the investment banker, 100,000 warrants expire on November 17, 2005 and 50,000 warrants expire on August 17, 2001. These warrants were subsequently re-priced, as described in Note 10.b.12 below, and the 50,000 warrants that were to expire on August 17, 2001 were extended to November 17, 2005. Such warrants are subject to typical antidilution provisions.

10. In February 2001, the Board of Directors of the Company, upon the recommendation of its Compensation Committee and with the agreement of the officers involved, purchased a total of 550,000 of the shares referred to in
Note 10.b.5 above in exchange for repayment of the non-recourse notes from the officers in the amount of $3,499,575. $3,251,113 out of this amount relates to 550,000 shares from May 2000. The remaining amount of $248,262 represents repayment of other notes.

11. In May 2001, the Company issued a total of 4,045,454 shares of its common stock to a group of institutional investors at a price of $2.75 per share, or a total purchase price of $11,125,000. Additionally, the Company issued to these investors a total of 2,696,971 warrants to purchase shares of common stock at a price of $3.22 per share; these warrants are exercisable by the holder at any time after November 8, 2001 and will expire on May 8, 2006. The Company also issued to a financial consultant that provided certain consulting services concurrently with this transaction a total of 125,000 warrants to purchase shares of common stock at a price of $3.22 per share; these warrants are exercisable by the holder at any time after December 12, 2001 and will expire on June 12, 2006.

12. As part of the transaction described in the foregoing note, the Company, in May 2001, re-priced the warrants referred to in Note 10.b.9 above. The exercise price of the warrants that were exercisable at $12.56 was reduced to $3.50 and $3.08, the exercise price of the warrants that were exercisable at $11.31 was reduced to $2.52 and the exercise price of the warrants that were exercisable at $9.63 was reduced to $3.08. Additionally, the Company issued to this investor an additional warrant to purchase 250,000 shares of common stock at an exercise price of $3.08 per share, expiring on May 3, 2006.

13. On September 17, 2001 the Company issued a consultant a total of 8,550 shares of its common stock in compensation for services rendered by such consultant for the Company for preparation of certain video point-of-purchase and sales demonstration materials. The Company recorded total compensation expenses of $15,488.

14. On September 17, 2001 the Company issued to a distributor a total of 337,571 shares of its common stock at its fair value.

15. On November 21, 2001, the Company issued a total of 1,503,759 shares of its common stock at a purchase price of $1.33 per share, or a total purchase price of $2,000,000, to a single institutional investor.

16. On December 5, 2001, the Company issued a total of 1,190,476 shares of its common stock at a purchase price of $1.68 per share, or a total purchase price of $2,000,000, to a single institutional investor.

c.   Stock option plans:

1. The Company has adopted the following stock option plans, whereby options may be granted for purchase of shares of the Company's common stock. Under the terms of the employee plans,

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Board of Directors or the designated committee will grant options and will determine the vesting period and the exercise terms.

a) 1991 Employee Option Plan - 2,115,600 shares reserved for issuance, of which 33,692 are available for future grants to employees.

b) 1993 Employee Option Plan - as amended, 4,200,000 shares reserved for issuance, of which 300,526 are available for future grants to employees.

c) 1998 Employee Option Plan - as amended, 4,750,000 shares reserved for issuance, of which 2,846,388 are available for future grants to employees and consultants.

d) 1995 Non-Employee Director Plan - 1,000,000 shares reserved for issuance, of which 680,000 are available for future grants to directors. Directors receive an initial grant of options to purchase 25,000 shares of the Company's common stock and thereafter receive annual option grants to purchase 10,000 shares of common stock for serving on the Board of Directors. All employee options will be granted at fair market value.

2. Under these plans, options generally expire no later than 10 years from the date of grant. Each option can be exercised to purchase one share, conferring the same rights as the other common shares. Options that are cancelled or forfeited before expiration become available for future grants.

The options generally vest over a three-year period (33.3% per annum).

3. A summary of the status of the Company's plans and other share options (except for options granted to consultants) granted as of December 31, 2001, 2000 and 1999, and changes during the years ended on those dates, is presented below:

                                  2001                      2000                       1999
                         ---------------------    ----------------------     ---------------------
                                      Weighted                  Weighted                  Weighted
                                       average                   average                  average
                                      exercise                  exercise                  exercise
                          Number       price        Number       price        Number       price
                         ---------    --------    ----------    --------     ---------    --------
                                          $                         $                        $
                                      --------                  --------                  --------
Options outstanding at
    beginning of year    2,624,225      $3.82      2,820,679      $3.44      2,964,255      $3.70
Changes during year:
Granted (1)              2,172,314      $1.55      1,598,233      $4.58        496,475      $1.56
Exercised                 (159,965)     $1.31     (1,715,628)     $3.84             --         --
Repriced:
Old exercise price              --         --       (310,000)     $4.95             --         --
New exercise price              --         --        310,000      $4.95             --         --
Forfeited or canceled     (396,346)     $4.11        (79,059)     $4.93       (640,051)     $3.25
                         ---------      -----     ----------      -----      ---------      -----

Options outstanding at
         end of year     4,240,228      $2.74      2,624,225      $3.82      2,820,679      $3.44
                         =========      =====     ==========      =====      =========      =====

Options exercisable at
         end of year     2,643,987      $2.75      1,078,332      $3.81      2,082,390      $3.91
                         =========      =====     ==========      =====      =========      =====

(1) Includes 1,189,749, 870,000 and 182,500 options granted to related parties in 2001, 2000 and 1999, respectively.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. The following table summarizes information about options outstanding as of December 31, 2001:

                              Options outstanding                                        Options exercisable
----------------------------------------------------------------------------   ------------------------------------
                  Number outstanding         Weighted           Weighted       Number exercisable
    Range of       at December 31,      average remaining   average exercise    at December 31,     Weighted average
exercise prices          2001            contractual life         price               2001           exercise price
---------------   -------------------   -----------------   ----------------   ------------------   ---------------
       $                                     Years                  $                                      $
---------------                         -----------------   ----------------                        ---------------
0.3-2                 2,268,819               9.01                1.38             1,389,764             1.35
3-4                     463,909               4.79                2.99               406,961             2.99
4-6                   1,437,500               8.40                4.58               787,262             4.68
6-8                      60,000               3.02                7.43                50,000             7.53
8-                       10,000               5.75                9.06                10,000             9.06
                      ---------               ----                ----             ---------             ----

                      4,240,228               8.25                2.74             2,643,987             2.75
                      =========               ====                ====             =========             ====

The compensation cost that has been charged in the consolidated statements of operations in respect of options to employees in 2001, 2000 and 1999, was $11,047 $46,934 and $0, respectively. Such amount is presented as a reduction of shareholders' equity and is amortized ratably over the vesting period of the related options.

Weighted-average fair values and exercise price of options on dates of grant are as follows:

                          Equals market price     Exceeds market price    Less than market price
                        -----------------------  -----------------------  -----------------------
                        Year ended December 31,  Year ended December 31,  Year ended December 31,
                        -----------------------  -----------------------  -----------------------
                         2001    2000    1999      2001     2000    1999   2001    2000     1999
                         ----    ----    ----      ----     ----    ----   ----    ----     ----
Weighted average
exercise prices         $1.579  $4.580  $1.560    $1.466   $7.125    --    $1.30   $5.270     --

Weighted average
fair value on
grant date              $ 0.50  $4.120  $1.320    $0.56    $3.760    --    $0.79   $6.600     --

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                              2001             2000          1999
                             ------          -------        -------

Dividend yield                    0%               0%             0%
Expected volatility              58%              95%           120%
Risk-free interest              2-5%             6.5%           5.5%
Expected life of up to       3 years         10 years       10 years

                                    2001                          2000                         1999
                         ---------------------------   ---------------------------   -------------------------
                              As           Pro-             As           Pro-             As           Pro-
                           reported        forma         reported        forma         reported       forma
                         ------------   ------------   ------------   ------------   -----------   -----------
                                                              U.S. dollars
                         -------------------------------------------------------------------------------------
Net loss                 $(17,286,788)  $(20,175,934)  $(11,980,958)  $(14,006,038)  $(6,915,688)  $(8,367,584)
                         ============   ============   ============   ============   ===========   ===========
Basic and diluted net
loss per share           $      (0.71)  $      (0.83)  $      (0.62)  $      (0.73)  $     (0.48)  $     (0.58)
                         ============   ============   ============   ============   ===========   ===========

5.   Options issued to consultants:

a) The Company's outstanding options to consultants as of December 31, 2001, are as follows:

                 Options for    Average      Options     Average Exercise
                    Common      Exercise   exercisable        price         Exercisable
 Issuance date      shares       price                      per share         through
                               per share
-------------------------------------------------------------------------   -----------
                                   $                            $
                                 ----                         ----
Previous years     113,500       4.99        113,500          4.99             2010
February 2001      100,000       7.40             --            --             2010
August 2001         30,000       1.43         10,000          1.43             2004

b) The Company had accounted for its options to consultants under the fair value method of SFAS No. 123 and EITF 96-18. The fair value for these options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                               2001            2000           1999
                             ------           ------        -------
Dividend yield                    0%               0%             0%
Expected volatility              82%              95%           120%
Risk-free interest          3.5-4.5%             6.5%           5.5%
Expected life of up to        1 year          5 years       10 years

c) In connection with the grant of stock options to consultants, the Company recorded stock compensation expenses totaling $160,995 and $796,128 for the years ended December 31, 2001 and 2000 respectively.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Dividends:

In the event that cash dividends are declared in the future, such dividends will be paid in U.S. dollars. The Company does not intend to pay cash dividends in the foreseeable future.

NOTE 11:- INCOME TAXES

a.   Taxation of U.S. parent company (EFC):

As of December 31, 2001, EFC has operating loss carryforwards for U.S. federal income tax purposes of approximately $7 million, which are available to offset future taxable income, if any, expiring in 2015.

b.   Israeli subsidiary (EFL):

1. Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (the "Investments Law"):

EFL's manufacturing facility has been granted "Approved Enterprise" status under the Investments Law, and is entitled to investment grants from the State of Israel of 38% on property and equipment located in Jerusalem, and 10% on property and equipment located at its plant in Beit Shemesh, and to reduced tax rates on income arising from the "Approved Enterprise," as detailed below.

The approved investment program is in the amount of approximately $500,000. EFL effectively operated the program during 1993, and is entitled to the tax benefits available under the Investments Law. EFL is entitled to additional tax benefits as a "foreign investment company," as defined by the Investments Law. In 1995, EFL received approval for a second "Approved Enterprise" program for investment in property and equipment, in the amount of approximately $6,000,000, and approval for grants at the abovementioned rates, for these approved property and equipment.

In 2000, EFL received approval for a third "Approved Enterprise" program for investment in property and equipment, in the amount of approximately $4,500,000, and approval for grants at the abovementioned rates, for these approved property and equipment.

The entitlement to the above benefits is conditional upon the Company's fulfilling the conditions stipulated by the Investments Law, regulations published thereunder and the instruments of approval for the specific investments in "approved enterprises." In the event of failure to comply with these conditions, the benefits may be canceled and the Company may be required to refund the amount of the benefits, in whole or in part, including interest. As of December 31, 2001, the Company had fulfilled all conditions.

The main tax benefits available to EFL are:

a)   Reduced tax rates:

During the period of benefits (seven to ten years), commencing in the first year in which EFL earns taxable income from the "Approved Enterprise," a reduced corporate tax rate of between 10% and 25% (depending on the percentage of foreign ownership, based on present ownership percentages of 15%) will apply, instead of the regular tax rates (see 4, below).

The period of tax benefits, detailed above, is subject to limits of 12 years from the commencement of production, or 14 years from the approval date, whichever is earlier. Hence, the first program will expire in the year 2004 and the second in the year 2008. The commencement of production according to the third program hasn't been determined yet by the investment center and so there is no ability to determine the

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

period of the tax benefits according to this program. The benefits have not yet been utilized since the Company has no taxable income, since its incorporation.

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

6.   Tax loss carryforwards:

As of December 31, 2001, EFL has operating loss carryforwards for Israeli tax purposes of approximately $75 million, which are available, indefinitely, to offset future taxable income.

c.   European subsidiaries:

Income of the European subsidiaries, which is derived from intercompany transactions, is based on the tax laws in their countries of domicile.

d.   Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Sig-

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

nificant components of the Company's deferred tax assets resulting from tax loss carryforward are as follows:

                                                  December 31,
                                           -------------------------
                                            2001            2000
                                           -----------   -----------
                                                U.S. dollars
                                           -------------------------
Domestic income taxes:
         Deferred tax asset *)             $ 2,462,000   $   862,750
         Less - valuation allowance         (2,462,000)     (862,750)
                                           -----------   -----------

                                           $        --   $        --
                                           ===========   ===========
Foreign income taxes:
         Deferred tax asset *)             $10,178,000   $ 8,125,000
         Less - valuation allowance        (10,178,000)   (8,125,000)
                                           -----------   -----------

                                           $        --   $        --
                                           ===========   ===========

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

e.   Loss before taxes on income:

                                      Year ended December 31
                          ---------------------------------------------
                              2001             2000            1999
                          ------------      -----------     -----------
                                           U.S. dollars
                          ---------------------------------------------

Domestic                  $ (5,828,828)    $ (2,021,661)    $  (232,205)
Foreign                    (11,457,960)      (9,959,297)     (6,677,466)
                          ------------     ------------     ----------

                          $(17,286,788)    $(11,980,958)    $(6,909,671)
                          ============     ============     ===========

NOTE 12:- SELECTED STATEMENTS OF OPERATIONS DATA

                                        Year ended December 31
                                 ------------------------------------
                                    2001         2000         1999
                                 ----------   ----------   ----------
                                             U.S. dollars
                                 ------------------------------------

a.   Research and development, net (In 1999 included also COGS):

Research and development costs   $4,199,891   $5,546,519   $7,834,051
Less royalty-bearing grants         687,807      958,382    1,202,976
                                 ----------   ----------   ----------
                                 $3,512,084   $4,588,137   $6,631,075
                                 ==========   ==========   ==========

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b.   Financial income, net:

Financial expenses:
Interest, bank charges and fees         $(49,246)  $ (67,480)  $ (71,074)
Foreign currency
         translation differences         (16,003)   (219,043)    (32,661)
                                        --------   ---------   ---------

                                         (65,249)   (286,523)   (103,735)
                                        --------   ---------   ---------
Financial income:
         Interest                        327,828     830,704     293,784
                                        --------   ---------   ---------

Total                                   $262,579   $ 544,181   $ 190,049
                                        ========   =========   =========

NOTE 13:- RELATED PARTY DISCLOSURES

                                           Year ended December 31,
                                        ------------------------------
                                          2001       2000       1999
                                        --------   ---------   -------
                                                 U.S. dollars
                                        ------------------------------

Transactions:
Selling, general and administrative
         expenses                       $ 32,850   $  28,800   $15,750
                                        ========   =========   =======

Financial (expenses) income, net
         (see Note 5 and Note 10.b.5)   $(36,940)  $ 230,924   $51,659
                                        ========   =========   =======

NOTE 14:- SEGMENT INFORMATION

a.   General:

The Company operates primarily in three business segments (see Note 1 for a brief description of the Company's business) and follows the requirements of Statement of Financial Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131").

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b. The following is information about reported segment gains, losses and assets:

                                                  Defense
                                   Electric      and safety     Consumer         All
                                   vehicles       products      batteries        other          Total
                                  -----------   -----------   -------------   ------------   ------------
                                                              U.S. dollars
                                  -----------------------------------------------------------------------
2001:
Revenues from outside customers   $   894,045   $ 1,199,587   $   1,939,256   $         --   $  4,032,888
Depreciation expense                 (242,678)      (61,760)       (449,995)      (225,575)      (980,008)
Direct expenses  (1)                 (907,286)   (1,388,215)    (13,816,934)    (4,489,812)   (20,602,247)
                                  -----------------------------------------------------------------------
Segment gross loss                $  (255,919)  $  (250,388)  $ (12,327,673)  $ (4,715,387)   (17,549,367)
                                  ========================================================
Financial income, net                                                                             262,579
                                                                                             ------------
Net loss                                                                                     $(17,286,788)
                                                                                             ============
Segment assets  (2)               $   665,736   $   645,378   $   8,180,795   $    719,953   $ 10,211,862
                                  =======================================================================
Expenditures for segment assets   $        --   $    21,376   $     969,278   $     323,985  $  1,314,639
                                  =======================================================================

2000:
Revenues from outside customers   $   310,441   $ 1,168,054   $   2,563,621   $     11,446   $  4,053,562
Depreciation expense                 (249,796)      (60,612)       (239,668)      (203,834)      (753,910)
Direct expenses  (1)                 (472,770)   (1,120,020)    (10,246,938)    (3,985,063)   (15,824,791)
                                  -----------------------------------------------------------------------
Segment gross loss                $  (412,125)  $   (12,578)  $  (7,922,985)  $ (4,177,451)   (12,525,139)
                                  ========================================================
Financial income, net                                                                             544,181
                                                                                             ------------
Net loss                                                                                     $(11,980,958)
                                                                                             ============
Segment assets  (2)               $   908,414   $   556,863   $   7,527,160   $    662,575   $  9,655,012
                                  =======================================================================
Expenditures for segment assets   $        --   $     7,671   $   2,767,083   $    310,988   $  3,085,742
                                  =======================================================================

1999:
Revenues from outside customers   $ 1,229,854   $   979,123   $     254,991   $    230,030   $  2,693,998
Depreciation expense                 (234,550)      (85,291)       (149,259)      (241,659)      (710,759)
Direct expenses (1)                (2,659,478)   (1,242,652)     (3,007,398)    (2,173,431)    (9,082,959)
                                  -----------------------------------------------------------------------
Segment gross loss                $(1,664,174)  $  (348,820)  $  (2,901,666)  $ (2,185,060)    (7,099,720)
                                  ========================================================
Taxes on income                                                                                    (6,017)
Financial income, net                                                                             190,049
                                                                                             ------------
Net loss                                                                                     $ (6,915,688)
                                                                                             ============
Segment assets                    $ 1,129,771   $   360,553   $   1,516,519   $  1,158,926   $  4,165,769
                                  =======================================================================
Expenditures for segment assets   $   221,808   $    80,657   $     942,450   $    228,529   $  1,473,444
                                  =======================================================================

     (1)  Including sales and marketing, general and administrative expenses.

     (2)  Including property and equipment and inventory.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c.   Summary information about geographic areas:

The following presents total revenues according to end customers location for the years ended December 31, 2001, 2000 and 1999, and long-lived assets as of December 31, 2001, 2000 and 1999:

                     2001                            2000                              1999
            -----------------------   ---------------------------------   --------------------------------
              Total      Long-lived        Total          Long-lived           Total         Long-lived
             revenues      assets         revenues          assets           revenues          assets
            ----------   ----------   ---------------   ---------------   --------------   ---------------
                                                 U.S. dollars
            ----------------------------------------------------------------------------------------------
U.S.A       $2,055,773   $   99,606   $     2,664,105   $        62,914   $    2,282,643   $        36,038
Germany        602,700           --            51,988                --           71,198                --
England        556,581           --           211,349                --           59,400                --
Other          817,834   $6,640,059      (* 1,126,120      (* 6,383,150      (*  280,757      (* 4,129,731
            ----------   ----------   ---------------   ---------------   --------------   ---------------
            $4,032,888   $6,739,665   $     4,053,562   $     6,446,064   $    2,693,998   $     4,165,769
            ==========   ==========   ===============   ===============   ==============   ===============

*    Reclassified

d.   Revenues from major customers:

                                 2001   2000   1999
                                 ----   ----   ----
                                          %
                                 ------------------
Electric vehicles:
              Customer A          12%    --     --
              Customer B          10%     6%    45%

Defense and safety products:
              Customer C           7%     7%    13%

Consumer batteries
              Customer D          --     36%    --

NOTE 15:- Subsequent eventS

On January 18, 2002, the Company issued a total of 441,176 shares of its common stock at a purchase price of $1.70 per share, or a total purchase price of $750,000, to investor.

On January 24, 2002, the Company issued a total of 1,600,000 shares of its common stock at a purchase price of $1.55 per share, or a total purchase price of $2,480,000, to a group of investors.

                                 - - - - - - - -

                          SUPPLEMENTARY FINANCIAL DATA

 Quarterly Financial Data (unaudited) for the two years ended December 31, 2001
 ------------------------------------------------------------------------------

                                                                Quarter Ended
                                           ------------------------------------------------------------
                                             March 31        June 30       September 30    December 31
                                           ------------    ------------    ------------    ------------
                 2001
     -------------------------------
Net revenue ............................   $    725,959    $  1,034,218    $  1,214,115    $  1,058,595
Gross loss .............................   $   (235,826)   $ (1,219,621)   $   (818,719)   $   (761,855)
Net loss ...............................   $ (3,424,964)   $ (4,590,840)   $ (4,410,556)   $ (4,860,438)
Net loss per share - basic and diluted..   $      (0.16)   $      (0.19)   $      (0.19)   $      (0.18)
Shares used in per share calculation ...     21,802,499      23,562,099      23,612,097      26,648,319

                 2000
     -------------------------------
Net revenue ............................   $    652,946    $    632,541    $    566,367    $  2,201,708
Gross loss .............................   $ (1,423,902)   $ (1,230,490)   $ (1,211,023)   $   (857,602)
Net loss ...............................   $ (2,473,739)   $ (2,860,494)   $ (2,753,504)   $ (3,893,221)
Net loss per share - basic and diluted..   $      (0.14)   $      (0.15)   $      (0.14)   $      (0.19)
Shares used in per share calculation ...     17,166,343      18,935,208      20,231,991      20,843,030