Form 10-Q
period 2002-03-31
ELECTRIC FUEL CORP
filed 2002-05-14
CIK 916529

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED MARCH 31, 2002.

                        COMMISSION FILE NUMBER: 0-23336

                            ------------------------

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

                                 (212) 529-9200
              (Registrant's telephone number, including area code)

                 (Former address, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    The number of shares outstanding of the issuer's common stock as of May 10, 2001 was 30,941,697.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ELECTRIC FUEL CORPORATION

                                     INDEX

PART I -- FINANCIAL INFORMATION

  Item 1 -- Interim Consolidated Financial Statements
    (Unaudited):

  Consolidated Balance Sheets at March 31, 2002 and December
    31, 2001................................................    3-4

  Consolidated Statements of Operations for the Three Months
    Ended March 31, 2002 and 2001...........................      5

  Consolidated Statements of Changes in Stockholders' Equity
    during the Three-Month Period Ended March 31, 2002......      6

  Consolidated Statements of Cash Flows for the Three Months
    Ended March 31, 2002 and 2001...........................    7-8

  Note to the Interim Consolidated Financial Statements.....      9

  Item 2--Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................     10

  Item 3--Quantitative and Qualitative Disclosures about
    Market Risk.............................................     15

PART II -- OTHER INFORMATION

  Item 6 -- Exhibits and Reports on Form 8-K................     16

SIGNATURES..................................................     17

                           ELECTRIC FUEL CORPORATION

         ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                          CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31, 2002   DECEMBER 31, 2001
                                                              --------------   -----------------
                                                               (UNAUDITED)         (AUDITED)
                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................   $12,853,054        $12,671,754
  Trade receivables.........................................     1,009,623          1,230,259
  Other receivables.........................................       785,330            714,946
  Inventories...............................................     3,542,469          3,472,197
                                                               -----------        -----------
    TOTAL CURRENT ASSETS....................................    18,190,476         18,089,156
NOTES RECEIVABLE FROM STOCKHOLDERS..........................       250,541            501,288
                                                               -----------        -----------
SEVERANCE PAY FUND..........................................     1,066,642          1,078,131
                                                               -----------        -----------
FIXED ASSETS:
  Cost......................................................    11,959,610         11,721,611
  Less--accumulated depreciation............................     5,187,722          4,981,946
                                                               -----------        -----------
                                                                 6,771,888          6,739,665
                                                               -----------        -----------
                                                               $26,279,547        $26,408,240
                                                               ===========        ===========

    The accompanying notes are an integral part of the Financial Statements.

                                                              MARCH 31, 2002    DECEMBER 31, 2001
                                                              ---------------   ------------------
                                                                (UNAUDITED)         (AUDITED)
            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables............................................    $ 1,146,454         $ 1,824,957
  Other payables............................................      1,601,229           1,730,799
                                                                -----------         -----------
    TOTAL CURRENT LIABILITIES...............................      2,747,683           3,555,756

LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT...............      3,563,110           3,444,427
                                                                -----------         -----------
    TOTAL LIABILITIES.......................................      6,310,793           7,000,183
                                                                -----------         -----------

STOCKHOLDERS' EQUITY:
  Common stock--$0.01 par value
  Authorized--100,000,000 shares
  Issued--29,059,469 shares and 31,497,030 shares as of
    December 31, 2001 and March 31, 2002, respectively
  Outstanding--28,504,136 shares and 30,941,697 shares as of
    December 31, 2001 and March 31, 2002, respectively......        314,972             290,596
  Preferred stock--$0.01 par value
    Authorized--1,000,000 shares, no shares outstanding.....             --                  --
      Additional paid-in capital............................    108,286,051         104,254,109
      Deferred stock compensation...........................        (18,000)            (18,000)
      Accumulated deficit...................................    (84,050,670)        (80,736,461)
      Treasury stock, at cost (common stock--555,333
        shares).............................................     (3,537,106)         (3,537,106)
      Notes receivable from stockholders....................     (1,026,493)           (845,081)
                                                                -----------         -----------
      TOTAL STOCKHOLDERS' EQUITY............................     19,968,754          19,408,057
                                                                -----------         -----------
                                                                $26,279,547         $26,408,240
                                                                ===========         ===========

    The accompanying notes are an integral part of the Financial Statements.

                           ELECTRIC FUEL CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2002            2001
                                                              -------------   -------------
Revenues....................................................   $   726,680     $   725,959
Cost of revenues............................................     1,035,961         961,785
                                                               -----------     -----------
Gross loss..................................................      (309,281)       (235,826)
                                                               -----------     -----------
Research and development expenses, net......................       610,946         769,939
Sales and marketing expenses................................     1,169,590       1,797,888
General and administrative expenses.........................     1,288,555         896,180
                                                               -----------     -----------
                                                                 3,069,091       3,464,007
                                                               -----------     -----------
Operating loss..............................................    (3,378,372)     (3,699,833)
Financial income, net.......................................        64,163         274,869
                                                               -----------     -----------
Loss for the period.........................................   $(3,314,209)    $(3,424,964)
                                                               ===========     ===========
Loss per share..............................................   $     (0.11)    $     (0.16)
                                                               ===========     ===========
Weighted average number of shares outstanding...............    30,149,210      21,802,499
                                                               ===========     ===========

    The accompanying notes are an integral part of the Financial Statements.

                           ELECTRIC FUEL CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                          COMMON STOCK         ADDITIONAL      DEFERRED
                                      ---------------------     PAID-IN         STOCK       ACCUMULATED     TREASURY
                                        SHARES      AMOUNT      CAPITAL      COMPENSATION     DEFICIT         STOCK
                                      ----------   --------   ------------   ------------   ------------   -----------
BALANCE AT JANUARY 1, 2002--
  AUDITED...........................  29,059,469   $290,596   $104,254,109     $(18,000)    $(80,736,461)  $(3,537,106)

CHANGES DURING THE THREE-MONTH
  PERIOD ENDED MARCH 31, 2002
  Issuance of shares, net...........   2,437,561     24,376      4,031,942
  Loss..............................                                                          (3,314,209)
                                      ----------   --------   ------------     --------     ------------   -----------

BALANCE AT MARCH 31, 2002--
  UNAUDITED.........................  31,497,030   $314,972   $108,286,051     $(18,000)    $(84,050,670)  $(3,537,106)
                                      ==========   ========   ============     ========     ============   ===========

                                         NOTES
                                       RECEIVABLE
                                          FROM
                                      SHAREHOLDERS      TOTAL
                                      ------------   -----------
BALANCE AT JANUARY 1, 2002--
  AUDITED...........................  $  (845,081)   $19,408,057
CHANGES DURING THE THREE-MONTH
  PERIOD ENDED MARCH 31, 2002
  Issuance of shares, net...........     (181,412)     3,874,906
  Loss..............................                  (3,314,209)
                                      -----------    -----------
BALANCE AT MARCH 31, 2002--
  UNAUDITED.........................  $(1,026,493)   $19,968,754
                                      ===========    ===========

    The accompanying notes are an integral part of the Financial Statements.

                           ELECTRIC FUEL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2002            2001
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss for the period.......................................   $(3,314,209)    $(3,424,964)
                                                               -----------     -----------

  Adjustments required to reconcile loss to net cash used in operating activities:
    Depreciation............................................       245,000         275,000
    Expenses due to options granted to suppliers............       185,450          84,295
    Amortization of deferred stock compensation.............            --           3,955
    Capital gain from sale of property and equipment........        (4,257)             --
    Write-down of notes receivable from stockholders........       255,275              --
    Interest accrued on notes from stockholders.............            --        (152,465)
    Liability for employee rights upon retirement, net......       130,173         142,084
    Changes in operating asset and liability items:
    Decrease in accounts receivable.........................       150,252       2,054,246
    Increase in inventories.................................       (70,272)     (2,500,202)
    Increase (Decrease) in accounts payable and accruals....      (768,738)          1,270
                                                               -----------     -----------
      NET CASH USED IN OPERATING ACTIVITIES.................    (3,191,326)     (3,516,781)
                                                               -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets..................................      (316,559)       (393,604)
  Proceeds from sale of property and equipment..............         4,257        (227,230)
  Loans granted to shareholders.............................        (4,528)             --
                                                               -----------     -----------
      NET CASH USED IN INVESTING ACTIVITIES.................      (316,830)       (620,834)
                                                               -----------     -----------

FORWARD.....................................................   $(3,508,156)     (4,137,615)
                                                               -----------     -----------

    The accompanying notes are an integral part of the Financial Statements.

                           ELECTRIC FUEL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2002            2001
                                                              -------------   -------------
FORWARD.....................................................   $(3,508,156)    $(4,137,615)
                                                               -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of share capital, net..............     3,624,698         (40,294)
  Proceeds from exercise of options and warrants............        64,758         325,225
                                                               -----------     -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES...............     3,689,456         284,931
                                                               -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............       181,300      (3,852,684)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD....................................................    12,671,754      11,596,225
                                                               -----------     -----------
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD.......   $12,853,054     $ 7,743,541
                                                               ===========     ===========
SUPPLEMENTARY INFORMATION ON ACTIVITIES NOT INVOLVING CASH
  FLOW:
  Issuance of share capital (including additional paid-in
    capital) upon notes receivable..........................   $   144,875     $        --
                                                               ===========     ===========
  Exercise of options and warrants against notes
    receivable..............................................   $    79,845              --
                                                               ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION--CASH
  (PAID) RECEIVED DURING THE PERIOD FOR:
  Interest..................................................   $    73,492     $   103,554
                                                               ===========     ===========
  Advances to income tax authorities........................   $    (3,300)    $    (3,659)
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

    For the purpose of these interim consolidated financial statements, certain information and disclosures normally included in financial statements have been condensed or omitted. These unaudited statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2001.

                           ELECTRIC FUEL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE INHERENT RISKS AND UNCERTAINTIES. WHEN USED IN THIS DISCUSSION, THE WORDS "BELIEVES," "ANTICIPATED," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH ELSEWHERE IN THIS REPORT. PLEASE SEE "IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS," FILED AS PART OF "ITEM 7:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 AND INCORPORATED HEREIN BY REFERENCE.

    ELECTRIC FUEL-REGISTERED TRADEMARK- IS A REGISTERED TRADEMARK OF ELECTRIC FUEL CORPORATION. INSTANT POWER-TM-, POWERCARTRIDGE-TM- AND SMARTCORD-TM- ARE TRADEMARKS OF ELECTRIC FUEL CORPORATION. ALL COMPANY AND PRODUCT NAMES MENTIONED MAY BE TRADEMARKS OR REGISTERED TRADEMARKS OF THEIR RESPECTIVE HOLDERS.

    The following discussion and analysis should be read in conjunction with the interim financial statements and notes thereto appearing elsewhere in this Quarterly Report. We have rounded amounts reported here to the nearest thousand, unless such amounts are more than 1.0 million, in which event we have rounded such amounts to the nearest hundred thousand.

CRITICAL ACCOUNTING POLICIES

    The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to arrangements with extended payment terms, product returns, bad debts, income tax provisions and legal contingencies. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results may differ from these estimates.

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

                           ELECTRIC FUEL CORPORATION

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

    Our line of existing products now includes batteries for Nokia 5100/6100/7100 phones, various models of SONY, Nikon Coolpix, Olympus and Kodak digital cameras, and various models of Sony Handycam and JVC camcorders; and chargers with SmartCords for various series and models of Nokia, Motorola, Ericsson, Panasonic, Siemens, Samsung, Audiovox, Nextel, Mitsubishi, Sagem and Philips cellphones, models of PocketPC, Palm, Handspring, Sony, HP, Casio and Compaq PDAs and Novatel wireless modems.

    During the first quarter of 2002, we continued to increase our marketing development with respect to our Instant Power line, receiving orders from Tesco PLC, British Airways, and a top-tier wireless carrier in the United States. As of the end of the quarter, our products were being carried by retailers in the U.S., the U.K., Australia, Canada, Germany, Italy, Spain and Israel.

    While we have successfully marketed our products to retailers, certain of our customers have indicated to us in response to a dramatic slowdown in sales of cellular phone accessories (particularly aggravated since September 11th), as well as in retail in general, that we would benefit from educating consumers and retail sales personnel as to the advantages of disposable chargers and batteries for cellphones, PDAs, digital cameras and camcorders. We have begun addressing this need, both on our own and in cooperative programs with certain of our retailers, through a merchandizing campaign, as well as through in-store merchandizing and training programs.

    Furthermore, and in light of the difficult retail market, we have begun to place more emphasis on seeking additional markets for our patented zinc-air fuel cell technology. In this connection, we have begun to explore various additional opportunities for the exploitation of our technology in industrial, OEM and defense-related applications for our technology, and we believe that these efforts will yield additional revenues.

    Our Zinc-Air cells are produced using a custom-designed, high-capacity automatic line designed, engineered and custom-built for our needs.

    As of March 31, 2002, we had 33 unexpired U.S. patents and 15 corresponding European patents issued covering general aspects and various applications of our zinc-air technology. We also have more

                           ELECTRIC FUEL CORPORATION

than 50 new applications filed, focusing specifically on Instant Power batteries and chargers for consumer electronic devices and cellphones.

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

    In August 2001, we announced that we had successfully completed the performance testing of our zinc-air electric bus. In the final performance test, the bus was driven a record-breaking total of 110 miles, more than 100 of them under the rigorous stop-and-go driving conditions of the Society of Automotive Engineers' Central Business District (CBD) cycle, and with a load simulating 150% of the passenger payload for which the bus was designed. The bus was designed to be driven for 95 miles on the CBD cycle with a 50% passenger load. The most recent testing took place at Rome, New York, on a taxiway of the former Griffiss Air Force Base, and included evaluation of constant-speed driving and acceleration tests. We conducted the first public on-road demonstration drives of our zinc-air electric bus on the streets of Las Vegas, Nevada on November 27, 2001 to conclude the first milestone of our Phase 2 agreement with the FTA to demonstrate and evaluate the all-electric zinc-air transit bus. Additionally, during the first quarter of 2002, we demonstrated our zinc-air electric bus in a public demonstration in Washington, D.C., on Capitol Hill, with the participation of certain members of the United States Senate.

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

    We incurred significant operating losses for the years ended December 31, 1999, 2000 and 2001 and the first three months of 2002. While we expect to continue to derive revenues from the sale of

                           ELECTRIC FUEL CORPORATION

chargers and batteries for portable electronic devices, components of the Electric Fuel Electric Vehicle System, including refueling and Electric Fuel services and defense and security products that we manufacture, as well as from licensing rights to our technology to third parties, there can be no assurance that we will ever derive such revenues or achieve profitability.

FUNCTIONAL CURRENCY

    We consider the United States dollar to be the currency of the primary economic environment in which we and our Israeli subsidiary, Electric Fuel (E.F.L) Ltd. ("EFL") operate. Further, we believe that the operations of EFL's subsidiaries are an integral part of the Israeli operations. EFL has therefore adopted and is using the United States dollar as its functional currency. Transactions and balances originally denominated in U.S. dollars are presented at the original amounts. Gains and losses arising from non-dollar transactions and balances are included in net income.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

    REVENUES. Revenues for the first quarter of 2002 totaled $727,000, compared to $726,000 in the comparable period in 2001, an increase of $1,000.

    During the first quarter of 2002, we recognized revenues from the sale of consumer batteries, lifejacket lights and portable high-power zinc-air fuel cell packs for military use. We also recognized revenues from subcontracting fees received in connection with the United States Department of Transportation (DOT) program which began in 1998 and, after we completed Phase I in July of 2000, was extended in the fourth quarter of 2000. We participate in this program as a member of a consortium seeking to demonstrate the ability of the Electric Fuel battery system to power a full-size, all-electric transit bus. The total program cost of Phase II is approximately $2.7 million, 50% of which will be covered by the DOT subcontracting fees. Subcontracting fees cover less than all of the expenses and expenditures associated with our participation in the program.

    During the first quarter of 2002, revenues were $156,000 for the Instant Power division (compared to $221,000 in the comparable period in 2001, a decrease of $65,000, or 29%), $205,000 for the Electric Vehicle division (compared to $197,000 in the comparable period in 2001, an increase of $8,000, or 4%) and $365,000 for the Defense and Security Products division (compared to $306,000 in the comparable period in 2001, an increase of $59,000, or 19%).

    COST OF REVENUES AND GROSS LOSS. Cost of revenues totaled $1.0 million during the first quarter of 2002, compared to $962,000 in the comparable period in 2001, an increase of $74,000, or 8%. Gross loss was $309,000 during the first quarter of 2002 (compared to $236,000 in the comparable period in 2001, an increase of $73,000, or 31%).

    Direct expenses for our three divisions during the first quarter of 2002 were $2.2 million in the Instant Power division (compared to $2.9 million during the first quarter of 2001, a decrease of $690,000, or 24%), $194,000 in the Electric Vehicle division (compared to $210,000 during the first quarter of 2001, a decrease of $16,000, or 8%), and $295,000 in the Defense and Security Products division (compared to $247,000 during the first quarter of 2001, an increase of $48,000, or 19%).

    RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses less royalty-bearing grants for the first quarter of 2002 were $611,000, compared to $770,000 during the first quarter of 2001, a decrease of $159,000, or 21%. This decrease was a result of cost-cutting measures implemented by management.

                           ELECTRIC FUEL CORPORATION

    Our 2002 grant applications have not yet been approved by the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade. As a result, no royalty-bearing grants were recognized in the first quarter of 2002 (compared to $186,000 in the first quarter of 2001).

    SALES AND MARKETING EXPENSES. Sales and marketing expenses for the first quarter of 2002 were $1.2 million, compared to $1.8 million in the first quarter of 2001, a decrease of $628,000, or 35%, primarily attributable to cost-cutting measures implemented by management.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the first quarter of 2002 were $1.3 million, compared to $896,000 in the first quarter of 2001, an increase of $393,000, or 44%. This increase was primarily attributable to a non-cash write-down of notes receivable from certain stockholders reflecting a diminution in the market value of securities collateralizing such notes, and certain non-cash expenses attributable to options granted to suppliers.

    FINANCIAL INCOME, NET. Financial income, net of interest expenses and exchange differentials, totaled approximately $64,000 in the first quarter of 2002, compared to $275,000 financial income in the same quarter in 2001, a decrease of $211,000, due primarily to lower interest income resulting from changes in notes receivable from certain stockholders.

    INCOME TAXES. We and our Israeli subsidiary EFL incurred net operating losses or had earnings arising from tax-exempt income during the quarters ended March 31, 2002 and 2001 and, accordingly, we were not required to make any provision for income taxes. Taxes in these entities incurred in 2002 and 2001 are primarily composed of United States federal alternative minimum taxes.

    NET LOSS. Due to the factors cited above, we reported a net loss of $3.3 million in the first quarter of 2002, compared to a net loss of $3.4 million in the first quarter of 2001, a decrease of $111,000, or 3%.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2002, we had cash and cash equivalents of approximately $12.8 million, compared to $7.7 million as of March 31, 2001.

    We used available funds in the first three months of 2002 primarily for sales and marketing, continued research and development expenditures, and other working capital needs. We increased our investment in fixed assets by $277,000 during the quarter ended March 31, 2002, primarily in the Instant Power Division. Our fixed assets amounted to $6.8 million at quarter end.

    Our Israeli subsidiary EFL presently has a line of credit with the First International Bank of Israel Ltd. (FIBI) of up to $750,000, secured by such security as we and the bank shall agree upon from time to time. This credit facility imposes financial and other covenants on EFC and EFL. As of March 31, 2002, there were no letters of credit or bank guarantees issued by the bank.

    We believe that our present cash position and cash flows from operations will be sufficient to satisfy our estimated cash requirements through the next year. We may seek additional funding, including through the issuance of equity or debt securities. However, there can be no assurance that we will obtain any such additional funding. If additional funding is not secured, we intend to further modify, reduce, defer or eliminate certain of our anticipated future commitments and/or programs, in order to continue future operations.

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

                           ELECTRIC FUEL CORPORATION

                                    PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (b) The following reports on Form 8-K were filed during the first quarter of 2002:

DATE FILED                                             ITEM REPORTED
----------                       ---------------------------------------------------------
January 15, 2002...............  Sale of shares of our common stock to Grenville Finance
                                 Ltd.

January 23, 2002...............  Sale of shares of our common stock to Special Situations
                                 Private Equity Fund, L.P., Special Situations Fund III,
                                 L.P., Special Situations Technology Fund, L.P. and
                                 Special Situations Cayman Fund, L.P.

February 15, 2002..............  Issuance of shares of our common stock to one of our
                                 European distributors.

                           ELECTRIC FUEL CORPORATION

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ELECTRIC FUEL CORPORATION

                                                       By:  /s/ ROBERT S. EHRLICH
                                                            -----------------------------------------
                                                            Name: Robert S. Ehrlich
                                                            Title: Chairman and Chief Financial
                                                            Officer

Dated: May 13, 2002