Form 10-Q
period 2002-06-30
ELECTRIC FUEL CORP
filed 2002-08-01
CIK 916529

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

Commission file number:   0-23336

ELECTRIC FUEL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware

95-4302784

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

632 Broadway, Suite 301, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

(212) 529-9200
(Registrant’s telephone number, including area code)

(Former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                      Yes     ☒        No     ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s common stock as of July 31, 2001 was 31,041,697.

ELECTRIC FUEL CORPORATION

ELECTRIC FUEL CORPORATION

ITEM 1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,452,924	$12,671,754
Trade receivables	981,131	1,230,259
Other receivables	957,212	714,946
Inventories	3,374,934	3,472,197

Total current assets	15,766,201	18,089,156
NOTES RECEIVABLE FROM STOCKHOLDERS	0	501,288
SEVERANCE PAY FUND	1,084,977	1,078,131

FIXED ASSETS:
Cost	12,026,764	11,721,611
Less — accumulated depreciation	5,451,723	4,981,946
	6,575,041	6,739,665
	$23,426,219	$26,408,240

The accompanying notes are an integral part of the Financial Statements.

	June 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$1,005,931	$1,824,957
Other payables	1,344,299	1,730,799

Total current liabilities	2,350,230	3,555,756

LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT	3,685,099	3,444,427

Total liabilities	6,035,329	7,000,183

STOCKHOLDERS’ EQUITY:
Common stock — $0.01 par value
Authorized — 100,000,000 shares
Issued — 29,059,469 shares and 31,597,030 shares as of December 31, 2001 and June 30, 2002, respectively
Outstanding — 28,504,136 shares and 31,041,697 shares as of December 31, 2001 and June 30, 2002, respectively	315,972	290,596
Preferred stock — $0.01 par value
Authorized — 1,000,000 shares, no shares outstanding	—	—
Additional paid-in capital	108,297,346	104,254,109
Deferred stock compensation	(18,000)	(18,000)
Accumulated deficit	(86,710,494)	(80,736,461)
Treasury stock, at cost (common stock — 555,333 shares)	(3,537,106)	(3,537,106)
Notes receivable from stockholders	(956,828)	(845,081)

Total stockholders’ equity	17,390,890	19,408,057

	$23,426,219	$26,408,240

The accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six months ended June 30,		Three months ended June 30,
	2002	2001	2002	2001
Revenues	$1,550,615	$1,760,177	$823,935	$1,034,218

Cost of revenues	2,184,581	3,215,624	1,148,617	2,253,839

Gross loss	(633,966)	(1,455,447)	(324,682)	(1,219,621)

Research and development expenses, net	1,109,074	1,659,658	498,128	889,718
Sales and marketing expenses	2,099,609	3,222,672	930,018	1,424,784
General and administrative expenses	2,248,104	2,013,944	959,552	1,117,764
	5,456,787	6,896,274	2,387,698	3,432,266

Operating loss	(6,090,753)	(8,351,721)	(2,712,380)	(4,651,887)
Financial income, net	116,720	335,916	52,556	61,047

Loss for the period	$(5,974,033)	$(8,015,805)	$(2,659,824)	$(4,590,840)

Loss per share	$(0.20)	$(0.36)	$(0.09)	$(0.19)

Weighted average number of shares outstanding	30,570,107	22,381,029	30,963,919	23,562,099

The accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional paid-in capital	Deferred Stock Compensation	Accumlated deficit	Treasury stock	Notes receivable from shareholders	Total

	Common Stock
	Shares	Amount
BALANCE AT JANUARY 1, 2002 — AUDITED	29,059,469	$290,596	$104,254,109	$(18,000)	$(80,736,461)	$(3,537,106)	$(845,081)	$19,408,057
CHANGES DURING THE SIX-MONTH PERIOD ENDED JUNE 30, 2002
Issuance of shares, net	2,537,561	25,376	4,043,237				(111,747)	3,956,866
Loss					(5,974,033)			(5,974,033)
BALANCE AT JUNE 30, 2002 — UNAUDITED	31,597,030	$315,972	$108,297,346	$(18,000)	$(86,710,494)	$(3,537,106)	$(956,828)	$17,390,890

The accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Loss for the period	$(5,974,033)	$(8,015,805)

Adjustments required to reconcile loss to net cash used in operating activities:
Depreciation and amortization	509,000	512,000
Expenses due to options and shares granted to suppliers	185,450	49,295
Expenses due to options granted to employees	—	119,823
Amortization of deferred stock compensation	—	7,451
Capital gain from sale of property and equipment	(4,257)	—
Write-off of notes receivable from shareholders	505,816	—
Interest accrued on notes from stockholders	—	(130,774)
Liability for employee rights upon retirement, net	233,826	153,955
Changes in operating asset and liability items:
Decrease in accounts receivable	6,862	966,191
Decrease (Increase) in inventories	97,263	(1,489,344)
Decrease in accounts payable and accruals	(1,166,190)	(1,403,663)

Net cash used in operating activities	(5,606,263)	(9,230,871)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(383,712)	(1,141,227)
Proceeds from sale of property and equipment	4,257	—
Loans granted to shareholders	(4,528)	—

Net cash used in investing activities	(383,983)	(1,141,227)

FORWARD	$(5,990,246)	$(10,372,098)

The accompanying notes are an integral part of the Financial Statements.

ELECTRIC FUEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2002	2001
FORWARD	$(5,990,246)	$(10,372,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of share capital, net	3,624,698	11,363,321
Proceeds from exercise of options and warrants	146,718	325,225

Net cash provided by financing activities	3,771,416	11,688,546

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(2,218,830)	$1,316,448
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,671,754	11,596,225

BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,452,924	$12,912,673

SUPPLEMENTARY INFORMATION ON ACTIVITIES NOT INVOLVING CASH FLOW:

Issuance of share capital (including additional paid-in capital) upon notes receivable	$85,055	—

Purchase of treasury stock upon notes receivable	—	$3,499,375

Exercise of options and warrants upon notes receivable	$70,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION — CASH (PAID) RECEIVED DURING THE PERIOD FOR:
Interest	$130,522	$225,522

Advances to income tax authorities	$(6,600)	$(7,229)

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

ELECTRIC FUEL CORPORATION

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve inherent risks and uncertainties. When used in this discussion, the words “believes,” “anticipated,” “expects” and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those set forth elsewhere in this report. Please see “Important Factors Regarding Forward-Looking Statements,” filed as part of “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

Electric Fuel® is a registered trademark of Electric Fuel Corporation. Instant Power™, PowerCartridge™ and SmarCord™ are trademarks of Electric Fuel Corporation. All company and product names mentioned may be trademarks or registered trademarks of their respective holders.

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

Revenue Recognition and Bad Debt

We recognize revenues from long-term research and development agreements subcontracted for the U.S. government when services are rendered. We recognize revenues in respect of products when, among other things, we have delivered the goods being purchased and we believe collectibility to be reasonably assured. Our provision for returns is based on our past experience. We perform ongoing credit evaluations of our customers’ financial condition and we require collateral as deemed necessary. An allowance for doubtful accounts is determined with respect to those accounts that we have determined to be doubtful of collection. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required, and this might cause a revision of recognized revenues.

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

Subsequent Developments

In July 2002, we received a contract to provide prototype zinc air batteries for battlefield drones. As a result, we plan to develop and produce advanced zinc-air batteries for other unmanned air vehicles (UAVs) and micro air vehicles (MAVs). The new batteries will provide the military’s man-portable battlefield drones with longer range and flying time than existing battery alternatives. Our solutions for UAVs and MAVs are high-power, lightweight versions of our most advanced zinc-air cells, which have specific energy of 400 Wh/kg.

In July 2002, our all-electric bus powered by our zinc air fuel cell technology demonstrated a record 127-mile range under rigorous urban conditions (as a measure of comparison, the average normal full-day cycle for New York City buses is less than 90 miles). The test drive was conducted on the former Griffith Air Force base near Rome, New York, with the bus traveling under typical city bus driving conditions, including stop and go, acceleration and constant speed. In the test, a pack of ultra capacitors was added to the bus, greatly increasing the system’s efficiency. Conducted under the same conditions of an earlier test, improvements in the main zinc-air fuel cell combined with the addition of ultra capacitors increased the bus’s range from 101 to 127 miles, a 25% increase. This drive was the last test drive planned under phase II of the Zinc-Air All Electric Transit Bus program with the Federal Transit Administration. The submission of the final test results will conclude the obligations to the FTA for this program.

In July 2002, we launched a new line of Instant Power Mini-Chargers for cellphones, aimed at competing with lower performance alkaline based emergency chargers. The new Mini-Charger will be launched during the third quarter, initially in the United Kingdom and later on in United States markets. The Instant Power Mini-Charger comes fully charged and ready-to-use. It plugs right into the cellphone and charges it, providing up to four hours of talk time, even where no electricity is available. With its high capacity and featuring a new and sleek design, we believe that the $9.95 (MSRP) Mini-Charger will outperform any other disposable charger currently on the market.

In July 2002, we signed a binding agreement to acquire a majority interest in M.D.T. Protective Industries Ltd. (“MDT”), a privately-held Israeli company that specializes in using sophisticated lightweight materials and advanced engineering processes to armor vehicles. MDT is experiencing rapid growth, has positive cash flows and is profitable. MDT’s technology has been developed for and proven in intensive battlefield situations and under actual terrorist attack conditions. MDT believes that its armored cars provide unmatched safety and protection and that demand for its products will see significant growth worldwide.

General

During this past quarter, we focused on increasing our activities in the defense and security sectors, following the merger of our Instant Power division and our Defense and Security Products division into a single Battery Division, and the expansion of our battery development and procurement contracts with the US Army’s Communications Electronics Command (CECOM) and other defense-related agencies, while searching for new opportunities to market our core Zinc-Air technology for commercial applications and to OEMs. With an expanded focus on defense and homeland security technology and business opportunities, we launched new Zinc-Air battery products designed to meet the requirements of this market. We also continued our efforts to market our disposable Instant Power Zinc-Air batteries and chargers for cellular phones, PDAs, digital cameras and camcorders. These products use the proprietary high-rate primary zinc-air technology that we developed for use in portable electronic devices. We also concentrated intensive efforts on various cost-cutting strategies, including downsizing staff in areas showing lower productivity and encouraging increased participation in our options-for-salary plan, whereby many of our employees, and almost all of our senior employees, agree to permanently waive a portion of their salaries (generally between 15% and 25%) in exchange for options to purchase shares of our common stock at a ratio of options to purchase 2.5 shares of our stock for each dollar in salary waived.

Our line of existing products for the military and defense sectors includes 12/24V, 30/60Ah Advanced Zinc-Air Power Packs (AZAPPs) utilizing our most advanced cells (which have specific energy of 400 Wh/kg), a line of super-lightweight AZAPPs that feature the same 400 Wh/kg cell technology in new 16Ah cells, and our new, high-power 12V Zinc-Air Power Packs (ZAPPs), which offer extended-use 12V portable power and current ratings up to 3.5A, using our commercial Zinc-Air cell technology.

Our line of existing consumer products now includes batteries for Nokia 5100/6100/7100 phones, various models of SONY, Nikon Coolpix, Olympus and Kodak digital cameras, and various models of Sony Handycam and JVC camcorders; and chargers with SmartCords for various series and models of Nokia, Motorola, Ericsson, Panasonic, Siemens, Samsung, Audiovox, Nextel, Mitsubishi, Sagem and Philips cellphones, models of PocketPC, Palm, Handspring, Sony, HP, Casio and Compaq PDAs and Novatel wireless modems.

During the second quarter of 2002, we continued to increase our marketing development with respect to our Instant Power line, receiving orders from Tesco PLC, Sainsbury’s Supermarkets (Britain’s second-largest supermarket chain).

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

As of June 30, 2002, we had 33 unexpired U.S. patents and 15 corresponding European patents issued covering general aspects and various applications of our zinc-air technology. We also have more than 50 new applications filed, focusing specifically on Instant Power batteries and chargers for consumer electronic devices and cellphones.

Our Electric Vehicle Division is continuing its American all-electric transit bus development project, subcontracted by the Federal Transit Administration (FTA). We successfully completed phase I of the FTA program in June 2000, and are now completing Phase II of the program, which focuses on conducting evaluation of the system and vehicle performance, including track testing and limited on-road demonstrations, enhancing the all-electric propulsion system developed in Phase I, including incorporating ultracapacitors and associated interface controls, and testing and evaluating the zinc-air fuel cell system.

Our Battery Division is continuing with the production of zinc-air fuel cell packs for the U.S. Army’s CECOM. The 12/24 volt, 800 watt-hour battery pack for battlefield power, which is based on our zinc-air fuel cell technology, is approximately the size and weight of a notebook computer. The battery is based on a new generation of lightweight, 30 ampere-hours cells developed by us for both military and future commercial products with high energy requirements. Additionally, the Battery Division is continuing with the introduction of the new emergency lights for the marine life jackets market.

We have experienced significant fluctuations in the sources and amounts of our revenues and expenses, and we believe that the following comparisons of results of operations for the periods presented do not necessarily provide a meaningful indication of our development. During these periods, we have received periodic lump–sum payments relating to licensing and other revenues from our strategic partners, which have been based on the achievement of certain milestones, rather than ratably over time. Our expenses have been based upon meeting the contractual requirements under our agreements with various strategic partners and, therefore, have also varied according to the timing of activities, such as the need to provide prototype products and to establish and engineer refueling and regeneration facilities. Our research and development expenses have been offset, to a limited extent, by the periodic receipt of research grants from Israel’s Office of the Chief Scientist. We expect that, because of these and other factors, including general economic conditions and delays due to legislation and regulatory and other processes and the development of competing technologies, future results of operations may not necessarily be meaningfully compared with those of current and prior periods. Thus, we believe that period–to–period comparisons of its past results of operations should not necessarily be relied upon as indications of future performance.

We incurred significant operating losses for the years ended December 31, 1999, 2000 and 2001 and the first six months of 2002. While we expect to continue to derive revenues from the sale of chargers and batteries for portable electronic devices, components of the Electric Fuel Electric Vehicle System, including refueling and Electric Fuel services and defense and security products that we manufacture, as well as from licensing rights to our technology to third parties, there can be no assurance that we will ever derive such revenues or achieve profitability.

Functional Currency

We consider the United States dollar to be the currency of the primary economic environment in which we and our Israeli subsidiary, Electric Fuel (E.F.L) Ltd. (“EFL”) operate. Further, we believe that the operations of EFL’s subsidiaries are an integral part of the Israeli operations. EFL has therefore adopted and is using the United States dollar as its functional currency. Transactions and balances originally denominated in U.S. dollars are presented at the original amounts. Gains and losses arising from non-dollar transactions and balances are included in net income.

Results of Operations

Three months ended June 30, 2002, compared to the three months ended June 30, 2002.

Revenues.  Revenues for the second quarter of 2002 totaled $824,000, compared to $1,034,000 in the comparable period in 2001, a decrease of $210,000, or 20.3%. This decrease was primarily the result of lower consumer products sales in the Battery Division only partly offset by higher sales of batteries to the defense and security products sectors.

During the second quarter of 2002, we recognized revenues from the sale of sale of consumer batteries and chargers and from the sale of lifejacket lights , as well as under contracts with the U.S. Army’s CECOM for deliveries of batteries and for design and procurement of production tooling and equipment. We also recognized revenues from subcontracting fees received in connection with the United States Department of Transportation (DOT) program which began in 1998 and, after we completed Phase I in July of 2001, was extended in the fourth quarter of 2001. We participate in this program as a member of a consortium seeking to demonstrate the ability of the Electric Fuel battery system to power a full-size, all-electric transit bus. The total program cost of Phase II is approximately $2.7 million, 50% of which will be covered by the DOT subcontracting fees. Subcontracting fees cover less than all of the expenses and expenditures associated with our participation in the program. In 2001, we derived revenues principally from the sale of lifejacket lights and consumer batteries. Additionally, we also recognized revenues from activities related to the DOT program.

During the second quarter of 2002, revenues were $727,000 for the Battery Division (compared to $916,000 in the comparable period in 2001, a decrease of $189,000, or 20.6%) and

$97,000 for the Electric Vehicle Division (compared to $119,000 in the comparable period in 2001, a decrease of $22,000, or 18.5%).

Cost of revenues and gross loss. Cost of revenues totaled $1.1 million during the second quarter of 2002, compared to $2.3 million in the comparable period in 2001, a decrease of $1.1 million, or 49.0%. Gross loss was $324,000 during the second quarter of 2002, compared to $1,220,000 in the comparable period in 2001, a decrease of $896,000 , or 73.4%.

Direct expenses for our two divisions during the second quarter of 2002 were $2.2 million in the Battery Division (compared to $4.1 million during the second quarter of 2001, a decrease of $1.9 million, or 46.3%) and $206,000 in the Electric Vehicle Division (compared to $210,000 during the second quarter of 2001, a decrease of $4,000, or 2.0%).

Research and development expenses, net.  Research and development expenses less royalty-bearing grants for the second quarter of 2002 were $498,000, compared to $890,000 during the second quarter of 2001, a decrease of $392,000, or 44.0%. This decrease was a result of cost-cutting measures implemented by management.

Having completed three years of research and development with respect to our Instant Power batteries, the policies of the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade require us to undergo an evaluation of our progress. As a result, our grant application for 2002 has not yet been approved, and hence only $49,000 of royalty-bearing grants relating to a prior application were recognized in the second quarter of 2002 (compared to $304,000 in the second quarter of 2001).

Sales and marketing expenses.  Sales and marketing expenses for the second quarter of 2002 were $930,000, compared to $1,425,000 in the second quarter of 2002, a decrease of $495,000, or 34.7%, primarily attributable to cost-cutting measures implemented by management.

General and administrative expenses.  General and administrative expenses for the second quarter of 2002 were $960,000, compared to $1,118,000 in the second quarter of 2002, a decrease of $158,000, or 14.1%, primarily attributable to cost-cutting measures implemented by management.

Financial income.  Financial income, net of interest expenses and exchange differentials, totaled approximately $53,000 in the second quarter of 2002 compared to $61,000 in the same quarter in 2001, a decrease of $8,000.

Income taxes.  We and our Israeli subsidiary EFL incurred net operating losses or had earnings arising from tax-exempt income during the quarters ended June 30, 2002 and 2001 and, accordingly, we were not required to make any provision for income taxes. Taxes in these entities incurred in 2002 and 2001 are primarily composed of United States federal alternative minimum taxes.

Net loss. Due to the factors cited above, we reported a net loss of $2.7 million in the second quarter of 2002, compared to a net loss of $4.6 million in the second quarter of 2001, a decrease of $1.9 million, or 42.0%.

 Six months ended June 30, 2002, compared to the six months ended June 30, 2001.

Revenues.  Revenues for the first six months of 2002 totaled $1.6 million, compared to $1.8 million in the comparable period in 2001, a decrease of $209,000, or 11.9%. This decrease was primarily the result of lower consumer products sales in the Battery Division only partly offset by higher sales of batteries to the defense and security products sectors.

During the first six months of 2002, we recognized revenues from the sale of consumer batteries and chargers and from the sale of lifejacket lights , as well as under contracts with the U.S. Army’s CECOM for deliveries of batteries and for design and procurement of production tooling and equipment. We also recognized revenues from subcontracting fees received in connection with the United States Department of Transportation (DOT) program which began in 1998 and, after we completed Phase I in July of 2001, was extended in the fourth quarter of 2001. We participate in this program as a member of a consortium seeking to demonstrate the ability of the Electric Fuel battery system to power a full-size, all-electric transit bus. The total program cost of Phase II is approximately $2.7 million, 50% of which will be covered by the DOT subcontracting fees. Subcontracting fees cover less than all of the expenses and expenditures associated with our participation in the program. In 2001, we derived revenues principally from the sale of lifejacket lights and consumer batteries. Additionally, we also recognized revenues from activities related to the DOT program.

During the first six months of 2002, revenues were $1.2 million for the Battery Division (compared to $1.4 million in the comparable period in 2001, a decrease of $196,000, or 14.0%) and $302,000 for the Electric Vehicle division (compared to $316,000 in the comparable period in 2001, a decrease of $14,000, or 4.4%).

Cost of revenues and gross loss.  Cost of revenues totaled $2.2 million during the first six months of 2002, compared to $3.2 million in the comparable period in 2001, a decrease of $1.0 million, or 32.0%. Gross loss was $634,000 during the first six months of 2002, compared to $1,455,000 in the comparable period in 2001, a decrease of $821,000, or 56.4%.

Direct expenses for our two divisions during the first six months of 2002 were $4.6 million in the Battery Division (compared to $7.3 million during the first six months of 2001, a decrease of $2.7 million, or 37.0%) and $400,000 in the Electric Vehicle division (compared to $419,000 during the first six months of 2001, a decrease of $19,000, or 4.5%).

Research and development expenses, net.  Research and development expenses less royalty-bearing grants for the first six months of 2002 were $1.1 million, compared to $1.7 million during the first six months of 2001, a decrease of $551,000, or 33.2%. This decrease was a result of cost-cutting measures implemented by management.

Having completed three years of research and development with respect to our Instant Power batteries, the policies of the Research Committee of the Office of the Chief Scientist of the Ministry of Industry and Trade require us to undergo an evaluation of our progress. As a result, our grant application for 2002 has not yet been approved, and hence only $49,000 of royalty-bearing grants relating to a prior application were recognized in the first six months of 2002 (compared to $490,000 in the first six months of 2001).

Sales and marketing expenses.  Sales and marketing expenses for the first six months of 2002 were $2.1 million, compared to $3.2 million in the first six months of 2001, a decrease of $1.1 million, or 34.9%, primarily attributable to cost-cutting measures implemented by management.

General and administrative expenses.  General and administrative expenses for the first six months of 2002 were $2.2 million compared to $2.0 million in the first six months of 2001, an increase of $234,000, or 11.6%. This increase was primarily attributable to a non-cash write-down of notes receivable from certain stockholders reflecting a diminution in the market value of securities collateralizing such notes, and certain non-cash expenses attributable to options granted to suppliers, which were not entirely offset by cost-cutting measures implemented by management..

Financial income.  Financial income, net of interest expenses and exchange differentials, totaled approximately $117,000 in the first six months of 2002 compared to $336,000 in the same half in 2001, a decrease of $219,000, due primarily to lower interest income resulting from changes in notes receivable from certain stockholders.

Income taxes.  We and our Israeli subsidiary EFL incurred net operating losses or had earnings arising from tax-exempt income during the six months ended June 30, 2002 and 2001 and, accordingly, we were not required to make any provision for income taxes. Taxes in these entities incurred in 2002 and 2001 are primarily composed of United States federal alternative minimum taxes.

Net loss.  Due to the factors cited above, we reported a net loss of $6.0 million in the first six months of 2002, compared to a net loss of $8.0 million in the first six months of 2001, a decrease of $2.0 million, or 25.5%.

Liquidity and Capital Resources

As of June 30, 2002, we had cash and cash equivalents of approximately $10.5 million, compared to $12.9 million as of June 30, 2001.

We used available funds in the second three months of 2002 primarily for sales and marketing, continued research and development expenditures, and other working capital needs. We increased our investment in fixed assets by $67,000 during the quarter ended June 30, 2002, primarily in the Battery Division. Our fixed assets amounted to $6.6 million at quarter end.

Our Israeli subsidiary EFL presently has a line of credit with the First International Bank of Israel Ltd. (FIBI) of up to $750,000, secured by such security as we and the bank shall agree upon from time to time. This credit facility imposes financial and other covenants on EFC and EFL. As of June 30, 2002, there were no letters of credit or bank guarantees issued by the bank.

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

ELECTRIC FUEL CORPORATION

PART II

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our 2002 Annual Meeting of Stockholders on June 12, 2002. At that meeting, the stockholders voted on the following matters with the following results:

1.           Fixing the number of Class II Directors at two:

Votes For	Votes Against	Abstentions	Shares Not Voting
26,242,017	297,835	0	0

2.           Election of Class II Directors:

	Votes For	Votes Against	Abstentions	Shares Not Voting
Jack E. Rosenfeld	26,242,017	297,835	0	0
Lawrence M. Miller	26,242,017	297,835	0	0
(Directors whose terms of office continued after the meeting were Yehuda Harats, Robert S. Ehrlich, Dr. Jay M. Eastman and Leon S. Gross)

3.           Ratification of Appointment of Kost, Forer & Gabbay, a member firm of Ernst & Young International, as Independent Auditors for the fiscal year ending December 31, 2002:

Votes For	Votes Against	Abstentions	Shares Not Voting
26,383,189	104,827	51,836	0

4.           Amending the terms of the Company’s Amended and Restated 1995 Non-Employee Director Stock Option Plan to increase the total number of shares reserved for issuance from 500,000 to 1,000,000:

Votes For	Votes Against	Abstentions	Shares Not Voting
7,919,282	1,746,651	94,076	16,779,843

5.           Amending the terms of the Company’s Amended and Restated 1993 Stock Option and Restricted Stock Purchase Plan to increase the total number of shares reserved for issuance from 4,200,000 to 6,200,000

Votes For	Votes Against	Abstentions	Shares Not Voting
7,980,951	1,678,231	100,826	16,779,844

ELECTRIC FUEL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRIC FUEL CORPORATION

	By:	/s/ Robert S. Ehrlich
Name: Robert S. Ehrlich
Title: Chairman and Chief Financial Officer

Dated: July 31, 2002