Form 10-Q/A
period 2002-06-30
ELECTRIC FUEL CORP
filed 2002-08-14
CIK 916529

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

Commission file number: 0-23336

ELECTRIC FUEL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4302784 (I.R.S. Employer Identification No.)
632 Broadway, Suite 301, New York, New York (Address of principal executive offices)	10012 (Zip Code)

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

        The number of shares outstanding of the issuer's common stock as of July 31, 2001 was 31,041,697.

ELECTRIC FUEL CORPORATION

INDEX

PART II—OTHER INFORMATION
Item 6—Exhibits and Reports on Form 8-K	4
SIGNATURES	5

ELECTRIC FUEL CORPORATION

EXPLANATORY NOTE

        This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 2002 is being filed solely to include as Exhibit 99.1 the certification required by Section 906 of the Sarbanes-Oxley Act of 2002. No revisions have been made to the Registrant's financial statements or any other disclosure contained in such Quarterly Report.

ELECTRIC FUEL CORPORATION

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits—The following documents are filed as exhibits to this report:

Exhibit Number	Description
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ELECTRIC FUEL CORPORATION

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRIC FUEL CORPORATION
By:	/s/ ROBERT S. EHRLICH Name: Robert S. Ehrlich Title: Chairman and Chief Financial Officer

Dated: August 14, 2002

ELECTRIC FUEL CORPORATION

EXHIBIT INDEX

Exhibit Number	Description
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

ELECTRIC FUEL CORPORATION
INDEX
ELECTRIC FUEL CORPORATION
EXPLANATORY NOTE
ELECTRIC FUEL CORPORATION
PART II
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
ELECTRIC FUEL CORPORATION
SIGNATURES
ELECTRIC FUEL CORPORATION
EXHIBIT INDEX