Form 10-Q
period 2002-09-30
ELECTRIC FUEL CORP
filed 2002-11-14
CIK 916529

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.
                                                        --------------------

                        COMMISSION FILE NUMBER:   0-23336
                                                  -------
                            ELECTRIC FUEL CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       DELAWARE                       95-4302784
             ------------------------------       --------------------
            (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)          Identification No.)

           632 BROADWAY, SUITE 301, NEW YORK, NEW YORK        10012
           -------------------------------------------      ---------
          (Address of principal executive offices)          (Zip Code)

                                 (212) 529-9200
           -----------------------------------------------------------
              (Registrant's telephone number, including area code)

                  --------------------------------------------
                 (Former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90 days.        Yes  [X]           No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's common stock as of November 10, 2002 was 34,749,835.
================================================================================

                            ELECTRIC FUEL CORPORATION

                                      INDEX
     PART I - FINANCIAL INFORMATION

     Item 1 - Interim Consolidated Financial Statements (Unaudited):
     --------------------------------------------------------------

     Consolidated Balance Sheets at September 30, 2002 (unaudited)
     and December 31, 2001 . . . . . . . . . . . . . . . . . . . . . .     3-4

     Consolidated Statements of Operations for the Nine Months Ended
     September 30, 2002 and 2001, and the Three Months Ended
     September 30, 2002 and 2001 (unaudited) . . . . . . . . . . . . .       5

     Consolidated Statements of Changes in Stockholders' Equity
     during the Nine-Month Period Ended September 30, 2002 (unaudited).      6

     Consolidated Statements of Cash Flows for the Nine Months Ended
     September 30, 2002 and 2001 (unaudited) . . . . . . . . . . . . .     7-8

     Note to the Interim Consolidated Financial Statements . . . . . .       9

     Item 2 - Management's Discussion and Analysis of Financial
     ----------------------------------------------------------
     Condition and Results of Operations . . . . . . . . . . . . . . .      17
     -----------------------------------

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk    39
     -------------------------------------------------------------------

     Item 4 - Controls and Procedures . . . . . . . . . . . . . . . . .     39
     --------------------------------

PART  II  -  OTHER  INFORMATION

     Item 2 - Changes in Securities and Use of Proceeds . . . . . . . .     40
     --------------------------------------------------

     Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . . .     40
     ----------------------------------------

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    42


CERTIFICATIONS  OF  PRINCIPAL  EXECUTIVE OFFICER AND PRINCIPAL
FINANCIAL OFFICER REGARDING FACTS AND CIRCUMSTANCES RELATING TO
QUARTERLY REPORTS . . . . . . . . . . . . . . . . . . . . . . . . . . .     43

INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . .     45

ITEM  1.     INTERIM  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                     SEPTEMBER 30, 2002    DECEMBER 31, 2001*
ASSETS                                                  (Unaudited)            (Audited)
                                                    --------------------  --------------------

CURRENT ASSETS:
  Cash and cash equivalents . . . .. . . . . . . . .  $         3,034,948  $         12,671,754
  Certificates of deposit due within one year .. . .              604,457                     -
  Trade receivables, net of allowance for bad debt
  in the amount of $61,503 and $58,153 as of
  September 30, 2002 and December 31, 2001,
  respectively. . . . . . . . . . . . . . . . . . .             5,072,466               765,402
Other receivables . . . . . . .  . . . . . .  . . .             1,147,506               448,651
Inventories . . . . . . . . . . . . . . . . . . . .             2,122,631               523,366
Assets of discontinued operations . . . . . . . . .             1,112,097             8,589,161
                                                     --------------------  --------------------
    TOTAL CURRENT ASSETS. . . . . . . . . . . . . .            13,094,105            22,998,334

NOTES RECEIVABLE FROM STOCKHOLDERS. . . . . . . . .                     -               337,365
                                                     --------------------  --------------------
SEVERANCE PAY FUND. . . . . . . . . . . . . . . . .               891,364               782,490
                                                     --------------------  --------------------

FIXED ASSETS:
  Cost. . . . . . . . . . . . . . . . . . . . . . .             6,776,402             6,124,497
  Less - accumulated depreciation . . . . . . . . .             4,230,873             3,834,446
                                                     --------------------  --------------------
                                                                2,545,529             2,290,051
                                                     --------------------  --------------------
INTANGIBLE ASSETS AND GOODWILL. . . . . . . . . . .             7,004,032                     -
                                                     --------------------  --------------------
TOTAL ASSETS                                         $         23,535,030  $         26,408,240
                                                     ====================  ====================

_______________

     * Reclassified (see note 5). The balance sheet at December 31, 2001 has been derived from the audited financial statements as at such date.

The accompanying notes are an integral part of the Financial Statements.

                            ELECTRIC FUEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                    SEPTEMBER 30, 2002     DECEMBER 31, 2001*
                                                                        (Unaudited)            (Audited)
                                                                        ------------         -------------
 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES:
  Trade  payables . . . . . . . . . . . . . . . . . . . . . . . .       $  1,513,287           $   791,576
  Other  payables . . . . . . . . . . . . . . . . . . . . . . . .          3,272,050             1,263,477
  Promissory note resulting from purchase of subsidiary   . . . .            964,069                     -
  Liabilities  of  discontinued operations. . . . . . . . . . . .          2,271,239             2,454,155
                                                                        ------------           -----------
TOTAL  CURRENT  LIABILITIES . . . . . . . . . . . . . . . . . . .          8,020,645             4,509,208

LONG-TERM  LIABILITIES:
  Liability for employee rights upon retirement . . . . . . . . .          2,837,994             2,490,975
Promissory  note  resulting  from  purchase  of  subsidiary . . .            743,598                     -
                                                                        ------------          ------------
TOTAL  LONG-TERM  LIABILITIES . . . . . . . . . . . . . . . . . .          3,581,592             2,490,975
                                                                        ------------          ------------
STOCKHOLDERS'  EQUITY:
 Common  stock  -  $0.01  par  value
  Authorized  -  100,000,000  shares
  Issued  -  29,059,469  shares  and 35,305,168 shares as of
  December 31, 2001 and September  30,  2002,  respectively
  Outstanding  -  28,504,136  shares and 34,749,835 shares
  as of December 31, 2001 and September  30, 2002, respectively .            353,053                 290,596

  Preferred  stock  -  $0.01  par  value
  Authorized  -  1,000,000  shares,  no shares outstanding . . .                   -                       -
  Additional  paid-in  capital . . . . . . . . . . . . . . . . .         112,485,550             104,254,109
  Deferred  stock  compensation. . . . . . . . . . . . . . . . .             (18,000)                (18,000)
  Accumulated  deficit . . . . . . . . . . . . . . . . . . . . .         (96,350,196)            (80,736,461)
  Treasury  stock,  at  cost  (common  stock - 555,333 shares) .          (3,537,106)             (3,537,106)
Notes  receivable  from  stockholders. . . . . . . . . . . . . .            (959,828)               (845,081)
Other comprehensive loss . . . . . . . . . . . . . . . . . . . .             (40,680)                      -
                                                                        -------------          -------------
TOTAL  STOCKHOLDERS'  EQUITY . . . . . . . . . . . . . . . . . .          11,932,793             19,408,057
                                                                        -------------          -------------
                                                                        $  23,535,030          $  26,408,240
                                                                        =============          =============
____________
*     Reclassified  (see  note  5).

    The accompanying notes are an integral part of the Financial Statements.

                            ELECTRIC FUEL CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                ------------------------------------------------


                                                                                    NINE MONTHS                 THREE MONTHS
                                                                                 ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                                            ----------------------------  -------------------------
                                                                               2002(1)         2001*        2002(1)        2001*
                                                                            -------------  -------------  ------------ ------------
Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,258,310   $  1,536,842   $ 3,262,711  $   632,344
Cost of revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,428,844      1,352,454     1,668,941      589,018
                                                                            -------------  -------------  ------------ ------------
Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,829,466        184,388     1,593,770       43,326
                                                                            -------------  -------------  ------------ ------------
Research and development expenses, net . . . . . . . . . . . . . . . . . .       379,785        354,961       161,138      120,677
Sales and marketing expenses . . . . . . . . . . . . . . . . . . . . . . .       712,502         55,799       552,863       12,400
General and administrative expenses (2). . . . . . . . . . . . . . . . . .     3,347,955      2,636,973     1,378,485      744,769

Amortization of intangible assets and
in process research and development.. . . . . . . . . . . . . . . . . . .        251,721              -       251,721            -
                                                                            -------------  -------------  ------------ ------------
                                                                               4,691,963      3,047,733     2,344,207      877,847
                                                                            -------------  -------------  ------------ ------------
Operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,862,497)    (2,863,345)     (750,437)    (834,521)
Financial income, net. . . . . . . . . . . . . . . . . . . . . . . . . . .       140,017        399,198        23,297       63,282
                                                                            -------------  -------------  ------------ ------------
Net loss before taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,722,480)    (2,464,147)     (727,140)    (771,238)
Taxes on income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (105,466)             -      (104,832)           -
                                                                            -------------  -------------  ------------ ------------
Net loss before minority interest in net
income of subsidiary. . . . . . . . . . . . . . . . . . . . . . . . . .  .    (2,827,946)    (2,464,147)     (831,972)    (771,238)
Minority interest in net income of subsidiary. . . . . . . . . . . . . . .       (91,150)             -       (91,150)           -
                                                                            -------------  -------------  ------------ ------------
Net loss from continuing operations. . . . . . . . . . . . . . . . . . . .    (2,919,096)    (2,464,147)     (923,122)    (771,238)
Net loss from discontinued operations. . . . . . . . . . . . . . . . . . .   (12,694,639)    (9,962,215)   (8,716,422)  (3,639,318)
                                                                            -------------  -------------  ------------ ------------
Net loss for the period. . . . . . . . . . . . . . . . . . . . . . . . . .  $(15,613,735)  $(12,426,362)  $(9,639,544) $(4,410,556)
                                                                            =============  =============  ============ ============
Basic and diluted net loss per share for
continuing operations. . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (0.09)  $      (0.11)  $     (0.03) $     (0.03)
                                                                            =============  =============  ============ ============
Basic and diluted net loss per share for discontinued operations . . . . .  $      (0.40)  $      (0.43)  $     (0.26) $     (0.15)
                                                                            =============  =============  ============ ============
Combined basic and diluted net loss per share. . . . . . . . . . . . . . .  $      (0.49)  $      (0.53)  $     (0.29) $     (0.19)
                                                                            =============  =============  ============ ============
Weighted average number of shares outstanding. . . . . . . . . . . . . . .    31,545,914     23,404,277    33,441,137   23,612,097
                                                                            =============  =============  ============ ============

____________
     *    Reclassified (see note 5).
     (1) The report for the nine months and the three months ended September 30, 2002 consolidates the results of Electric Fuel Corporation for the entire period and the results of IES and MDT beginning from July 1, 2002 (see notes 2 and 3).
     (2) Includes $341,816 markdown of notes receivable from shareholders and $185,450 expenses due to options and shares granted to suppliers for the nine months ended September 30, 2002, compared to $0 for the nine months ended September 30, 2001 and $0 for each of the three-month periods ended September 30, 2002 and 2001.

    The accompanying notes are an integral part of the Financial Statements.

                            ELECTRIC FUEL CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            ---------------------------------------------------------





                                                                     ADDITIONAL    DEFERRED
                                               COMMON STOCK           PAID-IN       STOCK       ACCUMULATED     TREASURY
                                          SHARES         AMOUNT       CAPITAL      COMPENSATION   DEFICIT        STOCK
                                      -------------   ------------   ------------  ----------  -------------  --------------
BALANCE AT JANUARY 1, 2002 - AUDITED    29,059,469   $    290,596   $ 104,254,109  $ (18,000)  $(80,736,461)  $  (3,537,106)
CHANGES DURING THE
 NINE-MONTH PERIOD
 ENDED SEPTEMBER 30,
 2002
Issuance of shares, net. . . . . . .     6,245,699         62,457       8,231,441
Loss . . . . . . . . . . . . . . . .                                                            (15,613,735)
                                      -------------  -------------  -------------  ----------  -------------  --------------
BALANCE AT SEPTEMBER
 30, 2002 - UNAUDITED. . . . . . . .    35,305,168   $    353,053   $ 112,485,550  $ (18,000)  $(96,350,196)  $  (3,537,106)
                                      =============  =============  =============  ==========  =============  ==============


                                         NOTES
                                      RECEIVABLE         OTHER
                                          FROM       COMPREHENSIVE
                                      SHAREHOLDERS        LOSS          TOTAL
                                     ------------    --------------   -----------
BALANCE AT JANUARY 1, 2002 - AUDITED  $(845,081)              -       $19,408,057
CHANGES DURING THE
 NINE-MONTH PERIOD
 ENDED SEPTEMBER 30,
 2002
Issuance of shares, net  . . . . . .   (114,747)                        8,179,151
Loss . . . . . . . . . . . . . . . .                    (40,680)      (15,654,415)
                                      -----------     ------------     -----------

BALANCE AT SEPTEMBER
 30, 2002 - UNAUDITED. . . . . . . .  $(959,828)      $ (40,680)      $11,932,793
                                      ============    ============    ============

The accompanying notes are an integral part of the Financial Statements

                            ELECTRIC FUEL CORPORATION


                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                -----------------------------------------------

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       2002           2001
                                                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Loss for the period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ (2,919,056)  $ (2,464,147)
                                                                                   -------------  -------------
Adjustments required to reconcile loss to net cash used in operating activities:
 Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      445,270        389,000
 Amortization of intangible assets and in-process research and development . . . .      251,720              -
 Stock-based compensation due to options and shares granted to suppliers . . . . .      185,450              -
 Stock-based compensation due to options granted to employees. . . . . . . . . . .       13,000              -
 Amortization of deferred stock compensation . . . . . . . . . . . . . . . . . . .            -          9,249
 Minority interest in net income of subsidiary . . . . . . . . . . . . . . . . . .       91,150              -
 Interest accrued on promissory note resulting from purchase of subsidiary . . . .       20,703              -
 Interest accrued on notes from stockholders . . . . . . . . . . . . . . . . . . .            -       (157,965)
 Capital gain from sale of property and equipment. . . . . . . . . . . . . . . . .       (4,257)             -
 Markdown of notes receivable from shareholders. . . . . . . . . . . . . . . . . .      341,894              -
 Liability for employee rights upon retirement, net. . . . . . . . . . . . . . . .      213,745        169,149
Changes in operating asset and liability items:
 Decrease (increase) in accounts receivable. . . . . . . . . . . . . . . . . . . .     (490,508)       351,586
 Increase in inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (409,887)      (284,828)
 Decrease in accounts payable and accruals . . . . . . . . . . . . . . . . . . . .     (849,783)       (36,932)
                                                                                   -------------   ------------
NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . .    (3,110,599)    (2,024,888)
                                                                                   -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in subsidiaries (100%-owned)(1). . . . . . . . . . . . . . . . . . . .   (2,958,083)             -
 Investment in subsidiaries (51% owned)(2) . . . . . . . . . . . . . . . . . . . .   (1,182,723)             -
 Net Cash from discontinued operation. . . . . . . . . . . . . . . . . . . . . . .   (5,359,212)   (10,539,645)
 Purchase of fixed assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (186,680)      (439,459)
 Repayment of suppliers due to purchase of fixed assets. . . . . . . . . . . . . .      (39,335)      (227,230)
 Loans granted to shareholders . . . . . . . . . . . . . . . . . . . . . . . . . .       (4,528)             -
 Proceeds from sale of fixed assets. . . . . . . . . . . . . . . . . . . . . . . .        4,257              -
 Increase in certificates of deposit . . . . . . . . . . . . . . . . . . . . . . .     (595,386)             -
 Decrease in demonstration inventories, net. . . . . . . . . . . . . . . . . . . .       22,330              -
                                                                                   -------------  -------------
  NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . (10,299,360)   (11,001,826)
                                                                                   -------------  -------------
FORWARD                                                                            $(13,409,959)  $(13,026,714)
                                                                                   -------------  -------------

The accompanying notes are an integral part of the Financial Statements

                            ELECTRIC FUEL CORPORATION

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                -----------------------------------------------

                                                        NINE  MONTHS ENDED SEPTEMBER 30
                                                        --------------------------------
                                                               2002           2001
                                                        --------------------------------

FORWARD                                                    $(13,409,959)  $(13,026,714)
                                                           -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of share capital, net . . . . . .      3,624,697     11,297,329
Proceeds from exercise of options and warrants . . . . .        149,997        325,226
Payment on capital lease obligation  . . . . . . . . . .         (1,541)             -

NET CASH PROVIDED BY FINANCING ACTIVITIES  . . . . . . .      3,773,153     11,622,555
                                                           -------------  -------------
DECREASE IN CASH AND CASH EQUIVALENTS . . . .  . . . . .     (9,636,806)    (1,404,159)
BALANCE OF CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD. . . . . . . . . . . .. . . . . . .     12,671,754     11,596,225
                                                           -------------  -------------
BALANCE OF CASH AND CASH EQUIVALENTS AT
 END OF PERIOD. . . . . . . . . . . . . . . . . . . . . .  $  3,034,948   $ 10,192,066
                                                           =============  =============
SUPPLEMENTARY INFORMATION ON ACTIVITIES
NOT INVOLVING CASH FLOW:
Issuance of share capital (including
additional paid-in capital) upon
notes receivable. . . . . . . . . . . . . . .   . . . . . .$     85,055   $    499,605
                                                           =============  =============

Purchase of treasury stock upon notes receivable. . .  . . $          -   $  3,499,375
                                                           =============  =============
Exercise of options and warrants upon notes receivable.. . $     73,000   $          -
                                                           =============  =============
Dividend declared but not yet paid. . . . . . . . . .. . . $    410,328   $          -
                                                           =============  =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION - CASH (PAID) RECEIVED DURING
THE PERIOD FOR:
Interest. . . . . . . . . . . . . . . . . . . . . . . . .  $    174,050   $    319,329
                                                           =============  =============

Advances to income tax authorities. . . . . . . . . . . .  $    (28,351)  $    (10,843)
                                                           =============  =============

____________
     (1)  In July 2002, the Company acquired substantially all of the assets of
          I.E.S. Electronics Industries U.S.A., Inc. ("IES"). The  net  fair value of the assets acquired and the liabilities assumed, at the date of  acquisition,  was  as  follows:

The accompanying notes are an integral part of the Financial Statements

                            ELECTRIC FUEL CORPORATION


                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------------

Working capital (unaudited). . . .. . . . . . . . . .  $ 2,029,066

Fixed assets (unaudited) . . . . . . . . . .. . . . .      396,776
Capital lease obligation (unaudited) . . . . . . .. .      (15,526)
Intangible assets (unaudited). . . . . . . . . .  . .    5,905,660
In-process research and development (unaudited). .. .       33,000
                                                      -------------
                                                         8,348,976
Issuance of shares, net (unaudited). .. . . . . . . .   (3,703,929)
Issuance of promissory note (unaudited).  . . . . . .   (1,686,964)
                                                       ------------
                                                       $ 2,958,083
                                                       ============

(2) In July 2002, the Company acquired 51% of the outstanding ordinary shares of MDT Protective Industries Ltd. ("MDT"). The net fair value of the assets acquired was as follows:


Working capital (unaudited). . . . .. . . . . . . . .  $   443,631
Fixed assets (unaudited) . . . . . .  . . . . . . . .      139,623
Minority rights (unaudited). . . . . . . . .. . . . .     (319,175)
Intangible assets (unaudited). . . . . . . . .. . . .    1,357,721
                                                       ------------
                                                         1,621,800
Issuance of shares, net (unaudited). . .. . . . . . .     (439,077)
                                                       ------------
                                                       $ 1,182,723
                                                       ============
----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the Financial Statements

                            ELECTRIC FUEL CORPORATION

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE  1:     BASIS  OF  PRESENTATION

Company:

Electric Fuel Corporation ("EFC," "Electric Fuel," or the "Company") and its subsidiaries are engaged in the design, development and commercialization of its proprietary zinc-air battery technology for defense and security products, military applications and electric vehicles. The Company is primarily operating through Electric Fuel Ltd. ("EFL") a wholly-owned subsidiary based in Beit Shemesh, Israel, through IES Interactive Training Systems, Inc., a wholly-owned subsidiary based in Littleton, Colorado, and through M.D.T. Protective
Industries, Ltd., a majority-owned subsidiary based in Lod, Israel. The Company's production is primarily located in Auburn, Alabama, and its research and development are primarily located in Israel.

Accounting:

The accompanying condensed interim consolidated financial statements have been prepared by Electric-Fuel Corporation in accordance with generally accepted accounting principles in the United States pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Electric-Fuel Corporation and its subsidiaries collectively. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at September 30, 2002 and the operating results and cash flows for the nine months ended September 30, 2002 and 2001. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2002.

                            ELECTRIC FUEL CORPORATION


NOTE  2:     ACQUISITION  OF  IES

Early in the third quarter of 2002, the Company entered into an asset purchase agreement among I.E.S. Electronics Industries U.S.A., Inc. ("IES"), its direct and certain of its indirect shareholders, itself and its wholly-owned Israeli subsidiary, Electric Fuel Limited, pursuant to the terms of which it acquired substantially all the assets, subject to substantially all the liabilities, of IES, a developer, manufacturer and marketer of advanced hi-tech multimedia and interactive digital solutions for training of military, law enforcement and security personnel. The Company intends to continue to use the assets purchased in the conduct of the business formerly conducted by IES (the "Business"). The parties had agreed during negotiations that inasmuch as it would be difficult or impossible to effect an acquisition in the middle of a financial quarter, and since the one-month difference would not be material, the acquisition would be effective as of the beginning of the quarter in which the agreement was signed; i.e., July 1, 2002. Accordingly, all assets and liabilities were acquired as at the values on such date, and the Company consolidated IES's results with its own commencing at such date.

The assets purchased consisted of the current assets, property and equipment, and other assets (including intangible assets such as goodwill, intellectual property and contractual rights) used by IES in the conduct of the Business. The Company also purchased the exclusive right to use the name "I.E.S." in combination with the words "Interactive" or "Training." The consideration for the assets purchased consisted of (i) cash and promissory notes in an aggregate amount of $4.8 million ($3.0 million in cash and $1.8 million in promissory notes), and (ii) the issuance, with registration rights, of a total of 3,250,000 shares of our common stock, $.01 par value per share, having a value of approximately $3.65 million, which shares are the subject of a voting agreement on the part of IES and certain of its affiliated companies. The amount of consideration was determined based upon arm's-length negotiations between the Company and IES and IES's shareholders.

The Company acquired tangible assets amounting to approximately $2.4 million. Other intangible assets acquired had an estimated fair value of approximately $5.9 million. Based upon the preliminary valuation of tangible and intangible assets acquired, EFC has allocated the total cost of the acquisition of IES's assets as follows:
                                                           SEPTEMBER 30, 2002
                                                              (IN THOUSANDS)
                                                           ------------------
                                                                Unaudited

Intangible  assets,  patents, trademarks, and relationships .    $  1,433
Developed  technology . . . . . . . . . . . . . . . . . . . .       2,343
In-process  research and development. . . . . . . . . . . . .          33
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . .       2,130
                                                           ------------------
                                                                 $  5,939
                                                           ==================

NOTE  3:     ACQUISITION  OF  MDT

Early in the third quarter of 2002, the Company entered into a stock purchase agreement between itself and all of the shareholders of M.D.T. Protective Industries Ltd. ("MDT"), pursuant to the terms of which the Company purchased

                            ELECTRIC FUEL CORPORATION

51% of the issued and outstanding shares of MDT, a privately-held Israeli company that specializes in using sophisticated lightweight materials and advanced engineering processes to armor vehicles. The Company also entered into certain other ancillary agreements with MDT and its shareholders and other affiliated companies. The consideration for the shares purchased consisted of
(i) cash in the aggregate amount of 5,814,000 New Israeli Shekels (approximately $1.24 million), and (ii) the issuance, with registration rights, of an aggregate of 390,638 shares of our common stock, $0.01 par value per share. The parties had agreed during negotiations that inasmuch as it would be difficult or impossible to effect an acquisition in the middle of a financial quarter, and since the one-month difference would not be material, the acquisition would be effective as of the beginning of the quarter in which the agreement was signed; i.e., July 1, 2002. Accordingly, all assets and liabilities were acquired as at the values on such date, and the Company consolidated MDT's results with its own commencing at such date.

The Company acquired tangible assets amounting to approximately $300,000. Other intangible assets acquired had an estimated fair value of approximately $1.4 million. Based upon the preliminary valuation of tangible and intangible assets acquired, EFC has allocated the total cost of the acquisition to MDT assets as follows:

                                                         SEPTEMBER 30, 2002
                                                           (IN THOUSANDS)
                                                         ------------------
                                                              Unaudited

Customer  list  and  workforce. . . . . . . . . . . . .  $        777
Developed  technology . . . . . . . . . . . . . . . . .           280
Goodwill. . . . . . . . . . . . . . . . . . . . . . . .           300
                                                         ------------------
                                                         $      1,357
                                                         ==================

NOTE  4:     PRO  FORMA  FINANCIAL  INFORMATION

Early in the third quarter of 2002, the Company acquired IES and MDT, as more fully described in "Note 2 - Acquisition of IES" and "Note 3 - Acquisition of MDT," above (the "Acquisitions"). The following summary pro forma information includes the effects of the Acquisitions. The pro forma data for the nine months ended September 30, 2002 and 2001 are presented as if the Acquisitions had been completed on January 1, 2002 and 2001, respectively. This pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the Acquisitions taken place at the beginning of the period, nor do they purport to be indicative of the results that will be obtained in the future.
                                       12

                            ELECTRIC FUEL CORPORATION


                           NINE MONTHS ENDED SEPTEMBER 30,
                        -------------------------------------
                              2002               2001
                        ------------------ ------------------
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                        -------------------------------------
                                     (Unaudited)

Total  revenues. . . . .$  11,324                $  8,171
                        =============           =============
Gross  profit. . . . . .    4,894                   2,468
                        =============           =============
Net  loss. . . . . . . .  (15,123)                (13,638)
                        =============           =============
Basic and diluted net
  loss  per  share . . .$   (0.44)               $  (0.50)
                        =============           =============

NOTE  5:     DISCONTINUED  OPERATIONS

In September 2002, the Board of Directors committed to a plan to dispose of the operations of its retail sales of consumer battery products.

The results of operations including revenue, operating expenses, other income and expense of the retail sales of consumer battery products business unit for 2002 and 2001 have been reclassified in the accompanying statements of operations as a discontinued operation. The Company's balance sheets at September 30, 2002 and December 31, 2001 reflect the net liabilities of the Retail Sales of Consumer Battery Products business as net liabilities and net assets of discontinued operation within current liabilities and current assets.

At September 30, 2002, the estimated net losses associated with the disposition of the retail sales of consumer battery products business were approximately $12.6 million for 2002. These losses included approximately $5.7 million in losses from operations for the period from January 1, 2002 through the measurement date of September 30, 2002 and $6.9 million relating to the removal of the net assets of the retail sales of consumer battery products business. Obligations to employees for severance and other benefits resulting from the discontinuation have already been reflected in the financials on an accrual basis.

Summary operating results from the discontinued operation for the nine months ended September 30, 2002 and 2001 are as follows:

                                NINE MONTHS ENDED SEPTEMBER 30,
                               --------------------------------
                                    2002             2001
                               ---------------   --------------
                                     (IN THOUSANDS)
                               --------------------------------
                                       (Unaudited)
    Revenues. . . . . . . . .  $  1,002           $   1,437
    Cost  of  sales  (1). . .    (4,801)             (3,858)
                               -----------       --------------
    Gross  margin . . . . . .    (3,699)             (2,421)
                               -----------       --------------
    Operating  expenses . . .    (4,544)             (7,541)
    Impairment of fixed assets   (4,452)                  -
                               -----------       --------------

    Operating  loss . . . . .  $(12,695)           $ (9,962)
                               ===========       ==============


______________

     (1)  Including write-off of inventory in the amount of $2,450.

                            ELECTRIC FUEL CORPORATION


NOTE  6:     CHANGES  IN  MANAGEMENT

In October 2002, the Company announced that Yehuda Harats, the Company's president and CEO and a member of its Board, had decided to resign from his positions with the Company and its subsidiaries in order to pursue other interests. In connection with the resignation of Mr. Harats, the Company will be required to pay him the amounts due to him by law and under the terms of his employment agreement. The Company is presently negotiating with Mr. Harats concerning the amount and timing of the severance and other payments to him. The Company has accrued the full amount of its maximum potential liability in respect of its statutory and contractual obligations arising out of the cessation of Mr. Harats's employment with it in its financial statements.

NOTE  7:     INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. Inventories are composed of the following:

                        SEPTEMBER 30, 2002   DECEMBER 31, 2001
                        ------------------  ------------------
                                   (IN THOUSANDS)
                       ---------------------------------------
                           (Unaudited)          (Audited)
    Raw  materials . . .    $  1,231           $   454
    Work-in-progress . .         471                29
    Finished  goods. . .         421                40
                            ---------         ---------
                            $  2,123           $   523
                            =========         =========

Inventory is presented net of inventory for retail sales pf consumer battery products, which is presented in Assets of Discontinued Operations. In the third quarter of 2002 the Company wrote off inventory for retail sales of consumer battery products in the amount of $2.45 million due to discontinuation of this segment.

NOTE  8:     NOTES  RECEIVABLE  FROM  SHAREHOLDERS

                            SEPTEMBER 30, 2002    DECEMBER 31, 2001
                           --------------------   ------------------
    Notes  receivable. . .        707,293              707,293
    Markdown of notes(1) .       (707,293)            (206,005)
                           --------------------   ------------------

         Total . . . . . .             --              501,288
                           ====================   ==================


________________
     (1) Total markdown of notes receivable during the nine months ended September 30, 2002 was $501,288. Of this amount, $341,816 is presented in general and administrative and $159,472 is presented in discontinued operations.

The decrease in 2002 is due to a market adjustment of all notes receivable from shareholders reflecting a diminution in the value of collateral held on non-recourse notes.

                            ELECTRIC FUEL CORPORATION


NOTE  9:     IMPACT  OF  RECENTLY-ISSUED  ACCOUNTING  STANDARDS

In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. Application of the non-amortization provisions of SFAS No. 142 may result in an increase in net income.

FASB recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. FASB's new rules on the asset impairment supersede FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that must be met to classify an asset as "held-for-sale." Classification as "held-for-sale" is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company has adopted SFAS No. 144 commencing January 1, 2002.

FASB recently issued SFAS No. 145, "Rescission of FASB Nos. 4, 44, and 64, Amendment of FASB 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS 145 also amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. FASB 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of SFAS 145 is not expected to have a material effect on the Company's financial position or operating results.

FASB recently also issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146
                                       15

                            ELECTRIC FUEL CORPORATION


improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or operating results.

NOTE  10:     SEGMENTS  INFORMATION

a.     General:

The Company operates primarily in two business segments after the discontinuation of its retail sales of consumer battery products business (see
Note 5) and follows the requirements of Statement of Financial Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131").

The Company's reportable segments are strategic business units that offer different products. They are managed separately because each business requires different marketing strategies.

b. The following is information about reported segment gains, losses and assets for the nine months ended September 30, 2002 and 2001:

                                                        DEFENSE
                                      ELECTRIC         AND SAFETY
  NINE MONTHS ENDED SEPTEMBER 30,     VEHICLES          PRODUCTS        TOTAL
                                      --------         ----------       -----
                                            (U.S. DOLLARS, IN THOUSANDS)
                                   --------------------------------------------
   2002:
   Revenues from outside customers   $  379          $ 3,879           $ 4,258

   2001:
   Revenues from outside customers   $  539          $   998           $ 1,537

c.     Revenues  from  major  customers:

2001
                                         ------------   ----------
                                                      %
                                         -------------------------

   Electric  vehicles:
               Customer A                     ---          12%
               Customer B                      9%          22%

   Defense  and  safety  products:
               Customer C                     17%          13%
               Customer D (1)                 30%          -


_______________
     (1) Revenues attributable to Customer D are the result of consolidation of a subsidiary that was purchased during 2002 (see Note 3).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE INHERENT RISKS AND UNCERTAINTIES. WHEN USED IN THIS DISCUSSION, THE WORDS "BELIEVES," "ANTICIPATED," "EXPECTS," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH ELSEWHERE IN THIS REPORT. PLEASE SEE "RISK FACTORS," BELOW, AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

     ELECTRIC FUEL IS A REGISTERED TRADEMARK OF ELECTRIC FUEL CORPORATION. ALL COMPANY AND PRODUCT NAMES MENTIONED MAY BE TRADEMARKS OR REGISTERED TRADEMARKS OF THEIR RESPECTIVE HOLDERS. UNLESS OTHERWISE INDICATED, "WE," "US," "OUR" AND SIMILAR TERMS REFER TO ELECTRIC FUEL AND ITS SUBSIDIARIES.

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

     We believe the following critical accounting policies, among others (including without limitation those set forth under "Note 9: Impact of Recently-Issued Accounting Standards" to our financial statements, above), affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

                            ELECTRIC FUEL CORPORATION

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

RECENT  DEVELOPMENTS

     IES  ACQUISITION

     Early in the third quarter of 2002, we entered into an asset purchase agreement among I.E.S. Electronics Industries U.S.A., Inc. ("IES"), its direct and certain of its indirect shareholders, ourselves and our wholly-owned Israeli subsidiary, Electric Fuel Limited, pursuant to the terms of which we acquired substantially all the assets, subject to substantially all the liabilities, of IES, a developer, manufacturer and marketer of advanced hi-tech multimedia and interactive digital solutions for training of military, law enforcement and security personnel. These systems are sold to corporations, government agencies, and military and law enforcement professionals around the world.

     IES offer products and services that allow organizations to train their personnel in safe, productive, and realistic environments. With its training systems, IES offers more functionality, greater flexibility, realism, options, and customer support. IES's interactive training systems range from the powerful Range 2000 use of force simulator system to the multi-faceted A2Z Classroom Training system. We plan to continue to use the assets purchased in the conduct of the business formerly conducted by IES (the "Business").

     The assets purchased consisted of the current assets, property and equipment, and other assets (including intangible assets such as goodwill, intellectual property and contractual rights) used by IES in the conduct of the Business. We also purchased the exclusive right to use the name "I.E.S." in combination with the words "Interactive" or "Training." The amount of consideration was determined based upon arm's-length negotiations between ourselves and IES and its shareholders.

                            ELECTRIC FUEL CORPORATION

     The consideration for the assets purchased consisted of (i) cash and promissory notes in an aggregate amount of $4,800,000 ($3,000,000 in cash and $1,800,000 in promissory notes), and (ii) the issuance, with registration rights, of a total of 3,250,000 shares of our common stock, $.01 par value per share, which shares are the subject of a voting agreement on the part of IES and certain of its affiliated companies. The source of the funds used was working capital.

     MDT  ACQUISITION

     Early in the third quarter of 2002, we entered into a stock purchase agreement between us and all of the shareholders of M.D.T. Protective Industries Ltd. ("MDT"), pursuant to the terms of which we purchased 51% of the issued and outstanding shares of MDT, a privately-held Israeli company that specializes in using sophisticated lightweight materials and advanced engineering processes to armor vehicles, and we entered into certain other ancillary agreements with MDT and its shareholders and other affiliated companies. The consideration for the shares purchased consisted of (i) cash in the aggregate amount of 5,814,000 New Israeli Shekels (approximately $1,240,000), and (ii) the issuance, with registration rights, of an aggregate of 390,638 shares of our common stock, $0.01 par value per share. The source of the funds used was working capital.

     CHANGES  IN  MANAGEMENT

     In October 2002, we announced that Yehuda Harats, our president and CEO and a member of our Board, had decided to resign from his positions with Electric Fuel and its subsidiaries in order to pursue other interests. The Board of Directors selected Robert S. Ehrlich, Chairman of the Board, to be the new President and CEO. In connection with the resignation of Mr. Harats, we will be required to pay him the amounts due to him by law and under the terms of his employment agreement, which liabilities have already been accrued on our balance sheet under the headings "Liability for employee rights upon retirement" and "Liabilities of discontinued operations." We believe that our maximum potential liability in respect of our statutory and contractual obligations arising out of the cessation of Mr. Harats's employment with us is $1.2 million, and an amount in excess of this sum has already been accrued on our financial statements. We are presently negotiating with Mr. Harats concerning the amount and timing of the severance and other payments to him.

     DISCONTINUATION  OF  RETAIL  SALES  OF  CONSUMER  BATTERY  PRODUCTS

     In September 2002, we committed to a plan to dispose of the operation of our retail sales of our Instant Power consumer battery products because of the high costs associated with consumer marketing and low volume manufacturing. We are using our inventory to continue to fulfill all our existing contractual obligations, online sales, and sales to OEMs and the military. The discontinuation of the consumer retail products resulted in a one-time, pre-tax charge of approximately $6.9 million in the third quarter of 2002, reflecting a write-down of inventory and net fixed assets as well as costs associated with the reduction in our workforce. Almost all these charges were non-cash impacting items.

     PHASE  III  OF  THE  ELECTRIC  VEHICLE  PROGRAM

     In  October  2002,  we received approval and funding from the United States
Federal  Transit  Administration  (FTA)  to  begin  Phase  III  of  our American

                            ELECTRIC FUEL CORPORATION

all-electric transit bus development project, which will focus on an evaluation of the performance of zinc-air battery propulsion systems for transit buses; the installation of new advanced ultra capacitors; and the implementation of an advanced control system for auxiliaries.

GENERAL

     During the quarter ended September 30, 2002, we completed our acquisitions of IES and MDT. Additionally, we focused on increasing our activities in the defense and security sectors, following the expansion of our battery development and procurement contracts with the US Army's Communications Electronics Command (CECOM) and other defense-related agencies, while searching for new opportunities to market our core Zinc-Air technology for commercial applications and to OEMs. With an expanded focus on defense and homeland security technology and business opportunities, we launched new Zinc-Air battery products designed to meet the requirements of this market. We also concentrated intensive efforts on various cost-cutting strategies, including downsizing staff in areas showing lower productivity and mandating participation among salaried employees in our options-for-salary plan, whereby employees permanently waived a portion of their salaries (generally between 15% and 25%) in exchange for options to purchase shares of our common stock at a ratio of options to purchase 2.5 shares of our stock for each dollar in salary waived. These options are issued at a market value exercise price, so that they are not recorded as an expense on our financials.

     In conjunction with these cost-cutting efforts and with the movement of our activities away from consumer sales and in the direction of defense and security products and services, we decided during the third quarter to discontinue retail sales of our consumer battery products, effective in October 2002. As a result of this decision, more than 60 employees were terminated. The discontinuation of the consumer retail products resulted in a one-time, pre-tax charge of approximately $6.9 million in the third quarter of 2002, reflecting a write-down of inventory and net fixed assets as well as costs associated with the reduction in our workforce. Almost all these charges were non-cash impacting items.

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

     As of September 30, 2002, we had 42 unexpired U.S. patents and 15 corresponding European patents issued covering general aspects and various applications of our zinc-air technology; these patents expire between 2007 and 2018.

     Our Electric Vehicle Division is continuing its American all-electric transit bus development project, subcontracted by the Federal Transit Administration (FTA). We successfully completed phase I and phase II of the FTA program in June 2000, and have recently received approval and funding from the FTA to begin Phase III of the program, which will focus on an evaluation of the performance of zinc-air battery propulsion systems for transit buses; the

                            ELECTRIC FUEL CORPORATION

installation of new advanced ultra capacitors; and the implementation of an advanced control system for auxiliaries.

     Our Defense and Security Products Division is continuing with the production of zinc-air fuel cell packs for the U.S. Army's CECOM. The 12/24 volt, 800 watt-hour battery pack for battlefield power, which is based on our zinc-air fuel cell technology, is approximately the size and weight of a notebook computer. The battery is based on a new generation of lightweight, 30 ampere-hours cells developed by us for both military and future commercial products with high energy requirements. Additionally, the Defense and Security Products Division is continuing with the introduction of the new emergency lights for the marine life jackets market.

     We have experienced significant fluctuations in the sources and amounts of our revenues and expenses, and we believe that the following comparisons of results of operations for the periods presented do not necessarily provide a meaningful indication of our development. Our research and development expenses have been offset, to a limited extent, by the periodic receipt of research grants from Israel's Office of the Chief Scientist. We expect that, because of these and other factors, including our acquisitions of IES and MDT, our discontinuation of certain of our operations, and general economic conditions and delays due to legislation and regulatory and other processes and the development of competing technologies, future results of operations may not necessarily be meaningfully compared with those of current and prior periods. Thus, we believe that period-to-period comparisons of its past results of operations should not necessarily be relied upon as indications of future performance.

     We incurred significant operating losses for the years ended December 31, 1999, 2000 and 2001 and the first nine months of 2002. While we expect to continue to derive revenues from sales of defense and safety products that we manufacture (directly and through our subsidiaries) and from components of the Electric Fuel Electric Vehicle System, there can be no assurance that we will ever derive such revenues or achieve profitability.

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

RESULTS  OF  OPERATIONS

PRELIMINARY  NOTE

     Results for the three months and nine months ended September 30, 2002 include the results of IES and MDT for such periods as a result of our acquisitions of these companies early in the third quarter of 2002. The results of IES and MDT were not included in our operating results for the corresponding periods in 2001. Accordingly, the following period-to-period comparisons should not necessarily be relied upon as indications of future performance.

                            ELECTRIC FUEL CORPORATION

     In addition, these results are net of the operations of our retail consumer battery products operations, which were discontinued in the third quarter of 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

     REVENUES. Revenues for the third quarter of 2002 totaled $3.3 million, compared to $632,000 in the comparable period in 2001, an increase of $2.6 million, or 416%. This increase was primarily the result of the inclusion of IES and MDT in our results this quarter.

     During the third quarter of 2002, we recognized revenues from the sale of interactive use-of-force training systems (through our IES subsidiary), from payments under vehicle armoring contracts (through our MDT subsidiary), and from the sale of lifejacket lights, as well as under contracts with the U.S. Army's CECOM for deliveries of batteries and for design and procurement of production tooling and equipment. We also recognized revenues from subcontracting fees received in connection with the United States Department of Transportation (DOT) program, which began in 1998 and, after we completed Phase I in July of 2001, was extended in the fourth quarter of 2001. We participate in this program as a member of a consortium seeking to demonstrate the ability of the Electric Fuel battery system to power a full-size, all-electric transit bus. The total program cost of Phase II is $2.7 million, 50% of which will be covered by the DOT subcontracting fees. Subcontracting fees cover less than all of the expenses and expenditures associated with our participation in the program. In 2001, we derived revenues principally from the sale of lifejacket lights and consumer batteries.

     During the third quarter of 2002, revenues were $3.2 million for the Defense and Security Products Division (compared to $410,000 in the comparable period in 2001, an increase of $2.8 million, or 677%), due primarily to the inclusion of IES and MDT in our results this quarter, and $77,000 for the Electric Vehicle Division (compared to $223,000 in the comparable period in 2001, a decrease of $146,000, or 65%), due primarily to revenues from a German consortium project relating to our electric vehicle that were included in 2001 but that did not exist during 2002, which was only partly offset by the recognition of revenues from the FTA project.

     COST OF REVENUES AND GROSS PROFIT. Cost of revenues totaled $1.7 million during the third quarter of 2002, compared to $589,000 in the comparable period in 2001, an increase of $1.1 million, or 183%. Gross profit was $1.6 million during the third quarter of 2002, compared to $43,000 in the comparable period in 2001, an increase of $1.6 million, or 3,579%. This increase was primarily the result of the inclusion of IES and MDT in our results this quarter.

     Direct expenses for our two divisions during the third quarter of 2002 were $2.1 million for the Defense and Security Products Division (compared to $482,000 in the comparable period in 2001, an increase of $1.7 million, or 342%), primarily due to the inclusion of the results of IES and MDT, and $184,000 in the Electric Vehicle Division (compared to $186,000 during the third quarter of 2001, a decrease of $2,000, or 1%).

     RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses less royalty-bearing grants for the third quarter of 2002 were $161,000, compared to $121,000 during the third quarter of 2001, an increase of $40,000, or 33%. This increase was primarily the result of the inclusion of IES and MDT in our results

                            ELECTRIC FUEL CORPORATION

this quarter. No royalty-bearing grants from Israel's Office of the Chief Scientist were recognized in the third quarter of 2002 (compared to $206,000 in the third quarter of 2001).

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the third quarter of 2002 were $553,000, compared to $12,000 in the third quarter of 2001, an increase of $541,000, or 4,508%, primarily attributable to the increase in marketing consultants for our defense and security products division as well as due to the consolidation of both IES and MDT.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the third quarter of 2002 were $1.4 million, compared to $745,000 in the third quarter of 2001, an increase of $634,000, or 85%, primarily attributable to the inclusion of IES and MDT in our results this quarter.

     AMORTIZATION OF INTANGIBLE ASSETS AND IN PROCESS R&D. Due to the acquisitions of IES and MDT in the third quarter of 2002, and based upon our preliminary valuation of tangible and intangible assets acquired, we booked $33,000 as an expense for amortization of intangible assets, and $218,000 for in-process research and development.

     FINANCIAL INCOME. Financial income, net of interest expenses and exchange differentials, totaled approximately $23,000 in the third quarter of 2002, compared to $63,000 in the same quarter in 2001, a decrease of $40,000, or 63%. This decrease was due primarily to lower interest rates and lower balances of invested funds as a result of our use of the proceeds of private placements of our securities.

     INCOME TAXES. We and our Israeli subsidiary EFL incurred net operating losses or had earnings arising from tax-exempt income during the quarters ended September 30, 2002 and 2001 and, accordingly, we were not required to make any provision for income taxes. Taxes in these entities incurred in 2002 and 2001 are primarily composed of United States federal alternative minimum taxes. Our MDT subsidiary had taxable income and has made a provision for income taxes in the amount of $105,000.

     NET LOSS FROM CONTINUING OPERATIONS. Due to the factors cited above, we reported a net loss from continuing operations of $923,000 in the third quarter of 2002, compared to a net loss of $771,000 in the third quarter of 2001, an increase of $152,000, or 20%.

     NET LOSS FROM DISCONTINUED OPERATIONS. In the third quarter of 2002, we decided to discontinue operations relating to the retail sales of our consumer battery products. Accordingly, all revenues and expenses related to this segment have been presented in our consolidated statements of operations for the three and nine months ended September 30, 2002 in an item entitled "Loss from discontinued operations."

     Net loss from discontinued operations in the third quarter of 2002 was $8.7 million, compared to $3.6 million in the third quarter of 2001, an increase of $5.1 million or 140%. This increase was primarily attributed to a write off of inventory and net fixed assets related to the consumer battery division, amounting to $6.9 million. This increase was offset to some extent by the decrease in sales and marketing, research and development, and production expenses in the third quarter of 2002 in comparison to the identical period in 2001.

     NET LOSS. Due to the factors shown above, we reported a net loss of $9.6 million in the third quarter 2002, compared to a net loss of $4.4 million in the third quarter of 2001, an increase of $5.2 million, or 118%. Included in the net loss for 2002 is a one-time, pre-tax charge of approximately $6.9 million, reflecting a write-down of inventory and net fixed assets, as well as costs associated with a reduction in workforce, in connection with the discontinuation of our operations relating to the retail sales of our consumer battery products.

                            ELECTRIC FUEL CORPORATION

 NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

     REVENUES. Revenues for the first nine months of 2002 totaled $4.3 million, compared to $1.5 million in the comparable period in 2001, an increase of $2.7 million, or 177%. This increase was primarily the result of the inclusion of IES and MDT in our results beginning with the third quarter.

     During the first nine months of 2002, we recognized revenues from the sale of interactive use-of-force training systems (through our IES subsidiary), from payments under vehicle armoring contracts (through our MDT subsidiary), and from the sale of lifejacket lights, as well as under contracts with the U.S. Army's CECOM for deliveries of batteries and for design and procurement of production tooling and equipment. We also recognized revenues from subcontracting fees received in connection with the United States Department of Transportation (DOT) program which began in 1998 and, after we completed Phase I in July of 2001, was extended in the fourth quarter of 2001. We participate in this program as a member of a consortium seeking to demonstrate the ability of the Electric Fuel battery system to power a full-size, all-electric transit bus. The total program cost of Phase II is $2.7 million, 50% of which will be covered by the DOT subcontracting fees. Subcontracting fees cover less than all of the expenses and expenditures associated with our participation in the program. In 2001, we derived revenues principally from the sale of lifejacket lights and consumer batteries.

     During the first nine months of 2002, revenues were $3.9 million for the Defense and Security Products Division (compared to $1.0 million in the comparable period in 2001, an increase of $2.8 million, or 289%), due primarily to the inclusion of IES and MDT in our results during the third quarter, and $379,000 for the Electric Vehicle Division (compared to $539,000 in the comparable period in 2001, a decrease of $160,000, or 30%), due primarily to the recognition of lower revenues in 2001 compared to that of 2001, as well as revenues from a German consortium project relating to our electric vehicle that were included in 2001 but that did not exist in 2002.

     COST OF REVENUES AND GROSS PROFIT. Cost of revenues totaled $2.4 million during the first nine months of 2002, compared to $1.4 million in the comparable period in 2001, an increase of $1.1 million, or 80%). Gross profit was $1.8 million during the first nine months of 2002, compared to $184,000 in the comparable period in 2001, an increase of $1.6 million, or 892%. This increase was primarily the result of the inclusion of IES and MDT in our results beginning with the third quarter.

     Direct expenses for our three divisions during the first nine months of 2002 were $2.9 million for the Defense and Security Products Division (compared to $1.0 million in the comparable period in 2001, an increase of $1.9 million, or 200%), primarily due to the inclusion of the results of IES and MDT beginning with the third quarter, and $584,000 in the Electric Vehicle division (compared to $605,000 during the first nine months of 2001, a decrease of $21,000, or 3%).

     RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses less royalty-bearing grants for the first nine months of 2002 were $380,000, compared to $355,000 during the first nine months of 2001, an increase of $25,000, or 7%). This increase was primarily the result of the inclusion of IES

                            ELECTRIC FUEL CORPORATION

and MDT in our results beginning with the third quarter. We recognized $49,000 in royalty-bearing grants from Israel's Office of the Chief Scientist in the first nine months of 2002 (compared to $206,000 in the first nine months of 2001).

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the first nine months of 2002 were $713,000, compared to $56,000 in the first nine months of 2001, an increase of $657,000, or 1,173%, primarily attributable to the increase in marketing consultants for our defense and security products division as well as due to the consolidation of both IES and MDT.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the first nine months of 2002 were $3.3 million compared to $2.6 million in the first nine months of 2001, an increase of $710,000, or 27%. This increase was primarily attributable to the inclusion of IES and MDT in our results beginning with the third quarter. Other, less significant, factors were the non-cash write-down of notes receivable from certain stockholders reflecting a diminution in the market value of securities collateralizing such notes, and expenses related to compensation due to options we granted to suppliers.

     FINANCIAL INCOME. Financial income, net of interest expenses and exchange differentials, totaled approximately $140,000 in the first nine months of 2002 compared to $399,000 in the same half in 2001, a decrease of $259,000, or 65%. This decrease was due primarily to lower interest rates and lower balances of invested funds as a result of our use of the proceeds of private placements of our securities.

     INCOME TAXES. We and our Israeli subsidiary EFL incurred net operating losses or had earnings arising from tax-exempt income during the nine months ended September 30, 2002 and 2001 and, accordingly, we were not required to make any provision for income taxes. Taxes in these entities incurred in 2002 and 2001 are primarily composed of United States federal alternative minimum taxes. Our MDT subsidiary had taxable income and has made a provision for income taxes in the amount of $105,000.

     NET LOSS FROM CONTINUING OPERATIONS. Due to the factors cited above, we reported a net loss from continuing operations of $2.9 million in the first nine months of 2002, compared to a net loss of $2.5 million in the first nine months of 2001, an increase of $455,000, or 18%.

     NET LOSS FROM DISCONTINUED OPERATIONS. In the third quarter of 2002, we decided to discontinue operations relating to the retail sales of our consumer battery products. Accordingly, all revenues and expenses related to this segment have been presented in our consolidated statements of operations for the three and nine months ended September 30, 2002 in an item entitled "Loss from discontinued operations."

     Net loss from discontinued operations in the nine months ended September 30, 2002 was $12.7 million, compared to $10.0 million in the comparable period of 2001, an increase of $2.7 million, or 27%.

     NET LOSS. Due to the factors cited above, we reported a net loss of $15.6 million in the first nine months of 2002, compared to a net loss of $12.4 million in the first nine months of 2001, an increase of $3.2 million, or 26%. Included in the net loss for 2002 is a one-time, pre-tax charge of approximately $6.9 million, reflecting a write-down of inventory and net fixed assets, as well as costs associated with a reduction of workforce, in connection with the discontinuation of our operations relating to the retail sales of our consumer battery products.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2002, we had cash and cash equivalents of approximately $3.0 million, and certificates of deposit due within one year amounting to $604,000, compared to $10.2 million as of September 30, 2001.

                            ELECTRIC FUEL CORPORATION

     We used available funds in the third three months of 2002 primarily for the acquisition of IES and MDT, and other working capital needs. We increased our investment in fixed assets by $159,000 during the quarter ended September 30, 2002. Our fixed assets amounted to $2.5 million at quarter end after the write-off of net fixed assets in the amount of $4.5 million due to discontinuation of our consumer battery business.

     Net cash used in operating activities for the nine months ended September 30, 2002 and 2001 was $3.1 million and $2.0 million, respectively, an increase of $1.1 million, or 55%. This increase was primarily the result of an increase in accounts receivable and a decrease in accounts payable and in accruals in comparison to the nine months ended September 30, 2001.

     Net cash used in investing activities for the nine months ended September 30, 2002 and 2001 was $10.3 million and $11.0 million, respectively, a decrease of $723,000, or 7%. This decrease was primarily the result of a decrease in cash used in discontinued operations. The decrease was offset by our investment in the acquisition of IES and MDT.

     Net cash provided by financing activities for the nine months ended September 30, 2002 and 2001 was $3.8 million and $11.6 million, respectively, a decrease of $7.8 million, or 67%. This decrease was primarily the result of lower amounts of funds raised through sales of our common stock in 2002 compared to 2001.

     Based on our internal forecasts, we believe that our present cash position and cash flows from operations will be sufficient to satisfy our estimated cash requirements through the next year. This belief is based on certain assumptions, which our management believes to be reasonable. We may seek additional funding, including through the issuance of equity or debt securities. However, there can be no assurance that we would be able to obtain any such additional funding, and if such additional funding could not be secured, we would have to further modify, reduce, defer or eliminate certain of our anticipated future commitments and/or programs, in order to continue future operations.

                                  RISK FACTORS
     You should carefully consider these risk factors in addition to our financial statements. In addition to the following risks, there may also be risks that we do not yet know of or that we currently think are immaterial that may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be adversely affected.

                            ELECTRIC FUEL CORPORATION

BUSINESS-RELATED  RISKS

   WE  HAVE  HAD  A  HISTORY  OF  LOSSES  AND  MAY  INCUR  FUTURE  LOSSES.

     We were incorporated in 1990 and began our operations in 1991. We have funded our operations principally from funds raised in each of the initial public offering of our common stock in February 1994; through subsequent public and private offerings of our common stock and securities convertible into shares of our common stock; research contracts and supply contracts; funds received under research and development grants from the Government of Israel; and sales of Instant Power batteries, Instant Power chargers, and lifejacket lights. We incurred significant operating losses for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 and during the first nine months of 2002, and expect to continue to incur significant operating losses in 2002. Additionally, as of September 30, 2002, we had an accumulated deficit of approximately $96.3 million. These losses may increase as we expand our research and development activities and establish production facilities, and these losses may fluctuate from quarter to quarter. There can be no assurance that we will ever achieve profitability or that our business will continue to exist. Additionally, because we do not presently meet the transaction requirements for filing registration statements for primary offerings of our securities on the simpler Form S-3 registration statement, raising capital through sales of our securities may be more difficult in the future than it has been in the past.

   WE  NEED  SIGNIFICANT  AMOUNTS OF CAPITAL TO OPERATE AND GROW OUR BUSINESS.

     We require substantial funds to conduct the necessary research, development and testing of our products; to establish commercial scale manufacturing facilities; and to market our products. We continue to seek additional funding, including through the issuance of equity or debt securities. However, there can be no assurance that we will obtain any such additional financing in a timely manner or on acceptable terms. If additional funds are raised by issuing equity securities, stockholders may incur further dilution. If additional funding is not secured, we will have to modify, reduce, defer or eliminate parts of our anticipated future commitments and/or programs.

     Moreover, the acquisitions of IES and MDT required us at closing to pay cash as part of the consideration: $3.0 million in the case of IES and $1.2 million in the case of MDT. The IES transaction also requires us to pay an additional $1.0 million on or before June 30, 2003, $400,000 on or before December 31, 2003, and $400,000 on or before June 30, 2004. We may require additional financing to meet these obligations while sustaining further growth and expanding our business. There can be no assurance that we will be able to successfully negotiate or obtain additional financing or that such financing will be on terms favorable or acceptable to us.

     Additionally, both our agreement with IES and our agreement with MDT are governed by Israeli law, which may differ in certain respects from American law.

  WE  MAY  NOT  BE  SUCCESSFUL  IN  OPERATING  A  NEW  BUSINESS.

     Prior to the IES and MDT acquisitions, our primary business was the marketing and sale of products based on primary and refuelable Zinc-Air fuel cell technology and advancements in battery technology for defense and security products and other military applications, electric vehicles and consumer electronics. As a result of the IES and MDT acquisitions, a substantial

                            ELECTRIC FUEL CORPORATION

component of our business will be the marketing and sale of hi-tech multimedia and interactive digital solutions for training military, law enforcement and security personnel and sophisticated lightweight materials and advanced engineering processes used to armor vehicles. These are new businesses for us and our management group has limited experience operating these types of businesses. Although we have retained the management personnel at IES and MDT, we cannot assure that such personnel will continue to work for us or that we will be successful in managing this new business. If we are unable to successfully operate these new businesses, especially the business of IES, our business, financial condition and results of operations could be materially impaired.

   WE CANNOT ASSURE YOU OF MARKET ACCEPTANCE OF OUR MILITARY ZINC-AIR BATTERY PRODUCTS AND ELECTRIC VEHICLE TECHNOLOGY.

     Our batteries for the defense industry and a signal light powered by water-activated batteries for use in life jackets and other rescue apparatus are the only commercial Zinc-Air battery products we currently have available for sale. Significant resources will be required to develop and produce additional consumer products utilizing this technology on a commercial scale. Additional development will be necessary in order to commercialize our technology and each of the components of the Electric Fuel System for electric vehicles and defense products. We cannot assure you that we will be able to successfully develop, engineer or commercialize our Zinc-Air energy system, or that we will be able to develop products for commercial sale or that, if developed, they can be produced in commercial quantities or at acceptable costs or be successfully marketed. The likelihood of our future success must be considered in light of the risks, expenses, difficulties and delays frequently encountered in connection with the operation and development of a relatively early stage business and with development activities generally.

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

   OUR  ACQUISITION  STRATEGY  INVOLVES  VARIOUS  RISKS.

     Part of our strategy is to grow through the acquisition of companies that will complement our existing operations or provide us with an entry into markets we do not currently serve. Growth through acquisitions involves substantial risks, including the risk of improper valuation of the acquired business and the risk of inadequate integration. There can be no assurance that suitable acquisition candidates will be available, that we will be able to acquire or manage profitably such additional companies or that future acquisitions will

                            ELECTRIC FUEL CORPORATION

produce returns that justify our investments therein. In addition, we may compete for acquisition and expansion opportunities with companies that have significantly greater resources than we do. Furthermore, acquisitions could disrupt our ongoing business, distract the attention of our senior managers, make it difficult to maintain our operational standards, controls and procedures and subject us to contingent and latent risks that are different, in nature and magnitude, than the risks we currently face.

     We may finance future acquisitions with cash from operations or additional debt or equity financings. There can be no assurance that we will be able to generate internal cash or obtain financing from external sources or that, if available, such financing will be on terms acceptable to us. The issuance of additional common stock to finance acquisitions may result in substantial dilution to our stockholders. Any debt financing may significantly increase our leverage and may involve restrictive covenants which limit our operations.

   WE  MAY  NOT  SUCCESSFULLY  INTEGRATE  OUR  NEW  ACQUISITIONS.

     In light of our recent acquisitions of IES and MDT, our success will depend in part on our ability to manage the combined operations of these companies and to integrate the operations and personnel of these companies along with our other subsidiaries and divisions into a single organizational structure. There can be no assurance that we will be able to effectively integrate the operations of our subsidiaries and divisions and our newly-acquired businesses into a single organizational structure. Integration of these operations could also place additional pressures on our management as well as on our key technical resources. The failure to successfully manage this integration could have an adverse material effect on us.

     If we are successful in acquiring additional businesses, we may experience a period of rapid growth that could place significant additional demands on, and require us to expand, our management, resources and management information systems. Our failure to manage any such rapid growth effectively could have a material adverse effect on our financial condition, results of operations and cash flows.

   IF  WE  ARE  UNABLE  TO  MANAGE  OUR  GROWTH, OUR OPERATING RESULTS WILL BE
IMPAIRED.

     We are currently experiencing a period of growth and development activity which could place a significant strain on our personnel and resources. Our activity has resulted in increased levels of responsibility for both existing and new management personnel. Many of our management personnel have had limited or no experience in managing growing companies. We have sought to manage our current and anticipated growth through the recruitment of additional management and technical personnel and the implementation of internal systems and controls. However, our failure to manage growth effectively could adversely affect our results of operations.

   WE WILL NEED TO DEVELOP THE EXPERIENCE TO MANUFACTURE CERTAIN OF OUR PRODUCTS IN COMMERCIAL QUANTITIES AND AT COMPETITIVE PRICES.

     We currently have limited experience in manufacturing in commercial quantities and have, to date, produced only limited quantities of military batteries and components of the batteries for electric vehicles. In order for us to be successful in the commercial market, these products must be manufactured to meet high quality standards in commercial quantities at competitive prices. The development of the necessary manufacturing technology and processes will

                            ELECTRIC FUEL CORPORATION

require extensive lead times and the commitment of significant amounts of financial and engineering resources, which may not be available to us. We cannot assure you that we will successfully develop this technology or these processes. Moreover, we cannot assure you that we will be able to successfully implement the quality control measures necessary for commercial manufacturing.

     SOME OF THE COMPONENTS OF OUR TECHNOLOGY AND OUR PRODUCTS POSE POTENTIAL SAFETY RISKS WHICH COULD CREATE POTENTIAL LIABILITY EXPOSURE FOR US.

     Some of the components of our technology and our products contain elements that are known to pose potential safety risks. Also, because electric vehicle batteries contain large amounts of electrical energy, they may cause injuries if not handled properly. In addition to these risks, and although we incorporate safety procedures in our research, development and manufacturing processes, there can be no assurance that accidents in our facilities will not occur. Any accident, whether occasioned by the use of all or any part of our products or technology or by our manufacturing operations, could adversely affect commercial acceptance of our products and could result in significant production delays or claims for damages resulting from injuries. Any of these occurrences would materially adversely affect our operations and financial condition.

   WE  MAY  FACE  PRODUCT  LIABILITY  CLAIMS.

     To date, there have been no material claims or threatened claims against us by users of our products, including the products manufactured by MDT, based on a failure of our products to perform as specified. In the event that any claims for substantial amounts were to be asserted against us, they could have a materially adverse effect on our financial condition and results of operations. We maintain general product liability insurance. However, there is no assurance that the amount of our insurance will be sufficient to cover potential claims or that the present amount of insurance can be maintained at the present level of cost, or at all.

   SOME  OF  OUR  BUSINESS  IS  DEPENDENT  ON  GOVERNMENT  CONTRACTS.

     Most of IES's customers to date have been in the public sector of the U.S., including the federal, state and local governments, and in the public sectors of a number of other countries. A significant decrease in the overall level or allocation of defense spending or law enforcement in the U.S. or other countries could have a material adverse effect on our future results of operations and financial condition.

     Sales to public sector customers are subject to a multiplicity of detailed regulatory requirements and public policies as well as to changes in training and purchasing priorities. Contracts with public sector customers may be conditioned upon the continuing availability of public funds, which in turn depends upon lengthy and complex budgetary procedures, and may be subject to certain pricing constraints. Moreover, U.S. government contracts and those of many international government customers may generally be terminated for a variety of factors when it is in the best interests of the government and contractors may be suspended or debarred for misconduct at the discretion of the government. There can be no assurance that these factors or others unique to government contracts or the loss or suspension of necessary regulatory licenses will not have a material adverse effect on our future results of operations and financial condition.

                            ELECTRIC FUEL CORPORATION

   OUR  FIELDS  OF  BUSINESS  ARE  HIGHLY  COMPETITIVE.

     The competition to develop defense and security products and electric vehicle battery systems, and to obtain funding for the development of these products, is, and is expected to remain, intense.

     Our defense and security products compete with other manufacturers of specialized training systems, including Firearms Training Systems, Inc., a producer of interactive simulation systems designed to provide training in the handling and use of small and supporting arms. In addition, we compete with manufacturers and developers of armor for cars and vans, including O'Gara-Hess & Eisenhardt, a division of Armor Holdings, Inc.

     Our battery technology competes with other battery technologies, as well as other Zinc-Air technologies. The competition in this area of our business consists of development stage companies, major international companies and consortia of such companies, including battery manufacturers, automobile manufacturers, energy production and transportation companies, consumer goods companies and defense contractors. Many of our competitors have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours.

     Various battery technologies are being considered for use in electric vehicles and defense and safety products by other manufacturers and developers, including the following: lead-acid, nickel-cadmium, nickel-iron, nickel-zinc, nickel-metal hydride, sodium-sulfur, sodium-nickel chloride, zinc-bromine, lithium-ion, lithium-polymer, lithium-iron sulfide, primary lithium, rechargeable alkaline and Zinc-Air. Additionally, some manufacturers of primary alkaline batteries offer alkaline battery packs for cellphone users.

     If we are unable to compete successfully in each of our operating areas, especially in the defense and security products area of our business, our business and results of operations could be materially adversely affected.

   FAILURE TO RECEIVE REQUIRED REGULATORY PERMITS OR TO COMPLY WITH VARIOUS REGULATIONS TO WHICH WE ARE SUBJECT COULD ADVERSELY AFFECT OUR BUSINESS.

     Regulations in Europe, Israel, the United States and other countries impose various controls and requirements relating to various components of our business. While we believe that our current and contemplated operations conform to those regulations, we cannot assure you that we will not be found to be in non-compliance. We have applied for, and received, the necessary permits under the Israel Dangerous Substances Law, 5753-1993, required for the use of potassium hydroxide and zinc metal. However, there can be no assurance that changes in these regulations or the adoption of new regulations will not impose costly compliance requirements on us, otherwise subject us to future liabilities, or restrict our ability to operate our business.

    OUR BUSINESS IS DEPENDENT ON PATENTS AND OTHER PROPRIETARY RIGHTS THAT MAY BE DIFFICULT TO PROTECT AND COULD AFFECT OUR ABILITY TO COMPETE EFFECTIVELY.

     Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technology and manufacturing processes through a

                            ELECTRIC FUEL CORPORATION

combination of patent and trade secret protection, non-disclosure agreements and licensing arrangements. We hold patents, or patent applications, covering elements of our technology in the United States and in Europe. In addition, we have patent applications pending in the United States and in foreign countries, including the European Community, Israel and Japan. We intend to continue to file patent applications covering important features of our technology. We cannot assure you, however, that patents will issue from any of these pending applications or, if patents issue, that the claims allowed will be sufficiently broad to protect our technology. In addition, we cannot assure you that any of our patents will not be challenged or invalidated, that any of our issued patents will afford protection against a competitor or that third parties will not make infringement claims against us.

     Litigation, or participation in administrative proceedings, may be necessary to protect our proprietary rights. This type of litigation can be costly and time consuming and could divert company resources and management attention to defend our rights, and this could harm us even if we were to be successful in the litigation. The invalidation of patents owned by or licensed to us could have a material adverse effect on our business. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States. Therefore, there can be no assurance that foreign patent applications related to patents issued in the United States will be granted. Furthermore, even if these patent applications are granted, some foreign countries provide significantly less patent protection than the United States. In the absence of patent protection, and despite our reliance upon our proprietary confidential information, our competitors may be able to use innovations similar to those used by us to design and manufacture products directly competitive with our products. In addition, no assurance can be given that others will not obtain patents that we will need to license or design around. To the extent any of our products are covered by third-party patents, we could require a license under such patents to develop and market our patents.

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

     We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through non-disclosure and confidentiality agreements with our customers, employees, consultants, strategic partners and potential strategic partners. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors.

                            ELECTRIC FUEL CORPORATION

   WE  HAVE  UNDERGONE  RECENT  MANAGEMENT  CHANGES.

     In October 2002, Yehuda Harats, who had been our CEO since the inception of our company, resigned from his positions with us in order to pursue other interests. Our Board of Directors selected our long-time Chairman of the Board, Robert S. Ehrlich, to be our new President and CEO. Our success will depend to some extent on our ability to quickly and smoothly execute the change in leadership as a result of this change of CEO.

   WE ARE DEPENDENT ON KEY PERSONNEL AND OUR BUSINESS WOULD SUFFER IF WE FAIL TO RETAIN THEM.

     We are highly dependent on certain members of our management and engineering staff, and the loss of the services of one or more of these persons could adversely affect us. We are especially dependent on the services of our Chairman, President and Chief Executive Officer, Robert S. Ehrlich. The loss of Mr. Ehrlich could have a material adverse effect on us. We are party to an employment agreement with Mr. Ehrlich, which agreement expires at the end of 2002, with an option on our part to extend through 2003 (which we have exercised). We do not have key-man life insurance on Mr. Ehrlich.

   THERE  ARE  RISKS  INVOLVED  WITH THE INTERNATIONAL NATURE OF OUR BUSINESS.

     A significant portion of our sales are made to customers located outside the U.S., primarily in Europe and Asia. In 2001, 2000 and 1999, 66.0%, 29.9% and 12.6%, respectively, of our revenues, including the revenues of IES and MDT on a pro forma basis, were derived from sales to customers located outside the U.S. We expect that our international customers will continue to account for a substantial portion of our revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, foreign taxes, longer payment cycles and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect our sales to international customers.

   WE  MAY  BE  SUBJECT  TO  INCREASED  UNITED  STATES  TAXATION.

     We believe that Electric Fuel and our wholly-owned Israeli subsidiary EFL will be treated as personal holding companies for purposes of the personal holding company (PHC) rules of the Internal Revenue Code of 1986. Under the PHC rules, a PHC is subject to a special 39.6% tax on its "undistributed PHC income", in addition to regular income tax. We believe that Electric Fuel and EFL have not had any material undistributed PHC income. However, no assurance can be given that Electric Fuel and EFL will not have undistributed PHC income in the future.

     Approximately 24.1% of the stock of EFL was owned (directly or indirectly by application of certain attribution rules) as of November 10, 2002 by four United States citizens: Leon S. Gross, Austin W. Marxe and David M. Greenhouse, and Robert S. Ehrlich. (Information with respect to the stockholdings of Messrs. Marxe and Greenhouse is based on a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2002.) If more than 50% of either (i) the voting power of our stock, or (ii) the total value of our stock, is ever acquired or deemed to be acquired by five or fewer individuals (including, if applicable, those individuals who currently own an aggregate of 24.1% of our

                            ELECTRIC FUEL CORPORATION


shares) who are United States citizens or residents, EFL would satisfy the foreign personal holding company (FPHC) stock ownership test under the Internal Revenue Code, and we could be subject to additional U.S. taxes (including PHC tax) on any "undistributed FPHC income" of EFL. We believe that EFL has not had any material undistributed FPHC income. However, no assurance can be given that EFL will not become a FPHC and have undistributed FPHC income in the future.

     INVESTORS SHOULD NOT PURCHASE OUR COMMON STOCK WITH THE EXPECTATION OF RECEIVING CASH DIVIDENDS.

     We currently intend to retain any future earnings for funding growth and, as a result, do not expect to pay any cash dividends in the foreseeable future.

MARKET-RELATED  RISKS

   THE  PRICE  OF  OUR  COMMON  STOCK  IS  VOLATILE.

     The market price of our common stock has been volatile in the past and may change rapidly in the future. The following factors, among others, may cause significant volatility in our stock price:

     *  Announcements  by  us,  our  competitors  or  our  customers;

     * The introduction of new or enhanced products and services by us or our competitors;

     * Changes in the perceived ability to commercialize our technology compared to that of our competitors;

     * Rumors relating to our competitors or us;

     * Actual or anticipated fluctuations in our operating results; and

     * General market or economic conditions.

   IF OUR SHARES WERE TO BE DELISTED, OUR STOCK PRICE MIGHT DECLINE FURTHER AND WE MIGHT BE UNABLE TO RAISE ADDITIONAL CAPITAL.

     One of the continued listing standards for our stock on the Nasdaq National Market is the maintenance of a $1.00 bid price. Our stock price has recently traded as low as $0.67 per share and closed as low as $0.73 per share, and it is currently trading below $1.00, and has been since October 18, 2002. If our bid price were to remain below $1.00 for 30 consecutive business days (that is, through November 29, 2002), Nasdaq could notify us of our failure to meet the continued listing standards, after which we would have 90 calendar days to correct such failure or be delisted from the Nasdaq National Market. We would also have the opportunity to appeal this notification, although there can be no assurances that this appeal would be resolved favorably.

     There can be no assurance that our common stock will remain listed on the Nasdaq National Market. If our common stock were to be delisted from the Nasdaq National Market, we might apply to be listed on the Nasdaq SmallCap market; however, there can be no assurance that we would be approved for listing on the

                            ELECTRIC FUEL CORPORATION

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

     In addition, if we fail to maintain Nasdaq listing for our securities, and no other exclusion from the definition of a "penny stock" under the Exchange Act is available, then any broker engaging in a transaction in our securities would be required to provide any customer with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market values of our securities held in the customer's account. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation. If brokers become subject to the "penny stock" rules when engaging in transactions in our securities, they would become less willing to engage in transactions, thereby making it more difficult for our stockholders to dispose of their shares.

   WE ARE SUBJECT TO SIGNIFICANT INFLUENCE BY SOME STOCKHOLDERS THAT MAY HAVE THE EFFECT OF DELAYING OR PREVENTING A CHANGE IN CONTROL.

     As of November 10, 2002, our directors, executive officers and principal stockholders and their affiliates (specifically, Leon S. Gross (10.6%), IES Electronics Industries Ltd. (9.4%), Austin W. Marxe and David M. Greenhouse (9.0%), Yehuda Harats (6.3%) and Robert S. Ehrlich (4.5%)) collectively beneficially owned approximately 39.8% of the outstanding shares of our common stock, including options and warrants exercisable within 60 days of November 10, 2002. As a result, these stockholders are able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. (Information with respect to the stockholdings of Messrs. Marxe and Greenhouse is based on a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2002, and information with respect to the stockholdings of IES Electronics Industries Ltd. is based on a Schedule 13D filed with the Securities and Exchange Commission on August 12, 2002, as amended on October 28, 2002.) This concentration of ownership may also have the effect of delaying, preventing or discouraging a change in control of Electric Fuel.

     Pursuant to a voting rights agreement dated September 30, 1996 and as amended December 10, 1997 and December 28, 1999, between Leon S. Gross, Robert
S. Ehrlich, Yehuda Harats and us, Lawrence M. Miller, Mr. Gross's advisor, is entitled to be nominated to serve on our board of directors so long as Mr. Gross, his heirs or assigns retain at least 1,375,000 shares of common stock. In addition, under the voting rights agreement, Mr. Gross and Messrs. Ehrlich and Harats agreed to vote and take all necessary action so that Messrs. Ehrlich, Harats and Miller shall serve as members of the board of directors until the earlier of December 28, 2004 or our fifth annual meeting of stockholders after December 28, 1999. Mr. Harats resigned as a director in late 2002.

                            ELECTRIC FUEL CORPORATION

   A SUBSTANTIAL NUMBER OF OUR SHARES ARE AVAILABLE FOR SALE IN THE PUBLIC MARKET AND SALES OF THOSE SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

     Sales of a substantial number of shares of common stock into the public market, or the perception that those sales could occur, could adversely affect our stock price or could impair our ability to obtain capital through an offering of equity securities. As of November 10, 2002, we had 34,749,835 shares of common stock issued and outstanding. Of these shares, 27,223,357 are freely transferable without restriction under the Securities Act of 1933 and 7,526,478 may be sold subject to the volume restrictions, manner-of-sale provisions and other conditions of Rule 144 under the Securities Act of 1933.

     In connection with a stock purchase agreement dated September 30, 1996 between Leon S. Gross and us, we also entered into a registration rights agreement with Mr. Gross dated September 30, 1996, setting forth registration rights with respect to the shares of common stock issued to Mr. Gross in connection with the offering. These rights include the right to make two demands for the registration of the shares of our common stock owned by Mr. Gross. In addition, Mr. Gross was granted unlimited rights to "piggyback" on registration statements that we file for the sale of our common stock. Mr. Gross presently owns 3,662,870 shares, of which 1,568,462 have never been registered.

     In addition, pursuant to the terms of their employment agreements with us, both Yehuda Harats and Robert S. Ehrlich have a right to demand registration of their shares. Mr. Harats presently owns 1,461,372 shares, of which 435,404 shares have never been registered, and Mr. Ehrlich presently owns 688,166 shares, of which 453,933 shares have never been registered.

   EXERCISE OF OUR WARRANTS AND OPTIONS COULD ADVERSELY AFFECT OUR STOCK PRICE AND WILL BE DILUTIVE.

     As of November 10, 2002, there were outstanding warrants to purchase a total of 4,421,138 shares of common stock at a weighted average exercise price of $3.26 per share, and options to purchase a total of 5,396,611 shares of common stock at a weighted average exercise price of $2.36 per share, of which 4,748,938 were vested and exercisable within 60 days of the date of this report, at a weighted average exercise price of $2.37 per share. Holders of our options and warrants will probably exercise them only at a time when the price of our common stock is higher than the exercise price of the options or warrants. Accordingly, we may be required to issue shares of our common stock at a price substantially lower than the market price of our stock. This could adversely affect our stock price. In addition, if and when these shares are issued, the percentage of our common stock that existing stockholders own will be diluted.

   OUR  CERTIFICATE  OF  INCORPORATION  AND  BYLAWS  AND  DELAWARE LAW CONTAIN
PROVISIONS  THAT  COULD  DISCOURAGE  A  TAKEOVER.

     Provisions of our amended and restated certificate of incorporation may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. These provisions:

                            ELECTRIC FUEL CORPORATION

     * divide our board of directors into three classes serving staggered three-year terms;

     * only permit removal of directors by stockholders "for cause," and require the affirmative vote of at least 85% of the outstanding common stock to so remove; and

     * allow us to issue preferred stock without any vote or further action by the stockholders.

     The classification system of electing directors and the removal provision may tend to discourage a third-party from making a tender offer or otherwise attempting to obtain control of us and may maintain the incumbency of our board of directors, as the classification of the board of directors increases the difficulty of replacing a majority of the directors. These provisions may have the effect of deferring hostile takeovers, delaying changes in our control or management, or may make it more difficult for stockholders to take certain corporate actions. The amendment of any of these provisions would require approval by holders of at least 85% of the outstanding common stock.

ISRAEL-RELATED  RISKS

   A  SIGNIFICANT  PORTION  OF  OUR  OPERATIONS  TAKES  PLACE  IN  ISRAEL.

     The offices and facilities of our two of our principal subsidiaries, EFL and MDT, are located in Israel (in Beit Shemesh and Lod, respectively, both of which are within Israel's pre-1967 borders). We conduct research and development activities through EFL, and most of our senior management is located at EFL's facilities. Although we expect that most of our sales will be made to customers outside Israel, we are nonetheless directly affected by economic, political and military conditions in that country. Accordingly, any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel.

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

     Many of our employees are currently obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. No assessment can be made of the full impact of such requirements on us in the future, particularly if emergency circumstances occur, and no prediction can be made as to the effect on us of any expansion of these obligations. However, further deterioration of hostilities with the Palestinian community into a full-scale conflict might require more widespread military reserve service by some of our employees, which could have a material adverse effect on our business.

                            ELECTRIC FUEL CORPORATION

   ANY  FAILURE  TO  OBTAIN  THE TAX BENEFITS FROM THE STATE OF ISRAEL THAT WE
EXPECT  TO  RECEIVE  COULD  NEGATIVELY  IMPACT  OUR  PLANS  AND  PROSPECTS.

     We benefit from various Israeli government programs, grants and tax benefits, particularly as a result of the "approved enterprise" status of a substantial portion of our existing facilities and the receipt of grants from the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade. To be eligible for some of these programs, grants and tax benefits, we must continue to meet certain conditions, including producing in Israel and making specified investments in fixed assets. If we fail to meet such conditions in the future, we could be required to refund grants already received, adjusted for inflation and interest. From time to time, the government of Israel has discussed reducing or eliminating the benefits available under approved enterprise programs. We cannot assure you that these programs and tax benefits will be continued in the future at their current levels or at all. The Government of Israel has announced that programs receiving approved enterprise status in 1996 and thereafter will be entitled to a lower level of government grants than was previously available. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the approved enterprise status of a substantial portion of our existing facilities and approved programs and as a recipient of grants from the office of the Chief Scientist) could have a material adverse effect on our business, results of operations and financial condition. In addition, EFL has granted a floating lien (i.e., a lien that applies not only to assets owned at the time but also to after-acquired assets) over all of EFL's assets as a security to the State of Israel to secure its obligations under the approved enterprise programs.

   OUR  GRANTS  FROM THE ISRAELI GOVERNMENT IMPOSE CERTAIN RESTRICTIONS ON US.

     Since 1992, our Israeli subsidiary, EFL, has received funding from the Office of the Chief Scientist of the Israel Ministry of Industry and Trade relating to the development of our zinc-air battery products, such as our electric vehicle and our batteries and chargers for consumer products. Between 1998 and 2000, we have also received funds from the Israeli-U.S. Bi-National Industrial Research and Development (BIRD) Foundation Through 2002, we have received an aggregate of $9.9 million from grants from the Chief Scientist and $772,000 from grants from BIRD, and we may receive future grants, the amounts of which would be determined at the time of application. The funding from the Chief Scientist prohibits the transfer or license of know-how and the manufacture of resulting products outside of Israel without the permission of the Chief Scientist. Although we believe that the Chief Scientist does not unreasonably withhold this permission if the request is based upon commercially justified circumstances and any royalty obligations to the Chief Scientist are sufficiently assured, the matter is solely within the discretion of the Chief Scientist, and we cannot be sure that such consent, if requested, would be granted upon terms satisfactory to us or granted at all. Without such consent,

                            ELECTRIC FUEL CORPORATION

we would be unable to manufacture any products developed by this research outside of Israel, even if it would be less expensive for us to do so. These restrictions could adversely affect our potential revenues and net income from the sale of such products.

   EXCHANGE RATE FLUCTUATIONS BETWEEN THE U.S. DOLLAR AND THE ISRAELI NIS MAY NEGATIVELY AFFECT OUR EARNINGS.

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

ITEM  4.     CONTROLS  AND  PROCEDURES.

     Within 90 days prior to the date of this report, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) and required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            ELECTRIC FUEL CORPORATION

                                     PART II

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     In August 2002, in connection with the acquisition of the assets of IES described in "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Developments - IES Acquisition," above, we issued a total of 3,250,000 shares of our common stock, $.01 par value per share, to the shareholder of IES. IES received registration rights in connection with the issuance of these shares.

     In August 2002, in connection with the acquisition of the stock of MDT described in "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Developments - MDT Acquisition," above, we issued a total of 390,638 shares of our common stock to the shareholders of MDT. MDT received registration rights in connection with the issuance of these shares.

     In August 2002, we issued a total of 13,000 shares of our common stock - 6,500 shares each - to Avihai Shen, our Vice President - Finance, and to Yaakov Har-Oz, our Vice President and General Counsel, as employee stock bonuses.

     In August 2002, we issued 50,000 shares of our common stock to Ceba Limited, our United Kingdom distributor, as a consultant's stock bonus.

     We issued all of the above securities in reliance on the exemption from registration provided by Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The issuance of these securities was without the use of an underwriter, and the shares of common stock currently bear restrictive legends permitting transfer thereof only upon registration or an exemption under the Act.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     The  following  documents  are  filed  as  exhibits  to  this  report:

 EXHIBIT  NUMBER          DESCRIPTION
 ----------------         -----------
        10.1        Asset Purchase Agreement dated August 2, 2002 (filed as
                    Exhibit 2 to our Current Report on Form 8-K filed on August 12, 2002, and incorporated by reference herein)

        10.2 Share Purchase Agreement dated August 2, 2002 [English translation] (filed as Exhibit 99.2 to our Current Report on Form 8-K filed on August 12, 2002, and incorporated by reference herein)

        99.1        Written Statement of Chief Executive Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

        99.2        Written Statement of Chief Financial Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

(b) The following reports on Form 8-K were filed during the third quarter of 2002:

                            ELECTRIC FUEL CORPORATION


     DATE  FILED         DESCRIPTION
     ------------        -----------
August  12,  2002     Acquisition  of  Assets  of  I.E.S. Electronics Industries
                      U.S.A., Inc. and  Acquisition  of  Majority  Interest  in
                      M.D.T.  Protective Industries  Ltd.

October  11,  2002    Form 8-K/A amending the above to include, inter alia, pro
                      forma  financial  statements

                            ELECTRIC FUEL CORPORATION


                                   SIGNATURES

================================================================================

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ELECTRIC  FUEL  CORPORATION


                                            By:  /s/ Robert  S.  Ehrlich
                                               ---------------------------------
                                            Name:   Robert  S.  Ehrlich
                                            Title:  Chairman,  President and CEO



                                                 /s/  Avihai  Shen
                                            ------------------------------------
                                            Name:  Avihai  Shen
                                            Title: Vice  President - Finance
                                                   (Principal Financial Officer)

Dated:     November  14,  2002

                            ELECTRIC FUEL CORPORATION


                                 CERTIFICATIONS
================================================================================


I,  Robert  S.  Ehrlich,  certify  that:

     1. I have reviewed this quarterly report on Form 10-Q of Electric Fuel Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  14,  2002
                                /s/  Robert  S.  Ehrlich
                                ------------------------
                                Robert S. Ehrlich, Chairman, President and CEO (Principal Executive Officer)

                                 CERTIFICATIONS

I,  Avihai  Shen,  certify  that:

    1. I have reviewed this quarterly report on Form 10-Q of Electric Fuel Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  14,  2002
                                    /s/  Avihai  Shen
                                    -------------------------------------------
                                     Avihai  Shen,  Vice  President  -  Finance
                                    (Principal  Financial  Officer)

                            ELECTRIC FUEL CORPORATION

                                  EXHIBIT INDEX

EXHIBIT  NUMBER                     DESCRIPTION
----------------                    -----------
Written Statement of Chief Executive Officer pursuant to
                 Section 906 of the  Sarbanes-Oxley  Act  of  2002

Written Statement of Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley  Act  of  2002