Form 10-K
period 2002-12-31
ELECTRIC FUEL CORP
filed 2003-03-31
CIK 916529

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 .



                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.


Commission File Number: 0-23336
                        -------

                            ELECTRIC FUEL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                Delaware                                                    95-4302784
-------------------------------------------------------------------------      --------------------------------------
     (State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

                    632 Broadway, New York, New York                                           10012
-------------------------------------------------------------------------      --------------------------------------
                (Address of principal executive offices)                                    (Zip Code)

                                 (646) 654-2107
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                 Name of each exchange on which registered
-----------------------           ----------------------------------------------
         None                                    Not applicable

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:                      Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                        [X]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).                      Yes [ ]   No [X]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of June 30, 2002 was approximately $23,078,843 (based on the last sale price of such stock on such date as reported by The Nasdaq National Market).

(Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 35,146,261 as of 3/15/03

Documents incorporated by reference: None

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

     Electric Fuel(R) is a registered trademark and Arotech(TM) is a trademark of Electric Fuel Corporation. All company and product names mentioned may be trademarks or registered trademarks of their respective holders. Unless otherwise indicated, "we," "us," "our" and similar terms refer to Arotech and its subsidiaries.

                                     PART I

ITEM 1. BUSINESS

General

     We are a world leader in primary and refuelable Zinc-Air fuel cell technology, engaging directly and through our subsidiaries in the use of Zinc-Air battery technology for defense and security products and other military applications and for electric vehicles, in car armoring, and in interactive multimedia use-of-force simulators. We have been doing business since February 2003 under the name "Arotech Corporation." We operate in two business units:

     o we develop, manufacture and market defense and security products, including advanced hi-tech multimedia and interactive digital solutions for training of military, law enforcement and security personnel and sophisticated lightweight materials and advanced engineering processes to armor vehicles; and

     o we pioneer advancements in Zinc-Air battery technology for defense and security products and other military applications and for electric vehicles.

Background

     We began work in 1990 on the research, development and commercialization of an advanced Zinc-Air battery system for powering electric vehicles, work that continues to this day. Beginning in 1998, we also began to apply our Zinc-Air fuel cell technology to the defense industry, by receiving and performing a series of contracts from the U.S. Army's Communications-Electronics Command (CECOM) to develop and evaluate advanced primary Zinc-Air fuel cell packs. This effort culminated in 2002 in our receipt of a National Stock Number, a Department of Defense catalog number assigned to products authorized for use by the U.S. military, and our subsequent receipt of a $2.54 million delivery order for our newly designated BA-8180/U military batteries.

     We further enhanced our capabilities in the defense industry through our purchase in the third quarter of 2002 of two new subsidiaries: IES Interactive Training, Inc., which provides specialized "use of force" training for police, homeland security personnel and the military, and MDT Protective Industries, which is engaged in the use of sophisticated lightweight materials and advanced engineering processes to armor vehicles.

     Between 1998 and 2002, we were also engaged in the design, development and commercialization of our proprietary Zinc-Air fuel cell technology for portable consumer electronic devices such as cellular telephones, PDAs, digital cameras and camcorders. In October 2002, we discontinued retail sales of our consumer battery products because of the high costs associated with consumer marketing and low volume manufacturing.

     We were incorporated in Delaware in 1990, and we have been doing business under the name "Arotech Corporation" since February 2003. We anticipate changing our corporate name to Arotech Corporation at our next annual shareholders' meeting later in 2003. Unless the context requires otherwise, all references to us refer collectively to Electric Fuel Corporation (Arotech) and Arotech's wholly-owned Israeli subsidiary, Electric Fuel (E.F.L.) Limited (EFL), its majority-owned Israeli subsidiary, MDT Protective Industries, and its wholly-owned Delaware subsidiaries, Electric Fuel Transportation Corp. and IES Interactive Training, Inc.

     For financial information concerning the business segments in which we operate, see Note 16 of the Notes to the Consolidated Financial Statements. For financial information about geographic areas in which we engage in business, see
Note 16.c of the Notes to the Consolidated Financial Statements.

Defense and Security Products

     Interactive Use-of-Force Training

     Through our wholly-owned subsidiary, IES Interactive Training, Inc. (IES), we provide specialized "use of force" training for police, homeland security personnel and the military. We offer products and services that allow organizations to train their personnel in safe, productive, and realistic environments. We believe that our training systems offer more functionality, greater flexibility, unprecedented realism and a wider variety of user interface options than competing products. Our systems are sold to corporations, government agencies, military and law enforcement professionals around the world. The simulators are currently used by some of the worlds leading training academies, including (in the United States) the Secret Service, the Bureau of Alcohol, Tobacco and Firearms, the Houston Police Department, the Customs Service, the Border Patrol, the Bureau of Engraving and Printing, the Coast Guard, the Federal Law Enforcement Training Centers, the California Department of Corrections, the Detroit Police Department, the Washington DC Metro Police and international users such as the Israeli Defense Forces, the German National Police, the Royal Thailand Army, the Hong Kong Police, the Russian Security Police, and over 400 other training departments worldwide.

     Our interactive training systems range from the powerful Range 3000 use-of-force simulator system to the multi-faceted A2Z Classroom Training system. The Range 3000 line of simulators addresses the entire use of force training continuum in law enforcement, allowing the trainee to use posture, verbalization, soft hand skills, impact weapons, chemical spray, low-light electronic weapons and lethal force in a scenario based classroom environment. The A2Z Classroom Trainer provides the trainer with real time electronic feedback from every student through wireless handheld keypads. The combination of interactivity and instant response assures that learning takes place in less time with higher retention.

     Vehicle Armoring

     Through our majority-owned MDT Protective Industries (MDT), we specialize in using state-of-the-art lightweight ceramic materials, special ballistic glass and advanced engineering processes to fully armor vans and cars. MDT is a leading supplier to the Israeli military, Israeli special forces and special services. MDT's products are proven in intensive battlefield situations and under actual terrorist attack conditions, and are designed to meet the demanding requirements of governmental and private sector customers worldwide.

     Electric Fuel Batteries

     We have been engaged in research and development in the field of Zinc-Air electrochemistry and battery design for over ten years, as a result of which we have developed our current technology and its applications. We have successfully applied our technology to our high-energy battery packs for military and security applications. We have also applied our technology to the development of a refuelable Zinc-Air fuel cell for powering zero-emission electric vehicles. Through these efforts, we have sought to position ourselves as a world leader in the application of Zinc-Air technology to innovative primary and refuelable power sources.

     We believe that our Zinc-Air batteries provide the highest energy and power density combination available today in the defense market, making them particularly appropriate where long missions are required and low weight is important.

     Military Batteries

     Our line of existing battery products for the military and defense sectors includes Advanced Zinc-Air Power Packs (AZAPPs) utilizing our most advanced cells (which have specific energy of 400 watt-hours per kilogram), a line of super-lightweight AZAPPs that feature the same 400 Wh/kg cell technology in smaller cells, and our new, high-power Zinc-Air Power Packs (ZAPPs), which offer extended-use portable power using our commercial Zinc-Air cell technology. Our AZAPPs have received a National Stock Number (a Department of Defense catalog number assigned to products authorized for use by the U.S. military), making our AZAPPs available for purchase by all units of the U.S. Armed Forces.

     Electric Vehicle

     Our Electric Vehicle effort, conducted through our subsidiary Electric Fuel Transportation Corp., continues to focus on obtaining and implementing demonstration projects in the U.S. and Europe, and on building broad industry partnerships that can lead to eventual commercialization of the Zinc-Air energy system. This approach supports our long-term strategy of achieving widespread implementation of the Electric Fuel Zinc-Air energy system for electric vehicles in large commercial and mass transit vehicle fleets. Our all-electric bus, powered by our Zinc-Air fuel cell technology, has demonstrated a world-record 127-mile range under rigorous urban conditions, and we have successfully demonstrated our vehicle in "on-the-road" programs in Germany, Sweden, Italy, Israel and the United States, most recently in public tests in Las Vegas, Nevada in November 2001, and in Washington, D.C., on Capitol Hill, with the participation of certain members of the United States Senate, in March 2002. We intend to strengthen existing relationships and to develop new networks of strategic alliances with fleet operators, companies engaged in energy production and transportation, automobile manufacturers and others in order to establish the infrastructure necessary for further development and commercialization of the Electric Fuel Zinc-Air system.

     Lifejacket Lights

     We produce water-activated lifejacket lights for commercial aviation and marine applications based on our patented water-activated magnesium-cuprous chloride battery technology. We intend to continue to work with OEMs, distributors and end-user companies to expand our market share in the aviation and marine segments. We presently sell four products in the safety products group, two for use with marine life jackets and two for use with aviation life vests. All four products are certified under applicable international marine and aviation safety regulations.

     Facilities

     Our principal executive offices are located at 632 Broadway, New York, New York 10012, and our telephone number at our executive offices is (646) 654-2107. Our corporate website is www.arotech.com. Our periodic reports to the Securities Exchange Commission, as well as recent filings relating to transactions in our securities by our executive officers and directors, that have been filed with the Securities and Exchange Commission in EDGAR format are available through hyperlinks located on the investor relations page of our website, at http://www.arotech.com/compro/investor.html. Reference to our websites does not constitute incorporation of any of the information thereon or linked thereto into this annual report.

     The offices and facilities of our two of our principal subsidiaries, EFL and MDT, are located in Israel (in Beit Shemesh and Lod, respectively, both of which are within Israel's pre-1967 borders). We conduct research and development activities through EFL, and most of our senior management is located at EFL's facilities. We also conduct development and production activities at IES's offices in Littleton, Colorado, and at our new production facility in Auburn, Alabama, which builds and tests advanced batteries for the defense market.

Interactive Use-of-Force Training

     We conduct our interactive training activities through our subsidiary IES Interactive Training, Inc. ("IES"), a Delaware corporation based in Littleton, Colorado. IES is a leading provider of interactive, multimedia, fully digital training simulators for law enforcement, homeland security, military and similar applications. With a customer base of over 500 customers in over thirty countries around the world, IES is a leader in the supply of simulation training products to military, law enforcement and corporate client communities, providing more than 40% of the worldwide market for government and military judgment training simulators.

     Introduction

     IES offers consumers the following interactive training products and services:

     o    Range 3000 - providing  use of force  simulation  for military and law
          enforcement.   We   believe   that   the   Range   3000  is  the  most
          technologically advanced judgmental training simulator in the world.

     o    A2Z Classroom  Trainer - a  state-of-the-art  computer  based training
          (CBT)  system  that  allows   students  to  interact  with   realistic
          interactive scenarios projected life-size in the classroom.

     o Summit Training International - providing relevant, cost-effective professional training services and interactive courseware for law enforcement, corrections and corporate clients.

     o IES Studio Productions - providing cutting edge multimedia video services for law enforcement, military and security agencies, utilizing the newest equipment to create the training services required by the most demanding authorities.

     Our products feature state of the art all digital video formats, ultra-advanced laser-based lane detection for optimal accuracy and performance, customer-based authoring of training scenarios, and 95% COTS (commercial off-the-shelf)-based system.

     In January 2003, IES was awarded a $2.6 million contract to supply simulation training systems to the largest regional police division in Germany. The contract calls for delivery of several separate interactive training systems, with delivery dates ranging from April to September 2003 and payment dates due following delivery, testing and ascertainment of appropriate run capability of each system.

     IES's revenues during 2000, 2001 and 2002 were approximately $3.4 million, $3.5 million and $5.1 million, respectively.

Products

     Below is a description of each of the core products and services in the IES line.

     Range 3000 "Use of Force" Simulator

     We believe that the Range 3000, which IES launched in late 2002, combines the most powerful operational hardware and software available, and delivers performance unobtainable by any competing product presently on the market.

     The Range 3000 simulator allows training with respect to the full "Use of Force" continuum. Training can be done on an individual basis, or as many as four members of a team can participate simultaneously and be scored and recorded individually. Topics of training include (but are not limited to):

     o Officer's Presence and Demeanor - Picture-on-picture digital recordings of the trainee's actions allows visual review of the trainee's reaction, body language and weapons handling during the course of the scenario, which then can be played back for debriefing of the trainee's actions.

     o Verbalization - Correct phrases, timing, manner and sequence of an officer's dialogue is integrated within the platform of the system, allowing the situation to escalate or de-escalate through the officer's own words in the context of the scenario and in conjunction with the trainer.

     o Less-Than-Lethal Training - Training in the use of non-lethal devices such as Taser, OC (pepper spray), batons and other devices can be used with the video training scenarios with appropriate reactions of each.

     o Soft Hand Tactics - Low level physical controlled tactics with the use of additional equipment such as take-down dummies can be used.

     o Firearms Training and Basic Marksmanship - Either utilizing laser based training weapons or in conjunction with a live-fire screen, the use of "Live Ammunition" training can be employed on the system.

     The interactive training scenarios are projected either through single or multiple screens and projectors, allowing IES to immerse a trainee in -true-to-life training scenarios and incorporating one or all the above training issues in the "Use of Force" continuum.

     A2Z Classroom Trainer

     The A2Z is a state-of-the-art Computer Based Training (CBT) system that allows students to interact with realistic interactive scenarios projected life-size in the classroom.

     Using individual hand-held keypads, the students can answer true/false or multiple choice questions. Based on the student's performance, the scenario will branch and unfold to a virtually unlimited variety of different possible outcomes of the student's actions. The system logs and automatically scores each and every trainee's response and answer. At the end of the scenario, the system displays a session results summary from which the trainer can debrief the class.

     The advanced A2Z Courseware Authoring Tools allow the trainer easily to create complete interactive courses and scenarios locally.

     The Authoring Tools harness the latest advances in digital video and multimedia, allowing the trainer to capture video and graphics from any source. The A2Z allows the trainer to combine his or her insight, experience and skills to recreate a realistic learning environment. The A2Z Training System is based on the well-known PC-Pentium technology and Windows XPTM operated. The easy-to-use menu and mouse operation renders to A2Z user-friendly.

     The individual keypads are connected "wirelessly." The system is completely portable and therefore not location dependent, allowing a complete setup within a matter of minutes.

     Key advantages:

     o    Provides repeatable training to a standard based on established policy

     o    Quick dissemination and reinforcement of correct behavior and policies

     o    Reduces liability

     o    More efficient than "traditional and redundant" role-playing methods

     o    Realistic scenarios instead of outdated "play-acting"

     o Interactive training of up to 250 students simultaneously with wireless keypads

     o    Easy Self-Authoring of interactive training content

     o    PC-Pentium ensures low cost of ownership

     o    Easy to use Windows XP-based software

     o    Easy to deploy in any classroom

     Summit Training International

     Summit Training International (STI) is a wholly-owned subsidiary of IES Interactive Training. STI provides relevant, cost-effective professional training seminars, consulting services, and interactive courseware for law enforcement, corrections, and corporate clients. STI's emphasis and goal is to create a "total training" environment designed to address the cutting edge issues faced today. STI provides conferences throughout the United States, and develops courseware dealing with these important topics. The incorporation of IES Interactive Systems creates an intense learning environment and adds to the realism of the trainee's experience.

     Conferences
     -----------

     STI has provided conferences throughout the United States, on such topics as:

     o    Recruiting and Retention of Law Enforcement and Corrections Personnel

     o    Ethics and Integrity

     o    Issues of Hate Crimes

     o    Traffic Stops and Use of Force

     o    Community and Corporate Partnerships for Public Safety

     o    Creating a Safe School Environment

     In addition to these national and regional conferences, STI designs and produces training to address specific department issues. STI has a distinguished cadre of instructors that allows adaptation of programs to make them specifically focused for a more intense learning experience. The A2Z Classroom Trainer is incorporated into the "live" presentation creating a stimulating interactive training experience.

     Courseware
     ----------

     STI develops courseware for use exclusively with IES Interactive Systems. Courses are designed to addresses specific department issues, and can be customized to fit each agency's needs. These courses are available in boxed sets that provide the customer with a turn-key training session. The A2Z Classroom Trainer and the Range 3000 XP-4 are used to deliver the curriculum and create a virtual world that the trainees respond and react to. Partnerships with high profile companies such as H&K Firearms, and Taser International, provide customers with training that deals with cutting edge issues facing law enforcement today. The incorporation of STI's courseware library along with simulation systems allows training to remain consistent and effective, giving customers more value for their training dollar.

     IES Studio Productions

     IES Studio Productions a division of IES Interactive Training, providing cutting-edge multimedia video services for law enforcement, military and security agencies, and others. IES Studio Productions creates interactive courseware and interactive scenarios for the Range 3000, Video Training Scenarios and all types of video production services. With the latest in media equipment, IES Studio Productions provides all media and marketing services to IES Interactive Training in-house.

     Marketing

     IES markets its products and services to domestic and international law enforcement, military and other federal agencies and to various companies that serve them, through attendance and presentations at conferences, exhibits at trade shows, seminars at law enforcement academies and government agencies, through its web pages on the Internet, and to its compiled database of prospect and customer names. IES's salespeople are also its marketing team. We believe that this is effective for several reasons: (1) customers appreciate talking directly with salespeople who can answer a wide range of technical questions about methods and features, (2) our salespeople benefit from direct customer contact through gaining an appreciation for the environment and problems of the customer, and (3) the relationships we build through peer-to-peer contact are needed in the military, police and federal agency market.

     IES also uses its web pages on the Internet for such activities as providing product information and providing software updates.

     IES markets augmentative and alternative law enforcement products through a network of employee representatives and independent resellers. These products include but are not limited to:

     o    Bristlecone Products

     o    Airmunitions Inc.

     o    Taser Inc.

     o    ASP Inc.

     o    H&K Training Centers

     At the present time IES has six sales representatives based in Denver, eight domestic independent distributors, and fifteen independent resellers / representatives overseas. IES also as three inside sales/support persons who answer telephone inquiries on IES's 800 line and Internet, and who can also provide technical support. Additional outside sales persons and independent dealers and resellers are being actively recruited at this time.

     IES participates in over thirty industry conferences, held throughout the United States. and in other countries, that are attended by our potential customers and their respective purchasing and budgeting decision makers. A significant percentage of IES's sales of products, both software and hardware are sold through leads developed at these shows.

     IES and others in the industry demonstrate their products at these conferences and present technical papers that describe the application of their technologies and the effectiveness of their products. IES also advertises in selected publications of interest to potential customers.

     Competition

     IES competes against a number of established companies that provide similar products and services, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. There are also companies whose products do not compete directly, but are sometimes closely related. Firearms Training Systems, Inc., Advanced Interactive Systems, Inc., and LaserShot Inc. are IES's main competitors.

     We believe the key factors in our competing successfully in this field will be our ability to develop simulation software and related products and services to effectively train law enforcement and military to today's standards, our ability to develop and maintain a proprietary technologically advanced hardware, and our ability to develop and maintain relationships with departments and government agencies.

Vehicle Armoring

     Introduction

     MDT Protective Industries was established in Israel in 1989 as one of Israel's first car armoring companies, and is Israel's leader in state-of-the art lightweight armoring of vehicles, ranging from light tactical vehicles to passenger vehicles. With two production lines, MDT specializes in using state-of-the-art lightweight ceramic materials, special ballistic glass and advanced engineering processes to fully armor vans and cars. MDT is a leading supplier to the Israeli military, Israeli special forces and special services. MDT's products have been proven in intensive battlefield situations and under actual terrorist attack conditions, and are designed to meet the demanding requirements of governmental and private sector customers worldwide.

     MDT has acquired many years of battlefield experience in Israel. MDT's vehicles have provided proven life-saving protection for their passengers in incidents of rock throwing, handgun and assault rifle attack at point-blank range, roadside bombings and suicide bombings. In fact, to our knowledge an MDT-armored vehicle has never experienced bullet penetration into a vehicle cabin under attack. MDT also uses its technology to protect vehicles against vandalism.

     MDT's revenues during 2000, 2001 and 2002 were approximately $747,000, $6.5 million and $6.4 million, respectively.

     The Armoring Process

     Armoring a vehicle involves much more than just adding "armor plates." It includes professional and secure installation of a variety of armor components - inside doors, dashboards, and all other areas of passenger and engine compartments. MDT uses overlapping sections to ensure protection from all angles, and installs armored glass in the windshield and windows. MDT has developed certain unique features, such as new window operation mechanisms that can raise windows rapidly despite their increased weight, gun ports, run-flat tires, and more. MDT developed the majority of the materials that it uses in-house, or in conjunction with renowned Israeli companies specializing in protective materials.

     In order to armor a vehicle, MDT first disassembles the vehicle and removes the interior paneling, passenger seats, doors, windows, etc. MDT then fortifies the entire body of the vehicle, including the roof, motor and other critical components, and reinforces the door hinges. MDT achieves firewall protection from frontal assault with carefully designed overlapping armor. Options, such as air-conditioning, seating modifications and run-flat tires, are also available. MDT fixes the armoring into the shell of the vehicle, ensuring that the installation and finishing is according to the standards set for that particular model. MDT then reassembles the vehicle as close to its original appearance as possible.

     Once MDT has ensured full vehicle protection, it places a premium on retaining the original vehicle's look and feel to the extent possible, including enabling full serviceability of the vehicle, thereby rendering the armoring process "invisible." MDT works with its customers to understand their requirements, and together with the customer develops an optimized armoring solution. A flexible design-to-cost process helps evaluate tradeoffs between heavy and light materials and various levels of protection.

     By working within the vehicle manufacturer's specifications, MDT maintains stability, handling, center-of-gravity and overall integrity. MDT's methods minimize impact on payload, and retain the full view from the passenger. In most cases all the original warranties provided by the manufacturer are still in effect.

     Armoring Materials

     MDT offers a variety of armoring materials, optimized to the customer's requirements. MDT uses ballistic steel, composite materials (including Kevlar(R), Dyneema(R) and composite armor steel) as well as special ceramics developed by MDT, together with special armored glass. MDT uses advanced engineering techniques and "light" composite materials, and avoids, to the extent possible, using traditional "heavy" materials such as armored steel because of the added weight, which impairs the driving performance and handling of the vehicle.

     All materials used by MDT meet not only all international ballistic standards, but also the far more stringent requirements set down by the Israeli military, the Israeli Ministries of Defense and Transport, and the Israel Standards Institute. MDT's factory has also been granted the ISO 9002 quality standards award.

     Products and Services

     MDT armors a variety of vehicles for both commercial and military markets. At present, MDT offers armoring for approximately thirty different models of motor vehicles.

     In the military market, MDT armors:

     o troop and personnel carriers (such as vehicles in the Mercedes-Benz Vario and Sprinter lines)

     o    front-line  police and military vehicles (such as the Mitsubishi Storm
          4x4)

     o    command vehicles (such as the Land Rover Defender 4x4)

     o    specialty vehicles (such as HumVees).

     In the commercial market, MDT armors:

     o passenger vans and sports utility vehicles (such as the Chevrolet Savana, the General Motors Vandura and the Ford Econoline)

     o    money and valuables carriers (such as the Volkswagen T4 Transporter)

     o luxury sedans (including a variety of models made by Mercedes, Cadillac, Volvo, Lincoln, etc.)

     o    ambulances (such as those made by Chevrolet).

     Sales and Marketing

     Most of MDT's business comes from Israel, although MDT has armored vehicles under contracts from companies in Yugoslavia, Mexico, Colombia, South Africa and Singapore. MDT's principal customer at present is the Israeli Ministry of Defense. Other customers include Israeli government ministries and agencies, private companies, medical services and private clients.

     MDT markets its vehicle armoring through Israeli vehicle importers, both pursuant to marketing agreements and otherwise, and directly to private customers. Most sales are through vehicle importers.

     MDT holds exclusive armoring contracts with Israel's sole General Motors and Chevrolet distributors. This means that these distributors will continue to honor the original vehicle warranty on armored versions of vehicles sold by them only if the armoring was done by MDT.

     Competition

     The global armored car industry is highly fragmented. Major suppliers include both vehicle manufacturers and aftermarket specialists. As a highly labor-intensive process, vehicle armoring is numerically dominated by relatively small businesses. Industry estimates place the number of companies doing vehicle armoring in the range of around 500 suppliers globally. While certain large companies may armor several hundred cars annually, most of these companies are smaller operations that may armor in the range of five to fifty cars per year. In 2002, MDT armored over 130 vehicles against weapons and explosives, and another approximately 300 vehicles against vandalism.

     Among vehicle manufacturers, Mercedes-Benz has the largest vehicle-armoring market share, estimated at around 7% of the global market. Among aftermarket specialists, the largest share of the vehicle-armoring market is held by O'Gara-Hess & Eisenhardt. Other aftermarket specialists include International Armoring Corp. Lasco, Texas Armoring and Chicago Armor (Moloney). Many of these companies have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours.

     We believes the key factors in our competing successfully in this field will be our ability to penetrate new military and paramilitary markets outside of Israel, particularly in North and South America and in Europe.

Electric Fuel Batteries for Defense and Homeland Security

     We base our strategy in the field of military batteries on the development and commercialization of our next-generation Zinc-Air fuel cell technology, as applied in our batteries that we produce for the U.S. Army's Communications and Electronics Command (CECOM). We will continue to seek new applications for our technology in defense projects, wherever synergistic technology and business benefits may exist. We intend to continue to develop our battery products for defense agencies, and plan to sell our products either directly to such agencies or through prime contractors.

     Since 1998 we have received and performed a series of contracts from the U.S. Army's Communications-Electronics Command (CECOM) to develop and evaluate advanced primary Zinc-Air fuel cell packs. The terms of the current extension of a contract initially issued in 2001 call for us to deliver 500 prototype battery packs, and procure and install certain production equipment. The 12/24 volt, 800 watt-hour battery pack for battlefield power, which is based on our Zinc-Air fuel cell technology, weighs only about five pounds and has approximately twice the energy capacity per pound of the U.S. Army's standard lithium-sulfur dioxide battery packs.

     In the second half of 2002, our five-year program with the US Army's Communications Electronics Command (CECOM) to develop a Zinc-Air battery for battlefield power culminated in the assignment of a National Stock Number and a $2.54 million delivery order for the newly designated BA-8180/U battery.

     The BA-8180/U battery is our first defense battery product to go into mass production. We are developing other military batteries and related products that we hope to get into production in 2003 and 2004.

     Advanced Zinc-Air Power Pack (AZAPPs)

     BA-8180/U

     Advanced Zinc-Air power packs (AZAPPs) are lightweight, low-cost primary Zinc-Air batteries with up to twice the energy capacity per pound of primary lithium (LiSO2) battery packs, which are the most popular batteries used in the US military today. Zinc-Air batteries are inherently safe in storage, transportation, use, and disposal.

     The BA-8180/U is a 12/24 volt, 800 watt-hour battery pack approximately the size and weight of a notebook computer. The battery is based on a new generation of lightweight, 30 ampere-hour cells developed by us over the last five years with partial funding by CECOM. Each BA-8180/U battery pack contains 24 cells.

     The battery has specific energy of up to 350 Wh/kg, which is substantially higher than that of any competing disposable battery available to the defense and security industries. By way of comparison, the BA-5590, a popular LiSO2 battery pack, has only 175 Wh/kg. Specific energy, or energy capacity per unit of weight, translates into longer operating times for battery-powered electronic equipment, and greater portability as well. Because of lower cost per watt-hour, the BA-8180/U can provide substantial cost savings to the Army when deployed for longer missions, even for applications that are not man-portable.

     During the second  half of 2002,  CECOM  assigned a National  Stock  Number
(NSN) to our Zinc-Air battery, making it possible to order and stock the battery for use by the Armed Forces. During the fourth quarter, CECOM assigned the designation BA-8180/U to our Zinc-Air battery, the first time an official US Army battery designation was ever assigned to a Zinc-Air battery.

     Also during the fourth quarter of 2002, CECOM provided us with a $2.54 million letter contract for delivery of BA-8180/U batteries and associated electrical interface adapters. The contract calls for order releases during the first three calendar quarters of 2003, with a current order ceiling of $2,543,250. Under the terms of the letter contract, a formal contract is to be entered into during the first quarter of 2003.

     Based on extensive contacts with the US and foreign military agencies, we believe that we will be able to develop a significant market for the BA-8180/U both in the US Armed Forces and abroad.

     Other AZAPP Products

     The BA-8180/U was the first battery approved for military use based on our 30Ah Zinc-Air cell. We have also developed, with partial funding from CECOM, a 12-cell, 12 volt battery using the same 30Ah Zinc-Air cell. This battery, called the AZAPP FB, is currently in limited production for field testing purposes.

     We are also working on two additional cell sizes. The first of these, a 20Ah cell, was developed for the Army's Land Warrior program, and some battery prototypes incorporating these cells have already been delivered to the Army under the terms of a Land Warrior subcontract that we received and completed in 2002.

     We have also completed the conceptual design of a 40Ah cell and a 24-cell battery pack incorporating such a cell. We hope to complete the design of this cell in 2003 and put it into production either in late 2003 or early 2004.

     Ancillary products

     In order to provide compatibility between the BA-8180/U and various items of military equipment, we will supply three types of electrical interface adapters for the BA-8180/U, including equipment-specific adapters for the AN/PRC-119 SINCGARS and SINCGARS ASIP tactical radio sets, and a generic interface for items of equipment that were designed to interface with a BA-5590 or equivalent battery. Each of the three interfaces was also assigned a national stock number (NSN) by CECOM. We will continue to develop interface adapters that for our batteries as the need arises.

     We have also developed interface adapters for other items of equipment which require higher power than the BA-8180/U can provide by itself. For example, we have developed a hybrid battery system comprising a BA-8180/U battery pack and two small rechargeable lead-acid packs. Even with the weight of the lead-acid batteries, this hybrid system powers a satellite communications terminal for significantly longer than an equivalent weight of BA-5590 LiSO2 battery packs. We have also developed experimental hybrid systems incorporating other rechargeable technologies, such as lithium-ion batteries and ultracapacitors.

     UAV/MAV

     We are currently under contract with the U.S. military and an Israeli security agency, to demonstrate the feasibility of Zinc-Air batteries for both unmanned aerial vehicles (UAV) and micro-air vehicles (MAV) platforms, respectively.

     Short-term development goals include the optimization and integration of cell components for performance and manufacturability. System-level objectives include refinement of battery envelope design and vehicle interfaces, and actual flight testing. We anticipate that the first fieldable batteries can be ready in 2004.

     UAVs

     Man-portable UAVs are considered to be an increasingly important battlefield tool for reconnaissance and surveillance of enemy positions. At present, power sources available to the military provide only marginally adequate operating times for these UAVs. For example, the Marine Corps' DragonEye system, operating off primary lithium batteries, can run for 30 to 60 minutes. We expect to achieve a cruise time of at least two hours using an equivalent weight of Zinc-Air cells.

     MAVs

     Development of electrically propelled MAVs has been hampered by the lack of a satisfactory battery solution. Achievement of our development targets will enable a Zinc-Air battery to power a typical 5-oz. MAV for as long as 30 minutes.

     Zinc-Air Power Packs (ZAPPs)

     During 2002 we developed a family of 12V batteries built around our high-power 4Ah metal cell. These batteries are aimed at the Homeland Security market and are designed to provide back-up power for portable 12V equipment such as handheld chemical or biological sensors. The first battery in this family to become ready for production is the ZAPP-48, which is a 14Ah battery capable of working at a continuous current of 2.5A.

     Market/Applications

     Being an external alternative to the popular lithium based BA-5590/U, the BA-8180 can be used in many applications operated by the 5590. The BA-8180/U can be used for a variety of military applications, including:

     o    Tactical radios

     o    SIGINT systems

     o    Training systems

     o    SATCOM radios

     o    Nightscope power

     o    Guidance systems

     o    Surveillance systems

     o    Sensors

     Competition

     The BA-8180/U is the only Zinc-Air battery to hold a US Army battery designation. It does, however, compete with other primary (disposable) batteries, and primarily lithium based batteries. In some cases, primarily in training missions, it will also compete with rechargeable batteries.

     Zinc-Air batteries are inherently safer in storage, transportation, use, and disposal, and are more cost effective. They are lightweight, with up to twice the energy capacity per pound of primary lithium battery packs. Zinc-Air batteries for the military are also under development by Rayovac Corporation. Rayovac's military Zinc-Air batteries utilize cylindrical cells, rather than the prismatic cells that we developed. While cylindrical cells may provide higher specific power than our prismatic cells, we believe they will generally have lower energy densities and be more difficult to manufacture.

     The most popular competing primary battery in use by the US Armed Forces is the BA-5590, which uses lithium-sulfur dioxide (LiSO2) cells. The largest suppliers of LiSO2 batteries to the US military are believed to be Saft America Inc and Eagle Picher Technologies LLC. The battery compartment of most military communications equipment, as well as other military equipment, is designed for the x90 family of batteries, of which the BA-5590 battery is the most commonly deployed. Another primary battery in this family is the BA-5390, which uses lithium-manganese dioxide (LiMnO2) cells. LiMnO2 batteries are most commonly supplied by Ultralife Batteries Inc,. Saft and Eagle Picher.

     Rechargeable batteries in the x90 family include lithium-ion and nickel-metal hydride batteries which may be used in training missions in order to save the higher costs associated with primary batteries. Because of the short usage time per charge cycle, rechargeable batteries are not considered suitable for use in combat.

     Our BA-8180 does not fit inside the battery compartment of any military equipment, and therefore is connected externally using an interface adapter that we also sell to the Army. Our battery offers greatly extended mission time, along with lower total mission cost, and these significant advantages often greatly outweigh the slight inconvenience of fielding an external battery.

     Technology

     All batteries convert chemical energy to electrical energy through two separate electrochemical reactions: one consuming electrons (at the cathode) and the other releasing them (at the anode). These half-cell reactions are physically separated within the battery, allowing ions to flow between them, but not electrons. It is this separation that allows a battery to produce electrical power: The electrons are made to do work on their journey to the other side of the battery by passing across an electrical load, such as a light bulb, motor, or other electrically powered component or device.

     Our Zinc-Air battery's superiority over other battery technologies lies in the underlying electrochemical make-up of a Zinc-Air cell. While other battery cells must carry the cathodic reagent - the active material that `consumes' the electrons freed at the anode - within the weight and volume of the battery, a Zinc-Air cell consumes oxygen that it extracts from the atmosphere.

     On the anode side, the reaction in the Zinc-Air cell is the same as that of the common alkaline battery, wherein zinc, the active anodic material, is
converted  to   zinc-oxide  by  reaction  with  hydroxyl  ions  present  in  the electrolyte.

     On the cathode side, the reaction in both the Zinc-Air and alkaline batteries involves the reduction of oxygen to create those hydroxyl ions. In the case of the alkaline battery, an oxidizing material (manganese dioxide) is deployed inside the cell to provide the oxygen. The Zinc-Air cell, on the other hand, employs an air-permeable, hydrophobic, catalytic membrane which extracts oxygen from the atmosphere.

     Thus, Zinc-Air has a weight and volume advantage over most other battery technologies, because one of its two active reagents, i.e., oxygen, adds no weight or volume within the cell. This frees up a lot of space inside the cell, which means that the zinc anode, our cell's energy storehouse, makes up most of the cell's weight and volume.

     In addition to outstanding performance, Zinc-Air technology boasts two additional features that make it extremely attractive for military and security use:

     o Safety: A Zinc-Air battery is an inherently safe battery, in storage, transportation, use, and disposal. The danger of fire, explosion or personnel exposure to hazardous materials is lower than in any other battery technology.

     o Environment-friendliness: Zinc-Air cells contain no added mercury or other hazardous elements such as lead or cadmium that are often used in batteries, and in fact Zinc-Air batteries can be disposed of with household trash.

     Manufacturing

     We have established a battery factory at our new location in Auburn, Alabama, where we have leased 15,000 square feet of light industrial space from the city of Auburn. We also have production capabilities for some battery components at the facility of EFL, our Israeli subsidiary, in Beit Shemesh, Israel.

Electric Vehicles

     Introduction

     We believe that environmental concerns and current and proposed legislation create incentives for fleet operators to use zero emission electric vehicles, and that the Electric Fuel Zinc-Air Energy System for electric vehicles is particularly suitable for use by such fleet operations. We believe the U.S. government will continue to use us as a subcontractor to develop electric vehicles, and we hope this support will create incentives for fleet operators (primarily bus and mass transit operators) to introduce electric vehicles into their fleets. We further believe that recent government interest in hydrogen fuel cells is to our benefit, since we believe that an examination of the advantages and disadvantages offered by both hydrogen fuel cells and the Electric Fuel Zinc-Air Energy System for electric vehicles demonstrates that our system offers a mature technology that is ready to be implemented in a short time frame, unlike hydrogen fuel cells, which we believe are decades away from being a practical and economic alternative to traditional petroleum-based fuel sources. Moreover, a recent study that we commissioned from consulting firm Arthur D. Little projected significant life cycle cost benefits for Zinc-Air when compared with hydrogen fuel cell technology over a five to ten year period.

The Electric Fuel Zinc-Air Energy System for Electric Vehicles

     The Electric Fuel Zinc-Air Energy System consists of:

     o an in-vehicle, Zinc-Air fuel cell unit consisting of a series of Zinc-Air cells and refuelable zinc-fuel anode cassettes;

     o    a  battery  exchange  unit  for  fast  vehicle   turn-around  that  is
          equivalent to the time needed to refuel a diesel-based bus refueling;

     o an automated battery refueling system for mechanically replacing depleted zinc-fuel cassettes with charged cassettes; and

     o a regeneration system for electrochemical recycling and mechanical repacking of the discharged fuel cassettes.

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

     During 2002, we successfully completed Phase II of our program with the U.S. Department of Transportation's Federal Transit Administration. Among the items successfully tested during Phase II were ultracapacitors designed to improve and increase the performance of our bus. During this performance testing, our bus was driven a record-breaking 127 miles, more than

100 of them under the rigorous stop-and-go diving conditions of the Society of Automotive Engineers' Central Business District (CBD) cycle with a full passenger load. We demonstrated our bus in a public demonstration in Las Vegas, Nevada in November 2001, and in Washington, D.C., on Capitol Hill, with the participation of certain members of the United States Senate, in March 2002. In October 2002, we received approval from the FTA to subcontract at least half of the $2 million budget associated with the new Phase III of our Electric Transit Bus Program (described below), with remainder of the budget shared by the partners in the program.

     Major Programs

     We  have  formed  several   strategic   partnerships  and  are  engaged  in
demonstration programs involving the Electric Fuel Zinc-Air Energy System for electric vehicles in various locations in the U.S. and Europe.

     The Department of Transportation-Federal Transit Administration Zinc-Air All Electric Transit Bus Program

     In the United States, our Zinc-Air technology is the focus of a Zinc-Air All Electric Bus demonstration program the costs and expenditures of which are 50% offset by subcontracting fees paid by the U.S. Department of Transportation's Federal Transit Administration. Phase I of the project, which was for $4 million, was completed in July 2000. Phase II of the project, which was for $2.7 million, was completed in July 2002, and subcontracting for Phase
III  was  approved  in  October  2002.

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

     The program, which includes General Electric and the Regional Transportation Commission of Southern Nevada (RTC) as project partners, seeks to demonstrate the ability of the Electric Fuel battery system to power a full-size, all-electric transit bus, providing a full day's range for heavy duty city and suburban routes, under all weather conditions. In November 1998, a consortium consisting of Electric Fuel, the Center for Sustainable Technology, L.L.C. and RTC received approval for $2 million in federal subcontracting fees for the $4 million Zinc-Air Electric Transit Bus Program (Phase I). Additional project partners included the Community College of Southern Nevada and the Desert Research Institute. We successfully completed this phase in July 2000.

     Phase II focused on conducting evaluation of the system and vehicle performance, including track testing and limited on-road demonstrations, and enhancing the all-electric propulsion system developed in Phase I. Phase II also included testing and comparing the incorporation of ultracapacitors and associated interface controls in the Zinc-Air fuel cell system. Phase II was completed in July 2002, after successfully meeting all the original performance designed requirements (as per the American Public Transport Association's standard for transit buses) without addition of the ultracapacitors, and exceeding them in tests with the introduction of ultracapacitors.

     The new Phase III effort, which was announced in October 2002, focuses on installation, testing and commissioning of new generation advanced ultracapacitors and associated interface controls. Advanced techniques will be used to implement control of the bus auxiliaries to optimize their efficiency and minimize energy consumption. The entire system will be analyzed, assessed and compared to previous configurations. Further evaluations of the system and vehicle performance, including track testing and limited on-road demonstrations, will also be carried out.

     We are the principal participant in Phase III, with overall technical and administrative responsibility. The responsibilities of General Electric relate to the auxiliary control system and the ultracapacitor configuration. The Regional Transportation Commission of Southern Nevada, which was also a project participant in Phase II, continues its role in leading the project's peer review committee.

     A performance evaluation test is anticipated to take place in Rome, New York in late 2003, where improvements over the previous configurations, if any, will be measured.

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

     All-Electric Hybrid Propulsion System for Transit Buses and Heavy Duty Vehicles - the BIRD Program

     We and General Electric are also jointly developing an all-electric, battery/battery-hybrid propulsion system for powering electric buses and heavy-duty trucks. In July 1998 the BIRD Foundation awarded the two companies funding for the joint development of the electric propulsion system. The first application for the system will be an all-electric, zero-emission, full-size transit bus, in the program subcontracted to us by the Federal Transit Administration of the U.S. Department of Transportation referred to above. Our portion of the project related to a mobile refueling system for the transit bus. The refueling system, build in two standard 40" containers, was commissioned and successfully demonstrated in the All Electric Bus project. General Electric's portion of the project was to develop the EMS Energy Management System, which manages and controls all the various energy suppliers and consumers of the bus. The EMS was tested successfully as part of the integration drives completed under phase I of the FTA project.

     Germany - Consortium Project

     In January 2000, we agreed to participate in a new cooperative, all-electric hybrid vehicle development and demonstration program in Germany. A consortium consisting of major German industrial firms such as DaimlerChrysler AG, EPCOS and Varta Batterie AG will implement the program. The German Post, which sponsored an extensive field test of our Zinc-Air fuel cell system for electric vehicles from 1995 through 1998, has also joined the consortium as an Advisory Partner. In January 2001, we received a DM 1 million ($469,000) order for Zinc-Air fuel-cells and zinc anodes that we delivered during 2001, and we completed this project with a successful on-road demonstration of our Zinc-Air van in December 2002.

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

     We believe that competing Zinc-Air technologies, such as those offered by Metallic Power (Carlsbad, California) and Powerzinc Electric (City of Industry, California), are at a much earlier stage of development, not just in terms of size and number of cells, modules and demonstrations in electric vehicles, but also in terms of the scale of development effort. We are not aware of a competing Zinc-Air development effort that could yield a product that is superior to ours in terms of vehicle performance or life-cycle cost.

     Marketing

     We plan to seek to expand our existing strategic alliances in Europe, the United States and the Far East, benefiting from experience gained in connection with the DOT/FTA and our alliances with General Electric and other key players in this market. We also intend to seek support of government agencies, electric utilities and zinc manufacturers.

Lifejacket Lights

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

Backlog

     We generally sell our products under standard purchase orders. Orders constituting our backlog are subject to changes in delivery schedules and are typically cancelable by our customers until a specified time prior to the scheduled delivery date. Accordingly, our backlog is not necessarily an accurate indication of future sales. As of December 31, 2001 and 2002, our backlog for the following year was approximately $1.0 million and $6.2 million, respectively.

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

Patents and Trade Secrets

     We rely on certain proprietary technology and seek to protect our interests through a combination of patents, trademarks, copyrights, know-how, trade secrets and security measures, including confidentiality agreements. Our policy generally is to secure protection for significant innovations to the fullest extent practicable. Further, we continuously seek to expand and improve the technological base and individual features of our products through ongoing research and development programs.

     We have been filing patents on our Zinc-Air fuel cell system for electric vehicles and on other aspects of our technology since 1990. These applications have resulted in 42 unexpired U.S. patents and 15 corresponding European patents. These patents cover various aspects of the Electric Fuel System technology, including the overall system, the zinc anode, including its physical and mechanical attributes, the construction of the air cathode, cell structure and arrangements, connectors, the automatic refueling system, zinc regeneration, and safety features, as well as our high-power zinc-oxygen battery for torpedoes, the use of our zinc in other alkaline batteries, and our water-activated magnesium-cuprous chloride batteries. These patents expire between 2007 and 2018.

     In addition to patent protection, we rely on the laws of unfair competition and trade secrets to protect our proprietary rights. We attempt to protect our trade secrets and other proprietary information through confidentiality and non-disclosure agreements with customers, suppliers, employees and consultants, and through other security measures. However, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce our intellectual property rights. Effective patent, trademark, copyright and trade secret protection may not be available in every country in which we offer or intend to offer our products and services to the same extent as in the United States. Failure to adequately protect our intellectual property could harm or even destroy our brands and impair our ability to compete effectively. Further, enforcing our intellectual property rights could result in the expenditure of significant financial and managerial resources and may not prove successful. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful.

Research and Development

     During the years ended December 31, 2000, 2001 and 2002, our gross research and product development expenditures were approximately $5.5 million, $4.2 million and 2.2 million, respectively, including research and development in discontinued operations. During these periods, the Office of the Chief Scientist of the Israel Ministry of Industry and Trade (the "Chief Scientist") participated in our research and development efforts relating to our consumer battery business, thereby reducing our gross research and product development expenditures in the amounts of approximately $763,000, $705,000 and $49,000, for the years 2000, 2001 and 2002, respectively. During 1998 the Israel-U.S.
Binational Industrial Research and Development Foundation (BIRD) also began participating in our research and development efforts by sponsoring a joint project to develop a hybrid propulsion system for transit buses with General Electric Corporate Research and Development. We received grants from BIRD totaling approximately $195,000, $0 and $0 during the years ended December 31, 2000, 2001 and 2002, respectively.

     Under the terms of the grants from the Chief Scientist and current Chief Scientist regulations, we are obligated to pay royalties at the rate of 3% of the sales of products developed from projects funded by the Chief Scientist for the first three years of sales, increasing thereafter, up to 3.5%. We currently pay royalties at the rates of 3.5% of Electric Vehicle revenues. The obligation to make such royalty payments ends when 100% of the amount granted (in New Israeli Shekels (NIS) linked to the U.S. dollar, plus interest (with respect to grants after January 1, 1999, at the LIBOR rate)) is repaid. The Government of Israel does not acquire proprietary rights in the technology developed using its funding, but certain restrictions with respect to the technology apply, including the obligation to obtain the Israeli Government's consent to manufacture the product based on such technology outside of Israel or to transfer the technology to a third party, which consent may be conditioned upon an increase in royalty rates or in the amount to be repaid. Current regulations require that, in the case of the approved transfer of manufacturing rights out of Israel, the maximum amount to be repaid through royalty payments will be increased to between 120% and 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel, and that an increased royalty rate of up to 5% will be applied. Through 2002, we have received an aggregate of $9.9 million from grants from the Chief Scientist.

     Under the terms of the grants from BIRD, we are obligated to pay royalties at the rate of 2-1/2% of the first year's gross sales and, in succeeding years, at the rate of 5% of gross sales until 100% of the grant has been repaid, at which point the repayment rate decreases to 2-1/2% of gross sales. The total amount to be repaid reaches a maximum of 150% of the grant if it takes five years or longer for the grant to be repaid. Should we sell any portion of the technology developed outright to a third party, one-half of all proceeds of the sale are applied as received on account of royalties. The repayment obligation is in U.S. dollars linked in value to the U.S. Consumer Price Index. Through 2002, we have received an aggregate of $772,000 from grants from BIRD.

Employees

     As of February 28, 2003, we had 152 full-time employees worldwide. Of these employees, 3 hold doctoral degrees and 20 hold other advanced degrees. Of the total, 18 employees were engaged in product research and development, 110 were engaged in production and operations, and the remainder in general and administrative functions. Our success will depend in large part on our ability to attract and retain skilled and experienced employees.

     We and the employees are not parties to any collective bargaining agreements. However, as many of our employees are located in Israel and employed by EFL or MDT, certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Manufacturers' Association of Israel) are applicable to EFL's and MDT's employees by order (the "Extension Order") of the Israeli Ministry of Labor and Welfare. These provisions principally concern the length of the work day and the work week, minimum wages for workers, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment, including certain automatic salary adjustments based on changes in the Israeli CPI.

     Israeli law generally requires severance pay upon the retirement or death of an employee or termination of employment without due cause; additionally, some of our senior employees have special severance arrangements, certain of which are described under "Item 11. Executive Compensation - Employment Contracts," below. We currently fund our ongoing severance obligations by making monthly payments to approved severance funds or insurance policies. In addition, Israeli employees and employers are required to pay specified sums to the National Insurance Institute, which is similar to the United States Social
Security Administration. Since January 1, 1995, such amounts also include payments for national health insurance. The payments to the National Insurance Institute are approximately 15.6% of wages, of which the employee contributes approximately 62% and the employer contributes approximately 38%. The majority of the permanent employees of EFL, and about a quarter of the permanent employees of MDT, are covered by "managers' insurance," which provides life and pension insurance coverage with customary benefits to employees, including retirement and severance benefits. We contribute 14.33% to 15.83% (depending on the employee) of base wages to such plans and the permanent employees contribute 5% of their base wages.

     In 1993, an Israeli court held that companies that are subject to the Extension Order are required to make pension contributions exclusively through contributions to Mivtachim Social Institute of Employees Ltd., a pension fund managed by the Histadrut. We subsequently reached an agreement with Mivtachim with respect to providing coverage to certain production employees and bringing ourselves into conformity with the court decision. The agreement does not materially increase our pension costs or otherwise materially adversely affect its operations. Mivtachim has agreed not to assert any claim against us with respect to any of our past practices relating to this matter. Although the arrangement does not bind employees with respect to instituting claims relating to any nonconformity by us, we believe that the likelihood of the assertion of claims by employees is low and that any potential claims by employees against us, if successful, would not result in any material liability to us.

ITEM 2. PROPERTIES

     Our New York headquarters, constituting approximately 4,000 square feet, are located in New York City and subleased on a month-to-month basis. The Auburn, Alabama research and manufacturing facility, constituting approximately 15,000 square feet, is leased from the City of Auburn through July 2004, with an option to extend the lease for an additional 1-1/2 years at the same rent and for another three years thereafter at a 10% rent increase. We also have an option to expand to 30,000 square feet, and we have free use of this additional space through mid-2004. Our management and administrative facilities and research, development and production facilities for the manufacture and assembly of our Survivor Locator Lights, constituting approximately 43,000 square feet, are located in Beit Shemesh, Israel, located between Jerusalem and Tel-Aviv (within Israel's pre-1967 borders). The lease for these facilities in Israel expires on December 31, 2007; we have the ability to terminate the lease every two years upon three months' written notice. Moreover, we may terminate the lease at any time upon twelve months written notice.

     Our IES subsidiary rents approximately 8,900 square feet of office and warehouse space in Littleton, Colorado, approximately ten miles outside of Denver, pursuant to a lease expiring in September 2005, with an option to extend the lease for an additional five years, or until September 2010. IES also holds an option under certain circumstances to rent an addition 3,200 square feet of contiguous space.

     Our MDT subsidiary rents approximately 20,000 square feet of office space in Lod, Israel, near Ben-Gurion International airport (within Israel's pre-1967 borders) pursuant to a lease renewable on an annual basis.

     We believe that our existing facilities are adequate to meet our current and foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS

     As of the date of this filing, there were no material pending legal proceedings against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since February 1994, our common stock has been traded on the Nasdaq National Market. Our Nasdaq ticker symbol is currently "ARTX"; prior to February 2003, our Nasdaq ticker symbol was "EFCX." The following table sets forth, for the periods indicated, the range of high and low closing prices of our common stock on the Nasdaq National Market System:

Year Ended December 31, 2002                    High        Low
                                                ----        ---
    Fourth Quarter..........................  $   1.06    $   0.61
    Third Quarter...........................  $   1.59    $   0.83
    Second Quarter..........................  $   1.68    $   0.73
    First Quarter...........................  $   2.20    $   1.42
Year Ended December 31, 2001
    Fourth Quarter..........................  $   2.43    $   1.30
    Third Quarter...........................  $   2.75    $   1.30
    Second Quarter..........................  $   3.95    $   2.30
    First Quarter...........................  $   8.00    $   3.50

     As of February 28, 2003 we had approximately 300 holders of record of our common stock.

     Our stock price is currently trading below $1.00, and has been since October 18, 2002. On December 6, 2002, Nasdaq notified us of our failure to meet the continued listing standards, and informed us that unless our stock closes for ten consecutive trading days with a bid price in excess of $1.00 prior to March 6, 2003 (subsequently extended, as a result of an amendment to Nasdaq's listing regulations, to June 4, 2003), Nasdaq would notify us of intent to delist our stock from the Nasdaq National Market. Should Nasdaq notify us of its intent to delist our stock, we would have the opportunity to appeal this notification, although there can be no assurances that this appeal would be resolved favorably.

     There can be no assurance that our common stock will remain listed on the Nasdaq National Market. If our common stock were to be delisted from the Nasdaq National Market, we might apply to be listed on the Nasdaq SmallCap market; however, there can be no assurance that we would be approved for listing on the Nasdaq SmallCap market, which has the same $1.00 minimum bid and other similar requirements as the Nasdaq National Market. If we were to move to the Nasdaq SmallCap market, current Nasdaq regulations would give us the opportunity to obtain an additional 180-day grace period and an additional 90-day grace period after that if we meet certain net income, shareholders' equity or market capitalization criteria. While our stock would continue to trade on the over-the-counter bulletin board following any delisting from the Nasdaq, any such delisting of our common stock could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public equity markets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - If our shares were to be delisted, our stock price might decline further and we might be unable to raise additional capital," below.

Dividends

     We have never paid any cash dividends on our common stock. The Board of Directors presently intends to retain all earnings for use in our business. Any future determination as to payment of dividends will depend upon our financial condition and results of operations and such other factors as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

     In December 2002, we issued and sold to three institutional investors (i) an aggregate $3,500,000 principal amount of 9% Secured Convertible Debentures due June 30, 2005; (ii) Series A Warrants to purchase an aggregate of 1,166,700 shares of our common stock at any time prior to December 31, 2007 at a price of $0.84 per share; (iii) Series B Warrants to purchase an aggregate of 1,166,700 shares of our common stock at any time prior to December 31, 2007 at a price of $0.89 per share; (iv) Series C Warrants to purchase an aggregate of 1,166,700 shares of our common stock at any time prior to December 31, 2007 at a price of $0.93 per share, and (v) an aggregate of 387,301 shares of common stock in prepayment of the first nine months of interest on the debentures. If we default under the provisions of the debentures, including (but not limited to) the default of an interest payment, failure to have an effective registration statement covering the resale of common shares upon conversion declared effective by January 1, 2004, and failure to remain listed on the Nasdaq (National Market or SmallCap), the principal amount of the Debenture may at the option of the holders thereof become immediately due and payable.

     We issued these securities in reliance on the exemption from registration provided by Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

Annual Shareholders Meeting

     We held our 2002 annual meeting of shareholders on June 12, 2002. Our 2003 Annual Meeting of Stockholders will be held on Monday, September 15, 2003 commencing at 10:00 a.m., local time, in the Ballroom of the Shelburne Murray Hill Hotel, 303 Lexington Avenue, New York, New York.

     In light of the foregoing and in accordance with Rules 14a-5(f) and 14a-8(e)(2) under the Securities Exchange Act of 1934, as amended, we will consider stockholder proposals submitted in connection with our 2003 Annual Meeting to have been submitted in a timely fashion if such proposals are received by us at our principal offices no later than April 8, 2003. If a proposal is received after April 8, 2003, the proxies designated by the Board of Directors of the Company will have discretionary authority to vote on the proposal under circumstances consistent with the proxy rules of the Securities and Exchange Commission.

     We expect to mail our Annual Report to Shareholders for the year ended December 31, 2002 along with the Notice and Proxy Statement of the 2003 Annual Meeting on or about August 6, 2003.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial information set forth below with respect to the consolidated financial statements for each of the four fiscal years in the period ended December 31, 2002, and with respect to the balance sheets at the end of each such fiscal year has been derived from our consolidated financial statements audited by Kost Forer & Gabbay, independent certified public accountants in Israel and a member firm of Ernst & Young Global.

     The results of operations, including revenue, operating expenses, and financial income of the consumer battery segment for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 have been reclassified in the accompanying statements of operations as discontinued operations. Our balance sheets at December 31, 2002, 2001, 2000, 1999 and 1998 give effect the assets of the consumer battery business as discontinued operations within current assets and liabilities. Thus, the financial information presented herein includes only continuing operations.

     The selected financial information set forth below with respect to the consolidated financial statements for the fiscal year ended December 31, 1998 and with respect to the balance sheet at the end of such fiscal year has been derived from our financial statements audited by Kesselman & Kesselman, independent certified public accountants in Israel and a member firm of PriceWaterhouseCoopers International Limited.

     The financial information set forth below is qualified by and should be read in conjunction with the Consolidated Financial Statements contained in Item 8 of this Report and the notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

                                                                             Year Ended December 31,
                                                    -------------------------------------------------------------------------
                                                       1998            1999           2000            2001            2002
                                                    ----------      ----------      ----------     -----------     ----------
                                                                  (dollars in thousands, except per share data)
Statement of Operations Data:
Revenues........................................    $    4,013      $    2,422      $    1,490     $    2,094      $    6,407
                                                    ----------      ----------      ----------     -----------     ----------
Research and development expenses and costs of
  revenues......................................         6,622           3,867           1,985          2,448           5,108
Selling, general and administrative expenses
  and amortization of intangible assets.........         3,561           2,754           3,434          3,934           5,982
                                                    ----------    ------------      ----------     ----------      ----------
Operating (loss)................................        (6,210)         (4,198)         (3,929)        (4,288)         (4,683)
Financial income, net...........................           652             190             544            263             100
                                                    ----------      ----------      ----------     ----------      ----------
Loss before taxes on income.....................        (5,558)         (4,008)         (3,385)        (4,026)         (4,583)
Taxes on income.................................           (43)              6               -              -               -
                                                    -----------     ----------      ----------     ----------      ----------
Net loss before minority interest in profit of
  subsidiary....................................        (5,515)         (4,014)         (3,385)        (4,026)         (4,583)
Minority interest in profit of subsidiary.......             -               -               -              -            (355)
                                                    ----------      ----------      ----------     ----------      -----------
Net loss from continuing operations.............        (5,515)         (4,014)         (3,385)        (4,026)         (4,938)
Net loss from discontinued operations...........        (3,018)         (2,902)         (8,596)       (13,261)        (13,566)
                                                    -----------     -----------     -----------    -----------     -----------
Net loss for the period.........................        (8,533)         (6,916)        (11,981)       (17,287)        (18,504)
Deemed dividend to certain shareholders of
  common stock..................................             -               -               -         (1,197)              -
                                                    ----------      ----------      ----------     -----------     ----------
Net loss attributable to shareholders of
  common stock .................................    $   (8,533)     $   (6,916)     $  (11,981)    $  (18,483)     $  (18,504)
                                                    ===========     ===========     ===========    ===========     ===========
Net loss per share for combined operations......    $    (0.61)     $    (0.48)     $    (0.62)    $    (0.76)     $    (0.57)
                                                    ===========     ===========     ===========    ===========     ===========
Weighted average number of common shares used
  in computing basic and diluted net loss per
  share (in thousands)..........................        14,013          14,334          19,243         24,200          32,382

                                                                               As At December 31,
                                                    -------------------------------------------------------------------------
                                                       1998            1999           2000            2001            2002
                                                    ----------      ----------      ----------     ----------      ----------
Balance Sheet Data:
Cash, cash equivalents, investments in
  marketable debt securities and restricted
  collateral deposits...........................    $    8,943      $    2,556      $   11,596     $   12,672      $    2,091
Receivables and other assets*...................         4,300           5,215          13,771         11,515           7,895
Property and equipment, net of depreciation.....         2,156           2,258           2,289          2,221           2,555
Goodwill and other intangible assets, net.......             -               -               -              -           7,522
                                                    ----------      ----------      ----------     ----------      ----------
Total assets....................................    $   15,399      $   10,029      $   27,656     $   26,408      $   20,063
                                                    ==========      ==========      ==========     ==========      ==========
Liabilities*....................................    $    4,818      $    5,787      $    7,578     $    7,000      $   11,025
Stockholders' equity............................        10,581           4,242          20,078         19,408           9,038
                                                    ----------      ----------      ----------     ----------      ----------
Total liabilities and stockholders equity*......    $   15,399      $   10,029      $   27,656     $   26,408      $   20,063
                                                    ==========      ==========      ==========     ==========      ==========

------------------------------------
 * Includes assets and liabilities from discontinued operations.

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

Critical Accounting Policies

     The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for bad debts and impairment of intangible assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results may differ from these estimates.

     We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue Recognition and Bad Debt

     We generate revenues primarily from sales of multimedia and interactive digital training systems and use-of-force simulators specifically targeted for law enforcement and firearms training and from service contracts related to such sales, from providing lightweight armoring services of vehicles, and, to a lesser extent, from sale of zinc-air battery products for defense applications and from development services and long-term arrangements subcontracted by the U.S government. We recognize revenues in respect of products when, among other things, we have delivered the goods being purchased and we believe collectibility to be reasonably assured. We do not grant a right of return to our customers. We perform ongoing credit evaluations of our customers' financial condition and we require collateral as deemed necessary. An allowance for doubtful accounts is determined with respect to those accounts that we have determined to be doubtful of collection. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required, and this might cause a revision of recognized revenues.

     Revenues from development services are recognized using contract accounting on a percentage of completion method, based on completion of agreed-upon milestones and in accordance with the "Output Method" or based on the time and material basis. Provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined.

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

     Goodwill

     Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired.

     As required by applicable accounting rules, we test goodwill for impairment at least annually and between annual tests in certain circumstances, and we write down goodwill when impaired, rather than amortizing it as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value with its carrying value. Fair value is determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units.

     The determination of the value of goodwill requires management to make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we could be required to record impairment charges. Any material change in our valuation of assets in the future and any consequent adjustment for impairment could have a material adverse impact on our future reported financial results.

     As a result of MDT and IES acquisitions, we recorded goodwill in the amount of $4,954,981 as of December 31, 2002.

     Impairment of long-lived assets and intangibles

     Long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. As of December 31, 2002, no impairment losses have been identified.

     The determination of the value of such long-lived and intangible assets requires management to make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we could be required to record impairment charges. Any material change in our valuation of assets in the future and any consequent adjustment for impairment could have a material adverse impact on our future reported financial results.

     As a result of MDT and IES acquisitions, we recorded intangible assets in the amount of $2.6 million as of December 31, 2002.

     Business Combinations

     We have accounted for the combination with IES and MDT utilizing the purchase method of accounting. The combination required management to estimate the fair value of the assets acquired and liabilities assumed. These estimates have been based on our business plans for the entity acquired. Should the actual use of assets or resolution of obligations differ from our estimates, revisions to the estimated fair values would be required. If a change in estimate occurs after one year following the acquisition, the change would be recorded in our statement of operations.

     Recent Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact on our results of operations or financial position.

Recent Developments

     German Police Order

     In January 2003, IES was awarded a $2.6 million contract to supply simulation training systems to the largest regional police division in Germany. The contract calls for delivery of several separate interactive training systems, with delivery dates ranging from April to September 2003 and payment dates due following delivery, testing and ascertainment of appropriate run capability of each system.

General

     During 2002, we acquired two new subsidiaries, IES and MDT, we closed our money-losing consumer battery operations, and we reorganized into two divisions:
Defense and Security Products and Electric Fuel Batteries. We have previously been organized into Instant Power, Electric Vehicles, and Defense and Security Products. Additionally, we focused on increasing our activities in the defense and security sectors, following the expansion of our battery development and procurement contracts with the US Army's Communications Electronics Command (CECOM) and other defense-related agencies, while searching for new opportunities to market our core Zinc-Air technology for commercial applications and to OEMs. With an expanded focus on defense and homeland security technology and business opportunities, we launched new Zinc-Air battery products designed to meet the requirements of this market. We also concentrated intensive efforts on various cost-cutting strategies, including downsizing staff in areas showing lower productivity and mandating participation among salaried employees in our options-for-salary plan, whereby employees permanently waived a portion of their salaries (generally between 15% and 25%) in exchange for options to purchase shares of our common stock at a ratio of options to purchase 2.5 shares of our stock for each dollar in salary waived. These options are issued at a market value exercise price, so that they are not recorded as an expense on our financials. This program ended at the end of 2002.

     In conjunction with these cost-cutting efforts and with the movement of our activities away from consumer sales and in the direction of defense and security products and services, we decided during the third quarter of 2002 to discontinue retail sales of our consumer battery products, effective in October 2002. As a result of this decision, more than 60 employees were terminated. The discontinuation of the consumer retail products resulted in a one-time, pre-tax charge of approximately $7.1 million during 2002, reflecting a write-down of inventory and net fixed assets as well as costs associated with the reduction in our workforce. Almost all these charges were non-cash impacting items.

     Our line of existing battery products for the military and defense sectors includes 12/24V, 30/60Ah Advanced Zinc-Air Power Packs (AZAPPs) utilizing our most advanced cells (which have specific energy of 400 Wh/kg), a line of super-lightweight AZAPPs that feature the same 400 Wh/kg cell technology in new 16Ah cells, and our new, high-power 12V Zinc-Air Power Packs (ZAPPs), which offer extended-use 12V portable power and current ratings up to 3.5A, using our commercial Zinc-Air cell technology.

     Our Electric Fuel Batteries Division is continuing with the production of Zinc-Air fuel cell packs for the U.S. Army's Communications Electronics Command (CECOM). The 12/24 volt, 800 watt-hour battery pack for battlefield power, which is based on our Zinc-Air fuel cell technology, is approximately the size and weight of a notebook computer. The battery is based on a new generation of lightweight, 30 ampere-hours cells developed by us for both military and future commercial products with high energy requirements.

     In December 2002, we entered into a contract with the US Army Communications Electronic Command (CECOM) pursuant to 10 U.S.C. ss. 2304c(2), "Unusual and Compelling Urgency," for a delivery order of advanced Zinc-Air batteries.

     The contract calls for order releases during the first three calendar quarters of 2003, with a current order ceiling of $2,543,250.

     Under the terms of the contract, we will produce and supply the BA-8180/U Zinc-Air Nonrechargeable Battery. BA-8180/U is the new Army designation for Electric Fuel's Model FC Advanced Zinc-Air Power Pack, as it was previously known during its development phase. In addition, we will supply three types of electrical interface adapters for the BA-8180/U, including equipment-specific adapters for the AN/PRC-119 SINCGARS and SINCGARS ASIP tactical radio sets, and a generic interface for items of equipment that were designed to interface with a BA-5590 or equivalent battery. Each of the three interfaces was also assigned a national stock number (NSN) by CECOM. The BA-8180/U was assigned an NSN in August 2002.

     The BA-8180/U is a 12/24 volt, 800 watt-hour battery pack approximately the size and weight of a notebook computer. The battery is based on a new generation of lightweight, 30 ampere-hours cells that we developed over the last five years with partial funding by CECOM. In extensive field testing, the BA-8180/U battery typically provided 4 to 6 times the run time of a BA-5590, a primary lithium battery pack widely used in the military.

     Additionally, the Electric Fuel Batteries Division is continuing with the introduction of the new emergency lights for the marine life jackets market.

     In July 2002, our existing research and development contract with CECOM was modified to provide us with additional funding of ten thousand dollars in order to develop prototype zinc air batteries for battlefield drones. As a result, we developed and plan to produce advanced zinc-air batteries for unmanned air vehicles (UAVs) and micro air vehicles (MAVs). The new batteries will provide the military's man-portable battlefield drones with longer range and flying time than existing battery alternatives. Our solutions for UAVs and MAVs are high-power, lightweight versions of our most advanced zinc-air cells, which have specific energy of 400 Wh/kg.

     Our Electric Fuel Batteries Division is also continuing its American all-electric transit bus demonstration project, subcontracted by the Federal Transit Administration (FTA). We successfully completed Phase I in June 2000 and Phase II of the FTA program in July 2002, and have recently received approval of subcontracting fees from the FTA to begin Phase III of the program, which will focus on an evaluation of the performance of Zinc-Air battery propulsion systems for transit buses; the installation of new advanced ultra capacitors; and the implementation of an advanced control system for auxiliaries.

     During 2002, we continued to invest in strengthening our intellectual property position. We have 42 unexpired U.S. patents and 15 corresponding European patents issued covering general aspects and various applications of our Zinc-Air technology; these patents expire between 2007 and 2018.

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

     We incurred significant operating losses for the years ended December 31, 2000, 2001 and 2002. While we expect to continue to derive revenues from the sale of defense and security products that we manufacture (directly and through our subsidiaries) and from components of the Electric Fuel Electric Vehicle System, there can be no assurance that we will ever derive such revenues or achieve profitability.

Functional Currency

     We consider the United States dollar to be the currency of the primary economic environment in which we and our Israeli subsidiary Electric Fuel (E.F.L) Ltd. ("EFL") operate and, therefore, both we and EFL have adopted and are using the United States dollar as our functional currency. Transactions and balances originally denominated in U.S. dollars are presented at the original amounts. Gains and losses arising from non-dollar transactions and balances are included in net income.

     The majority of financial transactions of MDT is in New Israel Shekels ("NIS") and a substantial portion of MDT's costs is incurred in NIS. Management believes that the NIS is the functional currency of MDT. Accordingly, the financial statements of MDT have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts has been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive loss in shareholders' equity.


Results of Operations

     Preliminary Note

     Results for the year ended December 31, 2002 include the results of IES and MDT for such period as a result of our acquisitions of these companies early in the third quarter of 2002. The results of IES and MDT were not included in our operating results for the year ended December 31, 2001. Accordingly, the following year-to-year comparisons should not necessarily be relied upon as indications of future performance.

     In addition, results are net of the operations of the retail consumer battery products, which operations were discontinued in the third quarter of 2002.

     Fiscal Year 2002 compared to Fiscal Year 2001

     Revenues. Revenues from continuing operations for the year ended December 31, 2002 totaled $6.4 million, compared to $2.1 million for 2001, an increase of $4.3 million, or 206%. This increase was primarily the result of the inclusion of IES and MDT in our results in 2002.

     During 2002, we recognized revenues from the sale of interactive use-of-force training systems (through our IES subsidiary), from payments under vehicle armoring contracts (through our MDT subsidiary), and from the sale of lifejacket lights, as well as under contracts with the U.S. Army's CECOM for deliveries of batteries and for design and procurement of production tooling and equipment. We also recognized revenues from subcontracting fees received in connection with Phase II of the United States Department of Transportation (DOT) program, which began in the fourth quarter of 2001 and was completed in July 2002, and Phase III of the DOT program, which began in October 2002. We participate in this program as a member of a consortium seeking to demonstrate the ability of the Electric Fuel battery system to power a full-size, all-electric transit bus. The total program cost of Phase II was $2.7 million, 50% of which was covered by the DOT subcontracting fees. Subcontracting fees cover less than all of the expenses and expenditures associated with our participation in the program. In 2001, we derived revenues principally from the sale of lifejacket lights, under contracts with the U.S. Army's CECOM for deliveries of batteries and for design and procurement of production tooling and equipment and from subcontracting fees received in connection with the DOT program.

     In 2002, revenues were $4.7 million for the Defense and Security Products Division (compared to $0 in 2001), due to the inclusion of IES and MDT in our 2002 results, and $1.7 million for the Electric Fuel Batteries Division (compared to $2.1 million in the comparable period in 2001, a decrease of $411,000, or 20%), due primarily to revenues from a German consortium project relating to our electric vehicle that were included in 2001 but that did not exist in 2002.

     Cost of revenues and gross profit. Cost of revenues totaled $4.4 million during 2002, compared to $2.0 million in 2001, an increase of $2.4 million, or 122%, due to the inclusion of IES and MDT in our 2002 results.

     Direct expenses for our two divisions during 2002 were $4.4 million for the Defense and Security Products Division (compared to $0 in 2001), due to the inclusion of IES and MDT in our 2002 results, and $3.1 million for the Electric Fuel Batteries Division (compared to $2.3 million in the comparable period in 2001, an increase of $767,000, or 33%), due primarily to the following factors:

     o We began to ramp up production at our CECOM facility in Alabama in anticipation of the CECOM order that we received in December 2002; and

     o We wrote off certain disqualified CECOM inventory in the amount of $116,000.

     Gross profit was $2.0 million during 2002, compared to $101,000 during 2001, an increase of $1.9 million. This increase was the direct result of all factors presented above, most notably the inclusion of IES and MDT in our 2002 results.

     Research and development expenses. Research and development expenses for 2002 were $686,000, compared to $456,000 in 2001, an increase of $230,000, or
50%. This increase was primarily the result of the inclusion of IES in our 2002 results.

     Sales and marketing expenses. Sales and marketing expenses for 2002 were $1.3 million, compared to $106,000 in 2001, an increase of $1.2 million, or 1,136%, primarily attributable to the increase in marketing consultants and other expenses, such as travel, for our Electric Fuel Battery Division as well as due to the inclusion of IES and MDT in our 2002 results.

     General and administrative expenses. General and administrative expenses for 2002 were $4.0 million compared to $3.8 million in 2001, an increase of $196,000, or 5%. This increase was primarily attributable to the inclusion of IES and MDT in our results beginning with the third quarter, which increased general and administrative expenses by approximately $839,000. This increase was offset by decrease in general and expenses of $643,000, resulting from:

     o the dismissal of our litigation with Electrofuel Inc., which resulted in a decrease in litigation-related legal expenses; and

     o the settlement of our dispute with a former employee on terms that resulted in a savings to us over the amount that we had set aside on our books.

     Financial income. Financial income, net of interest expenses and exchange differentials, totaled approximately $100,000 in 2002 compared to $263,000 in 2001, a decrease of $163,000, or 62%. This decrease was due primarily to lower interest rates and lower balances of invested funds as a result of our use of the proceeds of private placements of our securities.

     Income taxes. We and our Israeli subsidiary EFL incurred net operating losses during 2002 and 2001 and, accordingly, we were not required to make any provision for income taxes. MDT had taxable income, but we may use EFL's losses to offset MDT's income, and accordingly MDT has made no provision for income taxes.

     Amortization of intangible assets. Amortization of intangible assets totaled $643,000 in 2002, compared to $0 in 2001, due to the inclusion of IES and MDT in our 2002 results.

     Net loss from continuing operations. Due to the factors cited above, we reported a net loss from continuing operations of $4.9 million in 2002, compared to a net loss of $4.0 million in 2001, an increase of $913,000, or 22%.

     Net loss from discontinued operations. In the third quarter of 2002, we decided to discontinue operations relating to the retail sales of our consumer battery products. Accordingly, all revenues and expenses related to this segment have been presented in our consolidated statements of operations for the year ended December 31, 2002 in an item entitled "Loss from discontinued operations."

     Net loss from discontinued operations in 2002 was $13.6 million, compared to $13.3 million in 2001, an increase of $306,000, or 2%. This increase was the result of a write-off of fixed inventory and assets in the amount of $7.1 million in connection with our discontinuation of the operations relating to the retail sales of our consumer battery products at the end of the third quarter of 2002, which was not entirely offset by the elimination of the losses from these discontinued operations beginning with the fourth quarter of 2002.

     Net loss. Due to the factors cited above, we reported a net loss of $18.5 million in 2002, compared to a net loss of $18.5 million in 2001.

     Fiscal Year 2001 compared to Fiscal Year 2000

     Preliminary Note. We have broken down the results for the years ended December 31, 2001 and 2000 in accordance with the continuing operations divisions that we maintained at the time: Electric Vehicle, and Defense and Security Products (which at the time consisted of only our CECOM batteries and our water-activated batteries). Beginning in 2002, both of these divisions were combined into a single division called Electric Fuel Batteries. It is therefore appropriate to compare our overall results from continuing operations in 2001 and 2000 with the results of our Electric Fuel Battery Division in 2002.

     Revenues. Revenues from continuing operations for the year ended December 31, 2001 totaled $2.1 million, compared to $1.5 million for 2000, an increase of $604,000, or 40%.

     During 2001, we recognized revenues from continuing operations from the sale of lifejacket lights and portable high-power zinc-air fuel cell packs for military use. We also recognized revenues from subcontracting fees received in connection with the United States Department of Transportation (DOT) program which began in 1998 and, after we completed Phase I in July of 2000, was extended in the fourth quarter of 2000. We participate in this program as a member of a consortium seeking to demonstrate the ability of the Electric Fuel battery system to power a full-size, all-electric transit bus. The total program cost of Phase II is approximately $2.7 million, 50% of which will be covered by the DOT subcontracting fees. Subcontracting fees cover less than all of the expenses and expenditures associated with our participation in the program. We also received electric vehicle revenues during 2001 from our German consortium
(EFRB) project. In 2000, we derived revenues from continuing operations principally from the sale of lifejacket lights. Additionally, we also recognized revenues from activities related to the DOT program.

     In 2001, revenues were $894,000 for the Electric Vehicle Division (compared to $310,000 in 2000, an increase of $584,000, or 188%) and $1.2 million for the Defense and Security Products Division (formerly known as the Defense and Safety Products Division) (compared to $1.2 million in 2000, unchanged).

     The increase in revenues from the Electric Vehicle Division in 2001 was the result of our having received the German consortium (EFRB) project, described above. This project generated revenues of $471,000 in 2001.

     Cost of revenues and gross profit. Cost of revenues totaled $2.0 million during 2001, compared to $1.5 million in 2000, an increase of $506,000, or 34%. This increase was primarily the result of the increase in our Electric Vehicle revenues in 2001, as described above, which also resulted in an increase in cost of goods sold.

     Gross profit was $101,000 during 2001, compared to $4,000 during 2000, an increase of $97,000. This increase was the direct result of all factors presented above, most notably the increased electric vehicle revenues during 2001 from our German consortium (EFRB) project.

     Research and development expenses, net. Research and development expenses less royalty-bearing grants for 2001 were $456,000, compared to $499,000 in 2000, a decrease of $43,000, or 9%.

     Research and development expenses were reduced by $0 of royalty bearing grants from the BIRD Foundation during 2001 (compared to $195,000 in 2000).

     Direct expenses for our two divisions for the fiscal year ended December 31, 2001 were $907,000 for the Electric Vehicle Division ($634,000 in 2000, an increase of $273,000, or 43%), and $1.4 million for the Defense and Security Products Division ($1.1 million in 2000, an increase of $268,000, or 24%). The increase of expenses in the Electric Vehicle Division was the result of progress that was made in phase II of the FTA program and the German program.

     Net costs of fixed assets (net of accumulated depreciation) at December 31, 2001 in the Electric Vehicle and Defense and Security Products Divisions were $666,000 and $853,000, respectively.

     Selling expenses. Selling expenses for the year ended December 31, 2001 were $106,000, compared to $127,000 in 2000, a decrease of $21,000, or 16%.

     General and administrative expenses. General and administrative expenses for 2001 were $3.8 million compared to $3.3 million in 2000, an increase of $521,000, or 16%. This increase in expenses was the result of the following factors (in descending order of importance):

     o Increases in management salaries and in accruals related to our senior employees, accounting for approximately $150,000 of the increase in general and administrative expenses;

     o Non-cash write-down of notes receivable from certain stockholders reflecting a diminution in the market value of securities collateralizing such notes, accounting for approximately $100,000 of the increase in general and administrative expenses; and

     o    An increase in expenses related to travel, consultants,  and directors
          and  officers  liability   insurance,   accounting  for  approximately
          $200,000 of the increase in general and administrative expenses.

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

     Income taxes. We and our Israeli subsidiary EFL incurred net operating losses during 2001 and 2000 and, accordingly, we were not required to make any provision for income taxes.

     Net loss from continuing operations. Due to the factors cited above, particularly the increase in general and administrative expenses and the decrease in financial income, we reported a net loss of $4.0 million in 2001, compared to a net loss of $3.4 million in 2000, an increase of $641,000, or 19%.

     Net loss from discontinued operations. Net loss from discontinued operations was $13.3 million in 2001, compared to $8.6 million in 2000, an increase of $4.7 million, or 55%. This increase was primary the result of the following factors (in descending order of importance):

     o Our sales and marketing expenses increased in 2001 compared to 2000, primarily because of increased sales and marketing expenses in the United States and the United Kingdom, accounting for an increase in sales and marketing of approximately $2.1 million;

     o Our revenues derived from discontinued operations were lower by an amount of $620,000, primarily because a single large order that we received from one customer (Wal-Mart) during 2000 was not repeated in 2001, thereby resulting in fewer products sold. An additional factor in the decrease in revenues was our reduction in the price at which we sold our products during 2001, which resulted in lower revenues from the products we did sell;

     o Products that we had sold that were still subject to possible return continued to be carried as inventory. Once it was clear that these products would not be returned, we decreased the inventory, resulting in an increase in cost of revenues of approximately $615,000;

     o We took an inventory write-off as a result of a decision to discontinue production and sale of most disposable battery products in response to low consumer demand for those products, accounting for an increase in cost of revenues of approximately $440,000;

     o When we lowered the retail prices of our products, we recognized losses on those of our products that we carried in inventory due to the principle of presenting inventory at the lower of cost or market value, accounting for an increase in cost of revenues of approximately $400,000;

     o We increased our accruals for doubtful debts because a greater portion of our accounts receivable was aged over six months, accounting for approximately $300,000 of the increase in general and administrative expenses;

     o We concentrated on production of chargers, which were more popular than disposable batteries but which have higher production costs and hence a higher gross loss than do the disposable batteries that we emphasized in 2000, accounting for an increase in cost of revenues of approximately $300,000; and

     o Some of our equipment began to be depreciable beginning in the second half of 2001, which resulted in an increase in our cost of revenues during 2001 of the amount of the depreciation, which was approximately $200,000.

     The above factors were offset to some extent by reduction in research and development expenses related to our discontinued operation in 2001 compared to 2000, primarily as a result of our move from a company primarily engaged in research and development to a company engaged in production.

     Net loss. Due to the factors cited above, we reported a net loss of $17.3 million in 2001 (without taking into account a deemed dividend to certain shareholders as a result of the repricing of warrants held by certain of our investors, as described in Note 12.g.2 of the Notes to the Consolidated Financial Statements), compared to a net loss of $12.0 million in 2000, and increase of $5.3 million, or 44%.

Liquidity and Capital Resources

     As of December 31, 2002, we had cash and cash equivalents of approximately $1.5 million, and certificates of deposit due within one year amounting to $633,000, compared with $12.7 million as of December 31, 2001, a decrease of $11.2 million, or 88%. The decrease in cash was primarily the result of losses incurred in our consumer battery division, which we shut down in the third quarter of 2002, and the costs of the acquisitions of IES and MDT.

     We used available funds in 2002 primarily for the acquisition of IES and MDT, and other working capital needs. We increased our investment in fixed assets by $667,000 (including fixed assets used in discontinued operations) during the year ended December 31, 2002, primarily in the Electric Fuel Batteries Division. Our fixed assets amounted to $2.6 million as at year end after the write-off of net fixed assets in the amount of $4.5 million due to discontinuation of our consumer battery business.

     Net cash used in operating activities from continuing operations for 2002 and 2001 was $3.5 million and $2.5 million, respectively, an increase of $1.0 million, or 40%. This increase was primarily the result of an increased net loss, an increase in inventory and a decrease in accounts payable and in accruals in comparison to 2001.

     Net cash used in investing activities for 2002 and 2001 was $5.4 million and $1.3 million, respectively, an increase of $4.1 million, or 319%. This increase was primarily the result of our investment in the acquisition of IES and MDT.

     Net cash provided by financing activities for 2002 and 2001 was $3.1 million and $15.7 million, respectively, a decrease of $12.6 million, or 80%. This decrease was primarily the result of lower amounts of funds raised through sales of our common stock in 2002 compared to 2001.

     Our Israeli subsidiary EFL presently has a line of credit with the First International Bank of Israel Ltd. (FIBI) of up to $750,000, secured by such security as we and the bank shall agree upon from time to time. This credit facility imposes financial and other covenants on Arotech and EFL. As of December 31, 2002, the bank had issued letters of credit and bank guarantees totaling approximately $35,000.

     During  2002,  certain  of  our  employees   exercised  options  under  our
registered employee stock option plan. The proceeds to us from the exercised options were approximately $113,000.

     On January 15, 2002 we issued and sold to Grenville Finance Ltd., for an aggregate purchase price of $750,000, an aggregate of 441,176 shares of common stock.

     On January 23, 2002 we issued and sold to various institutional investors affiliated with the Special Situation funds, for an aggregate purchase price of $2,480,000, an aggregate of 1,600,000 shares of common stock.

     On December 31, 2002 we issued and sold to various institutional investors we issued and sold to three institutional investors an aggregate $3,500,000 principal amount of 9% Secured Convertible Debentures due June 30, 2005, as more fully described under "Item 5. Market For Registrant's Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities," above.

     We have approximately $4.0 million in long term debt outstanding, and approximately $1.3 million in short-term debt.

     Approximately 22.9% of the stock of our Israeli-based subsidiary EFL is deemed to be beneficially owned (directly, indirectly or by application of certain attribution rules) by four United States citizens: Leon S. Gross, Austin
W. Marxe and David M. Greenhouse, and Robert S. Ehrlich. (Information with respect to the stockholdings of Messrs. Marxe and Greenhouse is based on a
Schedule 13G filed with the Securities and Exchange Commission on February 11, 2002, as amended on February 13, 2003.) If at any time in the future, more than 50% of either (i) the voting power of our stock, or (ii) the total value of our stock, is held or deemed to be held by five or fewer individuals (including, if applicable, those individuals who currently own an aggregate of 22.9% of our stock) who are United States citizens or residents, EFL would satisfy the foreign personal holding company stock ownership test under the Internal Revenue Code and we could be subject to additional U.S. taxes on any undistributed foreign personal holding company income of EFL. For 2002, EFL had no income which would qualify as undistributed foreign personal holding company income. However, no assurance can be given that in the future EFL will not have income that qualifies as undistributed foreign personal holding company income.

     We believe that our present cash position and anticipated cash flows from operations should be sufficient to satisfy our estimated cash requirements through the next year.

Impact of Inflation and Currency Fluctuations

     Historically, the majority of our revenues have been in U.S. dollars. The United States dollar cost of our operations in Israel, with regard to expenses incurred in NIS, is influenced by the extent to which an increase in the rate of inflation in Israel is not offset by the devaluation of the NIS in relation to the dollar. In the past two years, inflation in Israel has been more than fully compensated by the devaluation of the NIS and, accordingly, the dollar cost of our NIS expenses has decreased. Even if the recent trend is reversed (as was the case in previous years), we do not believe that continuing inflation in Israel or delays in the devaluation of the NIS are likely to have a material adverse effect on us, except to the extent that such circumstances have an impact on Israel's economy as a whole. In the years ended December 31, 2000, 2001 and 2002, the annual rates of inflation in Israel were 0.0%, 1.4% and 6.5%, respectively, compared to the devaluation of the NIS against the dollar during such periods of (2.7)%, 9.3% and 7.3%, respectively. Additionally, our $2.6 million contract to supply simulation training systems to the largest regional police division in Germany is denominated in Euros.

Effective Corporate Tax Rate

     Our production facilities in Israel have been granted "Approved Enterprise" status under the Israel Law for Encouragement of Capital Investments, 5719-1959, and consequently are eligible for certain tax benefits for seven to ten years after they first generate taxable income (provided the maximum period as prescribed by law has not elapsed). Under this law, a company may either accept government grants and receive a reduced tax rate, or forego government grants and receive an alternate package of tax benefits that includes a complete exemption from certain taxes. We have elected to receive a grant of funds together with a reduced tax rate for the aforementioned period.

     EFL's effective corporate tax rate may be affected by the classification of certain items of income as being "approved income" for purposes of the Approved Enterprise law, and hence subject to a lower tax rate (25% to 10%, depending on the extent of foreign ownership of EFL - presently 15%) than is imposed on other forms of income under Israeli law (presently 36%). The effective tax upon income we distribute to our stockholders would be increased as a result of the withholding tax imposed upon dividends distributed by EFL to Arotech, resulting in an overall effective corporate tax rate of approximately 28% for income arising from EFL's Approved Enterprises and 44% regarding other income.

     Arotech and EFL have incurred net operating losses or had earnings arising from tax-exempt income during the years ended December 31, 2000, 2001 and 2002 and accordingly no provision for income taxes was required. Taxes in these entities paid in 2000, 2001 and 2002 are primarily composed of United States federal alternative minimum taxes.

     As of December 31, 2002, we had U.S. net operating loss carry forwards of approximately $15 million that are available to offset future taxable income, expiring primarily in 2015, and foreign net operating loss carry forwards of approximately $93 million, which are available indefinitely to offset future taxable income.

                                  RISK FACTORS

     The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Report and presented elsewhere by management from time to time.

Business-Related Risks

     We have had a history of losses and may incur future losses.

     We were incorporated in 1990 and began our operations in 1991. We have funded our operations principally from funds raised in each of the initial public offering of our common stock in February 1994; through subsequent public and private offerings of our common stock and equity and debt securities convertible into shares of our common stock; research contracts and supply contracts; funds received under research and development grants from the Government of Israel; and sales of products that we and our subsidiaries manufacture. We incurred significant operating losses since our inception. Additionally, as of December 31, 2002, we had an accumulated deficit of approximately $100.7 million. There can be no assurance that we will ever achieve profitability or that our business will continue to exist. Additionally, because we do not presently meet the transaction requirements for filing registration statements for primary offerings of our securities on the simpler Form S-3 registration statement, raising capital through sales of our securities may be more difficult in the future than it has been in the past.

     Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

     Our indebtedness, including the aggregate principal amount of the debentures sold by us in December 2002, aggregated approximately $5.3 million as of December 31, 2002. Accordingly, we are subject to the risks associated with indebtedness, including:

     o we must dedicate a portion of our cash flows from operations to pay debt service costs and, as a result, we have less funds available for operations, future acquisitions of consumer receivable portfolios, and other purposes;

     o it may be more difficult and expensive to obtain additional funds through financings, if available at all;

     o we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

     o if we default under any of our existing debt instruments or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

     The occurrence of any of these events could materially adversely affect our results of operations and financial condition and adversely affect our stock price.

     The agreements governing the terms of our debentures contain numerous affirmative and negative covenants that limit the discretion of our management with respect to certain business matters and place restrictions on us, including obligations on our part to preserve and maintain our assets and restrictions on our ability to incur or guarantee debt, to merge with or sell our assets to another company, and to make significant capital expenditures without the consent of the debenture holders. Our ability to comply with these and other provisions of such agreements may be affected by changes in economic or business conditions or other events beyond our control.

     Failure to comply with the terms of our debentures could result in a default that could have material adverse consequences for us.

     A failure to comply with the obligations contained in our debenture agreements, including a failure to have our registration statement registering the shares underlying our debentures and the warrants issued as part of the debenture financing declared effective by the SEC on or before January 1, 2004, could result in an event of default under such agreements which could result in an acceleration of the debentures and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. If the indebtedness under the debentures or other indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay in full such indebtedness. The foregoing description of our agreement with our debenture holders is qualified in its entirety by reference to the agreements with our debenture holders filed as exhibits to our Current Report on Form 8-K that we filed with the SEC on January 6, 2003.

     We have pledged a substantial portion of our assets to secure our borrowings.

     The debentures are secured by a substantial portion of our assets. If we default under the indebtedness secured by our assets, those assets would be available to the secured creditor to satisfy our obligations to the secured creditor, which could materially adversely affect our results of operations and financial condition and adversely affect our stock price.

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

     Prior to the IES and MDT acquisitions, our primary business was the marketing and sale of products based on primary and refuelable Zinc-Air fuel cell technology and advancements in battery technology for defense and security products and other military applications, electric vehicles and consumer electronics. As a result of the IES and MDT acquisitions, a substantial component of our business will be the marketing and sale of hi-tech multimedia and interactive digital solutions for training military, law enforcement and security personnel and sophisticated lightweight materials and advanced engineering processes used to armor vehicles. These are new businesses for us and our management group has limited experience operating these types of businesses. Although we have retained the management personnel at IES and MDT, we cannot assure that such personnel will continue to work for us or that we will be successful in managing this new business. If we are unable to successfully operate these new businesses, especially the business of IES, our business, financial condition and results of operations could be materially impaired.

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

     Part of our strategy is to grow through the acquisition of companies that will complement our existing operations or provide us with an entry into markets we do not currently serve. Growth through acquisitions involves substantial risks, including the risk of improper valuation of the acquired business and the risk of inadequate integration. There can be no assurance that suitable acquisition candidates will be available, that we will be able to acquire or manage profitably such additional companies or that future acquisitions will produce returns that justify our investments therein. In addition, we may compete for acquisition and expansion opportunities with companies that have significantly greater resources than we do. Furthermore, acquisitions could disrupt our ongoing business, distract the attention of our senior managers, make it difficult to maintain our operational standards, controls and procedures and subject us to contingent and latent risks that are different, in nature and magnitude, than the risks we currently face.

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

     Most of IES's customers to date have been in the public sector of the U.S., including the federal, state and local governments, and in the public sectors of a number of other countries, and most of MDT's customers have been in the public sector in Israel. A significant decrease in the overall level or allocation of defense spending or law enforcement in the U.S. or other countries could have a material adverse effect on our future results of operations and financial condition.

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

     Regulations in Europe, Israel, the United States and other countries impose various controls and requirements relating to various components of our business. While we believe that our current and contemplated operations conform to those regulations, we cannot assure you that we will not be found to be in non-compliance. We have applied for, and received, the necessary permits under the Israel Dangerous Substances Law, 5753-1993, required for the use of potassium hydroxide and zinc metal. However, there can be no assurance that changes in these regulations or the adoption of new regulations will not impose costly compliance requirements on us, subject us to future liabilities, or restrict our ability to operate our business.

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

     We are highly dependent on certain members of our management and engineering staff, and the loss of the services of one or more of these persons could adversely affect us. We are especially dependent on the services of our Chairman, President and Chief Executive Officer, Robert S. Ehrlich. The loss of Mr. Ehrlich could have a material adverse effect on us. We are party to an employment agreement with Mr. Ehrlich, which agreement expires at the end of 2003. We do not have key-man life insurance on Mr. Ehrlich.

     There are risks involved with the international nature of our business.

     A significant portion of our sales are made to customers located outside the U.S., primarily in Europe and Asia. In 2000, 2001 and 2002, without taking account of revenues derived from discontinued operations, 45%, 49%, and 56%, respectively, of our revenues, including the revenues of IES and MDT on a pro forma basis, were derived from sales to customers located outside the U.S. We expect that our international customers will continue to account for a substantial portion of our revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, foreign taxes, longer payment cycles and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect our sales to international customers.

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

     Approximately 22.9% of the stock of EFL was deemed to be beneficially owned (directly or indirectly by application of certain attribution rules) as of December 31, 2002 by four United States citizens: Leon S. Gross, Austin W. Marxe and David M. Greenhouse, and Robert S. Ehrlich (see "Item 12. Security Ownership of Certain Beneficial Owners and Management") (information with respect to the stockholdings of Messrs. Marxe and Greenhouse is based on a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2002, as amended on February 13, 2003). If more than 50% of either (i) the voting power of our stock, or (ii) the total value of our stock, is ever acquired or deemed to be acquired by five or fewer individuals (including, if applicable, those individuals who currently own an aggregate of 22.9% of our shares) who are United States citizens or residents, EFL would satisfy the foreign personal holding company (FPHC) stock ownership test under the Internal Revenue Code, and we could be subject to additional U.S. taxes (including PHC tax) on any "undistributed FPHC income" of EFL. We believe that EFL has not had any material undistributed FPHC income. However, no assurance can be given that EFL will not become a FPHC and have undistributed FPHC income in the future.

     Investors should not purchase our common stock with the expectation of receiving cash dividends.

     We currently intend to retain any future earnings for funding growth and, as a result, do not expect to pay any cash dividends in the foreseeable future.

Market-Related Risks

     The price of our common stock is volatile.

     The market price of our common stock has been volatile in the past and may change rapidly in the future. The following factors, among others, may cause significant volatility in our stock price: o Announcements by us, our competitors or our customers;

     o The introduction of new or enhanced products and services by us or our competitors;

     o Changes in the perceived ability to commercialize our technology compared to that of our competitors;

     o    Rumors relating to our competitors or us;

     o    Actual or anticipated fluctuations in our operating results; and

     o    General market or economic conditions.

     If our shares were to be delisted, our stock price might decline further and we might be unable to raise additional capital.

     One of the continued listing standards for our stock on the Nasdaq SmallCap Market is the maintenance of a $1.00 bid price. Our stock price is currently trading below $1.00, and has been since October 18, 2002. On December 6, 2002, Nasdaq notified us of our failure to meet the continued listing standards, and informed us that unless our stock closes for ten consecutive trading days with a bid price in excess of $1.00 prior to March 6, 2003 (subsequently extended, as a result of an amendment to Nasdaq's listing regulations, to June 4, 2003), Nasdaq would notify us of its intent to delist our stock from the Nasdaq National Market. Should Nasdaq notify us of its intent to delist our stock, we would have the opportunity to appeal this notification, although there can be no assurances that this appeal would be resolved favorably.

     There can be no assurance that our common stock will remain listed on the Nasdaq National Market. If our common stock were to be delisted from the Nasdaq National Market, we might apply to be listed on the Nasdaq SmallCap market; however, there can be no assurance that we would be approved for listing on the Nasdaq SmallCap market, which has the same $1.00 minimum bid and other similar requirements as the Nasdaq National Market. If we were to move to the Nasdaq SmallCap market, current Nasdaq regulations would give us the opportunity to obtain an additional 180-day grace period and an additional 90-day grace period after that if we meet certain net income, shareholders' equity or market capitalization criteria. While our stock would continue to trade on the over-the-counter bulletin board following any delisting from the Nasdaq, any such delisting of our common stock could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public equity markets.

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

     As of February 28, 2003, our directors, executive officers and principal stockholders and their affiliates (including Leon S. Gross (11.6%), Austin W. Marxe and David M. Greenhouse (8.0%), IES Electronics Industries Ltd. (6.2%) and Robert S. Ehrlich (4.3%)) collectively are deemed beneficially to own approximately 29.0% of the outstanding shares of our common stock (see "Item 12. Security Ownership of Certain Beneficial Owners and Management"), including options and warrants exercisable within 60 days of February 28, 2003 (information with respect to the stockholdings of Messrs. Marxe and Greenhouse is based on a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2002, as amended on February 13, 2003, and information with respect to the stockholdings of IES Electronics Industries Ltd. is based on a Schedule 13D filed with the Securities and Exchange Commission on August 12, 2002, as amended on October 28, 2002 and January 9, 2003). As a result, these stockholders are able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, preventing or discouraging a change in control of Electric Fuel.

     Pursuant to a voting rights agreement dated September 30, 1996, as amended, between Leon S. Gross, Robert S. Ehrlich, Yehuda Harats and us, Lawrence M. Miller, Mr. Gross's advisor, is entitled to be nominated to serve on our board of directors so long as Mr. Gross, his heirs or assigns retain beneficial ownership of at least 1,375,000 shares of common stock. In addition, under the voting rights agreement, Mr. Gross and Messrs. Ehrlich and Harats agreed to vote and take all necessary action so that Messrs. Ehrlich, Harats and Miller shall serve as members of the board of directors until the earlier of December 28, 2004 or our fifth annual meeting of stockholders after December 28, 1999. Mr. Harats resigned as a director in 2002; however, we believe that Mr. Harats must continue to comply with the terms of this agreement.

     A substantial number of our shares are available for sale in the public market and sales of those shares could adversely affect our stock price.

     Sales of a substantial number of shares of common stock into the public market, or the perception that those sales could occur, could adversely affect our stock price or could impair our ability to obtain capital through an offering of equity securities. As of February 28, 2003, we had 35,146,261 shares of common stock issued and outstanding. Of these shares, 27,610,658 are freely transferable without restriction under the Securities Act of 1933 and 7,526,478 may be sold subject to the volume restrictions, manner-of-sale provisions and other conditions of Rule 144 under the Securities Act of 1933.

     In connection with a stock purchase agreement dated September 30, 1996 between Leon S. Gross and us, we also entered into a registration rights agreement with Mr. Gross dated September 30, 1996, setting forth registration rights with respect to the shares of common stock issued to Mr. Gross in connection with the offering. These rights include the right to make two demands for the registration of the shares of our common stock owned by Mr. Gross. In addition, Mr. Gross was granted unlimited rights to "piggyback" on registration statements that we file for the sale of our common stock. Mr. Gross presently owns 3,547,870 shares, of which 1,538,462 have never been registered.

     In addition, pursuant to the terms of their employment agreements with us, both Yehuda Harats and Robert S. Ehrlich have a right to demand registration of their shares. Of the shares owned by Mr. Harats, 435,404 shares have never been registered, and of the 688,166 shares owned by Mr. Ehrlich, 453,933 shares have never been registered.

     Exercise of our warrants, options and convertible debt could adversely affect our stock price and will be dilutive.

     As of February 28, 2003, there were outstanding warrants to purchase a total of 9,421,238 shares of our common stock at a weighted average exercise price of $1.86 per share, options to purchase a total of 5,715,955 shares of our common stock at a weighted average exercise price of $2.16 per share, of which 5,131,032 were vested and exercisable within 60 days of such date, at a weighted average exercise price of $2.15 per share, and outstanding debentures and promissory notes convertible into a total of 5,230,638 shares of our common stock at a weighted average conversion price of $0.76 per share. Holders of our options, warrants and convertible debt will probably exercise or convert them only at a time when the price of our common stock is higher than their respective exercise or conversion prices. Accordingly, we may be required to issue shares of our common stock at a price substantially lower than the market price of our stock. This could adversely affect our stock price. In addition, if and when these shares are issued, the percentage of our common stock that existing stockholders own will be diluted.

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

     Provisions of our amended and restated certificate of incorporation may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. These provisions:

     o divide our board of directors into three classes serving staggered three-year terms;

     o only permit removal of directors by stockholders "for cause," and require the affirmative vote of at least 85% of the outstanding common stock to so remove; and

     o allow us to issue preferred stock without any vote or further action by the stockholders.

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

Israel-Related Risks

     A significant portion of our operations takes place in Israel, and we could be adversely affected by the economic, political and military conditions in that region.

     The offices and facilities of two of our principal subsidiaries, EFL and MDT, are located in Israel (in Beit Shemesh and Lod, respectively, both of which are within Israel's pre-1967 borders). We conduct research and development activities through EFL, and most of our senior management is located at EFL's facilities. Although we expect that most of our sales will be made to customers outside Israel, we are nonetheless directly affected by economic, political and military conditions in that country. Accordingly, any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel.

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

     Service of process and enforcement of civil liabilities on us and our officers may be difficult to obtain.

     We are organized under the laws of the State of Delaware and will be subject to service of process in the United States. However, approximately 49% of our assets are located outside the United States. In addition, two of our directors and all of our executive officers are residents of Israel and all or a substantial portion of the assets of such directors and executive officers are located outside the United States.

     There is doubt as to the enforceability of civil liabilities under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, in original actions instituted in Israel. However, subject to certain time limitations and other conditions, Israeli courts may enforce final judgments of United States courts for liquidated amounts in civil matters, including judgments based upon the civil liability provisions of the Securities Act and the Exchange Act. As a result, it may not be possible for investors to enforce or effect service of process upon these directors and executive officers or to judgments of U.S. courts predicated upon the civil liability provisions of U.S. laws against our assets, as well as the assets of these directors and executive officers. In addition, awards of punitive damages in actions brought in the U.S. or elsewhere may be unenforceable in Israel.

     Any failure to obtain the tax benefits from the State of Israel that we expect to receive could negatively impact our plans and prospects.

     We benefit from various Israeli government programs, grants and tax benefits, particularly as a result of the "approved enterprise" status of a substantial portion of our existing facilities and the receipt of grants from the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade. To be eligible for some of these programs, grants and tax benefits, we must continue to meet certain conditions, including producing in Israel and making specified investments in fixed assets. If we fail to meet such conditions in the future, we could be required to refund grants already received, adjusted for inflation and interest. From time to time, the government of Israel has discussed reducing or eliminating the benefits available under approved enterprise programs. We cannot assure you that these programs and tax benefits will be continued in the future at their current levels or at all. The Government of Israel has announced that programs receiving approved enterprise status in 1996 and thereafter will be entitled to a lower level of government grants than was previously available. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the approved enterprise status of a substantial portion of our existing facilities and approved programs and as a recipient of grants from the office of the Chief Scientist) could have a material adverse effect on our business, results of operations and financial condition. In addition, EFL has granted a floating lien (that is, a lien that applies not only to assets owned at the time but also to after-acquired assets) over all of EFL's assets as a security to the State of Israel to secure its obligations under the approved enterprise programs.

     Our grants from the Israeli government impose certain restrictions on us.

     Since 1992, our Israeli subsidiary, EFL, has received funding from the Office of the Chief Scientist of the Israel Ministry of Industry and Trade relating to the development of our Zinc-Air battery products, such as our electric vehicle and our batteries and chargers for consumer products. Between 1998 and 2000, we have also received funds from the Israeli-U.S. Bi-National Industrial Research and Development (BIRD) Foundation. Through the end of 2002, we have received an aggregate of $9.9 million from grants from the Chief Scientist and $772,000 from grants from BIRD, and we may receive future grants, the amounts of which would be determined at the time of application. The funding from the Chief Scientist prohibits the transfer or license of know-how and the manufacture of resulting products outside of Israel without the permission of the Chief Scientist. Although we believe that the Chief Scientist does not unreasonably withhold this permission if the request is based upon commercially justified circumstances and any royalty obligations to the Chief Scientist are sufficiently assured, the matter is solely within the discretion of the Chief Scientist, and we cannot be sure that such consent, if requested, would be granted upon terms satisfactory to us or granted at all. Without such consent, we would be unable to manufacture any products developed by this research outside of Israel, even if it would be less expensive for us to do so. Additionally, current regulations require that, in the case of the approved transfer of manufacturing rights out of Israel, the maximum amount to be repaid through royalty payments would be increased to between 120% and 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel, and that an increased royalty rate of up to 5% would be applied. These restrictions could adversely affect our potential revenues and net income from the sale of such products.

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

     Some of our agreements are governed by Israeli law.

     Israeli law governs both our agreement with IES and our agreement with MDT, as well as certain other agreements, such as our lease agreements on our subsidiaries' premises in Israel. While Israeli law differs in certain respects from American law, we do not believe that these differences materially adversely affect our rights or remedies under these agreements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to the impact of interest rate changes and foreign  currency
fluctuations   due  to  our   international   sales,   production   and  funding
requirements.

     Our research, development and production activities are primarily carried out by our Israeli subsidiary, EFL, at its facility in Beit Shemesh, and accordingly we have sales and expenses in New Israeli Shekels. Additionally, our MDT subsidiary operates primarily in New Israeli Shekels. However, the majority of our sales are made outside Israel in U.S. dollars, and a substantial portion of our costs are incurred in U.S. dollars. Therefore, our functional currency is the U.S. dollar. Please see "Impact of Inflation and Currency Fluctuations," above and Note 2.b to the Notes to the Consolidated Financial Statements.

     Although we have a line of credit that may be affected by interest rate changes, given our level of borrowing, we do not believe the market risk from interest rate changes is material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements
                                                                                             Page
                                                                                             ----
          Consolidated Financial Statements
          Report of Independent Auditors..................................................    F-2
          Consolidated Balance Sheets.....................................................    F-3
          Consolidated Statements of Operations...........................................    F-5
          Statements of Changes in Shareholders' Equity...................................    F-6
          Consolidated Statements of Cash Flows...........................................    F-9
          Notes to Consolidated Financial Statements......................................    F-12
                   Supplementary Financial Data
          Quarterly Financial Data (unaudited) for the two years ended December 31, 2002..    F-45

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers, Directors and Significant Employees

     Executive Officers and Directors

     Our executive officers and directors and their ages as of February 28, 2003 were as follows:

               Name               Age                                    Position
               ----               ---                                    --------
   Robert S. Ehrlich...........    64  Chairman of the Board, President and Chief Executive Officer
   Steven Esses..................  39  Executive Vice President, Chief Operating Officer and Director
   Avihai Shen.................    35  Vice President - Finance and Chief Financial Officer
   Dr. Jay M. Eastman..........    56  Director
   Jack E. Rosenfeld...........    63  Director
   Lawrence M. Miller..........    56  Director
   Leon S. Gross*..............    96  Director
   Bert W. Wasserman...........    70  Director

-----------------------------------
*    On March 17, 2003, Mr. Gross resigned from the board in view of his age.

     Our by-laws provide for a board of directors of one or more directors. There are currently six directors. Under the terms of our certificate of incorporation, the board of directors is composed of three classes of similar size, each elected in a different year, so that only one-third of the board of directors is elected in any single year. Dr. Eastman is designated a Class I director and has been elected for a term expiring in 2004 and until his successor is elected and qualified; Messrs. Rosenfeld and Miller are designated Class II directors elected for a term expiring in 2005 and until their successors are elected and qualified; and Mr. Ehrlich is designated Class III directors elected for a term which expires in 2003 and until his successor is elected and qualified. Mr. Jeff Kahn, who had been elected as a Class III director along with Mr. Ehrlich, resigned from the Board of Directors for personal reasons, effective December 31, 2001. The Board replaced him in July 2002 with Mr. Steven Esses, who will be proposed for election to the Board as a Class III director at the next annual meeting of the shareholders. Mr. Yehuda Harats, our former President and Chief Executive Officer, resigned as a director in November 2002. The Board replaced him in February 2003 with Mr. Bert W. Wasserman, who will be proposed for election to the Board as a Class I director at the next annual meeting of the shareholders. Mr. Leon Gross, who had been elected as a Class I director along with Mr. Eastman, resigned from the Board of Directors in view of his age in March 2003. His position has not been filled.

     Robert S. Ehrlich has been our Chairman of the Board since January 1993 and our President and Chief Executive Officer since October 2002. From May 1991 until January 1993, Mr. Ehrlich was our Vice Chairman of the Board, and from May 1991 until October 2002 he was our Chief Financial Officer. Mr. Ehrlich has been a director of Eldat, Ltd., an Israeli manufacturer of electronic shelf labels, since June 1999. Since 1987, Mr. Ehrlich has served as a director of PSC Inc. ("PSCX"), a manufacturer and marketer of laser diode bar code scanners, and, since April 1997, Mr. Ehrlich has been the chairman of the board of PSCX. PSCX filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in November 2002; its pre-negotiated plan of reorganization is awaiting confirmation by the Bankruptcy Court. Mr. Ehrlich received a B.S. and J.D. from Columbia University in New York, New York.

     Steven Esses has been a director since July 2002 and our Executive Vice President since January 2003 and Chief Operating Officer since February 2003. From 2000 till 2002, Mr. Esses was a principal with Stillwater Capital Partners, Inc., a New York-based investment research and advisory company (hedge fund) specializing in alternative investment strategies. During this time, Mr. Esses also acted as an independent consultant to new and existing businesses in the areas of finance and business development. From 1995 to 2000, Mr. Esses founded Dunkin' Donuts in Israel and held the position of Managing Director and CEO. Prior thereto, he was Director of Retail Jewelry Franchises with Hamilton Jewelry, and before that he served as Executive Director of Operations for the Conway Organization, a major off-price retailer with 17 locations.

     Avihai Shen has been our Vice President - Finance since September 1999 and our Chief Financial Officer since October 2002, and served as our corporate Secretary from September 1999 to December 2000. Mr. Shen was the CFO of Commtouch Software Ltd., an internet company based in California that develops e-mail solutions, from 1996 to early 1999, and worked previously at Ernst and Young in Israel. Mr. Shen is a Certified Public Accountant and has a B.A. in Economics from Bar-Ilan University in Israel and an M.B.A. from the Hebrew University of Jerusalem.

     Dr. Jay M. Eastman has been one of our directors since October 1993. Since November 1991, Dr. Eastman has served as President and Chief Executive Officer of Lucid, Inc., which is developing laser technology applications for medical diagnosis and treatment. Dr. Eastman has served as a director of PSCX since April 1996 and served as Senior Vice President of Strategic Planning from December 1995 through October 1997. PSCX filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in November 2002; its pre-negotiated plan of reorganization is awaiting confirmation by the Bankruptcy Court. Dr. Eastman is also a director of Dimension Technologies, Inc., a developer and manufacturer of 3D displays for computer and video displays, and Centennial Technologies Inc., a manufacturer of PCMCIA cards. From 1981 until January 1983, Dr. Eastman was Director of the University of Rochester's Laboratory for Laser Energetics, where he was a member of the staff from September 1975 to 1981. Dr. Eastman holds a B.S. and a Ph.D. in Optics from the University of Rochester in New York.

     Jack E. Rosenfeld has been one of our directors since October 1993. Mr. Rosenfeld is also a director of Maurice Corporation and a director of PSCX. PSCX filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in November 2002; its pre-negotiated plan of reorganization is awaiting confirmation by the Bankruptcy Court. Since April 1998, Mr. Rosenfeld has been President and Chief Executive Officer of Potpourri Collection Inc., a specialty catalog direct marketer. Mr. Rosenfeld was President and Chief Executive Officer of Hanover Direct, Inc., formerly Horn & Hardart Co., which operates a direct mail marketing business, from September 1990 until December 1995, and had been President and Chief Executive Officer of its direct marketing subsidiary, since May 1988. Mr. Rosenfeld holds a B.A. from Cornell University in Ithaca, New York and an LL.B. from Harvard University in Cambridge, Massachusetts.

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

     Leon S. Gross was elected to the board in March 1997 and resigned from the board in March 2003. Mr. Gross' principal occupation for the past five years has been as a private investor in various publicly-held corporations, including Electric Fuel.

     Bert W. Wasserman was added to the board in February 2003. Mr. Wasserman served as Executive Vice President and Chief Financial Officer of Time Warner, Inc. from 1990 until his retirement in 1995 and served on the Board of Directors of Time Warner, Inc. and its predecessor company, Warner Communications, Inc. from 1981 to 1995. He joined Warner Communications, Inc. in 1966 and had been an officer of that company since 1970. Mr. Wasserman is director off several investment companies in the Dreyfus Family of Funds. He is also a director of Malibu Entertainment, Inc., Lillian Vernon Corporation, and PSCX. PSCX filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in November 2002; its pre-negotiated plan of reorganization is awaiting confirmation by the Bankruptcy Court.

     Committees of the Board of Directors

     Our board of directors has an Audit Committee. a Compensation Committee, a Nominating Committee and an Executive Committee.

     Created in December 1993, the purpose of the Audit Committee is to review with management and our independent auditors the scope and results of the annual audit, the nature of any other services provided by the independent auditors, changes in the accounting principles applied to the presentation of our financial statements, and any comments by the independent auditors on our policies and procedures with respect to internal accounting, auditing and financial controls. In addition, the Audit Committee is charged with the responsibility for making decisions on the engagement of independent auditors. As required by law, the Audit Committee operates pursuant to a charter. The Audit Committee consists of Messrs. Wasserman (Chair), Miller and Rosenfeld. We have determined that Mr. Wasserman qualifies as an "audit committee financial expert" under applicable SEC and Nasdaq regulations. Mr. Wasserman, as well as all the other members of the Audit Committee, is "independent," as independence is defined in Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards and under Item 7(d)(3)(iv) of Schedule 14A of the proxy rules under the Exchange Act.

     The Compensation Committee, also created in December 1993, recommends annual compensation arrangements for the Chief Executive Officer and Chief Financial Officer and reviews annual compensation arrangements for all officers and significant employees. All Committee members are "disinterested persons" as that term is used in Rule 16b-3 under the Securities Exchange Act of 1934, as amended. The Compensation Committee consists of Dr. Eastman (Chair) and Messrs. Wasserman and Rosenfeld.

     The Executive Committee, created in July 2001, exercises the powers of the Board during the intervals between meetings of the Board, in the management of the property, business and affairs of the Company (except with respect to certain extraordinary transactions). The Executive Committee consists of Messrs. Ehrlich (Chair), Miller and Esses.

     The Nominating Committee, created in March 2003, identifies and proposes candidates to serve as members of the Board of Directors. Proposed nominees for membership on the Board of Directors submitted in writing by stockholders to the Secretary of the Company will be brought to the attention of the Nominating Committee. The Nominating Committee consists of Mr. Miller (Chair), Dr. Eastman and Mr. Rosenfeld, all of whom are independent non-employee directors.

     Voting Agreements

     Messrs. Gross, Ehrlich and Harats are parties to a Voting Rights Agreement dated September 30, 1996, as amended, pursuant to which each of the parties agrees to vote the shares of our common stock held by that person in favor of the election of Messrs. Ehrlich, Harats and Miller until the earlier of December 28, 2004 or our fifth annual meeting of stockholders after December 28, 1999. Mr. Harats resigned as a director in 2002; however, we believe that Mr. Harats must continue to comply with the terms of this agreement.

     Pursuant to the terms of the Asset Purchase Agreement under which we purchased the assets of IES, the seller agreed, for a period of the greater of five (5) years from August 2, 2002 or all times that the seller holds at least 500,000 of our shares, to vote such shares in favor of: (i) Messrs. Yehuda Harats and Robert S. Ehrlich, and (ii) all proposals of management (except for proposals regarding the nomination of individuals other than Yehuda Harats or Robert S. Ehrlich to the Board of Buyer) that relate to (i) operation or management of the business in the ordinary course and not against our interest, or (ii) acquisitions, financings, stock option plans or business development and not against our interest. In light of Mr. Harats's resignation from the Board of Directors in 2002, we do not believe that IES continues to be bound to vote for Mr. Harats, but will continue to be bound to vote for Mr. Ehrlich.

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

     Significant Employees

     Our significant employees as of February 28, 2003, and their ages as of December 31, 2002, are as follows:

                       Name                  Age                            Position
                       ----                  ---                            --------
        Jonathan Whartman.................   48  Senior Vice President
        Dr. Neal Naimer...................   44  Vice President and Chief Technology Officer
        Yoel Gilon........................   50  Vice President - Electric Vehicle Technologies
        Yaakov Har-Oz.....................   45  Vice President, General Counsel and Secretary
        Danny Waldner.....................   31  Controller
        Ron Putt..........................   55  Director of Technology, New Products
        Conrad F. Mir.....................   34  Director of Investor Relations
        Greg Otte.........................   43  President, IES Interactive Training, Inc.
        Yosef Bar.........................   60  General Manager, MDT Protective Industries


     Jonathan Whartman has been Senior Vice President since December 2000, and Vice President of Marketing from 1994 to December 2000. From 1991 until 1994, Mr. Whartman was our Director of Special Projects. Mr. Whartman was also Director of Marketing of Amtec from its inception in 1989 through the merger of Amtec into Arotech. Before joining Amtec, Mr. Whartman was Manager of Program Management at Luz, Program Manager for desk-top publishing at ITT Qume in San Jose, California from 1986 to 1987, and Marketing Director at Kidron Digital Systems, an Israeli computer developer, from 1982 to 1986. Mr. Whartman holds a B.A. in Economics and an M.B.A. from the Hebrew University, Jerusalem, Israel.

     Dr. Neal Naimer has been a Vice President since June 1997 and our Chief Technology Officer since December 2002. Dr. Naimer was previously Director of Electrode Engineering of our Air Electrode development program. From 1987 to 1989, he was the Manager of the Chemical Vapor Deposition (Thin Films) Group at Intel Electronics in Jerusalem, and was Project Manager of the photo voltaic IR detector development program at Tadiran Semiconductor Devices in Jerusalem from 1984 to 1987. Dr. Naimer was educated at University College of London, England, where he received his B.Sc. in Chemical Engineering and a Ph.D. in Chemical Engineering.

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

     Danny Waldner has served as our Controller since March 2000 and as our chief accounting officer since October 2002. Prior thereto, Mr. Waldner was an accountant at KPMG in Israel from 1996 to 2000. Mr. Waldner is a Certified Public Accountant and holds a B.A. in Accounting and Business Administration and an M.B.A. from the Rishon Lezion College of Administration in Israel.

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

     Greg Otte has served as IES's President since January 2001. From 1994 to 2001, Mr. Otte was in charge of IES's North American marketing efforts. Prior to this, he was responsible for sales, product placement and national contracts with Tuxall Uniform & Equipment, a national supplier of law enforcement equipment. Mr. Otte holds a bachelor's degree in Marketing from the University of Colorado.

     Yosef Bar established MDT Protective Industries in 1989 as one of the first bulletproofing companies in Israel. Under the direction of Mr. Bar, MDT moved from its initial emphasis on vandalism protection to bulletproofing not just windshields but the entire vehicle, as a result of which MDT became Israel's leader in the state-of-the art lightweight armoring of vehicles, ranging from light tactical vehicles to passenger vehicles. Mr. Bar served in the Israel Defense Forces, reaching the rank of Lieutenant Colonel of the paratroop regiment with over 1,000 jumps to his credit. He also participated in several anti-terrorism courses.

     Section 16(a) Beneficial Ownership Reporting Compliance

     Under the securities laws of the United States, our directors, certain of our officers and any persons holding more than ten percent of our common stock are required to report their ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to report any failure to file by these dates during 2002. We are not aware of any instances during 2002, not previously disclosed by us, where such "reporting persons" failed to file the required reports on or before the specified dates.

ITEM 11. EXECUTIVE COMPENSATION

Cash and Other Compensation

     The following table shows the compensation that we paid (or accrued), in connection with services rendered for 2002, 2001 and 2000, to our Chief Executive Officer and the other highest paid executive officer (of which there was one) who were compensated at a rate of more than $100,000 in salary and bonuses during the year ended December 31, 2002 (collectively, the "Named Executive Officers").

                                    SUMMARY COMPENSATION TABLE(1)

                                                                                         Long Term
                                                        Annual Compensation             Compensation
                                            ----------------------------------------------------------
    Name and Principal Position      Year       Salary        Bonus          Other       Securities      All Other
                                                                            Annual       Underlying
                                                                         Compensation     Options      Compensation
                                                                         ------------     -------      ------------
Yehuda Harats*                       2002    $   219,962   $    32,380(2)$    14,687 (3)    112,500(4)$    (602,129)(5)
President, Chief Executive
  Officer and director               2001    $   248,681   $    99,750   $    19,145        616,000   $     580,911
                                     2000    $   245,560   $    82,380   $     8,083        400,000   $     170,804

Robert S. Ehrlich
Chairman of the Board,
  President, Chief Executive
  Officer and director**             2002    $   202,962   $    99,750(2)$    15,232(3)     262,500(6)$     194,142(7)
                                     2001    $   211,644   $    84,000   $    17,201        521,000   $     369,754
                                     2000    $   245,574   $    82,380   $     7,146        400,000   $     247,185


-------------------

*    Mr. Harats's employment with us terminated on October 23, 2002.
** Until October 23, 2002, Mr. Ehrlich served as our Chairman of the Board and Chief Financial Officer.
(1) We paid the amounts reported for each named executive officer in U.S. dollars and/or New Israeli Shekels (NIS). We have translated amounts paid in NIS into U.S. dollars at the exchange rate of NIS into U.S. dollars at the time of payment or accrual.
(2) We paid each of Messrs. Ehrlich and Harats $32,380 during 2002 on account of the 2002 bonuses to which they were entitled according to their contracts. Additionally, we accrued $67,370 for Mr. Ehrlich in satisfaction of the remainder of the bonus to which he was entitled according to his contract. The additional bonus to which Mr. Harats was entitled according to the terms of his contract was included in the sums that we are obligated to pay Mr. Harats under the terms of our severance agreement with him, which sums are detailed in footnote (5) below. During 2002, we also paid $99,750 to Mr. Harats in full payment of his 2001 bonus and $84,000 to Mr. Ehrlich in full payment of his 2001 bonus.
(3) Represents the costs of taxes paid by the Named Executive Officer and reimbursed by us in accordance with Israeli tax regulations.
(4) Of these amounts, 112,500 options issued in 2002 were in exchange for a total of $45,000 in salary waived by Mr. Harats pursuant to the options-for-salary program instituted by us beginning in May 2001, and 100,000 options issued in 2001 were in exchange for a total of $40,000 in salary waived by Mr. Harats during 2001 pursuant to the same program.

(5) Of this amount, $22,735 consists of our payments during 2002 to a pension fund that provides a savings plan, insurance and severance pay benefits and an education fund (as is customary in Israel). Additionally, $654 represents other benefits that we paid to Mr. Harats in 2002, and $36,500 represents a loan forgiveness during 2002 in the context of our settlement with Mr. Harats. The remainder represents the benefit we accrued due to the difference between the sum we had accrued on our books for amounts due to Mr. Harats upon his leaving our employ ($1,212,939) and the sums that we agreed to pay to or on behalf of Mr. Harats under the terms of our severance agreement with him ($550,920). Under the terms of our severance agreement with Mr. Harats, we will pay this sum of $550,920 to or on behalf of Mr. Harats, plus an additional $178,579 representing repayment of a loan from Mr. Harats, in accordance with the following schedule: $238,833 in 2003, $245,333 in 2004, and $245,333 in 2005.
(6) Of these amounts, 262,500 options issued in 2002 were in exchange for a total of $105,000 in salary waived by Mr. Ehrlich during 2002 pursuant to the options-for-salary program instituted by us beginning in May 2001, and 80,000 options issued in 2001 were in exchange for a total of $32,000 in salary waived by Mr. Ehrlich during 2001 pursuant to the same program.
(7) Of this amount, $109,935 represents our accrual for severance pay that would be payable to Mr. Ehrlich upon a "change of control" of Arotech or upon the occurrence of certain other events; $17,571 represents the increase of the accrual for sick leave and vacation redeemable by Mr. Ehrlich; $43,725 represents the increase of our accrual for severance pay that would be payable to Mr. Ehrlich under the laws of the State of Israel if we were to terminate his employment; and $22,256 represents our payments and accruals to pension and education funds. Additionally, $654 represents other benefits that we paid to Mr. Ehrlich in 2002.

Stock Options

         The table below sets forth information with respect to stock options granted to the Named Executive Officers for the fiscal year 2002.

                        Option Grants in Last Fiscal Year

                              Individual Grants
                         ----------------------------
                         Number of  % of Total Options                                Potential Realizable Value
                         Securities      granted to     Exercise                        of Assumed Annual Rates
                         Underlying      Employees      or Base                       of Stock Price Appreciation
                         Options         in Fiscal      Price          Expiration         for Option Term(1)
            Name          Granted           Year          ($/Sh)         Date           5% ($)          10% ($)
      ---------------    -----------    -------------    -----------    ----------    -------------    -------------
Yehuda Harats..........    37,500(2)          2.3%         $1.42         4/1/12         $ 33,489          $84,887
                           37,500(2)          2.3%         $0.73         7/1/12         $ 17,216          $43,629
                           37,500(2)          2.3%         $0.85         10/1/12        $ 20,046          $50,801
Robert S. Ehrlich......    65,625(2)          4.0%         $1.42         4/1/12         $ 58,605         $148,552
                           65,625(2)          4.0%         $0.73         7/1/12         $ 30,128          $76,350
                           65,625(2)          4.0%         $0.85         10/1/12        $ 35,081          $88,901
                           65,625(2)          4.0%         $0.61         1/1/13         $ 25,175          $63,799


----------------

(1) The potential realizable value illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of the market price per share from the date of grant to the end of the option term. Actual gains, if any, on stock option exercise are dependent upon a number of factors, including the future performance of the common stock and the timing of option exercises, as well as the executive officer's continued employment through the vesting period. The gains shown are net of the option exercise price, but do not include deductions for taxes and other expenses payable upon the exercise of the option or for sale of underlying shares of common stock. The 5% and 10% rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future increases in the price of our stock. There can be no assurance that the amounts reflected in this table will be achieved, and unless the market price of our common stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

(2) Granted in exchange for a waiver of salary under our options-for-salary program.

     The table below sets forth information for the Named Executive Officers with respect to aggregated option exercises during fiscal 2002 and fiscal 2002 year-end option values.

          Aggregated Option Exercises and Fiscal Year-End Option Values


                                                          Number of Securities             Value of Unexercised
                        Shares                           Underlying Unexercised            In-the-Money Options
                      cquired on         Value         Options at Fiscal Year End          at Fiscal-Year-End(1)
        Name         A Exercise        Realized        Exercisable   Unexercisable     Exercisable     Unexercisable
 --------------------------------- ------------------ -------------- --------------- ---------------- -----------------
Yehuda Harats........    50,000     $     10,500.00      1,076,501       116,666      $          0     $          0
Robert S. Ehrlich....    50,000     $     10,500.00        868,401        91,666      $      1,969     $          0

---------------------

(1) Options that are "in-the-money" are options for which the fair market value of the underlying securities on December 31, 2002 exceeds the exercise or base price of the option.

Employment Contracts

     In October 2002, we announced that Yehuda Harats, the president and CEO and a member of our Board, had decided to resign from his positions with Electric Fuel and its subsidiaries in order to pursue other interests. The Board of Directors selected Robert S. Ehrlich, Chairman of the Board, to be the new President and CEO. In connection with the resignation of Mr. Harats, we are required to pay him certain amounts due to him by law and under the terms of his employment agreement. In December 2002, we came to an agreement with Mr. Harats whereby we agreed to pay him $729,500 through the end of 2005 in satisfaction of all our contractual and legal severance and other obligations to him, which sum was approximately one-half of the amount we had accrued on our financial statements in connection with such obligations. Our debt to Mr. Harats is secured by certain of our assets in Israel.

     Mr. Ehrlich is party to an employment agreement with us effective as of January 1, 2000. The term of this employment agreement expires on December 31, 2002, but is extended automatically for additional terms of two years each unless either Mr. Ehrlich or we terminate the agreement sooner. Additionally, we have the right, on at least 90 days' notice to Mr. Ehrlich, unilaterally to extend the initial term of his agreement for a period of one year (i.e., until December 31, 2003). We have exercised this right, and accordingly the automatic two-year extensions will begin from December 31, 2003 instead of December 31, 2002.

     The employment agreement provides for a base salary of $20,000 per month, as adjusted annually for Israeli inflation and devaluation of the Israeli shekel against the U.S. dollar, if any. Additionally, the board may at its discretion raise Mr. Ehrlich's base salary. In January 2002, the board raised Mr. Ehrlich's base salary to $23,750 per month effective January 1, 2002; Mr. Ehrlich has elected to waive this increase in his salary and to receive options instead, under our salary for options program.

     The employment agreement provides that if the results we actually attain in a given year are at least 80% of the amount we budgeted at the beginning of the year, we will pay a bonus, on a sliding scale, in an amount equal to a minimum of 35% of Mr. Ehrlich's annual base salary then in effect, up to a maximum of 90% of his annual base salary then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year.

     The employment agreement also contains various benefits customary in Israel for senior executives (please see "Item 1. Business - Employees," above), tax and financial planning expenses and an automobile, and contain confidentiality and non-competition covenants. Pursuant to the employment agreements, we granted Mr. Ehrlich demand and "piggyback" registration rights covering shares of our common stock held by him.

     We can terminate Mr. Ehrlich's employment agreement in the event of death or disability or for "Cause" (defined as conviction of certain crimes, willful failure to carry out directives of our board of directors or gross negligence or willful misconduct). Mr. Ehrlich has the right to terminate his employment upon a change in our control or for "Good Reason," which is defined to include adverse changes in employment status or compensation, our insolvency, material breaches and certain other events. Additionally, Mr. Ehrlich may retire (after age 68) or terminate his agreement for any reason upon 150 days' notice. Upon termination of employment, the employment agreement provides for payment of all accrued and unpaid compensation, and (unless we have terminated the agreement for Cause or Mr. Ehrlich has terminated the agreement without Good Reason and without giving us 150 days' notice of termination) bonuses due for the year in which employment is terminated and severance pay in the amount of three years' base salary (or, in the case of termination by Mr. Ehrlich on 150 days' notice, a lump sum payment of $520,000). Furthermore, certain benefits will continue and all outstanding options will be fully vested.

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

     Under the laws of Israel, an employee of ours who has been dismissed from service, died in service, retired from service upon attaining retirement age, or left due to poor health, maternity or certain other reasons, is entitled to severance pay at the rate of one month's salary for each year of service. We currently fund this obligation by making monthly payments to approved private provident funds and by its accrual for severance pay in the consolidated financial statements. See Note 2.q of the Notes to the Consolidated Financial Statements.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of our board of directors for the 2002 fiscal year consisted of Dr. Jay M. Eastman, Jack E. Rosenfeld and Lawrence M. Miller. None of the members have served as our officers or employees.

     Robert S. Ehrlich, our Chairman and Chief Financial Officer, serves as Chairman and a director of PSCX, for which Dr. Eastman serves as director and member of the Executive and Strategic Planning Committees and Mr. Rosenfeld serves as director and member of the Executive Compensation Committees.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information regarding the security ownership, as of February 28, 2003, of those persons owning of record or known by us to own beneficially more than 5% of our common stock and of each of our Named Executive Officers and directors, and the shares of common stock held by all of our directors and executive officers as a group.

                                                                                           Percentage of Total
        Name and Address of Beneficial Owner(1)           Shares Beneficially Owned(2)(3) Shares Outstanding(3)
        ---------------------------------------           ------------------------------- ---------------------
Leon S. Gross...........................................          4,036,036(4)(11)               11.6%
Austin W. Marxe and David M. Greenhouse(5)..............          2,843,597(5)                    8.0%
IES Electronics, Inc. ..................................          2,188,971(6)                    6.2%
Robert S. Ehrlich.......................................          1,556,567(7)(12)                4.3%
Steven Esses............................................                  0                         *
Avihai Shen.............................................             92,381(8)                      *
Dr. Jay M. Eastman......................................             65,001(9)                      *
Jack E. Rosenfeld.......................................             67,001(10)                     *
Lawrence M. Miller......................................            525,080(11)                   1.5%
All of our directors and executive officers as a group
(7 persons**)...........................................          6,342,066(13)                  17.5%


-------------------

  *  Less than one percent.

  ** Including Mr. Gross, who resigned as a director on March 17, 2003.

(1) Unless otherwise noted, the address of each beneficial owner is in care of Arotech Corporation, 632 Broadway, New York, New York 10012.

(2) Unless otherwise indicated in these footnotes, each of the persons or entities named in the table has sole voting and sole investment power with respect to all shares shown as beneficially owned by that person, subject to applicable community property laws.

(3) For purposes of determining beneficial ownership of our common stock, owners of options exercisable within sixty days are considered to be the beneficial owners of the shares of common stock for which such securities are exercisable. The percentage ownership of the outstanding common stock reported herein is based on the assumption (expressly required by the applicable rules of the Securities and Exchange Commission) that only the person whose ownership is being reported has converted his options into shares of common stock.

(4) Includes 453,165 shares held by Leon S. Gross and Lawrence M. Miller as co-trustees of the Rose Gross Charitable Foundation, and 35,001 shares issuable upon exercise of options exercisable within 60 days.

(5) Consists of 2,055,718 shares and 787,879 warrants. Of these amounts, 916,027 shares and 315,151 warrants are owned by Special Situations Fund III, L.P., a Delaware limited partnership ("Special Fund III"), 437,273 shares and 218,182 warrants are owned by Special Situations Private Equity Fund, L.P., a Delaware limited partnership ("SSPE"), 331,336 shares and 109,091 warrants are owned by Special Situations Cayman Fund, L.P., a Cayman Islands limited partnership ("Special Cayman Fund"), and 371,082 shares and 145,455 warrants are owned by Special Situations Technology Fund, L.P., a Delaware limited partnership ("SST"). Austin W. Marxe and David M. Greenhouse are the principal owners of MGP Advisers Limited Partnership, a Delaware limited partnership ("MGP"), MG Advisers, L.L.C., a New York limited liability company ("MG"), AWM Investment Company, Inc., a Delaware corporation ("AWM"), and SST Advisers, L.L.C., a Delaware limited liability company ("SSTA"). MGP is the general partner of Special Fund III. AWM is the general partner of MGP and the general partner of and investment adviser to the Cayman Fund. MG is the general partner of and investment adviser to SSPE. SSTA is the general partner of and investment adviser to SST. Messrs. Marxe and Greenhouse share voting and investment power over the shares held by all of Special Fund III, SSPE, Special Cayman Fund and SST and are principally responsible for the selection, acquisition and disposition of the portfolio securities by the investment advisers on behalf of their funds. The address of Messrs. Marxe and Greenhouse is 153 East 53rd Street, New York, New York 10022. All information in this footnote and in the text to which this footnote relates is based on a
     Schedule 13G filed with the Securities and Exchange Commission on February 11, 2002, as amended on February 13, 2003.

(6) Includes 563,971 shares issuable upon conversion of a convertible note. IES Technologies Inc. is a wholly-owned Delaware subsidiary of IES Technologies, Ltd., which is a wholly-owned Israeli subsidiary of IES Electronics Industries, Ltd., which is a publicly-traded Israeli corporation. The address of all of the above entities is 32 Ben-Gurion Street, Ramat-Gan 52573, Israel. All information in this footnote and in the text to which this footnote relates is based on a Schedule 13D filed with the Securities and Exchange Commission on August 12, 2002, as amended on October 28, 2002 and January 9, 2003.

(7) Includes 52,568 shares held by an affiliated corporation, 242,313 shares held in Mr. Ehrlich's pension plan, 22,000 shares held by children sharing the same household, and 868,401 shares issuable upon exercise of options exercisable within 60 days.

(8) Includes 81,881 shares issuable upon exercise of options exercisable within 60 days.

(9) Consists of 65,001 shares issuable upon exercise of options exercisable within 60 days.

(10) Includes 65,001 shares issuable upon exercise of options exercisable within 60 days.

(11) Includes 453,165 shares held by Leon S. Gross and Lawrence M. Miller as co-trustees of the Rose Gross Charitable Foundation, and 60,001 shares issuable upon exercise of options exercisable within 60 days.

(12) Messrs. Gross, Ehrlich and Harats are parties to a Voting Rights Agreement pursuant to which each of the parties agrees to vote the shares of our common stock held by that person in favor of the election of Messrs. Ehrlich, Harats and Miller until the earlier of December 28, 2004 or our fifth annual meeting of stockholders after December 28, 1999. Mr. Harats resigned as a director in 2002; however, we believe that Mr. Harats must continue to comply with the terms of this agreement. (13Includes 1,163,286 shares issuable upon exercise of options exercisable within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth certain information, as of February 28, 2003, with respect to our 1991, 1993, 1995 and 1998 stock option plans, as well as any other stock options and warrants previously issued by us (including individual compensation arrangements) as compensation for goods and services:

                      Equity Compensation Plan Information


                                                                                       Number of securities
                                                                                       remaining available
                                                                                       for future issuance
                              Number of securities                                         under equity
                                to be issued upon            Weighted-average           compensation plans
                                   exercise of              exercise price of         (excluding securities
                              outstanding options,         outstanding options,           reflected in
                               warrants and rights         warrants and rights              column (a))
       Plan Category                   (a)                         (b)                         (c)
---------------------------- ------------------------     -----------------------     -----------------------
Equity compensation                   3,554,105                    $2.66                      2,578,463
  plans approved by
  security holders.....
Equity compensation
  plans not approved
  by security
  holders(1)(2)........               2,726,506                    $2.16                      2,070,460


--------------------

(1) In October 1998, the Board of Directors adopted the 1998 Non-Executive Stock Option and Restricted Stock Purchase Plan, which under Delaware law did not require shareholder approval since directors and executive officers were ineligible to participate in it. Participation in the 1998 Plan is limited to those of our employees and consultants who are neither executive officers nor otherwise subject to Section 16 of the Securities Exchange Act of 1934, as amended, or Section 162(m) of the Internal Revenue Code of 1986, as amended. The 1998 Plan is administered by the Compensation Committee of our Board of Directors, which determined the conditions of grant. Options issued under the 1998 Plan generally expire no more than ten years from the date of grant, and incentive options issued under the 1998 Plan may be granted only at exercise prices equal to the fair market value of our common stock on the date the option is granted. A total of 4,750,000 shares of our common stock were originally subject to the 1998 Plan, of which 1,936,720 options are outstanding, 742,820 options have been exercised, and 2,070,460 remain available for grant.

(2) For a description of the material features of grants of options and warrants other than options granted under our employee stock option plans, please see Notes 12.g.2, 12.g.3, 12.g.4, and 12.h.2 of the Notes to the Consolidated Financial Statements

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     Pursuant to a voting rights agreement dated September 30, 1996 and as amended December 10, 1997 and December 28, 1999, between Mr. Gross, Robert S. Ehrlich, Yehuda Harats and us, Lawrence M. Miller, Mr. Gross's advisor, is entitled to be nominated to serve on our board of directors so long as Mr. Gross, his heirs or assigns retain at least 1,375,000 shares of common stock. In addition, under the voting rights agreement, Mr. Gross and Messrs. Ehrlich and Harats agreed to vote and take all necessary action so that Messrs. Ehrlich, Harats and Miller shall serve as members of the board of directors until the earlier of December 28, 2004 or our fifth annual meeting of stockholders after December 28, 1999. Mr. Harats resigned as a director in 2002; however, we believe that Mr. Harats must continue to comply with the terms of this agreement.

ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this annual report, an evaluation (the "Evaluation") was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934. Based on the Evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) and required to be included in our periodic SEC filings.

     There have been no significant changes in our internal controls or in other factors since the date of the Evaluation that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     (1) Financial Statements - See Index to Financial Statements on page 58 above.

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

     (3) Exhibits - The following Exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

Exhibit No.                              Description
-----------                              -----------

(8)3.1         Amended and Restated Certificate of Incorporation

(15)3.1.1      Amendment   to  our   Amended   and   Restated   Certificate   of
               Incorporation

(2)3.2         Amended and Restated By-Laws

(1)4           Specimen Certificate for shares of common stock, $.01 par value

(1)10.1 Option Agreement dated October 29, 1992 between Electric Fuel B.V. ("EFBV") and Electric Storage Advanced Technologies, Sr ("ESAT")

(1)10.2        Sublicense Agreement dated May 20, 1993 between EFBV and ESAT

(1)10.3        Letter Agreement dated May 20, 1993 between EFBV and ESAT

(1)10.4 Notice of Edison's assumption of ESAT's obligations under the Sublicense Agreement with EFBV

(1)10.5        Letter of Intent  between us and Deutsche Post AG dated  November
               18, 1993

+(6)10.6 Amended and Restated 1993 Stock Option and Restricted Stock Purchase Plan dated November 11, 1996

+(1)10.7.1     Form of Management Employment Agreements

+*(1)10.7.2    General Employee Agreements


*(1)10.8       Office of Chief Scientist documents

(2)10.8.1      Letter from the Office of Chief  Scientist to us dated January 4,
               1995

*(1)10.9 Lease Agreement dated December 2, 1992 between us and Har Hotzvim Properties Ltd.

*(1)10.10      Letter of Approval by the  Investment  Center of the  Ministry of
               Trade

*(2)10.11      Summary of the terms of the Lease Agreements dated as of November
               11,  1994,  November  11, 1994 and April 3, 1995  between EFL and
               Industries Building Company, Ltd.

+(3)10.12      Amended and Restated 1995 Non-Employee Director Stock Option Plan

(3)10.13 Letters of Approval of Lines of Credit from First International Bank of Israel Ltd. dated March 14, 1996 and March 18, 1996

(4)10.14 Stock Purchase Agreement between us and Leon S. Gross ("Gross") dated September 30, 1996

Exhibit No.                              Description
-----------                              -----------
(4)10.15       Registration   Rights  Agreement   between  us  and  Gross  dated
               September 30, 1996

(4)10.16 Voting Rights Agreement between us, Gross, Robert S. Ehrlich and Yehuda Harats dated September 30, 1996

(5)10.17       Agreement between us and Walter Trux dated December 18, 1996

(5)10.18 Cooperation Agreement between The Israel Electric Corporation and EFL dated as of October 31, 1996

+(5)10.19      Amended and Restated Employment  Agreement dated as of October 1,
               1996 between us, EFL and Yehuda Harats

+(15)10.19.1   Second Amended and Restated Employment Agreement, effective as of
               January 1, 2000 between us, EFL and Yehuda Harats

+(15)10.19.2   Letter dated  January 12, 2001  amending  the Second  Amended and
               Restated Employment Agreement, effective as of January 1, 2000 between us, EFL and Yehuda Harats

+(5)10.20      Amended and Restated Employment  Agreement dated as of October 1,
               1996 between us, EFL and Robert S. Ehrlich

+(15)10.20.1   Second Amended and Restated Employment Agreement, effective as of
               January 1, 2000 between us, EFL and Robert S. Ehrlich

+(15)10.20.2   Letter dated  January 12, 2001  amending  the Second  Amended and
               Restated Employment Agreement, effective as of January 1, 2000 between us, EFL and Robert S. Ehrlich

(5)10.21 Agreement dated February 20, 1997 between STN ATLAS Elektronik GmbH and EFL

+(6)10.22      Employment  Agreement  dated May 13, 1997  between  us, EFL,  and
               Joshua Degani

+(15)10.22.1   Amendment  dated January 12, 2001 to Employment  Agreement  dated
               May 13, 1997 between us, EFL, and Joshua Degani

+(6)10.23      Termination  Agreement  dated March 12, 1998  between us, EFL and
               Menachem Korall

(6)10.24 Consulting Agreement dated March 12, 1998 between us, EFL, and Shampi Ltd.

(6)10.25 Amendment No. 1 to the Voting Rights Agreement between us, Gross, Robert S. Ehrlich, and Yehuda Harats dated December 10, 1997

(6)10.26 Amendment No. 2 to the Registration Rights Agreement between us, Gross, Robert S. Ehrlich and Yehuda Harats dated December 10, 1997

(7)10.27       1998  Non-Executive  Stock Option and  Restricted  Stock Purchase
               Plan

(8)10.28 Distribution Agreement dated December 31, 1998 between us and TESSCO Technologies Inc.

(9)10.29       Amendment to our Restated Certificate of Incorporation

(10)10.30 Securities Purchase Agreement dated December 28, 1999, and exhibits thereto, by and among us and the Purchasers listed on Exhibit A thereto

(10)10.31      Form of Warrant dated December 28, 1999

Exhibit No.                              Description
-----------                              -----------
(10)10.32 Amendment No. 1 to Voting Rights Agreement dated December 28, 1999, by and between us, Leon S. Gross, Robert S. Ehrlich, Yehuda Harats and the Purchasers listed on Exhibit A to the Securities Purchase Agreement dated December 28, 1999

(11)10.33 Common Stock Purchase Agreement dated January 5, 2000, and exhibits thereto, by and among us and the Purchasers listed on Exhibit A thereto

(12)10.34.1    Promissory Note dated January 3, 1998, from Yehuda Harats to us

(12)10.34.2 Amendment dated April 1, 1998, to Promissory Note dated January 3, 1998 between Yehuda Harats and us

(12)10.35.1 Promissory Note dated January 3, 1993, from Robert S. Ehrlich to us

(12)10.35.2 Amendment dated April 1, 1998, to Promissory Note dated January 3, 1993 between Robert S. Ehrlich and us (12)10.36 Promissory Note dated December 3, 1999, from Yehuda Harats to us

(12)10.37 Promissory Note dated December 3, 1999, from Robert S. Ehrlich to us

(12)10.38      Promissory Note dated February 9, 2000, from Yehuda Harats to us

(12)10.39 Promissory Note dated February 9, 2000, from Robert S. Ehrlich to us

(15)10.40 Share and Assets Purchase Agreement dated March 15, 2000 among us, Tadiran Limited, Tadiran Batteries Limited and Tadiran Electric Industries

(15)10.41 Stock Purchase Agreement dated March 15, 2000 between us and Koor Industries Ltd.

(15)10.42 Registration Rights Agreement dated March 15, 2000 between us, Tadiran Limited and Koor Industries Ltd.

(15)10.43 Voting Rights Agreement dated March 15, 2000 among made as of March 15, 2000 by and among us, Robert S. Ehrlich and Yehuda Harats, Koor Industries Ltd. and Tadiran Limited

(13)10.44 Termination and Release Agreement dated May 17, 2000 among us, Tadiran Limited, Tadiran Batteries Limited, Tadiran Electric Industries Corporation, Koor Industries Ltd., Robert S. Ehrlich and Yehuda Harats

(13)10.45 Common Stock Purchase Agreement dated May 17, 2000 between us and Koor Industries Ltd.

(13)10.46 Registration Rights Agreement dated May 17, 2000 between us and Koor Industries Ltd.

(14)10.47 Securities Purchase Agreement dated as of November 17, 2000 between us and Capital Ventures International

(14)10.48 Series A Stock Purchase Warrant issued to Capital Ventures International dated November 17, 2000

(14)10.49 Series B Stock Purchase Warrant issued to Capital Ventures International dated November 17, 2000

(14)10.50 Stock Purchase Warrant issued to Josephthal & Co., Inc. dated November 17, 2000

(15)10.51      Promissory Note dated January 12, 2001, from Yehuda Harats to us

(15)10.52 Promissory Note dated January 12, 2001, from Robert S. Ehrlich to us

Exhibit No.                              Description
-----------                              -----------
(15)10.53      Promissory Note dated January 12, 2001, from Joshua Degani to us

(15)10.54 Agreement of Lease dated December 5, 2000 between us as tenant and Renaissance 632 Broadway LLC as landlord

(16)10.55 Series C Stock Purchase Warrant issued to Capital Ventures International dated May 3, 2001

(17)10.56      Form of Common Stock Purchase Warrant dated May 8, 2001

(18)10.57 Securities Purchase Agreement dated as of October 25, 2001 between us and Orsay Services Inc.

(19)10.58 Securities Purchase Agreement dated as of December 4, 2001 between us and Vertical International Limited

(20)10.59 Stock Purchase Agreement dated as of January 11, 2002 between us and Grenville Finance Ltd.

(21)10.60 Stock Purchase Agreement dated as of January 18, 2002 between us and Special Situations Private Equity Fund, L.P., Special Situations Fund III, L.P., Special Situations Technology Fund, L.P. and Special Situations Cayman Fund, L.P.

(22)10.61 Asset Purchase Agreement dated August 2, 2002 between us and I.E.S. Electronics Industries U.S.A., Inc. and its direct and certain of its indirect shareholders

(22)10.62 Share Purchase Agreement dated August 2, 2002 between us and H.R.T. Ltd. And A.G.A. Protection Methods and Commerce Ltd. [English summary of Hebrew original]

(23)10.63 Securities Purchase Agreement dated December 31, 2002 between us and the Investors

(23)10.64      Form of 9% Secured Convertible Debenture due June 30, 2005

(23)10.65      Form of Warrant dated December 31, 2002

(23)10.66      Form of Security Agreement dated December 31, 2002

(23)10.67      Form of Intellectual  Property Security  Agreement dated December
               31, 2002

+**10.68 Settlement Agreement and Release between us and Yehuda Harats dated December 31, 2002

**10.69.1      Commercial  lease agreement  between  Commerce Square  Associates
               L.L.C.  and I.E.S.  Electronics  Industries  U.S.A.,  Inc.  dated
               September 24, 1997

**10.69.2      Amendment to Commercial  lease agreement  between Commerce Square
               Associates L.L.C. and I.E.S.  Electronics Industries U.S.A., Inc.
               dated as of May 1, 2000

**10.70 Agreement of Lease dated December 6, 2000 between Janet Nissim et al. and M.D.T. Protection (2000) Ltd. [English summary of Hebrew original]

**10.71        Agreement of Lease dated August 22, 2001 between  Aviod  Building
               and  Earthworks  Company  Ltd.  et  al.  and  M.D.T.   Protective
               Industries Ltd. [English summary of Hebrew original]

**21           List of Subsidiaries of the Registrant

**23           Consent of Kost Forer & Gabbay

**99.1 Written Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**99.2 Written Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------------------------------------
*    English translation or summary from original Hebrew
**   Filed herewith
+    Includes management contracts and compensation plans and arrangements
(1) Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-73256), which became effective on February 23, 1994
(2) Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-97944), which became effective on February 5, 1996
(3) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1995
(4) Incorporated by reference to our Current Report on Form 8-K dated October 4, 1996
(5) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1996, as amended
(6) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1997, as amended
(7) Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333- 74197), which became effective on March 10, 1998
(8) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1998
(9) Incorporated by reference to our Registration Statement on Form S-3 (Registration No. 333-95361), which became effective on February 10, 1999
(10) Incorporated by reference to our Current Report on Form 8-K filed January 7, 2000
(11) Incorporated by reference to our Current Report on Form 8-K filed January 24, 2000
(12) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999
(13) Incorporated by reference to our Current Report on Form 8-K filed May 23, 2000
(14) Incorporated by reference to our Current Report on Form 8-K filed November 17, 2000
(15) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000
(16) Incorporated by reference to our Current Report on Form 8-K filed May 7, 2001 (EDGAR Film No. 1623996)
(17) Incorporated by reference to our Current Report on Form 8-K filed May 7, 2001 (EDGAR Film No. 1623989)
(18) Incorporated by reference to our Current Report on Form 8-K filed November 21, 2001
(19) Incorporated by reference to our Current Report on Form 8-K filed December 4, 2001
(20) Incorporated by reference to our Current Report on Form 8-K filed January 15, 2002
(21) Incorporated by reference to our Current Report on Form 8-K filed January 23, 2002
(22) Incorporated by reference to our Current Report on Form 8-K filed August 12, 2002
(23) Incorporated by reference to our Current Report on Form 8-K filed January 6, 2003

(b)  Reports on Form 8-K.

     (1) We filed an amendment to a Current Report on Form 8-K on October 11, 2002, reporting "Item 7. Financial Statements, Pro Forma Financial Information and Exhibits," in connection with our acquisition of the assets of I.E.S. Electronics Industries U.S.A., Inc.
     (2) We filed a Current Report on Form 8-K on October 22, 2002, reporting "Item 5. Other Events and Regulation FD Disclosure," in connection with our decision to discontinue retail sales of our consumer battery products and the resignation of Yehuda Harats as our President and Chief Executive Officer.
     (3) We filed a Current Report on Form 8-K on January 6, 2003, reporting "Item 5. Other Events and Regulation FD Disclosure," in connection with our sale of $3,500,000 principal amount 9% Secured Convertible Debentures due June 30, 2005 and certain other related transactions, and in connection with our reaching a settlement with our former CEO.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2003.

                                          ELECTRIC FUEL CORPORATION


                                          By:/s/  Robert S. Ehrlich
                                             -----------------------------------
                                             Name: Robert S. Ehrlich
                                             Title:Chairman, President and Chief
                                                    Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                       Title                                 Date
               ---------                                       -----                                 ----
                                           Chairman, President, Chief Executive Officer and     March 31, 2003
      /s/ Robert S. Ehrlich                Director (Principal Executive Officer)
 --------------------------------------
          Robert S. Ehrlich


      /s/ Avihai Shen                      Vice President - Finance                             March 31, 2003
 -------------------------------------     (Principal Financial Officer)
          Avihai Shen

      /s/ Danny Waldner                    Controller                                           March 31, 2003
 -------------------------------------     (Principal Accounting Officer)
          Danny Waldner

      /s/ Steven Esses                     Executive Vice President, Chief Operating Officer    March 31, 2003
 -------------------------------------     and Director
          Steven Esses

      /s/ Jay M. Eastman                   Director                                             March 31, 2003
 -------------------------------------
          Dr. Jay M. Eastman

      /s/ Lawrence M. Miller               Director                                             March 31, 2003
 ---------------------------------------
          Lawrence M. Miller

      /s/ Jack E. Rosenfeld                Director                                             March 31, 2003
 --------------------------------------
          Jack E. Rosenfeld

                                           Director                                             March __, 2003
 --------------------------------------
          Bert W. Wasserman

                                 CERTIFICATIONS
--------------------------------------------------------------------------------

I, Robert S. Ehrlich, certify that:

     1. I have reviewed this annual report on Form 10-K of Electric Fuel Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
                                                /s/ Robert S. Ehrlich
                                                -------------------------------
                                                Robert S. Ehrlich, Chairman,
                                                President and CEO
                                                (Principal Executive Officer)

                                 CERTIFICATIONS
--------------------------------------------------------------------------------

I, Avihai Shen, certify that:

     1. I have reviewed this annual report on Form 10-K of Electric Fuel Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003
                                         /s/ Avihai Shen
                                         ---------------------------------------
                                         Avihai Shen, Vice President -
                                         Finance and CFO
                                         (Principal Financial Officer)

                 ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                             AS OF DECEMBER 31, 2002


                                 IN U.S. DOLLARS




                                      INDEX




                                                                 Page
                                                            -------------

Report of Independent Auditors                                       2

Consolidated Balance Sheets                                      3 - 4

Consolidated Statements of Operations                                5

Statements of Changes in Shareholders' Equity                    6 - 8

Consolidated Statements of Cash Flows                           9 - 11

Notes to Consolidated Financial Statements                     12 - 46

                              [LOGO] Ernst & Young


                         REPORT OF INDEPENDENT AUDITORS

                             To the Shareholders of

                            ELECTRIC FUEL CORPORATION




     We have audited the accompanying consolidated balance sheets of Electric Fuel Corporation (doing business as Arotech Corporation) (the "Company") and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


     In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.




                                               /s/ Kost, Forer & Gabbay
Tel Aviv, Israel                               KOST FORER & GABBAY
February 27, 2003                              A Member of Ernst & Young Global



   The accompanying notes are an integral part of the consolidated financial statements.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
In U.S. dollars


                                                                                      December 31,
                                                                              ----------------------------
                                                                                 2002             2001
                                                                              -----------      -----------
         ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                $ 1,457,526      $12,671,754
      Restricted collateral deposit and other restricted cash                     633,339               --
      Trade receivables (net of allowance for doubtful accounts in the amounts of $40,636 and $39,153 as of December 31, 2002 and 2001,
        respectively)                                                           3,776,195          765,402
     Other accounts receivable and prepaid expenses                             1,032,311          448,651
     Inventories                                                                1,711,479          523,366
     Assets of discontinued operations                                            349,774        8,422,082
                                                                              -----------      -----------

Total current assets                                                            8,960,624       22,831,255
                                                                              -----------      -----------

LOANS TO SHAREHOLDERS                                                                  --          501,288

SEVERANCE PAY FUND                                                              1,025,071          854,891

PROPERTY AND EQUIPMENT, NET                                                     2,555,249        2,220,806

GOODWILL                                                                        4,954,981               --

OTHER Intangible Assets, NET                                                    2,567,457               --
                                                                              -----------      -----------

                                                                              $20,063,382      $26,408,240
                                                                              ===========      ===========

        The accompanying notes are an integral part of the consolidated financial statements.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
In U.S. dollars

                                                                                              December 31,
                                                                                    ---------------------------------
                                                                                        2002                2001
                                                                                    -------------       -------------

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short term bank loans                                                          $     108,659       $          --
     Trade payables                                                                     2,900,117             791,576
     Other accounts payable and accrued expenses                                        2,009,109           1,222,653
     Current portion of promissory note due to purchase of a subsidiary                 1,200,000                  --
     Liabilities of discontinued operations                                             1,053,798           1,860,107
                                                                                    -------------       -------------

Total current liabilities                                                               7,271,683           3,874,336

LONG TERM LIABILITIES
     Accrued severance pay                                                              2,994,233           3,125,848
     Promissory note due to acquisition of a subsidiary                                   516,793                  --
                                                                                    -------------       -------------

Total long-term liabilities                                                             3,511,026           3,125,848

COMMITMENTS AND CONTINGENT LIABILITIES

MINORITY INTEREST                                                                         243,172                  --

SHAREHOLDERS' EQUITY:
     Share capital -
     Common stock - $0.01 par value each;
         Authorized: 100,000,000 shares as of December 31, 2002 and 2001;
           Issued: 35,701,594 shares and 29,059,469 shares as of December 31,
           2002 and 2001, respectively; Outstanding - 35,146,261 shares and
           28,504,136 shares as of December 31, 2002 and 2001, respectively               357,017             290,596
     Preferred shares - $0.01 par value each;
         Authorized: 1,000,000 shares as of December 31, 2002 and 2001; No
           shares issued and outstanding as of December 31, 2002 and 2001                      --                  --
     Additional paid-in capital                                                       114,082,584         105,686,909
     Accumulated deficit                                                             (100,673,619)        (82,169,261)
     Deferred stock compensation                                                          (12,000)            (18,000)
     Treasury stock, at cost (Common stock - 555,333 shares as of December 31,
       2002 and 2001)                                                                  (3,537,106)         (3,537,106)
     Notes receivable from shareholders                                                (1,177,589)           (845,081)
     Accumulated other comprehensive loss                                                  (1,786)                 --
                                                                                    -------------       -------------

Total shareholders' equity                                                              9,037,501          19,408,057
                                                                                    -------------       -------------

                                                                                    $  20,063,382       $  26,408,241
                                                                                    =============       =============

        The accompanying notes are an integral part of the consolidated financial statements.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
In U.S. dollars

                                                                           Year ended December 31,
                                                             --------------------------------------------------
                                                                 2002               2001               2000
                                                             ------------       ------------       ------------
Revenues:
   Products                                                  $  5,944,370       $  1,670,634       $  1,179,500
   Services                                                       462,369            422,998            310,442
                                                             ------------       ------------       ------------

Total revenues                                                  6,406,739          2,093,632          1,489,942

Cost of revenues                                                4,421,748          1,992,636          1,486,300
                                                             ------------       ------------       ------------

Gross profit                                                    1,984,991            100,996              3,642
                                                             ------------       ------------       ------------

Operating expenses:
   Research and development, net                                  685,919            455,845            498,895
   Selling and marketing expenses                               1,309,669            105,977            126,893
   General and administrative expenses                          4,023,103          3,827,544          3,306,716
   Amortization of intangible assets                              623,543                 --                 --
   In-process research and development write-off                   26,000                 --                 --
                                                             ------------       ------------       ------------

Total operating costs and expenses                              6,668,234          4,389,366          3,932,504
                                                             ------------       ------------       ------------

Operating loss                                                 (4,683,243)        (4,288,370)        (3,928,862)
Financial income, net                                             100,451            262,581            544,181
                                                             ------------       ------------       ------------

Loss before minority interest in earnings of a
   subsidiary                                                  (4,582,792)        (4,025,789)        (3,384,681)
Minority interest in earnings of a subsidiary                    (355,360)                --                 --
                                                             ------------       ------------       ------------

Net loss from continuing operations                            (4,938,152)        (4,025,789)        (3,384,681)
Net loss from discontinued operations (including loss
   on disposal of $4,446,684)                                 (13,566,206)       (13,260,999)        (8,596,277)
                                                             ------------       ------------       ------------
Net loss                                                     $(18,504,358)      $(17,286,788)      $(11,980,958)
                                                             ============       ============       ============

Deemed dividend to certain shareholders of Common stock      $         --       $ (1,196,667)      $         --
                                                             ------------       ------------       ------------

Net loss attributable to shareholders of Common stock        $(18,504,358)      $(18,483,455)      $(11,980,958)
                                                             ============       ============       ============

Basic and diluted net loss per share from continuing
  operations                                                 $      (0.15)      $      (0.21)      $      (0.17)
                                                             ============       ============       ============
Basic and diluted net loss per share from discontinued
  operations                                                 $      (0.42)      $      (0.55)      $      (0.45)
                                                             ============       ============       ============
Basic and diluted net loss per share                         $      (0.57)      $      (0.76)      $      (0.62)
                                                             ============       ============       ============

Weighted average number of shares used in computing
  basic and diluted net loss per share                         32,381,502         24,200,184         19,243,446
                                                             ============       ============       ============

        The accompanying notes are an integral part of the consolidated financial statements.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
In U.S. dollars

                                                                                                                     Accumulated
                                                                       Additional                     Deferred          other
                                                   Common stock          paid-in     Accumulated        stock       comprehensive
                                               Shares       Amount       capital       deficit      compensation    income (loss)
                                             ------------------------- ------------------------------------------------------------
Balance as of January 1, 2000                15,728,387     $ 157,284  $60,110,815   $(52,901,515)               -               -

  Payment of interest and principal on
    notes receivable from shareholders                -             -            -               -               -               -
  Issuance of shares to investors, net        2,477,952        24,780   18,249,373               -               -               -
  Issuance of shares to service providers        35,000           350      524,650               -               -               -
  Exercise of options                         1,880,156        18,802    6,936,355               -               -               -
  Exercise of warrants                        1,301,196        13,011    2,437,295               -               -               -
  Deferred stock compensation                         -             -       37,924               -         (37,924)              -
  Stock compensation related to options
    repriced                                          -             -       26,250               -                               -
  Amortization of deferred stock
    compensation                                      -             -            -               -          20,684               -
  Stock compensation related to options
    issued to consultants                             -             -      769,128               -               -               -
  Accrued interest on notes receivable from
    shareholders                                      -             -            -               -               -               -
  Comprehensive loss :
  Net loss                                            -             -            -     (11,980,958)              -               -
                                             -----------  ------------ ------------  -------------- --------------- ---------------
  Total comprehensive loss

  Balance as of December 31, 2000            21,422,691   $   214,227  $89,091,790   $ (64,882,473) $      (17,240) $            -
                                             ===========  ============ ============  ============== =============== ===============


                                                                                  Notes
                                                                 Total         receivable        Total
                                               Treasury      comprehensive        from       shareholders'
                                                 stock            loss        shareholders      equity
                                             --------------------------------------------------------------
  Balance as of January 1, 2000                $  (37,731)                    $ (3,086,494)    $ 4,242,359

  Payment of interest and principal on
    notes receivable from shareholders                   -                        2,705,052      2,705,052
  Issuance of shares to investors, net                   -                                -     18,274,153
  Issuance of shares to service providers                -                 -              -        525,000
  Exercise of options                                    -                 -     (3,723,456)     3,231,701
  Exercise of warrants                                   -                 -                     2,450,306
  Deferred stock compensation                            -                                -              -
  Stock compensation related to options
    repriced                                             -                                -         26,250
  Amortization of deferred stock
    compensation                                         -                                -         20,684
  Stock compensation related to options
    issued to consultants                                -                                -        769,128
  Accrued interest on notes receivable from
    shareholders                                         -                         (185,306)      (185,306)
  Comprehensive loss :
  Net loss                                               -       (11,980,958)             -    (11,980,958)
                                              -------------  ---------------- --------------  -------------
  Total comprehensive loss                                   $   (11,980,958)
                                                             ================
  Balance as of December 31, 2000             $    (37,731)                   $  (4,290,204)  $ 20,078,369
                                              =============                   ==============  =============

        The accompanying notes are an integral part of the consolidated financial statements.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
In U.S. dollars


                                                          Common stock         Additional                      Deferred
                                                     ------------------------    paid-in      Accumulated       stock
                                                       Shares       Amount       capital        deficit      compensation
                                                     ----------------------------------------------------------------------
Balance as of January 1, 2001                        21,422,691   $  214,227   $89,091,790   $ 64,882,473)  $     (17,240)

Repurchase of common shares from shareholders
  and repayment of the related interest and
  principal of notes from shareholders                        -            -       228,674               -               -
Issuance of shares to investors, net                  6,740,359       67,405    14,325,941               -               -
Retirement of shares                                    (3,000)         (30)      (17,970)               -               -
Issuance of shares to service providers                 346,121        3,461       536,916               -               -
Exercise of options                                     219,965        2,200       512,089               -               -
Exercise of warrants                                    333,333        3,333       836,667               -               -
Deferred stock compensation                                   -            -        18,000               -        (18,000)
Amortization of deferred stock compensation                   -            -       (6,193)               -          17,240
Stock compensation related to options issued to
  consultants                                                 -            -       139,291               -               -
Stock compensation related to options to
  consultants repriced                                        -            -        21,704               -               -
Comprehensive loss:
Net loss                                                      -            -             -    (17,286,788)               -
                                                     -----------  -----------  ------------  -------------- ---------------
Total comprehensive loss

Balance as of December 31, 2001                      29,059,469   $  290,596   $105,686,909  $(82,169,261)  $     (18,000)
                                                     ===========  ===========  ============  ============== ===============


                                                                          Total      Notes receivable        Total
                                                        Treasury      comprehensive        from          shareholders'
                                                          stock           loss         shareholders          equity
                                                     --------------------------------------------------------------------
Balance as of January 1, 2001                         $    (37,731)                  $     (4,290,204)  $     20,078,369

Repurchase of common shares from shareholders
  and repayment of the related interest and
  principal of notes from shareholders                  (3,499,375)                          3,470,431           199,730
Issuance of shares to investors, net                              -                                  -        14,393,346
Retirement of shares                                              -                             18,000                 -
Issuance of shares to service providers                           -                                  -           540,377
Exercise of options                                               -                           (43,308)           470,981
Exercise of warrants                                              -              -                   -           840,000
Deferred stock compensation                                       -                                  -                 -
Amortization of deferred stock compensation                       -                                  -            11,047
Stock compensation related to options issued to
  consultants                                                     -                                  -           139,291
Stock compensation related to options to
  consultants repriced                                            -                                  -            21,704
Comprehensive loss:
Net loss                                                          -   (17,286,788)                   -      (17,286,788)
                                                      -------------- --------------  ------------------ -----------------
Total comprehensive loss                                             $(17,286,788)
                                                                     ==============
Balance as of December 31, 2001                       $ (3,537,106)                  $       (845,081)  $     19,408,057
                                                      ==============                 ================== =================

        The accompanying notes are an integral part of the consolidated financial statements.


                                         Common stock           Additional                    Deferred
                                  ---------------------------    paid-in      Accumulated       stock        Treasury
                                     Shares        Amount        capital        deficit     compensation      stock
                                  ---------------------------------------------------------------------------------------
Balance as of January 1, 2002       29,059,469  $    290,596   $105,686,909  $(82,169,261)  $    (18,000)  $(3,537,106)
  Adjustment of notes from
    shareholders
  Repayment of notes from
    employees                                -             -              -              -              -             -
  Issuance of shares to investors    2,041,176        20,412      3,209,588
  Issuance of shares to service
    providers                          368,468         3,685        539,068
  Issuance of shares to lender
    in respect of prepaid
    interest expenses                  387,301         3,873        232,377              -              -             -
  Exercise of options by
    employees                          191,542         1,915        184,435
  Amortization of deferred stock
    compensation                                                                                    6,000
  Stock compensation related to
    options issued to employees         13,000           130         12,870
  Issuance of shares in respect
    of acquisition                   3,640,638        36,406      4,056,600
  Accrued interest on notes
    receivable                                                      160,737
  Other comprehensive loss
    Foreign currency translation
    adjustment
  Net loss                                                                    (18,504,358)
                                  ------------- -------------  ------------- -------------- -------------- -------------
  Total comprehensive loss

  Balance as of December 31, 2002   35,701,594  $    357,017   $114,082,584  $(100,673,619) $    (12,000)  $ (3,537,106)
                                  ============= =============  ============= ============== ============== =============

                                                      Notes       Accumulated
                                       Total        receivable       other          Total
                                   comprehensive       from      comprehensive  shareholders'
                                        loss       shareholders      loss          equity
                                  ------------------------------------------------------------
Balance as of January 1, 2002                      $  (845,081)              -  $  19,408,057
  Adjustment of notes from
    shareholders                                      (178,579)                     (178,579)
  Repayment of notes from
    employees                                            43,308                        43,308
  Issuance of shares to investors                                                   3,230,000
  Issuance of shares to service
    providers                                                                         542,753
  Issuance of shares to lender
    in respect of prepaid
    interest expenses                                         -                       236,250
  Exercise of options by
    employees                                          (36,500)                       149,850
  Amortization of deferred stock
    compensation                                                                        6,000
  Stock compensation related to
    options issued to employees                                                        13,000
  Issuance of shares in respect
    of acquisition                                                                  4,093,006
  Accrued interest on notes
    receivable                                        (160,737)                             -
  Other comprehensive loss
    Foreign currency translation
    adjustment                            (1,786)                      (1,786)        (1,786)
  Net loss                           (18,504,358)                                (18,504,358)
                                   --------------- ------------- -------------- --------------
  Total comprehensive loss         $ (18,506,144)
                                   ===============
  Balance as of December 31, 2002                  $ (1,177,589) $      (1,786) $   9,037,501
                                                   ============= ============== ==============

        The accompanying notes are an integral part of the consolidated financial statements.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. dollars

                                                                                             Year ended December 31,
                                                                                 -------------------------------------------
                                                                                    2002            2001            2000
                                                                                 -----------     -----------     -----------

Cash flows from operating activities:
     Net loss                                                                    (18,504,358)    (17,286,788)    (11,980,958)
       Less loss for the period from discontinued operations                      13,566,206      13,260,999       8,596,277

     Adjustments required to reconcile net loss to net cash used in operating activities:
     Minority interest in earnings of subsidiary                                     355,360              --              --
     Depreciation                                                                    473,739         530,013         514,242
     Amortization of intangible assets                                               623,543              --              --
     In-process research and development write-off                                    26,000              --              --
     Accrued severance pay, net                                                     (357,808)        530,777         209,999
     Amortization of deferred stock compensation                                       6,000          17,240           9,010
     Impairment and write-off of loans to shareholders                               542,317         206,005              --
     Compensation expenses related to repurchase of treasury
       stock                                                                              --         228,674              --
     Write-off of inventories                                                        116,008              --              --
     Amortization of compensation related to options issued to
       consultants and repriced options issued to employees
       and consultants                                                                    --              --         233,636
     Compensation expenses related to shares issued to
       employees                                                                      13,000              --              --
     Accrued interest on notes receivable from shareholders                               --          36,940        (230,922)
     Interest accrued on promissory notes due to acquisition                          29,829              --              --
     Interest accrued on restricted collateral deposit                                (3,213)             --              --
     Capital (gain) loss from sale of property and equipment                          (4,444)            815          (6,330)
     Decrease (increase) in trade receivables                                        389,516        (452,425)         35,741
     Decrease (increase) in other accounts receivable and
       prepaid expenses                                                              257,218         616,040        (595,744)
     Increase in inventories                                                        (520,408)       (128,897)        (98,092)
     Increase (decrease) in trade payables                                           (62,536)       (301,075)        (85,996)
     Increase (decrease) in other accounts payable and accrued
       expenses                                                                     (423,664)        286,511         (40,191)
                                                                                 -----------     -----------     -----------
     Net cash used in operating activities from continuing                        (3,477,695)     (2,455,171)     (3,439,328)
       operations (reconciled from continuing operations)

     Net cash used in operating activities from discontinued
        operations (reconciled from discontinued operations)                      (5,456,912)    (10,894,660)    (10,523,852)
                                                                                 -----------     -----------     -----------


Net cash used in operating activities                                             (8,934,607)    (13,349,831)    (13,963,180)
                                                                                 -----------     -----------     -----------

        The accompanying notes are an integral part of the consolidated financial statements.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. dollars

                                                                              Year ended December 31,
                                                                   ----------------------------------------------
                                                                       2002             2001             2000
                                                                   ------------     ------------     ------------
Cash flows from investing activities:
     Purchase of property and equipment                                (275,540)        (513,746)        (552,044)
     Payment to suppliers for purchase of property and
       equipment from previous year                                     (39,336)         (43,883)              --
     Loans granted to shareholders                                       (4,529)              --         (958,156)
     Repayment of loans granted to shareholders                              --               --          225,097
     Proceeds from sale of property and equipment                         8,199           40,217           57,867
     Acquisition of IES (1)                                          (2,958,083)              --               --
     Acquisition of MDT (2)                                          (1,201,843)              --               --
     Increase in restricted cash                                       (595,341)              --               --
     Net cash used in discontinued operations (purchase of
       property and equipment)                                         (290,650)        (761,555)      (2,306,467)
                                                                   ------------     ------------     ------------

Net cash used in investing activities                                (5,357,123)      (1,278,967)      (3,533,703)
                                                                   ------------     ------------     ------------

Cash flows from financing activities:
     Proceeds from issuance of shares, net                            3,230,000       14,393,346       18,150,404
     Proceeds from exercise of options                                  113,350          470,981        3,231,701
     Proceeds from exercise of warrants                                      --          840,000        2,450,306
     Payment of interest and principal on notes receivable from
       shareholders                                                      43,308               --        2,705,052
     Profit distribution to minority                                   (412,231)              --               --
     Increase in short term bank credit                                 108,659               --               --
     Payment on capital lease obligation                                 (5,584)              --               --
                                                                   ------------     ------------     ------------

Net cash provided by financing activities                             3,077,502       15,704,327       26,537,463
                                                                   ------------     ------------     ------------

Increase (decrease) in cash and cash equivalents                    (11,214,228)       1,075,529        9,040,580
Cash and cash equivalents at the beginning of the year               12,671,754       11,596,225        2,555,645
                                                                   ------------     ------------     ------------

Cash and cash equivalents at the end of the year                   $  1,457,526     $ 12,671,754     $ 11,596,225
                                                                   ============     ============     ============

Supplementary information on non-cash transactions:
Purchase of property and equipment against trade payables          $         --     $     39,336     $    227,230
                                                                   ============     ============     ============
Purchase of treasury stock in respect of notes receivable from
  shareholders                                                     $         --     $  3,499,375     $         --
                                                                   ============     ============     ============
Retirement of shares issued under notes receivables                $         --     $     18,000     $         --
                                                                   ============     ============     ============
Issuance of shares to consultants in respect of prepaid
   interest expenses                                               $    236,250     $         --     $    120,000
                                                                   ============     ============     ============

Exercise of options against notes receivable                       $     36,500     $     43,308     $  3,723,456
                                                                   ============     ============     ============

Supplemental disclosure of cash flows activities:
         Cash paid during the year for:
         Interest                                                  $     10,640     $     19,106     $     25,537
                                                                   ============     ============     ============


        The accompanying notes are an integral part of the consolidated financial statements.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
In U.S. dollars

(1) In July 2002, the Company acquired substantially all of the assets of I.E.S. Electronics Industries U.S.A., Inc. ("IES"). The net fair value of the assets acquired and the liabilities assumed, at the date of acquisition, was as follows:

Working capital, excluding cash and     $ 1,197,000
   cash equivalents
 Property and equipment, net                396,776
 Capital lease obligation                   (15,526)
 Technology                               1,515,000
 Existing contracts                          46,000
 Covenants not to compete                    99,000
 In process research and development         26,000
 Customer list                              527,000
 Trademarks                                 439,000
 Goodwill                                 4,068,726
                                        -----------

                                          8,298,976
Issuance of shares                       (3,653,929)
Issuance of promissory note              (1,686,964)
                                        -----------
                                        $ 2,958,083
                                        ===========


(2) In July 2002, the Company acquired 51% of the outstanding ordinary shares of MDT Protective Industries Ltd. ("MDT"). The fair value of the assets acquired and liabilities assumed was as follows:

Working capital, excluding cash and    $   350,085
   cash and cash equivalents
Property, and equipment, net               139,623
Minority rights                           (300,043)
Technology                                 280,000
Customer base                              285,000
Goodwill                                   886,255
                                       -----------
                                         1,640,920
Issuance of shares                        (439,077)
                                       -----------
                                       $ 1,201,843
                                       ===========

        The accompanying notes are an integral part of the consolidated financial statements.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars

NOTE 1: - GENERAL

a. Electric Fuel Corporation d/b/a Arotech Corporation ("EFC," "Electric Fuel," or the "Company") and its subsidiaries are engaged in the development, manufacture and marketing of defense and security products, including advanced hi-tech multimedia and interactive digital solutions for training of military, law enforcement and security personnel and sophisticated lightweight materials and advanced engineering processes to armor vehicles, and in the design, development and commercialization of its proprietary zinc-air battery technology for electric vehicles and defense applications. The Company is primarily operating through Electric Fuel Ltd. ("EFL") a wholly-owned Israeli based subsidiary, IES Interactive Training, Inc. ("IES"), a wholly-owned U.S. subsidiary, and MDT Protective Industries, an Israeli concern in which the
Company has a 51% interest. The Company's production and research and development operations are primarily located in Israel and in the United States.

In addition to EFL and MDT, the Company has three wholly-owned non-operating foreign subsidiaries, in the U.K ("EFL U.K."), in Germany ("GmbH") and in the Netherlands ("BV"). The Company also has three subsidiaries in the United States in addition to IES: Electric Fuel Transportation Corp. (Delaware), Instant Power Corporation (Delaware), and I.E.S. Defense Services, Inc. (Delaware).

b. Acquisition of IES:

In August 2, 2002, the Company entered into an asset purchase agreement among I.E.S. Electronics Industries U.S.A., Inc. ("IES"), its direct and certain of its indirect shareholders, and its wholly-owned Israeli subsidiary, EFL, pursuant to the terms of which it acquired substantially all the assets, subject to substantially all the liabilities, of IES, a developer, manufacturer and marketer of advanced hi-tech multimedia and interactive digital solutions for training of military, law enforcement and security personnel. The Company intends to continue to use the assets purchased in the conduct of the business formerly conducted by IES (the "Business"). The acquisition has been accounted under the purchase method of accounting. Accordingly, all assets and liabilities were acquired as at the values on such date, and the Company consolidated IES's results with its own commencing at such date.

The assets purchased consisted of the current assets, property and equipment, and other intangible assets used by IES in the conduct of the Business. The consideration for the assets and liabilities purchased consisted of (i) cash and promissory notes in an aggregate amount of $4,800,000 ($3,000,000 in cash and $1,800,000 in promissory notes, which was recorded at its fair value in the amount of $1,686,964) (see Note 9), and (ii) the issuance, with registration rights, of a total of 3,250,000 shares of our common stock, $.01 par value per share, having a value of approximately $3,653,929, which shares are the subject of a voting agreement on the part of IES and certain of its affiliated companies. The value of 3,250,000 shares issued was determined based on the average market price of EFC's Common stock over the period including two days before and after the terms of the acquisition were agreed to and announced. The total consideration of $8,390,893 (including $50,000 of transaction costs) was determined based upon arm's-length negotiations between the Company and IES and IES's shareholders.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars


NOTE 1: - GENERAL (Cont.)


Based upon an independent valuation of tangible and intangible assets acquired, Electric Fuel has allocated the total cost of the acquisition to I.E.S.'s assets as follows:


Tangible assets acquired                           $ 2,856,951

Intangible assets
     Technology (four year useful life)              1,515,000
     Existing contracts (one year useful life)          46,000
     Covenants not to compete (five year useful
       life)                                            99,000
     In process research and development                26,000
     Customer list (seven year useful life)            527,000
     Trademarks (indefinite useful life)               439,000
     Goodwill                                        4,068,726
Liabilities assumed                                 (1,186,784)
                                                   -----------

Total consideration                                $ 8,390,893
                                                   ===========

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill arising from acquisitions will not be amortized. In lieu of amortization, EFC is required to perform an annual impairment review. If EFC determines, through the impairment review process, that goodwill has been impaired, it will record the impairment charge in its statement of operations. EFC will also assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The value assigned to the tangible, intangibles assets and liabilities was determined as follows:

     1. To determine the value of the Company's net current assets, property and equipment, and net liabilities; the Cost Approach was used, which requires that the assets and liabilities in question be restated to their market values. Per estimation made by the independent appraisal the book values for the current assets and liabilities were reasonable proxies for their market values.

     2. The amount of the excess cost attributable to technology of Range 2000, 3000 and A2Z Systems is $1,515,000 and was determined using the Income Approach.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars

NOTE 1: - GENERAL (Cont.)


     3. The value assigned to purchased in-process technology relates to two projects "Black Box" and A2Z trainer. The estimated fair value of the acquired in-process research and development platforms that had not yet reached technological feasibility and had no alternative future use amounted to $26,000. Technological feasibility or commercial viability of these projects was established at the acquisition date. These products were considered to have no alternative future use other than the technological indications for which they were in development. Accordingly, these amounts were immediately expensed in the consolidated statement of operations on the acquisition date in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." The estimated fair values of these platforms were determined using discounted cash flow models. Projects were estimated to be 4% complete; estimated costs to completion of these platforms were approximately $200,000 and $25,000, respectively, and discount rate of 25% was used.

     4. The value assigned to the customer list is amounted to $527,000. Management states that its customers have generally been very loyal to the Company's products; most present customers will purchase add-ons or up-grades to their IES simulator systems in the future, and some will purchase additional warranties for the systems they possess. Independent appraisal has therefore valued the Company's customer list using the Income Approach.

     5. The value assigned to the trademarks is amounted to $439,000 and was determined based on the Cost Approach. In doing so, it is assumed that historical expenditures for advertising are a reasonable proxy for the future benefits expected from the Trademarks and Trade names.

     6. Value of IES's Covenant Not to Compete (CNC) was valued at the amount of $99,000. One of IES's intangible assets is its covenant not to compete. Asset Purchase Agreement precludes the former parent company, and its principals and key employees from competing with IES for five years from the Valuation Date. According to management, among the individuals covered by the CNC are the original developers of the Range 2000 and A2Z systems. Estimated CNC's value was determined using the Income Approach. The estimated value of the CNC is the sum of the present value of the cash flows that would be lost if the CNC was not in place. Specifically, the value of the CNC is calculated as the difference between the projected cash flows if the former parent company or its principals were to start competing immediately and the projected cash flows if those parties start competing after five years, when the CNC expires.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars


NOTE 1: - GENERAL (Cont.)


c. Acquisition of MDT:

On July 1, 2002, the Company entered into a stock purchase agreement with all of the shareholders of M.D.T. Protective Industries Ltd. ("MDT"), pursuant to the terms of which the Company purchased 51% of the issued and outstanding shares of MDT, a privately-held Israeli company that specializes in using sophisticated lightweight materials and advanced engineering processes to armor vehicles. The Company also entered into certain other ancillary agreements with MDT and its shareholders and other affiliated companies. The Acquisition was accounted under the purchase method accounting and results of MDT's operations have been included in the consolidated financial statements since that date. The total consideration of $1,767,877 for the shares purchased consisted of (i) cash in the aggregate amount of 5,814,000 New Israeli Shekels ($1,231,780), and (ii) the issuance, with registration rights, of an aggregate of 390,638 shares of our common stock, $0.01 par value per share, having a value of approximately $439,077. The value of 390,638 shares issued was determined based on the average market price of EFC's Common stock over the period including two days before and after the terms of the acquisition were agreed to and announced.

Based upon an independent valuation of tangible and intangible assets acquired, Electric Fuel has allocated the total cost of the acquisition to MDT's assets as follows:


          Tangible assets acquired     $ 1,337,048

          Intangible assets
             Technology (five year         280,000
              weighted average
              useful life)
             Customer base (five           285,000
              year weighted average
              useful life)
             Goodwill                      886,255
          Liabilities assumed           (1,020,426)
                                       -----------

          Total consideration          $ 1,767,877
                                       ===========

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill arising from acquisitions will not be amortized. In lieu of amortization, EFC is required to perform an annual impairment review. If EFC determines, through the impairment review process, that goodwill has been impaired, it will record the impairment charge in its statement of operations. EFC will also assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars

NOTE 1: - GENERAL (Cont.)

The value assigned to the tangible, intangibles assets and liabilities was determined as following:

     1. To determine the value of the Company's net current assets, net property, and equipment and net liabilities; the Cost Approach was used, which requires that the assets and liabilities in question be restated to their market values. Per estimation made by the independent appraisal the book values for the current assets and liabilities were reasonable proxies for their market values.

     2. The amount of the excess cost attributable to technology of optimal bulletproofing material and power mechanism for bulletproofed windows is $280,000 and was determined using the Income Approach.

     3. The value assigned to the customer base is amounted to $285,000. Independent appraisal has valued the Company's customer base using the Income Approach. The valuation of the customers' base derives mostly from relations with customers with no contracts. Most of the customers of MDT are from defense sector and usually have longstanding relationships and tend to reorder from the Company.

     d.   Pro forma results:

The following unaudited proforma information does not purport to represent what the Company's results of operations would have been had the acquisitions occurred on January 1, 2001 and 2002, nor does it purport to represent the results of operations of the Company for any future period.


                                                                              Year ended December 31,
                                                                            ---------------------------
                                                                               2002            2001
                                                                            -----------    ------------
          Revenues                                                          $12,997,289    $ 12,369,749
                                                                            ===========    ============

          Net loss from continuing operations                               $(6,103,771)   $ (5,757,675)
                                                                            ===========    ============

          Basic and diluted net loss per share for continuing operations    $     (0.18)   $      (0.21)
                                                                            ===========    ============


          Weighted average number of shares of common stock in
            computation of basic and diluted net loss per share              34,495,185      27,840,822
                                                                            ===========    ============


The  amount  of  the  excess  cost  attributable  to  in-process   research  and
development of IES and MDT in the amount of $26,000 has not been included in the pro forma information, as it does not represent a continuing expense.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars

NOTE 1: - GENERAL (Cont.)


e. Discontinued operations:

In September 2002, the Company committed to a plan to discontinue the operations of its retail sales of consumer battery products. The Company ceased the operation and disposed of all assets related to this segment by an abandonment. The operations and cash flows of consumer battery business have been eliminated from the operations of the entity as a result of the disposal transactions. The Company has no intent of continuing its activity in the consumer battery business. The Company's plan of discontinuance involved (i) termination of all employees whose time was substantially devoted to the consumer battery line and who could not be used elsewhere in the Company's operations, including payment of all statutory and contractual severance sums, by the end of the fourth quarter of 2002, and (ii) disposal of the raw materials, equipment and inventory used exclusively in the consumer battery business, since the Company has no reasonable expectation of being able to sell such raw materials, equipment or inventory for any sum substantially greater than the cost of disposal or shipping, by the end of the first quarter of 2003. The Company had previously reported its consumer battery business as a separate segment (Consumer
Batteries) as called for by Statement of Financial Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131").

The results of operations including revenue, operating expenses, other income and expense of the retail sales of consumer battery products business unit for 2002, 2001 and 2000 have been reclassified in the accompanying statements of operations as a discontinued operation. The Company's balance sheets at December 31, 2002 and 2001 reflect the net liabilities of the retail sales of consumer battery products business as net liabilities and net assets of discontinued operation within current liabilities and current assets.

At December 31, 2002, the estimated net losses associated with the disposition of the retail sales of consumer battery products business were approximately $13,566,206 for 2002. These losses included approximately $6,508,222 in losses from operations for the period from January 1, 2002 through the measurement date of December 31, 2002 and $7,057,684, reflecting a write-down of inventory and net property and equipment of the retail sales of consumer battery products business, as follows:

                                                      December 31, 2002
                                                      -----------------
          Write-off of inventories                       $2,611,000
          Impairment of property and equipment            4,446,684
                                                         ----------
                                                         $7,057,684
                                                         ==========


As a result of the discontinuance of consumer battery segment, the Company ceased to use property and equipment related to this segment. In accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long- Lived Assets" ("SFAS No. 144") such assets was considered to be impaired, the impairment to be recognized was measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars


NOTE 1: - GENERAL (Cont.)

Obligations to employees for severance and other benefits resulting from the discontinuation have been reflected in the financial statements on an accrual basis.

Summary operating results from the discontinued operation for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                     Year Ended December 31,
                                        ----------------------------------------------
                                            2002             2001             2000
                                        ------------     ------------     ------------
          Revenues                      $  1,100,442     $  1,939,256     $  2,563,620
          Cost of sales (1)               (5,293,120)      (5,060,966)      (3,073,142)
                                        ------------     ------------     ------------

          Gross loss                       4,192,678        3,121,710          509,522
          Operating expenses               4,926,844       10,139,289        8,086,755
          Impairment of fixed assets       4,446,684               --               --
                                        ------------     ------------     ------------
          Operating loss                $ 13,566,206     $ 13,260,999     $  8,596,277
                                        ============     ============     ============

----------------------
(1) Including write-off of inventory in the amount of $2,611,000, $441,000 and $0 for the years ended December 31, 2002, 2001 and 2000.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars


NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES

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

b. Financial statements in U.S. dollars:

A majority of the revenues of the Company and most of its subsidiaries is generated in U.S. dollars. In addition, a substantial portion of the Company's and most of its subsidiaries costs are incurred in U.S. dollars ("dollar"). Management believes that the dollar is the primary currency of the economic environment in which the Company and most of its subsidiaries operate. Thus, the functional and reporting currency of the Company and most of its subsidiaries is the dollar. Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" ("SFAS No. 52"). All transaction, gains and losses from the remeasured monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses, as appropriate.

The majority of financial transactions of MDT is in New Israel Shekel ("NIS") and a substantial portion of MDT's costs is incurred in NIS. Management believes that the NIS is the functional currency of MDT. Accordingly, the financial statements of MDT have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts has been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive loss in shareholders' equity

c. Principles of consolidation:

The consolidated  financial  statements  include the accounts of the Company and
its  wholly  and  majority  owned   subsidiaries.   Intercompany   balances  and
transactions have been eliminated upon consolidation.

d. Cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with maturities of three months or less when acquired.

e. Inventories:

Inventories are stated at the lower of cost or market value. Inventory write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence and for market prices lower than cost. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made to write inventory down to its market value. In 2002, the Company wrote off $116,008 of obsolete inventory, which has been included in the cost of revenues.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars


NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES


Cost is determined as follows:

Raw and packaging materials - by the average cost method.

Work in progress - represents the cost of manufacturing with the addition of allocable indirect manufacturing cost.

Finished products - on the basis of direct manufacturing costs with the addition of allocable indirect manufacturing costs.

f. Property and equipment:

Property and equipment are stated at cost net of accumulated depreciation and investment grants (no investment grants were received during 2002, 2001 and 2000).

Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following annual rates:

                                                                  %
                                                     ---------------------------

      Computers and related equipment                            33
      Motor vehicles                                             15
      Office furniture and equipment                           6 - 10
      Machinery, equipment and installation              10 - 25 (mainly 10)
      Leasehold improvements                         Over the term of the lease

The Company and its subsidiaries' long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less selling costs. As of December 31, 2002 no impairment losses have been identified.

g. Goodwill:

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Under Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No, 142") goodwill acquired in a business combination on or after July 1, 2001, is not amortized.

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES


SFAS No. 142 requires goodwill to be tested for impairment on adoption of the Statement and at least annually thereafter or between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value of the Company's reportable units with their carrying value. Fair value is determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units.

h. Other intangible assets:

Intangible assets acquired in a business combination that are subject to amortization should be amortized over their useful life using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, in accordance with SFAS No.
142. Intangible assets are amortized over their useful life (See Note 1b. and c).

i. Impairment of indefinite lived intangible asset

The acquired trademark is deemed to have an indefinite useful life because it is expected to contribute to cash flows indefinitely. Therefore, the trademark will not be amortized until its useful life is no longer indefinite The trademark will be tested for impairment in accordance FAS 142.

j. Revenue recognition:

The Company generates revenues primarily from sales of multimedia and interactive digital training systems and use-of-force simulators specifically targeted for law enforcement and firearms training and from service contracts related to such sales (through IES), from providing lightweight armoring services of vehicles (through MDT), and, to a lesser extent, from sale of zinc-air battery products for defense applications. To a lesser extent, revenues are generated from development services and long-term arrangements subcontracted by the U.S Government.

Revenues from products, training and simulation systems are recognized in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements ("SAB No. 101") when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the seller's price to the buyer is fixed or determinable, no further obligation remains and collectibility is reasonably assured.

The Company does not grant a right of return to its customers.

Revenues from long-term agreements, subcontracted by the U.S. government, are recorded on a cost-sharing basis, when services are rendered and products delivered, as prescribed in the related agreements. Provisions for estimated losses are recognized in the period in which the likelihood of such losses is determined. As of December 31, 2002, no such estimated losses were identified.

Deferred revenues includes unearned amounts received from customers, but not recognized as revenues.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES


Revenues from development services are recognized based on Statement of Position No. 81-1 "Accounting for Performance of Construction - Type and Certain Production - Type Contracts" ("SOP 81-1"), using contract accounting on a percentage of completion method, based on completion of agreed-upon milestones and in accordance with the "Output Method" or based on the time and material basis. Provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. As of December 31, 2002, no such estimated losses were identified.


Revenues from lightweight armoring services of vehicles are recorded when services are rendered and vehicle is delivered and no additional obligations exists.

k. Research and development cost:

Research and development costs, net of grants received, are charged to the statements of operations as incurred.

l. Royalty-bearing grants:

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

m. Income taxes:

The Company and its subsidiaries account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This Statement prescribes the use of the liability method, whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiaries provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

n. Concentrations of credit risk:

Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents, restricted collateral deposit and other restricted cash, trade receivables and long-term loans to shareholders. Cash and cash equivalents are invested in U.S. dollar deposits with major Israeli, U.S. and U.K. banks. Such deposits in the U.S. may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES

The trade receivables of the Company and its subsidiaries are mainly derived from sales to customers located primarily in the United States, Europe and Israel. Management believes that credit risks are moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers' financial condition. An allowance for doubtful accounts is determined with respect to those accounts that the Company has determined to be doubtful of collection.

The Company has provided long-term loans to its shareholders, amounting to $733,059 as of December 31, 2002. The long-term loans are secured by the Company's shares and since the value of the Company's shares has decreased, the Company incurred a material loss during the years 2002 and 2001.

The Company and its subsidiaries had no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

o. Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year, plus dilutive potential shares of common stock considered outstanding during the year, in accordance with Statement of Financial Standards No. 128, "Earnings Per Share" ("SFAS No. 128").

All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per common share because all such securities are anti-dilutive for all periods presented. The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share was 4,394,803, 3,170,334 and 2,812,725 for the years ended December 31, 2002, 2001 and 2000, respectively.

p. Accounting for stock-based compensation:

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") and Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of the Company's share options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized. Under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), pro-forma information regarding net income and income per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123.

The Company applies SFAS No. 123 and Emerging Issue Task Force No. 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18") with respect to options issued to non-employees. SFAS No. 123 requires use of an option valuation model to measure the fair value of the options at the grant date.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

     The fair value for the options to employees was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions: risk-free interest rates of 3.5%, 3.5-4.5%, and 6.5% for 2002, 2001 and 2000, respectively; a dividend yield of 0.0% for each of those years; a volatility factor of the expected market price of the Common Stock of 0.64 for 2002, 0.82 for 2001 and 0.95% for 2000; and a weighted-average expected life of the option of 10 years for 2002, 2001 and 2000.

          The following table illustrates the effect on net income and earnings per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation:

                                                                           Year ended December 31,
                                                             ----------------------------------------------
                                                                 2002             2001             2000
                                                             ------------     ------------     ------------
     Net income as reported                                  $(18,504,358)    $(18,483,455)    $(11,980,958)
     Add: Stock-based compensation expenses included in
        reported net loss                                              --           17,240           20,684
                                                             ------------     ------------     ------------
     Deduct:  Stock-based compensation expenses
        determined under fair value method for all awards      (2,072,903)      (2,906,386)      (2,045,764)
                                                             ------------     ------------     ------------
     Pro forma net loss                                      $(20,577,261)    $(21,372,601)    $(14,006,038)
                                                             ============     ============     ============
     Loss per share:
        Basic and diluted, as reported                       $      (0.57)    $      (0.76)    $      (0.62)
                                                             ============     ============     ============
        Diluted, pro forma                                   $      (0.64)    $      (0.88)    $      (0.73)
                                                             ============     ============     ============

q. Fair value of financial instruments:

The  following  methods  and  assumptions  were  used  by the  Company  and  its
subsidiaries   in  estimating   their  fair  value   disclosures  for  financial
instruments:

The carrying amounts of cash and cash equivalents restricted collateral deposit and other restricted cash, trade receivables, short-term bank credit, and trade payables approximate their fair value due to the short-term maturity of such instruments.

The  carrying   amount  of  the  Company's   long-term   loans  to  shareholders
approximates their fair value. The fair value was estimated using the fair market value of the secured Company's shares.

Long-terms liabilities are estimated by discounting the future cash flows using current interest rates for loans or similar terms and maturities. The carrying amount of the long-term liabilities approximates their fair value.

r. Severance pay:

The Company's liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date. Employees are entitled to one month's salary for each year of employment, or a portion thereof. The Company's liability for all of its employees is fully provided by monthly deposits with severance pay funds, insurance policies and by an accrual. The value of these policies is recorded as an asset in the Company's balance sheet.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars


NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In addition and according to certain employment agreements, the Company is obligated to provide for a special severance pay in addition to amounts due to certain employees pursuant to Israeli severance pay law. The Company has made a provision for this special severance pay in accordance with Statement of Financial Accounting Standard No. 106, "Employer's Accounting for Post Retirement Benefits Other than Pensions" ("SFAS No. 106"). As of December 31, 2002 and 2001, the accumulated severance pay in that regard amounted to $1,630,366 and $1,975,535, respectively.


The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies and includes immaterial profits.

Severance income for the year ended December 31, 2002 amounted to $338,574 as compared to severance expenses for the years ended December 31, 2001 and 2000, which amounted to $653,885 and $430,943, respectively.

s. Advertising costs:

The Company and its subsidiaries expense advertising costs as incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000 was approximately $294,599, $1,676,280 and $1,453,025, respectively.

t. Impact of recently issued accounting standards:

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its results of operations or financial position.


NOTE 3: - RESTRICTED COLLATERAL DEPOSIT AND OTHER RESTRICTED CASH

The restricted collateral deposit is invested in a $595,341 certificate of deposit that is used to secure a standby letter of credit required in connection with a sales contract the Company signed with the Royal Thai Army on September 28, 2002. The other restricted cash consists of security deposits in connection with real property lease arrangements.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. dollars


NOTE 4: - OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES


                                      December 31,
                               ------------------------
                                  2002          2001
                               ----------    ----------

     Government authorities    $  348,660    $  204,435
     Employees                     23,959         4,680
     Prepaid expenses             591,008       198,150
     Other                         68,684        41,386
                               ----------    ----------
                               $1,032,311    $  448,651
                               ==========    ==========


NOTE 5: - INVENTORIES

                                         December 31,
                                    ------------------------
                                       2002         2001
                                    ----------    ----------

     Raw and packaging materials    $  893,666    $  454,086
     Work in progress                  296,692        28,995
     Finished products                 521,121        40,285
                                    ----------    ----------
                                    $1,711,479    $  523,366
                                    ==========    ==========


NOTE 6: - LOANS TO SHAREHOLDERS


In February and May 2000, two officers of the Company exercised options to purchase a total of 263,330 and 550,000, respectively, shares of the Company's common stock (see Note 12.e.2). In connection with such exercises, the Company granted loans secured by the Company's shares to those two officers to cover their related tax liabilities. The loans were in the form of non-recourse promissory notes in the total amount of $958,156, bearing interest at a rate equal to 4% over the then-current percentage increase in the Israeli Consumer Price Index ("CPI") between the date of the loan and the date of the annual interest calculation. During the years 2000 and 2001 one of the shareholders repaid a portion of his non-recourse note at the amount of $225,097 and $38,639, respectively. During the years 2002 and 2001, the Company has impaired those loans and has written off the amounts of $501,288 and $206,005, respectively, due to decline of the fair market value of its shares, which was recorded in general and administrative expenses.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
IN U.S. DOLLARS


NOTE 7: - PROPERTY AND EQUIPMENT, NET

a. Composition of property and equipment is as follows:

                                                              December 31,
                                                       ------------------------
                                                          2002          2001
                                                       ----------    ----------
     Cost:
              Computers and related equipment          $  815,759    $  786,158
              Motor vehicles                              335,286       336,216
              Office furniture and equipment              519,092       313,760
              Machinery, equipment and                  4,715,182     4,294,600
                installations
              Leasehold improvements                      442,482       355,536
              Demo inventory                              154,689            --
                                                       ----------    ----------

                                                        6,982,490     6,086,270
                                                       ----------    ----------
     Accumulated depreciation:
              Computers and related equipment             669,258       566,290
              Motor vehicles                               39,281        62,523
              Office furniture and equipment              255,829       180,498
              Machinery, equipment and installations    3,106,389     2,797,558
              Leasehold improvements                      356,484       258,595
                                                       ----------    ----------

                                                        4,427,241     3,865,464
                                                       ----------    ----------

     Depreciated cost                                  $2,555,249    $2,220,806
                                                       ==========    ==========


b. Depreciation expense amounted to $473,739, $530,013 and $514,242, for the years ended December 31, 2002, 2001 and 2000, respectively.

As for liens, see Note 11.d.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 8: - OTHER INTANGIBLE ASSETS, NET

a.
                                               Year ended December 31,
                                               ----------    ------------
                                                  2002            2001
                                               ----------    ------------
     Cost:
       Technology                              $1,795,000    $         --
       Existing contracts                          46,000              --
       Covenants not to compete                    99,000              --
       Customer list                              812,000              --
                                               ----------    ------------

                                                2,752,000              --
     Less - accumulated amortization              623,543              --
                                               ----------    ------------

     Amortized cost                             2,128,457              --
     Trademarks                                   439,000              --
                                               ----------    ------------

                                                2,567,457              --
                                               ==========    ============


b. Amortization expenses amounted to $623,543 for the year ended December 31, 2002.

c.   Estimated amortization expenses for the years ended:

                      Year ended December 31,
                      -----------------------


                 2003                 $1,172,000
                 2004                    263,000
                 2005                    233,000
                 2006                    205,843

     2007 and forward                    254,614
                                      ----------
                                      $2,128,457
                                      ==========

NOTE 9: - PROMISSORY NOTES

In connection with the acquisition discussed in Note 1b, the Company issued promissory notes in the face amount of an aggregate of $1,800,000, one of which was a note for $400,000 that was convertible into an aggregate of 200,000 shares of the Company's common stock. The Company has accounted for these notes in accordance with Accounting Principles Board Opinion No. 21, "Interest on
Receivables and Payables," and recorded the notes at its present value in the amount of $1,686,964. In December 2002, the terms of these promissory notes were amended to (i) extinguish the $1,000,000 note due at the end of June 2003 in exchange for prepayment of $750,000, (ii) amend the $400,000 note due at the end of December 2003 to be a $450,000 note, and (iii) amend the convertible $400,000 note due at the end of June 2004 to be a $450,000 note convertible at $0.75 as to $150,000, at $0.80 as to $150,000, and at $0.85 as to $150,000. In accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," the terms of the promissory notes are not changed or modified and the cash flow effect on a present value basis is less than 10 % and therefore the Company did not record any compensation related to these changes.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 10: - OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES


                                              December 31,
                                       ------------------------
                                          2002          2001
                                       ----------    ----------

     Employees and payroll accruals    $  615,292    $  688,985
     Accrued vacation pay                 137,179       300,779
     Accrued expenses                     342,793        74,639
     Advances from customers                   --        98,070
     Minority balance                     289,451            --
     Government authorities               497,428            --
     Deferred warranty revenues            95,831            --
     Other                                 31,135        60,180
                                       ----------    ----------
                                       $2,009,109    $1,122,653
                                       ==========    ==========



NOTE 11: - COMMITMENTS AND CONTINGENT LIABILITIES


a. Royalty commitments:

1. Under EFL's research and development agreements with the Office of the Chief Scientist ("OCS"), and pursuant to applicable laws, EFL is required to pay royalties at the rate of 3%-3.5% of net sales of products developed with funds provided by the OCS, up to an amount equal to 100% of research and development grants received from the OCS (linked to the U.S. dollars. Amounts due in respect of projects approved after year 1999 also bear interest of the Libor rate).

     EFL is obligated to pay royalties only on sales of products in respect of which OCS participated in their development. Should the project fail, EFL will not be obligated to pay any royalties.

     Royalties paid or accrued for the years ended December 31, 2002, 2001 and 2000, to the OCS amounted to $32,801, $75,791 and $70,637, respectively.

     As of December 31, 2002, total contingent liability to pay to OCS (at 100%) was outstanding at the amount of approximately $9,882,000.

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

     EFL is obligated to pay royalties only on sales of products in respect of which BIRD-F participated in their development. Should the project fail, EFL will not be obligated to pay any royalties.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 11: - COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)


     Royalties paid or accrued to the BIRD-F amounted at $0 for each of the three years ended December 31, 2002.

     As of December 31, 2002, total contingent liability to pay BIRD-F (at 150%) was approximately $772,000.

b. Lease commitments:

The Company and its subsidiaries rent their facilities under various operating lease agreements, which expire on various dates, the latest of which is in 2005. The minimum rental payments under non-cancelable operating leases are as follows:

             Year ended December 31,
     ---------------------------------
     2003                     $439,947
     2004                      147,444
     2005                       86,775
                              --------

                              $674,166
                              ========

Total rent expenses for the years ended December 31, 2002, 2001 and 2000, were approximately $629,101, $456,701 and $261,000, respectively.

Rental payments are primarily payable in Israeli currency, linked to the Israeli Consumer Price Index ("CPI").

c. Guarantees:

The Company obtained bank guarantees in the amount of $34,893, mainly in respect of a letter of credit to the supplier of one of its subsidiaries.

d. Liens:

As security for compliance with the terms related to the investment grants from the state of Israel, EFL has registered floating liens on all of its assets, in favor of the State of Israel.

NOTE 12: - SHAREHOLDERS' EQUITY

a. Shareholders' rights:

The Company's shares confer upon the holders the right to receive notice to participate and vote in the general meetings of the Company and right to receive dividends, if and when declared.

b. Issuance of common stock to investors:

1. On January 5, 2000, the Company entered into a Common Stock Purchase Agreement with a group of private investors. Pursuant to this agreement, on January 10, 2000, the Company issued 385,000 shares of common stock to the investors for a total purchase price of $962,500.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 12: - SHAREHOLDERS' EQUITY (Cont.)

2. On May 17, 2000, the Company entered into an agreement with an investor, pursuant to which the Company issued 1,000,000 shares of common stock to the investor, at a price of $10.00 per share, for a total purchase price of $10,000,000. In addition, on November 16, 2000, the Company subsequently issued an additional 92,952 shares of common stock pursuant to the anti-dilution calculation stated in the share purchase agreement with the investor.

3. On November 17, 2000, the Company entered into an agreement with a venture capital fund, pursuant to which the Company issued 1,000,000 shares of common stock to the investor, at a price of $8.375 per share, for a total purchase price of $8,375,000. (See also Note 12.f.2.)

4. In May 2001, the Company issued a total of 4,045,454 shares of its common stock to a group of institutional investors at a price of $2.75 per share, or a total purchase price of $11,125,000. (See also Note 12.f.2 and 12.f.3.)

5. On November 21, 2001, the Company issued a total of 1,503,759 shares of its common stock at a purchase price of $1.33 per share, or a total purchase price of $2,000,000, to a single institutional investor.

6. On December 5, 2001, the Company issued a total of 1,190,476 shares of its common stock at a purchase price of $1.68 per share, or a total purchase price of $2,000,000, to a single institutional investor.

7. On January 18, 2002, the Company issued a total of 441,176 shares of its common stock at a purchase price of $1.70 per share, or a total purchase price of $750,000, to an investor (see also Note 12.f.4).

8. On January 24, 2002, the Company issued a total of 1,600,000 shares of its common stock at a purchase price of $1.55 per share, or a total purchase price of $2,480,000, to a group of investors.

c. Issuance of common stock to service providers and employees:

1. In June 2000, 35,000 shares of common stock were issued at par consideration to a consultant for providing business development and marketing services in the United Kingdom. At the issuance date, the fair value of these shares was determined both by the value of the shares issued as reflected by fair market price at the issuance date and by the value of the services provided and amounted to $525,000 in accordance with EITF 96-18. In accordance with EITF 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees" ("EITF 00-18"), the Company recorded this compensation expenses of $405,000 during the year 2000 and $120,000 during the year 2001 and included these amounts in marketing expenses.

2. On June 17, 2001 the Company issued a consultant a total of 8,550 shares of its common stock in compensation for services rendered by such consultant for the Company for preparation of certain video point-of-purchase and sales demonstration materials. At the issuance date the fair value of these shares was determined both by the value of the shares issued as reflected by fair market price at the issuance date and by the value of the services provided and amounted to $15,488 in accordance with EITF 96-18. In accordance with EITF 00-18, the Company recorded this compensation expense as marketing expenses in the amount of $15,488.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 12: - SHAREHOLDERS' EQUITY (Cont.)

3. On September 17, 2001 the Company issued to selling and marketing consultants a total of 337,571 shares of its common stock in compensation for distribution services rendered by such consultant. At the issuance date the fair value of these shares was determined both by the value of the shares issued as reflected by fair market price at the issuance date and by the value of the services provided and amounted to $524,889 in accordance with EITF 96-18 and in accordance with EITF 00-18. The Company recorded this compensation expense as marketing expenses in the amount of $524,889.

4. On February 15, 2002 and September 10, 2002, 318,468 and 50,000 shares, respectively, of common stock were issued at par consideration to a consultant for providing business development and marketing services in the United Kingdom. At the issuance date, the fair value of these shares was determined both by the value of the shares issued as reflected by fair market price at the issuance date and by the value of the services provided and amounted to $394,698 and $63,000, respectively, in accordance with EITF 96-18. In accordance with EITF 00-18, the Company recorded this compensation expense of $394,698 and $63,000, respectively, during the year 2002 and included this amount in marketing expenses.

5. On September 10, 2002, an aggregate of 13,000 shares of common stock were issued at par consideration to two of our employees as stock bonuses. At the issuance date, the fair value of these shares was determined by the fair market value of the shares issued as reflected by fair market price at the issuance date in accordance with APB No. 25. In accordance with APB No. 25, the Company recorded this compensation expense of $13,000 during the year 2002 and included this amount in general and administrative expenses.

d. Issuance of shares to lenders

As part of the securities purchase agreement on December 31, 2002 (see Note 17), the Company issued 387,301 shares at par consideration to lenders for the first nine months of interest expenses. At the issuance date, the fair value of these shares was determined both by the value of the shares issued as reflected by fair market price at the issuance date and by the value of the interest and amounted to $236,250 in accordance with APB 14.

e. Issuance of notes receivable:

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

Additionally, the Company agreed to purchase the Company's shares from the employee-shareholders, at prevailing market prices, up to the full amount outstanding under the notes and to grant new options at exercise prices equal to prevailing market prices, in the amount that the shares were sold by the employee-shareholders.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 12: - SHAREHOLDERS' EQUITY (Cont.)

In March 2000, the  employee-shareholders  exercised  certain stock options (see
Note 12.g). The proceeds in the amount of $605,052 from the sale of the shares were allocated to the repayment of the loan referred to above. As of December 31, 2002, there was no outstanding balance on this loan.

2. In February 2000 and in May 2000, certain officers of the Company exercised options to purchase a total of 263,330 and 550,000, respectively, shares of the Company's common stock, paying the exercise price in form of ten-year non-recourse promissory notes in an aggregate amount of $658,326 and $3,040,250, respectively. The notes are secured by the shares issued upon exercise of such options, bearing non-recourse interest at a rate equal to the federal fund rate + 1%. (See Note 6)

The Company has accounted for these promissory notes as a variable stock award pursuant to the provisions of Emerging Issues Task Force issue 95-16, "Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion 25" ("EITF 95-16"). The Company did not record any compensation due to the decrease in the market value of the Company's shares during the years 2001 and 2000.

In February 2001, the Board of Directors of the Company, upon the recommendation of its Compensation Committee and with the agreement of the officers involved, purchased a total of 550,000 of the shares, which had already been issued, in exchange for repayment of the non-recourse notes from the officers in the amount of $3,470,431. $3,183,530 out of this amount relates to 550,000 shares from May 2000. The remaining amount of $248,262 represents repayment of other notes, including $38,639 of loans to shareholders described in Note 6. As a result of this transaction, the Company recorded treasury stock in the amount of $3,499,375. An amount of $228,674 was recorded as additional paid-in-capital as it reflected a compensation expense related to this re-purchase.

f. Warrants:

1. As part of an investment agreement in December 1999, the Company issued warrants to purchase up to an additional 950,000 and 475,000 shares of the Company's common stock to the investors at the exercise price of $1.25 and $4.50 per share, respectively. Pursuant to the terms of these warrants, a total of 251,196 shares of common stock were issued to such warrant holders in 2000 on a cashless exercise basis. As of December 31, 2000, 1,050,000 warrants had been exercised, in addition to the warrants issued on a cashless basis.

2. As part of the investment agreement in November 2000 (see Note 12.b.3), the Company issued warrants to purchase an additional 1,000,000 shares of common stock to the investor, with exercise prices of $11.31 for 333,333 of these warrants and $12.56 per share for 666,667 of these warrants. In addition, the Company issued warrants to purchase 150,000 shares of common stock, with exercise prices of $9.63 for 50,000 of these warrants and $12.56 per share for 100,000 of these warrants to an investment banker involved in this agreement. Out of these warrants issued to the investor, 666,667 warrants expire on November 17, 2005 and 333,333 warrants were to expire on August 17, 2001.

As part of the transaction in May 2001 (see Note 12 b.4), the Company repriced these warrants in the following manner:

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 12: - SHAREHOLDERS' EQUITY (Cont.)



     o Of the 1,000,000 warrants granted to the investor, the exercise price of 666,667 warrants was reduced from $12.56 to $3.50 and of 333,333 warrants was reduced from $11.31 to $2.52. In addition, the 333,333 warrants that were to expire on August 17, 2001, were immediately exercised for a total consideration of $840,000.

     o Moreover, the Company issued to this investor an additional warrant to purchase 250,000 shares of common stock at an exercise price of $3.08 per share, to expire on May 3, 2006.

     o Of the 150,000 warrants granted to the investment banker the exercise price of 100,000 warrants was reduced from $12.56 to $3.08 and of 50,000 warrants was reduced from $9.63 to $3.08. In addition, the 50,000 warrants that were to expire on August 17, 2001 were extended to November 17, 2005.

As a result of the aforesaid modifications, including the repricing of the warrants to the investors and to the investment banker and the additional grant of warrants to the investor, the Company has recorded a deemed dividend in the amount of $1,196,667, to reflect the additional benefit created for these certain investors. The fair value of the repriced warrants was calculated as a difference measured between (1) the fair value of the modified warrant determined in accordance with the provisions of SFAS No. 123, and (2) the value of the old warrant immediately before its terms are modified, determined based on the shorter of (a) its remaining expected life or (b) the expected life of the modified option. The deemed dividend increased the loss applicable to common stockholders in the calculation of basic and diluted net loss per share for the year ended December 31, 2001, without any effect on total shareholder's equity.

3. As part of the investment agreement in May 2001 (see Note 12.b.4), the Company issued to the investors a total of 2,696,971 warrants to purchase shares of common stock at a price of $3.22 per share; these warrants are exercisable by the holder at any time after November 8, 2001 and will expire on May 8, 2006. The Company also issued to a financial consultant that provided investment banking services concurrently with this transaction a total of 125,000 warrants to purchase shares of common stock at a price of $3.22 per share; these warrants are exercisable by the holder at any time and will expire on June 12, 2006. In addition the Company paid approximately $562,000 in cash, which was recorded as deduction from additional paid in capital.

4. As part of the investment agreement in January 2002 (see Note 12.b.7), the Company, in January 2002, issued to a financial consultant that provided investment banking services concurrently with this transaction a warrants to acquire (i) 150,000 shares of common stock at an exercise price of $1.68 per share, and (ii) 119,000 shares of common stock at an exercise price of $2.25 per share; these warrants are exercisable by the holder at any time and will expire on January 4, 2007.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 12: - SHAREHOLDERS' EQUITY (Cont.)

5. As part of the securities  purchase  agreement on December 31, 2002 (see Note
17), the Company issued to the purchasers of its 9% secured convertible debentures warrants as follows: (i) Series A Warrants to purchase an aggregate of 1,166,700 shares of common stock at any time prior to December 31, 2007 at a price of $0.84 per share; (ii) Series B Warrants to purchase an aggregate of 1,166,700 shares of common stock at any time prior to December 31, 2007 at a price of $0.89 per share; and (iii) Series C Warrants to purchase an aggregate of 1,166,700 shares of common stock at any time prior to December 31, 2007 at a price of $0.93 per share.

In connection with these warrants, the Company will record financial expenses of $1,096,698, which will be amortized ratably over the life of the convertible debentures (3 years). This transaction was accounted according to APB No. 14 "Accounting for Convertible debt and Debt Issued with Stock Purchase Warrants and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments". The fair value of these warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 3.5%, a volatility factor 64%, dividend yields of 0% and an contractual life of 5 years.

g. Stock option plans:

1. Options to employees and others (except consultants)

a. The Company has adopted the following stock option plans, whereby options may be granted for purchase of shares of the Company's common stock. Under the terms of the employee plans, the Board of Directors or the designated committee grants options and determines the vesting period and the exercise terms.

1) 1991 Employee Option Plan - 2,115,600 shares reserved for issuance, of which 33,692 are available for future grants to employees as of December 31, 2002.

2) 1993 Employee Option Plan - as amended, 4,200,000 shares reserved for issuance, of which 1,904,781are available for future grants to employees as of December 31, 2002.

3) 1998 Employee Option Plan - as amended, 4,750,000 shares reserved for issuance, of which 2,070,460 are available for future grants to employees and consultants as of December 31, 2001.

4) 1995 Non-Employee Director Plan - 1,000,000 shares reserved for issuance, of which 640,000 are available for future grants to directors as of December 31, 2002.


b. Under these plans, options generally expire no later than 10 years from the date of grant. Each option can be exercised to purchase one share, conferring the same rights as the other common shares. Options that are cancelled or forfeited before expiration become available for future grants. The options generally vest over a three-year period (33.3% per annum).

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 12: - SHAREHOLDERS' EQUITY (Cont.)

c. A summary of the status of the Company's plans and other share options (except for options granted to consultants) granted as of December 31, 2002, 2001 and 2000, and changes during the years ended on those dates, is presented below:

                                              2002                     2001                    2000
                                      --------------------------------------------------------------------
                                                   Weighted                Weighted                Weighted
                                                    average                 average                 average
                                                   exercise                exercise                 exercise
                                      Amount         price      Amount       price      Amount       price
                                      ----------     -----    ----------     -----    ----------     -----
                                                       $                       $                      $
                                                     -----                   -----                   -----
Options outstanding at beginning
  of year                              4,240,228     $2.74     2,624,225     $3.82     2,820,679     $3.44
Changes during year:
Granted (1) (3)                        1,634,567     $0.87     2,172,314     $1.55     1,598,233     $4.58
Exercised (4) (2)                       (191,542)    $1.29      (159,965)    $1.31    (1,715,628)    $3.84
Forfeited or cancelled                  (422,887)    $1.92      (396,346)    $4.11       (79,059)    $4.93
Repriced (2):
Old exercise price                            --        --            --        --      (310,000)    $4.95
New exercise price                            --        --            --        --       310,000     $4.95
                                      ----------     -----    ----------     -----    ----------     -----

Options outstanding at end of year     5,260,366     $2.26     4,240,228     $2.74     2,624,225     $3.82
                                      ==========     =====    ==========     =====    ==========     =====

Options exercisable at end of year     4,675,443     $2.26     2,643,987     $2.75     1,078,332     $3.81
                                      ==========     =====    ==========     =====    ==========     =====


(1) Includes 481,435, 1,189,749 and 870,000 options granted to related parties in 2002, 2001 and 2000, respectively.

(2) On May 25, 2000, the Company repriced downwards 150,000 options from $6.60 per share to $4.95. The Company also repriced upward 160,000 options held by the same options holder from $3.375 per share to $4.95. The options holder immediately exercised those options. In accordance with FIN 44 the downward repricing resulted in a variable plan accounting, however, due to the immediate exercise the Company recorded a compensation expense in the amount of $26,250 at that date only.

(3) The Company recorded deferred stock compensation for options issued with an exercise price below the fair value of the common stock in the amount of $0, $18,000 and $37,924 as of December 31, 2002, 2001 and 2000, respectively.
Deferred stock compensation is amortized and recorded as compensation expenses ratably over the vesting period of the option. The stock compensation expense that has been charged in the consolidated statements of operations in respect of options to employees in 2002, 2001 and 2000, was $6,000, $17,240 and $20,684,
respectively.

(4) In September 2002 and December 2001, the employees exercised 100,000 and 33,314, respectively, options for which the exercise price was not paid at the exercise date. The Company recorded the owed amount of $73,000 and $43,308, respectively, as "Note receivable from shareholders" in the statement of shareholders' equity. In accordance with EITF 95-16, since the original option grant did not permit the exercise of the options through loans, and due to the Company's history of granting non-recourse loans, this postponement in payments of the exercise price resulted in a variable plan accounting. However, the Company did not record any compensation due to the decrease in the market value of the Company's shares during 2001 and 2002. During the year 2002 the notes in the amount of $43,308 were entirely repaid and note at the amount of $36,500 was forgiven and appropriate compensation was recorded.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 12: - SHAREHOLDERS' EQUITY (Cont.)


d. The options outstanding as of December 31, 2002 have been separated into ranges of exercise price, as follows:


                          Total options outstanding                Exercisable options outstanding
              --------------------------------------------------- ----------------------------------
                  Amount          Weighted
                  Amount           average                           Amount
 Range of     outstanding at      remaining         Weighted     exercisable at       Weighted
 exercise      December 31,      contractual         average       December 31,         average
  prices           2002             life         exercise price        2002         exercise price
------------  ---------------- ----------------  ---------------- ----------------  ----------------
     $                              Years               $                                  $
------------                   ----------------  ----------------                   ----------------
0.30-2.00         3,422,797           6.91              1.15          3,011,530            1.12
3.00-4.00           421,069           3.84              3.00            419,669            3.00
4.00-6.00         1,356,500           7.45              4.60          1,189,244            4.64
6.00-8.00            50,000           2.43              7.49             45,000            7.56
8.00                 10,000           4.75              9.06             10,000            9.06
              ---------------- ----------------  ---------------- ----------------  ----------------
                  5,260,366           6.75              2.26          4,675,443            2.26
              ================ ================  ================ ================  ================


Weighted-average fair values and exercise prices of options on dates of grant are as follows:


                             Equals market price             Exceeds market price            Less than market price
                         -----------------------------   ------------------------------   ------------------------------
                           Year ended December 31,          Year ended December 31,          Year ended December 31,
                         -----------------------------   ------------------------------   ------------------------------
                          2002       2001       2000      2002       2001        2000      2002      2001         2000
                         --------   --------  --------   --------  ----------  --------   --------  --------   ---------
 Weighted average        $ 1.265    $   1.579 $   4.580  $    --   $   1.466   $  7.125   $ 0.755   $   1.300  $   5.270
   exercise prices
 Weighted average fair                               0                                                     0           0
   value on grant date   $ 0.560    $   0.50  $   4.12   $    --   $   0.560   $  3.760   $ 0.250   $   0.79   $    6.60



2.   Options issued to consultants:

a. The Company's outstanding options to consultants as of December 31, 2002, are as follows:

                                         2002                         2001                         2000
                              ---------------------------  ---------------------------  ---------------------------
                                             Weighted                     Weighted                     Weighted
                                              average                      average                      average
                                             exercise                     exercise                      exercise
                               Amount         price         Amount          price         Amount          price
                               -------        -----         -------         -----         -------         -----
                                                $                             $                             $
                                              -----                         -----                         -----
Options outstanding at         245,786        $5.55         175,786         $6.57         141,814         $3.09
  beginning of year
Changes during year:
  Granted (1)                       --           --         130,000         $6.02         198,500         $5.86
  Exercised                         --           --         (60,000)        $5.13        (164,528)        $2.72

Repriced (2):
  Old exercise price                --           --         (56,821)        $9.44              --            --
  New exercise price                --           --          56,821         $4.78              --            --
                               -------        -----         -------         -----         -------         -----

Options outstanding at
  end of year                  245,786        $5.55         245,786         $5.55         175,786         $6.56
                               =======        =====         =======         =====         =======         =====

Options exercisable at
  end of year                  125,786        $6.42         125,786         $6.42         149,044         $6.80
                               =======        =====         =======         =====         =======         =====

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 12: - SHAREHOLDERS' EQUITY (Cont.)

(1) 120,000 options out of 130,000 options granted in 2001 to the Company's selling and marketing consultants are subject to the achievement of the targets specified in the agreements with these consultants. The measurement date for these options has not yet occurred, as these targets have not been met, in accordance with EITF 96-18. When the targets is achieved the Company will record appropriate compensation upon the fair value at the same date at which the targets is achieved.

     (2) During the year 2001 the Company repriced 56,821 options to its service providers. The fair value of repriced warrants was calculated as a difference measured between (1) the fair value of the modified warrants determined in accordance with the provisions of SFAS 123, and (2) the value of the old warrant immediately before its terms were modified, determined based on the shorter of (a) its remaining expected life or (b) the expected life of the modified option. As a result of the repricing, the Company has recorded an additional compensation at the amount of $21,704, and included this amount in marketing expenses.

b. The Company accounted for its options to consultants under the fair value method of SFAS No. 123 and EITF 96-18. The fair value for these options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                 2002      2001       2000
                                 ----      ----       ----
Dividend yield                     --         0%         0%
Expected volatility                --        82%        95%
Risk-free interest                 --   3.5-4.5%       6.5%
Contractual life of up to          --   10 years    5 years


c. In connection with the grant of stock options to consultants, the Company recorded stock compensation expenses totaling $0, $139,291 and $796,128 for the years ended December 31, 2002, 2001 and 2000, respectively, and included these amounts in marketing expenses.

3. Dividends:

In the event that cash dividends are declared in the future, such dividends will be paid in U.S. dollars. The Company does not intend to pay cash dividends in the foreseeable future.

4. Treasury Stock:

Treasury stock is the Company's common stock that has been issued and subsequently reacquired. The acquisition of common stock is accounted for under the cost method, and presented as reduction of stockholders' equity.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 13: - INCOME TAXES

a. Taxation of U.S. parent company (EFC):

As of December 31, 2002, EFC has operating loss carryforwards for U.S. federal income tax purposes of approximately $15 million, which are available to offset future taxable income, if any, expiring in 2010-2015. Utilization of U.S net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loses before utilization.

b. Israeli subsidiary (EFL):

1. Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (the "Investments Law"):

EFL's manufacturing facility has been granted "Approved Enterprise" status under the Investments Law, and is entitled to investment grants from the State of Israel of 38% on property and equipment located in Jerusalem, and 10% on property and equipment located in its plant in Beit Shemesh, and to reduced tax rates on income arising from the "Approved Enterprise," as detailed below.

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


The entitlement to the above benefits is conditional upon the Company's fulfilling the conditions stipulated by the Investments Law, regulations published thereunder and the instruments of approval for the specific investments in "approved enterprises." In the event of failure to comply with these conditions, the benefits may be canceled and the Company may be required to refund the amount of the benefits, in whole or in part, including interest. As of December 31, 2002, according to the Company's management, the Company has fulfilled all conditions.

The main tax benefits available to EFL are:

a) Reduced tax rates:

During the period of benefits (seven to ten years), commencing in the first year in which EFL earns taxable income from the "Approved Enterprise," a reduced corporate tax rate of between 10% and 25% (depending on the percentage of foreign ownership, based on present ownership percentages of 15%) will apply, instead of the regular tax rates.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 13: - INCOME TAXES (Cont.)

The period of tax benefits, detailed above, is subject to limits of 12 years from the commencement of production, or 14 years from the approval date, whichever is earlier. Hence, the first program will expire in the year 2004 and the second in the year 2008. The commencement of production according to the third program has not been determined yet by the investment center and so there is no ability to determine the period of the tax benefits according to this program. The benefits have not yet been utilized since the Company has no taxable income, since its incorporation.

b) Accelerated depreciation:

EFL is entitled to claim accelerated depreciation in respect of machinery and equipment used by the "Approved Enterprise" for the first five years of operation of these assets.

2.   Measurement   of  results  for  tax  purposes  under  the  Income  Tax  Law
(Inflationary Adjustments), 1985

Results for tax purposes are measured in real terms of earnings in NIS after certain adjustments for increases in the Consumer Price Index. As explained in
Note 2b, the financial statements are presented in U.S. dollars. The difference between the annual change in the Israeli consumer price index and in the NIS/dollar exchange rate causes a difference between taxable income and the income before taxes shown in the financial statements. In accordance with paragraph 9(f) of SFAS No. 109, EFL has not provided deferred income taxes on this difference between the reporting currency and the tax bases of assets and liabilities.

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

5. Tax rates applicable to income distributed as dividends by EFL:

The effective taxes on income distributed by EFL to its parent company, EFC, would increase as a result of the Israeli withholding tax imposed upon such dividend distributions. The overall effective tax rate on such distribution would be 28%, in respect of income arising from EFL's "Approved Enterprise," and 44% in respect of other income. EFL does not have any earnings available for distribution as dividend, nor does it intend to distribute any dividends in the foreseeable future.

6. Tax loss carryforwards:

As of December 31, 2002, EFL has operating loss carryforwards for Israeli tax purposes of approximately $93 million, which are available, indefinitely, to offset future taxable income.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 13: - INCOME TAXES (Cont.)


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

d. Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets resulting from tax loss carryforward are as follows:


                                                                      December 31,
                                                           ---------------------------------
                                                               2002                 2001
                                                           ------------         ------------
                                                                     U.S. dollars
                                                           ---------------------------------
  Operating loss carryforward                              $ 29,257,118         $ 12,162,581
  Reserve and allowance                                         303,204              477,522
                                                           ------------         ------------

  Net deferred tax asset before valuation allowance          29,560,322           12,640,103
  Valuation allowance                                       (29,560,322)         (12,640,103)
                                                           ------------         ------------
                                                           $         --         $         --
                                                           ============         ============


The Company and its subsidiaries provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized. The change in the valuation allowance as of December 31, 2002 was $16,920,219.

e. Loss before taxes on income:


                                       Year ended December 31
                     ------------------------------------------------------
                         2002                 2001                 2000
                     ------------         ------------         ------------
                                          U.S. dollars
                     ------------------------------------------------------
Domestic             $ (5,250,633)        $ (5,828,828)        $ (2,021,661)
Foreign               (13,254,195)         (11,457,960)          (9,959,297)
                     ------------         ------------         ------------

                     $(18,504,358)        $(17,286,788)        $(11,980,958)
                     ============         ============         ============

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 14: - SELECTED STATEMENTS OF OPERATIONS DATA

a. Research and development expenses, net:


                                               Year ended December 31
                                  ----------------------------------------------
                                     2002              2001              2000
                                  ----------        ----------        ----------
                                                    U.S. dollars
                                  ----------------------------------------------

Research and development costs    $  685,919        $  455,845        $1,065,065
Less royalty-bearing grants               --                --           195,170
                                  ----------        ----------        ----------

                                  $  685,919        $  455,845        $  869,895
                                  ==========        ==========        ==========


b. Financial income, net:


                                                             Year ended December 31,
                                                ---------------------------------------------
                                                   2002              2001              2000
                                                ---------         ---------         ---------
                                                                  U.S. dollars
                                                ---------------------------------------------
Financial expenses:
Interest, bank charges and fees                 $ (89,271)        $ (49,246)        $ (67,480)
Foreign currency translation differences           15,202           (16,003)         (219,043)
                                                ---------         ---------         ---------

                                                  (74,069)          (65,249)         (286,523)
                                                ---------         ---------         ---------
Financial income:
   Interest                                       174,520           327,830           830,704
                                                ---------         ---------         ---------

Total                                           $ 100,451         $ 262,581         $ 544,181
                                                =========         =========         =========

NOTE 15: - RELATED PARTY DISCLOSURES

                                                                       Year ended December 31,
                                                              ------------------------------------------
                                                                2002             2001             2000
                                                              --------         --------         --------
                                                                            U.S. dollars
                                                              ------------------------------------------
Transactions:
Reimbursement of general and administrative expenses          $ 36,000         $ 23,850         $ 28,880
                                                              ========         ========         ========

Financial income (expenses), net from notes receivable
  and loan holders (see Notes 6 and 12.e.2)                   $ (7,309)        $(36,940)        $230,924
                                                              ========         ========         ========

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 16: - SEGMENT INFORMATION


a. General:

The Company and its subsidiaries operate primarily in two business segments (see
Note 1a for a brief description of the Company's business) and follow the requirements of SFAS No. 131.

The Company previously managed its business in three reportable segments organized on the basis of differences in its related products and services. With the discontinuance of Consumer Batteries segment (see Note 1.e-Discontinued Operation) and acquiring two subsidiaries (see Notes 1.b.and c.), two reportable segments remain: Electric Fuel Batteries, and Defense and Security Products. As a result the Company reclassified information previously reported in order to comply with new segment reporting.

The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon two primary factors, one is the segment's operating income and the other is based on the segment's contribution to the Company's future strategic growth.

b. The following is information about reported segment gains, losses and assets:

                                               Electric            Defense and
                                                 Fuel               Security
                                              Batteries             Products            All Other              Total
                                             ------------         ------------         ------------         ------------
2002
Revenues from outside customers                 1,682,296         $  4,724,444         $         --         $  6,406,739
Depreciation expense and amortization            (252,514)            (676,754)            (194,013)          (1,123,281)
Direct expenses (1)                            (3,062,548)          (4,353,770)          (2,905,743)         (10,322,061)
                                             ------------         ------------         ------------         ------------
Segment gross loss                           $ (1,632,766)        $   (306,080)        $ (3,099,756)          (5,038,602)
                                             ============         ============         ============         ============
Financial income                                                                                                 100,451
                                                                                                            ------------
Net loss from continuing operation                                                                          $  4,938,151
                                                                                                            ============

Segment assets (2)                           $  2,007,291         $  1,683,825         $    575,612         $  4,266,728
                                             ============         ============         ============         ============
Expenditures for segment assets              $    246,664         $     58,954         $     70,486         $    376,104
                                             ============         ============         ============         ============

2001
Revenues from outside customers              $  2,093,632         $         --         $         --         $  2,093,632
Depreciation expense                             (304,438)                  --             (225,575)            (530,013)
Direct expenses (1)                            (2,295,501)                  --           (3,556,486)          (5,851,987)
                                             ------------         ------------         ------------         ------------
Segment gross loss                           $   (506,307)        $         --         $ (3,782,061)          (4,288,368)
                                             ============         ============         ============         ============
Financial income net                                                                                             262,581
                                                                                                            ------------
Net loss from continuing operations                                                                         $ (4,025,787)
                                                                                                            ============

Segment assets (2)                           $  2,041,257         $         --         $    702,915         $  2,744,172
                                             ============         ============         ============         ============
Expenditures for segment assets              $    229,099         $         --         $    323,985         $    553,084
                                             ============         ============         ============         ============

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 16: - SEGMENT INFORMATION (Cont.)

                                        Electric        Defense and
                                          Fuel            Security
                                        Batteries         Products        All Other         Total
                                       -----------     --------------    -----------     -----------
2000
Revenues from outside customers        $ 1,478,495     $           --    $    11,446     $ 1,489,941
Depreciation expense                      (310,408)                --       (203,834)       (514,242)
Direct expenses (1)                     (1,754,003)                --     (3,150,558)     (4,904,561)
                                       -----------     --------------    -----------     -----------
Segment gross loss                     $  (585,916)    $           --    $(3,342,946)     (3,928,862)
                                       ===========     ==============    ===========     ===========
Financial income net                                                                         544,181
                                                                                         -----------
Net loss from continuing operations                                                      $(3,384,681)
                                                                                         ===========

Segment assets (2)                     $ 2,020,771     $           --    $   662,575     $ 2,683,346
                                       ===========     ==============    ===========     ===========
Expenditures for segment assets        $   284,939     $           --    $   310,988     $   595,927
                                       ===========     ==============    ===========     ===========


(1)  Including sales and marketing, general and administrative expenses.

(2)  Including property and equipment and inventory.

c. Summary information about geographic areas:

The following presents total revenues according to end customers location for the years ended December 31, 2002, 2001 and 2000, and long-lived assets as of December 31, 2002, 2001 and 2000:

                               2002                            2001                            2000
                   ------------------------------  ------------------------------  ------------------------------
                       Total        Long-lived         Total        Long-lived         Total        Long-lived
                     revenues         assets         revenues         assets         revenues         assets
                   --------------  --------------  --------------  --------------  -------------- ---------------
                                                           U.S. dollars
                   ----------------------------------------------------------------------------------------------
U.S.A.              $  2,787,250    $  6,710,367    $  1,057,939    $     60,531    $    813,658   $     26,412
Germany                   38,160               -         526,766               -          44,117              -
England                   47,696               -          36,648               -          30,885              -
Thailand                 291,200               -               -               -               -              -
Israel                 2,799,365       3,367,320          13,773       2,160,275          19,279      2,262,465
Other                    443,068               -         458,506               -         582,003              -
                   --------------  --------------  --------------  --------------  -------------- ---------------

                    $  6,406,739    $ 10,077,687    $  2,093,632    $  2,220,806    $  1,489,942   $  2,288,877
                   ==============  ==============  ==============  ==============  ============== ===============

*    Reclassified

d. Revenues from major customers:

                                                            Year ended December 31,
                                              ----------------------------------------------------
                                                  2002               2001               2000
                                                                      %
                                              ----------------------------------------------------
     Electric Fuel Batteries:
              Customer A                              -                 22%                 -
              Customer B                              7%                20%                17%
              Customer C                              2%                13%                20%
              Customer D                              8%                12%                 -
     Deference and security: Products                43%                 -                  -

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 16: - SEGMENT INFORMATION (Cont.)

e. Revenues from major products:

                                           Year ended December 31,
                                     -----------------------------------
                                       2002         2001         2000
                                     ---------    ---------    ---------


EV                                     460,562      894,045      310,441
WAB                                    647,896      951,598    1,168,055
Security and defense                   573,839      247,989           --
Car armoring                         2,744,382           --           --
Interactive use-of-force training    1,980,060           --           --
Other                                       --           --       11,446
                                     ---------    ---------    ---------

Total                                6,406,749    2,093,632    1,489,942
                                     =========    =========    =========


NOTE 17: - CONVERTIBLE DEBENTURES

Pursuant to the terms of a Securities Purchase Agreement dated December 31, 2002, the Company issued and sold to a group of institutional investors an aggregate principal amount of 9% secured convertible debentures in the amount of $3.5 million due June 30, 2005. These debentures are convertible at any time prior to June 30, 2005 at a conversion price of $0.75 per share, or a maximum aggregate of 4,666,667 shares of common stock (see also Note 12.f.5).

In connection with these convertible debentures, the Company will record financial expenses of $585,365, which will be amortized ratably over the life period of the convertible debentures. This transaction was accounted according to EITF 00-27.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
IN U.S. DOLLARS


NOTE 18: - PROFIT DISTRIBUTION

On September 30, 2002, MDT distributed in cash to its shareholders profit in the amount of NIS 4,000,000 (approximately $841,288), out of which $412,231 was paid to the minority interest.

                                 - - - - - - - -

                          SUPPLEMENTARY FINANCIAL DATA

 Quarterly Financial Data (unaudited) for the two years ended December 31, 2002


                                                                       Quarter Ended
                                            --------------------------------------------------------------------
                    2002                        March 31         June 30        September 30     December 31
                    ----                    --------------------------------------------------------------------
Net revenue................................. $      570,545   $      425,053   $    3,262,711   $    2,148,430
Gross profit................................ $      186,917   $       48,807   $    1,593,770   $      155,497
Net loss from continuing operations......... $     (990,097)  $   (1,005,877)  $     (923,122)  $   (2,019,054)
Net loss from discontinued operations....... $   (2,324,109)  $   (1,654,108)  $   (8,716,422)  $     (871,567)
Net loss for the period..................... $   (3,314,208)  $   (2,659,985)  $   (9,369,544)  $   (2,890,621)
Net loss per share - basic and diluted...... $       (0.11)   $        (0.09)  $        (0.29)  $        (0.08)
Shares used in per share calculation........     30,149,210       30,963,919       33,441,137       34,758,048

                    2001
                    ----
Net revenue................................. $      503,619   $      400,879   $      632,344   $      556,790
Gross profit (loss)......................... $      121,633   $       (3,117)  $       43,326   $      (60,896)
Net loss from continuing operations......... $     (531,866)  $   (1,107,576)  $     (771,238)  $   (1,615,109)
Net loss from discontinued operations....... $   (2,893,088)  $   (3,483,264)  $   (3,639,318)  $   (3,245,329)
Net loss for the period..................... $   (3,424,954)  $   (4,590,840)  $   (4,410,556)  $   (4,860,438)
Deemed dividend to certain shareholders of
  common stock.............................. $            -   $   (1,196,667)  $            -   $            -
Net loss attributable to shareholders of
  common stock.............................. $   (3,424,954)  $   (5,787,507)  $   (4,410,556)  $   (4,860,438)
Net loss per share - basic and diluted...... $        (0.16)  $        (0.25)  $        (0.19)  $        (0.18)
Shares used in per share calculation........     21,802,499       23,562,099       23,612,097       26,648,319