Form 10-K/A
period 2001-12-31
ELECTRIC FUEL CORP
filed 2003-05-08
CIK 916529

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.
                                           ------------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.


                        COMMISSION FILE NUMBER: 0-23336
                                                -------

                            ELECTRIC FUEL CORPORATION
 ------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                DELAWARE                                 95-4302784
-----------------------------------------  -----------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification No.)

          632 BROADWAY, NEW YORK, NEW YORK                      10012
-------------------------------------------------------   ---------------------
       (Address of principal executive offices)               (Zip Code)

                                 (646) 654-2107
           --------------------------------------------------------
          (Registrant's  telephone  number,   including  area  code)

Securities registered pursuant to Section 12(b) of the Act:

 TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------             -------------------------------------------
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

================================================================================

                                PRELIMINARY NOTE
                                ----------------

         This amended annual report contains historical information and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition and results of operations. The words "estimate," "project," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Further, we operate in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond our control. In the context of the forward-looking information provided in this annual report and in other reports, please refer to the discussions of risk factors detailed in, as well as the other information contained in, our other filings with the Securities and Exchange Commission.

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

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

         Since February 1994, our common stock has been traded under the symbol EFCX on the Nasdaq National Market. The following table sets forth, for the periods indicated, the range of high and low closing prices of our common stock on the Nasdaq National Market System:


  YEAR ENDED DECEMBER 31, 2001                     HIGH           LOW
                                                   ----           ---
    Fourth Quarter..........................  $    2.4300   $    1.3000
    Third Quarter...........................  $    2.7500   $    1.3000
    Second Quarter..........................  $    3.9500   $    2.3000
    First Quarter...........................  $    8.0000   $    3.5000

  YEAR ENDED DECEMBER 31, 2000
    Fourth Quarter..........................  $   11.1875   $    3.7500
    Third Quarter...........................  $   15.0000   $    6.8750
    Second Quarter..........................  $   16.1250   $    4.5000
    First Quarter...........................  $   23.8750   $    3.0625

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

RECENT SALES OF UNREGISTERED SECURITIES

         In May 2001, we issued a total of 125,000 warrants to purchase shares of our common stock at a price of $3.22 per share to a financial consultant that provided certain consulting services to us; these warrants are exercisable by the holder at any time after December 12, 2001 and will expire on June 12, 2006. We issued these securities in reliance on the exemption from registration provided by Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

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

     IES ACQUISITION

         On August 2, 2002, we acquired substantially all the assets of I.E.S. Electronics Industries U.S.A., Inc., a developer, manufacturer and marketer of advanced hi-tech multimedia and interactive digital solutions for training of military, law enforcement and security personnel. These systems are sold to corporations, government agencies, and military and law enforcement professionals around the world.

         The consideration for the assets purchased consisted of (i) cash and promissory notes in an aggregate amount of $4,800,000 ($3,000,000 in cash and $1,800,000 in promissory notes), and (ii) the issuance of a total of 3,250,000 shares of our common stock, which shares are the subject of a voting agreement on the part of IES and certain of its affiliated companies whereby IES has agreed, for a period of the greater of five years or for so long as IES holds at least 500,000 of our shares, to vote the shares in favor of (a) the election of Yehuda Harats and Robert S. Ehrlich as directors, and (b) all proposals of management (except for proposals regarding the nomination of individuals other than Yehuda Harats or Robert S. Ehrlich to our Board) that relate to the operation or management of our business in the ordinary course (and not against our interest), or that relate to acquisitions, financings, stock option plans or business development (that are not against our interest). In light of Mr.
Harats's resignation from the Board of Directors in 2002 (see "Changes in Management," below), we do not believe that IES continues to be bound to vote for Mr. Harats, but will continue to be bound to vote for Mr. Ehrlich.

         In December 2002, the terms of IES's  promissory  notes were amended to
(i) extinguish the $1,000,000 note due at the end of June 2003 in exchange for prepayment of $750,000, (ii) amend the $400,000 note due at the end of December 2003 to be a $450,000 note, and (iii) amend the convertible $400,000 note due at the end of June 2004 to be a $450,000 note convertible at $0.75 as to $150,000, at $0.80 as to $150,000, and at $0.85 as to $150,000.

     MDT ACQUISITION

     On August 2, 2002, we purchased 51% of the issued and outstanding shares of M.D.T. Protective Industries Ltd., a privately-held Israeli company that specializes in using sophisticated lightweight materials and advanced engineering processes to armor vehicles.

     The consideration for the shares purchased consisted of (i) cash in the aggregate amount of 5,814,000 New Israeli Shekels (NIS) (approximately $1,240,000), and (ii) the issuance of an aggregate of 390,638 shares of our common stock.

     DISCONTINUATION OF RETAIL SALES OF CONSUMER BATTERY PRODUCTS

     In September 2002, we made a decision in principle to discontinue retail sales of our Instant Power consumer battery products because of the high costs associated with consumer marketing and low volume manufacturing. We are using our inventory to continue to fulfill all our existing contractual obligations, online sales, and sales to OEMs and the military. The discontinuation of the consumer retail products resulted in a one-time, pre-tax charge of approximately $6.9 million in the third quarter of 2002, reflecting a write-down of inventory and net fixed assets as well as costs associated with the reduction in our workforce. Almost all these charges were non-cash impacting items.

     CHANGES IN MANAGEMENT

     In October 2002, we announced that Yehuda Harats, our president and CEO and a member of our Board, had decided to resign from his positions with Electric Fuel and its subsidiaries in order to pursue other interests. The Board of Directors selected Robert S. Ehrlich, Chairman of the Board, to be the new President and CEO. In December 2002, we came to an agreement with our former CEO whereby we agreed to pay him $729,500 through the end of 2005 in satisfaction of all our contractual and legal severance and other obligations to him, which was approximately one-half of the amount we had accrued on our financial statements in connection with such obligations.

     PHASE III OF THE ELECTRIC VEHICLE PROGRAM

     In October 2002, we received approval and funding from the United States Federal Transit Administration (FTA) to begin Phase III of our American all-electric transit bus demonstration project, which will focus on an evaluation of the performance of zinc-air battery propulsion systems for transit buses; the installation of new advanced ultra capacitors; and the implementation of an advanced control system for auxiliaries.

     SALE OF DEBENTURES

     In December 2002, we issued and sold to three institutional investors (i) an aggregate $3,500,000 principal amount of 9% Secured Convertible Debentures due June 30, 2005; (ii) Series A Warrants to purchase an aggregate of 1,166,700 shares of our common stock at any time prior to December 31, 2007 at a price of $0.84 per share; (iii) Series B Warrants to purchase an aggregate of 1,166,700 shares of our common stock at any time prior to December 31, 2007 at a price of $0.89 per share; and (iv) Series C Warrants to purchase an aggregate of 1,166,700 shares of our common stock at any time prior to December 31, 2007 at a price of $0.93 per share. The debentures are convertible at the option of the holder into a total of 4,666,667 shares of common stock at a conversion price of

$0.75 per share. In addition, we have issued an aggregate of 387,301 shares of common stock in prepayment of the first nine months of interest on the debentures.

         We are required to register the shares of common stock underlying the debentures and the warrants with the Securities and Exchange Commission in a registration statement on Form S-3.

         Under the terms of our agreement with the purchasers of our debentures, we granted the purchasers a security interest in the assets connected with our U.S. operations, including our IES subsidiary, as well as in our stock of IES and our other subsidiaries. We also committed ourselves to certain customary affirmative and negative covenants, including obligations on our part to preserve and maintain our assets and restrictions on our ability to incur or guarantee debt, to merge with or sell our assets to another company, and to make significant capital expenditures without the consent of the debenture holders. The foregoing description of our agreement with our debenture holders is qualified in its entirety by reference to the agreements with our debenture holders filed as exhibits to our Current Report on Form 8-K that we filed with the SEC on January 6, 2003.

     GERMAN POLICE ORDER

         In January 2003, IES was awarded a $2.6 million contract to supply simulation training systems to the largest regional division of the German Police. The contract calls for delivery of approximately 30 separate interactive training systems, with delivery dates ranging from April to September 2003 and payment dates due following delivery, testing and ascertainment of appropriate run capability of each system.

     CECOM OREDRS

     In December 2002, we entered into a contract with the US Army Communications Electronic Command (CECOM) pursuant to 10 U.S.C. ss. 2304c(2), "Unusual and Compelling Urgency," for a delivery order of advanced Zinc-Air batteries. The contract calls for order releases during the first three calendar quarters of 2003, with a current order ceiling of $2,543,250.

     In April 2003, we announced that we had received an additional $1.6 million order from CECOM for a delivery order of advanced Zinc-Air batteries with deliveries anticipated to take place from September through November 2003.

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

         Our Electric Vehicle Division is continuing its American all-electric transit bus demonstration project, subcontracted by the Federal Transit Administration (FTA). We successfully completed phase I of the FTA program in June 2000, and are now engaged in Phase II of the program, which focuses on conducting evaluation of the system and vehicle performance, including track testing and limited on-road demonstrations, enhancing the all-electric propulsion system developed in Phase I, including incorporating ultracapacitors and associated interface controls, and testing and evaluating the zinc-air fuel cell system.
         In August 2001, we announced that we had successfully completed the performance testing of our zinc-air electric bus. In the final performance test, the bus was driven a record-breaking total of 110 miles, more than 100 of them under the rigorous stop-and-go driving conditions of the Society of Automotive Engineers' Central Business District (CBD) cycle, and with a load simulating 150% of the passenger payload for which the bus was designed. The bus was designed to be driven for 95 miles on the CBD cycle with a 50% passenger load. The most recent testing took place at Rome, New York, on a taxiway of the former Griffiss Air Force Base, and included evaluation of constant-speed driving and acceleration tests. We conducted the first public on-road demonstration drives of our zinc-air electric bus on the streets of Las Vegas, Nevada on November 27, 2001 to conclude the first milestone of our Phase 2 agreement with the FTA to demonstrate and evaluate the all-electric zinc-air transit bus.

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

         We incurred significant operating losses for the years ended December 31, 2001, 2000 and 1999. While we expect to continue to derive revenues from the sale of defense and safety products that we manufacture (directly and through our subsidiaries) and from components of the Electric Fuel Electric Vehicle System, there can be no assurance that we will ever derive such revenues or achieve profitability.

FUNCTIONAL CURRENCY

         We consider the United States dollar to be the currency of the primary economic environment in which we and our Israeli subsidiary, Electric Fuel (E.F.L) Ltd. ("EFL"), operate and, therefore, both we and EFL have adopted and are using the United States dollar as our functional currency. Further, we believe that the operations of EFL's subsidiaries are an integral part of the Israeli operations. Transactions and balances originally denominated in U.S. dollars are presented at the original amounts. Gains and losses arising from non-dollar transactions and balances are included in net income.

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

         In 2001, revenues were $1.9 million for the Instant Power Division (compared to $2.6 million in 2000, a decrease of $625,000, or 27%), $894,000 for the Electric Vehicle Division (compared to $310,000 in 2000, an increase of $584,000, or 188%) and $1.2 million for the Defense and Security Products Division (formerly known as the Defense and Safety Products Division) (compared to $1.2 million in 2000, unchanged.

         Revenues in the Instant Power Division during 2001 decreased compared to 2000 primarily because a single large order that we received from one customer (Wal-Mart) during 2000 was not repeated in 2001, thereby resulting in fewer products sold. An additional factor in the decrease in revenues was our reduction in the price at which we sold our products during 2001, which resulted in lower revenues from the products we did sell.

         The increase in revenues from the Electric Vehicle Division in 2001 was the result of our having received the German consortium (EFRB) project, described above. This project generated revenues of $471,000 in 2001.

         COST OF REVENUES AND GROSS LOSS. Cost of revenues totaled $7.1 million during 2001, compared to $4.2 million in 2000, an increase of $2.9 million, or 69%. This increase was the result of several factors (in descending order of importance), as follows:

o The increase in our Electric Vehicle revenues in 2001 - from $310,000 to $894,000 - also resulted in an increase in cost of goods sold of $721,000;

o Products that we had sold that were still subject to possible return continued to be carried as inventory. Once it was clear that these products would not be returned, we decreased the inventory, resulting in an increase in cost of revenues of approximately $615,000.

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

o Some of our equipment began to be depreciable beginning in the second half of 2001, which resulted in an increase in our cost of revenues during 2001 of the amount of the depreciation, which was approximately $200,000;

         We are continuing to hold for possible sale the inventory that we wrote off, but we are not assigning any value to it on our balance sheet. If we are unable to sell it within a reasonable time, we will dispose of it.

         The above factors were offset to a small extent by higher revenues in the Electric Vehicle Division.

         Gross loss was $3.0 million during 2001, compared to $135,000 during 2000, an increase of $2.9 million. This loss was the direct result of all factors presented above, most notably the decrease in sales prices in the Instant Power Division.

         RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses less royalty-bearing grants for 2001 were $3.5 million, compared to $4.6 million in 2000, a decrease of $1.1 million, or 24%, primarily as a result of our move from a company primarily engaged in research and development to a company engaged in production, and secondarily as a result of the end of our BIRD funding in 2000. An additional factor was the fact that in 2000 we had classified some of our initial production start-up costs as research and development, since we were working on developing production capability, and these expenses were not repeated in 2001.

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

         SELLING EXPENSES. Selling expenses for the year ended December 31, 2001 were $6.3 million, compared to $4.2 million in 2000, an increase of $2.1 million, or 50%, primarily attributable to increased sales and marketing expenses in the Instant Power Division, especially in the United States and the United Kingdom. We expect further increases in selling expenses, particularly with respect to marketing expenses, as we continue to market our products to consumers and expand the applications for our technology.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for 2001 were $4.8 million compared to $3.6 million in 2000, an increase of $1.2 million, or 31%. This increase in expenses was the result of the following factors (in descending order of importance):

     o Increases in management salaries and in accruals related to our senior employees, accounting for approximately $400,000 of the increase in general and administrative expenses;

     o Increase in accruals for doubtful debts, accounting for approximately $300,000 of the increase in general and administrative expenses; and

     o Non-cash write-down of notes receivable from certain stockholders reflecting a diminution in the market value of securities collateralizing such notes, accounting for approximately $200,000 of the increase in general and administrative expenses.

         The reason we increased our accruals for doubtful debts is because a greater portion of our accounts receivable was aged over six months.

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

         Approximately 25.5% of the stock of our Israeli-based subsidiary EFL is deemed to be beneficially owned (directly, indirectly or by application of certain attribution rules) by four United States citizens: Leon S. Gross, Austin
W. Marxe and David M. Greenhouse, and Robert S. Ehrlich. (Information with respect to the stockholdings of Messrs. Marxe and Greenhouse is based on a
Schedule 13G filed with the Securities and Exchange Commission on February 11, 2002, as amended on February 13, 2003.) If at any time in the future, more than 50% of either (i) the voting power of our stock, or (ii) the total value of our stock, is held or deemed to be held by five or fewer individuals (including, if applicable, those individuals who currently own an aggregate of 25.5% of our stock) who are United States citizens or residents, EFL would satisfy the foreign personal holding company stock ownership test under the Internal Revenue Code and we could be subject to additional U.S. taxes on any undistributed foreign personal holding company income of EFL. For 2001, EFL had no income which would qualify as undistributed foreign personal holding company income. However, no assurance can be given that in the future EFL will not have income that qualifies as undistributed foreign personal holding company income.

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

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

         Historically, the majority of our revenues have been in U.S. dollars. The United States dollar cost of our operations in Israel, with regard to expenses incurred in NIS, is influenced by the extent to which an increase in the rate of inflation in Israel is not offset by the devaluation of the NIS in relation to the dollar. In the past two years, inflation in Israel has been more than fully compensated by the devaluation of the NIS and, accordingly, the dollar cost of our NIS expenses has decreased. Even if the recent trend is reversed (as was the case in previous years), we do not believe that continuing inflation in Israel or delays in the devaluation of the NIS are likely to have a material adverse effect on us, except to the extent that such circumstances have an impact on Israel's economy as a whole. In the years ended December 31, 2001, 2000 and 1999, the annual rates of inflation in Israel were 1.3%, 0.0% and 1.3%, respectively, compared to the devaluation of the NIS against the dollar during such periods of 9.3%, (2.7)% and 0.0%, respectively.

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

         FAILURE TO COMPLY WITH THE TERMS OF OUR DEBENTURES COULD RESULT IN A DEFAULT THAT COULD HAVE MATERIALLY ADVERSE CONSEQUENCE FOR US.

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

     THERE ARE RISKS INVOLVED WITH THE INTERNATIONAL NATURE OF OUR BUSINESS.

         A significant portion of our sales are made to customers located outside the U.S., primarily in Europe and Asia. In 2000, 2001 and 2002, without taking account of revenues derived from discontinued operations, 45%, 29% and 56%, respectively, of our revenues, including the revenues of IES and MDT on a pro forma basis, were derived from sales to customers located outside the U.S. We expect that our international customers will continue to account for a substantial portion of our revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, foreign taxes, longer payment cycles and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect our sales to international customers.

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


     IF OUR SHARES WERE TO BE DELISTED, OUR STOCK PRICE MIGHT DECLINE FURTHER AND WE MIGHT BE UNABLE TO RAISE ADDITIONAL CAPITAL.

         One of the continued listing standards for our stock on the Nasdaq National Market is the maintenance of a $1.00 bid price. Our stock price has generally been trading below $1.00 since October 18, 2002. On December 6, 2002, Nasdaq notified us of our failure to meet the continued listing standards, and informed us that unless our stock closes for ten consecutive trading days with a bid price in excess of $1.00 prior to March 6, 2003 (subsequently extended, as a result of an amendment to Nasdaq's listing regulations, to June 4, 2003), Nasdaq would notify us of its intent to delist our stock from the Nasdaq National Market. Should Nasdaq notify us of its intent to delist our stock, we would have the opportunity to appeal this notification, although there can be no assurances that this appeal would be resolved favorably.

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

     WE ARE SUBJECT TO SIGNIFICANT INFLUENCE BY SOME STOCKHOLDERS THAT MAY HAVE THE EFFECT OF DELAYING OR PREVENTING A CHANGE IN CONTROL.

         As of February 28, 2003, our directors, executive officers and principal stockholders and their affiliates (including, Leon S. Gross (11.6%), Austin W. Marxe and David M. Greenhouse (8.0%), IES Electronics Industries Ltd. (6.2%), and Robert S. Ehrlich (4.3%)) collectively are deemed beneficially to own approximately 29.0% of the outstanding shares of our common stock (see "Item
12. Security Ownership of Certain Beneficial Owners and Management"), including options and warrants exercisable within 60 days of February 28, 2003 (information with respect to the stockholdings of Messrs. Marxe and Greenhouse is based on a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2002, as amended on February 13, 2003, and information with respect to the stockholdings of IES Electronics Industries Ltd. is based on a Schedule 13D filed with the Securities and Exchange Commission on August 12, 2002, as amended on October 28, 2002 and January 9, 2003). As a result, these stockholders are able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, preventing or discouraging a change in control of Electric Fuel.

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

     A SUBSTANTIAL NUMBER OF OUR SHARES ARE AVAILABLE FOR SALE IN THE PUBLIC MARKET AND SALES OF THOSE SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

         Sales of a substantial number of shares of common stock into the public market, or the perception that those sales could occur, could adversely affect our stock price or could impair our ability to obtain capital through an offering of equity securities. As of February 281, 2003, we had 35,146,261 shares of common stock issued and outstanding. Of these shares, 27,610,658, are freely transferable without restriction under the Securities Act of 1933 and 7,526,478 may be sold subject to the volume restrictions, manner-of-sale provisions and other conditions of Rule 144 under the Securities Act of 1933.

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

     EXERCISE OF OUR WARRANTS, OPTIONS AND CONVERTIBLE DEBT COULD ADVERSELY AFFECT OUR STOCK PRICE AND WILL BE DILUTIVE.

       As of February 28, 2003, there were outstanding warrants to purchase a total of 9,421,238 shares of our common stock at a weighted average exercise price of $1.87 per share, options to purchase a total of 5,715,955 shares of our common stock at a weighted average exercise price of $2.16 per share, of which 5,131,032 were vested and exercisable within 60 days of such date, at a weighted average exercise price of $2.15 per share, and outstanding debentures and promissory notes convertible into a total of 6,032,721 shares of our common stock at a weighted average conversion price of $0.65 per share. Holders of our options, warrants and convertible debt will probably exercise or convert them only at a time when the price of our common stock is higher than their respective exercise or conversion prices. Accordingly, we may be required to issue shares of our common stock at a price substantially lower than the market price of our stock. This could adversely affect our stock price. In addition, if and when these shares are issued, the percentage of our common stock that existing stockholders own will be diluted.

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



ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                     Page
                                                                                                    ------

                          CONSOLIDATED FINANCIAL STATEMENTS
                          ---------------------------------

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

                          SUPPLEMENTARY FINANCIAL DATA
                          ----------------------------
                 Quarterly Financial Data (unaudited) for the two years ended December 31, 2001..    F-29


                                    PART III

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

              Beginning in May 2001, we instituted a options-for-salary program designed to conserve our cash and to offer incentives to employees to remain with us despite lowered cash compensation. Under this program, certain of our more senior employees agreed to permanently waive a portion of their salaries in exchange for options to purchase shares of our common stock. These options were granted in October 2001, based on the lowest closing price of our common stock during such month ($1.30), at a ratio of options to purchase 2.5 shares of our stock for each dollar in salary waived. Thus, in exchange for waiver of $151,739 in salary, our employees received a total of 379,347 options. Social benefits (such as pension) and contractual bonuses continued to be calculated based on salary prior to reduction.

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

              We seek to promote, including through our compensation plans, an environment that encourages employees to focus on our continuing long-term growth. Employee compensation is generally comprised of a combination of cash compensation and grants of options under our stock option plans. Stock options are awarded annually in connection with annual bonuses and, occasionally, during the year on a discretionary basis. Stock options are intended to offer an incentive for superior performance while basing employee compensation on the achievement of higher share value, and to foster the retention of key personnel through the use of schedules which vest options over time if the person remains employed by us. There is no set formula for the award of options to individual employees. Factors considered in making option awards to the employees other than the Named Executive Officers in 2001 included prior grants to the employees, the importance of retaining the employees services, the amount of cash bonuses received by the employees, the employees potential to contribute to our success and the employees' past contributions to us. Additionally, almost all of our more senior employees participated in our options-for-salary program (described above) of agreeing to permanently waive a portion of their salaries in exchange for options to purchase shares of our common stock. Most of these employees participated in this program to the extent of 15% of their monthly salaries, resulting in the grant of 379,347 options to senior employees (including executive officers) during 2001.

                     SUBMITTED BY THE COMPENSATION COMMITTEE

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


                          SUMMARY COMPENSATION TABLE(1)

                                                                                         LONG TERM
                                                        ANNUAL COMPENSATION             COMPENSATION
                                            ------------------------------------  ----------------------
                                                                            OTHER         SECURITIES
                                                                            ANNUAL        UNDERLYING     ALL OTHER
    NAME AND PRINCIPAL POSITION      YEAR       SALARY        BONUS       COMPENSATION     OPTIONS     COMPENSATION
---------------------------------- -------- ------------ ---------------- ------------- -------------- --------------

Yehuda Harats                        2001    $   248,681   $    99,750(2)$    19,145(3)     616,000(4)$   580,911(5)
President, Chief Executive           2000    $   245,560   $    82,380   $     8,083        400,000   $   170,804
  Officer and director               1999    $   141,710   $    80,011   $     8,055        100,000   $    78,060



Robert S. Ehrlich                    2001    $   211,644   $    84,000(2)$    17,201(3)     521,000(6)$369,754(7)
Chairman of the Board and Chief      2000    $   245,574   $    82,380   $     7,146        400,000   $   247,185
  Financial Officer                  1999    $   137,466   $    80,011   $     6,094         47,500   $   173,384



Dr. Joshua Degani*                   2001    $    99,183   $         0(2)$     4,400(3)       9,000(8)$    74,050(9)
Executive Vice President and         2000    $   130,417   $    25,000   $     6,120         35,000   $    31,214
  Chief Operating Officer            1999    $   110,259   $    17,500   $     5,063         35,000   $    34,825





 * Dr. Degani's employment with us terminated on September 4, 2001.

(1) We paid the amounts reported for each named executive officer in U.S. dollars and/or New Israeli Shekels (NIS). We have translated amounts paid in NIS into U.S. dollars at the exchange rate of NIS into U.S. dollars at the time of payment or accrual.

(2) We did not pay any cash bonuses for fiscal year 2001 that were paid out in 2001. However, we accrued for Messrs. Ehrlich and Harats $84,000 and $99,750, respectively, in satisfaction of the bonuses they were entitled to according to their contracts. During 2001, we paid each of Messrs. Harats and Ehrlich $50,000 of their respective bonuses for 2000 and we paid the balance in 2002. Additionally, during 2001 we paid Dr. Degani the remaining $12,500 of his bonus for 2000.

(3) Represents the costs of taxes paid by the Named Executive Officer and reimbursed by us in accordance with Israeli tax regulations.

(4) Of this amount, 100,000 options were in exchange for a total of $40,000 in salary waived by Mr. Harats pursuant to the options-for-salary program instituted by us beginning in May 2001.

(5) Of this amount, $263,994 represents our accrual for severance pay that would be payable to Mr. Harats upon a "change of control" of EFC or upon the occurrence of certain other events; $67,074 represents our accrual for sick leave and vacation redeemable by Mr. Harats; $44,307 represents the increase of the accrual for severance pay that would be payable to Mr. Harats under the laws of the State of Israel if we were to terminate his employment; $62,617 consists of our payments and accruals to a pension fund that provides a savings plan, insurance and severance pay benefits and an education fund (as is customary in Israel); and $142,240 represents benefit imputed to Mr. Harats upon the purchase by us of certain treasury shares. Additionally, $679 represents other benefits that we paid to Mr. Harats in 2001.

(6) Of this amount, 80,000 options were in exchange for a total of $32,000 in salary waived by Mr. Ehrlich pursuant to the options-for-salary program instituted by us beginning in May 2001.

(7) Of this amount, $172,360 represents our accrual for severance pay that would be payable to Mr. Ehrlich upon a "change of control" of EFC or upon the occurrence of certain other events; $50,548 represents the increase of the accrual for sick leave and vacation redeemable by Mr. Ehrlich; $6,892 represents the increase of our accrual for severance pay that would be payable to Mr. Ehrlich under the laws of the State of Israel if we were to terminate his employment; $52,841 represents our payments and accruals to pension and education funds; and $86,434 represents benefit imputed to Mr. Ehrlich upon the purchase by us of certain treasury shares. Additionally, $679 represents other benefits that we paid to Mr. Ehrlich in 2001.

(8) All of such options were in exchange for a total of $3,600 in salary waived by Dr. Degani pursuant to the options-for-salary program instituted by us beginning in May 2001.

(9) Of this amount, $11,287 represents payments to Dr. Degani for unused vacation; $17,155 represents our payments and accruals to pension and education funds; and $8,936 and $36,000 represent statutory and contractual severance amounts, respectively, paid to Dr. Degani upon Dr. Degani's leaving our employ in September 2001. Additionally, $672 represents other benefits that we paid to Dr. Degani in 2001.

STOCK OPTIONS

         The table below sets forth information with respect to stock options granted to the Named Executive Officers for the fiscal year 2001.


                        OPTION GRANTS IN LAST FISCAL YEAR

                             INDIVIDUAL GRANTS
                          ----------------------------

                                         % OF TOTAL                                   POTENTIAL REALIZABLE VALUE
                           NUMBER OF       OPTIONS                                      OF ASSUMED ANNUAL RATES
                          SECURITIES      GRANTED TO                                  OF STOCK PRICE APPRECIATION
                          UNDERLYING      EMPLOYEES      EXERCISE OR                      FOR OPTION TERM(1)
                           OPTIONS         IN FISCAL      BASE PRCE     EXPIRATION    ------------------------------
            NAME           GRANTED          YEAR            ($/SH)         DATE            5% ($)          10% ($)
          -------         -----------    -------------    -----------   ----------    -------------    -------------

Yehuda Harats..........      100,000          6.2%         $1.43        08/24/11          89,932         227,905
                              66,000          4.1%         $1.43        08/24/11          59,355         150,417
                             350,000         21.7%         $1.43        10/23/11         314,762         797,668
                             100,000(2)       6.2%         $1.30        10/31/11          81,756         207,187
Robert S. Ehrlich......      100,000          6.2%         $1.43        08/24/11          89,932         227,905
                              66,000          4.1%         $1.43        08/24/11          59,355         150,417
                             275,000         17.0%         $1.43        10/23/11         247,313         626,739
                              80,000(2)       4.9%         $1.30        10/31/11          65,405         165,749
Joshua Degani..........        9,000(2)       0.6%         $2.34        06/30/11          13,245          33,564

 ---------------------------------

 (1)The potential realizable value illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of the market price per share from the date of grant to the end of the option term. Actual gains, if any, on stock option exercise are dependent upon a number of factors, including the future performance of the common stock and the timing of option exercises, as well as the executive officer's continued employment through the vesting period. The gains shown are net of the option exercise price, but do not include deductions for taxes and other expenses payable upon the exercise of the option or for sale of underlying shares of common stock. The 5% and 10% rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future increases in the price of our stock. There can be no assurance that the amounts reflected in this table will be achieved, and unless the market price of our common stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

 (2)Granted in exchange for a waiver of salary under our options-for-salary program.

         The table below sets forth information for the Named Executive Officers with respect to aggregated option exercises during fiscal 2001 and fiscal 2001 year-end option values.

          AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES



                                                          NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                         SHARES                         OPTIONS AT FISCAL YEAR END       AT FISCAL-YEAR-END(1)
                       ACQUIRED ON         VALUE      ------------------------------ ---------------------------------
         NAME           EXERCISE          REALIZED     EXERCISABLE   UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
      ----------     ------------- ------------------ -------------- --------------- ---------------- ----------------
 Yehuda Harats........     7,500     $      7,125.00       668,001        462,666      $    105,783.41  $     77,396.59
Robert S. Ehrlich.....     7,500     $      7,125.00       750,651        396,916      $     79,659.66  $     61,407.84
Joshua Degani.........         0            -                9,000              0      $      3,240.00        -

-----------------------------------

(1) Options that are "in-the-money" are options for which the fair market value of the underlying securities exceeds the exercise or base price of the option.

EMPLOYMENT CONTRACTS

         In October 2002, we announced that Yehuda Harats, the president and CEO and a member of our Board, decided to resign from his positions with Electric
Fuel and its subsidiaries in order to pursue other interests. The Board of Directors selected Robert S. Ehrlich, Chairman of the Board, to be the new President and CEO. In connection with the resignation of Mr. Harats, we are required to pay him certain amounts due to him by law and under the terms of his employment agreement. In December 2002, we came to an agreement with Mr. Harats whereby we agreed to pay him $729,500 through the end of 2005 in satisfaction of all our contractual and legal severance and other obligations to him, which was approximately one-half of the amount we had accrued on our financial statements in connection with such obligations.

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

                CUMULATIVE TOTAL RETURN THROUGH DECEMBER 31, 2001
                        AMONG ELECTRIC FUEL CORPORATION,
                    NASDAQ MARKET INDEX AND PEER GROUP INDEX



                                   [GRAPHIC CHART OMITTED]



                          12/31/96       12/31/97        12/31/98       12/31/99       12/31/00       12/31/01
                          --------       --------        --------       --------       --------       --------

 ELECTRIC FUEL              100.00          51.79          39.29           50.00          66.96          23.71
 PEER GROUP(1)              100.00         107.95          88.29          178.74          99.22          44.91
 BROAD MARKET               100.00         121.64         169.84          315.20         191.36         151.07

-------------------------------------

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

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this amended report:

     (1) Financial Statements - See Index to Financial Statements on page 29 above.

     (2) Financial Statements Schedules - All schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or related notes thereto.

     (3)  Exhibits - The following Exhibits are filed herewith: EXHIBIT NUMBER

      DESCRIPTION

          23   Consent of Kost Forer & Gabbay

          99.1 Written Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 Written Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2003.

                            ELECTRIC FUEL CORPORATION


                                    By:      /s/ Robert S. Ehrlich
                                       -------------------------------------
                                         Name:   Robert S. Ehrlich
                                         Title:  Chairman, President and
                                                 Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               SIGNATURE                                       TITLE                                   DATE
              -----------                                     -------                                 ------

                                                 Chairman, President, Chief Executive
      /S/ ROBERT S. EHRLICH                         Officer and Director                       May   8  , 2003
 --------------------------------------         (Principal Executive Officer)                      -----
          Robert S. Ehrlich

         /S/ AVIHAI SHEN                           Vice President - Finance                    May   8  , 2003
 --------------------------------------          (Principal Financial Officer)                     -----
             Avihai Shen

        /S/ DANNY WALDNER                     Controller (Principal Accounting Officer)        May   8  , 2003
 --------------------------------------                                                            -----
            Danny Waldner

         /S/ STEVEN ESSES               Executive Vice President, Chief Operating Officer      May   8  , 2003
 --------------------------------------                   and Director                             -----
             Steven Esses

          /S/ JAY M. EASTMAN                                 Director                          May   8  , 2003
 --------------------------------------                                                            -----
          Dr. Jay M. Eastman

       /S/ LAWRENCE M. MILLER                                Director
 ---------------------------------------
           Lawrence M. Miller                                                                  May   8  , 2003
                                                                                                    -----

      /S/ JACK E. ROSENFELD                                  Director                          May   8  , 2003
 --------------------------------------                                                             -----
          Jack E. Rosenfeld

                                                             Director                           May     , 2003
 ---------------------------------------                                                            ----
           Bert W. Wasserman


                                 CERTIFICATIONS

-------------------------------------------------------------------------------

I, Robert S. Ehrlich, certify that:

     1. I have reviewed this amended annual report on Form 10-K/A of Electric Fuel Corporation;

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

Date: May 5, 2003
                                         /S/ ROBERT S. EHRLICH
                                 ----------------------------------------------
                                 Robert S. Ehrlich, Chairman, President and CEO (Principal Executive Officer)

                                 CERTIFICATIONS

-------------------------------------------------------------------------------

I, Avihai Shen, certify that:

     1. I have reviewed this amended annual report on Form 10-K/A of Electric Fuel Corporation;

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

Date: May 5, 2003
                                                /S/ AVIHAI SHEN
                                        --------------------------------------
                                        Avihai Shen, Vice President - Finance
                                        (Principal Financial Officer)

                 ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES


                 ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                             AS OF DECEMBER 31, 2001


                                 IN U.S. DOLLARS




                                      INDEX




                                                              Page
                                                            --------


Report of Independent Auditors                                    2

Consolidated Balance Sheets                                   3 - 4

Consolidated Statements of Operations                             5

Statements of Changes in Shareholders' Equity                 6 - 7

Consolidated Statements of Cash Flows                         8 - 9

Notes to Consolidated Financial Statements                  10 - 34

 ERNST & YOUNG              KOST FORER & GABBAY        Phone  972-3-6232525
                            3 Aminadav St.             Fax:    972-3-5622555
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





                                           /s/ Kost Forer & Gabbay
Tel Aviv,  Israel                          KOST FORER & GABBAY
January 29, 2002                           A Member of Ernst & Young Global
(except  for Note 1 and Note 10d.2,
for which the date is February  20,
2003)


ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                                   DECEMBER 31,
                                                                                     -----------------------------------------
                                                                                           2001                   2000
                                                                                     -----------------      ------------------
                                                                                                   U.S. DOLLARS
                                                                                     -----------------------------------------


                  ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                                        $12,671,754             $11,596,225
         Trade  receivables  (net of  allowance  for  doubtful  accounts  in the amounts of $245,934  and  $107,388  as of  December  31, 2001 and 2000,
         respectively and allowance for returns in the amounts of $239,000
         and $0 as of December 31, 2001 and 2000, respectively)                             1,230,259               2,212,434
         Other accounts receivable and prepaid expenses (Note 3)                              714,946               2,418,715
         Inventories (Note 4)                                                               3,472,197               3,208,948
                                                                                     -----------------      ------------------

Total current assets                                                                       18,089,156              19,436,322
                                                                                     -----------------      ------------------

LOANS TO SHAREHOLDERS (Note 5)                                                                501,288                 778,677
                                                                                     -----------------      ------------------

SEVERANCE PAY FUND                                                                          1,078,131                 995,283
                                                                                     -----------------      ------------------

PROPERTY AND EQUIPMENT, NET (Note 6)                                                        6,739,665               6,446,064
                                                                                     -----------------      ------------------

                                                                                          $26,408,240             $27,656,346
                                                                                     =================      ==================







         The accompanying notes are an integral part of the consolidated financial statements.


ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                                 DECEMBER 31,
                                                                                  -------------------------------------------
                                                                                         2001                    2000
                                                                                  -------------------     -------------------
                                                                                                 U.S. DOLLARS
                                                                                  -------------------------------------------


                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Trade payables                                                                     $1,824,957             $ 3,242,460
       Other accounts payable and accrued expenses (Note 8)                                1,730,799               1,544,975
                                                                                  -------------------     -------------------

Total current liabilities                                                                  3,555,756               4,787,435
                                                                                  -------------------     -------------------

ACCRUED SEVERANCE PAY                                                                      3,444,427               2,790,542
                                                                                  -------------------     -------------------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 9)

SHAREHOLDERS' EQUITY (Note 10):
       Share capital -
       Common stock - $0.01 par value each;
         Authorized: 100,000,000 shares as of December 31, 2001 and 2000;
         Issued: 29,059,469 shares and 21,422,691 shares as of December 31,
         2001 and 2000, respectively; Outstanding - 28,504,136 shares and
         21,417,358 shares as of December 31, 2001 and 2000, respectively                    290,596                 214,227
       Preferred shares - $ 0.01 par value each;
         Authorized: 1,000,000 shares as of December 31, 2001 and 2000; No
         shares issued and outstanding as of December 31, 2001 and 2000                            -                       -
       Additional paid-in capital                                                        105,686,909              89,091,790
       Accumulated deficit                                                               (82,169,261            (64,882,473)
       Deferred stock compensation                                                          (18,000)                (17,240)
       Treasury stock, at cost (common stock - 555,333 shares and 5,333 shares
         as of December 31, 2001 and 2000, respectively)                                 (3,537,106)                (37,731)
       Notes receivable from shareholders                                                  (845,081)             (4,290,204)
                                                                                  -------------------     -------------------

Total shareholders' equity                                                                19,408,057              20,078,369
                                                                                  -------------------     -------------------

                                                                                         $26,408,240             $27,656,346
                                                                                  ===================     ===================



               The accompanying notes are an integral part of the
                       consolidated financial statements.



ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                               YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------------------------------
                                                                   2001                  2000                  1999
                                                            -------------------   -------------------    ------------------
                                                                                     U.S. DOLLARS
                                                            ---------------------------------------------------------------


Revenues from products                                             $ 3,138,843           $ 3,743,121           $ 1,464,227
Revenues from services                                                 894,045               310,441             1,229,771
                                                            -------------------   -------------------    ------------------

Total revenues                                                       4,032,888             4,053,562             2,693,998
                                                            -------------------   -------------------    ------------------

Operating  costs and expenses Cost of revenues
(including  $441,875,  $0 and $0
write-off of inventory for the year 2001, 2000 and
1999, respectively)                                                  7,053,602             4,188,442                   **)

Research and development, net (Note 12a)                             3,512,084             4,588,137             6,631,075
Selling and marketing expenses                                       6,255,703             4,160,902               760,359
General and administrative expenses                                  4,760,866             3,641,220             2,402,284
                                                            -------------------   -------------------    ------------------

Total operating costs and expenses                                  21,528,555            16,578,701             9,793,718
                                                            -------------------   -------------------    ------------------

Operating loss                                                    (17,549,367)          (12,525,139)           (7,099,720)
Financial income, net (Note 12b)                                       262,579               544,181               190,049
                                                            -------------------   -------------------    ------------------

Loss before taxes on income                                       (17,286,788)          (11,980,958)           (6,909,671)
Taxes on income (Note 11)                                                    -                     -                 6,017
                                                            -------------------   -------------------    ------------------

Net loss                                                        $ (17,286,788)        $ (11,980,958)         $ (6,915,688)
                                                            ===================   ===================    ==================

Deemed dividend to certain shareholders of common stock     *)  $ (1,196,667)                     -                     -
                                                            ===================   ===================    ==================

Net loss attributable to shareholders of  common stock      *)  $ (18,483,455)        $ (11,980,958)         $ (6,915,688)
                                                            ===================   ===================    ==================

Basic and diluted net loss per share                        *)  $       (0.76)        $       (0.62)         $      (0.48)
                                                            ===================   ===================    ==================

Weighted average number of shares used in computing
  basic and diluted net loss per share                             24,200,184            19,243,446            14,334,277
                                                            ===================   ===================    ==================


*) As restated. See Note 1.
**) See Note 2.h.



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                      F-5

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                                                                         ACCUMULATED
                                                            ADDITIONAL                     DEFERRED         OTHER
                                       COMMON SHARES          PAID-IN     ACCUMULATED        STOCK      COMPREHENSIVE
                                    SHARES       AMOUNT       CAPITAL       DEFICIT      COMPENSATION   INCOME (LOSS)
                                  -----------  -----------  ------------ --------------- -------------- ---------------
                                                                                               U.S. dollars
                                               ------------------------------------------------------------------------

  Balance as of January 1, 1999   14,303,387    $ 143,034   $57,398,814   $(44,553,027)               -       $ (1,943)
  Comprehensive loss:
    Net realized losses on
      available-for-sale
      securities                           -            -             -               -               -           1,943
    Net loss                               -            -             -     (6,915,688)               -               -

  Issuance of shares to
  investors, net                   1,425,000       14,250     2,712,001               -               -               -

  Purchase of treasury stock
                                           -            -             -   *)(1,432,800)               -               -
  Accrued interest on notes
    receivable from shareholders           -            -             -               -               -               -
                                  -----------  -----------  ------------  -------------- --------------- ---------------
  Total comprehensive loss

  Balance as of December 31,
    1999                          15,728,387      157,284    60,110,815    (52,901,515)               -               -

  Payment of interest and
    principal on notes
    receivable from shareholders           -            -             -               -               -               -
  Issuance of shares to
    investors, net                 2,477,952       24,780    18,249,373               -               -               -
  Issuance of shares to service
    providers                         35,000          350       524,650               -               -               -
  Exercise of options              1,880,156       18,802     6,936,355               -               -               -
  Exercise of warrants             1,301,196       13,011     2,437,295               -               -               -
  Deferred stock compensation              -            -        37,924               -        (37,924)               -
  Stock compensation related to
    options repriced                       -            -        26,250               -                               -
  Amortization of deferred
    stock compensation                     -            -             -               -          20,684               -
  Stock compensation related to
    options issued to
    consultants                            -            -       769,128               -               -               -
  Accrued interest on notes
    receivable from shareholders           -            -             -               -               -               -
  Comprehensive loss
  Net loss                                 -            -             -    (11,980,958)               -               -
                                  -----------  -----------  ------------  -------------- --------------- ---------------

  Total comprehensive loss
=================================

  Balance as of December 31,
    2000                          21,422,691    $ 214,227   $89,091,790   $(64,882,473)      $ (17,240)           $   -
                                  ===========  ===========  ============  ============== =============== ===============
*) As revised. See Note 10.d.2.
                                                                      NOTES
                                                     TOTAL          RECEIVABLE      TOTAL
                                    TREASURY      COMPREHENSIVE        FROM       SHAREHOLDERS'
                                     STOCK           LOSS         SHAREHOLDERS      EQUITY
                                  ----------- ----------------  -------------- --------------
 Balance as of January 1, 1999   $ (1,806,481)                       $(598,885)    $10,581,512
 Comprehensive loss:
   Net realized losses on
     available-for-sale
     securities                              -         $   1,943              -          1,943
   Net loss                                  -       (6,915,688)              -    (6,915,688)
                                                 ----------------
 Issuance of shares to
 investors, net                              -                 -    (2,100,000)        626,251
                                                 ----------------
 Purchase of treasury stock
                                 *)  1,768,750                 -      (335,950)
 Accrued interest on notes
   receivable from shareholders              -                         (51,659)       (51,659)
                                 --------------                   -------------- --------------
 Total comprehensive loss                          $ (6,913,745)
================================                 ================

 Balance as of December 31,
   1999                               (37,731)                      (3,086,494)      4,242,359

 Payment of interest and
   principal on notes
   receivable from shareholders              -                        2,705,052      2,705,052
 Issuance of shares to
   investors, net                            -                                -     18,274,153
 Issuance of shares to service
   providers                                 -                 -              -        525,000
 Exercise of options                         -                 -    (3,723,456)      3,231,701
 Exercise of warrants                        -                 -                     2,450,306
 Deferred stock compensation                 -                                -              -
 Stock compensation related to
   options repriced                          -                                -         26,250
 Amortization of deferred
   stock compensation                        -                                -         20,684
 Stock compensation related to
   options issued to
   consultants                               -                                -        769,128
 Accrued interest on notes
   receivable from shareholders              -                        (185,306)      (185,306)
 Comprehensive loss
 Net loss                                    -      (11,980,958)              -   (11,980,958)
                                 --------------  ---------------- -------------- --------------
 Total comprehensive loss                         $ (11,980,958)
                                                 ================
 Balance as of December 31,
   2000                             $ (37,731)                     $(4,290,204)    $20,078,369
                                 ==============                   ============== ==============
*) As revised. See Note 10.d.2.

        The accompanying notes are an integral part of the consolidated financial statements.

                                      F-6


ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                       COMMON STOCK          ADDITIONAL
                                  ------------------------    PAID-IN     ACCUMULATED
                                    SHARES      AMOUNT        CAPITAL       DEFICIT
                                  ----------- ------------  ------------ --------------

Balance as of January 1, 2001      21,422,691    $ 214,227   $89,091,790   $64,882,473)

Repurchase of common shares
  form shareholders and
  repayment of the related
  interest and principal of
  notes from shareholders                  -            -       228,674              -
Issuance of shares to investors,
  net                              6,740,359       67,405    14,325,941              -
Retirement of shares                 (3,000)         (30)      (17,970)              -
Issuance of shares to service
  providers                          346,121        3,461       536,916              -
Exercise of options                  219,965        2,900       511,389              -
Exercise of warrants                 333,333        3,333       836,667              -
Deferred stock compensation                -            -        18,000              -
Amortization of deferred stock
  compensation                             -            -       (6,193)              -
Stock compensation related to
  options issued to
  consultants                              -            -       139,291              -
Stock compensation related to
  options to consultants
  repriced                                 -            -        21,704              -
Comprehensive loss:
Net loss                                   -            -             -   (17,286,788)
                                  ----------- ------------  ------------ --------------
Total comprehensive loss

Balance as of December 31, 2001
                                  29,059,469    $ 290,596   $105,686,909 $(82,169,261)
                                  =========== ============  ============ ==============
                                                                                          NOTES
                                       DEFERRED                        TOTAL           RECEIVABLE           TOTAL
                                        STOCK        TREASURY     COMPREHENSIVE           FROM          SHAREHOLDERS'
                                     COMPENSATION       STOCK           LOSS          SHAREHOLDERS         EQUITY
                                   -------------- -------------- ---------------  ----------------- ------------------


Balance as of January 1, 2001       $  (17,240)     $  (37,731)                      $ (4,290,204)      $ 20,078,369

Repurchase of common shares
  form shareholders and
  repayment of the related
  interest and principal of
  notes from shareholders                     -     (3,499,375)                          3,470,431           199,730

Issuance of shares to investors,
  net                                         -               -                                  -        14,393,346
Retirement of shares                          -               -                             18,000                 -
Issuance of shares to service
  providers                                   -               -                                  -           540,377
Exercise of options                           -               -                           (43,308)           470,981
Exercise of warrants                          -               -              -                   -           840,000
Deferred stock compensation              18,000               -                                  -                 -
Amortization of deferred stock
  compensation                           17,240               -                                  -            11,047
Stock compensation related to
  options issued to
  consultants                                 -               -                                  -           139,291
Stock compensation related to
  options to consultants

  repriced                                    -               -                                  -            21,704
Comprehensive loss:
Net loss                                      -               -   (17,286,788)                   -      (17,286,788)
                                  --------------  -------------- --------------  ------------------ -----------------


Total comprehensive loss                                         $(17,286,788)
                                                                 ==============
Balance as of December 31, 2001    $ (18,000)   $ (3,537,106)                       $  (845,081)       $19,408,057
                                  ==============  ==============                  ================== =================

               The accompanying notes are an integral part of the
                       consolidated financial statements.
                                      F7


ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------------------
                                                                        2001                 2000                1999
                                                                  -----------------    -----------------   ------------------
                                                                                         U.S. DOLLARS
                                                                  -----------------------------------------------------------


Cash flows from operating activities:
        Net loss                                                    $ (17,286,788)       $ (11,980,958)        $ (6,915,688)
        Adjustments required to reconcile net loss to net cash
         used in operating activities:
        Depreciation                                                       980,008              753,910              710,759
        Net realized losses on available-for-sale marketable
         securities                                                              -                    -                1,943
        Accrued severance pay, net                                         571,037              249,195            (298,056)
        Amortization of deferred stock compensation                         17,240               20,684                    -
       Impairment of loans to shareholders                                 206,005                    -                    -
       Compensation expenses related to repurchase of treasury
         stock                                                             228,674                    -                    -
       Write-off of inventories                                            441,875                    -                    -
       Amortization of compensation related to options issued
         to consultants and repriced options issued to
         employees and consultants                                         160,995              765,378                    -
       Compensation expenses related to shares issued to
         service providers                                                 660,377              405,000                    -
       Accrued interest on notes receivable from shareholders               36,940            (230,924)             (51,659)
       Decrease (increase) in trade receivables                            982,175          (1,714,357)              115,390
        Decrease (increase) in other accounts receivable and
         prepaid expenses                                                1,583,769          (1,348,325)              348,666
        Increase in inventories                                          (705,124)          (2,163,468)            (670,937)
       Increase (decrease) in trade payables                           (1,229,609)              989,055              803,074
        Increase (decrease) in other accounts payable and
         accrued expenses                                                  185,824              267,961              397,241
        Decrease in deferred revenues                                            -                    -            (136,549)
        Other                                                                  120              (6,330)              (4,704)
                                                                  -----------------    -----------------   ------------------

Net cash used in operating activities                                 (13,166,482)         (13,963,179)          (5,700,520)
                                                                  -----------------    -----------------   ------------------


         The accompanying notes are an integral part of the consolidated financial statements.


ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------------------
                                                                        2001                2000                1999
                                                                  -----------------   -----------------   -----------------
                                                                                        U.S. DOLLARS
                                                                  ---------------------------------------------------------

Cash flows from investing activities:
         Purchase of property and equipment                            (1,275,303)         (2,858,512)         (1,473,444)
         Payment to suppliers for purchase of property and
           equipment from previous year                                  (227,230)                   -                   -
         Loans granted to shareholders                                           -           (958,156)                   -
         Repayment of loans granted to shareholders                              -             225,097                   -
         Proceeds from sale of property and equipment                       40,217              57,867              34,643
         Proceeds from sale of available-for-sale marketable
           securities                                                            -                   -           3,702,411
                                                                  -----------------   -----------------   -----------------

Net cash provided by (used in) investing activities                    (1,462,316)         (3,533,704)           2,263,610
                                                                  -----------------   -----------------   -----------------

Cash flows from financing activities:
         Proceeds from issuance of shares, net                          14,393,346          18,150,404             750,000
         Proceeds from exercise of options                                 470,981           3,231,701                   -
         Proceeds from exercise of warrants                                840,000           2,450,306                   -
         Payment of interest and principal on notes receivable
           from shareholders                                                     -           2,705,052                   -
                                                                  -----------------   -----------------   -----------------

Net cash provided by financing activities                               15,704,327          26,537,463             750,000
                                                                  -----------------   -----------------   -----------------

Increase (decrease) in cash and cash equivalents                         1,075,529           9,040,580         (2,686,910)
Cash and cash equivalents at the beginning of the year                  11,596,225           2,555,645           5,242,555
                                                                  -----------------   -----------------   -----------------

Cash and cash equivalents at the end of the year                      $ 12,671,754        $ 11,596,225         $ 2,555,645
                                                                  =================   =================   =================

Supplementary information on non-cash transactions:
Purchase of property and equipment against trade payables                $  39,336          $  227,230             $     -
                                                                  =================   =================   =================
Purchase of treasury stock in respect of notes receivable from
  shareholders                                                         $ 3,499,375             $     -             $     -
                                                                  =================   =================   =================
Issuance of shares (including additional paid-in capital)
  against notes receivable.                                                $     -             $     -          $2,435,950
                                                                  =================   =================   =================
Retirement of shares issued under notes receivables                      $  18,000             $     -             $     -
                                                                  =================   =================   =================
Issuance of shares to consultants in respect of prepaid
   expenses                                                                $     -          $  120,000             $     -
                                                                  =================   =================   =================

Exercise of options against notes receivable                             $  43,308         $ 3,723,456             $     -
                                                                  =================   =================   =================

Liabilities in respect of share issuance expenses                         $      -             $     -           $ 123,749
                                                                  =================   =================   =================

Supplemental disclosure of cash flows activities: Cash paid during the year for:
                Interest                                                 $  19,106           $  25,537            $ 38,202
                                                                  =================   =================   =================

         The accompanying notes are an integral part of the consolidated financial statements.

                                      F-9

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1:-      GENERAL

a.

Electric Fuel Corporation ("EFC," "Electric Fuel," or the "Company") and its subsidiaries are engaged in the design, development and commercialization of its proprietary zinc-air battery technology for portable consumer electronic devices such as cellular telephones products, as well as for electric vehicles and defense applications. The Company is primarily operating through Electric Fuel Ltd. ("EFL") a wholly-owned Israeli based subsidiary. The Company's production and research and development operations are primarily located in Israel.

In November 2000, the Company established a wholly-owned subsidiary in the U.K ("EFL U.K."). The Company has two wholly-owned non-operating subsidiaries, in Germany ("GmbH") and in the Netherlands ("BV"), as well as two subsidiaries in the United States: Electric Fuel Transportation Corp. (Delaware) and Instant Power Corporation (Delaware).

The Company conducted a comprehensive review on the re-pricing of warrants granted during 2000 to its investors and investment banker. As a result of that review, the Company reconsidered the calculation and the related assumptions related to the deemed dividend derived from this transaction, which was immaterial initially and should have resulted and currently recorded the deemed dividend in the amount of $1,196,667 (see Note 10e.2), a non-cash item. The accompanying consolidated financial statements for the year ended December 31, 2001 were restated to record this deemed dividend, which increased the loss applicable to common shareholders to $18,483,455 and the calculation of basic and diluted net loss per share to $0.76 for the year ended December 31, 2001. This restatement does not affect the balance sheet, the changes in shareholders' equity or the cash flow statements.


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

b. Financial statements in U.S. dollars:

A majority of the revenues of the Company and its subsidiaries is generated in U.S. dollars. In addition, a substantial portion of the Company's and its subsidiaries costs are incurred in U.S. dollars ("dollar"). Company's management believes, that the dollar is the primary currency of the economic environment in which the Company and its subsidiaries operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the dollar. Accordingly, monetary accounts maintained in currencies other than the U.S.
dollar are remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" ("SFAS No. 52"). All transaction, gains and losses from the remeasured monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses, as appropriate.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Note 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

c. Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

d. Cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less.

e. Inventories:

Inventories are stated at the lower of cost or market value. Inventory write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence and for market prices lower than cost. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made in each period to write inventory down to its market prices. In 2001, the Company wrote off $441,875 of slow-moving and obsolete inventory, which has been included in cost of revenues.

Cost is determined as follows:

Raw and packaging materials - by the average cost method.
Work in progress - represents the cost of manufacturing with the addition of allocable indirect manufacturing cost. Finished products - on the basis of direct manufacturing costs with the addition of allocable indirect manufacturing costs.

f. Property and equipment:

Property and equipment are stated at cost net of accumulated depreciation and investment grants (no investment grants were granted during 2001, 2000 and 1999).

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
Machinery, equipment and installation                10 - 25 (mainly 10)
Leasehold improvements                           Over the term of the lease

The Company and its subsidiaries periodically assess the recoverability of the carrying amount of property and equipment and provide for any possible impairment loss based upon the difference between the carrying amount and fair value of such assets in accordance with Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). For each of the three years ended December 31, 2001 the Company did not record any impairment losses on long-lived assets.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Note 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

g. Revenue recognition:

The Company and its subsidiaries generate revenues mainly from sale of zinc-air battery products for portable consumer electronic devices such as cellular telephones products, as well as for defense applications. To a lesser extent, revenues are generated from development services and long-term arrangements subcontracted by the U.S Government. The Company sells its products to large retail companies as well as through resellers.

Revenues from products are recognized in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements ("SAB No. 101") when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the seller's price to the buyer is fixed or determinable, no further obligation remains and collectibility is reasonably assured. In situations where the Company sells its products to large retail companies, where returns are expected to be accepted revenues are recognized on cash basis.

The Company generally does not grant a right of return to its customers. When returns are expected and estimated, the Company defers revenue until the probability of such returns expires, at which time revenue is recognized provided that all other revenue recognition criteria are met. The Company maintains provision for product returns, based on its experience in accordance with Statement of Financial Accounting Standard No. 48, "Revenue Recognition When Right of Return Exists" ("SFAS No. 48"). The provision has been deducted from revenues and amounted to $239,000, $0, and $0 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company maintains consigned inventory at customer locations for certain products. For these products, revenue is recognized at the time the products are sold to a final customer and all other SAB No. 101 criteria are met.

Revenues from long-term agreements, subcontracted by the U.S. government, are recorded on a cost-sharing basis, when services are rendered and products delivered, as prescribed on the related agreements. Provision on estimated losses are recognized in the period in which the likelihood of such losses is determined. As of December 31, 2001, no such estimated losses were identified..

Deferred revenues includes unearned amounts received from customers, but not recognized as revenues.

Revenues from development services are recognized based on Statement of Position No. 81-1 "Accounting for Performance of Construction - Type and Certain Production - Type Contracts" ("SOP 81-1"),using contract accounting on a percentage of completion method, based on completion of agreed-upon milestones and in accordance with the "Output Method." Provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. As of December 31, 2001, no such estimated losses were identified.

h. Cost of revenues:

In 1999, the Company's cost of revenues were included in research and development costs, since the Company's production was integrated with the product development process, it was impossible to segregate the cost of revenues from the research and development expenses, since these expenses were interrelated by their nature.

i. Research and development cost:

Research and development costs, net of grants received, are charged to the statements of operations as incurred.

j. Royalty-bearing grants:

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Note 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

l. Concentrations of credit risk:

Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and long-term loans to shareholders. Cash and cash equivalents are invested in U.S. dollar deposits with major Israeli, U.S. and U.K. banks. Such deposits in the U.S. may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

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

The Company has provided long-term loans to its shareholders, amounting to $501,288 and $778,677 as of December 31, 2001 and 2000, respectively. The long-term loans are secured by the Company's shares and if the value of the Company's shares decreases, the Company would incur material losses.

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

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Note 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

n. Accounting for stock-based compensation:

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") and Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of the Company's share options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized. The pro forma disclosures required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), are provided in Note 10.f.

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

p. Severance pay:

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

In addition and according to certain employment agreements, the Company is obligated to provide for a special severance pay in addition to amounts due to certain employees pursuant to Israeli severance pay law. The Company has made a provision for this special severance pay in accordance with Statement of Financial Accounting Standard No. 106, "Employer's Accounting for Post Retirement Benefits Other than Pensions" ("SFAS No. 106"). As of December 31, 2001 and 2000, the accumulated severance pay in that regard amounted to $1,975,535 and $1,586,372, respectively.

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

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Note 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

q. Advertising costs:

The Company and its subsidiaries expense advertising costs as incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999, was approximately $1,676,280, $1,453,025 and $364,957, respectively.

r. Impact of recently issued accounting standards:

In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard No. 141 "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company does not expect any effect of this standard on the earnings or financial position of the Company.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged.

The provisions of SFAS No. 144 are not expected to have a material effect on the Company's financial position or operating results.

s. Reclassification:

Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the presentation used in 2001 (see also Note 10.d.2).

NOTE 3:-      OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

                                        December 31,
                             ------------------------------------
                                   2001                2000
                             -----------------   -----------------
                                          U.S. dollars
                             ------------------------------------

Government authorities              $ 425,593         $ 1,726,282
U.S. government                             -              45,749
Employees                             16, 862             162,518
Prepaid expenses                      241,150             299,082
Other                                  31,341             185,084
                             -----------------   -----------------

                                     $714,946         $ 2,418,715
                             =================   =================

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4:-      INVENTORIES

Raw and packaging materials                 $1,097,492        $ 1,581,048
Work in progress                               356,152            457,319
Finished products                            2,018,553          1,170,581
                                     ------------------ ------------------

                                            $3,472,197        $ 3,208,948
                                     ================== ==================


NOTE 5:-      LOANS TO SHAREHOLDERS

In February and May 2000, two officers of the Company exercised options to purchase a total of 263,330 and 550,000, respectively, shares of the Company's common stock (see Note 10.d.3). In connection with such exercises, the Company granted loans secured by the Company's shares to those two officers to cover their related tax liabilities. The loans were in the form of non-recourse promissory note in the total amount of $958,156, bearing interest at a rate equal to 4% over the then-current percentage increase in the Israeli Consumer Price Index ("CPI") between the date of the loan and the date of the annual interest calculation. During the year 2000 and 2001 one of the shareholders repaid a portion of his non-recourse note at the amount of $225,097 and $38,639, respectively (see Note 10.d.3). During the year 2001, the Company has impaired those loans and has written off the amount of $206,005 due to decline of the fair market value of its shares.


NOTE 6:-      PROPERTY AND EQUIPMENT, NET

a. Composition of property and equipment is as follows:

                                                                              December 31,
                                                                   ------------------------------------
                                                                         2001               2000
                                                                   -----------------   ----------------
                                                                                U.S. dollars
                                                                    -----------------------------------

Cost:
         Computers and related equipment                                   $786,158          $ 636,997
         Motor vehicles                                                     336,216            389,019
         Office furniture and equipment                                     313,760            311,885
         Machinery, equipment and installations                           9,396,636          8,502,762
         Leasehold improvements                                             888,841            732,291
                                                                    ----------------    ---------------

                                                                         11,721,611         10,572,954
                                                                    ----------------    ---------------
Accumulated depreciation:
         Computers and related equipment                                    566,290            445,209
         Motor vehicles                                                      62,523            139,024
         Office furniture and equipment                                     180,498            162,530
         Machinery, equipment and installations                           3,526,145          2,826,656
         Leasehold improvements                                             646,490            553,471
                                                                    ----------------    ---------------

                                                                          4,981,946          4,126,890
                                                                    ----------------    ---------------

Depreciated cost                                                        $ 6,739,665        $ 6,446,064
                                                                    ================    ===============

b. Depreciation expense amounted to $980,008, $753,910 and $710,759, for the years ended December 31, 2001, 2000 and 1999, respectively.

As for liens, see Note 9d.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 7:-      SHORT-TERM BANK CREDIT

The Company has an unused line of credit of up to $750,000, secured by such security as the Company and the bank shall agree upon from time to time.

NOTE 8:-      OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                      December 31,
                                            -----------------------------------
                                                2001                2000
                                            ---------------   -----------------

U.S. dollars
                                            -----------------------------------

Employees and payroll accruals                   $ 884,262        $(*  591,992
Accrued vacation pay                               419,679             388,350
Accrued expenses                                   221,653         (*  220,282
Advances from customers                             98,070                   -
Royalties to Office of the Chief Scientist          46,955              62,000
Other                                               60,180             282,351
                                            ---------------    ----------------

                                                $1,730,799         $ 1,544,975
                                            ===============    ================

*) Reclassified

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


NOTE 9:-      COMMITMENTS AND CONTINGENT LIABILITIES

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

              Royalties paid or accrued for the years ended December 31, 2001, 2000 and 1999, to the OCS amounted to $ 75,791, $ 70,637 and $ 69,169, respectively.

              As of December 31, 2001, total contingent liability to pay to OCS (at 100%) was outstanding at the amount of approximately $ 9,764,000.

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

              Royalties paid or accrued to the BIRD-F amounted at $0 for each of the three years ended December 31, 2001.

              As of December 31, 2001, total contingent liability to pay to BIRD-F (at 150%) was outstanding at the amount of approximately $772,000.

b. Lease commitments:

The Company and its subsidiaries rent their facilities under various operating lease agreements, which expire on various dates, the latest of which is in 2005. The minimum rental payments under non-cancelable operating leases are as follows:
                             Year ended
                            December 31,
                         --------------------
                            U.S. dollars
                         --------------------

2002                                 438,761
2003                                 396,388
2004                                 214,199
2005                                 174,612
                         --------------------
                                   1,223,960
                         ====================

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 9:-      COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)


Total rent expenses for the years ended December 31, 2001, 2000 and 1999, were approximately $456,701, $261,000 and $345,000, respectively.

Rental payments are primarily payable in Israeli currency, linked to the Israeli Consumer Price Index ("CPI").

c. Guarantees:

The Company obtained bank guarantees in the amount of $36,076, mainly in respect of lease agreements.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

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

b. Issuance of common stock to investors:

1. On December 28, 1999, the Company entered into an agreement with a group of private investors, including Mr. Leon S. Gross, a director of Electric Fuel Corporation and one of the existing shareholders. Pursuant to the agreement, the Company issued 1,425,000 shares of common stock for total purchase price of $ 2,850,000, of which an amount of $2,100,000 was paid through an exchange of non-recourse promissory notes. These non-recourse notes were repaid during the year 2000. (See also Note 10e.1)

2. On January 5, 2000, the Company entered into a Common Stock Purchase Agreement with a group of private investors. Pursuant to this agreement, on January 10, 2000, the Company issued 385,000 shares of common stock to the investors for a total purchase price of $962,500.

3. On May 17, 2000, the Company entered into an agreement with an investor, pursuant to which the Company issued 1,000,000 shares of common stock to the investor, at a price of $10.00 per share, for a total purchase price of $10,000,000. In addition, on November 16, 2000, the Company subsequently issued an additional 92,952 shares of common stock pursuant to the anti-dilution calculation stated in the share purchase agreement with the investor.

4. On November 17, 2000, the Company entered into an agreement with a venture capital fund, pursuant to which the Company issued 1,000,000 shares of common stock to the investor, at a price of $8.375 per share, for a total purchase price of $8,375,000. (See also Note 10.e.2.)

5. In May 2001, the Company issued a total of 4,045,454 shares of its common stock to a group of institutional investors at a price of $2.75 per share, or a total purchase price of $11,125,000. (See also Notes 10.e.2 and 10.e.3.)

6. On November 21, 2001, the Company issued a total of 1,503,759 shares of its common stock at a purchase price of $1.33 per share, or a total purchase price of $2,000,000, to a single institutional investor.

7. On December 5, 2001, the Company issued a total of 1,190,476 shares of its common stock at a purchase price of $1.68 per share, or a total purchase price of $2,000,000, to a single institutional investor.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
NOTE 10:-     SHAREHOLDERS' EQUITY (CONT.)


c. Issuance of common stock to service providers:

1. In June 2000, 35,000 shares of common stock were issued at no consideration to a consultant for providing business development and marketing services in the United Kingdom At the issuance date, the fair value of these shares was determined both by the value of the shares issued as reflected by fair market price at the issuance date and by the value of the services provided and amounted to $525,000 in accordance with EITF 96-18. In accordance with EITF 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees" ("EITF 00-18"), the Company recorded this compensation expenses of $405,000 during the year 2000 and $120,000 during the year 2001 and included these amounts in marketing expenses.

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

d. Issuance of notes receivable

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

In March 2000, the  employee-shareholders  exercised  certain stock options (see
Note 10.f). The proceeds in the amount of $605,052 from the sale of the shares were allocated to the repayment of the loan referred to above. As of December 31, 2001, there was no outstanding balance on this loan. As for additional note repayment at that date, see Note 10.b.1.

2. On December 3, 1999, two officers of the Company purchased 250,000 shares of common stock, which had already been issued, out of the Company's treasury stock

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
NOTE 10:-     SHAREHOLDERS' EQUITY (CONT.)

at the closing price of the common stock on December 2, 1999. The total purchase price of $335,950 was financed by the Company by a non-recourse note secured by the purchased shares bearing interest at 2%, with interest calculated and charged in advance based on a term of ten years.

The Company has accounted for the re-purchase of these shares out of treasury stock in accordance with Accounting Principles Board Opinion No. 6 "Status of Accounting Research Bulletins" ("APB 6"). The shares re-purchased were included in treasury stock at their cost price of $1,768,750. The Company initially recorded the excess of purchase price over stated value against additional paid in capital. As a result of the financial statements review performed by the United States Securities and Exchange Commission, the Company reconsidered the classification of the loss generated from this re-issuance of such shares and the excess of purchase price over stated value at the amount of $1,432,800 has been reclassified in its entirety to accumulated deficit.

3. In February 2000 and in May 2000, certain officers of the Company exercised options to purchase a total of 263,330 and 550,000, respectively, shares of the Company's common stock, paying the exercise price in form of ten-year non-recourse promissory notes in an aggregate amount of $658,326 and $3,040,250, respectively. The notes are secured by the shares issued upon exercise of such options, bearing non-recourse interest at a rate equal to the federal fund rate + 1%. (See Note 5)

The Company has accounted for these promissory notes as a variable stock award pursuant to the provisions of Emerging Issues Task Force issue 95-16, "Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion 25" ("EITF 95-16"). The Company did not record any compensation due to the decrease in the market value of the Company's shares during the years 2001 and 2000.

In February 2001, the Board of Directors of the Company, upon the recommendation of its Compensation Committee and with the agreement of the officers involved, purchased a total of 550,000 of the shares, which had already been issued, in exchange for repayment of the non-recourse notes from the officers in the amount of $3,470,431. $3,183,530 out of this amount relates to 550,000 shares from May 2000. The remaining amount of $248,262 represents repayment of other notes, including $38,639 of loans to shareholders described in Note 5. As a result of this transaction, the Company recorded treasury stock in the amount of $3,499,375. An amount of $228,674 was recorded as additional paid-in-capital as it reflected a compensation expense related to this re-purchase.

e. Warrants:

1. As part of the investment agreement in December 1999 (see Note 10.b.1), the Company issued warrants to purchase up to an additional 950,000 and 475,000 shares of the Company's common stock to the investors at the exercise price of $1.25 and $4.50 per share, respectively. Pursuant to the terms of these warrants, a total of 251,196 shares of common stock were issued to such warrant holders in 2000 on a cashless exercise basis. As of December 31, 2000, 1,050,000 warrants had been exercised, in addition to the warrants issued on a cashless basis.

2. As part of the investment agreement in November 2000 (see Note 10.b.4), the Company issued warrants to purchase an additional 1,000,000 shares of common stock to the investor, with exercise prices of $11.31 for 333,333 of these warrants and $12.56 per share for 666,667 of these warrants. In addition, the Company issued warrants to purchase 150,000 shares of common stock, with exercise prices of $9.63 for 50,000 of these warrants and $12.56 per share for 100,000 of these warrants to an investment banker involved in this agreement. Out of these warrants issued to the investor, 666,667 warrants expire on November 17, 2005 and 333,333 warrants expire on August 17, 2001.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
NOTE 10:-     SHAREHOLDERS' EQUITY (CONT.)


As part of the transaction in May 2001 (see Note 10 b.5), the Company repriced these warrants in the following manner:

          - Of the 1,000,000 warrants granted to the investor, the exercise price of 666,667 warrants was reduced from $12.56 to $3.50 and of 333,333 warrants was reduced from $11.31 to $2.52. In addition, the 333,333 warrants that were to expire on August 17, 2001, were immediately exercised for a total consideration of $840,000.

          - Moreover, the Company issued to this investor an additional warrant to purchase 250,000 shares of common stock at an exercise price of $3.08 per share, to expire on May 3, 2006.

          - Of the 150,000 warrants granted to the investment banker the exercise price of 100,000 warrants was reduced from $12.56 to $3.08 and of 50,000 warrants was reduced from $9.63 to $3.08. In addition, the 50,000 warrants that were to expire on August 17, 2001 were extended to November 17, 2005.

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

3. As part of the investment agreement in May 2001 (see Note 10.b.5), the Company issued to the investors a total of 2,696,971 warrants to purchase shares of common stock at a price of $3.22 per share; these warrants are exercisable by the holder at any time after November 8, 2001 and will expire on May 8, 2006. The Company also issued to a financial consultant that provided investment banking services concurrently with this transaction a total of 125,000 warrants to purchase shares of common stock at a price of $3.22 per share; these warrants are exercisable by the holder at any time and will expire on June 12, 2006. In addition the Company paid approximately $562,000 in cash, which was recorded as deduction from additional paid in capital.

f. Stock option plans:

1. Options to employees and others (except consultants)

a. The Company has adopted the following stock option plans, whereby options may be granted for purchase of shares of the Company's common stock. Under the terms of the employee plans, the Board of Directors or the designated committee grants options and determines the vesting period and the exercise terms.

1) 1991 Employee Option Plan - 2,115,600 shares reserved for issuance, of which 33,692 are available for future grants to employees as of December 31, 2001.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
NOTE 10:-     SHAREHOLDERS' EQUITY (CONT.)


2) 1993 Employee Option Plan - as amended, 4,200,000 shares reserved for issuance, of which 300,526 are available for future grants to employees as of December 31, 2001.

3) 1998 Employee Option Plan - as amended, 4,750,000 shares reserved for issuance, of which 2,846,388 are available for future grants to employees and consultants as of December 31, 2001.

4) 1995 Non-Employee Director Plan - 1,000,000 shares reserved for issuance, of which 680,000 are available for future grants to directors as of December 31, 2001.

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

c. A summary of the status of the Company's plans and other share options (except for options granted to consultants) granted as of December 31, 2001, 2000 and 1999, and changes during the years ended on those dates, is presented below:

                                           2001                         2000                       1999
                                 --------------------------  --------------------------- --------------------------
                                                WEIGHTED                     WEIGHTED                   WEIGHTED
                                                 AVERAGE                      AVERAGE                    AVERAGE
                                                EXERCISE                     EXERCISE                   EXERCISE
                                   AMOUNT         PRICE         AMOUNT         PRICE        AMOUNT        PRICE
                                 ------------  ------------  --------------  -----------  ------------ ------------
                                                    $                            $                          $
                                               ------------                 ------------               ------------

Options outstanding at
    beginning of year              2,624,225        $ 3.82       2,820,679       $ 3.44     2,964,255       $ 3.70
Changes during year:
Granted (1) (3)                    2,172,314        $ 1.55       1,598,233       $ 4.58       496,475       $ 1.56
Exercised(4) (2)                   (159,965)        $ 1.31     (1,715,628)       $ 3.84             -            -
Forfeited or cancelled             (396,346)        $ 4.11        (79,059)       $ 4.93     (640,051)       $ 3.25
Repriced (2):
Old exercise price                        -              -       (310,000)       $ 4.95             -            -
New exercise price                        -              -         310,000       $ 4.95             -            -
                                 ------------  ------------  -------------- ------------ ------------- ------------

Options outstanding at
         end of year               4,240,228        $ 2.74       2,624,225       $ 3.82     2,820,679       $ 3.44
                                 ============  ============  ============== ============ ============= ============

Options exercisable at
         end of year               2,643,987        $ 2.75       1,078,332       $ 3.81     2,082,390       $ 3.91
                                 ============  ============  ============== ============ ============= ============


(1) Includes 1,189,749, 870,000 and 182,500 options granted to related parties in 2001, 2000 and 1999, respectively.

(2) On May 25, 2000, the Company repriced downwards 150,000 options from $6.60 per share to $4.95. The Company also repriced upward 160,000 options held by the same options holder from $3.375 per share to $4.95. The options holder immediately exercised those options. In accordance with FIN 44 the downward repricing resulted in a variable plan accounting, however, due to the immediate exercise the Company recorded a compensation expense in the amount of $ 26,250 at that date only.

(3) The Company recorded deferred stock compensation for options issued with an exercise price below the fair value of the common stock in the amount of $18,000 and $37,924 as of December 31, 2001 and 2000, respectively. Deferred stock

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
NOTE 10:-     SHAREHOLDERS' EQUITY (CONT.)


compensation is amortized and recorded as compensation expenses ratably over the vesting period of the option. The stock compensation expense that has been charged in the consolidated statements of operations in respect of options to employees in 2001, 2000 and 1999, was $17,240, $20,684 and $0, respectively.

(4) In December 2001, the Company exercised 33,314 options for which the exercise price was not paid at the exercise date. The Company recorded the owed amount of $43,308 as "Note receivable from shareholders" in the statement of shareholders' equity. In accordance with EITF 95-16, since the original option grant did not permit the exercise of the options through loans, and due to the Company's history of granting non-recourse loans, this postponement in payments of the exercise price resulted in a variable plan accounting. However, the Company did not record any compensation due to the decrease in the market value of the Company's shares during 2001.

d. The options outstanding as of December 31, 2001 have been separated into ranges of exercise price, as follows:


                                  OPTIONS OUTSTANDING                                          OPTIONS OUTSTANDING
                      ---------------------------------------------  --------------------------------------------------------------
                        AMOUNT OUTSTANDING          WEIGHTED              WEIGHTED         AMOUNT EXERCISABLE
     RANGE OF           AT DECEMBER 31,        AVERAGE REMAINING      AVERAGE EXERCISE     AT DECEMBER 31,       WEIGHTED AVERAGE
 EXERCISE PRICES              2001              CONTRACTUAL LIFE            PRICE                2001             EXERCISE PRICE
-------------------   ---------------------   ---------------------  --------------------  -------------------  -------------------
        $                                            YEARS                    $                                         $
-------------------                           ---------------------  --------------------                       -------------------


0.3-2                            2,268,819                    9.01                  1.38            1,389,764                  1.35
3-4                                463,909                    4.79                  2.99              406,961                  2.99
4-6                              1,437,500                    8.40                  4.58              787,262                  4.68
6-8                                 60,000                    3.02                  7.43               50,000                  7.53
8-                                  10,000                    5.75                  9.06               10,000                  9.06
                      ---------------------   ---------------------  --------------------  -------------------  -------------------

                                 4,240,228                    8.25                  2.74            2,643,987                  2.75
                      =====================   =====================  ====================  =================== ====================


e. Pro forma information under SFAS No. 123:

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123 (for grants issued after December 1994), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions

                                 2001             2000             1999
                            ---------------  ---------------  ----------------

Dividend yield                          0%               0%                0%
Expected volatility                    82%              95%              120%
Risk-free interest                3.5-4.5%             6.5%              5.5%
Expected life of up to             3 years         10 years          10 years

Weighted-average fair values and exercise prices of options on dates of grant are as follows:

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
NOTE 10:-     SHAREHOLDERS' EQUITY (CONT.)

                               EQUALS MARKET PRICE                EXCEEDS MARKET PRICE              LESS THAN MARKET PRICE
                         --------------------------------   ---------------------------------  ---------------------------------
                             YEAR ENDED DECEMBER 31,             YEAR ENDED DECEMBER 31,            YEAR ENDED DECEMBER 31,
                         --------------------------------   ---------------------------------  ---------------------------------
                           2001        2000       1999        2001        2000        1999        2001       2000        1999
                         ---------  ----------  ---------   ---------   ---------  ----------  ----------  ---------   ---------

 Weighted average          $ 1.579    $ 4.580     $ 1.560     $ 1.466     $ 7.125    -           $ 1.30      $ 5.270     -
   exercise prices
 Weighted average
   fair value on
   grant date              $ 0.50     $ 4.120     $ 1.320     $ 0.56      $ 3.760    -           $ 0.79      $ 6.600     -

              Pro forma results:

                                    2001                          2000                          1999
                        ----------------------------- ----------------------------- -----------------------------
                             AS            PRO-            AS            PRO-            AS             PRO-
                          REPORTED         FORMA        REPORTED         FORMA        REPORTED         FORMA
                        -------------  -------------- -------------- -------------- --------------  -------------
                                                              U.S. DOLLARS
                        -----------------------------------------------------------------------------------------

 Net loss
 attributable to
 shareholders of
 common stock           $(18,4823,455) $ (21,372,601) $ (11,980,958) $ (14,006,038) $  (6,915,688)  $ (8,367,584)
                        =============  ============== ============== ============== ==============  =============
 Basic and diluted                                                                                               )
   net loss per share     $     (0.76)   $     (0.88)   $     (0.62)   $     (0.73)   $     (0.48)    $     (0.58
                        =============  ============== ============== ============== ==============  =============

2. Options issued to consultants:

a.            The Company's outstanding options to consultants as of December 31, 2001, are as follows:

                                                    2001                        2000                         1999
                                         --------------------------  ---------------------------  --------------------------
                                                         WEIGHTED                     WEIGHTED                    WEIGHTED
                                                         AVERAGE                      AVERAGE                     AVERAGE
                                                         EXERCISE                     EXERCISE                    EXERCISE
                                            AMOUNT        PRICE          AMOUNT        PRICE         AMOUNT        PRICE
                                         ------------- -----------   -------------- -----------  ------------  --------------
                                                            $                            $                           $
                                                       ------------                 ------------                ------------
               Options outstanding at      175,786       $  6.57       141,814        $     3.09    27,286        $      6.26
                 beginning of year
               Changes during year:
                 Granted (1)               130,000       $  6.02       198,500        $     5.86    114,528       $      2.33
                 Exercised                 (60,000)      $  5.13      (164,528)       $     2.72       -                    -

               Repriced (2):
                 Old exercise price        (56,821)      $  9.44            -         $     -          -                    -
                 New exercise price        56,821        $  4.78            -         $     -          -                    -
                                         -------------               --------------               ------------

               Options outstanding at                                                                                       9
                 end of year               245,786       $  5.55       175,786        $     6.56    141,814       $       3.0
                                         ============= ============  ============== ============  ============  =============

               Options exercisable at                                                                                       9
                 end of year               125,786       $  6.42        149,044        $     6.80   141,814       $       3.0
                                         ============= ============  ============== ============  ============  =============


(1) 120,000 options out of 130,000 options granted in 2001 to the Company's selling and marketing consultants are subject to the achievement of the targets specified in the agreements with these consultants. The measurement date for these options has not yet occurred as these targets have not been met, in accordance with EITF 96-18. When the targets will be achieved the Company would record appropriate compensation upon the fair value at the same date at which the targets will be achieved.

(2) During the year 2001 the Company repriced 56,821 options to its service providers. The fair value of repriced warrants was calculated as a difference measured between (1) the fair value of the modified warrants determined in accordance with the provisions of SFAS 123, and (2) the value of the old warrant

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE 10:-     SHAREHOLDERS' EQUITY (CONT.)

immediately  before its terms were modified,  determined based on the shorter of
(a) its remaining expected life or (b) the expected life of the modified option. As a result of the repricing, the Company has recorded an additional compensation at the amount of $21,704, and included this amount in marketing expenses

b. The Company had accounted for its options to consultants under the fair value method of SFAS No. 123 and EITF 96-18. The fair value for these options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                  2001             2000             1999
                             ---------------  ---------------  ----------------
Dividend yield                           0%               0%                0%
Expected volatility                     82%              95%              120%
Risk-free interest                 3.5-4.5%             6.5%              5.5%
Contractual life of up to          10 years          5 years          10 years

c. In connection with the grant of stock options to consultants, the Company recorded stock compensation expenses totaling $139,291 and $796,128 for the years ended December 31, 2001 and 2000 respectively, and included these amounts in marketing expenses.

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

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE 11:-     INCOME TAXES (CONT.)

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

The entitlement to the above benefits is conditional upon the Company's fulfilling the conditions stipulated by the Investments Law, regulations published thereunder and the instruments of approval for the specific investments in "approved enterprises." In the event of failure to comply with these conditions, the benefits may be canceled and the Company may be required to refund the amount of the benefits, in whole or in part, including interest. As of December 31, 2001, according to the Company's management, the Company fulfilled all conditions.

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

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
NOTE 11:-     INCOME TAXES (CONT.)



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

d. Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets resulting from tax loss carryforward are as follows:

                                                                                DECEMBER 31,
                                                                    -----------------------------------
                                                                         2001               2000
                                                                    ----------------    ---------------
                                                                             U.S. DOLLARS
                                                                    -----------------------------------
 Operating loss carryforward                                       $  12,162,581       $  8,261,110
 Reserve and allowance                                                   477,522            726,640
                                                                    ----------------    ---------------

 Net deferred tax asset before valuation allowance                    12,640,103          8,987,750
 Valuation allowance                                                 (12,640,103)        (8,987,750)
                                                                    ----------------    ---------------

                                                                      $        -       $          -
                                                                    ================    ===============


ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
NOTE 11:-     INCOME TAXES (CONT.)

              The Company and its subsidiaries provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized. The change in the valuation allowance as of December 31, 2001 was $3,652,353.

e. Loss before taxes on income:

                                     Year ended December 31
                 ---------------------------------------------------------------
                        2001                  2000                  1999
                 -------------------   -------------------   -------------------
                                          U.S. dollars
                 ---------------------------------------------------------------

Domestic              $ (5,828,828)          $(2,021,661)           $ (232,205)
Foreign                (11,457,960)           (9,959,297)           (6,677,466)
                 -------------------   -------------------   -------------------

                      $(17,286,788)        $ (11,980,958)         $ (6,909,671)
                 ===================   ===================   ===================


NOTE 12:-  SELECTED STATEMENTS OF OPERATIONS DATA

a.         Research and development expenses, net (in 1999 included also COGS):

                                               YEAR ENDED DECEMBER 31
                                 ----------------------------------------------
                                      2001             2000           1999
                                 --------------- --------------- --------------
                                                  U.S. DOLLARS
                                 ----------------------------------------------

 Research and development costs    $  4,199,891    $  5,546,519    $ 7,834,051
 Less royalty-bearing grants            687,807         958,382      1,202,976
                                 --------------- --------------- --------------

                                   $  3,512,084    $  4,588,137    $ 6,631,075
                                 =============== =============== ==============

b. Financial income, net:

Financial expenses:
Interest, bank charges and fees    $ (49,246)      $ (67,480)       $ (71,074)
Foreign currency
   translation differences           (16,003)       (219,043)         (32,661)
                               --------------- ---------------  ---------------

                                     (65,249)       (286,523)        (103,735)
                               --------------- ---------------  ---------------
Financial income:
   Interest                           327,828         830,704          293,784
                               --------------- ---------------  ---------------

Total                                $262,579       $ 544,181        $ 190,049
                               =============== ===============  ===============

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------


NOTE 13:-         RELATED PARTY DISCLOSURES

                                                                    Year ended December 31,
                                                   ----------------------------------------------------------
                                                         2001                 2000                1999
                                                   -----------------    -----------------   -----------------
                                                                         U.S.dollars
                                                   ----------------------------------------------------------

Transactions:

General and administrative expenses                        $ 32,850             $ 28,800             $15,750
                                                   =================    =================   =================

Financial income (expenses), net from notes
   receivable and loan holders (see Notes 5
   and 10.d.3)                                            $(36,940)            $ 230,924             $51,659
                                                   =================    =================   =================



NOTE 14:-         SEGMENT INFORMATION

a. General:

The Company and its subsidiaries operate primarily in three business segments (see Note 1 for a brief description of the Company's business) and follows the requirements of Statement of Financial Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131").

The Company currently operates in three business segments: Electric Vehicles, Consumer Batteries and Defense and Safety Products.

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

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------
NOTE 14:-     SEGMENT INFORMATION (CONT.)


b. The following is information about reported segment gains, losses and assets:

                                                         DEFENSE
                                        ELECTRIC        AND SAFETY        CONSUMER             ALL
                                        VEHICLES         PRODUCTS         BATTERIES           OTHER           TOTAL
                                        --------         --------         ---------           -----           -----
                                                                        U.S. DOLLARS
                                      -----------------------------------------------------------------------------------

2001:
Revenues from outside customers        $   894,045       $ 1,199,587    $   1,939,256     $         -    $   4,032,888
Depreciation expense                      (242,678)          (61,760)         (449,995)        (225,575)       (980,008)
Direct expenses (1)                       (907,286)       (1,388,215)      (13,816,934)      (4,489,812)    (20,602,247)
                                     --------------- ----------------- ----------------- ---------------- ---------------

Segment gross loss                     $  (255,919)      $  (250,388)   $  (12,327,673)   $  (4,715,387)    (17,549,367)
                                     =============== ================= ================= ================
Financial income, net                                                                                            262,579
                                                                                                          ---------------

Net loss                                                                                                   $(17,286,788)
                                                                                                          ===============

Segment assets (2)                     $    665,736       $   645,378   $     8,180,795    $   719,953     $ 10,211,862
                                       ============= ================= ================= ================ ===============

Expenditures for segment assets        $          -       $    21,376   $       969,278    $   323,985     $  1,314,639
                                       ============= ================= ================= ================ ===============

2000:
Revenues from outside customers        $   310,441        $1,168,054    $    2,563,621     $     11,446    $  4,053,562
Depreciation expense                      (249,796)          (60,612)         (239,668)        (203,834)       (753,910)
Direct expenses (1)                       (472,770)       (1,120,020)      (10,246,938)      (3,985,063)    (15,824,791)
                                       ------------- ----------------- ----------------- ---------------- ---------------

Segment gross loss                     $  (412,125)       $  (12,578)   $   (7,922,985)    $ (4,177,451)    (12,525,139)
                                       ============= ================= ================= ================
Financial income, net                                                                                            544,181
                                                                                                          ---------------

Net loss                                                                                                  $ (11,980,958)
                                                                                                          ===============

Segment assets (2)                     $   908,414        $  556,863    $    7,527,160     $    662,575   $   9,655,012
                                       ================ ============== ================= ================ ===============

Expenditures for segment assets        $         -        $    7,671    $    2,767,083     $    310,988   $   3,085,742
                                       ================ ============== ================= ================ ===============

1999:
Revenues from outside customers        $    1,229,854     $  979,123    $      254,991     $    230,030   $   2,693,998
Depreciation expense                         (234,550)       (85,291)         (149,259)        (241,659)       (710,759)
Direct expenses (1)                        (2,659,478)    (1,242,652)       (3,007,398)      (2,173,431)     (9,082,959)
                                       ---------------- -------------- ----------------- ---------------- ---------------

Segment gross loss                     $   (1,664,174)    $ (348,820)   $   (2,901,666)    $ (2,185,060)     (7,099,720)
                                       ================ ============== ================= ================
Taxes on income                                                                                                  (6,017)
Financial income, net                                                                                            190,049
                                                                                                          ---------------

Net loss                                                                                                   $ (6,915,688)
                                                                                                          ===============

Segment assets                          $   1,129,771     $  360,553     $   1,516,519      $ 1,158,926    $  4,165,769
                                       ================ ============== ================= ================ ===============

Expenditures for segment assets         $     221,808     $   80,657     $     942,450      $   228,529    $  1,473,444
                                       ================ ============== ================= ================ ===============

(1)         Including sales and marketing, general and administrative expenses.

(2)           Including property and equipment and inventory.
                                      F-32

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------
NOTE 14:-     SEGMENT INFORMATION (CONT.)


c. Summary information about geographic areas:

The following presents total revenues according to end customers location for the years ended December 31, 2001, 2000 and 1999, and long-lived assets as of December 31, 2001, 2000 and 1999:

                           2001                             2000                              1999
               -----------------------------  ---------------------------------  -------------------------------
                  Total         Long-lived         Total          Long-lived         Total         Long-lived
                 revenues         assets         revenues           assets         revenues          assets
               -------------   -------------  ----------------  ---------------  --------------  ---------------
                                                         U.S. dollars
               -------------------------------------------------------------------------------------------------

U.S.A.          $ 2,055,773        $ 99,606       $ 2,664,105        $  62,914     $ 2,282,643         $ 36,038
Germany             602,700               -            51,988                -          71,198                -
England             556,581               -           211,349                -          59,400                -
Other               817,834     $ 6,640,059      (* 1,126,120     (* 6,383,150      (* 280,757     (* 4,129,731
               -------------   -------------  ----------------  ---------------  --------------  ---------------

                $ 4,032,888      $6,739,665       $ 4,053,562      $ 6,446,064     $ 2,693,998      $ 4,165,769
               =============   =============  ================  ===============  ==============  ===============

* Reclassified

d. Revenues from major customers:

                                                  2001                 2000                 1999
                                            -----------------    -----------------    -----------------
                                                                        %
                                            -----------------------------------------------------------
Electric vehicles:
              Customer A                                 12%                    -                    -
              Customer B                                 10%                   6%                  45%

Defense and safety products:
              Customer C                                  7%                   7%                  13%

Consumer batteries
              Customer D                                   -                  36%                    -


NOTE 15:-     SUBSEQUENT EVENTS

On January 18, 2002, the Company issued a total of 441,176 shares of its common stock at a purchase price of $1.70 per share, or a total purchase price of $750,000, to an investor.

On January 24, 2002, the Company issued a total of 1,600,000 shares of its common stock at a purchase price of $1.55 per share, or a total purchase price of $2,480,000, to a group of investors.




                                                  - - - - - - - -

                          SUPPLEMENTARY FINANCIAL DATA

 QUARTERLY FINANCIAL DATA (UNAUDITED) FOR THE TWO YEARS ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------



                                                                       QUARTER ENDED
                                            --------------------------------------------------------------------
                    2001                        MARCH 31         JUNE 30        SEPTEMBER 30     DECEMBER 31
        ------------------------------      --------------------------------------------------------------------

Net revenue................................. $      725,959   $    1,034,218   $    1,214,115   $    1,058,595
Gross loss.................................. $     (235,826)  $   (1,219,621)  $     (818,719)  $     (761,855)
Net loss.................................... $   (3,424,964)  $   (4,590,840)  $   (4,410,556)  $   (4,860,438)
Net loss per share - basic and diluted...... $       (0.16)   $       (0.19)   $       (0.19)   $       (0.18)
Shares used in per share calculation........     21,802,499       23,562,099       23,612,097       26,648,319

                    2000
        ------------------------------
Net revenue................................. $      652,946   $      632,541   $      566,367   $    2,201,708
Gross loss.................................. $   (1,423,902)  $   (1,230,490)  $   (1,211,023)  $     (857,602)
Net loss.................................... $   (2,473,739)  $   (2,860,494)  $   (2,753,504)  $   (3,893,221)
Net loss per share - basic and diluted...... $       (0.14)   $       (0.15)   $       (0.14)   $       (0.19)
Shares used in per share calculation........     17,166,343       18,935,208       20,231,991       20,843,030

