Form 10-K/A
period 2002-12-31
ELECTRIC FUEL CORP
filed 2003-05-08
CIK 916529

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                      ------------------------------------

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.



                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO ______.


     COMMISSION FILE NUMBER:                   0-23336
                                            -------------

                         ELECTRIC FUEL CORPORATION
-----------------------------------------------------------------------------
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

                             (646) 654-2107
-------------------------------------------------------------------------
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

                                PRELIMINARY NOTE

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

                                     PART I

ITEM 1.           BUSINESS

GENERAL

         We are a world leader in primary and refuelable Zinc-Air fuel cell technology, engaging directly and through our subsidiaries in the use of Zinc-Air battery technology for defense and security products and other military applications and for electric vehicles, in car armoring, and in interactive multimedia use-of-force simulators. We have been doing business since February 2003 under the name "Arotech Corporation." We operate in two business units:

         -- we develop, manufacture and market defense and security products, including advanced hi-tech multimedia and interactive digital solutions for training of military, law enforcement and security personnel and sophisticated lightweight materials and advanced engineering processes to armor vehicles; and

         -- we pioneer advancements in Zinc-Air battery technology for defense and security products and other military applications and for electric vehicles.

     BACKGROUND

         We began work in 1990 on the research, development and commercialization of an advanced Zinc-Air battery system for powering electric vehicles, work that continues to this day. Beginning in 1998, we also began to apply our Zinc-Air fuel cell technology to the defense industry, by receiving and performing a series of contracts from the U.S. Army's Communications-Electronics Command (CECOM) to develop and evaluate advanced primary Zinc-Air fuel cell packs. This effort culminated in 2002 in our receipt of a National Stock Number, a Department of Defense catalog number assigned to products authorized for use by the U.S. military, and our subsequent receipt of $2.54 million and $1.6 million delivery orders for our newly designated BA-8180/U military batteries.

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

INTERACTIVE USE-OF-FORCE TRAINING

         We conduct our interactive training activities through our subsidiary IES Interactive Training, Inc. ("IES"), a Delaware corporation based in Littleton, Colorado. IES is a leading provider of interactive, multimedia, fully digital training simulators for law enforcement, homeland security, military and similar applications. With a customer base of over 500 customers in over thirty countries around the world, IES is a leader in the supply of simulation training products to military, law enforcement and corporate client communities. We believe, based on our general knowledge of the size of the interactive use-of-force market, our specific knowledge of the extent of our sales, and discussions we have held with customers at trade shows, etc., that IES provides more than 40% of the worldwide market for government and military judgment training simulators.

     INTRODUCTION

         IES offers consumers the following interactive training products and services:

         -- Range 3000 - providing use of force simulation for military and law enforcement. We believe that the Range 3000 is the most technologically advanced judgmental training simulator in the world.

         -- A2Z Classroom Trainer - a state-of-the-art computer based training (CBT) system that allows students to interact with realistic interactive scenarios projected life-size in the classroom.

         -- Summit Training International - providing relevant, cost-effective professional training services and interactive courseware for law enforcement, corrections and corporate clients.

         -- IES Studio Productions - providing cutting edge multimedia video services for law enforcement, military and security agencies, utilizing the newest equipment to create the training services required by the most demanding authorities.

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

         The Range 3000 simulator allows training with respect to the full "Use of Force" continuum. Training can be done on an individual basis, or as many as four members of a team can participate simultaneously and be scored and recorded individually. Topics of training include (but are not limited to):

         -- Officer's Presence and Demeanor - Picture-on-picture digital recordings of the trainee's actions allows visual review of the trainee's reaction, body language and weapons handling during the course of the scenario, which then can be played back for debriefing of the trainee's actions.

         -- Verbalization - Correct phrases, timing, manner and sequence of an officer's dialogue is integrated within the platform of the system, allowing the situation to escalate or de-escalate through the officer's own words in the context of the scenario and in conjunction with the trainer.

         -- Less-Than-Lethal Training - Training in the use of non-lethal devices such as Taser, OC (pepper spray), batons and other devices can be used with the video training scenarios with appropriate reactions of each.

         -- Soft Hand Tactics - Low level physical controlled tactics with the use of additional equipment such as take-down dummies can be used.

         -- Firearms Training and Basic Marksmanship - Either utilizing laser based training weapons or in conjunction with a live-fire screen, the use of "Live Ammunition" training can be employed on the system.

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

         Key advantages:

         --       Provides   repeatable   training   to  a  standard   based  on
                  established policy

         -- Quick dissemination and reinforcement of correct behavior and policies

         --       Reduces liability

         -- More efficient than "traditional and redundant" role-playing methods

         --       Realistic scenarios instead of outdated "play-acting"

         -- Interactive training of up to 250 students simultaneously with wireless keypads

         --       Easy Self-Authoring of interactive training content

         --       PC-Pentium ensures low cost of ownership

         --       Easy to use Windows XP-based software

         --       Easy to deploy in any classroom

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

         CONFERENCES

         STI has provided conferences throughout the United States, on such topics as:

         --       Recruiting and Retention of Law  Enforcement  and  Corrections
                  Personnel

         --       Ethics and Integrity

         --       Issues of Hate Crimes

         --       Traffic Stops and Use of Force

         --       Community and Corporate Partnerships for Public Safety

         --       Creating a Safe School Environment

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

         IES markets augmentative and alternative law enforcement products through a network of employee representatives and independent resellers. These products include but are not limited to:

         --       Bristlecone Products

         --       Airmunitions Inc.

         --       Taser Inc.

         --       ASP Inc.

         --       H&K Training Centers

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

         In the military market, MDT armors:

         --       troop  and  personnel   carriers  (such  as  vehicles  in  the
                  Mercedes-Benz Vario and Sprinter lines)

         --       front-line   police  and  military   vehicles   (such  as  the
                  Mitsubishi Storm 4x4)

         --       command vehicles (such as the Land Rover Defender 4x4)

         --       specialty vehicles (such as HumVees).

         In the commercial market, MDT armors:

         -- passenger vans and sports utility vehicles (such as the Chevrolet Savana, the General Motors Vandura and the Ford Econoline)

         --       money  and  valuables  carriers  (such  as the  Volkswagen  T4
                  Transporter)

         -- luxury sedans (including a variety of models made by Mercedes, Cadillac, Volvo, Lincoln, etc.)

         --       ambulances (such as those made by Chevrolet).

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

         In April 2003, we announced that we had received an additional $1.6 million order from CECOM for a delivery order of advanced Zinc-Air batteries, with deliveries anticipated to take placed from September through November 2003.

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

     MARKET/APPLICATIONS

         Being an external alternative to the popular lithium based BA-5590/U, the BA-8180 can be used in many applications operated by the 5590. The BA-8180/U can be used for a variety of military applications, including:

         --       Tactical radios
         --       SIGINT systems
         --       Training systems
         --       SATCOM radios
         --       Nightscope power
         --       Guidance systems
         --       Surveillance systems
         --       Sensors

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

         In addition to outstanding performance, Zinc-Air technology boasts two additional features that make it extremely attractive for military and security use:

         -- SAFETY: A Zinc-Air battery is an inherently safe battery, in storage, transportation, use, and disposal. The danger of fire, explosion or personnel exposure to hazardous materials is lower than in any other battery technology.

         -- ENVIRONMENT-FRIENDLINESS: Zinc-Air cells contain no added mercury or other hazardous elements such as lead or cadmium that are often used in batteries, and in fact Zinc-Air batteries can be disposed of with household trash.

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

     THE ELECTRIC FUEL ZINC-AIR ENERGY SYSTEM FOR ELECTRIC VEHICLES

         The Electric Fuel Zinc-Air Energy System consists of:

         -- an in-vehicle, Zinc-Air fuel cell unit consisting of a series of Zinc-Air cells and refuelable zinc-fuel anode cassettes;

         -- a battery exchange unit for fast vehicle turn-around that is equivalent to the time needed to refuel a diesel-based bus refueling;

         --       an  automated   battery   refueling  system  for  mechanically
                  replacing depleted zinc-fuel cassettes with charged cassettes; and

         --       a  regeneration  system  for  electrochemical   recycling  and
                  mechanical repacking of the discharged fuel cassettes.

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

BACKLOG

We generally sell our products under standard purchase orders. Orders constituting our backlog are subject to changes in delivery schedules and are typically cancelable by our customers until a specified time prior to the scheduled delivery date. Accordingly, our backlog is not necessarily an accurate indication of future sales. As of December 31, 2001 and 2002, our backlog for the following year was approximately $1.0 million and $7.2 million, respectively, divided among our product lines as follows:

              PRODUCT LINE                    2001            2002
              ------------                    ----            ----
Electric vehicle......................... $      381,000 $     420,000
Water-activated batteries................              -       300,000
Security and defense batteries...........        300,000     2,700,000
Car armoring.............................              -     1,040,000
Interactive use-of-force training........              -     2,690,000
Other....................................              -             -
                                                       -             -
     TOTAL:.............................. $      681,000 $   7,150,000
                                          ============== =============

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

RECENT SALES OF UNREGISTERED SECURITIES

         In December 2002, we issued and sold to three  institutional  investors
(i) an aggregate $3,500,000 principal amount of 9% Secured Convertible Debentures due June 30, 2005; and (ii) Warrants to purchase an aggregate of 3,500,100 shares of our common stock. In April 2003, we repriced the conversion price of the debentures and the exercise price of the warrants in lieu of the payment of liquidated damages for failing to register the shares of common stock underlying the debentures and the warrants by March 31, 2003. As a result of the repricing, the debentures are convertible at the option of the holders into an aggregate of 5,468,750 shares of our common stock at a conversion price of $0.64 per share, and the warrants are exercisable at an exercise price of $0.64 per share and may be exercised at any time prior to December 31, 2007. If we default under the provisions of the debentures, including (but not limited to) the default of an interest payment, failure to have an effective registration statement covering the resale of common shares upon conversion declared effective by January 1, 2004, and failure to remain listed on the Nasdaq (National Market or SmallCap), the principal amount of the Debenture may at the option of the holders thereof become immediately due and payable.

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

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for bad debts, and impairment of intangible assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results may differ from these estimates.

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

     CECOM ORDERS

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

GENERAL

         During 2002, we acquired two new subsidiaries, IES and MDT, we closed our money-losing consumer battery operations, and we reorganized into two divisions: Defense and Security Products and Electric Fuel Batteries. We have previously been organized into Instant Power, Electric Vehicles, and Defense and Security Products. Additionally, we focused on increasing our activities in the defense and security sectors, following the expansion of our battery development and procurement contracts with the US Army's Communications Electronics Command (CECOM) and other defense-related agencies, while searching for new opportunities to market our core Zinc-Air technology for commercial applications and to OEMs. With an expanded focus on defense and homeland security technology and business opportunities, we launched new Zinc-Air battery products designed to meet the requirements of this market. We also concentrated intensive efforts on various cost-cutting strategies, including downsizing staff in areas showing lower productivity and mandating participation among salaried employees in our options-for-salary plan, whereby employees permanently waived a portion of their salaries (generally between 15% and 25%) in exchange for options to purchase shares of our common stock at a ratio of options to purchase 2.5 shares of our stock for each dollar in salary waived. These options are issued at a market value exercise price, so that they are not recorded as an expense on our financials. This program ended at the end of 2002. See "Item 11. Executive Compensation - Cash and Other Compensation - Options-for-Salary Program," below.

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

         In 2002, revenues were $4.7 million for the Defense and Security Products Division (compared to $0 in 2001), due to the inclusion of IES and MDT in our 2002 results, and $1.7 million for the Electric Fuel Batteries Division (compared to $2.1 million in the comparable period in 2001, a decrease of $411,000, or 20%), due primarily to $471,000 in revenues from a German consortium project relating to our electric vehicle that were included in 2001 but that did not exist in 2002. Of the $4.7 million increase in Defense and Security Products revenues, $2.0 million was attributable to the inclusion of IES in our results in 2002 and $2.7 million was attributable to the inclusion of MDT in our results in 2002.

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

         Direct expenses for our two divisions during 2002 were $4.4 million for the Defense and Security Products Division (compared to $0 in 2001), due to the inclusion of IES and MDT in our 2002 results, and $3.1 million for the Electric Fuel Batteries Division (compared to $2.3 million in the comparable period in 2001, an increase of $767,000, or 33%), due primarily to the following factors:

         -- We began to ramp up production at our CECOM facility in Alabama in anticipation of the CECOM order that we received in December 2002; and

         -- We wrote off certain disqualified CECOM inventory in the amount of $116,000.

         Of the $4.4 million increase in Defense and Security Products direct expenses, $2.1 million was attributable to the inclusion of IES in our results in 2002 and $2.3 million was attributable to the inclusion of MDT in our results in 2002.

         Gross profit was $2.0 million during 2002, compared to $101,000 during 2001, an increase of $1.9 million. This increase was the direct result of all factors presented above, most notably the inclusion of IES and MDT in our 2002 results. In 2002, IES contributed $1.3 million to our gross profit, and MDT contributed $1.1 million, which was offset by a gross loss of $360,000 in our other divisions.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for 2002 were $686,000, compared to $456,000 in 2001, an increase of $230,000, or 50%. This increase was primarily the result of the inclusion of IES, which accounted for $130,000 of the increase, in our 2002 results.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses for 2002 were $1.3 million, compared to $106,000 in 2001, an increase of $1.2 million, or 1,136%. This increase was primarily attributable to the following factors:

         -- We had sales and marketing expenses in 2002 related to IES of $572,000, which we did not have in 2001;

         -- We had sales and marketing expenses in 2002 related to MDT of $63,000, which we did not have in 2001; and

         -- We incurred expenses for consultants, primarily lobbyists, in the amount of $128,000 in connection with our Electric Vehicle program and $441,000 in connection with our CECOM battery program with the U.S. Army.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for 2002 were $4.0 million compared to $3.8 million in 2001, an increase of $196,000, or 5%. This increase was primarily attributable to the inclusion of IES and MDT in our results beginning with the third quarter, which increased general and administrative expenses by approximately $839,000. This increase was offset by decrease in general and expenses of $643,000, resulting from:

         -- the dismissal of our litigation with Electrofuel Inc., which resulted in a decrease in litigation-related legal expenses; and

         -- the settlement of our dispute with a former employee on terms that resulted in a savings to us over the amount that we had set aside on our books.

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

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets totaled $649,000 in 2002, compared to $0 in 2001, due to the inclusion of IES and MDT in our 2002 results. Of this $649,000 increase, $551,000 was attributable to the inclusion of IES in our results in 2002 and $98,000 was attributable to the inclusion of MDT in our results in 2002.

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

         NET LOSS. Due to the factors cited above, we reported a net loss of $18.5 million in 2002, compared to a net loss of $17.3 million in 2001, an increase of $1.2 million, or 7%.

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

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for 2001 were $3.8 million compared to $3.3 million in 2000, an increase of $521,000, or 16%. This increase in expenses was the result of the following factors (in descending order of importance):

         -- Increases in management salaries and in accruals related to our senior employees, accounting for approximately $150,000 of the increase in general and administrative expenses;

         -- Non-cash write-down of notes receivable from certain stockholders reflecting a diminution in the market value of securities collateralizing such notes, accounting for approximately $100,000 of the increase in general and administrative expenses; and

         -- An increase in expenses related to travel, consultants, and directors and officers liability insurance, accounting for approximately $200,000 of the increase in general and administrative expenses.

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

         NET LOSS FROM DISCONTINUED OPERATIONS. Net loss from discontinued operations was $13.3 million in 2001, compared to $8.6 million in 2000, an increase of $4.7 million, or 55%. This increase was primary the result of the following factors (in descending order of importance):

         -- Our sales and marketing expenses increased in 2001 compared to 2000, primarily because of increased sales and marketing expenses in the United States and the United Kingdom, accounting for an increase in sales and marketing of approximately $2.1 million;

         -- Our revenues derived from discontinued operations were lower by an amount of $620,000, primarily because a single large order that we received from one customer (Wal-Mart) during 2000 was not repeated in 2001, thereby resulting in fewer products sold. An additional factor in the decrease in revenues was our reduction in the price at which we sold our products during 2001, which resulted in lower revenues from the products we did sell;

         -- Products that we had sold that were still subject to possible return continued to be carried as inventory. Once it was clear that these products would not be returned, we decreased the inventory, resulting in an increase in cost of revenues of approximately $615,000;

         -- We took an inventory write-off as a result of a decision to discontinue production and sale of most disposable battery products in response to low consumer demand for those products, accounting for an increase in cost of revenues of approximately $440,000;

         -- When we lowered the retail prices of our products, we recognized losses on those of our products that we carried in inventory due to the principle of presenting inventory at the lower of cost or market value, accounting for an increase in cost of revenues of approximately $400,000;

         -- We increased our accruals for doubtful debts because a greater portion of our accounts receivable was aged over six months, accounting for approximately $300,000 of the increase in general and administrative expenses;

         -- We concentrated on production of chargers, which were more popular than disposable batteries but which have higher production costs and hence a higher gross loss than do the disposable batteries that we emphasized in 2000, accounting for an increase in cost of revenues of approximately $300,000; and

         -- Some of our equipment began to be depreciable beginning in the second half of 2001, which resulted in an increase in our cost of revenues during 2001 of the amount of the depreciation, which was approximately $200,000.

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

         Approximately 22.9% of the stock of our Israeli-based subsidiary EFL is deemed to be beneficially owned (indirectly through their ownership of our stock by application of certain attribution rules) by four United States citizens:
Leon S. Gross, Austin W. Marxe and David M. Greenhouse, and Robert S. Ehrlich. (Information with respect to the stockholdings of Messrs. Marxe and Greenhouse is based on a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2002, as amended on February 13, 2003.) If at any time in the future, more than 50% of either (i) the voting power of our stock, or (ii) the total value of our stock, is held or deemed to be held by five or fewer individuals (including, if applicable, those individuals who currently own an aggregate of 22.9% of our stock) who are United States citizens or residents, EFL would satisfy the foreign personal holding company stock ownership test under the Internal Revenue Code and we could be subject to additional U.S. taxes on any undistributed foreign personal holding company income of EFL. For 2002, EFL had no income which would qualify as undistributed foreign personal holding company income. However, no assurance can be given that in the future EFL will not have income that qualifies as undistributed foreign personal holding company income.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                                                                                                      PAGE
                          CONSOLIDATED FINANCIAL STATEMENTS
                 Report of Independent Auditors..................................................    F-2
                 Consolidated Balance Sheets.....................................................    F-3
                 Consolidated Statements of Operations...........................................    F-5
                 Statements of Changes in Shareholders' Equity...................................    F-6
                 Consolidated Statements of Cash Flows...........................................    F-9
                 Notes to Consolidated Financial Statements......................................    F-12
                          SUPPLEMENTARY FINANCIAL DATA
                 Quarterly Financial Data (unaudited) for the two years ended December 31, 2002..    F-47


ITEM 11.          EXECUTIVE COMPENSATION

CASH AND OTHER COMPENSATION

     GENERAL

         Our Chief Executive Officer and the other highest paid executive officer (of which there was one) who were compensated at a rate of more than $100,000 in salary and bonuses during the year ended December 31, 2002 (collectively, the "Named Executive Officers") are Israeli residents, and thus certain elements of the compensation that we pay them is structured as is customary in Israel.

         During 2002, 2001 and 2000, compensation to our Named Executive Officers took several forms:

         --       cash salary;

         -- bonus, some of which was paid in cash in the year in which it was earned and some of which was accrued in the year in which it was earned but paid in cash in a subsequent year;

         -- cash reimbursement for taxes paid by the Named Executive Officer and reimbursed by us in accordance with Israeli tax regulations;

         -- accruals (but not cash payments) in respect of contractual termination compensation in excess of the Israeli statutory minimum;

         -- accruals (but not cash payments) in respect of pension plans, which consist of a savings plan, life insurance and statutory severance pay benefits, and a continuing education fund (as is customary in Israel);

         --       stock  options,  including  options  issued in exchange  for a
                  waiver  of  salary  under  the  "options-for-salary"   program
                  discussed in more detail below; and

         -- other benefits, primarily consisting of annual statutory holiday pay.

         The specific amounts of each form of compensation paid to each Named Executive Officer appear in the summary compensation table and the notes thereto appearing under "Summary Compensation Table," below.

     TERMINATION COMPENSATION OF AND SETTLEMENT WITH YEHUDA HARATS

         In October 2002, we announced that Yehuda Harats, our president and CEO and a member of our Board, had decided to resign from his positions with us and our subsidiaries in order to pursue other interests. In December 2002, we came to an agreement with Mr. Harats whereby we agreed to pay him $551,499 through the end of 2005 in satisfaction of all our contractual and legal severance and other obligations to him. See "Item 13. Certain Relationships and Related Transactions - Termination Compensation of and Settlement with Yehuda Harats," below.

         Prior to Mr. Harats's resignation, we had accrued a sum of $1,212,939 in respect of these obligations on our books, consisting of contractual severance, statutory severance, contractually guaranteed bonus, and various benefits, including unused vacation, unused sick days, and continuing benefits over the three years after termination. Since we settled with Mr. Harats for a sum of $551,499 rather than the $1,212,939 that we had accrued on our books, this settlement effectively resulted in a gain for us in the fourth quarter of 2002 of $661,440, which is the difference between the amount that we had accrued on our books in respect of these obligations and the amount that we ultimately agreed to pay.

         We continue to carry on our books a total of $1,076,740 in loans from us to Mr. Harats on which he remains liable; however, we do not carry these loans at full value because recourse under the loans is only to certain shares that we hold, the fair market value of which is now less than the principal amount of the loans. See "Item 13. Certain Relationships and Related Transactions - Officer Loans," below.

     SUMMARY COMPENSATION TABLE

         The following table, which should be read in conjunction with the explanations provided above, shows the compensation that we paid (or accrued), in connection with services rendered for 2002, 2001 and 2000, to our Named Executive Officers.


                                            SUMMARY COMPENSATION TABLE(1)

                                                                      LONG TERM                ALL OTHER
                                         ANNUAL COMPENSATION         COMPENSATION             COMPENSATION
                                   -------------------------------- ------------- -----------------------------------------
                                                                                        CHANGES IN
                                                                                      ACCRUALS FOR
                                                                                        SICK DAYS,    PAYMENT TO
                                                                        SECURITIES   VACATION DAYS,  PENSION AND
                                                               TAX      UNDERLYING  AND TERMINATION   EDUCATION
NAME AND PRINCIPAL POSITION YEAR    SALARY      BONUS    REIMBURSEMENT   OPTIONS     COMPENSATION       FUNDS      OTHERS
--------------------------------    ------      -----    -------------   -------     ------------       -----      ------
Yehuda Harats*               2002   $256,462 $  32,380(2)$   14,687   112,500(3)  $  (661,440)(4)   $  22,735   $      654
President, Chief
  Executive Officer and
  director
                             2001   $248,681 $  99,750   $   19,145   616,000(5)  $   375,375(6)    $  62,617   $  142,919(7)
                             2000   $245,560 $  82,380   $    8,083   400,000     $   128,138(8)    $  41,807   $      859

Robert S. Ehrlich            2002  $ 202,962 $  99,750(2)$   15,232   262,500(9)  $   170,691(10)   $  22,256   $      654
Chairman of the Board,
  President, Chief
  Executive Officer and
  director**
                             2001  $ 211,644 $  84,000   $   17,201   521,000(11) $   229,800(12)   $  52,841   $   87,113(13)
                             2000  $ 245,574 $  82,380   $    7,146   400,000     $   177,658(14)   $  41,806   $      859

-------------------------------------

  * Mr. Harats's employment with us terminated on October 23, 2002.
 ** Until October 23, 2002,  Mr. Ehrlich served as our Chairman of the Board and
    Chief  Financial  Officer.

 (1) We paid the amounts reported for each named executive officer in U.S. dollars and/or New Israeli Shekels(NIS). We have translated amounts paid in NIS into U.S. dollars at the exchange rate of NIS into U.S. dollars at the time of payment or accrual.

 (2) We paid each of Messrs. Ehrlich and Harats $32,380 during 2002 on account of the 2002 bonuses to which they were entitled according to their contracts. Additionally, we accrued $67,370 for Mr. Ehrlich in satisfaction of the remainder of the bonus to which he was entitled according to his contract. The remainder of the additional bonus to which Mr. Harats was entitled according to the terms of his contract was included in the sums that we are obligated to pay Mr. Harats under the terms of our severance agreement with him, which sums are detailed in "Termination Compensation of and Settlement with Yehuda Harats," above. During 2002, we also paid $99,750 to Mr. Harats in full payment of his 2001 bonus and $84,000 to Mr. Ehrlich in full payment of his 2001 bonus.

 (3) Of this amount, 112,500 options were in exchange for a total of $45,000 in salary waived by Mr. Harats pursuant to the options-for-salary program instituted by us beginning in May 2001. See "Options-for-Salary Program," below.

 (4) This represents the savings to us at year end of the amounts that we had accrued on our financials in connection with these obligations over the amount that we ultimately agree to pay in the context of our settlement with Mr. Harats. See "Termination Compensation of and Settlement with Yehuda Harats," above.

 (5) Of this amount, 100,000 options were in exchange for a total of $40,000 in salary waived by Mr. Harats during 2001 pursuant to the options-for-salary program instituted by us beginning in May 2001. See "Options-for-Salary Program," below.

 (6) Of this amount, $263,994 represents our accrual for severance pay that would be payable to Mr. Harats upon a "change of control" or upon the occurrence of certain other events; $67,074 represents our accrual for sick leave and vacation redeemable by Mr. Harats; and $44,307 represents the increase of the accrual for severance pay that would be payable to Mr. Harats under the laws of the State of Israel if we were to terminate his employment.

 (7) Of this amount, $142,240 represents benefit imputed to Mr. Harats upon the purchase by us of certain of his shares for treasury, and $679 represents other benefits that we paid to Mr. Harats in 2001. See "Item 13. Certain Relationships and Related Transactions - Officer Loans," below.

 (8) Of this amount, $2,911 represents our accrual for severance pay that would be payable to Mr. Harats upon a "change of control" or upon the occurrence of certain other events; $70,500 represents our accrual for sick leave and vacation redeemable by Mr. Harats; and $54,727 represents the increase of the accrual for severance pay that would be payable to Mr. Harats under the laws of the State of Israel if we were to terminate his employment.

 (9) Of this amount, 262,500 options were in exchange for a total of $105,000 in salary waived by Mr. Ehrlich during 2002 pursuant to the options-for-salary program instituted by us beginning in May 2001. See "Options-for-Salary Program," below.

 (10)Of this amount, $109,935 represents our accrual for severance pay that would be payable to Mr. Ehrlich upon a "change of control" or upon the occurrence of certain other events; $17,571 represents the increase of the accrual for sick leave and vacation redeemable by Mr. Ehrlich; and $43,725 represents the increase of our accrual for severance pay that would be payable to Mr. Ehrlich under the laws of the State of Israel if we were to terminate his employment.

 (11)Of this amount, 80,000 options were in exchange for a total of $32,000 in salary waived by Mr. Ehrlich during 2001 pursuant to the options-for-salary program instituted by us beginning in May 2001. See "Options-for-Salary Program," below.

 (12)Of this amount, $172,360 represents our accrual for severance pay that would be payable to Mr. Ehrlich upon a "change of control" or upon the occurrence of certain other events; $50,548 represents the increase of the accrual for sick leave and vacation redeemable by Mr. Ehrlich; and $6,892 represents the increase of our accrual for severance pay that would be payable to Mr. Ehrlich under the laws of the State of Israel if we were to terminate his employment.

 (13)Of this amount, $86,434 represents benefit imputed to Mr. Ehrlich upon the purchase by us of certain of his shares for treasury, and $679 represents other benefits that we paid to Mr. Ehrlich in 2001. See "Item 13. Certain Relationships and Related Transactions - Officer Loans," below.

 (14)Of this amount, $59,363 represents our accrual for severance pay that would be payable to Mr. Ehrlich upon a "change of control" or upon the occurrence of certain other events; $58,353 represents the increase of the accrual for sick leave and vacation redeemable by Mr. Ehrlich; and $59,942 represents the increase of our accrual for severance pay that would be payable to Mr. Ehrlich under the laws of the State of Israel if we were to terminate his employment.

     EXECUTIVE LOANS

         During 1999 and 2000, we extended certain loans to our Named Executive Officers. These loans are summarized in the following table, and are further described under "Item 13. Certain Relationships and Related Transactions - Officer Loans," below.

                                           ORIGINAL        AMOUNT
                                           PRINCIPAL    OUTSTANDING
    NAME OF BORROWER      DATE OF LOAN  AMOUNT OF LOAN AS OF 12/31/02                TERMS OF LOAN
    ----------------      ------------  -------------- --------------                -------------
Yehuda Harats...........   12/28/99     $    167,975    $    201,570  Ten-year non-recourse loan to purchase our
                                                                        stock, secured by the shares of stock
                                                                        purchased.
Yehuda Harats...........   02/09/00     $    789,991    $    875,170  Twenty-five-year non-recourse loan to
                                                                        purchase our stock, secured by the
                                                                        shares of stock purchased.
Robert S. Ehrlich.......   12/28/99     $    167,975    $    201,570  Ten-year non-recourse loan to purchase our
                                                                        stock, secured by the shares of stock
                                                                        purchased.
Robert S. Ehrlich.......   02/09/00     $    789,991    $    623,579  Twenty-five-year non-recourse loan to
                                                                        purchase our stock, secured by the
                                                                        shares of stock purchased.

     OPTIONS-FOR-SALARY PROGRAM

         Between May 2001 and December 2002, we conducted an options-for-salary program designed to conserve our cash and to offer incentives to employees to remain with us despite lower cash compensation. Under this program, most of our salaried employees permanently waived a portion of their salaries in exchange for options to purchase shares of our common stock, at a ratio of options to purchase 2.5 shares of our stock for each dollar in salary waived. Social benefits (such as pension) and contractual bonuses for such employees continued to be calculated based on their salaries prior to reduction. The options-for-salary program was ended on December 31, 2002.

         During 2001, options were accrued quarterly in advance, but since no employees requested the grant of their options during the third quarter, all grants were deferred to the beginning of the fourth quarter, during the month of October. During 2002, options were accrued quarterly in advance for the Named Executive Officers, and annually in advance for other employees.

         During 2001, in exchange for waiver of $79,739 in salary, our employees other than the Named Executive Officers received a total of 199,347 options, which options were granted based on the lowest closing price of our common stock during the month of October 2001 ($1.30). Named Executive Officers, in exchange for waiver of $72,000 in salary, received a total of 180,000 options during 2001, which options were granted based on the lowest closing prices of our common stock during the month of October 2001 ($1.30), as set forth in the table below.

         During 2002, in exchange for waiver of $339,200 in salary, our employees other than the Named Executive Officers received a total of 848,000 options, which options were granted based on the lowest closing price of our common stock during the month of December 2002 ($0.61). Named Executive Officers, in exchange for waiver of $150,000 in salary, received a total of 375,000 options during 2002, which options were granted based on the lowest closing prices of our common stock during each quarter of 2002, as set forth in the table below.

         Options for employees who were ceased to be employed by us during the course of the year were priced at the lowest closing price of our common stock through the date of termination.

         Following is a table setting forth the number of options that we issued to each of our Named Executive Officers under the options-for-salary program during each fiscal quarter in which the program was in effect, and the range of trading prices for our common stock during each such fiscal quarter:


                                                                                             LOW TRADING                   CLOSING
                            FISCAL      AMOUNT OF      NUMBER OF    NUMBER OF      AVERAGE      PRICE     HIGH TRADING      PRICE
                           QUARTER        SALARY        OPTIONS      OPTIONS      EXERCISE      DURING    PRICE DURING   ON LAST DAY
NAMED EXECUTIVE OFFICER     ENDED         WAIVED        ACCRUED       ISSUED        PRICE      QUARTER       QUARTER     OF QUARTER
------------------------ ---------------------------- -------------------------- --------------------------------------------------
Yehuda Harats..........    06/30/01     $   10,000        25,000            0           -       $2.18         $4.20         $2.54
                           09/30/01     $   15,000        37,500            0           -       $1.10         $3.05         $1.48
                           12/31/01     $   15,000        37,500      100,000       $1.30       $1.30         $2.48         $1.66
                           03/31/02     $   15,000        37,500       37,500       $1.42       $1.35         $2.41         $1.55
                           06/30/02     $   15,000        37,500       37,500       $0.73       $0.73         $1.79         $0.91
                           09/30/02     $   15,000        37,500       37,500       $0.85       $0.79         $1.70         $1.05

Robert S. Ehrlich......    06/30/01     $    8,000        20,000            0           -       $2.18         $4.20         $2.54
                           09/30/01     $   12,000        30,000            0           -       $1.10         $3.05         $1.48
                           12/31/01     $   12,000        30,000       80,000       $1.30       $1.30         $2.48         $1.66
                           03/31/02     $   26,250        65,625       65,625       $1.42       $1.35         $2.41         $1.55
                           06/30/02     $   26,250        65,625       65,625       $0.73       $0.73         $1.79         $0.91
                           09/30/02     $   26,250        65,625       65,625       $0.85       $0.79         $1.70         $1.05
                           12/31/02     $   26,250        65,625       65,625       $0.61       $0.61         $1.17         $0.64

STOCK OPTIONS

         The table below sets forth information with respect to stock options granted to the Named Executive Officers for the fiscal year 2002, all of which were granted under the options-for-salary program described above.

                        OPTION GRANTS IN LAST FISCAL YEAR



                             INDIVIDUAL GRANTS
                         ----------------------------
                                        % OF TOTAL                                     POTENTIAL REALIZABLE VALUE
                          NUMBER OF        OPTIONS                                      OF ASSUMED ANNUAL RATES
                          SECURITIES      GRANTED TO      EXERCISE                     OF STOCK PRICE APPRECIATION
                          UNDERLYING     EMPLOYEES         OR BASE                        FOR OPTION TERM(1)
                          OPTIONS        IN FISCAL         PRICE        EXPIRATION    ------------------------------
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

          AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES



                                                         NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                        UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS
                        SHARES                         OPTIONS AT FISCAL YEAR END          AT FISCAL-YEAR-END(1)
                      CQUIRED ON         VALUE        ------------------------------ ----------------------------------
        NAME         A EXERCISE        REALIZED        EXERCISABLE   UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
 --------------------------------- ------------------ -------------- --------------- ---------------- -----------------
Yehuda Harats........    50,000     $     10,500.00      1,076,501       116,666      $          0     $          0
Robert S. Ehrlich....    50,000     $     10,500.00        868,401        91,666      $      1,969     $          0

-----------------------------------

(1) Options that are "in-the-money" are options for which the fair market value of the underlying securities on December 31, 2002 exceeds the exercise or base price of the option.

EMPLOYMENT CONTRACTS

         In October 2002, we announced that Yehuda Harats, the president and CEO and a member of our Board, had decided to resign from his positions with Electric Fuel and its subsidiaries in order to pursue other interests. The Board of Directors selected Robert S. Ehrlich, Chairman of the Board, to be the new President and CEO. In connection with the resignation of Mr. Harats, we are required to pay him certain amounts due to him by law and under the terms of his employment agreement. In December 2002, we came to an agreement with Mr. Harats whereby we agreed to pay him $729,500 through the end of 2005 in satisfaction of all our contractual and legal severance and other obligations to him, which sum was approximately one-half of the amount we had accrued on our financial statements in connection with such obligations. Our debt to Mr. Harats is secured by certain of our assets in Israel. See "Item 11. Executive Compensation
- Cash and Other Compensation - Termination Compensation of and Settlement with Yehuda Harats," above.

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

         Under the laws of Israel, an employee of ours who has been dismissed from service, died in service, retired from service upon attaining retirement age, or left due to poor health, maternity or certain other reasons, is entitled to severance pay at the rate of one month's salary for each year of service. We currently fund this obligation by making monthly payments to approved private provident funds and by its accrual for severance pay in the consolidated financial statements. See Note 2.r of the Notes to the Consolidated Financial Statements.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the security ownership, as of March 31, 2003, of those persons owning of record or known by us to own beneficially more than 5% of our common stock and of each of our Named Executive Officers and directors, and the shares of common stock held by all of our directors and executive officers as a group.

                                                                                           PERCENTAGE OF TOTAL
        NAME AND ADDRESS OF BENEFICIAL OWNER(1)           SHARES BENEFICIALLY OWNED(2)(3) SHARES OUTSTANDING(3)
        ---------------------------------------           ------------------------------- ---------------------
Leon S. Gross...........................................          4,036,036(4)(11)               11.6%
Austin W. Marxe and David M. Greenhouse(5)..............          2,843,597(5)                    8.0%
IES Electronics, Inc. ..................................          2,188,971(6)                    6.2%
Robert S. Ehrlich.......................................          1,556,567(7)(12)                4.3%
Steven Esses............................................                  0                         *
Avihai Shen.............................................             92,381(8)                      *
Dr. Jay M. Eastman......................................             65,001(9)                      *
Jack E. Rosenfeld.......................................             67,001(10)                     *
Lawrence M. Miller......................................            525,080(11)                   1.5%
All of our directors and executive officers as a group
(7 persons**)...........................................          6,490,736(13)                  17.9%

  ------------------------------------

    *Less than one percent.
  ** Including Mr. Gross, who resigned as a director on March 17, 2003. Also includes 601,835 shares held of record by or on behalf of Yehuda Harats as of March 31, 2003 that are subject to the Voting Rights Agreement described in footnote 12, below.

  (1)Unless otherwise noted, the address of each beneficial owner is in care of Arotech Corporation, 632 Broadway, New York, New York 10012.

  (2)Unless otherwise indicated in these footnotes, each of the persons or entities named in the table has sole voting and sole investment power with respect to all shares shown as beneficially owned by that person, subject to applicable community property laws.

  (3)For purposes of determining beneficial ownership of our common stock, owners of options exercisable within sixty days are considered to be the beneficial owners of the shares of common stock for which such securities are exercisable. The percentage ownership of the outstanding common stock reported herein is based on the assumption (expressly required by the applicable rules of the Securities and Exchange Commission) that only the person whose ownership is being reported has converted his options into shares of common stock.

  (4)Includes 453,165 shares held by Leon S. Gross and Lawrence M. Miller as co-trustees of the Rose Gross Charitable Foundation, and 35,001 shares issuable upon exercise of options exercisable within 60 days.

  (5)Consists of 2,055,718 shares and 787,879 warrants. Of these amounts, 916,027 shares and 315,151 warrants are owned by Special Situations Fund III, L.P., a Delaware limited partnership ("Special Fund III"), 437,273 shares and 218,182 warrants are owned by Special Situations Private Equity Fund, L.P., a Delaware limited partnership ("SSPE"), 331,336 shares and 109,091 warrants are owned by Special Situations Cayman Fund, L.P., a Cayman Islands limited partnership ("Special Cayman Fund"), and 371,082 shares and 145,455 warrants are owned by Special Situations Technology Fund, L.P., a Delaware limited partnership ("SST"). Austin W. Marxe and David M. Greenhouse are the principal owners of MGP Advisers Limited Partnership, a Delaware limited partnership ("MGP"), MG Advisers, L.L.C., a New York limited liability company ("MG"), AWM Investment Company, Inc., a Delaware corporation ("AWM"), and SST Advisers, L.L.C., a Delaware limited liability company ("SSTA"). MGP is the general partner of Special Fund III. AWM is the general partner of MGP and the general partner of and investment adviser to the Cayman Fund. MG is the general partner of and investment adviser to SSPE. SSTA is the general partner of and investment adviser to SST. Messrs. Marxe and Greenhouse share voting and investment power over the shares held by all of Special Fund III, SSPE, Special Cayman Fund and SST and are principally responsible for the selection, acquisition and disposition of the portfolio securities by the investment advisers on behalf of their funds. The address of Messrs. Marxe and Greenhouse is 153 East 53rd Street, New York, New York 10022. All information in this footnote and in the text to which this footnote relates is based on a
     Schedule 13G filed with the Securities and Exchange Commission on February 11, 2002, as amended on February 13, 2003.

  (6)Includes 563,971 shares issuable upon conversion of a convertible note. IES Technologies Inc. is a wholly-owned Delaware subsidiary of IES Technologies, Ltd., which is a wholly-owned Israeli subsidiary of IES Electronics Industries, Ltd., which is a publicly-traded Israeli corporation. The address of all of the above entities is 32 Ben-Gurion Street, Ramat-Gan 52573, Israel. All information in this footnote and in the text to which this footnote relates is based on a Schedule 13D filed with the Securities and Exchange Commission on August 12, 2002, as amended on October 28, 2002 and January 9, 2003.

  (7)Includes 52,568 shares held by an affiliated corporation, 242,313 shares held in Mr. Ehrlich's pension plan, 22,000 shares held by children sharing the same household, and 868,401 shares issuable upon exercise of options exercisable within 60 days.

  (8)Includes 81,881 shares issuable upon exercise of options exercisable within 60 days.

  (9)Consists of 65,001 shares issuable upon exercise of options exercisable within 60 days.

 (10)Includes 65,001 shares issuable upon exercise of options exercisable within 60 days.

 (11)Includes 453,165 shares held by Leon S. Gross and Lawrence M. Miller as co-trustees of the Rose Gross Charitable Foundation, and 60,001 shares issuable upon exercise of options exercisable within 60 days.

 (12)Messrs. Gross, Ehrlich and Harats are parties to a Voting Rights Agreement pursuant to which each of the parties agrees to vote the shares of our common stock held by that person in favor of the election of Messrs. Ehrlich, Harats and Miller until the earlier of December 28, 2004 or our fifth annual meeting of stockholders after December 28, 1999. Mr. Harats resigned as a director in 2002; however, we believe that Mr. Harats must continue to comply with the terms of this agreement. As of March 31, 2002, 5,291,036 shares of our common stock were subject to this Voting Rights Agreement (including 601,835 shares held of record by or on behalf of Yehuda Harats as of March 31, 2003).

 (13)Includes 1,163,286 shares issuable upon exercise of options exercisable within 60 days.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth certain information, as of February 28, 2003, with respect to our 1991, 1993, 1995 and 1998 stock option plans, as well as any other stock options and warrants previously issued by us (including individual compensation arrangements) as compensation for goods and services:

                      EQUITY COMPENSATION PLAN INFORMATION
                                                                                       NUMBER OF SECURITIES
                                                                                       REMAINING AVAILABLE
                                                                                       FOR FUTURE ISSUANCE
                              NUMBER OF SECURITIES                                         UNDER EQUITY
                                TO BE ISSUED UPON            WEIGHTED-AVERAGE           COMPENSATION PLANS
                                   EXERCISE OF              EXERCISE PRICE OF         (EXCLUDING SECURITIES
                              OUTSTANDING OPTIONS,         OUTSTANDING OPTIONS,        REFLECTED IN COLUMN
                               WARRANTS AND RIGHTS         WARRANTS AND RIGHTS                 (A))

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

    -------------------------------------

    (1)In October 1998, the Board of Directors adopted the 1998 Non-Executive Stock Option and Restricted Stock Purchase Plan, which under Delaware law did not require shareholder approval since directors and executive officers were ineligible to participate in it. Participation in the 1998 Plan is limited to those of our employees and consultants who are neither executive officers nor otherwise subject to Section 16 of the Securities Exchange Act of 1934, as amended, or Section 162(m) of the Internal Revenue Code of 1986, as amended. The 1998 Plan is administered by the Compensation Committee of our Board of Directors, which determined the conditions of grant. Options issued under the 1998 Plan generally expire no more than ten years from the date of grant, and incentive options issued under the 1998 Plan may be granted only at exercise prices equal to the fair market value of our common stock on the date the option is granted. A total of 4,750,000 shares of our common stock were originally subject to the 1998 Plan, of which 1,936,720 options are outstanding, 742,820 options have been exercised, and 2,070,460 remain available for grant..

    (2)For a description of the material features of grants of options and warrants other than options granted under our employee stock option plans, please see Notes 12.g.2, 12.g.3, 12.g.4, and 12.h.2 of the Notes to the Consolidated Financial Statements

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

VOTING AND REGISTRATION RIGHTS AGREEMENTS

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

         Pursuant to a voting rights agreement dated September 30, 1996 and as amended December 10, 1997 and December 28, 1999, between Mr. Gross, Robert S. Ehrlich, Yehuda Harats and us, Lawrence M. Miller, Mr. Gross's advisor, is entitled to be nominated to serve on our board of directors so long as Mr. Gross, his heirs or assigns retain at least 1,375,000 shares of common stock. In addition, under the voting rights agreement, Mr. Gross and Messrs. Ehrlich and Harats agreed to vote and take all necessary action so that Messrs. Ehrlich, Harats and Miller shall serve as members of the board of directors until the earlier of December 28, 2004 or our fifth annual meeting of stockholders after December 28, 1999. Mr. Harats resigned as a director in 2002; however, we believe that Mr. Harats must continue to comply with the terms of this agreement. As of March 31, 2002, 5,291,036 shares of our common stock were subject to this Voting Rights Agreement (including 601,835 shares held of record by or on behalf of Yehuda Harats as of March 31, 2003).

OFFICER LOANS

         On December 3, 1999, Messrs. Ehrlich and Harats each purchased 125,000 shares of our common stock out of our treasury at the closing price of the common stock on December 2, 1999. Payment was rendered by Messrs. Ehrlich and Harats in the form of non-recourse promissory notes due in 2009 in the amount of $167,975 each, secured by the shares of common stock purchased and other shares of common stock previously held by them. As of December 31, 2002, the aggregate amount outstanding pursuant to these promissory notes for each of Messrs. Ehrlich and Harats was $201,570 and $201,570, respectively.

         On February 9, 2000, Messrs. Ehrlich and Harats each exercised 131,665 stock options. Messrs. Ehrlich and Harats paid the exercise price of the stock options and certain taxes that we paid on their behalf by giving us non-recourse promissory notes due in 2025 in the amount of $789,991 each, secured by the shares of our common stock acquired through the exercise of the options and, in the case of Mr. Ehrlich, certain compensation due to him upon termination. As of December 31, 2002, the aggregate amount outstanding pursuant to these promissory notes for each of Messrs. Ehrlich and Harats was $623,579 and $875,170, respectively.

TERMINATION COMPENSATION OF AND SETTLEMENT WITH YEHUDA HARATS

         In October 2002, we announced that Yehuda Harats, our president and CEO and a member of our Board, had decided to resign from his positions with us and our subsidiaries in order to pursue other interests. In December 2002, we came to an agreement with Mr. Harats whereby we agreed to pay him $551,499 through the end of 2005 in satisfaction of all our contractual and legal severance and other obligations to him. See "Item 13. Certain Relationships and Related Transactions - Termination Compensation of and Settlement with Yehuda Harats," below.

         Prior to Mr. Harats's resignation, we had accrued a sum of $1,212,939 in respect of these obligations on our books, consisting of contractual severance, statutory severance, contractually guaranteed bonus, and various benefits, including unused vacation, unused sick days, and continuing benefits over the three years after termination. Since we settled with Mr. Harats for a sum of $551,499 rather than the $1,212,939 that we had accrued on our books, this settlement effectively resulted in a gain for us in the fourth quarter of 2002 of $661,440, which is the difference between the amount that we had accrued on our books in respect of these obligations and the amount that we ultimately agreed to pay.

         We continue to carry on our books a total of $1,076,740 in loans from us to Mr. Harats on which he remains liable (described above); however, we do not carry these loans at full value because recourse under the loans is only to certain shares that we hold, the fair market value of which is now less than the principal amount of the loans.

                                     PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

      (1) Financial Statements - See Index to Financial Statements on page 56 above.
      (2) Financial Statements Schedules - All schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or related notes thereto.
      (3) Exhibits - The following Exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

      Exhibit No.                              Description
      -----------                              -----------
   (8)3.1.........Amended and Restated Certificate of Incorporation

  (15)3.1.1.......Amendment   to  our  Amended  and  Restated   Certificate   of
                  Incorporation

   (2)3.2.........Amended and Restated By-Laws

   (1)4...........Specimen  Certificate  for  shares of common  stock,  $.01 par value

   (1)10.1........Option  Agreement dated October 29, 1992 between Electric Fuel
                  B.V. ("EFBV") and Electric Storage Advanced Technologies, Sr ("ESAT")

   (1)10.2........Sublicense Agreement dated May 20, 1993 between EFBV and ESAT

   (1)10.3........Letter Agreement dated May 20, 1993 between EFBV and ESAT

   (1)10.4........Notice of Edison's  assumption of ESAT's obligations under the
                  Sublicense Agreement with EFBV

   (1)10.5........Letter  of  Intent  between  us and  Deutsche  Post  AG  dated
                  November 18, 1993

 + (6)10.6........Amended and Restated  1993 Stock Option and  Restricted  Stock
                  Purchase Plan dated November 11, 1996

 + (1)10.7.1......Form of Management Employment Agreements

+ *(1)10.7.2......General Employee Agreements

 * (1)10.8........Office of Chief Scientist documents

   (2)10.8.1......Letter from the Office of Chief  Scientist to us dated January
                  4, 1995

 * (1)10.9........Lease  Agreement  dated  December  2, 1992  between us and Har
                  Hotzvim Properties Ltd.

 * (1)10.10.......Letter of Approval by the Investment Center of the Ministry of
                  Trade

 * (2)10.11.......Summary  of the  terms  of the  Lease  Agreements  dated as of
                  November 11, 1994, November 11, 1994 and April 3, 1995 between EFL and Industries Building Company, Ltd.

 + (3)10.12.......Amended and Restated 1995  Non-Employee  Director Stock Option
                  Plan

   (3)10.13.......Letters   of   Approval   of  Lines  of  Credit   from   First
                  International Bank of Israel Ltd. dated March 14, 1996 and March 18, 1996

   (4)10.14.......Stock  Purchase   Agreement  between  us  and  Leon  S.  Gross
                  ("Gross") dated September 30, 1996

      Exhibit No.                              Description
      -----------                              -----------
   (4)10.15.......Registration  Rights  Agreement  between  us and  Gross  dated
                  September 30, 1996

   (4)10.16.......Voting Rights Agreement  between us, Gross,  Robert S. Ehrlich and Yehuda Harats dated September 30, 1996

   (5)10.17.......Agreement between us and Walter Trux dated December 18, 1996

   (5)10.18.......Cooperation  Agreement between The Israel Electric Corporation and EFL dated as of October 31, 1996 +  (5)10.19.......Amended and Restated Employment Agreement dated as of October 1, 1996 between us, EFL and Yehuda Harats

+ (15)10.19.1.....Second Amended and Restated Employment Agreement, effective as of January 1, 2000 between us, EFL and Yehuda Harats

+ (15)10.19.2.....Letter dated January 12, 2001 amending the Second  Amended and
                  Restated Employment Agreement, effective as of January 1, 2000 between us, EFL and Yehuda Harats

 + (5)10.20.......Amended and Restated Employment  Agreement dated as of October
                  1, 1996 between us, EFL and Robert S. Ehrlich

+ (15)10.20.1.....Second Amended and Restated Employment Agreement, effective as of January 1, 2000 between us, EFL and Robert S. Ehrlich

+ (15)10.20.2.....Letter dated January 12, 2001 amending the Second  Amended and
                  Restated Employment Agreement, effective as of January 1, 2000 between us, EFL and Robert S. Ehrlich

   (5)10.21.......Agreement dated February 20, 1997 between STN ATLAS Elektronik
                  GmbH and EFL

 + (6)10.22.......Employment  Agreement  dated May 13, 1997 between us, EFL, and
                  Joshua Degani

+ (15)10.22.1.....Amendment dated January 12, 2001 to Employment Agreement dated
                  May 13, 1997 between us, EFL, and Joshua Degani

 + (6)10.23.......Termination Agreement dated March 12, 1998 between us, EFL and
                  Menachem Korall

   (6)10.24.......Consulting Agreement dated March 12, 1998 between us, EFL, and
                  Shampi Ltd.

   (6)10.25.......Amendment  No. 1 to the Voting  Rights  Agreement  between us,
                  Gross, Robert S. Ehrlich, and Yehuda Harats dated December 10, 1997

   (6)10.26.......Amendment No. 2 to the Registration  Rights Agreement  between us, Gross, Robert S. Ehrlich and Yehuda Harats dated December 10, 1997

   (7)10.27.......1998 Non-Executive  Stock Option and Restricted Stock Purchase
                  Plan

   (8)10.28.......Distribution  Agreement dated December 31, 1998 between us and
                  TESSCO Technologies Inc.

   (9)10.29.......Amendment to our Restated Certificate of Incorporation

  (10)10.30.......Securities  Purchase  Agreement  dated  December 28, 1999, and exhibits thereto, by and among us and the Purchasers listed on Exhibit A thereto

  (10)10.31.......Form of Warrant dated December 28, 1999

      Exhibit No.                              Description
      -----------                              -----------
  (10)10.32.......Amendment No. 1 to Voting Rights  Agreement dated December 28,
                  1999, by and between us, Leon S. Gross, Robert S. Ehrlich, Yehuda Harats and the Purchasers listed on Exhibit A to the Securities Purchase Agreement dated December 28, 1999

  (11)10.33.......Common Stock  Purchase  Agreement  dated January 5, 2000,  and exhibits thereto, by and among us and the Purchasers listed on Exhibit A thereto

  (12)10.34.1.....Promissory  Note dated January 3, 1998,  from Yehuda Harats to us

  (12)10.34.2.....Amendment  dated  April 1,  1998,  to  Promissory  Note  dated
                  January 3, 1998 between Yehuda Harats and us

  (12)10.35.1.....Promissory  Note dated January 3, 1993, from Robert S. Ehrlich to us

  (12)10.35.2.....Amendment  dated  April 1,  1998,  to  Promissory  Note  dated
                  January 3, 1993 between Robert S. Ehrlich and us

  (12)10.36.......Promissory  Note dated December 3, 1999, from Yehuda Harats to us

  (12)10.37.......Promissory Note dated December 3, 1999, from Robert S. Ehrlich to us

  (12)10.38.......Promissory  Note dated February 9, 2000, from Yehuda Harats to us

  (12)10.39.......Promissory Note dated February 9, 2000, from Robert S. Ehrlich to us

  (15)10.40.......Share and Assets Purchase Agreement dated March 15, 2000 among us, Tadiran Limited, Tadiran Batteries Limited and Tadiran Electric Industries

  (15)10.41.......Stock Purchase  Agreement  dated March 15, 2000 between us and
                  Koor Industries Ltd.

  (15)10.42.......Registration Rights Agreement dated March 15, 2000 between us,
                  Tadiran Limited and Koor Industries Ltd.

  (15)10.43.......Voting Rights  Agreement dated March 15, 2000 among made as of
                  March 15, 2000 by and among us, Robert S. Ehrlich and Yehuda Harats, Koor Industries Ltd. and Tadiran Limited

  (13)10.44.......Termination and Release Agreement dated May 17, 2000 among us,
                  Tadiran Limited, Tadiran Batteries Limited, Tadiran Electric Industries Corporation, Koor Industries Ltd., Robert S. Ehrlich and Yehuda Harats

  (13)10.45.......Common Stock Purchase  Agreement dated May 17, 2000 between us and Koor Industries Ltd.

  (13)10.46.......Registration  Rights  Agreement  dated May 17, 2000 between us and Koor Industries Ltd.

  (14)10.47.......Securities  Purchase  Agreement  dated as of November 17, 2000 between us and Capital Ventures International

  (14)10.48.......Series A Stock  Purchase  Warrant  issued to Capital  Ventures
                  International dated November 17, 2000

  (14)10.49.......Series B Stock  Purchase  Warrant  issued to Capital  Ventures
                  International dated November 17, 2000

  (14)10.50.......Stock Purchase  Warrant issued to Josephthal & Co., Inc. dated
                  November 17, 2000

  (15)10.51.......Promissory  Note dated January 12, 2001, from Yehuda Harats to us

  (15)10.52.......Promissory Note dated January 12, 2001, from Robert S. Ehrlich to us

      Exhibit No.                              Description
      -----------                              -----------
  (15)10.53.......Promissory  Note dated January 12, 2001, from Joshua Degani to us

  (15)10.54.......Agreement of Lease dated December 5, 2000 between us as tenant and Renaissance 632 Broadway LLC as landlord

  (16)10.55.......Series C Stock  Purchase  Warrant  issued to Capital  Ventures
                  International dated May 3, 2001

  (17)10.56.......Form of Common Stock Purchase Warrant dated May 8, 2001

  (18)10.57.......Securities  Purchase  Agreement  dated as of October  25, 2001 between us and Orsay Services Inc.

  (19)10.58.......Securities  Purchase  Agreement  dated as of  December 4, 2001 between us and Vertical International Limited

  (20)10.59.......Stock Purchase  Agreement dated as of January 11, 2002 between us and Grenville Finance Ltd.

  (21)10.60.......Stock Purchase  Agreement dated as of January 18, 2002 between us and Special Situations Private Equity Fund, L.P., Special Situations Fund III, L.P., Special Situations Technology Fund, L.P. and Special Situations Cayman Fund, L.P.

  (22)10.61.......Asset Purchase  Agreement  dated August 2, 2002 between us and
                  I.E.S. Electronics Industries U.S.A., Inc. and its direct and certain of its indirect shareholders

  (22)10.62.......Share Purchase  Agreement  dated August 2, 2002 between us and
                  H.R.T. Ltd. And A.G.A. Protection Methods and Commerce Ltd. [English summary of Hebrew original]

  (23)10.63.......Securities  Purchase Agreement dated December 31, 2002 between us and the Investors

  (23)10.64.......Form of 9% Secured Convertible Debenture due June 30, 2005

  (23)10.65.......Form of Warrant dated December 31, 2002

  (23)10.66.......Form of Security Agreement dated December 31, 2002

  (23)10.67.......Form  of  Intellectual   Property  Security   Agreement  dated
                  December 31, 2002

 +(24)10.68.......Settlement  Agreement and Release between us and Yehuda Harats dated December 31, 2002

  (24)10.69.1.....Commercial lease agreement  between Commerce Square Associates
                  L.L.C. and I.E.S. Electronics Industries U.S.A., Inc. dated September 24, 1997

  (24)10.69.2.....Amendment  to  Commercial  lease  agreement  between  Commerce
                  Square Associates L.L.C. and I.E.S. Electronics Industries U.S.A., Inc. dated as of May 1, 2000

  (24)10.70.......Agreement of Lease dated December 6, 2000 between Janet Nissim et al. and M.D.T. Protection (2000) Ltd. [English summary of Hebrew original]

  (24)10.71.......Agreement  of  Lease  dated  August  22,  2001  between  Aviod
                  Building and Earthworks Company Ltd. et al. and M.D.T. Protective Industries Ltd. [English summary of Hebrew original]

  (24)21..........List of Subsidiaries of the Registrant

    **23..........Consent of Kost Forer & Gabbay

    **99.1........Written  Statement  of Chief  Executive  Officer  pursuant  to
                  Section 906 of the Sarbanes-Oxley Act of 2002

    **99.2........Written  Statement  of Chief  Financial  Officer  pursuant  to
                  Section 906 of the Sarbanes-Oxley Act of 2002

-------------------------------------

  *English translation or summary from original Hebrew
 **Filed herewith
 +Includes management contracts and compensation plans and arrangements

(1)Incorporated  by  reference  to  our  Registration   Statement  on  Form  S-1
   (Registration  No.  33-73256),  which became  effective on February 23, 1994

(2)Incorporated  by  reference  to  our  Registration   Statement  on  Form  S-1
   (Registration No. 33-97944), which became effective on February 5, 1996

(3)Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1995

(4)Incorporated by reference to our Current Report on Form 8-K dated October 4, 1996

(5)Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1996, as amended

(6)Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1997, as amended

(7)Incorporated  by  reference  to  our  Registration   Statement  on  Form  S-8
   (Registration No. 333- 74197), which became effective on March 10, 1998

(8)Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1998

(9)Incorporated  by  reference  to  our  Registration   Statement  on  Form  S-3
   (Registration  No.  333-95361),  which became effective on February 10,
   1999

(10)Incorporated by reference to our Current Report on Form 8-K filed January 7, 2000

(11)Incorporated by reference to our Current Report on Form 8-K filed January 24, 2000

(12)Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999

(13)Incorporated by  reference  to our Current  Report on Form 8-K filed May 23,
    2000

(14)Incorporated by reference to our Current Report on Form 8-K filed November 17, 2000

(15)Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000

(16)Incorporated by reference to our Current Report on Form 8-K filed May 7, 2001 (EDGAR Film No. 1623996)

(17)Incorporated by reference to our Current Report on Form 8-K filed May 7, 2001 (EDGAR Film No. 1623989)

(18)Incorporated by reference to our Current Report on Form 8-K filed November 21, 2001

(19)Incorporated by reference to our Current Report on Form 8-K filed December 4, 2001

(20)Incorporated by reference to our Current Report on Form 8-K filed January 15, 2002

(21)Incorporated by reference to our Current Report on Form 8-K filed January 23, 2002

(22)Incorporated by reference to our Current Report on Form 8-K filed August 12, 2002

(23)Incorporated by reference to our Current Report on Form 8-K filed January 6, 2003

(24)Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002

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

                                   ELECTRIC FUEL CORPORATION

                                   By:   /S/  ROBERT S. EHRLICH
                                      --------------------------------------
                                      Name:   Robert S. Ehrlich
                                      Title:  Chairman, President and Chief
                                              Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                                       TITLE                                   DATE
                                         Chairman, President, Chief Executive Officer and
      /S/ ROBERT S. EHRLICH                                   Director
 --------------------------------------
          Robert S. Ehrlich                         (Principal Executive Officer)                 May   8  , 2003
                                                                                                      -----

         /S/ AVIHAI SHEN                             Vice President - Finance                     May   8   , 2003
 -------------------------------------                                                                ------
             Avihai Shen                            (Principal Financial Officer)

        /S/ DANNY WALDNER                                    Controller                           May   8   , 2003
 -------------------------------------                                                                ------
            Danny Waldner                           (Principal Accounting Officer)

         /S/ STEVEN ESSES                Executive Vice President, Chief Operating Officer        May   8   , 2003
 -------------------------------------                                                                ------
             Steven Esses                                   and Director

          /S/ JAY M. EASTMAN                                 Director                             May   8   , 2003
 -------------------------------------                                                                ------
          Dr. Jay M. Eastman

       /S/ LAWRENCE M. MILLER                                Director                             May   8   , 2003
 ---------------------------------------                                                              ------
          Lawrence M. Miller

      /S/ JACK E. ROSENFELD                                  Director                             May   8   , 2003
 --------------------------------------                                                               ------
          Jack E. Rosenfeld

                                                              Director                            May       , 2003
 ---------------------------------------                                                              ------
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

Date: May 8, 2003
                                /S/ ROBERT S. EHRLICH
                                -----------------------------------------------
                                Robert S. Ehrlich, Chairman, President and CEO (Principal Executive Officer)

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

Date:  May 8, 2003
                                  /S/ AVIHAI SHEN
                                  ---------------------------------------------
                                  Avihai Shen, Vice President - Finance and CFO
                                 (Principal Financial Officer)

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

ERNST & YOUNG LOGO

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




                                                /s/ Kost, Forer & Gabbay
Tel Aviv, Israel                                   KOST FORER & GABBAY
February 27, 2003                             A Member of Ernst & Young Global

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
IN U.S. DOLLARS


                                                                                              DECEMBER 31,
                                                                                -----------------------------------------
                                                                                      2002                   2001
                                                                                ------------------     ------------------
         ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                   $    1,457,526         $   12,671,754
      Restricted collateral deposit and other restricted cash                           633,339                      -
      Trade receivables (net of allowance for doubtful accounts in the amounts of $40,636 and $39,153 as of December 31, 2002 and 2001,
        respectively)                                                                 3,776,195                765,402
     Other accounts receivable and prepaid expenses                                   1,032,311                448,651
     Inventories                                                                      1,711,479                523,366
     Assets of discontinued operations                                                  349,774              8,422,082
                                                                                ------------------     ------------------

Total current assets                                                                  8,960,624             22,831,255
                                                                                ------------------     ------------------

LOANS TO SHAREHOLDERS                                                                         -                501,288

SEVERANCE PAY FUND                                                                    1,025,071                854,891

PROPERTY AND EQUIPMENT, NET                                                           2,555,249              2,220,806

GOODWILL                                                                              4,954,981                      -

OTHER Intangible Assets, NET                                                          2,567,457                      -
                                                                                ------------------     ------------------

                                                                                 $   20,063,382         $   26,408,240
                                                                                ==================     ==================


The accompanying notes are an integral part of the consolidated financial statements.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
IN U.S. DOLLARS


                                                                                              DECEMBER 31,
                                                                                ------------------------------------------
                                                                                       2002                   2001
                                                                                -------------------     ------------------

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short term bank loans                                                       $      108,659          $            -
     Trade payables                                                                   2,900,117                 791,576
     Other accounts payable and accrued expenses                                      2,009,109               1,222,653
     Current portion of promissory note due to purchase of a subsidiary               1,200,000                       -
     Liabilities of discontinued operations                                           1,053,798               1,860,107
                                                                                -------------------     ------------------

Total current liabilities                                                             7,271,683               3,874,336

LONG TERM LIABILITIES
     Accrued severance pay                                                            2,994,233               3,125,848
     Promissory note due to acquisition of a subsidiary                                 516,793                       -
                                                                                -------------------     ------------------

Total long-term liabilities                                                           3,511,026               3,125,848

COMMITMENTS AND CONTINGENT LIABILITIES

MINORITY INTEREST                                                                       243,172                       -

SHAREHOLDERS' EQUITY:
     Share capital -
     Common stock - $0.01 par value each;
         Authorized: 100,000,000 shares as of December 31, 2002 and 2001;
           Issued: 35,701,594 shares and 29,059,469 shares as of December 31,
           2002 and 2001, respectively; Outstanding - 35,146,261 shares and
           28,504,136 shares as of December 31, 2002 and 2001, respectively             357,017                 290,596
     Preferred shares - $0.01 par value each;
         Authorized: 1,000,000 shares as of December 31, 2002 and 2001; No
           shares issued and outstanding as of December 31, 2002 and 2001                     -                       -
     Additional paid-in capital                                                     114,082,584             105,686,909
     Accumulated deficit                                                           (100,673,619)            (82,169,261)
     Deferred stock compensation                                                        (12,000)                (18,000)
     Treasury stock, at cost (Common stock - 555,333 shares as of December 31,
       2002 and 2001)                                                                (3,537,106)             (3,537,106)
     Notes receivable from shareholders                                              (1,177,589)               (845,081)
     Accumulated other comprehensive loss                                                (1,786)                      -
                                                                                -------------------     ------------------

Total shareholders' equity                                                            9,037,501              19,408,057
                                                                                -------------------     ------------------

                                                                                 $   20,063,382          $   26,408,241
                                                                                ===================     ==================


The accompanying notes are an integral part of the consolidated financial statements.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                            YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------------------------
                                                                2002                  2001                  2000
                                                         -------------------   -------------------   -------------------

Revenues:
   Products                                                  $   5,944,370         $   1,670,634         $   1,179,500
   Services                                                        462,369               422,998               310,442
                                                         -------------------   -------------------   -------------------

Total revenues                                                   6,406,739             2,093,632             1,489,942

Cost of revenues                                                 4,421,748             1,992,636             1,486,300
                                                         -------------------   -------------------   -------------------

Gross profit                                                     1,984,991               100,996                 3,642
                                                         -------------------   -------------------   -------------------

Operating expenses:
   Research and development, net                                   685,919               455,845               498,895
   Selling and marketing expenses                                1,309,669               105,977               126,893
   General and administrative expenses                           4,023,103             3,827,544             3,306,716
   Amortization of intangible assets                               623,543                     -                     -
   In-process research and development write-off                    26,000                     -                     -
                                                         -------------------   -------------------   -------------------

Total operating costs and expenses                               6,668,234             4,389,366             3,932,504
                                                         -------------------   -------------------   -------------------

Operating loss                                                  (4,683,243)           (4,288,370)           (3,928,862)
Financial income, net                                              100,451               262,581               544,181
                                                         -------------------   -------------------   -------------------

Loss before minority interest in earnings of a
   subsidiary                                                   (4,582,792)           (4,025,789)           (3,384,681)
Minority interest in earnings of a subsidiary                     (355,360)                    -                     -
                                                         -------------------   -------------------   -------------------

Net loss from continuing operations                             (4,938,152)           (4,025,789)           (3,384,681)
Net loss from discontinued operations (including loss
   on disposal of $4,446,684)                                  (13,566,206)          (13,260,999)           (8,596,277)
                                                         -------------------   -------------------   -------------------
Net loss                                                     $ (18,504,358)        $ (17,286,788)        $ (11,980,958)
                                                         ===================   ===================   ===================

Deemed dividend to certain shareholders of Common stock      $           -         $  (1,196,667)        $           -
                                                         -------------------   -------------------   -------------------

Net loss attributable to shareholders of Common stock        $ (18,504,358)        $ (18,483,455)        $ (11,980,958)
                                                         ===================   ===================   ===================

Basic and diluted net loss per share from continuing
  operations                                                 $     (0.15)          $      (0.21)         $      (0.17)
                                                         ===================   ===================   ===================
Basic and diluted net loss per share from discontinued       $     (0.42)          $      (0.55)         $      (0.45)
  operations
                                                         ===================   ===================   ===================
Basic and diluted net loss per share                         $     (0.57)          $      (0.76)         $      (0.62)
                                                         ===================   ===================   ===================

Weighted average number of shares used in computing
  basic and diluted net loss per share                          32,381,502            24,200,184            19,243,446
                                                         ===================   ===================   ===================


The accompanying notes are an integral part of the consolidated financial statements.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
IN U.S. DOLLARS

                                                                                                       ACCUMULATED
                                                          ADDITIONAL                      DEFERRED         OTHER
                                      COMMON STOCK          PAID-IN       ACCUMULATED      STOCK       COMPREHENSIVE     TREASURY
                                   SHARES      AMOUNT       CAPITAL        DEFICIT      COMPENSATION   INCOME (LOSS)       STOCK
                                 --------------------------------------------------------------------------------------------------


  Balance as of January 1, 2000  15,728,387    $ 157,284   $60,110,815  $(52,901,515)               -                -  $  (37,731)
  Payment of interest and
    principal on notes
    receivable from shareholders          -            -             -              -               -                -           -
  Issuance of shares to
    investors, net                2,477,952       24,780    18,249,373              -               -                -           -
  Issuance of shares to service
    providers                        35,000          350       524,650              -               -                -           -
  Exercise of options             1,880,156       18,802     6,936,355              -               -                -           -
  Exercise of warrants            1,301,196       13,011     2,437,295              -               -                -           -
  Deferred stock compensation             -            -        37,924              -         (37,924)               -           -
  Stock compensation related to
    options repriced                      -            -        26,250              -                                -           -
  Amortization of deferred
    stock compensation                    -            -             -              -          20,684                -           -
  Stock compensation related to
    options issued to
    consultants                           -            -       769,128              -               -                -           -
  Accrued interest on notes
    receivable from shareholders          -            -             -              -               -                -           -
  Comprehensive loss :
  Net loss                                -            -             -    (11,980,958)              -                -           -
                                 ----------- ------------ ------------- --------------  --------------  --------------- -----------

  Total comprehensive loss


  Balance as of December 31,
    2000                         21,422,691    $ 214,227   $89,091,790   $(64,882,473)     $  (17,240)        $      -  $  (37,731)
                                 =========== ============ ============= ==============  ==============  =============== ===========




                                                      NOTES
                                       TOTAL        RECEIVABLE         TOTAL
                                   COMPREHENSIVE       FROM        SHAREHOLDERS'
                                       LOSS        SHAREHOLDERS       EQUITY
                                  ---------------------------------------------
  Balance as of January 1, 2000                   $ (3,086,494)    $ 4,242,359
  Payment of interest and
    principal on notes
    receivable from shareholders                     2,705,052      2,705,052
  Issuance of shares to
    investors, net                                           -     18,274,153
  Issuance of shares to service
    providers                                -               -        525,000
  Exercise of options                        -      (3,723,456)     3,231,701
  Exercise of warrants                       -                      2,450,306
  Deferred stock compensation                                -              -
  Stock compensation related to
    options repriced                                         -         26,250
  Amortization of deferred
    stock compensation                                       -         20,684
  Stock compensation related to
    options issued to
    consultants                                              -        769,128
  Accrued interest on notes
    receivable from shareholders                      (185,306)      (185,306)
  Comprehensive loss :
  Net loss                         (11,980,958)              -    (11,980,958)
                                   ---------------  -------------- --------------
  Total comprehensive loss          $ (11,980,958)
                                   ===============

  Balance as of December 31,
    2000                                           $(4,290,204)   $20,078,369
                                                 ============== ==============

The accompanying notes are an integral part of the consolidated financial statements.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
IN U.S. DOLLARS

                                       COMMON STOCK         ADDITIONAL                     DEFERRED
                                  ------------------------    PAID-IN      ACCUMULATED      STOCK          TREASURY
                                    SHARES      AMOUNT        CAPITAL       DEFICIT      COMPENSATION        STOCK
                                  --------------------------------------------------------------------------------------


Balance as of January 1, 2001     21,422,691    $ 214,227   $89,091,790  $ 64,882,473)     $  (17,240)     $  (37,731)

Repurchase of common shares
  from shareholders and
  repayment of the related
  interest and principal of
  notes from shareholders                  -            -       228,674              -               -     (3,499,375)
Issuance of shares to investors,
  net                              6,740,359       67,405    14,325,941              -               -               -
Retirement of shares                 (3,000)         (30)      (17,970)              -               -               -
Issuance of shares to service
  providers                          346,121        3,461       536,916              -               -               -
Exercise of options                  219,965        2,200       512,089              -               -               -
Exercise of warrants                 333,333        3,333       836,667              -               -               -
Deferred stock compensation                -            -        18,000              -        (18,000)               -
Amortization of deferred stock
  compensation                             -            -       (6,193)              -          17,240               -
Stock compensation related to
  options issued to
  consultants                              -            -       139,291              -               -               -
Stock compensation related to
  options to consultants
  repriced                                 -            -        21,704              -               -               -
Comprehensive loss:
Net loss                                   -            -             -   (17,286,788)               -               -
                                  ----------- ------------  ------------ --------------  --------------  --------------

Total comprehensive loss

Balance as of December 31, 2001    29,059,469    $ 290,596   $105,686,909 $(82,169,261)     $  (18,000)   $ (3,537,106)
                                  =========== ============  ============ ==============  ==============  ==============




                                      TOTAL      NOTES RECEIVABLE        TOTAL
                                  COMPREHENSIVE        FROM          SHAREHOLDERS'
                                      LOSS         SHAREHOLDERS          EQUITY
                                 ----------------------------------------------------


Balance as of January 1, 2001                       $  (4,290,204)     $  20,078,369

Repurchase of common shares
  from shareholders and
  repayment of the related
  interest and principal of
  notes from shareholders                                3,470,431           199,730
Issuance of shares to investors,
  net                                                            -        14,393,346
Retirement of shares                                        18,000                 -
Issuance of shares to service
  providers                                                      -           540,377
Exercise of options                                       (43,308)           470,981
Exercise of warrants                         -                   -           840,000
Deferred stock compensation                                      -                 -
Amortization of deferred stock
  compensation                                                   -            11,047
Stock compensation related to
  options issued to
  consultants                                                    -           139,291
Stock compensation related to
  options to consultants
  repriced                                                       -            21,704
Comprehensive loss:
Net loss                          (17,286,788)                   -      (17,286,788)
                                 --------------  ------------------ -----------------

Total comprehensive loss         $(17,286,788)
                                 ==============
Balance as of December 31, 2001                      $   (845,081)     $  19,408,057
                                                 ================== =================


The accompanying notes are an integral part of the consolidated financial statements.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
IN U.S. DOLLARS


                                       COMMON STOCK           ADDITIONAL                    DEFERRED
                                  ------------------------      PAID-IN     ACCUMULATED       STOCK          TREASURY
                                    SHARES      AMOUNT          CAPITAL       DEFICIT      COMPENSATION        STOCK
                                  --------------------------------------------------------------------------------------


Balance as of January 1, 2002       29,059,469      $290,596   $105,686,909  $(82,169,261)      $(18,000)  $(3,537,106)
  Adjustment of notes from
    shareholders
  Repayment of notes from
    employees                                -             -              -              -              -             -
  Issuance of shares to investors    2,041,176        20,412      3,209,588
  Issuance of shares to service
    providers                          368,468         3,685        539,068
  Issuance of shares to lender
    in respect of prepaid
    interest expenses                  387,301         3,873        232,377              -              -             -
  Exercise of options by
    employees                          191,542         1,915        184,435
  Amortization of deferred stock
    compensation                                                                                    6,000
  Stock compensation related to
    options issued to employees         13,000           130         12,870
  Issuance of shares in respect
    of acquisition                   3,640,638        36,406      4,056,600
  Accrued interest on notes
    receivable                                                      160,737
  Other comprehensive loss
    Foreign currency translation
    adjustment
  Net loss                                                                    (18,504,358)
                                  ------------- -------------  ------------- -------------- -------------- -------------
  Total comprehensive loss


  Balance as of December 31, 2002   35,701,594     $ 357,017   $114,082,584  $(100,673,619)   $  (12,000)  $(3,537,106)
                                  ============= =============  ============= ============== ============== =============

                                                                    ACCUMULATED
                                      TOTAL      NOTES RECEIVABLE   OTHER COM-       TOTAL
                                  COMPREHENSIVE        FROM         PREHENSIVE   SHAREHOLDERS'
                                      LOSS         SHAREHOLDERS      LOSS           EQUITY
                                 -------------------------------------------------------------

Balance as of January 1, 2002                        $(845,081)              -    $19,408,057
  Adjustment of notes from
    shareholders                                      (178,579)                     (178,579)
  Repayment of notes from
    employees                                            43,308                        43,308
  Issuance of shares to investors                                                   3,230,000
  Issuance of shares to service
    providers                                                                         542,753
  Issuance of shares to lender
    in respect of prepaid
    interest expenses                                         -                       236,250
  Exercise of options by
    employees                                          (36,500)                       149,850
  Amortization of deferred stock
    compensation                                                                        6,000
  Stock compensation related to
    options issued to employees                                                        13,000
  Issuance of shares in respect
    of acquisition                                                                  4,093,006
  Accrued interest on notes
    receivable                                        (160,737)                             -
  Other comprehensive loss
    Foreign currency translation
    adjustment                            (1,786)                      (1,786)        (1,786)
  Net loss                           (18,504,358)                                (18,504,358)
                                   --------------- ------------- -------------- --------------
  Total comprehensive loss         $ (18,506,144)
                                   ===============

  Balance as of December 31, 2002                  $(1,177,589)     $  (1,786)    $ 9,037,501
                                                   ============= ============== ==============


The accompanying notes are an integral part of the consolidated financial statements.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------------------------
                                                                      2002                 2001                 2000
                                                                ------------------   ------------------   -----------------


Cash flows from operating activities:
     Net loss                                                       (18,504,358)         (17,286,788)         (11,980,958)
       Less loss for the period from discontinued operations         13,566,206           13,260,999           8,596,277

     Adjustments  required to  reconcile  net loss to net cash used in operating activities:
     Minority interest in earnings of subsidiary                        355,360                    -                    -
     Depreciation                                                       473,739              530,013              514,242
     Amortization of intangible assets                                  623,543                    -                    -
     In-process research and development write-off                       26,000                    -                    -
     Accrued severance pay, net                                        (357,808)             530,777              209,999
     Amortization of deferred stock compensation                          6,000               17,240                9,010
     Impairment and write-off of loans to shareholders                  542,317              206,005                    -
     Compensation expenses related to repurchase of treasury
       stock                                                                  -              228,674                    -
     Write-off of inventories                                           116,008                    -                    -
     Amortization of compensation related to options issued to
       consultants and repriced options issued to employees
       and consultants                                                        -                    -              233,636
     Compensation expenses related to shares issued to
       employees                                                         13,000                    -                    -
     Accrued interest on notes receivable from shareholders                   -               36,940             (230,922)
     Interest accrued on promissory notes due to acquisition             29,829                    -                    -
     Interest accrued on restricted collateral deposit                   (3,213)                   -                    -
     Capital (gain) loss from sale of property and equipment             (4,444)                 815               (6,330)
     Decrease (increase) in trade receivables                           389,516             (452,425)              35,741
     Decrease (increase) in other accounts receivable and
       prepaid expenses                                                 257,218              616,040             (595,744)
     Increase in inventories                                           (520,408)            (128,897)             (98,092)
     Increase (decrease) in trade payables                              (62,536)            (301,075)             (85,996)
     Increase (decrease) in other accounts payable and accrued
       expenses                                                        (423,664)             286,511              (40,191)
                                                                ------------------   ------------------   -----------------
     Net cash used in operating activities from continuing           (3,477,695)          (2,455,171)          (3,439,328)
       operations (reconciled from continuing operations)

     Net cash used in operating activities from discontinued
        operations (reconciled from discontinued operations)         (5,456,912)         (10,894,660)         (10,523,852)
                                                                ------------------   ------------------   -----------------


Net cash used in operating activities                                (8,934,607)         (13,349,831)         (13,963,180)
                                                                ------------------   ------------------   -----------------

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------------------------
                                                                       2002                2001                2000
                                                                 -----------------   -----------------   -----------------

Cash flows from investing activities:
     Purchase of property and equipment                                 (275,540)           (513,746)           (552,044)
     Payment to suppliers for purchase of property and
       equipment from previous year                                      (39,336)            (43,883)                  -
     Loans granted to shareholders                                        (4,529)                  -            (958,156)
     Repayment of loans granted to shareholders                                -                   -             225,097
     Proceeds from sale of property and equipment                          8,199              40,217              57,867
     Acquisition of IES (1)                                           (2,958,083)                  -                   -
     Acquisition of MDT (2)                                           (1,201,843)                  -                   -
     Increase in restricted cash                                        (595,341)                  -                   -
     Net cash used in discontinued operations (purchase of
       property and equipment)                                          (290,650)           (761,555)         (2,306,467)
                                                                 -----------------   -----------------   -----------------

Net cash used in investing activities                                 (5,357,123)         (1,278,967)         (3,533,703)
                                                                 -----------------   -----------------   -----------------

Cash flows from financing activities:
     Proceeds from issuance of shares, net                             3,230,000          14,393,346          18,150,404
     Proceeds from exercise of options                                   113,350             470,981           3,231,701
     Proceeds from exercise of warrants                                        -             840,000           2,450,306
     Payment of interest and principal on notes receivable from
       shareholders                                                       43,308                   -           2,705,052
     Profit distribution to minority                                    (412,231)                  -                   -
     Increase in short term bank credit                                  108,659                   -                   -
     Payment on capital lease obligation                                  (5,584)                  -                   -
                                                                 -----------------   -----------------   -----------------

Net cash provided by financing activities                              3,077,502          15,704,327          26,537,463
                                                                 -----------------   -----------------   -----------------

Increase (decrease) in cash and cash equivalents                     (11,214,228)          1,075,529           9,040,580
Cash and cash equivalents at the beginning of the year                12,671,754          11,596,225           2,555,645
                                                                 -----------------   -----------------   -----------------

Cash and cash equivalents at the end of the year                  $    1,457,526      $   12,671,754      $   11,596,225
                                                                 =================   =================   =================

Supplementary information on non-cash transactions:
Purchase of property and equipment against trade payables         $            -      $       39,336      $      227,230
                                                                 =================   =================   =================
Purchase of treasury stock in respect of notes receivable from
  shareholders                                                    $            -      $    3,499,375      $            -
                                                                 =================   =================   =================
Retirement of shares issued under notes receivables               $            -      $       18,000      $            -
                                                                 =================   =================   =================
Issuance of shares to consultants in respect of prepaid
   interest expenses                                              $      236,250      $            -      $      120,000
                                                                 =================   =================   =================

Exercise of options against notes receivable                      $       36,500      $       43,308      $    3,723,456
                                                                 =================   =================   =================

Supplemental disclosure of cash flows activities:
  Cash paid during the year for:
       Interest                                                  $        10,640      $       19,106      $       25,537
                                                                 =================   =================   =================


ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES

-------------------------------------------------------------------------------
IN U.S. DOLLARS

(1) In July 2002, the Company acquired substantially all of the assets of I.E.S. Electronics Industries U.S.A., Inc. ("IES"). The net fair value of the assets acquired and the liabilities assumed, at the date of acquisition, was as follows:

              Working capital, excluding cash and     $   1,197,000
                 cash equivalents
               Property and equipment, net                  396,776
               Capital lease obligation                     (15,526)
               Technology                                 1,515,000
               Existing contracts                            46,000
               Covenants not to compete                      99,000
               In process research and development           26,000
               Customer list                                527,000
               Trademarks                                   439,000
               Goodwill                                   4,068,726
                                                     -------------------

                                                          8,298,976
              Issuance of shares                         (3,653,929)
              Issuance of promissory note                (1,686,964)
                                                     -------------------

                                                       $  2,958,083
                                                     ===================


(2) In July 2002, the Company acquired 51% of the outstanding ordinary shares of MDT Protective Industries Ltd. ("MDT"). The fair value of the assets acquired and liabilities assumed was as follows:

                 Working capital, excluding cash and   $    350,085
                    cash and cash equivalents
                 Property, and equipment, net               139,623
                 Minority rights                           (300,043)
                 Technology                                 280,000
                 Customer base                              285,000
                 Goodwill                                   886,255
                                                      --------------------
                                                          1,640,920
                 Issuance of shares                        (439,077)
                                                      --------------------
                                                       $  1,201,843
                                                      ====================

The accompanying notes are an integral part of the consolidated financial statements.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS
NOTE 1:-          GENERAL

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

Beginning in 2002 and even before, management began to weigh seriously the considerable costs of competing in the retail consumer products market and of continuing as a company whose sole products consisted of various forms of batteries, and began to look to acquire profitable companies with positive cash flow and strong, in-place management that would expand in the non-battery field on the Company's Zinc-Air batteries for the defense industry, which were then just beginning to become an important part of the Company's business. Management concentrated its search almost exclusively on companies with a strong presence in the defense and security products and services industry, in an attempt to emphasize the Company's growing defense and security battery business, and out of a desire to re-position the Company away from its historical roots as a battery company. In keeping with this decision, management found IES, a profitable company that had substantial positive cash flow, strong management, and accordingly, management believed, a potential for significant earnings growth in the near term while offering the Company the opportunity to re-position itself away from the consumer products market and into the defense and security market. The nature of this acquisition necessarily involved a company whose primary assets were its trademarks and name recognition, its intellectual property, such as technology, and its broad customer base, resulting in a significant allocation of the purchase price to intangible assets. The acquisition resulted in a significant allocation to goodwill due to the potential for significant growth in the earnings of IES resulting from the potential for a significant increase in IES's international sales.

The Company intends to continue to use the assets purchased in the conduct of the business formerly conducted by IES (the "Business"). The acquisition has been accounted under the purchase method of accounting. Accordingly, all assets and liabilities were acquired at the values on such date, and the Company consolidated IES's results with its own commencing at such date.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 1:-          GENERAL (CONT.)


The assets purchased consisted of the current assets, property and equipment, and other intangible assets used by IES in the operations of the Business. The consideration for the assets and liabilities purchased consisted of (i) cash and promissory notes in an aggregate amount of $4,800,000 ($3,000,000 in cash and $1,800,000 in promissory notes, which was recorded at its fair value in the amount of $1,686,964) (see Note 9), and (ii) the issuance, with registration rights, of a total of 3,250,000 shares of the Company's common stock, $.01 par value per share, having a value of approximately $3,653,929, which shares are the subject of a voting agreement on the part of IES and certain of its affiliated companies. The value of 3,250,000 shares issued was determined based on the average market price of EFC's Common stock over the period including two days before and after the terms of the acquisition were agreed to. The total consideration of $8,390,893 (including $50,000 of transaction costs) was determined based upon arm's-length negotiations between the Company and IES and IES's shareholders.

Based upon a valuation of tangible and intangible assets acquired, Electric Fuel has allocated the total cost of the acquisition to I.E.S.'s assets as follows:


    Cash                                              $       50,988
    Trade receivables                                      2,023,299
    Inventory                                                284,341
    Property and equipment                                   396,776
    Other receivables                                        101,547
     Technology (four year useful life)                    1,515,000
     Existing contracts (one year useful life)                46,000
     Covenants not to compete (five year useful
        life)                                                 99,000
     In process research and development                      26,000
     Customer list (seven year useful life)                  527,000
     Trademarks (indefinite useful life)                     439,000
     Goodwill                                              4,068,726
                                                    ----------------------
Total assets acquired                                      9,577,677
    Accounts payable and accrued expenses                 (1,010,649)
    Lease obligations                                        (15,526)
    Deferred warranty revenues                              (160,609)
                                                    ----------------------
Total liabilities assumed                                 (1,186,784)
Net assets acquired                                     $  8,390,893
                                                    ======================

Intangible assets in the amount of $2,187,000 have a weighted-average useful life of approximately 4 years. The $4,068,726 of goodwill was assigned to the Defense and Security segment.

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

The value assigned to the tangible, intangibles assets and liabilities was determined as follows:

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 1:-          GENERAL (CONT.)


1. To determine the value of the Company's net current assets, property and equipment, and net liabilities; the Cost Approach was used, which requires that the assets and liabilities in question be restated to their market values. Per valuation made, the book values for the current assets and liabilities were reasonable proxies for their market values.

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

4. The value assigned to the customer list is amounted to $527,000. Management states that its customers have generally been very loyal to the Company's products; most present customers will purchase add-ons or up-grades to their IES simulator systems in the future, and some will purchase additional warranties for the systems they possess. The Company's customer list has been valued using the Income Approach.

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

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 1:-          GENERAL (CONT.)


7. The excess of the cost of IES over the net of the amounts assigned to assets acquired and liabilities assumed is recognized as goodwill in the amount of $4,068,726. An acquired workforce in the amount of $333,000 that does not meet the separability criteria has been included in the amount recognized as goodwill.


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

Beginning in 2002 and even before, management began to weigh seriously the considerable costs of competing in the retail consumer products market and of continuing as a company whose sole products consisted of various forms of batteries, and began to look to acquire profitable companies with positive cash flow and strong, in-place management that would expand in the non-battery field on the Company's Zinc-Air batteries for the defense industry, which were then just beginning to become an important part of the Company's business. Management concentrated its search almost exclusively on companies with a strong presence in the defense and security products and services industry, in an attempt to emphasize the Company's growing defense and security battery business, and out of a desire to re-position the Company away from its historical roots as a battery company. In keeping with this decision, management found MDT, a profitable company that had substantial positive cash flow, strong management, and, management believed, a potential for significant earnings growth in the near term while offering the Company the opportunity to re-position itself away from the consumer products market and into the defense and security market. The nature of this acquisition necessarily involved a company whose primary assets were its intellectual property, such as technology, and its broad customer base, resulting in a significant allocation of the purchase price to intangible assets. The acquisition resulted in the significant allocation to the goodwill due to the following components: the potential for accelerating MDT's efforts to offer its products internationally, shortening the time to market for MDT's new products; future versions, which are expected to be developed over the next years, based upon original MDT concepts and technology.

The Acquisition was accounted for under the purchase method of accounting and results of MDT's operations have been included in the consolidated financial statements since that date. The total consideration of $1,767,877 for the shares purchased consisted of (i) cash in the aggregate amount of 5,814,000 New Israeli Shekels ($1,231,780), and (ii) the issuance, with registration rights, of an aggregate of 390,638 shares of our common stock, $0.01 par value per share, having a value of approximately $439,077. The value of 390,638 shares issued was determined based on the average market price of EFC's Common stock over the period including two days before and after the terms of the acquisition were agreed to and announced. The total consideration of $1,767,877 (including
$97,020 of transaction costs) was determined based upon arm's-length negotiations between the Company and MDT and MDT's shareholders.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 1:-          GENERAL (CONT.)

Based upon a valuation of tangible and intangible assets acquired, Electric Fuel has allocated the total cost of the acquisition to MDT's assets as follows:

            Cash and cash equivalents                              $     25,019
            Short-term bank deposits                                    153,427
            Trade receivables                                           808,729
            Inventory                                                   196,411
            Property and equipment                                       71,207
            Other accounts receivable                                    82,254
         Intangible assets
            Technology (five year useful life)                          280,000
            Customer base (five year useful life)                       285,000
            Goodwill                                                    886,255
                                                               ----------------
         Total assets acquired                                        2,788,303
         Liabilities assumed
            Accounts payable and other accrued expenses                (907,011)
            Other current liabilities                                  (113,415)
                                                               ----------------
         Total liabilities assumed                                   (1,020,426)
         Net assets acquired                                       $  1,767,877
                                                               ================

Intangible assets in the amount of $565,000 have a weighted-average useful life of approximately 5 years. The $886,255 of goodwill was assigned to the Defense and Security segment.

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

The value assigned to the tangible, intangibles assets and liabilities was determined as following:

1. To determine the value of the Company's net current assets, net property, and equipment and net liabilities; the Cost Approach was used, which requires that the assets and liabilities in question be restated to their market values. Per estimation made, the book values for the current assets and liabilities were reasonable proxies for their market values.

2. The amount of the excess cost attributable to technology of optimal bulletproofing material and power mechanism for bulletproofed windows is $280,000 and was determined using the Income Approach on the basis of present value of cash flows attributable to the current technology over expected future life.

3. The value assigned to the customer base is amounted to $285,000. The Company's customer base has been valued using the Income Approach. The valuation of the customers' base derives mostly from relations with customers with no contracts. Most of the customers of MDT are from the defense sector and usually have longstanding relationships and tend to reorder from the Company.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 1:-          GENERAL (CONT.)


4. The excess of the cost of MDT over the net of the amounts assigned to assets acquired and liabilities assumed is recognized as goodwill in the amount of $886,255. An acquired workforce it the amount of $492,000 that does not meet the separablility criteria has been included in the amount recognized as goodwill.

d.       Pro forma results:

The following unaudited proforma information does not purport to represent what the Company's results of operations would have been had the acquisitions occurred on January 1, 2001 and 2002, nor does it purport to represent the results of operations of the Company for any future period.

                                                                       YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------
                                                                      2002                2001
                                                                 ---------------    ----------------

 Revenues                                                           $12,997,289        $12,369,749
                                                                 ===============    ================

 Net loss from continuing operations                                $(6,103,771)      $(5,757,675)
                                                                 ===============    ================

 Basic and diluted net loss per share for continuing operations     $     (0.18)       $    (0.21)
                                                                 ===============    ================

 Weighted average number of shares of common stock in
   computation of basic and diluted net loss per share               34,495,185         27,840,822
                                                                 ===============    ================

The  amount  of  the  excess  cost  attributable  to  in-process   research  and
development of IES and MDT in the amount of $26,000 has not been included in the pro forma information, as it does not represent a continuing expense.

e. Discontinued operations:

In September 2002, the Company committed to a plan to discontinue the operations of its retail sales of consumer battery products. The Company ceased the operations and disposed of all assets related to this segment by abandonment. The operations and cash flows of the consumer battery business have been eliminated from the operations of the entity as a result of the disposal transaction. The Company has no intent to continue its activity in the consumer battery business. The Company's plan of discontinuance involved (i) termination of all employees whose time was substantially devoted to the consumer battery line and who could not be used elsewhere in the Company's operations, including payment of all statutory and contractual severance amounts, by the end of the fourth quarter of 2002, and (ii) disposal of the equipment and inventory used exclusively in the consumer battery business, since the Company has no reasonable expectation of being able to sell such equipment or inventory for any amounts substantially greater than the cost of disposal or shipping, by the end of the first quarter of 2003. The Company had previously reported its consumer battery business as a separate segment (Consumer Batteries) as called for by Statement of Financial Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131").

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS


NOTE 1:-          GENERAL (CONT.)

The results of operations including revenue, operating expenses and other income and expense of the retail sales of consumer battery products business unit for 2002, 2001 and 2000 have been reclassified in the accompanying statements of operations as discontinued operations. The Company's balance sheets at December 31, 2002 and 2001 reflect the net liabilities of the retail sales of consumer battery products business as net liabilities and net assets of discontinued operations within current liabilities and current assets.

At December 31, 2002, the estimated net losses associated with the disposition of the retail sales of consumer battery products business were approximately $13,566,206 for 2002. These losses included approximately $6,508,222 in losses from operations for the period from January 1, 2002 through the measurement date of December 31, 2002 and $7,057,684, reflecting a write-off of inventory and net property and equipment of the retail sales of consumer battery products business, as follows:

                                              DECEMBER 31, 2002
                                          --------------------------
Write-off of inventories                        $   2,611,000
Impairment of property and equipment                4,446,684
                                               ----------------
                                                $   7,057,684
                                               ================

As a result of the discontinuance of consumer battery segment, the Company ceased to use property and equipment related to this segment. In accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long- Lived Assets" ("SFAS No. 144") such assets were considered to be impaired. Since the long-lived assets ceased to be used, the carrying amount of the assets was reduced to its salvage value, which is zero.

Obligations to employees for severance and other benefits resulting from the discontinuation have been reflected in the financial statements on an accrual basis.

Summary operating results from the discontinued operation for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                      -------------------------------------------------------------
                                            2002                  2001                  2000
                                      -----------------     -----------------     -----------------

Revenues                               $   1,100,442         $   1,939,256         $   2,563,620
Cost of sales (1)                         (5,293,120)           (5,060,966)           (3,073,142)
                                      -----------------     -----------------     -----------------

Gross loss                                 4,192,678             3,121,710               509,522
Operating expenses                         4,926,844            10,139,289             8,086,755
Impairment of fixed assets                 4,446,684                     -                     -
                                      -----------------     -----------------     -----------------
Operating loss                         $  13,566,206         $  13,260,999         $   8,596,277
                                      =================     =================     =================

(1) Including write-off of inventory in the amount of $2,611,000, $441,000 and $0 for the years ended December 31, 2002, 2001 and 2000.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS


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

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS


NOTE 2:-          SIGNIFICANT ACCOUNTING POLICIES

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

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 2:-          SIGNIFICANT ACCOUNTING POLICIES


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

h. Other intangible assets:

Intangible assets acquired in a business combination that are subject to amortization should be amortized over their useful life using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, in accordance with SFAS No.
142.  Intangible  assets are amortized  over their useful life (See Note 1b. and
c). The Company evaluates the remaining useful life of an intangible asset that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset's remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life.

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

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 2:-          SIGNIFICANT ACCOUNTING POLICIES


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

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS


NOTE 2:-             SIGNIFICANT ACCOUNTING POLICIES

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

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS



NOTE 2: -         SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

         The following table illustrates the effect on net income and earnings per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation:

                                                                     YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------------
                                                            2002               2001              2000
                                                      --------------- ------------------- ---------------
Net income as reported                                $(18,504,358)      $ (18,483,455)      $(11,980,958)
Add: Stock-based compensation expenses included in
   reported net loss                                              -             17,240             20,684
Deduct:  Stock-based compensation expenses
   determined under fair value method for all awards     (2,072,903)        (2,906,386)        (2,045,764)
Pro forma net loss                                    $ (20,577,261)     $ (21,372,601)      $(14,006,038)
Loss per share:
   Basic and diluted, as reported                     $      (0.57)      $       (0.76)      $      (0.62)
   Diluted, pro forma                                 $      (0.64)      $       (0.88)      $      (0.73)


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

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS


NOTE 2: -         SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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


NOTE 3:-          RESTRICTED COLLATERAL DEPOSIT AND OTHER RESTRICTED CASH

The restricted collateral deposit is invested in a $595,341 certificate of deposit that is used to secure a standby letter of credit required in connection with a sales contract the Company signed with the Royal Thai Army on September 28, 2002. The other restricted cash consists of security deposits in connection with real property lease arrangements.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS


NOTE 4:-             OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES


                                               DECEMBER 31,
                                    ------------------------------------
                                         2002                2001
                                    ----------------    ----------------

 Government authorities              $      348,660      $      204,435
 Employees                                   23,959               4,680
 Prepaid expenses                           591,008             198,150
 Other                                       68,684              41,386
                                    ----------------    ----------------

                                     $    1,032,311      $      448,651
                                    ================    ================


NOTE 5:-          INVENTORIES

                                              DECEMBER 31,
                                  --------------------------------------
                                        2002                 2001
                                  -----------------    -----------------

Raw and packaging materials        $      893,666       $      454,086
Work in progress                          296,692               28,995
Finished products                         521,121               40,285
                                  -----------------    -----------------

                                   $    1,711,479       $      523,366
                                  =================    =================


NOTE 6: -         LOANS TO SHAREHOLDERS


In February and May 2000, two officers of the Company exercised options to purchase a total of 263,330 and 550,000, respectively, shares of the Company's common stock (see Note 12.e.2). In connection with such exercises, the Company granted loans secured by the Company's shares to those two officers to cover their related tax liabilities. The loans were in the form of non-recourse promissory notes in the total amount of $958,156, bearing interest at a rate equal to 4% over the then-current percentage increase in the Israeli Consumer Price Index ("CPI") between the date of the loan and the date of the annual interest calculation. During the years 2000 and 2001 one of the shareholders repaid a portion of his non-recourse note at the amount of $225,097 and $38,639, respectively. During the years 2002 and 2001, the Company has impaired those loans and has written off the amounts of $501,288 and $206,005, respectively, due to decline of the fair market value of its shares, which was recorded as compensation in general and administrative expenses.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS


NOTE 7:-          PROPERTY AND EQUIPMENT, NET

a. Composition of property and equipment is as follows:

                                                                           DECEMBER 31,
                                                               -------------------------------------
                                                                     2002                2001
                                                               -----------------   -----------------
              Cost:
                     Computers and related equipment             $      815,759      $      786,158
                     Motor vehicles                                     335,286             336,216
                     Office furniture and equipment                     519,092             313,760
                     Machinery, equipment and                         4,715,182           4,294,600
                       installations
                     Leasehold improvements                             442,482             355,536
                     Demo inventory                                     154,689                   -
                                                                ----------------    ----------------

                                                                      6,982,490           6,086,270
                                                                ----------------    ----------------
              Accumulated depreciation:
                     Computers and related equipment                    669,258             566,290
                     Motor vehicles                                      39,281              62,523
                     Office furniture and equipment                     255,829             180,498
                     Machinery, equipment and installations           3,106,389           2,797,558
                     Leasehold improvements                             356,484             258,595
                                                                ----------------    ----------------

                                                                      4,427,241           3,865,464
                                                                ----------------    ----------------

              Depreciated cost                                   $    2,555,249      $    2,220,806
                                                                ================    ================

b. Depreciation expense amounted to $473,739, $530,013 and $514,242, for the years ended December 31, 2002, 2001 and 2000, respectively.

As for liens, see Note 11.d.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS


NOTE 8:-          OTHER INTANGIBLE ASSETS, NET

 a.                                                                       YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------
                                                                          2002               2001
                                                                    ----------------   ----------------
                     Intangible assets subject to amortization:
                     Cost:
                       Technology                                     $  1,795,000       $          -
                       Existing contracts                                   46,000                  -
                       Covenants not to compete                             99,000                  -
                       Customer list                                       812,000                  -
                                                                    ----------------   ----------------

                                                                         2,752,000                  -
                     Less - accumulated amortization                                                -
                        Technology                                         524,500                  -
                        Existing contracts                                  23,000                  -
                        Covenants not to compete                             9,900                  -
                        Customer list                                       66,143                  -
                                                                    ----------------   ----------------

                                                                           623,543                  -

                     Amortized cost                                      2,128,457                  -
                     Intangible assets not subject to amortization:
                     Trademarks                                            439,000                  -
                                                                    ----------------   ----------------

                                                                         2,567,457                  -
                                                                    ================   ================

b.      Amortization expenses amounted to $623,543 for the year ended December 31, 2002.

c.      Weighted-average amortization period of the intangible assets is 4 years.

d.      Estimated amortization expenses for the years ended:

                               Year ended December 31,
                        --------------------------------------

                        2003                  $    1,172,000
                        2004                         263,000
                        2005                         233,000
                        2006                         205,843

                        2007 AND FORWARD             254,614
                                             -----------------

                                              $    2,128,457
                                             =================

NOTE 9:-      PROMISSORY NOTES

In connection with the acquisition discussed in Note 1b, the Company issued promissory notes in the face amount of an aggregate of $1,800,000, one of which was a note for $400,000 that was convertible into an aggregate of 200,000 shares of the Company's common stock. The Company has accounted for these notes in accordance with Accounting Principles Board Opinion No. 21, "Interest on
Receivables and Payables," and recorded the notes at its present value in the amount of $1,686,964. In December 2002, the terms of these promissory notes were amended to (i) extinguish the $1,000,000 note due at the end of June 2003 in exchange for prepayment of $750,000, (ii) amend the $400,000 note due at the end of December 2003 to be a $450,000 note, and (iii) amend the convertible $400,000 note due at the end of June 2004 to be a $450,000 note convertible at $0.75 as to $150,000, at $0.80 as to $150,000, and at $0.85 as to $150,000. In accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," the terms of the promissory notes are not changed or modified and the cash flow effect on a present value basis is less than 10% and therefore the Company did not record any compensation related to these changes.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 10:-            OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                                DECEMBER 31,
                                                                     ------------------------------------
                                                                          2002                2001
                                                                     ----------------   -----------------

                                Employees and payroll accruals         $      615,292     $     688,985
                                Accrued vacation pay                          137,179           300,779
                                Accrued expenses                              342,793            74,639
                                Advances from customers                             -            98,070
                                Minority balance                              289,451                 -
                                Government authorities                        497,428                 -
                                Deferred warranty revenues                     95,831                 -
                                Other                                          31,135            60,180
                                                                      ---------------    -----------------

                                                                       $    2,009,109     $   1,122,653
                                                                      ===============    =================

NOTE 11:-     COMMITMENTS AND CONTINGENT LIABILITIES


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

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 11:-     COMMITMENTS AND CONTINGENT LIABILITIES (cont.)


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

b. Lease commitments:

The Company and its subsidiaries rent their facilities under various operating lease agreements, which expire on various dates, the latest of which is in 2005. The minimum rental payments under non-cancelable operating leases are as follows:

                              YEAR ENDED DECEMBER 31,
                         -----------------------------------

                         2003              $      439,947
                         2004                     147,444
                         2005                      86,775
                                          ------------------

                                           $      674,166
                                          ==================

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

NOTE 12:-     SHAREHOLDERS' EQUITY

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

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 12:-     SHAREHOLDERS' EQUITY (CONT.)


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

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 12:-     SHAREHOLDERS' EQUITY (CONT.)

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

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 12:-     SHAREHOLDERS' EQUITY (CONT.)

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

As part of the transaction in May 2001 (see Note 12 b.4), the Company repriced these warrants in the following manner:

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 12:-     SHAREHOLDERS' EQUITY (CONT.)

         -- Of the 1,000,000 warrants granted to the investor, the exercise price of 666,667 warrants was reduced from $12.56 to $3.50 and of 333,333 warrants was reduced from $11.31 to $2.52. In addition, the 333,333 warrants that were to expire on August 17, 2001, were immediately exercised for a total consideration of $840,000.

         -- Moreover, the Company issued to this investor an additional warrant to purchase 250,000 shares of common stock at an exercise price of $3.08 per share, to expire on May 3, 2006.

         -- Of the 150,000 warrants granted to the investment banker the exercise price of 100,000 warrants was reduced from $12.56 to $3.08 and of 50,000 warrants was reduced from $9.63 to $3.08. In addition, the 50,000 warrants that were to expire on August 17, 2001 were extended to November 17, 2005.

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

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 12:-     SHAREHOLDERS' EQUITY (CONT.)


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

In connection with these warrants, the Company will record financial expenses of $1,096,698, which will be amortized ratably over the life of the convertible debentures (3 years). This transaction was accounted according to APB No. 14 "Accounting for Convertible debt and Debt Issued with Stock Purchase Warrants" and Emerging Issue Task Force No. 00-27 "Application of Issue No. 98-5 to
Certain Convertible Instruments" ("EITF 00-27"). The fair value of these warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 3.5%, a volatility factor 64%, dividend yields of 0% and a contractual life of 5 years.

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

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 12:-     SHAREHOLDERS' EQUITY (CONT.)

c. A summary of the status of the Company's plans and other share options (except for options granted to consultants) granted as of December 31, 2002, 2001 and 2000, and changes during the years ended on those dates, is presented below:

                                              2002                        2001                        2000
                                    --------------------------  --------------------------  -------------------------
                                                   WEIGHTED                    WEIGHTED                    WEIGHTED
                                                    AVERAGE                     AVERAGE                    AVERAGE
                                                   EXERCISE                    EXERCISE                    EXERCISE
                                      AMOUNT         PRICE        AMOUNT         PRICE        AMOUNT        PRICE
                                    ------------  ------------  ------------  ------------  -------------  ----------
                                                       $                           $                           $
                                                  ------------                ------------                 ----------
Options outstanding at beginning      4,240,228      $ 2.74       2,624,225      $ 3.82       2,820,679      $  3.44
  of year
Changes during year:
Granted (1) (3)                       1,634,567      $ 0.87       2,172,314      $ 1.55       1,598,233      $  4.58
Exercised (4) (2)                      (191,542)     $ 1.29        (159,965)     $ 1.31       (1,715,628)    $  3.84
Forfeited or cancelled                 (422,887)     $ 1.92        (396,346)     $ 4.11         (79,059)     $  4.93
Repriced (2):
Old exercise price                            -         -                 -         -          (310,000)     $  4.95
New exercise price                            -         -                 -         -           310,000      $  4.95
                                    ------------  ------------  ------------  ------------  -------------  ----------

Options outstanding at end of year    5,260,366      $ 2.26       4,240,228      $ 2.74       2,624,225      $  3.82
                                    ============  ============  ============  ============  =============  ==========

Options exercisable at end of year    4,675,443      $ 2.26       2,643,987      $ 2.75       1,078,332      $  3.81
                                    ============  ============  ============  ============  =============  ==========

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

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 12:-     SHAREHOLDERS' EQUITY (CONT.)


d. The options outstanding as of December 31, 2002 have been separated into ranges of exercise price, as follows:

                          TOTAL OPTIONS OUTSTANDING                EXERCISABLE OPTIONS OUTSTANDING
              --------------------------------------------------- ----------------------------------
                                   WEIGHTED
                 AMOUNT            AVERAGE                           AMOUNT
 RANGE OF     OUTSTANDING AT      REMAINING         WEIGHTED      EXERCISABLE AT       WEIGHTED
 EXERCISE      DECEMBER 31,      CONTRACTUAL         AVERAGE       DECEMBER 31,         AVERAGE
  PRICES           2002             LIFE         EXERCISE PRICE        2002         EXERCISE PRICE
------------  --------------   ----------------  ---------------- ---------------  ----------------
     $                              YEARS               $                                  $
------------                   ----------------  ----------------                   ----------------
0.30-2.00         3,422,797           6.91              1.15          3,011,530            1.12
3.00-4.00           421,069           3.84              3.00            419,669            3.00
4.00-6.00         1,356,500           7.45              4.60          1,189,244            4.64
6.00-8.00            50,000           2.43              7.49             45,000            7.56
8.00                 10,000           4.75              9.06             10,000            9.06
              ---------------- ----------------  ---------------- ----------------  ----------------

                  5,260,366           6.75              2.26          4,675,443            2.26
              ================ ================  ================ ================  ================

Weighted-average fair values and exercise prices of options on dates of grant are as follows:

                             EQUALS MARKET PRICE             EXCEEDS MARKET PRICE            LESS THAN MARKET PRICE
                         -----------------------------   ------------------------------   ------------------------------
                           YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                         -----------------------------   ------------------------------   ------------------------------
                          2002       2001       2000      2002       2001        2000      2002      2001         2000
                         --------   --------  --------   --------  ----------  --------   --------  --------   ---------
 Weighted average        $ 1.265      $ 1.579   $ 4.580  $ -         $ 1.466   $  7.125   $ 0.755     $ 1.300    $  5.270
   exercise prices
 Weighted average fair                                0                                                     0           0
   value on grant date   $ 0.560      $ 0.50    $  4.12  $ -         $ 0.560   $  3.760   $ 0.250     $  0.79    $   6.60

2. Options issued to consultants:

a. The Company's outstanding options to consultants as of December 31, 2002, are as follows:

                                         2002                         2001                         2000
                              ---------------------------  ---------------------------  ---------------------------
                                              WEIGHTED                     WEIGHTED                     WEIGHTED
                                               AVERAGE                      AVERAGE                      AVERAGE
                                              EXERCISE                     EXERCISE                     EXERCISE
                                AMOUNT         PRICE          AMOUNT        PRICE          AMOUNT         PRICE
                              ------------  -------------  ------------  -------------  ------------- -------------
                                                  $                            $                            $
                                            -------------                -------------                -------------
 Options outstanding at           245,786      $   5.55        175,786      $   6.57         141,814     $   3.09
   beginning of year
 Changes during year:
   Granted (1)                          -            -         130,000      $   6.02         198,500     $   5.86
   Exercised                            -            -         (60,000)     $   5.13        (164,528)    $   2.72

 Repriced (2):
   Old exercise price                   -            -         (56,821)     $   9.44               -           -
   New exercise price                   -            -          56,821      $   4.78               -           -
                              ------------                 ------------                 -------------

 Options outstanding at
   end of year                    245,786      $   5.55        245,786      $   5.55         175,786     $   6.56
                              ============  =============  ============  =============  ============= =============

 Options exercisable at
   end of year                    125,786      $   6.42        125,786      $   6.42         149,044     $   6.80
                              ============  =============  ============  =============  ============= =============

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 12:-     SHAREHOLDERS' EQUITY (CONT.)

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

b. The Company accounted for its options to consultants under the fair value method of SFAS No. 123 and EITF 96-18. The fair value for these options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                  2002              2001             2000
                                             ----------------  ---------------  ---------------
              Dividend yield                           -               0%               0%
              Expected volatility                      -              82%              95%
              Risk-free interest                       -         3.5-4.5%             6.5%
              Contractual life of up to                -         10 years          5 years

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

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 13:-     INCOME TAXES

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

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 13:-     INCOME TAXES (CONT.)

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

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 13:-     INCOME TAXES (CONT.)

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

d. Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets resulting from tax loss carryforward are as follows:


                                                                              DECEMBER 31,
                                                                   -----------------------------------
                                                                        2002                2001
                                                                   ---------------    ----------------
                                                                              U.S. dollars
                                                                   -----------------------------------

               Operating loss carryforward                          $  29,257,118      $   12,162,581
               Reserve and allowance                                      303,204             477,522
                                                                   ---------------    ----------------

               Net deferred tax asset before valuation allowance       29,560,322          12,640,103
               Valuation allowance                                    (29,560,322)        (12,640,103)
                                                                   ---------------    ----------------

                                                                    $           -      $            -
                                                                   ===============    ================

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

e. Loss before taxes on income:

                                                       YEAR ENDED DECEMBER 31
                                     ---------------------------------------------------------------
                                            2002                  2001                  2000
                                     -------------------   -------------------   -------------------
                                                              U.S. dollars
                                     ---------------------------------------------------------------

         Domestic                     $    (5,250,633)      $    (5,828,828)      $    (2,021,661)
         Foreign                          (13,254,195)          (11,457,960)           (9,959,297)
                                     -------------------   -------------------   -------------------

                                      $   (18,504,358)      $   (17,286,788)      $   (11,980,958)
                                     ===================   ===================   ===================

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS


NOTE 14:-     SELECTED STATEMENTS OF OPERATIONS DATA

a. Research and development expenses, net:

                                                       YEAR ENDED DECEMBER 31
                                        ---------------------------------------------------
                                             2002              2001              2000
                                        ---------------   ---------------   ---------------
                                                           U.S. dollars
                                        ---------------------------------------------------

 Research and development costs           $    685,919      $    455,845      $  1,065,065
 Less royalty-bearing grants              -                 -                 195,170
                                        ---------------   ---------------   ---------------

                                          $    685,919      $    455,845      $    869,895
                                        ===============   ===============   ===============

b. Financial income, net:

                                                        YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------
                                                2002             2001             2000
                                            -------------    -------------    -------------
                                                             U.S. dollars
                                            ------------- -- ------------- -- -------------

Financial expenses:
Interest, bank charges and fees              $  (89,271)      $  (49,246)      $  (67,480)
Foreign currency translation differences         15,202          (16,003)        (219,043)
                                            -------------    -------------    -------------

                                                (74,069)         (65,249)        (286,523)
                                            -------------    -------------    -------------
Financial income:
   Interest                                     174,520          327,830          830,704
                                            -------------    -------------    -------------

Total                                        $  100,451       $  262,581       $  544,181
                                            =============    =============    =============


NOTE 15:-         RELATED PARTY DISCLOSURES

                                                                            YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------------------
                                                                 2002                2001                 2000
                                                           -----------------   -----------------    -----------------
                                                                                 U.S. dollars
                                                           ----------------------------------------------------------
Transactions:

Reimbursement of general and administrative expenses        $     36,000        $     23,850         $     28,880
                                                           =================   =================    =================

Financial income (expenses), net from notes receivable
  and loan holders (see Notes 6 and 12.e.2)                 $     (7,309)       $    (36,940)        $    230,924
                                                           =================   =================    =================

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS


NOTE 16:-         SEGMENT INFORMATION


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

b. The following is information about reported segment gains, losses and assets:

                                             ELECTRIC            DEFENSE AND
                                               FUEL               SECURITY
                                            BATTERIES             PRODUCTS            ALL OTHER              TOTAL
                                         -----------------    ----------------    -----------------    -----------------
2002
Revenues from outside customers            1,662,296           $    4,724,443      $            -       $    6,406,739
Depreciation expense and amortization      (252,514)                 (676,753)           (194,013)          (1,123,280)
Direct expenses (1)                        (3,062,548)             (4,353,770)         (2,905,743)         (10,322,061)
                                         -----------------    ----------------    -----------------    -----------------
Segment gross loss                       $   (1,652,766)        $    (306,080)      $  (3,099,756)          (5,038,602)
                                         =================    ================    =================
Financial income                                                                                               100,451
                                                                                                       -----------------
Net loss from continuing operation                                                                      $    4,938,151
                                                                                                       =================

Segment assets (2)                       $ 2,007,291           $    1,683,825      $      575,612       $    4,266,728
                                         =================    ================    =================    =================
Expenditures for segment assets          $ 246,664             $       58,954      $       70,486       $      376,104
                                         =================    ================    =================    =================

2001
Revenues from outside customers          $ 2,093,632           $            -      $            -           $2,093,632
Depreciation expense                           (304,438)                    -            (225,575)            (530,013)
Direct expenses (1)                          (2,295,501)                    -          (3,556,486)          (5,851,987)
                                         -----------------    ----------------    -----------------    -----------------
Segment gross loss                       $ (506,307)            $           -       $  (3,782,061)          (4,288,368)
                                         =================    ================    =================
Financial income net                                                                                           262,581
                                                                                                       -----------------
Net loss from continuing operations                                                                     $   (4,025,787)
                                                                                                       =================

Segment assets (2)                       $ 2,044,257           $    1,175,521      $      702,915       $    2,744,172
                                         =================    ================    =================    =================
Expenditures for segment assets          $ 229,099             $      229,099      $      323,985       $      553,084
                                         =================    ================    =================    =================

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 16:-         SEGMENT INFORMATION (CONT.)

                                             ELECTRIC            DEFENSE AND
                                               FUEL               SECURITY
                                            BATTERIES             PRODUCTS           ALL OTHER              TOTAL
                                         -----------------    ----------------    -----------------    -----------------

2000
Revenues from outside customers          $    1,478,495        $            -      $       11,446           $1,489,941
Depreciation expense                           (310,408)                    -            (203,834)            (514,242)
Direct expenses (1)                          (1,754,003)                    -          (3,150,558)          (4,904,561)
                                         -----------------    ----------------    -----------------    -----------------
Segment gross loss                       $     (585,916)       $            -      $   (3,342,946)          (3,928,862)
                                         =================    ================    =================
Financial income net                                                                                           544,181
                                                                                                       -----------------
Net loss from continuing operations                                                                     $   (3,384,681)
                                                                                                       =================

Segment assets (2)                       $    2,020,771        $            -      $      662,575       $    2,683,346
                                         =================    ================    =================    =================
Expenditures for segment assets          $      284,939        $      284,939      $      310,988       $      595,927
                                         =================    ================    =================    =================

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
                   ==============  ==============  ==============  ==============  ============== ===============

     *        Reclassified

d. Revenues from major customers:

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                  2002               2001               2000
                                              --------------     --------------     --------------
                                                                       %
                                              ----------------------------------------------------
     Electric Fuel Batteries:
              Customer A                              -                 22%                 -
              Customer B                              7%                20%                17%
              Customer C                              2%                13%                20%
              Customer D                              8%                12%                 -
     Deference and security: Products                43%                 -                  -


ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS



NOTE 16:-         SEGMENT INFORMATION (CONT.)

e. Revenues from major products:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------------
            MAJOR PRODUCT                          SEGMENT                   2002             2001             2000
            -------------                          -------               -------------    -------------    -------------

    EV                                 Electric Fuel Batteries               460,562          894,045          310,441
    WAB                                Electric Fuel Batteries               647,896          951,598        1,168,055
    Security and defense               Electric Fuel Batteries               573,838          247,989                -
                                                                         -------------    -------------    -------------
Total Electric Fuel Batteries                                              1,662,296        2,093,632        1,478,495
    Car armoring                       Defense and Security Products       2,744,382                -                -
    Interactive use-of-force training  Defense and Security Products       1,980,061                -                -
                                                                         -------------    -------------    -------------
Total Defense and Security                                                 4,724,443                -                -
Other                                  Other                                       -                -           11,446
                                                                         -------------    -------------    -------------

Total                                                                      6,406,749        2,093,632        1,489,942
                                                                         =============    =============    =============



NOTE 17:-     CONVERTIBLE DEBENTURES

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

In determining whether the convertible debentures include a beneficial conversion option in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Continently Adjustable Conversion Ratios" and EITF 00-27, the total proceeds were allocated to the convertible debentures and the detachable warrants based on their related fair values. In connection with these convertible debentures, the Company will record financial expenses of $585,365. The $585,365 will be accreted from the date of issuance to the stated redemption date - June 30, 2005 - as financial expenses.

ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS



NOTE 18:-     PROFIT DISTRIBUTION

On September 30, 2002, MDT distributed in cash to its shareholders profit in the amount of NIS 4,000,000 (approximately $841,288), out of which $412,231 was paid to the minority interest.

                                 - - - - - - - -

                          SUPPLEMENTARY FINANCIAL DATA

 QUARTERLY FINANCIAL DATA (UNAUDITED) FOR THE TWO YEARS ENDED DECEMBER 31, 2002


                                                                       QUARTER ENDED
                                            --------------------------------------------------------------------
                    2002                        MARCH 31         JUNE 30        SEPTEMBER 30     DECEMBER 31
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

                    2001
        ------------------------------
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
