Form 10-Q
period 2003-03-31
ELECTRIC FUEL CORP
filed 2003-05-14
CIK 916529

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                            FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003 .
                                             --------------


                         COMMISSION FILE NUMBER: 0-23336
                                                 -------

                            ELECTRIC FUEL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                DELAWARE                                   95-4302784
---------------------------------------           -----------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)


 632 BROADWAY, SUITE 1200, NEW YORK, NEW YORK       10012
-----------------------------------------------  -----------
   (Address of principal executive offices)      (Zip Code)

                                 (646) 654-2107
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                632 BROADWAY, SUITE 301, NEW YORK, NEW YORK 10012
                -------------------------------------------------
                 (Former address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                    Yes [X]      No   [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the issuer's common stock as of May 10, 2003 was 35,146,261.

================================================================================

                            ELECTRIC FUEL CORPORATION


                                      INDEX

PART I - FINANCIAL INFORMATION

          Item 1 - Interim Consolidated Financial Statements (Unaudited):
          ----------------------------------------------------------------
          Consolidated Balance Sheets at March 31, 2003 and December 31, 2002 ................................... 3-4
          Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002 ..............   5
          Consolidated Statements of Changes in Stockholders' Equity during the Three-Month Period Ended
              March 31, 2003 ....................................................................................   6
          Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002 .............. 7-8
          Note to the Interim Consolidated Financial Statements .................................................   9

          Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations ........  14
          ----------------------------------------------------------------------------------------------
          Item 3 - Quantitative and Qualitative Disclosures about Market Risk ...................................  37
          -------------------------------------------------------------------
PART II - OTHER INFORMATION

          Item 6 - Exhibits and Reports on Form 8-K .............................................................  38
          -----------------------------------------
SIGNATURES ......................................................................................................  39

                           ELECTRIC FUEL CORPORATION
Item 1.       INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   CONSOLIDATED BALANCE SHEETS (U.S. Dollars)
--------------------------------------------------------------------------------

                                                                                 MARCH 31, 2003       DECEMBER 31, 2002*
                                   ASSETS                                         (Unaudited)              (Audited)
Current Assets:

    Cash and cash equivalents................................................  $ 1,862,280               $ 1,457,526
    Certificates of deposit due within one year..............................      634,101                   633,339
    Trade  receivables,  net of  allowance  for  doubtful  accounts in the amount of $42,886 and $40,636 as of March 31, 2003 and  December 31,
      2002, respectively.....................................................    5,373,289                 3,776,195
    Other receivables........................................................    1,466,166                 1,032,311
    Inventories..............................................................    1,639,935                 1,711,479
    Assets of discontinued operations........................................       28,357                   349,774
                                                                                ----------               -----------

              TOTAL CURRENT ASSETS...........................................   11,004,128                 8,960,624
                                                                                ----------               -----------

Severance pay fund...........................................................      930,253                 1,025,071

PROPERTY AND EQUIPMENT, NET..................................................    2,415,082                 2,555,249

GOODWILL.....................................................................    4,970,510                 4,954,981

OTHER INTANGIBLE Assets, NET.................................................    2,255,686                 2,567,457
                                                                               -----------               -----------
                                                                               $21,575,659               $20,063,382
                                                                               ===========               ===========



--------------------------------------------------------------------------------
    The accompanying notes are an integral part of the Financial Statements.

                           ELECTRIC FUEL CORPORATION
                   CONSOLIDATED BALANCE SHEETS (U.S. Dollars)

--------------------------------------------------------------------------------

                                                                                         MARCH 31, 2003          DECEMBER 31, 2002*
                                                                                           (Unaudited)               (Audited)
         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Trade payables ...............................................................       $   3,308,566        $   2,900,117
     Other accounts payable and accrued expenses ..................................           1,887,114            2,009,109
     Current portion of promissory note due to purchase of a subsidiary ...........             450,000            1,200,000
     Short term loans .............................................................             115,721              108,659
     Liabilities of discontinued operations .......................................             741,662            1,053,799
                                                                                          -------------        -------------
Total current liabilities .........................................................           6,503,063            7,271,684

LONG TERM LIABILITIES

     Accrued severance pay ........................................................           2,943,631            2,994,233
     Convertible debenture ........................................................           1,799,000                 --
     Promissory note due to purchase of a subsidiary ..............................             482,332              516,793
                                                                                          -------------        -------------
Total long-term liabilities .......................................................           5,224,963            3,511,026

MINORITY RIGHTS ...................................................................             286,399              243,172

SHAREHOLDERS' EQUITY:

     Share capital -

     Common stock - $0.01 par value each;
       Authorized: 100,000,000 shares as of March 31, 2003 and December 31,
         2002; Issued: 35,314,293 shares as of March 31, 2003 and December
         31, 2002; Outstanding - 35,146,261 shares as of March 31, 2003 and
         December 31, 2002 ........................................................             357,017              357,017
     Preferred shares - $0.01 par value each;
       Authorized: 1,000,000 shares as of March 31, 2003 and December 31,
         2002; No shares issued and outstanding as of March 31, 2003 and
         December 31, 2002 ........................................................                --                   --
     Additional paid-in capital ...................................................         115,976,670          114,082,584
     Deferred stock compensation ..................................................             (12,000)             (12,000)
     Accumulated deficit ..........................................................        (102,060,702)        (100,673,619)
     Treasury stock, at cost (common stock - 555,333 shares as of March 31,
       2003 and December 31, 2002) ................................................          (3,537,106)          (3,537,106)
     Notes receivable from shareholders ...........................................          (1,181,675)          (1,177,589)
     Accumulated other comprehensive loss .........................................              19,029               (1,786)
                                                                                          -------------        -------------
TOTAL SHAREHOLDERS' EQUITY ........................................................           9,561,233            9,037,501
                                                                                          -------------        -------------
                                                                                          $  21,575,658        $  20,063,382
                                                                                          =============        =============

--------------------------------------------------------------------------------
    The accompanying notes are an integral part of the Financial Statements.

                           ELECTRIC FUEL CORPORATION
        CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (U.S. Dollars)

--------------------------------------------------------------------------------

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                         2003            2002
                                                                     ------------    ------------
Revenues .........................................................   $  4,033,453    $    570,545

Cost of revenues .................................................      2,633,719         383,628
                                                                     ------------    ------------
Gross profit .....................................................      1,399,734         186,917

Research and development .........................................        358,039         100,500

Selling and marketing expenses ...................................        703,987          56,940

General and administrative expenses ..............................      1,012,756       1,248,451

Amortization of intangible assets and in-process .................        311,771            --
                                                                     ------------    ------------
                                                                        2,386,552       1,405,892
                                                                     ------------    ------------
Operating loss ...................................................       (986,818)     (1,218,975)

Financial (expenses) income, net .................................       (261,075)         64,163
                                                                     ------------    ------------
Loss before minority interest in profit of a subsidiary ..........     (1,247,893)     (1,154,811)

Minority interest in profit of a subsidiary ......................        (43,228)           --
                                                                     ------------    ------------

Net loss from continuing operations ..............................     (1,291,121)     (1,154,811)

Net loss from discontinued operations ............................        (95,962)     (2,159,398)
                                                                     ------------    ------------

Net loss for the period ..........................................   $ (1,387,083)   $ (3,314,209)
                                                                     ============    ============

Basic and diluted net loss per share from continuing operations ..   $      (0.04)   $      (0.04)
                                                                     ============    ============

Basic and diluted net loss per share from discontinued operations    $      (0.00)   $      (0.07)
                                                                     ============    ============

Combined basic and diluted net loss per share ....................   $      (0.04)   $      (0.11)
                                                                     ============    ============

Weighted average number of shares used in computing basic and
  diluted net loss per share ....................................      34,758,960      30,149,210
                                                                     ============    ============

--------------------------------------------------------------------------------
    The accompanying notes are an integral part of the Financial Statements.

                           ELECTRIC FUEL CORPORATION
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (U.S. DOLLARS)
--------------------------------------------------------------------------------

                                               COMMON STOCK
                                        ---------------------------    ADDITIONAL       DEFERRED
                                                                         PAID-IN         STOCK           ACCUMULATED
                                          SHARES         AMOUNT          CAPITAL      COMPENSATION         DEFICIT
                                        ----------    -------------   -------------   -------------    --------------
BALANCE AT JANUARY 1, 2003 - ....      35,314,293    $     357,017    $ 114,082,584    $     (12,000)   $(100,673,619)
  AUDITED
CHANGES DURING THE THREE-MONTH
  PERIOD ENDED MARCH  31, 2003
 Compensation related to
  beneficial conversion
 feature of convertible
     debentures .................                                         1,290,000
   Compensation related to
     issuance of warrants to
     holders of convertible
     debenture ..................                                           600,000
   Interest accrued on notes
     receivable from shareholders                                             4,086
   Loss .........................                                                                          (1,387,083)
                                    -------------    -------------    -------------    -------------    -------------
BALANCE AT MARCH 31, 2003
  UNAUDITED .....................      35,314,293    $     357,017    $ 115,976,670    $     (12,000)   $(102,060,702)
                                    =============    =============    =============    =============    =============

                                                        NOTES
                                                      RECEIVABLE         ADJUSTMENTS
                                     TREASURY            FROM         DUE TO CHANGES IN
                                       STOCK         SHAREHOLDERS      EXCHANGE RATES     TOTAL
                                    -------------    -------------    ---------------- -------------
BALANCE AT JANUARY 1, 2003 -
  AUDITED .......................   $  (3,537,106)   $  (1,177,589)   $      (1,786)   $   9,037,501
CHANGES DURING THE THREE-MONTH
  PERIOD ENDED MARCH  31, 2003
 Compensation related to
  beneficial conversion
 feature of convertible
     debentures
   Compensation related to
     issuance of warrants to ....                                                      $   1,290,000
     holders of convertible
     debenture
   Interest accrued on notes
     receivable from shareholders                                                      $     600,000
   Loss..........................                           (4,086)                               --
                                                                             20,815    $  (1,366,268)
                                     -------------   -------------    -------------    -------------
BALANCE AT MARCH 31, 2003
  UNAUDITED .....................   $  (3,537,106)   $  (1,181,675)   $      19,029    $   9,561,233
                                    ==============   ==============   =============    =============




--------------------------------------------------------------------------------
    The accompanying notes are an integral part of the Financial Statements

                           ELECTRIC FUEL CORPORATION
         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                                      2003                 2002
                                                                                                  ------------         ------------
Cash flows from operating activities:
   Net loss for the period ...............................................................          (1,387,083)         (3,314,209)
   Net loss for the period from discontinued operations ..................................              95,962            2,159,398
   Adjustments required to reconcile net loss to net cash used in operating activities:
     Depreciation ........................................................................             180,591              139,500
     Amortization of intangible assets ...................................................             311,771                 --
     Amortization of deferred financial expenses .........................................              78,750                 --
     Amortization of compensation related to warrants issued to the holders
       of convertible debentures .........................................................             189,000                 --
     Stock-based compensation due to shares granted to suppliers .........................                --                185,450
     Profit to minority ..................................................................              43,227                 --
     Write-off of inventory ..............................................................              20,000                 --
     Impairment of fixed assets ..........................................................              62,332                 --
     Interest income accrued on promissory notes due to purchase of
       subsidiary ........................................................................             (34,461)                --
     Interest accrued on certificates of deposit due within one year .....................                (762)                --
     Capital gain from sale of property and equipment ....................................              (1,576)             (4,257)
     Write-off of notes receivable from stockholders .....................................                --                255,275
     Accrued severance pay, net ..........................................................              44,216              111,135
   Changes in operating asset and liability items:
     Decrease (increase) in trade receivables ............................................          (1,597,094)            (46,834)
     Decrease (increase) in accounts receivable ..........................................            (422,262)               3,955
     (Increase) decrease in inventories ..................................................              51,544               12,359
     Increase (decrease) in trade payables ...............................................             408,449            (323,420)
     Increase (decrease) in accounts payable and accruals ................................            (120,060)            (85,149)
                                                                                                   -----------          -----------
   NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS ......................          (2,077,456)           (906,797)
     (RECONCILED FROM CONTINUING OPERATIONS)
   NET CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS
      (RECONCILED FROM DISCONTINUED OPERATIONS) ..........................................            (171,737)         (1,889,831)
                                                                                                   -----------          -----------
   Net cash used in operating activities .................................................          (2,249,193)         (2,796,628)
                                                                                                   -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Repayment of promissory note related to purchase of subsidiary ......................            (750,000)                --
     Purchase of fixed assets ............................................................            (138,622)           (121,249)
     Loans granted to stockholders .......................................................                --                (4,528)
     Proceeds from sale of property and equipment ........................................               5,402                4,257
     Decrease in demo inventories, net ...................................................              32,040                 --
     Net cash used in discontinued operations ............................................                --              (195,310)
                                                                                                   -----------          -----------
   NET CASH USED IN INVESTING ACTIVITIES .................................................            (851,180)           (316,830)
                                                                                                   -----------          -----------
FORWARD ..................................................................................         $(3,100,373)         (3,113,458)
                                                                                                   -----------          -----------

--------------------------------------------------------------------------------
    The accompanying notes are an integral part of the Financial Statements.

                           ELECTRIC FUEL CORPORATION
         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. DOLLARS)

--------------------------------------------------------------------------------


                                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                                       2003                 2002
                                                                                                   -------------       ------------
FORWARD ....................................................................................       $ (3,100,373)       $(3,113,458)
                                                                                                   ------------        ------------
Cash flows from financing activities:
     Increase in short-term credit from banks ..............................................              7,062                --
     Proceeds from issuance of share capital, net ..........................................               --             3,230,000
     Proceeds from exercise of options and warrants ........................................               --                21,450
     Payment of interest and principal on notes receivable from shareholders ...............               --                43,308
     Payment on capital lease obligation ...................................................             (1,935)               --
     Issuance of convertible debenture .....................................................          3,500,000                --
                                                                                                   ------------        ------------
Net cash provided by financing activities ..................................................          3,505,127           3,294,758
                                                                                                   ------------        ------------
DECREASE IN CASH AND CASH EQUIVALENTS ......................................................            404,754             181,300
BALANCE OF CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD ........................          1,457,526          12,671,754
                                                                                                   ------------        ------------
BALANCE OF CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD ..............................       $  1,862,280        $ 12,853,054
                                                                                                   ============        ============
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:

Issuance of share capital (including additional paid-in capital) in respect
  of  notes receivable from stockholders ...................................................       $       --          $    144,875
                                                                                                   ============        ============
Exercise of options and warrants against notes receivable ..................................       $       --          $     79,845
                                                                                                   ============        ============
Compensation related to issuance of warrants in connection with convertible
debenture and beneficial conversion feature of convertible debentures ......................       $  1,890,000        $       --
                                                                                                   ============        ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION -  CASH (PAID) RECEIVED
  DURING THE PERIOD FOR:
         Interest ..........................................................................       $     (7,384)       $     73,492
                                                                                                   ============        ============

    The accompanying notes are an integral part of the Financial Statements.
                                     Page 8

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

     For the purpose of these interim consolidated financial statements, certain information and disclosures normally included in financial statements have been condensed or omitted. These unaudited statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2002.

NOTE 1:  BASIS OF PRESENTATION

         a. Company:

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

         b. Accounting:

The accompanying condensed interim consolidated financial statements have been prepared by Electric-Fuel Corporation in accordance with generally accepted accounting principles in the United States pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Electric-Fuel Corporation and its subsidiaries collectively. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at March 31, 2003 and the operating results and cash flows for the three months ended March 31, 2003 and 2002. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2003.

         c. Accounting for stock-based compensation:

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") and Interpretation No. 44 "Accounting for Cer-

                            ELECTRIC FUEL CORPORATI0N


tain Transactions Involving Stock Compensation" ("FIN No. 44") in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of the Company's share options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized. Under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), pro-forma information regarding net income and income per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123.

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

The following table illustrates the effect on net income and earnings per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation:

                                                   THREE MONTHS ENDED MARCH 31,
                                                       2003             2002
                                                  --------------    ------------
Net loss as reported                              $   (1,387,083)   $(3,314,209)
Add: Stock-based compensation expenses
 included in reported net loss                          (551,397)      (637,561)
                                                  --------------    -----------
Pro forma net loss                                $   (1,938,480)   $(3,951,770)
                                                  ==============    ===========
Loss per share:

    Basic and diluted, as reported                $        (0.04)   $     (0.11)
                                                  ==============    ===========
    Diluted, pro form                             $        (0.06)   $     (0.13)
                                                  ==============    ===========

NOTE 2:  INVENTORIES

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

                                   MARCH 31, 2003       DECEMBER 31, 2002
                                  -----------------     -----------------
                                   (Unaudited)               (Audited)
Raw materials ...................  $  943,314              $  893,666
Work-in-progress ................     249,126                 296,692
Finished goods ..................     447,495                 521,121
                                   ----------              ----------
                                   $1,639,935              $1,711,479
                                   ==========              ==========

                           ELECTRIC FUEL CORPORATION

Inventory is presented net of inventory for retail sales pf consumer battery products, which is presented in Assets of Discontinued Operations. In the third quarter of 2002 the Company wrote off inventory for retail sales of consumer battery products in the amount of $2.45 million due to discontinuation of this segment.

NOTE 3:  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 does not have a material impact on the Company's results of operations or financial position.

In November 2002, the EITF published Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," or EITF Issue No. 00-21, which addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to all revenue arrangements that we enter into after June 30, 2003. The Company does not expect the adoption of EITF Issue No. 00-21 to have a material impact on our financial condition or results of operations.

In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No., or FIN, 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin, or ARB, No. 51." FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 also requires enhanced disclosure requirements related to variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

NOTE 4:  SEGMENTS INFORMATION

         a. General:

The Company and its subsidiaries operate primarily in two business segments and follow the requirements of SFAS No. 131.

The Company previously managed its business in three reportable segments organized on the basis of differences in its related products and services. With the discontinuance of Consumer Batteries segment and acquiring two subsidiaries during 2002, two reportable segments remain:

                           ELECTRIC FUEL CORPORATION

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

b. The following is information about reported segment gains, losses and assets for the three months ended March 31, 2003 and 2002:




                                                       DEFENSE
                                        ELECTRIC      AND SAFETY
                                     FUEL BATTERIES    PRODUCTS           TOTAL
                                     ---------------  ------------     ------------
THREE MONTHS ENDED MARCH 31,                           U.S. DOLLARS
---------------------------------    ----------------------------------------------
2003:
Revenues from outside customers      $   828,645      $ 3,204,808      $  4,033,453

2002:
Revenues from outside customers      $   570,545      $         -      $    570,545

c. Revenues from major customers:



                                                   2003                 2002
                                            -----------------    -----------------
                                                              %
                                            --------------------------------------
Electric Fuel Batteries:

              Customer A                                 14%                  39%
              Customer B                                  1%                  35%

Defense and Safety Products:

              Customer C                                 24%                    -
              Customer D                                 28%                    -

NOTE 5:  CONVERTIBLE DEBENTURES

Pursuant to the terms of a Securities Purchase Agreement (the "SPA") dated December 31, 2002, the Company issued and sold to a group of institutional investors 9% secured convertible debentures due June 30, 2005 ("Debentures") in an aggregate principal amount of $3.5 million. The Debentures were convertible at any time prior to June 30, 2005 at a conversion price of $0.75 per share. In April 2003, this conversion price was amended to $0.64 per share, and the Debentures are hence now convertible into a maximum of 5,468,750 shares of common stock.

As part of the SPA , the Company issued to the purchasers of its Debentures an aggregate of 3,500,100 warrants, exercisable at prices ranging from $0.84 to $0.93. In April 2003, the Company amended the warrants to adjust their exercise prices to $0.64.

In determining whether the Debentures include a beneficial conversion option in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Continently Adjustable Conversion Ratios," and EITF 00-27, the total proceeds were allocated to the Debentures and the detachable warrants based on their related fair values. The fair value of these

                           ELECTRIC FUEL CORPORATION

warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 3.5%, a volatility factor 64%, dividend yields of 0% and a contractual life of five years.

In connection with these Debentures, the Company will record financial expenses of approximately $600,000 and in connection with the warrants, the Company will record financial expenses of approximately $1,290,000. The total of $1,890,000 will be amortized ratably over the life of the Debentures until June 30, 2005.

The Debentures are presented in the balance sheet as follows:

                                                                     MARCH 31,2003
                                                                    ----------------
                                                                       Unaudited
Principle amount................................................     $   3,500,000
Compensation related to issuance of warrants and debenture......        (1,890,000)
Financial expenses related to amortization of compensation......           189,000
                                                                    ----------------
Total debentures, net...........................................     $   1,799,000
                                                                    ================

Note 6:  CONTINGENCIES

The Company has received a letter from the Israel Investment Center alleging, without any specifics, that the Company has not abided by the terms of certain of the Company's grants from them. The Company believes that it has fully complied with all the terms of its grants, and it has set an appointment with the Israel Investment Center to discuss the contents of their letter.

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

     Revenue Recognition and Bad Debt

         We generate revenues primarily from sales of multimedia and interactive digital training systems and use-of-force simulators specifically targeted for law enforcement and firearms train-

                           ELECTRIC FUEL CORPORATION

ing and from service contracts related to such sales, from providing lightweight armoring services of vehicles, and, to a lesser extent, from sale of zinc-air battery products for defense applications and from development services and long-term arrangements subcontracted by the U.S government. We recognize revenues in respect of products when, among other things, we have delivered the goods being purchased and we believe collectibility to be reasonably assured. We do not grant a right of return to our customers. We perform ongoing credit evaluations of our customers' financial condition and we require collateral as deemed necessary. An allowance for doubtful accounts is determined with respect to those accounts that we have determined to be doubtful of collection. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required, and this might cause a revision of recognized revenues.

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

                           ELECTRIC FUEL CORPORATION

         As a result of MDT and IES acquisitions, we recorded goodwill in the amount of $5.0 million as of March 31, 2003.

     IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

         Long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. As of March 31, 2003, no impairment losses have been identified.

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

         As a result of MDT and IES acquisitions, we recorded intangible assets in the amount of $2.3 million as of March 31, 2003.

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

         In November 2002, the EITF published Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," or EITF Issue No. 00-21, which addresses how to deter-

                           ELECTRIC FUEL CORPORATION


mine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to all revenue arrangements that we enter into after June 30, 2003. The Company does not expect the adoption of EITF Issue No. 00-21 to have a material impact on our financial condition or results of operations.

         In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No., or FIN, 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin, or ARB, No. 51." FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 also requires enhanced disclosure requirements related to variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

RECENT DEVELOPMENTS

     CECOM ORDER

         In April 2003, we announced that we had received an additional $1.6 million order from CECOM for a delivery order of advanced Zinc-Air batteries, with deliveries anticipated to take placed from September through November 2003.

GENERAL

         During the first quarter of 2003, we continued the process of integrating our two new subsidiaries, IES and MDT, and we continued our focus on increasing our activities in the defense and security sectors, following the expansion of our battery development and procurement contracts with the US Army's Communications Electronics Command (CECOM) and other defense-related agencies. We also concentrated intensive efforts on various cost-cutting strategies, including downsizing staff in areas showing lower productivity.

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

                           ELECTRIC FUEL CORPORATION

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

         During the first quarter of 2003, we continued to invest in strengthening our intellectual property position. We have 42 unexpired U.S. patents and 15 corresponding European patents issued covering general aspects and various applications of our Zinc-Air technology; these patents expire between 2007 and 2018.

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

                           ELECTRIC FUEL CORPORATION

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

         We have received a letter from the Israel Investment Center alleging, without any specifics, that we have not abided by the terms of certain of our grants from them. We believe that we have fully complied with all the terms of our grants, and we have set an appointment with the Israel Investment Center to discuss the contents of their letter.

         We incurred significant operating losses for the years ended December 31, 2000, 2001 and 2002 and the first three months of 2003. While we expect to continue to derive revenues from the sale of defense and security products that we manufacture (directly and through our subsidiaries) and from components of the Electric Fuel Electric Vehicle System, there can be no assurance that we will ever derive such revenues or achieve profitability.

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

RESULTS OF OPERATIONS

     PRELIMINARY NOTE

         Results for the three months ended March 31, 2003 include the results of IES and MDT for such period as a result of our acquisitions of these companies early in the third quarter of 2002. The results of IES and MDT were not included in our operating results for the three months ended March 31, 2002. Accordingly, the following period-to-period comparisons should not necessarily be relied upon as indications of future performance.

         In addition, results are net of the operations of the retail consumer battery products, which operations were discontinued in the third quarter of 2002.

                           ELECTRIC FUEL CORPORATION

THREE MONTHS ENDED MARCH 31, 2003, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

         REVENUES. Revenues from continuing operations for the three months ended March 31, 2003 totaled $4.0 million, compared to $571,000 million for the comparable period in 2002, an increase of $3.5 million, or 607%. This increase was primarily the result of the inclusion of IES and MDT in our results in 2003.

         During the first quarter of 2003, we recognized revenues from the sale of interactive use-of-force training systems (through our IES subsidiary), from providing armoring services under vehicle armoring contracts (through our MDT subsidiary), and from the sale of lifejacket lights, as well as under contracts with the U.S. Army's CECOM for deliveries of batteries and for design and procurement of production tooling and equipment. We also recognized revenues from subcontracting fees received in connection with Phase III of the United States Department of Transportation (DOT) program, which began October 2002. We participate in this program as a member of a consortium seeking to demonstrate the ability of the Electric Fuel battery system to power a full-size, all-electric transit bus. The total program cost of Phase III was $2 million, 50% of which was covered by the DOT subcontracting fees. Subcontracting fees cover less than all of the expenses and expenditures associated with our participation in the program. In 2002, we derived revenues principally from the sale of lifejacket lights, under contracts with the U.S. Army's CECOM for deliveries of batteries and for design and procurement of production tooling and equipment and from subcontracting fees received in connection with the DOT program. We also recognized revenues from subcontracting fees received in connection with Phase II of the United States Department of Transportation (DOT) program, which began in the fourth quarter of 2001 and was completed in July 2002.

         In the first quarter of 2003, revenues were $3.2 million for the Defense and Security Products Division (compared to $0 in the first quarter of 2002, due to the inclusion of IES and MDT in our 2003 results, and $829,000 for the Electric Fuel Batteries Division (compared to $571,000 in the first quarter of 2002, an increase of $258,000, or 45%), due primarily to an increase in revenues  from  CECOM  batteries  sold to the U.S.  Army.  Of the  $3.2  million increase in Defense and Security Products revenues, $2.0 million was attributable to the inclusion of IES in our results in the first quarter of 2003 and $1.2 million was attributable to the inclusion of MDT in our results in the first quarter of 2003.

         COST OF REVENUES AND GROSS PROFIT. Cost of revenues totaled $2.6 million during the first quarter of 2003, compared to $384,000 in the first quarter of 2002, an increase of $2.3 million, or 587%, due to the inclusion of IES and MDT in our 2003 results.

         Direct expenses for our two divisions during the first quarter of 2003 were $2.9 million for the Defense and Security Products Division (compared to $0 in the first quarter of 2002, due to the inclusion of IES and MDT in our 2003 results), and $1.0 million for the Electric Fuel Batteries Division (compared to $489,000 in the first quarter of 2002, an increase of $503,000, or 103%), due primarily to an increase in sales and activities related to CECOM batteries.

         Of the $2.9 million increase in Defense and Security Products direct expenses, $1.7 million was attributable to the inclusion of IES in our results in the first quarter of 2003 and $1.2 million was attributable to the inclusion of MDT in our results in the first quarter of 2003.

                           ELECTRIC FUEL CORPORATION

         Gross profit was $1.4 million during the first quarter of 2003, compared to $187,000 during the first quarter of 2002, an increase of $1.2 million, or 649%. This increase was the direct result of all factors presented above, most notably the inclusion of IES and MDT in our 2003 results. In the first quarter of 2003, IES contributed $970,000 to our gross profit, MDT contributed $358,000, and our other product lines contributed $71,000.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the first quarter of 2003 were $358,000, compared to $101,000 the first quarter of 2002, an increase of $258,000, or 256%. This increase was the result of the research and development activities that support the activities at our CECOM facility in Auburn, Alabama, which accounted for $173,000 of the increase, and the inclusion of IES and MDT, which accounted for $84,000 of the increase, in our 2003 results.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses for the first quarter of 2003 were $704,000, compared to $57,000 the first quarter of 2002, an increase of $647,000, or 1,136%. This increase was primarily attributable to the following factors:

     >> We had sales and marketing expenses in the first quarter of 2003 related to IES of $505,000, which we did not have the first quarter of 2002;

     >> We had sales and marketing expenses in the first quarter of 2003 related to MDT of $76,000, which we did not have the first quarter of 2002; and

     >> We incurred expenses for consultants in the amount of $55,000 in connection with our CECOM battery program with the U.S. Army.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the first quarter of 2003 were $1.0 million compared to $1.2 million the first quarter of 2002, a decrease of $236,000, or 19%. This decrease was primarily attributable to the write-down in 2002 of certain notes receivable from stockholders and to certain expenses in 2002 related to options granted to a financial consultant in the aggregate amount of $440,000, which were not repeated in 2003, which decrease was partially offset by the inclusion of the expenses of IES ($180,000) and MDT ($108,000) in our 2003 results.

         FINANCIAL (EXPENSES) INCOME, NET. Financial (expenses) income, net of interest expenses and exchange differentials, totaled approximately $(261,000) in the first quarter of 2003 compared to $64,000 the first quarter of 2002, an increase of $325,000. This increase in financial expenses was due primarily to $88,000 in interest expense on our debentures during the first quarter of 2003, and amortization of compensation related to the issuance of our debentures and the warrants that we issued in connection with our debentures in the amount of $189,000, which expenses had no equivalent during the first quarter of 2002.

         INCOME TAXES. We and certain of our subsidiaries incurred net operating losses during the first quarter of 2003 and 2001 and, accordingly, we were not required to make any provision for income taxes. MDT had taxable income, but we may use EFL's losses to offset MDT's income, and accordingly MDT has made no provision for income taxes.

                           ELECTRIC FUEL CORPORATION

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets totaled $312,000 in the first quarter of 2003, compared to $0 the first quarter of 2002, due to amortization of intangibles assets related to our purchase of IES and MDT in 2002. Of this $312,000 increase, $263,000 was attributable to amortization of intangibles assets related to our purchase of IES and $49,000 was attributable to amortization of intangibles assets related to our purchase of MDT.

         NET LOSS FROM CONTINUING OPERATIONS. Due to the factors cited above, we reported a net loss from continuing operations of $1.3 million in the first quarter of 2003, compared to a net loss of $1.2 million the first quarter of 2002, an increase of $136,000, or 12%.

         NET LOSS FROM DISCONTINUED OPERATIONS. In the third quarter of 2002, we decided to discontinue operations relating to the retail sales of our consumer battery products. Accordingly, all revenues and expenses related to this segment have been presented in our consolidated statements of operations for the three months ended March 31, 2003 in an item entitled "Loss from discontinued operations."

         Net loss from discontinued operations in the first quarter of 2003 was $96,000, compared to $2.2 million the first quarter of 2002, a decrease of $2.1 million, or 96%.

         NET LOSS. Due to the factors cited above, we reported a net loss of $1.4 million in the first quarter of 2003, compared to a net loss of $3.3 million the first quarter of 2002, a decrease of $1.9 million, or 58%.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2003, we had cash and cash equivalents of approximately $1.9 million, compared to $12.8 million as of March 31, 2002, a decrease of $10.9 million. The decrease in cash was primarily the result of losses incurred in our consumer battery division, which we shut down in the third quarter of 2002, the costs of the acquisitions of IES and MDT, and working capital needed in our other segments.

         We used available funds in the first three months of 2003 primarily for sales and marketing, continued research and development expenditures, and other working capital needs. We increased our investment in fixed assets by $139,000 (including fixed assets used in discontinued operations) during the quarter ended March 31, 2003, primarily in the Electric Fuel Batteries Division. Our fixed assets amounted to $2.4 million at quarter end.

         Based on our internal forecasts, we believe that our present cash position and cash flows from operations will be sufficient to satisfy our estimated cash requirements through the next year. This belief is based on certain assumptions that our management believes to be reasonable, some of which are subject to the risk factors detailed below. We may seek additional funding, including through the issuance of equity or debt securities. However, there can be no assurance that we would be able to obtain any such additional funding, and if such additional funding could not be secured, we would have to further modify, reduce, defer or eliminate certain of our anticipated future commitments and/or programs, in order to continue future operations.

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

                           ELECTRIC FUEL CORPORATION


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

                           ELECTRIC FUEL CORPORATION

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

                           ELECTRIC FUEL CORPORATION

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

     WE WILL NEED TO DEVELOP THE EXPERIENCE TO MANUFACTURE CERTAIN OF OUR PRODUCTS IN COMMERCIAL QUANTITIES AND AT COMPETITIVE PRICES.

         We currently have limited experience in manufacturing in commercial quantities and have, to date, produced only limited quantities of military batteries and components of the batteries for electric vehicles. In order for us to be successful in the commercial market, these products must be manufactured to meet high quality standards in commercial quantities at competitive prices. The development of the necessary manufacturing technology and processes will require extensive lead times and the commitment of significant amounts of financial and engineering resources, which may not be available to us. We cannot assure you that we will successfully de-

                           ELECTRIC FUEL CORPORATION

velop this technology or these processes. Moreover, we cannot assure you that we will be able to successfully implement the quality control measures necessary for commercial manufacturing.

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

                           ELECTRIC FUEL CORPORATION

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

         Approximately 22.9% of the stock of EFL was deemed to be beneficially owned (directly or indirectly by application of certain attribution rules) as of December 31, 2002 by four United States citizens: Leon S. Gross, Austin W. Marxe and David M. Greenhouse, and Robert S. Ehrlich (see "Item 12. Security Ownership of Certain Beneficial Owners and Management") (information with respect to the stockholdings of Messrs. Marxe and Greenhouse is based on a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2002, as amended on February 13, 2003). If more than 50% of either (i) the voting power of our stock, or (ii) the to-

                           ELECTRIC FUEL CORPORATION


tal value of our stock, is ever acquired or deemed to be acquired by five or fewer individuals (including, if applicable, those individuals who currently own an aggregate of 22.9% of our shares) who are United States citizens or residents, EFL would satisfy the foreign personal holding company (FPHC) stock ownership test under the Internal Revenue Code, and we could be subject to additional U.S. taxes (including PHC tax) on any "undistributed FPHC income" of EFL. We believe that EFL has not had any material undistributed FPHC income. However, no assurance can be given that EFL will not become a FPHC and have undistributed FPHC income in the future.

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

         There can be no assurance that our common stock will remain listed on the Nasdaq National Market. If our common stock were to be delisted from the Nasdaq National Market, we
                                       31

                           ELECTRIC FUEL CORPORATION

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

         Pursuant to a voting rights agreement dated September 30, 1996, as amended, between Leon S. Gross, Robert S. Ehrlich, Yehuda Harats and us, Lawrence M. Miller, Mr. Gross's advisor, is entitled to be nominated to serve on our board of directors so long as Mr. Gross, his heirs or assigns retain beneficial ownership of at least 1,375,000 shares of common stock. In addition,

                           ELECTRIC FUEL CORPORATOIN

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

                           ELECTRIC FUEL CORPORATION

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

                           ELECTRIC FUEL CORPORATION

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

     ANY FAILURE TO OBTAIN THE TAX BENEFITS FROM THE STATE OF ISRAEL THAT WE EXPECT TO RECEIVE COULD NEGATIVELY IMPACT OUR PLANS AND PROSPECTS.

         We benefit from various Israeli government programs, grants and tax benefits, particularly as a result of the "approved enterprise" status of a substantial portion of our existing facilities and the receipt of grants from the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade. To be eligible for some of these programs, grants and tax benefits, we must continue to meet certain conditions, including producing in Israel and making specified investments in fixed assets. If we fail to meet such conditions in the future, we could be required to refund grants already received, adjusted for inflation and interest. From time to time, the government of Israel has discussed reducing or eliminating the benefits available under approved enterprise programs. We cannot assure you that these programs and tax benefits will be contin-

                           ELECTRIC FUEL CORPORATION

ued in the future at their current levels or at all. The Government of Israel has announced that programs receiving approved enterprise status in 1996 and thereafter will be entitled to a lower level of government grants than was previously available. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the approved enterprise status of a substantial portion of our existing facilities and approved programs and as a recipient of grants from the office of the Chief Scientist) could have a material adverse effect on our business, results of operations and financial condition. In addition, EFL has granted a floating lien (that is, a lien that applies not only to assets owned at the time but also to after-acquired assets) over all of EFL's assets as a security to the State of Israel to secure its obligations under the approved enterprise programs.

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

                           ELECTRIC FUEL CORPORATION

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

         Certain of our activities are carried out by our wholly-owned subsidiaries EFL and MDT, at their facilities in Israel, and we market some of our products in Israel; accordingly we have sales and expenses in New Israeli Shekels. However, the majority of our sales are made outside Israel in U.S. dollars, and a substantial portion of our costs are incurred in U.S. dollars or in New Israeli Shekels linked to the U.S. dollar. Therefore, our functional currency is the U.S. dollar.

                           ELECTRIC FUEL CORPORATION

                                     PART II

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K.

     (b) The following reports on Form 8-K were filed during the first quarter of 2003:

        DATE FILED                                     ITEM REPORTED
        ----------                                     -------------
January 6, 2003...........Sale of $3,500,000  principal amount 9% Secured  Convertible  Debentures
                          due  June  30,  2005  and  certain  other  related   transactions,   and
                          settlement with former CEO

                           ELECTRIC FUEL CORPORATION
                                   SIGNATURES

-------------------------------------------------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ELECTRIC FUEL CORPORATION

                                     By:      /s/ Robert S. Ehrlich
                                        ----------------------------------------
                                          Name:   Robert S. Ehrlich
                                          Title:  Chairman, President and CEO



                                              /s/ Avihai Shen
                                        ----------------------------------------
                                          Name:   Avihai Shen
                                          Title:  Vice President - Finance
                                                  (Principal Financial Officer)

Dated:   May 14, 2003

                           ELECTRIC FUEL CORPORATION
                                 CERTIFICATIONS
--------------------------------------------------------------------------------
I, Robert S. Ehrlich, certify that:

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

Date: May 14, 2003

                                   /s/ Robert S. Ehrlich
                                ----------------------------------------------
                                Robert S. Ehrlich, Chairman, President and CEO (Principal Executive Officer)

                           ELECTRIC FUEL CORPORATION
                                 CERTIFICATIONS
--------------------------------------------------------------------------------
I, Avihai Shen, certify that:

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

Date: May 14, 2003

                                        /s/ Avihai Shen
                                     -------------------------------------------
                                     Avihai Shen, Vice President - Finance
                                     (Principal Financial Officer)

                            ELECTRIC FUEL CORPORATION

                                  EXHIBIT INDEX

     EXHIBIT NUMBER                                            DESCRIPTION
     --------------                                            -----------
          99.1          Written Statement of Chief Executive  Officer pursuant to Section 906 of the  Sarbanes-Oxley
                        Act of 2002
          99.2          Written Statement of Chief Financial  Officer pursuant to Section 906 of the  Sarbanes-Oxley
                        Act of 2002