Form 10-Q
period 2003-06-30
ELECTRIC FUEL CORP
filed 2003-08-14
CIK 916529

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2003.
                                                                 -------------



                         Commission file number: 0-23336
                                                 -------


                            ELECTRIC FUEL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                  95-4302784
------------------------------------------    ----------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)


    632 Broadway, Suite 1200, New York, New York                  10012
------------------------------------------------------  ------------------------
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

         The number of shares outstanding of the issuer's common stock as of August 13, 2002 was 40,078,032.

================================================================================

                            ELECTRIC FUEL CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1 - Interim Consolidated Financial Statements (Unaudited):
--------------------------------------------------------------
Consolidated Balance Sheets at June 30, 2003 and December 31, 2002............................     3-4
Consolidated Statements of Operations for the Six Months Ended June 30, 2003 and 2002, and the
    Three Months Ended June 30, 2003 and 2002.................................................       5
Consolidated Statements of Changes in Stockholders' Equity during the Six-Month Period Ended
    June 30, 2003.............................................................................       6
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002.........     7-8
Note to the Interim Consolidated Financial Statements.........................................       9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations      15

Item 3 - Quantitative and Qualitative Disclosures about Market Risk...........................      38

Item 4 - Controls and Procedures..............................................................      39

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.....................................................      40

SIGNATURES....................................................................................      41

                            ELECTRIC FUEL CORPORATION
         Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



                   CONSOLIDATED BALANCE SHEETS (U.S. Dollars)

--------------------------------------------------------------------------------

                                                                               June 30, 2003  December 31, 2002
                                   ASSETS                                       (Unaudited)       (Audited)
CURRENT ASSETS:
    Cash and cash equivalents ............................................      $ 2,502,955      $ 1,457,526
    Certificates of deposit due within one year ..........................           48,305          633,339
    Trade  receivables,  net of  allowance  for  doubtful  accounts in the amount of $41,394 and $40,636 as of June 30, 2003 and  December 31,
      2002, respectively .................................................        3,666,506        3,776,195
    Other receivables ....................................................        1,419,471        1,032,311
    Inventories ..........................................................        2,097,089        1,711,479
    Assets of discontinued operations ....................................          119,158          349,774
                                                                                -----------      -----------

              Total current assets .......................................        9,853,484        8,960,624
                                                                                -----------      -----------

SEVERANCE PAY FUND .......................................................          931,395        1,025,071

PROPERTY AND EQUIPMENT, NET ..............................................        2,414,993        2,555,249

GOODWILL .................................................................        5,037,594        4,954,981

OTHER INTANGIBLE ASSETS, NET .............................................        2,081,236        2,567,457
                                                                                -----------      -----------

                                                                                $20,318,702      $20,063,382
                                                                                ===========      ===========


================================================================================

    The accompanying notes are an integral part of the Financial Statements.

                            ELECTRIC FUEL CORPORATION
                   CONSOLIDATED BALANCE SHEETS (U.S. Dollars)


---------------------------------------------------------------------------------------------------------------------
                                                                                 June 30, 2003     December 31, 2002
                                                                                  (Unaudited)          (Audited)
         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade payables .......................................................      $   2,546,072       $   2,900,117
     Other accounts payable and accrued expenses ..........................          2,053,778           2,009,109
     Current portion of promissory note due to purchase of a subsidiary ...            450,000           1,200,000
     Short term loans .....................................................             25,341             108,659
     Liabilities of discontinued operations ...............................            433,684           1,053,799
                                                                                 -------------       -------------

Total current liabilities .................................................          5,508,875           7,271,684

LONG TERM LIABILITIES
     Accrued severance pay ................................................          2,892,169           2,994,233
     Convertible debenture ................................................            988,572                  --
     Promissory note due to purchase of a subsidiary ......................            477,827             516,793
                                                                                 -------------       -------------

Total long-term liabilities ...............................................          4,358,568           3,511,026

MINORITY RIGHTS ...........................................................             95,078             243,172

SHAREHOLDERS' EQUITY:
     Share capital -
     Common stock - $0.01 par value each;
       Authorized: 100,000,000 shares as of June 30, 2003 and December 31,
         2002; Issued: 40,233,365 shares as of June 30, 2003 and 35,701,594 shares as of December 31, 2002; Outstanding - 39,678,032 shares as
         of June 30, 2003 and 35,146,261 shares as of December 31, 2002 ...            402,335             357,017
     Preferred shares - $0.01 par value each;
       Authorized: 1,000,000 shares as of June 30, 2003 and December 31,
         2002; No shares issued and outstanding as of June 30, 2003 and
         December 31, 2002 ................................................                 --                  --
     Additional paid-in capital ...........................................        119,054,045         114,082,584
     Deferred stock compensation ..........................................            (12,000)            (12,000)
     Accumulated deficit ..................................................       (104,522,494)       (100,673,619)
     Treasury stock, at cost (common stock - 555,333 shares as of June 30,
       2003 and December 31, 2002) ........................................         (3,537,106)         (3,537,106)
     Notes receivable from shareholders ...................................         (1,195,045)         (1,177,589)
     Accumulated other comprehensive income (loss) ........................            166,446              (1,786)
                                                                                 -------------       -------------

Total shareholders' equity ................................................         10,356,181           9,037,501
                                                                                 -------------       -------------

                                                                                 $  20,318,702       $  20,063,382
                                                                                 =============       =============

================================================================================

    The accompanying notes are an integral part of the Financial Statements.

                            ELECTRIC FUEL CORPORATION
        CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (U.S. Dollars)

---------------------------------------------------------------------------------------------------------------------
                                                   Six months ended June 30,           Three months ended June 30,
                                                -------------------------------       -------------------------------
                                                     2003               2002               2003               2002
                                                ------------       ------------       ------------       ------------
Revenues .................................      $  7,526,588       $    995,598       $  3,493,135       $    425,053

Cost of revenues .........................         5,112,889            759,874          2,479,170            376,246
                                                ------------       ------------       ------------       ------------

Gross profit .............................         2,413,699            235,724          1,013,965             48,807

Research and development .................           510,544            218,647            152,505            118,147

Selling and marketing expenses ...........         1,637,576            159,639            933,589            102,700

General and administrative expenses ......         2,473,507          2,386,833          1,460,752          1,116,511

Amortization of intangible assets ........           623,543                 --            311,771                 --
                                                ------------       ------------       ------------       ------------

                                                   5,245,170          2,765,119          2,858,617          1,337,358
                                                ------------       ------------       ------------       ------------

Operating loss ...........................        (2,831,471)        (2,529,395)        (1,844,652)        (1,288,551)

Financial (expenses) income, net .........          (983,821)           116,719           (725,609)            52,556
                                                ------------       ------------       ------------       ------------

Net loss before taxes ....................        (3,815,292)        (2,412,676)        (2,570,261)        (1,235,995)

Tax expenses .............................          (277,047)              (476)          (274,185)              (373)
                                                ------------       ------------       ------------       ------------

Net loss before minority interest in
   profit of a subsidiary ................        (4,092,339)        (2,413,152)        (2,844,446)        (1,236,368)

Loss to minority .........................           160,298                 --            203,526                 --
                                                ------------       ------------       ------------       ------------

Net loss from continuing operations ......      $ (3,932,041)      $ (2,413,152)      $ (2,640,920)      $ (1,236,368)

Profit (loss) from discontinued operations            83,166         (3,560,881)           179,127         (1,423,456)
                                                ------------       ------------       ------------       ------------

Net loss for the period ..................      $ (3,848,875)      $ (5,974,033)      $ (2,461,793)      $ (2,659,824)
                                                ============       ============       ============       ============

Basic and diluted net loss per share from
  continuing operations ..................      $      (0.11)      $      (0.08)      $      (0.07)      $      (0.04)
                                                ============       ============       ============       ============

Basic and diluted net loss per share from
  discontinued operations ................      $       0.00       $      (0.12)      $       0.00       $      (0.05)
                                                ============       ============       ============       ============

Combined basic and diluted net loss per
  share ..................................      $      (0.11)      $      (0.20)      $      (0.07)      $      (0.09)
                                                ============       ============       ============       ============

Weighted average number of shares used in
  computing basic and diluted net loss per
  share ..................................        35,678,067         30,570,107         36,209,872         30,963,919
                                                ============       ============       ============       ============


================================================================================

    The accompanying notes are an integral part of the Financial Statements.

                            ELECTRIC FUEL CORPORATION

    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (U.S. Dollars)

-------------------------------------------------------------------------------------------------------------------------------
                                       Common Stock            Additional       Deferred
                                ---------------------------      paid-in         stock       Accumulated        Treasury
                                   Shares        Amount          capital      compensation     deficit            stock
                                ------------  -------------  ---------------  ------------ ----------------- ----------------
BALANCE AT JANUARY 1, 2003 -
  AUDITED......................   35,701,594   $  357,017     $114,082,584     $ (12,000)   $(100,673,619)    $ (3,537,106)
CHANGES DURING THE SIX-MONTH
  PERIOD ENDED JUNE 30, 2003
   Compensation related to
   issuance of warrants to
   holders of convertible
     debenture.................                                  1,290,000
   Compensation related to
     beneficial conversion
     feature of convertible
     debentures................                                    600,000
   Conversion of convertible
     debentures................    2,358,871       23,589        1,486,089
   Exercise of warrants issued
     to holders of convertible
     debentures and investors..    1,957,606       19,576        1,405,656
   Shares issued to consultants      215,294        2,153          152,178
   Compensation related to
     options issued to
     consultants...............                                     29,759
   Interest accrued on notes
     receivable from
     shareholders..............                                      7,779
  Other comprehensive loss -
    Foreign currency
    translation adjustment.....
  Net loss.....................                                                                (3,848,875)
                                ------------  -------------  ---------------  ------------ ----------------- ----------------
  Total comprehensive loss.....

BALANCE AT JUNE 30, 2003 -
  UNAUDITED....................   40,233,365   $  402,335     $119,054,045     $ (12,000)   $(104,522,494)    $ (3,537,106)
                                ============  =============  ===============  ============ ================= ================


                                    Notes      Accumulated
                                  receivable      other          Total
                                    from      comprehensive  comprehensive
                                 shareholders      loss           loss            Total
                                -------------- ------------  --------------  --------------
BALANCE AT JANUARY 1, 2003 -
  AUDITED......................  $ (1,177,589)  $   (1,786)                   $  9,037,501
CHANGES DURING THE SIX-MONTH
  PERIOD ENDED JUNE 30, 2003
   Compensation related to
   issuance of warrants to
   holders of convertible
     debenture.................                                               $  1,290,000
   Compensation related to
     beneficial conversion
     feature of convertible
     debentures................                                               $    600,000
   Conversion of convertible
     debentures................        (9,667)                                $  1,500,000
   Exercise of warrants issued
     to holders of convertible
     debentures and investors..                                               $  1,425,232
   Shares issued to consultants                                               $    154,331
   Compensation related to
     options issued to
     consultants...............                                               $     29,759
   Interest accrued on notes
     receivable from
     shareholders..............        (7,779)                                           -
  Other comprehensive loss -
    Foreign currency
    translation adjustment.....                    168,232         168,232    $    168,332
  Net loss.....................                                 (3,848,875)   $ (3,848,875)
                                -------------- ------------  --------------  --------------
  Total comprehensive loss.....                                 (3,680,643)
                                                             ==============
BALANCE AT JUNE 30, 2003 -
  UNAUDITED....................  $ (1,195,045)  $  166,446                    $ 10,356,181
                                ============== ============                  ==============

================================================================================

    The accompanying notes are an integral part of the Financial Statements.

                            ELECTRIC FUEL CORPORATION

         CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited) (U.S. Dollars)

----------------------------------------------------------------------------------------------------------------
                                                                                     Six months ended June 30,
                                                                                      2003              2002
                                                                                   -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss for the period ..................................................      $(3,848,875)      $(5,974,033)
   Net loss for the period from discontinued operations .....................          (83,166)        3,560,881
   Adjustments required to reconcile net loss to net cash used in operating activities:
     Depreciation ...........................................................          348,401           275,000
     Amortization of intangible assets ......................................          623,543                --
     Amortization of deferred financial expenses ............................        1,036,072                --
     Amortization of compensation related to options granted to consultants .           29,759           185,450
     Stock-based compensation due to shares granted to consultants ..........          154,331                --
     Loss to minority .......................................................         (160,298)               --
     Write-off of inventory .................................................           26,000                --
     Impairment of property and equipment ...................................           62,332                --
     Interest (income) expenses accrued on promissory notes due to purchase
       of subsidiary ........................................................          (38,966)               --
     Capital gain from sale of property and equipment .......................           (3,163)           (4,257)
     Write-off of notes receivable from stockholders ........................               --           505,816
     Liability for employee rights upon retirement, net .....................          (10,023)          234,744
   Changes in operating asset and liability items:
     Decrease in trade receivables ..........................................          242,923           121,536
     Increase in other accounts receivable ..................................         (287,559)         (184,095)
     Increase in capitalized research and development projects ..............         (101,894)               --
     Increase in inventories ................................................         (323,595)          (20,810)
     Decrease in trade payables .............................................         (455,504)         (349,867)
     Decrease in accounts payable and accruals ..............................          (72,676)         (230,355)
                                                                                   -----------       -----------
   Net cash used in operating activities from continuing operations
     (reconciled from continuing operations).................................       (2,862,358)       (1,879,990)
   Net cash used in operating activities from discontinued operations
      (reconciled from discontinued operations) .............................         (391,388)       (3,335,379)
                                                                                   -----------       -----------
   Net cash used in operating activities ....................................       (3,253,746)       (5,215,369)
                                                                                   -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Repayment of promissory note related to purchase of subsidiary .........         (750,000)               --
     Purchase of property and equipment .....................................         (270,603)         (142,479)
     Loans granted to stockholders ..........................................               --            (4,528)
     Proceeds from sale of property and equipment ...........................            7,586             4,257
     Decrease in demo inventories, net ......................................           10,317                --
     Decrease in certificates of deposit due within one year ................          585,034                --
     Net cash used in discontinued operations ...............................               --          (237,429)
                                                                                   -----------       -----------
   Net cash used in investing activities ....................................         (417,666)         (380,179)
                                                                                   -----------       -----------
FORWARD .....................................................................      $(3,671,412)       (5,595,548)
                                                                                   -----------       -----------

================================================================================

    The accompanying notes are an integral part of the Financial Statements.

                            ELECTRIC FUEL CORPORATION

         CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited) (U.S. Dollars)

-------------------------------------------------------------------------------------------------------------------
                                                                                      Six months ended June 30,
                                                                                        2003               2002
                                                                                   ------------       ------------
FORWARD .....................................................................      $ (3,671,412)      $ (5,595,548)
                                                                                   ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in short-term credit from banks ...............................           (91,001)                --
     Proceeds from issuance of share capital, net ...........................                --          3,230,000
     Proceeds from exercise of options and warrants .........................         1,325,837            103,410
     Payment of interest and principal on notes receivable from shareholders                 --             43,308
     Convertible debenture received .........................................         3,500,000                 --
                                                                                   ------------       ------------

Net cash provided by financing activities ...................................         4,734,836          3,376,718
                                                                                   ------------       ------------

DECREASE IN CASH AND CASH EQUIVALENTS .......................................         1,063,424         (2,218,830)

DECREASE IN CASH DUE TO EXCHANGE RATE DIFFERENCES ...........................           (17,995)                --

BALANCE OF CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD .........         1,457,526         12,671,754
                                                                                   ------------       ------------

BALANCE OF CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD ...............      $  2,502,955       $ 10,452,924
                                                                                   ============       ============

SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Issuance of share capital (including additional paid-in capital) in respect
  of  notes receivable ......................................................      $         --       $     85,055
                                                                                   ============       ============

Exercise of options and warrants against notes receivable ...................      $     99,394       $     70,000
                                                                                   ============       ============

Conversion of convertible debenture against shares ..........................      $  1,500,000       $         --
                                                                                   ============       ============

Compensation related to beneficial conversion feature of convertible
debentures ..................................................................      $  1,890,000       $         --
                                                                                   ============       ============

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

NOTE 1:  BASIS OF PRESENTATION

         a. Company:

Electric Fuel Corporation ("EFC," "Electric Fuel," or the "Company") and its subsidiaries are engaged in the design, development and commercialization of its proprietary zinc-air battery technology for defense and security products, military applications and electric vehicles. The Company is primarily operating through Electric Fuel Ltd. ("EFL") a wholly-owned subsidiary based in Beit Shemesh, Israel, through IES Interactive Training Systems, Inc., a wholly-owned subsidiary based in Littleton, Colorado, and through M.D.T. Protective Industries, Ltd., a majority-owned subsidiary based in Lod, Israel. The
Company's production facilities are primarily located in Auburn, Alabama, and its research and development operations are primarily located in Israel.

         b. Accounting:

The accompanying condensed interim consolidated financial statements have been prepared by Electric-Fuel Corporation in accordance with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission, and include the accounts of Electric-Fuel Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at June 30, 2003 and the operating results and cash flows for the six months ended June 30, 2003 and 2002. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

The results of operations for the six months ended June 30, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2003.

         c. Accounting for stock-based compensation:

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and FASB No. Interpretation No. 44,

                            ELECTRIC FUEL CORPORATION

"Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of the Company's stock options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized.

Under Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation ("SFAS No. 123"), pro forma information regarding net income and net earnings per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options is amortized over their vesting period and estimated at the date of grant using a Black-Scholes Option Valuation Model with the following weighted-average assumptions for the three and six months ended June 30, 2003 and 2002:

                                      Six months ended June 30,        Three months ended June 30,
                                     -----------------------------    ------------------------------
                                         2003            2002             2003             2002
                                     -------------    ------------    -------------    -------------
                                                              (Unaudited)
               Risk free interest           1%               1.5%            1%               1.5%
               Dividend yields              0%               0%              0%               0%
               Volatility                   0.538            0.643           0.538            0.643
               Expected life                4                4               4                4


Pro forma information under SFAS No. 123:

                                                   Six months ended June 30,             Three months ended June 30,
                                                --------------------------------       ------------------------------
                                                     2003               2002                2003             2002
                                                -------------      -------------       -------------      -----------
                                                                              (Unaudited)
Net loss as reported                               (3,848,875)     $  (5,974,033)      $  (2,461,793)     $(2,659,824)
                                                =============      =============       =============      ===========
Add: Stock-based compensation expense
   determined under fair value method for
   all awards, net of related tax effects       $  (1,413,157)     $  (1,241,117)      $    (701,776)     $  (603,556)
                                                =============      =============       =============      ===========

Pro forma net loss                                 (5,262,032)     $  (7,215,150)      $  (3,163,569)     $(3,263,380)
                                                =============      =============       =============      ===========
Basic and diluted loss per share, as
   reported                                     $       (0.11)     $       (0.20)      $       (0.07)     $     (0.09)
                                                =============      =============       =============      ===========
Pro forma basic and diluted loss per share      $       (0.15)     $       (0.24)      $       (0.09)     $     (0.11)
                                                =============      =============       =============      ===========


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

                                   June 30, 2003        December 31, 2002
                                  -----------------     -----------------
                                    (Unaudited)             (Audited)
Raw materials...................   $     855,933         $     893,666
Work-in-progress................         535,207               296,692
Finished goods..................         705,949               521,121
                                  -----------------     -----------------
                                   $   2,097,089         $   1,711,479
                                  =================     =================

                            ELECTRIC FUEL CORPORATION


Note 3:  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's results of operations or financial position.

In November 2002, the EITF published Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," or EITF Issue No. 00-21, which addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to all revenue arrangements that we enter into after June 30, 2003. The Company does not expect the adoption of EITF Issue No. 00-21 to have a material impact on the Company's financial condition or results of operations.

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

In April 2003, the FASB issued Statements of Financial Accounting Standards No. 149 ("SFAS No. 149"), an amendment to SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. This SFAS is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material impact on the Company's financial condition or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 affects the issuer's accounting for three types of freestanding financial instruments:

                            ELECTRIC FUEL CORPORATION


         >> mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets;

         >> instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; includes put options and forward purchase contracts; and

         >> obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index or varies inversely with the value of the issuers' shares.

SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on the Company's financial condition or results of operations.

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

The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities. The accounting policies of the operating segments are the same as those of the Company. The Company evaluates performance based upon two primary factors, one is the segment's operating income and the other is based on the segment's contribution to the Company's future strategic growth.

b. The following is information about reported segment gains, losses and assets for the six months ended June 30, 2003 and 2002:

                                                             Defense
                                             Electric       and Safety
                                          Fuel Batteries     Products           Total
                                          ---------------  ---------------  ---------------
        Six Months Ended June 30,                          (U.S. dollars)
        ------------------------          -------------------------------------------------
2003:
Revenues from outside customers             $ 2,853,841      $ 4,672,747      $  7,526,588

2002:
Revenues from outside customers             $   995,598      $         -      $    995,598

                            ELECTRIC FUEL CORPORATION

c. Revenues from major customers:

                                                     June 30,
                                       --------------------------------------
                                             2003                 2002
                                       -----------------    -----------------
                                                         %
                                       --------------------------------------
Electric Fuel Batteries:
              Customer A                        30%                  38%
              Customer B                         2%                  31%

Defense and Security Products:
              Customer C                        18%                    -
              Customer D                        22%                    -

Note 5:  CONVERTIBLE DEBENTURES AND WARRANTS

a. Debentures:

Pursuant to the terms of a Securities Purchase Agreement (the "SPA") dated December 31, 2002, the Company issued and sold to a group of institutional investors 9% secured convertible debentures due June 30, 2005 ("Debentures") in an aggregate principal amount of $3.5 million. The Debentures were convertible at any time prior to June 30, 2005 at a conversion price of $0.75 per share. In April 2003, this conversion price was amended to $0.64 per share, and the Debentures became convertible into a maximum of 5,468,750 shares of common stock.

In June 2003, a total of $1,500,000 principal amount of debentures was converted at a conversion price of $0.64 per share.

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

In connection with these Debentures, the Company recorded financial expenses of approximately $600,000 and in connection with the warrants, the Company recorded financial expenses of approximately $1,290,000. The total of $1,890,000 is amortized ratably over the life of the Debentures until June 30, 2005.

The Debentures are presented in the balance sheet as follows:

                                                                June 30, 2003
                                                               ----------------
                                                                 (Unaudited)
Original principle amount....................................   $   3,500,000
Amount converted into shares.................................      (1,500,000)
Compensation related to issuance of warrants and debenture...      (1,890,000)
Financial expenses related to amortization of compensation...         878,572
                                                               ----------------
Total debentures, net........................................   $     988,572
                                                               ================

b. Warrants:

As part of the SPA referred to above, the Company issued to the purchasers of its Debentures an aggregate of 3,500,100 warrants ("Warrants"), exercisable at prices ranging from $0.84 to $0.93. In April 2003, the Company amended the Warrants to adjust their exercise prices to $0.64.

                            ELECTRIC FUEL CORPORATION


In May and June 2003, warrants to purchase a total of 1,957,606 shares of common stock, having an aggregate exercise price of $1,425,232, were exercised. An aggregate of 1,000,029 of these warrant were Warrants issued in connection with the issuance of the Debentures, and were exercised at their exercise price of $0.64 per share. The remaining 957,577 of these warrants had originally been issued in May 2001 at an exercise price of $3.22 per share, but were repriced on June 30, 2003, immediately prior to exercise, to $0.82 per share. In connection with this repricing, the holders of these 957,577 warrants received an aggregate of 638,385 new five-year warrants to purchase shares at an exercise price of $1.45 per share and exercisable after December 31, 2003. As a result of this repricing, the Company will record a compensation expense in the amount of approximately $390,000 in the third quarter of 2003.

Note 6:  CONTINGENCIES

The Company has received a letter from the Israel Investment Center alleging, without any specifics, that the Company has not abided by the terms of certain of the Company's grants from them. The Investment Center accordingly cancelled the Company's "approved enterprise" status in connection with a portion of the Company's existing facilities, but agreed that it would not seek return of any grants issued in the past.

While  continuation  of the Company's  "approved  enterprise"  status would have given the Company certain tax benefits, inasmuch as the Company has a substantial loss carryforward, the Company does not believe that the cancellation of its "approved enterprise" status will have any material adverse effect on it.

Note 7:  SUBSEQUENT EVENTS

         a. Repricing and exercise of warrants:

In July 2003, the Company repriced an additional 400,000 warrants that it had issued in May 2001. These warrants had originally been issued in May 2001 at an exercise price of $3.22 per share, but were repriced in July 2003, immediately prior to exercise, to $0.82 per share. In connection with this repricing, the holders of these 400,000 warrants received an aggregate of 266,667 new warrants to purchase shares at an exercise price of $1.45 per share.

         b. Establishment of new subsidiary:

In August 2003, the Company established a new subsidiary, Arcon Security Corporation, a Delaware corporation based in the United States, to provide homeland security consulting and other services.

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

         Electric Fuel(R) is a registered trademark and Arotech(TM) is a trademark of Electric Fuel Corporation. All company and product names mentioned may be trademarks or registered trademarks of their respective holders. Unless the context requires otherwise, all references to us refer collectively to Electric Fuel Corporation (Arotech) and Arotech's wholly-owned Israeli subsidiary, Electric Fuel (E.F.L.) Limited (EFL), its majority-owned Israeli subsidiary, MDT Protective Industries Ltd., and its wholly-owned Delaware subsidiaries, Electric Fuel Transportation Corp. and IES Interactive Training, Inc.

         The following discussion and analysis should be read in conjunction with the interim financial statements and notes thereto appearing elsewhere in this Quarterly Report. We have rounded amounts reported here to the nearest thousand, unless such amounts are more than 1.0 million, in which event we have rounded such amounts to the nearest hundred thousand.

General

         We are a world leader in primary and refuelable Zinc-Air fuel cell technology, engaging directly and through our subsidiaries in the use of Zinc-Air battery technology for defense and security products and other military applications and for electric vehicles, in car armoring, and in interactive multimedia use-of-force simulators. We operate in two business units:

         >> we develop, manufacture and market defense and security products, including advanced hi-tech multimedia and interactive digital solutions for training of military, law enforcement and security personnel and sophisticated lightweight materials and advanced engineering processes to armor vehicles; and

         >> we pioneer advancements in Zinc-Air battery technology for defense and security products and other military applications and for electric vehicles.

                            ELECTRIC FUEL CORPORATION

         We incurred significant operating losses for the years ended December 31, 2000, 2001 and 2002 and the first six months of 2003. While we expect to continue to derive revenues from the sale of defense and security products that we manufacture (directly and through our subsidiaries) and from components of the Electric Fuel Electric Vehicle System, there can be no assurance that we will ever derive such revenues or achieve profitability.

   Background

         We began work in 1990 on the research, development and commercialization of an advanced Zinc-Air battery system for powering electric vehicles, work that continues to this day. Beginning in 1998, we also began to apply our Zinc-Air fuel cell technology to the defense industry, by receiving and performing a series of contracts from the U.S. Army's Communications-Electronics Command (CECOM) to develop and evaluate advanced primary Zinc-Air fuel cell packs. This effort culminated in 2002 in our receipt of a National Stock Number, a Department of Defense catalog number assigned to products authorized for use by the U.S. military, and our subsequent receipt of $2.5 million and $1.6 million delivery orders for our newly designated BA-8180/U military batteries.

         We further enhanced our capabilities in the defense industry through our purchase in the third quarter of 2002 of two new subsidiaries: IES Interactive Training, Inc., which provides specialized "use of force" training for police, homeland security personnel and the military, and MDT Protective Industries Ltd., which is engaged in the use of sophisticated lightweight materials and advanced engineering processes to armor vehicles.

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

         We were incorporated in Delaware in 1990, and we have been doing business under the name "Arotech Corporation" since February 2003. We anticipate changing our corporate name to Arotech Corporation at our next annual shareholders' meeting in September 2003.

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

                            ELECTRIC FUEL CORPORATION

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

     Vehicle Armoring

         Through our majority-owned MDT Protective Industries Ltd. (MDT), we specialize in using state-of-the-art lightweight ceramic materials, special ballistic glass and advanced engineering processes to fully armor vans and cars. MDT is a leading supplier to the Israeli military, Israeli special forces and special services. MDT's products are proven in intensive battlefield situations and under actual terrorist attack conditions, and are designed to meet the demanding requirements of governmental and private sector customers worldwide.

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

                            ELECTRIC FUEL CORPORATION

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

   Facilities

         Our principal executive offices are located at 632 Broadway, New York, New York 10012, and our telephone number at our executive offices is (646) 654-2107. Our corporate website is www.arotech.com. Our periodic reports to the Securities Exchange Commission, as well as recent filings relating to transactions in our securities by our executive officers and directors, that have been filed with the Securities and Exchange Commission in EDGAR format are available through hyperlinks located on the investor relations page of our website, at http://www.arotech.com/compro/investor.html. Reference to our websites does not constitute incorporation of any of the information thereon or linked thereto into this quarterly report.

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

                            ELECTRIC FUEL CORPORATION

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

Results of Operations

     Preliminary Note

         Results for the six months ended June 30, 2003 include the results of IES and MDT for such period as a result of our acquisitions of these companies early in the third quarter of 2002. The results of IES and MDT were not included in our operating results for the six months ended June 30, 2002. Accordingly, the following period-to-period comparisons should not necessarily be relied upon as indications of future performance.

         In addition, results are net of the operations of the retail consumer battery products, which operations were discontinued in the third quarter of 2002.

Three months ended June 30, 2003, compared to the three months ended June 30, 2002.

         Revenues. Revenues from continuing operations for the three months ended June 30, 2003 totaled $3.5 million, compared to $425,000 for the comparable period in 2002, an increase of $3.1 million, or 722%. This increase was primarily the result of the inclusion of IES and MDT in our results in 2003.

         During the second quarter of 2003, we recognized revenues from two divisions: Defense and Security Products, and Electric Fuel Batteries. Our Defense and Security Products Division recognized revenues from the sale of interactive use-of-force training systems (through our IES subsidiary) and from providing armoring services under vehicle armoring contracts (through our MDT subsidiary). Our Electric Fuel Batteries Division recognized revenues under contracts with the U.S. Army's CECOM for deliveries of military batteries and for design and procurement of production tooling and equipment, and from the sale of lifejacket lights, as well as from subcontracting fees received in connection with the United States Department of Transportation (DOT) program.

                            ELECTRIC FUEL CORPORATION

         In the second quarter of 2003, revenues were $1.5 million for the Defense and Security Products Division (compared to $0 in the second quarter of 2002, due to the inclusion of IES and MDT in our 2003 results, and $2.0 million for the Electric Fuel Batteries Division (compared to $425,000 in the second quarter of 2002, an increase of $1.6 million, or 376%), due primarily to an increase in revenues from CECOM batteries sold to the U.S. Army. Of the $1.5 million increase in Defense and Security Products revenues, $882,000 was attributable to the inclusion of IES in our results in the second quarter of 2003 and $586,000 was attributable to the inclusion of MDT in our results in the second quarter of 2003.

         Cost of revenues and gross profit. Cost of revenues totaled $2.5 million during the second quarter of 2003, compared to $376,000 in the second quarter of 2002, an increase of $2.1 million, or 559%, due to the inclusion of IES and MDT in our 2003 results.

         Direct expenses for our two divisions during the second quarter of 2003 were $2.1 million for the Defense and Security Products Division (compared to $0 in the second quarter of 2002, due to the inclusion of IES and MDT in our 2003 results), and $1.8 million for the Electric Fuel Batteries Division (compared to $523,000 in the second quarter of 2002, an increase of $1.2 million, or 238%), due primarily to an increase in sales and activities related to CECOM batteries.

         Of the $2.1 million increase in Defense and Security Products direct expenses, $1.3 million was attributable to the inclusion of IES in our results in the second quarter of 2003 and $780,000 was attributable to the inclusion of MDT in our results in the second quarter of 2003.

         Gross profit was $1.0 million during the second quarter of 2003, compared to $49,000 during the second quarter of 2002, an increase of $965,000, or 1,977%. This increase was the direct result of all factors presented above, most notably the inclusion of IES and MDT in our 2003 results. In the second quarter of 2003, IES contributed $406,000 to our gross profit, MDT contributed $21,000, and our other product lines contributed $587,000.

         Research and development expenses. Research and development expenses for the second quarter of 2003 were $153,000, compared to $118,000 the second quarter of 2002, an increase of $34,000, or 29%. This increase was the result of the research and development activities that support the activities at our CECOM facility in Auburn, Alabama and the inclusion of IES and MDT in our 2003 results.

         Sales and marketing expenses. Sales and marketing expenses for the second quarter of 2003 were $934,000, compared to $103,000 the second quarter of 2002, an increase of $831,000, or 809%. This increase was primarily attributable to the following factors:

         >> We had sales and marketing expenses in the second quarter of 2003 related to IES of $296,000, which we did not have the second quarter of 2002; and

         >> We incurred expenses in the amount of $536,000 in connection with start-up costs for our security consulting business
                  ($300,000) and in connection with sales of our military batteries ($236,000).

                            ELECTRIC FUEL CORPORATION

         General and administrative expenses. General and administrative expenses for the second quarter of 2003 were $1.5 million compared to $1.1 million the second quarter of 2002, an increase of $344,000, or 31%. This increase was primarily attributable to the inclusion of the expenses of IES ($216,000) and MDT ($126,000) in our 2003 results.

         Financial (expenses) income, net. Financial (expenses) income, net of interest expenses and exchange differentials, totaled approximately $(726,000) in the second quarter of 2003 compared to $53,000 in the second quarter of 2002, an increase of $778,000. This increase in financial expenses was due primarily to $79,000 in interest expense on our debentures during the second quarter of 2003, and amortization of compensation related to the issuance of our debentures and the warrants that we issued in connection with our debentures in the amount of $690,000, which expenses had no equivalent during the second quarter of 2002.

         Income taxes. We and certain of our subsidiaries incurred net operating losses during the second quarter of 2003 and 2002 and, accordingly, were not required to make any provision for income taxes. We have made provision for income taxes relating to MDT in the amount of $274,000 ($140,000 after deduction of minority interest).

         Amortization of intangible assets. Amortization of intangible assets totaled $312,000 in the second quarter of 2003, compared to $0 the second quarter of 2002, due to amortization of intangibles assets related to our purchase of IES and MDT in 2002. Of this increase, $263,000 was attributable to amortization of intangibles assets related to our purchase of IES and $49,000 was attributable to amortization of intangibles assets related to our purchase of MDT.

         Net loss from continuing operations. Due to the factors cited above, we reported a net loss from continuing operations of $2.6 million in the second quarter of 2003, compared to a net loss of $1.2 million the second quarter of 2002, an increase of $1.4 million, or 114%.

         Profit (loss) from discontinued operations. In the third quarter of 2002, we decided to discontinue operations relating to the retail sales of our consumer battery products. Accordingly, all revenues and expenses related to this segment have been presented in our consolidated statements of operations for the three months ended June 30, 2003 in an item entitled "Profit (loss) from discontinued operations."

         Profit from discontinued operations in the second quarter of 2003 was $179,000, compared to a loss from discontinued operations of $1.4 million the second quarter of 2002, a decrease in loss of $1.6 million, or 113%.

         Net loss. Due to the factors cited above, we reported a net loss of $2.5 million in the second quarter of 2003, compared to a net loss of $2.7 million the second quarter of 2002, a decrease of $198,000, or 7%.

Six months ended June 30, 2003, compared to the six months ended June 30, 2002.

         Revenues. Revenues from continuing operations for the six months ended June 30, 2003 totaled $7.5 million, compared to $996,000 for the comparable period in 2002, an increase of

                            ELECTRIC FUEL CORPORATION

$6.5 million, or 656%. This increase was primarily the result of the inclusion of IES and MDT in our results in 2003.

         During the first six months of 2003, we recognized revenues from two divisions: Defense and Security Products, and Electric Fuel Batteries. Our Defense and Security Products Division recognized revenues from the sale of interactive use-of-force training systems (through our IES subsidiary) and from providing armoring services under vehicle armoring contracts (through our MDT subsidiary). Our Electric Fuel Batteries Division recognized revenues under contracts with the U.S. Army's CECOM for deliveries of military batteries and for design and procurement of production tooling and equipment, and from the sale of lifejacket lights, as well as from subcontracting fees received in connection with the United States Department of Transportation (DOT) program.

         In the first six months of 2003, revenues were $4.7 million for the Defense and Security Products Division (compared to $0 in the first six months of 2002, due to the inclusion of IES and MDT in our 2003 results, and $2.9 million for the Electric Fuel Batteries Division (compared to $996,000 in the first six months of 2002, an increase of $1.9 million, or 187%), due primarily to an increase in revenues from CECOM batteries sold to the U.S. Army. Of the $4.7 million increase in Defense and Security Products revenues, $2.8 million was attributable to the inclusion of IES in our results in the first six months of 2003 and $1.8 million was attributable to the inclusion of MDT in our results in the first six months of 2003.

         Cost of revenues and gross profit. Cost of revenues totaled $5.1 million during the first six months of 2003, compared to $760,000 in the first six months of 2002, an increase of $4.4 million, or 573%, due to the inclusion of IES and MDT in our 2003 results.

         Direct expenses for our two divisions during the first six months of 2003 were $4.9 million for the Defense and Security Products Division (compared to $0 in the first six months of 2002, due to the inclusion of IES and MDT in our 2003 results), and $2.8 million for the Electric Fuel Batteries Division (compared to $1.0 million in the first six months of 2002, an increase of $1.8 million, or 173%), due primarily to an increase in sales and activities related to CECOM batteries.

         Of the $4.9 million increase in Defense and Security Products direct expenses, $3.0 million was attributable to the inclusion of IES in our results in the first six months of 2003 and $1.9 million was attributable to the inclusion of MDT in our results in the first six months of 2003.

         Gross profit was $2.4 million during the first six months of 2003, compared to $236,000 during the first six months of 2002, an increase of $2.2 million, or 924%. This increase was the direct result of all factors presented above, most notably the inclusion of IES and MDT in our 2003 results. In the first six months of 2003, IES contributed $1.4 million to our gross profit, MDT contributed $380,000, and our other product lines contributed $658,000.

         Research and development expenses. Research and development expenses for the first six months of 2003 were $511,000, compared to $219,000 the first six months of 2002, an increase of $292,000, or 134%. This increase was the result of the research and development activities

                            ELECTRIC FUEL CORPORATION

that support the activities at our CECOM facility in Auburn, Alabama, which accounted for $367,000 of the increase, and the inclusion of IES and MDT, which accounted for $118,000 of the increase, in our 2003 results. These increases were offset to some extent by a decrease in expenses in other areas of the Electric Fuel Batteries Division.

         Sales and marketing expenses. Sales and marketing expenses for the first six months of 2003 were $1.6 million, compared to $160,000 the first six months of 2002, an increase of $1.5 million, or 926%. This increase was primarily attributable to the following factors:

         >> We had sales and marketing expenses in the first six months of 2003 related to IES of $801,000, which we did not have the first six months of 2002;

         >> We had sales and marketing expenses in the first six months of 2003 related to MDT of $91,000, which we did not have the first six months of 2002; and

         >> We incurred expenses in the amount of $591,000 in connection with start-up costs for our security consulting business
                  ($300,000) and in connection with sales of our military batteries ($291,000).

         General and administrative expenses. General and administrative expenses for the first six months of 2003 were $2.5 million compared to $2.4 million the first six months of 2002, an increase of $87,000, or 4%. This increase was primarily attributable to the inclusion of the expenses of IES ($396,000) and MDT ($233,000) in our 2003 results, which increase was offset by the write-down of notes receivable from stockholders and by expenses related to a 2002 grant of options to one of our investors.

         Financial (expenses) income, net. Financial (expenses) income, net of interest expenses and exchange differentials, totaled approximately $(984,000) in the first six months of 2003 compared to $117,000 the first six months of 2002, an increase of $1.1 million. This increase in financial expenses was due primarily to $167,000 in interest expense on our debentures during the first six months of 2003, and amortization of compensation related to the issuance of our debentures and the warrants that we issued in connection with our debentures in the amount of $879,000, which expenses had no equivalent during the first six months of 2002.

         Income taxes. We and certain of our subsidiaries incurred net operating losses during the first six months of 2003 and 2002 and, accordingly, were not required to make any provision for income taxes. We have made provision for income taxes relating to MDT in the amount of $274,000 ($140,000 after deduction of minority interest).

         Amortization of intangible assets. Amortization of intangible assets totaled $624,000 in the first six months of 2003, compared to $0 the first six months of 2002, due to amortization of intangibles assets related to our purchase of IES and MDT in 2002. Of this increase, $526,000 was attributable to amortization of intangibles assets related to our purchase of IES and $98,000 was attributable to amortization of intangibles assets related to our purchase of MDT.

                            ELECTRIC FUEL CORPORATION

         Net loss from continuing operations. Due to the factors cited above, we reported a net loss from continuing operations of $3.9 million in the first six months of 2003, compared to a net loss of $2.4 million in the first six months of 2002, an increase of $1.5 million, or 63%.

         Profit (loss) from discontinued operations. In the third quarter of 2002, we decided to discontinue operations relating to the retail sales of our consumer battery products. Accordingly, all revenues and expenses related to this segment have been presented in our consolidated statements of operations for the six months ended June 30, 2003 in an item entitled "Loss from discontinued operations."

         Profit from discontinued operations in the first six months of 2003 was $83,000, compared to a loss from discontinued operations of $3.6 million the first six months of 2002, a decrease in loss of $3.6 million, or 102%.

         Net loss. Due to the factors cited above, we reported a net loss of $3.8 million in the first six months of 2003, compared to a net loss of $6.0 million the first six months of 2002, a decrease of $2.1 million, or 36%.

Liquidity and Capital Resources

         As of June 30, 2003, we had cash and cash equivalents of approximately $2.5 million, compared to $1.5 million as of December 31, 2002, an increase of $1.0 million. The increase in cash was primarily the result of issuance of debentures and exercises of warrants.

         We used available funds in the second quarter of 2003 primarily for sales and marketing, continued research and development expenditures, and other working capital needs. We increased our investment in fixed assets by $132,000 during the quarter ended June 30, 2003, primarily in the Electric Fuel Batteries Division. Our fixed assets amounted to $2.4 million at quarter end.

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

         We were incorporated in 1990 and began our operations in 1991. We have funded our operations principally from funds raised in each of the initial public offering of our common stock in February 1994; through subsequent public and private offerings of our common stock and equity and debt securities convertible into shares of our common stock; research contracts and supply contracts; funds received under research and development grants from the
Government of Israel; and sales of products that we and our subsidiaries manufacture. We incurred significant operating losses since our inception. Additionally, as of June 30, 2003, we had an accumulated deficit of approximately $104.5 million. There can be no assurance that we will ever achieve profitability or that our business will continue to exist. Additionally, because we do not presently meet the transaction requirements for filing registration statements for primary offerings of our securities on the simpler Form S-3 registration statement, raising capital through sales of our securities may be more difficult in the future than it has been in the past.

         Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

         Our indebtedness, including the aggregate principal amount of the debentures sold by us in December 2002, aggregated approximately $2.9 million as of June 30, 2003. Accordingly, we are subject to the risks associated with indebtedness, including:

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

                            ELECTRIC FUEL CORPORATION

         Failure to comply with the terms of our debentures could result in a default that could have material adverse consequences for us.

         A failure to comply with the obligations contained in our debenture agreements could result in an event of default under such agreements which could result in an acceleration of the debentures and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. If the indebtedness under the debentures or other indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay in full such indebtedness. The foregoing description of our agreement with our debenture holders is qualified in its entirety by reference to the agreements with our debenture holders filed as exhibits to our Current Report on Form 8-K that we filed with the SEC on January 6, 2003.

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

                            ELECTRIC FUEL CORPORATION

         There can be no assurance of market acceptance of our military Zinc-Air battery products and electric vehicle technology.

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

                            ELECTRIC FUEL CORPORATION


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

                            ELECTRIC FUEL CORPORATION

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

         Most of IES's customers to date have been in the public sector of the U.S., including the federal, state and local governments, and in the public sectors of a number of other countries, and most of MDT's customers have been in the public sector in Israel, in particular the Ministry of Defense. A significant decrease in the overall level or allocation of defense spending or law enforcement in the U.S. or other countries could have a material adverse effect on our future results of operations and financial condition. MDT has already experienced a slowdown in orders from the Ministry of Defense due to budget constraints and a requirement of U.S. aid to Israel that a substantial proportion of such aid be spent in the U.S., where MDT does not yet have a factory in operation.

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

                            ELECTRIC FUEL CORPORATION

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

                            ELECTRIC FUEL CORPORATION

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

         We are highly dependent on certain members of our management and engineering staff, and the loss of the services of one or more of these persons could adversely affect us. We are especially dependent on the services of our Chairman, President and Chief Executive Officer, Robert S. Ehrlich. The loss of Mr. Ehrlich could have a material adverse effect on us. We are

                            ELECTRIC FUEL CORPORATION

party to an employment agreement with Mr. Ehrlich, which agreement expires at the end of 2005. We do not have key-man life insurance on Mr. Ehrlich.

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

         We believe that Electric Fuel and our wholly-owned Israeli subsidiary EFL will be treated as personal holding companies for purposes of the personal holding company (PHC) rules of the Internal Revenue Code of 1986. Under the PHC rules, a PHC is subject to a special 15% tax on its "undistributed PHC income," in addition to regular corporate income tax. We believe that Electric Fuel and EFL have not had any material undistributed PHC income. However, no assurance can be given that Electric Fuel and EFL will not have undistributed PHC income in the future.

         Approximately 21.1% of the stock of EFL was deemed to be beneficially owned (directly or indirectly by application of certain attribution rules) as of June 30, 2002 by four United States citizens: Leon S. Gross, Austin W. Marxe and David M. Greenhouse, and Robert S. Ehrlich (information with respect to the stockholdings of Messrs. Marxe and Greenhouse is based on a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2002, as amended on February 13, 2003). If more than 50% of either (i) the voting power of our stock, or (ii) the total value of our stock, is ever acquired or deemed to be acquired by five or fewer individuals (including, if applicable, those individuals who currently own an aggregate of 21.1% of our shares) who are United States citizens or residents, EFL would satisfy the foreign personal holding company (FPHC) stock ownership test under the Internal Revenue Code, and we could be subject to additional U.S. taxes (including PHC tax) on any "undistributed FPHC income" of EFL. We believe that EFL has not had any material undistributed FPHC income. However, no assurance can be given that EFL will not become a FPHC and have undistributed FPHC income in the future.

     Investors should not purchase our common stock with the expectation of receiving cash dividends.

         We currently intend to retain any future earnings for funding growth and, as a result, do not expect to pay any cash dividends in the foreseeable future.

                            ELECTRIC FUEL CORPORATION

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

         Our common stock trades on the Nasdaq National Market, which specifies certain requirements for the continued listing of common stock. One of these requirements, codified in Marketplace Rule 4450(a)(3), states that a Maintenance Standard 1 company, like us, must maintain stockholders' equity of at least $10 million. As of December 31, 2002, our stockholders' equity had fallen to $9.0 million, and as of March 31, 2003, our stockholders' equity stood at $9.6 million, neither of which met the National Market's continued listing requirements for Maintenance Standard 1. However, as a result of conversions of our debentures and exercises of our warrants in May and June 2003, our stockholders' equity as of June 30, 2003 stood at $10.4 million, bringing us back into compliance with Maintenance Standard 1. Continued compliance with the $10 million stockholders' equity requirement will be dependant in great part upon our ability to become profitable, which would cause our retained earnings to increase, thereby increasing the amount of stockholders' equity. Additional warrant exercises, debenture conversions and/or sales of our common stock would also positively impact our stockholders' equity. Conversely, failure to become profitable may be expected to have a negative impact on stockholders' equity.
         Another of the continued listing standards for our stock on the Nasdaq National Market is the maintenance of a $1.00 bid price. Our stock price has periodically traded below $1.00 in the recent past. If our bid price were to go and remain below $1.00 for 30 consecutive business days, Nasdaq could notify us of our failure to meet the continued listing standards, after which we would have 180 calendar days to correct such failure or be delisted from the Nasdaq National Market. We would also have the opportunity to appeal this notification, although there can be no assurances that this appeal would be resolved favorably.

         There can be no assurance that our common stock will remain listed on the Nasdaq National Market. If our common stock were to be delisted from the Nasdaq National Market, we

                            ELECTRIC FUEL CORPORATION

might apply to be listed on the Nasdaq SmallCap market; however, there can be no assurance that we would be approved for listing on the Nasdaq SmallCap market, which has the same $1.00 minimum bid and other similar requirements as the Nasdaq National Market, although with a lower stockholders' equity requirement of $2.5 million. If we were to move to the Nasdaq SmallCap market, current Nasdaq regulations would give us the opportunity to obtain an additional 180-day grace period and an additional 90-day grace period after that if we meet certain net income, stockholders' equity or market capitalization criteria. While our stock would continue to trade on the over-the-counter bulletin board following any delisting from the Nasdaq, any such delisting of our common stock could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public equity markets.

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

         As of June 30, 2003, our directors, executive officers and principal stockholders and their affiliates (including Leon S. Gross (10.1%), Austin W. Marxe and David M. Greenhouse (7.0%), and Robert S. Ehrlich (5.0%)) collectively are deemed beneficially to own approximately 21.1% of the outstanding shares of our common stock, including options and warrants exercisable within 60 days of February 28, 2003 (information with respect to the stockholdings of Messrs. Marxe and Greenhouse is based on a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2002, as amended on February 13, 2003). As a result, these stockholders are able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, preventing or discouraging a change in control of Electric Fuel.

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

                            ELECTRIC FUEL CORPORATION

after December 28, 1999. Mr. Harats resigned as a director in 2002; however, we believe that Mr. Harats must continue to comply with the terms of this agreement.

     A substantial number of our shares are available for sale in the public market and sales of those shares could adversely affect our stock price.

         Sales of a substantial number of shares of common stock into the public market, or the perception that those sales could occur, could adversely affect our stock price or could impair our ability to obtain capital through an offering of equity securities. As of June 30, 2003, we had 40,078,032 shares of common stock issued and outstanding. Of these shares, 32,336,260 are freely transferable without restriction under the Securities Act of 1933 and 7,526,478 may be sold subject to the volume restrictions, manner-of-sale provisions and other conditions of Rule 144 under the Securities Act of 1933.

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

         As of June 30, 2003, there were outstanding warrants to purchase a total of 6,526,591 shares of our common stock at a weighted average exercise price of $1.91 per share, options to purchase a total of 8,760,626 shares of our common stock at a weighted average exercise price of $1.57 per share, of which 5,283,883 were vested and exercisable within 60 days of such date, at a weighted average exercise price of $2.01 per share, and outstanding debentures and promissory notes convertible into a total of 3,688,971 shares of our common stock at a weighted average conversion price of $0.66 per share. Holders of our options, warrants and convertible debt will probably exercise or convert them only at a time when the price of our common stock is higher than their respective exercise or conversion prices. Accordingly, we may be required to issue shares of our common stock at a price substantially lower than the market price of our stock. This could adversely affect our stock price. In addition, if and when these shares are issued, the percentage of our common stock that existing stockholders own will be diluted.

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

         We have benefited from various Israeli government programs, grants and tax benefits, particularly as a result of the "approved enterprise" status of a portion of our existing facilities and the receipt of grants from the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade. To be eligible for some of these programs, grants and tax benefits, we must continue to meet certain conditions, including producing in Israel and making specified investments in fixed assets. If we fail to meet such conditions in the future, we could be required to refund grants already received, adjusted for inflation and interest. From time to time, the government of Israel has discussed reducing or eliminating the benefits available under approved enterprise programs. In addition, EFL has granted a floating lien (that is, a lien that applies not only to assets

                            ELECTRIC FUEL CORPORATION

owned at the time but also to after-acquired assets) over all of EFL's assets as a security to the State of Israel to secure its obligations under the approved enterprise programs.

     Our grants from the Israeli government impose certain restrictions on us.

         Between 1992 and 2001, our Israeli subsidiary, EFL, has received funding from the Office of the Chief Scientist of the Israel Ministry of Industry and Trade relating to the development of our Zinc-Air battery products, such as our electric vehicle and our batteries and chargers for consumer products. Between 1998 and 2000, we have also received funds from the Israeli-U.S. Bi-National Industrial Research and Development (BIRD) Foundation. Through the end of 2002, we had received an aggregate of $9.9 million (net of royalties paid) from grants from the Chief Scientist and $772,000 from grants from BIRD, and we may receive future grants, the amounts of which would be determined at the time of application. The funding from the Chief Scientist prohibits the transfer or license of know-how and the manufacture of resulting products outside of Israel without the permission of the Chief Scientist. Although we believe that the Chief Scientist does not unreasonably withhold this permission if the request is based upon commercially justified circumstances and any royalty obligations to the Chief Scientist are sufficiently assured, the matter is solely within the discretion of the Chief Scientist, and we cannot be sure that such consent, if requested, would be granted upon terms satisfactory to us or granted at all. Without such consent, we would be unable to manufacture any products developed by this research outside of Israel, even if it would be less expensive for us to do so. Additionally, current regulations require that, in the case of the approved transfer of manufacturing rights out of Israel, the maximum amount to be repaid through royalty payments would be increased to between 120% and 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel, and that an increased royalty rate of up to 5% would be applied. These restrictions could adversely affect our potential revenues and net income from the sale of such products.

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

                            ELECTRIC FUEL CORPORATION

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

ITEM 4. CONTROLS AND PROCEDURES.

         As of the end of the period covered by this report, we performed an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective in ensuring that information that we are required to disclose in the reports that we file of submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

         There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                            ELECTRIC FUEL CORPORATION


                                     Part II

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as exhibits to this report:

         Exhibit Number    Description
         --------------    -----------

                  31.1     Certification of Chief Executive  Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2     Certification of Chief Financial  Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1     Certification of Chief Executive  Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

                  32.2     Certification of Chief Financial  Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002


         (b) The following reports on Form 8-K were filed during the second quarter of 2003 and thereafter:

        Date Filed                                     Item Reported
        ----------                                     -------------
April 4, 2003     Item 5 - Other Events and Regulation FD Disclosure

May 8, 2003       Item 7 - Financial Statements, Pro Forma Financial Information
                  and Exhibits (amendment of 8-K filed on August 12, 2002, as amended on October 11, 2002)

May 12, 2003      Item 7 - Financial Statements, Pro Forma Financial Information
                  and Exhibits and Item 9 - Regulation FD Disclosure

July 17, 2003     Item 5 - Other Events and  Regulation FD Disclosure and Item 7
                  - Financial  Statements,  Pro Forma Financial  Information and
                  Exhibits

August 7, 2003    Item 7 - Financial Statements, Pro Forma Financial Information
                  and Exhibits and Item 12 - Results of Operations and Financial
                  Condition

                            ELECTRIC FUEL CORPORATION

                                   SIGNATURES
--------------------------------------------------------------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ELECTRIC FUEL CORPORATION


                                  By: /s/ Robert S. Ehrlich
                                      ----------------------------------------
                                      Name:  Robert S. Ehrlich
                                      Title: Chairman, President and CEO
                                             (Principal Executive Officer)



                                      /s/ Avihai Shen
                                      ----------------------------------------
                                      Name:  Avihai Shen
                                      Title: Vice President - Finance
                                             (Principal Financial Officer)

Dated: August 13, 2002

                            ELECTRIC FUEL CORPORATION

                                  EXHIBIT INDEX


         Exhibit Number    Description
         --------------    -----------

                  31.1     Certification of Chief Executive  Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2     Certification of Chief Financial  Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1     Certification of Chief Executive  Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

                  32.2     Certification of Chief Financial  Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002