Form 10-Q
period 2003-09-30
AROTECH CORP
filed 2003-11-12
CIK 916529

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.
                                                             -------------------

                         COMMISSION FILE NUMBER: 0-23336
                                                ---------


                               AROTECH CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                DELAWARE                                   95-4302784
------------------------------------------    ---------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)


   632 BROADWAY, SUITE 1200, NEW YORK, NEW YORK               10012
--------------------------------------------------    -------------------------
   (Address of principal executive offices)                 (Zip Code)

                                 (646) 654-2107
    ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


    ------------------------------------------------------------------------
                 (Former address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's common stock as of October 31, 2002 was 42,724,203.


===============================================================================

                               AROTECH CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1 - Interim Consolidated Financial Statements (Unaudited):
--------------------------------------------------------------
Consolidated Balance Sheets at September 30, 2003 and December 31, 2002........................     3
Consolidated Statements of Operations for the Nine Months Ended September 30, 2003 and 2002,
    and the Three Months Ended September 30, 2003 and 2002.....................................     5
Consolidated Statements of Changes in Stockholders' Equity during the Nine-Month Period Ended
    September 30, 2003.........................................................................     6
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002....     7
Note to the Interim Consolidated Financial Statements..........................................     9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.     19
----------------------------------------------------------------------------------------------

Item 3 - Quantitative and Qualitative Disclosures about Market Risk............................     43
-------------------------------------------------------------------

Item 4 - Controls and Procedures...............................................................     43
--------------------------------

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.....................................................................     44
--------------------------

Item 2 - Changes in Securities and Use of Proceeds.............................................     44
--------------------------------------------------

Item 4 - Submission of Matters to a Vote of Security Holders...................................     45
------------------------------------------------------------

Item 5 - Other Information.....................................................................     46
--------------------------

Item 6 - Exhibits and Reports on Form 8-K......................................................     46
-----------------------------------------

SIGNATURES.....................................................................................     47


                               AROTECH CORPORATION

ITEM 1.       INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



                           CONSOLIDATED BALANCE SHEETS
                                 (U.S. DOLLARS)

--------------------------------------------------------------------------------------------------------------------------
                                                                                SEPTEMBER 30, 2003      DECEMBER 31, 2002
                                   ASSETS                                          (Unaudited)            (Note 1.b.)

CURRENT ASSETS:
    Cash and cash equivalents................................................  $        2,652,943       $      1,457,526
    Certificates of deposit due within one year..............................              47,531                633,339
    Trade  receivables,  net of  allowance  for  doubtful  accounts in the amount of $41,000 and $40,636 as of September  30, 2003 and December
      31, 2002, respectively..............................................              5,361,487              3,776,195
    Other receivables........................................................           1,250,566              1,032,311
    Inventories..............................................................           1,650,310              1,711,479
    Assets of discontinued operations........................................              52,262                349,774
                                                                              ----------------------   -------------------

              TOTAL CURRENT ASSETS...........................................          11,015,099              8,960,624
                                                                              ----------------------   -------------------

SEVERANCE PAY FUND...........................................................             917,898              1,025,071

PROPERTY AND EQUIPMENT, NET..................................................           2,377,999              2,555,249

GOODWILL.....................................................................           5,087,239              4,954,981

OTHER INTANGIBLE ASSETS, NET.................................................           2,478,696              2,567,457
                                                                              ----------------------   -------------------

                                                                               $       21,876,931       $     20,063,382
                                                                              ======================   ===================


==========================================================================================================================

    The accompanying notes are an integral part of the Financial Statements.

                               AROTECH CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                 (U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)


---------------------------------------------------------------------------------------------------------------------------
                                                                                SEPTEMBER 30, 2003       DECEMBER 31, 2002
                                                                                   (Unaudited)             (Note 1.b.)
         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade payables..........................................................  $       2,647,805        $      2,900,117
     Other accounts payable and accrued expenses.............................          2,515,630               2,009,109
     Current portion of promissory note due to purchase of a subsidiary......            630,940               1,200,000
     Short term loans........................................................             20,046                 108,659
     Liabilities of discontinued operations..................................            399,958               1,053,798
                                                                              ----------------------   --------------------

TOTAL CURRENT LIABILITIES....................................................          6,214,379               7,271,683

LONG TERM LIABILITIES
     Accrued severance pay...................................................          2,913,146               2,994,233
     Convertible debenture...................................................          1,115,001                       -
     Promissory note due to purchase of a subsidiary.........................            150,000                 516,793
                                                                              ----------------------   --------------------

TOTAL LONG-TERM LIABILITIES..................................................          4,178,147               3,511,026

MINORITY RIGHTS..............................................................             73,230                 243,172

SHAREHOLDERS' EQUITY:
     Share capital -
     Common stock - $0.01 par value each;
       Authorized: 100,000,000 shares as of September 30, 2003 and December
         31, 2002; Issued: 41,420,498 shares as of September 30, 2003 and
         35,701,594 shares as of December 31, 2002; Outstanding - 40,865,165 shares as of September 30, 2003 and 35,146,261 shares as of
         December 31, 2002...................................................            414,207                 357,017
     Preferred shares - $0.01 par value each; ...............................
       Authorized: 1,000,000 shares as of September 30, 2003 and December
         31, 2002; No shares issued and outstanding as of September 30, 2003
         and December 31, 2002...............................................                  -                       -
     Additional paid-in capital                                                      120,105,276             114,082,584
     Deferred stock compensation.............................................            (12,000)                (12,000)
     Accumulated deficit.....................................................       (104,447,685)           (100,673,619)
     Treasury stock, at cost (common stock - 555,333 shares as of September
       30, 2003 and December 31, 2002) ......................................         (3,537,106)             (3,537,106)
     Notes receivable from shareholders......................................         (1,198,798)             (1,177,589)
     Accumulated other comprehensive income (loss)...........................             87,281                  (1,786)
                                                                              ----------------------   --------------------

TOTAL SHAREHOLDERS' EQUITY...................................................         11,411,175               9,037,501
                                                                              ----------------------   --------------------

                                                                               $      21,876,931        $     20,063,382
                                                                              ======================   ====================

===========================================================================================================================

    The accompanying notes are an integral part of the Financial Statements.

                               AROTECH CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)


-----------------------------------------------------------------------------------------------------------------------------------
                                                                  NINE MONTHS ENDED SEPTEMBER 30,  THREE MONTHS ENDED SEPTEMBER 30,
                                                                       2003            2002            2003             2002
                                                                  --------------- --------------- ---------------- ----------------

Revenues......................................................... $   13,232,486  $    4,258,310  $    5,705,898   $    3,262,711

Cost of revenues.................................................      8,365,212       2,428,844       3,252,323        1,668,941
                                                                  --------------- --------------- ---------------- ----------------

Gross profit.....................................................      4,867,274       1,829,466       2,453,575        1,593,770

Research and development.........................................        762,629         379,785         252,085          161,138

Selling and marketing expenses...................................      2,395,190         712,502         757,614          552,863

General and administrative expenses..............................      3,579,371       3,347,955       1,105,864        1,378,485

Amortization of intangible assets ...............................        727,127         251,721         103,584          251,721
                                                                  --------------- --------------- ---------------- ----------------

                                                                       7,464,317       4,691,963       2,219,147        2,344,207
                                                                  --------------- --------------- ---------------- ----------------

Operating profit (loss)..........................................     (2,597,043)     (2,862,497)        234,428         (750,437)

Financial income (expenses), net.................................     (1,084,582)        140,017        (100,761)          23,297
                                                                  --------------- --------------- ---------------- ----------------

Net income (loss) before taxes...................................     (3,681,625)     (2,722,480)        133,667         (727,140)

Tax expenses.....................................................       (308,137)       (105,466)        (31,089)        (104,832)
                                                                  --------------- --------------- ---------------- ----------------

Net income (loss) before minority interest in income of a
   subsidiary....................................................     (3,989,762)     (2,827,946)        102,578         (831,972)

Loss (Income) to minority........................................        134,813         (91,150)        (25,485)         (91,150)
                                                                  --------------- --------------- ---------------- ----------------

Net income (loss) from continuing operations..................... $   (3,854,949) $   (2,919,096) $       77,093   $     (923,122)

Net income (loss) from discontinued operations ..................         80,883     (12,694,639)         (2,285)      (8,716,422)
                                                                  --------------- --------------- ---------------- ----------------

Net income (loss) for the period................................. $   (3,774,066) $  (15,613,735) $       74,808   $   (9,639,544)
                                                                  =============== =============== ================ ================

Basic net earnings (loss) per share from continuing operations... $      (0.10)   $      (0.09)   $       0.00     $      (0.03)
                                                                  =============== =============== ================ ================

Diluted net earnings (loss) per share from continuing operations. $      (0.10)   $      (0.09)   $       0.00     $      (0.03)
                                                                  =============== =============== ================ ================

Basic and diluted net earnings (loss) per share from
  discontinued operations........................................ $       0.00    $      (0.40)   $      (0.00)    $      (0.26)
                                                                  =============== =============== ================ ================

Combined basic net earnings (loss) per share .................... $      (0.10)   $      (0.49)   $       0.00     $      (0.29)
                                                                  =============== =============== ================ ================

Combined diluted net earnings (loss) per share .................. $      (0.10)   $      (0.49)   $       0.00     $      (0.29)
                                                                  =============== =============== ================ ================

Weighted average number of shares used in computing basic net
  earnings (loss) per share......................................     37,276,260      31,545,914      40,371,940       33,441,137
                                                                  =============== =============== ================ ================

Weighted average number of shares used in computing diluted net
  earnings (loss) per share......................................     37,276,260      31,545,914      47,076,792       33,441,137
                                                                  =============== =============== ================ ================


===================================================================================================================================

    The accompanying notes are an integral part of the Financial Statements.

                               AROTECH CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 (U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

-----------------------------------------------------------------------------------------------------------------------------
                                       COMMON STOCK             ADDITIONAL      DEFERRED
                                ---------------------------      PAID-IN          STOCK       ACCUMULATED        TREASURY
                                   SHARES        AMOUNT          CAPITAL      COMPENSATION      DEFICIT           STOCK
                                ------------  -------------  ---------------  ------------ ----------------- ----------------
BALANCE AT JANUARY 1, 2003 -      35,701,594   $  357,017     $114,082,584     $ (12,000)   $(100,673,619)    $ (3,537,106)
  NOTE 1.b.....................
CHANGES DURING THE NINE-MONTH
  PERIOD ENDED SEPTEMBER 30,
  2003
  Compensation related to
    issuance of warrants to
    holders of convertible
     debentures................                                  1,290,000
   Compensation related to
     beneficial conversion
     feature of convertible
     debentures.................                                   600,000
   Conversion of convertible
     debentures................    2,358,871       23,589        1,486,088
   Exercise of warrants........    2,357,606       23,576        1,707,157
   Shares issued to
     consultants and investors.      215,294        2,153          152,178
   Compensation related to
     options and warrants
     issued to consultants and
     investors.................                                    152,844
   Employee option exercises...       97,162          972           56,313
   Conversion of promissory
     note .....................      563,971        5,640          444,360
   Shares issued in connection
     with increase in
     investment in subsidiary .      126,000        1,260          122,220
   Interest accrued on notes
     receivable from
     shareholders..............                                     11,532
   Other comprehensive loss -
     foreign currency
     translation adjustment....
  Net loss.....................                                                                 (3,774,066)
                                ------------  -------------  ---------------  ------------ ----------------- ----------------
  Total comprehensive loss.....


BALANCE AT SEPTEMBER 30, 2003 -
  UNAUDITED.....................  41,420,498   $  414,207     $120,105,276     $ (12,000)   $(104,447,685)    $ (3,537,106)
                                ============  =============  ===============  ============ ================= ================

                               AROTECH CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 (U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

------------------------------------------------------------------------------------------
                                               ACCUMULATED
                                   NOTES          OTHER
                                 RECEIVABLE   COMPREHENSIVE     TOTAL
                                    FROM         INCOME     COMPREHENSIVE
                                SHAREHOLDERS     (LOSS)         LOSS             TOTAL
                                ------------- ------------  --------------  --------------
BALANCE AT JANUARY 1, 2003 -
  NOTE 1.b..................... $ (1,177,589)  $   (1,786)                   $  9,037,501
CHANGES DURING THE NINE-MONTH
  PERIOD ENDED SEPTEMBER 30,
  2003
  Compensation related to
    issuance of warrants to
    holders of convertible
     debentures................                                              $  1,290,000
   Compensation related to
     beneficial conversion
     feature of convertible
     debentures.................                                             $    600,000
   Conversion of convertible
     debentures................       (9,677)                                $  1,500,000
   Exercise of warrants........                                              $  1,730,733
   Shares issued to
     consultants and investors.                                              $    154,331
   Compensation related to
     options and warrants
     issued to consultants and
     investors.................                                              $    152,844
   Employee option exercises...                                              $     57,285
   Conversion of promissory
     note .....................                                              $    450,000
   Shares issued in connection
     with increase in
     investment in subsidiary .                                              $    123,480
   Interest accrued on notes
     receivable from
     shareholders..............      (11,532)                                           -
   Other comprehensive loss -
     foreign currency
     translation adjustment....                    89,067          89,067          89,067
  Net loss.....................                                (3,774,066)   $ (3,774,066)
                                ------------- ------------  --------------  --------------
  Total comprehensive loss.....                                (3,684,999)
                                                            ==============
BALANCE AT SEPTEMBER 30, 2003 -
  UNAUDITED.....................$ (1,198,798)  $   87,281                    $ 11,411,175
                                ============= ============                  ==============

========================================================================================================================


    The accompanying notes are an integral part of the Financial Statements.

                               AROTECH CORPORATION

         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. DOLLARS)

--------------------------------------------------------------------------------------------------------------------------
                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     2003                     2002
                                                                              --------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss for the period...................................................  $     (3,774,066)        $    (15,613,734)
   Net loss (profit) for the period from discontinued operations.............           (80,883)              12,694,639
   Adjustments required to reconcile net loss to net cash used in operating activities:
     Depreciation............................................................           529,155                  445,270
     Amortization of intangible assets.......................................           732,364                  251,720
     Amortization of deferred financial expenses.............................         1,005,001                        -
     Amortization of prepaid financial expenses..............................           236,250                        -
     Stock-based compensation due to options granted to suppliers and
       investors.............................................................           152,844                  185,450
     Stock-based compensation due to shares granted to suppliers.............           154,331                        -
     Stock-based compensation due to shares granted to employees.............                 -                   13,000
     Profit (Loss) to minority...............................................          (134,813)                  91,150
     Write-off of inventory..................................................            23,830                        -
     Impairment of fixed assets..............................................            62,332                        -
     Interest (income) expenses accrued on promissory notes due to purchase
       of subsidiary.........................................................           (35,853)                  20,703
     Capital gain from sale of property and equipment........................            (3,163)                  (4,257)
     Markdown (Markup) of notes receivable from stockholders.................           (12,519)                 341,894
     Accrued severance pay, net..............................................            24,984                  213,745
   Changes in operating asset and liability items:
     Increase in trade receivables...........................................        (1,495,380)                (389,021)
     Increase in accounts receivable.........................................          (336,839)                (101,487)
     Increase in software capitalized research and development costs.........          (169,548)                       -
     Decrease (Increase) in inventories......................................           130,404                 (409,887)
     Increase (Decrease) in trade payables...................................          (320,782)                 250,611
     Increase (Decrease) in accounts payable and accrued expenses............           444,651               (1,100,395)
                                                                              --------------------     -------------------
   Net cash used in operating activities from continuing operations                  (2,867,700)              (3,110,599)
     (reconciled from continuing operations).................................
   Net cash used in operating activities from discontinued operations
      (reconciled from discontinued operations)..............................          (360,502)              (5,042,187)
                                                                              --------------------     -------------------
   NET CASH USED IN OPERATING ACTIVITIES.....................................        (3,228,202)              (8,152,786)
                                                                              --------------------     -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Repayment of promissory note related to purchase of subsidiary..........        (750,000)                       -
     Investment in 100-% owned subsidiaries(1)...............................               -               (2,958,083)
     Investment in 51%-owned subsidiary(2)...................................               -               (1,182,723)
     Purchase of intangible assets and inventory.............................        (196,331)                       -
     Purchase of property and equipment......................................        (417,530)                (226,016)
     Loans granted to stockholders, net......................................          (4,457)                  (4,528)
     Proceeds from sale of property and equipment............................           7,585                    4,257
     Decrease in demo inventories, net.......................................           8,733                   22,332
     Decrease (Increase) in certificates of deposit due within one year......         585,807                 (595,386)
     Net cash used in discontinued operations................................               -                 (317,026)
                                                                              --------------------     -------------------
   NET CASH USED IN INVESTING ACTIVITIES.....................................        (766,193)              (5,257,173)
                                                                              --------------------     -------------------
FORWARD                                                                        $   (3,994,395)          $  (13,409,959)
                                                                              --------------------     -------------------

==========================================================================================================================


    The accompanying notes are an integral part of the Financial Statements.

                               AROTECH CORPORATION

         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. DOLLARS)

--------------------------------------------------------------------------------------------------------------------------
                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     2003                     2002
                                                                              --------------------     -------------------
FORWARD                                                                        $   (3,994,395)          $  (13,409,959)
                                                                              --------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in short-term credit from banks................................         (93,799)                       -
     Proceeds from issuance of share capital, net............................               -                3,624,698
     Proceeds from exercise of options and warrants..........................       1,788,018                  149,997
     Payment on capital lease obligation.....................................            (343)                  (1,541)
     Convertible debenture received..........................................       3,500,000                        -
                                                                              --------------------     -------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES....................................       5,193,876                3,773,154
                                                                              --------------------     -------------------

DECREASE IN CASH AND CASH EQUIVALENTS........................................       1,199,481               (9,636,805)

CASH EROSION DUE TO EXCHANGE RATE DIFFERENCES................................          (4,064)                       -

BALANCE OF CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD..........       1,457,526               12,671,754
                                                                              --------------------     -------------------

BALANCE OF CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD................  $    2,652,943           $    3,034,949
                                                                              ====================     ===================

SUPPLEMENTARY INFORMATION ON ACTIVITIES NOT INVOLVING CASH FLOW:
Issuance of share capital (including additional paid-in capital) in respect
  of notes receivable........................................................  $            -           $       85,055
                                                                              ====================     ===================

Exercise of options and warrants against notes receivable....................  $            -           $       73,000
                                                                              ====================     ===================

Declared dividend not yet paid to minority...................................  $            -           $      410,328
                                                                              ====================     ===================

Purchase of intangible assets against notes receivable.......................  $      300,000           $            -
                                                                              ====================     ===================

Increase of investment in subsidiary against shares of common stock..........  $      123,480           $            -
                                                                              ====================     ===================

Conversion of promissory note to shares of common stock......................  $      450,000           $            -
                                                                              ====================     ===================

Conversion of convertible debenture to shares of common stock................  $    1,500,000           $            -
                                                                              ====================     ===================

Benefit due to convertible debentures and warrants...........................  $    1,890,000           $            -
                                                                              ====================     ===================

-------------------
(1) In July 2002, the Company acquired substantially all of the assets of I.E.S. Electronics Industries U.S.A., Inc. ("IES"). The net fair value of the assets acquired and the liabilities assumed, at the date of acquisition, was as follows:

    The accompanying notes are an integral part of the Financial Statements.

                               AROTECH CORPORATION

         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. DOLLARS)

------------------------------------------------------------------------------------------

                Working capital, excluding cash and cash equivalents   $      1,197,000
                (unaudited)...........................................
                Fixed assets (unaudited)..............................          396,776
                Capital lease obligation (unaudited)..................          (15,526)
                Intangible assets (unaudited).........................        6,694,726
                In-process research and development (unaudited).......           26,000
                                                                      --------------------
                                                                              8,298,976
                Issuance of shares, net (unaudited)...................       (3,653,929)
                Issuance of promissory note (unaudited)...............       (1,686,964)
                                                                      --------------------
                                                                       $      2,958,083
                                                                      ====================

(2) In July 2002, the Company acquired 51% of the outstanding ordinary shares of MDT Protective Industries Ltd. ("MDT"). The net fair value of the assets acquired was as follows :

                Working capital, excluding cash and cash equivalents   $        443,631
                (unaudited)...........................................
                Fixed assets (unaudited)..............................          139,623
                Minority rights (unaudited)...........................         (319,175)
                Intangible assets (unaudited).........................        1,357,721
                                                                      --------------------
                                                                              1,621,800
                Issuance of shares, net (unaudited)...................         (439,077)
                                                                      --------------------
                                                                       $      1,182,723
                                                                      ====================

==========================================================================================



    The accompanying notes are an integral part of the Financial Statements.

                               AROTECH CORPORATION

          NOTE TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:   BASIS OF PRESENTATION

     a.   Company:

Arotech Corporation, formerly known as Electric Fuel Corporation ("Arotech" or the "Company"), and its subsidiaries are engaged in the design, development and commercialization of its proprietary zinc-air battery technology for defense and security products, military applications and electric vehicles. The Company is primarily operating through Electric Fuel Ltd. ("EFL") a wholly-owned subsidiary based in Beit Shemesh, Israel, through IES Interactive Training Systems, Inc., a wholly-owned subsidiary based in Littleton, Colorado, through Electric Fuel Battery Corporation, a wholly-owned subsidiary based in Auburn, Alabama, through M.D.T. Protective Industries, Ltd., a majority-owned subsidiary based in Lod, Israel, and through MDT Armor Corp., a majority-owned subsidiary based in Auburn, Alabama. The Company's production facilities are primarily located in Auburn, Alabama, and its research and development operations are primarily located in Israel.

     b.   Basis of presentation:

The accompanying interim consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at September 30, 2003 and the operating results and cash flows for the nine months ended September 30, 2003 and 2002.

The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     c.   Accounting for stock-based compensation:

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and FASB No. Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of the Company's stock options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized.

Under Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation ("SFAS No. 123"), pro forma information regarding net income and net earnings per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method

                               AROTECH CORPORATION

of SFAS No. 123. The fair value for these options is amortized over their vesting period and estimated at the date of grant using a Black-Scholes Option Valuation Model with the following weighted-average assumptions for the nine and three months ended September 30, 2003 and 2002:

                                   NINE MONTHS ENDED SEPTEMBER 30,    THREE MONTHS ENDED SEPTEMBER 30,
                                   -------------------------------    --------------------------------
                                        2003             2002             2003              2002
                                   ---------------    ------------    --------------    --------------
                                   (Unaudited)

               Risk free interest         1%                 2%              1%                2%
               Dividend yields            0%                 0%              0%                0%
               Volatility                 0.69               0.643           0.69              0.643
               Expected life              4                  4               4                 4

Pro forma information under SFAS No. 123:


                                              NINE MONTHS ENDED SEPTEMBER 30,    THREE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------   --------------------------------
                                                   2003             2002              2003             2002
                                                                          Unaudited
                                                            (U.S. Dollars, except per share data)
                                              -------------------------------------------------------------------
Net income (loss) as reported                 $   (3,774,066)  $  (15,613,735)   $        74,808  $     9,639,544

                                              ===============  ===============   ===============  ===============
Add: Stock-based compensation expense         $   (2,073,362)  $   (1,745,999)   $      (660,205) $      (504,882)
   determined under fair value method for
   all awards, net of related tax effects
                                              ===============  ===============   ===============  ===============

Pro forma net loss                            $   (5,847,428)  $  (17,359,734)   $      (585,397) $  (10,144,426)
                                              ===============  ===============   ===============  ===============
Basic loss per share, as reported             $        (0.10)  $        (0.49)   $          0.00  $        (0.29)
                                              ===============  ===============   ===============  ===============
Diluted loss per share, as reported           $        (0.10)  $        (0.49)   $          0.00  $        (0.29)
                                              ===============  ===============   ===============  ===============
Pro forma basic and diluted loss per share    $        (0.16)  $        (0.55)   $         (0.01) $        (0.30)
                                              ===============  ===============   ===============  ===============

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

                                  SEPTEMBER 30, 2003    DECEMBER 31, 2002
                                  ------------------    -----------------
                                      (Unaudited)           (Note 1.b.)
Raw materials...................   $     953,148         $     893,666
Work-in-progress................         184,667               296,692
Finished goods..................         512,495               521,121
                                  ------------------    -----------------
                                   $   1,650,310         $   1,711,479
                                  ==================    =================

NOTE 3:  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46") which clarifies the application of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. First, FIN No. 46 will require identification of the Company's participation in variable interest entities
(VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a

                               AROTECH CORPORATION

stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIEs, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN No. 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after December 15, 2003. FIN No. 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company does not expect the adoption of FIN No. 46 will have a material impact on its results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 will have a material impact on its results of operations or financial position.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

NOTE 4:  SEGMENT INFORMATION

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

                               AROTECH CORPORATION

primary factors, one is the segment's operating income and the other is based on the segment's contribution to the Company's future strategic growth.

b. The following is information about reported segment revenues, income (losses) and assets for the nine and three months ended September 30, 2003 and 2002 (in U.S. Dollars):

                                          ELECTRIC FUEL          DEFENSE AND
                                            BATTERIES         SECURITY PRODUCTS       ALL OTHER              TOTAL
                                         -----------------    ----------------    -----------------    -----------------
NINE MONTHS ENDED SEPTEMBER 30, 2003
Revenues from outside customers           $    4,697,143       $    8,535,343      $            -       $   13,232,486
Depreciation expenses and amortization          (339,572)            (773,710)           (143,000)          (1,256,282)
Direct expenses (1)                           (4,339,425)          (7,974,297)         (2,440,156)         (14,753,878)
                                         -----------------    ----------------    -----------------    -----------------
Segment gross profit (loss)               $       18,146       $     (212,664)     $   (2,583,156)          (2,777,674)
                                         =================    ================    =================
Financial  expense (after  deduction of
minority interest)                                                                                          (1,077,275)
                                                                                                       -----------------
Net loss from continuing operations                                                                     $   (3,854,949)
                                                                                                       =================
Segment assets (2)                        $    1,404,092       $    8,145,087      $      394,755       $    9,943,934
                                         =================    ================    =================    =================

NINE MONTHS ENDED SEPTEMBER 30, 2002
Revenues from outside customers           $    1,617,310       $    2,641,000      $            -       $    4,258,310
Depreciation expenses and amortization          (233,000)            (261,341)           (172,000)            (666,341)
Direct expenses (1)                           (1,941,196)          (2,182,724)         (2,522,908)          (6,646,828)
                                         -----------------    ----------------    -----------------    -----------------
Segment gross profit (loss)              $      (556,886)      $      196,935      $   (2,694,908)          (3,054,859)
                                         =================    ================    =================
Financial  income  (after  deduction of
minority interest)                                                                                             135,763
                                                                                                       -----------------
Net loss from continuing operations                                                                     $   (2,919,096)
                                                                                                       =================

THREE MONTHS ENDED SEPTEMBER 30, 2003
Revenues from outside customers           $    1,844,061       $    3,861,837      $            -       $    5,705,898
Depreciation expenses and amortization          (113,524)            (122,814)            (48,000)            (284,338)
Direct expenses (1)                           (1,580,982)          (2,863,475)           (799,279)          (5,243,736)
                                         -----------------    ----------------    -----------------    -----------------
Segment gross profit (loss)               $      149,555       $      875,548      $     (847,279)             177,824
                                         =================    ================    =================
Financial  expense (after  deduction of
minority interest)                                                                                            (100,731)
                                                                                                       -----------------
Net profit from continuing operations                                                                   $       77,093
                                                                                                       =================

THREE MONTHS ENDED SEPTEMBER 30, 2002
Revenues from outside customers           $      621,711       $    2,641,000      $            -       $    3,262,711
Depreciation expenses and amortization           (75,000)            (261,341)            (55,000)            (391,341)
Direct expenses (1)                             (928,830)          (2,182,724)           (701,982)          (3,813,536)
                                         -----------------    ----------------    -----------------    -----------------
Segment gross profit (loss)               $     (382,119)      $      196,935      $     (756,982)            (942,166)
                                         =================    ================    =================
Financial  income  (after  deduction of
minority interest)                                                                                              19,044
                                                                                                       -----------------
Net loss from continuing operations                                                                     $     (923,122)
                                                                                                       =================


-------------------------------------
(1) Including sales and marketing, general and administrative and tax expenses.
(2)      Consisting of property and equipment and intangible assets.

NOTE 5:  NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share are computed based on the weighted average number of shares of Common Stock outstanding during the period. For the same periods, diluted net earnings (loss) per share further include the effect of dilutive stock options outstanding during the period, all in accordance with SFAS No. 128, "Earnings per Share." The following table sets forth the computation of basic and diluted net earnings (loss) per share (in U.S. dollars):

                               AROTECH CORPORATION

                                                NINE MONTHS ENDED SEPTEMBER 30,    THREE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------   --------------------------------
                                                     2003             2002              2003             2002
                                                                            Unaudited
1) NUMERATOR:                                            (U.S. Dollars, except share and per share data)
                                                -------------------------------------------------------------------
Net income (loss)                                $  (3,774,066)   $ (15,613,735)    $      74,808     $  (9,639,544)
Effect of dilutive securities:
   Interest expenses attributable to
      convertible debentures *                               -                -            78,750                 -
                                                ---------------  ---------------   ---------------   --------------
   Numerator for combined diluted net
      earnings (loss) per share                     (3,774,066)     (15,613,735)          153,558        (9,639,544)
                                                ===============  ===============   ===============   ==============

Net income (loss) from continuing operations        (3,854,949)      (2,919,096)           77,093          (923,122)
Effect of dilutive securities:
   Interest expenses attributable to
      convertible debentures *                               -                -            78,750                 -
                                                ---------------  ---------------   ---------------   --------------
   Numerator for diluted net earnings (loss)
      per share from continuing operations          (3,854,949)      (2,919,096)          155,843          (923,122)
                                                ===============  ===============   ===============   ==============

Net income (loss)  from discontinued
   operations                                           80,833      (12,694,639)           (2,285)       (8,716,422)
                                                ===============  ===============   ===============   ==============

2) DENOMINATOR:
Weighted average number of shares of Common
   Stock outstanding  during the period
   used to compute basic net earnings (loss) per
   share                                            37,276,260       31,545,914        40,371,940        33,441,137

Incremental shares attributable to exercise
   of outstanding options and warrants
   (assuming proceeds would be used to
   purchase Treasury Stock) **                               -                -         3,300,856                 -
                                                ---------------  ---------------   ---------------   --------------
Incremental shares attributable to
   convertible debentures (assuming
   if-converted method) ***                                  -                -         3,403,996                 -
                                                ---------------  ---------------   ---------------   --------------
Weighted average number of shares of Common
   Stock used to compute diluted net earnings
   (loss) per share                                 37,276,260       31,545,914        47,076,792        33,441,137
                                                ===============  ===============   ===============   ==============


-------------------------------------
  * The effect of inclusion of the interest of the convertible debentures in the nine months ended at September 30, 2003 would have been antidilutive.
 ** The effect of inclusion of options and warrants in the nine months ended at September 30, 2003 and 2002 and the three months ended at September 30, 2002 would have been antidilutive.
*** The effect of inclusion of convertible debentures in the nine months ended at September 30, 2003 would have been antidilutive.

NOTE 6:  CONVERTIBLE DEBENTURES AND WARRANTS

a.       Debentures:

Pursuant to the terms of a Securities Purchase Agreement (the "SPA") dated December 31, 2002, the Company issued and sold to a group of institutional investors 9% secured convertible debentures due September 30, 2005 ("Debentures") in an aggregate principal amount of $3.5 million. The Debentures were convertible at any time prior to September 30, 2005 at a conversion price

                               AROTECH CORPORATION

of $0.75 per share. In April 2003, this conversion price was amended to $0.64 per share, and the Debentures became convertible into a maximum of 5,468,750 shares of common stock.

In June 2003, a total of $1,500,000 principal amount of debentures was converted at a conversion price of $0.64 per share. No debenture conversion occurred during the third quarter of 2003.

In determining whether the Debentures include a beneficial conversion option in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Continently Adjustable Conversion Ratios," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the total proceeds were allocated to the Debentures and the detachable warrants based on their related fair values. The fair value of these warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 3.5%, a volatility factor 64%, dividend yields of 0% and a contractual life of five years.

In connection with these Debentures, the Company recorded beneficial conversion feature of approximately $600,000 and in connection with the warrants, the Company recorded financial expenses of approximately $1,290,000. The total of $1,890,000 is amortized ratably over the life of the Debentures until September 30, 2005.

The Debentures are presented in the balance sheet as follows (U.S. Dollars):

                                                                    SEPTEMBER 30, 2003
                                                                    --------------------
                                                                        (Unaudited)
Original principle amount.......................................     $     3,500,000
Amount converted into shares....................................          (1,500,000)
Compensation related to issuance of warrants and debenture......          (1,890,000)
Financial expenses related to amortization of compensation......           1,005,001
                                                                    --------------------
Total debentures, net...........................................     $     1,115,001
                                                                    ====================

b.       Warrants:

As part of the SPA referred to above, the Company issued to the purchasers of its Debentures an aggregate of 3,500,100 warrants ("Warrants"), exercisable at prices ranging from $0.84 to $0.93. In April 2003, the Company amended the Warrants to adjust their exercise prices to $0.64.

In May and June 2003, warrants to purchase a total of 1,957,606 shares of common stock, having an aggregate exercise price of $1,425,232, were exercised. An aggregate of 1,000,029 of these warrant were Warrants issued in connection with the issuance of the Debentures, and were exercised at their exercise price of $0.64 per share. The remaining 957,577 of these warrants had originally been issued in May 2001 at an exercise price of $3.22 per share, but were repriced immediately prior to exercise to $0.82 per share. In connection with this repricing, the holders of these 957,577 warrants received an aggregate of 638,385 new five-year warrants to purchase shares at an exercise price of $1.45 per share and exercisable after December 31, 2004. As a result of this repricing and the issuance of those new warrants, the Company recorded a compensation expense in the amount of approximately $46,000 in the third quarter of 2003.

In July 2003, warrants to purchase a total of 400,000 shares of common stock, having an aggregate exercise price of $328,000, were exercised. These warrants had originally been issued in May 2001 at an exercise price of $3.22 per share, but were repriced immediately prior to exercise to $0.82 per share. In connection with this repricing, the holders of these 400,000 warrants received an aggregate of 266,667 new five-year warrants to purchase shares at an exercise

                               AROTECH CORPORATION

price of $1.45 per share and exercisable after January 1, 2004. As a result of this repricing and the issuance of these new warrants, the Company recorded a compensation expense in the amount of approximately $77,000 in the third quarter of 2003.

NOTE 7:  CONTINGENCIES

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

NOTE 8:  RECENT DEVELOPMENTS

     a.  Acquisition of an additional interest in MDT:

In September 2003, the Company increased its holdings in both of its vehicle armoring subsidiaries. The Company now holds 88% of MDT Armor Corporation (compared to 76% before this transaction) and 75.5% of MDT Protective Industries Ltd. (compared to 51% before this transaction). The Company acquired the additional stake in MDT from AGA Means of Protection and Commerce Ltd. in exchange for the issuance to AGA of 126,000 shares of its common stock, valued at $0.98 per share based on the closing price of the Company's common stock on the closing date of September 4, 2003, or a total of $123,480. Of this amount, a total of $75,941 was allocated to intangible assets. The Company did not obtain a valuation due to the immaterial nature of this acquisition.

     b.  Acquisition of certain assets of Bristlecone:

In September 2003, the Company's IES subsidiary purchased selected assets of Bristlecone Corporation. The assets purchased consisted of inventories, customer lists, and certain other assets (including intangible assets such as intellectual property and customer lists), including the name "Bristlecone Training Products" and the patents for the Heads Up Display (HUD) and a remote trigger device, used by Bristlecone in connection with its designing and manufacturing firearms training devices, for a total consideration of $183,688 in cash and $300,000 in promissory notes, payable in four equal semi-annual payments of $75,000 each, to become due and payable on March 1, 2004, August 31, 2004, February 28, 2005 and August 31, 2005. The acquired patents are used in the IES's Range FDU (firearm diagnostics unit).

The purchase consideration was estimated as follows:

                                                          U.S. Dollars
                                                        -------------------
                   Cash consideration                   $       33,668
                                                               183,688
                   Present value of promissory notes           289,333
                   Transaction expenses                         12,643
                                                        -------------------
                   Total consideration                   $     485,664
                                                        ===================

                               AROTECH CORPORATION

Based upon a preliminary valuation of tangible and intangible assets acquired, the Company has allocated the total cost of the acquisition of Bristlecone's assets as follows (in U.S. Dollars):

                                                        SEPTEMBER 30, 2003
                                                        -------------------
                   Tangible assets acquired             $       33,668
                                                                33,668
                   Intangible assets
                            Technology and patents             436,746
                            Customer list                       15,250
                                                        -------------------
                   Total consideration                  $      485,664
                                                        ===================

The Company believes that the acquisition of Bristlecone is not material to its business.

NOTE 9:  SUBSEQUENT EVENTS

     a.  Exercise of warrants:

In October 2003, warrants to purchase a total of 500,013 shares of common stock, having an aggregate exercise price of $320,008, were exercised. These warrant were Warrants issued in connection with the issuance of the Debentures, and were exercised at their exercise price of $0.64 per share.

     b.  Debenture conversion:

In October 2003, a total of $850,000 principal amount of debentures was converted into an aggregate of 1,328,125 shares of our common stock at a conversion price of $0.64 per share.

     c.  Sale of debentures:

Pursuant to the terms of a Securities Purchase Agreement dated September 30, 2003 (the "Purchase Agreement") by and between the Company and six institutional investors (the "Investors"), the Company issued and sold to the Investors (i) an aggregate principal amount of $5,000,000 in 8% secured convertible debentures due September 30, 2006 (the "Initial Debentures"), convertible into shares of the Company's common stock at any time after January 1, 2004 at a conversion price of $1.15 per share, and (ii) three-year warrants to purchase up to an aggregate of 1,250,000 shares of the Company's common stock at any time after January 1, 2004 (the "Initial Warrants") at an exercise price of $1.4375 per share.

The Investors also have the right, at their option, at any time prior to September 30, 2006, to purchase up to an additional $6,000,000 in debentures (the "Additional Debentures" and, together with the Initial Debentures, the "Debentures") convertible into shares of the Company's common stock at any time after January 1, 2004 at a conversion price of $1.45 per share, and to receive warrants to purchase up to an aggregate of 1,500,000 shares of the Company's common stock at any time after January 1, 2004 (the "Additional Warrants" and, together with the Initial Warrants, the "Warrants") at an exercise price of $1.8125 per share.

Under the terms of the Debentures and Notes, the Company is not obligated to issue shares of its common stock upon conversion of a Debenture or exercise of a Warrant if the issuance of such shares of common stock would exceed that number of shares of common stock that the Company may issue without breaching the Company's obligations under applicable Nasdaq Marketplace Rules unless and until the Company obtains the approval of its shareholders to the extent required by applicable Nasdaq Marketplace Rules.

                               AROTECH CORPORATION

    d.   Litigation:

In October 2003, I.E.S. Group, the parent company of IES Electronics Industries Ltd., the seller from which the Company purchased the assets of its IES subsidiary, filed a lawsuit in Tel-Aviv District Court against the Company and certain of its past and present officers. The complaint alleges breaches by the Company of certain of its agreements with IES Electronics Industries Ltd. and claims monetary damages in the amount of approximately $3 million. The Company believes that the lawsuit brought by the I.E.S. Group is without merit and intends to fully and completely defend the claims vigorously. Although there can be no assurance, management of the Company does not believe it has any material exposure in this matter.

                               AROTECH CORPORATION


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

         Arotech(TM) is a trademark and Electric Fuel(R) is a registered trademark of Arotech Corporation. All company and product names mentioned may be trademarks or registered trademarks of their respective holders. Unless the context requires otherwise, all references to us refer collectively to Arotech Corporation and Arotech's wholly-owned Israeli subsidiary, Electric Fuel (E.F.L.) Limited (EFL), its majority-owned Israeli subsidiary, MDT Protective Industries Ltd., and its wholly-owned Delaware subsidiaries, Electric Fuel Transportation Corp. and IES Interactive Training, Inc.

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

GENERAL

         We are a world leader in primary and refuelable Zinc-Air fuel cell technology, engaging directly and through our subsidiaries in the use of Zinc-Air battery technology for defense and security products and other military applications and for electric vehicles, in car armoring, and in interactive multimedia use-of-force simulators. We operate in two business units:

         >> we develop, manufacture and market defense and security products, including advanced hi-tech multimedia and interactive digital solutions for training of military, law enforcement and security personnel, sophisticated lightweight materials and advanced engineering processes to armor vehicles, and homeland security consulting and other services; and

         >> we pioneer advancements in Zinc-Air battery technology for defense and security products and other military applications and for electric vehicles.

                               AROTECH CORPORATION

         We incurred significant operating losses for the years ended December 31, 2000, 2001 and 2002 and the first nine months of 2003. While we expect to continue to derive revenues from the sale of defense and security products that we manufacture (directly and through our subsidiaries) and from components of the Electric Fuel Electric Vehicle System, there can be no assurance that we will be able to maintain profitability.

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

         We were incorporated in Delaware in 1990 under the name "Electric Fuel Corporation." We changed our name to "Arotech Corporation" in September 2003.

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

                               AROTECH CORPORATION

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

     Security Consulting

         Through our wholly-owned Arcon Security Corporation subsidiary, we focus on protecting life, assets and operations with minimum hindrance to personal freedom and daily activities. Arcon Security, which provides homeland security consulting and other services, has signed an agreement with Rafael Armament Development Authority Ltd., Israel's leading defense research and
Development Company, to market and implement certain of Rafael's Homeland Security products and technology in the United States.

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

                               AROTECH CORPORATION

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

     Electric Vehicle

         Our Electric Vehicle effort, conducted through our subsidiary Electric Fuel Battery Corporation, continues to focus on obtaining and implementing demonstration projects in the U.S. and Europe, and on building broad industry partnerships that can lead to eventual commercialization of the Zinc-Air energy system. This approach supports our long-term strategy of achieving widespread implementation of the Electric Fuel Zinc-Air energy system for electric vehicles in large commercial and mass transit vehicle fleets. Our all-electric bus, powered by our Zinc-Air fuel cell technology, has demonstrated a world-record 127-mile range under rigorous urban conditions, and we have successfully demonstrated our vehicle in "on-the-road" programs in Germany, Sweden, Italy, Israel and the United States, most recently in public tests in Las Vegas, Nevada in November 2001, and in Washington, D.C., on Capitol Hill, with the participation of certain members of the United States Senate, in March 2002. We intend to strengthen existing relationships and to develop new networks of strategic alliances with fleet operators, companies engaged in energy production and transportation, automobile manufacturers and others in order to establish the infrastructure necessary for further development and commercialization of the Electric Fuel Zinc-Air system.

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

                               AROTECH CORPORATION

at EFL's facilities. We also conduct development and production activities at IES's offices in Littleton, Colorado, and at our new production facility in Auburn, Alabama, which builds and tests advanced batteries for the defense market.

   RECENT DEVELOPMENTS

     Sale of Debentures

         Pursuant to the terms of a Securities Purchase Agreement dated September 30, 2003 (the "Purchase Agreement") by and between Arotech Corporation and six institutional investors (the "Investors"), we issued and sold to the Investors (i) an aggregate principal amount of $5,000,000 in 8% secured convertible debentures due September 30, 2006 (the "Initial Debentures"), convertible into shares of our common stock at any time after January 1, 2004 at a conversion price of $1.15 per share, and (ii) three-year warrants to purchase up to an aggregate of 1,250,000 shares of our common stock at any time after January 1, 2004 (the "Initial Warrants") at an exercise price of $1.4375 per share.

         The Investors also have the right, at their option, at any time prior to September 30, 2006, to purchase up to an additional $6,000,000 in debentures (the "Additional Debentures" and, together with the Initial Debentures, the "Debentures") convertible into shares of our common stock at any time after January 1, 2004 at a conversion price of $1.45 per share, and to receive warrants to purchase up to an aggregate of 1,500,000 shares of our common stock at any time after January 1, 2004 (the "Additional Warrants" and, together with the Initial Warrants, the "Warrants") at an exercise price of $1.8125 per share.

         Under the terms of the Purchase Agreement, we have granted the Investors (i) a first position security interest in the stock of MDT Armor Corporation and in any assets that we acquire in future Acquisitions (as defined in the Purchase Agreement), (ii) a second position security interest in the assets of our IES Interactive Training, Inc. subsidiary and in the stock of our subsidiaries other than IES Interactive Training, Inc. and M.D.T. Protective Industries, Ltd. (junior to the security interest of the holders of our 9% secured convertible debentures due June 30, 2005), and (iii) a third position security interest in the stock of our subsidiaries I.E.S. Defense Services, Inc., IES Interactive Training, Inc. and M.D.T. Protective Industries, Ltd. (junior to the security interest of the holders of our 9% secured convertible debentures due June 30, 2005 and to the security interest of I.E.S. Electronics Industries, Ltd.), all pursuant to the terms of separate security agreements.

         Under the terms of the Debentures and Notes, we are not obligated to issue shares of our common stock upon conversion of a Debenture or exercise of a Warrant if the issuance of such shares of common stock would exceed that number of shares of common stock that we may issue without breaching our obligations under applicable Nasdaq Marketplace Rules unless and until we obtain the approval of our shareholders to the extent required by applicable Nasdaq Marketplace Rules.

         Pursuant to our obligations under the Purchase Agreement, we will solicit the approval of our shareholders regarding the issuance of the Debentures and the Warrants, as may be required under Nasdaq Marketplace Rules, at our next annual meeting of stockholders (the "Meeting"), to be called and held no later than June 19, 2004. In this connection, and as required under the terms of the Purchase Agreement, certain of our shareholders have agreed to vote their shares in favor of the approval of the transactions contemplated by the Purchase Agreement at the Meeting, pursuant to separate voting agreements.

                               AROTECH CORPORATION

         The foregoing description of our agreement with our debenture holders is qualified in its entirety by reference to the agreements with our debenture holders filed as exhibits to our Current Report on Form 8-K that we filed with the SEC on October 3, 2003.

     Acquisition of an Additional Interest in MDT

         In October 2003, we announced that we had increased our holdings in both of our vehicle armoring subsidiaries. We now hold 88% of MDT Armor
Corporation and 75.5% of MDT Protective Industries Ltd. We acquired the additional stake in MDT in September 2003 from AGA Means of Protection and Commerce Ltd. in exchange for the issuance to AGA of 126,000 shares of our common stock.

     Litigation

         In October 2003, I.E.S. Group, the parent company of IES Electronics Industries Ltd., the seller from which we purchased the assets of its IES subsidiary, filed a lawsuit in Tel-Aviv District Court against us and certain of our past and present officers. The complaint alleges breaches by us of certain of our agreements with IES Electronics Industries Ltd. and claims monetary damages in the amount of approximately $3 million. We believe that the lawsuit brought by the I.E.S. Group is without merit and we intend to fully and completely defend the claims vigorously. Although there can be no assurance, we do not believe we have any material exposure in this matter.

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

RESULTS OF OPERATIONS

     PRELIMINARY NOTE

         Results for the nine months ended September 30, 2003 include the results of IES and MDT for such period as a result of our acquisitions of these

                               AROTECH CORPORATION

companies early in the third quarter of 2002. The results of IES and MDT were not included in our operating results for the entire period of the nine months ended September 30, 2002. Accordingly, the following period-to-period comparisons should not necessarily be relied upon as indications of future performance.

         In addition, results are net of the operations of the retail consumer battery products, which operations were discontinued in the third quarter of 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

         REVENUES. Revenues from continuing operations for the three months ended September 30, 2003 totaled $5.7 million, compared to $3.3 million in the comparable period in 2002, an increase of $2.4 million, or 75%. This increase was primarily attributable to the following factors:

         >>       Increased revenues from our IES subsidiary; and

         >>       Increased revenues from sales of our military batteries.

         During the third quarter of 2003, we recognized revenues from two divisions: Defense and Security Products, and Electric Fuel Batteries. Our Defense and Security Products Division recognized revenues from the sale of interactive use-of-force training systems (through our IES subsidiary) and from providing armoring services under vehicle armoring contracts (through our MDT subsidiary). Our Electric Fuel Batteries Division recognized revenues under contracts with the U.S. Army's CECOM for deliveries of military batteries and for design and procurement of production tooling and equipment, and from the sale of lifejacket lights, as well as from subcontracting fees received in connection with the United States Department of Transportation (DOT) program.

         In the third quarter of 2003, revenues were $3.9 million for the Defense and Security Products Division (compared to $2.6 million in the third quarter of 2002, an increase of $1.2 million, or 46%), due primarily to increased revenues from IES, and $1.8 million for the Electric Fuel Batteries Division (compared to $622,000 in the third quarter of 2002, an increase of $1.2 million, or 196%), due primarily to increased sales of our military batteries.

         COST OF REVENUES AND GROSS PROFIT. Cost of revenues totaled $3.3 million during the third quarter of 2003, compared to $1.7 million in the third quarter of 2002, an increase of $1.6 million, or 95%, due primarily to increased sales in all divisions.

         Direct expenses for our two divisions during the third quarter of 2003 were $2.9 million for the Defense and Security Products Division (compared to $2.2 million in the third quarter of 2002, an increase of $681,000, or 31%), due primarily to increased sales by our IES subsidiary, and $1.6 million for the Electric Fuel Batteries Division (compared to $929,000 in the third quarter of 2002, an increase of $652,000, or 70%), due primarily to an increase in sales and activities related to CECOM batteries.

         Gross profit was $2.5 million during the third quarter of 2003, compared to $1.6 million during the third quarter of 2002, an increase of $860,000, or 54%. This increase was the direct result of all factors presented above, most notably the increase in IES and military battery revenues.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the third quarter of 2003 were $252,000, compared to $161,000 during the third quarter of 2002, an increase of $91,000, or 56%. This increase was the result of the research and development activities that support the activities at our CECOM facility in Auburn, Alabama.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses for the third quarter of 2003 were $758,000, compared to $553,000 the third quarter of 2002, an increase of $205,000, or 37%. This increase was primarily attributable to increased commissions related to the increase in IES's sales.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the third quarter of 2003 were $1.1 million compared to $1.4 million in the third quarter of 2002, a decrease of $273,000, or 20%. This decrease was primarily attributable to lower management fees in our Defense and Security Division.

         FINANCIAL (EXPENSES) INCOME, NET. Financial (expenses) income, net of interest expenses and exchange differentials, totaled approximately $101,000 in financial expenses in the third quarter of 2003 compared to $23,000 in financial income the third quarter of 2002, a difference of $124,000. This difference was due primarily to $78,000 in interest expense on our debentures during the third quarter of 2003, and amortization of compensation related to the issuance of our debentures and the warrants that we issued in connection with our debentures in the amount of $126,000, which expenses had no equivalent during the third quarter of 2002.

         INCOME TAXES. We and certain of our subsidiaries incurred net operating losses in the past and, accordingly, were not required to make any provision for income taxes. We have made provision for income taxes relating to MDT in the amount of $31,000 ($24,000 after deduction of minority interest), compared to tax expenses in the amount of $105,000 ($53,000 after deduction of minority interest) in the third quarter of 2002.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets totaled $104,000 in the third quarter of 2003, compared to $252,000 the third quarter of 2002, a decrease of $148,000, or 59%. $80,000 of this amortization was attributable to IES and $23,000 was attributable to MDT.

         NET PROFIT (LOSS) FROM CONTINUING OPERATIONS. Due to the factors cited above, we reported a net profit from continuing operations of $77,000 in the third quarter of 2003, compared to a net loss of $923,000 during the third quarter of 2002, an increase of $1.0 million.

         PROFIT (LOSS) FROM DISCONTINUED OPERATIONS. In the third quarter of 2002, we decided to discontinue operations relating to the retail sales of our consumer battery products. Accordingly, all revenues and expenses related to this segment have been presented in our consolidated statements of operations for the three months ended September 30, 2003 and 2002 in an item entitled "Profit (loss) from discontinued operations."

         Loss from discontinued operations in the third quarter of 2003 was $2,000, compared to a loss from discontinued operations of $8.7 million the third quarter of 2002, a decrease of $8.7 million, or 100%.

                               AROTECH CORPORATION

         NET PROFIT (LOSS). Due to the factors cited above, we reported a net profit of $75,000 in the third quarter of 2003, compared to a net loss of $9.6 million the third quarter of 2002, an increase of $9.7 million.

NINE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

         REVENUES. Revenues from continuing operations for the nine months ended September 30, 2003 totaled $13.2 million, compared to $4.3 million for the comparable period in 2002, an increase of $9.0 million, or 211%. This increase was primarily the result of the inclusion of IES and MDT in our results for all nine months of 2003 as opposed to one quarter only in 2002. An additional factor was the increased sales of our military batteries.

         During the first nine months of 2003, we recognized revenues from two divisions: Defense and Security Products, and Electric Fuel Batteries. Our Defense and Security Products Division recognized revenues from the sale of interactive use-of-force training systems (through our IES subsidiary) and from providing armoring services under vehicle armoring contracts (through our MDT subsidiary). Our Electric Fuel Batteries Division recognized revenues under contracts with the U.S. Army's CECOM for deliveries of military batteries and for design and procurement of production tooling and equipment, and from the sale of lifejacket lights, as well as from subcontracting fees received in connection with the United States Department of Transportation (DOT) program.

         In the first nine months of 2003, revenues were $8.5 million for the Defense and Security Products Division (compared to $2.6 in the first nine months of 2002, an increase of $5.9 million, or 223%), due primarily to the inclusion of IES and MDT in our results in 2003, and $4.7 million for the Electric Fuel Batteries Division (compared to $1.6 million in the first nine months of 2002, an increase of $3.1 million, or 190%), due primarily to increased sales of our military batteries.

         Of the $5.9 million increase in Defense and Security Products revenues, $4.5 million was attributable to the inclusion of IES in our results in the first nine months of 2003 and $1.4 million was attributable to the inclusion of MDT in our results in the first nine months of 2003.

         COST OF REVENUES AND GROSS PROFIT. Cost of revenues totaled $8.4 million during the first nine months of 2003, compared to $2.4 million in the first nine months of 2002, an increase of $5.9 million, or 244%, due primarily to increased sales in all divisions.

         Direct expenses for our two divisions during the first nine months of 2003 were $8.0 million for the Defense and Security Products Division (compared to $2.2 million in the first nine months of 2002, an increase of $5.8 million, or 266%), due primarily to the inclusion of IES and MDT in our results in 2003, and $4.3 million for the Electric Fuel Batteries Division (compared to $1.9 million in the first nine months of 2002, an increase of $2.4 million, or 124%), due primarily to increased sales of our military batteries.

         Of the $5.8 million increase in Defense and Security Products direct expenses, $3.6 million was attributable to the inclusion of IES in our results in the first nine months of 2003 and $1.8 million was attributable to the inclusion of MDT in our results in the first nine months of 2003.

                               AROTECH CORPORATION

         Gross profit was $4.9 million during the first nine months of 2003, compared to $1.8 million during the first nine months of 2002, an increase of $3.0 million, or 166%. This increase was the direct result of all factors presented above, most notably the inclusion of IES and MDT in our 2003 results. In the first nine months of 2003, IES contributed $3.0 million to our gross profit, MDT contributed $707,000, and our other product lines (primarily our sales of military batteries) contributed $1.2 million.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the first nine months of 2003 were $763,000, compared to $380,000 the first nine months of 2002, an increase of $383,000, or 101%. This increase was the result of the research and development activities that support the activities at our CECOM facility in Auburn, Alabama and the inclusion of IES and MDT in all nine months of 2003 as opposed to one quarter only in 2002.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses for the first nine months of 2003 were $2.4 million, compared to $713,000 the first nine months of 2002, an increase of $1.7 million, or 236%. This increase was primarily attributable to the following factors:

         >> The inclusion of IES and MDT in all nine months of 2003 as opposed to one quarter only in 2002, which contributed $1.1 million to this increase; and

         >> Increased sales and marketing expenses related to sales of our military batteries.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the first nine months of 2003 were $3.6 million compared to $3.3 million the first nine months of 2002, an increase of $231,000, or 7%. This increase was primarily attributable to the inclusion of IES and MDT in all nine months of 2003 as opposed to one quarter only in 2002, which was partially offset by a decrease in general corporate overhead.

         FINANCIAL (EXPENSES) INCOME, NET. Financial (expenses) income, net of interest expenses and exchange differentials, totaled approximately $1.1 million in financial expenses in the first nine months of 2003 compared to $140,000 in financial income in the first nine months of 2002, a difference of $1.2 million, or 874%. This difference was due primarily to $236,000 in interest expense on our debentures during the first nine months of 2003, and amortization of compensation related to the issuance of our debentures and the warrants that we issued in connection with our debentures in the amount of $1.0 million, which expenses had no equivalent during the first nine months of 2002.

         INCOME TAXES. We and certain of our subsidiaries incurred net operating losses during the first nine months of 2003 and 2002 and, accordingly, were not required to make any provision for income taxes. We have made provision for income taxes relating to MDT in the amount of $308,000 ($166,000 after deduction of minority interest).

                               AROTECH CORPORATION

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets totaled $727,000 in the first nine months of 2003, compared to $252,000 the first nine months of 2002, an increase of $475,000, or 189%, due to amortization of intangibles assets related to our purchase of IES and MDT in 2002. Of this increase, $382,000 was attributable to amortization of intangibles assets related to our purchase of IES and $93,000 was attributable to amortization of intangibles assets related to our purchase of MDT.

         NET PROFIT (LOSS) FROM CONTINUING OPERATIONS. Due to the factors cited above, we reported a net loss from continuing operations of $3.9 million in the first nine months of 2003, compared to a net loss of $2.9 million in the first nine months of 2002, an increase of $936,000, or 32%.

         PROFIT (LOSS) FROM DISCONTINUED OPERATIONS. In the third quarter of 2002, we decided to discontinue operations relating to the retail sales of our consumer battery products. Accordingly, all revenues and expenses related to this segment have been presented in our consolidated statements of operations for the nine months ended September 30, 2003 in an item entitled "Loss from discontinued operations."

         Profit from discontinued operations in the first nine months of 2003 was $81,000, compared to a loss from discontinued operations of $12.7 million the first nine months of 2002, a decrease in loss of $12.8 million.

         NET PROFIT (LOSS). Due to the factors cited above, we reported a net loss of $3.8 million in the first nine months of 2003, compared to a net loss of $15.6 million the first nine months of 2002, a decrease of $11.8 million, or 76%.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2003, we had cash and cash equivalents of approximately $2.7 million, compared to $1.5 million as of December 31, 2002, an increase of $1.2 million. The increase in cash was primarily the result of the issuance of convertible debentures in January 2003 and conversions of debentures and exercises of warrants during 2003.

         We used available funds in the third quarter of 2003 primarily for sales and marketing, continued research and development expenditures, and other working capital needs. We increased our investment in fixed assets during the quarter ended September 30, 2003 by $147,000 over the investment as at June 30, 2003, primarily in the Electric Fuel Batteries Division. Our fixed assets amounted to $2.4 million at quarter end.

         Based on our internal forecasts, we believe that our cash position and cash flows from operations as of the date of this report will be sufficient to satisfy our estimated cash requirements for more than the next eighteen months. This belief is based on certain assumptions that our management believes to be reasonable, some of which are subject to the risk factors detailed below.

                               AROTECH CORPORATION

                                  RISK FACTORS

         The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Report and presented elsewhere by management from time to time.

BUSINESS-RELATED RISKS

     WE HAVE HAD A HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES.

         We were incorporated in 1990 and began our operations in 1991. We have funded our operations principally from funds raised in each of the initial public offering of our common stock in February 1994; through subsequent public and private offerings of our common stock and equity and debt securities convertible into shares of our common stock; research contracts and supply contracts; funds received under research and development grants from the Government of Israel; and sales of products that we and our subsidiaries manufacture. We have periodically incurred significant operating losses since our inception. Additionally, as of September 30, 2003, we had an accumulated deficit of approximately $104.4 million. There can be no assurance that we will be able to maintain profitability consistently or that our business will continue to exist.

     OUR EXISTING INDEBTEDNESS MAY ADVERSELY AFFECT OUR ABILITY TO OBTAIN ADDITIONAL FUNDS AND MAY INCREASE OUR VULNERABILITY TO ECONOMIC OR BUSINESS DOWNTURNS.

         Our indebtedness aggregated approximately $6.6 million as of October 31, 2003. Accordingly, we are subject to the risks associated with indebtedness, including:

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

                               AROTECH CORPORATION

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

     WE  HAVE  PLEDGED  A  SUBSTANTIAL  PORTION  OF OUR  ASSETS  TO  SECURE  OUR
BORROWINGS.

         Our debentures are secured by a substantial portion of our assets. If we default under the indebtedness secured by our assets, those assets would be available to the secured creditor to satisfy our obligations to the secured creditor, which could materially adversely affect our results of operations and financial condition and adversely affect our stock price.

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

                               AROTECH CORPORATION

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

                               AROTECH CORPORATION

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

                               AROTECH CORPORATION

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

     SOME OF OUR BUSINESS IS DEPENDENT ON GOVERNMENT CONTRACTS.

         Most of IES's customers to date have been in the public sector of the U.S., including the federal, state and local governments, and in the public sectors of a number of other countries, and most of MDT's customers have been in the public sector in Israel, in particular the Ministry of Defense. Additionally, all of our sales to date of our battery products for the military and defense sectors have been in the public sector in the United States. A significant decrease in the overall level or allocation of defense spending or law enforcement in the U.S. or other countries could have a material adverse effect on our future results of operations and financial condition. MDT has already experienced a slowdown in orders from the Ministry of Defense due to budget constraints and a requirement of U.S. aid to Israel that a substantial proportion of such aid be spent in the U.S., where MDT does not yet have a factory in operation.

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

                               AROTECH CORPORATION

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

         Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements and licensing arrangements. We hold patents, provisional patents, or patent applications, covering elements of our technology in the United States and in Europe. In addition, we have patent applications pending in the United States and in foreign countries, including the European Community, Israel and Japan. We intend to continue to file patent applications covering important features of our technology. We cannot assure you, however, that patents will issue from any of these pending applications or, if patents issue, that the claims allowed will be sufficiently broad to protect our technology. In addition, we cannot assure you that any of our patents will not be challenged or invalidated, that any of our issued patents will afford protection against a competitor or that third parties will not make infringement claims against us.

                               AROTECH CORPORATION

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

                               AROTECH CORPORATION

Mr. Ehrlich could have a material adverse effect on us. We are party to an employment agreement with Mr. Ehrlich, which agreement expires at the end of 2005. We do not have key-man life insurance on Mr. Ehrlich.

     THERE ARE RISKS INVOLVED WITH THE INTERNATIONAL NATURE OF OUR BUSINESS.

         A significant portion of our sales are made to customers located outside the U.S., primarily in Europe and Asia. In 2000, 2001 and 2002, without taking account of revenues derived from discontinued operations, 45%, 49%, and 56%, respectively, of our revenues, including, in the case of 2002, the revenues of IES and MDT, were derived from sales to customers located outside the U.S. We expect that our international customers will continue to account for a substantial portion of our revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, foreign taxes, longer payment cycles and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect our sales to international customers.

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

     IF OUR SHARES WERE TO BE DELISTED, OUR STOCK PRICE MIGHT DECLINE FURTHER AND WE MIGHT BE UNABLE TO RAISE ADDITIONAL CAPITAL.

         Our common stock trades on the Nasdaq National Market, which specifies certain requirements for the continued listing of common stock. One of these requirements, codified in Marketplace Rule 4450(a)(3), states that a Maintenance

                               AROTECH CORPORATION

Standard 1 company, like us, must maintain stockholders' equity of at least $10 million. Although our stockholders' equity as of September 30, 2003 stood at $11.4 million, as a result of conversions of our debentures and exercises of our warrants in May and June 2003, our stockholders' equity has fallen below $10 million from time to time. Continued compliance with the $10 million stockholders' equity requirement will be dependant in great part upon our ability to become profitable, which would cause our retained earnings to increase, thereby increasing the amount of stockholders' equity. Additional warrant exercises, debenture conversions and/or sales of our common stock would also positively impact our stockholders' equity. Conversely, failure to become profitable may be expected to have a negative impact on stockholders' equity.

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

         Although we would have the opportunity to appeal any potential delisting, there can be no assurances that this appeal would be resolved favorably. As a result, there can be no assurance that our common stock will remain listed on the Nasdaq National Market. If our common stock were to be delisted from the Nasdaq National Market, we might apply to be listed on the Nasdaq SmallCap market; however, there can be no assurance that we would be approved for listing on the Nasdaq SmallCap market, which has the same $1.00 minimum bid and other similar requirements as the Nasdaq National Market, although with a lower stockholders' equity requirement of $2.5 million. If we were to move to the Nasdaq SmallCap market, current Nasdaq regulations would give us the opportunity to obtain an additional 180-day grace period and an additional 90-day grace period after that if we meet certain net income, stockholders' equity or market capitalization criteria. While our stock would continue to trade on the over-the-counter bulletin board following any delisting from the Nasdaq, any such delisting of our common stock could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public equity markets.

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

                               AROTECH CORPORATION

     WE ARE SUBJECT TO SIGNIFICANT INFLUENCE BY SOME STOCKHOLDERS THAT MAY HAVE THE EFFECT OF DELAYING OR PREVENTING A CHANGE IN CONTROL.

         As of October 31, 2003, our directors, executive officers and principal stockholders and their affiliates (including Leon S. Gross (8.2%) and Robert S. Ehrlich (4.7%)) collectively are deemed beneficially to own approximately 12.6% of the outstanding shares of our common stock, including options exercisable within 60 days of October 31, 2003. As a result, these stockholders are able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, preventing or discouraging a change in control of Arotech.

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

     A SUBSTANTIAL NUMBER OF OUR SHARES ARE AVAILABLE FOR SALE IN THE PUBLIC MARKET AND SALES OF THOSE SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

         Sales of a substantial number of shares of common stock into the public market, or the perception that those sales could occur, could adversely affect our stock price or could impair our ability to obtain capital through an offering of equity securities. As of October 31, 2003, we had 42,724,203 shares of common stock issued and outstanding. Of these shares, most are freely transferable without restriction under the Securities Act of 1933, and a substantial portion of the remaining shares may be sold subject to the volume restrictions, manner-of-sale provisions and other conditions of Rule 144 under the Securities Act of 1933.

         In connection with a stock purchase agreement dated September 30, 1996 between Leon S. Gross and us, we also entered into a registration rights agreement with Mr. Gross dated September 30, 1996, setting forth registration rights with respect to the shares of common stock issued to Mr. Gross in connection with the offering. These rights include the right to make two demands for the registration of the shares of our common stock owned by Mr. Gross. In addition, Mr. Gross was granted unlimited rights to "piggyback" on registration statements that we file for the sale of our common stock. Mr. Gross presently owns 3,488,534 shares, of which 1,538,462 have never been registered.

                               AROTECH CORPORATION

         In addition, pursuant to the terms of their employment agreements with us, both Yehuda Harats and Robert S. Ehrlich have a right to demand registration of their shares. Of the 551,835 shares owned by Mr. Harats, 435,404 shares have never been registered, and of the 688,166 shares owned by Mr. Ehrlich, 453,933 shares have never been registered.

     EXERCISE OF OUR WARRANTS, OPTIONS AND CONVERTIBLE DEBT COULD ADVERSELY AFFECT OUR STOCK PRICE AND WILL BE DILUTIVE.

         As of September 30, 2003, there were outstanding warrants to purchase a total of 6,534,058 shares of our common stock at a weighted average exercise price of $1.99 per share, options to purchase a total of 8,974,289 shares of our common stock at a weighted average exercise price of $1.51 per share, of which 5,592,582 were vested and exercisable within 60 days of such date, at a weighted average exercise price of $2.00 per share, and outstanding debentures convertible into a total of 3,125,000 shares of our common stock at a weighted average conversion price of $0.64 per share. Holders of our options, warrants and convertible debt will probably exercise or convert them only at a time when the price of our common stock is higher than their respective exercise or conversion prices. Accordingly, we may be required to issue shares of our common stock at a price substantially lower than the market price of our stock. This could adversely affect our stock price. In addition, if and when these shares are issued, the percentage of our common stock that existing stockholders own will be diluted.

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

                               AROTECH CORPORATION

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

                               AROTECH CORPORATION

or to judgments of U.S. courts predicated upon the civil liability provisions of U.S. laws against our assets, as well as the assets of these directors and executive officers. In addition, awards of punitive damages in actions brought in the U.S. or elsewhere may be unenforceable in Israel.

     OUR GRANTS FROM THE ISRAELI GOVERNMENT IMPOSE CERTAIN RESTRICTIONS ON US.

         Between 1992 and 2001, our Israeli subsidiary, EFL, received funding from the Office of the Chief Scientist of the Israel Ministry of Industry and Trade relating to the development of our Zinc-Air battery products, such as our electric vehicle and our batteries and chargers for consumer products. Between 1998 and 2000, we have also received funds from the Israeli-U.S. Bi-National Industrial Research and Development (BIRD) Foundation. Through the end of 2002, we had received an aggregate of $9.9 million (net of royalties paid) from grants from the Chief Scientist and $772,000 from grants from BIRD, and we may receive future grants, the amounts of which would be determined at the time of application. The funding from the Chief Scientist prohibits the transfer or license of know-how and the manufacture of resulting products outside of Israel without the permission of the Chief Scientist. Although we believe that the Chief Scientist does not unreasonably withhold this permission if the request is based upon commercially justified circumstances and any royalty obligations to the Chief Scientist are sufficiently assured, the matter is solely within the discretion of the Chief Scientist, and we cannot be sure that such consent, if requested, would be granted upon terms satisfactory to us or granted at all. Without such consent, we would be unable to manufacture any products developed by this research outside of Israel, even if it would be less expensive for us to do so. Additionally, current regulations require that, in the case of the approved transfer of manufacturing rights out of Israel, the maximum amount to be repaid through royalty payments would be increased to between 120% and 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel, and that an increased royalty rate of up to 5% would be applied. These restrictions could adversely affect our potential revenues and net income from the sale of such products.

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

                               AROTECH CORPORATION

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

ITEM 4.       CONTROLS AND PROCEDURES.

         As of the end of the period covered by this report, we performed an evaluation, with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

         There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                               AROTECH CORPORATION

                                     PART II

ITEM 1.       LEGAL PROCEEDINGS.

         On October 29, 2003, I.E.S. Group, the parent company of IES Electronics Industries Ltd., the seller from which we purchased the assets of its IES subsidiary, filed a lawsuit in Tel-Aviv District Court against us and certain of our past and present officers, entitled IES Electronic Industries Ltd. et al. v. Arotech Corporation et al. The complaint alleges breaches by us of certain of our agreements with IES Electronics Industries Ltd. and claims monetary damages in the amount of approximately $3 million. We believe that the lawsuit brought by the I.E.S. Group is without merit and we intend to fully and completely defend the claims vigorously. Although there can be no assurance, we do not believe we have any material exposure in this matter.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Sale of Debentures

         Pursuant to the terms of a Securities Purchase Agreement dated September 30, 2003 (the "Purchase Agreement") by and between Arotech Corporation and six institutional investors (the "Investors"), we issued and sold to the Investors (i) an aggregate principal amount of $5,000,000 in 8% secured convertible debentures due September 30, 2006 (the "Initial Debentures"), convertible into shares of our common stock at any time after January 1, 2004 at a conversion price of $1.15 per share, and (ii) three-year warrants to purchase up to an aggregate of 1,250,000 shares of our common stock at any time after January 1, 2004 (the "Initial Warrants") at an exercise price of $1.4375 per share.

         The Investors also have the right, at their option, at any time prior to September 30, 2006, to purchase up to an additional $6,000,000 in debentures (the "Additional Debentures" and, together with the Initial Debentures, the "Debentures") convertible into shares of our common stock at any time after January 1, 2004 at a conversion price of $1.45 per share, and to receive warrants to purchase up to an aggregate of 1,500,000 shares of our common stock at any time after January 1, 2004 (the "Additional Warrants" and, together with the Initial Warrants, the "Warrants") at an exercise price of $1.8125 per share.

         Under the terms of the Purchase Agreement, we have granted the Investors (i) a first position security interest in the stock of MDT Armor Corporation and in any assets that we acquire in future Acquisitions (as defined in the Purchase Agreement), (ii) a second position security interest in the assets of our IES Interactive Training, Inc. subsidiary and in the stock of our subsidiaries other than IES Interactive Training, Inc. and M.D.T. Protective Industries, Ltd. (junior to the security interest of the holders of our 9% secured convertible debentures due June 30, 2005), and (iii) a third position security interest in the stock of our subsidiaries I.E.S. Defense Services, Inc., IES Interactive Training, Inc. and M.D.T. Protective Industries, Ltd. (junior to the security interest of the holders of our 9% secured convertible debentures due June 30, 2005 and to the security interest of I.E.S. Electronics Industries, Ltd.), all pursuant to the terms of separate security agreements.

         Under the terms of the Debentures and Notes, we are not obligated to issue shares of our common stock upon conversion of a Debenture or exercise of a Warrant if the issuance of such shares of common stock would exceed that number of shares of common stock that we may issue without breaching our obligations under applicable Nasdaq Marketplace Rules unless and until we obtain the approval of our shareholders to the extent required by applicable Nasdaq Marketplace Rules.

                               AROTECH CORPORATION

         The foregoing description of our agreement with our debenture holders is qualified in its entirety by reference to the agreements with our debenture holders filed as exhibits to our Current Report on Form 8-K that we filed with the SEC on October 3, 2003.

     Acquisition of an Additional Interest in MDT

         In October 2003, we announced that we had increased our holdings in both of our vehicle armoring subsidiaries. We now hold 88% of MDT Armor
Corporation and 75.5% in MDT Protective Industries Ltd. We acquired the additional stake in MDT in September 2003 from AGA Means of Protection and Commerce Ltd. in exchange for the issuance to AGA of 126,000 shares of our common stock.

     Issuance of Shares to a Consultant

         Under the terms of an independent contractor agreement between us and InteSec Group LLC, we pay InteSec a commission in stock of 5% of the military battery sales that InteSec brings to us from U.S. and NATO defense, security and military entities and U.S. defense contractors. Pursuant to the terms of this agreement, in July 2003, we issued 215,294 shares to InteSec.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         We held our 2003 Annual Meeting of Stockholders on September 15, 2003. At that meeting, the stockholders voted on the following matters with the following results:

1. Fixing the number of Class I Directors at two:
                                                VOTES FOR      VOTES AGAINST      ABSTENTIONS    SHARES NOT VOTING
                                                ---------      -------------      -----------    -----------------
                                               32,800,789         717,296              0                0

2. Election of Class I Directors:
                                                VOTES FOR      VOTES AGAINST      ABSTENTIONS    SHARES NOT VOTING
                                                ---------      -------------      -----------    -----------------
         Dr.  Jay  M.  Eastman................  32,800,789        717,296              0                0
         Steven Esses.........................  32,800,949        717,136              0                0
         (Directors  whose  terms of office  continued  after the  meeting  were
         Robert S.  Ehrlich,  Jack  Rosenfeld,  Lawrence M. Miller,  and Bert W.
         Wasserman)

3.   Amending the terms of the  Company's  Amended and Restated  Certificate  of
     Incorporation  to  change  the  name of the  Company  from  "Electric  Fuel
     Corporation" to "Arotech Corporation":
                                                VOTES FOR      VOTES AGAINST      ABSTENTIONS    SHARES NOT VOTING
                                                ---------      -------------      -----------    -----------------
                                               33,266,440         169,681           81,964              0

                               AROTECH CORPORATION

ITEM 5.       OTHER INFORMATION.

         We held our 2003 Annual Meeting of Stockholders on September 15, 2003. We anticipate holding our 2004 Annual Meeting of Stockholders on Monday, June 14, 2004.

         In light of the foregoing and in accordance with Rules 14a-5(f) and 14a-8(e)(2) under the Securities Exchange Act of 1934, as amended, we will consider stockholder proposals submitted in connection with our 2004 Annual Meeting to have been submitted in a timely fashion if such proposals are received by us at our principal offices no later than January 7, 2004. If a proposal is received after January 7, 2004, the proxies designated by the Board of Directors of the Company will have discretionary authority to vote on the proposal under circumstances consistent with the proxy rules of the Securities and Exchange Commission.

         We expect to mail our Annual Report to Shareholders for the year ended December 31, 2003 along with the Notice and Proxy Statement of the 2004 Annual Meeting on or about May 5, 2004.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  The following documents are filed as exhibits to this report:

      EXHIBIT NUMBER         DESCRIPTION
      --------------         -----------

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) The following reports on Form 8-K were filed during the third quarter of 2003 and thereafter:

        DATE FILED                 ITEM REPORTED
        ----------                 -------------
July 17, 2003              Item 5 - Other Events and  Regulation  FD  Disclosure
                           and  Item  7  -  Financial   Statements,   Pro  Forma
                           Financial Information and Exhibits

August 7, 2003             Item 7 - Financial  Statements,  Pro Forma  Financial
                           Information  and  Exhibits  and Item 12 - Results  of
                           Operations and Financial Condition

September 17, 2003         Item 5 - Other Events and Regulation FD Disclosure

September 30, 2003         Item 5 - Other Events and Regulation FD Disclosure

October 3, 2003            Item 5 - Other Events and  Regulation  FD  Disclosure
                           and  Item  7  -  Financial   Statements,   Pro  Forma
                           Financial Information and Exhibits

                               AROTECH CORPORATION


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 11, 2003

                                  AROTECH CORPORATION


                                  By:      /s/ Robert S. Ehrlich
                                     ------------------------------------------
                                       Name:   Robert S. Ehrlich
                                       Title:  Chairman, President and CEO
                                               (Principal Executive Officer)



                                           /s/ Avihai Shen
                                     ------------------------------------------
                                       Name: Avihai Shen
                                       Title:  Vice President - Finance
                                               (Principal Financial Officer)

                               AROTECH CORPORATION

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