Form 10-K
period 2003-12-31
AROTECH CORP
filed 2004-03-30
CIK 916529

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                      ------------------------------------

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.


Commission File Number: 0-23336
                        -------

                               AROTECH CORPORATION
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                              95-4302784
--------------------------------------------------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)


           632 Broadway, New York, New York                10012
--------------------------------------------------------------------------------
      (Address of principal executive offices)           (Zip Code)

                                 (646) 654-2107
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

  Title of each class           Name of each exchange on which registered
-----------------------         -----------------------------------------
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

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $31,017,725 (based on the last sale price of such stock on such date as reported by The Nasdaq National Market).

(Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 62,312,796 as of 3/23/04

Documents incorporated by reference:                                       None

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

         Electric Fuel(R) is a registered trademark and Arotech(TM) is a trademark of Arotech Corporation, formerly known as Electric Fuel Corporation. All company and product names mentioned may be trademarks or registered trademarks of their respective holders. Unless otherwise indicated, "we," "us," "our" and similar terms refer to Arotech and its subsidiaries.

                                     PART I

ITEM 1.           BUSINESS

General

         We are a defense and security products and services company, engaged in three business areas: interactive simulation for military, law enforcement and commercial markets; batteries and charging systems for the military; and high-level armoring for military, paramilitary and commercial vehicles. Until September 17, 2003, we were known as Electric Fuel Corporation. We operate primarily as a holding company, through our various subsidiaries, which are organized into three divisions. Our divisions and subsidiaries are as follows:

         >> We develop, manufacture and market advanced hi-tech multimedia and interactive digital solutions for use-of-force and driving training of military, law enforcement and security personnel, as well as offering security consulting and other services (our Simulation, Training and Consulting Division), consisting of:

                  o IES Interactive Training, Inc., located in Littleton, Colorado, which provides specialized "use of force" training for police, security personnel and the military ("IES");

                  o FAAC Incorporated, located in Ann Arbor, Michigan, which provides simulators, systems engineering and software products to the United States military, government and private industry ("FAAC"); and

                  o Arocon Security Corporation, located in New York, New York, which provides security consulting and other services, focusing on protecting life, assets and operations with minimum hindrance to personal freedom and daily activities ("Arocon").

         >> We manufacture and sell Zinc-Air and lithium batteries for defense and security products and other military applications and we pioneer advancements in Zinc-Air technology for electric vehicles (our Battery and Power Systems Division), consisting of:

                  o Electric Fuel Battery Corporation, located in Auburn, Alabama, which manufactures and sells Zinc-Air fuel cells, batteries and chargers for the military, focusing on applications that demand high energy and light weight ("EFB");

                  o Epsilor Electronic Industries, Ltd., located in Dimona, Israel (in Israel's Negev desert area), which develops and sells rechargeable and primary lithium batteries and smart chargers to the military and to private industry in the Middle East, Europe and Asia ("Epsilor"); and

                  o Electric Fuel (E.F.L.) Ltd., located in Beit Shemesh, Israel, which produces water-activated lifejacket lights for commercial aviation and marine applications, and which conducts our Electric Vehicle effort, focusing on obtaining and implementing demonstration projects in the U.S. and Europe, and on building broad industry partnerships that can lead to eventual commercialization of our Zinc-Air energy system for electric vehicles ("EFL").

         >> We utilize sophisticated lightweight materials and advanced engineering processes to armor vehicles (our Armored Vehicle Division), consisting of:

                  o MDT Protective Industries, Ltd., located in Lod, Israel, which specialize in using state-of-the-art lightweight ceramic materials, special ballistic glass and advanced engineering processes to fully armor vans and cars, and is a leading supplier to the Israeli military, Israeli special forces and special services ("MDT"), of which we own 75.5%; and

                  o MDT Armor Corporation, located in Auburn, Alabama, which conducts MDT's United States activities ("MDT Armor"), of which we own 88%.

         We acquired FAAC and Epsilor in early 2004. Prior to the acquisition of FAAC and Epsilor, we were organized into two divisions: Defense and Security Products (consisting of IES, MDT, MDT Armor and Arocon), and Electric Fuel Batteries (consisting of EFL and EFB). We have reported our results of operations for 2003 and 2002 in accordance with these earlier divisions, and our financial results for 2003 and 2002 do not include the activities of FAAC or Epsilor.

     Background

         We began work in 1990 on the research, development and commercialization of an advanced Zinc-Air battery system for powering electric vehicles, work that continues to this day, under the name "Electric Fuel Corporation"; we changed our name to Arotech Corporation in September 2003. Beginning in 1998, we also began to apply our Zinc-Air fuel cell technology to the defense industry, by receiving and performing a series of contracts from the U.S. Army's Communications-Electronics Command (CECOM) to develop and evaluate advanced primary Zinc-Air fuel cell packs. This effort culminated in 2002 in our receipt of a National Stock Number, a Department of Defense catalog number assigned to products authorized for use by the U.S. military, and our subsequent receipt in 2002 and 2003 of a total of $9.3 million in delivery orders for our newly designated BA-8180/U military batteries.

         We further enhanced our capabilities in the defense industry through our purchase in the third quarter of 2002 of IES and MDT. In the first quarter of 2004, we added two new subsidiaries, with their business lines, to our company: FAAC and Epsilor.

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

         We were incorporated in Delaware in 1990 under the name "Electric Fuel Corporation," and we changed our name to "Arotech Corporation" on September 17, 2003. Unless the context requires otherwise, all references to us refer collectively to Arotech Corporation and Arotech's wholly-owned Israeli subsidiaries, EFL and Epsilor; its majority-owned Israeli subsidiaries, MDT and MDT Armor; and its wholly-owned United States subsidiaries, EFB, IES, Arocon and FAAC.

         For financial information concerning the business segments in which we operate, see Note 15 of the Notes to the Consolidated Financial Statements. For financial information about geographic areas in which we engage in business, see
Note 15.c of the Notes to the Consolidated Financial Statements.

     Simulation, Training and Consulting Division

         USE-OF-FORCE TRAINING

         Through our wholly-owned subsidiary, IES Interactive Training, Inc., we provide specialized "use of force" training for police, security personnel and the military. We offer products and services that allow organizations to train their personnel in safe, productive, and realistic environments. We believe that our training systems offer more functionality, greater flexibility, unprecedented realism and a wider variety of user interface options than competing products. Our systems are sold to corporations, government agencies, military and law enforcement professionals around the world. The simulators are currently used by some of the worlds leading training academies and law enforcement agencies, including (in the United States) the FBI, the Secret Service, the Bureau of Alcohol, Tobacco and Firearms, the Customs Service, the Federal Protective Service, the Border Patrol, the Bureau of Engraving and Printing, the Coast Guard, the Federal Law Enforcement Training Centers, the Department of Health and Human Services, the California Department of Corrections, NASA, police departments in Texas (Houston), Michigan (Detroit), D.C., California (Fresno and the California Highway Patrol), Massachusetts (Brookline), Virginia (Newport News and the State Police Academy), Arizona (Maricopa County), universities and nuclear power plants, as well as international users such as the Israeli Defense Forces, the German National Police, the Royal Thailand Army, the Hong Kong Police, the Russian Security Police, and over 500 other training departments worldwide.

         Our interactive training systems vary from the powerful Range 3000 use-of-force simulator system to the multi-faceted A2Z Classroom Training system. The Range 3000 line of simulators addresses the entire use of force training continuum in law enforcement, allowing the trainee to use posture, verbalization, soft hand skills, impact weapons, chemical spray, low-light electronic weapons and lethal force in a scenario based classroom environment. The A2Z Classroom Trainer provides the trainer with real time electronic feedback from every student through wireless handheld keypads. The combination of interactivity and instant response assures that learning takes place in less time with higher retention.

         VEHICLE SIMULATORS

         Through our wholly-owned subsidiary, FAAC Corporation, we provide simulators, systems engineering and software products to the United States military, government and private industry. FAAC's fully interactive driver-training systems feature state-of-the-art vehicle simulator technology enabling training in situation awareness, risk analysis and decision making, emergency reaction and avoidance procedures, and conscientious equipment operation. FAAC has an installed base of 179 simulators that have successfully trained over 80,000 drivers. FAAC's customer base includes all branches of the Department of Defense, state and local governments, and commercial entities.

         We believe that FAAC is the premier developer of validated, high fidelity analytical models and simulations of tactical air and land warfare for all branches of the Department of Defense and its related industrial contractors. Simulations developed by FAAC are found in systems ranging from instrumented air combat and maneuver ranges (such as Top Gun) to full task training devices such as the F-18 Weapon Tactics Trainer.

         FAAC supplies on-board software to support weapon launch decisions for the F-15, F-18, and Joint Strike Fighter fighter aircraft. Pilots benefit by having highly accurate presentations of their weapon's capabilities, including susceptibility to target defensive reactions. FAAC designed and developed an Instructor operator station, mission operator station and real-time, database driven electronic combat environment for the special operational forces aircrew training system. The special operational forces aircrew training system provides a full range of aircrew training, including initial qualification, mission qualification, continuation, and upgrade training, as well as combat mission rehearsal.

         SECURITY CONSULTING

         Arocon Security Corporation focuses on protecting life, assets and operations with minimum hindrance to personal freedom and daily activities. Arocon Security, which provides security consulting and other services, has signed an agreement with Rafael Armament Development Authority Ltd., Israel's leading defense research and development company, to market and implement certain of Rafael's security products and technology in the United States.

     Battery and Power Systems Division

         ZINC-AIR FUEL CELLS, BATTERIES AND CHARGERS FOR THE MILITARY

         We have been engaged in research and development in the field of Zinc-Air electrochemistry and battery design for over ten years, as a result of which we have developed our current Zinc-Air technology and its applications. We have successfully applied our technology to our high-energy battery packs for military and security applications. We have also applied our technology to the development of a refuelable Zinc-Air fuel cell for powering zero-emission electric vehicles. Through these efforts, we have sought to position ourselves as a world leader in the application of Zinc-Air technology to innovative primary and refuelable power sources.

         Our primary existing battery product for the military and defense sectors is a 12/24 volt, 800 watt-hour battery pack for battlefield power, which is based on our Zinc-Air fuel cell technology, weighs only six pounds and has approximately twice the energy capacity per pound of the U.S. Army's standard lithium-sulfur dioxide battery packs - the BA-8180/U battery, which offer extended-use portable power using our commercial Zinc-Air cell technology. Our BA-8180/U battery has received a National Stock Number (a Department of Defense catalog number assigned to products authorized for use by the U.S. military), making our batteries available for purchase by all units of the U.S. Armed Forces.

         We believe that our Zinc-Air batteries provide the highest energy and power density combination available today in the defense market, making them particularly appropriate where long missions are required and low weight is important.

         LITHIUM BATTERIES AND CHARGING SYSTEMS FOR THE MILITARY

         Recent developments and improvements in lithium rechargeable batteries have caused the US military, as well as armies worldwide, to shift many battery-operated devices to cost-effective rechargeable batteries. Non-rechargeable batteries continue to be the leading source of energy in war and during limited conflicts. For more than ten years, our wholly-owned subsidiary Epsilor Electronic Industries, Ltd. has developed and sold rechargeable and primary lithium batteries and smart chargers to the military, and to private industry in the Middle East, Europe and Asia.

         ELECTRIC VEHICLE

         Our electric vehicle effort, conducted through our subsidiary Electric Fuel Battery Corporation, continues to focus on finding a strategic partner that can lead the way to eventual commercialization of the Zinc-Air energy system. Our all-electric bus, powered by our Zinc-Air fuel cell technology, has demonstrated a world-record 127-mile range under rigorous urban conditions.

         LIFEJACKET LIGHTS

         We produce water-activated lifejacket lights for commercial aviation and marine applications based on our patented water-activated magnesium-cuprous chloride battery technology. We intend to continue to work with original equipment manufacturers (OEMs), distributors and end-user companies to expand our market share in the aviation and marine segments. We presently sell five products in the safety products group, three for use with marine life jackets and two for use with aviation life vests. All five products are certified under applicable international marine and aviation safety regulations.

     Armored Vehicle Division

         Through our majority-owned MDT Protective Industries Ltd. and MDT Armor Corporation subsidiaries, we specialize in using state-of-the-art lightweight ceramic materials, special ballistic glass and advanced engineering processes to fully armor vans and cars. MDT is a leading supplier to the Israeli military, Israeli special forces and special services. MDT's products are proven in intensive battlefield situations and under actual terrorist attack conditions, and are designed to meet the demanding requirements of governmental and private sector customers worldwide.

     Facilities

         Our principal executive offices are located at 632 Broadway, New York, New York 10012, and our telephone number at our executive offices is (646) 654-2107. Beginning April 15, 2004, we will move to new headquarters located at 250 West 57th Street, Suite 310, New York, New York 10107, and our new telephone number will be (212) 258-3222. Our corporate website is www.arotech.com. Our periodic reports to the Securities Exchange Commission, as well as recent filings relating to transactions in our securities by our executive officers and directors, that have been filed with the Securities and Exchange Commission in EDGAR format are made available through hyperlinks located on the investor relations page of our website, at http://www.arotech.com/compro/investor.html, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Reference to our websites does not constitute incorporation of any of the information thereon or linked thereto into this annual report.

         The offices and facilities of our three of our principal subsidiaries, EFL, MDT and Epsilor, are located in Israel (in Beit Shemesh, Lod and Dimona, respectively, all of which are within Israel's pre-1967 borders). Most of our senior management is located at EFL's facilities. IES's offices and facilities are located in Littleton, Colorado, FAAC's offices and facilities are located in Ann Arbor, Michigan, and the offices and facilities of EFB and MDT Armor are located in Auburn, Alabama.

Simulation, Training and Consulting Division

     Use-of-Force Training

         We conduct our interactive training activities through our subsidiary IES Interactive Training, Inc. ("IES"), a Delaware corporation based in Littleton, Colorado. IES is a leading provider of interactive, multimedia, fully digital training simulators for law enforcement, security, military and similar applications. With a customer base of over 500 customers in over twenty countries around the world, IES is a leader in the supply of simulation training products to military, law enforcement and corporate client communities. We believe, based on our general knowledge of the size of the interactive use-of-force market, our specific knowledge of the extent of our sales, and discussions we have held with customers at trade shows, etc., that IES provides more than 35% of the worldwide market for government and military judgment training simulators.

         INTRODUCTION

         IES offers consumers the following interactive training products and services:

         >> Range 3000 - providing use of force simulation for military and law enforcement. We believe that the Range 3000 is the most technologically advanced judgment training simulator in the world.

         >> A2Z Classroom Trainer - a state-of-the-art computer based training (CBT) system that allows students to interact with realistic interactive scenarios projected life-size in the classroom.

         >> Range FDU (Firearms Diagnostic Unit) - a unique combination of training and interactive technologies that give instructors a first-person perspective of what trainees are seeing and doing when firing a weapon.

         >> Summit Training International - providing relevant, cost-effective professional training services and interactive courseware for law enforcement, corrections and corporate clients.

         >> IES Studio Productions - providing cutting edge multimedia video services for law enforcement, military and security agencies, utilizing the newest equipment to create the training services required by the most demanding authorities.

         Our products feature state of the art all digital video formats, ultra-advanced laser-based lane detection for optimal accuracy and performance, customer-based authoring of training scenarios, and 95% COTS (commercial off-the-shelf)-based system.

         IES's revenues during 2001, 2002 and 2003 were approximately $3.5 million, $5.1 million and $8.0 million, respectively.

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

         The Range 3000 simulator allows training with respect to the full "Use of Force" continuum. Training can be done on an individual basis, or as many as four members of a team can participate simultaneously and be scored and recorded individually. Topics of training include (but are not limited to):

         >> Officer's Presence and Demeanor - Picture-on-picture digital recordings of the trainee's actions allows visual review of the trainee's reaction, body language and weapons handling during the course of the scenario, which then can be played back for debriefing of the trainee's actions.

         >> Verbalization - Correct phrases, timing, manner and sequence of an officer's dialogue is integrated within the platform of the system, allowing the situation to escalate or de-escalate through the officer's own words in the context of the scenario and in conjunction with the trainer.

         >> Less-Than-Lethal Training - Training in the use of non-lethal devices such as Taser, OC (pepper spray), batons and other devices can be used with the video training scenarios with appropriate reactions of each.

         >> Soft Hand Tactics - Low level physical control tactics with the use of additional equipment such as take-down dummies can be used.

         >> Firearms Training and Basic Marksmanship - Either utilizing laser based training weapons or in conjunction with a live-fire screen, the use of "Live Ammunition" training can be employed on the system.

         The interactive training scenarios are projected either through single or multiple screens and projectors, allowing IES to immerse a trainee in true-to-life training scenarios and incorporating one or all the above training issues in the "Use of Force" continuum.

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

         The advanced A2Z Courseware Authoring Tools allow the trainer easily to create complete customized interactive courses and scenarios.

         The Authoring Tools harness advances in digital video and multimedia, allowing the trainer to capture video and graphics from any source. The A2Z allows the trainer to combine his or her insight, experience and skills to recreate a realistic learning environment. The A2Z Training System is based on the well-known PC-Pentium technology and Windows XPTM operated. The menu and mouse operation make the A2Z user-friendly.

         The individual keypads are connected "wirelessly." The system is completely portable and may be setup within a matter of minutes.

     Key advantages:

         >>       Provides   repeatable   training   to  a  standard   based  on
                  established policy

         >> Quick dissemination and reinforcement of correct behavior and policies

         >>       Helps reduces liability

         >> More efficient than "traditional and redundant" role-playing methods

         >>       Realistic scenarios instead of outdated "play-acting"

         >> Interactive training of up to 250 students simultaneously with wireless keypads

         >>       Easy Self-Authoring of interactive training content

         >>       PC-Pentium platform facilitates low cost of ownership

         >>       Easy to use Windows XP-based software

         >>       Easy to deploy in any classroom

         Range FDU

         The Range FDU (firearm diagnostics unit) is a unique combination of training and interactive technologies that give instructors a first-person perspective of what trainees are seeing and doing when firing a weapon. The Range FDU is the only firearms training technology of its kind.

         With the Range FDU, firearms instructors can see the trainees' actual sight alignment to the target as well as measure trigger pressure against proper trigger pressure graphs, making corrective instruction simple and effective. In addition, the Range FDU records a trainee's recoil control, grip and stance - allowing the instructor to playback the information in slow motion or real time to better analyze the trainee's actions and more accurately diagnose any deficiencies.

         The Range FDU also has the ability to record the firearm instruction session to either DVD or VHS, allowing both the trainee and the instructor to review it at a later time. Trainees now have a diagnostic tool that they can learn from, even after their training has been completed. In addition, instructors can build a library for each trainee to record progress.

         The Range FDU provides the following benefits:

         >>       Fall of shot feedback

         >>       Trigger pressure analysis

         >>       Recoil control, grip and stance assessment

         >>       Sight alignment

         >>       Sight picture analysis and target reacquisition

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

         Conferences

         STI has provided conferences throughout the United States, on such topics as:

         >>       Recruiting and Retention of Law  Enforcement  and  Corrections
                  Personnel

         >>       Ethics and Integrity

         >>       Issues of Hate Crimes

         >>       Traffic Stops and Use of Force

         >>       Community and Corporate Partnerships for Public Safety

         >>       Creating a Safe School Environment

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

         Courseware

         STI develops courseware for use exclusively with IES's interactive systems. Courses are designed to addresses specific department issues, and can be customized to fit each agency's needs. These courses are available in boxed sets that provide the customer with a turn-key training session. The A2Z Classroom Trainer and the Range 3000 XP-4 are used to deliver the curriculum and create a virtual world that the trainees respond and react to. Strategic relationships with high profile companies such as H&K Firearms, and Taser International, provide customers with training that deals with cutting edge issues facing law enforcement today. The incorporation of STI's courseware library along with simulation systems allows training to remain consistent and effective, giving customers more value for their training dollar.

         IES Studio Productions

         IES Studio Productions, a division of IES, provides multimedia video services for law enforcement, military and security agencies, and others. IES Studio Productions creates interactive courseware and interactive scenarios for the Range 3000, Video Training Scenarios and all types of video production services. With the latest in media equipment, IES Studio Productions provides all media and marketing services to IES Interactive Training in-house.

         MARKETING

         IES markets its products and services to domestic and international law enforcement, military and other federal agencies and to various companies that serve them, through attendance and presentations at conferences, exhibits at trade shows, seminars at law enforcement academies and government agencies, through its web pages on the Internet, and to its compiled database of prospect and customer names. IES's salespeople are also its marketing team. We believe that this is effective for several reasons: (1) customers appreciate talking directly with salespeople who can answer a wide range of technical questions about methods and features, (2) our salespeople benefit from direct customer contact through gaining an appreciation for the environment and problems of the customer, and (3) the relationships we build through peer-to-peer contact are useful in the military, police and federal agency market.

         IES also uses its web pages on the Internet for such activities as providing product information and software updates.

         IES markets augmentative and alternative law enforcement products through a network of employee representatives and independent resellers. These products include but are not limited to products manufactured by:

         >>       Bristlecone Products

         >>       Airmunitions Inc.

         >>       Taser Inc.

         >>       ASP Inc.

         >>       H&K Training Centers

         At the present time IES has six sales representatives based in Denver, eight domestic independent distributors, and fifteen independent resellers / representatives overseas. IES also has three inside sales/support persons who answer telephone inquiries on IES's 800 line and Internet, and who can also provide technical support. Additional outside salespersons and independent dealers and resellers are being actively recruited at this time.

         IES typically participates in over thirty industry conferences annually, held throughout the United States and in other countries, that are attended by our potential customers and their respective purchasing and budgeting decision makers. A significant percentage of IES's sales of products, both software and hardware, are sold through leads developed at these shows.

         IES and others in the industry demonstrate their products at these conferences and present technical papers that describe the application of their technologies and the effectiveness of their products. IES also advertises in selected publications of interest to potential customers.

         CUSTOMERS

         Most of IES's customers are law enforcement agencies, both in the United States (federal, state and local) and worldwide. Purchasers of IES products have included (in the United States) the FBI, the Secret Service, the Bureau of Alcohol, Tobacco and Firearms, the Customs Service, the Federal Protective Service, the Border Patrol, the Bureau of Engraving and Printing, the Coast Guard, the Federal Law Enforcement Training Centers, the Department of Health and Human Services, the California Department of Corrections, NASA, police departments in Texas (Houston), Michigan (Detroit), D.C., California (Fresno and the California Highway Patrol), Massachusetts (Brookline), Virginia (Newport News and the State Police Academy), Arizona (Maricopa County), universities and nuclear power plants, as well as international users such as the Israeli Defense Forces, the German National Police, the Royal Thailand Army, the Hong Kong Police, the Russian Security Police, and over 500 other training departments worldwide.

         The mix of customers has historically been approximately 40% city and state agencies, 30% federal agencies, and 30% international. During 2003, IES's order from the German National Police accounted for 16% of our revenues on a consolidated basis.

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

         Vehicle Simulators

         Through our wholly-owned subsidiary, FAAC Corporation, we provide simulators, systems engineering and software products to the United States military, government and private industry. FAAC's fully interactive driver-training systems feature state-of-the-art vehicle simulator technology enabling training in situation awareness, risk analysis and decision making, emergency reaction and avoidance procedures, and conscientious equipment operation. FAAC has an installed base of over 179 simulators that have successfully trained over 80,000 drivers. FAAC's customer base includes all branches of the U.S. Department of Defense, state and local governments, and commercial entities.

         INTRODUCTION

         Based in Ann Arbor, Michigan, FAAC is a premier developer of validated, high fidelity analytical models and simulations of tactical air and land warfare for all branches of the Department of Defense and its related industrial contractors. Simulations developed by FAAC are found in systems ranging from instrumented air combat and maneuver ranges (such as Top Gun) to full task training devices such as the F-18 Weapon Tactics Trainer. FAAC is also the leading supplier of wheeled vehicle simulators to the U.S. Armed Forces for mission-critical vehicle training. Management believes that FAAC has held a 100% market share in U.S. military wheeled simulators since 1999 and holds a market share in excess of 50% in commercial wheeled vehicle simulators.

         Simulators are cost-effective solutions, enabling users to reduce overall aircraft and ground vehicle usage, vehicle maintenance costs, fuel costs, repairs, and spares expenditures. For example, FAAC's Medium Tactical Vehicle Replacement (MTVR) simulators have reduced total driver training time by 35%. Many customers have reduced actual "behind-the-wheel" time by up to 50% while still maintaining or improving safety. Additionally, for customers with multiple simulators, the corresponding increase in the student to instructor ratio has reduced instructor cost per student.

         The implementation of FAAC simulators has led to measurable benefits. North American Van Lines, one of FAAC's earliest vehicle simulator customers, has shown a 22% reduction in preventable accidents since it began using FAAC's simulators. The German Army, one of FAAC's earliest Military Vehicle customers, showed better driver testing scores in 14 of 18 driver skills compared to classroom and live driver training results. Additionally, the New York City Transit Authority documented a 43% reduction in preventable accidents over its first six months of use and has reduced its driver hiring and training "washout" by 50%.

         Simulators can produce more drastic situations than can traditional training, which inherently produces drivers that are more skilled in diverse driving conditions. For example, while many first-time drivers will learn to drive during the summer months, they are not trained to drive in wintry conditions. Simulators can produce these and other situations, such as a tire blowout or having to react to a driver cutting off the trainee, effectively preparing the driver for adverse conditions.

         FAAC supplies on-board software to support weapon launch decisions for the F-15, F-18, and Joint Strike Fighter fighter aircraft. Pilots benefit by having highly accurate presentations of their weapon's capabilities, including susceptibility to target defensive reactions. FAAC designed and developed an Instructor operator station, mission operator station and real-time, database driven electronic combat environment for the special operational forces aircrew training system. The special operational forces aircrew training system provides a full range of aircrew training, including initial qualification, mission qualification, continuation, and upgrade training, as well as combat mission rehearsal.

         FAAC operates in two primary business areas: Vehicle Simulations, which focuses on the development and delivery of complete driving simulations for a wide range of vehicle types - such as trucks, automobiles, buses, fire trucks, police cars, ambulances, airport ground vehicles, and military vehicles - for commercial, governmental and foreign customers; and Military Operations, which conducts tactical air and land combat analysis and develops analytical models, simulations, and "turnkey" training systems for the U.S. military. In 2003, Vehicle Simulations accounted for approximately 75% of FAAC's revenues, and Military Operations accounted for approximately 25% of FAAC's revenues.

         FAAC's revenues during 2001, 2002 and 2003 were approximately $12.2 million, $15.2 million and $9.8 million, respectively.

         PRODUCT LINES

         Below is a description of FAAC's products and product lines.

              Vehicle Simulations

                  Military Vehicles

         Military Vehicles is FAAC's largest business segment. Military vehicle simulators are highly realistic vehicle simulators that include variable reactive traffic and road conditions, the capacity to customize driving conditions to be geography-specific, and training in hazardous and emergency conditions. FAAC has several large contracts and task orders in the Military Vehicles business, including (i) the MTVR contract to develop vehicle simulators and related training services for the U.S. Marine Corps; (ii) a series of scheduled General Services Administration purchases of simulators with the U.S. Army to supply 78 simulators for 25 training sites; and (iii) a two-year contract with the U.S. Navy Seabees to supply eight simulators for three training sites. Management estimates that FAAC's software trained 9,000 soldiers at four sites in 2002.

         FAAC's military vehicle simulators provide complete training capabilities based on integrated, effective simulation solutions to military vehicle operators in the U.S. Armed Forces. FAAC's flagship military vehicle simulation product is its MTVR Operator Driver Simulator, developed for the USMC. The MTVR ODS concept is centered on a pod of up to six Student Training Stations (STS) and a single controlling Instructor Operator Station (IOS). The STS realistically simulates the form, fit, and feel of the MTVR vehicle. The high-fidelity version of the STS consists of a modified production cab unit mounted on a full six-degree-of-freedom motion platform. The STS provides over an 180-degree field of view into a realistically depicted virtual world, simulating a variety of on-road and off-road conditions. The IOS is the main simulation control point supporting the instructor's role in simulator training. The IOS initializes and configures the attached STS, conducts training scenarios, assesses student performance, and maintains scenarios and approved curriculum.

         FAAC's software solution provides a complete operator training curriculum based upon integrated simulation training. Military vehicle simulators enable students to learn proper operational techniques under all terrain, weather, road, and traffic conditions. Instructors can use simulators as the primary instructional device, quantitatively evaluating student performance under controlled, repeatable scenarios. This monitoring, combined with the ability to create hazardous and potentially dangerous situations without risk to man or material, results in well-trained students at significantly less cost than through the use of traditional training techniques. In addition to standard on-road driver training, FAAC's military vehicle simulators can provide training in such tasks as:

         >> Off-road driving on severe slopes, including muddy or swampy terrain;

         >>       Night vision goggle and blackout conditions;

         >>       Convoy training; and

         >> The use of the Central Tire Inflation System in response to changing terrain.

         In addition to simulation systems, FAAC offers on-site operator and maintenance staff, train-the-trainer courses, curriculum development, scenario development, system maintenance, software upgrades, and warranty packages to its U.S. Armed Forces customers.

         Commercial Vehicles

         Commercial Vehicles is FAAC's second largest business segment. The Commercial Vehicles business is comprised of technology similar to that of the Military Vehicles product line and also is customized to reflect the specific vehicle being simulated. FAAC serves four primary customer bases in the Commercial Vehicles business: transit, municipal, airport, and corporate customers.

         Transit

         Transit customers represent an attractive customer base as they generally have access to their own funds, which often exempts them from the lengthy and complex process of requesting funds from a governing body. FAAC has provided simulators to ten leading transit authorities, including the New York City Transit Authority, Washington, D.C. Metro, and Dallas Area Rapid Transit.

         Municipal

         FAAC targets municipal customers in police departments, hospitals, fire departments, and departments of transportation for sales of its municipal product. FAAC's customers include the Mexico Department of Education, California Department of Transportation, and the Fire Department of New York. FAAC is developing an industry advisory group focusing on the municipal market to identify and address customer needs. Additionally, FAAC has developed a simulator module to extend the simulation once police, fire, or emergency medical service personnel reach the incident location. FAAC management believes that this represents another of FAAC's bases of differentiation over its competition.

         Airport

         FAAC was a pioneer in providing simulation software to airports to facilitate training personnel in adverse conditions, including the Detroit and Toronto airports.

         Corporate

         FAAC targets corporate fleets and "for-hire" haulers as customers of the corporate simulator product. These customers use simulators to train personnel effectively as well as to avoid the brand damage that could be associated with poor driver performance. To date, FAAC has provided simulators to customers such as Schlumberger Oil Services, Kramer Entertainment, and North American Van Lines.

         Military Operations

         FAAC provides air combat range software, missile launch envelope decision support software, the SimBuilder(TM) simulation software product, and Weapon System Trainer software through the Military Operations business line.

         Air Combat Range Software

         FAAC serves the U.S. Air Force Air Combat Training System and U.S. Navy Tactical Aircrew Training System with its air combat training range software. Air combat training ranges allow pilots to train and evaluate new tactics in a controlled airborne environment. Air "battles" are extremely realistic, with FAAC software determining the outcome of weapon engagements based on launch conditions and the target aircraft defensive reactions.

         Missile Launch Envelope Software

         Onboard weapon decision-making software enables pilots to assimilate the complex information presented to them in F-15 and F-18 fighter aircraft. FAAC provides its missile launch envelope software to the U.S. Navy and Air Force through its subcontracting relationships with Boeing.

         Weapon System Trainer Software

         FAAC has  successfully  transitioned  software  from U.S. Navy Tactical
Aircrew Training Systems to over 15 Weapon Systems Trainers built by prime contractors such as L-3, Boeing, Northrop Grumman, and Lockheed Martin.

         SIMBuilder(TM)

         The SimBuilder(TM) simulation software product is designed to provide weapons simulation models for use in training environments for launched weapons. This software enables foreign end-users to use weapons simulation models similar to the U.S. military without classified U.S. weapons data. Militaries of Canada, Taiwan, and Singapore currently use SimBuilders(TM).

         MARKETING

         The sales and marketing effort at FAAC focuses on developing new business opportunities as well as generating follow-on sales of simulators and upgrades. FAAC currently employs four dedicated sales representatives who focus on Commercial Vehicles, Military Operations, and Military Vehicles opportunities. Furthermore, two additional FAAC employees spend a significant portion of their time in sales. Various members of senior management serve as effective sales representatives in the generation of municipal, military, and corporate business. FAAC also retains the services of four independent consultants who act as marketing agents on FAAC's behalf. These representatives are largely commission-based agents who focus on particular products and/or regions (such as airport customers, Texas, California, and Eglin Air Force
Base). Finally, FAAC has four customers that have agreements wherein the companies support FAAC marketing efforts and market FAAC products themselves in exchange for commissions and/or free upgrade services.

         FAAC's sales representatives are salaried employees with minimal commission-based revenue. Independent consultants generally do not receive a base salary and receive 5% to 10% commissions on the amount of business that they generate each year. The majority of FAAC's sales representatives have engineering backgrounds that they leverage to anticipate the technical needs of FAAC's dynamic customer base and targeted markets. Additionally, the program manager and service department assist FAAC in gaining repeat business.

         Developing a pipeline of follow-on work is one of the tasks for all program managers. FAAC has a long history of repeat and follow-on work with programs such as F-15 and F-18 ZAP (over 20 contracts with Boeing), the U.S. Navy Tactical Aircrew Training System (a series of 6 sequential contracts over the last 25 years), and F-18 Weapon Tactics Trainer (series of 20 contracts with the simulator manufacturer).

         FAAC also aggressively pursues several marketing initiatives to complement its experienced sales force. FAAC's most successful marketing strategy includes the formation of industry advisory groups. Such advisory groups, which consist of simulation users within select industries, conduct regular seminars to educate transit and similar agencies on the benefits and challenges of simulation-based training, as well as to share training concepts, curriculums, and experiences. These sessions not only serve as excellent sales and marketing tools to generate orders but also have created significant goodwill with customers. FAAC management believes that these industry advisory groups have proven to be particularly successful in cooperative industries, such as transit, where users are self-funded and do not compete with one another.

         CUSTOMERS

         FAAC has long-term relationships, many of over ten years' duration, with the U.S. Air Force, U.S. Navy, U.S. Army, and most major Department of Defense training and simulation prime contractors and related subcontractors. The quality of FAAC's customer relationships is illustrated by the multiple program contract awards it has earned with many of its customers. For example, under a series of 20 subcontracts over 15 years, FAAC has provided the tactical environment and F-18 weapons and avionics models for the F/A-18 Weapons Tactics Trainer. FAAC has served as a subcontractor for the F/A-18 WTT through three distinct prime contractor tenures.

         COMPETITION

         FAAC's technical excellence, superior product reliability, and high customer satisfaction have enabled FAAC to develop market leadership and an attractive competitive position. Several potential competitors in the military segment are large, diversified defense and aerospace conglomerates who do not focus on FAAC's specific niches. As such, FAAC is able to serve certain large military contracts through strategic agreements with these organizations or can compete directly with these organizations based on FAAC's strength in developing higher quality software solutions. In commercial market applications, FAAC competes against smaller, less sophisticated software companies.

         FAAC differentiates itself from its competition on several bases:

         >> Leading Technology - Management believes that FAAC offers better-developed, more dynamic software than its competitors. Additionally, FAAC incorporates leading graphics and motion-cueing technologies in its systems to provide customers with the most realistic simulation experience on the market.

         >> Long History in the Simulation Software Business - As a market leader in the simulation software business for more than thirty years, FAAC's professionals understand customer requirements and operating environments. Thus, FAAC builds its software to meet and exceed demanding customers' expectations.

         >>       Low-Cost   Research  and  Development   Capabilities  for  New
                  Products - FAAC's customers benefit from government and commercial funding of research and development and the low cost of subsequent adaptation. As such, internally funded new product development costs have been less than $100,000 per year since 1999.

         >> Service Reputation - FAAC is known for providing better service than the competition, a characteristic that drives new business within FAAC's chosen markets.

         >> Standardized Development Processes - FAAC generally delivers its products to the market more quickly than its competition and at higher quality due to its standardized development processes.

         Below is a description of FAAC's competition organized by product lines.

         Vehicle Simulations

         Military Vehicles

         FAAC has been the sole provider of wheeled vehicle simulation solutions to the U.S. military since 1999. FAAC's devotion to developing realistic, comprehensive products for a wide range of vehicle types positions it as the preferred simulation provider within this market niche. FAAC's strategy of identifying a training need, isolating government funds, and then developing a customized training solution has led to considerable successes. This approach, which differs from the "build first and market later" strategy employed by a number of FAAC's competitors, effectively identifies market opportunities and provides a better product to the military customer. Diversified defense companies and commercial simulation providers have attempted to enter the military wheeled vehicle market but have been unsuccessful thus far. Although FAAC's management believes that market penetration by these companies is ultimately inevitable, FAAC's established brand, understanding of customer
requirements,   and  engineering  expertise  provide  FAAC  with  a  competitive advantage in this market segment. FAAC's primary competitors for military vehicle simulation solutions include Lockheed Martin Corporation's Information & Technology Services Group, Raydon Corporation, and the Cubic Defense Applications division of Cubic Corporation.

         Commercial Vehicles

         A handful of simulation product and service companies currently compete with FAAC's targeted commercial driving simulator markets. However, FAAC's marketing and development of selected commercial market segments has positioned FAAC as a leading provider of commercial simulation solutions. Competition within each market segment varies, but the following companies generally participate in selected driving simulator market opportunities: GE Capital I-Sim (a subsidiary of GE Capital Commercial Equipment Financing), Doron Precision Systems, Lockheed-Martin Corporation's LMIS Division, Global SIM, and USADriveSafe, Inc.

         Military Operations

         Currently no significant competitors participate in the market for FAAC's tactical environment software, and there are essentially no independent competitors that exist in the market for FAAC's decision support software. Competition for software to support tactical environment requirements in aircraft weapon systems trainers comes from the manufacturers of the simulators themselves and from a handful of companies who produce tactical environment software. FAAC's primary competitors for training range software, decision support software, and weapons system trainer software solutions include Lockheed Martin Corporation, L-3 Communications Holdings, Raytheon Company, Science Applications International Corporation, Dynetics, Inc., and Georgia Tech Research Institute.

         Security Consulting

         Arocon Security Corporation focuses on protecting life, assets and operations with minimum hindrance to personal freedom and daily activities. Arocon Security, which provides security consulting and other services, has signed an agreement with Rafael Armament Development Authority Ltd., Israel's leading defense research and development company, to market and implement certain of Rafael's security products and technology in the United States.

Battery and Power Systems Division

     Zinc-Air Fuel Cells, Batteries and Chargers for the Military

         We base our strategy in the field of Zinc-Air military batteries on the development and commercialization of our next-generation Zinc-Air fuel cell technology, as applied in our batteries that we produce for the U.S. Army's Communications and Electronics Command (CECOM). We will continue to seek new applications for our technology in defense projects, wherever synergistic technology and business benefits may exist. We intend to continue to develop our battery products for defense agencies, and plan to sell our products either directly to such agencies or through prime contractors.

         Since 1998 we have received and performed a series of contracts from CECOM to develop and evaluate advanced primary Zinc-Air fuel cell packs. Pursuant to these contracts, we developed and began selling in 2002 a 12/24 volt, 800 watt-hour battery pack for battlefield power, which is based on our Zinc-Air fuel cell technology, weighs only six pounds and has approximately twice the energy capacity per pound of the U.S. Army's standard lithium-sulfur dioxide battery packs - the BA-8180/U battery.

         In the second half of 2002, our five-year program with CECOM to develop a Zinc-Air battery for battlefield power culminated in the assignment of a National Stock Number and a $2.5 million delivery order for the newly designated BA-8180/U battery. Subsequent to this initial $2.5 million delivery order, we received in 2003 an additional $6.8 million in follow-on orders from the Army.

         Our batteries have been used in both Afghanistan (Operation Enduring Freedom) and in Iraq (Operation Iraqi Freedom). The significant contribution that our batteries made to both these endeavors was recognized by General Tommy
R. Franks, then the Commander of United States Central Command (USCENTCOM), who said in a letter to EFB dated July 3, 2003, "Your efforts in managing and supplying zinc-air batteries were seen as nothing less than spectacular. The long hours, hard work, and personal sacrifices made in support of these operations have ensured our War Fighters had the necessary resources to successfully conduct their missions without interruption."

         Our Zinc-Air fuel cells, batteries and chargers for the military are manufactured through our Electric Fuel Battery Corporation subsidiary. In 2003, EFB's facilities were granted ISO 9001 "Top Quality Standard" certification.

         PRODUCTS

         Zinc-Air Power Packs

         BA-8180/U

         Electric Fuel Zinc-Air power packs are lightweight, low-cost primary Zinc-Air batteries with up to twice the energy capacity per pound of primary lithium (LiSO2) battery packs, which are the most popular batteries used in the US military today. Zinc-Air batteries are inherently safe in storage, transportation, use, and disposal.

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

         CECOM has assigned a National Stock Number (NSN) to our Zinc-Air battery, making it possible to order and stock the battery for use by the Armed Forces. CECOM also assigned the designation BA-8180/U to our Zinc-Air battery, the first time an official US Army battery designation was ever assigned to a Zinc-Air battery.

         Based on extensive contacts with the US and foreign military agencies, we believe that a significant market exists for the BA-8180/U both in the US Armed Forces and abroad.

         8140/U

         The BA-8140/U is a new product, presently being field tested and at its initial procurement stages. The BA-8140/U is a smaller version of our 8180/U, which we developed at the request of CECOM. It is approximately half the size, weight and capacity of our 8180/U, and is appropriate for smaller hand-held communications devices.

         Adapters

         The BA-8180/U is a battery, but in order to connect it to a specific piece of equipment, an adapter must be used. In order to provide compatibility between the BA-8180/U and various items of military equipment, we supply various types of electrical interface adapters for the BA-8180/U, including equipment-specific adapters for the AN/PRC-119 SINCGARS and SINCGARS ASIP tactical radio sets, and a generic interface for items of equipment that were designed to interface with a BA-5590 or equivalent battery. Each of the three interfaces was also assigned a national stock number (NSN) by CECOM. In addition, we are in the process of adding more electrical interfaces for the BA-8180/U. These will address various applications, including other radios, night vision, missile launchers and chemical detectors.

         Hybrids

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

         Forward Field Chargers

         One of the initial goals to develop high energy density and power density Zinc-Air was to deploy them as forward field chargers. It was envisioned that a man portable power pack would be required by the dismounted soldier to charge the range of rechargeable batteries now proliferating the military. A high efficiency forward field charger has been developed which enables either a BB-390/U (NiMH) or a BB-2590/U (Li-ion) to receive multiple charges from a single BA-8180/U.

         Other Zinc-Air Products

         A fourth generation of Zinc-Air products has been developed for applications where volume is critical, and/or where the power to energy ratio needs to be significantly higher than that of the BA-8180/U. These "Gen4" Zinc-Air products consist of an air cathode folded around a zinc electrode. Gen4 was originally developed for the Marine Corps Dragon Eye UAV, which requires up to 200 W from a battery that fits into its sleek fuselage and which weighs less than one kilogram. Along the way, it was recognized that the Gen4 design could be applied to other battery missions requiring high power as well as energy density, such as Land Warrior and Objective Force Warrior soldier systems, where up to 300 Wh of energy are required of a 24 hour battery that must be worn conformably, at minimal weight. For these systems the battery currently limits functionality, and Gen4 zinc-air may be the enabling technology.

         We are currently under contract with the U.S. military and an Israeli security agency, to demonstrate the feasibility of Zinc-Air batteries for both unmanned aerial vehicles (UAV) and micro-air vehicles (MAV) platforms, respectively. Short-term development goals include the optimization and integration of cell components for performance and manufacturability. System-level objectives include refinement of battery envelope design and vehicle interfaces, and continued actual flight testing. During 2003, our Zinc-Air battery successfully powered a Dragon Eye unmanned drone and an MAV in test flights, outperforming a competing technology, a high-performance lithium-ion polymer battery.

         UAVs

         Man-portable UAVs are considered to be an increasingly important battlefield tool for reconnaissance and surveillance of enemy positions. At present, power sources available to the military provide only marginally adequate operating times for these UAVs. For example, the Marine Corps' DragonEye system, operating off primary lithium batteries, can run for 30 to 60 minutes. We expect to achieve a cruise time of at least two hours using an equivalent weight of Zinc-Air cells. Our Zinc-Air battery successfully powered a Dragon Eye unmanned drone in a test flight in June 2003.

         MAVs

         Development of electrically propelled MAVs has been hampered by the lack of a satisfactory battery solution. Achievement of our development targets will enable a Zinc-Air battery to power a typical 5-oz. MAV for as long as 30 minutes. Our Zinc-Air battery successfully powered an MAV in a test flight in June 2003, outperforming a competing technology, a high-performance lithium-ion polymer battery.

         MARKETS/APPLICATIONS

         Being an external alternative to the popular lithium based BA-5590/U, the BA-8180 can be used in many applications operated by the 5590. The BA-8180/U can be used for a variety of military applications, including:

         >>       Tactical radios

         >>       SIGINT systems

         >>       Training systems

         >>       SATCOM radios

         >>       Nightscope power

         >>       Guidance systems

         >>       Surveillance systems

         >>       Sensors

         CUSTOMERS

         EFB's   principal   customer   during   2003   was  the   U.S.   Army's
Communications-Electronics   Command  (CECOM),  sales  to  which  accounted  for
approximately 27% of our revenues in 2003.

         COMPETITION

         The BA-8180/U is the only Zinc-Air battery to hold a US Army battery designation. It does, however, compete with other primary (disposable)
batteries, and primarily lithium based batteries. In some cases, primarily in training missions, it will also compete with rechargeable batteries.

         Zinc-Air batteries are inherently safer than primary lithium battery packs in storage, transportation, use, and disposal, and are more cost effective. They are lightweight, with up to twice the energy capacity per pound of primary lithium battery packs. Zinc-Air batteries for the military are also under development by Rayovac Corporation. Rayovac's military Zinc-Air batteries utilize cylindrical cells, rather than the prismatic cells that we developed. While cylindrical cells may provide higher specific power than our prismatic cells, we believe they will generally have lower energy densities and be more difficult to manufacture.

         The most popular competing primary battery in use by the US Armed Forces is the BA-5590, which uses lithium-sulfur dioxide (LiSO2) cells. The largest suppliers of LiSO2 batteries to the US military are believed to be Saft America Inc and Eagle Picher Technologies LLC. The battery compartment of most military communications equipment, as well as other military equipment, is designed for the x90 family of batteries, of which the BA-5590 battery is the most commonly deployed. Another primary battery in this family is the BA-5390, which uses lithium-manganese dioxide (LiMnO2) cells. Suppliers of LiMnO2 batteries include Ultralife Batteries Inc., Saft and Eagle Picher.

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

         MANUFACTURING

         EFB has established a battery factory at our new location in Auburn, Alabama, where we have leased 15,000 square feet of light industrial space from the city of Auburn. We also have production capabilities for some battery components at the facility of EFL in Beit Shemesh, Israel. Both the facilities in Auburn and those in Beit Shemesh have received ISO 9001 "Top Quality Standard" certification.

     Lithium Batteries and Charging Systems for the Military

         We sell lithium batteries and charging systems to the military through our subsidiary Epsilor Electronic Industries, Ltd., an Israeli corporation established in 1985 that we purchased early in 2004.

         Epsilor specializes in the design and manufacture of primary and rechargeable batteries, related electronic circuits and associated chargers for military applications. Epsilor has experience in working with government agencies, the military and large corporations. Epsilor's technical team has significant expertise in the fields of electrochemistry, electronics, software and battery design, production, packaging and testing.

         PRODUCTS

         Epsilor currently produces over 50 different products in the following categories:

         >>       Primary batteries;

         >>       Rechargeable batteries;

         >>       Smart chargers;

         >>       State of charge indicators; and

         >>       Control and monitoring battery circuits

         Epsilor's batteries are based on commercially-available battery cells that we purchase from several leading suppliers, with proprietary energy management circuitry and software. Epsilor's battery packs are designed to withstand harsh environments, and have a track record of years of service in armies worldwide.

         Epsilor produces a wide range of primary batteries based on the following chemistries: lithium sulfur dioxide, lithium thionyl chloride, lithium manganese dioxide and alkaline. The rechargeable battery chemistries that Epsilor employs are: nickel cadmium, nickel metal hydride and lithium-ion. Epsilor manufactures single and multi-channel smart chargers for nickel cadmium, nickel metal hydride and lithium-ion batteries.

         Epsilor has designed a number of sophisticated state of charge indicators. These are employed in Epsilor's products and are also sold as components to other battery pack manufacturers. Epsilor also develops and manufactures control systems for high rate primary battery-packs and monitoring systems for rechargeable battery-packs.

         MARKETS/APPLICATIONS

         Epsilor's target markets are military and security entities seeking high-end solutions for their power source needs. By their nature, the sell-in cycles are long and the resultant entry barriers are high. This is due to the high cost of developing custom designs and the long period needed to qualify any product for military use.

         Epsilor's present customers include:

         >>       Armed forces in the Middle East and Asia;

         >>       Military original equipment manufacturers (OEMs); and

         >>       Various battery manufacturers.

         COMPETITION

         Epsilor's main competitors are Bren-tronics Inc. in the United States, which controls much of the U.S. rechargeable market, and AEA Battery Systems (a wholly owned subsidiary of AEA Technology plc) in the United Kingdom, which has the majority of the English military market. On the primary end of the market there are a host of players who include the cell manufacturers themselves, including Saft S.A. and Ultralife Batteries, Inc.

         It should be noted that a number of OEMs, such as Motorola, have internal engineering groups that can develop competitive products in-house. However, on many occasions they outsource such activities in order to stabilize their staffing level.

         MARKETING

         Epsilor markets to its existing customers through direct sales. To generate new customers and applications, Epsilor relies on its working relationship with a selection of OEMs, with the intent of having these OEMs design Epsilor products into their equipment, thereby creating a market with a high entry barrier.

         MANUFACTURING

         Epsilor has developed and built battery production lines for military batteries and chargers which have been ISO-9001 certified since 1994. We believe that Epsilor's 19,000 square foot facility in Dimona, Israel has the necessary capabilities and operations to support its production cycle.

     Electric Vehicles

         We believe that electric buses represent a particularly important market for electric vehicles in the United States. Transit buses powered by diesel engines operate in large urban areas where congestion is a fact of life and traffic is largely stop-and-go. As a result, they are the leading contributor to inner city toxic emissions, and are a major factor for those U.S. cities that have been designated as in "non-attainment" with respect to air quality standards. Moreover, the U.S. Environmental Protection Agency has identified particulate emissions from diesel engine emissions as a carcinogen. Electric Fuel-powered full-size vehicles, capable of clean, long-range, high-speed travel, could fulfill the needs of transit operators in all weather conditions, with fast, cost-effective refueling. An all-electric, full-size bus powered by the Electric Fuel system can provide to transit authorities a full day's operating range for both heavy duty city and suburban routes in all weather conditions.

         THE ELECTRIC FUEL ZINC-AIR ENERGY SYSTEM FOR ELECTRIC VEHICLES

         The Electric Fuel Zinc-Air Energy System consists of:

         >> an in-vehicle, Zinc-Air fuel cell unit consisting of a series of Zinc-Air cells and refuelable zinc-fuel anode cassettes;

         >> a battery exchange unit for fast vehicle turn-around that is equivalent to the time needed to refuel a diesel bus;

         >>       an  automated   battery   refueling  system  for  mechanically
                  replacing depleted zinc-fuel cassettes with charged cassettes; and

         >>       a  regeneration  system  for  electrochemical   recycling  and
                  mechanical repacking of the discharged fuel cassettes.

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

         THE  DEPARTMENT  OF   TRANSPORTATION-FEDERAL   TRANSIT   ADMINISTRATION
         ZINC-AIR ALL ELECTRIC TRANSIT BUS PROGRAM

         In the United States, our Zinc-Air technology is the focus of a Zinc-Air All Electric Bus demonstration program the costs and expenditures of which are 50% offset by subcontracting fees paid by the U.S. Department of Transportation's Federal Transit Administration (FTA). The test program is designed to prove that an all-electric bus can meet these and all other Los Angeles and New York Municipal Transit Authority mass transit requirements including requirements relating to performance, speed, acceleration and hill climbing.

         The bus used in the program, which includes General Electric and the Regional Transportation Commission of Southern Nevada (RTC) as project partners, is a standard 40-foot (12.2 meter) transit bus manufactured by NovaBus Corporation. It has a capacity of 40 seated and 37 standing passengers and a gross vehicle weight of 39,500 lbs. (17,955 kg.). The all-electric hybrid system consists of an Electric Fuel Zinc-Air fuel cell as the primary energy source, an auxiliary battery to provide supplementary power and recuperation of energy when braking. Ultracapacitors enhance this supplementary power, providing faster throughput and higher current in both directions than the auxiliary battery can supply on its own. The vehicle draws cruising energy from the Zinc-Air fuel cell, and supplementary power for acceleration, merging into traffic and hill climbing, from the auxiliary battery and ultracapacitors.

         During Phase II of performance testing, our bus was driven a record-breaking 127 miles, more than 100 of them under the rigorous stop-and-go diving conditions of the Society of Automotive Engineers' Central Business District cycle with a full passenger load. We demonstrated our bus in a public demonstration in Las Vegas, Nevada in November 2001, and in Washington, D.C., on Capitol Hill, with the participation of certain members of the United States Senate, in March 2002. We have now completed Phase III of the project, which focused on installation, testing and commissioning of new generation advanced ultracapacitors and associated interface controls, and culminated in a performance evaluation test in Schenectady and Albany, New York, with the participation of New York Assembly Speaker Sheldon Silver, in November 2003.

         Phase IV of the program, which we began in October 2003, is a $1.5 million cost-shared program (half of which is funded by the FTA and the remainder by the program partners, including us) that will explore steps necessary for commercializing the all-electric zinc-air/ultracapacitor hybrid bus. It will focus on continued optimization of the propulsion system developed in previous phases, on additional vehicle and system testing, including testing alternative advanced auxiliary battery technologies, and on evaluating alternative zinc anodes, which are more commercially available in North America.

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

         An area of increased development has been that of hydrogen fuel cell powered vehicles, spearheaded by the Ballard Corporation's solid polymer electrolyte hydrogen-air fuel cell program. Major automobile companies have made significant investments in this technology. We believe that vehicles based on hydrogen fuel cells are many years away from commercialization, with significant issues of hydrogen production and storage. We feel that storing hydrogen in containers on board vehicles may be risky and involves major investments in infrastructure for highly-pressurized hydrogen, and that using methanol for making hydrogen on board vehicles is highly complex, costly and risky. We also believe that competing Zinc-Air technologies, such as those offered by Metallic Power (Carlsbad, California) and Powerzinc Electric (City of Industry, California), are at a much earlier stage of development, not just in terms of size and number of cells, modules and demonstrations in electric vehicles, but also in terms of the scale of development effort. We are not aware of a competing Zinc-Air development effort that could yield a product that is superior to ours in terms of vehicle performance or life-cycle cost.

         Lifejacket Lights

         In 1996, we began to produce and market lifejacket lights built with our patented magnesium-cuprous chloride batteries, which are activated by immersion in water (water-activated batteries), for the aviation and marine safety and emergency markets. At present we have a product line consisting of five lifejacket light models, three for use with marine life jackets and two for use with aviation life vests, all of which work in both freshwater and seawater. Each of our lifejacket lights is certified for use by relevant governmental agencies under various U.S. and international regulations. We manufacture, assemble and package all our lifejacket lights in our factory in Beit Shemesh, Israel.

         MARKETING

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

Armored Vehicle Division

     MDT Protective Industries and MDT Armor

         INTRODUCTION

         MDT Protective Industries Ltd. was established in Israel in 1989 as one of Israel's first car armoring companies, and is Israel's leader in lightweight armoring of vehicles, ranging from light tactical vehicles to passenger vehicles. With two production lines, MDT specializes in using state-of-the-art lightweight ceramic materials, special ballistic glass and advanced engineering processes to fully armor vans and cars. MDT is a leading supplier to the Israeli military, Israeli special forces and special services. MDT's products have been proven in intensive battlefield situations and under actual terrorist attack conditions, and are designed to meet the demanding requirements of governmental and private sector customers worldwide.

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

         In 2003, MDT Armor established operations in a new facility in Auburn, Alabama. Soon thereafter, the United States General Services Administration
(GSA) awarded a five-year contract to MDT Armor for vehicle armoring, establishing a pricing schedule for armoring of GM Suburban and Toyota Land Cruiser SUVs and of GM Savana/Express passenger vans. With this contract, these armored vehicles became available for purchase directly by all federal agencies beginning December 1, 2003.

         MDT's revenues during 2001, 2002 and 2003 were approximately $6.8 million, $6.4 million and $3.4 million, respectively.

         THE ARMORING PROCESS

         Armoring a vehicle involves much more than just adding "armor plates." It includes professional and secure installation of a variety of armor components - inside doors, dashboards, and all other areas of passenger and engine compartments. MDT uses overlapping sections to ensure protection from all angles, and installs armored glass in the windshield and windows. MDT has developed certain unique features, such as new window operation mechanisms that can raise windows rapidly despite their increased weight, gun ports, run-flat tires, and more. MDT developed the majority of the materials that it uses in-house, or in conjunction with Israeli companies specializing in protective materials.

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

         By working within the vehicle manufacturer's specifications, MDT maintains stability, handling, center-of-gravity and overall integrity. MDT's methods minimize impact on payload, and do not obstruct the driver's or passengers' views. In most cases all the original warranties provided by the manufacturer are still in effect.

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

         All materials used by MDT meet not only international ballistic standards, but also the far more stringent requirements set down by the Israeli military, the Israeli Ministries of Defense and Transport, and the Israel Standards Institute. MDT's factory has also been granted the ISO 9002 quality standards award.

         PRODUCTS AND SERVICES

         MDT armors a variety of vehicles for both commercial and military markets. At present, MDT offers armoring for approximately thirty different models of motor vehicles.

         In the military market, MDT armors:

         >>       troop  and  personnel   carriers  (such  as  vehicles  in  the
                  Mercedes-Benz Vario and Sprinter lines);

         >>       front-line police and military vehicles;

         >>       command vehicles (such as the Land Rover Defender 4x4);

         >>       specialty vehicles.

         In the commercial market, MDT armors:

         >> sports utility vehicles (such as the GM Suburban, the Toyota Land Cruiser and the Land Rover Defender);

         >> passenger vans (such as the Chevrolet Savana, the General Motors Vandura and the Ford Econoline).

         SALES AND MARKETING

         Most of MDT's business has historically come from Israel, although MDT has armored vehicles under contracts from companies in Yugoslavia, Mexico, Colombia, South Africa and Singapore, and MDT recently received a $5.5 million order from the United States. MDT's principal customer at present is the Israeli Ministry of Defense. Other customers include Israeli government ministries and agencies, private companies, medical services and private clients.

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

         CUSTOMERS

         MDT's principal customer during 2003 was the Israeli Ministry of Defense, sales to which accounted for approximately 17% of our consolidated revenues in 2003.

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

Backlog

We generally sell our products under standard purchase orders. Orders constituting our backlog are subject to changes in delivery schedules and are typically cancelable by our customers until a specified time prior to the scheduled delivery date. Accordingly, our backlog is not necessarily an accurate indication of future sales. As of December 31, 2003 and 2002, our backlog for the following years was approximately $17.2 million and $7.2 million, respectively, divided among our product lines as follows (backlog for product lines acquired after December 31, 2003 is given as it stood at such date in the books of the seller, prior to the acquisition):

------------------------------------------------------------------------------------------------------------
              Division                            Product Line                    2003           2002
------------------------------------------------------------------------------------------------------------
                                    Use-of-force training.................... $     334,000  $   2,690,000
Simulation, Training and
Consulting Division
------------------------------------------------------------------------------------------------------------
                                    Vehicle simulators*......................     6,206,000              -
                                    Security consulting......................        60,000              -
------------------------------------------------------------------------------------------------------------
                                    Zinc-Air batteries for the military......     5,250,000      2,700,000
Battery and Power Systems
Division
------------------------------------------------------------------------------------------------------------
                                    Lithium batteries for the military*......     3,800,000              -
------------------------------------------------------------------------------------------------------------
                                    Electric vehicle.........................       436,000        420,000
------------------------------------------------------------------------------------------------------------
                                    Water-activated batteries................       144,000        300,000
------------------------------------------------------------------------------------------------------------
Armored Vehicle Division            Car armoring.............................       931,000      1,040,000
--------------------                ------------------------------------------------------------------------
                                         TOTAL:.............................. $  17,161,000  $   7,150,000
--------------------                ------------------------------------------------------------------------

* Not owned at December 31, 2002.

Patents and Trade Secrets

         We rely on certain proprietary technology and seek to protect our interests through a combination of patents, trademarks, copyrights, know-how, trade secrets and security measures, including confidentiality agreements. Our policy generally is to secure protection for significant innovations to the fullest extent practicable. Further, we seek to expand and improve the technological base and individual features of our products through ongoing research and development programs.

         We rely on the laws of unfair competition and trade secrets to protect our proprietary rights. We attempt to protect our trade secrets and other proprietary information through confidentiality and non-disclosure agreements with customers, suppliers, employees and consultants, and through other security measures. However, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce our intellectual property rights. Effective trade secret protection may not be available in every country in which we offer or intend to offer our products and services to the same extent as in the United States. Failure to adequately protect our intellectual property could harm or even destroy our brands and impair our ability to compete effectively. Further, enforcing our intellectual property rights could result in the expenditure of significant financial and managerial resources and may not prove successful. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful.

Research and Development

         Research and development is conducted by IES in Denver, Colorado; by FAAC in Ann Arbor, Michigan; by MDT in Lod, Israel; by EFB in Auburn, Alabama; by Epsilor in Dimona, Israel; and by EFB and EFL in Beit Shemesh, Israel. During the years ended December 31, 2003, 2002 and 2001, our gross research and product development expenditures were approximately $1.1 million, $2.2 million and $4.2 million, respectively, including research and development in discontinued operations. During these periods, the Office of the Chief Scientist of the Israel Ministry of Industry and Trade (the "Chief Scientist") participated in our research and development efforts relating to our consumer battery business, thereby reducing our gross research and product development expenditures in the amounts of approximately $26,000, $49,000 and $705,000 for the years 2003, 2002 and 2001, respectively.

         EFL has certain contingent royalty obligations to Chief Scientist and the Israel-U.S. Binational Industrial Research and Development Foundation (BIRD, which apply (in respect of continuing operations) only to our Electric Vehicle program. As of December 31, 2003, our total outstanding contingent liability in this connection was approximately $10.1 million.

Employees

         As of February 29, 2004, we had 219 full-time employees worldwide. Of these employees, 4 hold doctoral degrees and 20 hold other advanced degrees. Of the total, 52 employees were engaged in product research and development, 125 were engaged in production and operations, 12 were engaged in marketing and sales, and 30 were engaged in general and administrative functions. Our success will depend in large part on our ability to attract and retain skilled and experienced employees.

         We and our employees are not parties to any collective bargaining agreements. However, as certain of our employees are located in Israel and employed by EFL, MDT or Epsilor, certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Manufacturers' Association of Israel) are applicable to EFL's, MDT's and Epsilor's employees by order (the "Extension Order") of the Israeli Ministry of Labor and Welfare. These provisions principally concern the length of the work day and the work week, minimum wages for workers, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment, including certain automatic salary adjustments based on changes in the Israeli CPI.

         Israeli law generally requires severance pay upon the retirement or death of an employee or termination of employment without due cause; additionally, some of our senior employees have special severance arrangements, certain of which are described under "Item 11. Executive Compensation - Employment Contracts," below. We currently fund our ongoing severance obligations by making monthly payments to approved severance funds or insurance policies. In addition, Israeli employees and employers are required to pay specified  sums to the  National  Insurance  Institute,  which is similar to the
United States Social Security Administration. Since January 1, 1995, such amounts also include payments for national health insurance. The payments to the National Insurance Institute are approximately 15.6% of wages, of which the employee contributes approximately 62% and the employer contributes approximately 38%. The majority of the permanent employees of EFL, about a quarter of the permanent employees of MDT, and one of the permanent employees of Epsilor, are covered by "managers' insurance," which provides life and pension insurance coverage with customary benefits to employees, including retirement and severance benefits. We contribute 14.33% to 15.83% (depending on the employee) of base wages to such plans and the permanent employees contribute 5% of their base wages.

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

ITEM 2. PROPERTIES

         Our New York headquarters, constituting approximately 4,000 square feet, is located in New York City and subleased on a month-to-month basis. Beginning April 15, 2004, we will move to new corporate headquarters consisting of approximately 1,100 square feet, at 250 West 57th Street in New York City, pursuant to an agreement of lease expiring in June 2009. Under the terms of this lease, we have an option to request an increase in our leased space of at least 50%, and the failure to provide such increased space in the same building would enable us to terminate the lease without penalty.

         The Auburn, Alabama research and manufacturing facility, constituting approximately 15,000 square feet, is leased from the City of Auburn through July 2004, with an option to extend the lease for an additional 1 1/2 years at the same rent and for another three years thereafter at a 10% rent increase. We also have an option to expand to 30,000 square feet, and we have free use of this additional space through mid-2004.

         Our management and administrative facilities and research, development and production facilities for the manufacture and assembly of our Survivor Locator Lights, constituting approximately 18,300 square feet, are located in Beit Shemesh, Israel, located between Jerusalem and Tel-Aviv (within Israel's pre-1967 borders). The lease for these facilities in Israel expires on December 31, 2007; we have the ability to terminate the lease every two years upon three months' written notice. Moreover, we may terminate the lease at any time upon twelve months written notice.

         Our Epsilor subsidiary rents approximately 19,000 square feet of factory, office and warehouse space in Dimona, Israel, in Israel's Negev desert (within Israel's pre-1967 borders), on a month-to-month basis.

         Our IES subsidiary rents approximately 8,900 square feet of office and warehouse space in Littleton, Colorado, approximately ten miles outside of Denver, pursuant to a lease expiring in September 2005, with an option to extend the lease for an additional five years, or until September 2010. IES also holds an option under certain circumstances to rent an additional 3,200 square feet of contiguous space.

         Our FAAC subsidiary rents approximately 17,800 square feet of office and warehouse space in Ann Arbor, Michigan, pursuant to a lease expiring in February 2005, with an option to extend the lease for an additional five years, or until February 2010.

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

         In October 2003, I.E.S. Group, the parent company of IES Electronics Industries Ltd., the seller from which we purchased the assets of our IES subsidiary in 2002, filed a lawsuit in Tel-Aviv District Court against us and certain of our past and present officers. The complaint alleged breaches by us of certain of our agreements with IES Electronics Industries Ltd. and claims monetary damages in the amount of approximately $3 million.

         On February 4, 2004, we entered into an agreement settling this litigation. Pursuant to the terms of the settlement agreement, in addition to agreeing to dismiss their lawsuit with prejudice, IES Electronics agreed (i) to cancel our $450,000 debt to them that had been due on December 31, 2003, and
(ii) to transfer to us title to certain certificates of deposit in the approximate principal amount of $112,000. In consideration of the foregoing, we issued to IES Electronics (i) 450,000 shares of our common stock, and (ii) five-year warrants to purchase up to an additional 450,000 shares of our common stock at a purchase price of $1.91 per share.

         The foregoing description of our settlement agreement with IES Electronics is qualified in its entirety by reference to the summary of the settlement agreement filed as an exhibit to our Current Report on Form 8-K that we filed with the SEC on February 5, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since February 1994, our common stock has been traded on the Nasdaq National Market. Our Nasdaq ticker symbol is currently "ARTX"; prior to February 2003, our Nasdaq ticker symbol was "EFCX." The following table sets forth, for the periods indicated, the range of high and low closing prices of our common stock on the Nasdaq National Market System:

Year Ended December 31, 2003                    High        Low
                                                ----        ---
    Fourth Quarter..........................  $   2.86    $   1.28
    Third Quarter...........................  $   1.62    $   0.81
    Second Quarter..........................  $   1.19    $   0.49
    First Quarter...........................  $   0.66    $   0.43

Year Ended December 31, 2002
    Fourth Quarter..........................  $   1.06    $   0.61
    Third Quarter...........................  $   1.59    $   0.83
    Second Quarter..........................  $   1.68    $   0.73
    First Quarter...........................  $   2.20    $   1.42

         As of February 29, 2004 we had approximately 300 holders of record of our common stock.

Dividends

         We have never paid any cash dividends on our common stock. The Board of Directors presently intends to retain all earnings for use in our business. Any future determination as to payment of dividends will depend upon our financial condition and results of operations and such other factors as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

     Sale of Debentures

         Pursuant to the terms of a Securities Purchase Agreement dated September 30, 2003 (the "Purchase Agreement") by and between Arotech Corporation and six institutional investors (the "Debenture Holders"), we issued and sold to the Debenture Holders (i) an aggregate principal amount of $5,000,000 in 8% secured convertible debentures due September 30, 2006, convertible into shares of our common stock at any time after January 1, 2004 at a conversion price of $1.15 per share, and (ii) three-year warrants to purchase up to an aggregate of 1,250,000 shares of our common stock at any time after January 1, 2004 at an exercise price of $1.4375 per share.

         The Debenture Holders also had the right, at their option, at any time prior to September 30, 2006, to purchase up to an additional $6,000,000 in debentures (the "Additional Debentures") convertible into shares of our common stock at any time after January 1, 2004 at a conversion price of $1.45 per share, and to receive warrants to purchase up to an aggregate of 1,500,000 shares of our common stock at any time after January 1, 2004 (the "Additional Warrants") at an exercise price of $1.8125 per share. The Debenture Holders exercised this right pursuant to Amendment and Exercise Agreements dated December 10, 2003.

         We also granted to the Debenture Holders supplemental warrants to purchase up to an aggregate of 1,038,000 shares of our common stock (the "Supplemental Warrants" and, together with the Additional Warrants, the "Warrants") at an exercise price of $2.20 per share (the closing price of our common stock on December 10, 2003 was $1.70 per share) and, on December 18, 2003, we issued to the Debenture Holders the Additional Debentures and the Warrants.

         As of February 29, 2004, we had $7,225,000 principal amount of Debentures outstanding.

         Under the terms of the Purchase Agreement, we granted the Debenture Holders a first position security interest in the stock of MDT Armor Corporation, the assets of our IES Interactive Training, Inc. subsidiary, the stock of our subsidiaries, and in any stock that we acquire in future Acquisitions (as defined in the Purchase Agreement).

         The foregoing description of our agreement with the Debenture Holders is qualified in its entirety by reference to the agreements with the Debenture Holders filed as exhibits to our Current Report on Form 8-K that we filed with the SEC on December 23, 2003.

         We issued the above securities in reliance on the exemption from registration provided by Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The issuance of these securities was without the use of an underwriter, and the shares of common stock were issued with restrictive legends permitting transfer thereof only upon registration or an exemption under the Act.

     Issuance of Warrants in Connection with an Offering of Registered Shares

         Pursuant to the terms of a Securities Purchase Agreement dated January 7, 2004 (the "SPA") by and between us and several institutional investors (the "Investors"), we issued and sold to the Investors registered stock off of our effective shelf registration statement, and three-year warrants to purchase up to an aggregate of 9,840,426 shares of our common stock at any time beginning six months after closing (the "Warrants") at an exercise price per share equal to $1.88. The common stock underlying the Warrants was not registered.

         The foregoing description of our agreement with the Investors is qualified in its entirety by reference to the agreements with the Investors filed as exhibits to our Current Report on Form 8-K that we filed with the SEC on January 9, 2004.

         We issued the Warrants in reliance on the exemption from registration provided by Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The issuance of these securities was without the use of an underwriter, and the Warrants were issued with restrictive legends permitting transfer thereof and of the shares underlying the Warrants only upon registration or an exemption under the Act.

     Issuance of Shares to a Consultant

         Under the terms of an independent contractor agreement between us and InteSec Group LLC, we pay InteSec a commission in stock of 5% of the military battery sales that InteSec brings to us from U.S. and NATO defense, security and military entities and U.S. defense contractors. Pursuant to the terms of this agreement, in February 2004, we issued 74,215 shares to InteSec.

         We issued the above securities in reliance on the exemption from registration provided by Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The issuance of these securities was without the use of an underwriter, and the shares of common stock were issued with restrictive legends permitting transfer thereof only upon registration or an exemption under the Act.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial information set forth below with respect to the consolidated financial statements for each of the five fiscal years in the period ended December 31, 2003, and with respect to the balance sheets at the end of each such fiscal year has been derived from our consolidated financial statements audited by Kost, Forer, Gabbay & Kassierer, independent certified public accountants in Israel and a member firm of Ernst & Young Global.

         The results of operations, including revenue, operating expenses, and financial income of the consumer battery segment for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 have been reclassified in the accompanying statements of operations as discontinued operations. Our balance sheets at December 31, 2003, 2002, 2001, 2000 and 1999 give effect the assets of the consumer battery business as discontinued operations within current assets and liabilities. Thus, the financial information presented herein includes only continuing operations.

         The financial information set forth below is qualified by and should be read in conjunction with the Consolidated Financial Statements contained in Item 8 of this Report and the notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

                                                                            Year Ended December 31,
                                                  ------------------------------------------------------------------------------
                                                       1999            2000           2001            2002            2003
                                                       ----            ----           ----            ----            ----
                                                                  (dollars in thousands, except per share data)

Statement of Operations Data:
Revenues........................................    $    2,422      $    1,490      $    2,094     $    6,407      $   17,326
Research and development expenses and costs of
  revenues......................................         3,867           1,985           2,448          5,108          12,141
Selling, general and administrative expenses
  and amortization of intangible assets.........         2,754           3,434           3,934          5,982          10,594
Operating loss..................................        (4,198)         (3,929)         (4,288)        (4,683)         (5,409)
Financial income (expenses), net................           190             544             263            100          (3,470)
Loss before minority interest in loss
  (earnings) of subsidiary and tax expenses.....        (4,008)         (3,385)         (4,026)        (4,583)         (8,879)
Taxes on income.................................            (6)              -               -              -            (396)
Minority interest in loss (earnings) of
  subsidiary....................................             -               -               -           (355)            157
Loss from continuing operations.................        (4,014)         (3,385)         (4,026)        (4,938)         (9,118)
Income (loss) from discontinued operations......        (2,902)         (8,596)        (13,261)       (13,566)            110
Net loss for the period.........................        (6,916)        (11,981)        (17,287)       (18,504)         (9,008)
Deemed dividend to certain shareholders of
  common stock..................................             -               -          (1,197)             -               -
Net loss attributable to shareholders of common
  stock ........................................    $   (6,916)     $  (11,981)     $  (18,483)    $  (18,504)     $   (9,008)
Basic and diluted net loss per share from
  continuing operations.........................    $    (0.28)     $    (0.18)     $    (0.21)    $    (0.15)     $    (0.23)
Loss per share for combined operations..........    $    (0.48)     $    (0.62)     $    (0.76)    $    (0.57)     $    (0.23)
Weighted average number of common shares used
  in computing basic and diluted net loss per
  share (in thousands)..........................        14,334          19,243          24,200         32,382          38,890


                                                                               As At December 31,
                                                  ------------------------------------------------------------------------------
                                                       1999            2000           2001            2002            2003
Balance Sheet Data:
Cash, cash equivalents, investments in
  marketable debt securities and restricted
  collateral deposits...........................    $    2,556      $   11,596      $   12,672     $    2,091      $   14,391
Receivables and other assets*...................         5,215          13,771          11,515          7,895           8,898
Property and equipment, net of depreciation.....         2,258           2,289           2,221          2,555           2,293
Goodwill and other intangible assets, net.......             -               -               -          7,522           7,440
Total assets....................................    $   10,029      $   27,656      $   26,408     $   20,063      $   33,022
Current liabilities*............................    $    3,427      $    4,787      $    3,874     $    7,272      $    6,860
Long-term liabilities...........................         2,360           2,791           3,126          3,753           4,118
Stockholders' equity............................         4,242          20,078          19,408          9,038          22,044
Total liabilities and stockholders equity*......    $   10,029      $   27,656      $   26,408     $   20,063      $   33,022


------------------------------------

* Includes assets and liabilities, as applicable, from discontinued operations.

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

General

         We are a defense and security products and services company, engaged in three business areas: interactive simulation for military, law enforcement and commercial markets; batteries and charging systems for the military; and high-level armoring for military, paramilitary and commercial vehicles. Until September 17, 2003, we were known as Electric Fuel Corporation. We operate in three business units:

         >> we develop, manufacture and market advanced hi-tech multimedia and interactive digital solutions for use-of-force and driving training of military, law enforcement and security personnel, as well as offering security consulting and other services (our Simulation, Training and Consulting Division);

         >> we manufacture and sell Zinc-Air and lithium batteries for defense and security products and other military applications and we pioneer advancements in Zinc-Air battery technology for electric vehicles (our Battery and Power Systems Division); and

         >> we utilize sophisticated lightweight materials and advanced engineering processes to armor vehicles (our Armored Vehicle Division).

         Early in 2004, we acquired two new businesses: FAAC Corporation, located in Ann Arbor, Michigan, which provides simulators, systems engineering and software products to the United States military, government and private industry (which we have placed in our Simulation, Training and Consulting Division), and Epsilor Electronic Industries, Ltd., located in Dimona, Israel, which develops and sells rechargeable and primary lithium batteries and smart chargers to the military and to private industry in the Middle East, Europe and Asia (which we have placed in our Battery and Power Systems Division). Prior to the acquisition of FAAC and Epsilor, we were organized into two divisions:
Defense and Security Products (consisting of IES, MDT, MDT Armor and Arocon), and Electric Fuel Batteries (consisting of EFL and EFB). We have reported our results of operations for 2003 and 2002 in accordance with these earlier divisions, and our financial results for 2003 and 2002 do not include the activities of FAAC or Epsilor.

Critical Accounting Policies

         The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for bad debts, inventory, impairment of intangible assets and goodwill. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results may differ from these estimates.

         We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue Recognition and Bad Debt

         We generate revenues primarily from sales of multimedia and interactive digital training systems and use-of-force simulators specifically targeted for law enforcement and firearms training and from service contracts related to such sales; from providing lightweight armoring services of vehicles; from sale of zinc-air battery products for defense applications; and, to a lesser extent, from development services and long-term arrangements subcontracted by the U.S government. We recognize revenues in respect of products when, among other things, we have delivered the goods being purchased and we believe collectibility to be reasonably assured. We do not grant a right of return to our customers. We perform ongoing credit evaluations of our customers' financial condition and we require collateral as deemed necessary. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of such receivables when and if collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables. In determining the provision, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

         Revenues from development services are recognized using contract accounting on a percentage of completion method, based on completion of agreed-upon milestones and in accordance with the "Output Method" or based on the time and material basis. Provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined.

         The complexity of the estimation process and the issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements.

     Inventories

         Our policy for valuation of inventory and commitments to purchase inventory, including the determination of obsolete or excess inventory, requires us to perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, valuation of existing inventory, as well as product lifecycle and product development plans. The estimates of future demand that we use in the valuation of inventory are the basis for our revenue forecast, which is also used for our short-term manufacturing plans. Inventory reserves are also provided to cover risks arising from slow-moving items. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. We may be required to record additional inventory write-down if actual market conditions are less favorable than those projected by our management. For fiscal 2003, no significant changes were made to the underlying assumptions related to estimates of inventory valuation or the methodology applied.

     Goodwill

         Our business acquisitions typically result in the recognition of goodwill and other intangible assets, which affect the amount of current and future period charges and amortization expenses. The determination of value of these components of a business combination, as well as associated asset useful lives, requires our management to make various estimates and assumptions. Estimates using different, but each reasonable, assumptions could produce significantly different results. We test goodwill for possible impairment on an annual basis and at any other time if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such impairment loss is measured by comparing the recoverable amount of an asset with its carrying value. The determination of the value of goodwill requires our management to make assumptions regarding estimated future cash flows and other factors to determine the fair value of a respective asset. If these estimates or the related assumptions change in the future, we could be required to record impairment charges. Any material change in our valuation of assets in the future and any consequent adjustment for impairment could have a material adverse impact on our future reported financial results.

     Impairment of long-lived assets and intangibles

         Long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. As of December 31, 2003, no impairment losses have been identified.

         The determination of the value of such long-lived and intangible assets requires management to make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These estimates have been based on our business plans for the entities acquired. If these estimates or the related assumptions change in the future, we could be required to record impairment charges. Any material change in our valuation of assets in the future and any consequent adjustment for impairment could have a material adverse impact on our future reported financial results.

Functional Currency

         We consider the United States dollar to be the currency of the primary economic environment in which we and our Israeli subsidiary EFL operate and, therefore, both we and EFL have adopted and are using the United States dollar as our functional currency. Transactions and balances originally denominated in U.S. dollars are presented at the original amounts. Gains and losses arising from non-dollar transactions and balances are included in net income.

         The majority of financial transactions of our Israeli subsidiaries MDT and Epsilor is in New Israel Shekels ("NIS") and a substantial portion of MDT's and Epsilor's costs is incurred in NIS. Management believes that the NIS is the functional currency of MDT and Epsilor. Accordingly, the financial statements of MDT and Epsilor have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive loss in shareholders' equity.

Executive Summary

         The following executive summary includes, where appropriate, discussion of our two new subsidiaries, FAAC Incorporated and Epsilor Electronic Industries, Ltd., that we purchased early in 2004. The results of these subsidiaries are not included in our results of operations for 2003 and 2002, but are included in this discussion to the extent that they are relevant to our anticipated financial condition and results of operations going forward.

     Divisions and Subsidiaries

         We operate primarily as a holding company, through our various subsidiaries, which we have organized into three divisions. Our divisions and subsidiaries (all 100% owned, unless otherwise noted) are as follows:

         >> Our Simulation, Training and Consulting Division, consisting of:

                  o IES Interactive Training, Inc., located in Littleton, Colorado, which provides specialized "use of force" training for police, security personnel and the military ("IES");

                  o FAAC Incorporated, located in Ann Arbor, Michigan, which provides simulators, systems engineering and software products to the United States military, government and private industry ("FAAC"); and

                  o Arocon Security Corporation, located in New York, New York, which provides security consulting and other services, focusing on protecting life, assets and operations with minimum hindrance to personal freedom and daily activities ("Arocon").

         >>       Our Battery and Power Systems Division, consisting of:

                  o Electric Fuel Battery Corporation, located in Auburn, Alabama, which manufactures and sells Zinc-Air fuel sells, batteries and chargers for the military, focusing on applications that demand high energy and light weight ("EFB");

                  o Epsilor Electronic Industries, Ltd., located in Dimona, Israel (in Israel's Negev desert area), which develops and sells rechargeable and primary lithium batteries and smart chargers to the military and to private industry in the Middle East, Europe and Asia ("Epsilor"); and

                  o Electric Fuel (E.F.L.) Ltd., located in Beit Shemesh, Israel, which produces water-activated lifejacket lights for commercial aviation and marine applications, and which conducts our Electric Vehicle effort, focusing on obtaining and implementing demonstration projects in the U.S. and Europe, and on building broad industry partnerships that can lead to eventual commercialization of our Zinc-Air energy system for electric vehicles ("EFL").

         >>       Our Armored Vehicle Division, consisting of:

                  o MDT Protective Industries, Ltd., located in Lod, Israel, which specializes in using state-of-the-art lightweight ceramic materials, special ballistic glass and advanced engineering processes to fully armor vans and cars, and is a leading supplier to the Israeli military, Israeli special forces and special services ("MDT") (75.5% owned); and

                  o MDT Armor Corporation, located in Auburn, Alabama, which conducts MDT's United States activities ("MDT Armor") (88% owned).

         Prior to the acquisition of FAAC and Epsilor, we were organized into two divisions: Defense and Security Products (consisting of IES, MDT, MDT Armor and Arocon), and Electric Fuel Batteries (consisting of EFL and EFB). We have reported our results of operations for 2003 and 2002 in accordance with these earlier divisions.

     Overview of Results of Operations

         We incurred significant operating losses for the years ended December 31, 2003, 2002 and 2001. While we expect to continue to derive revenues from the sale of products that we manufacture and the services that we provide, there can be no assurance that we will be able to achieve or maintain profitability on a consistent basis.

         During 2003, we substantially increased our revenues and reduced our operating loss, from $18.5 million in 2002 to $9.0 million in 2003. This was achieved through a combination of cost-cutting measures and increased revenues, particularly from the sale of Zinc-Air batteries to the military and from sales of interactive training systems by IES. We believe that our new acquisitions, FAAC and Epsilor, will contribute to our goal of achieving profitability.

         We regard moving the company to a positive cash flow situation on a consistent basis to be an important goal, and we are focused on achieving that goal for the second half of 2004 and beyond. In this connection, we note that most of our business lines historically have had weaker first halves than second halves, and weaker first quarters than second quarters. We expect this to be the case for 2004 as well.

         A portion of our operating loss during 2003 arose as a result of non-cash charges. These charges were primarily related to our acquisitions and to our raising capital. Because we anticipate continuing these activities during 2004, we expect to continue to incur such non-cash charges in the future.

         Non-cash charges related to acquisitions arise when the purchase price for an acquired company exceeds the company's book value. In such a circumstance, a portion of the excess of the purchase price is recorded as goodwill, and a portion as intangible assets. In the case of goodwill, the assets recorded as goodwill are not amortized; instead, we are required to perform an annual impairment review. If we determine, through the impairment review process, that goodwill has been impaired, we must record the impairment charge in our statement of operations. Intangible assets are amortized in accordance with their useful life. Accordingly, for a period of time following an acquisition, we incur a non-cash charge in the amount of a fraction (based on the useful life of the intangible assets) of the amount recorded as intangible assets. Such non-cash charges will continue during 2004; additionally, our acquisitions of FAAC and Epsilor will result in our incurring similar non-cash charges beginning in 2004.

         As a result of the application of the above accounting rule, we incurred non-cash charges in the amount of $865,000 during 2003. See "Critical Accounting Policies - Goodwill," above.

         The non-cash charges that relate to our financings occurred in connection with our sale of convertible debentures with warrants, and in connection with our repricing of certain warrants and grants of new warrants. When we issue convertible debentures, we record an expense for a beneficial conversion feature that is amortized ratably over the life of the debenture. When a debenture is converted, however, the entire remaining unamortized beneficial conversion feature expense is immediately recognized in the quarter in which the debenture is converted. Similarly, when we issue warrants in connection with convertible debentures, we record an expense for financial expenses that is amortized ratably over the term of the warrant; when the warrant is exercised, the entire remaining unamortized financial expense is immediately recognized in the quarter in which the warrant is exercised. As and to the extent that our remaining convertible debentures and warrants are converted and exercised, we would incur similar non-cash charges going forward.

         As a result of the application of the above accounting rule, we incurred non-cash charges in the amount of $3.4 million during 2003.

         Additionally, in an effort to improve our cash situation and our shareholders' equity, and in order to reduce the number of our outstanding warrants, during 2003 we induced holders of certain of our warrants to exercise their warrants by lowering the exercise price of the warrants to approximately market value in exchange for immediate exercise of such warrants, and by issuing to such investors a lower number of new warrants at a higher exercise price. Under such circumstances, accounting rules require us to record a compensation expense in an amount determined based upon the fair value of the new warrants (using a Black-Scholes pricing model). As and to the extent that we engage in similar warrant repricings and issuances in the future, we would incur similar non-cash charges.

         As a result of the application of the above accounting rule, we incurred non-cash charges in the amount of $388,000 during 2003.

         We also incurred a non-cash charge in the amount of $839,000 during 2003 arising out of the shares and warrants we granted to IES Electronics in connection with the settlement of our litigation with them, as a result of and expense in an amount determined based upon the fair value of these warrants (using a Black-Scholes pricing model). This charge is not expected to recur.

     Overview of Financial Condition and Operating Performance

         We shut down our money-losing consumer battery operations and began acquiring new businesses in the defense and security field in 2002. Since then, we have concentrated on eliminating our operating deficit and moving Arotech to cash-flow positive operations. In order to do this, we have focused on acquiring businesses with strong revenues and profitable operations.

         In our Defense and Security Products Division, MDT experienced a slowdown in revenues during 2003 because MDT's primary customer, the Israel Defense Forces, reduced orders as a result of cuts in that portion of its budget that it can spend in Israel. We noted this trend in 2003 and began to work on reversing it by opening production facilities for MDT Armor in Auburn, Alabama. As of December 31, 2003, our backlog for MDT totaled $931,000, most of which was from orders from customers other than the Israel Defense Forces.

         IES had record sales in 2003; IES sales have grown from $3.5 million in 2001 (before we owned it) to more than $8.0 million in 2003. We attribute this to a number of substantial orders, such as orders from the German Police and from the United States Department of Health and Human Services. Since sales of new IES simulation systems (as opposed to upgrades and add-ons) have a very long sales cycle, it is difficult to predict what sales will be like in 2004. As of December 31, 2003, our backlog for IES totaled $334,000.

         In our Electric Fuel Batteries Division, EFB had its first sales in 2003. These sales were almost exclusively from the United States Army, which continues to use our BA-8180 Zinc-Air battery for its CECOM division. We believe the war in Iraq had a substantial positive effect on our sales in 2003. However, we are hopeful that since the war came at a time when we were just beginning the introduction of our batteries to the Army, much of the falloff in use of our products that would normally be expected to occur at the war's end (which is not presently anticipated to occur in the immediate future) will be offset by growing acceptance of our batteries by soldiers in the field and their supply officers. As of December 31, 2003, our backlog for EFB totaled $5.3 million.

         We do not anticipate a substantial change in our revenues from EFL, either from the water-activated battery line or from the electric vehicle. In this connection, we have begun an effort to find external financing for development of our electric vehicle in the form of a partnership or joint venture, but there can be no assurance that we will succeed in this effort, and we do not anticipate that our electric vehicle program will provide significant revenues in 2004.

         We anticipate that our acquisitions of Epsilor and FAAC, which occurred in January 2004, will add to our revenues, our gross profit and our cash flow in 2004.

Results of Operations

     Preliminary Note

         Results for the years ended December 31, 2003 and 2002 include the results of IES and MDT for such periods as a result of our acquisitions of these companies early in the third quarter of 2002. However, the results of IES and MDT were not included in our operating results for the full year ended December 31, 2002. Accordingly, the following year-to-year comparisons should not necessarily be relied upon as indications of future performance.

         In addition, results are net of the operations of the retail consumer battery products, which operations were discontinued in the third quarter of 2002.

         Following is a table summarizing our results of operations for the years ended December 31, 2003 and 2002, after which we present a narrative discussion and analysis:

                                                           Year Ended December 31,
                                                   ----------------------------------------
                                                          2003                 2002
                                                   -------------------  -------------------
Revenues:
     Defense and Security Products................ $      11,457,741     $      4,724,443
     Electric Fuel Batteries......................         5,868,899            1,682,296
     All other....................................                 -                    -
                                                   -------------------  -------------------
                                                    $     17,326,641     $      6,406,739
Cost of revenues:

     Defense and Security Products................  $      6,566,252     $      2,380,387
     Electric Fuel Batteries......................         4,521,588            2,041,361
     All other....................................                 -                    -
                                                   -------------------  -------------------
                                                    $     11,087,840     $      4,421,748
Research and development expenses.:

     Defense and Security Products................  $        216,800     $        175,796
     Electric Fuel Batteries......................           836,608              510,123
     All other....................................                 -                    -
                                                   -------------------  -------------------
                                                    $      1,053,408     $        685,919
Sales and marketing expenses:

     Defense and Security Products................  $      2,418,017     $        636,066
     Electric Fuel Batteries......................           926,872              673,601
     All other....................................           187,747                    -
                                                   -------------------  -------------------
                                                    $      3,532,636     $      1,309,669

                                                           Year Ended December 31,
                                                   ----------------------------------------
                                                          2003                 2002
                                                   -------------------  -------------------
General and administrative expenses:
     Defense and Security Products................  $      1,519,458     $        833,610
     Electric Fuel Batteries......................           188,655               89,945
     All other....................................         4,488,666            3,099,548
                                                   -------------------  -------------------
                                                    $      6,196,779     $      4,023,103
Financial expense (income):
     Defense and Security Products................  $       (139,668)    $         (4,556)
     Electric Fuel Batteries......................             7,936                    -
     All other....................................         3,602,191              (95,895)
                                                   -------------------  -------------------
                                                    $      3,470,459     $       (100,451)
Tax expenses:
     Defense and Security Products................ $         393,303     $              -
     Electric Fuel Batteries......................                 -                    -
     All other....................................             2,890                    -
                                                   -------------------  -------------------
                                                    $        396,193     $              -
Amortization of intangible assets:
     Defense and Security Products................  $        864,910     $        649,543
     Electric Fuel Batteries......................                 -                    -
     All other....................................                 -                    -
                                                   -------------------  -------------------
                                                    $        864,910     $        649,543
Minority interest in loss (profit) of subsidiaries:
     Defense and Security Products................  $        156,900     $       (355,360)
     Electric Fuel Batteries......................                 -                    -
     All other....................................                 -                    -
                                                   -------------------  -------------------
                                                    $        156,900     $       (355,360)
Net loss from continuing operations:

     Defense and Security Products................  $        224,431     $        301,765
     Electric Fuel Batteries......................           612,760            1,632,734
     All other....................................         8,281,493            3,003,653
                                                   -------------------  -------------------
                                                    $      9,118,684     $      4,938,152
Net loss (profit) from discontinued operations:

     Defense and Security Products................  $              -     $              -
     Electric Fuel Batteries......................          (110,410)          13,566,206
     All other....................................                 -                    -
                                                   -------------------  -------------------
                                                    $       (110,410)    $     13,566,206
Net loss:

     Defense and Security Products................  $        224,431     $        301,765
     Electric Fuel Batteries......................           502,350           15,198,940
     All other....................................         8,281,493            3,003,653
                                                   -------------------  -------------------
                                                    $      9,008,274     $     18,504,358
                                                   ===================  ===================

     Fiscal Year 2003 compared to Fiscal Year 2002

         Revenues.   During  2003,  we  (through  our  subsidiaries)  recognized revenues as follows:

         >>       IES   recognized   revenues  from  the  sale  of   interactive
                  use-of-force training systems and from the provision of warranty services in connection with such systems;

         >> MDT recognized revenues from payments under vehicle armoring contracts and for service and repair of armored vehicles;

         >> EFB recognized revenues from the sale of batteries and adapters to the military, and under certain development contracts with the U.S. Army;

         >>       Arocon recognized revenues under consulting agreements; and

         >> EFL recognized revenues from the sale of lifejacket lights and from subcontracting fees received in connection with Phase III of the United States Department of Transportation (DOT) electric bus program, which began in October 2002 and was completed in March 2004. Phase IV of the DOT program, which began in October 2003, did not result in any revenues during 2003.

         Revenues from continuing operations for the year ended December 31, 2003 totaled $17.3 million, compared to $6.4 million for 2002, an increase of $10.9 million, or 170%. This increase was primarily the result of increased sales attributable to IES and EFB, as well as the inclusion of IES and MDT in our results for the full year of 2003 but only part of 2002.

         In 2003, revenues were $11.5 million for the Defense and Security Products Division (compared to $4.7 million in 2002, an increase of $6.7 million, or 143%, due primarily to increased sales on the part of IES, as well as the inclusion of IES and MDT in our results for the full year of 2003 but only part of 2002), and $5.9 million for the Electric Fuel Batteries Division (compared to $1.7 million in the comparable period in 2002, an increase of $4.2 million, or 249%, due primarily to increased sales to the U.S. Army on the part of EFB).

         Cost of revenues and gross profit. Cost of revenues totaled $11.1 million during 2003, compared to $4.4 million in 2002, an increase of $6.7 million, or 151%, due to increased cost of goods sold, particularly by IES and EFB, as well as the inclusion of IES and MDT in our results for the full year of 2003 but only part of 2002.

         Direct expenses for our two divisions during 2003 were $10.9 million for the Defense and Security Products Division (compared to $4.4 million in 2002, an increase of $6.5 million, or 150%, due primarily to increased sales attributable to IES, as well as the inclusion of IES and MDT in our results for the full year of 2003 but only part of 2002), and $5.9 million for the Electric Fuel Batteries Division (compared to $3.1 million in the comparable period in 2002, an increase of $2.9 million, or 94%, due primarily to increased sales on the part of EFB to the U.S. Army).

         Gross profit was $6.2 million during 2003, compared to $2.0 million during 2002, an increase of $4.3 million, or 214%. This increase was the direct result of all factors presented above, most notably the increased sales of IES and EFB, as well as the inclusion of IES and MDT in our results for the full year of 2003 but only part of 2002. In 2003, IES contributed $4.1 million to our gross profit, EFB contributed $1.6 million, and MDT contributed $833,000.

         Research and development expenses. Research and development expenses for 2003 were $1.1 million, compared to $686,000 in 2002, an increase of $367,000, or 54%. This increase was primarily because certain research and development personnel who had worked on the discontinued consumer battery operations during 2002 (the expenses of which are not reflected in the 2002 number above) were reassigned to military battery research and development in 2003.

         Sales and marketing expenses. Sales and marketing expenses for 2003 were $3.5 million, compared to $1.3 million in 2002, an increase of $2.2 million, or 170%. This increase was primarily attributable to the following factors:

         >> The inclusion of the sales and marketing expenses of IES and MDT in our results for the full year of 2003 but only part of 2002;

         >> An increase in IES's sales activity during 2003, which resulted in both increased sales and increased sales and marketing expenses during 2003; and

         >> We incurred expenses for consultants in the amount of $810,000 in connection with our CECOM battery program with the U.S. Army and $345,000 in connection with our security consulting business.

         General and administrative expenses. General and administrative expenses for 2003 were $6.2 million, compared to $4.0 million in 2002, an increase of $2.2 million, or 54%. This increase was primarily attributable to the following factors:

         >> The inclusion of the general and administrative expenses of IES and MDT in our results for the full year of 2003 but only part of 2002;

         >> Expenses in 2003 in connection with a litigation settlement agreement, in the amount of $864,000, that were not present in 2002;

         >> Expenses in 2003 in connection with warrant repricings, in the amount of $388,000, that were not present in 2002;

         >> Legal and consulting expenses in 2003 in connection with our convertible debentures, in the amount of $484,000, that were not present in 2002; and

         >> Expenses in 2003 in connection with the start-up of our security consulting business in the United States and with the beginning of operations of MDT Armor, in the amount of 250,000, that were not present in 2002.

         Financial income (expense). Financial expense totaled approximately $3.5 million in 2003 compared to financial income of $100,000 in 2002, an increase of $3.6 million. This increase was due primarily to amortization of compensation related to the issuance of convertible debentures issued in December 2002 and during 2003 in the amount of $3.4 million, and interest expenses related to those debentures in the amount of $376,000.

         Tax expenses. We and our Israeli subsidiary EFL incurred net operating losses during 2003 and 2002 and, accordingly, we were not required to make any provision for income taxes. MDT and IES had taxable income, and accordingly we were required to make provision for income taxes in the amount of $396,000 in 2003. We were able to offset IES's federal taxes against our loss carryforwards. In 2002 we did not accrue any tax expenses due to our belief that we would be able to utilize our loss carryforwards against MDT's taxable income, estimation was revised in 2003. Of the amount accrued in 2003, approximately $352,000 was accrued on account of income in 2002.

         Amortization of intangible assets and in-process research and development. Amortization of intangible assets totaled $865,000 in 2003, compared to $649,000 in 2002, an increase of $215,000, or 33%, resulting from amortization of these assets subsequent to our acquisition of IES and MDT in 2002. Of this $215,000 increase, $169,000 was attributable to IES and $46,000 was attributable to MDT.

         Loss from continuing operations. Due to the factors cited above, we reported a net loss from continuing operations of $9.1 million in 2003, compared to a net loss of $4.9 million in 2002, an increase of $4.2 million, or 85%.

         Profit (loss) from discontinued operations. In the third quarter of 2002, we decided to discontinue operations relating to the retail sales of our consumer battery products. Accordingly, all revenues and expenses related to this segment have been presented in our consolidated statements of operations for the years ended December 31, 2003 and 2002 in an item entitled "Loss from discontinued operations."

         Profit from discontinued operations in 2003 was $110,000, compared to a net loss of $13.6 million in 2002, a decrease of $13.7 million. This decrease was the result of the elimination of the losses from these discontinued operations beginning with the fourth quarter of 2002. The profit from discontinued operations was primarily from cancellation of past accruals made unnecessary by the closing of the discontinued operations.

         Net loss. Due to the factors cited above, we reported a net loss of $9.0 million in 2003, compared to a net loss of $18.5 million in 2002, a decrease of $9.5 million, or 51%.

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

         Direct expenses for our two divisions during 2002 were $4.4 million for the Defense and Security Products Division (compared to $0 in 2001), due to the inclusion of IES and MDT in our 2002 results, and $3.1 million for the Electric Fuel Batteries Division (compared to $2.3 million in the comparable period in 2001, an increase of $767,000, or 33%), due primarily to the following factors:

         >> We began to ramp up production at our CECOM facility in Alabama in anticipation of the CECOM order that we received in December 2002; and

         >> We wrote off certain disqualified CECOM inventory in the amount of $116,000.

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

         Sales and marketing expenses. Sales and marketing expenses for 2002 were $1.3 million, compared to $106,000 in 2001, an increase of $1.2 million, or 1,136%. This increase was primarily attributable to the following factors:

         >> We had sales and marketing expenses in 2002 related to IES of $572,000, which we did not have in 2001;

         >> We had sales and marketing expenses in 2002 related to MDT of $63,000, which we did not have in 2001; and

         >> We incurred expenses for consultants, primarily lobbyists, in the amount of $128,000 in connection with our Electric Vehicle program and $441,000 in connection with our CECOM battery program with the U.S. Army.

         General and administrative expenses. General and administrative expenses for 2002 were $4.0 million compared to $3.8 million in 2001, an increase of $196,000, or 5%. This increase was primarily attributable to the inclusion of IES and MDT in our results beginning with the third quarter, which increased general and administrative expenses by approximately $839,000. This increase was offset by a decrease in general and administrative expenses of $643,000, resulting from:

         >> the dismissal of our litigation with Electrofuel Inc., which resulted in a decrease in litigation-related legal expenses; and

         >> the settlement of our dispute with a former employee on terms that resulted in a savings to us over the amount that we had set aside on our books.

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

Liquidity and Capital Resources

         As of December 31, 2003, we had cash and cash equivalents of approximately $13.7 million, compared with $1.5 million as of December 31, 2002, an increase of $12.2 million, or 839%. The increase in cash was primarily the result of sales of our securities during 2003. In January 2004, we raised an additional $17.8 million, net of expenses, through additional sales of our securities. As of February 29, 2004, our cash totaled approximately $4.2 million, not including approximately $9.1 million held in restricted deposits to fund future obligations in connection with such acquisitions, primarily as a result of our use of cash for the Epsilor and FAAC acquisitions.

         We used available funds in 2003 primarily for working capital needs. We increased our investment in fixed assets by $585,000 during the year ended December 31, 2003, primarily in the Electric Fuel Batteries Division. Our fixed assets amounted to $2.3 million as at year end.

         Net cash used in operating activities from continuing operations for 2003 and 2002 was $3.0 million and $3.5 million, respectively, a decrease of $465,000, or 13%. This decrease was primarily the result of changes in operating assets and liabilities, such as accounts payable and inventory.

         Net cash used in investing activities for 2003 and 2002 was $1.8 million and $5.4 million, respectively, a decrease of $3.6 million, or 66%. This decrease was primarily the result of our investment in the acquisition of IES and MDT in 2002.

         Net cash provided by financing activities for 2003 and 2002 was $17.4 million and $3.1 million, respectively, an increase of $14.3 million, or 464%. This increase was primarily the result of higher amounts of funds raised through sales of our securities in 2003 compared to 2002.

         During 2003, certain of our employees exercised options under our registered employee stock option plan. The proceeds to us from the exercised options were approximately $434,000.

         On September 30, 2003 we issued and sold to various institutional investors an aggregate $5,000,000 principal amount of 8% Secured Convertible Debentures due September 30, 2006, as more fully described in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on October 3, 2003.

         On December 18, 2002 we issued and sold to various institutional investors an aggregate $6,000,000 principal amount of 8% Secured Convertible Debentures due December 31, 2006, as more fully described under "Item 5. Market For Registrant's Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities," above.

         We have approximately $10.5 million in long term debt outstanding, of which $8.4 million was convertible debt, and approximately $6.9 million in short-term debt.

         We believe that our present cash position and anticipated cash flows from operations should be sufficient to satisfy our current estimated cash requirements through the next year. Over the long term, we will need to become profitable, at least on a cash-flow basis, and maintain that profitability in order to avoid future capital requirements. Additionally, we would need to raise additional capital in order to fund any future acquisitions.

         Our current debt agreements grant to our investors a right of first refusal on any future financings, except for underwritten public offerings in excess of $30 million. We do not believe that this covenant will materially limit our ability to undertake future financings.

Effective Corporate Tax Rate

         Arotech and EFL have incurred net operating losses or had earnings arising from tax-exempt income during the years ended December 31, 2001, 2002 and 2003 and accordingly no provision for income taxes was required. Taxes in these entities paid in 2001, 2002 and 2003 are primarily composed of United States federal alternative minimum taxes.

         As of December 31, 2003, we had U.S. net operating loss carry forwards of approximately $17.0 million that are available to offset future taxable income, expiring primarily in 2015, and foreign net operating and capital loss carry forwards of approximately $84.0 million, which are available indefinitely to offset future taxable income.

Contractual Obligations

         The following table lists our contractual obligations and commitments as of December 31, 2003:

   Contractual Obligations                                     Payment Due by Period
------------------------------ ------------------------------------------------------------------------------------
                                    Total       Less Than 1 Year    1-3 Years        3-5 Years     More than 5 Years
------------------------------ ---------------- ---------------- ---------------- ---------------- ----------------
Long-term debt*...............  $  8,525,000     $           -    $   8,525,000    $          -     $           -
Short-term debt...............  $    190,849     $     190,849    $           -    $          -     $           -
Operating lease obligations...  $    590,778     $     393,512    $     197,266    $          -     $           -
Severance obligations.........  $  1,749,391     $     183,056    $   1,387,738    $          -     $     178,597


-------------------
*  Includes   convertible   debentures  in  the  gross  amount  of   $8,375,000.
   Unamortized financial expenses related to the beneficial conversion feature of these convertible debentures amounted to $7,493,056 at year end.

                                  RISK FACTORS

         The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Report and presented elsewhere by management from time to time.

Business-Related Risks

     We have had a history of losses and may incur future losses.

         We were incorporated in 1990 and began our operations in 1991. We have funded our operations principally from funds raised in each of the initial public offering of our common stock in February 1994; through subsequent public and private offerings of our common stock and equity and debt securities convertible into shares of our common stock; research contracts and supply contracts; funds received under research and development grants from the Government of Israel; and sales of products that we and our subsidiaries manufacture. We have incurred significant operating losses since our inception. Additionally, as of December 31, 2003, we had an accumulated deficit of approximately $110.0 million. There can be no assurance that we will ever be able to maintain profitability consistently or that our business will continue to exist.

         Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

         Our indebtedness aggregated approximately $8.7 million as of December 31, 2003. Accordingly, we are subject to the risks associated with indebtedness, including:

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

         Our debentures are secured by a substantial portion of our assets. If we default under the indebtedness secured by our assets, those assets would be available to the secured creditors to satisfy our obligations to the secured creditors, which could materially adversely affect our results of operations and financial condition and adversely affect our stock price.

     We need significant amounts of capital to operate and grow our business.

         We require substantial funds to market our products and develop and market new products. To the extent that we are unable to fully fund our operations through profitable sales of our products and services, we may continue to seek additional funding, including through the issuance of equity or debt securities. However, there can be no assurance that we will obtain any such additional financing in a timely manner or on acceptable terms. If additional funds are raised by issuing equity securities, stockholders may incur further dilution. If additional funding is not secured, we will have to modify, reduce, defer or eliminate parts of our anticipated future commitments and/or programs.

     We may not be successful in operating a new business.

         Prior to the acquisitions of IES and MDT in 2002 and the acquisitions of FAAC and Epsilor early in 2004, our primary business was the marketing and sale of products based on primary and refuelable Zinc-Air fuel cell technology and advancements in battery technology for defense and security products and other military applications, electric vehicles and consumer electronics. As a result of our acquisitions, a substantial component of our business is the marketing and sale of hi-tech multimedia and interactive training solutions and sophisticated lightweight materials and advanced engineering processes used to armor vehicles. These are new businesses for us and our management group has limited experience operating these types of businesses. Although we have retained our acquired companies' management personnel, we cannot assure that such personnel will continue to work for us or that we will be successful in managing this new business. If we are unable to successfully operate these new businesses, our business, financial condition and results of operations could be materially impaired.

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

         In light of our recent acquisitions of IES, MDT, FAAC and Epsilor, our success will depend in part on our ability to manage the combined operations of these companies and to integrate the operations and personnel of these companies along with our other subsidiaries and divisions into a single organizational structure. There can be no assurance that we will be able to effectively integrate the operations of our subsidiaries and divisions and our newly-acquired businesses into a single organizational structure. Integration of these operations could also place additional pressures on our management as well as on our key technical resources. The failure to successfully manage this integration could have an adverse material effect on us.

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

     A significant portion of our business is dependent on government contracts.

         Many of the customers of IES and FAAC to date have been in the public sector of the U.S., including the federal, state and local governments, and in the public sectors of a number of other countries, and most of MDT's customers have been in the public sector in Israel, in particular the Ministry of Defense. Additionally, all of EFB's sales to date of battery products for the military and defense sectors have been in the public sector in the United States. A significant decrease in the overall level or allocation of defense spending or law enforcement in the U.S. or other countries could have a material adverse effect on our future results of operations and financial condition. MDT has already experienced a slowdown in orders from the Ministry of Defense due to budget constraints and a requirement of U.S. aid to Israel that a substantial proportion of such aid be spent in the U.S., where MDT has only recently opened a factory in operation.

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

     Our U.S. government contracts may be terminated at any time and may contain other unfavorable provisions.

         The U.S. government typically can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract. A termination arising out of our default could expose us to liability and have a material adverse effect on our ability to re-compete for future contracts and orders. Our U.S. government contracts contain provisions that allow the U.S. government to unilaterally suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations, reduce the value of existing contracts, issue modifications to a contract and control and potentially prohibit the export of our products, services and associated materials.

         A negative audit by the U.S. government could adversely affect our business, and we might not be reimbursed by the government for costs that we have expended on our contracts.

         Government agencies routinely audit government contracts. These agencies review a contractor's performance on its contract, pricing practices, cost structure and compliance with applicable laws, regulations and standards. If we are audited, we will not be reimbursed for any costs found to be improperly allocated to a specific contract, while we would be required to refund any improper costs for which we had already been reimbursed. Therefore, an audit could result in a substantial adjustment to our revenues. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension  or  debarment  from doing  business  with United  States  government agencies. We could suffer serious reputational harm if allegations of impropriety were made against us. A governmental determination of impropriety or illegality, or an allegation of impropriety, could have a material adverse effect on our business, financial condition or results of operations.

     We may be liable for penalties under a variety of procurement rules and regulations, and changes in government regulations could adversely impact our revenues, operating expenses and profitability.

         Our defense and commercial businesses must comply with and are affected by various government regulations that impact our operating costs, profit margins and our internal organization and operation of our businesses. Among the most significant regulations are the following:

         o        the U.S. Federal Acquisition  Regulations,  which regulate the
                  formation,   administration   and  performance  of  government
                  contracts;

         o        the  U.S.   Truth  in   Negotiations   Act,   which   requires
                  certification and disclosure of all cost and pricing data in connection with contract negotiations; and

         o the U.S. Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based government contracts.

         These regulations affect how we and our customers do business and, in some instances, impose added costs on our businesses. Any changes in applicable laws could adversely affect the financial performance of the business affected by the changed regulations. With respect to U.S. government contracts, any failure to comply with applicable laws could result in contract termination, price or fee reductions or suspension or debarment from contracting with the U.S. government.

     Our operating margins may decline under our fixed-price contracts if we fail to estimate accurately the time and resources necessary to satisfy our obligations.

         Some of our contracts are fixed-price contracts under which we bear the risk of any cost overruns. Our profits are adversely affected if our costs under these contracts exceed the assumptions that we used in bidding for the contract. In 2003, approximately 36% of our revenues were derived from fixed-price contracts for both defense and non-defense related government contracts. Often, we are required to fix the price for a contract before we finalize the project specifications, which increases the risk that we will mis-price these contracts. The complexity of many of our engagements makes accurately estimating our time and resources more difficult.

     If we are unable to retain our contracts with the U.S. government and subcontracts under U.S. government prime contracts in the competitive rebidding process, our revenues may suffer.

         Upon expiration of a U.S. government contract or subcontract under a U.S. government prime contract, if the government customer requires further services of the type provided in the contract, there is frequently a competitive rebidding process. We cannot guarantee that we, or if we are a subcontractor that the prime contractor, will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract. Further, all U.S. government contracts are subject to protest by competitors. The termination of several of our significant contracts or nonrenewal of several of our significant contracts, could result in significant revenue shortfalls.

         We cannot assure you of market acceptance of our electric vehicle technology.

         Our batteries for the defense industry and a signal light powered by water-activated batteries for use in life jackets and other rescue apparatus are the only commercial Zinc-Air battery products we currently have available for sale. Significant resources will be required to develop and produce additional products utilizing this technology on a commercial scale. Additional development will be necessary in order to commercialize our technology and each of the components of the Electric Fuel System for electric vehicles. We cannot assure you that we will be able to successfully develop, engineer or commercialize our Zinc-Air energy system. The likelihood of our future success must be considered in light of the risks, expenses, difficulties and delays frequently encountered in connection with the operation and development of a relatively early stage business and with development activities generally.

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

     Some of the components of our electric vehicle technology and our products pose potential safety risks which could create potential liability exposure for us.

         Some of the components of our electric vehicle technology and our products contain elements that are known to pose potential safety risks. Also, because electric vehicle batteries contain large amounts of electrical energy, they may cause injuries if not handled properly. In addition to these risks, and there can be no assurance that accidents in our facilities will not occur. Any accident, whether occasioned by the use of all or any part of our products or technology or by our manufacturing operations, could adversely affect commercial acceptance of our products and could result in significant production delays or claims for damages resulting from injuries. Any of these occurrences would materially adversely affect our operations and financial condition.

     We may face product liability claims.

         In the event that our products, including the products manufactured by MDT, fail to perform as specified, users of these products may assert claims for substantial amounts. These claims could have a materially adverse effect on our financial condition and results of operations. There is no assurance that the amount of the general product liability insurance that we maintain will be sufficient to cover potential claims or that the present amount of insurance can be maintained at the present level of cost, or at all.

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

     Our business is dependent on proprietary rights that may be difficult to protect and could affect our ability to compete effectively.

         Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements and licensing arrangements.

         Litigation, or participation in administrative proceedings, may be necessary to protect our proprietary rights. This type of litigation can be costly and time consuming and could divert company resources and management attention to defend our rights, and this could harm us even if we were to be successful in the litigation. In the absence of patent protection, and despite our reliance upon our proprietary confidential information, our competitors may be able to use innovations similar to those used by us to design and manufacture products directly competitive with our products. In addition, no assurance can be given that others will not obtain patents that we will need to license or design around. To the extent any of our products are covered by third-party patents, we could need to acquire a license under such patents to develop and market our products.

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

         We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through non-disclosure and confidentiality agreements with our customers, employees, consultants, and entities with which we maintain strategic relationships. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors.

     We are dependent on key personnel and our business would suffer if we fail to retain them.

         We are highly dependent on the presidents of our IES and FAAC subsidiaries and the general managers of our MDT and Epsilor subsidiaries, and the loss of the services of one or more of these persons could adversely affect us. We are especially dependent on the services of our Chairman, President and Chief Executive Officer, Robert S. Ehrlich. The loss of Mr. Ehrlich could have a material adverse effect on us. We are party to an employment agreement with Mr. Ehrlich, which agreement expires at the end of 2005. We do not have key-man life insurance on Mr. Ehrlich.

     There are risks involved with the international nature of our business.

         A significant portion of our sales are made to customers located outside the U.S., primarily in Europe and Asia. In 2003, 2002 and 2001, without taking account of revenues derived from discontinued operations, 42%, 56% and 49%, respectively, of our revenues, were derived from sales to customers located outside the U.S. We expect that our international customers will continue to account for a substantial portion of our revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, foreign taxes, longer payment cycles and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect our sales to international customers.

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

         In addition, if we fail to maintain Nasdaq listing for our securities, and no other exclusion from the definition of a "penny stock" under the Securities Exchange Act of 1934, as amended, is available, then any broker engaging in a transaction in our securities would be required to provide any customer with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market values of our securities held in the customer's account. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation. If brokers become subject to the "penny stock" rules when engaging in transactions in our securities, they would become less willing to engage in transactions, thereby making it more difficult for our stockholders to dispose of their shares.

     A substantial number of our shares are available for sale in the public market and sales of those shares could adversely affect our stock price.

         Sales of a substantial number of shares of common stock into the public market, or the perception that those sales could occur, could adversely affect our stock price or could impair our ability to obtain capital through an offering of equity securities. As of February 29, 2004, we had 59,904,449 shares of common stock issued and outstanding. Of these shares, most are freely transferable without restriction under the Securities Act of 1933, and a substantial portion of the remaining shares may be sold subject to the volume restrictions, manner-of-sale provisions and other conditions of Rule 144 under the Securities Act of 1933.

         In connection with a stock purchase agreement dated September 30, 1996 between Leon S. Gross and us, we also entered into a registration rights agreement with Mr. Gross dated September 30, 1996, providing registration rights with respect to the shares of common stock issued to Mr. Gross in connection with the offering. These rights include the right to make two demands for the registration of the shares of our common stock owned by Mr. Gross. In addition, Mr. Gross was granted unlimited rights to "piggyback" on registration statements that we file for the sale of our common stock. Mr. Gross presently owns 3,482,534 shares, of which 1,538,462 have never been registered.

     Exercise of our warrants, options and convertible debt could adversely affect our stock price and will be dilutive.

         As of February 29, 2004, there were outstanding warrants to purchase a total of 19,302,156 shares of our common stock at a weighted average exercise price of $1.85 per share, options to purchase a total of 9,627,212 shares of our common stock at a weighted average exercise price of $1.48 per share, of which 6,477,440 were vested, at a weighted average exercise price of $1.67 per share, and outstanding debentures convertible into a total of 5,203,149 shares of our common stock at a weighted average conversion price of $1.39 per share. Holders of our options, warrants and convertible debt will probably exercise or convert them only at a time when the price of our common stock is higher than their respective exercise or conversion prices. Accordingly, we may be required to issue shares of our common stock at a price substantially lower than the market price of our stock. This could adversely affect our stock price. In addition, if and when these shares are issued, the percentage of our common stock that existing stockholders own will be diluted.

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

         The offices and facilities of three of our subsidiaries, EFL, MDT and Epsilor, are located in Israel (in Beit Shemesh, Lod and Dimona, respectively, all of which are within Israel's pre-1967 borders). Most of our senior management is located at EFL's facilities. Although we expect that most of our sales will be made to customers outside Israel, we are nonetheless directly affected by economic, political and military conditions in that country.
Accordingly, any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel.

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

         Some of our employees are currently obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. No assessment can be made of the full impact of such requirements on us in the future, particularly if emergency circumstances occur, and no prediction can be made as to the effect on us of any expansion of these obligations. However, further deterioration of hostilities with the Palestinian community into a full-scale conflict might require more widespread military reserve service by some of our employees, which could have a material adverse effect on our business.

     Service of process and enforcement of civil liabilities on us and our officers may be difficult to obtain.

         We are organized under the laws of the State of Delaware and will be subject to service of process in the United States. However, approximately 35% of our assets are located outside the United States. In addition, two of our directors and all of our executive officers are residents of Israel and a portion of the assets of such directors and executive officers are located outside the United States.

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

Although a substantial majority of our revenues and a substantial portion of our expenses are denominated in U.S. dollars, a portion of our costs, including personnel and facilities-related expenses, is incurred in New Israeli Shekels
(NIS). Inflation in Israel will have the effect of increasing the dollar cost of our operations in Israel, unless it is offset on a timely basis by a devaluation of the NIS relative to the dollar. In 2003, the inflation adjusted NIS appreciated against the dollar, which raised the dollar cost of our Israeli operations.

     Some of our agreements are governed by Israeli law.

         Israeli law governs some of our agreements, such as our lease agreements on our subsidiaries' premises in Israel, and the agreements pursuant to which we purchased IES, MDT and Epsilor. While Israeli law differs in certain respects from American law, we do not believe that these differences materially adversely affect our rights or remedies under these agreements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

         It is our policy not to enter into interest rate derivative financial instruments, except for hedging of foreign currency exposures discussed below. We do not currently have any significant interest rate exposure.

Foreign Currency Exchange Rate Risk

         Since a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2004. Our research, development and production activities are primarily carried out by our Israeli subsidiary, EFL, at its facility in Beit Shemesh, and accordingly we have sales and expenses in New Israeli Shekels. Additionally, our MDT and Epsilor subsidiaries operate primarily in New Israeli Shekels. However, the majority of our sales are made outside Israel in U.S. dollars, and a substantial portion of our costs are incurred in U.S. dollars. Therefore, our functional currency is the U.S. dollar. Please see "Impact of Inflation and Currency Fluctuations," above and Note 2.b to the Notes to the Consolidated Financial Statements.

         While we conduct our business primarily in U.S. dollars, some of our agreements are denominated in foreign currencies. Specifically, at the end of 2003 our IES contract with the German National Police, which accounted for 16% of our revenues on a consolidated basis in 2003, was denominated in Euros. Thus, we are exposed to market risk, primarily related to fluctuations in the value of the Euro. Therefore, due to the volatility in the exchange rate of the Euro versus the U.S. dollar, we decided to hedge part of the risk of a devaluation of the U.S dollar, which could have an adverse effect on the revenues that we incur in IES. During the year 2003 we hedged revenues derived from the German National Police in order to protect against a decrease in value of forecasted foreign currency cash flows resulting from revenues payments denominated in Euro. We do not hold or issue derivative financial instruments for trading or speculative purposes

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

 Quarterly Financial Data (unaudited) for the two years ended December 31, 2003..    F-48
          Financial Statement Schedule

 Schedule II - Valuation and Qualifying Accounts.................................    F-49


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         During the fourth quarter of 2003, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our periodic reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

         As of December 31, 2003, these officers concluded that the design of the disclosure controls and procedures provides reasonable assurance that they can accomplish their objectives. We intend to continually strive to improve our disclosure controls and procedures to enhance the quality of our financial reporting.

         There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers, Directors and Significant Employees

     Executive Officers and Directors

         Our executive officers and directors and their ages as of February 29, 2004 were as follows:

               Name               Age                                    Position
               ----               ---                                    --------
   Robert S. Ehrlich...........    65  Chairman of the Board, President and Chief Executive Officer
   Steven Esses..................  40  Executive Vice President, Chief Operating Officer and Director
   Avihai Shen.................    36  Vice President - Finance and Chief Financial Officer
   Dr. Jay M. Eastman..........    57  Director
   Jack E. Rosenfeld...........    64  Director
   Lawrence M. Miller..........    57  Director
   Bert W. Wasserman...........    71  Director
   Edward J. Borey                 53  Director


         Our by-laws provide for a board of directors of one or more directors. There are currently seven directors. Under the terms of our certificate of incorporation, the board of directors is composed of three classes of similar size, each elected in a different year, so that only one-third of the board of directors is elected in any single year. Dr. Eastman and Mr. Esses are designated Class I directors and have been elected for a term expiring in 2006 and until their successors are elected and qualified; Messrs. Rosenfeld and Miller are designated Class II directors elected for a term expiring in 2005 and until their successors are elected and qualified; and Mr. Ehrlich is designated a Class III director elected for a term that expires in 2004 and until his successor is elected and qualified. Mr. Bert W. Wasserman and Mr. Edward J. Borey have been appointed to the Board (in February 2003 and December 2003, respectively) and proposed for election to the Board as Class III directors at the next annual meeting of the shareholders in June 2004, along with Mr. Ehrlich. A majority of the Board is "independent" under relevant SEC and Nasdaq regulations.

         Robert S. Ehrlich has been our Chairman of the Board since January 1993 and our President and Chief Executive Officer since October 2002. From May 1991 until January 1993, Mr. Ehrlich was our Vice Chairman of the Board, and from May 1991 until October 2002 he was our Chief Financial Officer. Mr. Ehrlich was a director of Eldat, Ltd., an Israeli manufacturer of electronic shelf labels, from June 1999 to July 2003. From 1987 to June 2003, Mr. Ehrlich served as a director of PSC Inc. ("PSCX"), a manufacturer and marketer of laser diode bar code scanners, and, between April 1997 and June 2003, Mr. Ehrlich was the chairman of the board of PSCX. PSCX filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in November 2002; its pre-negotiated plan of reorganization was confirmed by the Bankruptcy Court in June 2003. Mr. Ehrlich received a B.S. and J.D. from Columbia University in New York, New York.

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

         Dr. Jay M. Eastman has been one of our directors since October 1993. Since November 1991, Dr. Eastman has served as President and Chief Executive Officer of Lucid, Inc., which is developing laser technology applications for medical diagnosis and treatment. Dr. Eastman has served as a director of PSCX since April 1996 and served as Senior Vice President of Strategic Planning from December 1995 through October 1997. PSCX filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in November 2002; its pre-negotiated plan of reorganization was confirmed by the Bankruptcy Court in June 2003. Dr. Eastman is also a director of Dimension Technologies, Inc., a developer and manufacturer of 3D displays for computer and video displays, and Centennial Technologies Inc., a manufacturer of PCMCIA cards. From 1981 until January 1983, Dr. Eastman was Director of the University of Rochester's Laboratory for Laser Energetics, where he was a member of the staff from September 1975 to 1981. Dr. Eastman holds a B.S. and a Ph.D. in Optics from the University of Rochester in New York.

         Jack E. Rosenfeld has been one of our directors since October 1993. Mr. Rosenfeld is also a director of Maurice Corporation and a director of PSCX. PSCX filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in November 2002; its pre-negotiated plan of reorganization was confirmed by the Bankruptcy Court in June 2003. Since April 1998, Mr. Rosenfeld has been President and Chief Executive Officer of Potpourri Collection Inc., a specialty catalog direct marketer. Mr. Rosenfeld was President and Chief Executive Officer of Hanover Direct, Inc., formerly Horn & Hardart Co., which operates a direct mail marketing business, from September 1990 until December 1995, and had been President and Chief Executive Officer of its direct marketing subsidiary, since May 1988. Mr. Rosenfeld holds a B.A. from Cornell University in Ithaca, New York and an LL.B. from Harvard University in Cambridge, Massachusetts.

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

         Bert W. Wasserman was added to the board in February 2003. Mr. Wasserman served as Executive Vice President and Chief Financial Officer of Time Warner, Inc. from 1990 until his retirement in 1995 and served on the Board of Directors of Time Warner, Inc. and its predecessor company, Warner Communications, Inc. from 1981 to 1995. He joined Warner Communications, Inc. in 1966 and had been an officer of that company since 1970. Mr. Wasserman is director of several investment companies in the Dreyfus Family of Funds. He is also a director of Malibu Entertainment, Inc., Lillian Vernon Corporation, InforMedix, Inc. and PSCX. PSCX filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in November 2002; its pre-negotiated plan of reorganization was confirmed by the Bankruptcy Court in June 2003. Mr. Wasserman is a certified public accountant; he holds a B.A. from Baruch College in New York City, of whose Board of Trustees he has served as Vice President and President, and an LL.B from Brooklyn Law School.

         Edward J. Borey was added to the board in December 2003. From December 2000 to September 2003, Mr. Borey served as President, Chief Executive Officer and a director of PSCX. PSCX filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in November 2002; its pre-negotiated plan of reorganization was confirmed by the Bankruptcy Court in June 2003. Prior to joining the Company, Mr. Borey was President and CEO of TranSenda (May 2000 to December 2000). Previously, Mr. Borey held senior positions in the automated data collection industry. At Intermec Technologies Corporation (1995-1999), he was Executive Vice President and Chief Operating Officer and also Senior Vice President/General Manager of the Intermec Media subsidiary. Currently, Mr. Borey serves as a Board member at Centura Software, recently renamed MBrane, and he is on the Advisory Board of TranSenda Software and NextRx. Mr. Borey holds a B.S. in Economics from the State University of New York, College of Oswego; an M.A. in Public Administration from the University of Oklahoma; and an M.B.A. in Finance from Santa Clara University.

     Committees of the Board of Directors

         Our  board  of  directors  has  an  Audit  Committee,   a  Compensation
Committee, a Nominating Committee and an Executive Committee.

         Created in December 1993, the purpose of the Audit Committee is to review with management and our independent auditors the scope and results of the annual audit, the nature of any other services provided by the independent auditors, changes in the accounting principles applied to the presentation of our financial statements, and any comments by the independent auditors on our policies and procedures with respect to internal accounting, auditing and financial controls. The Audit Committee was established in accordance with
Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. In addition, the Audit Committee is charged with the responsibility for making decisions on the engagement of independent auditors. As required by law, the Audit Committee operates pursuant to a charter. The Audit Committee consists of Messrs. Wasserman (Chair), Miller and Rosenfeld. We have determined that Mr. Wasserman qualifies as an "audit committee financial expert" under applicable SEC and Nasdaq regulations. Mr. Wasserman, as well as all the other members of the Audit Committee, is "independent," as independence is defined in Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards and under Item 7(d)(3)(iv) of Schedule 14A of the proxy rules under the Exchange Act.

         The Compensation Committee, also created in December 1993, recommends annual compensation arrangements for the Chief Executive Officer and Chief Financial Officer and reviews annual compensation arrangements for all officers and significant employees. The Compensation Committee consists of Dr. Eastman (Chair) and Messrs. Wasserman and Rosenfeld, all of whom are independent non-employee directors.

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

     Code of Ethics

         We have adopted a Code of Ethics, as required by Nasdaq listing standards and the rules of the SEC, that applies to our principal executive officer, our principal financial officer, and our principal accounting officer, as well as a more general code of conduct that applies to our other employees. The Code of Ethics is publicly available through a hyperlink located on the
investor        relations       page       of       our       website,        at
http://www.arotech.com/compro/investor.html. If we make substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, that applies to anyone subject to the Code of Ethics, we will disclose the nature of such amendment or waiver on the website or in a report on Form 8-K in accordance with applicable Nasdaq and SEC rules

     Voting Agreements

         Messrs. Gross, Ehrlich and Yehuda Harats are parties to a Voting Rights Agreement dated September 30, 1996, as amended, pursuant to which each of the parties agrees to vote the shares of our common stock held by that person in favor of the election of Messrs. Ehrlich, Harats and Miller until the earlier of December 28, 2004 or our fifth annual meeting of stockholders after December 28, 1999. Mr. Harats resigned as a director in 2002; however, we believe that Mr. Harats must continue to comply with the terms of this agreement.

     Director Compensation

         Non-employee members of our board of directors are paid $2,500 (plus expenses) for each board of directors meeting attended, $2,000 (plus expenses) for each meeting of the audit committee of the board of directors attended, and $1,000 (plus expenses) for each meeting of all other committees of the board of directors attended. In addition, we have adopted a Non-Employee Director Stock Option Plan pursuant to which non-employee directors receive an initial grant of options to purchase 25,000 shares of our common stock upon the effective date of such plan or upon the date of his or her election as a director. Thereafter, non-employee directors will receive options to purchase 10,000 shares of our common stock for each year of service on the board. All such options are granted at fair market value and vest ratably over three years from the date of the grant. At our next annual meeting of shareholders in June 2004, we will propose increasing these stock option grants to 40,000 shares of our common stock upon the effective date of such plan or upon the date of a director's election as a director and 25,000 shares of our common stock for each year of service on the board.

     Significant Employees

         Our significant employees as of February 29, 2004, and their ages as of December 31, 2003, are as follows:

                       Name                  Age                            Position
                       ----                  ---                            --------
        Jonathan Whartman.................   49  Senior Vice President
        Dr. Neal Naimer...................   45  Vice President and Chief Technology Officer
        Yoel Gilon........................   51  Vice President - Electric Vehicle Technologies
        Yaakov Har-Oz.....................   46  Vice President, General Counsel and Secretary
        Danny Waldner.....................   32  Controller
        Greg Otte.........................   44  President, IES Interactive Training, Inc.
        Alan G. Jordan....................   50  President and CEO, FAAC Incorporated
        Yosef Bar.........................   61  General Manager, MDT Protective Industries
        Hezy Aspis........................   53  General Manager, Epsilor Electronics Industries, Ltd.
        Arik Arad.........................   51  Chairman, IES Interactive Training, Inc. and President,  Arocon
                                                 Security Corporation


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

         Alan G. Jordan started at First Ann Arbor Corporation, the predecessor of FAAC, in 1978 as a junior engineer. He subsequently was promoted to section head, program manager, group head, director of operations, vice president, and finally president, which position he has held for more than the past five years. Prior to joining FAAC, Mr. Jordan was an engineer in the U.S. Navy civil service. Mr. Jordan maintains Department of Defense "secret" clearance. Mr. Jordan holds a bachelor's degree in Systems Science from Michigan State University.

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

         Hezy Aspis has headed Epsilor Electronic Industries, Ltd. since 1991. Prior to this, he was an engineer with Tadiran Batteries Ltd., Israel's leading lithium battery manufacturer. Mr. Aspis holds a B.Sc. in electric engineering from the Technion Israel Institute of Technology in Haifa, Israel, and an M.B.A. from Tel-Aviv University in Israel.

         Arik Arad has served as IES's Chairman since August 2003 and as Chairman of Arocon Security Consulting since September 2003. Mr. Arad has served in the military, law enforcement and private-sector security business, servicing clientele from among the Fortune 500(TM) companies. In that capacity, Mr. Arad has participated in the process of reassessing security requirements, security design, security implementation, security training programs and proactive security follow-up. Mr. Arad has been exposed to issues pertinent to companies whose worldwide operations pose potential for terrorist activity. He has also gained worldwide experience in securing major airports, shopping centers and other high profile facilities. Mr. Arad served as a Lieutenant Colonel in the Israel Defense Forces. Mr. Arad is a graduate of the International Seminar Management Program (ISMP) of the Harvard Business School and holds a B.Sc. in psychology and political sciences from the Haifa University in Israel.

     Section 16(a) Beneficial Ownership Reporting Compliance

         Under the securities laws of the United States, our directors, certain of our officers and any persons holding more than ten percent of our common stock are required to report their ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to report any failure to file by these dates during 2003. We are not aware of any instances during 2003, not previously disclosed by us, where such "reporting persons" failed to file the required reports on or before the specified dates, except as follows:

         (i) Mr. Borey was required to report his holdings of our securities in a Form 3 that should have been filed on or prior to December 15, 2003 in connection with his becoming a director on December 4, 2003. Additionally, Mr. Borey was required to file a Form 4 on or prior to January 2, 2004 in connection with his receipt of 35,000 stock options on December 30, 2003. He reported his holdings and this transaction in a Form 5 filed on February 17, 2004.

         (ii) Mr. Eastman was required to file a Form 4 on or prior to January 2, 2004 in connection with his receipt of 10,000 stock options on December 30, 2003. He reported this transaction in a Form 5 filed on February 17, 2004.

         (iii) Mr. Ehrlich was required to file a Form 4 on or prior to March 17, 2003 in connection with his receipt of 1,500,000 stock options on March 14, 2003. He reported this transaction in a Form 4 filed on August 11, 2003.

         (iv) Mr. Ehrlich was required to file a Form 4 on or prior to June 30, 2003 in connection with his receipt of 500,000 stock options on June 26, 2003. He reported this transaction in a Form 4 filed on August 11, 2003.

         (v) Mr. Ehrlich was required to file a Form 4 on or prior to January 27, 2004 in connection with his receipt of 35,000 stock options on January 25, 2004. He reported this transaction in a Form 5 filed on February 17, 2004.

         (vi) Mr. Esses was required to file a Form 4 on or prior to February 26, 2003 in connection with his receipt of 600,000 stock options on February 24, 2003. He reported this transaction in a Form 4 filed on August 8, 2003.

         (vii)    Mr.  Esses was  required  to file a Form 4 on or prior to July
                  11, 2003 in connection with his receipt of 100,000 stock options on July 9, 2003, and a Form 4 on or prior to October 15, 2003 in connection with his receipt of 335,000 stock options on October 13, 2003. He reported these transactions in a Form 5 filed on February 17, 2004 (as amended on February 24, 2004).

         (viii) Mr. Miller was required to file a Form 4 on or prior to January 2, 2004 in connection with his receipt of 10,000 stock options on December 30, 2003. He reported this transaction in a Form 5 filed on February 17, 2004.

         (ix) Mr. Rosenfeld was required to file a Form 4 on or prior to January 2, 2004 in connection with his receipt of 10,000 stock options on December 30, 2003. He reported this transaction in a Form 5 filed on February 18, 2004 (after the required filing date of February 17, 2004, due to a technical delay in filing with the EDGAR system).

         (x) Mr. Shen was required to file a Form 4 on or prior to February 26, 2003 in connection with his receipt of 120,000 stock options on February 24, 2003. He reported this transaction in a Form 4 filed on August 11, 2003.

         (xi) Mr. Shen was required to file a Form 4 on or prior to July 11, 2003 in connection with his receipt of 120,000 stock options on July 9, 2003, and a Form 4 on or prior to October 15, 2003 in connection with his receipt of 333,750 stock options on October 13, 2003. He reported these transactions in a Form 5 filed on February 17, 2004 (as amended on February 24, 2004).

         (xii) Mr. Wasserman was required to report his holdings of our securities in a Form 3 that should have been filed on or prior to March 6, 2003 in connection with his becoming a director on February 24, 2003. Additionally, Mr. Wasserman was required to file a Form 4 on or prior to January 2, 2004 in connection with his receipt of 10,000 stock options on December 30, 2003. He reported his holdings and this transaction in a Form 5 filed on February 19, 2004 (after the required filing date of February 17, 2004, due to a technical delay in filing with the EDGAR system).

ITEM 11. EXECUTIVE COMPENSATION

Cash and Other Compensation

     General

         Our Chief Executive Officer and the other highest paid executive officers (of which there were two) who were compensated at a rate of more than $100,000 in salary and bonuses during the year ended December 31, 2003 (collectively, the "Named Executive Officers") are Israeli residents, and thus certain elements of the compensation that we pay them is structured as is customary in Israel.

         During 2002, 2001 and 2000, compensation to our Named Executive Officers took several forms:

         >>       cash salary;

         >> bonus, some of which was paid in cash in the year in which it was earned and some of which was accrued in the year in which it was earned but paid in cash in a subsequent year;

         >> cash reimbursement for taxes paid by the Named Executive Officer and reimbursed by us in accordance with Israeli tax regulations;

         >> accruals (but not cash payments) in respect of contractual termination compensation in excess of the Israeli statutory minimum;

         >> accruals (but not cash payments) in respect of pension plans, which consist of a savings plan, life insurance and statutory severance pay benefits, and a continuing education fund (as is customary in Israel);

         >>       stock  options,  including  options  issued in exchange  for a
                  waiver  of  salary  under  the  "options-for-salary"   program
                  discussed in more detail below; and

         >> other benefits, primarily consisting of annual statutory holiday pay.

         The specific amounts of each form of compensation paid to each Named Executive Officer appear in the summary compensation table and the notes thereto appearing under "Summary Compensation Table," below.

     Summary Compensation Table

         The following table, which should be read in conjunction with the explanations provided above, shows the compensation that we paid (or accrued), in connection with services rendered for 2003, 2002 and 2001, to our Named Executive Officers.

                         SUMMARY COMPENSATION TABLE(1)

                                                                       Long Term
                                        Annual Compensation           Compensation                       Compensation
                                   ----------------------------------   ----------      --------------------------------------
                                                                                         Changes in
                                                                                        Accruals for
                                                                                          Sick Days,
                                                                                          Vacation        Payment to
                                                              Tax       Securities       Days, and       Pension and
Name and Principal                                         Reimburse-   Underlying      Termination       Education
    Position                Year    Salary     Bonus          ment       Options        Compensation        Funds      Others
-------------------------   ----   --------   -------      ----------   ----------      ------------     ----------   --------
Robert S. Ehrlich           2003    259,989   $99,750(2)   $   27,211    2,035,000      $   80,713(3)    $   48,228   $    678
Chairman of the Board,      2002   $202,962   $99,750      $   15,232      262,500(4)   $  170,691(5)    $   22,256   $    654
  President, Chief          2001   $211,644   $84,000      $   17,201      521,000(6)   $  229,800(7)    $   52,841   $ 87,113(8)
  Executive Officer and
  director

Steven Esses
Executive Vice President,   2003   $      0   $     0      $        0   $1,035,000      $        0       $        0   $      0
  Chief Operating Officer   2002   $      0   $     0      $        0            0      $        0       $        0   $120,480(9)
  and director*             2001   $      0   $     0      $        0            0      $        0       $        0   $      0



Avihai Shen
Vice President - Finance    2003   $123,988   $     0      $    8,653      608,750      $    6,471(10)   $   23,133   $    463
  and Chief Financial       2002   $ 93,641   $     0      $   18,857       48,935      $    9,847(11)   $   20,394   $  6,894(12)
  Officer                   2001   $ 82,019   $     0      $    8,804       43,749      $    1,629(13)   $   15,956   $    674

-------------------------------------
  * Mr. Esses became an officer in January 2003. His compensation as an officer during 2003 consisted solely of stock options. Prior to January 2003, Mr. Esses was a director (from July 2002), in which position he received certain compensation as a consultant, in addition to the stock options and per-meeting fees payable to directors generally (which is not reflected above).

 (1) We paid the amounts reported for each named executive officer in U.S. dollars and/or New Israeli Shekels (NIS). We have translated amounts paid in NIS into U.S. dollars at the exchange rate of NIS into U.S. dollars at the time of payment or accrual.

 (2) We paid Mr. Ehrlich $67,370 during 2003 in satisfaction of the remainder of bonuses from 2002 to which he was entitled according to his contract. Additionally, we accrued $99,750 for Mr. Ehrlich in satisfaction of the 2003 bonus to which he was entitled according to his contract.

 (3) Of this amount, $92,075 represents our accrual for severance pay that would be payable to Mr. Ehrlich upon a "change of control" or upon the occurrence of certain other events; $3,451 represents the increase of the accrual for sick leave and vacation redeemable by Mr. Ehrlich; and $(14,813) represents the decrease of our accrual for severance pay that would be payable to Mr. Ehrlich under the laws of the State of Israel if we were to terminate his employment.

 (4) Of this amount, 262,500 options were in exchange for a total of $105,000 in salary waived by Mr. Ehrlich during 2002 pursuant to the options-for-salary program instituted by us beginning in May 2001. See "Options-for-Salary Program," below.

 (5) Of this amount, $109,935 represents our accrual for severance pay that would be payable to Mr. Ehrlich upon a "change of control" or upon the occurrence of certain other events; $17,571 represents the increase of the accrual for sick leave and vacation redeemable by Mr. Ehrlich; and $43,725 represents the increase of our accrual for severance pay that would be payable to Mr. Ehrlich under the laws of the State of Israel if we were to terminate his employment.

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

 (8) Of this amount, $86,434 represents benefit imputed to Mr. Ehrlich upon the purchase by us of certain of his shares for treasury, and $679 represents other benefits that we paid to Mr. Ehrlich in 2001. See "Item 13. Certain Relationships and Related Transactions - Officer Loans," below.

 (9) Represents consulting fees paid in 2002.

(10) Of this amount, $8,369 represents the increase of the accrual for vacation redeemable by Mr. Shen; and $(1,628) represents the decrease of our accrual for severance pay that would be payable to Mr. Shen under the laws of the State of Israel if we were to terminate his employment.

(11) Of this amount, $1,062 represents the increase of the accrual for vacation redeemable by Mr. Shen; and $8,785 represents the increase of our accrual for severance pay that would be payable to Mr. Shen under the laws of the State of Israel if we were to terminate his employment.

(12) Of this amount, $6,500 represents the value of shares issued to Mr. Shen as a stock bonus and $394 represents other benefits that we paid to Mr. Shen in 2002.

(13) Of this amount, $(1.099) represents the decrease of the accrual for vacation redeemable by Mr. Shen; and $2,728 represents the increase of our accrual for severance pay that would be payable to Mr. Shen under the laws of the State of Israel if we were to terminate his employment.

     Executive Loans

         In 1999, 2000 and 2002, we extended certain loans to our Named Executive Officers. These loans are summarized in the following table, and are further described under "Item 13. Certain Relationships and Related Transactions
- Officer Loans," below.

                                           Original        Amount
                                           Principal    Outstanding
    Name of Borrower      Date of Loan  Amount of Loan as of 12/31/03                Terms of Loan
    ----------------      ------------  -------------- --------------                -------------
                                                                      Ten-year non-recourse loan to purchase our
                                                                        stock, secured by the shares of stock
Robert S. Ehrlich.......   12/28/99     $    167,975    $    201,570    purchased.

                                                                      Twenty-five-year non-recourse loan to
                                                                        purchase our stock, secured by the
Robert S. Ehrlich.......   02/09/00     $    789,991    $    657,146    shares of stock purchased.

                                                                      Twenty-five-year non-recourse loan to
                                                                        purchase our stock, secured by the
Robert S. Ehrlich.......   10/06/02     $     36,500    $     37,810    shares of stock purchased.


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

         During 2001, in exchange for waiver of $265,597 in salary, our employees other than the Named Executive Officers received a total of 663,992 options, which options were granted based on the lowest closing price of our common stock during the month of October 2001 ($1.30). Named Executive Officers, in exchange for waiver of $40,699 in salary, received a total of 101,747 options during 2001, which options were granted based on the lowest closing prices of our common stock during the month of October 2001 ($1.30), as set forth in the table below.

         During 2002, in exchange for waiver of $364,209 in salary, our employees other than the Named Executive Officers received a total of 910,522 options, which options were granted based on the lowest closing price of our common stock during the month of December 2002 ($0.61). Named Executive Officers, in exchange for waiver of $119,774 in salary, received a total of 299,435 options during 2002, which options were granted based on the lowest closing prices of our common stock during each quarter of 2002, as set forth in the table below.

         Following is a table setting forth the number of options that we issued to each of our Named Executive Officers under the options-for-salary program during each fiscal quarter in which the program was in effect, and the range of trading prices for our common stock during each such fiscal quarter:

                                                                                             Low Trading  High Trading     Closing
                            Fiscal      Amount of      Number of    Number of      Average      Price     Price During      Price
                           Quarter        Salary        Options      Options      Exercise      During       Quarter     on Last Day
Named Executive Officer     Ended         Waived        Accrued       Issued        Price      Quarter                   of Quarter
------------------------ ---------------------------- -------------------------- ---------------------------------------------------
Robert S. Ehrlich......    06/30/01     $    8,000        20,000            0           -       $2.18         $4.20         $2.54
                           09/30/01     $   12,000        30,000            0           -       $1.10         $3.05         $1.48
                           12/31/01     $   12,000        30,000       80,000       $1.30       $1.30         $2.48         $1.66
                           03/31/02     $   26,250        65,625       65,625       $1.42       $1.35         $2.41         $1.55
                           06/30/02     $   26,250        65,625       65,625       $0.73       $0.73         $1.79         $0.91
                           09/30/02     $   26,250        65,625       65,625       $0.85       $0.79         $1.70         $1.05
                           12/31/02     $   26,250        65,625       65,625       $0.61       $0.61         $1.17         $0.64

Avihai Shen............    06/30/01     $    2,174         5,435            0           -       $2.18         $4.20         $2.54
                           09/30/01     $    3,262         8,153            0           -       $1.10         $3.05         $1.48
                           12/31/01     $    3,262         8,153       21,741       $1.30       $1.30         $2.48         $1.66
                           03/31/02     $    3,262         8,153        8,153       $1.42       $1.35         $2.41         $1.55
                           06/30/02     $    3,262         8,153        8,153       $0.73       $0.73         $1.79         $0.91
                           09/30/02     $    3,262        12,476       12,476       $0.85       $0.79         $1.70         $1.05
                           12/31/02     $    3,262         8,153        8,153       $0.61       $0.61         $1.17         $0.64


Stock Options

         The table below sets forth information with respect to stock options granted to the Named Executive Officers for the fiscal year 2003.

                        OPTION GRANTS IN LAST FISCAL YEAR


                             INDIVIDUAL GRANTS
                         ----------------------------
                                        % OF TOTAL                                     POTENTIAL REALIZABLE VALUE
                          NUMBER OF        OPTIONS                                      OF ASSUMED ANNUAL RATES
                          SECURITIES      GRANTED TO      EXERCISE                     OF STOCK PRICE APPRECIATION
                          UNDERLYING     EMPLOYEES         OR BASE                        FOR OPTION TERM(1)
                          OPTIONS        IN FISCAL         PRICE        EXPIRATION    ------------------------------
          NAME            GRANTED          YEAR           ($/SH)          DATE           5% ($)          10% ($)
      ---------------    -----------    -------------    -----------    ----------    -------------    -------------
Robert S. Ehrlich.....      1,500,000         27%          $0.46        03/14/08       $   190,634      $   421,252
                              500,000          9%          $0.85        06/26/08       $   111,894      $   247,257
                               35,000          6%          $0.42        01/25/13       $     9,245      $    23,428
Steven Esses..........        600,000         11%          $0.43        02/24/08       $    71,281      $   157,512
                              100,000          2%          $0.85        07/09/13       $    53,456      $   135,468
                              300,000          5%          $1.28        12/31/08       $   106,092      $   234,436
                               35,000          1%          $1.28        01/31/13       $    28,174      $    71,400
Avihai Shen...........        120,000          2%          $0.43        02/24/08       $    14,256     $     31,503
                              120,000          2%          $0.85        07/09/13       $    64,147      $   162,562
                              333,750          6%          $1.28        07/09/13       $   268,664      $   680,847
                               35,000          1%          $0.42        01/25/13       $     9,245      $    23,429


---------------------------------

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

         The table below sets forth information for the Named Executive Officers with respect to aggregated option exercises during fiscal 2003 and fiscal 2003 year-end option values.

          Aggregated Option Exercises and Fiscal Year-End Option Values

                        Shares                            Number of Securities             Value of Unexercised
                      cquired on         Value           Underlying Unexercised            In-the-Money Options
        Name         A Exercise        Realized        Options at Fiscal Year End          at Fiscal-Year-End(1)
 --------------------------------- ------------------ ------------------------------ ----------------------------------
                                                       Exercisable   Unexercisable     Exercisable     Unexercisable
                                                      -------------- --------------- ---------------- -----------------
Robert S. Ehrlich....         -     $            -       1,905,667     1,000,000      $    1,826,171   $    1,185,000
Steven Esses.........    99,860     $      183,215         416,807       518,333      $      317,362   $      655,733
Avihai Shen..........    75,000     $      143,500         217,304       421,100      $      119,283   $      286,046


-----------------------------------

(1) Options that are "in-the-money" are options for which the fair market value of the underlying securities on December 31, 2003 ($1.82) exceeds the exercise or base price of the option.

Employment Contracts

         Mr. Ehrlich is party to an employment agreement with us effective as of January 1, 2000. The term of this employment agreement, as extended, expires on December 31, 2005, and is extended automatically for additional terms of two years each unless either Mr. Ehrlich or we terminate the agreement sooner.

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

         Mr. Esses is not a party to an employment agreement with us. Mr. Shen has signed our standard employee employment agreement, described below.

         Other employees (including Mr. Shen) have entered into individual employment agreements with us. These agreements govern the basic terms of the individual's employment, such as salary, vacation, overtime pay, severance arrangements and pension plans. Subject to Israeli law, which restricts a company's right to relocate an employee to a work site farther than sixty kilometers from his or her regular work site, we have retained the right to transfer certain employees to other locations and/or positions provided that such transfers do not result in a decrease in salary or benefits. All of these agreements also contain provisions governing the confidentiality of information and ownership of intellectual property learned or created during the course of the employee's tenure with us. Under the terms of these provisions, employees must keep confidential all information regarding our operations (other than information which is already publicly available) received or learned by the employee during the course of employment. This provision remains in force for five years after the employee has left our service. Further, intellectual property created during the course of the employment relationship belongs to us.

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

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee of our board of directors for the 2003 fiscal year consisted until May 8, 2003 of Dr. Jay M. Eastman, Jack E. Rosenfeld and Lawrence M. Miller; thereafter, the Compensation Committee consisted of Dr. Jay M. Eastman, Jack E. Rosenfeld and Bert W. Wasserman. None of the members has served as our officers or employees.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding the security ownership, as of March 23, 2004, of those persons owning of record or known by us to own beneficially more than 5% of our common stock and of each of our Named Executive Officers and directors, and the shares of common stock held by all of our directors and executive officers as a group.

                                                                                            Percentage of Total
        Name and Address of Beneficial Owner(1)          Shares Beneficially Owned(2)(3)   Shares Outstanding(3)
        ---------------------------------------          -------------------------------   ---------------------
Leon S. Gross...........................................          3,482,534(4)(13)                5.6%
Robert S. Ehrlich.......................................          2,284,213(5)(13)                3.6%
Steven Esses............................................            663,475(6)                    1.1%
Avihai Shen.............................................            267,804(7)                     *
Dr. Jay M. Eastman......................................             85,001(8)                     *
Jack E. Rosenfeld.......................................             87,001(9)                     *
Lawrence M. Miller......................................            539,080(10)                    *
Bert W. Wasserman.......................................              8,334(11)                    *
Edward J. Borey.........................................             40,334(12)                    *
All of our directors and executive officers as a group
(10 persons**)..........................................          7,519,535(14)                  11.5%

------------------------------------

*        Less than one percent.

** Includes 3,482,534 shares owned by Mr. Leon Gross that are subject to the Voting Rights Agreement described in footnote 9, below. Also includes 508,924 shares held of record by Mr. Yehuda Harats that are subject to the Voting Rights Agreement described in footnote 9, below.

(1) The address of each named beneficial owner other than Leon Gross is in care of Arotech Corporation, 632 Broadway, New York, New York 10012.

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

(4) Includes 447,165 shares held by Leon S. Gross and Lawrence M. Miller as co-trustees of the Rose Gross Charitable Foundation. Mr. Gross's address is c/o Enterprises Inc., River Park House, 3600 Conshohocken Avenue, Philadelphia, Pennsylvania 19131.

(5) Includes 50,000 shares held by Mr. Ehrlich's wife (in which shares Mr. Ehrlich disclaims beneficial ownership), 161,381 shares held in Mr. Ehrlich's pension plan, 3,000 shares held by children sharing the same household (in which shares Mr. Ehrlich disclaims beneficial ownership), and 1,905,667 shares issuable upon exercise of options exercisable within 60 days.

(6)      Consists  of  663,475   shares   issuable   upon  exercise  of  options
         exercisable within 60 days.

(7) Includes 257,304 shares issuable upon exercise of options exercisable within 60 days.

(8) Consists of 85,001 shares issuable upon exercise of options exercisable within 60 days.

(9) Includes 85,001 shares issuable upon exercise of options exercisable within 60 days.

(10) Includes 447,165 shares held by Leon S. Gross and Lawrence M. Miller as co-trustees of the Rose Gross Charitable Foundation, and 80,001 shares issuable upon exercise of options exercisable within 60 days.

(11) Consists of 8,334 shares issuable upon exercise of options exercisable within 60 days.

(12) Includes 8,334 shares issuable upon exercise of options exercisable within 60 days.

(13) Messrs. Ehrlich, Leon Gross and Yehuda Harats are parties to a Voting Rights Agreement pursuant to which each of the parties agrees to vote the shares of our common stock held by that person in favor of the election of Messrs. Ehrlich, Harats and Miller until the earlier of December 28, 2004 or our fifth annual meeting of stockholders after December 28, 1999. Mr. Harats resigned as a director in 2002; however, we believe that Mr. Harats must continue to comply with the terms of this agreement. As of February 19, 2004, 4,370,004 shares of our common stock were subject to this Voting Rights Agreement.

(14) Includes 3,093,117 shares issuable upon exercise of options exercisable within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

         The following table sets forth certain information, as of December 31, 2003, with respect to our 1991, 1993, 1995 and 1998 stock option plans, as well as any other stock options and warrants previously issued by us (including individual compensation arrangements) as compensation for goods and services:

                      Equity Compensation Plan Information

                                                                                       Number of securities
                                                                                       remaining available
                                                                                       for future issuance
                              Number of securities                                         under equity
                                to be issued upon            Weighted-average           compensation plans
                                   exercise of              exercise price of         (excluding securities
                              outstanding options,         outstanding options,        reflected in column
                               warrants and rights         warrants and rights                 (a))
       Plan Category                    (a)(1)                     (b)                          (c)(1)
---------------------------- ------------------------     -----------------------     -----------------------
Equity compensation
  plans approved by
  security holders.....               6,150,677                    $1.38                       (352,708)
Equity compensation
  plans not approved
  by security
  holders(2)(3)........               3,481,236                    $1.65                       (299,374)


-------------------------------------

(1) Numbers in parenthesis in column (c), which are included in the number in column (a), indicate options that have been conditionally granted pending expansion of certain of our stock option plans at our next annual meeting of stockholders.

(2) In October 1998, the Board of Directors adopted the 1998 Non-Executive Stock Option and Restricted Stock Purchase Plan, which under Delaware law did not require shareholder approval since directors and executive officers were ineligible to participate in it. Participation in the 1998 Plan is limited to those of our employees and consultants who are neither executive officers nor otherwise subject to Section 16 of the Securities Exchange Act of 1934, as amended, or Section 162(m) of the Internal Revenue Code of 1986, as amended. The 1998 Plan is administered by the Compensation Committee of our Board of Directors, which determined the conditions of grant. Options issued under the 1998 Plan generally expire no more than ten years from the date of grant, and incentive options issued under the 1998 Plan may be granted only at exercise prices equal to the fair market value of our common stock on the date the option is granted. A total of 4,750,000 shares of our common stock were originally subject to the 1998 Plan, of which 3,181,862 options are outstanding, 1,568,138 options have been exercised, and 299,374 options have been conditionally granted pending expansion of this stock option plan at our next annual meeting of stockholders.

(3) For a description of the material features of grants of options and warrants other than options granted under our employee stock option plans, please see Note 11.g.2 of the Notes to the Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Voting Agreements

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

         Pursuant to a voting rights agreement dated September 30, 1996 and as amended December 10, 1997 and December 28, 1999, between Mr. Gross, Robert S. Ehrlich, Yehuda Harats and us, Lawrence M. Miller, Mr. Gross's advisor, is entitled to be nominated to serve on our board of directors so long as Mr. Gross, his heirs or assigns retain at least 1,375,000 shares of common stock. In addition, under the voting rights agreement, Mr. Gross and Messrs. Ehrlich and Harats agreed to vote and take all necessary action so that Messrs. Ehrlich, Harats and Miller shall serve as members of the board of directors until the earlier of December 28, 2004 or our fifth annual meeting of stockholders after December 28, 1999. Mr. Harats resigned as a director in 2002; however, we believe that Mr. Harats must continue to comply with the terms of this agreement. As of February 19, 2004, 4,370,004 shares of our common stock were subject to this Voting Rights Agreement.

Officer Loans

         On December 3, 1999, Robert S. Ehrlich purchased 125,000 shares of our common stock out of our treasury at the closing price of the common stock on December 2, 1999. Payment was rendered by Mr. Ehrlich in the form of non-recourse promissory notes due in 2009 in the amount of $167,975 each, secured by the shares of common stock purchased and other shares of common stock previously held by him. As of December 31, 2003, the aggregate amount outstanding pursuant to this promissory note was $201,570.

         On February 9, 2000, Mr. Ehrlich exercised 131,665 stock options. Mr. Ehrlich and Harats paid the exercise price of the stock options and certain taxes that we paid on his behalf by giving us a non-recourse promissory note due in 2025 in the amount of $789,991, secured by the shares of our common stock acquired through the exercise of the options and certain compensation due to Mr. Ehrlich upon termination. As of December 31, 2003, the aggregate amount outstanding pursuant to this promissory note was $657,146.

         On June 10, 2002, Mr. Ehrlich exercised 50,000 stock options. Mr. Ehrlich paid the exercise price of the stock options by giving us a non-recourse promissory note due in 2012 in the amount of $36,500, secured by the shares of our common stock acquired through the exercise of the options. As of December 31, 2003, the aggregate amount outstanding pursuant to this promissory note was $37,810.

Director Consulting Agreements

         Beginning in February 2002, Mr. Steven Esses, who became one of our directors in July 2002, entered into an oral consulting arrangement with us, whereby he performed periodic financial and other consulting for us. We paid Mr. Esses a total of $120,480 in consulting fees in 2002. Beginning in July 2002, when Mr. Esses became a director, this consulting arrangement ceased.

         Beginning in January 2004, Mr. Edward J. Borey, who became one of our directors in December 2003, entered into a consulting agreement with us pursuant to which he agreed to aid us in identifying potential acquisition candidates in exchange for transaction fees in respect of acquisitions in which he plays a "critical role" (as determined by us in our sole and absolute discretion) in identifying and/or initiating and/or negotiating the transaction in the amount of (i) 1.5% of the value of the transaction up to $10,000,000, plus (ii) 1.0% of the value of the transaction in excess of $10,000,000 and up to $50,000,000, plus (iii) 0.5% of the value of the transaction in excess of $50,000,000. We also agreed to issue to Mr. Borey, at par value, a total of 32,000 shares of our common stock, the value of which is to be deducted from any transaction fees paid.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee's charter, all audit and audit-related work and all non-audit work performed by our independent accountants, Kost, Forer, Gabbay & Kassierer, is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered.

         >> Audit Fees. Audit fees billed or expected to be billed to us by Kost, Forer, Gabbay & Kassierer for the audit of the financial statements included in our Annual Report on Form 10-K, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for the years ended December 31, 2002 and 2003 totaled approximately $151,375 and $177,000, respectively.

         >> Audit-Related Fees. Kost, Forer, Gabbay & Kassierer billed us $383 and $34,500 for the fiscal years ended December 31, 2002 and 2003, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption "Audit Fees," above.

         >> Tax Fees. Kost, Forer, Gabbay & Kassierer billed us an aggregate of $12,000 and $24,320 for the fiscal years ended December 31, 2002 and 2003, respectively, for tax services, principally advice regarding the preparation of income tax returns.

         >> Other Matters. The Audit Committee of the Board of Directors has considered whether the provision of the Audit-Related Fees, Tax Fees and all other fees are compatible with maintaining the independence of our principal accountant.

         Applicable law and regulations provide an exemption that permits certain services to be provided by our outside auditors even if they are not pre-approved. We have not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

                                     PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1) Financial Statements - See Index to Financial Statements on page 66 above.

     (2) Financial Statements Schedules - Schedule II - Valuation and Qualifying Accounts. All schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or related notes thereto.

     (3) Exhibits - The following Exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

  Exhibit No.                         Description
  -----------                         -----------

   (8)3.1        Amended and Restated Certificate of Incorporation

  (15)3.1.1      Amendment to our Amended and Restated Certificate of
                 Incorporation

  (24)3.1.2      Amendment to our Amended and Restated Certificate of
                 Incorporation

    **3.1.3      Amendment to our Amended and Restated Certificate of
                 Incorporation

   (2)3.2        Amended and Restated By-Laws

   (1)4 Specimen Certificate for shares of common stock, $.01 par value

 + (6)10.6       Amended and Restated 1993 Stock Option and Restricted Stock
                 Purchase Plan dated  November 11, 1996

 + (1)10.7.1     Form of Management Employment Agreements

+ *   10.7.2     General Employee Agreements
   (1)

 * (1)10.8       Office of Chief Scientist documents

   (2)10.8.1     Letter from the Office of Chief Scientist to us dated January
                 4, 1995

 + (3)10.12      Amended and Restated 1995 Non-Employee Director Stock Option
                 Plan

   (4)10.14 Stock Purchase Agreement between us and Leon S. Gross ("Gross") dated September 30, 1996

   (4)10.15 Registration Rights Agreement between us and Gross dated September 30, 1996

   (4)10.16 Voting Rights Agreement between us, Gross, Robert S. Ehrlich and Yehuda Harats dated September 30, 1996

 + (5)10.20      Amended and Restated  Employment  Agreement dated as of October
                 1, 1996 between us, EFL and Robert S. Ehrlich

+ (15)10.20.1    Second Amended and Restated Employment Agreement,  effective as of January 1, 2000 between us, EFL and Robert S. Ehrlich

+ (15)10.20.2    Letter dated January 12, 2001  amending the Second  Amended and
                 Restated Employment Agreement, effective as of January 1, 2000 between us, EFL and Robert S. Ehrlich

   (6)10.25 Amendment No. 1 to the Voting Rights Agreement between us, Gross, Robert S. Ehrlich, and Yehuda Harats dated December 10, 1997

  Exhibit No.                         Description
  -----------                         -----------

   (6)10.26 Amendment No. 2 to the Registration Rights Agreement between us, Gross, Robert S. Ehrlich and Yehuda Harats dated December 10, 1997

   (7)10.27      1998  Non-Executive  Stock Option and Restricted Stock Purchase
                 Plan

  (10)10.31      Form of Warrant dated December 28, 1999

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

  (23)10.64      Form of 9% Secured Convertible Debenture due June 30, 2005

  (23)10.65      Form of Warrant dated December 31, 2002

  (23)10.66      Form of Security Agreement dated December 31, 2002

  (23)10.67 Form of Intellectual Property Security Agreement dated December 31, 2002

 +(24)10.68      Settlement  Agreement and Release  between us and Yehuda Harats dated December 31, 2002

  (24)10.69.1 Commercial lease agreement between Commerce Square Associates L.L.C. and I.E.S. Electronics Industries U.S.A., Inc. dated September 24, 1997

  (24)10.69.2 Amendment to Commercial lease agreement between Commerce Square Associates L.L.C. and I.E.S. Electronics Industries U.S.A., Inc. dated as of May 1, 2000

  (24)10.70 Agreement of Lease dated December 6, 2000 between Janet Nissim et al. and M.D.T. Protection (2000) Ltd. [English summary of Hebrew original]

  (24)10.71 Agreement of Lease dated August 22, 2001 between Aviod Building and Earthworks Company Ltd. et al. and M.D.T. Protective Industries Ltd. [English summary of Hebrew original]

  Exhibit No.                         Description
  -----------                         -----------

    **10.72      Promissory Note dated July 1, 2002 from Robert S. Ehrlich to us

  (25)10.73 Securities Purchase Agreement dated September 30, 2003 between us and the Investors named therein

  (25)10.74      Form of 8% Secured Convertible Debenture due September 30, 2006

  (25)10.75      Form of Warrant dated September 30, 2003

  (25)10.76      Form of Security Agreement dated September 30, 2003

  (25)10.77      Form  of  Intellectual   Property   Security   Agreement  dated
                 September 30, 2003

  (26)1010.78    Form of Amendment  and Exercise  Agreement  dated  December 10,
                 2003

  (26)10.79      Form of Supplemental Warrant dated December 18, 2003

  (27)10.80 Stock Purchase and Sale Agreement dated January 7, 2004 between us and the shareholders of FAAC Incorporated

  (27)10.81 Securities Purchase Agreement dated January 7, 2004 between us and the Investors named therein

  (27)10.82 Registration Rights Agreement dated January 7, 2004 between us and the Investors named therein

  (27)10.83      Form of Warrant dated January __, 2004

  (28)10.84 Share Purchase Agreement dated January __, 2004 between us and the shareholders of Epsilor Electronics Industries, Ltd.

  (28)10.85 Management Agreement dated January __, 2004 among us, Office Line Ltd. and Hezy Aspis

 *(29)10.86      Settlement   Agreement   between  us  and  I.E.S.   Electronics
                 Industries, Ltd. dated February 4, 2004

   +**10.86 Consulting agreement dated January 1, 2004 between us and Edward J. Borey

    **10.87 Lease dated April 8, 1997, between AMR Holdings, L.L.C. and FAAC Incorporated

    **10.88 Lease dated as of March 22, 2004 between us and Fisk Building Associates L.L.C.

    **14         Code of Ethics

    **21         List of Subsidiaries of the Registrant

    **23         Consent of Kost, Forer, Gabbay & Kassierer

    **31.1       Certification  of  Principal   Executive  Officer  pursuant  to
                 Section 302 of the Sarbanes-Oxley Act of 2002

    **31.2       Certification  of  Principal   Financial  Officer  pursuant  to
                 Section 302 of the Sarbanes-Oxley Act of 2002

    **32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    **32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
 * English translation or summary from original Hebrew
** Filed herewith
 + Includes management contracts and compensation plans and arrangements

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

(9)      [Intentionally omitted]

(10) Incorporated by reference to our Current Report on Form 8-K filed January 7, 2000

(11)     [Intentionally omitted]

(12) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999

(13)     [Intentionally omitted]

(14) Incorporated by reference to our Current Report on Form 8-K filed November 17, 2000

(15) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000

(16) Incorporated by reference to our Current Report on Form 8-K filed May 7, 2001 (EDGAR Film No. 1623996)

(17) Incorporated by reference to our Current Report on Form 8-K filed May 7, 2001 (EDGAR Film No. 1623989)

(18)     [Intentionally omitted]

(19)     [Intentionally omitted]

(20)     [Intentionally omitted]

(21)     [Intentionally omitted]

(22)     [Intentionally omitted]

(23) Incorporated by reference to our Current Report on Form 8-K filed January 6, 2003

(24) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002

(25) Incorporated by reference to our Current Report on Form 8-K filed October 3, 2003

(26) Incorporated by reference to our Current Report on Form 8-K filed December 23, 2003

(27) Incorporated by reference to our Current Report on Form 8-K filed January 9, 2004

(28) Incorporated by reference to our Current Report on Form 8-K filed February 4, 2004

(29) Incorporated by reference to our Current Report on Form 8-K filed February 5, 2004 (b) Reports on Form 8-K.

The following reports on Form 8-K were filed during the fourth quarter of 2003 and thereafter:

        Date Filed                                             Item Reported
        ----------                                             -------------

                            Item 5 - Other Events and Regulation FD Disclosure;  and Item 7 - Financial Statements,
October 3, 2003...........  Pro Forma Financial Information and Exhibits

                            Item 7 - Financial Statements,  Pro Forma Financial Information and Exhibits;  and Item
November 3, 2003..........  12 - Results of Operations and Financial Condition

                            Item 5 - Other Events and Regulation FD Disclosure;  and Item 7 - Financial Statements,
December 23, 2003.........  Pro Forma Financial Information and Exhibits

                            Item 2 -  Acquisition  or  Disposition  of Assets;  5 - Other Events and  Regulation FD
                            Disclosure;  and Item 7 - Financial  Statements,  Pro Forma Financial Information and
January 9, 2004...........  Exhibits

                            Item 7 - Financial Statements,  Pro Forma Financial Information and Exhibits;  and Item
January 15, 2004..........  12 - Results of Operations and Financial Condition

                            Item 5 - Other Events and Regulation FD Disclosure;  and Item 7 - Financial Statements,
January 21, 2004..........  Pro Forma Financial Information and Exhibits

                            Item 2 - Acquisition or Disposition of Assets; and Item 7 - Financial  Statements,  Pro
February 4, 2004..........  Forma Financial Information and Exhibits

                            Item 5 - Other Events and Regulation FD Disclosure;  and Item 7 - Financial Statements,
February 5, 2004..........  Pro Forma Financial Information and Exhibits

March 9, 2004.............  Item 7 -Financial Statements, Pro Forma Financial Information and Exhibits (amendment)

                            Item 5 - Other Events and Regulation FD Disclosure;  and Item 7 - Financial Statements,
March 9, 2004.............  Pro Forma Financial Information and Exhibits

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30 , 2004.

                                        AROTECH CORPORATION

                                        By: /s/  Robert S. Ehrlich
                                            Name: Robert S. Ehrlich
                                            Title: Chairman, President and Chief
                                                   Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                       Title                                   Date
               ---------                                       -----                                   ----
                                           Chairman, President, Chief Executive Officer and
          /s/ Robert S. Ehrlich                               Director
          -----------------------------
          Robert S. Ehrlich                         (Principal Executive Officer)                March   30  , 2004

          /s/ Avihai Shen                             Vice President - Finance
          ------------------------------
              Avihai Shen                           (Principal Financial Officer)                March   30  , 2004

           /s/ Danny Waldner                         Controller
          ------------------------------
          Danny Waldner                             (Principal Accounting Officer)               March   30  , 2004

           /s/ Steven                   Esses Executive Vice President, Chief Operating Officer
          ------------------------------
           Steven Esses                                   and Director                           March   30  , 2004

           /s/ Jay M. Eastman
          ------------------------------
           Dr. Jay M. Eastman                                Director                            March   30  , 2004

           /s/ Lawrence M. Miller
          ------------------------------
           Lawrence M. Miller                                Director                            March   30  , 2004

           /s/ Jack E. Rosenfeld
          ------------------------------
           Jack E. Rosenfeld                                 Director                            March   30  , 2004

          /s/ Bert W. Wasserman
          ------------------------------
          Bert W. Wasserman                                  Director                            March   30  , 2004

          /s/ Edward J. Borey
          ------------------------------
          Edward J. Borey                                    Director                            March   21  , 2004

                 ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES


                    AROTECH CORPORATION AND ITS SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003
                                 IN U.S. DOLLARS
                                      INDEX

                                                               Page
                                                           -------------
Report of Independent Auditors                                      2
Consolidated Balance Sheets                                     3 - 4
Consolidated Statements of Operations                               5
Statements of Changes in Shareholders' Equity                   6 - 8
Consolidated Statements of Cash Flows                          9 - 11
Notes to Consolidated Financial Statements                    12 - 47

                         REPORT OF INDEPENDENT AUDITORS

                             To the Shareholders of

                               AROTECH CORPORATION

     We have audited the accompanying consolidated balance sheets of Arotech Corporation (formerly known as Electric Fuel Corporation) (the "Company") and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in Item 15(a)(2) of the Company's 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Additionally, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements and schedule taken as a whole, present fairly in all material respects the information set forth therein.

Tel Aviv, Israel                            KOST, FORER, GABBAY & KASSIERER
March 9, 2004                               A Member of Ernst & Young Global

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
In U.S. dollars


                                                                                              December 31,
                                                                                -----------------------------------------
                                                                                      2003                   2002
                                                                                ------------------     ------------------
         ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                   $    13,685,125        $    1,457,526
      Restricted collateral deposit and other restricted cash                            706,180               633,339
      Trade receivables (net of allowance for doubtful accounts in the amounts of $61,282 and $40,636 as of December 31, 2003 and 2002,
        respectively)                                                                  4,706,423             3,776,195
     Other accounts receivable and prepaid expenses                                    1,187,371             1,032,311
     Inventories                                                                       1,914,748             1,711,479
     Assets of discontinued operations                                                    66,068               349,774
                                                                                ------------------     ------------------

Total current assets                                                                  22,265,915             8,960,624
                                                                                ------------------     ------------------

SEVERANCE PAY FUND                                                                     1,023,342             1,025,071

PROPERTY AND EQUIPMENT, NET                                                            2,292,741             2,555,249

GOODWILL                                                                               5,064,555             4,954,981

OTHER Intangible Assets, NET                                                           2,375,195             2,567,457
                                                                                ------------------     ------------------

                                                                                 $    33,021,748        $   20,063,382
                                                                                ==================     ==================


        The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
In U.S. dollars

                                                                                              December 31,

                                                                                ------------------------------------------
                                                                                       2003                   2002
                                                                                -------------------     ------------------
         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short term bank loans                                                       $        40,849         $      108,659
     Trade payables                                                                    1,967,448              2,900,117
     Other accounts payable and accrued expenses                                       4,321,347              2,009,109
     Current portion of promissory note                                                  150,000              1,200,000
     Liabilities of discontinued operations                                              380,108              1,053,798
                                                                                -------------------     ------------------

Total current liabilities                                                              6,859,752              7,271,683

LONG TERM LIABILITIES
     Accrued severance pay                                                             2,814,492              2,994,233
     Convertible debenture                                                               881,944                      -
     Deferred warranty revenue                                                           220,143                      -
     Promissory note                                                                     150,000                516,793
                                                                                -------------------     ------------------

Total long-term liabilities                                                            4,066,579              3,511,026

COMMITMENTS AND CONTINGENT LIABILITIES

MINORITY INTEREST                                                                         51,290                243,172

SHAREHOLDERS' EQUITY:
     Share capital -

     Common stock - $0.01 par value each;
         Authorized: 100,000,000 shares as of December 31, 2002 and 2001;
           Issued: 47,972,407 shares and 35,701,594 shares as of December 31,
           2003 and 2002, respectively; Outstanding - 47,417,074 shares and
           35,146,261 shares as of December 31, 2003 and 2002, respectively              479,726                357,017
     Preferred shares - $0.01 par value each;
         Authorized: 1,000,000 shares as of December 31, 2003 and 2002; No
           shares issued and outstanding as of December 31, 2003 and 2002                                             -
     Additional paid-in capital                                                      135,891,316            114,082,584
     Accumulated deficit                                                            (109,681,893)          (100,673,619)
     Deferred stock compensation                                                          (8,464)               (12,000)
     Treasury stock, at cost (common stock - 555,333 shares as of December 31,
       2003 and 2002)                                                                 (3,537,106)            (3,537,106)
     Notes receivable from shareholders                                               (1,203,881)            (1,177,589)
     Accumulated other comprehensive loss                                                104,429                 (1,786)
                                                                                -------------------     ------------------
Total shareholders' equity                                                            22,044,127              9,037,501
                                                                                -------------------     ------------------

                                                                                 $    33,021,748         $   20,063,382
                                                                                ===================     ==================

        The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
In U.S. dollars

                                                                            Year ended December 31,
                                                         ---------------------------------------------------------------
                                                                2003                  2002                  2001
                                                         -------------------   -------------------   -------------------

Revenues:
   Products                                                 $   16,918,480        $    5,944,370        $    1,670,634
   Services                                                        408,161               462,369               422,998
                                                         -------------------   -------------------   -------------------

Total revenues                                                  17,326,641             6,406,739             2,093,632

Cost of revenues                                                11,087,840             4,421,748             1,992,636
                                                         -------------------   -------------------   -------------------

Gross profit                                                     6,238,801             1,984,991               100,996
                                                         -------------------   -------------------   -------------------

Operating expenses:

   Research and development, net                                 1,053,408               685,919               455,845
   Selling and marketing expenses                                3,532,636             1,309,669               105,977
   General and administrative expenses                           6,196,779             4,023,103             3,827,544
   Amortization of intangible assets                               864,910               623,543                     -
   In-process research and development write-off                         -                26,000                     -
                                                         -------------------   -------------------   -------------------

Total operating costs and expenses                              11,647,733             6,668,234             4,389,366
                                                         -------------------   -------------------   -------------------

Operating loss                                                  (5,408,932)           (4,683,243)           (4,288,370)
Financial income (expenses), net                                (3,470,459)              100,451               262,581
                                                         -------------------   -------------------   -------------------

Loss before minority interest in loss (earnings) of a
   subsidiary and tax expenses                                  (8,879,391)           (4,582,792)           (4,025,789)
Tax expenses                                                      (396,193)                    -                     -
Minority interest in loss (earnings) of a subsidiary               156,900              (355,360)                    -
                                                         -------------------   -------------------   -------------------
Loss from continuing operations                                 (9,118,684)           (4,938,152)           (4,025,789)

Income (loss) from discontinued operations (including
   loss on disposal of $4,446,684 during 2002)                     110,410           (13,566,206)          (13,260,999)
                                                         -------------------   -------------------   -------------------
Net loss                                                    $   (9,008,274)       $  (18,504,358)       $  (17,286,788)
                                                         ===================   ===================   ===================

Deemed dividend to certain shareholders of common stock     $            -        $            -        $   (1,196,667)
                                                         -------------------   -------------------   -------------------

Net loss attributable to shareholders of common stock       $   (9,008,274)       $  (18,504,358)       $  (18,483,455)
                                                         ===================   ===================   ===================

Basic and diluted net loss per share from continuing
  operations                                                $      (0.23)         $      (0.15)         $       (0.21)
                                                         ===================   ===================   ===================
Basic and diluted net loss per share from discontinued
  operations                                                $       0.00          $      (0.42)         $       (0.55)
                                                         ===================   ===================   ===================
Basic and diluted net loss per share                        $      (0.23)         $      (0.57)         $       (0.76)
                                                         ===================   ===================   ===================

Weighted average number of shares used in computing
  basic and diluted net loss per share                          38,890,174            32,381,502            24,200,184
                                                         ===================   ===================   ===================


        The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
In U.S. dollars


                                                          ADDITIONAL                      DEFERRED
                                      COMMON STOCK          PAID-IN       ACCUMULATED      STOCK        TREASURY
                                   SHARES      AMOUNT       CAPITAL        DEFICIT      COMPENSATION      STOCK
                                 -------------------------------------------------------------------------------------
Balance as of January 1, 2001     21,422,691    $ 214,227   $89,091,790  $ 64,882,473)     $  (17,240)     $  (37,731)

Repurchase of common shares
  from shareholders and
  repayment of the related
  interest and principal of
  notes from shareholders                  -            -       228,674              -               -     (3,499,375)
Issuance of shares to investors,
  net                              6,740,359       67,405    14,325,941              -               -               -
Retirement of shares                 (3,000)         (30)      (17,970)              -               -               -
Issuance of shares to service
  providers                          346,121        3,461       536,916              -               -               -
Exercise of options                  219,965        2,200       512,089              -               -               -
Exercise of warrants                 333,333        3,333       836,667              -               -               -
Deferred stock compensation                -            -        18,000              -        (18,000)               -
Amortization of deferred stock
  compensation                             -            -       (6,193)              -          17,240               -
Stock compensation related to
  options issued to
  consultants                              -            -       139,291              -               -               -
Stock compensation related to
  options to consultants
  repriced                                 -            -        21,704              -               -               -
Comprehensive loss:
Net loss                                   -            -             -   (17,286,788)               -               -
                                  ----------- ------------  ------------ --------------  --------------  -------------

Total comprehensive loss

Balance as of December 31, 2001   29,059,469    $ 290,596   $105,686,909 $(82,169,261)     $  (18,000)   $ (3,537,106)
                                  =========== ============  ============ ==============  ==============  =============

                                                         NOTES
                                     TOTAL             RECEIVABLE           TOTAL
                                 COMPREHENSIVE            FROM           SHAREHOLDERS
                                      LOSS             SHAREHOLDERS          EQUITY
                                 ----------------------------------------------------------
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

AROTECH CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
In U.S. dollars


                                                                ADDITIONAL                      DEFERRED
                                         COMMON STOCK            PAID-IN       ACCUMULATED       STOCK        TREASURY
                                      SHARES      AMOUNT         CAPITAL        DEFICIT       COMPENSATION     STOCK
                                 -------------------------------------------------------------------------------------
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
                                  ============= =============  ============= ============== ============== =============


                                                         NOTES
                                     TOTAL             RECEIVABLE                  TOTAL
                                 COMPREHENSIVE            FROM                 SHAREHOLDERS
                                      LOSS             SHAREHOLDERS               EQUITY
                                 ----------------------------------------------------------
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

AROTECH CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
In U.S. dollars



                                       COMMON STOCK           ADDITIONAL                    DEFERRED
                                  ------------------------      PAID-IN     ACCUMULATED       STOCK          TREASURY
                                    SHARES      AMOUNT          CAPITAL       DEFICIT      COMPENSATION        STOCK
                                  --------------------------------------------------------------------------------------
Balance as of January 1, 2003       35,701,594     $ 357,017   $114,082,584  $(100,673,619)   $  (12,000)  $(3,537,106)
  Compensation related to
    warrants issued to the
    holders of convertible
    debentures                                                    5,157,500
  Compensation related to
    beneficial conversion
    feature of convertible
    debentures                                                    5,695,543
  Issuance of shares on
    conversion of convertible
    debentures                       6,969,605        69,696      6,064,981
  Issuance of shares on exercise
    of warrants                      3,682,997        36,831      3,259,422
  Issuance of shares to
    consultants                        223,600         2,236        159,711
  Compensation related to
    warrants and options issued
    to consultants and investors                                    418,162
  Compensation related to
    non-recourse loan granted to
    shareholder                                                      38,500
  Deferred stock compensation                                         4,750                       (4,750)
  Amortization of deferred stock
    compensation                                                                                    8,286
  Exercise of options by
    employees                          689,640         6,896        426,668
  Exercise of options by
    consultants                         15,000           150          7,200
  Conversion of convertible
    promissory note                    563,971         5,640        438,720
  Increase in investment in
    subsidiary against common
    stock issuance                     126,000         1,260        120,960
  Accrued interest on notes
    receivable from shareholders                                     16,615
  Other comprehensive loss -
    foreign currency translation
    adjustment
  Net loss                                                                     (9,008,274)
                                  ------------- -------------  ------------- -------------- -------------- -------------


  Balance as of December 31, 2003   47,972,407     $ 479,726   $135,891,316  $(109,681,893)  $    (8,464)  $(3,537,106)
                                  ============= =============  ============= ============== ============== =============



                                                                    ACCUMULATED
                                      TOTAL      NOTES RECEIVABLE   OTHER COM-       TOTAL
                                  COMPREHENSIVE        FROM         PREHENSIVE   SHAREHOLDERS'
                                      LOSS         SHAREHOLDERS      LOSS           EQUITY
                                 -------------------------------------------------------------

Balance as of January 1, 2003       $(1,177,589)     $  (1,786)                    $ 9,037,501
  Compensation related to
    warrants issued to the
    holders of convertible
    debentures                                                                       5,157,500
  Compensation related to
    beneficial conversion
    feature of convertible
    debentures                                                                       5,695,543
  Issuance of shares on
    conversion of convertible
    debentures                          (9,677)                                      6,125,000
  Issuance of shares on exercise
    of warrants                                                                      3,296,253
  Issuance of shares to
    consultants                                                                        161,947
  Compensation related to
    warrants and options issued
    to consultants and investors                                                       418,162
  Compensation related to
    non-recourse loan granted to
    shareholder                                                                         38,500
  Deferred stock compensation                                                                -
  Amortization of deferred stock
    compensation                                                                         8,286
  Exercise of options by
    employees                                                                          433,564
  Exercise of options by
    consultants                                                                          7,350
  Conversion of convertible
    promissory note                                                                    444,360
  Increase in investment in
    subsidiary against common
    stock issuance                                                                     122,220
  Accrued interest on notes
    receivable from shareholders       (16,615)                                              -
  Other comprehensive loss -
    foreign currency translation
    adjustment                                         106,215          106,215        106,215
  Net loss                                                           (9,008,274)    (9,008,274)
                                    ------------  -------------- ---------------- --------------
                                                                     (8,902,059)
                                                                 ================
  Balance as of December 31, 2003   $(1,203,881)     $ 104,429                    $ 22,044,127
                                    ============  ==============                  ==============


        The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
In U.S. dollars

                                                                                 Year ended December 31,
                                                                -----------------------------------------------------------
                                                                      2003                 2002                 2001
                                                                ------------------   ------------------   -----------------
Cash flows from operating activities:
     Net loss                                                        (9,008,274)         (18,504,358)         (17,286,788)
       Less loss (profit) for the period from discontinued
         operations                                                    (110,410)          13,566,206           13,260,999
     Adjustments  required to  reconcile  net loss to net cash used in operating activities:
     Minority interest in earnings (loss) of subsidiary                (156,900)             355,360                    -
     Depreciation                                                       730,159              473,739              530,013
     Amortization of intangible assets                                  864,910              623,543                    -
     In-process research and development write-off                            -               26,000                    -
     Accrued severance pay, net                                           3,693             (357,808)             530,777
     Amortization of deferred stock compensation                          8,286                6,000               17,240
     Impairment and write-off of loans to shareholders                  (12,519)             542,317              206,005
     Compensation expenses related to repurchase of treasury
       stock                                                                                       -              228,674
     Write-off of inventories                                            96,350              116,008                    -
     Impairment of fixed assets                                          68,945                    -                    -
     Amortization of compensation related to beneficial
       conversion feature and warrants issued to holders of
       convertible debentures                                         3,359,987                    -                    -
     Amortization of deferred expenses related to convertible
       debenture issuance                                               483,713                    -                    -
     Amortization of prepaid financial expenses                         236,250                    -                    -
     Amortization of capitalized research and development
       projects                                                          14,401                    -                    -
     Stock-based compensation related to repricing of warrants
       granted to investors and the grant of new warrants               388,403                    -                    -
     Stock-based compensation related to repricing of warrants
       granted to consultants                                            29,759                    -                    -
     Stock-based compensation related to shares issued to
       consultants                                                      161,947                    -                    -
     Stock-based compensation related to non-recourse note
       granted to stockholder                                            38,500                    -                    -
     Compensation expenses related to shares issued to
       employees                                                              -               13,000                    -
     Accrued interest on notes receivable from shareholders                   -                    -               36,940
     Interest accrued on promissory notes due to acquisition            (66,793)              29,829                    -
     Interest accrued on restricted collateral deposit                        -               (3,213)                   -
     Capital (gain) loss from sale of property and equipment            (11,504)              (4,444)                 815
     Decrease (increase) in trade receivables                          (820,137)             389,516             (452,425)
     Decrease in other accounts receivable and prepaid expenses          40,520              257,218              616,040
     Increase in inventories                                           (193,222)            (520,408)            (128,897)
     Decrease in trade payables                                        (986,022)             (62,536)            (301,075)
     Increase (decrease) in other accounts payable and accrued
       expenses                                                       1,827,668             (423,664)             286,511
                                                                ------------------   ------------------   -----------------
     Net cash used in operating activities from continuing           (3,012,290)          (3,477,695)          (2,455,171)
       operations (reconciled from continuing operations)

     Net cash used in operating activities from discontinued
        operations (reconciled from discontinued operations)           (313,454)          (5,456,912)         (10,894,660)
                                                                ------------------   ------------------   -----------------

Net cash used in operating activities                                (3,325,744)          (8,934,607)         (13,349,831)
                                                                ------------------   ------------------   -----------------

        The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
In U.S. dollars

                                                                                 Year ended December 31,
                                                                 ---------------------------------------------------------
                                                                       2003                2002                2001
                                                                 -----------------   -----------------   -----------------
Cash flows from investing activities:
     Purchase of property and equipment                                 (580,949)           (275,540)           (513,746)
     Increase in capitalized research and development projects          (209,616)                  -                   -
     Payment to suppliers for purchase of property and
       equipment from previous year                                            -             (39,336)            (43,883)
     Loans granted to shareholders                                       (13,737)             (4,529)                  -
     Repayment of loans granted to shareholders                            9,280                   -                   -
     Proceeds from sale of property and equipment                         16,753               8,199              40,217
     Acquisition of IES (1)                                                    -          (2,958,083)                  -
     Acquisition of MDT (2)                                                    -          (1,201,843)                  -
     Repayment of promissory note related to acquisition of
       subsidiary                                                       (750,000)                  -                   -
     Purchase of intangible assets and inventory                        (196,331)                  -                   -
     Increase in restricted cash                                         (72,840)           (595,341)                  -
     Net cash used in discontinued operations (purchase of
       property and equipment)                                                 -            (290,650)           (761,555)
                                                                 -----------------   -----------------   -----------------
Net cash used in investing activities                                 (1,797,440)         (5,357,123)         (1,278,967)
                                                                 -----------------   -----------------   -----------------
Cash flows from financing activities:

     Proceeds from issuance of shares, net                                (6,900)          3,230,000          14,393,346
     Proceeds from exercise of options to employees and
       consultants                                                       440,914             113,350             470,981
     Proceeds from exercise of warrants                                3,296,254                   -             840,000
     Proceeds from the sale of convertible debentures, net            13,708,662                   -                   -
     Payment of interest and principal on notes receivable from
       shareholders                                                            -              43,308                   -
     Profit distribution to minority                                           -            (412,231)                  -
     Increase (decrease) in short term bank credit                       (74,158)            108,659                   -
     Payment on capital lease obligation                                  (4,427)             (5,584)                  -
                                                                 -----------------   -----------------   -----------------
Net cash provided by financing activities                             17,360,345           3,077,502          15,704,327
                                                                 -----------------   -----------------   -----------------
Increase (decrease) in cash and cash equivalents                      12,237,161         (11,214,228)          1,075,529
Cash erosion due to exchange rate differences                             (9,562)                  -                   -
Cash and cash equivalents at the beginning of the year                 1,457,526          12,671,754          11,596,225
                                                                 -----------------   -----------------   -----------------
Cash and cash equivalents at the end of the year                  $   13,685,125      $    1,457,526      $   12,671,754
                                                                 =================   =================   =================
Supplementary information on non-cash transactions:

Purchase of property and equipment against trade payables         $            -      $            -      $       39,336
                                                                 =================   =================   =================
Purchase of treasury stock in respect of notes receivable from
  shareholders                                                    $            -      $            -      $    3,499,375
                                                                 =================   =================   =================
Retirement of shares issued under notes receivables               $            -      $            -      $       18,000
                                                                 =================   =================   =================
Issuance of shares to consultants in respect of prepaid
   interest expenses                                              $            -      $      236,250      $            -
                                                                 =================   =================   =================
Exercise of options against notes receivable                      $            -      $       36,500      $       43,308
                                                                 =================   =================   =================
 Purchase of intangible assets against note receivable            $      300,000      $            -      $            -
                                                                 =================   =================   =================
 Increase of investment in subsidiary against issuance of
   shares of common stock                                         $      123,480      $            -      $            -
                                                                 =================   =================   =================
 Conversion of promissory note to shares of common stock          $      450,000      $            -      $            -
                                                                 =================   =================   =================
 Conversion of convertible debenture to shares of common stock    $    6,125,000      $            -      $            -
                                                                 =================   =================   =================
 Benefit due to convertible debentures and warrants               $   10,853,043      $            -      $            -
                                                                 =================   =================   =================
Supplemental disclosure of cash flows activities:
  Cash paid during the year for:
         Interest                                                 $       39,412      $       10,640      $       19,106
                                                                  ================    ================    ================

        The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
--------------------------------------------------------------------------------
In U.S. dollars

(1) In July 2002, the Company acquired substantially all of the assets of I.E.S. Electronics Industries U.S.A., Inc. ("IES"). The net fair value of the assets acquired and the liabilities assumed, at the date of acquisition, was as follows:

Working capital, excluding cash and                                 $ 1,233,000
   cash equivalents
 Property and equipment, net                                            396,776
 Capital lease obligation                                               (15,526)
 Technology                                                           1,515,000
 Existing contracts                                                      46,000
 Covenants not to compete                                                99,000
 In process research and development                                     26,000
 Customer list                                                          527,000
 Trademarks                                                             439,000
 Goodwill                                                             4,032,726
                                                                    -----------

                                                                      8,298,976

Issuance of shares                                                   (3,653,929)
Issuance of promissory note                                          (1,686,964)
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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 1: -  GENERAL

a. Arotech Corporation, f/k/a Electric Fuel Corporation ("Arotech" or the "Company") and its subsidiaries are engaged in the development, manufacture and marketing of defense and security products, including advanced hi-tech multimedia and interactive digital solutions for training of military, law enforcement and security personnel and sophisticated lightweight materials and advanced engineering processes to armor vehicles, and in the design, development and commercialization of its proprietary zinc-air battery technology for electric vehicles and defense applications. The Company is primarily operating through Electric Fuel Ltd. ("EFL") a wholly-owned Israeli subsidiary; IES Interactive Training, Inc. ("IES"), a wholly-owned U.S. subsidiary; Arocon
Security Corporation, a wholly-owned U.S. subsidiary; Electric Fuel Battery Corporation, a wholly-owned U.S. subsidiary; MDT Protective Industries ("MDT"), an Israeli subsidiary in which the Company has a 75.5% interest; and MDT Armor Corporation, a U.S. subsidiary in which the Company has an 88% interest. The Company's production and research and development operations are primarily located in Israel and in the United States.

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

The assets purchased consisted of the current assets, property and equipment, and other intangible assets used by IES in the conduct of the Business. The consideration for the assets and liabilities purchased consisted of (i) cash and promissory notes in an aggregate amount of $4,800,000 ($3,000,000 in cash and $1,800,000 in promissory notes, which was recorded at its fair value in the amount of $1,686,964) (see Note 9), and (ii) the issuance, with registration rights, of a total of 3,250,000 shares of our common stock, $.01 par value per share, having a value of approximately $3,653,929, which shares are the subject of a voting agreement on the part of IES and certain of its affiliated companies. The value of 3,250,000 shares issued was determined based on the average market price of Arotech's Common stock over the period including two days before and after the terms of the acquisition were agreed to and announced. The total consideration of $8,354,893 (including $14,000 of transaction costs) was determined based upon arm's-length negotiations between the Company and IES and IES's shareholders.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 1: - GENERAL (Cont.)

Based upon a valuation of tangible and intangible assets acquired, Arotech has allocated the total cost of the acquisition to IES's assets as follows:


Tangible assets acquired                                $  2,856,951

Intangible assets

     Technology (four year useful life)                    1,515,000
     Existing contracts (one year useful life)                46,000
     Covenants not to compete (five year useful
       life)                                                  99,000
     In process research and development                      26,000
     Customer list (seven year useful life)                  527,000
     Trademarks (indefinite useful life)                     439,000
     Goodwill                                              4,032,726
Liabilities assumed                                       (1,186,784)
                                                    ----------------------

Total consideration                                     $  8,354,893
                                                    ======================

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill arising from acquisitions will not be amortized. In lieu of amortization, Arotech is required to perform an annual impairment review. If Arotech determines, through the impairment review process, that goodwill has been impaired, it will record the impairment charge in its statement of operations. Arotech will also assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 1: - GENERAL (Cont.)

4. The value assigned to the customer list is amounted to $527,000. Management states that its customers have generally been very loyal to IES's products; most present customers are expected to purchase add-ons or up-grades to their IES simulator systems in the future, and some will purchase additional warranties for the systems they possess. Independent appraisal has therefore valued the Company's customer list using the Income Approach.

5. The value assigned to the trademarks amounted to $439,000 and was determined based on the Cost Approach. In doing so, it is assumed that historical expenditures for advertising are a reasonable proxy for the future benefits expected from the Trademarks and Trade names.

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

The purchase consideration was estimated as follows:

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 1: - GENERAL (Cont.)

                                                                    U.S. Dollars
                                                                        --------
Cash consideration                                                      $ 33,668
                                                                        $183,688

Present value of promissory notes                                        289,333
Transaction expenses                                                      12,643
                                                                        --------
Total consideration                                                     $485,664
                                                                        ========

Based upon a valuation of tangible and intangible assets acquired, the Company has allocated the total cost of the acquisition of Bristlecone's assets as follows:

                                                                    U.S. Dollars
                                                                    ------------
Tangible assets acquired                                                $ 33,668
                                                                        $ 33,668

Intangible assets

         Technology and patents                                          436,746
         Customer list                                                    15,250
                                                                        --------
Total consideration                                                     $485,664
                                                                        ========

The Company believes that the acquisition of Bristlecone is not material to its business.

c. Acquisition of MDT:

On July 1, 2002, the Company entered into a stock purchase agreement with all of the shareholders of M.D.T. Protective Industries Ltd. ("MDT"), pursuant to the terms of which the Company purchased 51% of the issued and outstanding shares of MDT, a privately-held Israeli company that specializes in using sophisticated lightweight materials and advanced engineering processes to armor vehicles. The Company also entered into certain other ancillary agreements with MDT and its shareholders and other affiliated companies. The Acquisition was accounted under the purchase method accounting and results of MDT's operations have been included in the consolidated financial statements since that date. The total consideration of $1,767,877 for the shares purchased consisted of (i) cash in the aggregate amount of 5,814,000 New Israeli Shekels ($1,231,780), and (ii) the issuance, with registration rights, of an aggregate of 390,638 shares of our common stock, $0.01 par value per share, having a value of approximately $439,077. The value of 390,638 shares issued was determined based on the average market price of Arotech's Common stock over the period including two days before and after the terms of the acquisition were agreed to and announced.

Based upon a valuation of tangible and intangible assets acquired, Arotech has allocated the total cost of the acquisition to MDT's assets as follows:

             Tangible assets acquired                       $  1,337,048
             Intangible assets
                Technology (five year weighted
                 average useful life)                            280,000
                Customer base (five year weighted
                 average useful life)                            285,000
                Goodwill                                         886,255
             Liabilities assumed                              (1,020,426)
                                                        -----------------------
             Total consideration                            $  1,767,877
                                                        =======================

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 1: - GENERAL (Cont.)

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill arising from acquisitions will not be amortized. In lieu of amortization, Arotech is required to perform an annual impairment review. If Arotech determines, through the impairment review process, that goodwill has been impaired, it will record the impairment charge in its statement of operations. Arotech will also assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 1: - GENERAL (Cont.)

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 1: - GENERAL (Cont.)


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

Summary operating results from the discontinued operation for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                            Year Ended December 31,
                                          -------------------------------------------------------------
                                                2003                  2002                  2001
                                          -----------------      ----------------     -----------------
             Revenues                      $    117,267           $   1,100,442        $   1,939,256
             Cost of sales (1)                        -              (5,293,120)          (5,060,966)
                                          -----------------      ----------------     -----------------

             Gross profit (loss)                117,267              (4,192,678)          (3,121,710)
             Operating expenses, net              6,857               4,926,844           10,139,289
             Impairment of fixed assets               -               4,446,684                    -
                                          -----------------      ----------------     -----------------
             Operating profit (loss)       $    110,410           $ (13,566,206)       $ (13,260,999)
                                          =================      ================     =================


(1) Including write-off of inventory in the amount of $0, $2,611,000 and $441,000 for the years ended December 31, 2003, 2002 and 2001.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

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

The majority of financial transactions of MDT is in New Israel Shekel ("NIS") and a substantial portion of MDT's costs is incurred in NIS. Management believes that the NIS is the functional currency of MDT. Accordingly, the financial statements of MDT have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts has been translated using the weighted average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive loss in shareholders' equity

c. Principles of consolidation:

The consolidated  financial  statements  include the accounts of the Company and
its  wholly  and  majority  owned   subsidiaries.   Intercompany   balances  and
transactions have been eliminated upon consolidation.

d. Cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with maturities of three months or less when acquired.

e. Inventories:

Inventories are stated at the lower of cost or market value. Inventory write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence and for market prices lower than cost. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made to write inventory down to its market value. In 2003, the Company wrote off $96,350 of obsolete inventory, which has been included in the cost of revenues.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (Cont.)


Cost is determined as follows:

Raw and packaging materials - by the average cost method.

Work in progress - represents the cost of manufacturing with the addition of allocable indirect manufacturing cost.

Finished products - on the basis of direct manufacturing costs with the addition of allocable indirect manufacturing costs.

f. Property and equipment:

Property and equipment are stated at cost net of accumulated depreciation and investment grants (no investment grants were received during 2003, 2002 and 2001).

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

h. Other intangible assets:

Intangible assets acquired in a business combination that are subject to amortization are amortized over their useful life using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, in accordance with SFAS No. 142. Intangible assets are amortized over their useful life (See Note 1b. and c).

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

i. Impairment of indefinite-lived intangible asset

The acquired IES trademark is deemed to have an indefinite useful life because it is expected to contribute to cash flows indefinitely. Therefore, the trademark will not be amortized until its useful life is no longer indefinite. The trademark is tested annually for impairment in accordance FAS 142.

j. Impairment of long-lived assets:

The Company and its subsidiaries' long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2003 no impairment losses have been identified.

k. Revenue recognition:

The Company generates revenues primarily from sales of multimedia and interactive digital training systems and use-of-force simulators specifically targeted for law enforcement and firearms training and from service contracts related to such sales (through IES), from providing lightweight armoring services of vehicles (through MDT), and from sale of zinc-air battery products for defense applications. To a lesser extent, revenues are generated from development services and long-term arrangements subcontracted by the U.S Government.

Revenues from products, training and simulation systems are recognized in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104") when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable, collectability is probably, and no further obligation remains.

The Company does not grant a right of return to its customers.

Revenues from long-term agreements, subcontracted by the U.S. government, are recorded on a cost-sharing basis, when services are rendered and products delivered, as prescribed in the related agreements. Provisions for estimated losses are recognized in the period in which the likelihood of such losses is determined. As of December 31, 2003, no such estimated losses were identified.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Deferred warranty revenues includes unearned amounts received from customers, but not recognized as revenues.

Revenues from development services are recognized based on Statement of Position No. 81-1 "Accounting for Performance of Construction - Type and Certain Production - Type Contracts" ("SOP 81-1"), using contract accounting on a percentage of completion method, based on completion of agreed-upon milestones and in accordance with the "Output Method" or based on the time and material basis. Provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. As of December 31, 2003, no such estimated losses were identified.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Revenues from lightweight armoring services of vehicles are recorded when services are rendered and vehicle is delivered and no additional obligations exists.

Revenues from products not delivered upon customers' request due to lack of storage space at the customers' facilities during the integration are recognized when the criteria of Staff Accounting Bulletin No. 104 ("SAB No. 104") for bill-and-hold transactions are met.

l. Research and development cost:

Research and development costs, net of grants received, are charged to the statements of operations as incurred.

Significant software development costs incurred by the Company's subsidiaries between completion of the working model and the point at which the product is ready for general release, are capitalized.

Capitalized software costs are amortized by using the straight-line method over the estimated useful life of the product (three to five years). The Company assesses the recoverability of this intangible asset on a regular basis by determining whether the amortization of the asset over its remaining life can be recovered through future gross revenues from the specific software product sold. Based on its most recent analyses, management believes that no impairment of capitalized software development costs exists as of December 31, 2003.

m. Royalty-bearing grants:

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

n. Income taxes:

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

o. Concentrations of credit risk:

Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents, restricted collateral deposit and other restricted cash and trade receivables. Cash and cash equivalents are invested in U.S. dollar deposits with major Israeli and U.S. banks. Such deposits in the U.S. may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The trade receivables of the Company and its subsidiaries are mainly derived from sales to customers located primarily in the United States, Europe and Israel. Management believes that credit risks are moderated by the diversity of its end customers and geographical sales areas. The Company performs ongoing credit evaluations of its customers' financial condition. An allowance for doubtful accounts is determined with respect to those accounts that the Company has determined to be doubtful of collection.

The Company and its subsidiaries had no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

p. Basic and diluted net loss per share:

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

All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per common share because all such securities are anti-dilutive for all periods presented. The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share was 22,194,211 and 4,394,803 and 3,170,334 for the years ended December 31, 2003, 2002 and 2001, respectively.

q. Accounting for stock-based compensation:

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") and Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of the Company's share options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized. Under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), pro-forma information regarding net income and net income per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123.

The Company applies SFAS No. 123 and Emerging Issue Task Force No. 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18") with respect to options issued to non-employees. SFAS No. 123 requires use of an option valuation model to measure the fair value of the options at the grant date.

The fair value for the options to employees was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions: risk-free interest rates of 2.54%, 3.5% and 3.5-4.5% for 2003, 2002 and 2001, respectively; a dividend yield of 0.0% for each of those years; a volatility factor of the expected market price of the common stock of 0.67 for 2003, 0.64 for 2002 and 0.82 for 2001; and a weighted-average expected life of the option of 5 years for 2003, 2002 and 2001.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (Cont.)


         The following table illustrates the effect on net income and earnings per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation:

                                                                              Year ended December 31,
                                                                  2003                  2002                  2001
                                                             ------------          ------------          ------------
Net loss as reported                                         $ (9,008,274)         $(18,504,358)         $(18,483,455)
Add: Stock-based compensation expenses included in
   reported net loss                                                8,286                 6,000                17,240
Deduct:  Stock-based compensation expenses
   determined under fair value method for all awards           (1,237,558)           (2,072,903)           (2,906,386)
                                                             $(10,237,546)         $(20,571,261)         $ 21,372,601
                                                             ============          ============          ============
Loss per share:
   Basic and diluted, as reported                            $      (0.23)         $      (0.57)         $      (0.76)
                                                             ============          ============          ============
   Diluted, pro forma                                        $      (0.26)         $      (0.64)         $      (0.88)
                                                             ============          ============          ============


r. Fair value of financial instruments:

The  following  methods  and  assumptions  were  used  by the  Company  and  its
subsidiaries   in  estimating   their  fair  value   disclosures  for  financial
instruments:

The carrying amounts of cash and cash equivalents, restricted collateral deposit and other restricted cash, trade receivables, short-term bank credit, and trade payables approximate their fair value due to the short-term maturity of such instruments.

Long-terms liabilities are estimated by discounting the future cash flows using current interest rates for loans or similar terms and maturities. The carrying amount of the long-term liabilities approximates their fair value.

s. Severance pay:

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

In addition and according to certain employment agreements, the Company is obligated to provide for a special severance pay in addition to amounts due to certain employees pursuant to Israeli severance pay law. The Company has made a provision for this special severance pay in accordance with Statement of Financial Accounting Standard No. 106, "Employer's Accounting for Post Retirement Benefits Other than Pensions" ("SFAS No. 106"). As of December 31, 2003 and 2002, the accumulated severance pay in that regard amounted to $ 1,699,260 and $1,630,366, respectively.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies and includes immaterial profits.

Severance expenses for the year ended December 31, 2003 amounted to $ 219,857 as compared to severance income and expenses for the years ended December 31, 2002 and 2001, which amounted to $338,574 and $653,885, respectively.

t. Advertising costs:

The Company and its subsidiaries expense advertising costs as incurred. Advertising expense for the years ended December 31, 2003, 2002 and 2001 was approximately $34,732, $294,599 and $1,676,280 respectively.

NOTE 3:- RESTRICTED COLLATERAL DEPOSIT AND OTHER RESTRICTED CASH

The restricted collateral deposit is invested in a $706,180 certificate of deposit that is used to secure certain real property lease arrangements, and a currency hedging arrangement to protect the Company against change in the euro versus the dollar in connection with IES's contract with the German police, which is denominated in euros; a portion was also on deposit with an arbitrator in connection with the Company's litigation with IES Electronic Industries, Ltd.

                                   December 31, 2003

IES Deposit                         $    450,000
Forward Deal                             205,489
Property Lease                            41,412
Other                                      9,279
                                   -----------------
                                    $    706,180
                                   =================



NOTE 4: - OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

                                              December 31,
                                   ------------------------------------
                                        2003                2002
                                   ----------------    ----------------
Government authorities              $       65,402      $      348,660
Employees                                  246,004              23,959
Prepaid expenses                           551,010             591,008
Other                                      324,955              68,684
                                   ----------------    ----------------

                                    $    1,187,371      $    1,032,311
                                   ================    ================

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 5:- INVENTORIES

                                              December 31,
                                  --------------------------------------
                                        2003                 2002
                                  -----------------    -----------------
Raw and packaging materials        $      657,677       $      893,666
Work in progress                          634,221              296,692
Finished products                         622,850              521,121
                                  -----------------    -----------------
                                   $    1,914,748       $    1,711,479
                                  =================    =================


NOTE 6:- PROPERTY AND EQUIPMENT, NET

a. Composition of property and equipment is as follows:

                                                                           December 31,
                                                               -------------------------------------
                                                                     2003                2002
                                                               -----------------   -----------------
              Cost:
                       Computers and related equipment           $   1,015,836       $      815,759
                       Motor vehicles                                  288,852              335,286
                       Office furniture and equipment                  402,726              519,092
                       Machinery, equipment and

                         installations                               4,866,904            4,715,182
                       Leasehold improvements                          882,047              442,482
                       Demo inventory                                  150,996              154,689
                                                                ----------------    ----------------

                                                                     7,607,361            6,982,490
                                                                ----------------    ----------------
              Accumulated depreciation:

                       Computers and related equipment                 753,593              669,258
                       Motor vehicles                                   95,434               39,281
                       Office furniture and equipment                  173,301              255,829
                       Machinery, equipment and installations        3,637,111            3,106,389
                       Leasehold improvements                          655,181              356,484
                                                                ----------------    ----------------

                                                                     5,314,620            4,427,241
                                                                ----------------    ----------------

              Depreciated cost                                   $   2,292,741       $    2,555,249
                                                                ================    ================


b. Depreciation expense amounted to $730,159, $473,739 and $530,013, for the years ended December 31, 2003, 2002 and 2001, respectively.

As for liens, see Note 10.d.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 7: - OTHER INTANGIBLE ASSETS, NET

a.

                                             Year ended December 31,
                                        --------------------------------
                                            2003                 2002
                                        -----------          -----------
Cost:
  Technology                            $ 2,231,746          $ 1,795,000
  Capitalized research and
    development                             209,615                   --
  Existing contracts                         46,000               46,000
  Covenants not to compete                   99,000               99,000
  Customer list                             827,250              812,000
                                        -----------          -----------

                                          3,413,611            2,752,000
Exchange differences                         25,438                   --
Less - accumulated amortization          (1,502,854)             623,543
                                        -----------          -----------

Amortized cost                            1,936,195            2,128,457
Trademarks                                  439,000              439,000
                                        -----------          -----------

                                        $ 2,375,195          $ 2,567,457
                                        ===========          ===========


b. Amortization expenses amounted to $879,311 for the year ended December 31, 2003.

c. Estimated amortization expenses for the years ended:

       Year ended December 31,
------------------------------------
2004                  $      552,443
2005                         541,466
2006                         366,421
2007                         244,734
2008 and forward             231,131
                     ---------------
                      $    1,936,195
                     ===============

NOTE 8: - PROMISSORY NOTES

In connection with the acquisition discussed in Note 1b, the Company issued promissory notes in the face amount of an aggregate of $1,800,000, one of which was a note for $400,000 that was convertible into an aggregate of 200,000 shares of the Company's common stock. The Company has accounted for these notes in accordance with Accounting Principles Board Opinion No. 21, "Interest on
Receivables and Payables," and recorded the notes at its present value in the amount of $1,686,964. In December 2002, the terms of these promissory notes were amended to (i) extinguish the $1,000,000 note due at the end of June 2003 in exchange for prepayment of $750,000, (ii) amend the $400,000 note due at the end of December 2003 to be a $450,000 note, and (iii) amend the convertible $400,000 note due at the end of June 2004 to be a $450,000 note convertible at $0.75 as to $150,000, at $0.80 as to $150,000, and at $0.85 as to $150,000. In accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," the terms of the promissory notes are not treated as changed or modified when the cash flow effect on a present value basis is less than 10% and therefore the Company did not record any compensation related to these changes. The $450,000 note due at the end of June 2004 was converted into an aggregate of 563,971 shares of common stock in August 2003. With reference to the $450,000 note due at the end of December 2003, see Note 17.f.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 9: - OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                 December 31,
                                      ------------------------------------
                                           2003                2002
                                      ----------------   -----------------

 Employees and payroll accruals         $   1,232,608      $      615,292
 Accrued vacation pay                         216,768             137,179
 Accrued expenses                             842,760             342,793
 Minority balance                             149,441             289,451
 Government authorities                       357,095             497,428
 Deferred warranty revenues                    40,936              95,831
 Litigation settlement accrual(1)           1,313,642                   -
 Other                                        168,097              31,135
                                       ---------------    -----------------
                                        $   4,321,347      $    2,009,109
                                       ===============    =================

(1) See Note 17.f.

NOTE 10: - COMMITMENTS AND CONTINGENT LIABILITIES

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

Royalties paid or accrued for the years ended December 31, 2003, 2002 and 2001, to the OCS amounted to $435, $32,801 and $75,791, respectively.

As of  December  31,  2003,  the  total  contingent  liability  to the  OCS  was
approximately   $10,057,000.   The  Company  regards  the  probability  of  this
contingency coming to pass in any material amount to be low.

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

No royalties were paid or accrued to the BIRD-F in each of the three years in the period ended December 31, 2003.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 10: - COMMITMENTS AND CONTINGENT LIABILITIES(Cont.)

As of December 31, 2003, the total contingent liability to pay BIRD-F (150%) was approximately $772,000. The Company regards the probability of this contingency coming to pass in any material amount to be low.

b. Lease commitments:

The Company and its subsidiaries rent their facilities under various operating lease agreements, which expire on various dates, the latest of which is in 2005. The minimum rental payments under non-cancelable operating leases are as follows:

      Year ended December 31,
 -----------------------------------

 2004              $      393,512
 2005                     197,266
                  ------------------
                   $      590,778
                  ==================

Total rent expenses for the years ended December 31, 2003, 2002 and 2001, were approximately $484,361, $629,101 and $456,701, respectively.

c. Guarantees:

The Company obtained bank guarantees in the amount of $51,082 in connection with
(i) a lease agreement of one of the Company's subsidiaries, (ii) a sales obligation to a customer of one of the Company's subsidiaries, and (iii) obligations of one of the Company's subsidiaries to the Israeli customs authorities.

d. Liens:

As security for compliance with the terms related to the investment grants from the state of Israel, EFL has registered floating liens on all of its assets, in favor of the State of Israel.

The Company has granted to the holders of its 8% secured convertible debentures a first position security interest in (i) the shares of MDT Armor Corporation,
(ii) the assets of its IES Interactive Training, Inc. subsidiary, (iii) the shares of all of its subsidiaries, and (iv) any shares that the Company acquires in future Acquisitions (as defined in the securities purchase agreement).

EFL has granted to its former CEO a security interest in certain of its property located in Beit Shemesh, Israel, to secure sums due to him pursuant to the terms of the settlement agreement with him.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 11: - SHAREHOLDERS' EQUITY

a. Shareholders' rights:

The Company's shares confer upon the holders the right to receive notice to participate and vote in the general meetings of the Company and right to receive dividends, if and when declared.

b. Issuance of common stock to investors:

1. In May 2001, the Company issued a total of 4,045,454 shares of its common stock to a group of institutional investors at a price of $2.75 per share, or a total purchase price of $11,125,000. (See also Note 11.f.1 and 11.f.2.)

2. On November 21, 2001, the Company issued a total of 1,503,759 shares of its common stock at a purchase price of $1.33 per share, or a total purchase price of $2,000,000, to a single institutional investor.

3. On December 5, 2001, the Company issued a total of 1,190,476 shares of its common stock at a purchase price of $1.68 per share, or a total purchase price of $2,000,000, to a single institutional investor.

4. On January 18, 2002, the Company issued a total of 441,176 shares of its common stock at a purchase price of $1.70 per share, or a total purchase price of $750,000, to an investor (see also Note 11.f.3).

5. On January 24, 2002, the Company issued a total of 1,600,000 shares of its common stock at a purchase price of $1.55 per share, or a total purchase price of $2,480,000, to a group of investors.

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

2. On September 17, 2001 the Company issued to selling and marketing consultants a total of 337,571 shares of its common stock in compensation for distribution services rendered by such consultant. At the issuance date the fair value of these shares was determined both by the value of the shares issued as reflected by fair market price at the issuance date and by the value of the services provided and amounted to $524,889 in accordance with EITF 96-18 and in accordance with EITF 00-18. The Company recorded this compensation expense as marketing expenses in the amount of $524,889.

3. On February 15, 2002 and September 10, 2002, the Company issued 318,468 and 50,000 shares, respectively, of common stock at par consideration to a consultant for providing business development and marketing services in the United Kingdom. At the issuance date, the fair value of these shares was determined both by the value of the shares issued as reflected by fair market price at the issuance date and by the value of the services provided and amounted to $394,698 and $63,000, respectively, in accordance with EITF 96-18. In accordance with EITF 00-18, the Company recorded this compensation expense of $394,698 and $63,000, respectively, during the year 2002 and included this amount in marketing expenses.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 11: - SHAREHOLDERS' EQUITY (Cont.)

4. On September 10, 2002, the Company issued an aggregate of 13,000 shares of common stock at par consideration to two of its employees as stock bonuses. At the issuance date, the fair value of these shares was determined by the fair market value of the shares issued as reflected by fair market price at the issuance date in accordance with APB No. 25. In accordance with APB No. 25, the Company recorded this compensation expense of $13,000 during the year 2002 and included this amount in general and administrative expenses.

5. In July 2003, the Company issued 215,294 shares of common stock to a consultant as commissions on battery orders. At the issuance date, the fair value of these shares was determined both by the value of the shares issued as reflected by fair market price at the issuance date and by the value of the services provided and amounted to $154,331 in accordance with EITF 96-18. In accordance with EITF 00-18, the Company recorded this compensation expense of $154,331 during the year 2003 and included this amount in marketing expenses.

6. In November 2003, the Company issued 8,306 shares of common stock to a consultant as commissions on battery orders. At the issuance date, the fair value of these shares was determined by the fair market value of the shares issued as reflected by fair market price at the issuance date and by the value of the services provided and amounted to $7,616 in accordance with EITF 96-18. In accordance with EITF 96-18, the Company recorded this compensation expense of $7,616 during the year 2003 and included this amount in marketing expenses.

d. Issuance of shares to lenders

As part of the securities purchase agreement on December 31, 2002 (see Note 16.a), the Company issued 387,301 shares at par as consideration to lenders for the first nine months of interest expenses. At the issuance date, the fair value of these shares was determined both by the value of the shares issued as reflected by fair market price at the issuance date and by the value of the interest and amounted to $236,250 in accordance with APB 14. During 2003 the company recorded this amount as financial expenses.

e. Issuance of notes receivable:

1. As part of its purchase of the assets of IES Interactive Training,  Inc. (see
Note 1.b.), the Company issued a $450,000 convertible  promissory note (see Note
8). This note was converted into an aggregate of 563,971 shares of common stock in August 2003.

f. Warrants:

1. As part of an investment agreement in November 2000, the Company issued warrants to purchase an additional 1,000,000 shares of common stock to the investor, with exercise prices of $11.31 for 333,333 of these warrants and $12.56 per share for 666,667 of these warrants. In addition, the Company issued warrants to purchase 150,000 shares of common stock, with exercise prices of $9.63 for 50,000 of these warrants and $12.56 per share for 100,000 of these warrants to an investment banker involved in this agreement. Out of these warrants issued to the investor, 666,667 warrants expire on November 17, 2005 and 333,333 warrants were to expire on August 17, 2001.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 11: - SHAREHOLDERS' EQUITY (Cont.)

As part of the transaction in May 2001 (see Note 11.b.1), the Company repriced these warrants in the following manner:

         >> Of the 1,000,000 warrants granted to the investor, the exercise price of 666,667 warrants was reduced from $12.56 to $3.50 and of 333,333 warrants was reduced from $11.31 to $2.52. In addition, the 333,333 warrants that were to expire on August 17, 2001, were immediately exercised for a total consideration of $840,000.

         >> Moreover, the Company issued to this investor an additional warrant to purchase 250,000 shares of common stock at an exercise price of $3.08 per share, to expire on May 3, 2006.

         >> Of the 150,000 warrants granted to the investment banker the exercise price of 100,000 warrants was reduced from $12.56 to $3.08 and of 50,000 warrants was reduced from $9.63 to $3.08. In addition, the 50,000 warrants that were to expire on August 17, 2001 were extended to November 17, 2005.

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

2. As part of the investment agreement in May 2001 (see Note 11.b.1), the Company issued to the investors a total of 2,696,971 warrants (the "May 2001 Warrants") to purchase shares of common stock at a price of $3.22 per share; these warrants are exercisable by the holder at any time after November 8, 2001 and will expire on May 8, 2006. The Company also issued to a financial consultant that provided investment banking services concurrently with this transaction a total of 125,000 warrants to purchase shares of common stock at a price of $3.22 per share; these warrants are exercisable by the holder at any time and will expire on June 12, 2006. In addition the Company paid approximately $562,000 in cash, which was recorded as deduction from additional paid in capital.

In June 2003, the Company adjusted the purchase price of 1,357,577 of the May 2001 Warrants to $0.82 per share in exchange for immediate exercise of these warrants, and issued to the holders of these exercised warrants new warrants to purchase a total of 905,052 shares of common stock at a purchase price of $1.45 per share (the "June 2003 Warrants"). The June 2003 Warrants were originally exercisable at any time from and after December 31, 2003 to June 30, 2008; however, in September 2003, the exercise period of 638,385 of these June 2003 Warrants was adjusted to make them exercisable at any time from and after December 31, 2004 to June 30, 2009. As a result the company recorded during 2003 an expense of $244,810 and included this amount in general and administrative expenses.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 11: - SHAREHOLDERS' EQUITY (Cont.)

In addition, with respect to an additional 387,879 May 2001 Warrants, in December 2003 the Company adjusted the purchase price to $1.60 per share in exchange for immediate exercise of these warrants, and issued to the holders of these exercised warrants new warrants to purchase a total of 193,940 shares of common stock at a purchase price of $2.25 per share .As a result the company recorded during 2003 an expense of $74,384 and included this amount in general and administrative expenses.

Additionally, in October 2003 the Company granted to three of these investors additional new warrants to purchase a total of 150,000 shares of common stock at a purchase price of $1.20 per share. As a result the company recorded during
2003 an expense of $69,209 and included this amount in general and administrative expenses.

3. As part of the investment agreement in January 2002 (see Note 11.b.4), the Company, in January 2002, issued to a financial consultant that provided investment banking services concurrently with this transaction a warrants to acquire (i) 150,000 shares of common stock at an exercise price of $1.68 per share, and (ii) 119,000 shares of common stock at an exercise price of $2.25 per share; these warrants are exercisable by the holder at any time and will expire on January 4, 2007.

4. As part of the securities purchase agreement on December 31, 2002 (see Note 16.a), the Company issued to the purchasers of its 9% secured convertible debentures due June 30, 2005, warrants, as follows: (i) Series A Warrants to purchase an aggregate of 1,166,700 shares of common stock at any time prior to December 31, 2007 at a price of $0.84 per share; (ii) Series B Warrants to purchase an aggregate of 1,166,700 shares of common stock at any time prior to December 31, 2007 at a price of $0.89 per share; and (iii) Series C Warrants to purchase an aggregate of 1,166,700 shares of common stock at any time prior to December 31, 2007 at a price of $0.93 per share. The exercise price of these warrants was adjusted to $0.64 per share in April 2003.

In connection with these warrants, the Company recorded a deferred debt discount of $1,290,000, which will be amortized ratably over the life of the convertible debentures (3 years), unless these warrants are exercised, in which case any remaining financial expense will be taken in the quarter in which the exercise occurs. This transaction was accounted according to APB No. 14 "Accounting for Convertible debt and Debt Issued with Stock Purchase Warrants" and Emerging Issue Task Force No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"). The fair value of these warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 3.5%, a volatility factor 64%, dividend yields of 0% and a contractual life of 5 years.

During 2003, an aggregate of 1,500,042 shares were issued pursuant to exercises of these warrants.

During 2003, the Company recorded an expense of $847,714, of which $423,857 was attributable to amortization of the convertible debentures over their term and $423,857 was attributable to accelerated amortization due to the exercise of warrants. Those expenses were included in the financial expenses.

5. As part of the securities purchase agreement on September 30, 2003 (see Note 16.b), the Company issued to the purchasers of its 8% secured convertible debentures due September 30, 2006, warrants to purchase an aggregate of 1,250,000 shares of common stock at any time prior to September 30, 2006 at a price of $1.4375 per share.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 11: - SHAREHOLDERS' EQUITY (Cont.)

In connection with these warrants, the Company recorded a deferred debt discount of $1,025,000, which will be amortized ratably over the life of the convertible debentures (3 years). This transaction was accounted according to APB No. 14 "Accounting for Convertible debt and Debt Issued with Stock Purchase Warrants" and Emerging Issue Task Force No. 00-27 "Application of Issue No. 98-5 to
Certain Convertible Instruments" ("EITF 00-27"). The fair value of these warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 1.95%, a volatility factor 98%, dividend yields of 0% and a contractual life of 3 years.

During 2003, an aggregate of 437,500 shares were issued pursuant to exercises of these warrants.

During 2003 the Company recorded an expense of $414,676, of which $78,512 was attributable to amortization of the debt discount over their term and $336,164 was attributable to amortization due to accelerated exercise of warrants. Those expenses were included in the financial expenses.

6. As a further part of the securities purchase agreement on September 30, 2003 (see Note 16.c), the Company issued to the purchasers of its 8% secured convertible debentures due December 31, 2006, warrants to purchase an aggregate of 1,500,000 shares of common stock at any time prior to December 31, 2006 at a price of $1.8125 per share. Additionally, the Company issued to the investors supplemental warrants to purchase an aggregate of 1,038,000 shares of common stock at any time prior to December 31, 2006 at a price of $2.20 per share.

In connection with these warrants, the Company will record financial expenses of $ 1,545,000 and $1,297,500 for the additional and the supplemental warrants referred to above, respectively, which will be amortized ratably over the life of the convertible debentures (3 years). This transaction was accounted according to APB No. 14 "Accounting for Convertible debt and Debt Issued with Stock Purchase Warrants" and Emerging Issue Task Force No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"). The fair value of these warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 2.45%, a volatility factor 98%, dividend yields of 0% and a contractual life of 3 years.

During 2003 the Company recorded an expense of $53,440 for amortization of these debt discounts over their term, which is included in financial expenses.

g. Stock option plans:

1. Options to employees and others (except consultants)

a. The Company has adopted the following stock option plans, whereby options may be granted for purchase of shares of the Company's common stock. Under the terms of the employee plans, the Board of Directors or the designated committee grants options and determines the vesting period and the exercise terms.

1) 1991 Employee Option Plan - 2,115,600 shares reserved for issuance, of which 53,592 were available for future grants to employees as of December 31, 2003.

2) 1993 Employee Option Plan - as amended, 6,200,000 shares reserved for issuance, of which no shares were available for future grants to employees as of December 31, 2003.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 11: - SHAREHOLDERS' EQUITY (Cont.)

3) 1998 Employee Option Plan - as amended, 4,750,000 shares reserved for issuance, of which no shares were available for future grants to employees and consultants as of December 31, 2003.

4) 1995 Non-Employee Director Plan - 1,000,000 shares reserved for issuance, of which 600,000 were available for future grants to directors as of December 31, 2003.

b. Under these plans, options generally expire no later than 10 years from the date of grant. Each option can be exercised to purchase one share, conferring the same rights as the other common shares. Options that are cancelled or forfeited before expiration become available for future grants. The options generally vest over a three-year period (33.3% per annum).

c. A summary of the status of the Company's plans and other share options (except for options granted to consultants) granted as of December 31, 2003, 2002 and 2001, and changes during the years ended on those dates, is presented below:

                                              2003                        2002                        2001
                                    --------------------------  --------------------------  -------------------------
                                      Amount       Weighted       Amount       Weighted        Amount      Weighted
                                                    average                     average                    average
                                                   exercise                    exercise                    exercise
                                                     price                       price                       price
                                    --------------------------  --------------------------  -------------------------
                                                       $                           $                           $
                                                  ------------                ------------                 ----------
Options outstanding at beginning
  of year                             5,260,366      $ 2.26       4,240,228      $ 2.74       2,624,225       $ 3.82
Changes during year:
Granted (1) (2)                       5,264,260      $ 0.71       1,634,567      $ 0.87       2,172,314       $ 1.55
Exercised (3)                           689,640      $ 0.64        (191,542)     $ 1.29        (159,965)      $ 1.31
Forfeited or cancelled                 (816,675)     $ 3.51        (422,887)     $ 1.92        (396,346)      $ 4.11
                                    ------------  ------------  ------------  ------------  -------------  ----------
Options outstanding at end of year    9,018,311      $ 1.37       5,260,366      $ 2.26       4,240,228       $ 2.74
                                    ============  ============  ============  ============  =============  ==========
Options exercisable at end of year    5,826,539      $ 1.70       4,675,443      $ 2.26       2,643,987       $ 2.75
                                    ============  ============  ============  ============  =============  ==========


         (1)  Includes  2,035,000,  481,435  and  1,189,749  options  granted to related parties in 2003, 2002 and 2001, respectively.

         (3) The Company recorded deferred stock compensation for options issued with an exercise price below the fair value of the common stock in the amount of $4,750, $0 and $18,000 as of December 31, 2003, 2002 and
         2001, respectively. Deferred stock compensation is amortized and recorded as compensation expenses ratably over the vesting period of the option. The stock compensation expense that has been charged in the consolidated statements of operations in respect of options to employees and directors in 2003, 2002 and 2001, was $8,286, $6,000 and $17,240, respectively.

         (3) In June 2002 and December 2001, the employees exercised 100,000 and 33,314, respectively, options for which the exercise price was not paid at the exercise date. The Company recorded the owed amount of $73,000 and $43,308, respectively, as "Note receivable from shareholders" in the statement of shareholders' equity. In accordance with EITF 95-16, since the original option grant did not permit the exercise of the options through loans, and due to the Company's history of granting non-recourse loans, this postponement in payments of the exercise price resulted in a variable plan accounting. However, the Company did not record any compensation due to the decrease in the market value of the Company's shares during 2001 and 2002. During the year 2002 the notes in the amount of $43,308 were entirely repaid and note at the amount of $36,500 was forgiven and appropriate compensation was recorded. During the year 2003, the company recorded compensation in amount of $38,500 due to increase in the market value of the company's shares.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 11: - SHAREHOLDERS' EQUITY (Cont.)


d. The options outstanding as of December 31, 2003 have been separated into ranges of exercise price, as follows:

                          Total options outstanding                Exercisable options outstanding
              --------------------------------------------------- ----------------------------------
 Range of         Amount          Weighted          Weighted          Amount           Weighted
                                   average
              outstanding at      remaining                       exercisable at
 exercise      December 31,      contractual         average       December 31,         average
  prices           2003             life         exercise price        2003         exercise price
------------                   ----------------  ----------------                   ----------------
     $                              Years               $                                  $
------------                   ----------------  ----------------                   ----------------
0.01-2.00         7,773,767           7.48              0.90          4,584,740            0.98
2.01-4.00           314,544           3.56              3.07            314,544            3.07
4.01-6.00           885,000           6.28              4.60            882,255            4.60
6.01-8.00            35,000           2.05              7.73             35,000            7.73
8.01                 10,000           3.75              9.06             10,000            9.06
              ---------------- ----------------  ---------------- ----------------  ----------------
                  9,018,311           7.20              1.37          5,826,539            1.70
              ================ ================  ================ ================  ================


Weighted-average fair values and exercise prices of options on dates of grant are as follows:

                             Equals market price             Exceeds market price            Less than market price
                         -----------------------------   ------------------------------   ------------------------------
                           Year ended December 31,          Year ended December 31,          Year ended December 31,
                         -----------------------------   ------------------------------   ------------------------------
                          2003       2002       2001      2003       2002        2001      2003      2002         2001
                         --------   --------  --------   --------  ----------  --------   --------  --------   ---------
 Weighted average         $ 0.950    $ 1.265   $ 1.579    $ -       $  -        $ 1.466    $ -       $ 0.755     $ 1.300
   exercise prices
 Weighted average fair          0          0         0                                0                    0
   value on grant date     $ 0.73     $ 0.56    $ 0.50     $ -       $  -        $ 0.56     $ -       $ 0.25     $ 0.790


2. Options issued to consultants:

a. The Company's outstanding options to consultants as of December 31, 2003, are as follows:

                                         2003                         2002                         2001
                              ---------------------------  ---------------------------  ---------------------------
                                 Amount       Weighted        Amount       Weighted        Amount       Weighted
                                               average                      average                      average
                                              exercise                     exercise                     exercise
                                                price                        price                        price
                              ---------------------------  ---------------------------  ---------------------------
                                                  $                            $                            $
                                            -------------                -------------                -------------
 Options outstanding at           245,786      $   5.55        245,786      $   5.55         175,786     $   6.57
   beginning of year
 Changes during year:
   Granted (1)                     83,115      $   0.99              -            -          130,000     $   6.02
   Exercised                      (15,000)     $   0.49              -            -          (60,000)    $   5.13
 Repriced (2):

   Old exercise price                   -            -               -            -          (56,821)    $   9.44
   New exercise price                   -            -               -            -           56,821     $   4.78
                              ------------                 ------------                 -------------

 Options outstanding at
   end of year                    313,901      $   4.59        245,786      $   5.55         245,786     $   5.55
                              ============  =============  ============  =============  ============= =============

 Options exercisable at
   end of year                    193,901      $   3.46        125,786      $   6.42         125,786     $   6.42
                              ============  =============  ============  =============  ============= =============

     (1) 120,000 options out of 130,000 options granted in 2001 to the Company's selling and marketing consultants are subject to the achievement of the targets specified in the agreements with these consultants. The measurement date for these options has not yet occurred, as these targets have not been met, in accordance with EITF 96-18. When the targets is achieved the Company will record appropriate compensation upon the fair value at the same date at which the targets is achieved

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 11: - SHAREHOLDERS' EQUITY (Cont.)


     (2) During the year 2001 the Company repriced 56,821 options to its service providers. The fair value of repriced warrants was calculated as a difference measured between (1) the fair value of the modified warrants determined in accordance with the provisions of SFAS 123, and (2) the value of the old warrant immediately before its terms were modified, determined based on the shorter of (a) its remaining expected life or (b) the expected life of the modified option. As a result of the repricing, the Company has recorded an additional compensation at the amount of $21,704, and included this amount in marketing expenses.

b. The Company accounted for its options to consultants under the fair value method of SFAS No. 123 and EITF 96-18. The fair value for these options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                  2003              2002             2001
                                             ----------------  ---------------  ---------------
              Dividend yield                          0%                -               0%
              Expected volatility                    78%                -              82%
              Risk-free interest                    2.3%                -         3.5-4.5%
              Contractual life of up to         10 years                -         10 years


c. In connection with the grant of stock options to consultants, the Company recorded stock compensation expenses totaling $29,759, $0 and $139,291 for the years ended December 31, 2003, 2002 and 2001, respectively, and included these amounts in marketing and general and administrative expenses.

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

h. Issuances in connection with acquisitions:

In September 2003, the Company acquired an additional 12% interest in MDT Armor Corporation and an additional 24.5% interest in MDT Protective Industries Ltd. in exchange for the issuance to AGA Means of Protection and Commerce Ltd. of 126,000 shares of its common stock.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 12: - INCOME TAXES

a. Taxation of U.S. parent company (Arotech):

As of December 31, 2003, Arotech has operating loss carryforwards for U.S. federal income tax purposes of approximately $17.0 million, which are available to offset future taxable income, if any, expiring in 2010 through 2022. Utilization of U.S net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loses before utilization.

b. Israeli subsidiary (EFL):

1. Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (the "Investments Law"):

A small part of EFL's manufacturing facility has been granted "Approved Enterprise" status under the Investments Law, and is entitled to investment grants from the State of Israel of 38% on property and equipment located in Jerusalem, and 10% on property and equipment located in its plant in Beit Shemesh, and to reduced tax rates on income arising from the "Approved Enterprise," as detailed below.

The approved investment program is in the amount of approximately $500,000. EFL effectively operated the program during 1993, and is entitled to the tax benefits available under the Investments Law. EFL is entitled to additional tax benefits as a "foreign investment company," as defined by the Investments Law.

The tax-exempt income attributable to the "Approved Enterprise" can be distributed to shareholders without subjecting the Company to taxes only upon the complete liquidation of the Company. If these retained tax-exempt profits are distributed in a manner other than in the complete liquidation of the Company they would be taxed at the corporate tax rate applicable to such profits as if the Company had not elected the alternative system of benefits, currently between 25% for an "Approved Enterprise." As of December 31, 2003, the accumulated deficit of the Company does not include tax-exempt profits earned by the Company's "Approved Enterprise."

The entitlement to the above benefits is conditional upon the Company's fulfilling the conditions stipulated by the Investments Law, regulations published thereunder and the instruments of approval for the specific investments in "approved enterprises." In the event of failure to comply with these conditions, the benefits may be canceled and the Company may be required to refund the amount of the benefits, in whole or in part, including interest. As of December 31, 2003, according to the Company's management, the Company has fulfilled all conditions.

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 12: - INCOME TAXES(Cont.)


The period of tax benefits, detailed above, is subject to limits of 12 years from the commencement of production, or 14 years from the approval date, whichever is earlier. Hence, the first program will expire in the year 2004. The benefits have not yet been utilized since the Company has no taxable income, since its incorporation.

b) Accelerated depreciation:

EFL is entitled to claim accelerated depreciation in respect of machinery and equipment used by the "Approved Enterprise" for the first five years of operation of these assets.

Income from sources other than the "Approved Enterprise" during the benefit period will be subject to tax at the regular corporate tax rate of 36%.

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

5. Tax loss carryforwards:

As of December 31, 2003, EFL has operating and capital loss carryforwards for Israeli tax purposes of approximately $84.0 million, which are available, indefinitely, to offset future taxable income.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 12: - INCOME TAXES(Cont.)


c. Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets resulting from tax loss carryforward are as follows:

                                                                December 31,
                                                     -----------------------------------
                                                          2003                2002
                                                     ---------------    ----------------
 Operating loss carryforward                          $33,958,434        $   29,257,118
 Reserve and allowance                                    843,453               303,204
                                                     ---------------    ----------------

 Net deferred tax asset before valuation allowance     34,801,887            29,560,322
 Valuation allowance                                     (34,801,887)       (29,560,322)
                                                     ---------------    ----------------
                                                      $           -      $            -
                                                     ===============    ================


The Company and its subsidiaries provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized. The change in the valuation allowance as of December 31, 2003 was $5,241,565.

d. Loss from continuing operations before taxes on income and minority interest in loss (earnings) of a subsidiary:

                                                         Year ended December 31
                                     ---------------------------------------------------------------
                                            2003                  2002                  2001
                                     -------------------   -------------------   -------------------
         Domestic                     $    (7,181,774)      $    (5,250,633)      $    (5,828,828)
         Foreign                           (1,697,617)          (13,254,195)          (11,457,960)
                                     -------------------   -------------------   -------------------
                                      $    (8,879,391)       $  (18,504,358)      $   (17,286,788)
                                     ===================   ===================   ===================


e. Taxes on income were comprised of the following:

                                                         Year ended December 31
                                     ---------------------------------------------------------------
                                            2003                  2002                  2001
                                     -------------------   -------------------   -------------------
         Current taxes                $        44,102       $             -       $             -
         Taxes in respect of prior
           years                              352,091                     -                     -
                                     -------------------   -------------------   -------------------
                                      $       396,193       $             -       $             -
                                     ===================   ===================   ===================

         Domestic                     $        33,020       $             -       $             -
         Foreign                              363,173                     -                     -
                                     -------------------   -------------------   -------------------

                                      $       396,193       $             -       $             -
                                     ===================   ===================   ===================

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 12: - INCOME TAXES(Cont.)

f. A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the Statement of Operations, is as follows:

                                                                      Year ended December 31,
                                                       -------------------------------------------------------
                                                            2003                2002                2001
                                                       ----------------    ---------------     ---------------
Loss from continuing operations before taxes, as
  reported in the consolidated statements of income    $ (8,879,391)       $ (4,582,792)       $ (4,025,789)
                                                       ================    ===============     ===============

Statutory tax rate                                           35%                35%                 35%
                                                       ================    ===============     ===============
Theoretical tax income on the above amount at the       $ (3,107,787)       $ (1,603,977)       $ (1,409,026)
  U.S. statutory tax rate
Deferred taxes on losses for which valuation
  allowance was not provided                               1,178,215           1,603,977           1,409,026
Non-deductible expenses                                    1,940,019                   -                   -
State taxes                                                   33,020                   -                   -
Other                                                            635                   -                   -
Taxes in respect of prior years due to change in
  estimates                                                  352,091                   -                   -
                                                       ----------------    ---------------     ---------------

Actual tax expense                                      $    396,193        $          -        $          -
                                                       ================    ===============     ===============


NOTE 13: - SELECTED STATEMENTS OF OPERATIONS DATA

Financial income (expenses), net:

                                                                  Year ended December 31,
                                                      ------------------------------------------------
                                                          2003              2002             2001
                                                      --------------    -------------    -------------

Financial expenses:
Interest, bank charges and fees                        $   (355,111)     $  (89,271)      $  (49,246)
Amortization of compensation related to beneficial
convertible feature of convertible debenture and
warrants issued to the holders of convertible
debenture                                                (3,359,987)              -                -
Foreign currency translation differences                    115,538          15,202          (16,003)
                                                      --------------    -------------    -------------

                                                         (3,599,560)        (74,069)         (65,249)
                                                      --------------    -------------    -------------
Financial income:

   Interest                                                 129,101         174,520          327,830
                                                      --------------    -------------    -------------

Total                                                  $ (3,470,459)     $  100,451       $  262,581
                                                      ==============    =============    =============

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 14: - RELATED PARTY DISCLOSURES

                                                                            Year ended December 31,
                                                           ----------------------------------------------------------
                                                                 2003                2002                 2001
                                                           -----------------   -----------------    -----------------
Transactions:
Reimbursement of general and administrative expenses              -             $     36,000         $     23,850
                                                           =================   =================    =================
Financial income (expenses), net from notes receivable
  and loan holders                                                -             $     (7,309)        $    (36,940)
                                                           =================   =================    =================

NOTE 15: - SEGMENT INFORMATION

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

b. The following is information about reported segment gains, losses and assets:


                                                                 Defense and
                                                                  Security
                                            Batteries             Products           All Other              Total
                                         -----------------    ----------------    -----------------    -----------------
2003
Revenues from outside customers           $   5,868,899        $  11,457,742       $           -        $  17,326,641
Depreciation expense and amortization          (527,775)            (927,665)           (139,630)          (1,595,070)
Direct expenses (1)                          (5,945,948)         (10,892,933)         (4,539,674)         (21,378,555)
                                         -----------------    ----------------    -----------------    -----------------
Segment gross loss                             (604,824)            (362,856)         (4,679,304)          (5,646,984)
                                         =================    ================    =================
Financial   income  (in   deduction  of               -                    -                   -           (3,471,700)
  minority rights)
                                                                                                       -----------------
Net loss from continuing operation                                                                         (9,118,684)
                                                                                                       =================

Segment assets (2)                            2,128,062            1,628,562             450,864            4,207,488
                                         =================    ================    =================    =================
Expenditures for segment assets                 247,989              208,497             124,463              580,949
                                         =================    ================    =================    =================
2002
Revenues from outside customers           $   1,682,296        $   4,724,443       $           -        $   6,406,739
Depreciation expense and amortization          (252,514)            (676,753)           (194,014)          (1,123,281)
Direct expenses (1)                          (3,062,548)          (4,353,770)         (2,905,743)         (10,322,061)
                                         -----------------    ----------------    -----------------    -----------------
Segment gross loss                       $   (1,632,766)        $   (306,080)       $ (3,099,757)          (5,038,603)
                                         =================    ================    =================    =================
Financial income                                                                                              100,451
                                                                                                       -----------------
Net loss from continuing operation                                                                      $   4,938,152
                                                                                                       =================

Segment assets (2)                       $    2,007,291        $   1,683,825       $     575,612        $   4,266,728
                                         =================    ================    =================    =================

Expenditures for segment assets          $      246,664        $      58,954       $      70,486        $     376,104
                                         =================    ================    =================    =================

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 15: - SEGMENT INFORMATION(Cont.)


                                                                 Defense and
                                                                  Security
                                            Batteries             Products           All Other              Total
                                         -----------------    ----------------    -----------------    -----------------
2001
Revenues from outside customers          $    2,093,632        $           -       $           -           $2,093,632
Depreciation expense                           (304,438)                   -            (225,577)            (530,015)
Direct expenses (1)                          (2,295,501)                   -          (3,556,486)          (5,851,987)
                                         -----------------    ----------------    -----------------    -----------------
Segment gross loss                       $     (506,307)        $          -        $ (3,782,063)          (4,288,370)
                                         =================    ================    =================
Financial income net                                                                                          262,581
                                                                                                       -----------------
Net loss from continuing operations                                                                     $  (4,025,789)
                                                                                                       =================

Segment assets (2)                       $    2,044,257        $   1,175,521       $     702,915        $   2,744,172
                                         =================    ================    =================    =================
Expenditures for segment assets          $      229,099        $     229,099       $     323,985        $     553,084
                                         =================    ================    =================    =================


     (1) Including sales and marketing, general and administrative expenses.

     (2) Including property and equipment and inventory.

c. Summary information about geographic areas:

The following presents total revenues according to end customers location for the years ended December 31, 2003, 2002 and 2001, and long-lived assets as of December 31, 2003, 2002 and 2001:

                               2003                            2002                            2001
                   ------------------------------  ------------------------------  ------------------------------
                       Total        Long-lived         Total        Long-lived         Total        Long-lived
                     revenues         assets         revenues         assets         revenues         assets
                   --------------  --------------  --------------  --------------  -------------- ---------------
                                                           U.S. dollars
                   ----------------------------------------------------------------------------------------------
U.S.A.              $10,099,652    $6,778,050       $  2,787,250    $  6,710,367    $  1,057,939   $     60,531
Germany              2,836,725              -             38,160               -         526,766              -
England                 29,095              -             47,696               -          36,648              -
Thailand                95,434              -            291,200               -               -              -
Israel               3,576,139      2,954,441          2,799,365       3,367,320          13,773      2,160,275
Other                  689,596              -            443,068               -         458,506              -
                   --------------  --------------  --------------  --------------  -------------- ---------------
                    $17,326,641     $  9,732,491    $  6,406,739    $ 10,077,687    $  2,093,632   $  2,220,806
                   ==============  ==============  ==============  ==============  ============== ===============

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 15: - SEGMENT INFORMATION(Cont.)

d. Revenues from major customers:

                                                            Year ended December 31,
                                              ----------------------------------------------------
                                                  2003               2002               2001
                                                                      %
                                              ----------------------------------------------------
     Electric Fuel Batteries:
              Customer A                              -                  -                 22%
              Customer B                              2%                 7%                20%
              Customer C                              1%                 2%                13%
              Customer D                             27%                 8%                12%
     Defense and Security Products:

              Customer A                             17%                43%                 -
              Customer B                             16%                 -                  -

e. Revenues from major products:

                                                            Year ended December 31,
                                              ----------------------------------------------------
                                                  2003               2002               2001
                                              --------------     --------------     --------------

     EV                                        $   408,161        $   460,562        $   894,045
     WAB                                           703,084            647,896            951,598
     Military batteries                          4,757,116            573,839            247,989
     Car armoring                                3,435,715          2,744,382                  -
     Interactive use-of-force training           7,961,302          1,980,060                  -
     Other                                          61,263                  -                  -
                                              --------------     --------------     --------------
     Total                                     $17,326,641         $6,406,749         $2,093,632
                                              ==============     ==============     ==============

NOTE 16: - CONVERTIBLE DEBENTURES

a. 9% Secured Convertible Debentures due June 30, 2005

Pursuant to the terms of a Securities Purchase Agreement dated December 31, 2002, the Company issued and sold to a group of institutional investors an aggregate principal amount of 9% secured convertible debentures in the amount of $3.5 million due June 30, 2005. These debentures are convertible at any time prior to June 30, 2005 at a conversion price of $0.75 per share, or a maximum aggregate of 4,666,667 shares of common stock (see also Note 11.f.4). The conversion price of these debentures was adjusted to $0.64 per share in April 2003. In accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," the terms of convertible debentures are not treated as changed or modified when the cash flow effect on a present value basis is less than 10%, and therefore the Company did not record any compensation related to the change in the conversion price of the convertible debentures.

During 2003, an aggregate of $2,350,000 in 9% secured convertible debentures was converted into an aggregate of 3,671,875 shares of common stock.

In determining whether the convertible debentures include a beneficial conversion feature in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Continently Adjustable Conversion Ratios" and EITF 00-27, the total proceeds were allocated to the convertible debentures and the detachable warrants based on their relative fair values. In connection with these convertible debentures, the Company will record financial expenses of $600,000 with respect to the beneficial conversion feature. The $600,000 is amortized from the date of issuance to the stated redemption date - June 30, 2005 - as financial expenses.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 16: - CONVERTIBLE DEBENTURES(Cont.)


During 2003 the Company recorded an expense of $481,714, of which $174,000 was attributable to amortization of the beneficial conversion feature of the convertible debenture over its term and $307,714 was attributable to amortization due to conversion of the convertible debenture into shares.

b. 8% Secured Convertible Debentures due September 30, 2006

Pursuant to the terms of a Securities Purchase Agreement dated September 30, 2003, the Company issued and sold to a group of institutional investors an aggregate principal amount of 8% secured convertible debentures in the amount of $5.0 million due September 30, 2006. These debentures are convertible at any time prior to September 30, 2006 at a conversion price of $1.15 per share, or a maximum aggregate of 4,347,826 shares of common stock (see also Note 11.f.5).

During 2003, an aggregate of $3,775,000 in 8% secured convertible debentures was converted into an aggregate of 3,282,608 shares of common stock.


In determining whether the convertible debentures include a beneficial conversion option in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Continently Adjustable Conversion Ratios" and EITF 00-27, the total proceeds were allocated to the convertible debentures and the detachable warrants based on their relative fair values. In connection with these convertible debentures, the Company will record financial expenses of $1,938,043 with respect to the beneficial conversion feature. The $1,938,043 is amortized from the date of issuance to the stated redemption date - September 30, 2006 - as financial expenses.

During 2003 the Company recorded an expense of $1,503,080, of which $134,646 was attributable to amortization of the beneficial conversion feature of the convertible debenture over its term and $1,368,434 was attributable to amortization due to conversion of the convertible debenture into shares.

c. 8% Secured Convertible Debentures due December 31, 2006

Pursuant to the terms of a Securities Purchase Agreement dated September 30, 2003, the Company issued and sold to a group of institutional investors an aggregate principal amount of 8% secured convertible debentures in the amount of $6.0 million due December 31, 2006. These debentures are convertible at any time prior to December 31, 2006 at a conversion price of $1.45 per share, or a maximum aggregate of 4,137,931 shares of common stock (see also Note 11.f.6).

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 16: - CONVERTIBLE DEBENTURES(Cont.)

In determining whether the convertible debentures include a beneficial conversion option in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Continently Adjustable Conversion Ratios" and EITF 00-27, the total proceeds were allocated to the convertible debentures and the detachable warrants based on their relative fair values. In connection with these convertible debentures, the Company will record financial expenses of $3,157,500 with respect to the beneficial conversion feature. The $3,157,500 is amortized from the date of issuance to the stated redemption date - December 31, 2006 - as financial expenses.

During 2003 the Company recorded an expense of $59,362, which represents the amortization of the beneficial conversion feature of the convertible debenture over its term.


NOTE 17: - SUBSEQUENT EVENTS (UNAUDITED)

a. Debenture conversion:

In January 2004, a total of $1,150,000 principal amount of 9% debentures was converted into an aggregate of 1,796,875 shares of common stock at a conversion price of $0.64 per share.

b. Issuance of common stock to investors:

In January 2004, the Company issued to a group of investors an aggregate of 9,840,426 shares of common stock at a price of $1.88 per share, or a total purchase price of $18,500,000. (See also Note 17.c.)

c. Issuance of warrants to investors:

As part of the investment agreement in January 2004 (see Note 17.b.), the Company issued to a group of investors warrants to purchase an aggregate of 9,840,426 shares of common stock at a price of $1.88 per share. These warrants are exercisable by the holder at any time after August 12, 2004 and will expire on January 12, 2007.

d. Acquisition of FAAC Incorporated:

In January 2004, the Company purchased all of the outstanding stock of FAAC Incorporated, a Michigan corporation ("FAAC"), from FAAC's existing shareholders. The assets acquired through the purchase of all of FAAC's outstanding stock consisted of all of FAAC's assets, including FAAC's current assets, property and equipment, and other assets (including intangible assets such as goodwill, intellectual property and contractual rights). The consideration for the assets purchased consisted of (i) cash in the amount of $12,000,000, and (ii) the issuance of $2,000,000 in Arotech stock, plus an earn-out based on 2004 net pretax profit, with an additional earn-out on the 2005 net profit from certain specific and limited programs.

e. Acquisition of Epsilor Electronic Industries, Ltd.:

In January 2004, the Company purchased all of the outstanding stock of Epsilor Electronic Industries, Ltd., an Israeli corporation ("Epsilor"), from Epsilor's existing shareholders. The assets acquired through the purchase of all of

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 17: - SUBSEQUENT EVENTS (UNAUDITED)(Cont.)


Epsilor's outstanding stock consisted of all of Epsilor's assets, including Epsilor's current assets, property and equipment, and other assets (including intangible assets such as goodwill, intellectual property and contractual rights). The consideration for the assets purchased will consist of (i) cash in the amount of $7,000,000, and (ii) a series of three $1,000,000 promissory notes, due on the first, second and third anniversaries of the Agreement under the circumstances set forth in the acquisition agreement.

f. Settlement of litigation:

On February 4, 2004, the Company entered into an agreement settling the litigation brought against it in the Tel-Aviv, Israel district court by I.E.S. Electronics Industries, Ltd. ("IES Electronics") and certain of its affiliates in connection with the Company's purchase of the assets of its IES Interactive Training, Inc. subsidiary from IES Electronics in August 2002. The litigation had sought monetary damages in the amount of approximately $3 million. Pursuant to the terms of the settlement agreement, in addition to agreeing to dismiss their lawsuit with prejudice, IES Electronics agreed (i) to cancel the Company's $450,000 debt to them that had been due on December 31, 2003, and (ii) to transfer to the Company title to certain certificates of deposit in the approximate principal amount of $112,000. The parties also agreed to exchange mutual releases. In consideration of the foregoing, the Company issued to IES Electronics (i) 450,000 shares of common stock, and (ii) five-year warrants to purchase up to an additional 450,000 shares of common stock at a purchase price of $1.91 per share.

In respect of the above settlement, the Company recorded in 2003 an expense of $838,714, representing the fair value of the warrants and shares over the remaining balance of the Company's debt to IES Electronics as carried in the Company books at December 31, 2003, less the $112,000 certificate of deposit that was transferred to the Company's name as noted above.

                                 - - - - - - - -

                          SUPPLEMENTARY FINANCIAL DATA

 Quarterly Financial Data (unaudited) for the two years ended December 31, 2003

                                                                       Quarter Ended
                                            --------------------------------------------------------------------
                    2003                        March 31         June 30        September 30     December 31
        ------------------------------      --------------------------------------------------------------------
Net revenue................................. $    4,033,453   $    3,493,135   $    5,705,898   $    4,094,155
Gross profit................................ $    1,399,734   $    1,013,965   $    2,453,575   $    1,371,527
Net loss from continuing operations......... $   (1,291,122)  $   (2,640,920)  $       77,093   $   (5,263,735)
Net loss from discontinued operations....... $      (95,961)  $      179,127   $       (2,285)  $       29,529
Net loss for the period..................... $   (1,387,083)  $   (2,461,793)  $       74,808   $   (5,234,206)
Net loss per share - basic and diluted...... $       (0.04)   $       (0.07)   $         0.00   $       (0.12)
Shares used in per share calculation........     34,758,960       36,209,872       40,371,940       43,604,830


                                                                       Quarter Ended
                                            --------------------------------------------------------------------
                    2002                        March 31         June 30        September 30     December 31
        ------------------------------      --------------------------------------------------------------------
Net revenue................................. $      570,545   $      425,053   $    3,262,711   $    2,148,430
Gross profit................................ $      186,917   $       48,807   $    1,593,770   $      155,497
Net loss from continuing operations......... $     (990,097)  $   (1,005,877)  $     (923,122)  $   (2,019,054)
Net loss from discontinued operations....... $   (2,324,109)  $   (1,654,108)  $   (8,716,422)  $     (871,567)
Net loss for the period..................... $   (3,314,208)  $   (2,659,985)  $   (9,369,544)  $   (2,890,621)
Net loss per share - basic and diluted...... $       (0.11)   $       (0.09)   $       (0.29)   $       (0.08)
Shares used in per share calculation........     30,149,210       30,963,919       33,441,137       34,758,048

                          FINANCIAL STATEMENT SCHEDULE

                      Arotech Corporation and Subsidiaries

                 Schedule II - Valuation and Qualifying Accounts

              For the Years Ended December 31, 2003, 2002 and 2001

                                                                  Additions
                                               -------------------------------------------------
                                                 Balance at       charged to      Balance at
                                                 beginning        costs and         end of
                Description                      of period         expenses         period
---------------------------------------------  ---------------  --------------- ----------------
Year ended December 31, 2003
Allowance for doubtful accounts...........      $      40,636    $      20,646   $       61,282
Valuation allowance for deferred taxes....         29,560,322        5,241,565       34,801,887
                                               ---------------  --------------- ----------------
Totals....................................      $  29,600,958    $   5,262,211   $   34,863,169
                                               ===============  =============== ================
Year ended December 31, 2002
Allowance for doubtful accounts...........      $      39,153    $       1,483   $       40,636
Valuation allowance for deferred taxes....         12,640,103       16,920,219       29,560,322
                                               ---------------  --------------- ----------------
Totals....................................      $  12,679,256    $  16,921,702   $   29,600,958
                                               ===============  =============== ================
Year ended December 31, 2001
Allowance for doubtful accounts...........      $      13,600    $      25,553   $       39,153
Valuation allowance for deferred taxes....          8,987,750        3,652,353       12,640,103
                                               ---------------  --------------- ----------------
Totals....................................      $   9,001,350    $   3,677,906   $   12,679,256
                                               ===============  =============== ================

                                  EXHIBIT INDEX

Exhibit
Number                                  Description
------                                  -----------
   3.1.3....Amendment to our Amended and Restated Certificate of Incorporation
   10.72....Promissory Note dated July 1, 2002 from Robert S. Ehrlich to us
   10.86....Consulting agreement dated January 1, 2004 between us and Edward J. Borey
   10.87....Lease dated April 8, 1997, between AMR Holdings, L.L.C. and FAAC Incorporated
   10.88....Lease dated as of March 22, 2004 between us and Fisk Building Associates L.L.C.
   14.......Code of Ethics
   21.......List of Subsidiaries of the Registrant
   23.......Consent of Kost, Forer, Gabbay & Kassierer
   31.1.....Certification of Chief Executive  Officer pursuant to Section 302 of the  Sarbanes-Oxley  Act of
            2002
   31.2.....Certification of Chief Financial  Officer pursuant to Section 302 of the  Sarbanes-Oxley  Act of
            2002
   32.1.....Written Statement of Chief Executive Officer pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002
   32.2.....Written Statement of Chief Financial Officer pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002