Form 10-Q
period 2004-03-31
AROTECH CORP
filed 2004-05-17
CIK 916529

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

                         COMMISSION FILE NUMBER: 0-23336
                                                 -------


                               AROTECH CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                 95-4302784
------------------------------------------    ----------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)


250 WEST 57TH STREET, SUITE 310, NEW YORK, NEW YORK        10107
---------------------------------------------------    ----------------
    (Address of principal executive offices)              (Zip Code)

                                 (212) 258-3222
               --------------------------------------------------
              (Registrant's telephone number, including area code)


               632 BROADWAY, SUITE 1200, NEW YORK, NEW YORK 10012
               --------------------------------------------------
                 (Former address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's common stock as of May 15, 2004 was 64,868,912.

================================================================================


                               AROTECH CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1 - Interim Consolidated Financial Statements (Unaudited):
Consolidated Balance Sheets at March 31, 2004 and December 31, 2003............................     3
Consolidated Statements of Operations for the Three Months Ended March 31, 2004 and 2003.......     5
Consolidated Statements of Changes in Stockholders'
  Equity during the Three-Month Period Ended March 31, 2004....................................     6
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003.......     7
Note to the Interim Consolidated Financial Statements..........................................     10

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.     20

Item 3 - Quantitative and Qualitative Disclosures about Market Risk............................     28

Item 4 - Controls and Procedures...............................................................     40

PART II - OTHER INFORMATION

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities......     42

Item 6 - Exhibits and Reports on Form 8-K......................................................     43

SIGNATURES.....................................................................................     45



ITEM 1.       INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           CONSOLIDATED BALANCE SHEETS
                                 (U.S. DOLLARS)

                                                                         MARCH 31, 2004  DECEMBER 31, 2003
                                                                         --------------  -----------------
                        ASSETS                                             (Unaudited)     (Note 1.b.)

CURRENT ASSETS:
    Cash and cash equivalents ............................................   $ 4,852,795   $13,685,125
    Restricted securities and deposits due within one year ...............     5,735,529       706,180
    Available-for-sale marketable securities .............................       124,153            --
    Trade receivables (netof allowance for doubtful accounts in the amounts of $70,087 and $61,282 as of March 31, 2004
      and December 31, 2003, respectively) ...............................     5,219,099     4,706,423
    Current portion of note receivable ...................................       306,116            --
    Unbilled revenues ....................................................       756,388            --
    Other accounts receivable and prepaid expenses .......................     1,214,914     1,187,371
    Inventories ..........................................................     4,542,899     1,914,748
    Assets of discontinued operations ....................................        65,894        66,068
                                                                             -----------   -----------

              TOTAL CURRENT ASSETS .......................................    22,817,787    22,265,915
                                                                             -----------   -----------

SEVERANCE PAY FUND .......................................................     1,732,591     1,023,342

PROPERTY AND EQUIPMENT, NET ..............................................     3,190,825     2,292,741

RESTRICTED SECURITIES AND DEPOSITS .......................................     3,769,047            --

LONG TERM RECEIVABLES ....................................................       876,016            --

GOODWILL .................................................................    13,905,371     5,064,555

OTHER INTANGIBLE ASSETS, NET .............................................    13,585,811     2,375,195
                                                                             -----------   -----------

                                                                             $59,877,448   $33,021,748
                                                                             ===========   ===========

               The accompanying notes are an integral part of the
                       Consolidated Financial Statements.


                           CONSOLIDATED BALANCE SHEETS
                 (U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                          MARCH 31, 2004  DECEMBER 31, 2003
                                                                          --------------  -----------------
                                                                             (Unaudited)    (Note 1.b.)
         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade payables ......................................................   $ 2,863,266    $ 1,967,448
     Other accounts payable and accrued expenses .........................     4,251,695      4,180,411 *
     Current portion of promissory note due to purchase of subsidiaries ..     1,000,926        150,000
     Short-term bank loans and current portion of long-term loans ........       967,858         40,849
     Deferred revenues ...................................................       336,901        140,936 *
     Liabilities of discontinued operations ..............................       323,817        380,108
                                                                             -----------    -----------

TOTAL CURRENT LIABILITIES ................................................     9,744,463      6,859,752

LONG TERM LIABILITIES
     Accrued severance pay ...............................................     3,226,038      2,814,492
     Convertible debentures ..............................................       849,037        881,944
     Deferred warranty revenue, less current portion .....................       168,818        220,143
     Long-term loan ......................................................        17,827             --
     Promissory note due to purchase of a subsidiary .....................     1,801,171        150,000
                                                                             -----------    -----------

TOTAL LONG-TERM LIABILITIES ..............................................     6,062,891      4,066,579

MINORITY INTEREST ........................................................        50,766         51,290

SHAREHOLDERS' EQUITY:
     Share capital -
     Common stock - $0.01 par value each;
       Authorized: 100,000,000 shares as of March 31, 2004 and December 31,
         2003; Issued: 62,868,129 shares as of March 31, 2004 and 47,972,407 shares as of December 31, 2003; Outstanding - 62,312,796 shares as
         of March 31, 2004 and 47,417,074 shares as of December 31, 2003..       628,683        479,726
     Preferred shares - $0.01 par value each;
       Authorized: 1,000,000 shares as of March 31, 2004 and December 31,
         2003; No shares issued and outstanding as of March 31, 2004 and
         December 31, 2003 ...............................................            --             --
     Additional paid-in capital ..........................................   162,331,180    135,891,316
     Deferred stock compensation .........................................        (8,464)        (8,464)
     Accumulated deficit .................................................  (113,988,048)  (109,681,893)
     Treasury stock, at cost (common stock - 555,333 shares as of March 31,
       2004 and December 31, 2003) .......................................    (3,537,106)    (3,537,106)
     Notes receivable on account of shares ...............................    (1,207,819)    (1,203,881)
     Accumulated other comprehensive income (loss) .......................      (199,098)       104,429
                                                                             -----------    -----------

TOTAL SHAREHOLDERS' EQUITY ...............................................    44,019,328     22,044,127
                                                                             -----------    -----------

                                                                             $59,877,448    $33,021,748
                                                                             ===========    ===========

* Reclassified.

               The accompanying notes are an integral part of the
                       Consolidated Financial Statements.


                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                             -------------------------
                                                                                 2004          2003
                                                                             -----------   -----------

Revenues .................................................................   $ 7,182,254   $ 4,033,453

Cost of revenues .........................................................     4,557,220     2,633,719
                                                                             -----------   -----------

Gross profit .............................................................     2,625,034     1,399,734

Operating expenses:
     Research and development ............................................       463,506       358,039
     Selling and marketing expenses ......................................     1,021,084       703,987
     General and administrative expenses .................................     3,680,993     1,012,756
     Amortization of intangible assets ...................................       496,013       311,771
                                                                             -----------   -----------
Total operating costs and expenses .......................................     5,661,596     2,386,552
                                                                             -----------   -----------

Operating loss ...........................................................    (3,036,562)     (986,818)
Financial expenses, net ..................................................    (1,273,954)     (261,075)
                                                                             -----------   -----------

Loss before taxes ........................................................    (4,310,516)   (1,247,893)
Tax income, net ..........................................................         4,907            --
                                                                             -----------   -----------
Loss before minority interest in earnings of a subsidiary and tax expenses    (4,305,609)   (1,247,893)
Minority interest in earnings of a subsidiary ............................          (546)      (43,228)
                                                                             -----------   -----------
Loss from continuing operations ..........................................    (4,306,155)   (1,291,121)
Loss from discontinued operations ........................................            --       (95,962)
                                                                             -----------   -----------
Net loss .................................................................   $(4,306,155)  $(1,387,083)
                                                                             ===========   ===========

Basic and diluted net loss per share from continuing operations ..........   $     (0.07)  $     (0.04)
                                                                             ===========   ===========
Basic and diluted net loss per share from discontinued operations ........   $        --   $     (0.00)
                                                                             ===========   ===========
Combined basic and diluted net loss per share ............................   $     (0.07)  $     (0.04)
                                                                             ===========   ===========

Weighted average number of shares used in computing basic and diluted net
  loss per share .........................................................    59,406,466    34,758,960
                                                                             ===========   ===========

               The accompanying notes are an integral part of the
                       Consolidated Financial Statements.


            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 (U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                       COMMON STOCK           ADDITIONAL   DEFERRED
                                 ---------------------------   PAID-IN       STOCK
                                    SHARES        AMOUNT       CAPITAL    COMPENSATION
                                 ------------- ------------- ------------ -----------
BALANCE AT
 JANUARY 1, 2004 - NOTE 1 .....    47,972,407 $     479,726 $ 135,891,316    $ (8,464)

CHANGES DURING THE THREE-MONTH
  PERIOD ENDED MARCH 31, 2004

 Issuance of shares, net ......    10,290,426       102,904    18,455,096          --
 Investment in subsidiary
   against issuance of shares .     1,003,856        10,039     1,996,789          --
 Issuance of shares on
   conversion of convertible
   debentures .................     1,796,875        17,969     1,103,031          --
 Issuance of shares on
   exercise of warrants .......     1,722,050        17,220     2,473,502          --
 Issuance of shares to
   consultants ................        74,215           742       170,938          --
 Compensation related to
   options and warrants
   issued to consultants and
   investors ..................            --            --     2,226,685          --
 Compensation related to
   non-recourse loan granted
   to shareholder .............            --            --         4,500          --

 Employee option exercises ....         8,300            83         5,385          --
 Interest accrued on notes 1
   receivable from
   shareholders ...............            --            --         3,938          --
 Other comprehensive loss -
   foreign currency
   translation adjustment .....            --            --            --          --

Net loss ......................            --            --            --          --
                                ------------- ------------- ------------- -----------
Total comprehensive loss ......            --            --            --          --

BALANCE AT MARCH 31, 2004 -
  UNAUDITED ...................    62,868,129 $     628,683 $ 162,331,180 $    (8,464)
                                ============= ============= ============= ===========



                                                                      NOTES       ACCUMULATED
                                                                   RECEIVABLE       OTHER          TOTAL
                                      ACCUMULATED    TREASURY         FROM      COMPREHENSIVE   COMPREHENSIVE
                                        DEFICIT        STOCK      SHAREHOLDERS  INCOME (LOSS)       LOSS          TOTAL
                                    -------------   ---------    -------------  --------------  ------------  -------------

BALANCE AT
 JANUARY 1, 2004 - NOTE 1 .....     $(109,681,893) $ (3,537,106) $ (1,203,881) $  104,429       $      --     $  22,044,127


CHANGES DURING THE THREE-MONTH
  PERIOD ENDED MARCH 31, 2004

 Issuance of shares, net ......            --             --             --             --             --        18,558,000
 Investment in subsidiary
   against issuance of shares .            --             --             --             --             --         2,006,828
 Issuance of shares on
   conversion of convertible
   debentures .................            --             --             --             --             --         1,121,000
 Issuance of shares on
   exercise of warrants .......            --             --             --             --             --         2,490,722
 Issuance of shares to
   consultants ................            --             --             --             --             --           171,680
 Compensation related to
   options and warrants
   issued to consultants and
   investors ..................            --             --             --             --             --         2,226,685
 Compensation related to
   non-recourse loan granted
   to shareholder .............            --             --             --             --             --             4,500

 Employee option exercises ....            --             --             --             --             --             5,468
 Interest accrued on notes
   receivable from
   shareholders ...............            --             --         (3,398)            --             --                --
 Other comprehensive loss -
   foreign currency
   translation adjustment .....            --             --             --       (303,527)      (303,527)         (303,527)

Net loss ......................    (4,306,155)            --             --             --     (4,306,155)       (4,306,155)
                                -------------  -------------  -------------  -------------  -------------     -------------
Total comprehensive loss ......            --             --             --             --     (4,494,380)               --

BALANCE AT MARCH 31, 2004 -
  UNAUDITED ................... $(113,988,048) $  (3,537,106) $  (1,207,819) $    (199,098)                      44,019,328
                                =============  =============  =============  =============                    =============

               The accompanying notes are an integral part of the
                       Consolidated Financial Statements.


         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. DOLLARS)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                              --------------------------------------------
                                                                                     2004                     2003
                                                                              --------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss for the period...................................................        (4,306,155)              (1,387,083)
   Net loss for the period from discontinued operations......................                 -                   95,962
   Adjustments required to reconcile net loss to net cash used in operating activities:
     Depreciation............................................................           236,408                  180,591
     Amortization of intangible assets.......................................           496,013                  311,771
     Amortization of deferred financial expenses.............................                 -                   78,750
     Amortization of compensation related to warrants issued to the holders
       of convertible debentures and beneficial conversion feature...........         1,117,093                  189,000
     Amortization of deferred expenses related to convertible debenture
       issuance..............................................................            73,667                   24,322 *
     Amortization of capitalized research and development projects...........             9,163                        -
     Stock-based compensation due to repricing of warrants granted to
       investors.............................................................         1,592,857                        -
     Stock-based compensation due to options granted to employees............             4,500                        -
     Write-off of inventory..................................................            41,487                   20,000
     Profit to minority......................................................               546                   43,227
     Impairment of fixed assets..............................................                 -                   62,332
     Interest income accrued on promissory notes due to purchase of
       subsidiary............................................................                 -                  (34,461)
     Interest accrued on certificates of deposit due within one year.........           (33,738)                    (762)
     Amortization of premium related to restricted securities................            33,993                        -
     Accrued interest on long-term loan......................................               449                        -
     Capital gain from sale of property and equipment........................            (5,744)                  (1,576)
     Accrued severance pay, net..............................................          (383,588)                  44,216
     Increase in deferred tax assets.........................................           (16,809)                       -
   Changes in operating asset and liability items:
     Decrease (increase) in trade receivables................................         2,108,359               (1,597,094)
     Decrease in unbilled revenues...........................................           544,000                        -
     Decrease in notes receivable............................................            97,741                        -
     Decrease (increase) in accounts receivable..............................            76,912                 (185,246)*
     Decrease (increase) in inventories......................................        (1,398,145)                  51,544
     Increase (decrease) in trade payables...................................           (53,819)                 408,449
     Decrease in deferred revenues...........................................          (467,562)                       -
     Increase (decrease) in accounts payable and accruals....................        (1,184,388)                (120,060)
                                                                              --------------------     -------------------
   NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS                  (1,416,760)              (1,816,118)
     (RECONCILED FROM CONTINUING OPERATIONS).................................
   NET CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS
      (RECONCILED FROM DISCONTINUED OPERATIONS)..............................           (56,116)                (171,737)
                                                                              --------------------     -------------------
   NET CASH USED IN OPERATING ACTIVITIES.....................................        (1,472,876)              (1,987,855)
                                                                              --------------------     -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Repayment of promissory note related to purchase of subsidiary..........           (75,000)                (750,000)
     Investment in subsidiary(1).............................................        (7,186,837)                       -
     Investment in subsidiary(2).............................................       (12,106,358)                       -
     Purchase of property and equipment......................................          (234,032)                (138,622)
     Increase in capitalized research and development projects...............           (67,482)                       -
     Proceeds from sale of property and equipment............................            10,284                    5,402
     Decrease in demo inventories, net.......................................             1,185                   32,040
     Purchase restricted securities and deposits, net........................        (8,418,569)                       -
                                                                              --------------------     -------------------
   NET CASH USED IN INVESTING ACTIVITIES.....................................       (28,076,809)                (851,180)
                                                                              --------------------     -------------------
FORWARD                                                                        $    (29,549,685)        $     (2,839,035)
                                                                              --------------------     -------------------

* Reclassified.

               The accompanying notes are an integral part of the
                       Consolidated Financial Statements.



         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. DOLLARS)

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                              --------------------------------------------
                                                                                     2004                     2003
                                                                              --------------------     -------------------
FORWARD                                                                        $    (29,549,685)        $     (2,839,035)
                                                                              --------------------     -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in short-term credit from banks................................           432,859                    7,062
     Proceeds from issuance of share capital, net............................        17,807,500                        -
     Proceeds from exercise of options.......................................             5,468                        -
     Proceeds from exercise of warrants......................................         2,490,722                        -
     Payment on capital lease obligation.....................................              (914)                  (1,935)
     Repayment of long-term loans............................................           (14,228)                       -
     Issuance of convertible debenture.......................................                 -                3,238,662 *
                                                                              --------------------     -------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES....................................        20,721,407                3,243,789
                                                                              --------------------     -------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................        (8,828,278)                 404,754

CASH EROSION DUE TO EXCHANGE RATE DIFFERENCES................................            (4,052)                       -

BALANCE OF CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD..........        13,685,125                1,457,526
                                                                              --------------------     -------------------

BALANCE OF CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD................  $      4,852,795         $      1,862,280
                                                                              ====================     ===================

SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Issuance of shares and warrants against accrued expenses...................... $      1,416,894         $              -
                                                                              ====================     ===================
Increase in restricted deposit due within one year...........................  $        110,114         $              -
                                                                              ====================     ===================
Investment in subsidiary against promissory note.............................  $      2,577,097         $              -
                                                                              ====================     ===================
Exercise of convertible debentures against shares............................  $      1,150,000         $              -
                                                                              ====================     ===================
Compensation related to issuance of warrants in connection with convertible
debenture and beneficial conversion feature of convertible debentures........  $              -         $      1,890,000
                                                                              ====================     ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION -  CASH (PAID) RECEIVED
  DURING THE PERIOD FOR:
         Interest............................................................  $        (94,865)        $         (7,384)
                                                                              ====================     ===================

  *  Reclassified.

(1) In January 2004, the Company acquired substantially all of the outstanding ordinary shares of Epsilor Electronic Industries, Ltd. ("Epsilor"). The net fair value of the assets acquired and the liabilities assumed, at the date of acquisition, was as follows:


Working capital, excluding cash and cash equivalents       $   (533,750)
(unaudited)...........................................
Fixed assets (unaudited)..............................          709,847
Intangible assets and goodwill (unaudited)............        9,587,837
                                                           ------------
                                                              9,763,934
Issuance of promissory note (unaudited)...............       (2,577,097)
                                                           ------------
                                                           $  7,186,837
                                                           ============

         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. DOLLARS)


(2) In January 2004, the Company acquired all of the outstanding common stock of FAAC Incorporated ("FAAC"). The net fair value of the assets acquired was as follows :

Working capital, excluding cash and cash equivalents       $  2,647,822
(unaudited)...........................................
Fixed assets (unaudited)..............................          263,669
Intangible assets and goodwill (unaudited)............       11,201,695
                                                           ------------
                                                             14,113,186
Issuance of shares, net (unaudited)...................       (2,006,828)
                                                           ------------
                                                           $ 12,106,358
                                                           ============

                              AROTECH CORPORATION

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

a. Company:

Arotech Corporation, formerly known as Electric Fuel Corporation ("Arotech" or the "Company"), and its subsidiaries provide defense and security products for the military, law enforcement and homeland security markets, including advanced zinc-air and lithium batteries and chargers, multimedia interactive simulators/trainers and lightweight vehicle armoring. The Company is primarily operating through IES Interactive Training Systems, Inc., a wholly-owned subsidiary based in Littleton, Colorado; FAAC Corporation, a wholly-owned subsidiary based in Ann Arbor, Michigan; Electric Fuel Battery Corporation, a wholly-owned subsidiary based in Auburn, Alabama; Electric Fuel Ltd. ("EFL") a wholly-owned subsidiary based in Beit Shemesh, Israel; Epsilor Electronic Industries, Ltd., a wholly-owned subsidiary located in Dimona, Israel; M.D.T. Protective Industries, Ltd., a majority-owned subsidiary based in Lod, Israel; and MDT Armor Corporation, a majority-owned subsidiary based in Auburn, Alabama.

b. Basis of presentation:

The accompanying interim consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at March 31, 2004 and the operating results and cash flows for the three months ended March 31, 2004 and 2003.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Under Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation ("SFAS No. 123"), pro forma information regarding net income and net earnings per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options is amortized over their vesting period and estimated at the date of grant using a Black-Scholes Option Valuation Model with the following weighted-average assumptions for the three months ended March 31, 2004 and 2003:

                               AROTECH CORPORATION


                                        THREE MONTHS ENDED MARCH 31,
                                      --------------------------------
                                          2004              2003
                                      -------------    ---------------
                                                (Unaudited)

               Risk free interest            2.8%             3.5%
               Dividend yields               0.0%             0.0%
               Volatility                    0.764            0.640
               Expected life                 5                5

Pro forma information under SFAS No. 123:

                                             THREE MONTHS ENDED MARCH 31,
                                              ---------------------------
                                                  2004           2003
                                              -------------    ----------
                                                         Unaudited
                                                 (U.S. Dollars, except per
                                                        share data)
                                              ---------------------------

Net loss as reported                          $  (4,306,155)  $(1,387,083)
                                              =============   ===========
Add: Stock-based compensation expense
   determined under fair value method for
   all awards, net of related tax effects     $    (210,283)     (551,397)
                                              =============   ===========

Pro forma net loss                            $  (4,516,438)  $(1,938,480)
                                              =============   ===========
Loss per share:
    Basic and diluted, as reported            $       (0.07)  $     (0.04)
                                              =============   ===========
    Diluted, pro form                         $       (0.08)  $     (0.06)
                                              =============   ===========

NOTE 2:  ACQUISITION OF EPSILOR

In January of 2004, the Company entered into a stock purchase agreement between itself and all of the shareholders of Epsilor Electronic Industries, Ltd. ("Epsilor"), pursuant to the terms of which the Company purchased all of the outstanding stock of Epsilor from Epsilor's existing shareholders. Epsilor develops and sells rechargeable and primary lithium batteries and smart chargers to the military, and to private industry in the Middle East, Europe and Asia. The total consideration of $10.0 million for the shares purchased consisted of
(i) cash in the amount of $7,000,000, and (ii) a series of three $1,000,000 promissory notes, due on the first, second and third anniversaries of the agreement, which were recorded at their fair value of $2,577,097.

Based upon a preliminary valuation of tangible and intangible assets acquired, Arotech has allocated the total cost of the acquisition to Epsilor's assets as follows (unaudited):

                               AROTECH CORPORATION

Tangible assets acquired                                   $      2,360,968
Intangible assets
         Technology                                                 159,364
         Customer list                                            4,889,671
         Goodwill                                                 4,538,801
Liabilities assumed                                              (2,184,870)
                                                          -----------------
Total consideration                                        $      9,763,934
                                                          =================

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill arising from acquisitions will not be amortized. In lieu of amortization, Arotech is required to perform an annual and interim impairment review. If Arotech determines, through the impairment review process, that goodwill has been impaired, it will record the impairment charge in its statement of operations. Arotech will also assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

NOTE 3:  ACQUISITION OF FAAC

In January of 2004, the Company entered into a stock purchase agreement with the shareholders of FAAC Incorporated ("FAAC"), pursuant to the terms of which it acquired all of the issued and outstanding common stock of FAAC, a leading provider of driving simulators, systems engineering and software products to the United States military, government and private industry.

The consideration for the purchase consisted of (i) cash in the amount of $12.0 million, and (ii) the issuance of a total of 1,003,856 shares of our common stock, $0.01 par value per share, having a value of $2.0 million. Additionally, there is an earn-out based on 2004 net pretax profit, with an additional earn-out on the 2005 net profit from certain specific and limited programs. The total consideration of $14.0 million was determined based upon arm's-length negotiations between the Company and FAAC's shareholders.

Based upon a preliminary valuation of tangible and intangible assets acquired, Arotech has allocated the total cost of the acquisition to FAAC's assets as follows (unaudited):

Tangible assets acquired                                   $      5,684,583
Intangible assets
         Technology                                               4,610,000
         Existing contracts                                         636,000
         Website                                                     14,000
         Customer list                                            1,125,000
         Trademarks                                                 360,000
         Goodwill                                                 4,456,695
Liabilities assumed                                              (2,770,843)
                                                          -----------------
Total consideration                                        $     14,115,436
                                                          =================

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill arising from acquisitions will not be amortized. In lieu of amortization, Arotech is required to perform an annual and interim impairment review. If Arotech determines, through the impairment review process, that goodwill has been impaired, it will record the impairment charge in its statement of operations. Arotech will also assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

                               AROTECH CORPORATION

NOTE 4:  PRO FORMA FINANCIAL INFORMATION

In January 2004, the Company acquired FAAC and Epsilor, as more fully described in "Note 2 - Acquisition of Epsilor" and "Note 3 - Acquisition of FAAC," above (the "Acquisitions"). The following summary pro forma information includes the effects of the Acquisitions. The pro forma data for the three months ended March 31, 2004 and 2003 are presented as if the Acquisitions had been completed on January 1, 2004 and 2003, respectively. This pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the Acquisitions taken place at the beginning of the period, nor do they purport to be indicative of the results that will be obtained in the future.


                                                     THREE MONTHS ENDED MARCH 31,
                                                ---------------------------------------
                                                      2004                  2003
                                                -----------------     -----------------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                            (Unaudited)

Total revenues................................   $      7,182          $      7,452
                                                =================     =================
Gross profit..................................          2,625                 3,217
                                                =================     =================
Net loss......................................         (4,306)               (1,132)
                                                =================     =================
Basic and diluted net loss per share..........   $     (0.07)          $     (0.03)
                                                =================     =================


NOTE 5:  INVENTORIES

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

                                    MARCH 31, 2004      DECEMBER 31, 2003
                                  ------------------    -----------------
                                     (Unaudited)           (Note 1.b.)

Raw materials...................   $   2,566,681         $     657,677
Work-in-progress................         727,002               634,221
Finished goods..................       1,249,216               622,851
                                  ------------------    -----------------
                                   $   4,542,899         $   1,914,748
                                  ==================    =================

NOTE 6:  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46") which clarifies the application of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. First, FIN No. 46 will require identification of the Company's participation in variable interest entities
(VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIEs, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN No. 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after December 15, 2003. FIN No. 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The adoption of FIN No. 46 has not had a material impact on the Company's results of operations or financial position.

                               AROTECH CORPORATION

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 has not had a material impact on the Company's results of operations or financial position.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of SFAS No. 150 has not had a material effect on the Company's financial position, results of operations or cash flows.

NOTE 7:  SEGMENT INFORMATION

a. General:

The Company and its subsidiaries operate primarily in three business segments and follow the requirements of SFAS No. 131.

The Company previously managed its business in two reportable segments organized on the basis of differences in its related products and services. With the acquisition of FAAC and Epsilor early in 2004, the Company reorganized into three segments: Simulation, Training and Consulting; Battery and Power Systems; and Armored Vehicles. As a result the Company reclassified information previously reported in order to comply with new segment reporting.

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

b. The following is information about reported segment revenues, income (losses) and assets for the three months ended March 31, 2004 and 2003 (in U.S. dollars):

                               AROTECH CORPORATION


                                           SIMULATION,
                                           TRAINING AND      BATTERY AND          ARMORED
                                           CONSULTING        POWER SYSTEMS        VEHICLES           ALL OTHERS           TOTAL
                                         ---------------    ---------------    ---------------    ---------------    --------------
THREE MONTHS ENDED MARCH 31, 2004
Revenues from outside customers           $  3,212,082       $  2,505,621       $  1,464,550       $          -       $ 7,182,254
Depreciation expenses and amortization        (385,100)          (282,870)           (29,450)           (35,000)         (732,421)
Direct expenses (1)                         (3,167,491)        (2,463,960)        (1,328,452)        (2,519,963)       (9,479,866)
                                                                                                  ---------------    --------------
Segment gross profit (loss)               $   (340,509)      $   (241,209)      $    106,648       $ (2,554,963)       (3,030,033)
                                         ===============    ===============    ===============    ===============
Financial  expense (after  deduction of
minority interest)                                                                                                     (1,276,122)
                                                                                                                     --------------
Net loss from continuing operations                                                                                   $(4,306,155)
                                                                                                                     ==============
Segment assets                              18,795,589         12,629,305          3,360,366            439,646        35,224,906
                                         ===============    ===============    ===============    ===============    ==============

THREE MONTHS ENDED MARCH 31, 2003
Revenues from outside customers           $  1,958,446       $    828,645       $  1,246,362       $          -       $ 4,033,453
Depreciation expenses and amortization        (271,821)          (119,024)           (53,517)           (48,000)         (492,362)
Direct expenses (1)                         (1,725,235)          (991,690)        (1,150,274)          (719,547)       (4,586,746)
                                         ---------------    ---------------    ---------------    ---------------    --------------
Segment gross profit (loss)               $    (38,610)      $   (282,069)      $     42,571       $   (767,547)       (1,045,655)
                                         ===============    ===============    ===============    ===============
Financial  income  (after  deduction of
minority interest)                                                                                                       (245,466)
                                                                                                                     --------------
Net loss from continuing operations                                                                                   $(1,291,121)
                                                                                                                     ==============
Segment assets                               6,551,606          2,135,749          2,124,422            469,436        11,281,213
                                         ===============    ===============    ===============    ===============    ==============


(1)   Including  sales  and  marketing,   general  and  administrative  and  tax
      expenses.
(2)   Consisting of property and equipment, inventory and intangible assets.

NOTE 8:  CONVERTIBLE DEBENTURES

a. 9% Secured Convertible Debentures due June 30, 2005

Pursuant to the terms of a Securities Purchase Agreement dated December 31, 2002, the Company issued and sold to a group of institutional investors an aggregate principal amount of 9% secured convertible debentures in the amount of $3.5 million due June 30, 2005. These debentures are convertible at any time prior to June 30, 2005 at a conversion price of $0.75 per share (see also Note 9.a). The conversion price of these debentures was adjusted to $0.64 per share in April 2003. In accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," the terms of convertible debentures are not treated as changed or modified when the cash flow effect on a present value basis is less than 10%, and therefore the Company did not record any compensation related to the change in the conversion price of the convertible debentures.

During the three months ended March 31, 2004, the remaining $1,150,000 of 9% secured convertible debentures outstanding was converted into an aggregate of 1,796,875 shares of common stock.

In determining whether the convertible debentures include a beneficial conversion feature in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Continently Adjustable Conversion Ratios" and EITF 00-27, the total proceeds were allocated to the convertible debentures and the detachable warrants based on their relative fair values. In connection with these convertible debentures, the Company recorded financial expenses of $600,000 with respect to the beneficial conversion feature. The $600,000 was amortized from the date of issuance to the actual conversion date as financial expenses.

                               AROTECH CORPORATION

During the three months ended March 31, 2004, the Company recorded an expense of $118,286, all which was attributable to amortization due to conversion of the convertible debenture into shares.

b. 8% Secured Convertible Debentures due September 30, 2006

Pursuant to the terms of a Securities Purchase Agreement dated September 30, 2003, the Company issued and sold to a group of institutional investors an aggregate principal amount of 8% secured convertible debentures in the amount of $5.0 million due September 30, 2006. These debentures are convertible at any time prior to September 30, 2006 at a conversion price of $1.15 per share, or a maximum aggregate of 4,347,826 shares of common stock (see also Note 9.b).

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

During the three months ended March 31, 2004 the Company recorded an expense of $39,424, all of which was attributable to amortization of the beneficial conversion feature of the convertible debenture over its term.

c. 8% Secured Convertible Debentures due December 31, 2006

Pursuant to the terms of a Securities Purchase Agreement dated September 30, 2003, the Company issued and sold to a group of institutional investors an aggregate principal amount of 8% secured convertible debentures in the amount of $6.0 million due December 31, 2006. These debentures are convertible at any time prior to December 31, 2006 at a conversion price of $1.45 per share, or a maximum aggregate of 4,137,931 shares of common stock (see also Note 9.c).

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

During the three months ended March 31, 2004 the Company recorded an expense of $257,236, all of which was attributable to amortization of the beneficial conversion feature of the convertible debenture over its term.

                               AROTECH CORPORATION

NOTE 9:  WARRANTS

a. Warrants issued in connection with the 9% Secured Convertible Debentures due June 30, 2005

As part of the securities purchase agreement on December 31, 2002 (see Note 8.a), the Company issued to the purchasers of its 9% secured convertible debentures due June 30, 2005, warrants, as follows: (i) Series A Warrants to purchase an aggregate of 1,166,700 shares of common stock at any time prior to December 31, 2007 at a price of $0.84 per share; (ii) Series B Warrants to purchase an aggregate of 1,166,700 shares of common stock at any time prior to December 31, 2007 at a price of $0.89 per share; and (iii) Series C Warrants to purchase an aggregate of 1,166,700 shares of common stock at any time prior to December 31, 2007 at a price of $0.93 per share. The exercise price of these warrants was adjusted to $0.64 per share in April 2003.

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

During the three months ended March 31, 2003, the Company recorded an expense of $73,714 for amortization of these debt discounts over their term, which is included in financial expenses.

b. Warrants issued in connection with the 8% Secured Convertible Debentures due September 30, 2006

As part of the securities purchase agreement on September 30, 2003 (see Note 8.b), the Company issued to the purchasers of its 8% secured convertible debentures due September 30, 2006, warrants to purchase an aggregate of 1,250,000 shares of common stock at any time prior to September 30, 2006 at a price of $1.4375 per share.

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

During the three months ended March 31, 2004, an aggregate of 500,000 shares were issued pursuant to exercises of these warrants.

During the three months ended March 31, 2004, the Company recorded an expense of $396,860, of which $51,203 was attributable to amortization of the debt discount over their term and $345,657 was attributable to amortization due to exercise of warrants. Those expenses were included in the financial expenses.

                               AROTECH CORPORATION

c. Warrants issued in connection with 8% Secured Convertible Debentures due December 31, 2006

As a further part of the securities purchase agreement on September 30, 2003 (see Note 8.c), the Company issued to the purchasers of its 8% secured convertible debentures due December 31, 2006, warrants to purchase an aggregate of 1,500,000 shares of common stock at any time prior to December 31, 2006 at a price of $1.8125 per share. Additionally, the Company issued to the investors supplemental warrants to purchase an aggregate of 1,038,000 shares of common stock at any time prior to December 31, 2006 at a price of $2.20 per share.

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

During the three months ended March 31, 2003, the Company recorded an expense of $231,573 for amortization of these debt discounts over their term, which is included in financial expenses.

d. Warrants issued to an investor

In November 2000 and May 2001, the Company issued a total of 916,667 warrants to an investor, which warrants contained certain antidilution provisions: a Series A warrant to purchase 666,667 shares of the Company's common stock at a price of $3.50 per share, and a Series C warrant to purchase 250,000 shares at a price of $3.08 per share. Operation of the antidilution provisions provided that the Series A warrant should be adjusted to be a warrant to purchase 888,764 shares at a price of $2.67 per share, and the Series C warrant should be adjusted to be a warrant to purchase 333,286 shares at a price of $2.35 per share. After negotiations, the investor agreed to exercise its warrants immediately, in exchange for a lowering of the exercise price to $1.45 per share, and the issuance of a new six-month Series D warrant to purchase 1,222,050 shares at an exercise price of $2.10 per share. The new Series D warrant would not have similar antidilution provisions. As a result of this repricing and the issuance of these new warrants, the Company recorded a compensation expense in the amount of approximately $1,299,690 in the first quarter of 2004.

NOTE 10: ISSUANCE OF SHARES AND WARRANTS

Pursuant to the terms of a Securities Purchase Agreement dated January 7, 2004 by and between the Company and several institutional investors, the Company issued and sold (i) an aggregate of 9,840,426 shares of the Company's common stock at a purchase price of $1.88 per share, and (ii) three-year warrants to purchase up to an aggregate of 9,840,426 shares of the Company's common stock at any time beginning six months after closing at an exercise price per share of $1.88. Gross proceeds of this offering were approximately $18.5 million.

                               AROTECH CORPORATION

NOTE 11: LITIGATION SETTLEMENT

On February 4, 2004, the Company entered into an agreement settling the litigation brought against it in the Tel-Aviv, Israel district court by I.E.S. Electronics Industries, Ltd. ("IES Electronics") and certain of its affiliates in connection with the Company's purchase of the assets of its IES Interactive Training, Inc. from IES Electronics in August 2002. The litigation had sought monetary damages in the amount of approximately $3.0 million.

Pursuant to the terms of the settlement agreement, in addition to agreeing to dismiss their lawsuit with prejudice, IES Electronics agreed (i) to cancel the Company's $450,000 debt to IES Electronics that had been due on December 31, 2003, and (ii) to transfer to the Company title to certain certificates of deposit in the approximate principal amount of $112,000.

In consideration of the foregoing, the Company issued to IES Electronics (i) 450,000 shares of its common stock, and (ii) five-year warrants to purchase up to an additional 450,000 shares of its common stock at a purchase price of $1.91 per share.

NOTE 12: SUBSEQUENT EVENTS

a. Conversion of debentures:

In April 2004, a total of $850,000 principal amount of debentures was converted into an aggregate of 649,176 shares of our common stock.

b. Exercise of warrants:

In May 2004, warrants to purchase a total of 337,500 shares of common stock, having an aggregate exercise price of $541,406 and issued in connection with the issuance of the Company's debentures, were exercised.

c. Amendment to Certificate of Incorporation:

In February 2004, the Board of Directors of the Company approved a proposed amendment to Article Four of the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 100,000,000 to 250,000,000. The Board directed that the proposed amendment be submitted to a vote of the Company's stockholders at the Company's next annual meeting of stockholders, to be held on June 14, 2004.

                               AROTECH CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve inherent risks and uncertainties. When used in this discussion, the words "believes," "anticipated," "expects," "estimates" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those set forth elsewhere in this report. Please see "Risk Factors," below, and in our other filings with the Securities and Exchange Commission.

      Arotech(TM) is a trademark and Electric Fuel(R) is a registered trademark of Arotech Corporation. All company and product names mentioned may be trademarks or registered trademarks of their respective holders. Unless the context requires otherwise, all references to us refer collectively to Arotech Corporation and its subsidiaries.

      The following discussion and analysis should be read in conjunction with the interim financial statements and notes thereto appearing elsewhere in this Quarterly Report. We have rounded amounts reported here to the nearest thousand, unless such amounts are more than 1.0 million, in which event we have rounded such amounts to the nearest hundred thousand.

EXECUTIVE SUMMARY

      DIVISIONS AND SUBSIDIARIES

      We  operate   primarily  as  a  holding   company,   through  our  various
subsidiaries, which we have organized into three divisions. Our divisions and subsidiaries (all 100% owned by us, unless otherwise noted) are as follows:

>>    Our  SIMULATION,   TRAINING  AND  CONSULTING  DIVISION,   which  develops,
      manufactures and markets advanced hi-tech multimedia and interactive digital solutions for use-of-force and driving training of military, law enforcement and security personnel, as well as offering security consulting and other services, consisting of:

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

                               AROTECH CORPORATION

o Arocon Security Corporation, located in New York, New York, which provides security consulting and other services, focusing on protecting life, assets and operations with minimum hindrance to personal freedom and daily activities ("Arocon").

>> Our BATTERY AND POWER SYSTEMS DIVISION, which manufactures and sells Zinc-Air and lithium batteries for defense and security products and other military applications and pioneers advancements in Zinc-Air battery technology for electric vehicles, consisting of:

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

>> Our ARMORED VEHICLE DIVISION, which utilizes sophisticated lightweight materials and advanced engineering processes to armor vehicles, consisting of:

o MDT Protective Industries, Ltd., located in Lod, Israel, which specializes in using state-of-the-art lightweight ceramic materials, special ballistic glass and advanced engineering processes to fully armor vans and cars, and is a leading supplier to the Israeli military, Israeli special forces and special services ("MDT") (75.5% owned by us); and

o MDT Armor Corporation, located in Auburn, Alabama, which conducts MDT's United States activities ("MDT Armor") (88% owned by us).

      OVERVIEW OF RESULTS OF OPERATIONS

      We incurred significant operating losses for the years ended December 31, 2001, 2002 and 2003 and for the first three months of 2004. While we expect to continue to derive revenues from the sale of products that we manufacture and the services that we provide, there can be no assurance that we will be able to achieve or maintain profitability on a consistent basis.

      During 2003, we substantially increased our revenues and reduced our operating loss, from $18.5 million in 2002 to $9.0 million in 2003. This was achieved through a combination of cost-cutting measures and increased revenues, particularly from the sale of Zinc-Air batteries to the military and from sales of interactive training systems by IES. We believe that our acquisitions of FAAC and Epsilor will contribute to our goal of achieving profitability.

                               AROTECH CORPORATION

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

      A portion of our operating loss during the first three months of 2004 arose as a result of non-cash charges. These charges were primarily related to our acquisitions and to our raising capital. Because we anticipate continuing these activities during 2004, we expect to continue to incur such non-cash charges in the future.

      Non-cash charges related to acquisitions arise when the purchase price for an acquired company exceeds the company's book value. In such a circumstance, a portion of the excess of the purchase price is recorded as goodwill, and a portion as intangible assets. In the case of goodwill, the assets recorded as goodwill are not amortized; instead, we are required to perform an annual impairment review. If we determine, through the impairment review process, that goodwill has been impaired, we must record the impairment charge in our statement of operations. Intangible assets are amortized in accordance with their useful life. Accordingly, for a period of time following an acquisition, we incur a non-cash charge in the amount of a fraction (based on the useful life of the intangible assets) of the amount recorded as intangible assets. Our acquisitions of FAAC and Epsilor resulted in our incurring similar non-cash charges during the first three months of 2004.

      As a result of the application of the above accounting rule, we incurred non-cash charges related to our acquisitions in the amount of $496,013 during the first three months of 2004.

      The non-cash charges that relate to our financings occurred in connection with our sale of convertible debentures with warrants. When we issue convertible debentures, we record an expense for a beneficial conversion feature that is amortized ratably over the life of the debenture. When a debenture is converted, however, the entire remaining unamortized beneficial conversion feature expense is immediately recognized in the quarter in which the debenture is converted. Similarly, when we issue warrants in connection with convertible debentures, we record an expense for financial expenses that is amortized ratably over the term of the warrant; when the warrant is exercised, the entire remaining unamortized financial expense is immediately recognized in the quarter in which the warrant is exercised. As and to the extent that our remaining convertible debentures and warrants are converted and exercised, we would incur similar non-cash charges going forward.

      As a result of the application of the above accounting rule, we incurred non-cash charges related to our financings in the amount of $1,117,093 during the first three months of 2004.

      Additionally, in an effort to improve our cash situation and our shareholders' equity, during the first three months of 2004 we induced holders of certain of our warrants to exercise their warrants by lowering the exercise price of the warrants in exchange for immediate exercise of such warrants, and by issuing to such investors new warrants at a higher exercise price. Under such circumstances, accounting rules require us to record a compensation expense in an amount determined based upon the fair value of the new warrants (using a Black-Scholes pricing model). As and to the extent that we engage in similar warrant repricings and issuances in the future, we would incur similar non-cash charges.

      As a result of the application of the above accounting rule, we incurred non-cash charges related to warrant repricings in the amount of $1,299,690 during the first three months of 2004.

                               AROTECH CORPORATION

      In addition, we incurred non-cash charges in the amount of $293,167 during the first three months of 2004 as a result of warrants granted to some of our investors in the past.

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

      The majority of financial transactions of our Israeli subsidiaries MDT and Epsilor, is in New Israel Shekels ("NIS") and a substantial portion of MDT's and Epsilor's costs is incurred in NIS. Management believes that the NIS is the functional currency of MDT and Epsilor. Accordingly, the financial statements of MDT and Epsilor have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive loss in shareholders' equity.

      OVERVIEW OF OPERATING PERFORMANCE AND BACKLOG

      We shut down our money-losing consumer battery operations and began acquiring new businesses in the defense and security field in 2002. Since then, we have concentrated on eliminating our operating deficit and moving Arotech to cash-flow positive operations. In order to do this, we have focused on acquiring businesses with strong revenues and profitable operations.

      In the first three months of 2004, IES experienced a substantial slowdown of new sales. As of March 31, 2004, our backlog for our Simulation, Training and Consulting Division totaled $5.5 million, most of which was attributable to FAAC.

      In our Battery and Power Systems Division, EFB and Epsilor had revenues roughly in line with expectations. As of March 31, 2004, our backlog for our Battery and Power Systems Division totaled $7.2 million.

      In our Armored Vehicle Division, MDT Armor experienced an increase in revenues during the first three months of 2004 as a result of new orders in connection with the War in Iraq. As of March 31, 2004, our backlog for our Armored Vehicle Division totaled $8.8 million.

                               AROTECH CORPORATION

RESULTS OF OPERATIONS

      PRELIMINARY NOTE

      Results for the three  months  ended March 31, 2004 include the results of
FAAC and Epsilor for such period as a result of our acquisitions of these companies early in the first quarter of 2004. The results of FAAC and Epsilor were not included in our operating results for the three months ended March 31, 2003. Accordingly, the following period-to-period comparisons should not necessarily be relied upon as indications of future performance.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

         REVENUES. During the first three months of 2004, we (through our subsidiaries) recognized revenues as follows:

>> IES and FAAC recognized revenues from the sale of interactive use-of-force training systems and from the provision of warranty services in connection with such systems;

>> MDT and MDT Armor recognized revenues from payments under vehicle armoring contracts and for service and repair of armored vehicles;

>> EFB and Epsilor recognized revenues from the sale of batteries, chargers and adapters to the military, and under certain development contracts with the U.S. Army;

>>    Arocon recognized revenues under consulting agreements; and

      >> EFL recognized revenues from the sale of lifejacket lights and from subcontracting fees received in connection with Phase IV of the United States Department of Transportation (DOT) electric bus program.

      Revenues for the three months ended March 31, 2004 totaled $7.2 million, compared to $4.0 million in the comparable period in 2003, an increase of $3.1 million, or 78%. This increase was primarily attributable to the following factors:

>>    Increased  revenues from our Armored Vehicle  Division,  particularly  MDT
      Armor;

>>    Increased   revenues  from  our  Battery  and  Power   Systems   Division,
      particularly CECOM revenues from EFB;

>> Revenues from FAAC and Epsilor present in the first quarter of 2004 that were not present in the corresponding period of 2003.

      These revenues were offset to some extent by

      >>    Decreased revenues from our IES subsidiary.

      In the first quarter of 2004, revenues were $3.2 million for the Simulation, Training and Consulting Division (compared to $2.0 million in the first quarter of 2003, an increase of $1.3 million, or 64%, due primarily to the added revenues of FAAC, offset to some extent by decreased revenues from IES); $2.5 million for the Battery and Power Systems Division (compared to $829,000 in the first quarter of 2003, an increase of $1.7 million, or 202%, due primarily to increased sales of our Zinc-Air military batteries and the added revenues of Epsilor); and $1.5 million for the Armored Vehicle Division (compared to $1.2 million in the first quarter of 2003, an increase of $218,000, or 18%, due primarily to increased revenues from MDT Armor).

                               AROTECH CORPORATION

      COST OF REVENUES AND GROSS PROFIT. Cost of revenues totaled $4.6 million during the first quarter of 2004, compared to $2.6 million in the first quarter of 2003, an increase of $1.9 million, or 73%, due primarily to increased sales in all divisions.

      Direct expenses for our three divisions during the first quarter of 2004 were $3.2 million for the Simulation, Training and Consulting Division (compared to $1.7 million in the first quarter of 2003, an increase of $1.4 million, or 84%, due primarily the added expenses of FAAC, offset to some extent by decreased sales by IES); $2.5 million for the Battery and Power Systems Division (compared to $1.0 million in the first quarter of 2003, an increase of $1.5 million, or 148%, due primarily to increased in sales of our Zinc-Air military batteries and the added revenues of Epsilor ($738,000); and $1.3 million for the Armored Vehicle Division (compared to $1.2 million in the first quarter of 2003, an increase of $178,000, or 15%, due primarily to increased revenues from MDT Armor).

      Gross profit was $2.6 million during the first quarter of 2004, compared to $1.4 million during the first quarter of 2003, an increase of $1.2 million, or 88%. This increase was the direct result of all factors presented above, most notably the presence of FAAC and Epsilor in our results and the increase in vehicle armoring revenues.

      RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the first quarter of 2004 were $464,000, compared to $358,000 during the first quarter of 2003, an increase of $105,000, or 29%. This increase was the result of the inclusion of the research and development expenses of FAAC and Epsilor in our results this quarter.

      SALES AND MARKETING EXPENSES. Sales and marketing expenses for the first quarter of 2004 were $1.0 million, compared to $704,000 the first quarter of 2003, an increase of $317,000, or 45%. This increase was primarily attributable to the following factors:

      >> The inclusion of the sales and marketing expenses of FAAC and Epsilor in our results for 2004; and

      >> We incurred expenses in connection with new activities by our Arocon and MDT Armor subsidiaries.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the first quarter of 2004 were $3.7 million compared to $1.0 million in the first quarter of 2003, an increase of $2.7 million, or 263%. This increase was primarily attributable to the following factors:

                               AROTECH CORPORATION

      >> The inclusion of the general and administrative expenses of FAAC and Epsilor in our results for 2004;

      >> Expenses in 2004 in connection with warrant repricings and grants of new warrants, in the amount of $1.6 million, that were not present in 2003; and

      >> Increases in other general and administrative expenses in comparison to 2003, such as employee accruals and amortization of certain expenses related to convertible debentures.

      FINANCIAL EXPENSES, NET. Financial expenses, net of interest income and exchange differentials, totaled approximately $1.3 million in the first quarter of 2004 compared to $261,000 in the first quarter of 2003, a difference of $1.0 million. This difference was due primarily to amortization of compensation related to the issuance of convertible debentures, as well as interest expenses related to those debentures.

      INCOME TAXES. We and certain of our subsidiaries incurred net operating losses during 2004 and, accordingly, we were not required to make any provision for income taxes. With respect to those of our subsidiaries that operated at a net profit during 2004, we were able to offset federal taxes against our loss carryforwards. We recorded a total of $5,000 in tax income in the first quarter of 2004, on account of deferred tax assets with respect to certain of our subsidiaries. In the first quarter of 2003, we did not accrue any tax expenses.

      AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets totaled $496,000 in the first quarter of 2004, compared to $312,000 the first quarter of 2003, an increase of $184,000, or 59%. $226,000 of this amortization was attributable to FAAC and $142,000 was attributable to Epsilor.

      NET LOSS. Due to the factors cited above, we reported a net loss of $4.3 million in the first quarter of 2004, compared to a net loss of $1.4 million the first quarter of 2003, an increase of $2.9 million.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2004, we had $4.9 million in cash, $5.7 million in restricted collateral securities and cash deposits due within one year, $3.8 million in long-term restricted securities and deposits, and $124,000 in marketable securities, as compared to at December 31, 2003, when we had $13.7 million in cash and $706,000 in restricted cash deposits due within one year. The decrease in cash was primarily the result of the costs of the acquisitions of FAAC and Epsilor, and working capital needed in our other segments.

      We used available funds in the first quarter of 2004 primarily for acquisitions, sales and marketing, continued research and development expenditures, and other working capital needs. We increased our investment in fixed assets during the quarter ended March 31, 2004 by $234,000 over the investment as at December 31, 2003, primarily in the Battery and Power Systems Division and in the Simulation, Training and Consulting Division. Our fixed assets amounted to $3.2 million at quarter end.

      Net cash used in operating activities from continuing operations for the three months ended March 31, 2004 and 2003 was $1.4 million and $1.8 million, respectively, a decrease of $399,000, or 22%. This decrease was primarily the result of changes in operating assets and liabilities, particularly a decrease in trade receivables.

                               AROTECH CORPORATION

      Net cash used in investing activities for the three months ended March 31, 2004 and 2003 was $28.1 million and $851,000, respectively, an increase of $27.0 million. This increase was primarily the result of our investment in the acquisition of FAAC and Epsilor in 2004.

      Net cash provided by financing activities for the three months ended March 31, 2004 and 2003 was $20.7 million and $3.2 million, respectively, an increase of $17.5 million, or 539%. This increase was primarily the result of higher amounts of funds raised through sales of our securities in 2004 compared to 2003.

      During the three months ended March 31, 2004, certain of our employees exercised options under our registered employee stock option plan. The proceeds to us from the exercised options were approximately $5,000.

      On January 7, 2004, we issued (i) an aggregate of 9,840,426 shares of our common stock at a purchase price of $1.88 per share, and (ii) three-year warrants to purchase up to an aggregate of 9,840,426 shares of our common stock at any time beginning six months after closing at an exercise price per share of $1.88, as more fully described in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on January 8, 2004. Gross proceeds of this offering were approximately $18.5 million.

      As of March 31, 2004, we had (based on the contractual amount of the debt and not on the accounting valuation of the debt) approximately $9.4 million in long term bank and certificated debt outstanding, of which $7.2 million was convertible debt, and approximately $2.0 million in short-term debt.

      Our current debt agreements grant to our investors a right of first refusal on any future financings, except for underwritten public offerings in excess of $30 million. We do not believe that this covenant will materially limit our ability to undertake future financings.

      Based on our internal forecasts, we believe that our present cash position and anticipated cash flows from operations should be sufficient to satisfy our current estimated cash requirements through the next year. This belief is based on certain assumptions that our management believes to be reasonable, some of which are subject to the risk factors detailed below. Over the long term, we will need to become profitable, at least on a cash-flow basis, and maintain that profitability in order to avoid future capital requirements. Additionally, we would need to raise additional capital in order to fund any future acquisitions.

                                  RISK FACTORS

      The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Report and presented elsewhere by management from time to time.

                               AROTECH CORPORATION

BUSINESS-RELATED RISKS

      WE HAVE HAD A HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES.

      We were incorporated in 1990 and began our operations in 1991. We have funded our operations principally from funds raised in each of the initial public offering of our common stock in February 1994; through subsequent public and private offerings of our common stock and equity and debt securities convertible into shares of our common stock; research contracts and supply contracts; funds received under research and development grants from the
Government of Israel; and sales of products that we and our subsidiaries manufacture. We have incurred significant operating losses since our inception. Additionally, as of March 31, 2004, we had an accumulated deficit of approximately $114.0 million. There can be no assurance that we will ever be able to maintain profitability consistently or that our business will continue to exist.

      OUR EXISTING INDEBTEDNESS MAY ADVERSELY AFFECT OUR ABILITY TO OBTAIN ADDITIONAL FUNDS AND MAY INCREASE OUR VULNERABILITY TO ECONOMIC OR BUSINESS DOWNTURNS.

      Our bank and certificated indebtedness aggregated approximately $11.4 million as of March 31, 2004. Accordingly, we are subject to the risks associated with indebtedness, including:

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

WE MAY NOT BE SUCCESSFUL IN OPERATING A NEW BUSINESS.

      Prior to the acquisitions of IES and MDT in 2002 and the acquisitions of FAAC and Epsilor in January 2004, our primary business was the marketing and sale of products based on primary and refuelable Zinc-Air fuel cell technology and advancements in battery technology for defense and security products and other military applications, electric vehicles and consumer electronics. As a result of our acquisitions, a substantial component of our business is the marketing and sale of hi-tech multimedia and interactive training solutions and sophisticated lightweight materials and advanced engineering processes used to armor vehicles. These are new businesses for us and our management group has limited experience operating these types of businesses. Although we have retained our acquired companies' management personnel, we cannot assure that such personnel will continue to work for us or that we will be successful in managing this new business. If we are unable to successfully operate these new businesses, our business, financial condition and results of operations could be materially impaired.

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

                               AROTECH CORPORATION

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

                               AROTECH CORPORATION

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

                               AROTECH CORPORATION

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

      Some of our contracts are fixed-price contracts under which we bear the risk of any cost overruns. Our profits are adversely affected if our costs under these contracts exceed the assumptions that we used in bidding for the contract. In the first three months of 2004, approximately 27% of our revenues were derived from fixed-price contracts for both defense and non-defense related government contracts. Often, we are required to fix the price for a contract before we finalize the project specifications, which increases the risk that we will mis-price these contracts. The complexity of many of our engagements makes accurately estimating our time and resources more difficult.

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

                               AROTECH CORPORATION

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

                               AROTECH CORPORATION

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

                               AROTECH CORPORATION

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

                               AROTECH CORPORATION

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

                               AROTECH CORPORATION

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

A SUBSTANTIAL NUMBER OF OUR SHARES ARE AVAILABLE FOR SALE IN THE PUBLIC MARKET AND SALES OF THOSE SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

      Sales of a substantial number of shares of common stock into the public market, or the perception that those sales could occur, could adversely affect our stock price or could impair our ability to obtain capital through an offering of equity securities. As of May 15, 2004, we had 64,868,912 shares of common stock issued and outstanding. Of these shares, most are freely transferable without restriction under the Securities Act of 1933, and a substantial portion of the remaining shares may be sold subject to the volume restrictions, manner-of-sale provisions and other conditions of Rule 144 under the Securities Act of 1933.

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

EXERCISE OF OUR WARRANTS, OPTIONS AND CONVERTIBLE DEBT COULD ADVERSELY AFFECT OUR STOCK PRICE AND WILL BE DILUTIVE.

      As of May 7, 2004, there were outstanding warrants to purchase a total of 18,570,040 shares of our common stock at a weighted average exercise price of $1.84 per share, options to purchase a total of 8,486,790 shares of our common stock at a weighted average exercise price of $1.30 per share (not including 940,502 options granted contingent on shareholder approval of a new stock option plan), of which 5,216,017 were vested, at a weighted average exercise price of $1.52 per share, and outstanding debentures convertible into a total of 4,036,732 shares of our common stock at a weighted average conversion price of $1.39 per share. Holders of our options, warrants and convertible debt will probably exercise or convert them only at a time when the price of our common stock is higher than their respective exercise or conversion prices. Accordingly, we may be required to issue shares of our common stock at a price substantially lower than the market price of our stock. This could adversely affect our stock price. In addition, if and when these shares are issued, the percentage of our common stock that existing stockholders own will be diluted.

                               AROTECH CORPORATION

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

                               AROTECH CORPORATION

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

                               AROTECH CORPORATION

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

FOREIGN CURRENCY EXCHANGE RATE RISK

      Since a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2004. Our research, development and production activities are primarily carried out by our Israeli subsidiary, EFL, at its facility in Beit Shemesh, and accordingly we have sales and expenses in NIS. Additionally, our MDT and Epsilor subsidiaries operate primarily in NIS. However, the majority of our sales are made outside Israel in U.S. dollars, and a substantial portion of our costs are incurred in U.S. dollars. Therefore, our functional currency is the U.S. dollar.

      While we conduct our business primarily in U.S. dollars, some of our agreements are denominated in foreign currencies. Specifically, at the end of the first quarter of 2004 our IES contract with the German National Police, which accounted for 16% of our revenues on a consolidated basis in 2003, was denominated in Euros. Thus, we are exposed to market risk, primarily related to fluctuations in the value of the Euro. Therefore, due to the volatility in the exchange rate of the Euro versus the U.S. dollar, we decided to hedge part of the risk of a devaluation of the U.S dollar, which could have an adverse effect on the revenues that we incur in IES. During the first three months of 2004, we hedged revenues derived from the German National Police in order to protect against a decrease in value of forecasted foreign currency cash flows resulting from revenues payments denominated in Euro. We do not hold or issue derivative financial instruments for trading or speculative purposes

ITEM 4.       CONTROLS AND PROCEDURES.

      As of the end of the first quarter of 2004, our management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our periodic reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent

                               AROTECH CORPORATION

limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

      As of March 31, 2004, based upon their evaluations, these officers concluded that the design of the disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. We intend to continually strive to improve our disclosure controls and procedures to enhance the quality of our financial reporting.

      There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                               AROTECH CORPORATION

                                     PART II

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

      Issuance of Warrants to an Investor

      In November 2000 and May 2001, we issued a total of 916,667 warrants to an investor, which warrants contained certain antidilution provisions: a Series A warrant to purchase 666,667 shares of our common stock at a price of $3.22 per share, and a Series C warrant to purchase 250,000 shares at a price of $3.08 per share. Operation of the antidilution provisions provided that the Series A warrant should be adjusted to be a warrant to purchase 888,764 shares at a price of $2.48 per share, and the Series C warrant should be adjusted to be a warrant to purchase 333,286 shares at a price of $2.31 per share. After negotiations, the investor agreed to exercise its warrants immediately, in exchange for a lowering of the exercise price to $1.45 per share, and the issuance of a new six-month Series D warrant to purchase 1,222,050 shares at an exercise price of $2.10 per share. The new Series D warrant does not have similar antidilution provisions.

                               AROTECH CORPORATION

         We issued the Series D Warrant in reliance on the exemption from registration provided by Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The issuance of these securities was without the use of an underwriter, and the shares of common stock currently bear restrictive legends permitting transfer thereof only upon registration or an exemption under the Act.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as exhibits to this report:

 EXHIBIT NUMBER                                           DESCRIPTION

     31.1............Certification  of Chief  Executive  Officer  pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

     31.2............Certification  of Chief  Financial  Officer  pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

     32.1............Certification  of Chief  Executive  Officer  pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

     32.2............Certification  of Chief  Financial  Officer  pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

      (b) The following reports on Form 8-K or Form 8-K/A were filed or furnished during the first quarter of 2004:


   DATE FILED                           ITEM REPORTED

January 9, 2004........Item 2 - Acquisition or Disposition of Assets;  Item 5 -
                        Other Events and Regulation FD Disclosure; and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits

January 15, 2004.......Item  7 -  Financial  Statements,  Pro  Forma  Financial
                        Information and Exhibits; and Item 12 - Results of Operations and Financial Condition (furnished but not filed)

January 21, 2004.......Item 5 - Other Events and Regulation FD Disclosure;  and
                        Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits

February 4, 2004.......Item 2 - Acquisition or Disposition of Assets;  and Item
                        7  -   Financial   Statements,   Pro   Forma   Financial
                        Information and Exhibits

February 5, 2004.......Item 5 - Other Events and Regulation FD Disclosure;  and
                        Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits

March 9, 2004..........Item  7  -Financial  Statements,   Pro  Forma  Financial
                        Information and Exhibits (amendment)

                               AROTECH CORPORATION



March 9, 2004..........Item  7 -  Financial  Statements,  Pro  Forma  Financial
                        Information and Exhibits; and Item 12 - Results of Operations and Financial Condition (furnished but not filed)

March 26, 2004.........Item 5 - Other Events and Regulation FD Disclosure;  and
                        Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits (amendment)

                               AROTECH CORPORATION

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 17, 2004

                                       AROTECH CORPORATION


                                       By: /s/ Robert S. Ehrlich
                                          --------------------------------------
                                          Name:  Robert S. Ehrlich
                                          Title: Chairman, President and CEO
                                                 (Principal Executive Officer)



                                       By: /s/ Avihai Shen
                                          --------------------------------------
                                          Name:  Avihai Shen
                                          Title: Vice President - Finance
                                                 (Principal Financial Officer)

                               AROTECH CORPORATION

                                  EXHIBIT INDEX

EXHIBIT NUMBER     DESCRIPTION

  31.1............Certification  of Chief  Executive  Officer  pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

  31.2............Certification  of Chief  Financial  Officer  pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

  32.1............Certification  of Chief  Executive  Officer  pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

  32.2............Certification  of Chief  Financial  Officer  pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002