Form 10-Q
period 2004-06-30
AROTECH CORP
filed 2004-08-16
CIK 916529

-----------------------------
                                                            OMB APPROVAL
                                                   -----------------------------
                                                   OMB Number:         3235-0070
                                                   Expires:       March 31, 2006
                                                   Estimated average burden
                                                   hours per response.....192.00
                                                   -----------------------------
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.
                                         ---------------------

                         COMMISSION FILE NUMBER: 0-23336
                                                 -------

                               AROTECH CORPORATION
      ---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                DELAWARE                                   95-4302784
-----------------------------------------         ------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)


250 WEST 57TH STREET, SUITE 310, NEW YORK, NEW YORK          10107
----------------------------------------------------    ----------------
    (Address of principal executive offices)               (Zip Code)

                                 (212) 258-3222
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)


      ---------------------------------------------------------------------
                 (Former address, if changed since last report)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's common stock as of August 10, 2004 was 79,078,483.

================================================================================

                               AROTECH CORPORATION


                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1 - Interim Consolidated Financial Statements (Unaudited):
Consolidated Balance Sheets at June 30, 2004 and December 31, 2003 (audited).. 3 Consolidated Statements of Operations for the Six Months Ended June 30,
    2004 and 2003............................................................. 5
Consolidated Statements of Changes in Stockholders' Equity during the
    Six-Month Period Ended June 30, 2004...................................... 6
Consolidated Statements of Cash Flows for the Six Months Ended June 30,
    2004 and 2003............................................................. 7
Note to the Interim Consolidated Financial Statements.........................11

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...............................................23

Item 3 - Quantitative and Qualitative Disclosures about Market Risk...........45

Item 4 - Controls and Procedures..............................................45


PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds............................47

Item 4 - Submission of Matters to a Vote of Security Holders..................47

Item 6 - Exhibits and Reports on Form 8-K.....................................48

SIGNATURES....................................................................49

ITEM 1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                           CONSOLIDATED BALANCE SHEETS
                                 (U.S. DOLLARS)

-------------------------------------------------------------------------------------------------------------
                                                                             JUNE 30, 2004  DECEMBER 31, 2003
                                                                             -------------  -----------------
                                   ASSETS                                     (Unaudited)     (Note 1.b.)
CURRENT ASSETS:
    Cash and cash equivalents ...........................................     $ 5,119,706     $13,685,125
    Restricted securities and deposits due within one year ..............       8,890,772         706,180
    Available-for-sale marketable securities ............................         126,577              --
    Trade receivables (net of allowance for doubtful accounts in the amounts of $70,087 and $61,282 as of June 30, 2004 and December 31,
      2003, respectively) ...............................................       4,895,028       4,706,423
    Current portion of note receivable ..................................         306,116              --
    Unbilled revenues ...................................................       1,571,315              --
    Other accounts receivable and prepaid expenses ......................       1,882,041       1,187,371
    Inventories .........................................................       6,825,858       1,914,748
    Assets of discontinued operations ...................................          59,981          66,068
                                                                              -----------     -----------

              TOTAL CURRENT ASSETS ......................................      29,677,394      22,265,915
                                                                              -----------     -----------

SEVERANCE PAY FUND ......................................................       1,812,665       1,023,342

PROPERTY AND EQUIPMENT, NET .............................................       3,258,571       2,292,741

RESTRICTED SECURITIES AND DEPOSITS ......................................       2,000,000              --

LONG TERM RECEIVABLES ...................................................         818,805              --

GOODWILL ................................................................      14,322,067       5,064,555

OTHER INTANGIBLE ASSETS, NET ............................................      13,203,311       2,375,195
                                                                              -----------     -----------

                                                                              $65,092,813     $33,021,748
                                                                              ===========     ===========


--------------------------------------------------------------------------------
    The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                              AROTECH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (U.S. DOLLARS, EXCEPT SHARE DATA)

------------------------------------------------------------------------------------------------------------------
                                                                                JUNE 30, 2004    DECEMBER 31, 2003
                                                                                -------------      -------------
                                                                                 (Unaudited)        (Note 1.b.)
         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade payables .......................................................     $   3,909,475      $   1,967,448
     Other accounts payable and accrued expenses ..........................         4,861,404          4,180,411*
     Current portion of promissory notes due to purchase of subsidiaries ..         1,070,037            150,000
     Short-term bank loans and current portion of long-term loans .........           367,427             40,849
     Deferred revenues ....................................................         3,553,219            140,936*
     Liabilities of discontinued operations ...............................           268,609            380,108
                                                                                -------------      -------------
TOTAL CURRENT LIABILITIES .................................................        14,030,171          6,859,752

LONG TERM LIABILITIES
     Accrued severance pay ................................................         3,253,740          2,814,492
     Convertible debentures ...............................................           737,235            881,944
     Deferred warranty revenue, less current portion ......................           169,369            220,143
     Long-term loan .......................................................             7,265                 --
     Promissory notes due to purchase of subsidiaries .....................         2,110,616            150,000
                                                                                -------------      -------------
TOTAL LONG-TERM LIABILITIES ...............................................         6,278,225          4,066,579

MINORITY INTEREST .........................................................            77,192             51,290

SHAREHOLDERS' EQUITY:
     Share capital -
     Common stock - $0.01 par value each;
       Authorized: 250,000,000 shares as of June 30, 2004 and December 31,
         2003; Issued: 66,012,516 shares as of June 30, 2004 and 47,972,407 shares as of December 31, 2003; Outstanding - 65,457,183 shares as
         of June 30, 2004 and 47,417,074 shares as of December 31, 2003 ...           660,127            479,726
     Preferred shares - $0.01 par value each;
       Authorized: 1,000,000 shares as of June 30, 2004 and December 31,
         2003; No shares issued and outstanding as of June 30, 2004 and
         December 31, 2003 ................................................                --                 --
     Additional paid-in capital ...........................................       167,789,043        135,891,316
     Deferred stock compensation ..........................................          (492,240)            (8,464)
     Accumulated deficit ..................................................      (118,366,463)      (109,681,893)
     Treasury stock, at cost (common stock - 555,333 shares as of June 30,
       2004 and December 31, 2003) ........................................        (3,537,106)        (3,537,106)
     Notes receivable on account of shares ................................        (1,211,776)        (1,203,881)
     Accumulated other comprehensive income (loss) ........................          (134,360)           104,429
                                                                                -------------      -------------
TOTAL SHAREHOLDERS' EQUITY ................................................        44,707,225         22,044,127
                                                                                -------------      -------------
                                                                                $  65,092,813      $  33,021,748
                                                                                =============      =============

--------
* Reclassified.

--------------------------------------------------------------------------------
    The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                              AROTECH CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        (U.S. DOLLARS, EXCEPT SHARE DATA)

-----------------------------------------------------------------------------------------------------------------
                                                       SIX MONTHS ENDED JUNE 30,      THREE MONTHS ENDED JUNE 30,
                                                     ----------------------------    ----------------------------
                                                          2004           2003            2004            2003
                                                     ------------    ------------    ------------    ------------
Revenues .........................................   $ 17,110,502    $  7,526,588    $  9,928,248    $  3,493,135

Cost of revenues .................................     11,131,967       5,112,889       6,574,747       2,479,170
                                                     ------------    ------------    ------------    ------------
Gross profit .....................................      5,978,535       2,413,699       3,353,501       1,013,965

Operating expenses:
     Research and development ....................        871,627         510,544         408,121         152,505
     Selling and marketing .......................      2,140,696       1,637,576       1,119,611         933,589
     General and administrative ..................      7,202,454       2,473,507       3,521,461       1,460,752
     Amortization of intangible assets ...........        992,025         623,543         496,013         311,771
                                                     ------------    ------------    ------------    ------------
Total operating costs and expenses ...............     11,206,802       5,245,170       5,545,206       2,858,617
                                                     ------------    ------------    ------------    ------------

Operating loss ...................................     (5,228,267)     (2,831,471)     (2,191,705)     (1,844,652)
Financial expenses, net ..........................     (3,259,530)       (983,821)     (1,985,576)       (725,609)
                                                     ------------    ------------    ------------    ------------

Loss before taxes ................................     (8,487,797)     (3,815,292)     (4,177,281)     (2,570,261)
Tax expenses, net ................................       (170,065)       (277,047)       (174,972)       (274,185)
                                                     ------------    ------------    ------------    ------------
Loss before minority interest in loss (earnings) .     (8,657,862)     (4,092,339)     (4,352,253)     (2,844,446)
   of a subsidiary and tax expenses
Minority interest in loss (earnings) of a
subsidiary .......................................        (26,708)        160,298         (26,162)        203,526
                                                     ------------    ------------    ------------    ------------
Loss from continuing operations ..................     (8,684,570)     (3,932,041)     (4,378,415)     (2,640,920)
Profit from discontinued operations ..............             --          83,166              --         179,127
                                                     ------------    ------------    ------------    ------------
Net loss .........................................   $ (8,684,570)   $ (3,848,875)   $ (4,378,415)   $ (2,461,793)
                                                     ============    ============    ============    ============

Basic and diluted net loss per share from
  continuing operations ..........................   $      (0.14)   $      (0.11)   $      (0.07)   $      (0.07)
                                                     ============    ============    ============    ============
Basic and diluted net profit per share from ......   $         --    $       0.00    $         --    $       0.00
  discontinued operations
                                                     ============    ============    ============    ============
Combined basic and diluted net loss per share ....   $      (0.14)   $      (0.11)   $      (0.07)   $      (0.07)
                                                     ============    ============    ============    ============

Weighted average number of shares used in
  computing basic and diluted net loss per share .     62,035,532      35,678,067      64,490,090      36,209,872
                                                     ============    ============    ============    ============


--------------------------------------------------------------------------------
    The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                               AROTECH CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (U.S. DOLLARS, EXCEPT SHARE DATA)


                                           COMMON STOCK           ADDITIONAL       DEFERRED
                                    -------------------------      PAID-IN          STOCK       ACCUMULATED        TREASURY
                                       SHARES        AMOUNT        CAPITAL      COMPENSATION      DEFICIT           STOCK
                                    -----------   -----------   -------------   -----------    -------------    -------------
BALANCE AT JANUARY 1, 2004 - ....    47,972,407   $   479,726   $ 135,891,316   $    (8,464)   $(109,681,893)   $  (3,537,106)
  NOTE 1
CHANGES DURING THE SIX-MONTH
  PERIOD ENDED JUNE 30, 2004

   Issuance of shares, net ......    10,290,426       102,904      18,412,219            --               --               --
   Investment in subsidiary
     against issuance of shares .     1,003,856        10,039       1,993,639            --               --               --
   Conversion of convertible
     debentures .................     3,213,292        32,133       3,035,583            --               --               --

   Exercise of warrants .........     2,549,107        25,491       3,868,332            --               --               --
   Issuance of shares to
     consultants ................        74,215           742         170,477            --               --               --
   Compensation related to
     options and warrants
     issued to consultants and
     investors ..................            --            --       2,376,212            --               --               --
   Compensation related to
     non-recourse loan granted
     to shareholder .............            --            --          13,500            --               --               --
   Exercise of options by
     employees ..................       841,598         8,416       1,042,724            --               --               --
   Exercise of options by
     consultants ................        27,615           276          38,399            --               --               --

   Shares issued to employee ....        40,000           400          92,800            --               --               --

   Deferred stock compensation ..            --            --         845,947      (845,947)              --               --
   Amortization of deferred
     stock compensation .........            --            --              --       362,171               --               --
   Interest accrued on notes
     receivable from
     shareholders ...............            --            --           7,895            --               --               --
   Other comprehensive loss -
     foreign currency
     translation adjustment .....            --            --              --            --               --               --
   Other comprehensive loss -
     changes in marketable
     securities .................            --            --              --            --               --               --

  Net loss ......................            --            --              --            --       (8,684,570)              --
                                    -----------   -----------   -------------   -----------    -------------    -------------
  Total comprehensive loss ......            --            --              --            --               --               --

BALANCE AT JUNE 30, 2004 -
  UNAUDITED .....................    66,012,516   $   660,127   $ 167,789,043   $  (492,240)   $(118,366,463)   $  (3,537,106)
                                    ===========   ===========   =============   ===========    =============    =============

                                       NOTES          ACCUMULATED
                                     RECEIVABLE          OTHER            TOTAL
                                        FROM         COMPREHENSIVE    COMPREHENSIVE
                                    SHAREHOLDERS     INCOME (LOSS)         LOSS            TOTAL
                                    -------------    -------------    -------------    -------------
BALANCE AT JANUARY 1, 2004 - ....   $  (1,203,881)   $     104,429    $          --    $  22,044,127
  NOTE 1
CHANGES DURING THE SIX-MONTH
  PERIOD ENDED JUNE 30, 2004

   Issuance of shares, net ......              --               --               --       18,515,123
   Investment in subsidiary
     against issuance of shares .              --               --               --        2,003,678
   Conversion of convertible
     debentures .................              --               --               --        3,067,716

   Exercise of warrants .........              --               --               --        3,893,823
   Issuance of shares to
     consultants ................              --               --               --          171,219
   Compensation related to
     options and warrants
     issued to consultants and
     investors ..................              --               --               --        2,376,212
   Compensation related to
     non-recourse loan granted
     to shareholder .............              --               --               --           13,500
   Exercise of options by
     employees ..................              --               --               --        1,051,140
   Exercise of options by
     consultants ................              --               --               --           38,675

   Shares issued to employee ....              --               --               --           93,200

   Deferred stock compensation ..              --               --               --               --
   Amortization of deferred
     stock compensation .........              --               --               --          362,171
   Interest accrued on notes
     receivable from
     shareholders ...............          (7,895)              --               --               --
   Other comprehensive loss -
     foreign currency
     translation adjustment .....              --         (239,809)        (239,809)        (239,809)
   Other comprehensive loss -
     changes in marketable
     securities .................              --            1,020            1,020            1,020

  Net loss ......................              --               --       (8,684,570)      (8,684,570)
                                    -------------    -------------    -------------    -------------
  Total comprehensive loss ......              --               --               --               --

BALANCE AT JUNE 30, 2004 -
  UNAUDITED .....................   $  (1,211,776)   $    (134,360)   $  (8,923,359)   $  44,707,225
                                    =============    =============    =============    =============

--------------------------------------------------------------------------------
    The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                              AROTECH CORPORATION
         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. DOLLARS)

-------------------------------------------------------------------------------------------------------------
                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                 ----------------------------
                                                                                     2004            2003
                                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period ....................................................   $ (8,684,570)   $ (3,848,875)
  Net loss for the period from discontinued operations .......................             --         (83,166)
  Adjustments required to reconcile net loss to net cash used in operating activities:
   Depreciation ..............................................................        518,332         348,401
   Amortization of intangible assets .........................................        992,025         623,543
   Amortization of deferred financial expenses ...............................             --        *157,500
   Amortization of compensation related to warrants issued to the holders
     of convertible debentures and beneficial conversion feature .............      2,967,791        *878,572
   Amortization of deferred expenses related to convertible debenture issuance        160,414        *132,034
   Amortization of capitalized research and development projects .............         18,326              --
   Amortization of compensation related to options granted to consultants ....             --          29,759
   Stock-based compensation due to grant and repricing of warrants granted to
     investors ...............................................................      1,742,384              --
   Stock-based compensation due to options and shares granted to employees ...        428,861              --
   Stock-based compensation due to shares granted to consultants .............             --         154,331
   Write-off of inventory ....................................................        112,395          26,000
   Profit (loss) to minority .................................................         26,708        (160,298)
   Impairment of fixed assets ................................................             --          62,332
   Mark-up of loans to shareholders ..........................................        (32,397)             --
   Interest expenses (income) accrued on promissory notes due to
     purchase of subsidiary ..................................................         14,668         (38,966)
   Capital gain from sale of marketable securities ...........................         (4,103)             --
   Interest accrued on certificates of deposit due within one year ...........       (101,569)             --
   Amortization of premium related to restricted securities ..................         89,743              --
   Accrued interest on long-term loan ........................................            382              --
   Capital gain from sale of property and equipment ..........................         (5,744)         (3,163)
   Accrued severance pay, net ................................................       (436,974)        (10,023)
   Increase in deferred tax assets ...........................................        (16,453)             --
  Changes in operating asset and liability items:
   Decrease in trade receivables .............................................      2,439,972         242,923
   Increase in unbilled revenues .............................................       (270,927)             --
   Decrease in notes receivable ..............................................        154,952              --
   Increase in accounts receivable ...........................................       (675,608)      *(158,255)
   Increase in inventories ...................................................     (3,742,621)       (323,595)
   Increase (decrease) in trade payables .....................................        987,471        (455,504)
   Increase in deferred revenues .............................................      2,749,306              --
   Decrease in accounts payable and accruals .................................       (548,134)        (72,676)
                                                                                 ------------    ------------
  NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
    (RECONCILED FROM CONTINUING OPERATIONS) ..................................     (1,115,370)     (2,499,126)
  NET CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS
    (RECONCILED FROM DISCONTINUED OPERATIONS) ................................       (105,408)       (391,388)
                                                                                 ------------    ------------
  NET CASH USED IN OPERATING ACTIVITIES ......................................     (1,220,778)     (2,890,514)
                                                                                 ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Repayment of promissory note related to purchase of subsidiary ............        (75,000)       (750,000)
   Investment in subsidiary(1) ...............................................     (7,190,777)             --
   Investment in subsidiary(2) ...............................................    (12,125,953)             --
   Proceeds from sale of marketable securities, net ..........................            812              --
   Repayment of loan granted to shareholder ..................................         32,397              --
   Purchase of property and equipment ........................................       (636,775)       (270,603)
   Increase in capitalized research and development projects .................       (153,357)      *(101,894)
   Proceeds from sale of property and equipment ..............................         59,036           7,586
   Decrease in demo inventories, net .........................................         11,201          10,317
   Decrease (increase) in restricted securities and deposits, net ............     (9,792,408)        585,034
                                                                                 ------------    ------------
  NET CASH USED IN INVESTING ACTIVITIES ......................................    (29,870,824)       (519,560)
                                                                                 ------------    ------------
FORWARD ......................................................................   $(31,091,602)   $ (3,410,074)
                                                                                 ------------    ------------

---------
* Reclassified.

--------------------------------------------------------------------------------
    The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                              AROTECH CORPORATION
         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. DOLLARS)

----------------------------------------------------------------------------------------------------------
                                                                                SIX MONTHS ENDED JUNE 30,
                                                                              ----------------------------
                                                                                  2004             2003
                                                                              ------------    ------------
FORWARD ...................................................................   $(31,091,602)   $ (3,410,074)
                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in short-term credit from banks .............................       (165,245)        (91,001)
     Proceeds from issuance of share capital, net .........................     17,741,739              --
     Proceeds from exercise of options ....................................      1,089,815              --
     Proceeds from exercise of warrants ...................................      3,893,823       1,325,837
     Payment on capital lease obligation ..................................         (1,550)             --
     Repayment of long-term loans .........................................        (28,192)             --
     Issuance of convertible debenture ....................................             --      *3,238,662
                                                                              ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES .................................     22,530,390       4,473,498
                                                                              ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................     (8,561,212)      1,063,424

CASH EROSION DUE TO EXCHANGE RATE DIFFERENCES .............................         (4,207)        (17,995)

BALANCE OF CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD .......     13,685,125       1,457,526
                                                                              ------------    ------------

BALANCE OF CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD .............   $  5,119,706    $  2,502,955
                                                                              ============    ============

SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Issuance of shares and warrants against accrued expenses ..................   $  1,460,394    $         --
                                                                              ============    ============
Exercise of options and warrants against notes receivable .................   $         --    $     99,394
                                                                              ============    ============
Increase in restricted deposit due within one year ........................   $    110,114
                                                                              ============    ============
Investment in subsidiary against promissory note ..........................   $  2,940,985    $         --
                                                                              ============    ============
Exercise of convertible debentures against shares .........................   $  3,112,500    $  1,500,000
                                                                              ============    ============
Compensation related to issuance of warrants in connection with convertible
debenture and beneficial conversion feature of convertible debentures .....   $         --    $  1,890,000
                                                                              ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION - CASH PAID DURING THE
  PERIOD FOR:
         Interest .........................................................   $   (273,836)   $    (22,290)
                                                                              ============    ============

---------
*  Reclassified.

(1) In January 2004, the Company acquired substantially all of the outstanding ordinary shares of Epsilor Electronic Industries, Ltd. ("Epsilor"). The net fair value of the assets acquired and the liabilities assumed, at the date of acquisition, was as follows:

     Working capital, excluding cash and cash equivalents
       (unaudited) ......................................   $   (533,750)
     Fixed assets (unaudited) ...........................        709,847
     Intangible assets and goodwill (unaudited) .........      9,955,665
                                                            ------------
                                                              10,131,762
     Issuance of promissory note (unaudited) ............     (2,940,985)
                                                            ------------
                                                            $  7,190,777
                                                            ============


--------------------------------------------------------------------------------
    The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                              AROTECH CORPORATION
         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. DOLLARS)

--------------------------------------------------------------------------------


(2) In January 2004, the Company acquired all of the outstanding common stock of FAAC Incorporated ("FAAC"). The net fair value of the assets acquired was as follows:

     Working capital, excluding cash and cash equivalents   $  2,647,822
     (unaudited)
     Fixed assets (unaudited) ...........................        263,669
     Intangible assets and goodwill (unaudited) .........     11,221,290
                                                            ------------
                                                              14,132,781
     Issuance of shares, net (unaudited) ................     (2,006,828)
                                                            ------------
                                                            $ 12,125,953
                                                            ============



--------------------------------------------------------------------------------
    The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                               AROTECH CORPORATION

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

a. Company:

Arotech Corporation, formerly known as Electric Fuel Corporation ("Arotech" or the "Company"), and its subsidiaries provide defense and security products for the military, law enforcement and homeland security markets, including advanced zinc-air and lithium batteries and chargers, multimedia interactive simulators/trainers and lightweight vehicle armoring. The Company is primarily operating through IES Interactive Training Systems, Inc., a wholly-owned subsidiary based in Littleton, Colorado; FAAC Corporation, a wholly-owned subsidiary based in Ann Arbor, Michigan; Electric Fuel Battery Corporation, a wholly-owned subsidiary based in Auburn, Alabama; Electric Fuel Ltd. ("EFL") a wholly-owned subsidiary based in Beit Shemesh, Israel; Epsilor Electronic Industries, Ltd., a wholly-owned subsidiary located in Dimona, Israel; M.D.T. Protective Industries, Ltd., a majority-owned subsidiary based in Lod, Israel; MDT Armor Corporation, a majority-owned subsidiary based in Auburn, Alabama; and Armour of America, Incorporated, a wholly-owned subsidiary based in Los Angeles, California (see also Note 13.c).

b. Basis of presentation:

The accompanying interim consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at June 30, 2004 and the operating results and cash flows for the six months ended June 30, 2004 and 2003.

The results of operations for the six months ended June 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2004.

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

                              AROTECH CORPORATION


Under Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation ("SFAS No. 123"), pro forma information regarding net income and net earnings per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options is amortized over their vesting period and estimated at the date of grant using a Black-Scholes Option Valuation Model with the following weighted-average assumptions for the six and three months ended June 30, 2004 and 2003:

                     SIX MONTHS ENDED JUNE 30,      THREE MONTHS ENDED JUNE 30,
                     -------------------------      ---------------------------
                         2004          2003             2004           2003
                      --------      --------         --------      --------
                                           (Unaudited)

Risk free interest       3.81          1.0%             3.81          1.0%
Dividend yields          0.0%          0.0%             0.0%          0.0%
Volatility              0.817         0.538            0.817         0.538
Expected life         5 years       4 years          5 years       4 years
                      --------      --------         --------      --------

Pro forma information under SFAS No. 123:

                                              SIX MONTHS ENDED JUNE 30,     THREE MONTHS ENDED JUNE 30,
                                            ----------------------------    ---------------------------
                                                2004             2003           2004            2003
                                            ------------    ------------    ------------    -----------
                                                                      Unaudited
                                                        (U.S. Dollars, except per share data)

Net loss as reported                        $ (8,684,570)   $ (3,848,875)   $ (4,378,415)   $(2,461,793)
                                            ============    ============    ============    ===========
Add: Stock-based compensation expense
   determined under fair value method for
   all awards, net of related tax effects   $   (859,600)   $ (1,413,157)   $   (649,317)   $  (701,776)
                                            ============    ============    ============    ===========

Pro forma net loss                          $ (9,544,170)   $ (5,262,032)   $ (5,027,732)   $(3,163,569)
                                            ============    ============    ============    ===========
Loss per share:

    Basic and diluted, as reported          $      (0.14)   $      (0.11)   $      (0.07)   $     (0.07)
                                            ============    ============    ============    ===========


    Pro forma basic and diluted             $      (0.15)   $      (0.15)   $      (0.08)   $     (0.09)
                                            ============    ============    ============    ===========

NOTE 2:  ACQUISITION OF EPSILOR

In January of 2004, the Company entered into a stock purchase agreement between itself and all of the shareholders of Epsilor Electronic Industries, Ltd. ("Epsilor"), pursuant to the terms of which the Company purchased all of the outstanding stock of Epsilor from Epsilor's existing shareholders. Epsilor develops and sells rechargeable and primary lithium batteries and smart chargers to the military, and to private industry in the Middle East, Europe and Asia. The total consideration of $10,000,000 for the shares purchased consisted of (i) cash in the amount of $7,000,000, and (ii) a series of three $1,000,000 promissory notes, due on the first, second and third anniversaries of the agreement, which were recorded at their fair value of $2,940,985.

Based upon a preliminary valuation of tangible and intangible assets acquired, Arotech has allocated the total cost of the acquisition to Epsilor's assets as follows (unaudited):

                              AROTECH CORPORATION


          Tangible assets acquired                $  2,360,968
          Intangible assets
                   Technology                          159,364
                   Customer list                     4,889,671
                   Goodwill                          4,906,629
          Liabilities assumed                       (2,184,870)
                                                  ------------
          Total consideration                     $ 10,131,762
                                                  ============

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

Based upon a preliminary valuation of tangible and intangible assets acquired, Arotech has allocated the total cost of the acquisition to FAAC's assets as follows (unaudited):

          Tangible assets acquired                $  5,682,334
          Intangible assets
                   Technology                        4,610,000
                   Existing contracts                  636,000
                   Website                              14,000
                   Customer list                     1,125,000
                   Trademarks                          360,000
                   Goodwill                          4,476,290
          Liabilities assumed                       (2,770,843)
                                                  ------------
          Total consideration                     $ 14,132,781
                                                  ============

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill arising from acquisitions will not be amortized. In lieu of amortization, Arotech is required to perform an annual and interim impairment review. If Arotech determines, through the impairment review process, that goodwill has been impaired, it will record the impairment charge in its

                              AROTECH CORPORATION


statement of operations. Arotech will also assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

NOTE 4:  PRO FORMA FINANCIAL INFORMATION

In January 2004, the Company acquired FAAC and Epsilor, as more fully described in "Note 2 - Acquisition of Epsilor" and "Note 3 - Acquisition of FAAC," above (the "Acquisitions"). The following summary pro forma information includes the effects of the Acquisitions. The pro forma data for the six months ended June 30, 2004 and 2003 are presented as if the Acquisitions had been completed on January 1, 2004 and 2003, respectively. This pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the Acquisitions taken place at the beginning of the period, nor do they purport to be indicative of the results that will be obtained in the future.

                                                  SIX MONTHS ENDED JUNE 30,
                                           -------------------------------------
                                                  2004                2003
                                             -------------       ------------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                        (Unaudited)
Total revenues ...........................   $  17,110,502       $ 14,815,271
                                             =============       ============
Gross profit .............................       5,978,535          6,228,001
                                             =============       ============
Net loss .................................      (8,684,570)        (3,331,221)
                                             =============       ============
Basic and diluted net loss per share .....   $       (0.14)      $      (0.09)
                                             =============       ============

NOTE 5:  INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. Inventories write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and for market prices lower than cost. In the six months ended June 30, 2004 the Company wrote off inventory in the amount of $112,395, which has been included in cost of revenues. Inventories are composed of the following:

                                         JUNE 30, 2004  DECEMBER 31, 2003
                                         -------------  -----------------
                                          (Unaudited)      (Note 1.b.)
        Raw materials ...............     $3,426,661       $  657,677
        Work-in-progress ............      1,549,027          634,221
        Finished goods ..............      1,850,170          622,850
                                          ----------       ----------
                                          $6,825,858       $1,914,748
                                          ==========       ==========

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

                              AROTECH CORPORATION


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

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock; certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of SFAS No. 150 has not had a material effect on the Company's financial position, results of operations or cash flows.

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," The objective of this Issue is to provide guidance for identifying impairment investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

NOTE 7:  SEGMENT INFORMATION

a. General:

The Company and its subsidiaries operate primarily in three business segments and follow the requirements of SFAS No. 131.

                              AROTECH CORPORATION


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

b. The following is information about reported segment revenues, income (losses) and assets for the six and three months ended June 30, 2004 and 2003 (in U.S. dollars):

                                           SIMULATION,       BATTERY
                                          TRAINING AND      AND POWER       ARMORED
                                           CONSULTING        SYSTEMS        VEHICLES       ALL OTHERS         TOTAL
                                          ------------    ------------    ------------    ------------    ------------
SIX MONTHS ENDED JUNE 30, 2004
Revenues from outside customers           $  7,224,644    $  5,132,390    $  4,753,468    $         --    $ 17,110,502
Depreciation expenses and amortization        (808,243)       (563,991)        (59,123)        (79,000)     (1,510,357)
Direct expenses (1)                         (6,937,321)     (5,077,918)     (4,404,993)     (4,603,365)    (21,023,597)
                                          ------------    ------------    ------------    ------------    ------------
Segment gross profit (loss)               $   (520,920)   $   (509,519)   $    289,352    $ (4,682,365)     (5,423,452)
                                          ============    ============    ============    ============
Financial  expenses (after deduction of
minority interest)                                                                                          (3,261,118)
                                                                                                          ------------
Net loss from continuing operations                                                                       $ (8,684,570)
                                                                                                          ============
Segment assets                              18,569,441      13,114,218       5,424,216         501,931      37,609,806
                                          ============    ============    ============    ============    ============

SIX MONTHS ENDED JUNE 30, 2003
Revenues from outside customers           $  2,841,365    $  2,853,081    $  1,832,142    $         --    $  7,526,588
Depreciation expenses and amortization        (543,643)       (226,048)       (107,253)        (95,000)       (971,944)
Direct expenses (1)                         (3,019,651)     (2,758,443)     (1,929,912)     (1,802,135)     (9,510,141)
                                          ------------    ------------    ------------    ------------    ------------
Segment gross profit (loss)               $   (721,929)   $   (131,410)   $   (205,023)   $ (1,897,135)     (2,955,497)
                                                          ============    ============    ============    ============
Financial  expenses (after deduction of
minority interest)                                                                                            (976,544)
                                                                                                          ------------
Net loss from continuing operations                                                                       $ (3,932,041)
                                                                                                          ============
Segment assets                               6,660,699       2,225,796       2,312,119         432,298      11,630,912
                                          ============    ============    ============    ============    ============

                              AROTECH CORPORATION

                                           SIMULATION,       BATTERY
                                          TRAINING AND      AND POWER       ARMORED
                                           CONSULTING        SYSTEMS        VEHICLES       ALL OTHERS         TOTAL
                                          ------------    ------------    ------------    ------------    ------------
THREE MONTHS ENDED JUNE 30, 2004
Revenues from outside customers           $  4,012,561    $  2,626,768    $  3,288,919    $         --    $  9,928,248
Depreciation expenses and amortization        (423,142)       (281,121)        (29,673)        (44,000)       (777,936)
Direct expenses (1)                         (3,769,830)     (2,613,958)     (3,022,974)     (2,136,969)    (11,543,731)
                                          ------------    ------------    ------------    ------------    ------------
Segment gross profit (loss)               $   (180,411)   $   (268,311)   $    236,272    $ (2,180,969)     (2,393,419)
                                                          ============    ============    ============    ============
Financial  expenses (after deduction of
minority interest)                                                                                          (1,984,996)
                                                                                                          ------------
Net loss from continuing operations                                                                       $ (4,378,415)
                                                                                                          ============

THREE MONTHS ENDED JUNE 30, 2003
Revenues from outside customers           $    882,919    $  2,024,437    $    585,779    $         --    $  3,493,135
Depreciation expenses and amortization        (271,821)       (107,024)        (53,736)        (47,000)       (479,581)
Direct expenses (1)                         (1,294,416)     (1,766,753)       (779,638)     (1,082,590)     (4,923,397)
                                          ------------    ------------    ------------    ------------    ------------
Segment gross profit (loss)               $   (683,318)   $    150,660    $   (247,595)   $ (1,129,590)     (1,909,843)
                                                          ============    ============    ============    ============
Financial  expenses (after deduction of
minority interest)                                                                                            (731,077)
                                                                                                          ------------
Net loss from continuing operations                                                                       $ (2,640,920)
                                                                                                          ============

---------
(1)  Including sales and marketing, general and administrative and tax expenses.
(2)  Consisting of property and equipment, inventory and intangible assets.


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

During the six months ended June 30, 2004, the remaining $1,150,000 of 9% secured convertible debentures outstanding was converted into an aggregate of 1,796,875 shares of common stock.

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

During the six months ended June 30, 2004, the Company recorded an expense of $118,286, all which was attributable to amortization due to conversion of the convertible debenture into shares.

                              AROTECH CORPORATION


b. 8% Secured Convertible Debentures due September 30, 2006

Pursuant to the terms of a Securities Purchase Agreement dated September 30, 2003, the Company, in September 2003, issued and sold to a group of institutional investors an aggregate principal amount of 8% secured convertible debentures in the amount of $5.0 million due September 30, 2006. These debentures are convertible at any time prior to September 30, 2006 at a conversion price of $1.15 per share, or a maximum aggregate of 4,347,826 shares of common stock (see also Note 9.b).

During the six months ended June 30,2004, a total of $350,000 principal amount of debentures was converted, at a conversion price of $1.15 per share.

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

During the six months ended June 30, 2004 the Company recorded an expense of $180,595, of which $68,574 was attributable to amortization of the beneficial conversion feature of the convertible debenture over its term, and $112,021 of which was attributable to amortization due to conversion of the convertible debentures into shares. These expenses were included in the financial expenses.

c. 8% Secured Convertible Debentures due September 30, 2006

Pursuant to the terms of a Securities Purchase Agreement dated September 30, 2003, the Company, in December 2003, issued and sold to a group of institutional investors an aggregate principal amount of 8% secured convertible debentures in the amount of $6.0 million due September 30, 2006. These debentures are convertible at any time prior to September 30, 2006 at a conversion price of $1.45 per share, or a maximum aggregate of 4,137,931 shares of common stock (see also Note 9.c).

During the six months ended June 30,2004, a total of $1,612,500 principal amount of debentures was converted, at a conversion price of $1.45 per share.

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

                              AROTECH CORPORATION


During the six months ended June 30, 2004 the Company recorded an expense of $1,208,832, of which $480,468 was attributable to amortization of the beneficial conversion feature of the convertible debenture over its term, and $728,364 of which was attributable to amortization due to conversion of the convertible debentures into shares. These expenses were included in the financial expenses.

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

During the six months ended June 30, 2004, the Company recorded an expense of $147,428 for amortization of these debt discounts over their term, which is included in financial expenses.

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

                              AROTECH CORPORATION


During the six months ended June 30, 2004, an aggregate of 687,500 shares were issued pursuant to exercises of these warrants.

During the six months ended June 30, 2004, the Company recorded an expense of $533,448, of which $61,537 was attributable to amortization of the debt discount over their term and $471,911 was attributable to amortization due to exercise of warrants. Those expenses were included in the financial expenses.

c. Warrants issued in connection with 8% Secured Convertible Debentures due December 31, 2006

As a further part of the securities purchase agreement on September 30, 2003 (see Note 8.c), the Company issued to the purchasers of its 8% secured convertible debentures due December 31, 2006, warrants to purchase an aggregate of 1,500,000 shares of common stock at any time prior to December 31, 2006 at a price of $1.8125 per share. Additionally, the Company issued to the investors supplemental warrants to purchase an aggregate of 1,038,000 shares of common stock at any time prior to June 18, 2009 at a price of $2.20 per share.

During the six months ended June 30, 2004 an aggregate of 375,000 shares were issued pursuant to exercise of these warrants.

In connection with these warrants, the Company will record financial expenses of $1,545,000 and $1,297,500 for the additional and the supplemental warrants referred to above, respectively, which will be amortized ratably over the life of the convertible debentures (3 years). This transaction was accounted according to APB No. 14 "Accounting for Convertible debt and Debt Issued with Stock Purchase Warrants" and Emerging Issue Task Force No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"). The fair value of these warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 2.45%, a volatility factor 98%, dividend yields of 0% and a contractual life of 3 years.

During the six months ended June 30, 2004, the Company recorded an expense of $779,201 of which $442,053 was attributable to amortization of these debt discounts over their term and $337,148 was attributable to amortization due to exercise of warrants. These expenses were included in financial expenses.

d. Warrants issued to an investor

In November 2000 and May 2001, the Company issued a total of 916,667 warrants to an investor, which warrants contained certain antidilution provisions: a Series A warrant to purchase 666,667 shares of the Company's common stock at a price of $3.50 per share, and a Series C warrant to purchase 250,000 shares at a price of $3.08 per share. Operation of the antidilution provisions provided that the Series A warrant should be adjusted to be a warrant to purchase 888,764 shares at a price of $2.67 per share, and the Series C warrant should be adjusted to be a warrant to purchase 333,286 shares at a price of $2.35 per share. After negotiations, the investor agreed to exercise its warrants immediately, in exchange for a lowering of the exercise price to $1.45 per share, and the issuance of a new six-month Series D warrant to purchase 1,222,050 shares at an exercise price of $2.10 per share. The new Series D warrant would not have similar antidilution provisions. As a result of this repricing and the issuance of these new warrants, the Company recorded a compensation expense in the amount of approximately $1,299,690 in the first six months of 2004.

                              AROTECH CORPORATION


NOTE 10: AMENDMENT TO CERTIFICATE OF INCORPORATION

In June 2004, the Company amended Article Four of its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 100,000,000 to 250,000,000, pursuant to the affirmative vote of the Company's Board of Directors and shareholders.

NOTE 11: ISSUANCE OF SHARES AND WARRANTS

Pursuant to the terms of a Securities Purchase Agreement dated January 7, 2004 by and between the Company and several institutional investors, the Company issued and sold (i) an aggregate of 9,840,426 shares of the Company's common stock at a purchase price of $1.88 per share, and (ii) three-year warrants to purchase up to an aggregate of 9,840,426 shares of the Company's common stock at any time beginning six months after closing at an exercise price per share of $1.88. Gross proceeds of this offering were approximately $18.5 million (see also Note 13.b).

NOTE 12: LITIGATION SETTLEMENT

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

NOTE 13: SUBSEQUENT EVENTS

a. Exercise of warrants and issuance of new warrants:

In July 2004, warrants to purchase 8,814,235 shares of common stock, having an aggregate exercise price of $16,494,194, were exercised. In connection with this transaction, the Company issued to the holders of those exercising warrants an aggregate of 8,717,265 new five-year warrants to purchase shares of common stock at an exercise price of $1.38 per share.

b. Issuance of common stock to investors:

In July 2004, the Company issued to a group of investors an aggregate of 4,258,065 shares of common stock at a price of $1.55 per share, or a total purchase price of $6,600,000

                              AROTECH CORPORATION


c. Acquisition of Armour of America Incorporated:

In August 2004, the Company purchased all of the outstanding stock of Armour of America, Incorporated, a California corporation ("AoA"), from AoA's existing shareholder. The assets acquired through the purchase of all of AoA's outstanding stock consisted of all of AoA's assets, including AoA's current assets, property and equipment, and other assets (including intangible assets such as goodwill, intellectual property and contractual rights). The consideration for the assets purchased consisted of cash in the amount of $22,000,000, with additional possible earn-outs of up to $18,000,000 based on 2004 net pretax profit and on the receipt by AoA of certain specific and limited material contracts.

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

      o MDT Armor Corporation, located in Auburn, Alabama, which conducts MDT's United States activities ("MDT Armor") (88% owned by us); and

      o Armour of America (see also Note 13.c), located in Los Angeles, California, which manufacturers aviation armor both for helicopters and for fixed wing aircraft, marine armor, personnel armor, armoring kits for military vehicles, fragmentation blankest and a unique ballistic/flotation vest (ArmourFloat) that is U.S. Coast Guard-certified ("AoA").

     OVERVIEW OF RESULTS OF OPERATIONS

         We incurred significant operating losses for the years ended December 31, 2001, 2002 and 2003 and for the first six months of 2004. While we expect to continue to derive revenues from the sale of products that our subsidiaries manufacture and the services that they provide, there can be no assurance that we will be able to achieve or maintain profitability on a consistent basis.

                              AROTECH CORPORATION


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

         A portion of our operating loss during the first six months of 2004 arose as a result of non-cash charges. These charges were primarily related to our acquisitions and to our raising capital. Because we anticipate continuing these activities, we expect to continue to incur such non-cash charges in the future.

         Non-cash charges related to acquisitions arise when the purchase price for an acquired company exceeds the company's book value. In such a circumstance, a portion of the excess of the purchase price is recorded as goodwill and a portion as intangible assets. In the case of goodwill, the assets recorded as goodwill are not amortized; instead, we are required to perform an annual impairment review. If we determine, through the impairment review process, that goodwill has been impaired, we must record the impairment charge in our statement of operations. Intangible assets are amortized in accordance with their useful life. Accordingly, for a period of time following an acquisition, we incur a non-cash charge in the amount of a fraction (based on the useful life of the intangible assets) of the amount recorded as intangible assets. Our acquisitions of FAAC and Epsilor resulted in our incurring similar non-cash charges during the first six months of 2004.

         As a result of the application of the above accounting rule, we incurred non-cash charges related to our acquisitions in the amount of $992,025 during the first six months of 2004.

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

                              AROTECH CORPORATION


         As a result of the application of the above accounting rule, we incurred non-cash charges related to our financings in the amount of $2,967,791 during the first six months of 2004.

         Additionally, in an effort to improve our cash situation and our shareholders' equity, we have periodically induced holders of certain of our warrants to exercise their warrants by lowering the exercise price of the warrants in exchange for immediate exercise of such warrants, and by issuing to such investors new warrants. Under such circumstances, accounting rules require us to record a compensation expense in an amount determined based upon the fair value of the new warrants (using a Black-Scholes pricing model). As and to the extent that we engage in similar warrant repricings and issuances in the future, we would incur similar non-cash charges.

         As a result of the application of the above accounting rule we incurred non-cash charges related to warrants repricing in amount of $1,299,690 during the first six months of 2004. These expenses were included in general and administrative expenses.

         In addition, we incurred non-cash charges in the amount of $442,694 during the first six months of 2004 as a result of warrants granted to some of our investors in the past. We also incurred non-cash charges in the amount of $428,861 in connection with options and shares granted to employees. These expenses were included in general and administrative expenses.

RECENT DEVELOPMENTS

         In August 2004, we purchased all of the outstanding stock of Armour of America, Incorporated, a California corporation, from AoA's existing shareholder. AoA manufacturers aviation armor both for helicopters and for fixed wing aircraft, marine armor, personnel armor, armoring kits for military vehicles, fragmentation blankest and a unique ballistic/flotation vest (ArmourFloat) that is U.S. Coast Guard-certified. The consideration for the purchase of AoA consisted of cash in the amount of $22,000,000, with additional possible earn-outs of up to $18,000,000 based on 2004 net pretax profit and on the receipt by AoA of certain specific and limited material contracts.

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

                              AROTECH CORPORATION


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

         In the first six months of 2004, IES experienced a substantial slowdown of new sales. As of June 30, 2004, our backlog for our Simulation, Training and Consulting Division totaled $8.6 million, most of which was attributable to FAAC.

         In our Battery and Power Systems Division, EFB and Epsilor had revenues roughly in line with expectations. As of June 30, 2004, our backlog for our Battery and Power Systems Division totaled $7.7 million.

         In our Armored Vehicle Division, MDT Armor experienced an increase in revenues during the first six months of 2004 as a result of new orders in connection with the War in Iraq. As of June 30, 2004, our backlog for our Armored Vehicle Division totaled $9.3 million.

RESULTS OF OPERATIONS

     PRELIMINARY NOTE

         Results for the three and six months ended June 30, 2004 include the results of FAAC and Epsilor for such period as a result of our acquisitions of these companies early in the first quarter of 2004. The results of FAAC and Epsilor were not included in our operating results for the three and six months ended June 30, 2003. Accordingly, the following period-to-period comparisons should not necessarily be relied upon as indications of future performance.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2003.

         REVENUES. During the three months ended June 30, 2004, we (through our subsidiaries) recognized revenues as follows:

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

                              AROTECH CORPORATION


         Revenues for the three months ended June 30, 2004 totaled $9.9 million, compared to $3.5 million in the comparable period in 2003, an increase of $6.4 million, or 184%. This increase was primarily attributable to the following factors:

      >> Increased revenues from our Armored Vehicle Division, particularly MDT Armor; and

      >> Revenues from FAAC and Epsilor present in the second quarter of 2004 that were not present in the corresponding period of 2003.

          These revenues were offset to some extent by

            >>    Decreased CECOM revenues from our EFB subsidiary.

         In the second quarter of 2004, revenues were $4.0 million for the Simulation, Training and Consulting Division (compared to $883,000 in the second quarter of 2003, an increase of $3.1 million, or 354%, due primarily to the added revenues of FAAC); $2.6 million for the Battery and Power Systems Division (compared to $2.0 million in the second quarter of 2003, an increase of $602,000, or 30%, due primarily to the added revenues of Epsilor, offset to some extent by decreased revenues from EFB); and $3.3 million for the Armored Vehicle Division (compared to $586,000 in the second quarter of 2003, an increase of $2.7 million, or 461%, due primarily to increased revenues from MDT Armor).

         COST OF REVENUES AND GROSS PROFIT. Cost of revenues totaled $6.6 million during the second quarter of 2004, compared to $2.5 million in the second quarter of 2003, an increase of $4.1 million, or 165%, due primarily to increased sales in all divisions.

         Direct expenses for our three divisions during the second quarter of 2004 were $3.8 million for the Simulation, Training and Consulting Division (compared to $1.3 million in the second quarter of 2003, an increase of $2.5 million, or 191%, due primarily the added expenses of FAAC ); $2.6 million for the Battery and Power Systems Division (compared to $1.8 million in the second quarter of 2003, an increase of $847,000, or 48%, due primarily to the added revenues of Epsilor ($1.3 million), offset to some extent by decreased revenues of our Zinc-Air military batteries); and $3.0 million for the Armored Vehicle Division (compared to $780,000 in the second quarter of 2003, an increase of $2.2 million, or 288%, due primarily to increased revenues from MDT Armor).

         Gross profit was $3.4 million during the second quarter of 2004, compared to $1.0 million during the second quarter of 2003, an increase of $2.3 million, or 231%. This increase was the direct result of all factors presented above, most notably the presence of FAAC and Epsilor in our results and the increase in vehicle armoring revenues.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the second quarter of 2004 were $408,000, compared to $153,000 during the second quarter of 2003, an increase of $256,000, or 168%. This increase was primarily the result of the inclusion of the research and development expenses of FAAC and Epsilor in our results this quarter.

                              AROTECH CORPORATION


         SALES AND MARKETING EXPENSES. Sales and marketing expenses for the second quarter of 2004 were $1.1 million, compared to $934,000 the second quarter of 2003, an increase of $186,000, or 20%. This increase was primarily attributable to the inclusion of the sales and marketing expenses of FAAC and Epsilor in our results for 2004. Those expenses were offset to some extent by a decrease in expenses related to our security consulting business in the U.S.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the second quarter of 2004 were $3.5 million compared to $1.5 million in the second quarter of 2003, an increase of $2.1 million, or 141%. This increase was primarily attributable to the following factors:

      >> The inclusion of the general and administrative expenses of FAAC and Epsilor in our results for 2004;

      >> Expenses in 2004 in connection with warrant repricings, grants of new warrants and grants of options and shares to Employees, in the amount of $574,000, that were not present in 2003;

      >> Increases in other general and administrative expenses in comparison to 2003, such as employees accruals and expenses related to due diligence performed in connection to certain potential acquisitions; and

      >> Expenses incurred in connection with new activities by our Arocon and MDT Armor subsidiaries.

         FINANCIAL EXPENSES, NET. Financial expenses, net of interest income and exchange differentials, totaled approximately $2.0 million in the second quarter of 2004 compared to $726,000 in the second quarter of 2003, a difference of $1.3 million, or 174%. This difference was due primarily to amortization of compensation related to the issuance of convertible debentures, as well as interest expenses related to those debentures.

         INCOME TAXES. We and certain of our subsidiaries incurred net operating losses during 2004 and, accordingly, we were not required to make any provision for income taxes. With respect to some of our subsidiaries that operated at a net profit during 2004, we were able to offset federal taxes against our losses carry forward. We recorded a total of $175,000 in tax expenses in the second quarter of 2004, with respect to certain of our subsidiaries that operated at a net profit during 2004 and we are not able to offset their taxes against our loss carry forward and with respect to state taxes. In the second quarter of 2003, tax expenses written were with respect to MDT's taxable income.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets totaled $496,000 in the second quarter of 2004, compared to $312,000 the second quarter of 2003, an increase of $184,000, or 59%. $226,000 of this amortization was attributable to FAAC and $142,000 was attributable to Epsilor.

         NET LOSS. Due to the factors cited above, we reported a net loss of $4.4 million in the second quarter of 2004, compared to a net loss of $2.5 million the second quarter of 2003, an increase of $1.9 million.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

         REVENUES. During the six months ended June 30, 2004, we (through our subsidiaries) recognized revenues as follows:

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

         Revenues for the six months ended June 30, 2004 totaled $17.1 million, compared to $7.5 million in the comparable period in 2003, an increase of $9.6 million, or 127%. This increase was primarily attributable to the following factors:

      >> Increased revenues from our Armored Vehicle Division, particularly MDT Armor;

      >> Increased revenues from our Battery and Power Systems Division, particularly CECOM revenues from EFB; and

      >> Revenues from FAAC and Epsilor present in the first half of 2004 that were not present in the corresponding period of 2003.

          These revenues were offset to some extent by

            >>    Decreased revenues from our IES subsidiary.

         In the first half of 2004, revenues were $7.2 million for the Simulation, Training and Consulting Division (compared to $2.8 million in the first half of 2003, an increase of $4.4 million, or 154%, due primarily to the added revenues of FAAC, offset to some extent by decreased revenues from IES); $5.1 million for the Battery and Power Systems Division (compared to $2.9 million in the first half of 2003, an increase of $2.3 million, or 80%, due primarily to increased sales of our Zinc-Air military batteries and the added revenues of Epsilor); and $4.8 million for the Armored Vehicle Division (compared to $1.8 million in the first half of 2003, an increase of $2.9 million, or 159%, due primarily to increased revenues from MDT Armor).

         COST OF REVENUES AND GROSS PROFIT. Cost of revenues totaled $11.1 million during the first half of 2004, compared to $5.1 million in the first half of 2003, an increase of $6.0 million, or 118%, due primarily to increased sales in all divisions.

                              AROTECH CORPORATION


         Direct expenses for our three divisions during the first half of 2004 were $6.9 million for the Simulation, Training and Consulting Division (compared to $3.0 million in the first half of 2003, an increase of $3.9 million, or 130%, due primarily the added expenses of FAAC, offset to some extent by decreased sales by IES); $5.1 million for the Battery and Power Systems Division (compared to $2.8 million in the first half of 2003, an increase of $2.3 million, or 84%, due primarily to increased in sales of our Zinc-Air military batteries and the added revenues of Epsilor ($2.0 million); and $4.4 million for the Armored Vehicle Division (compared to $1.9 million in the first half of 2003, an increase of $2.5 million, or 128%, due primarily to increased revenues from MDT Armor).

         Gross profit was $6.0 million during the first half of 2004, compared to $2.4 million during the first half of 2003, an increase of $3.6 million, or 148%. This increase was the direct result of all factors presented above, most notably the presence of FAAC and Epsilor in our results and the increase in vehicle armoring revenues.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the first half of 2004 were $872,000, compared to $511,000 during the first half of 2003, an increase of $361,000, or 71%. This increase was the result of the inclusion of the research and development expenses of FAAC and Epsilor in our results this half.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses for the first half of 2004 were $2.1 million, compared to $1.6 million the first half of 2003, an increase of $503,000, or 31%. This increase was primarily attributable to the inclusion of the sales and marketing expenses of FAAC and Epsilor in our results for 2004

         Those expenses were offset to some extent by decrease in expenses related to our security consulting business in the U.S. and decrease in expenses related to our military batteries field.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the first half of 2004 were $7.2 million compared to $2.5 million in the first half of 2003, an increase of $4.7 million, or 191%. This increase was primarily attributable to the following factors:

            >> The inclusion of the general and administrative expenses of FAAC and Epsilor in our results for 2004;

            >> Expenses in 2004 in connection with warrant repricings, grants of new warrants and grant of options and shares to employees in the amount of $2.2 million, that were not present in 2003; and

            >> Increases in other general and administrative expenses in comparison to 2003, such as employee accruals, amortization of certain expenses related to convertible debentures, and expenses related to due diligence performed in connection to certain potential acquisitions; and

            >> We incurred expenses in connection with new activities by our Arocon and MDT Armor subsidiaries.

                              AROTECH CORPORATION


         FINANCIAL EXPENSES, NET. Financial expenses, net of interest income and exchange differentials, totaled approximately $3.3 million in the first half of 2004 compared to $984,000 in the first half of 2003, a difference of $2.3 million or 231%. This difference was due primarily to amortization of compensation related to the issuance of convertible debentures, as well as interest expenses related to those debentures.

         INCOME TAXES. We and certain of our subsidiaries incurred net operating losses during 2004 and, accordingly, we were not required to make any provision for income taxes. With respect to some of our subsidiaries that operated at a net profit during 2004, we were able to offset federal taxes against our losses carry forward. We recorded a total of $170,000 in tax expenses in the first half of 2004, with respect to certain of our subsidiaries that operated at a net profit during 2004 and we are not able to offset their taxes against our loss carry forward and with respect to state taxes. In the first half of 2003, tax expenses were written with respect to MDT's taxable income.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets totaled $1 million in the first half of 2004, compared to $624,000 in the first half of 2003, an increase of $368,000, or 59%. $452,000 of this amortization was attributable to FAAC and $284,000 was attributable to Epsilor.

         NET LOSS. Due to the factors cited above, we reported a net loss of $8.7 million in the first half of 2004, compared to a net loss of $3.8 million the first half of 2003, an increase of $4.8 million.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2004, we had $5.1 million in cash, $8.9 million in restricted collateral securities and cash deposits due within one year, $2.0 million in long-term restricted securities and deposits, and $127,000 in marketable securities, as compared to at December 31, 2003, when we had $13.7 million in cash and $706,000 in restricted cash deposits due within one year. The decrease in cash was primarily the result of the costs of the acquisitions of FAAC and Epsilor, and working capital needed in our other segments.

         We used available funds in the first six months of 2004 primarily for acquisitions, sales and marketing, continued research and development expenditures, and other working capital needs. We increased our investment in fixed assets during the six months ended June 30, 2004 by $637,000 over the investment as at December 31, 2003, primarily in the Battery and Power Systems Division and in the Simulation, Training and Consulting Division. Our net fixed assets amounted to $3.3 million at quarter end.

         Net cash used in operating activities from continuing operations for the six months ended June 30, 2004 and 2003 was $1.1 million and $2.5 million, respectively, a decrease of $1.4 million. This decrease was primarily the result of changes in operating assets and liabilities, particularly an increase in deferred revenues and decrease in trade receivables.

         Net cash used in investing activities for the six months ended June 30, 2004 and 2003 was $29.9 million and $520,000, respectively, an increase of $29.4 million. This increase was primarily the result of our investment in the acquisition of FAAC and Epsilor in 2004.

                              AROTECH CORPORATION


         Net cash provided by financing activities for the six months ended June 30, 2004 and 2003 was $22.5 million and $4.5 million, respectively, an increase of $18.1 million, or 404%. This increase was primarily the result of higher amounts of funds raised through sales of our securities in 2004 compared to 2003.

         During the six months ended June 30, 2004, certain of our employees exercised options under our registered employee stock option plan. The proceeds to us from the exercised options were approximately $1.1 million.

         As of June 30, 2004, we had (based on the contractual amount of the debt and not on the accounting valuation of the debt) approximately $7.4 million in long term bank and certificated debt outstanding, of which $5.3 million was convertible debt, and approximately $1.4 million in short-term debt.

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

BUSINESS-RELATED RISKS

     WE HAVE HAD A HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES.

         We were incorporated in 1990 and began our operations in 1991. We have funded our operations principally from funds raised in each of the initial public offering of our common stock in February 1994; through subsequent public and private offerings of our common stock and equity and debt securities convertible into shares of our common stock; research contracts and supply contracts; funds received under research and development grants from the
Government of Israel; and sales of products that we and our subsidiaries manufacture. We have incurred significant operating losses since our inception. Additionally, as of June 30, 2004, we had an accumulated deficit of approximately $118.4 million. There can be no assurance that we will ever be able to maintain profitability consistently or that our business will continue to exist.

                              AROTECH CORPORATION


     OUR EXISTING INDEBTEDNESS MAY ADVERSELY AFFECT OUR ABILITY TO OBTAIN ADDITIONAL FUNDS AND MAY INCREASE OUR VULNERABILITY TO ECONOMIC OR BUSINESS DOWNTURNS.

         Our bank and certificated indebtedness aggregated approximately $8.9 million as of June 30, 2004. Accordingly, we are subject to the risks associated with indebtedness, including:

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

                              AROTECH CORPORATION


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

     WE MAY NOT BE SUCCESSFUL IN OPERATING A NEW BUSINESS.

         Prior to the acquisitions of IES and MDT in 2002 and the acquisitions of FAAC and Epsilor in January 2004 and AoA in August 2004, our primary business was the marketing and sale of products based on primary and refuelable Zinc-Air fuel cell technology and advancements in battery technology for defense and security products and other military applications, electric vehicles and consumer electronics. As a result of our acquisitions, a substantial component of our business is the marketing and sale of hi-tech multimedia and interactive training solutions and sophisticated lightweight materials and advanced engineering processes used to armor vehicles. These are new businesses for us and our management group has limited experience operating these types of businesses. Although we have retained our acquired companies' management personnel, we cannot assure that such personnel will continue to work for us or that we will be successful in managing this new business. If we are unable to successfully operate these new businesses, our business, financial condition and results of operations could be materially impaired.

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

                              AROTECH CORPORATION


     WE MAY NOT SUCCESSFULLY INTEGRATE OUR NEW ACQUISITIONS.

         In light of our recent acquisitions of IES, MDT, FAAC, Epsilor and AoA, our success will depend in part on our ability to manage the combined operations of these companies and to integrate the operations and personnel of these companies along with our other subsidiaries and divisions into a single organizational structure. There can be no assurance that we will be able to effectively integrate the operations of our subsidiaries and divisions and our newly-acquired businesses into a single organizational structure. Integration of these operations could also place additional pressures on our management as well as on our key technical resources. The failure to successfully manage this integration could have an adverse material effect on us.

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

     A SIGNIFICANT PORTION OF OUR BUSINESS IS DEPENDENT ON GOVERNMENT CONTRACTS.

         Many of the customers of IES, FAAC and AoA to date have been in the public sector of the U.S., including the federal, state and local governments, and in the public sectors of a number of other countries, and most of MDT's customers have been in the public sector in Israel, in particular the Ministry of Defense. Additionally, all of EFB's sales to date of battery products for the military and defense sectors have been in the public sector in the United States. A significant decrease in the overall level or allocation of defense spending or law enforcement in the U.S. or other countries could have a material adverse effect on our future results of operations and financial condition. MDT has already experienced a slowdown in orders from the Ministry of Defense due to budget constraints and a requirement of U.S. aid to Israel that a substantial proportion of such aid be spent in the U.S., where MDT has only recently opened a factory in operation.

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

                              AROTECH CORPORATION


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

                              AROTECH CORPORATION


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

         Some of our contracts are fixed-price contracts under which we bear the risk of any cost overruns. Our profits are adversely affected if our costs under these contracts exceed the assumptions that we used in bidding for the contract. In the six months ended June 30, 2004, approximately 24% of our revenues were derived from fixed-price contracts for both defense and non-defense related government contracts. Often, we are required to fix the price for a contract before we finalize the project specifications, which increases the risk that we will mis-price these contracts. The complexity of many of our engagements makes accurately estimating our time and resources more difficult.

     IF WE ARE UNABLE TO RETAIN OUR CONTRACTS WITH THE U.S. GOVERNMENT AND SUBCONTRACTS UNDER U.S. GOVERNMENT PRIME CONTRACTS IN THE COMPETITIVE REBIDDING PROCESS, OUR REVENUES MAY SUFFER.

         Upon expiration of a U.S. government contract or subcontract under a U.S. government prime contract, if the government customer requires further services of the type provided in the contract, there is frequently a competitive rebidding process. We cannot guarantee that we, or if we are a subcontractor that the prime contractor, will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract. Further, all U.S. government contracts are subject to protest by competitors. The termination of several of our significant contracts or nonrenewal of several of our significant contracts could result in significant revenue shortfalls.

     SOME OF THE COMPONENTS OF OUR PRODUCTS POSE POTENTIAL SAFETY RISKS WHICH COULD CREATE POTENTIAL LIABILITY EXPOSURE FOR US.

         Some of the components of our products contain elements that are known to pose potential safety risks. In addition to these risks, and there can be no assurance that accidents in our facilities will not occur. Any accident, whether occasioned by the use of all or any part of our products or technology or by our manufacturing operations, could adversely affect commercial acceptance of our products and could result in significant production delays or claims for damages resulting from injuries. Any of these occurrences would materially adversely affect our operations and financial condition.

                              AROTECH CORPORATION


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

                              AROTECH CORPORATION


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

     WE ARE DEPENDENT ON KEY PERSONNEL AND OUR BUSINESS WOULD SUFFER IF WE FAIL TO RETAIN THEM.

         We are highly dependent on the presidents of our IES, FAAC and AoA subsidiaries and the general managers of our MDT and Epsilor subsidiaries, and the loss of the services of one or more of these persons could adversely affect us. We are especially dependent on the services of our Chairman, President and Chief Executive Officer, Robert S. Ehrlich. The loss of Mr. Ehrlich could have a material adverse effect on us. We are party to an employment agreement with Mr. Ehrlich, which agreement expires at the end of 2005. We do not have key-man life insurance on Mr. Ehrlich.

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

                              AROTECH CORPORATION


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

                              AROTECH CORPORATION


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

     A SUBSTANTIAL NUMBER OF OUR SHARES ARE AVAILABLE FOR SALE IN THE PUBLIC MARKET AND SALES OF THOSE SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

         Sales of a substantial number of shares of common stock into the public market, or the perception that those sales could occur, could adversely affect our stock price or could impair our ability to obtain capital through an offering of equity securities. As of August 10, 2004, we had 79,078,483 shares of common stock issued and outstanding. Of these shares, most are freely transferable without restriction under the Securities Act of 1933, and a substantial portion of the remaining shares may be sold subject to the volume restrictions, manner-of-sale provisions and other conditions of Rule 144 under the Securities Act of 1933.

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

     EXERCISE OF OUR WARRANTS, OPTIONS AND CONVERTIBLE DEBT COULD ADVERSELY AFFECT OUR STOCK PRICE AND WILL BE DILUTIVE.

         As of August 10, 2004, there were outstanding warrants to purchase a total of 18,183,513 shares of our common stock at a weighted average exercise price of $1.58 per share, options to purchase a total of 8,996,880 shares of our common stock at a weighted average exercise price of $1.32 per share, of which 5,706,463 were vested, at a weighted average exercise price of $1.48 per share, and outstanding debentures convertible into a total of 3,786,732 shares of our common stock at a weighted average conversion price of $1.39 per share. Holders of our options, warrants and convertible debt will probably exercise or convert them only at a time when the price of our common stock is higher than their respective exercise or conversion prices. Accordingly, we may be required to issue shares of our common stock at a price substantially lower than the market price of our stock. This could adversely affect our stock price. In addition, if and when these shares are issued, the percentage of our common stock that existing stockholders own will be diluted.

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

                              AROTECH CORPORATION


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

         While we conduct our business primarily in U.S. dollars, some of our agreements are denominated in foreign currencies, and we occasionally hedge part of the risk of a devaluation of the U.S dollar, which could have an adverse effect on the revenues that we incur in foreign currencies. We do not hold or issue derivative financial instruments for trading or speculative purposes

ITEM 4.  CONTROLS AND PROCEDURES.

         As of the end of the second quarter of 2004, our management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our periodic reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

                              AROTECH CORPORATION


         As of June 30, 2004, based upon their evaluations, these officers concluded that the design of the disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. We intend to continually strive to improve our disclosure controls and procedures to enhance the quality of our financial reporting.

         There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                              AROTECH CORPORATION


                                     PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Issuance of Shares to an Employee

         In June 2004, we issued at par value a total of 40,000 shares of our stock to the general manager of one of our subsidiaries, as a special stock bonus.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         We held our 2004 Annual Meeting of Stockholders on June 14, 2004. At that meeting, the stockholders voted on the following matters with the following results:

1. Fixing the number of Class III Directors at three:

                                                VOTES FOR      VOTES AGAINST      ABSTENTIONS    SHARES NOT VOTING
                                                ---------      -------------      -----------    -----------------
                                               61,775,312         685,128              0                0

2. Election of Class III Directors:

                                                VOTES FOR      VOTES AGAINST      ABSTENTIONS    SHARES NOT VOTING
                                                ---------      -------------      -----------    -----------------
         Robert S. Ehrlich.................    61,775,312            0                 0                0
         Bert W. Wasserman.................    61,898,587            0                 0                0
         Edward J. Borey...................    61,934,783            0                 0                0
         (Directors  whose terms of office  continued after the meeting were Dr. Jay M. Eastman,  Jack Rosenfeld,
         Lawrence M. Miller, and Steven Esses)

3. Ratifying the appointment of Kost, Forer, Gabbay & Kassierer, a member of Ernst & Young Global, as the Company's independent accountants for the fiscal year ending December 31, 2004:

                                                VOTES FOR      VOTES AGAINST      ABSTENTIONS    SHARES NOT VOTING
                                                ---------      -------------      -----------    -----------------
                                               61,790,881         518,508           151,050             0

4. Amending the terms of the Company's Amended and Restated Certificate of Incorporation to increase the authorized common stock from 100,000,000 shares to 250,000,000 share:

                                                VOTES FOR      VOTES AGAINST      ABSTENTIONS    SHARES NOT VOTING
                                                ---------      -------------      -----------    -----------------
                                               57,154,004        4,779,998          526,438             0

5. Amending the terms of the Company's Amended and Restated 1995 Non-Employee Director Stock Option Plan to increase initial grants to from 25,000 to 50,000 options and annual grants from 10,000 to 35,000 options:

                                                VOTES FOR      VOTES AGAINST      ABSTENTIONS    SHARES NOT VOTING
                                                ---------      -------------      -----------    -----------------
                                               10,437,840        6,107,963          581,725         45,332,913

6. Adopting the 2004 Stock Option and Restricted Stock Purchase Plan:

                                                VOTES FOR      VOTES AGAINST      ABSTENTIONS    SHARES NOT VOTING
                                                ---------      -------------      -----------    -----------------
                                               11,998,476        4,492,487          636,564         45,332,913

                              AROTECH CORPORATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as exhibits to this report:

         EXHIBIT
         NUMBER                        DESCRIPTION
         -------                       -----------

           4.1    Form of Warrant dated July 14, 2004

          10.1 Stock Purchase Agreement dated as of July 15, 2004 between Arotech Corporation and Armour of America, Incorporated and its sole shareholder

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)   The following   reports  on Form 8-K or Form  8-K/A were filed or
furnished during the second quarter of 2004:

 DATE FILED                            ITEM REPORTED
 ----------                            -------------

May 12, 2004      Item 7 - Financial Statements, Pro Forma Financial Information
                  and  Exhibits;  and  Item  12  -  Results  of  Operations  and
                  Financial Condition (furnished but not filed)

                              AROTECH CORPORATION


                                   SIGNATURES
--------------------------------------------------------------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   August 16, 2004

                                    AROTECH CORPORATION


                                    By: /s/ Robert S. Ehrlich
                                        -------------------------------------
                                        Name:   Robert S. Ehrlich
                                        Title:  Chairman, President and CEO
                                                (Principal Executive Officer)



                                    By: /s/ Avihai Shen
                                        -------------------------------------
                                        Name:   Avihai Shen
                                        Title:  Vice President - Finance
                                                (Principal Financial Officer)

                               AROTECH CORPORATION


                                  EXHIBIT INDEX

         EXHIBIT
         NUMBER                        DESCRIPTION
         -------                       -----------

           4.1    Form of Warrant dated July 14, 2004

          10.1 Stock Purchase Agreement dated as of July 15, 2004 between Arotech Corporation and Armour of America, Incorporated and its sole shareholder

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