Form 10-Q
period 2004-09-30
AROTECH CORP
filed 2004-11-22
CIK 916529

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2004.
                                                          ------------------

                         Commission file number: 0-23336
                                                 -------

                               AROTECH CORPORATION
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                                95-4302784
     -------------------------------                -------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)


250 West 57th Street, Suite 310, New York, New York                10107
---------------------------------------------------              ----------
     (Address of principal executive offices)                    (Zip Code)

                                 (212) 258-3222
    ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


    ------------------------------------------------------------------------
                 (Former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                              Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).                     Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's common stock as of November 10, 2004 was 79,096,283.

================================================================================

                               AROTECH CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION

        Item 1 - Interim Consolidated Financial Statements (Unaudited):
        Consolidated Balance Sheets at September 30, 2004 and December 31, 2003 (audited)..............     3
        Consolidated Statements of Operations for the Nine Months Ended September 30, 2004 and 2003....     5
        Consolidated Statements of Changes in Stockholders' Equity during the Nine-Month Period Ended
            September 30, 2004.........................................................................     6
        Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003....     7
        Note to the Interim Consolidated Financial Statements..........................................    11

        Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.    27

        Item 3 - Quantitative and Qualitative Disclosures about Market Risk............................    52

        Item 4 - Controls and Procedures...............................................................    53

PART II - OTHER INFORMATION

        Item 2 - Changes in Securities and Use of Proceeds.............................................    55

        Item 5 - Other Information.....................................................................    55

        Item 6 - Exhibits and Reports on Form 8-K......................................................    55

SIGNATURES.............................................................................................    57

                               AROTECH CORPORATION
Item 1.       INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           CONSOLIDATED BALANCE SHEETS
                                 (U.S. Dollars)
--------------------------------------------------------------------------------

                                                                      September 30,  December 31,
                                                                           2004         2003
                                                                       -----------   -----------
                                   ASSETS                              (Unaudited)   (Note 1.c.)
CURRENT ASSETS:
    Cash and cash equivalents ......................................   $ 4,573,875   $13,685,125
    Restricted securities and deposits due within one year .........    13,236,461       706,180
    Available-for-sale marketable securities .......................       128,826            --
    Trade receivables (net of allowance for doubtful accounts in the amounts of $56,394 and $61,282 as of September 30, 2004 and
      December 31, 2003, respectively) .............................     7,800,632     4,706,423
    Current portion of note receivable .............................       329,550            --
    Unbilled revenues ..............................................     2,560,108            --
    Other accounts receivable and prepaid expenses .................     1,623,183     1,187,371
    Inventories ....................................................     7,631,193     1,914,748
    Assets of discontinued operations ..............................            --        66,068
                                                                       -----------   -----------

              Total current assets .................................    37,883,828    22,265,915
                                                                       -----------   -----------

SEVERANCE PAY FUND .................................................     1,837,616     1,023,342

RESTRICTED SECURITIES AND DEPOSITS .................................     1,000,000            --

LONG TERM NOTE RECEIVABLES .........................................       667,245            --

PROPERTY AND EQUIPMENT, NET ........................................     4,463,675     2,292,741

GOODWILL ...........................................................    24,978,764     5,064,555

OTHER INTANGIBLE Assets, NET .......................................    15,300,743     2,375,195
                                                                       -----------   -----------

                                                                       $86,131,871   $33,021,748
                                                                       ===========   ===========

--------------------------------------------------------------------------------
               The accompanying notes are an integral part of the
                       Consolidated Financial Statements.

                               AROTECH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (U.S. Dollars, except share data)
--------------------------------------------------------------------------------

                                                                               September 30,     December 31,
                                                                                   2004             2003*
                                                                               -------------    -------------
                                                                                (Unaudited)      (Note 1.c.)
         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade payables ........................................................   $   4,190,155    $   1,967,448
     Other accounts payable and accrued expenses ...........................       5,947,310        4,030,411**
     Current portion of promissory notes due to purchase of subsidiaries ...       1,149,509          150,000
     Short-term bank loans and current portion of long-term loans ..........         106,691           40,849
     Deferred revenues .....................................................       2,884,295          140,936**
     Liability related to warrants .........................................       9,011,995               --
     Liabilities of discontinued operations ................................              --          380,108
                                                                               -------------    -------------

Total current liabilities ..................................................      23,289,955        6,709,752

LONG TERM LIABILITIES
     Accrued severance pay .................................................       3,241,581        2,814,492
     Convertible debentures, net ...........................................       1,792,370        1,450,194
     Deferred warranty revenue, less current portion .......................         181,722          220,143
     Promissory notes due to purchase of subsidiaries ......................         977,861          150,000
                                                                               -------------    -------------

Total long-term liabilities ................................................       6,193,534        4,634,829

MINORITY INTEREST ..........................................................          85,885           51,290

SHAREHOLDERS' EQUITY:
     Share capital -
     Common stock - $0.01 par value each;
       Authorized: 250,000,000 shares as of September 30, 2004 and December
         31, 2003; Issued: 79,100,166 shares as of September 30, 2004 and
         47,972,407 shares as of December 31, 2003; Outstanding - 78,544,833 shares as of September 30, 2004 and 47,417,074 shares as of
         December 31, 2003 .................................................         791,002          479,726
     Preferred shares - $0.01 par value each;
       Authorized: 1,000,000 shares as of September 30, 2004 and December
         31, 2003; No shares issued and outstanding as of September 30, 2004
         and December 31, 2003 .............................................              --               --
     Additional paid-in capital ............................................     177,348,358      135,702,413
     Deferred stock compensation ...........................................      (1,027,653)          (8,464)
     Accumulated deficit ...................................................    (115,698,412)    (109,911,240)
     Treasury stock, at cost (common stock - 555,333 shares as of September
       30, 2004 and December 31, 2003) .....................................      (3,537,106)      (3,537,106)
     Notes receivable on account of shares .................................      (1,222,902)      (1,203,881)
     Accumulated other comprehensive income (loss) .........................         (90,790)         104,429
                                                                               -------------    -------------

Total shareholders' equity .................................................      56,562,497       21,625,877
                                                                               -------------    -------------

                                                                               $  86,131,871    $  33,021,748
                                                                               =============    =============

----------
*  Restated.
** Reclassified.

--------------------------------------------------------------------------------
               The accompanying notes are an integral part of the
                       Consolidated Financial Statements.

                               AROTECH CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                        (U.S. Dollars, except share data)
--------------------------------------------------------------------------------

                                                         Nine months ended               Three months ended
                                                            September 30,                   September 30,
                                                    ----------------------------    ----------------------------
                                                        2004            2003*           2004           2003*
                                                    ------------    ------------    ------------    ------------
Revenues ........................................   $ 33,383,023    $ 13,232,486    $ 16,272,521    $  5,705,898

Cost of revenues ................................     22,680,921       8,365,212      11,548,948       3,252,323
                                                    ------------    ------------    ------------    ------------

Gross profit ....................................     10,702,102       4,867,274       4,723,573       2,453,575

Operating expenses:
     Research and development ...................      1,302,774         762,629         431,147         252,085
     Selling and marketing ......................      3,435,183       2,395,190       1,294,487         757,614
     General and administrative .................      7,571,923       3,456,286       2,111,853         982,779
     Amortization of intangible assets ..........      1,731,425         727,127         739,400         103,584
                                                    ------------    ------------    ------------    ------------
Total operating costs and expenses ..............     14,041,305       7,341,232       4,576,887       2,096,062
                                                    ------------    ------------    ------------    ------------

Operating income (loss) .........................     (3,339,203)     (2,473,958)        146,686         357,513
Financial income (expenses), net ................     (2,126,079)     (1,213,582)      1,105,276         (82,333)
                                                    ------------    ------------    ------------    ------------

Income (loss) before income taxes ...............     (5,465,282)     (3,687,540)      1,251,962         275,180
Income tax expenses, net ........................       (286,525)       (308,137)       (116,460)        (31,089)
                                                    ------------    ------------    ------------    ------------
Income (loss) before minority interest in loss
   (earnings) of a subsidiary and income tax
   expenses .....................................     (5,751,807)     (3,995,677)      1,135,502         244,091
Minority interest in loss (earnings) of a
   subsidiary ...................................        (35,365)        134,813          (8,657)        (25,485)
                                                    ------------    ------------    ------------    ------------
Income (loss) from continuing operations ........     (5,787,172)     (3,860,864)      1,126,845         218,606
Income (loss) from discontinued operations ......             --          80,883              --          (2,285)
                                                    ------------    ------------    ------------    ------------
Net income (loss) ...............................     (5,787,172)     (3,779,981)      1,126,845         216,321
Deemed dividend to certain stockholders of common
   stock ........................................     (3,328,952)       (267,026)     (2,165,952)        (94,676)
                                                    ------------    ------------    ------------    ------------
Net income (loss) attributable to common
   stockholders .................................   $ (9,116,124)   $ (4,047,007)   $ (1,039,107)   $    121,645
                                                    ============    ============    ============    ============

Basic and diluted net earnings (loss) per share
  from continuing operations ....................   $      (0.14)   $      (0.11)   $      (0.01)   $       0.00
                                                    ============    ============    ============    ============
Basic and diluted net earnings (loss) per share
  from discontinued operations ..................   $       0.00    $       0.00    $       0.00    $       0.00
                                                    ============    ============    ============    ============
Basic and diluted net earnings (loss) per share .   $      (0.14)   $      (0.11)   $      (0.01)   $       0.00
                                                    ============    ============    ============    ============

Weighted average number of shares used in
  computing basic net loss per share ............     67,072,069      37,276,260      76,744,251      40,371,940

----------
* Restated.

--------------------------------------------------------------------------------
               The accompanying notes are an integral part of the
                       Consolidated Financial Statements.

                               AROTECH CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (U.S. Dollars, except share data)
--------------------------------------------------------------------------------


                                             Common Stock             Additional         Deferred
                                       --------------------------       paid-in           stock          Accumulated
                                         Shares         Amount          capital        compensation        deficit
                                       ----------   -------------   -------------     -------------    -------------
BALANCE AT JANUARY 1, 2004 -
  NOTE 1 ........................      47,972,407   $     479,726   $ 135,702,413*    $      (8,464)   $(109,911,240)*
CHANGES DURING THE NINE-MONTH
  PERIOD ENDED SEPTEMBER 30, 2004
   Issuance of shares, net ......      14,548,491         145,485      24,944,639                --               --
   Issuance of shares in respect
     of FAAC acquisition ........       1,003,856          10,039       1,993,639                --               --
   Conversion of convertible
     debentures .................       3,213,292          32,132       3,035,583                --               --
   Exercise of warrants by
     investors ..................      11,363,342         113,633      19,119,008                --               --
   Issuance of shares to
     consultants ................          74,215             742         170,489                --               --
   Compensation related to
     warrants issued in
     settlement of litigation ...              --              --         483,828                --               --
   Compensation related to
     non-recourse loan granted
     to shareholder .............              --              --         (13,500)               --               --
   Exercise of options by
     employees ..................         856,948           8,569       1,053,012                --               --
   Exercise of options by
     consultants ................          27,615             276          38,399                --               --
   Shares issued to employee ....          40,000             400          92,800                --               --
   Deferred stock compensation ..              --              --       1,556,147        (1,556,147)              --
   Amortization of deferred
     stock compensation .........              --              --              --           536,958               --
   Reclassification to
     liability in connection
     with warrants granted ......              --              --     (10,841,020)               --               --
   Interest accrued on notes
     receivable from
     shareholders ...............              --              --          12,921                --               --
   Other comprehensive loss -
     foreign currency
     translation adjustment .....              --              --              --                --               --
   Other comprehensive loss -
     unrealized gain on
     available for sale
     marketable securities ......              --              --              --                --               --
  Net loss ......................              --              --              --                --       (5,787,172)
                                       ----------   -------------   -------------     -------------    -------------
  Total comprehensive loss ......              --              --              --                --               --
BALANCE AT SEPTEMBER 30, 2004 -
  UNAUDITED .....................      79,100,166   $     791,002   $ 177,348,358     $  (1,027,653)   $(115,698,412)

                                                             Notes        Accumulated
                                                           receivable        other             Total
                                          Treasury            from       comprehensive     comprehensive
                                            stock         shareholders    income (loss)         loss            Total
                                        -------------    -------------    -------------    -------------    -------------
BALANCE AT JANUARY 1, 2004 -
  NOTE 1 ........................       $  (3,537,106)   $  (1,203,881)   $     104,429    $          --    $  21,625,877*
CHANGES DURING THE NINE-MONTH
  PERIOD ENDED SEPTEMBER 30, 2004
   Issuance of shares, net ......                  --               --               --               --       25,090,124
   Issuance of shares in respect
     of FAAC acquisition ........                  --               --               --               --        2,003,678
   Conversion of convertible
     debentures .................                  --               --               --               --        3,067,715
   Exercise of warrants by
     investors ..................                  --               --               --               --       19,232,641
   Issuance of shares to
     consultants ................                  --               --               --               --          171,231
   Compensation related to
     warrants issued in
     settlement of litigation ...                  --               --               --               --          483,828
   Compensation related to
     non-recourse loan granted
     to shareholder .............                  --               --               --               --          (13,500)
   Exercise of options by
     employees ..................                  --           (6,100)              --               --        1,055,481
   Exercise of options by
     consultants ................                  --               --               --               --           38,675
   Shares issued to employee ....                  --               --               --               --           93,200
   Deferred stock compensation ..                  --               --               --               --               --
   Amortization of deferred
     stock compensation .........                  --               --               --               --          536,958
   Reclassification to
     liability in connection
     with warrants granted ......                  --               --               --               --      (10,841,020)
   Interest accrued on notes
     receivable from
     shareholders ...............                  --          (12,921)              --               --               --
   Other comprehensive loss -
     foreign currency
     translation adjustment .....                  --               --         (198,067)        (198,067)        (198,067)
   Other comprehensive loss -
     unrealized gain on
     available for sale
     marketable securities ......                  --               --            2,848            2,848            2,848
  Net loss ......................                  --               --               --       (5,787,172)      (5,787,172)
                                        -------------    -------------    -------------    -------------    -------------
  Total comprehensive loss ......                  --               --               --    $  (5,982,391)              --
BALANCE AT SEPTEMBER 30, 2004 -                                                            =============
  UNAUDITED .....................       $  (3,537,106)   $  (1,222,902)   $     (90,790)                    $  56,562,497

----------
* Restated.

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

                               AROTECH CORPORATION
         CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited) (U.S. Dollars)
--------------------------------------------------------------------------------

                                                                                          Nine months ended September 30,
                                                                                          -------------------------------
                                                                                               2004            2003*
                                                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period ..............................................................   $ (5,787,172)   $ (3,779,981)
  Net income for the period from discontinued operations ...............................             --         (80,883)
  Adjustments required to reconcile net loss to net cash used in operating activities:
   Depreciation ........................................................................        834,637         529,155
   Amortization of intangible assets ...................................................      1,703,936         732,364
   Amortization of subsidiary purchase price allocated to inventory ....................        586,325              --
   Amortization of prepaid financial expenses ..........................................             --         236,250
   Amortization of compensation related to warrants issued to the holders of convertible
     debentures and beneficial conversion feature ......................................      3,454,676       1,134,001
   Amortization of deferred expenses related to convertible debenture issuance .........        176,771         156,802
   Amortization of capitalized research and development projects .......................         27,489              --
   Adjustment of liability in connection to warrants granted ...........................     (1,829,025)             --
   Stock-based compensation due to options and shares granted to employees .............        576,648              --
   Stock-based compensation due to options granted to consultants ......................             --          29,759
   Stock-based compensation due to shares granted to consultants .......................             --         154,331
   Write-off of inventory ..............................................................         67,951          23,830
   Earnings (loss) to minority .........................................................         35,363        (134,813)
   Impairment of fixed assets ..........................................................             --          62,332
   Mark-up of loans to shareholders ....................................................        (32,397)        (12,519)
   Interest expenses (income) accrued on promissory notes due to purchase of subsidiary          36,385         (35,853)
   Capital gain from sale of marketable securities .....................................         (4,114)             --
   Interest accrued on certificates of deposit due within one year .....................       (184,374)             --
   Amortization of premium related to restricted securities ............................        146,105              --
   Capital gain from sale of property and equipment ....................................         (5,744)         (3,163)
   Accrued severance pay, net ..........................................................       (474,575)         24,984
   Increase in deferred tax assets .....................................................        (16,499)             --
  Changes in operating asset and liability items:
   Decrease (increase) in trade receivables ............................................        725,593      (1,495,380)
   Increase in unbilled revenues .......................................................     (1,259,720)             --
   Decrease in notes receivable ........................................................        283,078              --
   Increase in other accounts receivable and prepaid expenses ..........................       (447,270)       (232,303)**
   Decrease (increase) in inventories ..................................................     (2,895,083)        130,404
   Increase (decrease) in trade payables ...............................................        955,347        (320,782)
   Increase in deferred revenues .......................................................      2,092,736              --
   Decrease in accounts payable and accruals ...........................................        202,891         444,651
                                                                                           ------------    ------------
  Net cash used in operating activities from continuing operations (reconciled from ....     (1,030,042)     (2,436,814)
    continuing operations)
  Net cash used in operating activities from discontinued operations (reconciled from
    discontinued operations) ...........................................................       (211,628)       (360,502)
                                                                                           ------------    ------------
  Net cash used in operating activities ................................................     (1,241,670)     (2,797,316)
                                                                                           ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

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

                               AROTECH CORPORATION
         CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited) (U.S. Dollars)
--------------------------------------------------------------------------------

                                                                                          Nine months ended September 30,
                                                                                          -------------------------------
                                                                                               2004            2003*
                                                                                           ------------    ------------
   Repayment of promissory note related to purchase of subsidiary ......................     (1,150,000)       (750,000)
   Investment in subsidiary(1) .........................................................     (7,190,777)             --
   Investment in subsidiary(2) .........................................................    (12,129,103)             --
   Investment in subsidiary(3) .........................................................    (17,302,167)             --
   Proceeds from sale of marketable securities, net ....................................            812              --
   Repayment of loan granted to shareholder ............................................         32,397           9,280**
   Purchase of intangible assets and inventory .........................................             --        (196,331)
   Purchase of property and equipment ..................................................     (1,121,991)       (417,530)
   Loans granted to stockholders, net ..................................................             --         (13,737)**
   Increase in capitalized research and development projects ...........................       (304,108)       (169,548)**
   Proceeds from sale of property and equipment ........................................         93,786           7,585
   Decrease (increase) in demo inventories, net ........................................        (26,970)          8,733
   Decrease (increase) in restricted securities and deposits, net ......................    (13,111,519)        585,807
                                                                                           ------------    ------------
  Net cash used in investing activities ................................................    (52,209,640)       (935,741)
                                                                                           ------------    ------------
FORWARD ................................................................................   $(53,451,310)   $ (3,733,057)
                                                                                           ------------    ------------

----------
*  Restated.
** Reclassified.

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

                               AROTECH CORPORATION
        CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited) (U.S. Dollars)
--------------------------------------------------------------------------------

                                                                             Nine months ended September 30,
                                                                             -------------------------------
                                                                                  2004            2003*
                                                                              ------------    ------------
FORWARD ...................................................................   $(53,451,310)   $ (3,733,057)
                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in short-term credit from banks .............................       (419,085)        (93,799)
     Proceeds from issuance of share capital, net .........................     24,319,890              --
     Proceeds from exercise of options ....................................      1,094,156          57,285
     Proceeds from exercise of warrants ...................................     19,387,651       1,730,732
     Payment on capital lease obligation ..................................         (2,888)           (343)
     Repayment of long-term loans .........................................        (42,529)             --
     Issuance of convertible debenture ....................................             --       3,238,662**
                                                                              ------------    ------------

Net cash provided by financing activities .................................     44,337,195       4,932,537
                                                                              ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................     (9,114,115)      1,199,480

CASH EROSION DUE TO EXCHANGE RATE DIFFERENCES .............................          2,865          (4,063)

BALANCE OF CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD .......     13,685,125       1,457,526
                                                                              ------------    ------------

BALANCE OF CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD .............   $  4,573,875    $  2,652,943
                                                                              ============    ============

SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Issuance of shares and warrants against accrued expenses ..................   $  1,310,394    $         --
                                                                              ============    ============
Exercise of options and warrants against notes receivable .................   $      6,100    $         --
                                                                              ============    ============
Issuance expenses against account payable .................................   $    155,002    $         --
                                                                              ============    ============
Purchase of property and equipment against accounts payable ...............   $     32,841    $         --
                                                                              ============    ============
Purchase of intangible assets against notes receivable ....................   $         --    $    300,000
                                                                              ============    ============
Increase of investment in subsidiary against shares of common stock .......   $         --    $    123,480
                                                                              ============    ============
Investment in subsidiary against promissory note ..........................   $  2,940,985    $         --
                                                                              ============    ============
Conversion of promissory note to shares of common stock ...................   $         --    $    450,000
                                                                              ============    ============
Exercise of convertible debentures against shares .........................   $  3,112,500    $  1,500,000
                                                                              ============    ============
Liability in connection to warrants granted ...............................   $ 10,841,020    $         --
                                                                              ============    ============
Compensation related to issuance of warrants in connection with convertible
debenture and beneficial conversion feature of convertible debentures .....   $         --    $  1,890,000
                                                                              ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION - CASH PAID DURING THE
  PERIOD FOR:
         Interest .........................................................   $   (404,503)   $    (24,384)
                                                                              ============    ============

----------
*    Restated.
**   Reclassified.

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

                               AROTECH CORPORATION
         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)
--------------------------------------------------------------------------------

(1) In January 2004, the Company acquired substantially all of the outstanding ordinary shares of Epsilor Electronic Industries, Ltd. ("Epsilor"). The net fair value of the assets acquired and the liabilities assumed, at the date of acquisition, was as follows:

Working capital, excluding cash and cash equivalents
  (unaudited) ...............................................      $   (688,592)
Property and equipment (unaudited) ..........................           709,847
Intangible assets and goodwill (unaudited) ..................        10,110,507
                                                                   ------------
                                                                     10,131,762
Issuance of promissory note (unaudited) .....................        (2,940,985)
                                                                   ------------
                                                                   $  7,190,777
                                                                   ============

(2) In January 2004, the Company acquired all of the outstanding common stock of FAAC Incorporated ("FAAC"). The net fair value of the assets acquired was as follows:

Working capital, excluding cash and cash equivalents
  (unaudited) ...............................................      $  2,647,822
Property and equipment (unaudited) ..........................           263,669
Intangible assets and goodwill (unaudited) ..................        11,221,290
                                                                   ------------
                                                                     14,132,781
Issuance of shares, net (unaudited) .........................        (2,003,678)
                                                                   ------------
                                                                   $ 12,129,103
                                                                   ============

(3) In August 2004, the Company acquired all of the outstanding common stock of Armour of America, Incorporated ("AoA"). The net fair value of the assets acquired was as follows:

Working capital, excluding cash and cash equivalents
  (unaudited) ...............................................      $  3,219,728
Property and equipment (unaudited) ..........................           997,148
Intangible assets and goodwill (unaudited) ..................        13,085,291
                                                                   ------------
                                                                   $ 17,302,167
                                                                   ============

--------------------------------------------------------------------------------
               The accompanying notes are an integral part of the
                       Consolidated Financial Statements.

                               AROTECH CORPORATION

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

a.    Company:

Arotech Corporation, formerly known as Electric Fuel Corporation ("Arotech" or the "Company"), and its subsidiaries provide defense and security products for the military, law enforcement and homeland security markets, including advanced zinc-air and lithium batteries and chargers, multimedia interactive simulators/trainers and lightweight vehicle armoring. The Company is primarily operating through IES Interactive Training Systems, Inc., a wholly-owned subsidiary based in Littleton, Colorado; FAAC Corporation, a wholly-owned subsidiary based in Ann Arbor, Michigan; Electric Fuel Battery Corporation, a wholly-owned subsidiary based in Auburn, Alabama; Electric Fuel Ltd. ("EFL") a wholly-owned subsidiary based in Beit Shemesh, Israel; Epsilor Electronic Industries, Ltd., a wholly-owned subsidiary located in Dimona, Israel; M.D.T. Protective Industries, Ltd., a majority-owned subsidiary based in Lod, Israel; MDT Armor Corporation, a majority-owned subsidiary based in Auburn, Alabama; and Armour of America, Incorporated, a wholly-owned subsidiary based in Los Angeles, California.

In June 2004, the Company established a European subsidiary in Germany, Arotech Europa, in order to market Arotech's simulation and armoring products.

b.    Restatement of previously-issued financial statements:

During management's review of the Company's interim financial statements for the period ended September 30, 2004 the Company, after discussion with and based on a new and revised review of accounting treatment by its independent auditors, conducted a comprehensive review on the re-pricing of warrants and grant of new warrants to certain of its investors and others during 2003 and 2004. As a result of that review, the Company, upon recommendation of management and with the approval of the Audit Committee of the Board of Directors after discussion with the Company's independent auditors, reconsidered the accounting related to these transactions and is now reclassifying certain expenses as a deemed dividend, a non-cash item, instead of as general and administrative expenses due to the recognition of these transactions as capital transactions that should not be expensed. The consolidated financial statements for the nine and three months ended September 30, 2003 and for the year ended December 31, 2003 will be restated to record deemed dividends and to decrease general and administrative expenses accordingly. These restatements do not affect the balance sheet, the shareholders' equity or the cash flow statements. In addition and as a result of the remeasurement described above, the Company has reviewed assumptions used in the calculation of fair value of all warrants granted during the year 2003. As a result of this comprehensive review, the Company has decreased its general and administrative expenses in the amount of $150,000, related to errors found in valuation underlying assumptions of warrants granted as a result of a litigation settlement, in the financial statements for the year ended December 31, 2003.

In addition, during management's review of the Company's interim financial statements for the period ended September 30, 2004, the Company also reviewed its calculation of amortization of debt discount attributable to the beneficial conversion feature of convertible debentures. As a result of this review, the Company found errors which increased (decreased) its financial expenses for the nine and three months ended September 30, 2003 and for the year ended December 31, 2003. The errors were related to the debt discount attributable to the warrants and their related convertible debentures, whereby the Company understated the amount of amortization in the year ended December 31, 2003 attributable to the conversion of certain of the convertible debentures, and overstated the amount of amortization in the six months ended June 30, 2004 attributable to the exercise of certain of the warrants.

                               AROTECH CORPORATION

The impacts of certain of these restatements are summarized below:

Statement of Operations Data:

                                                   For the Three Months ended September 30, 2003
                                                 -------------------------------------------------
                                                  Previously
                                                   Reported         Adjustment       As Restated
                                                 --------------   --------------    --------------
General and administrative expenses ..........   $    1,105,864   $     (123,085)   $      982,779
Operating income .............................          234,428          123,085           357,513
Financial expenses, net ......................          100,761          (18,428)           82,333

Net income from continuing operations ........           77,093          141,513           218,606
                                                 --------------   --------------    --------------
Net income ...................................           74,808          141,513           216,321
Deemed dividend to certain stockholders of
   common stock ..............................               --          (94,676)          (94,676)
Net income attributable to common stockholders   $       74,808   $       46,837    $      121,645
                                                 ==============   ==============    ==============

Basic and diluted net earnings per share from
  continuing operations ......................   $         0.00   $         0.00    $         0.00
                                                 ==============   ==============    ==============
Basic and diluted net earnings per share .....   $         0.00   $         0.00    $         0.00
                                                 ==============   ==============    ==============


                                                 For the Nine Months ended September 30, 2003
                                               -------------------------------------------------
                                                 Previously
                                                  Reported        Adjustment       As Restated
                                               --------------   --------------    --------------
General and administrative expenses ........   $    3,579,371   $     (123,085)   $    3,456,286
Operating loss .............................        2,597,043         (123,085)        2,473,958
Financial expenses, net ....................        1,084,582          129,000         1,213,582

Net income from continuing operations ......        3,854,949            5,915         3,860,864
                                               --------------   --------------    --------------
Net loss ...................................        3,774,066            5,915         3,779,981
Deemed dividend to certain stockholders of
   common stock ............................               --          267,026           267,026
Net loss attributable to common stockholders   $    3,774,066   $      272,941    $    4,047,007
                                               ==============   ==============    ==============

Basic and diluted net loss per share from
  continuing operations ....................   $         0.10   $         0.01    $         0.11
                                               ==============   ==============    ==============
Basic and diluted net loss per share .......   $         0.10   $         0.01    $         0.11
                                               ==============   ==============    ==============

                               AROTECH CORPORATION

Balance sheet data:

                                             As of December 31, 2003
                              --------------------------------------------------
                                Previously
                                 Reported         Adjustment       As Restated
                              --------------    --------------    --------------
Other accounts payable and
  accrued expenses ........   $    4,180,411    $     (150,000)   $    4,030,411
Convertible debenture .....          881,944           568,250         1,450,194
Total long term liabilities        4,066,579           568,250         4,634,829

Additional paid in capital       135,891,316          (188,903)      135,702,413
Accumulated deficit .......     (109,681,893)         (229,347)     (109,911,240)
Total shareholders' equity        22,044,127          (418,250)       21,625,877

Cash flow data:

                                                     For the Nine Months ended September 30, 2003
                                                   -------------------------------------------------
                                                     Previously
                                                      Reported        Adjustment       As Restated
                                                   --------------   --------------    --------------
Net loss .......................................   $    3,774,066   $       (5,915)   $    3,779,981
Stock based compensation related to repricing of
  warrants granted to investors and the grant of
  new warrants .................................          152,844         (123,085)           29,759

Amortization of compensation related to
  beneficial conversion feature and warrants
  issued to holders of convertible debentures ..        1,005,001          129,000         1,134,001

c.    Basis of presentation:

The accompanying interim consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at September 30, 2004 and its operating results and cash flows for the nine month periods ended September 30, 2004 and 2003.

The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

                               AROTECH CORPORATION

d.    Revenue recognition  according to Statement of Position 81-1,  "Accounting
      for   Performance  of   Construction-Type   and  Certain   Production-Type
      Contracts"

Revenues from contracts that involve customization of FAAC's simulation system to customer specific specifications are recognized in accordance with Statement Of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," using contract accounting on a percentage of completion method, in accordance with the "Input Method." The amount of revenue recognized is based on the percentage to completion achieved. The percentage to completion is measured by monitoring progress using records of actual time incurred to date in the project compared to the total estimated project requirement, which corresponds to the costs related to earned revenues.
Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. As of September 30, 2004 no such estimated losses were identified.

e.    Right of return:

When a right of return exists, the Company defers its revenues until the expiration of the period in which returns are permitted.

f.    Available-for-sale marketable securities

The Company and its subsidiaries account for investments in debt and equity securities in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date.

Securities classified as available for sale are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income
(loss), a separate component of shareholders' equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statement of operations.

g.    Accounting for stock-based compensation:

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

The Company adopted the disclosure provisions of Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), which amended certain provisions of Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), to provide alternative methods of transition for

                               AROTECH CORPORATION

an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The Company continues to apply the provisions of APB No. 25 in accounting for stock-based compensation.

Under Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation ("SFAS No. 123"), pro forma information regarding net income and net earnings per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options is amortized over their vesting period and estimated at the date of grant using a Black-Scholes Option Valuation Model with the following weighted-average assumptions for the nine and three month periods ended September 30, 2004 and 2003:

                      Nine months ended September 30,    Three months ended September 30,
                      -------------------------------    --------------------------------
                            2004            2003              2004             2003
                       -------------   --------------    --------------     -------------
                                                (Unaudited)
Risk free interest          3.38               1.0%             3.38               1.0%
Dividend yields              0.0%              0.0%              0.0%              0.0%
Volatility                 0.817              0.69             0.817              0.69
Expected life            5 years           4 years           5 years           4 years

Pro forma information under SFAS No. 123:

                                            Nine months ended September 30,    Three months ended September 30,
                                            --------------------------------    --------------------------------
                                                 2004              2003*             2004              2003*
                                            --------------    --------------    --------------    --------------
                                                                            Unaudited
                                                              (U.S. Dollars, except per share data)
Net income (loss) as reported               $   (9,116,124)   $   (4,047,007)   $   (1,039,107)   $      121,645
Add - stock-based compensation expense
   determined under APB 25                         536,958                --           174,787                --
Deduct - stock based compensation expense
   determined under fair value method for
   all awards                                   (1,605,146)       (2,073,362          (745,546)         (660,205)
                                            ==============    ==============    ==============    ==============

Pro forma net loss                          $  (10,184,312)   $   (6,120,369)   $   (1,609,866)   $     (538,560)
                                            ==============    ==============    ==============    ==============
Loss per share:
    Basic and diluted, as reported          $        (0.14)   $        (0.11)   $        (0.01)   $         0.00
                                            ==============    ==============    ==============    ==============
    Pro forma basic and diluted             $        (0.15)   $        (0.16)   $        (0.02)   $        (0.01)
                                            ==============    ==============    ==============    ==============

-------------------------------------
  *  Restated. See also Note 1.b.

NOTE 2:  ACQUISITION OF EPSILOR

In January 2004, the Company entered into a stock purchase agreement between itself and all of the shareholders of Epsilor Electronic Industries, Ltd. ("Epsilor"), pursuant to the terms of which the Company purchased all of the outstanding shares of Epsilor from Epsilor's existing shareholders. Epsilor develops and sells rechargeable and primary lithium batteries and smart chargers to the military, and to private industry in the Middle East, Europe and Asia.

The Acquisition was accounted under the purchase method accounting. Accordingly, all assets and liabilities acquired were recorded at their estimated market values as of the date of acquisition, and results of Epsilor's operations have been included in the consolidated financial statements commencing the date of

                               AROTECH CORPORATION

acquisition. The total consideration of $10,131,762 (including transaction costs) for the shares purchased consisted of (i) cash in the amount of $7,000,000, and (ii) a series of three $1,000,000 promissory notes, due on the first, second and third anniversaries of the agreement, which were recorded at their fair value of $2,940,985.

Based upon a valuation of tangible and intangible assets acquired, Arotech has allocated the total cost of the acquisition to Epsilor's net assets as follows (unaudited):

Tangible assets acquired            $ 2,313,277
Intangible assets
         Technology                     159,364
         Customer list                4,889,671
         Goodwill                     5,061,472
Liabilities assumed                  (2,292,022)
                                    -----------
Total consideration                 $10,131,762
                                    ===========

Intangible assets in the amount of $5,049,035 have a weighted-average useful life of approximately ten years.

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill arising from acquisitions will not be amortized. In lieu of amortization, Arotech is required to perform an annual impairment test. If Arotech determines, through the impairment review process, that goodwill has been impaired, it will record the impairment charge in its statement of operations. Arotech will also assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The value assigned to tangible, intangible assets and liabilities was determined as follows:

      1. To determine the estimated market value of Epsilor's net current assets, property and equipment, and net liabilities, the "Cost Approach" was used. According to the valuation made, the book values for the current assets and liabilities were reasonable proxies for their market values.

      2. The amount of the excess cost attributable to technology of developing a system with battery and charger was determined using the Cost Approach, and was valued at $159,364.

      3. The customer list is the asset that generates most of the Company's sales. Hence, the "Income Approach" was used to estimate its value, resulting in a value of $4,889,671.

See Note 5 for pro forma financial information.

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

                               AROTECH CORPORATION

The Acquisition was accounted under the purchase method accounting. Accordingly, all assets and liabilities were recorded at their estimated market values as of the date acquired, and results of FAAC's operations have been included in the consolidated financial statements commencing the date of acquisition. The consideration for the purchase consisted of (i) cash in the amount of $12.0 million, and (ii) the issuance of a total of 1,003,856 shares of our common stock, $0.01 par value per share, having a value of approximately $2.0 million. Additionally, there is an earn-out based on 2004 net pretax profit, with an additional earn-out on the 2005 net profit from certain specific and limited programs. When the contingency on the earn-out provision is resolved, the additional consideration will be recorded as additional purchase price. The total consideration of $14.1 million (including $135,131 of transaction costs) was determined based upon arm's-length negotiations between the Company and FAAC's shareholders.

Based upon a valuation of tangible and intangible assets acquired, Arotech has allocated the total cost of the acquisition to FAAC's assets as follows (unaudited):

Tangible assets acquired                 $ 5,684,584
Intangible assets
         Technology                        4,610,000
         Existing contracts                  636,000
         Customer list                     1,125,000
         Trademarks                          374,000
         Goodwill                          4,476,290
Liabilities assumed                       (2,770,843)
                                         -----------
Total consideration                      $14,135,031
                                         ===========

Intangible assets in the amount of $6,385,000 have a weighted-average useful life of approximately eight years.

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill arising from acquisitions will not be amortized. In lieu of amortization, Arotech is required to perform an annual impairment test. If Arotech determines, through the impairment review process, that goodwill has been impaired, it will record the impairment charge in its statement of operations. Arotech will also assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The value assigned to tangible, intangibles assets and liabilities was determined as follows:

      1. To determine the estimated fair value of FAAC's net current assets, property and equipment, and net liabilities, the "Cost Approach" was used. According to the valuation made, the book values for the current assets and liabilities were reasonable proxies for their market values.

      2. The amount of the cost attributable to technology of the software, documentation and know-how that drives the vehicle simulators and the high-speed missile fly-out simulators is $4,610,000 and was determined using the "Income Approach."

      3. FAAC's sales are all made on a contractual basis, most of which are over a relatively long period of time. At the date of the purchase FAAC had

                               AROTECH CORPORATION

            several signed contracts at various stages of completion. The value of the existing contracts was determined using the Income approach and resulting in a value of $636,000.

      4. FAAC's customer list includes various branches of the U.S. military, major defense contractors, various city and country governments and others. Since customer relationship represent one of the most important revenue generating assets for FAAC, its value was estimated using the Income Approach, resulting in a value of $1,125,000.

      5. FAAC's trade name value represents the name recognition value of the FAAC brand name as a result of advertising spending by the company. The Cost Approach was used to determine the value of FAAC's trade name in the amount of $360,000.

See Note 5 for pro forma financial information.

NOTE 4:  ACQUISITION OF AOA

In August 2004, the Company purchased all of the outstanding stock of Armour of America, Incorporated, a California corporation ("AoA"), from AoA's existing shareholder. The assets acquired through the purchase of all of AoA's outstanding stock consisted of all of AoA's assets, including AoA's current assets, property and equipment, and other assets (including intangible assets such as intellectual property and contractual rights).

The total purchase price consisted of $19,000,000 in cash, with additional possible earn-outs if AoA is awarded certain material contracts. An additional $3,000,000 was to be paid into an escrow account pursuant to the terms of an escrow agreement, to secure a portion of the Earnout Consideration. Pursuant to the purchase agreement, the total consideration, sale price plus Earnout Consideration, will not be in excess of $40,000,000. When the contingency on the earn-out provision is resolved, the additional consideration will be recorded as additional purchase price. The purchase price also included $83,837 of transaction costs. The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values at the date the acquisition was completed.

Based upon a preliminary valuation of tangible and intangible assets acquired, Arotech has allocated the total cost of the acquisition to AoA's assets as follows (unaudited):

Tangible assets acquired                            $ 6,346,316
Intangible assets
         Patent                                           1,969
         Certifications                                 245,000
         Backlog                                      1,583,000
         Customer relationships                         490,000
         Tradename /Trademark                            70,000
         Covenants not to compete                       260,000
         Goodwill and workforce in place             10,435,322
Liabilities assumed                                    (347,770)
                                                    -----------
Total consideration                                 $19,083,837
                                                    ===========

                               AROTECH CORPORATION

Intangible assets in the amount of $2,648,000 have a weighted-average useful life of approximately two years.

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill arising from acquisitions will not be amortized. In lieu of amortization, Arotech is required to perform an annual impairment test. If Arotech determines, through the impairment review process, that goodwill has been impaired, it will record the impairment charge in its statement of operations. Arotech will also assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

See Note 5 for pro forma financial information.

NOTE 5: PRO FORMA FINANCIAL INFORMATION

In January 2004, the Company acquired FAAC and Epsilor, as more fully described in "Note 2 - Acquisition of Epsilor" and "Note 3 - Acquisition of FAAC," above, and in August 2004, the Company acquired AoA, as more fully described in "Note 4
- Acquisition of AoA," above (the "Acquisitions"). The following summary pro forma information includes the effects of the Acquisitions on the operating results of the Company. The pro forma data for the nine months ended September 30, 2004 and 2003 are presented as if the Acquisitions had been completed on January 1, 2004 and 2003, respectively. This pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the Acquisitions taken place at the beginning of the period, nor do they purport to be indicative of the results of operations that will be obtained in the future.

                                                       Nine Months Ended September 30,
                                                     -----------------------------------
                                                           2004              2003*
                                                     ----------------   ----------------
                                                    (in thousands, except per share data)
                                                                 (Unaudited)
Total revenues ...................................   $     44,515,874   $     27,869,907
                                                     ================   ================
Gross profit .....................................         15,783,252         12,798,206
                                                     ================   ================
Net loss .........................................         (2,932,378)        (3,381,393)
                                                     ================   ================
Deemed dividend of common stock
   attributable to certain shareholders ..........         (3,328,952)          (267,026)
                                                     ================   ================
Net loss attributable to stockholders of
   common stock ..................................   $     (6,261,330)  $     (3,648,419)
                                                     ================   ================

Basic and diluted net loss per share .............   $          (0.09)  $          (0.07)
                                                     ================   ================
Weighted average number of shares used in
   computing basic net loss per share ............         67,072,069         51,352,416
                                                     ================   ================

------------------------
* Restated.

                               AROTECH CORPORATION

NOTE 6:  INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. Inventories write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and for market prices lower than cost. In the nine months ended September 30, 2004 the Company wrote off inventory in the amount of $67,951, which has been included in cost of revenues. Inventories are composed of the following:

                           September 30, 2004    December 31, 2003
                           ------------------   ------------------
                              (Unaudited)          (Note 1.b.)

Raw materials ..........   $        2,553,612   $          657,677
Work-in-progress .......            4,221,470              634,221
Finished goods .........              856,111              622,850
                           ------------------   ------------------
                           $        7,631,193   $        1,914,748
                           ==================   ==================

NOTE 7:  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46") which clarifies the application of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. First, FIN No. 46 requires identification of the Company's participation in variable interest entities
(VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIEs, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN No. 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after December 15, 2003. FIN No. 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The adoption of FIN No. 46 has not had a material impact on the Company's results of operations or financial position.

NOTE 8: SEGMENT INFORMATION

a.    General:

The Company and its subsidiaries operate primarily in three business segments and follow the requirements of SFAS No. 131.

Prior to its purchase of FAAC, Epsilor and AoA, the Company had managed its business in two reportable segments organized on the basis of differences in its related products and services. With the acquisition of FAAC and Epsilor early in 2004, the Company reorganized into three segments: Simulation, Training and Consulting; Battery and Power Systems; and Armored Vehicles. As a result the Company restated information previously reported in order to comply with new segment reporting.

                               AROTECH CORPORATION

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

b. The following is information about reported segment revenues, income (losses) and assets for the nine and three months ended September 30, 2004 and 2003:

                                              Simulation,
                                             Training and      Battery and      Armored
                                              Consulting      Power Systems    Vehicles        All Others         Total
                                             ------------     ------------    ------------    ------------     ------------
Nine months ended September 30, 2004
Revenues from outside customers              $ 13,258,943     $  8,046,095    $ 12,077,985    $         --     $ 33,383,023
Depreciation expenses and amortization (1)     (1,225,248)        (855,797)       (941,342)       (130,000)      (3,152,387)
Direct expenses (2)                           (11,947,426)      (7,476,476)    (10,650,363)     (3,818,306)     (33,892,571)
                                             ------------     ------------    ------------    ------------     ------------
Segment gross profit (loss)                  $     86,269     $   (286,178)   $    486,280    $ (3,948,306)      (3,661,935)
                                             ============     ============    ============    ============
Financial expenses (after deduction of
  minority interest)                                                                                             (2,125,237)
                                                                                                               ------------
Net loss from continuing operations                                                                            $ (5,787,172)
                                                                                                               ============
Segment assets (3)                           $ 18,393,997     $ 12,914,008    $ 20,367,854    $    698,516     $ 52,374,375
                                             ============     ============    ============    ============     ============

Nine months ended September 30, 2003
Revenues from outside customers              $  5,760,231     $  4,697,143    $  2,775,112    $         --     $ 13,232,486
Depreciation expenses and amortization           (634,188)        (339,572)       (139,522)       (143,000)      (1,256,282)
Direct expenses (2)                            (5,139,480)      (4,339,425)     (2,834,817)     (2,317,071)*    (14,630,793)
                                             ------------     ------------    ------------    ------------     ------------
Segment gross profit (loss)                  $    (13,436)    $     18,146    $   (199,227)   $ (2,460,071)      (2,654,589)
                                             ============     ============    ============    ============
Financial expenses (after deduction of
  minority interest)                                                                                             (1,206,275)*
                                                                                                               ------------
Net loss from continuing operations                                                                            $ (3,860,864)
                                                                                                               ============
Segment assets (3)                           $  7,098,090     $  1,404,092    $  1,930,079    $    394,755     $ 10,827,016
                                             ============     ============    ============    ============     ============

Three months ended September 30, 2004
Revenues from outside customers              $  6,034,299     $  2,913,705    $  7,324,517    $         --     $ 16,272,521
Depreciation expenses and amortization (1)       (417,005)        (291,806)       (882,219)        (51,000)      (1,642,030)
Direct expenses (1)                            (5,010,108)      (2,398,561)     (6,245,370)       (957,319)     (14,611,358)
                                             ------------     ------------    ------------    ------------     ------------
Segment gross profit (loss)                  $    607,186     $    223,338    $    196,928    $ (1,008,319)          19,133
                                             ============     ============    ============    ============
Financial income (after deduction of
  minority interest)                                                                                              1,107,712
                                                                                                               ------------
Net income from continuing operations                                                                          $  1,126,845
                                                                                                               ============

Three months ended September 30, 2003
Revenues from outside customers              $  2,918,866     $  1,844,061    $    942,971    $         --     $  5,705,898
Depreciation expenses and amortization            (90,545)        (113,524)        (32,269)        (48,000)        (284,338)
Direct expenses (2)                            (2,083,404)      (1,580,982)       (780,071)       (676,194)*     (5,120,651)*
                                             ------------     ------------    ------------    ------------     ------------
Segment gross profit (loss)                  $    744,917     $    149,555    $    130,631    $   (724,194)         300,909
                                             ============     ============    ============    ============
Financial expenses (after deduction of
  minority interest)                                                                                                (82,303)*
                                                                                                               ------------
Net income from continuing operations                                                                          $    218,606*
                                                                                                               ============

-------------------------------------
*  Restated

(1) Includes depreciation of property and equipment, amortization expenses of intangible assets and other amortization expenses.
(2)   Including  sales  and  marketing,   general  and  administrative  and  tax
      expenses.
(3)   Consisting of property and equipment, inventory and intangible assets.

                               AROTECH CORPORATION

NOTE 9: CONVERTIBLE DEBENTURES AND DETACHABLE WARRANTS

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

As part of the Securities Purchase Agreement dated December 31, 2002, the Company issued to the purchasers of its 9% secured convertible debentures due June 30, 2005, warrants, as follows: (i) Series A Warrants to purchase an aggregate of 1,166,700 shares of common stock at any time prior to December 31, 2007 at a price of $0.84 per share; (ii) Series B Warrants to purchase an aggregate of 1,166,700 shares of common stock at any time prior to December 31, 2007 at a price of $0.89 per share; and (iii) Series C Warrants to purchase an aggregate of 1,166,700 shares of common stock at any time prior to December 31, 2007 at a price of $0.93 per share. The exercise price of these warrants was adjusted to $0.64 per share in April 2003.

During the nine months ended September 30, 2004, the remaining principal amount of $1,150,000 of 9% secured convertible debentures outstanding was converted into an aggregate of 1,796,875 shares of common stock.

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

In connection with these convertible debentures, the Company recognized $1,890,000 with respect to the beneficial conversion feature, which was amortized from the date of issuance to the actual conversion dates as financial expenses.

During the nine months ended September 30, 2004, the Company recorded an expense of $372,600, all which was attributable to the accelerated amortization of debt discount and beneficial conversion feature due to conversion of the convertible debenture into shares. This expense was included in financial expenses.

b. 8% Secured Convertible Debentures due September 30, 2006 and issued in September 2003

Pursuant to the terms of a Securities Purchase Agreement dated September 30, 2003, the Company, in September 2003, issued and sold to a group of institutional investors an aggregate principal amount of 8% secured convertible

                               AROTECH CORPORATION

debentures in the amount of $5.0 million due September 30, 2006. These debentures are convertible at any time prior to September 30, 2006 at a conversion price of $1.15 per share (see also Note 10.b).

As part of the Securities Purchase Agreement dated September 30, 2003, the Company issued to the purchasers of its 8% secured convertible debentures due September 30, 2006, warrants to purchase an aggregate of 1,250,000 shares of common stock at any time prior to September 30, 2006 at a price of $1.4375 per share. During the nine months ended September 30, 2004, an aggregate of 687,500 shares were issued pursuant to exercises of these warrants.

During the nine months ended September 30, 2004, a total of $350,000 principal amount of debentures was converted, at a conversion price of $1.15 per share. As of September 30, 2004, $875,000 remained outstanding under these debentures.

This transaction was accounted according to APB No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" and Emerging Issue Task Force No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"). The fair value of these warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 1.95%, a volatility factor 98%, dividend yields of 0% and a contractual life of three years.

In  connection  with  these  convertible  debentures,   the  Company  recognized
financial expenses of $2,963,043 with respect to the beneficial conversion feature, which is being amortized from the date of issuance to the stated redemption date - September 30, 2006 - as financial expenses.

During the nine months ended September 30, 2004 the Company recorded an expense of $319,636, of which $148,369 was attributable to amortization of debt discount and beneficial conversion features related to the convertible debenture over its term, and $171,267 of which was attributable to amortization due to conversion of the convertible debentures into shares during the nine months ended September 30, 2004. These expenses were included in the financial expenses.

c. 8% Secured Convertible Debentures due September 30, 2006 and issued in December 2003

Pursuant to the terms of a Securities Purchase Agreement dated September 30, 2003, the Company, in December 2003, issued and sold to a group of institutional investors an aggregate principal amount of 8% secured convertible debentures in the amount of $6.0 million due September 30, 2006. These debentures are convertible at any time prior to September 30, 2006 at a conversion price of $1.45 per share (see also Note 10.c.).

During the nine months ended September 30, 2004, a total of $1,612,500 principal amount of debentures was converted, at a conversion price of $1.45 per share. As of September 30, 2004, $4,387,500 remained outstanding under these debentures.

As a further part of the Securities Purchase Agreement dated September 30, 2003, the Company issued to the purchasers of its 8% secured convertible debentures due December 31, 2006, warrants to purchase an aggregate of 1,500,000 shares of common stock at any time prior to December 31, 2006 at a price of $1.8125 per share. Additionally, the Company issued to the investors supplemental warrants to purchase an aggregate of 1,038,000 shares of common stock at any time prior to June 18, 2009 at a price of $2.20 per share.

                               AROTECH CORPORATION

During the nine months ended September 30, 2004 an aggregate of 1,500,000 shares were issued pursuant to exercise of these warrants. Out of these warrants, the holders of 1,125,000 warrants exercised their warrants on July 14, 2004 were granted an additional warrants to purchase 1,125,000 shares of common stock of the Company at an exercise price per share of $1.38. The fair value of the new warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 3.5%, a volatility factor 79%, dividend yields of 0% and a contractual life of five years (see also Note 11.b.).

This transaction was accounted according to APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" and Emerging Issue Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"). The fair value of the warrants granted in respect of convertible debentures was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 2.45%, a volatility factor 98%, dividend yields of 0% and a contractual life of three years.

In  connection  with  these  convertible  debentures,   the  Company  recognized
financial expenses of $6,000,000 with respect to the beneficial conversion feature, which is being amortized from the date of issuance to the stated redemption date - September 30, 2006 - as financial expenses.

During the nine months ended September 30, 2004 the Company recorded an expense of $2,762,440, of which $1,398,879 was attributable to amortization of the beneficial conversion feature of the convertible debenture over its term, and $1,363,561 of which was attributable to amortization due to conversion of the convertible debentures into shares. These expenses were included in the financial expenses.

NOTE 10: WARRANTS

a.    Warrants issued to an investor

In November 2000 and May 2001, the Company issued a total of 916,667 warrants to an investor, which warrants contained certain antidilution provisions: a Series A warrant to purchase 666,667 shares of the Company's common stock at a price of $3.50 per share, and a Series C warrant to purchase 250,000 shares at a price of $3.08 per share. Operation of the antidilution provisions provided that the Series A warrant should be adjusted to be a warrant to purchase 888,764 shares at a price of $2.67 per share, and the Series C warrant should be adjusted to be a warrant to purchase 333,286 shares at a price of $2.35 per share. After negotiations, the investor agreed to exercise its warrants immediately, in exchange for an exercise price reduction to $1.45 per share, and the issuance of a new six-month Series D warrant to purchase 1,222,050 shares at an exercise price of $2.10 per share. The new Series D warrant does not have similar antidilution provisions. As a result of this repricing and the issuance of new warrants, the Company recorded a deemed dividend in the amount of approximately $1,163,000 in the nine months ended September 30, 2004.

b.    Warrants issued in January 2004

In connection with the Securities Purchase Agreement referred to in Note 11.a below, the Company granted three-year warrants to purchase up to an aggregate of 9,840,426 shares of the Company's common stock at any time beginning six months after closing at an exercise price per share of $1.88.

                               AROTECH CORPORATION

During the nine months ended September 30, 2004 an aggregate of 7,446,811 shares were issued pursuant to exercise of these warrants. In connection with the exercise of the warrants, the Company granted to the same investors five-year warrants to purchase up to an aggregate of 7,446,811 shares of the Company's common stock at an exercise price per share of $1.38. The fair value of these warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 3.5%, a volatility factor 79%, dividend yields of 0% and a contractual life of five years. See also Note 11.b.

c.    Warrants issued in May 2001

As part of the investment agreement in May 2001, the Company issued to one of its investors warrants to purchase shares of common stock at a price of $3.22 per share; these warrants are exercisable by the holder at any time after November 8, 2001 and will expire on May 8, 2006. On July 14, 2004, the Company repriced the warrants exercise price to $1.88 in order to induce their holders to exercise immediately. In connection with the exercise of the warrants, the Company additionally granted five-year warrants to purchase up to an aggregate of 145,454 shares of the Company's common stock at an exercise price per share of $1.38. The fair value of these warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 3.5%, a volatility factor 79%, dividend yields of 0% and a contractual life of five years. See also Note 11.b.

NOTE 11: ISSUANCE OF SHARES

a.    Shares issued in January 2004:

Pursuant to the terms of a Securities Purchase Agreement dated January 7, 2004 by and between the Company and several institutional investors, the Company issued and sold an aggregate of 9,840,426 shares of the Company's common stock at a purchase price of $1.88 per share. Gross proceeds of this offering were approximately $18.5 million.

b.    Shares and warrants issued in July 2004:

In July 2004, pursuant to a Securities Purchase Agreement dated July 15, 2004, the Company issued to a group of investors an aggregate of 4,258,065 shares of common stock at a price of $1.55 per share, or a total purchase price of $6,600,000.

On July 14, 2004, warrants to purchase 8,814,235 shares of common stock, having an aggregate exercise price of $16,494,194, net of issuance expenses, were exercised (see also Note 9.c and Note 10.b). Out of the shares issued in conjunction with the exercise of these warrants, 1,125,000 shares were issued upon exercise of warrants issued in the transaction referred to in Note 9.c above and 7,446,811 shares were issued upon exercise of warrants issued in the transaction referred to in the Note 10.b above; the remaining 242,424 shares were issued upon exercise of a warrant that the Company issued to an investor in May 2001 referred to in Note 10.c. In connection with this transaction, the Company issued to the holders of those exercising warrants an aggregate of 8,717,265 new five-year warrants to purchase shares of common stock at an exercise price of $1.38 per share. (See also Notes 9 c., 10.b. and 10.c.)

As a result of the aforesaid transactions, including the repricing of the warrants to the investors and the issuance of additional warrants to the investors, the Company recorded a deemed dividend in the amount of $2,165,952, to reflect the additional benefit created for these investors. The deemed

                               AROTECH CORPORATION

dividend increased the loss applicable to common stockholders in the calculation of basic and diluted net loss per share for the nine months ended September 30, 2004, without any effect on total shareholder's equity.

In addition, the Company recorded a liability related to the grant of these warrants, which are subject to the shareholders approval, which the Company intend to seek in its special shareholders meeting on December 14, 2004. This transaction was accounted according to Emerging Issue Task Force No.00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." Accordingly the fair value of these warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 3.5%, a volatility factor 79%, dividend yields of 0% and a contractual life of five years. The change in the fair value of the warrants between the date of grant and September 30, 2004 has been recorded as finance income during the nine months ended September 30, 2004 in the amount of $1,829,025.

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

The fair value of the warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 3.5%, a volatility factor 79%, dividend yields of 0% and a contractual life of five years.

NOTE 13: RESTRICTED SECURITIES AND DEPOSITS

The restricted collateral deposit is invested in a $14,236,461 certificate of deposit that is used primarily to secure earn-out provisions in respect of the acquisition of FAAC and AoA and to secure that part of the Epsilor acquisition price that is paid in three installments.

                  FAAC ...............   $ 5,942,970
                  Epsilor ............     2,000,000
                  AoA ................     5,996,850
                  Other ..............       296,641
                                         -----------
                  Total ..............    14,236,461
                  Less current portion    13,236,461
                                         -----------
                  Long-term portion ..   $ 1,000,000
                                         ===========

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

      We make available through our internet website free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to such reports and other filings made by us with the SEC, as soon as practicable after we electronically files such reports and filings with the SEC. Our website address is www.arotech.com. The information contained in this website is not incorporated by reference in this report.

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

Executive Summary

      Divisions and Subsidiaries

      We  operate   primarily  as  a  holding   company,   through  our  various
subsidiaries, which we have organized into three divisions. Our divisions and subsidiaries (all 100% owned by us, unless otherwise noted) are as follows:

         > Our Simulation, Training and Consulting Division, which develops, manufactures and markets advanced hi-tech multimedia and interactive digital solutions for use-of-force and driving training of military, law enforcement and security personnel, as well as offering security consulting and other services, consisting of:

                               AROTECH CORPORATION

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

>           Our Battery and Power Systems Division, which manufactures and sells
      Zinc-Air and lithium batteries for defense and security products and other military applications and pioneers advancements in Zinc-Air battery technology for electric vehicles, consisting of:

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

>           Our  Armored   Vehicle   Division,   which  utilizes   sophisticated
      lightweight   materials  and  advanced  engineering   processes  to  armor
      vehicles, consisting of:

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

o MDT Armor Corporation, located in Auburn, Alabama, which conducts MDT's United States activities ("MDT Armor") (88% owned by us); and

o Armour of America, located in Los Angeles, California, which manufacturers aviation armor both for helicopters and for fixed wing aircraft, marine armor, personnel armor, armoring kits for military vehicles, fragmentation

                               AROTECH CORPORATION


      blankest and a unique ballistic/flotation vest (ArmourFloat) that is U.S. Coast Guard-certified ("AoA").

      Restatement of Previously-Issued Financial Statements

      During our management's review of our interim financial statements for the period ended September 30, 2004 we, after discussion with and based on a new and revised review of accounting treatment by our independent auditors, conducted a comprehensive review on the re-pricing of warrants and grant of new warrants to certain of our investors and others during the years 2004 and 2003. As a result of that review, we, upon recommendation of our management and with the approval of the Audit Committee of our Board of Directors after discussion with our independent auditors, reconsidered the accounting related to these transactions and are now reclassifying certain expenses as a deemed dividend, a non-cash item, instead of as general and administrative expenses due to the recognition of this transaction as a capital transaction that should not be expensed. The consolidated financial statements for the nine months ended September 30, 2003, for the six months ended June 2003 and 2004, for the three months ended March 31, 2004 and the year ended December 31, 2003 will be restated to record deemed dividends and to decrease general and administrative expenses accordingly. These restatements do not affect our balance sheet, shareholders' equity or cash flow statements. In addition and as a result of the remeasurement described above, we have reviewed assumptions used in the calculation of fair value of all warrants granted during the year 2003. As a result of this comprehensive review, we have decreased general and administrative expenses in the amount of $150,000, related to errors found in valuation underlying assumptions of warrants granted as a result of a litigation settlement, in the financial statements for the year ended December 31, 2003.

      In addition, during our management's review of our interim financial statements for the period ended September 30, 2004, we also reviewed our calculation of amortization of debt discount attributable to the beneficial conversion feature of convertible debentures. As a result of this review, we found errors which increased (decreased) our financial expenses for the nine months ended September 30, 2003, for the six months ended June 2003 and 2004, for the three months ended March 31, 2004 and the year ended December 31, 2003. The errors were related to the debt discount attributable to the warrants and their related convertible debentures, whereby we understated the amount of amortization in the year ended December 31, 2003 attributable to the conversion of certain of the convertible debentures, and we overstated the amount of amortization in the six months ended June 30, 2004 attributable to the exercise of certain of the warrants.


      The impacts of certain of these restatements are summarized below:

                               AROTECH CORPORATION


Statement of Operations Data:

                                                   For the Three Months ended September 30, 2003
                                                 -------------------------------------------------
                                                   Previously
                                                    Reported         Adjustment       As Restated
                                                 --------------   --------------    --------------
General and administrative expenses ..........   $    1,105,864   $     (123,085)   $      982,779
Operating income .............................          234,428          123,085           357,513
Financial expenses, net ......................          100,761          (18,428)           82,333

Net income from continuing operations ........           77,093          141,513           218,606
                                                 --------------   --------------    --------------
Net income ...................................           74,808          141,513           216,321
Deemed dividend to certain stockholders of
   common stock ..............................               --          (94,676)          (94,676)
Net income attributable to common stockholders   $       74,808   $       46,837    $      121,645
                                                 ==============   ==============    ==============

Basic and diluted net earnings per share from
  continuing operations ......................   $         0.00   $         0.00    $         0.00
                                                 ==============   ==============    ==============
Basic and diluted net earnings per share .....   $         0.00   $         0.00    $         0.00
                                                 ==============   ==============    ==============

                                                    For the Nine Months ended September 30, 2003
                                                 -------------------------------------------------
                                                   Previously
                                                    Reported        Adjustment       As Restated
                                                 --------------   --------------    --------------
General and administrative expenses ..........   $    3,579,371   $     (123,085)   $    3,456,286
Operating loss ...............................        2,597,043         (123,085)        2,473,958
Financial expenses, net ......................        1,084,582          129,000         1,213,582

Net income from continuing operations ........        3,854,949            5,915         3,860,864
                                                 --------------   --------------    --------------
Net loss .....................................        3,774,066            5,915         3,779,981
Deemed dividend to certain stockholders of
   common stock ..............................               --          267,026           267,026
Net loss attributable to common stockholders .   $    3,774,066   $      272,941    $    4,047,007
                                                 ==============   ==============    ==============

Basic and diluted net loss per share from
  continuing operations ......................   $         0.10   $         0.01    $         0.11
                                                 ==============   ==============    ==============
Basic and diluted net loss per share .........   $         0.10   $         0.01    $         0.11
                                                 ==============   ==============    ==============

Balance sheet data:

                                                                      As of December 31, 2003
                                                 -----------------------------------------------------------------
                                                 Previously Reported        Adjustment             As Restated
                                                 -------------------    -------------------    -------------------
Other accounts payable and
  accrued expenses ...........................   $         4,180,411    $          (150,000)   $         4,030,411
Convertible debenture ........................               881,944                568,250              1,450,194
Total long term liabilities ..................             4,066,579                568,250              4,634,829

Additional paid in capital ...................           135,891,316               (188,903)           135,702,413
Accumulated deficit ..........................          (109,681,893)              (229,347)          (109,911,240)
Total shareholders' equity ...................            22,044,127               (418,250)            21,625,877

                               AROTECH CORPORATION


Cash flow data:

                                                         For the Nine Months ended September 30, 2003
                                                  -----------------------------------------------------------
                                                     Previously
                                                      Reported             Adjustment            As Restated
                                                 -------------------   -------------------   -------------------
Net loss .....................................   $         3,774,066   $            (5,915)   $         3,779,981
Stock based compensation related to
  repricing of warrants granted to investors
  and the grant of new warrants ..............               152,844              (123,085)                29,759

Amortization of compensation related to
  beneficial conversion feature and
  warrants issued to holders of
  convertible debentures .....................             1,005,001               129,000              1,134,001

      Overview of Results of Operations

      We incurred significant operating losses for the years ended December 31, 2001, 2002 and 2003 and for the first nine months of 2004. While we expect to continue to derive revenues from the sale of products that our subsidiaries manufacture and the services that they provide, there can be no assurance that we will be able to achieve or maintain profitability on a consistent basis.

      During 2003, we substantially increased our revenues and reduced our operating loss from $18.5 million in 2002 to $9.7 million in 2003. This was achieved through a combination of cost-cutting measures and increased revenues, particularly from the sale of Zinc-Air batteries to the military and from sales of interactive training systems by IES. We believe that our acquisitions of FAAC, Epsilor and AoA will contribute to our goal of achieving profitability.

      We regard moving the company to a positive cash flow situation on a consistent basis to be an important goal, and we are focused on achieving that goal for the second half of 2004 and beyond. In this connection, we note that most of our business lines historically have had weaker first halves than second halves, and weaker first quarters than second quarters. This has proved to be the case thus far for 2004 as well.

      A portion of our operating loss during the first nine months of 2004 arose as a result of non-cash charges. These charges were primarily related to our acquisitions and to our raising capital. Because we anticipate continuing these activities, we expect to continue to incur such non-cash charges in the future.

      Non-cash charges related to acquisitions arise when the purchase price for an acquired company exceeds the company's book value. In such a circumstance, a portion of the excess of the purchase price is recorded as goodwill and a portion as intangible assets. In the case of goodwill, the assets recorded as goodwill are not amortized; instead, we are required to perform an annual impairment review. If we determine, through the impairment review process, that goodwill has been impaired, we must record the impairment charge in our statement of operations. Intangible assets are amortized in accordance with their useful life. Accordingly, for a period of time following an acquisition, we incur a non-cash charge in the amount of a fraction (based on the useful life of the intangible assets) of the amount recorded as intangible assets. Our acquisitions of FAAC, Epsilor and AoA resulted in our incurring similar non-cash charges during the first nine months of 2004.

                               AROTECH CORPORATION


      As a result of the application of the above accounting rule, we incurred non-cash charges related to our acquisitions in the amount of $2,332,900 during the first nine months of 2004.

      The non-cash charges that relate to our financings arise when we sell convertible debentures and warrants. When we issue convertible debentures, we record an expense for a beneficial conversion feature that is amortized ratably over the life of the debenture. When a debenture is converted, however, the entire remaining unamortized beneficial conversion feature expense is immediately recognized in the quarter in which the debenture is converted. Similarly, when we issue warrants in connection with convertible debentures, we record an expense for financial expenses that is amortized ratably over the term of the convertible debentures; when the convertible debentures are converted, the entire remaining unamortized financial expense is immediately recognized in the quarter in which the conversion occurs. As and to the extent that our remaining convertible debentures are converted, we would incur similar non-cash charges going forward.

      As a result of the application of the above accounting rule, we incurred non-cash charges related to our financings in the amount of $3,454,676 during the first nine months of 2004.

      Additionally, in an effort to improve our cash situation and our shareholders' equity, we have periodically induced holders of certain of our warrants to exercise their warrants by lowering the exercise price of the warrants in exchange for immediate exercise of such warrants, and by issuing to such investors new warrants. Under such circumstances, we record a deemed dividend in an amount determined based upon the fair value of the new warrants (using a Black-Scholes pricing model). As and to the extent that we engage in similar warrant repricings and issuances in the future, we would incur similar non-cash charges.

      As a result of the application of the above accounting rule we recorded a deemed dividend related to warrants repricing in amount of $3,328,952 during the first nine months of 2004.

      In addition, we incurred non-cash charges in the amount of $576,648 during the first nine months of 2004 in connection with options and shares granted to employees.

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

      In the first nine months of 2004, IES experienced a substantial slowdown of new sales. As of September 30, 2004, our backlog for our Simulation, Training and Consulting Division totaled $12.2 million, most of which was attributable to FAAC.

                               AROTECH CORPORATION


      In our Battery and Power Systems Division, EFB and Epsilor had revenues roughly in line with expectations. As of September 30, 2004, our backlog for our Battery and Power Systems Division totaled $3.6 million.

      In our Armored Vehicle Division, MDT Armor experienced an increase in revenues during the first nine months of 2004 as a result of new orders in connection with the War in Iraq. As of September 30, 2004, our backlog for our Armored Vehicle Division totaled $7.1 million.

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

Critical Accounting Policies

      The changes to our critical accounting policies as a result of our purchases of Epsilor, FAAC and AoA include the following:

      >     Revenue Recognition

            >      Accounting for Income Taxes

      Revenue Recognition

      Significant management judgments and estimates must be made and used in connection with the recognition of revenue in any accounting period. Material differences in the amount of revenue in any given period may result if these judgments or estimates prove to be incorrect or if management's estimates change on the basis of development of the business or market conditions. Management judgments and estimates have been applied consistently and have been reliable historically.

                               AROTECH CORPORATION


      A portion of our revenue is generated by our subsidiary FAAC from arrangements involving significant customization of simulation system. Revenues from such arrangements are recognized based on the percentage of completion method. The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared with the total estimated project requirement, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. We believe that the use of the percentage of completion method is appropriate as we have the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs. In addition, contracts executed include provisions that clearly specify the enforceable rights regarding services to be provided and received by the parties to the contracts, the consideration to be exchanged and the manner and terms of settlement. In all cases we expect to perform our contractual obligations and our licensees are expected to satisfy their obligations under the contract. The complexity of the estimation process and the issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and specification and testing requirement changes.

      Accounting for Income Taxes

      Significant judgment is required in determining our worldwide income tax expense provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment and segregation of foreign and domestic income and expense to avoid double taxation. Although we believe that our estimates are reasonable, the final tax outcome of these matters may be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income (loss) in the period in which such determination is made.

Results of Operations

      Preliminary Note

      Results for the three and nine months ended September 30, 2004 include the results of FAAC, Epsilor and AoA for such period as a result of our acquisitions of these companies during 2004. The results of FAAC, Epsilor and AoA were not included in our operating results for the three and nine months ended September 30, 2003. Accordingly, the following period-to-period comparisons should not necessarily be relied upon as indications of future performance.

Three months ended September 30, 2004 compared to the three months ended September 30, 2003.

      Revenues. During the three months ended September 30, 2004, we (through our subsidiaries) recognized revenues as follows:

   >        IES and FAAC  recognized  revenues  from  the sale of  interactive use-of-force training systems and from the provision of maintenance services in connection with such systems;

   >        MDT, MDT Armor and AoA  recognized  revenues from  payments  under vehicle armoring contracts, for service and repair of armored vehicles, and on sale of armoring products;

                               AROTECH CORPORATION


   >        EFB and Epsilor  recognized  revenues  from the sale of batteries, chargers and adapters to the military, and under certain development contracts with the U.S. Army; and

          > EFL recognized revenues from the sale of lifejacket lights and from subcontracting fees received in connection with Phase IV of the United States Department of Transportation (DOT) electric bus program.

      Revenues for the three months ended September 30, 2004 totaled $16.3 million, compared to $5.7 million in the comparable period in 2003, an increase of $10.6 million, or 185%. This increase was primarily attributable to the following factors:

   >          Increased revenues from our Armored Vehicle Division, particularly
      MDT Armor; and

   >           Revenues generated by FAAC ($4.6 million), Epsilor ($1.9 million)
      and AoA ($1.3 million) in the third quarter of 2004 that were not present in the corresponding period of 2003.

      These revenues were offset to some extent by

          > Decreased U.S. Army Communications Electronics Command (CECOM) revenues from our EFB subsidiary.

      In the third quarter of 2004, revenues were $6.0 million for the Simulation, Training and Consulting Division (compared to $2.9 million in the third quarter of 2003, an increase of $3.1 million, or 107%, due primarily to the added revenues of FAAC); $2.9 million for the Battery and Power Systems Division (compared to $1.8 million in the third quarter of 2003, an increase of $1.1 million, or 58%, due primarily to the added revenues of Epsilor, offset to some extent by decreased revenues from EFB); and $7.3 million for the Armored Vehicle Division (compared to $943,000 in the third quarter of 2003, an increase of $6.4 million, or 677%, due primarily to increased revenues from MDT Armor and to the added revenues of AoA).

      Cost of revenues and gross profit. Cost of revenues totaled $11.5 million during the third quarter of 2004, compared to $3.3 million in the third quarter of 2003, an increase of $8.3 million, or 255%, due primarily to increased sales in all divisions.

      Direct expenses for our three divisions during the third quarter of 2004 were $5.0 million for the Simulation, Training and Consulting Division (compared to $2.1 million in the third quarter of 2003, an increase of $2.9 million, or 140%, due primarily the added expenses of FAAC ); $2.4 million for the Battery and Power Systems Division (compared to $1.6 million in the third quarter of 2003, an increase of $818,000, or 52%, due primarily to the added revenues of Epsilor ($1.9 million), offset by decreased revenues of our Zinc-Air military batteries); and $6.2 million for the Armored Vehicle Division (compared to $780,000 in the third quarter of 2003, an increase of $5.5 million, or 701%, due primarily to increased revenues from MDT Armor and to the added revenues of
AoA).

                               AROTECH CORPORATION


      Gross profit was $4.7 million during the third quarter of 2004, compared to $2.5 million during the third quarter of 2003, an increase of $2.3 million, or 93%. This increase was the direct result of all factors presented above, most notably the presence of FAAC, Epsilor and AoA in our results and the increase in vehicle armoring revenues.

      Research and development expenses. Research and development expenses for the third quarter of 2004 were $431,000, compared to $252,000 during the third quarter of 2003, an increase of $179,000, or 71%. This increase was primarily the result of the inclusion of the research and development expenses of FAAC and Epsilor in our results this quarter.

      Sales and marketing expenses. Sales and marketing expenses for the third quarter of 2004 were $1.3 million, compared to $758,000 the third quarter of 2003, an increase of $537,000, or 71%. This increase was primarily attributable to the inclusion of the sales and marketing expenses of FAAC, Epsilor and AoA in our results for 2004.

      General and administrative expenses. General and administrative expenses for the third quarter of 2004 were $2.1 million compared to $1.0 million in the third quarter of 2003, an increase of $1.1 million, or 115%. This increase was primarily attributable to the following factors:

          > The inclusion of the general and administrative expenses of FAAC, Epsilor and AoA in our results for 2004;

          > Expenses in 2004 in connection with grants of options and shares to employees that did not exist in 2003;

          > Increases in other general and administrative expenses in comparison to 2003, such as employees salaries, travel expenses and audit fees.

      Financial income (expenses), net. Financial income , net of financial expenses and exchange differentials, totaled approximately $1.1 million in the third quarter of 2004 compared to $(82,000) in the third quarter of 2003. The difference was due primarily to amortization of debt discount related to the issuance of convertible debentures, as well as interest expenses related to those debentures. Those expenses were offset by $1.8 million financial income due to the change in the fair market value of the warrants that were issued in July 2004 (see Note 11.b. to the financial statements) .

      Income taxes. We and certain of our subsidiaries incurred accumulated net operating losses during previous years and, accordingly, we were not required to make any provision for income taxes. With respect to some of our subsidiaries that operated at a net profit during 2004, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $116,000 in tax expenses in the third quarter of 2004, with respect to certain of our subsidiaries that operated at a net profit during 2004 and we are not able to offset their taxes against our loss carry forward. In the third quarter of 2003, tax expenses written were with respect to MDT's taxable income.

      Amortization of intangible assets. Amortization of intangible assets totaled $739,000 in the third quarter of 2004, compared to $104,000 the third quarter of 2003, an increase of

                               AROTECH CORPORATION


$636,000, or 614%. Of this increase, $226,000 of this amortization was attributable to FAAC, $142,000 was attributable to Epsilor, and $213,000 was attributable to AoA.

      Net income before deemed dividend of common stock to certain stockholders. Due to the factors cited above, we reported a net income of $1.1 million in the third quarter of 2004, compared to a net income of $216,000 in the third quarter of 2003, an increase in income of $911,000.

      Net income (loss) after deemed dividend of common stock to certain stockholders was a net loss of $(1.0) million in the third quarter of 2004 due to a deemed dividend of $2.2 million in the third quarter of 2004 (see Note 11.b. to the financial statements) compared to a net income of $122,000 in the third quarter of 2003 due to a deemed dividend of $95,000 in the third quarter of 2003.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

      Revenues. During the nine months ended September 30, 2004, we (through our subsidiaries) recognized revenues as follows:

      >     IES and  FAAC  recognized  revenues  from  the  sale of  interactive use-of-force training systems and from the provision of warranty services in connection with such systems;

      >     MDT,  MDT Armor and AoA  recognized  revenues  from  payments  under vehicle armoring contracts, for service and repair of armored vehicles, and on sale of armoring products;

      >     EFB and  Epsilor  recognized  revenues  from the sale of  batteries, chargers and adapters to the military, and under certain development contracts with the U.S. Army;

      >     Arocon recognized revenues under consulting agreements; and

         > EFL recognized revenues from the sale of lifejacket lights and from subcontracting fees received in connection with Phase IV of the United States Department of Transportation (DOT) electric bus program.

      Revenues for the nine months ended September 30, 2004 totaled $33.4 million, compared to $13.2 million in the comparable period in 2003, an increase of $20.2 million, or 152%. This increase was primarily attributable to the following factors:

      >     Increased  revenues from our Armored Vehicle Division,  particularly
      MDT Armor;

      >     Increased  revenues  from our  Battery and Power  Systems  Division, particularly CECOM revenues from EFB; and

      >     Revenues  generated by FAAC ($9.4  million),  Epsilor ($3.9 million)
      and AoA ($1.3 million) in the first nine months of 2004 that were not present in the corresponding period of 2003.

                               AROTECH CORPORATION


      These revenues were offset to some extent by

         >  Decreased revenues from our IES subsidiary.

      In the first nine months of 2004, revenues were $13.3 million for the Simulation, Training and Consulting Division (compared to $5.8 million in the first nine months of 2003, an increase of $7.5 million, or 130%, due primarily to the added revenues of FAAC, offset to some extent by decreased revenues from
IES); $8.0 million for the Battery and Power Systems Division (compared to $4.7 million in the first nine months of 2003, an increase of $3.3 million, or 71%, due primarily to the added revenues of Epsilor ($3.9 million), offset to some extent by decreased revenues from our Zinc-Air military batteries); and $12.1 million for the Armored Vehicle Division (compared to $2.8 million in the first nine months of 2003, an increase of $9.3 million, or 335%, due primarily to increased revenues from MDT Armor and to the added revenues of AoA).

      Cost of revenues and gross profit. Cost of revenues totaled $22.7 million during the first nine months of 2004, compared to $8.4 million in the first nine months of 2003, an increase of $14.3 million, or 171%, due primarily to increased sales in all divisions.

      Direct expenses for our three divisions during the first nine months of 2004 were $11.9 million for the Simulation, Training and Consulting Division (compared to $5.1 million in the first nine months of 2003, an increase of $6.8 million, or 132%, due primarily to the added expenses of FAAC, offset to some extent by decreased expenses by IES); $7.5 million for the Battery and Power Systems Division (compared to $4.3 million in the first nine months of 2003, an increase of $3.1 million, or 72%, due primarily to the added expenses of Epsilor; and $10.7 million for the Armored Vehicle Division (compared to $2.8 million in the first nine months of 2003, an increase of $7.8 million, or 276%, due primarily to increased revenues from MDT Armor and to the added expenses of AoA ($759,000).

      Gross profit was $10.7 million during the first nine months of 2004, compared to $4.9 million during the first nine months of 2003, an increase of $5.8 million, or 120%. This increase was the direct result of all factors presented above, most notably the presence of FAAC, Epsilor and AoA in our results and the increase in vehicle armoring revenues from MDT Armor.

      Research and development expenses. Research and development expenses for the first nine months of 2004 were $1.3 million, compared to $763,000 during the first nine months of 2003, an increase of $540,000, or 71%. This increase was the result of the inclusion of the research and development expenses of FAAC and Epsilor in our results this nine months.

      Sales and marketing expenses. Sales and marketing expenses for the first nine months of 2004 were $3.4 million, compared to $2.4 million the first nine months of 2003, an increase of $1.0 million, or 43%. This increase was primarily attributable to the inclusion of the sales and marketing expenses of FAAC, Epsilor and AoA in our results for 2004.

      Those expenses were offset to some extent by a decrease in expenses related to our security consulting business in the U.S., a decrease in expenses related to our military batteries field and a decrease in IES sales and marketing expenses.

                               AROTECH CORPORATION


      General and administrative expenses. General and administrative expenses for the first nine months of 2004 were $7.6 million compared to $3.5 million in the first nine months of 2003, an increase of $4.1 million, or 119%. This increase was primarily attributable to the following factors:

          > The inclusion of the general and administrative expenses of FAAC, Epsilor and AoA in our results for 2004;

          > Expenses in 2004 in connection with grant of options and shares to employees that were not present in 2003; and

          > Increases in other general and administrative expenses in comparison to 2003, such as employee accruals, travel expenses, audit fees and expenses related to due diligence performed in connection to certain potential acquisitions; and

          > We incurred expenses in connection with new activities by our Arocon and MDT Armor subsidiaries.

      Financial expenses, net. Financial expenses, net of interest income and exchange differentials, totaled approximately $2.1 million in the first nine months of 2004 compared to $1.2 million in the first nine months of 2003, a difference of $912,000 or 75%. This difference was due primarily to amortization of debt discount related to the issuance of convertible debentures, as well as interest expenses related to those debentures.

      Income taxes. We and certain of our subsidiaries incurred net operating losses during 2004 and, accordingly, we were not required to make any provision for income taxes. With respect to some of our subsidiaries that operated at a net profit during 2004, we were able to offset federal taxes against our losses carry forward. We recorded a total of $287,000 in tax expenses in the first nine months of 2004, with respect to certain of our subsidiaries that operated at a net profit during 2004 and we are not able to offset their taxes against our loss carry forward and with respect to state taxes. In the first nine months of 2003, tax expenses were written with respect to MDT's taxable income.

      Amortization of intangible assets. Amortization of intangible assets totaled $1.7 million in the first nine months of 2004, compared to $727,000 in the first nine months of 2003, an increase of $1.0 million, or 138%. Of this increase, $678,000 of this amortization was attributable to FAAC, $426,000 was attributable to Epsilor and $213,000 was attributable to AoA. The expenses were offset to some extent by a decrease in IES's and MDT's amortization expenses in 2004.

      Net loss before deemed dividend of common stock to certain stockholders. Due to the factors cited above, we reported a net loss of $5.8 million in the first nine months of 2004, compared to a net loss of $3.8 million the first nine months of 2003, an increase of $2.0 million.

      Net loss after deemed dividend of common stock to certain stockholders was $9.1 million due to a deemed dividend of $3.3 million (see Notes 10.a. and 11.b. to the financial statements) compared to $4.0 million in the first nine months of 2003 due to a deemed dividend of $267,000 in the first nine months of 2003.

                               AROTECH CORPORATION


Liquidity and Capital Resources

      As of September 30, 2004, we had $4.6 million in cash, $13.2 million in restricted collateral securities and cash deposits due within one year, $1.0 million in long-term restricted securities and deposits, and $129,000 in marketable securities, as compared to at December 31, 2003, when we had $13.7 million in cash and $706,000 in restricted cash deposits due within one year. The decrease in cash was primarily the result of the costs of the acquisitions of FAAC, Epsilor and AoA, and working capital needed in our other segments.

      We used available funds in the third quarter of 2004 primarily for acquisitions, sales and marketing, continued research and development expenditures, and other working capital needs. We increased our investment in fixed assets during the nine months ended September 30, 2004 by $1.1 million over the investment as at December 31, 2003, primarily in the Battery and Power Systems Division and in the Simulation, Training and Consulting Division. Our net fixed assets amounted to $4.5 million at quarter end.

      Net cash used in operating activities from continuing operations for the nine months ended September 30, 2004 and 2003 was $1.0 million and $2.4 million, respectively, a decrease of $1.4 million. This decrease was primarily the result of an increase in our adjusted profits in 2004 (profit in statement of operations less non-cash charges such as depreciation, amortization, non-cash financial expenses and non-cash expenses related to options and warrants).

      Net cash used in investing activities for the nine months ended September 30, 2004 and 2003 was $52.2 million and $936,000, an increase of $51.3 million. This increase was primarily the result of our investment in the acquisition of FAAC, Epsilor and AoA in 2004.

      Net cash provided by financing activities for the nine months ended September 30, 2004 and 2003 was $44.3 million and $4.9 million, respectively, an increase of $39.4 million. This increase was primarily the result of higher amounts of funds raised through sales of our securities in 2004 compared to 2003.

      During the nine months ended September 30, 2004, certain of our employees exercised options under our registered employee stock option plan. The proceeds to us from the exercised options were approximately $1.1 million.

      As of September 30, 2004, we had (based on the contractual amount of the debt and not on the accounting valuation of the debt) approximately $7.5 million in long term bank and certificated debt outstanding, of which $5.3 million was convertible debt, and approximately $1.25 million in short-term debt.

      Our current debt agreements grant to our investors a right of first refusal on any future financings, except for underwritten public offerings in excess of $30 million, and contain certain other affirmative and negative covenants. We do not believe that these covenants will materially limit our ability to undertake future financings.

                               AROTECH CORPORATION


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

         We were incorporated in 1990 and began our operations in 1991. We have funded our operations principally from funds raised in each of the initial public offering of our common stock in February 1994; through subsequent public and private offerings of our common stock and equity and debt securities convertible or exercisable into shares of our common stock; research contracts and supply contracts; funds received under research and development grants from the Government of Israel; and sales of products that we and our subsidiaries manufacture. We have incurred significant operating losses since our inception. Additionally, as of September 30, 2004, we had an accumulated deficit of approximately $115.8 million. There can be no assurance that we will ever be able to maintain profitability consistently or that our business will continue to exist.

      Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

      Our bank and certificated indebtedness aggregated approximately $7.5 million as of September 30, 2004. Accordingly, we are subject to the risks associated with indebtedness, including:

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

                               AROTECH CORPORATION


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

      As a result of our acquisitions, we are currently experiencing a period of significant growth and development activity which could place a significant strain on our personnel and resources. Our activity has resulted in increased levels of responsibility for both existing and new management personnel. Many of our management personnel have had limited or no experience in managing growing companies. We have sought to manage our current and anticipated growth through the recruitment of additional management and technical personnel and the implementation of internal systems and controls. However, our failure to manage growth effectively could adversely affect our results of operations.

                               AROTECH CORPORATION


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

                               AROTECH CORPORATION


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

                               AROTECH CORPORATION


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

      We may face product liability claims.

      In the event that our products, including the products manufactured by MDT and AoA, fail to perform as specified, users of these products may assert claims for substantial amounts. These claims could have a materially adverse effect on our financial condition and results of operations. There is no assurance that the amount of the general product liability insurance that we maintain will be sufficient to cover potential claims or that the present amount of insurance can be maintained at the present level of cost, or at all.

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

                               AROTECH CORPORATION


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

                               AROTECH CORPORATION


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

                               AROTECH CORPORATION


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

      Sales of a substantial number of shares of common stock into the public market, or the perception that those sales could occur, could adversely affect our stock price or could impair our ability to obtain capital through an offering of equity securities. As of November 10, 2004, we had 79,096,283 shares of common stock issued and outstanding. Of these shares, most are freely transferable without restriction under the Securities Act of 1933, and a substantial portion of the remaining shares may be sold subject to the volume restrictions, manner-of-sale provisions and other conditions of Rule 144 under the Securities Act of 1933.

      Exercise of our warrants, options and convertible debt could adversely affect our stock price and will be dilutive.

      As of November 10, 2004, there were outstanding warrants to purchase a total of 17,251,020 shares of our common stock at a weighted average exercise price of $1.55 per share, options to purchase a total of 8,994,130 shares of our common stock at a weighted average exercise price of $1.32 per share, of which 5,905,336 were vested, at a weighted average exercise price of $1.46 per share, and outstanding debentures convertible into a total of 3,786,732 shares of our common stock at a weighted average conversion price of $1.39 per share. Holders of our options, warrants and convertible debt will probably exercise or convert them only at a time when the price of our common stock is higher than their respective exercise or conversion prices. Accordingly, we may be required to issue shares of our common stock at a price substantially lower than the market price of our stock. This could adversely affect our stock price. In addition, if and when these shares are issued, the percentage of our common stock that existing stockholders own will be diluted.

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

                               AROTECH CORPORATION


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

                               AROTECH CORPORATION


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

      While we conduct our business primarily in U.S. dollars, some of our agreements are denominated in foreign currencies, and we occasionally hedge part of the risk of a devaluation of the U.S dollar, which could have an adverse effect on the revenues that we incur in foreign currencies. We do not hold or issue derivative financial instruments for trading or speculative purposes

                               AROTECH CORPORATION


ITEM 4. CONTROLS AND PROCEDURES.

      As of the end of the third quarter of 2004, our management, including the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our periodic reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

      As of September 30, 2004, based upon their evaluations, these officers concluded that the design of the disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. We intend to continually strive to improve our disclosure controls and procedures to enhance the quality of our financial reporting.

      There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2004, we will be required to furnish a report by management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management's assessment of such internal controls. Public Company Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management's assessment of the effectiveness of internal control over financial reporting under Section 404.

      While we currently believe that our internal control over financial reporting is effective, we are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2004 (or if our auditors are unable to attest that our management's report is fairly stated or are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

                               AROTECH CORPORATION


      While we currently  anticipate  being able to satisfy the  requirements of
Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation, especially with respect to certain entities that we have acquired during 2004, due in large part to the fact that there is no precedent available by which to measure compliance with the new Auditing Standard No. 2.

                               AROTECH CORPORATION

                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

      Issuance of Warrants to Investors

      In July 2004, warrants to purchase 8,814,235 shares of common stock, having an aggregate exercise price of $16,494,194, were exercised. In connection with this exercise, we issued to those exercising warrants an aggregate of 8,717,265 new five-year warrants to purchase shares of common stock at an exercise price of $1.38 per share.

      We issued the above new warrants in reliance on the exemption from registration provided by Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The issuance of these securities was without the use of an underwriter, and the shares of common stock currently bear restrictive legends permitting transfer thereof only upon registration or an exemption under the Act.

ITEM 5. OTHER INFORMATION.

      We will be holding a Special Meeting of Stockholders on Tuesday, December 14, 2004, to consider and act upon a proposal to ratify, for purposes of NASD Marketplace Rule 4350(i)(1)(C)(ii), the issuance in July 2004 of five-year warrants to purchase up to 8,717,265 shares of our common stock at a price of $1.38 per share. We mailed our Notice and Proxy Statement for the 2004 Special Meeting of Stockholders on or about November 8, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) The following documents are filed as exhibits to this report:

      Exhibit Number                           Description
      --------------                           -----------
          *10.1...........Securities Purchase Agreement dated July 15, 2004

         **10.2...........Stock  Purchase  Agreement  dated as of July 15,  2004 between Arotech Corporation and Armour of America, Incorporated and its sole shareholder

           31.1...........Certification of Chief Executive  Officer  pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002

           31.2...........Certification of Chief Financial  Officer  pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002

           32.1...........Certification of Chief Executive  Officer  pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002

           32.2...........Certification of Chief Financial  Officer  pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002

------------------------------------

   * Incorporated by reference to our Current Report on Form 8-K filed on July 15, 2004
  ** Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 16, 2004

                               AROTECH CORPORATION


      (b) The following reports on Form 8-K or Form 8-K/A were filed or furnished during the third quarter of 2004:

        Date Filed                           Item Reported
        ----------                           -------------
July 15, 2004.............Item 5 - Other Events and  Regulation  FD  Disclosure;
                            and  Item  7  -  Financial  Statements,   Pro  Forma
                            Financial Information and Exhibits

August 10, 2004...........Item 7 -  Financial  Statements,  Pro Forma  Financial
                            Information and Exhibits; and Item 12 - Results of Operations and Financial Condition (furnished but not filed)

August 23, 2004...........Item 2.01 - Completion of  Acquisition  or Disposition
                            of Assets; and Item 9.01 - Financial Statements and Exhibits

                               AROTECH CORPORATION


                                   SIGNATURES
--------------------------------------------------------------------------------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 22, 2004

                                 AROTECH CORPORATION


                                 By:      /s/ Robert S. Ehrlich
                                    --------------------------------------------
                                      Name:   Robert S. Ehrlich
                                      Title:  Chairman, President and CEO
                                              (Principal Executive Officer)


                                 By:      /s/ Avihai Shen
                                    --------------------------------------------
                                      Name:   Avihai Shen
                                      Title:  Vice President - Finance
                                              (Principal Financial Officer)

                               AROTECH CORPORATION


                                  EXHIBIT INDEX

      Exhibit Number                           Description
      --------------                           -----------
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