Form 10-K/A
period 2003-12-31
AROTECH CORP
filed 2004-11-29
CIK 916529

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______.

                        Commission File Number: 0-23336
                                               ---------

                               AROTECH CORPORATION
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                           95-4302784
---------------------------------                    ---------------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification No.)

250 West 57th Street, New York, New York                       10107
----------------------------------------             ---------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (212) 258-3222
   -------------------------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

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

================================================================================

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

                                     PART II

ITEM 6. SELECTED FINANCIAL DATA

      The selected financial information set forth below with respect to the consolidated financial statements for each of the five fiscal years in the period ended December 31, 2003, and with respect to the balance sheets at the end of each such fiscal year has been derived from our consolidated financial statements audited by Kost, Forer, Gabbay & Kassierer, independent registered public accounting firm and a member firm of Ernst & Young Global.

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

      As discussed in Note 1.b. to the Consolidated Financial Statements contained in Item 8 of this Report, the Consolidated Financial Statements at December 31, 2003 and for the year then ended have been restated for the matters set forth therein.

      The financial information set forth below is qualified by and should be read in conjunction with the Consolidated Financial Statements contained in Item 8 of this Report and the notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

                                                                  Year Ended December 31,
                                                  --------------------------------------------------------
                                                    1999        2000        2001        2002        2003**
                                                  --------    --------    --------    --------    --------
                                                        (dollars in thousands, except per share data)
Statement of Operations Data:
Revenues ......................................   $  2,422    $  1,490    $  2,094    $  6,407    $ 17,326
                                                  --------    --------    --------    --------    --------
Research and development expenses and costs of
  revenues ....................................      3,867       1,985       2,448       5,108      12,141
Selling, general and administrative expenses
  and amortization of intangible assets .......      2,754       3,434       3,934       5,982      10,255
                                                  --------    --------    --------    --------    --------
Operating loss ................................     (4,198)     (3,929)     (4,288)     (4,683)     (5,070)
Financial income (expenses), net ..............        190         544         263         100       4,039
                                                  --------    --------    --------    --------    --------
Loss before minority interest in (loss)
  earnings of subsidiary and tax expenses .....     (4,008)     (3,385)     (4,026)     (4,583)     (9,109)
Taxes on income ...............................         (6)         --          --          --        (396)
Minority interest in (loss) earnings of
  subsidiary ..................................         --          --          --        (355)        157
                                                  --------    --------    --------    --------    --------
Loss from continuing operations ...............     (4,014)     (3,385)     (4,026)     (4,938)     (9,348)
Income (loss) from discontinued operations ....     (2,902)     (8,596)    (13,261)    (13,566)        110
                                                  --------    --------    --------    --------    --------
Net loss for the period .......................     (6,916)    (11,981)    (17,287)    (18,504)     (9,238)
Deemed dividend to certain shareholders of
  common stock ................................         --          --      (1,197)         --        (350)
                                                  --------    --------    --------    --------    --------
Net loss attributable to shareholders of common
  stock .......................................   $ (6,916)   $(11,981)   $(18,483)   $(18,504)   $ (9,588)
                                                  ========    ========    ========    ========    ========
Basic and diluted net loss per share from
  continuing operations .......................   $  (0.28)   $  (0.18)   $  (0.21)   $  (0.15)   $  (0.24)
                                                  ========    ========    ========    ========    ========
Loss per share for combined operations ........   $  (0.48)   $  (0.62)   $  (0.76)   $  (0.57)   $  (0.25)
                                                  ========    ========    ========    ========    ========
Weighted average number of common shares used
  in computing basic and diluted net loss per
  share (in thousands) ........................     14,334      19,243      24,200      32,382      38,890
                                                                  Year Ended December 31,
                                                  --------------------------------------------------------
                                                    1999        2000        2001        2002        2003**
                                                  --------    --------    --------    --------    --------
Balance Sheet Data:
Cash, cash equivalents, investments in
  marketable debt securities and restricted
  collateral deposits .........................   $  2,556    $ 11,596    $ 12,672    $  2,091    $ 14,391
Receivables and other assets* .................      5,215      13,771      11,515       7,895       8,898
Property and equipment, net of depreciation ...      2,258       2,289       2,221       2,555       2,293
Goodwill and other intangible assets, net .....         --          --          --       7,522       7,440
                                                  --------    --------    --------    --------    --------
Total assets ..................................   $ 10,029    $ 27,656    $ 26,408    $ 20,063    $ 33,022
                                                  ========    ========    ========    ========    ========
Current liabilities* ..........................   $  3,427    $  4,787    $  3,874    $  7,272    $  6,710
Long-term liabilities .........................      2,360       2,791       3,126       3,753       4,635
Stockholders' equity ..........................      4,242      20,078      19,408       9,038      21,626
                                                  --------    --------    --------    --------    --------
Total liabilities and stockholders equity* ....   $ 10,029    $ 27,656    $ 26,408    $ 20,063    $ 33,022
                                                  ========    ========    ========    ========    ========

----------
  *Includes assets and liabilities, as applicable, from discontinued operations. **Restated (see Note 1.b. of Notes to Consolidated Financial Statements).

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

      Restatement of Previously-Issued Financial Statements

      During our management's review of our interim financial statements for the period ended September 30, 2004 we, after discussion with and based on a new and revised review of accounting treatment by our independent auditors, conducted a comprehensive review of the re-pricing of warrants and grant of new warrants to certain of our investors and others during the years 2004 and 2003. As a result of that review, we, upon recommendation of our management and with the approval of the Audit Committee of our Board of Directors after discussion with our independent auditors, reconsidered the accounting related to these transactions and reclassified certain expenses as a deemed dividend, a non-cash item, instead of as general and administrative expenses due to the recognition of these transactions as capital transactions that should not be expensed. These restatements do not affect our balance sheet, shareholders' equity or cash flow statements. In addition and as a result of the remeasurement described above, we have reviewed assumptions used in the calculation of fair value of all warrants granted during the year 2003. As a result of this comprehensive review, we have decreased general and administrative expenses in the amount of $150,000, related to errors found in the valuation of warrants granted in the litigation settlement described in Note 17.g. of the Notes to Consolidated Financial Statements for the year ended December 31, 2003.

      In addition, during our management's review of our interim financial statements for the period ended September 30, 2004, we also reviewed our calculation of amortization of debt discount attributable to the beneficial conversion feature associated with our convertible debentures. As a result of this review, we found errors which increased our financial expenses in the amount of $568,000 for the year ended December 31, 2003. The errors were related to the amortization of debt discount attributable to the warrants and their related convertible debentures, whereby we understated the amount of amortization for the year ended December 31, 2003 attributable to certain of the convertible debentures.

      Similar errors were also noted in our interim financial statements in the three-month period ended June 30, 2003, the nine-month period ended September 30, 2003, and the three- and six-month periods ended March 31 and June 30, 2004.

      The impacts of these restatements with respect to the year ended December 31, 2003 are summarized below:

Statement of Operations Data:

                                                    For the Year ended December 31, 2003
                                                 ------------------------------------------
                                                 Previously
                                                  Reported      Adjustment      As Restated
                                                 ----------     ----------      -----------
General and administrative expenses ........     $6,196,779     $ (338,903)     $5,857,876
Operating loss .............................      5,408,932       (338,903)      5,070,029
Financial expenses, net ....................      3,470,459        568,250       4,038,709

Loss from continuing operations ............      9,118,684        229,347       9,348,031
                                                 ----------     ----------      ----------
Net loss ...................................      9,008,274        229,347       9,237,621
Deemed dividend to certain stockholders of
   common stock ............................             --        350,000         350,000
                                                 ----------     ----------      ----------
Net loss attributable to common stockholders     $9,008,274     $  579,347      $9,587,621
                                                 ==========     ==========      ==========

Basic and diluted net loss per share from
  continuing operations ....................     $     0.23     $     0.01      $     0.24
                                                 ==========     ==========      ==========
Basic and diluted net loss per share .......     $     0.23     $     0.02      $     0.25
                                                 ==========     ==========      ==========

Balance sheet data:

                                                     As of December 31, 2003
                                    -------------------------------------------------------
                                    Previously Reported     Adjustment         As Restated
                                    -------------------   ---------------    --------------
Other accounts payable
 and accrued expenses ........... .    $   4,321,347      $    (150,000)     $   4,171,347

Total current liabilities ........         6,859,752           (150,000)         6,709,752
Convertible debenture ............           881,944            568,250          1,450,194
Total long term liabilities ......         4,066,579            568,250          4,634,829

Additional paid in capital .......       135,891,316           (188,903)       135,702,413
Accumulated deficit ..............      (109,681,893)          (229,347)      (109,911,240)
Total shareholders' equity .......        22,044,127           (418,250)        21,625,877

Cash flow data:

                                                       For the Year ended December 31, 2003
                                                    -------------------------------------------
                                                     Previously
                                                      Reported       Adjustment     As Restated
                                                    ------------    -------------   -----------
Net loss .......................................     $9,008,274     $  229,347      $9,237,621
Stock based compensation related to repricing of
  warrants granted to investors and the grant of
  new warrants .................................        388,403       (188,903)        199,500
Increase in other accounts payable and accrued
  expenses .....................................      1,827,668       (150,000)      1,677,668

Amortization of compensation related to
  beneficial conversion feature and warrants
  issued to holders of convertible debentures ..      3,359,987        568,250       3,928,237

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

Executive Summary

      The following executive summary includes, where appropriate, discussion of our new subsidiaries, FAAC Incorporated, Epsilor Electronic Industries, Ltd. and Armour of America Incorporated, that we purchased in 2004. The results of these subsidiaries are not included in our results of operations for 2003 and 2002, but are included in this discussion to the extent that they are relevant to our anticipated financial condition and results of operations going forward.

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

            o MDT Armor Corporation, located in Auburn, Alabama, which conducts MDT's United States activities ("MDT Armor") (88% owned); and

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

      During 2003, we substantially increased our revenues and reduced our net loss, from $18.5 million in 2002 to $9.2 million in 2003. This was achieved through a combination of cost-cutting measures and increased revenues, particularly from the sale of Zinc-Air batteries to the military and from sales of interactive training systems by IES. We believe that our new acquisitions, FAAC and Epsilor, will contribute to our goal of achieving profitability.

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

      The non-cash charges that relate to our financings occurred in connection with our issuance of convertible debentures with warrants, and in connection with our repricing of certain warrants and grants of new warrants. When we issue convertible debentures, we record a discount for a beneficial conversion feature that is amortized ratably over the life of the debenture. When a debenture is converted, however, the entire remaining unamortized beneficial conversion feature expense is immediately recognized in the quarter in which the debenture is converted. Similarly, when we issue warrants in connection with convertible debentures, we record debt discount for financial expenses that is amortized ratably over the term of the convertible debentures; when the convertible debentures are converted, the entire remaining unamortized debt discount is immediately recognized in the quarter in which the convertible debentures are converted. As and to the extent that our remaining convertible debentures are converted, we would incur similar non-cash charges going forward.

      As a result of the application of the above accounting rule, we incurred non-cash charges in the amount of $3.9 million during 2003.

      Additionally, in an effort to improve our cash situation and our shareholders' equity, and in order to reduce the number of our outstanding warrants, during 2003 we induced holders of certain of our warrants to exercise their warrants by lowering the exercise price of the warrants to approximately market value in exchange for immediate exercise of such warrants, and by issuing to such investors a lower number of new warrants at a higher exercise price. Under such circumstances, we record a deemed dividend in an amount determined based upon the fair value of the new warrants. As and to the extent that we engage in similar warrant repricings and issuances in the future, we would incur similar non-cash charges.

      As a result of the application of the above accounting rule, we recorded a deemed dividend related to warrants repricing and grant of new warrants in the amount of $350,000 during 2003.

      We also incurred a non-cash charge in the amount of $689,000 during 2003 arising out of the shares and warrants we granted to IES Electronics in connection with the settlement of our litigation with them. The expense in the amount above was determined based upon the fair value of these warrants and shares. This charge is not expected to recur.

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

      Following is a table summarizing our results of operations for the years ended December 31, 2003 and 2002, after which we present a narrative discussion and analysis:

                                                      Year Ended December 31,
                                                  ------------------------------
                                                     2003*              2002
                                                  -----------        -----------
Revenues:
     Defense and Security Products ........       $11,457,741        $ 4,724,443
     Electric Fuel Batteries ..............         5,868,899          1,682,296
     All other ............................                --                 --
                                                  -----------        -----------
                                                  $17,326,641        $ 6,406,739
Cost of revenues:
     Defense and Security Products ........       $ 6,566,252        $ 2,380,387
     Electric Fuel Batteries ..............         4,521,588          2,041,361
     All other ............................                --                 --
                                                  -----------        -----------
                                                  $11,087,840        $ 4,421,748
Research and development expenses.:
     Defense and Security Products ........       $   216,800        $   175,796
     Electric Fuel Batteries ..............           836,608            510,123
     All other ............................                --                 --
                                                  -----------        -----------
                                                  $ 1,053,408        $   685,919

                                                             Year Ended December 31,
                                                        ------------------------------
                                                            2003*              2002
                                                        ------------      ------------
Sales and marketing expenses:
     Defense and Security Products ................     $  2,418,017      $    636,066
     Electric Fuel Batteries ......................          926,872           673,601
     All other ....................................          187,747                --
                                                        ------------      ------------
                                                        $  3,532,636      $  1,309,669
General and administrative expenses:
     Defense and Security Products ................     $  1,519,458      $    833,610
     Electric Fuel Batteries ......................          188,655            89,945
     All other ....................................        4,149,763         3,099,548
                                                        ------------      ------------
                                                        $  5,857,876      $  4,023,103
Financial expense (income):
     Defense and Security Products ................     $   (139,668)     $     (4,556)
     Electric Fuel Batteries ......................            7,936                --
     All other ....................................        4,170,441           (95,895)
                                                        ------------      ------------
                                                        $  4,038,709      $   (100,451)
Tax expenses:
     Defense and Security Products ................     $    393,303      $         --
     Electric Fuel Batteries ......................               --                --
     All other ....................................            2,890                --
                                                        ------------      ------------
                                                        $    396,193      $         --
Amortization of intangible assets:
     Defense and Security Products ................     $    864,910      $    649,543
     Electric Fuel Batteries ......................               --                --
     All other ....................................               --                --
                                                        ------------      ------------
                                                        $    864,910      $    649,543
Minority interest in loss (profit) of subsidiaries:
     Defense and Security Products ................     $    156,900      $   (355,360)
     Electric Fuel Batteries ......................               --                --
     All other ....................................               --                --
                                                        ------------      ------------
                                                        $    156,900      $   (355,360)
Net loss from continuing operations:
     Defense and Security Products ................     $    224,431      $    301,765
     Electric Fuel Batteries ......................          612,760         1,632,734
     All other ....................................        8,510,840         3,003,653
                                                        ------------      ------------
                                                        $  9,348,031      $  4,938,152
Net loss (profit) from discontinued operations:
     Defense and Security Products ................     $         --      $         --
     Electric Fuel Batteries ......................         (110,410)       13,566,206
     All other ....................................               --                --
                                                        ------------      ------------
                                                        $   (110,410)     $ 13,566,206
Net loss:
     Defense and Security Products ................     $    224,431      $    301,765
     Electric Fuel Batteries ......................          502,350        15,198,940
     All other ....................................        8,510,840         3,003,653
                                                        ------------      ------------
                                                        $  9,237,621      $ 18,504,358
                                                        ============      ============

----------
* Restated (see Note 1.b. of Notes to Consolidated Financial Statements).

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

      General and administrative expenses. General and administrative expenses for 2003 were $5.9 million, compared to $4.0 million in 2002, an increase of $1.8 million, or 46%. This increase was primarily attributable to the following factors:

      >> The inclusion of the general and administrative expenses of IES and MDT in our results for the full year of 2003 but only part of 2002;

      >> Expenses in 2003 in connection with a litigation settlement agreement, in the amount of $714,000, that were not present in 2002;

      >> Expenses in 2003 in connection with warrant grants, in the amount of $199,500, that were not present in 2002;

      >> Legal and consulting expenses in 2003 in connection with our convertible debentures, in the amount of $484,000, that were not present in 2002; and

      >> Expenses in 2003 in connection with the start-up of our security consulting business in the United States and with the beginning of operations of MDT Armor, in the amount of $250,000, that were not present in 2002.

      Financial income (expense). Financial expense totaled approximately $4.0 million in 2003 compared to financial income of $100,000 in 2002, an increase of $4.1 million. This increase was due primarily to amortization of compensation related to the issuance of convertible debentures issued in December 2002 and during 2003 in the amount of $3.9 million, and interest expenses related to those debentures in the amount of $376,000.

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

      Loss from continuing operations. Due to the factors cited above, we reported a net loss from continuing operations of $9.3 million in 2003, compared to a net loss of $4.9 million in 2002, an increase of $4.4 million, or 90%.

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

      Net loss before deemed dividend. Due to the factors cited above, we reported a net loss before deemed dividend of $9.2 million in 2003, compared to a net loss of $18.5 million in 2002, a decrease of $9.3 million, or 50%.

      Net loss after deemed dividend of common stock to certain stockholders. Due to the factors cited above, we reported a net loss after deemed dividend of $9.6 million in 2003, compared to a net loss of $18.5 million in 2002, a decrease of $8.9 million, or 48%.

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

Contractual Obligations

      The following table lists our contractual obligations and commitments as of December 31, 2003:

                                                         Payment Due by Period
                              -------------------------------------------------------------------------------
Contractual Obligations         Total       Less Than 1 Year    1-3 Years     3-5 Years     More than 5 Years
                              ----------    ----------------   ----------     ---------     -----------------
Long-term debt* ...........   $8,525,000      $       --       $8,525,000       $   --         $       --
Short-term debt ...........   $  190,849      $  190,849       $       --       $   --         $       --
Operating lease obligations   $  590,778      $  393,512       $  197,266       $   --         $       --
Severance obligations .....   $1,749,391      $  183,056       $1,387,738       $   --         $  178,597

----------
* Includes convertible debentures in the gross amount of $8,375,000. Unamortized financial expenses related to the beneficial conversion feature of these convertible debentures amounted to $6,924,806 at year end.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements
                                                                           Page
                                                                           ----
    Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm................    F-2
Consolidated Balance Sheets............................................    F-3
Consolidated Statements of Operations..................................    F-5
Statements of Changes in Shareholders' Equity..........................    F-6
Consolidated Statements of Cash Flows..................................    F-9
Notes to Consolidated Financial Statements.............................    F-12
    Supplementary Financial Data
Quarterly Financial Data (unaudited) for the two years ended
    December 31, 2003..................................................    F-52
    Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts........................    F-53

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

      (3) Exhibits - The following Exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

Exhibit No.                        Description
-----------                        -----------

*23         Consent of Kost, Forer, Gabbay & Kassierer, a member of Ernst &
            Young Global

*31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1       Certification of Principal Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2       Certification of Principal Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
*     Amended version filed herewith

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 29 , 2004.

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

             Signature                                       Title                                     Date
             ---------                                       -----                                     ----
        /s/ Robert S. Ehrlich              Chairman, President, Chief Executive Officer and     November 29, 2004
 --------------------------------------      Director (Principal Executive Officer)
          Robert S. Ehrlich

           /s/ Avihai Shen                 Vice President - Finance                             November 29, 2004
 -------------------------------------       (Principal Financial Officer)
             Avihai Shen

          /s/ Danny Waldner                Controller                                           November 29, 2004
 -------------------------------------       (Principal Accounting Officer)
            Danny Waldner

          /s/ Steven Esses                 Executive Vice President,                            November 29, 2004
 -------------------------------------       Chief Operating Officer
             Steven Esses                    and Director

         /s/ Jay M. Eastman                Director                                             November 29, 2004
 -------------------------------------
          Dr. Jay M. Eastman

         /s/ Lawrence M. Miller            Director                                             November 29, 2004
 ---------------------------------------
          Lawrence M. Miller

         /s/ Jack E. Rosenfeld             Director                                             November 29, 2004
 --------------------------------------
          Jack E. Rosenfeld

                                           Director                                             November __, 2004
 ---------------------------------------
           Bert W. Wasserman

                                           Director                                             November __, 2004
 ---------------------------------------
            Edward J. Borey

                 ELECTRIC FUEL CORPORATION AND ITS SUBSIDIARIES

                    AROTECH CORPORATION AND ITS SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2003

                                 IN U.S. DOLLARS

                                      INDEX

                                                                          Page
                                                                         -------

Report of Independent Registered Public Accounting Firm                        2
Consolidated Balance Sheets                                                3 - 4
Consolidated Statements of Operations                                          5
Statements of Changes in Shareholders' Equity                              6 - 8
Consolidated Statements of Cash Flows                                     9 - 11
Notes to Consolidated Financial Statements                               12 - 50

[LOGO]
ERNST & YOUNG

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                             To the Shareholders of

                               AROTECH CORPORATION

      We have audited the accompanying consolidated balance sheets of Arotech Corporation (formerly known as Electric Fuel Corporation) (the "Company") and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in Item 15(a)(2) of the Company's 10-K/A. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

      As discussed in Note 1.b., the Consolidated Financial Statements at December 31, 2003 and for the year then ended have been restated for the matters set forth therein.

Tel Aviv, Israel                                KOST, FORER, GABBAY & KASSIERER
November 22, 2004                               A Member of Ernst & Young Global

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
In U.S. dollars

                                                                                  December 31,
                                                                           -------------------------
                                                                              2003          2002
                                                                           -----------   -----------
         ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                             $13,685,125   $ 1,457,526
      Restricted collateral deposit and other restricted cash                  706,180       633,339
      Trade receivables (net of allowance for doubtful accounts in the amounts of $61,282 and $40,636 as of December 31, 2003 and 2002,
        respectively)                                                        4,706,423     3,776,195
     Other accounts receivable and prepaid expenses                          1,187,371     1,032,311
     Inventories                                                             1,914,748     1,711,479
     Assets of discontinued operations                                          66,068       349,774
                                                                           -----------   -----------

Total current assets                                                        22,265,915     8,960,624
                                                                           -----------   -----------

SEVERANCE PAY FUND                                                           1,023,342     1,025,071

PROPERTY AND EQUIPMENT, NET                                                  2,292,741     2,555,249

GOODWILL                                                                     5,064,555     4,954,981

OTHER Intangible Assets, NET                                                 2,375,195     2,567,457
                                                                           -----------   -----------

                                                                           $33,021,748   $20,063,382
                                                                           ===========   ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
In U.S. dollars

                                                                                          December 31,
                                                                                 -------------------------------
                                                                                      2003*             2002
                                                                                 -------------     -------------
         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short term bank loans                                                       $      40,849     $     108,659
     Trade payables                                                                  1,967,448         2,900,117
     Other accounts payable and accrued expenses                                     4,171,347         2,009,109
     Current portion of promissory note                                                150,000         1,200,000
     Liabilities of discontinued operations                                            380,108         1,053,798
                                                                                 -------------     -------------

Total current liabilities                                                            6,709,752         7,271,683

LONG TERM LIABILITIES
     Accrued severance pay                                                           2,814,492         2,994,233
     Convertible debenture                                                           1,450,194                --
     Deferred warranty revenue                                                         220,143                --
     Promissory note                                                                   150,000           516,793
                                                                                 -------------     -------------

Total long-term liabilities                                                          4,634,829         3,511,026

COMMITMENTS AND CONTINGENT LIABILITIES

MINORITY INTEREST                                                                       51,290           243,172

SHAREHOLDERS' EQUITY:
     Share capital -
     Common stock - $0.01 par value each;
         Authorized: 100,000,000 shares as of December 31, 2002 and 2001;
           Issued: 47,972,407 shares and 35,701,594 shares as of December 31,
           2003 and 2002, respectively; Outstanding - 47,417,074 shares and
           35,146,261 shares as of December 31, 2003 and 2002, respectively            479,726           357,017
     Preferred shares - $0.01 par value each;
         Authorized: 1,000,000 shares as of December 31, 2003 and 2002; No
           shares issued and outstanding as of December 31, 2003 and 2002                   --                --
     Additional paid-in capital                                                    135,702,413       114,082,584
     Accumulated deficit                                                          (109,911,240)     (100,673,619)
     Deferred stock compensation                                                        (8,464)          (12,000)
     Treasury stock, at cost (common stock - 555,333 shares as of December 31,
       2003 and 2002)                                                               (3,537,106)       (3,537,106)
     Notes receivable from shareholders                                             (1,203,881)       (1,177,589)
     Accumulated other comprehensive loss                                              104,429            (1,786)
                                                                                 -------------     -------------

Total shareholders' equity                                                          21,625,877         9,037,501
                                                                                 -------------     -------------

                                                                                 $  33,021,748     $  20,063,382
                                                                                 =============     =============

----------
* Restated (see Note 1.b.).

               The accompanying notes are an integral part of the
                       consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
In U.S. dollars

                                                                    Year ended December 31,
                                                          ---------------------------------------------
                                                              2003*            2002            2001
                                                          ------------     ------------    ------------
Revenues:
   Products                                               $ 16,918,480     $  5,944,370    $  1,670,634
   Services                                                    408,161          462,369         422,998
                                                          ------------     ------------    ------------

Total revenues                                              17,326,641        6,406,739       2,093,632

Cost of revenues                                            11,087,840        4,421,748       1,992,636
                                                          ------------     ------------    ------------

Gross profit                                                 6,238,801        1,984,991         100,996
                                                          ------------     ------------    ------------

Operating expenses:
   Research and development, net                             1,053,408          685,919         455,845
   Selling and marketing expenses                            3,532,636        1,309,669         105,977
   General and administrative expenses                       5,857,876        4,023,103       3,827,544
   Amortization of intangible assets                           864,910          623,543              --
   In-process research and development write-off                    --           26,000              --
                                                          ------------     ------------    ------------

Total operating costs and expenses                          11,308,830        6,668,234       4,389,366
                                                          ------------     ------------    ------------

Operating loss                                               5,070,029        4,683,243       4,288,370
Financial income (expenses), net                            (4,038,709)         100,451         262,581
                                                          ------------     ------------    ------------

Loss before minority interest in loss (earnings) of a
   subsidiary and tax expenses                              (9,108,738)      (4,582,792)     (4,025,789)
Tax expenses                                                  (396,193)              --              --
Minority interest in loss (earnings) of a subsidiary           156,900         (355,360)             --
                                                          ------------     ------------    ------------
Loss from continuing operations                             (9,348,031)      (4,938,152)     (4,025,789)

Income (loss) from discontinued operations (including
   loss on disposal of $4,446,684 during 2002)                 110,410      (13,566,206)    (13,260,999)
                                                          ------------     ------------    ------------
Net loss                                                  $ (9,237,621)    $(18,504,358)   $(17,286,788)

Deemed dividend to certain shareholders of common stock   $   (350,000)    $         --    $ (1,196,667)
                                                          ------------     ------------    ------------

Net loss attributable to shareholders of common stock     $ (9,587,621)    $(18,504,358)   $(18,483,455)
                                                          ============     ============    ============

Basic and diluted net loss per share from continuing
  operations                                              $      (0.24)    $      (0.15)   $      (0.21)
                                                          ============     ============    ============
Basic and diluted net loss per share from discontinued    $       0.00     $      (0.42)   $      (0.55)
  operations
                                                          ============     ============    ============
Basic and diluted net loss per share                      $      (0.25)    $      (0.57)   $      (0.76)
                                                          ============     ============    ============

Weighted average number of shares used in computing
  basic and diluted net loss per share                      38,890,174       32,381,502      24,200,184
                                                          ============     ============    ============

----------
*  Restated (see Note 1.b.).

               The accompanying notes are an integral part of the
                       consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
In U.S. dollars

                                           Common stock            Additional                       Deferred
                                  -----------------------------     paid-in        Accumulated       stock         Treasury
                                      Shares         Amount         capital          deficit      compensation      stock
                                  -------------   -------------   -------------   -------------   -------------   ------------
Balance as of January 1, 2001        21,422,691   $     214,227   $  89,091,790   $  64,882,473)  $     (17,240)  $    (37,731)

Repurchase of common shares
  from shareholders and
  repayment of the related
  interest and principal of
  notes from shareholders                    --              --         228,674              --              --     (3,499,375)
Issuance of shares to investors,
  net                                 6,740,359          67,405      14,325,941              --              --             --
Retirement of shares                     (3,000)            (30)        (17,970)             --              --             --
Issuance of shares to service
  providers                             346,121           3,461         536,916              --              --             --
Exercise of options                     219,965           2,200         512,089              --              --             --
Exercise of warrants                    333,333           3,333         836,667              --              --             --
Deferred stock compensation                  --              --          18,000              --         (18,000)            --
Amortization of deferred stock
  compensation                               --              --          (6,193)             --          17,240             --
Stock compensation related to
  options issued to
  consultants                                --              --         139,291              --              --             --
Stock compensation related to
  options to consultants
  repriced                                   --              --          21,704              --              --             --
Comprehensive loss:
Net loss                                     --              --              --     (17,286,788)             --             --
                                  -------------   -------------   -------------   -------------   -------------   ------------
Total comprehensive loss
Balance as of December 31, 2001
                                     29,059,469   $     290,596   $ 105,686,909   $ (82,169,261)  $     (18,000)  $ (3,537,106)
                                  =============   =============   =============   =============   =============   ============
                                     Total       Notes receivable    Total
                                  comprehensive        from       shareholders'
                                      loss         shareholders      equity
                                  -------------   -------------   -------------
Balance as of January 1, 2001                    $  (4,290,204)  $  20,078,369

Repurchase of common shares
  from shareholders and
  repayment of the related
  interest and principal of
  notes from shareholders                            3,470,431         199,730
Issuance of shares to investors,
  net                                                       --      14,393,346
Retirement of shares                                    18,000              --
Issuance of shares to service
  providers                                                 --         540,377
Exercise of options                                    (43,308)        470,981
Exercise of warrants                        --              --         840,000
Deferred stock compensation                                 --              --
Amortization of deferred stock
  compensation                                              --          11,047
Stock compensation related to
  options issued to
  consultants                                               --         139,291
Stock compensation related to
  options to consultants
  repriced                                                  --          21,704
Comprehensive loss:
Net loss                           (17,286,788)             --     (17,286,788)
                                  ------------   -------------   -------------
Total comprehensive loss          $(17,286,788)
Balance as of December 31, 2001
                                                 $    (845,081)  $  19,408,057
                                  ============   =============   =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
In U.S. dollars


                                         Common stock           Additional                     Deferred
                                   --------------------------    paid-in      Accumulated       stock       Treasury
                                      Shares       Amount        capital        deficit      compensation     stock
                                   ------------  ------------  ------------  --------------  ------------  -----------
Balance as of January 1, 2002        29,059,469  $    290,596  $105,686,909  $  (82,169,261)  $  (18,000)  $(3,537,106)
  Adjustment of notes from
    shareholders
  Repayment of notes from
    employees                                --            --            --                                         --
  Issuance of shares to investors     2,041,176        20,412     3,209,588
  Issuance of shares to service
    providers                           368,468         3,685       539,068
  Issuance of shares to lender
    in respect of prepaid
    interest expenses                   387,301         3,873       232,377              --           --            --
  Exercise of options by
    employees                           191,542         1,915       184,435
  Amortization of deferred stock
    compensation                                                                                   6,000
  Stock compensation related to
    options issued to employees          13,000           130        12,870
  Issuance of shares in respect
    of acquisition                    3,640,638        36,406     4,056,600
  Accrued interest on notes
    receivable                                                      160,737
  Other comprehensive loss
    Foreign currency translation
    adjustment
  Net loss                                                                      (18,504,358)
                                   ------------  ------------  ------------  --------------   ----------   -----------
  Total comprehensive loss


  Balance as of December 31, 2002    35,701,594  $    357,017  $114,082,584  $ (100,673,619)  $  (12,000)  $(3,537,106)
                                   ============  ============  ============  ==============   ==========   ===========
                                                    Notes      Accumulated
                                      Total       receivable      other         Total
                                   comprehensive     from     comprehensive  shareholders'
                                       loss      shareholders     loss          equity
                                   ------------- ------------ ------------- --------------
Balance as of January 1, 2002                     $  (845,081)         --   $ 19,408,057
  Adjustment of notes from
    shareholders                                     (178,579)                  (178,579)
  Repayment of notes from
    employees                                 --           --      43,308         43,308
  Issuance of shares to investors                                              3,230,000
  Issuance of shares to service
    providers                                                                    542,753
  Issuance of shares to lender
    in respect of prepaid
    interest expenses                                      --                    236,250
  Exercise of options by
    employees                                         (36,500)                   149,850
  Amortization of deferred stock
    compensation                                                                   6,000
  Stock compensation related to
    options issued to employees                                                   13,000
  Issuance of shares in respect
    of acquisition                                                             4,093,006
  Accrued interest on notes
    receivable                                       (160,737)                        --
  Other comprehensive loss
    Foreign currency translation
    adjustment                            (1,786)                  (1,786)        (1,786)
  Net loss                           (18,504,358)                            (18,504,358)
                                   -------------  -----------   ---------   ------------
  Total comprehensive loss         $ (18,506,144)
                                   ============

  Balance as of December 31, 2002                 $(1,177,589)  $  (1,786)  $  9,037,501
                                   =============  ===========   =========   ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
In U.S. dollars


                                         Common stock          Additional                     Deferred                   Total
                                   -------------------------    paid-in       Accumulated      stock       Treasury   comprehensive
                                     Shares        Amount       capital         deficit     compensation    stock         loss
                                    ----------  ------------  ------------   -------------  ------------ ------------ -------------
Balance as of January 1, 2003*      35,701,594  $    357,017  $114,082,584   $(100,673,619)   $ (12,000) $(3,537,106)  $(1,177,589)
  Compensation related to
    warrants issued to the
    holders of convertible
    debentures                                                   5,157,500
  Compensation related to
    beneficial conversion
    feature of convertible
    debentures                                                   5,695,543
  Issuance of shares on
    conversion of convertible
    debentures                       6,969,605        69,696     6,064,981
  Issuance of shares on exercise
    of warrants                      3,682,997        36,831     3,259,422
  Issuance of shares to
    consultants                        223,600         2,236       159,711
  Compensation related to
    warrants and options issued
    to consultants and investors                                   229,259
  Compensation related to
    non-recourse loan granted to
    shareholder                                                     38,500
  Deferred stock compensation                                        4,750                       (4,750)
  Amortization of deferred stock
    compensation                                                                                  8,286
  Exercise of options by
    employees                          689,640         6,896       426,668
  Exercise of options by
    consultants                         15,000           150         7,200
  Conversion of convertible
    promissory note                    563,971         5,640       438,720
  Increase in investment in
    subsidiary against common
    stock issuance                     126,000         1,260       120,960
  Accrued interest on notes
    receivable from shareholders                                    16,615                                             (16,615)
  Other comprehensive loss -
    foreign currency translation
    adjustment
  Net loss                                                                      (9,237,621)
                                    ----------  ------------  ------------   -------------    ---------  -----------   -----------


  Balance as of December 31, 2003   47,972,407  $    479,726  $135,702,413   $(109,911,240)   $  (8,464) $(3,537,106)  $(1,203,881)
                                    ==========  ============  ============   =============    =========  ===========   ===========
                                        Notes      Accumulated
                                     receivable      other            Total
                                        from      comprehensive    shareholders'
                                     shareholders     loss            equity
                                    ------------- -------------   ------------
Balance as of January 1, 2003*       $ (1,786)                    $  9,037,501
  Compensation related to
    warrants issued to the
    holders of convertible
    debentures                                                       5,157,500
  Compensation related to
    beneficial conversion
    feature of convertible
    debentures                                                       5,695,543
  Issuance of shares on
    conversion of convertible
    debentures                         (9,677)                       6,125,000
  Issuance of shares on exercise
    of warrants                                                      3,296,253
  Issuance of shares to
    consultants                                                        161,947
  Compensation related to
    warrants and options issued
    to consultants and investors                                       229,259
  Compensation related to
    non-recourse loan granted to
    shareholder                                                         38,500
  Deferred stock compensation                                               --
  Amortization of deferred stock
    compensation                                                         8,286
  Exercise of options by
    employees                                                          433,564
  Exercise of options by
    consultants                                                          7,350
  Conversion of convertible
    promissory note                                                    444,360
  Increase in investment in
    subsidiary against common
    stock issuance                                                     122,220
  Accrued interest on notes
    receivable from shareholders                                            --
  Other comprehensive loss -
    foreign currency translation
    adjustment                        106,215           106,215        106,215
  Net loss                                           (9,237,621)    (9,237,621)
                                     --------       -----------   ------------
                                                     (9,131,406)
                                                    ===========
  Balance as of December 31, 2003    $104,429                     $ 21,625,877
                                     ========                     ============

----------
* Restated (see Note 1.b.).

               The accompanying notes are an integral part of the
                       consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
In U.S. dollars

                                                                                          Year ended December 31,
                                                                                ------------------------------------------
                                                                                    2003*           2002           2001
                                                                                -----------     -----------    -----------
Cash flows from operating activities:
     Net loss                                                                    (9,237,621)    (18,504,358)   (17,286,788)
       Less loss (profit) for the period from discontinued
         operations                                                                (110,410)     13,566,206     13,260,999

     Adjustments required to reconcile net loss to net cash used in operating activities:
     Minority interest in earnings (loss) of subsidiary                            (156,900)        355,360             --
     Depreciation                                                                   730,159         473,739        530,013
     Amortization of intangible assets                                              864,910         623,543             --
     In-process research and development write-off                                       --          26,000             --
     Accrued severance pay, net                                                       3,693        (357,808)       530,777
     Amortization of deferred stock compensation                                      8,286           6,000         17,240
     Impairment and write-off of loans to shareholders                              (12,519)        542,317        206,005
     Compensation expenses related to repurchase of treasury
       stock                                                                             --         228,674
     Write-off of inventories                                                        96,350         116,008             --
     Impairment of fixed assets                                                      68,945              --             --
     Amortization of compensation related to beneficial
       conversion feature and warrants issued to holders of
       convertible debentures                                                     3,928,237              --             --
     Amortization of deferred expenses related to convertible
       debenture issuance                                                           483,713              --             --
     Amortization of prepaid financial expenses                                     236,250              --             --
     Amortization of capitalized research and development
       projects                                                                      14,401              --             --
     Stock-based compensation related to grant of new warrants                      199,500              --             --
     Stock-based compensation related to repricing of warrants
       granted to consultants                                                        29,759              --             --
     Stock-based compensation related to shares issued to
       consultants                                                                  161,947              --             --
     Stock-based compensation related to non-recourse note
       granted to stockholder                                                        38,500              --             --
     Compensation expenses related to shares issued to
       employees                                                                         --          13,000             --
     Accrued interest on notes receivable from shareholders                              --              --         36,940
     Interest accrued on promissory notes due to acquisition                        (66,793)         29,829             --
     Interest accrued on restricted collateral deposit                                   --          (3,213)            --
     Capital (gain) loss from sale of property and equipment                        (11,504)         (4,444)           815
     Decrease (increase) in trade receivables                                      (820,137)        389,516       (452,425)
     Decrease in other accounts receivable and prepaid expenses                      40,520         257,218        616,040
     Increase in inventories                                                       (193,222)       (520,408)      (128,897)
     Decrease in trade payables                                                    (986,022)        (62,536)      (301,075)
     Increase (decrease) in other accounts payable and accrued
       expenses                                                                   1,677,668        (423,664)       286,511
                                                                                -----------     -----------    -----------
     Net cash used in operating activities from continuing                       (3,012,290)     (3,477,695)    (2,455,171)
       operations (reconciled from continuing operations)

     Net cash used in operating activities from discontinued
        operations (reconciled from discontinued operations)                       (313,454)     (5,456,912)   (10,894,660)
                                                                                -----------     -----------    -----------

Net cash used in operating activities                                            (3,325,744)     (8,934,607)   (13,349,831)
                                                                                -----------     -----------    -----------

----------
* Restated. (see Note 1.b.)

               The accompanying notes are an integral part of the
                       consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
In U.S. dollars

                                                                                               Year ended December 31,
                                                                                   ---------------------------------------------
                                                                                       2003*            2002            2001
                                                                                   ------------     ------------    ------------
Cash flows from investing activities:
     Purchase of property and equipment                                                (580,949)        (275,540)       (513,746)
     Increase in capitalized research and development projects                         (209,616)              --              --
     Payment to suppliers for purchase of property and
       equipment from previous year                                                          --          (39,336)        (43,883)
     Loans granted to shareholders                                                      (13,737)          (4,529)             --
     Repayment of loans granted to shareholders                                           9,280               --              --
     Proceeds from sale of property and equipment                                        16,753            8,199          40,217
     Acquisition of IES (1)                                                                  --       (2,958,083)             --
     Acquisition of MDT (2)                                                                  --       (1,201,843)             --
     Repayment of promissory note related to acquisition of
       subsidiary                                                                      (750,000)              --              --
     Purchase of intangible assets and inventory                                       (196,331)              --              --
     Increase in restricted cash                                                        (72,840)        (595,341)             --
     Net cash used in discontinued operations (purchase of
       property and equipment)                                                               --         (290,650)       (761,555)
                                                                                   ------------     ------------    ------------
Net cash used in investing activities                                                (1,797,440)      (5,357,123)     (1,278,967)
                                                                                   ------------     ------------    ------------
Cash flows from financing activities:
     Proceeds from issuance of shares, net                                               (6,900)       3,230,000      14,393,346
     Proceeds from exercise of options to employees and
       consultants                                                                      440,914          113,350         470,981
     Proceeds from exercise of warrants                                               3,296,254               --         840,000
     Proceeds from the sale of convertible debentures, net                           13,708,662               --              --
     Payment of interest and principal on notes receivable from
       shareholders                                                                          --           43,308              --
     Profit distribution to minority                                                         --         (412,231)             --
     Increase (decrease) in short term bank credit                                      (74,158)         108,659              --
     Payment on capital lease obligation                                                 (4,427)          (5,584)             --
                                                                                   ------------     ------------    ------------
Net cash provided by financing activities                                            17,360,345        3,077,502      15,704,327
                                                                                   ------------     ------------    ------------
Increase (decrease) in cash and cash equivalents                                     12,237,161      (11,214,228)      1,075,529
Cash erosion due to exchange rate differences                                            (9,562)              --              --
Cash and cash equivalents at the beginning of the year                                1,457,526       12,671,754      11,596,225
                                                                                   ------------     ------------    ------------
Cash and cash equivalents at the end of the year                                   $ 13,685,125     $  1,457,526    $ 12,671,754
                                                                                   ============     ============    ============
Supplementary information on non-cash transactions:
Purchase of property and equipment against trade payables                          $         --     $         --    $     39,336
                                                                                   ============     ============    ============
Purchase of treasury stock in respect of notes receivable from
  shareholders                                                                     $         --     $         --    $  3,499,375
                                                                                   ============     ============    ============
Retirement of shares issued under notes receivables                                $         --     $         --    $     18,000
                                                                                   ============     ============    ============
Issuance of shares to consultants in respect of prepaid
   interest expenses                                                               $         --     $    236,250    $         --
                                                                                   ============     ============    ============
Exercise of options against notes receivable                                       $         --     $     36,500    $     43,308
                                                                                   ============     ============    ============
 Purchase of intangible assets against note receivable                             $    300,000     $         --    $         --
                                                                                   ============     ============    ============
 Increase of investment in subsidiary against issuance of
   shares of common stock                                                          $    123,480     $         --    $         --
                                                                                   ============     ============    ============
 Conversion of promissory note to shares of common stock                           $    450,000     $         --    $         --
                                                                                   ============     ============    ============
 Conversion of convertible debenture to shares of common stock                     $  6,125,000     $         --    $         --
                                                                                   ============     ============    ============
 Benefit due to convertible debentures and warrants                                $ 10,853,043     $         --    $         --
                                                                                   ============     ============    ============
Supplemental disclosure of cash flows activities: Cash paid during the year for:
         Interest                                                                  $     39,412     $     10,640    $     19,106
                                                                                   ============     ============    ============

----------
*  Restated (see Note 1.b.).

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

NOTE 1:- GENERAL

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

b. Restatement of previously-issued financial statements:

During management's review of the Company's interim financial statements for the period ended September 30, 2004 the Company, after discussion with and based on a new and revised review of accounting treatment by its independent auditors, conducted a comprehensive review of the re-pricing of warrants and grant of new warrants to certain of its investors and others during 2003 and 2004. As a result of that review, the Company, upon recommendation of management and with the approval of the Audit Committee of the Board of Directors after discussion with the Company's independent auditors, reconsidered the accounting related to these transactions and reclassified certain expenses as a deemed dividend, a non-cash item, instead of as general and administrative expenses due to the recognition of these transactions as capital transactions that should not be expensed. These restatements do not affect the balance sheet, the shareholders' equity or the cash flow statements. In addition and as a result of the remeasurement described above, the Company has reviewed assumptions used in the calculation of fair value of all warrants granted during the year 2003. As a result of this comprehensive review, the Company has decreased its general and administrative expenses in the amount of $150,000, related to errors found in the valuation of warrants granted in a litigation settlement.

In addition, during management's review of the Company's interim financial statements for the period ended September 30, 2004, the Company also reviewed its calculation of amortization of debt discount attributable to the beneficial conversion feature associated with the convertible debentures. As a result of this review, the Company found errors which increased its financial expenses in the amount of $568,000 for the year ended December 31, 2003. The errors were related to the amortization of debt discount attributable to the warrants and their related convertible debentures, whereby the Company understated the amount of amortization for the year ended December 31, 2003 attributable to certain of the convertible debentures. See Note 16.

Similar errors were also noted in the Company's interim financial statements in the three-month period ended June 30, 2003, the nine-month period ended September 30, 2003, and the three- and six-month periods ended March 31 and June 30, 2004.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 1:- GENERAL (Cont.)

The impacts of these restatements with respect to the year ended December 31, 2003 are summarized below:

Statement of Operations Data:

                                                For the Year ended December 31, 2003
                                               --------------------------------------
                                               Previously
                                                Reported    Adjustment    As Restated
                                               ----------   ----------    -----------
General and administrative expenses            $6,196,779   $ (338,903)   $5,857,876
Operating loss                                  5,408,932     (338,903)    5,070,029
Financial expenses, net                         3,470,459      568,250     4,038,709

Loss from continuing operations                 9,118,684      229,347     9,348,031
                                               ----------   ----------    ----------
Net loss                                        9,008,274      229,347     9,237,621
Deemed dividend to certain stockholders of
   common stock                                        --      350,000       350,000
                                               ----------   ----------    ----------
Net loss attributable to common stockholders   $9,008,274   $  579,347    $9,587,621
                                               ==========   ==========    ==========

Basic and diluted net loss per share from
  continuing operations                        $     0.23   $     0.01    $     0.24
                                               ==========   ==========    ==========
Basic and diluted net loss per share           $     0.23   $     0.02    $     0.25
                                               ==========   ==========    ==========

Balance sheet data:

                                                As of December 31, 2003
                                     -----------------------------------------------
                                     Previously
                                      Reported          Adjustment      As Restated
                                     -------------    -------------    -------------
Other accounts payable
 and accrued expenses                $   4,321,347    $    (150,000)   $   4,171,347

Total current liabilities                6,859,752         (150,000)       6,709,752
Convertible debenture                      881,944          568,250        1,450,194
Total long term liabilities              4,066,579          568,250        4,634,829

Additional paid in capital             135,891,316         (188,903)     135,702,413
Accumulated deficit                   (109,681,893)        (229,347)    (109,911,240)
Total shareholders' equity              22,044,127         (418,250)      21,625,877

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 1:- GENERAL (Cont.)

Cash flow data:

                                                        For the Year ended December 31, 2003
                                                     ------------------------------------------
                                                     Previously
                                                      Reported      Adjustment      As Restated
                                                     -----------    -----------     -----------
Net loss                                             $9,008,274     $  229,347      $9,237,621
Stock based compensation related to repricing of
  warrants granted to investors and the grant of
  new warrants                                          388,403       (188,903)        199,500
Increase in other accounts payable and accrued
  expenses                                            1,827,668       (150,000)      1,677,668

Amortization of compensation related to
  beneficial conversion feature and warrants
  issued to holders of convertible debentures         3,359,987        568,250       3,928,237

c. Acquisition of IES:

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 1:- GENERAL (Cont.)

Based upon a valuation of tangible and intangible assets acquired, Arotech has allocated the total cost of the acquisition to IES's assets as follows:

Tangible assets acquired                                            $ 2,856,951

Intangible assets
     Technology (four year useful life)                               1,515,000
     Existing contracts (one year useful life)                           46,000
     Covenants not to compete (five year useful
       life)                                                             99,000
     In process research and development                                 26,000
     Customer list (seven year useful life)                             527,000
     Trademarks (indefinite useful life)                                439,000
     Goodwill                                                         4,032,726
Liabilities assumed                                                  (1,186,784)
                                                                    -----------
Total consideration                                                 $ 8,354,893
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

NOTE 1:- GENERAL (Cont.)

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

NOTE 1:- GENERAL (Cont.)

                                                                U.S. Dollars
                                                                ------------
      Cash consideration                                          $183,688
      Present value of promissory notes                            289,333
      Transaction expenses                                          12,643
                                                                  --------
      Total consideration                                         $485,664
                                                                  ========

Based upon a valuation of tangible and intangible assets acquired, the Company has allocated the total cost of the acquisition of Bristlecone's assets as follows:

                                                                U.S. Dollars
                                                                ------------
      Tangible assets acquired                                    $ 33,668
      Intangible assets
               Technology and patents                              436,746
               Customer list                                        15,250
                                                                  --------
      Total consideration                                         $485,664
                                                                  ========

The Company believes that the acquisition of Bristlecone is not material to its business.

d. Acquisition of MDT:

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

Based upon a valuation of tangible and intangible assets acquired, Arotech has allocated the total cost of the acquisition to MDT's assets as follows:

      Tangible assets acquired                                $ 1,337,048
      Intangible assets
         Technology (five year weighted                           280,000
          average useful life)
         Customer base (five year weighted                        285,000
          average useful life)
         Goodwill                                                 886,255
      Liabilities assumed                                      (1,020,426)
                                                              -----------
      Total consideration                                     $ 1,767,877
                                                              ===========

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 1:- GENERAL (Cont.)

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

e. Pro forma results:

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

NOTE 1:- GENERAL (Cont.)

                                                              Year ended December 31,
                                                           ----------------------------
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

f. Discontinued operations:

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

NOTE 1:- GENERAL (Cont.)

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

Summary operating results from the discontinued operation for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                           Year Ended December 31,
                               -----------------------------------------------
                                   2003             2002              2001
                               ------------     ------------      ------------

Revenues                       $    117,267     $  1,100,442      $  1,939,256
Cost of sales (1)                        --       (5,293,120)       (5,060,966)
                               ------------     ------------      ------------

Gross profit (loss)                 117,267       (4,192,678)       (3,121,710)
Operating expenses, net               6,857        4,926,844        10,139,289
Impairment of fixed assets               --        4,446,684                --
                               ------------     ------------      ------------
Operating profit (loss)        $    110,410     $(13,566,206)     $(13,260,999)
                               ============     ============      ============

----------
(1) Including write-off of inventory in the amount of $0, $2,611,000 and $441,000 for the years ended December 31, 2003, 2002 and 2001.

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

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

      The following table illustrates the effect on net income and earnings per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation:

                                                                      Year ended December 31,
                                                         -------------------------------------------------
                                                             2003*              2002              2001
                                                         ------------       ------------      ------------
Net loss as reported                                     $ (9,237,621)      $(18,504,358)     $(18,483,455)
Add: Stock-based compensation expenses included in
   reported net loss                                            8,286              6,000            17,240
Deduct:  Stock-based compensation expenses
   determined under fair value method for all awards       (1,237,558)        (2,072,903)       (2,906,386)
                                                         ------------       ------------      ------------
                                                         $(10,466,893)      $(20,571,261)     $ 21,372,601
                                                         ============       ============      ============
Loss per share:
   Basic and diluted, as reported                        $      (0.25)      $      (0.57)     $      (0.76)
                                                         ============       ============      ============
   Diluted, pro forma                                    $      (0.27)      $      (0.64)     $      (0.88)
                                                         ============       ============      ============

----------
*  Restated (see Note 1.b.).

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

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

                                          December 31, 2003
                                          -----------------
        IES Deposit                         $    450,000
        Forward Deal                             205,489
        Property Lease                            41,412
        Other                                      9,279
                                            ------------
                                            $    706,180
                                            ============

NOTE 4:- OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

                                                     December 31,
                                              -------------------------
                                                 2003           2002
                                              ----------     ----------

      Government authorities                  $   65,402     $  348,660
      Employees                                  246,004         23,959
      Prepaid expenses                           551,010        591,008
      Other                                      324,955         68,684
                                              ----------     ----------
                                              $1,187,371     $1,032,311
                                              ==========     ==========

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
                                  =================    =================


NOTE 6:- PROPERTY AND EQUIPMENT, NET

a. Composition of property and equipment is as follows:

                                                          December 31,
                                                    -------------------------
                                                        2003           2002
                                                    ----------     ----------
Cost:
         Computers and related equipment            $1,015,836     $  815,759
         Motor vehicles                                288,852        335,286
         Office furniture and equipment                402,726        519,092
         Machinery, equipment and                    4,866,904      4,715,182
           installations
         Leasehold improvements                        882,047        442,482
         Demo inventory                                150,996        154,689
                                                    ----------     ----------

                                                     7,607,361      6,982,490
                                                    ----------     ----------
Accumulated depreciation:
         Computers and related equipment               753,593        669,258
         Motor vehicles                                 95,434         39,281
         Office furniture and equipment                173,301        255,829
         Machinery, equipment and installations      3,637,111      3,106,389
         Leasehold improvements                        655,181        356,484
                                                    ----------     ----------

                                                     5,314,620      4,427,241
                                                    ----------     ----------

Depreciated cost                                    $2,292,741     $2,555,249
                                                    ==========     ==========

b. Depreciation expense amounted to $730,159, $473,739 and $530,013, for the years ended December 31, 2003, 2002 and 2001, respectively.

As for liens, see Note 10.d.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 7:- OTHER INTANGIBLE ASSETS, NET

a.

                                              Year ended December 31,
                                           ----------------------------
                                              2003             2002
                                           -----------      -----------
Cost:
  Technology                               $ 2,231,746      $ 1,795,000
  Capitalized research and
    development                                209,615               --
  Existing contracts                            46,000           46,000
  Covenants not to compete                      99,000           99,000
  Customer list                                827,250          812,000
                                           -----------      -----------

                                             3,413,611        2,752,000
Exchange differences                            25,438               --
Less - accumulated amortization             (1,502,854)         623,543
                                           -----------      -----------
                                           -----------      -----------

Amortized cost                               1,936,195        2,128,457
Trademarks                                     439,000          439,000
                                           -----------      -----------
                                           -----------      -----------

                                           $ 2,375,195      $ 2,567,457
                                           ===========      ===========

b. Amortization expenses amounted to $879,311 for the year ended December 31, 2003.

c.    Estimated amortization expenses for the years ended:

       Year ended December 31,
------------------------------------

2004                      $   552,443
2005                          541,466
2006                          366,421
2007                          244,734
2008 and forward              231,131
                          -----------

                          $ 1,936,195
                          ===========

NOTE 8:- PROMISSORY NOTES

In connection with the acquisition discussed in Note 1b, the Company issued promissory notes in the face amount of an aggregate of $1,800,000, one of which was a note for $400,000 that was convertible into an aggregate of 200,000 shares of the Company's common stock. The Company has accounted for these notes in accordance with Accounting Principles Board Opinion No. 21, "Interest on Receivables and Payables," and recorded the notes at its present value in the amount of $1,686,964. In December 2002, the terms of these promissory notes were amended to (i) extinguish the $1,000,000 note due at the end of June 2003 in exchange for prepayment of $750,000, (ii) amend the $400,000 note due at the end of December 2003 to be a $450,000 note, and (iii) amend the convertible $400,000 note due at the end of June 2004 to be a $450,000 note convertible at $0.75 as to $150,000, at $0.80 as to $150,000, and at $0.85 as to $150,000. In accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," the terms of the promissory notes are not treated as changed or modified when the cash flow effect on a present value basis is less than 10% and therefore the Company did not record any compensation related to these changes. The $450,000 note due at the end of June 2004 was converted into an aggregate of 563,971 shares of common stock in August 2003. With reference to the $450,000 note due at the end of December 2003, see Note 17.h.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 9:- OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                   December 31,
                                           --------------------------
                                              2003*           2002
                                           ----------      ----------
      Employees and payroll accruals       $1,232,608      $  615,292
      Accrued vacation pay                    216,768         137,179
      Accrued expenses                        842,760         342,793
      Minority balance                        149,441         289,451
      Government authorities                  357,095         497,428
      Deferred warranty revenues               40,936          95,831
      Litigation settlement accrual(1)      1,163,642              --
      Other                                   168,097          31,135
                                           ----------      ----------

                                           $4,171,347      $2,009,109
                                           ==========      ==========

----------
*   Restated (see Note 1.b.).
(1) See Note 17.h.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 10:- COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

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

NOTE 10:- COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

b. Lease commitments:

The Company and its subsidiaries rent their facilities under various operating lease agreements, which expire on various dates, the latest of which is in 2005. The minimum rental payments under non-cancelable operating leases are as follows:

                       Year ended December 31,
                  --------------------------------

                  2004              $      393,512
                  2005                     197,266
                                    --------------
                                    $      590,778
                                    ==============

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

NOTE 11:- SHAREHOLDERS' EQUITY

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

NOTE 11:- SHAREHOLDERS' EQUITY (Cont.)

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

e. Issuance of notes receivable:

      1. As part of its purchase of the assets of IES Interactive Training, Inc. (see Note 1.c.), the Company issued a $450,000 convertible promissory note (see Note 8). This note was converted into an aggregate of 563,971 shares of common stock in August 2003.

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

NOTE 11:- SHAREHOLDERS' EQUITY (Cont.)

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

In June and July 2003, the Company adjusted the purchase price of 1,357,577 of the May 2001 Warrants to $0.82 per share in exchange for immediate exercise of these warrants, and issued to the holders of these exercised warrants new warrants to purchase a total of 905,052 shares of common stock at a purchase price of $1.45 per share (the "June 2003 Warrants"). The June 2003 Warrants were originally exercisable at any time from and after December 31, 2003 to June 30, 2008; however, in September 2003, the exercise period of 638,385 of these June 2003 Warrants was adjusted to make them exercisable at any time from and after December 31, 2004 to June 30, 2009. As a result the company recorded during 2003 a deemed dividend in the amount of $267,026. See also Note 1.b.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 11:- SHAREHOLDERS' EQUITY (Cont.)

In addition, with respect to an additional 387,879 May 2001 Warrants, in December 2003 the Company adjusted the purchase price to $1.60 per share in exchange for immediate exercise of these warrants, and issued to the holders of these exercised warrants new warrants to purchase a total of 193,940 shares of common stock at a purchase price of $2.25 per share .As a result the company recorded during 2003 a deemed dividend in the amount of $82,974. See also Note 1.b.

Additionally, in October 2003 the Company granted to three of these investors additional new warrants to purchase a total of 150,000 shares of common stock at a purchase price of $1.20 per share. As a result the company recorded during 2003 an expense of $199,500 and included this amount in general and administrative expenses.

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 11:- SHAREHOLDERS' EQUITY (Cont.)

                                              2003                  2002                2001
                                     --------------------   -------------------- ---------------------
                                                 Weighted               Weighted              Weighted
                                                  average               average               average
                                                 exercise               exercise              exercise
                                       Amount     price      Amount      price      Amount     price
                                                 --------              ---------              --------
                                                     $                    $                      $
                                     ----------    -----   ----------    -----   ----------    -----
Options outstanding at beginning      5,260,366    $2.26    4,240,228    $2.74    2,624,225    $3.82
  of year
Changes during year:
Granted (1) (2)                       5,264,260    $0.71    1,634,567    $0.87    2,172,314    $1.55
Exercised (3)                           689,640    $0.64     (191,542)   $1.29     (159,965)   $1.31
Forfeited or cancelled                 (816,675)   $3.51     (422,887)   $1.92     (396,346)   $4.11
                                     ----------    -----   ----------    -----   ----------    -----

Options outstanding at end of year    9,018,311    $1.37    5,260,366    $2.26    4,240,228    $2.74
                                     ==========    =====   ==========    =====   ==========    =====

Options exercisable at end of year    5,826,539    $1.70    4,675,443    $2.26    2,643,987    $2.75
                                     ==========    =====   ==========    =====   ==========    =====

      (1) Includes 2,035,000, 481,435 and 1,189,749 options granted to related parties in 2003, 2002 and 2001, respectively.

      (2) The Company recorded deferred stock compensation for options issued with an exercise price below the fair value of the common stock in the amount of $4,750, $0 and $18,000 as of December 31, 2003, 2002 and 2001,
      respectively. Deferred stock compensation is amortized and recorded as compensation expenses ratably over the vesting period of the option. The stock compensation expense that has been charged in the consolidated statements of operations in respect of options to employees and directors in 2003, 2002 and 2001, was $8,286, $6,000 and $17,240, respectively.

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

d. The options outstanding as of December 31, 2003 have been separated into ranges of exercise price, as follows:

                          Total options outstanding                Exercisable options outstanding
              --------------------------------------------------- ----------------------------------
                                  Weighted
                 Amount            average                           Amount
 Range of     outstanding at      remaining         Weighted      exercisable at       Weighted
 exercise      December 31,      contractual         average       December 31,         average
  prices           2003             life         exercise price        2003         exercise price
---------     --------------     -----------     --------------   --------------    --------------
     $                              Years               $                                  $
---------                        -----------     --------------                     --------------
0.01-2.00         7,773,767           7.48              0.90          4,584,740            0.98
2.01-4.00           314,544           3.56              3.07            314,544            3.07
4.01-6.00           885,000           6.28              4.60            882,255            4.60
6.01-8.00            35,000           2.05              7.73             35,000            7.73
8.01                 10,000           3.75              9.06             10,000            9.06
                  ---------           ----              ----          ---------            ----
                  9,018,311           7.20              1.37          5,826,539            1.70
                  =========           ====              ====          =========            ====

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 11:- SHAREHOLDERS' EQUITY (Cont.)

Weighted-average fair values and exercise prices of options on dates of grant are as follows:

                           Equals market price        Exceeds market price       Less than market price
                         ------------------------   ------------------------   ------------------------
                          Year ended December 31,    Year ended December 31,    Year ended December 31,
                         ------------------------   ------------------------   ------------------------
                          2003     2002     2001     2003     2002     2001     2003     2002     2001
                         ------   ------   ------   ------   ------   ------   ------   ------   ------
 Weighted average        $0.950   $1.265   $1.579   $   --   $   --   $1.466   $   --   $0.755   $1.300
   exercise prices
 Weighted average fair
   value on grant date   $0.730   $0.560   $0.500   $   --   $   --   $0.560   $   --   $0.250   $0.790

2. Options issued to consultants:

a. The Company's outstanding options to consultants as of December 31, 2003, are as follows:

                                      2003                         2002                         2001
                            ------------------------     -----------------------    ------------------------
                                           Weighted                    Weighted                     Weighted
                                           average                     average                      average
                                           exercise                    exercise                     exercise
                             Amount         price         Amount         price        Amount         price
                            --------       --------      --------      --------      --------       --------
                                              $                            $                            $
                                           --------                    --------                     --------
Options outstanding at       245,786       $   5.55       245,786      $   5.55       175,786       $   6.57
  beginning of year
Changes during year:
  Granted (1)                 83,115       $   0.99            --            --       130,000       $   6.02
  Exercised                  (15,000)      $   0.49            --            --       (60,000)      $   5.13

Repriced (2):
  Old exercise price              --             --            --            --       (56,821)      $   9.44
  New exercise price              --             --            --            --        56,821       $   4.78
                            --------                     --------                    --------

Options outstanding at
  end of year                313,901       $   4.59       245,786      $   5.55       245,786       $   5.55
                            ========       ========      ========      ========      ========       ========

Options exercisable at
  end of year                193,901       $   3.46       125,786      $   6.42       125,786       $   6.42
                            ========       ========      ========      ========      ========       ========

----------
(1) 120,000 options out of 130,000 options granted in 2001 to the Company's selling and marketing consultants are subject to the achievement of the targets specified in the agreements with these consultants. The measurement date for these options has not yet occurred, as these targets have not been met, in accordance with EITF 96-18. When the targets is achieved the Company will record appropriate compensation upon the fair value at the same date at which the targets is achieved

(2) During the year 2001 the Company repriced 56,821 options to its service providers. The fair value of repriced warrants was calculated as a difference measured between (1) the fair value of the modified warrants determined in accordance with the provisions of SFAS 123, and (2) the value of the old warrant immediately before its terms were modified, determined based on the shorter of
(a) its remaining expected life or (b) the expected life of the modified option. As a result of the repricing, the Company has recorded an additional compensation at the amount of $21,704, and included this amount in marketing expenses.

b. The Company accounted for its options to consultants under the fair value method of SFAS No. 123 and EITF 96-18. The fair value for these options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                     2003              2002             2001
                                     ----              ----             ----
Dividend yield                          0%               --               0%
Expected volatility                    78%               --              82%
Risk-free interest                    2.3%               --         3.5-4.5%
Contractual life of up to         10 years               --         10 years

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 11:- SHAREHOLDERS' EQUITY (Cont.)

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

NOTE 12:- INCOME TAXES

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

NOTE 12:- INCOME TAXES (Cont.)

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

NOTE 12:- INCOME TAXES (Cont.)

c. Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets resulting from tax loss carryforward are as follows:

                                                                December 31,
                                                       -------------------------------
                                                           2003               2002
                                                       ------------       ------------
Operating loss carryforward                            $ 33,958,434       $ 29,257,118
Reserve and allowance                                       843,453            303,204
                                                       ------------       ------------

Net deferred tax asset before valuation allowance        34,801,887         29,560,322
Valuation allowance                                     (34,801,887)       (29,560,322)
                                                       ------------       ------------

                                                       $         --       $         --
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

d. Loss from continuing operations before taxes on income and minority interest in loss (earnings) of a subsidiary:

                                            Year ended December 31
                           ----------------------------------------------------
                               2003                2002                2001
                           ------------        ------------        ------------

Domestic                   $ (7,411,121)       $ (5,250,633)       $ (5,828,828)
Foreign                      (1,697,617)        (13,254,195)        (11,457,960)
                           ------------        ------------        ------------

                           $ (9,108,738)       $(18,504,358)       $(17,286,788)
                           ============        ============        ============
----------
*   Restated (see Note 1.b.).

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 12:- INCOME TAXES (Cont.)

e. Taxes on income were comprised of the following:

                                                Year ended December 31
                                  ----------------------------------------------
                                    2003           2002               2001
                                  --------    ---------------    ---------------

Current taxes                     $ 44,102    $            --    $            --
Taxes in respect of prior
  years                            352,091                 --                 --
                                  --------    ---------------    ---------------
                                  $396,193    $            --    $            --
                                  ========    ===============    ===============

Domestic                          $ 33,020    $            --    $            --
Foreign                            363,173                 --                 --
                                  --------    ---------------    ---------------

                                  $396,193    $            --    $            --
                                  ========    ===============    ===============

f. A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the Statement of Operations, is as follows:

                                                               Year ended December 31,
                                                      -------------------------------------------
                                                         2003            2002            2001
                                                      -----------     -----------     -----------
Loss from continuing operations before taxes, as      $(9,108,738)    $(4,582,792)    $(4,025,789)
  reported in the consolidated statements of income
                                                      ===========     ===========     ===========

Statutory tax rate                                             35%             35%             35%
                                                      ===========     ===========     ===========
Theoretical tax income on the above amount at the     $(3,188,058)    $(1,603,977)    $(1,409,026)
  U.S. statutory tax rate
Deferred taxes on losses for which valuation
  allowance was not provided                            1,178,215       1,603,977       1,409,026
Non-deductible expenses                                 2,020,290              --              --
State taxes                                                33,020              --              --
Other                                                         635              --              --
Taxes in respect of prior years due to change in
  estimates                                               352,091              --              --
                                                      -----------     -----------     -----------

Actual tax expense                                    $   396,193     $        --     $        --
                                                      ===========     ===========     ===========

----------
* Restated (see Note 1.b.).

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 13:- SELECTED STATEMENTS OF OPERATIONS DATA

Financial income (expenses), net:

                                                              Year ended December 31,
                                                     -----------------------------------------
                                                        2003           2002           2001
                                                     -----------    -----------    -----------
Financial expenses:
Interest, bank charges and fees                      $  (355,111)   $   (89,271)   $   (49,246)
Amortization of compensation related to beneficial
convertible feature of convertible debenture and
warrants issued to the holders of convertible
debenture                                             (3,928,237)            --             --
Foreign currency translation differences                 115,538         15,202        (16,003)
                                                     -----------    -----------    -----------

                                                      (4,167,810)       (74,069)       (65,249)
                                                     -----------    -----------    -----------
Financial income:
   Interest                                              129,101        174,520        327,830
                                                     -----------    -----------    -----------

Total                                                $(4,038,709)   $   100,451    $   262,581
                                                     ===========    ===========    ===========

----------
*  Restated (see Note 1.b.).

NOTE 14:- RELATED PARTY DISCLOSURES

                                                           Year ended December 31,
                                                         ---------------------------
                                                         2003     2002        2001
                                                         ----   --------    --------
Transactions:

Reimbursement of general and administrative expenses       --   $ 36,000    $ 23,850
                                                         ====   ========    ========
                                                                            --------
Financial income (expenses), net from notes receivable
  and loan holders                                         --   $ (7,309)   $(36,940)
                                                         ====   ========    ========

NOTE 15:- SEGMENT INFORMATION

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

NOTE 15:- SEGMENT INFORMATION (Cont.)

b. The following is information about reported segment gains, losses and assets:

                                                                 Defense and
                                                                  Security
                                            Batteries             Products           All Other              Total
                                          -------------        -------------       -------------        -------------
2003*
Revenues from outside customers           $   5,868,899        $  11,457,742       $          --        $  17,326,641
Depreciation expense and amortization          (527,775)            (927,665)           (139,629)          (1,595,069)
Direct expenses (1)                          (5,945,948)         (10,892,933)         (4,200,772)         (21,039,653)
                                          -------------        -------------       -------------        -------------
Segment gross loss                             (604,824)            (362,856)         (4,340,401)          (5,308,081)
                                         ==============        =============       =============
Financial   income  (in   deduction  of              --                   --                  --           (4,039,950)
  minority rights)
                                                                                                        -------------
Net loss from continuing operation                                                                         (9,348,031)
                                                                                                        =============

Segment assets (2)                            2,128,062            1,628,562             450,864            4,207,488
                                         ==============        =============       =============        =============
Expenditures for segment assets                 247,989              208,497             124,463              580,949
                                         ==============        =============       =============        =============

2002
Revenues from outside customers           $   1,682,296        $   4,724,443       $          --        $   6,406,739
Depreciation expense and amortization          (252,514)            (676,753)           (194,014)          (1,123,281)
Direct expenses (1)                          (3,062,548)          (4,353,770)         (2,905,743)         (10,322,061)
                                          -------------        -------------       -------------        -------------
Segment gross loss                       $   (1,632,766)        $   (306,080)       $ (3,099,757)          (5,038,603)
                                         ==============        =============       =============        =============
Financial income                                                                                              100,451
                                                                                                        -------------
Net loss from continuing operation                                                                      $   4,938,152
                                                                                                       =============

Segment assets (2)                       $    2,007,291        $   1,683,825       $     575,612        $   4,266,728
                                         ==============        =============       =============        =============
Expenditures for segment assets          $      246,664        $      58,954       $      70,486        $     376,104
                                         ==============        =============       =============        =============

2001
Revenues from outside customers          $    2,093,632        $          --       $          --           $2,093,632
Depreciation expense                           (304,438)                  --            (225,577)            (530,015)
Direct expenses (1)                          (2,295,501)                  --          (3,556,486)          (5,851,987)
                                          -------------        -------------       -------------        -------------
Segment gross loss                       $     (506,307)        $         --        $ (3,782,063)          (4,288,370)
                                         ==============        =============       =============        =============
Financial income net                                                                                          262,581
                                                                                                        -------------
Net loss from continuing operations                                                                     $  (4,025,789)
                                                                                                        =============

Segment assets (2)                       $    2,044,257        $   1,175,521       $     702,915        $   2,744,172
                                         ==============        =============       =============        =============
Expenditures for segment assets          $      229,099        $     229,099       $     323,985        $     553,084
                                         ==============        =============       =============        =============

----------
*  Restated (see Note 1.b.).

(1)   Including sales and marketing, general and administrative expenses.

(2)   Including property and equipment and inventory.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 15:- SEGMENT INFORMATION (Cont.)

c. Summary information about geographic areas:

The following presents total revenues according to end customers location for the years ended December 31, 2003, 2002 and 2001, and long-lived assets as of December 31, 2003, 2002 and 2001:

                               2003                            2002                            2001
                   ---------------------------    -----------------------------   -----------------------------
                       Total        Long-lived         Total        Long-lived         Total        Long-lived
                     revenues         assets         revenues         assets         revenues         assets
                     --------         ------         --------         ------         --------         ------
                                                           U.S. dollars
                   --------------------------------------------------------------------------------------------
U.S.A.              $10,099,652     $  6,778,050    $  2,787,250    $  6,710,367    $  1,057,939   $     60,531
Germany              2,836,725              -             38,160               -         526,766              -
England                 29,095              -             47,696               -          36,648              -
Thailand                95,434              -            291,200               -               -              -
Israel               3,576,139      2,954,441          2,799,365       3,367,320          13,773      2,160,275
Other                  689,596              -            443,068               -         458,506              -
                    -----------     ------------    ------------    ------------    ------------   ------------
                    $17,326,641     $  9,732,491    $  6,406,739    $ 10,077,687    $  2,093,632   $  2,220,806
                    ===========     ============    ============    ============    ============   ============

d. Revenues from major customers:

                                                            Year ended December 31,
                                              ----------------------------------------------------
                                                  2003               2002               2001
                                                                       %
                                              ----------------------------------------------------
     Electric Fuel Batteries:
              Customer A                             --                 --                 22%
              Customer B                              2%                 7%                20%
              Customer C                              1%                 2%                13%
              Customer D                             27%                 8%                12%
     Defense and Security Products:
              Customer A                             17%                43%                --
              Customer B                             16%                --                 --

e. Revenues from major products:

                                                            Year ended December 31,
                                              ----------------------------------------------------
                                                  2003               2002               2001
                                              --------------     --------------     --------------
     EV                                        $   408,161        $   460,562        $   894,045
     WAB                                           703,084            647,896            951,598
     Military batteries                          4,757,116            573,839            247,989
     Car armoring                                3,435,715          2,744,382                  -
     Interactive use-of-force training           7,961,302          1,980,060                  -
     Other                                          61,263                  -                  -
                                               -----------         ----------         ----------
     Total                                     $17,326,641         $6,406,749         $2,093,632
                                               ===========         ==========         ==========

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 16:- CONVERTIBLE DEBENTURES

a. 9% Secured Convertible Debentures due June 30, 2005

Pursuant to the terms of a Securities Purchase Agreement dated December 31, 2002, the Company issued and sold to a group of institutional investors an aggregate principal amount of 9% secured convertible debentures in the amount of $3.5 million due June 30, 2005. These debentures are convertible at any time prior to June 30, 2005 at a conversion price of $0.75 per share, or a maximum aggregate of 4,666,667 shares of common stock. The conversion price of these debentures was adjusted to $0.64 per share in April 2003. In accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," the terms of convertible debentures are not treated as changed or modified when the cash flow effect on a present value basis is less than 10%, and therefore the Company did not record any compensation related to the change in the conversion price of the convertible debentures.

As part of the securities purchase agreement on December 31, 2002, the Company issued to the purchasers of its 9% secured convertible debentures due June 30, 2005, warrants, as follows: (i) Series A Warrants to purchase an aggregate of 1,166,700 shares of common stock at any time prior to December 31, 2007 at a price of $0.84 per share; (ii) Series B Warrants to purchase an aggregate of 1,166,700 shares of common stock at any time prior to December 31, 2007 at a price of $0.89 per share; and (iii) Series C Warrants to purchase an aggregate of 1,166,700 shares of common stock at any time prior to December 31, 2007 at a price of $0.93 per share. The exercise price of these warrants was adjusted to $0.64 per share in April 2003.

This transaction was accounted according to APB No. 14 "Accounting for Convertible debt and Debt Issued with Stock Purchase Warrants" ("APB No. 14") and Emerging Issue Task Force No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"). The fair value of these warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 3.5%, a volatility factor 64%, dividend yields of 0% and a contractual life of five years.

During 2003, an aggregate of $2,350,000 in 9% secured convertible debentures was converted into an aggregate of 3,671,875 shares of common stock and an aggregate of 1,500,042 shares were issued pursuant to exercises of the warrants.

In connection with these convertible debentures, the Company recorded a deferred debt discount of $1,890,000 with respect to the beneficial conversion feature and the discount arising from fair value allocation to warrants according to APB No. 14, which is being amortized from the date of issuance to the stated redemption date - June 30, 2005 - or to the actual conversion date, as earlier, as financial expenses.

During 2003 the Company recorded an expense of $1,517,400, of which $548,100 was attributable to amortization of the beneficial conversion feature of the convertible debenture over its term and $969,300 was attributable to amortization due to conversion of the convertible debenture into shares.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 16:- CONVERTIBLE DEBENTURES (Cont.)

b. 8% Secured Convertible Debentures due September 30, 2006

Pursuant to the terms of a Securities Purchase Agreement dated September 30, 2003, the Company issued and sold to a group of institutional investors an aggregate principal amount of 8% secured convertible debentures in the amount of $5.0 million due September 30, 2006. These debentures are convertible at any time prior to September 30, 2006 at a conversion price of $1.15 per share, or a maximum aggregate of 4,347,826 shares of common stock.

As part of the securities purchase agreement on September 30, 2003, the Company issued to the purchasers of its 8% secured convertible debentures due September 30, 2006, warrants to purchase an aggregate of 1,250,000 shares of common stock at any time prior to September 30, 2006 at a price of $1.4375 per share.

This transaction was accounted according to APB No. 14 "Accounting for Convertible debt and Debt Issued with Stock Purchase Warrants" ("APB No. 14") and Emerging Issue Task Force No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"). The fair value of these warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 1.95%, a volatility factor 98%, dividend yields of 0% and a contractual life of three years.

In connection with these convertible debentures, the Company recorded a deferred debt discount of $2,963,043 with respect to the beneficial conversion feature and the discount arising from fair value allocation to warrants according to APB No. 14, which is being amortized from the date of issuance to the stated redemption date - September 30, 2006 - or to the actual conversion date, as earlier, as financial expenses.

During 2003, an aggregate of $3,775,000 in 8% secured convertible debentures was converted into an aggregate of 3,282,608 shares of common stock and an aggregate of 437,500 shares were issued pursuant to exercises of the warrants.

During 2003 the Company recorded an expense of $2,298,034, of which $205,858 was attributable to amortization of the beneficial conversion feature of the convertible debenture over its term and $2,092,176 was attributable to amortization due to conversion of the convertible debenture into shares.

c. 8% Secured Convertible Debentures due December 31, 2006

Pursuant to the terms of a Securities Purchase Agreement dated September 30, 2003, the Company issued and sold to a group of institutional investors an aggregate principal amount of 8% secured convertible debentures in the amount of $6.0 million due December 31, 2006. These debentures are convertible at any time prior to December 31, 2006 at a conversion price of $1.45 per share, or a maximum aggregate of 4,137,931 shares of common stock.

As a further part of the securities purchase agreement on September 30, 2003, the Company issued to the purchasers of its 8% secured convertible debentures due December 31, 2006, warrants to purchase an aggregate of 1,500,000 shares of common stock at any time prior to December 31, 2006 at a price of $1.8125 per share. Additionally, the Company issued to the investors supplemental warrants to purchase an aggregate of 1,038,000 shares of common stock at any time prior to December 31, 2006 at a price of $2.20 per share.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 16:- CONVERTIBLE DEBENTURES (Cont.)

This transaction was accounted according to APB No. 14 "Accounting for Convertible debt and Debt Issued with Stock Purchase Warrants" ("APB No. 14") and Emerging Issue Task Force No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"). The fair value of these warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 2.45%, a volatility factor 98%, dividend yields of 0% and a contractual life of three years.

In connection with these convertible debentures, the Company recorded a deferred debt discount of $6,000,000 with respect to the beneficial conversion feature and the discount arising from fair value allocation to warrants according to APB No. 14, which is being amortized from the date of issuance to the stated redemption date - December 31, 2006 - or to the actual conversion date, as earlier, as financial expenses.

During 2003 the Company recorded an expense of $112,803, which represents the amortization of the beneficial conversion feature of the convertible debenture over its term.

During the nine months ended September 30, 2004 an aggregate of 1,500,000 shares were issued pursuant to exercise of these warrants. Out of these warrants, the holders of 1,125,000 warrants exercised their warrants on July 14, 2004 were granted an additional warrants to purchase 1,125,000 shares of common stock of the Company at an exercise price per share of $1.38. See also Note 17.c.

NOTE 17:- SUBSEQUENT EVENTS (UNAUDITED)

a. Debenture conversion:

In January 2004, a total of $1,150,000 principal amount of 9% debentures was converted into an aggregate of 1,796,875 shares of common stock at a conversion price of $0.64 per share. Additionally, through November 2004 a total of $1,075,000 principal amount of 8% debentures was converted into an aggregate of 934,783 shares of common stock at a conversion price of $1.15 per share, and a total of $1,612,500 principal amount of 8% debentures was converted into an aggregate of 1,112,069 shares of common stock at a conversion price of $1.45 per share.

b. Issuance of common stock to investors:

In January 2004, the Company issued to a group of investors an aggregate of 9,840,426 shares of common stock at a price of $1.88 per share, or a total purchase price of $18,500,000. (See also Note 17.c.)

c. Issuance of warrants to investors:

As part of the investment agreement in January 2004 (see Note 17.b.), the Company issued to a group of investors warrants to purchase an aggregate of 9,840,426 shares of common stock at a price of $1.88 per share. These warrants are exercisable by the holder at any time after August 12, 2004 and will expire on January 12, 2007. On July 14, 2004 an aggregate of 7,446,811 shares were issued pursuant to exercise of these warrants. In connection with the exercise of the warrants, the Company granted to the same investors five-year warrants to purchase up to an aggregate of 7,446,811 shares of the Company's common stock at an exercise price per share of $1.38. See Note 17.e.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 17:- SUBSEQUENT EVENTS (UNAUDITED) (Cont.)

d. Warrants issued in May 2001:

On July 14, 2004, the Company repriced the exercise price of warrants granted previously in May 2001 (see also Note 11.f.2.) to $1.88 in order to induce their holders to exercise them immediately. In connection with the exercise of the warrants, the Company additionally granted five-year warrants to purchase up to an aggregate of 145,454 shares of the Company's common stock at an exercise price per share of $1.38 (See Note 17.e.).

e. Issuance of shares and warrants in July 2004:

In July 2004, pursuant to a Securities Purchase Agreement dated July 15, 2004, the Company issued to a group of investors an aggregate of 4,258,065 shares of common stock at a price of $1.55 per share, or a total purchase price of $6,600,000.

On July 14, 2004, warrants to purchase 8,814,235 shares of common stock, having an aggregate exercise price of $16,494,194, net of issuance expenses, were exercised (see Notes 17.c. and 17.d.). In connection with this transaction, the Company issued to the holders of those exercising warrants an aggregate of 8,717,265 new five-year warrants to purchase shares of common stock at an exercise price of $1.38 per share.

As a result of the aforesaid transactions, including the repricing of the warrants to the investors and the issuance of additional warrants to the investors, the Company recorded a deemed dividend in the amount of $2,165,952, to reflect the additional benefit created for these investors.

f. Acquisition of FAAC Incorporated:

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

NOTE 17:-     SUBSEQUENT EVENTS (UNAUDITED) (Cont.)

g. Acquisition of Epsilor Electronic Industries, Ltd.:

In January 2004, the Company purchased all of the outstanding stock of Epsilor Electronic Industries, Ltd., an Israeli corporation ("Epsilor"), from Epsilor's existing shareholders. The assets acquired through the purchase of all of Epsilor's outstanding stock consisted of all of Epsilor's assets, including Epsilor's current assets, property and equipment, and other assets (including intangible assets such as goodwill, intellectual property and contractual rights). The consideration for the assets purchased consisted of (i) cash in the amount of $7,000,000, and (ii) a series of three $1,000,000 promissory notes, due on the first, second and third anniversaries of the Agreement under the circumstances set forth in the acquisition agreement. The Acquisition was accounted under the purchase method accounting. Accordingly, all assets and liabilities acquired were recorded at their estimated market values as of the date of acquisition, and results of Epsilor's operations have been included in the consolidated financial statements commencing the date of acquisition.

h. Settlement of litigation:

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

In respect of the above settlement, the Company recorded in 2003 an expense of $689,714, representing the fair value of the warrants and shares over the remaining balance of the Company's debt to IES Electronics as carried in the Company books at December 31, 2003, less the $112,000 certificate of deposit that was transferred to the Company's name as noted above.

i. Acquisition of Armour of America, Incorporated

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

NOTE 17:-     SUBSEQUENT EVENTS (UNAUDITED) (Cont.)

The total purchase price consisted of $19,000,000 in cash, with additional possible earn-outs if AoA is awarded certain material contracts. An additional $3,000,000 was paid into an escrow account pursuant to the terms of an escrow agreement, to secure a portion of the Earnout Consideration. Pursuant to the purchase agreement, the total consideration, sale price plus Earnout Consideration, will not be in excess of $40,000,000. When the contingency on the earn-out provision is resolved, the additional consideration will be recorded as additional purchase price. The purchase price also included $83,837 of transaction costs. The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values at the date the acquisition was completed.


j. Adjustment of warrants issued in 2000 and 2001


In November 2000 and May 2001, the Company issued a total of 916,667 warrants to an investor, which warrants contained certain antidilution provisions: a Series A warrant to purchase 666,667 shares of the Company's common stock at a price of $3.50 per share, and a Series C warrant to purchase 250,000 shares at a price of $3.08 per share. Operation of the antidilution provisions provided that the Series A warrant should be adjusted to be a warrant to purchase 888,764 shares at a price of $2.67 per share, and the Series C warrant should be adjusted to be a warrant to purchase 333,286 shares at a price of $2.35 per shares. After negotiations, the investor agreed in March 2004 to exercise its warrants immediately, in exchange for an exercise price reduction to $1.45 per share, and the issuance of a new six-month Series D warrant to purchase 1,222,050 shares at an exercise price of $2.10 per share. The new Series D warrant does not have similar antidilution provisions. As a result of this repricing and the and the issuance of new warrants, the Company recorded a deemed dividend in the amount of approximately $1,163,000 in the nine months ended September 30 2004.


                                 - - - - - - - -

                          SUPPLEMENTARY FINANCIAL DATA

 Quarterly Financial Data (unaudited) for the two years ended December 31, 2003

                                                                       Quarter Ended*
                                            --------------------------------------------------------------------
                    2003                        March 31         June 30        September 30     December 31
        ------------------------------      --------------------------------------------------------------------
Net revenue................................. $    4,033,453   $    3,493,135   $    5,705,898   $    4,094,155
Gross profit................................ $    1,399,734   $    1,013,965   $    2,453,575   $    1,371,527
Net profit (loss) from continuing operations $   (1,291,122)  $   (2,788,348)  $      218,606   $   (5,487,167)
Net loss from discontinued operations....... $      (95,961)  $      179,127   $       (2,285)  $       29,529
Net profit (loss) for the period............ $   (1,387,083)  $   (2,609,221)  $      216,321   $   (5,457,638)
Net profit (loss) per share - basic and
diluted..................................... $       (0.04)   $       (0.08)   $        0.00    $       (0.13)
Shares used in per share calculation........     34,758,960       36,209,872       40,371,940       43,604,830
                                                                       Quarter Ended
                                            --------------------------------------------------------------------
                    2002                        March 31         June 30        September 30     December 31
        ------------------------------      --------------------------------------------------------------------
Net revenue................................. $      570,545   $      425,053   $    3,262,711   $    2,148,430
Gross profit................................ $      186,917   $       48,807   $    1,593,770   $      155,497
Net loss from continuing operations......... $     (990,097)  $   (1,005,877)  $     (923,122)  $   (2,019,054)
Net loss from discontinued operations....... $   (2,324,109)  $   (1,654,108)  $   (8,716,422)  $     (871,567)
Net loss for the period..................... $   (3,314,208)  $   (2,659,985)  $   (9,369,544)  $   (2,890,621)
Net loss per share - basic and diluted...... $       (0.11)   $       (0.09)   $       (0.29)   $       (0.08)
Shares used in per share calculation........     30,149,210       30,963,919       33,441,137       34,758,048

----------
* Restated (see Note 1.b. of Notes to Consolidated Financial Statements).

                          FINANCIAL STATEMENT SCHEDULE

                      Arotech Corporation and Subsidiaries

                 Schedule II - Valuation and Qualifying Accounts

              For the Years Ended December 31, 2003, 2002 and 2001

                                                                  Additions
                                                 Balance at       charged to      Balance at
                                                 beginning        costs and         end of
                Description                      of period         expenses         period
---------------------------------------------  ---------------  --------------- ----------------
Year ended December 31, 2003
  Allowance for doubtful accounts...........    $      40,636    $      20,646   $       61,282
  Valuation allowance for deferred taxes....       29,560,322        5,241,565       34,801,887
                                                -------------    -------------   --------------
  Totals....................................    $  29,600,958    $   5,262,211   $   34,863,169
                                                =============    =============   ==============
Year ended December 31, 2002
  Allowance for doubtful accounts...........    $      39,153    $       1,483   $       40,636
  Valuation allowance for deferred taxes....       12,640,103       16,920,219       29,560,322
                                                -------------    -------------   --------------
  Totals....................................    $  12,679,256    $  16,921,702   $   29,600,958
                                                =============    =============   ==============
Year ended December 31, 2001
  Allowance for doubtful accounts...........    $      13,600    $      25,553   $       39,153
  Valuation allowance for deferred taxes....        8,987,750        3,652,353       12,640,103
                                                -------------    -------------   --------------
  Totals....................................    $   9,001,350    $   3,677,906   $   12,679,256
                                                =============    =============   ==============

                                  EXHIBIT INDEX

    Exhibit
    Number                       Description
    ------                       -----------

      23 Consent of Kost, Forer, Gabbay & Kassierer, a member of Ernst & Young Global

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Written Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Written Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002