Form 10-K
period 2004-12-31
AROTECH CORP
filed 2005-03-31
CIK 916529

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

--------------------------------------------------------------------------------
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 .

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.


Commission File Number:                   0-23336

                            AROTECH CORPORATION
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                                Delaware                                                    95-4302784
-------------------------------------------------------------------------      --------------------------------------
     (State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)
                           354 Industry Drive, Auburn, Alabama                                 36830

-------------------------------------------------------------------------      --------------------------------------
                (Address of principal executive offices)                                    (Zip Code)

                             (334) 502-9001
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)
          Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                         Name of each exchange on which registered
-----------------------                    ----------------------------------------------
         None                                             Not applicable

Securities registered pursuant to Section 12(g) of the Act:Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No__

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $128,605,410 (based on the last sale price of such stock on such date as reported by The Nasdaq National Market and assuming, for the purpose of this calculation only, that all of the registrant's directors and executive officers are affiliates).

(Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the
latest practicable date:   80,103,668 as of 3/10/05

Documents incorporated by reference: None

===============================================================================
     Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

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

                                     PART I

ITEM 1. BUSINESS

General

         We are a defense and security products and services company, engaged in three business areas: high-level armoring for military, paramilitary and commercial air and ground vehicles; interactive simulation for military, law enforcement and commercial markets; and batteries and charging systems for the military. Until September 17, 2003, we were known as Electric Fuel Corporation. We operate primarily as a holding company, through our various subsidiaries, which we have organized into three divisions. Our divisions and subsidiaries (all 100% owned by us, unless otherwise noted) are as follows:

      >> We develop, manufacture and market advanced hi-tech multimedia and interactive digital solutions for use-of-force and driving training of military, law enforcement, security and other personnel through our Simulation and Security Division:

                  o We provide simulators, systems engineering and software products to the United States military, government and private industry through our subsidiary FAAC Incorporated, located in Ann Arbor, Michigan ("FAAC"); and

                  o We provide specialized "use of force" training for police, security personnel and the military through our subsidiary IES Interactive Training, Inc., located in Littleton, Colorado ("IES").

         >> We manufacture aviation armor and we utilize sophisticated lightweight materials and advanced engineering processes to armor vehicles through our Armor Division:

                  o We manufacturer ballistic and fragmentation armor kits for rotary and fixed wing aircraft, marine armor, personnel armor, military vehicles and architectural applications, including both the LEGUARD Tactical Leg Armor and the Armourfloat Ballistic Floatation Device, which is a unique vest that is certified by the U.S. Coast Guard, through our subsidiary Armour of America, located in Los Angeles, California, ("AoA"); and

                  o We use state-of-the-art lightweight ceramic materials, special ballistic glass and advanced engineering processes to fully armor vans and SUVs, through our subsidiaries MDT Protective Industries, Ltd., located in Lod, Israel ("MDT"), of which we own 75.5%, and MDT Armor Corporation, located in Auburn, Alabama ("MDT Armor"), of which we own 88%.

         >> We manufacture and sell lithium and Zinc-Air batteries for defense and security products and other military applications and we pioneer advancements in Zinc-Air technology for electric vehicles through our Battery and Power Systems Division

                  o We develop and sell rechargeable and primary lithium batteries and smart chargers to the military and to private industry in the Middle East, Europe and Asia through our subsidiary Epsilor Electronic Industries, Ltd., located in Dimona, Israel (in Israel's Negev desert area) ("Epsilor");

                  o We manufacture and sell Zinc-Air fuel cells, batteries and chargers for the military, focusing on applications that demand high energy and light weight, through our subsidiary Electric Fuel Battery Corporation, located in Auburn, Alabama ("EFB"); and

                  o We produce water-activated lifejacket lights for commercial aviation and marine applications, and we conduct our Electric Vehicle effort, through our subsidiary Electric Fuel (E.F.L.) Ltd., located in Beit Shemesh, Israel ("EFL").

     Background

         We were incorporated in Delaware in 1990 under the name "Electric Fuel Corporation," and we changed our name to "Arotech Corporation" on September 17, 2003. Unless the context requires otherwise, all references to us refer collectively to Arotech Corporation and Arotech's wholly-owned Israeli subsidiaries, EFL and Epsilor; Arotech's majority-owned Israeli subsidiaries, MDT and MDT Armor; and Arotech's wholly-owned United States subsidiaries, EFB, IES, FAAC and AoA.

         For financial information concerning the business segments in which we operate, see Note 18 of the Notes to the Consolidated Financial Statements. For financial information about geographic areas in which we engage in business, see
Note 18.c of the Notes to the Consolidated Financial Statements.

     Facilities

         Our principal executive offices have recently been re-located to EFB's premises at 354 Industry Drive, Auburn, Alabama 36830, and our telephone number at our executive offices is (334) 502-9001. Our corporate website is www.arotech.com. Our periodic reports to the Securities Exchange Commission, as well as recent filings relating to transactions in our securities by our executive officers and directors, that have been filed with the Securities and Exchange Commission in EDGAR format are made available through hyperlinks located on the investor relations page of our website, at http://www.arotech.com/compro/investor.html, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Reference to our websites does not constitute incorporation of any of the information thereon or linked thereto into this annual report.

         The offices and facilities of three of our principal subsidiaries, EFL, MDT and Epsilor, are located in Israel (in Beit Shemesh, Lod and Dimona, respectively, all of which are within Israel's pre-1967 borders). Most of the members of our senior management work extensively out of EFL's facilities. IES's offices and facilities are located in Littleton, Colorado, FAAC's home offices and facilities are located in Ann Arbor, Michigan, AoA's offices and facilities are located in Los Angeles, California, and the offices and facilities of EFB and MDT Armor are located in Auburn, Alabama.

Simulation and Security Division

         We develop, manufacture and market advanced hi-tech multimedia and interactive digital solutions for use-of-force and driving training of military, law enforcement, security and other personnel through our Simulation and Security Division, the largest of our three divisions. During 2004, 2003 and 2002 revenues from our Simulation and Security Division were approximately $21.5 million, $8.0 million and $2.0 million, respectively (on a pro forma basis, assuming we had owned all components of our Simulation and Security Division since January 1, 2002, revenues in 2004, 2003 and 2002 would have been approximately $21.5 million, $17.9 million and $20.3 million, respectively).

     Vehicle Simulators

         We provide simulators, systems engineering and software products to the United States military, government and private industry through our wholly-owned subsidiary, FAAC Corporation, based in Ann Arbor, Michigan. Our fully interactive driver-training systems feature state-of-the-art vehicle simulator technology enabling training in situation awareness, risk analysis and decision making, emergency reaction and avoidance procedures, and conscientious equipment operation. We have an installed base of over 220 simulators that have successfully trained over 100,000 drivers. Our customer base includes all branches of the U.S. Department of Defense, state and local governments, and commercial entities.

         INTRODUCTION

         We conduct our business in two primary areas: Vehicle Simulations, which focuses on the development and delivery of complete driving simulations for a wide range of vehicle types - such as trucks, automobiles, buses, fire trucks, police cars, ambulances, airport ground vehicles, and military vehicles
- for commercial, governmental and foreign customers; and Military Operations, which conducts tactical air and land combat analysis and develops analytical models, simulations, and "turnkey" training systems for the U.S. military. In 2004, Vehicle Simulations accounted for approximately 80% of our vehicle simulation revenues, and Military Operations accounted for approximately 20% of our vehicle simulation revenues.

         In the area of Military Operations, we are a premier developer of validated, high fidelity analytical models and simulations of tactical air and land warfare for all branches of the Department of Defense and its related industrial contractors. Our simulations are found in systems ranging from instrumented air combat and maneuver ranges (such as Top Gun) to full task training devices such as the F-18 Weapon Tactics Trainer. We are also the leading supplier of wheeled vehicle simulators to the U.S. Armed Forces for mission-critical vehicle training.

         We supply on-board software to support weapon launch decisions for the F-15, F-18, and Joint Strike Fighter (JSF) fighter aircraft. Pilots benefit by having highly accurate presentations of their weapon's capabilities, including susceptibility to target defensive reactions. We designed and developed an instructor operator station, mission operator station and real-time, database driven electronic combat environment for the special operational forces aircrew training system. The special operational forces aircrew training system provides a full range of aircrew training, including initial qualification, mission qualification, continuation, and upgrade training, as well as combat mission rehearsal.

         Simulators are cost-effective solutions, enabling users to reduce overall aircraft and ground vehicle usage, vehicle maintenance costs, fuel costs, repairs, and spares expenditures. For example, our Medium Tactical Vehicle Replacement (MTVR) simulators have reduced total driver training time by 35%. Many customers have reduced actual "behind-the-wheel" time by up to 50% while still maintaining or improving safety. Additionally, for customers with multiple simulators, the corresponding increase in the student to instructor ratio has reduced instructor cost per student.

         The implementation of our vehicle simulators has led to measurable benefits. North American Van Lines, one of our earliest vehicle simulator customers, has shown a 22% reduction in preventable accidents since it began using our simulators. The German Army, one of our earliest Military Vehicle customers, showed better driver testing scores in 14 of 18 driver skills compared to classroom and live driver training results. Additionally, the New York City Transit Authority documented a 43% reduction in preventable accidents over its first six months of use and has reduced its driver hiring and training "washout" by 50%.

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

         We believe that we have held a 100% market share in U.S. military wheeled simulators since 1999 and hold a market share in excess of 50% in U.S. commercial wheeled vehicle simulators.

         PRODUCT LINES

         Below is a description of our vehicle simulator products and product lines.

              Vehicle Simulations

                  Military Vehicles
                  -----------------

         Military Vehicles comprise the majority of our vehicle simulation business. Military vehicle simulators are highly realistic vehicle simulators that include variable reactive traffic and road conditions, the capacity to customize driving conditions to be geography-specific, and training in hazardous and emergency conditions. We have several large contracts and task orders in the Military Vehicles business, including (i) the MTVR contract to develop vehicle simulators and related training services for the U.S. Marine Corps; (ii) a series of scheduled General Services Administration purchases of simulators with the U.S. Army to supply 78 simulators for 25 training sites; (iii) a two-year contract with the U.S. Navy Seabees to supply eight simulators for three training sites; and (iv) a ten-year, task order contract to develop a series of Common Driver Trainers for the U.S. Army, the first task order of which is for nine Stryker simulators. We estimate that our software trained 12,000 soldiers at ten sites in 2004.

         Our military vehicle simulators provide complete training capabilities, based on integrated, effective simulation solutions, to military vehicle operators in the U.S. Armed Forces. Our flagship military vehicle simulation product is our MTVR Operator Driver Simulator, developed for the USMC. The MTVR ODS concept is centered on a pod of up to six Student Training Stations (STS) and a single controlling Instructor Operator Station (IOS). The STS realistically simulates the form, fit, and feel of the MTVR vehicle. The high-fidelity version of the STS consists of a modified production cab unit mounted on a full six-degree-of-freedom motion platform. The STS provides a field of view of over 180-degrees into a realistically depicted virtual world, simulating a variety of on-road and off-road conditions. The IOS is the main simulation control point supporting the instructor's role in simulator training. The IOS initializes and configures the attached STS, conducts training scenarios, assesses student performance, and maintains scenarios and approved curriculum.

         Our software solution provides a complete operator training curriculum based upon integrated simulation training. Military vehicle simulators enable students to learn proper operational techniques under all terrain, weather, road, and traffic conditions. Instructors can use simulators as the primary instructional device, quantitatively evaluating student performance under controlled, repeatable scenarios. This monitoring, combined with the ability to create hazardous and potentially dangerous situations without risk to man or material, results in well-trained students at significantly less cost than through the use of traditional training techniques. In addition to standard on-road driver training, our military vehicle simulators can provide training in such tasks as:

                  >> Off-road driving on severe slopes, including muddy or swampy terrain;

                  >>       Night vision goggle and blackout conditions;

                  >>       Convoy training; and

                  >> The use of the Central Tire Inflation System in response to changing terrain.

         In addition to simulation systems, we offer on-site operator and maintenance staff, train-the-trainer courses, curriculum development, scenario development, system maintenance, software upgrades, and warranty packages to our U.S. Armed Forces customers.

                  Commercial Vehicles

         The Commercial Vehicles business is comprised of technology similar to that of the Military Vehicles product line and also is customized to reflect the specific vehicle being simulated. We serve four primary customer bases in the Commercial Vehicles business: transit, municipal, airport, and corporate customers.

                      Transit

         Transit customers represent an attractive customer base as they generally have access to their own funds, which often exempts them from the lengthy and complex process of requesting funds from a governing body. We have provided bus simulators to fourteen leading transit authorities, including the New York City Transit Authority, Washington, D.C. Metro, Dallas Area Rapid Transit, and the Chicago Transit Authority. We have also provided a rail simulator to Houston Metro and we were competitively awarded a major rail simulator program with New York City Transit.

                      Municipal

         We target municipal customers in police departments, hospitals, fire departments, and departments of transportation for sales of our municipal product. Our customers include the Mexico Department of Education, California Department of Transportation, and the Fire Department of New York. We are developing an industry advisory group focusing on the municipal market to identify and address customer needs. Additionally, we have developed a simulator module to extend the simulation once police, fire, or emergency medical service personnel reach the incident location. We believe that this represents another of our bases of differentiation over our competition.

                      Airport

         We were a pioneer in providing simulation software to airports to facilitate training personnel in adverse conditions, including the Detroit and Toronto airports.

                      Corporate

         We target corporate fleets and "for-hire" haulers as customers of the corporate simulator product. These customers use simulators to train personnel effectively as well as to avoid the brand damage that could be associated with poor driver performance. To date, we have provided simulators to customers such as Schlumberger Oil Services, Kramer Entertainment, and North American Van Lines.

              Military Operations

         We provide air combat range software, missile launch envelope decision support software, the SimBuilder(TM) simulation software product, and Weapon System Trainer software through the Military Operations business line.

                  Air Combat Range Software

         We serve the U.S. Air Force Air Combat Training System and U.S. Navy Tactical Aircrew Training System with our air combat training range software. Air combat training ranges allow pilots to train and evaluate new tactics in a controlled airborne environment. Air "battles" are extremely realistic, with our software determining the outcome of weapon engagements based on launch conditions and the target aircraft defensive reactions.

                  Missile Launch Envelope Software

         Onboard weapon decision-making software enables pilots to assimilate the complex information presented to them in F-15, F-18 and Joint Strike Fighter
(JSF) fighter aircraft. We provide our missile launch envelope software to the U.S. Navy and Air Force through our subcontracting relationships with Boeing and Raytheon.

                  Weapon System Trainer Software

         We have successfully transitioned software from U.S. Navy Tactical Aircrew Training Systems to over 15 Weapon Systems Trainers built by prime contractors such as L-3, Boeing, Northrop Grumman, and Lockheed Martin.

                  SimBuilder(TM)

         The SimBuilder(TM) simulation software product is designed to provide weapons simulation models for use in training environments for launched weapons. This software enables foreign end-users to use weapons simulation models similar to the U.S. military without classified U.S. weapons data. Militaries of Australia, the United Arab Emirates, Canada, Taiwan, and Singapore currently use SimBuilders(TM).

         MARKETING

         Our sales and marketing effort focuses on developing new business opportunities as well as generating follow-on sales of simulators and upgrades. Through FAAC, we currently employ four dedicated sales representatives who focus on Commercial Vehicles, Military Operations, and Military Vehicles opportunities. Furthermore, two additional employees spend a significant portion of their time in sales. Various members of FAAC's senior management serve as effective sales representatives in the generation of municipal, military, and corporate business. We also retain the services of four independent consultants who act as marketing agents on our behalf. These representatives are largely commission-based agents who focus on particular products and/or regions (such as airport customers, Texas, California, and Eglin Air Force Base). Finally, we have four customers that have agreements wherein the companies support our marketing efforts and market our products themselves in exchange for commissions and/or free upgrade services.

         Our sales representatives are salaried employees with minimal commission-based revenue. Independent consultants generally do not receive a base salary and receive 5% to 10% commissions on the amount of business that they generate each year. The majority of our sales representatives have engineering backgrounds that they leverage to anticipate the technical needs of our dynamic customer base and targeted markets. Additionally, the program manager and service department assist us in gaining repeat business.

         Developing a pipeline of follow-on work is one of the tasks for all program managers. We have a long history of repeat and follow-on work with programs such as F-15 and F-18 ZAP (over 20 contracts with Boeing), the U.S. Navy Tactical Aircrew Training System (a series of 6 sequential contracts over the last 25 years), and F-18 Weapon Tactics Trainer (series of 20 contracts with the simulator manufacturer).

         We also aggressively pursue several marketing initiatives to complement our experienced sales force. Our most successful marketing strategy includes the formation of industry advisory groups. Such advisory groups, which consist of simulation users within select industries, conduct regular seminars to educate transit and similar agencies on the benefits and challenges of simulation-based training, as well as to share training concepts, curriculums, and experiences. These sessions not only serve as excellent sales and marketing tools to generate orders but also have created significant goodwill with customers. We believe that these industry advisory groups have proven to be particularly successful in cooperative industries, such as transit, where users are self-funded and do not compete with one another.

         CUSTOMERS

         We have long-term relationships, many of over ten years' duration, with the U.S. Air Force, U.S. Navy, U.S. Army, and most major Department of Defense training and simulation prime contractors and related subcontractors. The quality of our customer relationships is illustrated by the multiple program contract awards we have earned with many of our customers. For example, under a series of 20 subcontracts over 15 years, we have provided the tactical environment and F-18 weapons and avionics models for the F/A-18 Weapons Tactics Trainer. We have served as a subcontractor for the F/A-18 WTT through three distinct prime contractor tenures.

         COMPETITION

         Our technical excellence, superior product reliability, and high customer satisfaction have enabled us to develop market leadership and an attractive competitive position. Several potential competitors in the military segment are large, diversified defense and aerospace conglomerates who do not focus on our specific niches. As such, we are able to serve certain large military contracts through strategic agreements with these organizations or can compete directly with these organizations based on our strength in developing higher quality software solutions. In commercial market applications, we compete against smaller, less sophisticated software companies.

         We differentiate ourselves from our competition on several bases:

                  >>       Leading   Technology  -  We  believe  that  we  offer
                           better-developed, more dynamic software than our competitors. Additionally, we incorporate leading graphics and motion-cueing technologies in our systems to provide customers with the most realistic simulation experience on the market.

                  >> Long History in the Simulation Software Business - As a market leader in the simulation software business for more than thirty years, FAAC's professionals understand customer requirements and operating environments. Thus, we build our software to meet and exceed demanding customers' expectations.

                  >> Low-Cost Research and Development Capabilities for New Products - Our customers benefit from government and commercial funding of research and development and the low cost of subsequent adaptation. As such, internally funded new product development costs have been less than $100,000 per year since 1999.

                  >> Service Reputation - We are known for providing better service than the competition, a characteristic that drives new business within our chosen markets.

                  >> Standardized Development Processes - We generally deliver our products to market more quickly than our competition and at higher quality due to our standardized development processes.

         Below is a description of our competition organized by product lines.

              Vehicle Simulations

                  Military Vehicles

         FAAC has been the sole provider of wheeled vehicle simulation solutions to the U.S. military since 1999. Our devotion to developing realistic, comprehensive products for a wide range of vehicle types positions us as the preferred simulation provider within this market niche. Our strategy of identifying a training need, isolating government funds, and then developing a customized training solution has led to considerable successes. This approach, which differs from the "build first and market later" strategy employed by a number of our competitors, effectively identifies market opportunities and provides a better product to the military customer. Diversified defense companies and commercial simulation providers have attempted to enter the military wheeled vehicle market but have been unsuccessful thus far. Although we believe that market penetration by these companies is ultimately inevitable, the established FAAC brand, understanding of customer requirements, and engineering expertise provide us with a competitive advantage in this market segment. Our primary competitors for military vehicle simulation solutions include Lockheed Martin Corporation's Information & Technology Services Group, L-3 Communications Holdings, Raydon Corporation, and the Cubic Defense Applications division of Cubic Corporation.

                  Commercial Vehicles

         A handful of simulation product and service companies currently compete with our targeted commercial driving simulator markets. However, our marketing and development of selected commercial market segments has positioned us as a leading provider of commercial simulation solutions. Competition within each market segment varies, but the following companies generally participate in selected driving simulator market opportunities: L-3 Communications Holdings, Doron Precision Systems, Lockheed-Martin Corporation's LMIS Division, Global SIM, and USADriveSafe, Inc.

              Military Operations

         Currently no significant competitors participate in the market for our tactical environment software, and there are essentially no independent competitors that exist in the market for our decision support software. Competition for software to support tactical environment requirements in aircraft weapon systems trainers comes from the manufacturers of the simulators themselves and from a handful of companies who produce tactical environment software. Our primary competitors for training range software, decision support software, and weapons system trainer software solutions include Lockheed Martin Corporation, L-3 Communications Holdings, Raytheon Company, Science Applications International Corporation, Dynetics, Inc., and Georgia Tech Research Institute.

     Use-of-Force Training

         We are a leading provider of interactive, multimedia, fully digital training simulators for law enforcement, security, military and similar applications. With a customer base of over 700 customers in over twenty countries around the world, we are a leader in the supply of simulation training products to military, law enforcement and corporate client communities. We believe, based on our general knowledge of the size of the interactive use-of-force market, our specific knowledge of the extent of our sales, and discussions we have held with customers at trade shows, etc., that we provide more than 35% of the worldwide market for government and military judgment training simulators. We conduct our interactive training activities through our subsidiary IES Interactive Training, Inc. ("IES"), a Delaware corporation based in Littleton, Colorado.

         INTRODUCTION

         We offer consumers the following interactive training products and services:

                  >> Range 3000 - providing use-of-force simulation for military and law enforcement. We believe that the Range 3000 is the most technologically advanced judgment training simulator in the world.

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

                  >> Milo (Multiple Interactive Learning/training Objectives) - a simulator designed with "plug in" modules to customize the training system to meet end user needs.

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

              Range 3000 "Use of Force" Simulator

         We believe that the Range 3000, which was launched in late 2002, combines the most powerful operational hardware and software available, and delivers performance unobtainable by any competing product presently on the market.

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

         The interactive training scenarios are projected either through single or multiple screens and projectors, allowing us to immerse a trainee in true-to-life training scenarios and incorporating one or all the above training issues in the "Use of Force" continuum.

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

                  >>       Helps reduce liability

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

                  >>       Interactive   training   of   up  to   250   students
                           simultaneously with wireless keypads

                  >>       Easy Self-Authoring of interactive training content

                  >>       PC-Pentium platform facilitates low cost of ownership

                  >>       Easy to use Windows XP-based software

                  >>       Easy to deploy in any classroom

              Range FDU

         The Range FDU (firearm diagnostics unit) is a unique combination of training and interactive technologies that gives instructors a first-person perspective of what trainees are seeing and doing when firing a weapon. The Range FDU is the only firearms training technology of its kind.

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

                  >>       Trigger pressure analysis

                  >>       Recoil control, grip and stance assessment

                  >>       Sight alignment

                  >>       Sight picture analysis and target reacquisition

              Milo

         Milo (Multiple Interactive Learning/training Objectives) is a simulator designed with "plug in" modules to customize the trainings system to meet end user needs, and is designed to expand the market for sales of our IES products to include organizations involved in all aspects of public safety, and not just law enforcement.

              Professional Conferences and Courseware

         We provide relevant, cost-effective professional training seminars, consulting services, and interactive courseware for law enforcement, corrections, and corporate clients through Summit Training International (STI), a wholly-owned subsidiary of IES. The emphasis and goal of our conferences and courseware is to create a "total training" environment designed to address the cutting edge issues faced today. We provide conferences throughout the United States, and develop courseware dealing with these important topics. The incorporation of IES Interactive Systems in our conferences creates an intense learning environment and adds to the realism of the trainee's experience.

                  Conferences

         We have provided conferences throughout the United States, on such topics as:

                  >> Recruiting and Retention of Law Enforcement and Corrections Personnel

                  >>       Ethics and Integrity

                  >>       Issues of Hate Crimes

                  >>       Traffic Stops and Use of Force

                  >>       Community  and  Corporate   Partnerships  for  Public
                           Safety

                  >>       Creating a Safe School Environment

         In addition to these national and regional conferences, we design and produce training to address specific department issues. We have a distinguished cadre of instructors that allows adaptation of programs to make them specifically focused for a more intense learning experience. The A2Z Classroom Trainer is incorporated into the "live" presentation creating a stimulating interactive training experience.

                  Courseware

         We develop courseware for use exclusively with IES's interactive systems. Courses are designed to addresses specific department issues, and can be customized to fit each agency's needs. These courses are available in boxed sets that provide the customer with a turn-key training session. The A2Z Classroom Trainer and the Range 3000 XP-4 are used to deliver the curriculum and create a virtual world that the trainees respond and react to. Strategic relationships with high profile companies such as H&K Firearms, and Taser International, provide customers with training that deals with cutting edge issues facing law enforcement today. The incorporation of our courseware library along with simulation systems allows training to remain consistent and effective, giving customers more value for their training dollar.

              IES Studio Productions

         Through IES Studio Productions, a division of IES, we provide multimedia video services for law enforcement, military and security agencies, and others and create interactive courseware and interactive scenarios for the Range 3000, Video Training Scenarios and all types of video production services. With the latest in media equipment, we provide all media and marketing services to IES Interactive Training in-house.

         MARKETING
         We market our IES products and services to domestic and international law enforcement, military and other federal agencies and to various companies that serve them, through attendance and presentations at conferences, exhibits at trade shows, seminars at law enforcement academies and government agencies, through its web pages on the Internet, and to its compiled database of prospect and customer names. Our IES salespeople are also its marketing team. We believe that this is effective for several reasons: (1) customers appreciate talking directly with salespeople who can answer a wide range of technical questions about methods and features, (2) our salespeople benefit from direct customer contact through gaining an appreciation for the environment and problems of the customer, and (3) the relationships we build through peer-to-peer contact are useful in the military, police and federal agency market.

         We also uses our IES web pages on our Internet site for such activities as providing product information and software updates.

         We market augmentative and alternative law enforcement products through a network of employee representatives and independent resellers. These products include but are not limited to products manufactured by:

                  >>       Bristlecone Products

                  >>       Fox Valley Technical College

                  >>       Taser Inc.

                  >>       Force Science Research Center

                  >>       H&K Training Centers

         At the present time we have six sales representatives based in Denver, eight domestic independent distributors, and twenty-five independent resellers / representatives overseas. We also have three inside sales/support persons who answer telephone inquiries on IES's 800 line and Internet, and who can also provide technical support. Additional outside salespersons and independent dealers and resellers are being actively recruited at this time.

         We typically participate in over thirty industry conferences annually, held throughout the United States and in other countries, that are attended by our potential customers and their respective purchasing and budgeting decision makers. A significant percentage of our sales of IES products, both software and hardware, are sold through leads developed at these shows.

         We and others in the industry demonstrate products at these conferences and present technical papers that describe the application of their technologies and the effectiveness of their products. We also advertise in selected publications of interest to potential customers.

         CUSTOMERS

         Most of the customers for our IES products are law enforcement agencies, both in the United States (federal, state and local) and worldwide. Purchasers of IES products have included (in the United States) the FBI, the Secret Service, the Bureau of Alcohol, Tobacco and Firearms, the Customs Service, the Federal Protective Service, the Border Patrol, the Bureau of Engraving and Printing, the Coast Guard, the Federal Law Enforcement Training Centers, the Department of Health and Human Services, the California Department of Corrections, NASA, police departments in Texas (Houston), Michigan (Detroit), D.C., California (Fresno and the California Highway Patrol), Massachusetts (Brookline), Virginia (Newport News and the State Police Academy), Arizona (Maricopa County), universities and nuclear power plants, as well as international users such as the Israeli Defense Forces, the German National Police, the Royal Thailand Army, the Hong Kong Police, the Russian Security
Police, users in Mexico and the United Kingdom, and over 700 other training departments worldwide.

         The mix of customers has historically been approximately 40% city and state agencies, 30% federal agencies, and 30% international.

         COMPETITION

         We compete against a number of established companies that provide similar products and services, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. There are also companies whose products do not compete directly, but are sometimes closely related. Firearms Training Systems, Inc., Advanced Interactive Systems, Inc., and LaserShot Inc. are IES's main competitors.

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

Armor Division

         We manufacture aviation and other armor and we armor vehicles through our Armor Division. During 2004, 2003 and 2002 revenues from our Armor Division were approximately $18.0 million, $3.4 million and $2.7 million, respectively
(on a pro forma basis, assuming we had owned all components of our Armor Division since January 1, 2002, revenues in 2004, 2003 and 2002 would have been approximately $29.2 million, $10.9 million and $13.3 million, respectively).

     Aircraft Armoring

         INTRODUCTION

         We are an innovative manufacturer of lightweight personal, vehicle, aviation, architectural and marine ballistic armoring. Our Armor Division has years of battlefield and commercial protection experience and has provided life saving protection under the most extreme conditions. Through our subsidiary

Armour of America, located in Los Angeles, California, we manufacturer ballistic and fragmentation armor kits for rotary and fixed wing aircraft, marine armor, personnel armor, military vehicles, architectural applications, including both the LEGUARD Tactical Leg Armor and the Armourfloat Ballistic Floatation Device, which is a unique armored floatation vest that is certified by the U.S. Coast Guard.

         For over thirty years, AoA has delivered ballistic armor equipment to users worldwide. Initially, AoA designed and manufactured "soft" ballistic armor only, such as covert and overt ballistic vests, military assault vests, tactical vests and specially designed vests for military and law enforcement users both in the U.S. and abroad. By 1982, AoA had started to design and manufacture "hard" ballistic armor to stop military rifle fire up to and including .50 caliber Armor Piercing Incendiary (API) and European 12.7 mm API rounds. This "hard" ballistic armor is used as chest protection for the full line of personal vests, as well as on fixed wing aircraft (airplanes) and rotary wing aircraft (helicopters), military ships, military vehicles and architectural applications.

         Our proprietary designs have been developed to meet a wide variety of customer and industry needs.

         THE ARMORING PROCESS

         Each hard armor kit starts out with detailed templates generated at the aircraft or vehicle, with close fitting around pedals, consoles and other obstructions. These templates are converted into wood patterns that are exact three-dimensional reproductions of the armor to be manufactured, including as to the thickness. These patterns are fitted back into the user's aircraft or vehicle and approved. At this point, fiberglass over wood production molds are produced for each part, which will guarantee that each production panel will be exactly the same and fit perfectly within the kit. In addition, each kit has a complete set of installation hardware that includes everything required to install the armor kit to the aircraft or vehicle. This total kit package allows the armor to be installed at any location with a minimum of tools required.

         Soft armor is manufactured in the same manner as hard armor. Detailed cut and sew patterns are developed from the requirements driven by the customer. These requirements are normally dealing with collar height, placement of pockets and location of plate pockets. Once these patterns are completed, two processes start simultaneously. The first involves spreading multiple plies of ballistic material on a special cutting table. The material is then dusted with pattern powder to mark the packs for cutting. After each pack is cut to size, it is routed to the sew shop for stitching. At the same time, nylon covers are being cut and sewn using sew patterns made from the cut patterns. Upon completion of both the ballistic pack and the cover, the pack is inserted into the cover and sewn closed.

         PRODUCTS LINES

         We produce two kinds of armor, soft armor and hard armor, to support customer armor requirements. Soft armor, which is capable of protecting against all handguns and 9mm sub guns, is used in our ballistic and fragmentation vest, military vehicle, marine, architectural and special application armor lines. Hard armor, which is capable of protecting against rifle fire up to 50cal/12.7mm API, is used in our ballistic chest plate, aircraft, military vehicle, marine and architectural armor lines. Within these two basic kinds of armor, we offer the product lines listed below.

              Fixed and Rotary Wing Aircraft Armor Systems

         We design and manufacture ballistic armor systems for a wide variety of fixed and rotary wing aircraft. These systems are in the form of kits, with individual contoured panels which cover the entire aircraft's floor, walls, seats, bulkheads, walls, oxygen containers, avionics and doors. All of our ballistic armor kits include a complete installation hardware kit containing all items required for installation. The supplied hardware is designed for each individual application in accordance with the installation hardware certification, which has been provided by Lockheed-Martin. Additionally, the fixed and rotary wing aircraft kits have been certified, by an independent test facility that is approved by the FAA, to meet flammability requirements of FAA/FAR 25.853, 12 Second Vertical Test and MIL-STD-810 Environmental Testing.

         These kits have been sold to both the original airframe manufacturers and end users worldwide. Armor kits for rotary wing aircraft including Bell Helicopter's B206, B212, B407, B412, B427, and UH-1H; Boeing's CH-46 and CH-47; MD Helicopter's MD 500, MD 600, and MD 900; Agusta Helicopter's A109; Eurocopter's EC-120, EC-135, BK117, and BO-105; Aerospatiale's AS 330, AS 332, and AS 355; Sikorsky's UH-60 and S-61; MIL MI-8 and MI-17; Robinson's R-22 and R-44; and Kaman's K-MAX.

         Fixed wing aircraft kits include Lockheed's C-130H, C-130J , and P-3; Boeing's C-17; Alenia's G-222 and C-27J; Ayers' T-65; Rockwell's OV-10; CASA CN 235 and CN 295; and special configurations of the Citation, Beechcraft and Cessna models.

              Military Vehicles Armor Kits

         For the military vehicle market, we provide ballistic armor kits to protect against fragmentation and rifle fire, up to 50cal API for Humvees, 2 1/2- and 5-ton trucks, HEMTT wreckers and various construction vehicles. These kits offer varying levels of protection for doors, floors, fuel tanks, air bottles, cargo beds, troop seat backs, critical components and glass. To date, we have protected vehicles deployed in Iraq, Afghanistan, and Kuwait. All of the provided kits are designed for easy field level installation and include required hardware and instructions.

              Marine Armor Kits

         For the marine market, we manufacture armor kits for the gun mounts on naval ships and riverine patrol boats. During Operation Desert Storm, we designed and manufactured .50 cal AP ballistic panels and deck mount brackets for the U.S. Navy. Since then, we have designed and manufactured armor to fit both the .50 cal and 25mm gun mounts on frigates, destroyers, cruisers and aircraft carriers. The result of this effort is that we have delivered armor systems to individual ships in the class and currently are pursuing armoring additional classes of ships throughout the Navy Command.

         Additionally, we have designed program-specific armor for riverine and small boats throughout the world. While the majority of these armoring programs were limited to a small number of boats, the areas of coverage included complete coverage of the exterior walls of the wheel house, forward and aft gun placements, fire boxes, fuel tanks and engines. Unlike designing armor kits for aircraft, this type of armoring requires unique installation methods to allow for interference caused by surface mounted hardware and the impact of "green water" impacting the armor during rough weather.

              Ballistic Vests and Plates and Body Armor

         We manufacture a complete line of personal body armor, including concealable, external and special application armor. The concealable armor vest offers complete front, side and back protection using soft, lightweight, high strength proprietary woven ballistic fabrics.

         Our external vest line includes assault, tactical, riot, stab and T-panel designs. Each of these designs can be modified to meet the individual wearer of customer's requirements. Special application vests include the Armourfloat, which to our knowledge is currently the only ballistic/floatation vest approved by the U.S. Coast Guard; the Zip Out armor jacket, which offers covert protection in both a lightweight jacket or vest design; and our helicopter vest, which incorporates a unique protection/comfort design.

         We offer a complete line of personal body armor including concealable ballistic vests, military vests and external tactical vests as well as a line of products specially designed for U.S. Navy Seal Teams and various law enforcement agencies in the United States and overseas. Our hard ballistic armor, designed to stop military rifle fire up to and including .50 caliber and European 12.7 mm Armor Piercing Incendiary (API) rounds, is used primarily on fixed and rotary wing aircraft, military ships and military vehicles, as well as in architectural applications.

         We have designed and manufactured special operations personal armor including ballistic hand held shields and the LEGUARD(R) Tactical Leg Armor, which offers complete front protection for the lower thigh, knee, shin and instep.

              Other Armor for Specialty Applications

         In addition to aircraft, marine, vehicle and vest armor, we also manufacture ballistic and fragmentation blankets and curtains for numerous specialty applications. These applications include operator protection around test equipment; rupture protection of pressure vessels, mechanical failure of production machinery and high pressure piping. Additionally, we have supplied armor for office use in protection of occupants from blast and glass fragments of windows and isolation of security rooms from surrounding environments.

         SALES, MARKETING AND CUSTOMERS

         We maintain broad relationships throughout the aerospace and defense communities, including U.S. federal, state and local government and law enforcement agencies, along with many foreign government end users and procurement agencies.

         We have developed what we believe to be an effective approach in marketing our ballistic armor products worldwide. We market our products directly to both the original airframe manufacturer, such as Alenia, Agusta, Bell-Textron, Boeing, EADS (Eurocopter), Lockheed-Martin and MD Helicopter, as well as, aircraft completion operations and end users worldwide. We maintain a strong presence in Europe, Southeast Asia, Asia, Central America and South America, utilizing key representatives located in each country.

         Because of our constant contact with both engineering and marketing at the various airframe manufacturers, we have access to their new and existing model aircraft so that we can always update and/or design new ballistic armor kits to protect the flight deck, cabin, bulkhead and engine areas as required.

         At the request of an airframe manufacturer or end user, we send a technical representative to meet the customer at the aircraft to review the layout of areas to be armored, develop templates if required and to determine any unique characteristics that the customer or end user desires incorporated into the armor. After the templates are converted to full size armor mock-up panels, they are taken back to the aircraft for review and approval by either the OEM or the user prior to production. This approach has proven to be the most effective in obtaining both OEM certification of each of our systems and in ensuring that our ballistic armor systems meet or exceed the end users' operational and ballistic demands.

         Our commercial customers include Bell Helicopter, MD Helicopter, Robinson Helicopter, Sikorsky Helicopter, Schweitzer Helicopter, Agusta, and Lockheed-Martin in the United States, as well as Eurocopter (Germany), Alenia Aerospazio (Italy), EADS (Spain), and Bell (Canada).

         Our U.S. military customers include NAVSEA, NAVAIR, Army, Coast Guard, Marines, State Department, Border Patrol, and various SEAL and Small Boat Units.

         Our foreign military customers include the air forces of New Zealand, Australia, Thailand, Malaysia, Spain, Belgium, Sweden, Norway, Italy, Sri Lanka, Indonesia, Brazil, Argentina, and Turkey; the navies of Singapore, Thailand, Malaysia, Ecuador, Mexico, Colombia, Spain, Australia, and Japan; the armies of Thailand, Malaysia, Sri Lanka, Colombia, Mexico, Ecuador, Venezuela and Peru.

         MANUFACTURING

         Our manufacturing facilities are located in Los Angeles, California, and are divided into hard and soft armor production areas. Dedicated cells are established for machining, pressing, cutting, molding, lay-up, assembly and creation of the hard armor panels. The soft armor production are has cells for cutting, sewing and packaging. All of our hard armor is manufactured using AoA-designed production molds, which ensure proper fit of each panel into the total ballistic armor kit.

         AoA's entire administrative and manufacturing operations are directed and controlled by procedures conforming to ISO 9001-2000. AoA has been certified as ISO 9001-2000 in December 2003 and was successfully recertified in December 2004.

         COMPETITION

         Aircraft armor competition includes LAST Armor (a division of Foster-Miller, Inc.), Simula Inc. (a subsidiary of Armor Holdings, Inc.), and Protective Materials Company (a division of The Protective Group, Inc.). Military vehicle armor competition includes: O'Gara-Hess & Eisenhardt (a subsidiary of Armor Holdings, Inc.), ArmorWorks Harl Facility, Protective

Materials  Company,  and Ceradyne,  Inc.  Ballistic vests competition  includes:
Point Blank Body Armor, Inc. (a subsidiary of DHB Industries, Inc.), Second Chance Body Armor, Inc., Protective Materials Company, American Body Armor (a subsidiary of Armor Holdings, Inc.), Protech Armor Systems (a subsidiary of Armor Holdings, Inc.) and Safariland, Ltd. (a subsidiary of Armor Holdings, Inc.). Marine armor competition includes Protective Materials Company.

     Vehicle Armoring

         INTRODUCTION

         We specialize in using state-of-the-art lightweight ceramic materials, special ballistic glass and advanced engineering processes to fully armor vans and SUVs through our majority-owned subsidiaries, MDT Protective Industries Ltd., located in Lod, Israel, and MDT Armor Corporation, located in Auburn, Alabama. We are a leading supplier to the Israeli military, Israeli special forces and special services. Our products have been proven in intensive battlefield situations and under actual terrorist attack conditions, and are designed to meet the demanding requirements of governmental and private sector customers worldwide.

         We have acquired many years of battlefield experience in Israel. Our vehicles have provided proven life-saving protection for their passengers in incidents of rock throwing, handgun and assault rifle attack at point-blank range, roadside bombings and suicide bombings. In fact, to our knowledge an MDT-armored vehicle has never experienced bullet penetration into a vehicle cabin under attack. We also use our technology to protect vehicles against vandalism.

         In 2003, we established MDT Armor's operations in a new facility in Auburn, Alabama. Soon thereafter, the United States General Services Administration (GSA) awarded us a five-year contract for vehicle armoring, establishing a pricing schedule for armoring of GM Suburban and Toyota Land Cruiser SUVs and of GM Savana/Express passenger vans. With this contract, these armored vehicles became available for purchase directly by all federal agencies beginning December 1, 2003, and we received our first U.S. orders for vehicle armoring products during 2004.

         THE ARMORING PROCESS

         Armoring a vehicle involves much more than just adding "armor plates." It includes professional and secure installation of a variety of armor components - inside doors, behind dashboards, and all other areas of passenger and engine compartments. We use overlapping sections to ensure protection from all angles, and install armored glass in the windshield and windows. We have developed certain unique features, such as new window operation mechanisms that can raise windows rapidly despite their increased weight, gun ports, run-flat tires, and more. We developed the majority of the materials that we use in-house or in conjunction with Israeli companies specializing in protective materials.

         In order to armor a vehicle, we first disassemble the vehicle and remove the interior paneling, passenger seats, doors, windows, etc. We then fortify the entire body of the vehicle, including the walls, pillars, floors, roof and other critical components, and reinforce the door hinges. We achieve firewall protection from frontal assault with carefully designed overlapping armor. Options, such as air-conditioning, seating modifications and run-flat tires, are also available. We fix the armoring into the shell of the vehicle, ensuring that the installation and finishing is according to the standards set for that particular model. We then reassemble the vehicle as close to its original appearance as possible.

         Once we have ensured full vehicle protection, we place a premium on retaining the original vehicle's look and feel to the extent possible, including enabling full serviceability of the vehicle, thereby rendering the armoring process "invisible." We work with our customers to understand their requirements, and together with the customer develop an optimized armoring solution. A flexible design-to-cost process helps evaluate tradeoffs between heavy and light materials and various levels of protection.

         By working within the vehicle manufacturer's specifications, we maintain stability, handling, center-of-gravity and overall integrity. Our methods minimize impact on payload, and do not obstruct the driver's or passengers' views. In many cases all the original warranties provided by the manufacturer are still in effect.

         ARMORING MATERIALS

         We offer a variety of armoring materials, optimized to the customer's requirements. We use ballistic steel, composite materials (including Kevlar(R), Dyneema(R) and composite armor steel) as well as special ceramics, together with special armored glass. We use advanced engineering techniques and "light" composite materials, and avoid, to the extent possible, using traditional "heavy" materials such as armored steel because of the added weight, which impairs the driving performance and handling of the vehicle. We also sell certain kinds of vehicles pre-armored.

         All materials that we use meet not only international ballistic standards, but also the far more stringent requirements set down by the Israeli military, the Israeli Ministries of Defense and Transport, and the Israel Standards Institute. Our facilities have also been granted the ISO 9001:200 quality standards award.

         PRODUCTS AND SERVICES

         We armor a variety of vehicles for both commercial and military markets.

         In the military market, we armor:

                  >> The David, an Ultra Light Armored Vehicle based on a Land Rover or Mercedes platform;

                  >>       Command  vehicles  (such as the Land  Rover  Defender
                           110); and

                  >>       Pickup trucks such as the Defender 130.

         In the commercial market, we armor:

                  >> Sports utility vehicles (such as the GM Suburban, the Toyota Land Cruiser and the Land Rover Defender);

                  >>       Trucks, such as the Ford F550;

                  >> Passenger vans (such as the Chevrolet Express, the General Motors Savana and the Ford Econoline); and

                  >> Small buses (based on vehicles in the Mercedes-Benz Vario and Sprinter lines).

         In 2004, we began to purchase some types of vehicles and armor them in order to be able to sell pre-armored vehicles.

         SALES, MARKETING AND CUSTOMERS

         Most of our vehicle armoring business has historically come from Israel, although we have armored vehicles under contracts from companies in Yugoslavia, Mexico, Colombia, South Africa, Nigeria and Singapore. Our principal customer at present is the Israeli Ministry of Defense. Other customers include Israeli and American government ministries and agencies, private companies, medical services and private clients. In the United States, we armor vehicles for U.S. operations in Iraq.

         In Israel, we market our vehicle armoring through vehicle importers, both pursuant to marketing agreements and otherwise, and directly to private customers in the public and private sectors. Most sales are through vehicle importers. In the U.S., vehicles are sold to the Army or to businesses operating in Iraq.

         We hold exclusive armoring contracts with Israel's sole General Motors and Chevrolet distributors. This means that these distributors will continue to honor the original vehicle warranty on armored versions of vehicles sold by them only if the armoring was done by us.

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

         Among vehicle manufacturers, Mercedes-Benz has the largest vehicle-armoring market share, estimated in 2003 at around 7% of the global market. Among aftermarket specialists, the largest share of the vehicle-armoring market is held by O'Gara-Hess & Eisenhardt, a subsidiary of Armor Holdings, Inc. Other aftermarket specialists include International Armoring Corp., Lasco, Texas Armoring and Chicago Armor (Moloney). Many of these companies have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours.

         We believe the key factor in our competing successfully in this field will be our ability to penetrate new military and paramilitary markets outside of Israel, particularly those operating in Iraq and Afghanistan.

Battery and Power Systems Division

         We manufacture and sell lithium and Zinc-Air batteries for defense and security products and other military applications and we pioneer advancements in Zinc-Air technology for electric vehicles through our Battery and Power Systems Division. During 2004, 2003 and 2002 revenues from our Battery and Power Systems

Division were approximately $10.5 million, $5.9 million and $1.7 million, respectively (on a pro forma basis, assuming we had owned all components of our Battery and Power Systems Division since January 1, 2002, revenues in 2004, 2003 and 2002 would have been approximately $10.5 million, $10.8 million and $6.5 million, respectively).

     Lithium Batteries and Charging Systems for the Military

         INTRODUCTION

         We sell lithium batteries and charging systems to the military through our subsidiary Epsilor Electronic Industries, Ltd., an Israeli corporation established in 1985 that we purchased early in 2004.

         We specialize in the design and manufacture of primary and rechargeable batteries, related electronic circuits and associated chargers for military applications. We have experience in working with government agencies, the military and large corporations. Our technical team has significant expertise in the fields of electrochemistry, electronics, software and battery design, production, packaging and testing.

         We intend to work to open a lithium battery production, research and development, and marketing facility at our current Auburn premises. The goal is to penetrate the military lithium battery market in the United States, and also enable U.S.-produced lithium batteries to be sold using funding from the Foreign Military Sales (FMS) program to countries such as Israel and Turkey. To facilitate this technology transfer, we have hired Graydon C. Hansen, a seasoned battery industry executive, to preside over the complete Auburn facility.

         PRODUCTS

         We currently produce over 50 different products in the following categories:

                  >>       Primary batteries;

                  >>       Rechargeable batteries;

                  >>       Smart chargers;

                  >>       State of charge indicators; and

                  >>       Control and monitoring battery circuits

         Our lithium batteries are based on commercially-available battery cells that we purchase from several leading suppliers, with proprietary energy management circuitry and software. Our battery packs are designed to withstand harsh environments, and have a track record of years of service in armies worldwide.

         We produce a wide range of primary batteries based on the following chemistries: lithium sulfur dioxide, lithium manganese dioxide and alkaline. The rechargeable battery chemistries that we employ are: nickel cadmium, nickel metal hydride and lithium-ion. We manufacture single and multi-channel smart chargers for nickel cadmium, nickel metal hydride and lithium-ion batteries.

         We have designed a number of sophisticated state of charge indicators. These are employed in our Epsilor products and are also sold as components to other battery pack manufacturers. We also develop and manufacture control systems for high rate primary battery-packs and monitoring systems for rechargeable battery-packs.

         MARKETS/APPLICATIONS

         Our target markets for our lithium batteries are military and security entities seeking high-end solutions for their power source needs. By their nature, the sell-in cycles are long and the resultant entry barriers are high. This is due to the high cost of developing custom designs and the long period needed to qualify any product for military use.

         Our present customers include:

                  >>       Armed forces in the Middle East and Asia;

                  >>       Military original equipment manufacturers (OEMs); and

                  >>       Various battery manufacturers.

         COMPETITION

         The main competitors for our lithium battery products are Bren-tronics Inc. in the United States, which controls much of the U.S. rechargeable market, AEA Battery Systems (a wholly owned subsidiary of AEA Technology plc) in the United Kingdom, which has the majority of the English military market, and Ultralife Batteries, Inc. On the primary end of the market there are a host of players who include the cell manufacturers themselves, including Saft S.A. and Ultralife Batteries, Inc.

         It should be noted that a number of OEMs, such as Motorola, have internal engineering groups that can develop competitive products in-house. However, on many occasions they outsource such activities in order to stabilize their staffing level.

         MARKETING

         We market to our existing customers through direct sales. To generate new customers and applications, we rely on our working relationship with a selection of OEMs, with the intent of having these OEMs design our products into their equipment, thereby creating a market with a high entry barrier. Another avenue for market entry is via strategic relationships with major cell manufacturers.

         MANUFACTURING

         Our battery production lines for military batteries and chargers have been ISO-9001 certified since 1994. We believe that Epsilor's 19,000 square foot facility in Dimona, Israel has the necessary capabilities and operations to support our production cycle.

     Zinc-Air Fuel Cells, Batteries and Chargers for the Military

         INTRODUCTION

         We base our strategy in the field of Zinc-Air military batteries on the development and commercialization of our Zinc-Air fuel cell technology, as applied in the batteries we produce for the U.S. Army's Communications and Electronics Command (CECOM) through our subsidiary Electric Fuel Battery

Corporation. We will continue to seek new applications for our technology in defense projects, wherever synergistic technology and business benefits may exist. We intend to continue to develop our battery products for defense agencies, and plan to sell our products either directly to such agencies or through prime contractors. We will also look to extend our reach to military markets outside the United States.

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

         In the second half of 2002, our five-year program with CECOM to develop a Zinc-Air battery for battlefield power culminated in the assignment of a National Stock Number and a $2.5 million delivery order for the newly designated BA-8180/U battery. Subsequent to this initial $2.5 million delivery order, we received additional follow-on orders from the Army.

         Our batteries have been used in both Afghanistan (Operation Enduring Freedom) and in Iraq (Operation Iraqi Freedom). In June of 2004, our BA-8180 Zinc-Air battery was recognized by the U.S Army Research, Development and Engineering Command as one of the top ten inventions of 2003.

         Our Zinc-Air fuel cells, batteries and chargers for the military are manufactured through our Electric Fuel Battery Corporation subsidiary. In 2003, our EFB facilities were granted ISO 9001 "Top Quality Standard" certification.

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

                  8140/U

         The BA-8140/U is a new product that is presently being qualified and that has begun to generate initial sales. The BA-8140/U is a smaller version of our 8180/U, which we developed at the request of CECOM. It is approximately half the size, weight and capacity of our 8180/U, and is appropriate for smaller hand-held communications devices.

                  Adapters

         The BA-8180/U is a battery, but in order to connect it or the 8140/U to a specific piece of equipment, an adapter must be used. In order to provide compatibility between the battery and various items of military equipment, we supply various types of electrical interface adapters for the BA-8180/U and the 8140/U, including equipment-specific adapters for the AN/PRC-119 SINCGARS and SINCGARS ASIP tactical radio sets, and a generic interface for items of equipment that were designed to interface with a BA-5590 or equivalent battery. Each of the three interfaces was also assigned a national stock number (NSN) by CECOM. In addition, we are in the process of adding four more electrical interfaces. These will address various applications, including other radios, night vision, missile launchers and chemical detectors.

                  Hybrids

         We have also developed interface adapters for other items of equipment which require higher power than the BA-8180/U can provide by itself. For example, we have developed a hybrid battery system comprising a BA-8180/U battery pack and two small rechargeable lead-acid packs. Even with the weight of the lead-acid batteries, this hybrid system powers a satellite communications terminal for significantly longer than an equivalent weight of BA-5590 LiSO2 battery packs. We have also developed a hybrid system that incorporates ultracapacitors.

                  Forward Field Chargers

         One of the initial goals to develop high energy density and power density Zinc-Air batteries was to deploy them as forward field chargers. It was envisioned that a man portable power pack would be required by the dismounted soldier to charge the range of rechargeable batteries now proliferating in the military. A high efficiency forward field charger has been developed which enables either a BB-390/U (NiMH) or a BB-2590/U (Li-ion) to receive multiple charges from a single BA-8180/U. We are also in the process of developing a forward field charger for the CSEL survival radio.

              Other Zinc-Air Products

         A fourth generation of Zinc-Air products is being developed for applications where volume is critical, and/or where the power to energy ratio needs to be significantly higher than that of the BA-8180/U. These "Gen4" Zinc-Air products consist of an air cathode folded around a zinc electrode. Gen4 was originally developed for the Marine Corps Dragon Eye UAV, which requires up to 200 W from a battery that fits into its sleek fuselage and which weighs less than one kilogram. Along the way, it was recognized that the Gen4 design could be applied to other battery missions requiring high power as well as energy density, such as Land Warrior and Objective Force Warrior soldier systems, where up to 300 Wh of energy are required of a 24 hour battery that must be worn conformably, at minimal weight. For these systems the battery currently limits functionality, and Gen4 zinc-air may be the enabling technology. During 2004, we were awarded $1 million of congressional funds and CECOM funding for the first phase of a three-phase BAA (Broad Agency Announcement, which is a simplified form of government solicitation for basic research and development) to develop this technology.

         We are currently under contract, the second of its kind, with a U.S. agency, and a multi-year program with an Israeli security agency, to demonstrate the feasibility of Zinc-Air batteries for both unmanned aerial vehicles (UAV) and micro-air vehicles (MAV) platforms, respectively. Flights have been demonstrated with a 50W, 200Wh/kg battery for a 500g MAV.

         MARKETS/APPLICATIONS

         Being an external alternative to the popular lithium based BA-5590/U, the BA-8180 can be used in many applications operated by the 5590. The BA-8180/U can be used for a variety of military applications, including:

                >>       Tactical radios
                >>       SIGINT systems
                >>       Training systems
                >>       SATCOM radios
                >>       Nightscope power
                >>       Guidance systems
                >>       Surveillance systems
                >>       Sensors

         CUSTOMERS

         The principal customer for our Zinc-Air batteries during 2004 was the U.S. Army's Communications-Electronics Command (CECOM).

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

         The most popular competing primary battery in use by the US Armed Forces is the BA-5590, which uses lithium-sulfur dioxide (LiSO2) cells. The largest suppliers of LiSO2 batteries to the US military are believed to be Saft America Inc. and Eagle Picher Technologies LLC. The battery compartment of most military communications equipment, as well as other military equipment, is designed for the x90 family of batteries, of which the BA-5590 battery is the most commonly deployed. Another primary battery in this family is the BA-5390, which uses lithium-manganese dioxide (LiMnO2) cells. Suppliers of LiMnO2 batteries include Ultralife Batteries Inc., Saft and Eagle Picher.

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

         MANUFACTURING

         We have established a battery factory for EFB at our new location in Auburn, Alabama, where we have leased 15,000 square feet of light industrial space from the city of Auburn. We also have production capabilities for some battery components at the facility of EFL in Beit Shemesh, Israel. Both the facilities in Auburn and those in Beit Shemesh have received ISO 9001 "Top Quality Standard" certification.

     Electric Vehicles

         INTRODUCTION

         We believe that electric buses represent a particularly important market for electric vehicles in the United States. An all-electric, full-size bus powered by the Electric Fuel system can provide to transit authorities a full day's operating range for both heavy duty city and suburban routes in all weather conditions. We conduct our electric vehicle activities through our subsidiary Electric Fuel Ltd.

         THE ELECTRIC FUEL ZINC-AIR ENERGY SYSTEM FOR ELECTRIC VEHICLES

         The Electric Fuel Zinc-Air Energy System consists of:

                  >> an in-vehicle, Zinc-Air fuel cell unit consisting of a series of Zinc-Air cells and refuelable zinc-fuel anode cassettes using commercially-available zinc;

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

     Lifejacket Lights

         PRODUCTS

         In 1996, we began to produce and market lifejacket lights built with our patented magnesium-cuprous chloride batteries, which are activated by immersion in water (water-activated batteries), for the aviation and marine safety and emergency markets. Additionally, in 2004 we added two new models to our line of lifejacket light, based on lithium batteries. At present we have a product line consisting of seven lifejacket light models, five for use with marine life jackets and two for use with aviation life vests, all of which work in both freshwater and seawater. Each of our lifejacket lights is certified for use by relevant governmental agencies under various U.S. and international regulations. We manufacture, assemble and package all our lifejacket lights through EFL in our factory in Beit Shemesh, Israel.

         MARKETING

         We market our marine safety products through our own network of distributors in Europe, the United States, Asia and Oceania. We market our lights to the commercial aviation industry through The Burkett Company of Houston, Texas, which receives a commission on sales.

         COMPETITION

         Two  of  the  largest  manufacturers  of  aviation  and  marine  safety products, including TSO and SOLAS-approved lifejacket lights, are ACR Electronics Inc. of Hollywood, Florida, and Pains Wessex McMurdo Ltd. of England. Other significant competitors in the marine market include Daniamant Aps of Denmark, and SIC of Italy.

Backlog

We generally sell our products under standard purchase orders. Orders constituting our backlog are subject to changes in delivery schedules and are typically cancelable by our customers until a specified time prior to the scheduled delivery date. Accordingly, our backlog is not necessarily an accurate indication of future sales. As of December 31, 2004 and 2003, our backlog for the following years was approximately $25.0 million and $17.2 million, respectively, divided among our divisions as follows (backlog attributable to subsidiaries acquired after December 31, 2003 is given as it stood at such date in the books of the seller, prior to the acquisition):

                   Division                            2004                2003
-------------------------------------------------------------------  ------------------
Simulation and Security Division...............  $     12,691,000     $     6,600,000
Battery and Power Systems Division.............         8,325,000           9,630,000
Armor Division.................................         4,002,000             931,000
                                                -------------------  ------------------
     TOTAL: ...................................  $     25,018,000     $    17,161,000
                                                ===================  ==================

Major Customers

         During 2004, including all of our divisions, Bechtel Corporation accounted for approximately 24% of our revenues and various branches of the United States military accounted for approximately 13% of our revenues.

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

Research and Development

         Research and development is conducted by IES in Denver, Colorado; by FAAC in Ann Arbor, Michigan; by EFB in Auburn, Alabama; by Epsilor in Dimona, Israel; and by EFB and EFL in Beit Shemesh, Israel. During the years ended December 31, 2004, 2003 and 2002, our gross research and product development expenditures were approximately $1.7 million, $1.1 million and $2.2 million, respectively, including research and development in discontinued operations. During these periods, the Office of the Chief Scientist of the Israel Ministry of Industry and Trade (the "Chief Scientist") participated in our research and development efforts relating to our consumer battery business, thereby reducing our gross research and product development expenditures in the amounts of approximately $0, $26,000 and $49,000 for the years 2004, 2003 and 2002, respectively.

         EFL has certain contingent royalty obligations to Chief Scientist and the Israel-U.S. Binational Industrial Research and Development Foundation (BIRD, which apply (in respect of continuing operations) only to our Electric Vehicle program. As of December 31, 2004, our total outstanding contingent liability in this connection was approximately $10.9 million.

Employees

         As of February 28, 2005, we had 291 full-time employees worldwide. Of these employees, 4 hold doctoral degrees and 21 hold other advanced degrees. Of the total, 33 employees were engaged in product research and development, 199 were engaged in production and operations, 16 were engaged in marketing and sales, and 43 were engaged in general and administrative functions. Our success will depend in large part on our ability to attract and retain skilled and experienced employees.

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

ITEM 2. PROPERTIES

         Our world headquarters has been re-located to our Auburn, Alabama facility, constituting approximately 30,000 square feet, which is leased from the City of Auburn through December 2005, and for another three years thereafter at a 10% rent increase.

         Our management and administrative facilities and research, development and production facilities for the manufacture and assembly of our Survivor Locator Lights, constituting approximately 18,300 square feet, are located in Beit Shemesh, Israel, located between Jerusalem and Tel-Aviv (within Israel's pre-1967 borders). The lease for these facilities in Israel expires on December

31, 2007; we have the ability to terminate the lease every two years upon three months' written notice. Moreover, we may terminate the lease at any time upon twelve months written notice. Most of the members of our senior management, including our Chief Executive Officer, our Chief Operating Officer, and our Chief Financial Officer, work extensively out of our Beit Shemesh facility.

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

         Our FAAC subsidiary rents approximately 17,800 square feet of office and warehouse space in Ann Arbor, Michigan, pursuant to a lease expiring in February 2010.

         Our MDT subsidiary rents approximately 20,000 square feet of office space in Lod, Israel, near Ben-Gurion International airport (within Israel's pre-1967 borders) pursuant to a lease renewable on an annual basis.

         We also have approximately 1,100 square feet at our former headquarters at 250 West 57th Street in New York City, pursuant to an agreement of lease expiring in June 2009. We are attempting to sublease this space, which will require our landlord's consent. No assurance can be given that we will find someone to sublease this space or that our landlord's consent to a sublease will be forthcoming.

         We believe that our existing facilities are adequate to meet our current and foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS

         As of the date of this filing, there were no material pending legal proceedings against us, except as follows:

         In December 2004, AoA filed an action in the United States Court of Federal Claims against the United States Naval Air Systems Command (NAVAIR), seeking approximately $2.2 million in damages for NAVAIR's alleged improper termination of a contract for the design, test and manufacture of a lightweight armor replacement system for the United States Marine Corps CH-46E rotor helicopter. NAVAIR, in its answer, counterclaimed for approximately $2.1 million in alleged reprocurement and administrative costs.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held a Special Meeting of Stockholders on December 14, 2004. At that meeting, the stockholders voted on the following matters with the following results:

1. Ratifying, for purposes of NASD Marketplace Rule 4350(i)(1)(C)(ii), the issuance in July 2004 of five-year warrants to purchase up to 8,717,265 shares of Arotech Corporation common stock at a price of $1.38 per share:

           Votes For      Votes Against      Abstentions    Shares Not Voting
           ---------      -------------      -----------    -----------------
          12,922,150        3,486,253          203,444         56,597,504

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock is traded on the Nasdaq National Market. Our Nasdaq ticker symbol is currently "ARTX"; prior to February 2003, our Nasdaq ticker symbol was "EFCX." The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock on the Nasdaq National Market System:

Year Ended December 31, 2004                    High        Low
                                                ----        ---
    Fourth Quarter..........................  $   2.16    $   1.50
    Third Quarter...........................  $   2.14    $   1.18
    Second Quarter..........................  $   4.34    $   1.90
    First Quarter...........................  $   2.53    $   1.65

Year Ended December 31, 2003                    High        Low
                                                ----        ---
    Fourth Quarter..........................  $   2.86    $   1.28
    Third Quarter...........................  $   1.62    $   0.81
    Second Quarter..........................  $   1.19    $   0.49
    First Quarter...........................  $   0.66    $   0.43

         As of February 28, 2005 we had approximately 322 holders of record of our common stock.

Dividends

         We have never paid any cash dividends on our common stock. The Board of Directors presently intends to retain all earnings for use in our business. Any future determination as to payment of dividends will depend upon our financial condition and results of operations and such other factors as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

     Issuance of Restricted Stock to Certain Employees

         In October 2004, we granted a total of 430,000 shares of our common stock as stock bonuses to two employees. Under the terms of this grant, the sale or other transfer of these shares is restricted for a period of two years from the date of grant, and such shares automatically return to us if the employee leaves our employ during such two-year period under circumstances that would not entitle the employee to statutory severance under Israeli law (generally, resignation without good cause or dismissal with good cause).

         In December 2004, we granted a total of 310,000 shares of our common stock as stock bonuses to five employees. Under the terms of this grant, the sale or other transfer of these shares is restricted for a period of two years from the date of grant, and such shares automatically return to us if the employee leaves our employ during such two-year period under circumstances that would not entitle the employee to statutory severance under Israeli law (generally, resignation without good cause or dismissal with good cause).

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

     Issuance of Stock to a Charity

         In December 2004, we donated 40,000 shares of our common stock to a charitable organization recognized by the Internal Revenue Service as tax-exempt under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial information set forth below with respect to the consolidated statement of operations for each of the five fiscal years in the period ended December 31, 2004, and with respect to the balance sheets at the end of each such fiscal year has been derived from our consolidated financial statements.

         The results of operations, including revenue, operating expenses, and financial income, of the consumer battery segment for the years ended December 31, 2003, 2002, 2001 and 2000 have been reclassified in the accompanying
statements  of  operations  as   discontinued   operations.   Our   accompanying
consolidated balance sheets at December 31, 2003, 2002, 2001 and 2000 give effect to the assets of the consumer battery business as discontinued operations within current assets and liabilities. Thus, the financial information presented herein includes only continuing operations.

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


                                                                             Year Ended December 31,
                                                  ------------------------------------------------------------------------------
                                                  --------------- --------------- -------------- --------------- ---------------
                                                       2000            2001           2002            2003**           2004
                                                       ----            ----           ----            ----             ----
                                                                  (dollars in thousands, except per share data)
Statement of Operations Data:
Revenues........................................    $    1,490      $    2,094      $    6,407     $   17,326      $   49,954
                                                    ----------      -----------     ----------     ----------      ----------
Research and development expenses and costs of
  revenues......................................         1,985           2,448           5,108         12,141          35,742
Selling, general and administrative expenses
  and their impairment and amortization of
  intangible assets.............................         3,434           3,934           5,982         10,255          18,394
                                                    ----------      ----------      ----------     -----------     ----------
Operating loss..................................        (3,929)         (4,288)         (4,683)        (5,070)         (4,182)
Financial income (expenses), net................           544             263             100          4,039           4,229
                                                    ----------      ----------      ----------     ----------      ----------
Loss before minority interest in (loss)
  earnings of subsidiary and tax expenses.......        (3,385)         (4,026)         (4,583)        (9,109)         (8,411)
Taxes on income.................................             -               -               -           (396)           (586)
Minority interest in (loss) earnings of
  subsidiary....................................             -               -            (355)           157             (45)
                                                    ----------      ----------      -----------    ----------      -----------
Loss from continuing operations.................        (3,385)         (4,026)         (4,938)        (9,348)         (9,042)
Income (loss) from discontinued operations......        (8,596)        (13,261)        (13,566)           110               -
                                                    -----------     -----------     -----------    ----------      ----------
Net loss for the period.........................       (11,981)        (17,287)        (18,504)        (9,238)         (9,042)
Deemed dividend to certain stockholders of
  common stock..................................             -          (1,197)              -           (350)         (3,329)
                                                    ----------      -----------     ----------     -----------     -----------
Net loss attributable to stockholders of common
  stock ........................................    $  (11,981)     $  (18,483)     $  (18,504)    $   (9,588)     $  (12,371)
                                                    ===========     ===========     ===========    ===========     ===========
Basic and diluted net loss per share from
  continuing operations.........................    $    (0.18)     $    (0.21)     $    (0.15)    $    (0.24)     $    (0.13)
                                                    ===========     ===========     ===========    ===========     ===========
Loss per share for combined operations..........    $    (0.62)     $    (0.76)     $    (0.57)    $    (0.25)     $    (0.18)
                                                    ===========     ===========     ===========    ===========     ===========
Weighted average number of common shares used
  in computing basic and diluted net loss per
  share (in thousands)..........................        19,243          24,200          32,382         38,890          69,933

                                                                               As At December 31,
                                                  ------------------------------------------------------------------------------
                                                  --------------- --------------- -------------- --------------- ---------------
                                                       2000            2001           2002            2003**          2004
                                                       ----            ----           ----            ------          ----
                                                  ------------------------------------------------------------------------------
                                                                             (dollars in thousands)
Balance Sheet Data:
Cash, cash equivalents, investments in
  marketable debt securities and restricted
  collateral deposits...........................    $   11,596      $   12,672      $    2,091     $   14,391      $   13,832
Receivables and other assets*...................        13,771          11,515           7,895          8,898          25,746
Property and equipment, net of depreciation.....         2,289           2,221           2,555          2,293           4,601
Goodwill and other intangible assets, net.......             -               -           7,522          7,440          54,113
                                                    ----------      ----------      ----------     ----------      ----------
Total assets....................................    $   27,656      $   26,408      $   20,063     $   33,022      $   98,292
                                                    ==========      ==========      ==========     ==========      ==========
Current liabilities*............................    $    4,787      $    3,874      $    7,272     $    6,710      $   26,381
Long-term liabilities***........................         2,791           3,126           3,753          4,686           6,438
Stockholders' equity............................        20,078          19,408           9,038         21,626          65,473
                                                    ----------      ----------      ----------     -----------     ----------
Total liabilities and stockholders equity*......    $   27,656      $   26,408      $   20,063     $   33,022      $   98,292
                                                    ==========      ==========      ==========     ==========      ==========

------------------------------------
  *Includes assets and liabilities, as applicable, from discontinued operations. **Restated (see Note 1.b. of Notes to Consolidated Financial Statements).
 ***Includes minority interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

General

         We are a defense and security products and services company, engaged in three business areas: interactive simulation for military, law enforcement and commercial markets; batteries and charging systems for the military; and high-level armoring for military, paramilitary and commercial vehicles. Until September 17, 2003, we were known as Electric Fuel Corporation. We operate in three business units:

         >> we develop, manufacture and market advanced hi-tech multimedia and interactive digital solutions for use-of-force and driving training of military, law enforcement, security and other personnel, as well as offering security consulting and other services (our Simulation, Security and Consulting Division);

         >> we manufacture aviation armor and we utilize sophisticated lightweight materials and advanced engineering processes to armor vehicles (our Armoring Division); and

         >> we manufacture and sell Zinc-Air and lithium batteries for defense and security products and other military applications and we pioneer advancements in Zinc-Air battery technology for electric vehicles (our Battery and Power Systems Division).

         During 2004, we acquired three new businesses: FAAC Corporation, located in Ann Arbor, Michigan, which provides simulators, systems engineering and software products to the United States military, government and private industry (which we have placed in our Simulation and Security Division); Epsilor Electronic Industries, Ltd., located in Dimona, Israel, which develops and sells rechargeable and primary lithium batteries and smart chargers to the military and to private industry in the Middle East, Europe and Asia (which we have placed in our Battery and Power Systems Division); and Armour of America, Incorporated, located in Los Angeles, California, which manufacturers aviation armor both for helicopters and for fixed wing aircraft, marine armor, personnel armor, armoring kits for military vehicles, fragmentation blankets and a unique ballistic/flotation vest (ArmourFloat) that is U.S. Coast Guard-certified, which we have placed in our Armor Division. Prior to the acquisition of FAAC and Epsilor, we were organized into two divisions: Defense and Security Products (consisting of IES, MDT and MDT Armor), and Electric Fuel Batteries (consisting of EFL and EFB). Our financial results for 2003 do not include the activities of FAAC, Epsilor or AoA and therefore are not directly comparable to our financial results for 2004.

     Restatement of Previously-Issued Financial Statements

         During our management's review of our interim financial statements for the period ended September 30, 2004, we, after discussion with and based on a new and revised review of accounting treatment by our independent auditors, conducted a comprehensive review of the re-pricing of warrants and grant of new warrants to certain of our investors and others during the years 2004 and 2003. As a result of that review, we, upon recommendation of our management and with the approval of the Audit Committee of our Board of Directors after discussion with our independent auditors, reconsidered the accounting related to these transactions and reclassified certain expenses as a deemed dividend, a non-cash item, instead of as general and administrative expenses due to the recognition of these transactions as capital transactions that should not be expensed. These restatements did not affect our balance sheet, shareholders' equity or cash flow statements. In addition and as a result of the remeasurement described above, we have reviewed assumptions used in the calculation of fair value of all warrants granted during the year 2003. As a result of this comprehensive review, we have decreased general and administrative expenses in the amount of $150,000, related to errors found in the valuation of warrants granted in the litigation settlement described in Note 14.f.6. of the Notes to Consolidated Financial Statements for the year ended December 31, 2004.

         In addition, during our management's review of our interim financial statements for the period ended September 30, 2004, we also reviewed our calculation of amortization of debt discount attributable to the beneficial conversion feature associated with our convertible debentures. As a result of this review, we found errors which increased our financial expenses in the amount of $568,000 for the year ended December 31, 2003. The errors were related to the amortization of debt discount attributable to the warrants and the related convertible debentures, whereby we understated the amount of amortization for the year ended December 31, 2003 attributable to certain of the convertible debentures.

         Similar errors were also noted in our interim financial statements in the three-month period ended June 30, 2003, the nine-month period ended September 30, 2003, and the three- and six-month periods ended March 31 and June 30, 2004.

         The impacts of these restatements with respect to the year ended December 31, 2003 are summarized below:

Statement of Operations Data:

                                                             For the Year ended December 31, 2003
                                                  -----------------------------------------------------------
                                                     Previously
                                                       Reported           Adjustment          As Restated
                                                  -----------------    -----------------    -----------------
General and administrative expenses..............  $    6,196,779       $     (338,903)      $    5,857,876
Operating loss...................................       5,408,932             (338,903)           5,070,029
Financial expenses, net..........................       3,470,459              568,250            4,038,709

Loss from continuing operations..................       9,118,684              229,347            9,348,031
                                                  -----------------    -----------------    -----------------
Net loss.........................................       9,008,274              229,347            9,237,621
Deemed dividend to certain stockholders of
   common stock.................................                -              350,000              350,000
                                                  -----------------    -----------------    -----------------
Net loss attributable to common stockholders.....  $    9,008,274       $      579,347       $    9,587,621
                                                  =================    =================    =================

Basic and diluted net loss per share from
  continuing operations..........................  $     0.23           $     0.01           $     0.24
                                                  =================    =================    =================
Basic and diluted net loss per share.............  $     0.23           $     0.02           $     0.25
                                                  =================    =================    =================

Balance Sheet Data:

                                                             As of December 31, 2003
                                      -----------------------------------------------------------------------
                                      Previously Reported           Adjustment              As Restated
                                      ---------------------    ---------------------    ---------------------
Other accounts payable and accrued     $      4,180,411         $      (150,000)         $      4,030,411
   expenses..........................
Total current liabilities............         6,859,752                (150,000)                6,709,752
Convertible debenture................           881,944                 568,250                 1,450,194
Total long term liabilities..........         4,066,579                 568,250                 4,634,829

Additional paid in capital...........       135,891,316                (188,903)              135,702,413
Accumulated deficit..................      (109,681,893)               (229,347)             (109,911,240)
Total shareholders' equity...........        22,044,127                (418,250)               21,625,877

Cash Flow Data:

                                                             For the Year ended December 31, 2003
                                                  -----------------------------------------------------------
                                                      Previously
                                                       Reported           Adjustment          As Restated
                                                  -----------------    -----------------    -----------------
Net loss.........................................  $    9,008,274       $      229,347       $    9,237,621
Stock based compensation related to repricing of
  warrants granted to investors and the grant of
  new warrants...................................         388,403             (188,903)             199,500
Increase in other accounts payable and accrued
  expenses.......................................       1,827,668             (150,000)           1,677,668

Amortization of compensation related to
  beneficial conversion feature and warrants
  issued to holders of convertible debentures....       3,359,987              568,250            3,928,237

Critical Accounting Policies

         The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for bad debts, inventory, contingencies and warranty reserves, impairment of intangible assets and goodwill. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results may differ from these estimates.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

         A portion of our revenue is derived from license agreements that entail the customization of FAAC's simulators to the customer's specific requirements. Revenues from initial license fees for such arrangements are recognized in accordance with Statement of Position 81-1 "Accounting for Performance of Construction - Type and Certain Production - Type Contracts" based on the percentage of completion method over the period from signing of the license through to customer acceptance, as such simulators require significant modification or customization that takes time to complete. The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared with the total estimated project requirement, which corresponds to the costs related to earned revenues.
Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management.

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

         We account for our other revenues from IES simulators in accordance with the provisions of SOP 97-2, "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants and as amended by SOP 98-4 and SOP 98-9 and related interpretations. We exercise judgment and use estimates in connection with the determination of the amount of software license and services revenues to be recognized in each accounting period.

         We assess whether collection is probable at the time of the transaction based on a number of factors, including the customer's past transaction history and credit worthiness. If we determine that the collection of the fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon the receipt of cash.

     Allowance for Doubtful Accounts

         We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables. In determining the provision, we analyze our historical collection experience and current economic trends. We reassess these allowances each accounting period. Historically, our actual losses and credits have been consistent with these provisions. If actual payment experience with our customers is different than our estimates, adjustments to these allowances may be necessary resulting in additional charges to our statement of operations.

     Accounting for Income Taxes

         Significant judgment is required in determining our worldwide income tax expense provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment and segregation of foreign and domestic income and expense to avoid double taxation. Although we believe that our estimates are reasonable, the final tax outcome of these matters may be different than that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income (loss) in the period in which such determination is made.

         We have provided a valuation allowance on the majority of our net deferred tax assets, which includes federal and foreign net operating loss carryforwards, because of the uncertainty regarding their realization. Our accounting for deferred taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"), involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance was required, we primarily considered such factors as our history of operating losses and expected future losses in certain jurisdictions and the nature of our deferred tax assets. The Company and its subsidiaries provide valuation allowances in respect of deferred tax assets resulting principally from the carryforward of tax losses. Management currently believes that it is more likely than not that the deferred tax regarding the carryforward of losses and certain accrued expenses will not be realized in the foreseeable future. The company does not provide for US Federal Income taxes on the undistributed earnings of its foreign subsidiaries because such earnings are re-invested and, in the opinion of management, will continue to be re-invested indefinitely.

         In addition, we operate within multiple taxing jurisdictions and may be subject to audits in these jurisdictions. These audits can involve complex issues that may require an extended period of time for resolution. In management's opinion, adequate provisions for income taxes have been made.

     Inventories

         Our policy for valuation of inventory and commitments to purchase inventory, including the determination of obsolete or excess inventory, requires us to perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, valuation of existing inventory, as well as product lifecycle and product development plans. The estimates of future demand that we use in the valuation of inventory are the basis for our revenue forecast, which is also used for our short-term manufacturing plans. Inventory reserves are also provided to cover risks arising from slow-moving items. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. We may be required to record additional inventory write-down if actual market conditions are less favorable than those projected by our management. For fiscal 2004, no significant changes were made to the underlying assumptions related to estimates of inventory valuation or the methodology applied.

     Goodwill

         Under Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests based on estimated fair value in accordance with SFAS 142.

         In June 2004, we completed our annual impairment test and assessed the carrying value of goodwill as required by SFAS 142. The goodwill impairment test compared the carrying value of the Company's reporting units with the fair value at that date. Because the market capitalization exceeded the carrying value significantly, no impairment arose.

         We determine fair value using discounted cash flow analysis. This type of analysis requires us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. In assessing the recoverability of our goodwill, we may be required to make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This process is subjective and requires judgment at many points throughout the analysis. If our estimates or their related assumptions change in subsequent periods or if actual cash flows are below our estimates, we may be required to record impairment charges for these assets not previously recorded.

     Other Intangible Assets

         Other intangible assets are amortized to the Statement of Operations over the period during which benefits are expected to accrue, currently estimated at two to ten years.

         We recorded a $320,000 impairment charge in 2004 in respect of certain technology acquired from Bristlecone in 2003.

         The determination of the value of such intangible assets requires us to make assumptions regarding future business conditions and operating results in order to estimate future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we could be required to record additional impairment charges.

     Contingencies

         We are from time to time involved in legal proceedings and other claims. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. We have not made any material changes in the accounting methodology used to establish our self-insured liabilities during the past three fiscal years.

         A determination of the amount of reserves required, if any, for any contingencies are made after careful analysis of each individual issue. The required reserves may change due to future developments in each matter or changes in approach, such as a change in the settlement strategy in dealing with any contingencies, which may result in higher net loss.

         If  actual  results  are  not  consistent   with  our  assumptions  and
judgments, we may be exposed to gains or losses that could be material.

     Warranty Reserves

         Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically twelve months from the date of shipment to the end user customer. For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Factors that may impact our warranty costs in the future include our reliance on our contract manufacturer to provide quality products and the fact that our products are complex and may contain undetected defects, errors or failures in either the hardware or the software.

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

Recent Developments

     CECOM IDIQ Order

         In March 2005 we received a new Firm Fixed Price, Indefinite Delivery, Indefinite Quantity (IDIQ) order from the U.S. Army's Communications Electronic Command (CECOM) to supply up to $24 million in zinc-air batteries and adaptors to the Department of Defense over the next three years. Under the new contract, EFB will be enabled to deliver the BA-8180/U zinc-air battery and the three existing interface adapters. In addition, a new battery, the BA-8140/U, and four new adapters are included in this contract and have been ordered for First Article Testing (FAT).

Executive Summary

         The  following   executive  summary  includes  discussion  of  our  new
subsidiaries, FAAC Incorporated, Epsilor Electronic Industries, Ltd. and Armour of America Incorporated, that we purchased in 2004.
     Divisions and Subsidiaries

         We operate primarily as a holding company, through our various subsidiaries, which we have organized into three divisions. Our divisions and subsidiaries (all 100% owned, unless otherwise noted) are as follows:

         >> Our Simulation, Security and Consulting Division, consisting of:

                  o FAAC Incorporated, located in Ann Arbor, Michigan, which provides simulators, systems engineering and software products to the United States military, government and private industry ("FAAC"); and

                  o IES Interactive Training, Inc., located in Littleton, Colorado, which provides specialized "use of force" training for police, security personnel and the military ("IES").

         >>       Our Armor Division, consisting of:

                  o Armour of America, located in Los Angeles, California, which manufacturers ballistic and fragmentation armor kits for rotary and fixed wing aircraft, marine armor, personnel armor, military vehicles and architectural applications, including both the LEGUARD Tactical Leg Armor and the Armourfloat Ballistic Floatation Device, which is a unique vest that is certified by the U.S. Coast Guard ("AoA");

                  o MDT Protective Industries, Ltd., located in Lod, Israel, which specializes in using state-of-the-art lightweight ceramic materials, special ballistic glass and advanced engineering processes to fully armor vans and SUVs, and is a leading supplier to the Israeli military, Israeli special forces and special services ("MDT") (75.5% owned); and

                  o MDT Armor Corporation, located in Auburn, Alabama, which conducts MDT's United States activities ("MDT Armor") (88% owned).

         >>       Our Battery and Power Systems Division, consisting of:

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

     Overview of Results of Operations

         We incurred significant operating losses for the years ended December 31, 2004, 2003 and 2002. While we expect to continue to derive revenues from the sale of products that we manufacture and the services that we provide, there can be no assurance that we will be able to achieve or maintain profitability on a consistent basis.

         During 2003 and 2004, we substantially increased our revenues and reduced our net loss, from $18.5 million in 2002 to $9.2 million in 2003 to $9.0 million in 2004. This was achieved through a combination of cost-cutting measures and increased revenues, particularly from the sale of Zinc-Air batteries to the military and from sales of products manufactured by the subsidiaries we acquired in 2002 and 2004.

         We succeeded during 2004 in moving Arotech to a positive EBITDA situation, for the first time in our history. We are focused on continuing this success in 2005 and beyond, and ultimately on achieving profitability. In this connection, we note that most of our business lines historically have had weaker first halves than second halves, and weaker first quarters than second quarters. We expect this to be the case for 2005 as well.

         A portion of our operating loss during 2004 and 2003 arose as a result of non-cash charges. These charges were primarily related to our acquisitions, financings and issuances of restricted shares and options to employees. Because we anticipate continuing certain of these activities during 2005, we expect to continue to incur such non-cash charges in the future.

         ACQUISITIONS

         In acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill, Amortization of intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of intangible assets in the amount of a fraction (based on the useful life of the intangible assets) of the amount recorded as intangible assets. Such amortization charges will continue during 2005. We are required to review intangible assets for impairment whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that intangible asset has been impaired, we must record the impairment charge in our statement of operations.

         In the case of goodwill, the assets recorded as goodwill are not amortized; instead, we are required to perform an annual impairment review. If we determine, through the impairment review process, that goodwill has been impaired, we must record the impairment charge in our statement of operations.

         As a result of the application of the above accounting rule, we incurred non-cash charges for amortization of intangible assets and impairment in the amount of $2.8 million during 2004. See "Critical Accounting Policies - Other Intangible Assets," above.

         FINANCINGS

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

         As a result of the application of the above accounting rule, we incurred non-cash charges related to amortization of debt discount attributable to beneficial conversion feature in the amount of $4.1 million during 2004.

         Additionally, in an effort to improve our cash situation and our shareholders' equity, and in order to reduce the number of our outstanding warrants, during 2003 and 2004 we induced holders of certain of our warrants to exercise their warrants by lowering the exercise price of the warrants to approximately market value in exchange for immediate exercise of such warrants, and by issuing to such investors a lower number of new warrants at a higher exercise price. Under such circumstances, we record a deemed dividend in an amount determined based upon the fair value of the new warrants. As and to the extent that we engage in similar warrant repricings and issuances in the future, we would incur similar non-cash charges.

         As a result of the application of the above accounting rule, we recorded a deemed dividend related to warrants repricing and grant of new warrants in the amount of $3.3 million during 2004.

         RESTRICTED SHARE AND OPTION ISSUANCES

         During 2004, we issued restricted shares to certain of our employees. These shares were issued as stock bonuses, and are restricted for a period of two years from the date of issuance. Relevant accounting rules provide that the aggregate amount of the difference between the purchase price of the restricted shares (in this case, generally zero) and the market price of the shares on the date of grant is taken as a general and administrative expense, amortized over the life of the period of the restriction.

         Additionally, during 2003 and 2004 we issued options to employees that were subject to shareholder approval of a new stock option plan. While the options were issued at the market price of our stock on the respective dates of issuance, they were not considered by applicable accounting rules to have been finally issued until the date shareholder approval for the new stock option plan was obtained. In the interim, the market price of our stock had risen, and thus the options were deemed to have been issued at a below-market price. We were therefore required to take as a general and administrative expense the aggregate difference between the option exercise prices of the options and the market price of the shares on the date shareholder approval was obtained, amortized over the vesting periods of the options.

         As a result of the application of the above accounting rules, we incurred non-cash charges related to stock-based compensation in the amount of $884,000 during 2004.

     Overview of Financial Condition and Operating Performance

         We shut down our money-losing consumer battery operations and began acquiring new businesses in the defense and security field in 2002. Thereafter, we concentrated on eliminating our operating deficit and moving Arotech to cash-flow positive operations, a goal we achieved for the first time in our history in the second half of 2004. In order to do this, we focused on acquiring businesses with strong revenues and profitable operations.

         In our Simulation and Security Division, revenues grew from approximately $8.0 million in 2003 to $21.5 million in 2004 (on a pro forma basis, assuming we had owned all components of our Simulation and Security Division since January 1, 2003, revenues would have grown from approximately $17.9 million in 2003 to $21.5 million in 2004). We attribute this to a number of substantial orders, such as orders from the U.S. Army and the Chicago Transit Authority. As of December 31, 2004, our backlog for our Simulation and Security Division totaled $12.7 million.

         Our Armor Division had record revenues during 2004, with revenues growing from approximately $3.4 million in 2003 to $18.0 million in 2004 (on a pro forma basis, assuming we had owned all components of our Armor Division since January 1, 2003, revenues would have grown from approximately $10.9 million in 2003 to $29.2 million in 2004). Much of this growth was attributable to armoring orders connected with the war in Iraq. As of December 31, 2004, our backlog for our Armor Division totaled $4.0 million.

         In our Battery and Power Systems Division, revenues grew from approximately $5.9 million in 2003 to $10.5 million in 2004 (on a pro forma basis, assuming we had owned all components of our Battery and Power Systems Division since January 1, 2003, revenues would have fallen from approximately $10.8 million in 2003 to $10.5 million in 2004). As of December 31, 2004, our backlog for our Battery and Power Systems Division totaled $8.3 million.

Results of Operations

     Preliminary Note

         SUMMARY

         Results of operations for the year ended December 31, 2004 include the results of FAAC, Epsilor and AoA for the periods following our acquisition of each such company during 2004. However, the results of these subsidiaries were not included in our operating results for the year ended December 31, 2003. Accordingly, the following year-to-year comparisons should not necessarily be relied upon as indications of future performance.

         Following is a table summarizing our results of operations for the years ended December 31, 2004 and 2003, after which we present a narrative discussion and analysis:

                                                                         Year Ended December 31,
                                                                 -----------------------------------------
                                                                         2004                 2003*
                                                                 --------------------  -------------------
Revenues:
     Simulation and Security Division........................... $      21,464,406   1.$       8,022,026
     Armor Division.............................................        17,988,687             3,435,716
     Battery and Power Systems Division.........................        10,500,753             5,868,899
                                                                 --------------------  -------------------
                                                                  $     49,953,846      $     17,326,641
Cost of revenues:
     Simulation and Security Division...........................  $     11,739,690      $      3,944,701
     Armor Division.............................................        15,449,084             2,621,550
     Battery and Power Systems Division.........................         6,822,320             4,521,589
                                                                 --------------------  -------------------
                                                                  $     34,011,094      $     11,087,840
Research and development expenses:
     Simulation and Security Division...........................  $        395,636      $        132,615
     Armor Division.............................................            17,065                84,186
     Battery and Power Systems Division.........................         1,318,678               836,607
                                                                 --------------------  -------------------
                                                                  $      1,731,379      $      1,053,408
Sales and marketing expenses:
     Simulation and Security Division...........................  $      3,185,001      $      2,237,386
     Armor Division.............................................           565,981               180,631
     Battery and Power Systems Division.........................         1,171,235               926,872
     All Other..................................................                 -               187,747
                                                                 --------------------  -------------------
                                                                  $      4,922,217      $      3,532,636
General and administrative expenses:
     Simulation and Security Division...........................  $      2,852,969      $      1,001,404
     Armor Division.............................................         1,323,982               518,053
     Battery and Power Systems Division.........................           965,058               188,655
     All Other..................................................         5,514,857             4,149,764
                                                                 --------------------  -------------------
                                                                  $     10,656,866      $      5,857,876

                                                                         Year Ended December 31,
                                                                 -----------------------------------------
                                                                         2004                 2003*
                                                                 --------------------  -------------------
Financial expense (income):
     Simulation and Security Division...........................  $         27,842      $       (119,750)
     Armor Division.............................................            13,503               (19,918)
     Battery and Power Systems Division.........................            54,511                 7,936
     All Other..................................................         4,133,109             4,170,441
                                                                 --------------------  -------------------
                                                                  $      4,228,965      $      4,038,709
Tax expenses:
     Simulation and Security Division...........................  $         77,811      $         30,130
     Armor Division.............................................           134,949               363,173
     Battery and Power Systems Division.........................           320,878                     -
     All Other..................................................            52,471                 2,890
                                                                 --------------------  -------------------
                                                                  $        586,109      $        396,193
Amortization of intangible assets and impairment losses:
     Simulation and Security Division...........................  $      1,643,682      $        720,410
     Armor Division.............................................           661,914               144,500
     Battery and Power Systems Division.........................           509,239                     -
                                                                 --------------------  -------------------
                                                                  $      2,814,835      $        864,910
Minority interest in loss (profit) of subsidiaries:
     Simulation and Security Division...........................  $              -      $              -
     Armor Division.............................................           (44,694)              156,900
     Battery and Power Systems Division.........................                 -                     -
                                                                 --------------------  -------------------
                                                                  $        (44,694)     $        156,900
Loss from continuing operations:
     Simulation and Security Division...........................  $      1,541,775      $         75,130
     Armor Division.............................................          (222,485)             (299,559)
     Battery and Power Systems Division.........................          (661,166)             (612,760)
     All Other..................................................        (9,700,437)           (8,510,842)
                                                                 --------------------  -------------------
                                                                  $     (9,042,313)     $     (9,348,031)
Income from discontinued operations:
     Simulation and Security Division...........................  $              -      $              -
     Armor Division.............................................                 -                     -
     Battery and Power Systems Division.........................                 -               110,410
                                                                 --------------------  -------------------
                                                                  $              -      $        110,410
Net loss:
     Simulation and Security Division...........................  $      1,541,775      $         75,130
     Armor Division.............................................          (222,485)             (299,559)
     Battery and Power Systems Division.........................          (661,166)             (502,350)
     All Other..................................................        (9,700,437)           (8,510,842)
                                                                 --------------------  -------------------
                                                                  $     (9,042,313)     $     (9,237,621)
                                                                 ====================  ===================

-----------------------------
     * Restated (see Note 1.b. of Notes to Consolidated Financial Statements).

         ADJUSTED EBITDA

         In this Item, we use the term "Adjusted EBITDA." Each reference to Adjusted EBITDA herein is qualified by reference to, and should be read in conjunction with, this section and the reconciliation contained herein.

         Adjusted EBITDA, as used herein, is defined as earnings before income taxes, interest expenses, depreciation and amortization, as adjusted to eliminate certain non-cash charges. Adjusted EBITDA is provided solely as a supplemental disclosure because we believe that it enhances overall understanding of our current financial performance and our progress toward cash-flow break even and toward GAAP profitability.

         Adjusted EBITDA is a non-GAAP financial measure as defined in SEC Regulation G. Adjusted EBITDA is presented because it is a widely accepted financial indicator used by investors and analysts to analyze and compare companies on the basis of cash-flow break even and debt service capability. We use Adjusted EBITDA to set targets and monitor and assess financial performance. Adjusted EBITDA should not be considered in isolation. It is not intended to represent cash flows for the periods presented, nor has it been presented as an alternative to net loss as an indicator of operating performance or to cash flow as a measure of liquidity.

         The most nearly comparable GAAP measure to Adjusted EBITDA is net income or loss. Following is a reconciliation between our net loss and our Adjusted EBITDA for the years ended December 31, 2004, 2003 and 2002:

                                 ADJUSTED EBITDA
-------------------------------------------------------------------------------------------------------------------
                                                                   2004              2003*              2002
                                                             ------------------ -----------------  ----------------
Net loss from continuing operations before deemed dividend    $  (9,042,313)     $  (9,348,031)     $  (4,938,152)
  to certain shareholders (GAAP measure)....................
Add back:
Interest expense (income), net (after deduction of minority
  interest).................................................      4,226,312          4,039,950            (99,150)
Taxes (after deduction of minority interest)................        555,507            240,039                  -
Depreciation of fixed assets................................      1,199,465            730,159            473,739
Amortization of inventory adjustment to market values with
  the acquisition of one of our subsidiaries...............         920,544                  -                  -
Amortization of intangible assets, capitalized software
  costs and technology impairment...........................      2,888,226            879,312            649,543
                                                             ------------------ -----------------  ----------------
EBITDA (non-GAAP measure)...................................  $     747,741      $  (3,458,571)     $  (3,914,020)
                                                             ================== =================  ================
Add back certain non-cash charges:
Write-down of promissory notes..............................              -                  -            394,452
Expenses attributed on issuance of shares to consultants
  and as a donation.........................................         89,078            333,627                  -
Expenses attributed on issuance of warrants and options to
  employees, directors and consultants......................        662,392            276,045             19,000
Expenses attributed on issuance of shares to employees......        212,424                  -                  -
Markdown of loans to shareholders...........................         45,253                  -                  -
Non-cash portion of settlement agreement....................              -            688,642                  -
                                                             ------------------ -----------------  ----------------
ADJUSTED EBITDA (non-GAAP measure)..........................  $   1,756,888      $  (2,160,257)     $  (3,500,568)
                                                             ================== =================  ================

---------------------
*Restated (see Note 1.b. of Notes to Consolidated Financial Statements).

         The Adjusted EBITDA information presented herein may not be comparable to similarly titled measures employed by other companies

     Fiscal Year 2004 compared to Fiscal Year 2003

         Revenues. During 2004, we recognized revenues as follows:

                  >> From the sale of interactive training systems and from the provision of warranty services in connection with such systems (FAAC and IES);

                  >> From payments under armor contracts and for service and repair of armored vehicles (AoA and MDT);

                  >> From the sale of batteries, chargers and adapters to the military, and under certain development contracts with the U.S. Army (EFB and Epsilor);

                  >>       From the sale of lifejacket lights (EFL); and

                  >> From subcontracting fees received in connection with Phase III of the United States Department of Transportation (DOT) electric bus program, which began in October 2003 and was completed in March
                           2004. Phase IV of the DOT program, which began in October 2004, did not result in any revenues during 2004 (EFL).

         Revenues from continuing operations for the year ended December 31, 2004 totaled $50.0 million, compared to $17.3 million for 2003, an increase of $32.6 million, or 188%. This increase was primarily attributable to the following factors:

                  >>       Increased revenues from vehicle armoring; and

                  >> Revenues generated by FAAC, Epsilor and AoA in 2004 that were not present in 2003.

         These increases were offset to some extent by decreased revenues from sales of interactive use-of-force training systems and decreased revenues from sales of our Zinc-Air military batteries.

         In 2004, revenues were $21.5 million for the Simulation and Security Division (compared to $8.0 million in 2003, an increase of $13.4 million, or 168%, due primarily to the added revenues from sales of driver training systems since we acquired FAAC (approximately $16.5 million), offset to some extent by decreased revenues from use-of-force training systems); $18.0 million for the Armor Division (compared to $3.4 million in 2003, an increase of $14.6 million, or 424%, due primarily to increased revenues from vehicle armoring and to the added revenues from aircraft armoring since we acquired AoA); and $10.5 million for the Battery and Power Systems Division (compared to $5.9 million in 2003, an increase of $4.6 million, or 79%, due primarily to the added revenues from sales of lithium batteries and chargers since we acquired Epsilor (approximately $5.3 million), offset to some extent by decreased revenues from our Zinc-Air military batteries).

         Cost of revenues and gross profit. Cost of revenues totaled $34.0 million during 2004, compared to $11.1 million in 2003, an increase of $22.9 million, or 207%, due to increased cost of goods sold, particularly in the Armor Division (partly as a result of our beginning to sell pre-armored vehicles in 2004, which requires us to purchase vehicles for pre-armoring) and in the Simulation and Security Division, as well as the inclusion of the cost of goods of FAAC, Epsilor and AoA in our results for 2004 but not 2003.

         Direct expenses for our three divisions during 2004 were $17.9 million for the Simulation and Security Division (compared to $7.3 million in 2003, an increase of $10.6 million, or 145%, due primarily to the addition of expenses associated with sales of driver training systems through FAAC (approximately $12.0 million), offset to some extent by decreased expenses associated with the sales of use-of-force training systems); $16.4 million for the Armor Division (compared to $3.6 million in 2003, an increase of $12.9 million, or 359%, due primarily to increased expenses associated with sales of vehicle armoring (a $12.1 million increase in 2004, including the expenses of purchasing vehicles for pre-armoring in 2004, which was not present in 2003), and to the addition beginning in August 2004 of expenses associated with sales of aircraft armoring through our new subsidiary AoA); and $10.0 million for the Battery and Power

Systems Division (compared to $5.9 million in 2003, an increase of $4.0 million, or 68%, due primarily to the addition of expenses associated with sales of lithium batteries and chargers through our new Epsilor subsidiary ($4.2 million), offset to some extent by decreased expenses associated with the sales of Zinc-Air military batteries).

         Gross profit was $15.9 million during 2004, compared to $6.2 million during 2003, an increase of $9.7 million, or 155%. This increase was the direct result of all factors presented above, most notably the inclusion of FAAC, Epsilor and AoA in our results for 2004 ($10.2 million), as well as the increased revenues from vehicle armoring ($1.6 million), offset to some extent by a decrease of $2.0 million in gross profit from IES.

         Research and development expenses. Research and development expenses for 2004 were $1.7 million, compared to $1.1 million in 2003, an increase of $678,000, or 64%. This increase was primarily the result of the inclusion of the research and development expenses of FAAC, Epsilor and AoA in our results in 2004 ($533,000) and increased research and development expenses of EFL and EFB.

         Sales and marketing expenses. Sales and marketing expenses for 2004 were $4.9 million, compared to $3.5 million in 2003, an increase of $1.4 million, or 39%. This increase was primarily attributable to the inclusion of the sales and marketing expenses of FAAC, Epsilor and AoA in our results for 2004 ($2.0 million), offset to some extent by a decrease of $600,000 in expenses related to our military batteries and a decrease in sales and marketing expenses related to interactive use-of-force training.

         General and administrative expenses. General and administrative expenses for 2004 were $10.7 million, compared to $5.9 million in 2003, an increase of $4.8 million, or 82%. This increase was primarily attributable to the following factors:

                  >> The inclusion of the general and administrative expenses of FAAC, Epsilor and AoA in our results for 2004 ($2.4 million);

                  >> Expenses in 2004 in connection with grant of options and shares to employees that were not present in 2003 ($830,000);

                  >> Costs associated with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 that were not present in 2003 ($150,000); and

                  >> Increases in other general and administrative expenses, such as employee salaries and bonuses, travel expenses, audit fees, director fees, legal fees, and expenses related to due diligence performed in connection to certain potential acquisitions, that were not present in 2003.

         We are not anticipating a reduction in our general and administrative expenses in the coming year, and we expect that our travel expenses, audit fees, legal fees, and due diligence expenses will continue or increase to the extent that we continue to pursue acquisitions in the future.

         These increases were offset to some extent by:

                  >> Expenses in 2003 in connection with a litigation settlement agreement that were not present in 2004 ($700,000); and

                  >> Amortization of legal and consulting expenses in 2003 in connection with our convertible debentures that were lower (by $260,000) than in 2004.

         Adjusted EBITDA. Due to the factors cited above, we had Adjusted EBITDA of $1.8 million in 2004, compared to Adjusted EBITDA of $(2.2) million in 2003. For an explanation of Adjusted EBITDA, a non-GAAP measure, and a reconciliation with the most nearly comparable GAAP measure, see "Results of Operations - Preliminary Note - Adjusted EBITDA," above.

         Financial expenses, net. Financial expense, net of interest income and exchange differentials, totaled approximately $4.2 million in 2004 compared to $4.0 million in 2003, an increase of $190,000, or 5%. This difference was due primarily to amortization of debt discount related to the issuance of convertible debentures and their conversion, as well as interest expenses related to those debentures.

         Income taxes. We and certain of our subsidiaries incurred net operating losses during 2004 and, accordingly, we were not required to make any provision for income taxes. With respect to some of our subsidiaries that operated at a net profit during 2004, we were able to offset federal taxes against our net operating loss carry forwards. We recorded a total of $586,000 in tax expenses in 2004, with respect to certain of our subsidiaries that operated at a net profit during 2004 and we are not able to offset their taxes against our net operating loss carry forwards and with respect to state taxes. In 2003, tax expenses were recorded with respect to MDT's taxable income. Out of the $586,000 tax expense that we recorded in 2004, $84,000 was related to prior years and $(37,000) represented income from deferred taxes, net.

         Amortization of intangible assets. Amortization of intangible assets totaled $2.8 million in 2004, compared to $865,000 in 2003, an increase of $1.9 million, or 225%, resulting from the inclusion of the amortization of the intangible assets of FAAC, Epsilor and AoA in our results in 2004 and impairment in the amount of $320,000 of technology previously purchased by IES from Bristlecone Technologies.

         Net loss before deemed dividend of common stock to certain stockholders. Due to the factors cited above, we reported a net loss of $9.0 million in 2004, compared to a net loss of $9.2 million in 2003, a decrease of $195,000, or 2%.

         Net loss after deemed dividend of common stock to certain stockholders was $12.4 million due to a deemed dividend of $3.3 million (see Notes 14.f.4. and 14.f.5. to the financial statements) compared to $9.6 million in 2003, an increase of 2.8 million, or 29%.

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

         In 2003,  revenues  were $8.0 million for the  Simulation  and Security
Division (compared to $2.0 million in 2002, an increase of $6.0 million, or 305%, due primarily to the inclusion of IES in our results for the full year of 2003 but only part of 2002), $5.9 million for the Battery and Power Systems Division (compared to $1.7 million in the comparable period in 2002, an increase of $4.2 million, or 249%, due primarily to increased sales to the U.S. Army on the part of EFB), and $3.4 million for the Armor Division (compared to $2.7 million in 2002, an increase of $691,000, or 25%, due primarily to the inclusion of MDT in our results for the full year of 2003 but only part of 2002).

         Cost of revenues and gross profit. Cost of revenues totaled $11.1 million during 2003, compared to $4.4 million in 2002, an increase of $6.7 million, or 151%, due to increased cost of goods sold, particularly by IES and EFB, as well as the inclusion of IES and MDT in our results for the full year of 2003 but only part of 2002.

         Direct expenses for our three divisions during 2003 were $7.3 million for the Simulation and Security Division (compared to $2.0 million in 2002, an increase of $5.3 million, or 259%, due primarily to increased sales attributable to the inclusion of IES in our results for the full year of 2003 but only part of 2002), $5.9 million for the Battery and Power Systems Division (compared to $3.1 million in the comparable period in 2002, an increase of $2.9 million, or 94%, due primarily to increased sales on the part of EFB to the U.S. Army), and $3.6 million for the Armor Division (compared to $2.3 million in 2002, an increase of $1.3 million, or 55%, due primarily to the inclusion of MDT in our results for the full year of 2003 but only part of 2002).

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

         Adjusted EBITDA. Due to the factors cited above, we had Adjusted EBITDA of $(2.2) million in 2003, compared to Adjusted EBITDA of $(3.5) million in 2002. For an explanation of Adjusted EBITDA, a non-GAAP measure, and a reconciliation with the most nearly comparable GAAP measure, see "Results of Operations - Preliminary Note - Adjusted EBITDA," above.

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

         Income from discontinued operations in 2003 was $110,000, compared to a loss of $13.6 million in 2002, a decrease of $13.7 million. This decrease was the result of the elimination of the losses from these discontinued operations beginning with the fourth quarter of 2002. The income from discontinued operations was primarily from cancellation of past accruals made unnecessary by the closing of the discontinued operations.

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

Liquidity and Capital Resources

         As of December 31, 2004, we had $6.7 million in cash, $7.0 million in restricted collateral securities and restricted held-to-maturity securities due within one year, $4.0 million in long-term restricted deposits, and $136,000 in available-for-sale marketable securities, as compared to at December 31, 2003, when we had $13.7 million in cash and $706,000 in restricted cash deposits due within one year. The decrease in cash was primarily the result of the costs of the acquisitions of FAAC, Epsilor and AoA, and working capital needed in our other segments.

         We used available funds in 2004 primarily for acquisitions, sales and marketing, continued research and development expenditures, and other working capital needs. We increased our investment in fixed assets by $1.7 million during the year ended December 31, 2004, primarily in the Battery and Power Systems Division and in the Simulation and Security Division. Our net fixed assets amounted to $4.6 million as at year end.

         Net cash used in operating activities for 2004 and 2003 was $852,000 and $3.3 million, respectively, a decrease of $2.5 million, or 75%. This decrease was primarily the result of an increase in our adjusted net income in 2004 (net income in statement of operations less non-cash charges such as depreciation, amortization, non-cash financial expenses and non-cash expenses related to options and warrants).

         Net cash  used in  investing  activities  for  2004 and 2003 was  $50.5 million and $1.8 million, respectively, an increase of $48.7 million. This increase was primarily the result of our investment in the acquisition of FAAC, Epsilor and AoA in 2004.

         Net cash provided by financing activities for 2004 and 2003 was $44.4 million and $17.4 million, respectively, an increase of $27.0 million, or 156%. This increase was primarily the result of higher amounts of funds raised through sales of our securities in 2004 compared to 2003.

         During 2004, certain of our employees exercised options under our registered employee stock option plan. The proceeds to us from the exercised options were approximately $1.1 million.

         We have approximately $5.5 million in long-term debt outstanding (not including accrued severance pay), of which $4.5 million was related to convertible debt (unamortized financial expenses related to the beneficial conversion feature of these convertible debentures amounted to approximately $2.8 million at year end), and approximately $13.7 million in short-term debt (not including trade payables and other accounts payable), of which $13.4 million relates to the earn-out provision in connection with our acquisition of FAAC.

         Our debt agreements contain customary affirmative and negative operations covenants that limit the discretion of our management with respect to certain business matters and place restrictions on us, including obligations on our part to preserve and maintain our assets and restrictions on our ability to incur or guarantee debt, to merge with or sell our assets to another company, and to make significant capital expenditures without the consent of the debenture holders, as well as granting to our investors a right of first refusal on any future financings, except for underwritten public offerings in excess of $30 million. We do not believe that this right of first refusal will materially limit our ability to undertake future financings.

         Based on our internal forecasts, we believe that our present cash position and anticipated cash flows from operations should be sufficient to satisfy our current estimated cash requirements through at least the twelve months. This belief is based on certain assumptions that our management believes to be reasonable, some of which are subject to the risk factors detailed below. Over the long term, we will need to become profitable, at least on a cash-flow basis, and maintain that profitability in order to avoid future capital requirements. Additionally, we would need to raise additional capital in order to fund any future acquisitions.

Effective Corporate Tax Rate

         We and certain of our subsidiaries incurred net operating losses during the years ended December 31, 2002, 2003 and 2004, and accordingly no provision for income taxes was required. With respect to some of our U.S. subsidiaries that operated at a net profit during 2004, we were able to offset federal taxes against our net operating loss carryforward, which amounted to $23 million as of December 31, 2004. These subsidiaries are, however, subject to state taxes that cannot be offset against our net operating loss carryforward. With respect to certain of our Israeli subsidiaries that operated at a net profit during 2004, we were unable to offset their taxes against our net operating loss carryforward, and we are therefore exposed to Israeli taxes, at a rate of up to 35% (less, in the case of companies that have "approved enterprise" status as discussed in Note 15 to the Notes to Financial Statements).

         As of December 31, 2004, we had a U.S. net operating loss carryforward of approximately $23.0 million that is available to offset future taxable income under certain circumstances, expiring primarily from 2009 through 2024, and foreign net operating and capital loss carryforwards of approximately $87.0 million, which are available indefinitely to offset future taxable income under certain circumstances.

Contractual Obligations

         The following table lists our contractual obligations and commitments as of December 31, 2004, not including trade payables and other accounts payable:

   Contractual Obligations                                     Payment Due by Period
------------------------------ ------------------------------------------------------------------------------------
                                    Total       Less Than 1 Year    1-3 Years        3-5 Years     More than 5 Years
------------------------------ ---------------- ---------------- ---------------- ---------------- ----------------
Long-term debt*.................$..5,558,391     $           -    $   5,558,391    $          -     $           -
Short-term debt**...............$.13,766,677     $  13,766,677    $           -    $          -     $           -
Operating lease obligations.....$..1,427,965     $     762,636    $     641,017    $     24,312     $           -
Severance obligations***........$..1,642,801     $     223,333    $   1,240,871    $          -     $     178,597

-------------------
  * Includes convertible debentures in the gross amount of $4,537,500. Unamortized financial expenses related to the beneficial conversion feature of these convertible debentures amounted to $2,782,697 at year end.
** Includes sums owed in respect of an earn-out provision related to our acquisition of FAAC, in the amount of $13.4 million.
*** Includes obligations related to special severance pay arrangements in addition to the severance amounts due to certain employees pursuant to Israeli severance pay law.

                                  RISK FACTORS

         The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Report and presented elsewhere by management from time to time.

Business-Related Risks

     We have had a history of losses and may incur future losses.

         We were incorporated in 1990 and began our operations in 1991. We have funded our operations principally from funds raised in each of the initial public offering of our common stock in February 1994; through subsequent public and private offerings of our common stock and equity and debt securities convertible or exercisable into shares of our common stock; research contracts and supply contracts; funds received under research and development grants from the Government of Israel; and sales of products that we and our subsidiaries manufacture. We have incurred significant net losses since our inception. Additionally, as of December 31, 2004, we had an accumulated deficit of approximately $119.0 million. There can be no assurance that we will ever be able to achieve or maintain profitability consistently or that our business will continue to exist.

         Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

         Our bank and certificated indebtedness aggregated approximately $5.5 million as of December 31, 2004. Accordingly, we are subject to the risks associated with indebtedness, including:

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

         We require substantial funds to market our products and develop and market new products. To the extent that we are unable to fully fund our operations through profitable sales of our products and services, we may continue to seek additional funding, including through the issuance of equity or debt securities. However, there can be no assurance that we will obtain any such additional financing in a timely manner, on acceptable terms, or at all. If additional funds are raised by issuing equity securities, stockholders may incur further dilution. If additional funding is not secured, we will have to modify, reduce, defer or eliminate parts of our anticipated future commitments and/or programs.

     We may not be successful in operating new businesses.

         Prior to the acquisitions of IES and MDT in 2002 and the acquisitions of FAAC and Epsilor in January 2004 and AoA in August 2004, our primary business was the marketing and sale of products based on primary and refuelable Zinc-Air fuel cell technology and advancements in battery technology for defense and security products and other military applications, electric vehicles and consumer electronics. As a result of our acquisitions, a substantial component of our business is the marketing and sale of hi-tech multimedia and interactive training solutions and sophisticated lightweight materials and advanced engineering processes used to armor vehicles. These are relatively new businesses for us and our management group has limited experience operating these types of businesses. Although we have retained our acquired companies' management personnel, we cannot assure that such personnel will continue to work for us or that we will be successful in managing these new businesses. If we are unable to successfully operate these new businesses, our business, financial condition and results of operations could be materially impaired.

     Our acquisition strategy involves various risks.

         Part of our strategy is to grow through the acquisition of companies that will complement our existing operations or provide us with an entry into markets we do not currently serve. Growth through acquisitions involves substantial risks, including the risk of improper valuation of the acquired business and the risk of inadequate integration. There can be no assurance that suitable acquisition candidates will be available, that we will be able to acquire or manage profitably such additional companies or that future acquisitions will produce returns that justify our investments therein. In addition, we may compete for acquisition and expansion opportunities with companies that have significantly greater resources than we do. Furthermore, acquisitions could disrupt our ongoing business, distract the attention of our senior officers, make it difficult to maintain our operational standards, controls and procedures and subject us to contingent and latent risks that are different, in nature and magnitude, than the risks we currently face.

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

     We may not successfully integrate our acquisitions.

         In light of our acquisitions of IES, MDT, FAAC, Epsilor and AoA, our success will depend in part on our ability to manage the combined operations of these companies and to integrate the operations and personnel of these companies along with our other subsidiaries and divisions into a single organizational structure. There can be no assurance that we will be able to effectively integrate the operations of our subsidiaries and divisions and our acquired businesses into a single organizational structure. Integration of these operations could also place additional pressures on our management as well as on our key technical resources. The failure to successfully manage this integration could have an adverse material effect on us.

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

     A significant portion of our business is dependent on government contracts and reduction or reallocation of defense or law enforcement spending could reduce our revenues.

         Many of the customers of IES, FAAC and AoA to date have been in the public sector of the U.S., including the federal, state and local governments, and in the public sectors of a number of other countries, and most of MDT's customers have been in the public sector in Israel, in particular the Ministry of Defense. Additionally, all of EFB's sales to date of battery products for the military and defense sectors have been in the public sector in the United States. A significant decrease in the overall level or allocation of defense or law enforcement spending in the U.S. or other countries could reduce our revenues and have a material adverse effect on our future results of operations and financial condition. MDT has already experienced a slowdown in orders from the Ministry of Defense due to budget constraints and a requirement of U.S. aid to Israel that a substantial proportion of such aid be spent in the U.S., where MDT has only recently opened a factory.

         Sales to public sector customers are subject to a multiplicity of detailed regulatory requirements and public policies as well as to changes in training and purchasing priorities. Contracts with public sector customers may be conditioned upon the continuing availability of public funds, which in turn depends upon lengthy and complex budgetary procedures, and may be subject to certain pricing constraints. Moreover, U.S. government contracts and those of many international government customers may generally be terminated for a variety of factors when it is in the best interests of the government and contractors may be suspended or debarred for misconduct at the discretion of the government. There can be no assurance that these factors or others unique to government contracts or the loss or suspension of necessary regulatory licenses will not reduce our revenues and have a material adverse effect on our future results of operations and financial condition.

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

      The loss of, or a significant reduction in, U.S. military business would have a material adverse effect on us.

         U.S. military contracts account for a significant portion of our business. The U.S. military funds these contracts in annual increments. These contracts require subsequent authorization and appropriation that may not occur or that may be greater than or less than the total amount of the contract. Changes in the U.S. military's budget, spending allocations and the timing of such spending could adversely affect our ability to receive future contracts. None of our contracts with the U.S. military has a minimum purchase commitment, and the U.S. military generally has the right to cancel its contracts unilaterally without prior notice. We manufacture for the U.S. aircraft and land vehicle armor systems, protective equipment for military personnel and other technologies used to protect soldiers in a variety of life-threatening or catastrophic situations, and batteries for communications devices. The loss of, or a significant reduction in, U.S. military business for our aircraft and land vehicle armor systems, other protective equipment, or batteries could have a material adverse effect on our business, financial condition, results of operations and liquidity.

      A reduction of U.S. force levels in Iraq may affect our results of operations.

         Since the invasion of Iraq by the U.S. and other forces in March 2003, we have received steadily increasing orders from the U.S. military for armoring of vehicles and military batteries. These orders are the result, in substantial part, from the particular combat situations encountered by the U.S. military in Iraq. We cannot be certain, therefore, to what degree the U.S. military would continue placing orders for our products if the U.S. military were to reduce its force levels or withdraw completely from Iraq. A significant reduction in orders from the U.S. military could have a material adverse effect on our business, financial condition, results of operations and liquidity.

      There are limited sources for some of our raw materials, which may significantly curtail our manufacturing operations.

         The raw materials that we use in manufacturing our armor products include Kevlar(R), a patented product of E.I. du Pont de Nemours Co., Inc. We purchase Kevlar in the form of woven cloth from various independent weaving companies. In the event Du Pont and/or these independent weaving companies were to cease, for any reason, to produce or sell Kevlar to us, we might be unable to replace it with a material of like weight and strength, or at all. Thus, if our supply of Kevlar were materially reduced or cut off or if there were a material increase in the price of Kevlar, our manufacturing operations could be adversely affected and our costs increased, and our business, financial condition and results of operations could be materially adversely affected.

      Some of the components of our products pose potential safety risks which could create potential liability exposure for us.

         Some of the components of our products contain elements that are known to pose potential safety risks. In addition to these risks, there can be no assurance that accidents in our facilities will not occur. Any accident, whether occasioned by the use of all or any part of our products or technology or by our manufacturing operations, could adversely affect commercial acceptance of our products and could result in significant production delays or claims for damages resulting from injuries. Any of these occurrences would materially adversely affect our operations and financial condition. In the event that our products, including the products manufactured by MDT and AoA, fail to perform as specified, users of these products may assert claims for substantial amounts. These claims could have a materially adverse effect on our financial condition and results of operations. There is no assurance that the amount of the general product liability insurance that we maintain will be sufficient to cover potential claims or that the present amount of insurance can be maintained at the present level of cost, or at all.

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

         Despite our efforts to safeguard and maintain our proprietary rights, we may not be successful in doing so. In addition, competition is intense, and there can be no assurance that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technology. In the event of patent litigation, we cannot assure you that a court would determine that we were the first creator of inventions covered by our issued patents or pending patent applications or that we were the first to file patent applications for those inventions. If existing or future third-party patents containing broad claims were upheld by the courts or if we were found to infringe third-party patents, we may not be able to obtain the required licenses from the holders of such patents on acceptable terms, if at all. Failure to obtain these licenses could cause delays in the introduction of our products or necessitate costly attempts to design around such patents, or could foreclose the development, manufacture or sale of our products. We could also incur substantial costs in defending ourselves in patent infringement suits brought by others and in prosecuting patent infringement suits against infringers.

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

         We are highly dependent on the presidents of our IES, FAAC and AoA subsidiaries and the general managers of our MDT and Epsilor subsidiaries, and the loss of the services of one or more of these persons could adversely affect us. We are especially dependent on the services of our Chairman, President and Chief Executive Officer, Robert S. Ehrlich. The loss of Mr. Ehrlich could have a material adverse effect on us. We are party to an employment agreement with Mr. Ehrlich, which agreement expires at the end of 2005, and we may not be able to renew such contract on terms acceptable to us, or at all. We do not have key-man life insurance on Mr. Ehrlich.

     There are risks involved with the international nature of our business.

         A significant portion of our sales are made to customers located outside the U.S., primarily in Europe and Asia. In 2004, 2003 and 2002, without taking account of revenues derived from discontinued operations, 19%, 42% and 56%, respectively, of our revenues, were derived from sales to customers located outside the U.S. We expect that our international customers will continue to account for a substantial portion of our revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, foreign taxes, longer payment cycles and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect our sales to international customers.

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

                  o The issuance of our securities, including warrants, in connection with financings and acquisitions; and

                  o        General market or economic conditions.

      If our shares were to be delisted, our stock price might decline further and we might be unable to raise additional capital.

         One of the continued listing standards for our stock on the Nasdaq National Market is the maintenance of a $1.00 bid price. Our stock price has traded below $1.00 in the past. If our bid price were to go and remain below $1.00 for 30 consecutive business days, Nasdaq could notify us of our failure to meet the continued listing standards, after which we would have 180 calendar days to correct such failure or be delisted from the Nasdaq National Market.

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

     We expect our auditors to report a material weakness in our internal controls. If we fail to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, we may not be able to accurately report our financial results.

         Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with this Annual Report on Form 10-K for the fiscal year ending December 31, 2004, we are required to furnish a report by our management on our internal control over financial reporting.

         Pursuant to Securities and Exchange Commission Release No. 34-50754, which, subject to certain conditions, provides up to 45 additional days beyond the due date of this Form 10-K for the filing of management's annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K, and the related attestation report of the independent registered public accounting firm, as required by Item 308(b) of Regulation S-K, management's report on internal control over financial reporting and the associated report on the audit of management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, are not filed herein and are expected to be filed no later than May 2, 2005.

         The internal control report must contain (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that our independent registered public accounting firm has issued an attestation report on management's assessment of internal control over financial reporting.

         We expect that our auditors will inform us, although they have not yet done so, that they identified significant deficiencies that constitute a material weakness under standards established by the American Institute of Certified Public Accountants (AICPA). A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We expect that our auditors will report to us that at December 31, 2004, we had a significant deficiency in our financial statement closing process and related processes because the size our accounting and finance department and the press of work related to our recent acquisitions caused us to be unable independently to comply with the selection and application of generally accepted accounting principles related to highly complex financial transactions applicable to equity issuances and business combinations.

         As a public company, we will have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we have taken or will take to remediate any material weaknesses or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our rapid growth.

         If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in material misstatements in our financial statements, harm our operating results, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

      A substantial number of our shares are available for sale in the public market and sales of those shares could adversely affect our stock price.

         Sales of a substantial number of shares of common stock into the public market, or the perception that those sales could occur, could adversely affect our stock price or could impair our ability to obtain capital through an offering of equity securities. As of February 28, 2005, we had 80,103,668 shares of common stock issued and outstanding. Of these shares, most are freely transferable without restriction under the Securities Act of 1933, and a substantial portion of the remaining shares may be sold subject to the volume restrictions, manner-of-sale provisions and other conditions of Rule 144 under the Securities Act of 1933.

      Exercise of our warrants, options and convertible debt could adversely affect our stock price and will be dilutive.

         As of February 28, 2005, there were outstanding warrants to purchase a total of 16,961,463 shares of our common stock at a weighted average exercise price of $1.55 per share, options to purchase a total of 9,102,761 shares of our common stock at a weighted average exercise price of $1.28 per share, of which 7,002,390 were vested, at a weighted average exercise price of $1.28 per share, and outstanding debentures convertible into a total of 3,156,298 shares of our common stock at a weighted average conversion price of $1.44 per share. Holders of our options, warrants and convertible debt will probably exercise or convert them only at a time when the price of our common stock is higher than their respective exercise or conversion prices. Accordingly, we may be required to issue shares of our common stock at a price substantially lower than the market price of our stock. This could adversely affect our stock price. In addition, if and when these shares are issued, the percentage of our common stock that existing stockholders own will be diluted.

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

         We are organized under the laws of the State of Delaware and will be subject to service of process in the United States. However, approximately 22% of our assets are located outside the United States. In addition, two of our directors and most of our executive officers are residents of Israel and a portion of the assets of such directors and executive officers are located outside the United States.

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

Although a substantial majority of our revenues and a substantial portion of our expenses are denominated in U.S. dollars, a portion of our costs, including personnel and facilities-related expenses, is incurred in New Israeli Shekels
(NIS). Inflation in Israel will have the effect of increasing the dollar cost of our operations in Israel, unless it is offset on a timely basis by a devaluation of the NIS relative to the dollar. In 2004, the inflation adjusted NIS appreciated against the dollar, which raised the dollar cost of our Israeli operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

         It is our policy not to enter into interest rate derivative financial instruments, except for hedging of foreign currency exposures. We do not currently have any significant interest rate exposure.

Foreign Currency Exchange Rate Risk

         Since a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant foreign exchange gains and losses in 2005. Our research, development and production activities are primarily carried out by our Israeli subsidiary, EFL, at its facility in Beit Shemesh, and accordingly we have sales and expenses in New Israeli Shekels. Additionally, our MDT and Epsilor subsidiaries operate primarily in New Israeli Shekels. However, the majority of our sales are made outside Israel in U.S. dollars, and a substantial portion of our costs are incurred in U.S. dollars. Therefore, our functional currency is the U.S. dollar. Please see "Impact of Inflation and Currency Fluctuations," above and Note 2.b. to the Notes to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements
                                                                                                      Page
                          Consolidated Financial Statements
                          ---------------------------------
                 Reports of Independent Registered Public Accounting Firms.......................    F-2
                 Consolidated Balance Sheets.....................................................    F-4
                 Consolidated Statements of Operations...........................................    F-6
                 Statements of Changes in Shareholders' Equity...................................    F-7
                 Consolidated Statements of Cash Flows...........................................    F-10
                 Notes to Consolidated Financial Statements......................................    F-14
                          Supplementary Financial Data
                          ----------------------------
                 Quarterly Financial Data (unaudited) for the two years ended December 31, 2004..    F-61
                          Financial Statement Schedule
                 Schedule II - Valuation and Qualifying Accounts.................................    F-62

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES


Evaluation of Disclosure Controls and Procedures

      During the fourth quarter of 2004, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our periodic reports that we file with the SEC. These disclosure controls and procedures are intended to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objective of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.

      Based on their evaluation as of December 31, 2004, and except as otherwise described herein and below, our principal executive officer and principal financial officer were able to conclude that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

      In light of the material weakness described below, our management performed additional analyses and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Management's Report on Internal Control Over Financial Reporting

      Our management, including our principal executive and financial officers, have not yet completed the evaluation of the effectiveness of its internal controls, pursuant to the requirements of Sarbanes-Oxley Section 404, as of the end of the period covered by this Annual Report on Form 10-K for December 31, 2004. We are eligible for a 45-day extension of time allowed by the SEC for companies of a certain size to file this report and the attestation. We have elected to utilize this 45-day extension, and therefore, this Form 10-K does not include these reports. We intend to file an amendment to this Form 10-K to include (i) the report of management on internal control over financial reporting and the associated report of our independent registered public accounting firm as required by Section 404 of the Sarbanes-Oxley Act and (ii) revised certifications as required by Section 906 of the Sarbanes-Oxley Act and Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, once we have completed our assessment of internal control over financial reporting and our independent registered public accounting firm has completed their audit of our assessment.

      In accordance with the rules of the SEC, we did not assess the internal control over financial reporting of Armour of America, Incorporated, which we acquired in August 2004, financial statements of which reflect total assets of 2% of our consolidated assets as of December 31, 2004, and total revenues of 5% of our consolidated revenues for the year then ended. In our Annual Report on Form 10-K for the year ending December 31, 2005, we will be required to provide an assessment of our compliance that takes into account an assessment of Armour of America, Incorporated and all of our other currently existing subsidiaries as of December 31, 2005.

      For the reasons described below, we expect to disclose that there was a material weakness in our internal controls at December 31, 2004. In addition, we expect that such assessment will result in an adverse opinion of our Independent Registered Public Accounting Firm on the effectiveness of our internal controls. We note in this connection that our Independent Registered Public Accounting Firm also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), our consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, and their report dated March 24, 2005 expressed an unqualified opinion with respect thereto.

      On November 22, 2004, the Audit Committee of our Board of Directors, on the recommendation of our management and after discussion with and based on a new and revised review of accounting treatment by our Independent Registered Public Accounting Firm, made an internal determination and concluded that our Annual Report on Form 10-K for the year ended December 31, 2003, including the financial statements that our Independent Registered Public Accounting Firm had previously audited that are contained therein, contained certain errors related to the re-pricing of warrants and grant of additional warrants to certain of our investors and others and the amortization of debt discount arising from the allocation of the debt discount between the convertible debentures and their detachable warrants. The net effect of these errors, which generally related to the timing and characterization of certain non-cash expenses, was (i) to increase our net loss attributable to common stockholders for 2003 by approximately $579,000 and to decrease our net loss for the first half of 2004 by approximately $608,000, and (ii) to decrease our net loss attributable to common stockholders for the nine and three months ended September 30, 2004 by approximately $1,583,778 and $976,129, respectively. The Audit Committee of our Board of Directors therefore concluded to restate certain previously issued financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003. The decision to restate these financial statements was made by our Audit Committee, upon the recommendation of our management and with the concurrence of our Independent Registered Public Accounting Firm.

      As a result of the restatement referred to in the preceding paragraph, we expect to conclude that (i) at December 31, 2004, we had a significant deficiency in our financial statement closing process and related processes because the size of our accounting and finance department and the volume of work related to our recent acquisitions caused us to be unable independently to comply with the selection and application of generally accepted accounting principles related to highly complex financial transactions applicable to equity issuances and business combinations, and (ii) that this deficiency constituted a material weakness in internal controls as defined by the standards established by the American Institute of Certified Public Accountants (AICPA). A material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

      Accordingly, we have undertaken to take the following initiatives with respect to our internal controls and procedures that we believe are reasonably likely to improve and materially affect our internal control over financial reporting. We anticipate that remediation will be continuing throughout fiscal 2005, during which we expect to continue pursuing appropriate corrective actions, including the following:

      >> Preparing appropriate written documentation of our financial control procedures;

      >>    Adding additional qualified staff to our finance department;

      >> Scheduling training for accounting staff to heighten awareness of generally accepted accounting principles applicable to complex transactions;

      >> Strengthening our internal review procedures in conjunction with our ongoing work to enhance our internal controls so as to enable us to identify and adjust items proactively;

      >>    Engaging an outside accounting firm to support our Sarbanes-Oxley
            Section 404 compliance activities and to provide technical expertise in the selection and application of generally accepted accounting principles related to complex transactions to identify areas that require control or process improvements and to consult with us on the appropriate accounting treatment applicable to complex transactions; and

      >> Implementing the recommendations of our outside accounting consultants.

      Our management and Audit Committee will monitor closely the implementation of our remediation plan. The effectiveness of the steps we intend to implement is subject to continued management review, as well as Audit Committee oversight, and we may make additional changes to our internal control over financial reporting.

      We cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting. We currently are unable to determine when the above-mentioned material weaknesses will be fully remediated. However, because remediation will not be completed until we have added finance staff and strengthened pertinent controls, we presently anticipate that we will report in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2005 that material weaknesses continue to exist.

      Currently, we are not aware of any material weaknesses in our internal control over financial reporting other than as described above. However, we are continuing to evaluate and test our internal control over financial reporting. There can be no assurance that, as a result of our ongoing evaluation of our internal control over financial reporting, we will not identify additional material weaknesses, or that our evaluation and testing of internal control over financial reporting will be completed by the end of the 45-day extension period.

Changes in Internal Controls Over Financial Reporting

      Except as noted above, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers, Directors and Significant Employees

     Executive Officers and Directors

         Our executive officers and directors and their ages as of February 28, 2005 were as follows:

               Name               Age                                    Position
               ----               ---                                    --------
   Robert S. Ehrlich...........    66  Chairman of the Board, President and Chief Executive Officer
   Steven Esses..................  41  Executive Vice President, Chief Operating Officer and Director
   Avihai Shen.................    37  Vice President - Finance and Chief Financial Officer
   Dr. Jay M. Eastman..........    56  Director
   Jack E. Rosenfeld...........    66  Director
   Lawrence M. Miller..........    58  Director
   Bert W. Wasserman...........    72  Director
   Edward J. Borey.............    54  Director

         Our by-laws provide for a board of directors of one or more directors. There are currently seven directors. Under the terms of our certificate of incorporation, the board of directors is composed of three classes of similar size, each elected in a different year, so that only one-third of the board of directors is elected in any single year. Dr. Eastman and Mr. Esses are designated Class I directors and have been elected for a term expiring in 2006 and until their successors are elected and qualified; Messrs. Rosenfeld and Miller are designated Class II directors elected for a term expiring in 2005 and until their successors are elected and qualified; and Messrs. Ehrlich, Wasserman and Borey are designated Class III directors elected for a term that expires in 2007 and until their successors are elected and qualified. A majority of the Board is "independent" under relevant SEC and Nasdaq regulations.

         Robert S. Ehrlich has been our Chairman of the Board since January 1993 and our President and Chief Executive Officer since October 2002. From May 1991 until January 1993, Mr. Ehrlich was our Vice Chairman of the Board, and from May 1991 until October 2002 he was our Chief Financial Officer. Mr. Ehrlich was a director of Eldat, Ltd., an Israeli manufacturer of electronic shelf labels, from June 1999 to July 2003. From 1987 to June 2003, Mr. Ehrlich served as a director of PSC Inc. ("PSCX"), a manufacturer and marketer of laser diode bar code scanners, and, between April 1997 and June 2003, Mr. Ehrlich was the chairman of the board of PSCX. PSCX filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in November 2002. Mr. Ehrlich received a B.S. and J.D. from Columbia University in New York, New York.

         Steven Esses has been a director since July 2002 and our Executive Vice President since January 2003 and Chief Operating Officer since February 2003. From 2000 until 2002, Mr. Esses was a principal with Stillwater Capital Partners, Inc., a New York-based investment research and advisory company (hedge fund) specializing in alternative investment strategies. During this time, Mr.

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

         Dr. Jay M. Eastman has been one of our directors since October 1993. Since November 1991, Dr. Eastman has served as President and Chief Executive Officer of Lucid, Inc., which is developing laser technology applications for medical diagnosis and treatment. Dr. Eastman served as Senior Vice President of Strategic Planning of PSCX from December 1995 through October 1997. Dr. Eastman is also a director of Dimension Technologies, Inc., a developer and manufacturer of 3D displays for computer and video displays. From 1981 until January 1983, Dr. Eastman was Director of the University of Rochester's Laboratory for Laser Energetics, where he was a member of the staff from September 1975 to 1981. Dr. Eastman holds a B.S. and a Ph.D. in Optics from the University of Rochester in New York.

         Jack E. Rosenfeld has been one of our directors since October 1993. Mr. Rosenfeld was President and Chief Executive Officer of Potpourri Group Inc. ("Potpourri"), a specialty catalog direct marketer, from April 1998 until June 2003; from June 2003 until February 2005, Mr. Rosenfeld served as Chairman of Potpourri's Board of Directors and as its CEO, and since February 2005, Mr. Rosenfeld has been Executive Chairman of the Potpourri Board of Directors. Mr. Rosenfeld was President and Chief Executive Officer of Hanover Direct, Inc., formerly Horn & Hardart Co., which operates a direct mail marketing business, from September 1990 until December 1995, and had been President and Chief Executive Officer of its direct marketing subsidiary, from May 1988 until September 1990. Mr. Rosenfeld holds a B.A. from Cornell University in Ithaca, New York and an LL.B. from Harvard University in Cambridge, Massachusetts.

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

         Bert W. Wasserman has served as a director since February 2003. Mr. Wasserman served as Executive Vice President and Chief Financial Officer of Time Warner, Inc. from 1990 until his retirement in 1995 and served on the Board of Directors of Time Warner, Inc. and its predecessor company, Warner Communications, Inc. from 1981 to 1995. He joined Warner Communications, Inc. in 1966 and had been an officer of that company since 1970. Mr. Wasserman is director of several investment companies in the Dreyfus Family of Funds. He is also a director of Malibu Entertainment, Inc., Lillian Vernon Corporation and InforMedix, Inc. Mr. Wasserman is a certified public accountant; he holds a B.A. from Baruch College in New York City, of whose Board of Trustees he has served as Vice President and President, and an LL.B from Brooklyn Law School.

         Edward J. Borey has served as a director since December 2003. Mr. Borey has been Chairman and Chief Executive Officer of WatchGuard Technologies, Inc., a leading provider of network security solutions (NasdaqNM: WGRD), since July 2004. From December 2000 to September 2003, Mr. Borey served as President, Chief Executive Officer and a director of PSCX. PSCX filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in November 2002. Prior to joining PSCX, Mr. Borey was President and CEO of TranSenda (May 2000 to December
2000). Previously, Mr. Borey held senior positions in the automated data collection industry. At Intermec Technologies Corporation (1995-1999), he was Executive Vice President and Chief Operating Officer and also Senior Vice President/General Manager of the Intermec Media subsidiary. Currently, Mr. Borey serves as a Board member at Mbrane (foremerly known as Centura Software), and he is on the Advisory Board of TranSenda Software and NextRx. Mr. Borey holds a B.S. in Economics from the State University of New York, College of Oswego; an M.A. in Public Administration from the University of Oklahoma; and an M.B.A. in Finance from Santa Clara University.

     Committees of the Board of Directors

         Our  board  of  directors  has  an  Audit  Committee,   a  Compensation
Committee, a Nominating Committee and an Executive and Finance Committee.

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

         The Executive and Finance Committee, created in July 2001, exercises the powers of the Board during the intervals between meetings of the Board, in the management of the property, business and affairs of the Company (except with respect to certain extraordinary transactions). The Executive and Finance Committee consists of Messrs. Ehrlich (Chair), Miller, Borey and Esses.

         The Nominating Committee, created in March 2003, identifies and proposes candidates to serve as members of the Board of Directors. Proposed nominees for membership on the Board of Directors submitted in writing by stockholders to the Secretary of the Company will be brought to the attention of the Nominating Committee. The Nominating Committee consists of Mr. Rosenfeld (Chair), Dr. Eastman and Mr. Borey, all of whom are independent non-employee directors. The Nominating Committee operates under a formal charter that governs its duties. The Nominating Committee's charter is publicly available through a hyperlink located on the investor relations page of our website, at http://www.arotech.com/compro/investor.html.

     Code of Ethics

         We have adopted a Code of Ethics, as required by Nasdaq listing standards and the rules of the SEC, that applies to our principal executive officer, our principal financial officer, and our principal accounting officer. The Code of Ethics is publicly available through a hyperlink located on the
investor        relations       page       of       our       website,        at
http://www.arotech.com/compro/investor.html. If we make substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, that applies to anyone subject to the Code of Ethics, we will disclose the nature of such amendment or waiver on the website or in a report on Form 8-K in accordance with applicable Nasdaq and SEC rules.

     Code of Conduct

         We have adopted a general Code of Conduct, as required by Nasdaq listing standards and the rules of the SEC, that applies to all of our employees. The Code of Conduct is publicly available through a hyperlink located on the investor relations page of our website, at http://www.arotech.com/compro/investor.html.

     Whistleblower Policy

         We have adopted a Whistleblower Policy, as required by Nasdaq listing standards, in order to ensure compliance with the provisions of the
Sarbanes-Oxley Act of 2002. The Whistleblower Policy is publicly available through a hyperlink located on the investor relations page of our website, at http://www.arotech.com/compro/investor.html. Employees with complaints about our compliance with applicable legal and regulatory requirements relating to accounting, auditing and internal control matters may submit their complaints in person, by mail or other written communication or by telephone to our Complaint Administrator. The Complaint Administrator can be contacted anonymously, by submitting the form located on our corporate website at http://arotech.com/compro/complaint.html. Complaints sent in this manner will automatically be stripped of all computer-encoded information identifying the originating e-mail address, and will then automatically be forwarded to the Complaint Administrator's regular e-mail address at Arotech.

     Director Compensation

         Non-employee members of our board of directors are paid $2,500 (plus expenses) for each board of directors meeting attended, $2,000 (plus expenses) for each meeting of the audit committee of the board of directors attended, and $1,000 (plus expenses) for each meeting of all other committees of the board of directors attended. In addition, we have adopted a Non-Employee Director Stock Option Plan pursuant to which non-employee directors receive an initial grant of options to purchase 40,000 shares of our common stock upon the effective date of such plan or upon the date of his or her election as a director. Thereafter, non-employee directors will receive options to purchase 25,000 shares of our common stock for each year of service on the board. All such options are granted at fair market value and vest ratably over three years from the date of the grant.

     Significant Employees

         Our significant employees as of February 28, 2005, and their ages as of December 31, 2004, are as follows:

               Name                   Age                                Position
               ----                   ---                                --------
Arik Arad..........................   52  Executive Vice President of Arotech and Chairman of IES
Jonathan Whartman..................   50  Senior Vice President
Dr. Neal Naimer....................   46  Vice President and Chief Technology Officer
William Graham.....................   46  Vice President of Government Affairs
Yoel Gilon.........................   52  Vice President - Electric Vehicle Technologies
Kim Kelly..........................   40  Vice President - Corporate Communications
Yaakov Har-Oz......................   47  Vice President, General Counsel and Secretary
Danny Waldner......................   33  Controller
Greg Otte..........................   45  President, IES Interactive Training, Inc.
Alan G. Jordan.....................   51  CEO, FAAC Incorporated
Yosef Bar..........................   62  General Manager, MDT Protective Industries
Hezy Aspis.........................   54  General Manager, Epsilor Electronics Industries, Ltd.
John R. Nehmens....................   53  Chief Operating Officer, Armour of America
Graydon Hansen.....................     46President, Electric Fuel Battery Corporation

         Arik Arad has served as IES's Chairman since August 2003 and as an Executive Vice President of Arotech since May 2004. Mr. Arad has served in the military, law enforcement and private-sector security business, servicing clientele from among the Fortune 500(TM) companies. In that capacity, Mr. Arad has participated in the process of reassessing security requirements, security design, security implementation, security training programs and proactive security follow-up. Mr. Arad has been exposed to issues pertinent to companies whose worldwide operations pose potential for terrorist activity. He has also gained worldwide experience in securing major airports, shopping centers and other high profile facilities. Mr. Arad served as a Lieutenant Colonel in the Israel Defense Forces. Mr. Arad is a graduate of the International Seminar Management Program (ISMP) of the Harvard Business School and holds a B.Sc. in psychology and political sciences from the Haifa University in Israel.

         Jonathan Whartman has been Senior Vice President since December 2000, and Vice President of Marketing from 1994 to December 2000. From 1991 until 1994, Mr. Whartman was our Director of Special Projects. Mr. Whartman was also Director of Marketing of Amtec from its inception in 1989 through the merger of Amtec into Arotech in 1991. Before joining Amtec, Mr. Whartman was Manager of Program Management at Luz, Program Manager for desk-top publishing at ITT Qume in San Jose, California from 1986 to 1987, and Marketing Director at Kidron Digital Systems, an Israeli computer developer, from 1982 to 1986. Mr. Whartman holds a B.A. in Economics and an M.B.A. from the Hebrew University, Jerusalem, Israel.

         Dr. Neal Naimer has been a Vice President since June 1997 and our Chief Technology Officer since December 2002. From 1989 to 1997, Dr. Naimer was Director of Electrode Engineering of our Air Electrode development program. From 1987 to 1989, he was the Manager of the Chemical Vapor Deposition (Thin Films) Group at Intel Electronics in Jerusalem, and was Project Manager of the photo voltaic IR detector development program at Tadiran Semiconductor Devices in Jerusalem from 1984 to 1987. Dr. Naimer was educated at University College of London, England, where he received his B.Sc. in Chemical Engineering and a Ph.D. in Chemical Engineering.

         William Graham joined us as Vice President of Government Affairs in January 2005, after twenty years of military service highlighted by multiple commands and six years of Pentagon experience. During this time, Mr. Graham interacted continuously with Senators and their staffs to develop and execute the strategy for presenting the $300+ billion defense budget. After retiring from the Army as a Colonel in 2001, Mr. Graham joined Washington Operations for Time Domain Corporation (TDC) as a Director to help the company secure Pentagon contracts and congressional support for those programs. Mr. Graham completed a B.S. in General Engineering at the U.S. Military Academy (West Point) in 1980, earned his masters from Central Michigan University in 1991 and was graduated from the U.S. Army War College in 1999.

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

         Kim Kelly has served as our Vice President - Corporate Communications since November 2004. From 1993 to 2004, Ms Kelly held a variety of positions at ECI Telecom Ltd., a Nasdaq-listed company, including serving as ECI's Director of Corporate Communications, where she played a significant role in ECI's communications strategy, investor relations program and competitive intelligence analysis. Ms Kelly holds a B.A. in Social Work from Bar-Ilan University in Tel-Aviv and an M.B.A. from Ben-Gurion University in Beersheva, Israel.

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

         Danny Waldner has served as our Controller since March 2000 and as our chief accounting officer since October 2002. Prior thereto, Mr. Waldner was an accountant at KPMG in Israel from 1996 to 2000. Mr. Waldner is a Certified Public Accountant and holds a B.A. in Accounting and Business Administration and an M.B.A. from the Rishon Lezion College of Administration in Israel, as well as an LL.M from Bar-Ilan University in Tel-Aviv.

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

         Alan G. Jordan started at First Ann Arbor Corporation, the predecessor of FAAC, in 1978 as a junior engineer. He subsequently was promoted to section head, program manager, group head, director of operations, vice president, and finally president, which position he has held for more than the past five years. Effective January 1, 2005, Mr. Jordan stepped down as President, remaining FAAC CEO. Prior to joining FAAC, Mr. Jordan was an engineer in the U.S. Navy civil service. Mr. Jordan maintains Department of Defense "secret" clearance. Mr. Jordan holds a bachelor's degree in Systems Science from Michigan State University.

         Yosef Bar established MDT Protective Industries in 1989 as one of the first bulletproofing companies in Israel. Under the direction of Mr. Bar, MDT moved from its initial emphasis on vandalism protection to bulletproofing not just windshields but the entire vehicle, as a result of which MDT became Israel's leader in the state-of-the art lightweight armoring of vehicles. Mr. Bar served in the Israel Defense Forces, reaching the rank of Lieutenant Colonel of the paratroop regiment with over 1,000 jumps to his credit. He also participated in several anti-terrorism courses.

         Hezy Aspis has headed Epsilor Electronic Industries, Ltd. since 1991. Prior to this, he was an engineer with Tadiran Batteries Ltd., Israel's leading lithium battery manufacturer. Mr. Aspis holds a B.Sc. in electric engineering from the Technion Israel Institute of Technology in Haifa, Israel, and an M.B.A. from Tel-Aviv University in Israel.

         John R. Nehmens has served as General Manager of AoA since 1996, and as Chief Operating Officer since 2004. Mr. Nehmens has over 28 years of direct aerospace manufacturing experience, having owned his own air frame manufacturing company for seven years. In addition, Mr. Nehmens spent 13 years at Lockheed-Martin Company, the last three as Director of Quality Assurance. Mr. Nehmens attended California Polytechnic College, Pomona, California, with a major in international business.

         Graydon Hansen has served as President of EFBC since January 2005. Prior thereto, Mr. Hansen was Senior Vice President of Engineering with Elpac Electronics, Inc. From March 2002 until February 2004, Mr. Hansen was Vice
President of Engineering at Trojan Battery Corporation, where his management responsibilities included commercial product development and design activity, plus leadership of the Quality and Production Engineering groups in all of Trojan's manufacturing facilities. Previously, Mr. Hansen worked at Lockheed Missiles and Space Company. Mr. Hansen holds a B.Sc. in electric engineering from the University of California at Berkeley, and is a Registered Professional Engineer.

     Section 16(a) Beneficial Ownership Reporting Compliance

         Under the securities laws of the United States, our directors, certain of our officers and any persons holding more than ten percent of our common stock are required to report their ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to report any failure to file by these dates during 2004. We are not aware of any instances during 2004, not previously disclosed by us, where such "reporting persons" failed to file the required reports on or before the specified dates, except as follows:

         (i) Mr. Ehrlich was required to file a Form 4 on or prior to December 12, 2004 in connection with his acquisition of 75,000 restricted shares on December 10, 2004. He reported this transaction in a Form 4 filed on December 14, 2004. Additionally, Mr. Ehrlich was required to file a Form 4 on or prior to August 11, 2004 in connection with his receipt of 50,000 stock options on August 9, 2004. He reported this transaction in a Form 5 filed on February 14, 2005.

         (ii) Mr. Esses was required to file a Form 4 on or prior to April 10, 2004 in connection with his exercise and sale of 50,000 stock options on April 8, 2004. He reported this transaction in a Form 4 filed on April 12, 2004.

         (iii) Mr. Shen was required to file a Form 4 on or prior to December 12, 2004 in connection with his acquisition of 30,000 restricted shares on December 10, 2004. He reported this transaction in a Form 4 filed on December 14, 2004. Additionally, Mr. Shen was required to file a Form 4 on or prior to August 11, 2004 in connection with his receipt of 18,750 stock options on August 9, 2004. He reported this transaction in a Form 5 filed on February 14, 2005.


ITEM 11. EXECUTIVE COMPENSATION

Cash and Other Compensation

     General

         Our Chief Executive Officer and the other highest paid executive officers (of which there were two) who were compensated at a rate of more than $100,000 in salary and bonuses during the year ended December 31, 2004 (collectively, the "Named Executive Officers") are Israeli residents, and thus certain elements of the compensation that we pay them is structured as is customary in Israel.

         During 2004, 2003 and 2002, compensation to our Named Executive Officers took several forms:

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

                  >> stock options, including (in the case of 2002) options issued in exchange for a waiver of salary under the "options-for-salary" program discussed in more detail below

                  >> grants of restricted stock, where the sale of such stock is prohibited for a period of two years and such stock is forfeit to us should the Named Executive Officer's employment be terminated for cause, as defined in such Executive's employment agreement (e.g., fraud, reckless or willful misconduct, etc.); and

                  >>       other  benefits,   primarily   consisting  of  annual
                           statutory holiday pay.

         The specific amounts of each form of compensation paid to each Named Executive Officer appear in the summary compensation table and the notes thereto appearing under "Summary Compensation Table," below.

     Summary Compensation Table

         The following table, which should be read in conjunction with the explanations provided above, shows the compensation that we paid (or accrued), in connection with services rendered for 2004, 2003 and 2002, to our Named Executive Officers.

                              Annual Compensation                        Long Term Compensation
                             -------------------------------------------------------------------



                                                                         Securities  Restricted
                                                                Tax      Underlying    Stock
 Name and Principal Position    Year    Salary     Bonus   Reimbursement  Options     Awards(2)
Robert S. Ehrlich            2004 $  275,907 $  175,000     $   29,103      50,000     $ 626,350
Chairman of the Board,       2003 $  259,989 $  180,000(4)  $   27,211   2,035,000             0
   President, Chief          2002 $  202,962 $   99,750     $   15,232     262,500(6)  $       0
   Executive Officer and
   director



                                All Other Compensation
                            ---------------------------------------
                              Changes in
                             Accruals for
                                Sick Days,    Payment to
                             Vacation Days    Pension and
                             and Termination,  Education
 Name and Principal Position Compensation         Funds     Others
Robert S. Ehrlich             $  133,898(3)   $   48,477  $   19,893
Chairman of the Board,        $   80,713(5)   $   48,228  $      678
   President, Chief           $  170,691(7)   $   22,256  $      654
   Executive Officer and
   director

                              Annual Compensation                        Long Term Compensation     All Other Compensation
                             -------------------------------------------------------------------------------------------------------
                                                                                            Changes in
                                                                                            Accruals for
                                                                                             Sick Days,      Payment to
                                                                    Securities  Restricted  Vacation Days    Pension and
                                                           Tax      Underlying    Stock     and Termination,  Education
 Name and Principal Position Year   Salary     Bonus   Reimbursement  Options     Awards(2)  Compensation      Funds     Others

Steven Esses                 2004 $   65,506(8)$  106,000(9)$   25,273          0 $221,100  $    3,759(12) $   12,116 $   12,940
Executive Vice President,    2003 $        0   $        0   $        0  1,035,000 $      0  $        0     $        0 $        0
   Chief Operating Officer   2002 $        0   $        0   $        0          0 $      0  $        0     $        0 $  120,480(11)
   and director*


Avihai Shen                  2004 $  155,845  $   97,000   $    6,407     18,750  $54,900   $   34,972(12) $   26,889 $      476
Vice President - Finance and 2003 $  123,988  $        0   $    8,653    608,750  $     0   $    6,471(13) $   23,133 $      463
   Chief Financial Officer   2002 $   93,641  $        0   $   18,857     48,935  $     0   $    9,847(14) $   20,394 $    6,894(15)

-------------------------------------

   * Mr. Esses became an executive officer in January 2003. His compensation as an officer during 2003 consisted solely of stock options. Prior to January 2003, Mr. Esses was a director (from July 2002), in which position he received certain compensation as a consultant, in addition to the stock options and per-meeting fees payable to directors generally (which is not reflected above).
  (1) We paid the amounts reported for each named executive officer in U.S. dollars and/or New Israeli Shekels (NIS). We have translated amounts paid in NIS into U.S. dollars at the exchange rate of NIS into U.S. dollars at the time of payment or accrual.
  (2) Based on the closing market price of our stock on the Nasdaq Stock Exchange the date of grant multiplied by the number of shares awarded. As of December 31, 2004, our Named Executive Officers held 635,000 restricted shares. Of these shares, the restrictions on 530,000 shares are scheduled to expire on August 4, 2006, and the restrictions on 105,000 are scheduled to expire on December 8, 2006. The value of the restricted shares held by our Named Executive Officers on December 31, 2004, based on the closing price of our stock on the Nasdaq Stock Exchange on that date. was $902,350.
  (3) Of this amount, $76,766 represents our accrual for severance pay that would be payable to Mr. Ehrlich upon a "change of control" or upon the occurrence of certain other events; $28,603 represents the increase of the accrual for vacation redeemable by Mr. Ehrlich; and $28,529 represents the increase of our accrual for severance pay that would be payable to Mr. Ehrlich under the laws of the State of Israel if we were to terminate his employment.
  (4) We paid Mr. Ehrlich $180,000 during 2004 in satisfaction of his bonus from 2003 to which he was entitled according to his contract. Of this amount, we accrued $99,750 for Mr. Ehrlich in satisfaction of the 2003 bonus to which he was entitled according to his contract; the remainder was the result of the approval in 2004 by the Compensation Committee of a higher bonus for 2003 than Mr. Ehrlich's contractual minimum.
  (5) Of this amount, $92,075 represents our accrual for severance pay that would be payable to Mr. Ehrlich upon a "change of control" or upon the occurrence of certain other events; $3,451 represents the increase of the accrual for sick leave and vacation redeemable by Mr. Ehrlich; and $(14,813) represents the decrease of our accrual for severance pay that would be payable to Mr. Ehrlich under the laws of the State of Israel if we were to terminate his employment.
  (6) Of this amount, 262,500 options were in exchange for a total of $105,000 in salary waived by Mr. Ehrlich during 2002 pursuant to the options-for-salary program instituted by us beginning in May 2001. See "Options-for-Salary Program," below.
  (7) Of this amount, $109,935 represents our accrual for severance pay that would be payable to Mr. Ehrlich upon a "change of control" or upon the occurrence of certain other events; $17,571 represents the increase of the accrual for sick leave and vacation redeemable by Mr. Ehrlich; and $43,725 represents the increase of our accrual for severance pay that would be payable to Mr. Ehrlich under the laws of the State of Israel if we were to terminate his employment.
  (8) Does not include $208,100 that we paid in consulting fees to Sampen Corporation, a New York corporation owned by members of Steven Esses's immediate family from which Mr. Esses receives a salary. See "Item 13. Certain Relationships and Related Transactions - Consulting Agreement with Sampen Corporation," below.
  (9) Does not include $110,000 that we paid as a bonus to Sampen Corporation, a New York corporation owned by members of Steven Esses's immediate family from which Mr. Esses receives a salary. See "Item 13. Certain Relationships and Related Transactions - Consulting Agreement with Sampen Corporation," below.

 (10) Represents  the  increase of the accrual for vacation  redeemable  by Mr.
      Esses.
 (11) Represents consulting fees paid in 2002.
 (12) Of this amount, $21,568 represents the increase in our accrual for vacation redeemable by Mr. Shen; and $13,404 represents the increase of our accrual for severance pay that would be payable to Mr. Shen under the laws of the State of Israel if we were to terminate his employment.
 (13) Of this amount, $8,369 represents the increase of the accrual for vacation redeemable by Mr. Shen; and $(1,628) represents the decrease of our accrual for severance pay that would be payable to Mr. Shen under the laws of the State of Israel if we were to terminate his employment.
 (14) Of this amount, $1,062 represents the increase of the accrual for vacation redeemable by Mr. Shen; and $8,785 represents the increase of our accrual for severance pay that would be payable to Mr. Shen under the laws of the State of Israel if we were to terminate his employment.
 (15) Of this amount, $6,500 represents the value of shares issued to Mr. Shen as a stock bonus and $394 represents other benefits that we paid to Mr. Shen in 2002.

     Executive Loans

         In 1999, 2000 and 2002, we extended certain loans to our Named Executive Officers. These loans are summarized in the following table, and are further described under "Item 13. Certain Relationships and Related Transactions
- Officer Loans," below.

                                           Original        Amount
                                           Principal    Outstanding
    Name of Borrower      Date of Loan  Amount of Loan as of 12/31/04                Terms of Loan
    ----------------      ------------  -------------- --------------                -------------
Robert S. Ehrlich.......   12/28/99     $    167,975    $    201,570  Ten-year non-recourse loan to purchase our
                                                                        stock, secured by the shares of stock
                                                                        purchased.
Robert S. Ehrlich.......   02/09/00     $    789,991    $    684,006  Twenty-five-year non-recourse loan to
                                                                        purchase our stock, secured by the
                                                                        shares of stock purchased.
Robert S. Ehrlich.......   06/10/02     $     36,500    $     38,719  Twenty-five-year non-recourse loan to
                                                                        purchase our stock, secured by the
                                                                        shares of stock purchased.

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

         Following is a table setting forth the number of options that we issued to each of our Named Executive Officers under the options-for-salary program during each fiscal quarter in 2002, and the range of trading prices for our common stock during each such fiscal quarter:

                                                                                             Low Trading                   Closing
                            Fiscal    Amount of      Number of    Number of      Average      Price     High Trading      Price
                           Quarter      Salary        Options      Options      Exercise      During    Price During   on Last Day
Named Executive Officer     Ended       Waived        Accrued       Issued        Price      Quarter       Quarter     of Quarter
------------------------ -------------------------- -------------------------- -----------------------------------------------------
Robert S. Ehrlich......    03/31/02   $   26,250        65,625       65,625       $1.42       $1.35         $2.41         $1.55
                           06/30/02   $   26,250        65,625       65,625       $0.73       $0.73         $1.79         $0.91
                           09/30/02   $   26,250        65,625       65,625       $0.85       $0.79         $1.70         $1.05
                           12/31/02   $   26,250        65,625       65,625       $0.61       $0.61         $1.17         $0.64

Avihai Shen............    03/31/02   $    3,262         8,153        8,153       $1.42       $1.35         $2.41         $1.55
                           06/30/02   $    3,262         8,153        8,153       $0.73       $0.73         $1.79         $0.91
                           09/30/02   $    3,262        12,476       12,476       $0.85       $0.79         $1.70         $1.05
                           12/31/02   $    3,262         8,153        8,153       $0.61       $0.61         $1.17         $0.64

Stock Options

         The table below sets forth information with respect to stock options granted to the Named Executive Officers for the fiscal year 2004.


                        Option Grants in Last Fiscal Year

            Name              Individual Grants
      ---------------    ----------------------------
                         Number of       % of Total
                                          Options                                      Potential Realizable Value
                         Securities      granted to      Exercise                        of Assumed Annual Rates
                         Underlying      Employees       or Based                        of Stock Price Appreciation
                           Options       in Fiscal       Price          Expiration            for Option Term(1)
                                                                                      ------------------------------
         Name              Granted           Year            ($/Sh)         Date            5% ($)          10% ($)
      ---------------    -----------    -------------    -----------    ----------    -------------    -------------
Robert S. Ehrlich.....    50,000              3.3%         $1.20        08/09/09       $   16,577       $   36,631
Avihai Shen...........    18,750              1.2%         $1.20        08/09/09       $    6,216       $   13,736

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

         The table below sets forth information for the Named Executive Officers with respect to aggregated option exercises during fiscal 2004 and fiscal 2004 year-end option values.

                           Aggregated Option Exercises and Fiscal Year-End Option Values

                                                         Number of Securities             Value of Unexercised
                                                       Underlying Unexercised            In-the-Money Options
                       Shares                         Options at Fiscal Year End          at Fiscal-Year-End(1)
                     Acquired on       Value          ------------------------------ ----------------------------------
        Name          Exercise        Realized         Exercisable   Unexercisable     Exercisable     Unexercisable
 --------------------------------- ------------------ -------------- --------------- ---------------- -----------------
Robert S. Ehrlich....    19,000     $         (665)      2,384,166       500,000      $    2,062,541   $      426,000
Steven Esses.........    50,000     $      128,500         641,808       178,333      $      457,134   $      299,282
Avihai Shen..........         -     $            -         309,653       310,000      $      280,438   $            0

-----------------------------------

(1) Options that are "in-the-money" are options for which the fair market value of the underlying securities on December 31, 2004 ($1.62) exceeds the exercise or base price of the option.

Employment Contracts

         Mr. Ehrlich is party to an employment agreement with us effective as of January 1, 2000. The term of this employment agreement, as extended, expires on December 31, 2005, and is extended automatically for additional terms of two years each unless either Mr. Ehrlich or we terminate the agreement sooner.

         The employment agreement provides for a base salary of $20,000 per month, as adjusted annually for Israeli inflation and devaluation of the Israeli shekel against the U.S. dollar, if any. Additionally, the board may at its discretion raise Mr. Ehrlich's base salary. In January 2002, the board raised Mr. Ehrlich's base salary to $23,750 per month effective January 1, 2002; during 2002 and 2003, Mr. Ehrlich elected to waive this increase in his salary and to receive options instead, under our salary for options program.

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

         Mr. Esses is not a party to an employment agreement with us. See also "Item 13. Certain Relationships and Related Transactions - Consulting Agreement with Sampen Corporation," below.

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

         Under the laws of Israel, an employee of ours who has been dismissed from service, died in service, retired from service upon attaining retirement age, or left due to poor health, maternity or certain other reasons, is entitled to severance pay at the rate of one month's salary for each year of service. We currently fund this obligation by making monthly payments to approved private provident funds and by its accrual for severance pay in the consolidated financial statements. See Note 2.s. of the Notes to the Consolidated Financial Statements.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee of our board of directors for the 2004 fiscal year consisted of Dr. Jay M. Eastman, Jack E. Rosenfeld and Bert W. Wasserman. None of the members has served as our officers or employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding the security ownership, as of March 10, 2005, of those persons owning of record or known by us to own beneficially more than 5% of our common stock and of each of our Named Executive Officers and directors, and the shares of common stock held by all of our directors and executive officers as a group.

                                                                                           Percentage of Total
        Name and Address of Beneficial Owner(1)           Shares Beneficially Owned(2)(3) Shares Outstanding(3)
        ---------------------------------------           ------------------------------- ---------------------
Robert S. Ehrlich.......................................          3,219,546(4)                    3.9%
Steven Esses............................................            806,808(5)                    1.0%
Avihai Shen.............................................            528,904(6)                     *
Dr. Jay M. Eastman......................................             95,001(7)                     *
Jack E. Rosenfeld.......................................             97,001(8)                     *
Lawrence M. Miller......................................            543,580(9)                     *
Bert W. Wasserman.......................................             20,001(10)                    *
Edward J. Borey.........................................             36,001(11)                    *
All of our directors and executive officers as a group
(9 persons).............................................          5,346,842(12)                   6.4%

  ------------------------------------

    *Less than one percent.

(1) The address of each named beneficial owner is in care of Arotech Corporation, 250 West 57th Street, Suite 310, New York, New York 10107.

(2) Unless otherwise indicated in these footnotes, each of the persons or entities named in the table has sole voting and sole investment power with respect to all shares shown as beneficially owned by that person, subject to applicable community property laws.

(3) Based on 80,103,668 shares of common stock outstanding as of March 10, 2005. For purposes of determining beneficial ownership of our common stock, owners of options exercisable within sixty days are considered to be the beneficial owners of the shares of common stock for which such securities are exercisable. The percentage ownership of the outstanding common stock reported herein is based on the assumption (expressly required by the applicable rules of the Securities and Exchange Commission) that only the person whose ownership is being reported has converted his options into shares of common stock.

(4) Includes 50,000 shares held by Mr. Ehrlich's wife (in which shares Mr. Ehrlich disclaims beneficial ownership), 161,381 shares held in Mr. Ehrlich's pension plan, 3,000 shares held by children sharing the same household (in which shares Mr. Ehrlich disclaims beneficial ownership), and 2,387,000 shares issuable upon exercise of options exercisable within 60 days.

(5) Includes 641,808 shares issuable upon exercise of options exercisable within 60 days.

(6) Includes 488,404 shares issuable upon exercise of options exercisable within 60 days.

(7) Consists of 95,001 shares issuable upon exercise of options exercisable within 60 days.

(8) Includes 95,001 shares issuable upon exercise of options exercisable within 60 days.

(9) Includes 441,665 shares held by Leon S. Gross and Lawrence M. Miller as co-trustees of the Rose Gross Charitable Foundation, and 90,001 shares issuable upon exercise of options exercisable within 60 days.

(10) Consists of 20,001 shares issuable upon exercise of options exercisable within 60 days.

(11) Includes 20,001 shares issuable upon exercise of options exercisable within 60 days.

(12) Includes 3,837,217 shares issuable upon exercise of options exercisable within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

         The following table sets forth certain information, as of December 31, 2004, with respect to our 1991, 1993, 1995, 1998 and 2004 stock option plans, as well as any other stock options and warrants previously issued by us (including individual compensation arrangements) as compensation for goods and services:

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

       Plan Category                     (a)                       (b)                           (c)
---------------------------- ------------------------     -----------------------     -----------------------
Equity compensation                   6,715,343                    $1.19                      5,523,931
  plans approved by
  security holders.....
Equity compensation
  plans not approved
  by security
  holders(2)(3)........               2,399,417                    $1.54                            291
                                      ---------                    -----                  -------------
Total..................               9,114,760                    $1.28                      5,524,222
                                      =========                    =====                      =========

    -------------------------------------

    (1)In October 1998, the Board of Directors adopted the 1998 Non-Executive Stock Option and Restricted Stock Purchase Plan, which under Delaware law did not require shareholder approval since directors and executive officers were ineligible to participate in it. Participation in the 1998 Plan is limited to those of our employees and consultants who are neither executive officers nor otherwise subject to Section 16 of the Securities Exchange Act of 1934, as amended, or Section 162(m) of the Internal Revenue Code of 1986, as amended. The 1998 Plan is administered by the Compensation Committee of our Board of Directors, which determined the conditions of grant. Options issued under the 1998 Plan generally expire no more than ten years from the date of grant, and incentive options issued under the 1998 Plan may be granted only at exercise prices equal to the fair market value of our common stock on the date the option is granted.
    (2)For a description of the material features of grants of options and warrants other than options granted under our employee stock option plans, please see Note 14.f. and 14.g. of the Notes to the Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Officer Loans

         On December 3, 1999, Robert S. Ehrlich purchased 125,000 shares of our common stock out of our treasury at the closing price of the common stock on December 2, 1999. Payment was rendered by Mr. Ehrlich in the form of non-recourse promissory notes due in 2009 in the amount of $167,975, bearing simple annual interest at a rate of 2%, secured by the shares of common stock purchased and other shares of common stock previously held by him. As of December 31, 2003, the aggregate amount outstanding pursuant to this promissory note was $201,570.

         On February 9, 2000, Mr. Ehrlich exercised 131,665 stock options. Mr. Ehrlich paid the exercise price of the stock options and certain taxes that we paid on his behalf by giving us a non-recourse promissory note due in 2025 in the amount of $789,991, bearing annual interest (i) as to $329,163, at 1% over the then-current federal funds rate announced from time to time by the Wall Street Journal, and (ii) as to $460,828, at 4% over the then-current percentage increase in the Israeli consumer price index between the date of the loan and the date of the annual interest calculation, secured by the shares of our common stock acquired through the exercise of the options and certain compensation due to Mr. Ehrlich upon termination. As of December 31, 2003, the aggregate amount outstanding pursuant to this promissory note was $657,146.

         On June 10, 2002, Mr. Ehrlich exercised 50,000 stock options. Mr. Ehrlich paid the exercise price of the stock options by giving us a non-recourse promissory note due in 2012 in the amount of $36,500, bearing simple annual interest at a rate equal to the lesser of (i) 5.75%, and (ii) 1% over the then-current federal funds rate announced from time to time, secured by the shares of our common stock acquired through the exercise of the options. As of December 31, 2003, the aggregate amount outstanding pursuant to this promissory note was $37,810.

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

         Beginning in January 2004, Mr. Edward J. Borey, who became one of our directors in December 2003, entered into a consulting agreement with us pursuant to which he agreed to aid us in identifying potential acquisition candidates in exchange for transaction fees in respect of acquisitions in which he plays a "critical role" (as determined by us in our sole and absolute discretion) in identifying and/or initiating and/or negotiating the transaction in the amount of (i) 1.5% of the value of the transaction up to $10,000,000, plus (ii) 1.0% of the value of the transaction in excess of $10,000,000 and up to $50,000,000, plus (iii) 0.5% of the value of the transaction in excess of $50,000,000. We also agreed to issue to Mr. Borey, at par value, a total of 32,000 shares of our common stock, the value of which is to be deducted from any transaction fees paid. 16,000 of these shares were earned and issued prior to termination of this agreement in August 2004.

Consulting Agreement with Sampen Corporation

         We have a consulting agreement with Sampen Corporation that we executed in March 2005, effective as of January 1, 2005. Sampen is a New York corporation owned by members of Steven Esses's immediate family, and Mr. Esses is an employee of Sampen. The term of this consulting agreement expires on December 31, 2006, and is extended automatically for additional terms of two years each unless either Sampen or we terminate the agreement sooner.

         Pursuant to the terms of our agreement with Sampen, Sampen provides one of its employees to us for such employee to serve as our Executive Vice President and Chief Operating Officer. We pay Sampen $12,800 per month, plus an annual bonus, on a sliding scale, in an amount equal to a minimum of 25% of Sampen's annual base compensation then in effect, up to a maximum of 75% of its annual base compensation then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year. We also pay Sampen, to cover the cost of our use of Sampen's offices as an ancillary New York office life and the attendant expenses and insurance costs, an amount equal to 16% of each monthly payment of base compensation.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

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

         >> Audit Fees. Audit fees billed or expected to be billed to us by Kost, Forer, Gabbay & Kassierer for the audit of the financial statements included in our Annual Report on Form 10-K, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for the years ended December 31, 2003 and 2004 totaled approximately $177,000 and $594,924, respectively.

         >> Audit-Related Fees. Kost, Forer, Gabbay & Kassierer billed us $34,500 and $214,659 for the fiscal years ended December 31, 2003 and 2004, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption "Audit Fees," above.

         >> Tax Fees. Kost, Forer, Gabbay & Kassierer billed us an aggregate of $24,320 and $9,491 for the fiscal years ended December 31, 2003 and 2004, respectively, for tax services, principally advice regarding the preparation of income tax returns.

         >> All Other Fees. The Audit Committee of the Board of Directors has considered whether the provision of the Audit-Related Fees, Tax Fees and all other fees are compatible with maintaining the independence of our principal accountant.

         Applicable law and regulations provide an exemption that permits certain services to be provided by our outside auditors even if they are not pre-approved. We have not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

                                     PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

      (1)   Financial Statements - See Index to Financial Statements on page
            73 above.
      (2) Financial Statements Schedules - Schedule II - Valuation and Qualifying Accounts. All schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or related notes thereto.
      (3) Exhibits - The following Exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

      Exhibit No.                              Description
   (8)3.1.........Amended and Restated Certificate of Incorporation
  (15)3.1.1.......Amendment to our Amended and Restated Certificate of Incorporation
  (24)3.1.2.......Amendment to our Amended and Restated Certificate of Incorporation
    **3.1.3.......Amendment to our Amended and Restated Certificate of Incorporation
   (2)3.2.........Amended and Restated By-Laws
    **4.1.........Specimen Certificate for shares of common stock, $.01 par value
 +                (6)10.6........Amended  and  Restated  1993  Stock  Option and
                  Restricted Stock Purchase Plan dated November 11, 1996
 + (1)10.7.1......Form of Management Employment Agreements
+ *   10.7.2......General Employee Agreements
   (1)
 * (1)10.8........Office of Chief Scientist documents
   (2)10.8.1......Letter from the Office of Chief Scientist to us dated January 4, 1995
 + (3)10.12.......Amended and Restated 1995 Non-Employee Director Stock Option Plan
   (4)10.14.......Stock Purchase Agreement between us and Leon S. Gross ("Gross") dated September 30, 1996
   (4)10.15.......Registration Rights Agreement between us and Gross dated September 30, 1996
 + (5)10.20.......Amended  and  Restated  Employment  Agreement  dated as of October 1, 1996  between  us, EFL and
                  Robert S. Ehrlich
+ (15)10.20.1.....Second Amended and Restated  Employment  Agreement,  effective as of January 1, 2000 between us,
                  EFL and Robert S. Ehrlich
   (6)10.26.......Amendment No. 2 to the Registration  Rights Agreement  between us, Gross,  Robert S. Ehrlich and
                  Yehuda Harats dated December 10, 1997
   (7)10.27.......1998 Non-Executive Stock Option and Restricted Stock Purchase Plan
   (9)10.31.......Form of Warrant dated December 28, 1999
  (10)10.35.1.....Promissory Note dated January 3, 1993, from Robert S. Ehrlich to us
  (10)10.35.2.....Amendment  dated April 1, 1998,  to  Promissory  Note dated  January 3, 1993  between  Robert S.
                  Ehrlich and us
  (10)10.37.......Promissory Note dated December 3, 1999, from Robert S. Ehrlich to us

      Exhibit No.                              Description
  (10)10.39.......Promissory Note dated February 9, 2000, from Robert S. Ehrlich to us
  (11)10.48.......Series A Stock Purchase Warrant issued to Capital Ventures International dated November 17, 2000
  (11)10.49.......Series B Stock Purchase Warrant issued to Capital Ventures International dated November 17, 2000
  (11)10.50.......Stock Purchase Warrant issued to Josephthal & Co., Inc. dated November 17, 2000
  (12)10.52.......Promissory Note dated January 12, 2001, from Robert S. Ehrlich to us
  (12)10.54.......Agreement of Lease dated December 5, 2000 between us as tenant and  Renaissance 632 Broadway LLC as landlord
  (13)10.55.......Series C Stock Purchase Warrant issued to Capital Ventures International dated May 3, 2001
  (14)10.56.......Form of Common Stock Purchase Warrant dated May 8, 2001
  (15)10.63.......Securities Purchase Agreement dated December 31, 2002 between us and the Investors
  (15)10.64.......Form of 9% Secured Convertible Debenture due June 30, 2005
  (15)10.65.......Form of Warrant dated December 31, 2002
  (15)10.66.......Form of Security Agreement dated December 31, 2002
  (15)10.67.......Form of Intellectual Property Security Agreement dated December 31, 2002
 +(16)10.68.......Settlement Agreement and Release between us and Yehuda Harats dated December 31, 2002
  (16)10.69.1.....Commercial lease agreement  between  Commerce Square  Associates  L.L.C. and I.E.S.  Electronics
                  Industries U.S.A., Inc. dated September 24, 1997
  (16)10.69.2.....Amendment to Commercial  lease agreement  between Commerce Square  Associates  L.L.C. and I.E.S.
                  Electronics Industries U.S.A., Inc. dated as of May 1, 2000
  (16)10.70.......Agreement  of Lease dated  December 6, 2000 between  Janet  Nissim et al. and M.D.T.  Protection
                  (2000) Ltd. [English summary of Hebrew original]
  (16)10.71.......Agreement of Lease dated August 22, 2001 between Aviod Building and  Earthworks  Company Ltd. et
                  al. and M.D.T. Protective Industries Ltd. [English summary of Hebrew original]
  (22)10.72.......Promissory Note dated July 1, 2002 from Robert S. Ehrlich to us
  (17)10.73.......Securities  Purchase  Agreement  dated  September  30, 2003 between us and the  Investors  named therein
  (17)10.74.......Form of 8% Secured Convertible Debenture due September 30, 2006
  (17)10.75.......Form of Warrant dated September 30, 2003
  (17)10.76.......Form of Security Agreement dated September 30, 2003
  (17)10.77.......Form of Intellectual Property Security Agreement dated September 30, 2003
  (18)1010.78..   Form of Amendment and Exercise Agreement dated December 10, 2003
  (18)10.79.......Form of Supplemental Warrant dated December 18, 2003
  (19)10.80.......Stock Purchase and Sale Agreement dated January 7, 2004 between us and the  shareholders of FAAC
                  Incorporated

      Exhibit No.                              Description
  (19)10.81.......Securities Purchase Agreement dated January 7, 2004 between us and the Investors named therein
  (19)10.82.......Registration Rights Agreement dated January 7, 2004 between us and the Investors named therein
  (19)10.83.......Form of Warrant dated January __, 2004
  (20)10.84.......Share  Purchase  Agreement  dated  January __, 2004 between us and the  shareholders  of Epsilor
                  Electronics Industries, Ltd.
  (20)10.85.......Management Agreement dated January __, 2004 among us, Office Line Ltd. and Hezy Aspis
 *(21)10.86.......Settlement Agreement between us and I.E.S. Electronics Industries, Ltd. dated February 4, 2004
 +(22)10.86.......Consulting agreement dated January 1, 2004 between us and Edward J. Borey
  (22)10.87.......Lease dated April 8, 1997, between AMR Holdings, L.L.C. and FAAC Incorporated
  (22)10.88.......Lease dated as of March 22, 2004 between us and Fisk Building Associates L.L.C.
  (23)10.89.......Stock  Purchase  Agreement  dated  as of  July  15,  2004  between  us and  Armour  of  America,
                  Incorporated and its sole shareholder
  (24)10.90.......Securities  Purchase Agreement dated as of July 15, 2004, by and among us and various investors
   +**10.91.......Consulting Agreement, effective as of January 1, 2005, between us and Sampen Corporation
  (22)14.1........Code of Ethics
    **21.1........List of Subsidiaries of the Registrant
    **23.1........Consent of Kost, Forer, Gabbay & Kassierer, a member of Ernst & Young Global
    **23.2........Consent of Stark Winter Schenkein & Co., LLP
    **31.1........Certification of Principal  Executive Officer pursuant to Section 302 of the  Sarbanes-Oxley Act of 2002
    **31.2........Certification of Principal  Financial Officer pursuant to Section 302 of the  Sarbanes-Oxley Act of 2002
    **32.1........Certification  of Principal  Executive  Officer  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    **32.2........Certification  of Principal  Financial  Officer  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5)Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1996, as amended
(6)Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1997, as amended
(7)Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333- 74197), which became effective on March 10, 1998
(8)Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1998
(9)Incorporated by reference to our Current Report on Form 8-K filed January 7, 2000
(10)Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999
(11)Incorporated by reference to our Current Report on Form 8-K filed November 17, 2000
(12)Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000
(13)Incorporated by reference to our Current Report on Form 8-K filed May 7, 2001 (EDGAR Film No. 1623996)
(14)Incorporated by reference to our Current Report on Form 8-K filed May 7, 2001 (EDGAR Film No. 1623989)
(15)Incorporated by reference to our Current Report on Form 8-K filed January 6, 2003
(16)Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002
(17)Incorporated by reference to our Current Report on Form 8-K filed October 3, 2003
(18)Incorporated by reference to our Current Report on Form 8-K filed December 23, 2003
(19)Incorporated by reference to our Current Report on Form 8-K filed January 9, 2004
(20)Incorporated by reference to our Current Report on Form 8-K filed February 4, 2004
(21)Incorporated by reference to our Current Report on Form 8-K filed February 5, 2004
(22)Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003
(23)Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (24)Incorporated by reference to our Current Report on Form 8-K filed July 15, 2004

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31 , 2005.

                                    AROTECH CORPORATION


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

     Signature                                   Title                                   Date
     ---------                                   -----                                   ----
                            Chairman, President, Chief Executive Officer and
  /s/ Robert S. Ehrlich                         Director
------------------------
     Robert S. Ehrlich               (Principal Executive Officer)                March   31  , 2005
                                                                                        ------

       /s/ Avihai Shen                 Vice President - Finance                   March   31  , 2005
-----------------------                                                                 ------
       Avihai Shen                  (Principal Financial Officer)

     /s/ Danny Waldner                        Controller                          March   31  , 2005
-----------------------                                                                 ------
       Danny Waldner                 (Principal Accounting Officer)

      /s/ Steven Esses    Executive Vice President, Chief Operating Officer       March   31  , 2005
-----------------------                                                                 ------
      Steven Esses                          and Director

    /s/ Jay M. Eastman                        Director                            March   31  , 2005
-----------------------                                                                 ------
   Dr. Jay M. Eastman

  /s/ Lawrence M. Miller                      Director                            March   31  , 2005
-------------------------                                                               ------
      Lawrence M. Miller

  /s/ Jack E. Rosenfeld                       Director                            March   31  , 2005
------------------------                                                                ------
      Jack E. Rosenfeld

  /s/ Bert W. Wasserman                       Director                            March   31  , 2005
------------------------                                                                ------
      Bert W. Wasserman

   /s/ Edward J. Borey                        Director                            March   31  , 2005
-----------------------                                                                 ------
       Edward J. Borey


                    AROTECH CORPORATION AND ITS SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2004

                                 IN U.S. DOLLARS

                                      INDEX


                                                                        Page
                                                                 ---------------
Reports of Independent Registered Public Accounting Firms              2 - 3
Consolidated Balance Sheets                                            4 - 5
Consolidated Statements of Operations                                      6
Statements of Changes in Stockholders' Equity                          7 - 9
Consolidated Statements of Cash Flows                                10 - 13
Notes to Consolidated Financial Statements                           14 - 60

[logo] ERNST & YOUNG

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                             To the Stockholders of

                               AROTECH CORPORATION

        We have audited the accompanying consolidated balance sheets of Arotech Corporation (the "Company") and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in Item 15(a)(2) of the Company's 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of "Armor of America," a wholly-owned subsidiary of the Company, financial statements of which reflect total assets of 4% of the consolidated assets of the Company as of December 31, 2004, and total revenues of 5% of the consolidated revenues of the Company for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the data included for this subsidiary, is based solely on the report of the other auditors.

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

        In our opinion based on our audits and the other auditors the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Additionally, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements and schedule taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 1.b., the Consolidated Financial Statements at December 31, 2003 and for the year then ended have been restated for the matters set forth therein.

Tel Aviv, Israel                                 KOST, FORER, GABBAY & KASIERER
March 24, 2005                                  A Member of Ernst & Young Global

                                     [logo]

                             STARK WINTER SCHENKEIN


             Report of Independent Registered Public Accounting Firm

To the Shareholder
Armour of America, Inc.
Gardena, California

We have audited the accompanying balance sheets of Armour of America, Inc. as of December 31, 2004, and the related statements of income, stockholder's equity and cash flows for the period August 11, 2004 to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Armour of America, Inc. as of December 31, 2004, and the results of its operations, stockholder's equity and cash flows for the period August 11, 2004 to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
January 31, 2005


       STARK  WINTER  SCHENKEIN & CO., LLP  Certified Public Accountants
                                Financial Consultants
--------------------------------------------------------------------------------

         7535 EAST HAMPDEN AVENUE  SUITE 109  DENVER, COLORADO 80231
      PHONE: 303.694.6700  FAX: 303.694.6761  TOLL FREE: 888.766.3985
                                WWW.SWSCPAS.COM

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
In U.S. dollars

                                                                                              December 31,
                                                                                -----------------------------------------
                                                                                      2004                   2003*
                                                                                ------------------     ------------------
         ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                   $     6,734,512        $    13,685,125
      Restricted collateral deposits and restricted held-to-maturity
           securities                                                                  6,962,110                706,180
      Available for sale marketable securities                                           135,568                      -
      Trade receivables (net of allowance for doubtful accounts in the amounts of $55,394 and $61,282 as of December 31, 2004 and 2003,
        respectively)                                                                  8,266,880              4,706,423

     Unbilled receivables                                                              2,881,468                      -
     Other accounts receivable and prepaid expenses                                    1,339,393              1,187,371
     Inventories                                                                       7,277,301              1,914,748
     Assets of discontinued operations                                                         -                 66,068
                                                                                ------------------     ------------------
Total current assets                                                                  33,597,232             22,265,915
                                                                                ------------------     ------------------
SEVERANCE PAY FUND                                                                     1,980,047              1,023,342

RESTRICTED DEPOSITS                                                                    4,000,000                      -

PROPERTY AND EQUIPMENT, NET                                                            4,600,691              2,292,741

OTHER INTANGIBLE ASSETS, NET                                                          14,368,701              2,375,195

GOODWILL                                                                              39,745,516              5,064,555
                                                                                ------------------     ------------------

                                                                                 $    98,292,187        $    33,021,748
                                                                                ==================     ==================

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
In U.S. dollars

                                                                                              December 31,
                                                                                ------------------------------------------
                                                                                       2004                    2003*
                                                                                -------------------     ------------------
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade payables                                                              $     6,177,546         $     1,967,448
     Other accounts payable and accrued expenses                                       5,818,188               4,030,411 **
     Current portion of promissory notes due to purchase of subsidiaries              13,585,325                 150,000
     Short term bank credit and current portion of long term loans                       181,352                  40,849
     Deferred revenues                                                                   618,229                 140,936 **
     Liabilities of discontinued operations                                                    -                 380,108
                                                                                -------------------     ------------------
Total current liabilities                                                             26,380,640               6,709,752
                                                                                -------------------     ------------------

LONG TERM LIABILITIES
     Accrued severance pay                                                             3,422,951               2,814,492
     Convertible debenture                                                             1,754,803               1,450,194
     Deferred revenues                                                                   163,781                 220,143
     Long term loan                                                                       20,891                       -
     Long-term portion of promissory note due to purchase of subsidiaries                980,296                 150,000
                                                                                -------------------     ------------------
Total long-term liabilities                                                            6,342,722               4,634,829
                                                                                -------------------     ------------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 12)

MINORITY INTEREST                                                                         95,842                  51,290
                                                                                -------------------     ------------------
STOCKHOLDERS' EQUITY:
     Share capital -
     Common stock - $0.01 par value each;
         Authorized: 250,000,000 shares and 100,000,000 shares as of December
           31, 2004 and 2003, respectively; Issued: 80,576,902 shares and
           47,972,407 shares as of December 31, 2004 and 2003, respectively;
           Outstanding - 80,021,569 shares and 47,417,074 shares as of
           December 31, 2004 and 2003, respectively                                      805,769                 479,726
     Preferred shares - $0.01 par value each;
         Authorized: 1,000,000 shares as of December 31, 2004 and 2003; No
           shares issued and outstanding as of December 31, 2004 and 2003                      -                       -
     Additional paid-in capital                                                      189,266,704             135,702,413
     Accumulated deficit                                                            (118,953,553)           (109,911,240)
     Deferred stock compensation                                                      (1,258,295)                 (8,464)
     Treasury stock, at cost (common stock - 555,333 shares as of December 31,
       2004 and 2003)                                                                 (3,537,106)             (3,537,106)
     Notes receivable from stockholders                                               (1,222,871)             (1,203,881)
     Accumulated other comprehensive income                                              372,335                 104,429
                                                                                -------------------     ------------------
Total stockholders' equity                                                            65,472,983              21,625,877
                                                                                -------------------     ------------------
                                                                                 $    98,292,187         $    33,021,748
                                                                                ===================     ==================

----------------------------
*  Restated (see Note 1.b.).
**   Reclassified.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
In U.S. dollars

                                                                             Year ended December 31,
                                                           -------------------------------------------------------------
                                                                 2004                 2003*                 2002
                                                           ------------------  -------------------   -------------------
Revenues                                                      $   49,953,846      $   17,326,641        $    6,406,739

Cost of revenues                                                  34,011,094          11,087,840             4,421,748
                                                           ------------------  -------------------   -------------------

Gross profit                                                      15,942,752           6,238,801             1,984,991
                                                           ------------------  -------------------   -------------------

Operating expenses:
   Research and development, net                                   1,731,379           1,053,408               685,919
   Selling and marketing expenses                                  4,922,217           3,532,636             1,309,669
   General and administrative expenses                            10,656,866           5,857,876             4,023,103
   Amortization of intangible assets and impairment losses         2,814,835             864,910               623,543
   In-process research and development write-off                           -                   -                26,000
                                                           ------------------  -------------------   -------------------

Total operating costs and expenses                                20,125,297          11,308,830             6,668,234
                                                           ------------------  -------------------   -------------------

Operating loss                                                    (4,182,545)         (5,070,029)           (4,683,243)
Financial income (expenses), net                                  (4,228,965)         (4,038,709)              100,451
                                                           ------------------  -------------------   -------------------

Loss before minorities interests in loss (earnings) of a
   subsidiaries and tax expenses                                  (8,411,510)         (9,108,738)           (4,582,792)
Income taxes                                                        (586,109)           (396,193)                    -
Minorities interests in loss (earnings) of a subsidiaries            (44,694)            156,900              (355,360)
                                                           ------------------  -------------------   -------------------
Loss from continuing operations                                   (9,042,313)         (9,348,031)           (4,938,152)

Income (loss) from discontinued operations (including
   loss on disposal of $4,446,684 during 2002)                             -             110,410           (13,566,206)
                                                           ------------------  -------------------   -------------------
Net loss                                                      $   (9,042,313)     $   (9,237,621)       $  (18,504,358)

Deemed dividend to certain stockholders                       $   (3,328,952)     $     (350,000)       $            -
                                                           ------------------  -------------------   -------------------

Net loss attributable to common stockholders                  $  (12,371,265)     $   (9,587,621)       $  (18,504,358)
                                                           ==================  ===================   ===================

Basic and diluted net loss per share from continuing
  operations                                                  $      (0.13)       $      (0.24)         $      (0.15)
                                                           ==================  ===================   ===================
Basic and diluted net loss per share from discontinued        $       0.00        $       0.00          $      (0.42)
  operations
                                                           ==================  ===================   ===================
Basic and diluted net loss per share                          $      (0.18)       $      (0.25)         $      (0.57)
                                                           ==================  ===================   ===================

Weighted average number of shares used in computing basic
  and diluted net loss per share                                  69,933,057          38,890,174            32,381,502
                                                           ==================  ===================   ===================

----------------------------------
   *  Restated (see Note 1.b.).

AROTECH CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
In U.S. dollars



                                         Common stock          Additional                   Deferred
                                  ---------------------------    paid-in      Accumulated     stock        Treasury
                                     Shares        Amount        capital        deficit     compensation      stock
                                  ------------- -------------  ------------- -------------- -------------- -------------
Balance as of January 1, 2002       29,059,469      $290,596   $105,686,909  $(82,169,261)      $(18,000)  $(3,537,106)
  Adjustment of notes from
    stockholders
  Repayment of notes from
    employees
  Issuance of shares to investors    2,041,176        20,412      3,209,588
  Issuance of shares to service
    providers                          368,468         3,685        539,068
  Issuance of shares to lender
    in respect of prepaid
    interest expenses                  387,301         3,873        232,377
  Exercise of options by
    employees                          191,542         1,915        184,435
  Amortization of deferred stock
    compensation                                                                                    6,000
  Stock compensation related to
    options issued to employees         13,000           130         12,870
  Issuance of shares in respect
    of acquisition                   3,640,638        36,406      4,056,600
  Accrued interest on notes
    receivable                                                      160,737
  Other comprehensive loss
    Foreign currency translation
    adjustment
  Net loss                                                                    (18,504,358)
                                  ------------- -------------  ------------- -------------- -------------- -------------
  Total comprehensive loss


  Balance as of December 31, 2002   35,701,594     $ 357,017   $114,082,584  $(100,673,619)   $  (12,000)  $(3,537,106)
                                  ============= =============  ============= ============== ============== =============



                                                          Notes      Accumulated
                                         Total           receivable      other         Total
                                       comprehensive       from      comprehensive  stockholders'
                                            loss         stockholders      loss          equity
                                        ----------       ------------- -------------- --------------
Balance as of January 1, 2002                              $(845,081)       $      -    $19,408,057
  Adjustment of notes from
    stockholders                                            (178,579)                     (178,579)
  Repayment of notes from
    employees                                                  43,308                        43,308
  Issuance of shares to investors                                                         3,230,000
  Issuance of shares to service
    providers                                                                               542,753
  Issuance of shares to lender
    in respect of prepaid
    interest expenses                                                                       236,250
  Exercise of options by
    employees                                                (36,500)                       149,850
  Amortization of deferred stock
    compensation                                                                              6,000
  Stock compensation related to
    options issued to employees                                                              13,000
  Issuance of shares in respect
    of acquisition                                                                        4,093,006
  Accrued interest on notes
    receivable                                              (160,737)                             -
  Other comprehensive loss
    Foreign currency translation
    adjustment                             $   (1,786)                       (1,786)        (1,786)
  Net loss                                (18,504,358)                                 (18,504,358)
                                        ---------------  ------------- -------------- --------------
  Total comprehensive loss              $ (18,506,144)
                                        ===============

  Balance as of December 31, 2002                        $(1,177,589)     $  (1,786)    $ 9,037,501
                                                         ============= ============== ==============


AROTECH CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
In U.S. dollars


                                         Common stock          Additional                   Deferred
                                  ---------------------------    paid-in      Accumulated     stock        Treasury
                                     Shares        Amount        capital        deficit     compensation      stock
                                  ------------- -------------  ------------- -------------- -------------- -------------
Balance as of January 1, 2003*      35,701,594     $ 357,017   $114,082,584  $(100,673,619)   $  (12,000)  $(3,537,106)
  Compensation related to
    warrants issued to the
    holders of convertible
    debentures                                                    5,157,500
  Compensation related to
    beneficial conversion
    feature of convertible
    debentures                                                    5,695,543
  Issuance of shares on
    conversion of convertible
    debentures                       6,969,605        69,696      6,064,981
  Issuance of shares on exercise
    of warrants                      3,682,997        36,831      3,259,422
  Issuance of shares to
    consultants                        223,600         2,236        159,711
  Compensation related to grant
    and reprcing of warrants and
    options issued to
    consultants                                                     229,259
  Compensation related to
    non-recourse loan granted to
    shareholder                                                      38,500
  Deferred stock compensation                                         4,750                       (4,750)
  Amortization of deferred stock
    compensation                                                                                    8,286
  Exercise of options by
    employees                          689,640         6,896        426,668
  Exercise of options by
    consultants                         15,000           150          7,200
  Conversion of convertible
    promissory note                    563,971         5,640        438,720
  Increase in investment in
    subsidiary against common
    stock issuance                     126,000         1,260        120,960
  Accrued interest on notes
    receivable from stockholders                                     16,615
  Other comprehensive income -
    foreign currency translation
    adjustment
  Net loss                                                                     (9,237,621)
                                  ------------- -------------  ------------- -------------- -------------- -------------


  Balance as of December 31, 2003   47,972,407     $ 479,726   $135,702,413  $(109,911,240)  $    (8,464)  $(3,537,106)
                                  ============= =============  ============= ============== ============== =============


                                                       Notes      Accumulated
                                     Total         receivable      other         Total
                                 comprehensive       from      comprehensive  stockholders'
                                        loss       stockholders      loss          equity
                                   --------------- ------------- -------------- --------------
Balance as of January 1, 2003*     $(1,177,589)     $  (1,786)                    $ 9,037,501
  Compensation related to
    warrants issued to the
    holders of convertible
    debentures                                                                      5,157,500
  Compensation related to
    beneficial conversion
    feature of convertible
    debentures                                                                      5,695,543
  Issuance of shares on
    conversion of convertible
    debentures                         (9,677)                                      6,125,000
  Issuance of shares on exercise
    of warrants                                                                     3,296,253
  Issuance of shares to
    consultants                                                                       161,947
  Compensation related to grant
    and reprcing of warrants and
    options issued to
    consultants                                                                        229,259
  Compensation related to
    non-recourse loan granted to
    shareholder                                                                        38,500
  Deferred stock compensation                                                               -
  Amortization of deferred stock
    compensation                                                                        8,286
  Exercise of options by
    employees                                                                         433,564
  Exercise of options by
    consultants                                                                         7,350
  Conversion of convertible
    promissory note                                                                   444,360
  Increase in investment in
    subsidiary against common
    stock issuance                                                                    122,220
  Accrued interest on notes
    receivable from stockholders      (16,615)                                              -
  Other comprehensive income -
    foreign currency translation
    adjustment                                        106,215      $   106,215        106,215
  Net loss                                                          (9,237,621)    (9,237,621)
                                   ------------  -------------- ---------------- --------------
                                                                  $ (9,131,406)
                                                                ================
  Balance as of December 31, 2003  $(1,203,881)     $ 104,429                     $ 21,625,877
                                   ============  ==============                  ==============

-----------------------
  *      Restated (see Note 1.b.).

AROTECH CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
In U.S. dollars


                                         Common stock          Additional                   Deferred
                                  ---------------------------    paid-in      Accumulated     stock        Treasury
                                     Shares        Amount        capital        deficit     compensation      stock
                                  ------------- -------------  ------------- -------------- -------------- -------------
Balance as of January 1, 2004       47,972,407     $ 479,726   $135,702,413  $(109,911,240)  $    (8,464)  $(3,537,106)
  Issuance of shares, net           14,138,491       141,384     24,252,939
  Issuance of shares and
    warrants due to settlement
    of litigation                      450,000         4,500      1,244,328
  Issuance of shares to employees       40,000           400         92,800
  Conversion of convertible
    debentures                       3,843,728        38,437      3,754,279
  Exercise of warrants by
    investors and others            11,363,342       113,633     19,119,638
  Issuance of shares to
    consultants                         90,215           902        198,489
  Reclassification to liability
    in connection with warrants
    granted                                                    (10,841,020)
  Reclassification of liability
    to equity related to the
    fair value of warrants                                       10,514,181
  Compensation related to
    non-recourse loan granted to
    shareholder                                                    (10,000)
  Deferred stock compensation
    related to options and
    restricted stock                   740,000         7,400      2,074,057                   (2,081,457)
  Amortization of deferred stock
    compensation                                                                                  831,626
  Exercise of options by
    employees                          897,248         8,972      1,101,172
  Exercise of options by
    consultants                         37,615           376         50,799
  Issuance of shares in respect
    of FAAC acquisition              1,003,856        10,039      1,993,639
  Accrued interest on notes
    receivable from stockholders                                     18,990
  Other comprehensive income -
    foreign currency translation
    adjustment
  Other comprehensive income -
    realized gain on available
    for sale marketable
    securities
  Net loss                                                                     (9,042,313)
                                  ------------- -------------  ------------- -------------- -------------- -------------




  Balance as of December 31, 2004   80,576,902      $805,769   $189,266,704  $(118,953,553)  $(1,258,295)  $(3,537,106)
                                  ============= =============  ============= ============== ============== =============


                                                        Notes      Accumulated
                                      Total         receivable      other         Total
                                  comprehensive       from      comprehensive  stockholders'
                                         loss       stockholders      loss          equity
                                    --------------- ------------- -------------- --------------
Balance as of January 1, 2004       $(1,203,881)     $ 104,429                     $ 21,625,877
  Issuance of shares, net                                                            24,394,323
  Issuance of shares and
    warrants due to settlement
    of litigation                                                                     1,248,828
  Issuance of shares to employees                                                        93,200
  Conversion of convertible
    debentures                                                                        3,792,716
  Exercise of warrants by
    investors and others                                                             19,233,271
  Issuance of shares to
    consultants                                                                         199,391
  Reclassification to liability
    in connection with warrants
    granted                                                                        (10,841,020)
  Reclassification of liability
    to equity related to the
    fair value of warrants                                                           10,514,181
  Compensation related to
    non-recourse loan granted to
    shareholder                                                                        (10,000)
  Deferred stock compensation
    related to options and
    restricted stock                                                                          -
  Amortization of deferred stock
    compensation                                                                        831,626
  Exercise of options by
    employees                                                                         1,110,144
  Exercise of options by
    consultants                                                                          51,175
  Issuance of shares in respect
    of FAAC acquisition                                                               2,003,678
  Accrued interest on notes
    receivable from stockholders       (18,990)                                               -
  Other comprehensive income -
    foreign currency translation
    adjustment                                          263,404      $   263,404        263,404
  Other comprehensive income -
    realized gain on available
    for sale marketable
    securities                                            4,502           4,502           4,502
  Net loss                                                           (9,042,313)     (9,042,313)
                                    ------------  -------------- ---------------- --------------

                                                                     $(8,774,407)
                                                                 ================
  Balance as of December 31, 2004   $(1,222,871)       $372,335                     $65,472,983
                                    ============  ==============                  ==============



AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
In U.S. dollars

                                                                                 Year ended December 31,
                                                                -----------------------------------------------------------
                                                                      2004                  2003*               2002
                                                                ------------------   ------------------   -----------------
Cash flows from operating activities:
   Net loss                                                      $   (9,042,313)      $   (9,237,621)      $ (18,504,358)
     Less loss (profit) for the period from discontinued
       operations                                                             -             (110,410)         13,566,206
   Adjustments required to reconcile net loss to net cash used in operating activities:
     Minorities interests in earnings (loss) of subsidiary               44,694             (156,900)            355,360
     Depreciation                                                     1,199,465              730,159             473,739
     Amortization of intangible assets, capitalized software
       costs and impairment of intangible assets                      2,888,226              879,311             623,543
     Remeasurement of liability in connection to warrants
       granted                                                         (326,839)                   -                   -
     In-process research and development write-off                            -                    -              26,000
     Accrued severance pay, net                                        (441,610)               3,693            (357,808)
     Amortization of deferred stock compensation and
       compensation related to shares issued to employees               884,826                8,286              19,000
     (Mark up) write-off of loans to stockholders                       (32,397)             (12,519)            542,317
     Write-off of inventories                                           121,322               96,350             116,008
     Impairment of property and equipment                                     -               68,945                   -
     Amortization of compensation related to warrants issued
       to the holders of convertible debentures and beneficial
       conversion feature                                             4,142,109            3,928,237                   -
     Amortization of deferred charges related to convertible
       debentures issuance                                              222,732              483,713                   -
     Amortization of prepaid financial expenses                               -              236,250                   -
     Stock-based compensation related to grant of new warrants
       and repricing of warrants granted to consultants                       -              229,259                   -
     Stock-based compensation related to shares issued and to
       be issued to consultants and shares granted as a
       donation                                                          89,078              161,947                   -
     Stock-based compensation related to non-recourse note
       granted to stockholder                                           (10,000)              38,500                   -
     Interest accrued on promissory notes due to acquisition             39,311              (66,793)             29,829
     Interest accrued on restricted collateral deposits                (267,179)                   -              (3,213)
     Capital gain from sale of marketable securities                     (4,247)                   -                   -
     Amortization of premium related to restricted held to
       maturity securities                                              202,467                    -                   -
     Capital gain from sale of property and equipment                   (16,479)             (11,504)             (4,444)
     Decrease (increase) in trade receivables                           732,828             (820,137)            389,516
     (Increase) decrease in other accounts receivable and
       prepaid expenses                                                 (49,513)              40,520             257,218
     Decrease in deferred tax assets                                    (89,823)                   -                   -
     Increase in inventories                                         (2,040,854)            (193,222)           (520,408)
     Increase in unbilled revenues                                   (1,581,080)                   -                   -

     Decrease in deferred revenues                                      (91,271)                   -                   -
     Decrease in trade payables                                       2,913,623             (986,022)            (62,536)
     Increase (decrease) in other accounts payable and accrued
       expenses                                                        (125,231)           1,677,668            (423,664)
                                                                ------------------   ------------------   -----------------
     Net cash used in operating activities from continuing             (638,155)          (3,012,290)         (3,477,695)
       operations (reconciled from continuing operations)

     Net cash used in operating activities from discontinued
        operations (reconciled from discontinued operations)           (214,041)            (313,454)         (5,456,912)
                                                                ------------------   ------------------   -----------------

Net cash used in operating activities                            $     (852,196)      $   (3,325,744)      $  (8,934,607)
                                                                ------------------   ------------------   -----------------

---------------------------------
  *  Restated. (see Note 1.b.)

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
In U.S. dollars

                                                                                 Year ended December 31,
                                                                 ---------------------------------------------------------
                                                                       2004                2003*               2002
                                                                 -----------------   -----------------   -----------------
Cash flows from investing activities:
     Purchase of property and equipment                               (1,659,688)           (580,949)           (314,876)
     Increase in capitalized software costs                             (365,350)           (209,616)                  -
     Loans granted to stockholders                                        (1,036)            (13,737)             (4,529)
     Repayment of loans granted to stockholders                           32,397               9,280                   -
     Proceeds from sale of property and equipment                        114,275              16,753               8,199
     Proceeds from sale of marketable securities                          90,016                   -                   -
     Investment in marketable securities                                 (89,204)                  -                   -
     Acquisition of IES (1)                                                    -                   -          (2,958,083)
     Acquisition of MDT (2)                                                    -                   -          (1,201,843)
     Acquisition of Epsilor (3)                                       (7,190,777)                  -                   -
     Acquisition of FAAC (4)                                         (12,129,103)                  -                   -
     Acquisition of AoA (5)                                          (17,339,522)                  -                   -
     Repayment of promissory notes related to acquisition of
       subsidiaries                                                   (2,000,000)           (750,000)                  -
     Purchase of certain tangible and intangible assets                 (150,000)           (196,331)                  -
     Increase in restricted cash and held to maturity securities      (9,809,091)            (72,840)           (595,341)
     Net cash used in discontinued operations (purchase of
       property and equipment)                                                 -                   -            (290,650)
                                                                  --------------      --------------      --------------
Net cash used in investing activities                                (50,497,083)         (1,797,440)         (5,357,123)
                                                                  --------------      --------------      --------------
Cash flows from financing activities:
     Proceeds from issuance of shares, net                            24,361,750              (6,900)          3,230,000
     Proceeds from exercise of options to employees and
       consultants                                                     1,148,819             440,914             113,350
     Proceeds from exercise of warrants                               19,233,271           3,296,254                   -
     Proceeds from issuance of convertible debentures, net                     -          13,708,662                   -
     Payment of interest and principal on notes receivable from
       stockholders                                                            -                   -              43,308
     Profit distribution to minority                                           -                   -            (412,231)
     Long term loan received                                              69,638                   -                   -
     Repayment of long term loan                                         (65,674)                  -                   -
     Increase (decrease) in short term bank credit                      (376,783)            (74,158)            108,659
     Payment on capital lease obligation                                  (4,145)             (4,427)             (5,584)
                                                                  --------------      --------------      --------------
Net cash provided by financing activities                             44,366,876          17,360,345           3,077,502
                                                                  --------------      --------------      --------------
Increase (decrease) in cash and cash equivalents                      (6,982,403)         12,237,161         (11,214,228)
Cash erosion due to exchange rate differences                             31,790              (9,562)                  -
Cash and cash equivalents at the beginning of the year                13,685,125           1,457,526          12,671,754
                                                                  --------------      --------------      --------------
Cash and cash equivalents at the end of the year                  $    6,734,512      $   13,685,125      $    1,457,526
                                                                  ==============      ==============      ==============
Supplementary information on non-cash transactions:
Issuance of shares and warrants against accrued expenses and
   restricted deposit                                             $    1,310,394      $            -      $            -
                                                                  ==============      ==============      ==============
Issuance of shares to consultants in respect of prepaid
   interest expenses                                              $            -      $            -      $      236,250
                                                                  ==============      ==============      ==============
Exercise of options against notes receivable                      $            -      $            -      $       36,500
                                                                  ==============      ==============      ==============
 Purchase of intangible assets against note receivable            $            -      $      300,000      $            -
                                                                  ==============      ==============      ==============
 Increase of investment in subsidiary against issuance of
   shares of common stock                                         $            -      $      123,480      $            -
                                                                  ==============      ==============      ==============
 Conversion of promissory note to shares of common stock          $            -      $      450,000      $            -
                                                                  ==============      ==============      ==============
 Conversion of convertible debenture to shares of common stock    $    3,837,500      $    6,125,000      $            -
                                                                  ==============      ==============      ==============
 Benefit due to convertible debentures and warrants               $            -      $   10,853,043      $            -
                                                                  ==============      ==============      ==============
Accrual for earn out in regard to subsidiary acquisition          $   13,435,325      $            -      $            -
                                                                  ==============      ==============      ==============

         Interest                                                 $      532,750      $       39,412      $       10,640
                                                                  ==============      ==============      ==============
         Taxes on income                                          $      969,009      $      527,053      $      114,901
                                                                  ==============      ==============      ==============

---------------------------------
*  Restated (see Note 1.b.).

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

(1) In July 2002, the Company acquired substantially all of the assets of I.E.S. Electronics Industries U.S.A., Inc. ("IES"). The net fair value of the assets acquired and the liabilities assumed, at the date of acquisition, was as follows:

Working capital, excluding cash and                                 $ 1,233,000
   cash equivalents
 Property and equipment, net                                            396,776
 Capital lease obligation                                               (15,526)
 Technology                                                           1,515,000
 Existing contracts                                                      46,000
 Covenants not to compete                                                99,000
 In process research and development                                     26,000
 Customer list                                                          527,000
 Trademarks                                                             439,000
 Goodwill                                                             4,032,726
                                                                    -----------
                                                                    -----------

                                                                      8,298,976
Issuance of shares                                                   (3,653,929)
Issuance of promissory note                                          (1,686,964)
                                                                    -----------
                                                                    -----------

                                                                    $ 2,958,083
                                                                    ===========

(2) In July 2002, the Company acquired 51% of the outstanding ordinary shares of MDT Protective Industries Ltd. ("MDT"). The fair value of the assets acquired and liabilities assumed, at the date of acquisition, was as follows:

Working capital, excluding cash and                                 $   350,085
   cash and cash equivalents
Property, and equipment, net                                            139,623
Minority rights                                                        (300,043)
Technology                                                              280,000
Customer base                                                           285,000
Goodwill                                                                886,255
                                                                    -----------
                                                                    -----------
                                                                      1,640,920
Issuance of shares                                                     (439,077)
                                                                    -----------
                                                                    $ 1,201,843
                                                                    ===========


(3) In January 2004, the Company acquired substantially all of the outstanding ordinary shares of Epsilor Electronic Industries, Ltd. ("Epsilor"). The net fair value of the assets acquired and the liabilities assumed, at the date of acquisition, was as follows:

Working capital, excluding cash and cash equivalents               $   (849,992)
Property and equipment                                                  709,847
Intangible assets and goodwill                                       10,284,407
                                                                   ------------
                                                                   ------------
                                                                     10,144,262
Issuance of shares in respect to transaction costs                      (12,500)
Issuance of promissory note *)                                       (2,940,985)
                                                                   ------------
                                                                   ------------
                                                                   $  7,190,777
                                                                   ============

*) During the year 2004 amount of $2,000,000 was repaid to the former shareholders of Epsilor.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
--------------------------------------------------------------------------------
In U.S. dollars

 (4) In January 2004, the Company acquired all of the outstanding common stock of FAAC Incorporated ("FAAC"). The net fair value of the assets acquired and the liabilities assumed at the date of acquisition was as follows:

Working capital, excluding cash and cash equivalents               $  1,796,791
Property and equipment                                                  263,669
Intangible assets and goodwill                                       25,507,646
                                                                   ------------
                                                                     27,568,106
Accrual of earn out payment                                         (13,435,325)
Issuance of shares, net                                              (2,003,678)
                                                                   ------------
                                                                   $ 12,129,103
                                                                   ============


(5) In August 2004, the Company acquired all of the outstanding common stock of Armour of America, Incorporated ("AoA"). The net fair value of the assets acquired and the liabilities assumed at the date of acquisition was as follows:

Working capital, excluding cash and cash equivalents.. $               3,219,728
Property and equipment                                                   997,148
Intangible assets and goodwill                                        13,122,646
                                                                     -----------
                                                                     $17,339,522
                                                                     ===========

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 1:-          GENERAL

a. Arotech Corporation, f/k/a Electric Fuel Corporation ("Arotech" or the "Company") and its subsidiaries are engaged in the development, manufacture and marketing of defense and security products, including advanced hi-tech multimedia and interactive digital solutions for training of military, law enforcement and security personnel and sophisticated lightweight materials and advanced engineering processes to armor vehicles, and in the design, development and commercialization of its proprietary zinc-air battery technology for electric vehicles and defense applications. The Company is primarily operating through IES Interactive Training, Inc. ("IES"), a wholly-owned subsidiary based in Littleton, Colorado; FAAC Corporation, a wholly-owned subsidiary based in Ann Arbor, Michigan, and FAAC's 80%-owned United Kingdom subsidiary FAAC Limited; Electric Fuel Battery Corporation, a wholly-owned subsidiary based in Auburn, Alabama; Electric Fuel Ltd. ("EFL") a wholly-owned subsidiary based in Beit Shemesh, Israel; Epsilor Electronic Industries, Ltd., a wholly-owned subsidiary located in Dimona, Israel; MDT Protective Industries, Ltd. ("MDT"), a majority-owned subsidiary based in Lod, Israel; MDT Armor Corporation, a majority-owned subsidiary based in Auburn, Alabama; and Armour of America, Incorporated, a wholly-owned subsidiary based in Los Angeles, California.

Revenues derived from the Company's largest customers in 2004, 2003 and 2002 are described in Note 18.


b. Restatement of previously-issued financial statements:

During management's review of the Company's interim financial statements for the period ended September 30, 2004 the Company, after discussion with and based on a new and revised review of accounting treatment by its independent auditors, conducted a comprehensive review of the re-pricing of warrants and grant of new warrants to certain of its investors and others during 2003 and 2004. As a result of that review, the Company, upon recommendation of management and with the approval of the Audit Committee of the Board of Directors after discussion with the Company's independent auditors, reconsidered the accounting related to these transactions and reclassified certain expenses as a deemed dividend, a non-cash item, instead of as general and administrative expenses due to the recognition of these transactions as capital transactions that should not be expensed. These restatements do not affect the balance sheet, the stockholders' equity or the cash flow statements. In addition and as a result of the remeasurement described above, the Company has reviewed assumptions used in the calculation of fair value of all warrants granted during the year 2003. As a result of this comprehensive review, the Company has decreased its general and administrative expenses in the amount of $150,000, related to errors found in the valuation of warrants granted in a litigation settlement.

In addition, during management's review of the Company's interim financial statements for the period ended September 30, 2004, the Company also reviewed its calculation of amortization of debt discount attributable to the beneficial conversion feature associated with the convertible debentures. As a result of this review, the Company found errors which increased its financial expenses in the amount of $568,000 for the year ended December 31, 2003. The errors were related to the amortization of debt discount attributable to the warrants and their related convertible debentures, whereby the Company understated the amount of amortization for the year ended December 31, 2003 attributable to certain of the convertible debentures. See Note 13.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

Similar errors were also noted in the Company's interim financial statements in the three-month period ended June 30, 2003, the nine-month period ended September 30, 2003, and the three and six-month periods ended March 31 and June 30, 2004.

The impacts of these restatements with respect to the year ended December 31, 2003 are summarized below:


Statement of Operations Data:

                                                             For the Year ended December 31, 2003
                                                  -----------------------------------------------------------
                                                     Previously           Adjustment          As Restated
                                                      Reported
                                                  -----------------    -----------------    -----------------
General and administrative expenses..............  $    6,196,779       $     (338,903)      $    5,857,876
Operating loss...................................       5,408,932             (338,903)           5,070,029
Financial expenses, net..........................       3,470,459              568,250            4,038,709

Loss from continuing operations..................       9,118,684              229,347            9,348,031
                                                  -----------------    -----------------    -----------------
Net loss.........................................       9,008,274              229,347            9,237,621
Deemed dividend to certain stockholders of
   common stock.................................                -              350,000              350,000
                                                  -----------------    -----------------    -----------------
Net loss attributable to common stockholders.....  $    9,008,274       $      579,347       $    9,587,621
                                                  =================    =================    =================

Basic and diluted net loss per share from
  continuing operations..........................  $     0.23           $     0.01           $     0.24
                                                  =================    =================    =================
Basic and diluted net loss per share.............  $     0.23           $     0.02           $     0.25
                                                  =================    =================    =================


Balance sheet data:

                                                             As of December 31, 2003
                                      -----------------------------------------------------------------------
                                      Previously Reported           Adjustment              As Restated
                                      ---------------------    ---------------------    ---------------------
Other accounts payable and accrued     $      4,180,411         $      (150,000)         $      4,030,411
   expenses..........................
Total current liabilities............         6,859,752                (150,000)                6,709,752
Convertible debenture................           881,944                 568,250                 1,450,194
Total long term liabilities..........         4,066,579                 568,250                 4,634,829

Additional paid in capital...........       135,891,316                (188,903)              135,702,413
Accumulated deficit..................      (109,681,893)               (229,347)             (109,911,240)
Total stockholders' equity...........        22,044,127                (418,250)               21,625,877

Cash flow data:

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars


                                                             For the Year ended December 31, 2003
                                                  -----------------------------------------------------------
                                                     Previously           Adjustment          As Restated
                                                      Reported
                                                  -----------------    -----------------    -----------------
Net loss.........................................  $    9,008,274       $      229,347       $    9,237,621
Stock based compensation related to repricing of
  warrants granted to investors and the grant of
  new warrants...................................         388,403             (188,903)             199,500
Increase in other accounts payable and accrued
  expenses.......................................       1,827,668             (150,000)           1,677,668

Amortization of compensation related to warrants
  issued to the holders of convertible
  debentures and beneficial conversion feature...       3,359,987              568,250            3,928,237

c. Acquisition of Epsilor:

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

The Acquisition was accounted under the purchase method accounting. Accordingly, all assets and liabilities acquired were recorded at their estimated market values as of the date of acquisition, and results of Epsilor's operations have been included in the consolidated financial statements commencing the date of acquisition. The total consideration of $10,144,262 (including transaction costs) for the shares purchased consisted of (i) cash in the amount of $7,000,000, and (ii) a series of three $1,000,000 promissory notes, due on the first, second and third anniversaries of the agreement, which were recorded at their fair value of $2,940,985.

Based upon a valuation of tangible and intangible assets acquired, Arotech has allocated the total cost of the acquisition to Epsilor's net assets as follows:

Tangible assets acquired                                              2,239,848
Intangible assets

         Customer list                                                5,092,395
         Goodwill                                                     5,192,012
Liabilities assumed                                                  (2,379,993)
                                                                   ------------
Total consideration                                                $ 10,144,262
                                                                   ============

Customer list in the amount of $5,092,395 has a useful life of approximately ten years.

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

2. The customer list is the asset that generates most of the Company's sales. Hence, the "Income Approach" was used to estimate its value, resulting in a value of $5,092,395.

See Note 1.h. for pro forma financial information.

d. Acquisition of FAAC:

In January of 2004, the Company entered into a stock purchase agreement with the stockholders of FAAC Incorporated ("FAAC"), pursuant to the terms of which it acquired all of the issued and outstanding common stock of FAAC, a provider of driving simulators, systems engineering and software products to the United States military, government and private industry.

The Acquisition was accounted under the purchase method accounting. Accordingly, all assets and liabilities were recorded at their estimated market values as of the date acquired, and results of FAAC's operations have been included in the consolidated financial statements commencing the date of acquisition. The consideration for the purchase consisted of (i) cash in the amount of $12.0 million, and (ii) the issuance of a total of 1,003,856 shares of our common stock, $0.01 par value per share, having a value of approximately $2.0 million. Additionally, there is an earn-out based on 2004 net pretax income, with an additional earn-out on the 2005 pretax income from certain specific and limited programs. Based on FAAC's 2004 net pretax income, the Company estimates its earn-out obligation at $13.4 million, of which $6.0 million was pre-paid into escrow in the form of restricted cash (See Note 3). In March 2005, the Company and the former stockholders of FAAC signed an agreement pursuant to which the Company will transfer the restricted cash to the former stockholders of FAAC by March 31, 2005, and will issue to the former stockholders of FAAC $10.0 million in Arotech stock by April 30, 2005, with such stock to be registered and sold on behalf of the former stockholders of FAAC by March 31, 2006 until the earn-out shall have been paid in full (with any remaining shares of Arotech stock after proceeds of the sales reach $7.4 million to be returned to the Company) ; should the proceeds of the sales be less than $7.4 million, the Company will pay any shortfall in cash). The total consideration of $27.6 million (including the earn-out as well as $135,131 of transaction costs) was determined based upon arm's-length negotiations between the Company and FAAC's stockholders.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars


Based upon a valuation of tangible and intangible assets acquired, Arotech has allocated the total cost of the acquisition to FAAC's assets and liabilities as follows:

Tangible assets acquired                                           $  4,833,553
Intangible assets
         Technology                                                   4,610,000
         Backlog                                                        636,000
         Customer list                                                1,125,000
         Trademarks                                                     374,000
         Goodwill                                                    18,762,646
Liabilities assumed                                                  (2,770,843)
                                                                   ------------
Total consideration                                                $ 27,570,356
                                                                   ============

Intangible assets which are subject to amortization, excluding trademarks, which are not subject to amortization, in the amount of $6,371,000 have a weighted-average useful life of approximately eight years.

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

3. FAAC's sales are all made on a contractual basis, most of which are over a relatively long period of time. At the date of the purchase FAAC had several signed contracts at various stages of completion. The value of the existing contracts was determined using the Income approach and resulting in a value of $636,000.

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


5. FAAC's trade name value represents the name recognition value of the FAAC brand name as a result of advertising spending by the company. The Cost Approach was used to determine the value of FAAC's trade name in the amount of $374,000.

See Note 1.h. for pro forma financial information.

e. Acquisition of AoA:

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

The total purchase price consisted of $19,000,000 in cash, with additional possible earn-outs if AoA is awarded certain material contracts. An additional $3,000,000 was to be paid into an escrow account pursuant to the terms of an escrow agreement, to secure a portion of the Earnout Consideration. Pursuant to the purchase agreement, the total consideration, sale price plus Earnout Consideration, will not be in excess of $40,000,000. When the contingency on the earn-out provision is resolved, the additional consideration, if any, will be recorded as additional purchase price. The purchase price also included $121,192 of transaction costs. The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values at the date the acquisition was completed.

Based upon a valuation of tangible and intangible assets acquired, Arotech has allocated the total cost of the acquisition to AoA's assets and liabilities as follows :

Tangible assets acquired                                              6,346,316
Intangible assets
         Certifications                                                 246,969
         Backlog                                                      1,512,000
         Customer relationships                                         490,000
         Tradename /Trademark                                            70,000
         Covenants not to compete                                       260,000
         Goodwill                                                    10,543,677
Liabilities assumed                                                    (347,770)
                                                                   ------------
Total consideration                                                $ 19,121,192
                                                                   ============

Intangible assets, excluding trademarks, which are not subject to amortization, in the amount of $2,508,969 have a weighted-average useful life of approximately two years.

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


See Note 1.h. for pro forma financial information.

f. Acquisition of IES:

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

The assets purchased consisted of the current assets, property and equipment, and other intangible assets used by IES in the conduct of the Business. The consideration for the assets and liabilities purchased consisted of (i) cash and promissory notes in an aggregate amount of $4,800,000 ($3,000,000 in cash and $1,800,000 in promissory notes, which was recorded at its fair value in the amount of $1,686,964) (see Note 10), and (ii) the issuance, with registration rights, of a total of 3,250,000 shares of our common stock, $.01 par value per share, having a value of approximately $3,653,929, which shares are the subject of a voting agreement on the part of IES and certain of its affiliated companies. The value of 3,250,000 shares issued was determined based on the average market price of Arotech's Common stock over the period including two days before and after the terms of the acquisition were agreed to and announced. The total consideration of $8,354,893 (including $14,000 of transaction costs) was determined based upon arm's-length negotiations between the Company and IES and IES's shareholders.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars


Based upon a valuation of tangible and intangible assets acquired, Arotech has allocated the total cost of the acquisition to IES's assets as follows:


Tangible assets acquired                                            $ 2,856,951

Intangible assets
     Technology                                                       1,515,000
     Existing contracts                                                  46,000
     Covenants not to compete                                            99,000
     In process research and development                                 26,000
     Customer                                                           527,000
     Trademarks                                                         439,000
     Goodwill                                                         4,032,726
Liabilities assumed                                                  (1,186,784)
                                                                    -----------

Total consideration                                                 $ 8,354,893
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

The purchase consideration was estimated as follows:


Cash consideration                                                       183,688
Present value of promissory notes                                        289,333
Transaction expenses                                                      12,643
                                                                        --------
Total consideration                                                     $485,664
                                                                        ========

Based upon a valuation of tangible and intangible assets acquired, the Company has allocated the total cost of the acquisition of Bristlecone's assets as follows:


Tangible assets acquired                                                $ 33,668
Intangible assets
         Technology and patents                                          436,746
         Customer list                                                    15,250
                                                                        --------
                                                                        --------
Total consideration                                                     $485,664
                                                                        ========

The Company believes that the acquisition of Bristlecone is not material to its business.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars


g. Acquisition of MDT:

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

Based upon a valuation of tangible and intangible assets acquired, Arotech has allocated the total cost of the acquisition to MDT's assets as follows:

Tangible assets acquired                                            $ 1,337,048
Intangible assets
   Technology                                                           280,000
   Customer base                                                        285,000
   Goodwill                                                             886,255
Liabilities assumed                                                  (1,020,426)
                                                                    -----------
Total consideration                                                 $ 1,767,877
                                                                    ===========


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

h. Pro forma results:

In January 2004, the Company acquired FAAC and Epsilor, as more fully described in "Note 1.c. - Acquisition of Epsilor" and "Note 1.d. - Acquisition of FAAC," above, in August 2004, the Company acquired AoA, as more fully described in "Note 1.e. - Acquisition of AoA," above (the "Acquisitions") and in the year 2002 the Company acquired IES and MDT as more fully described in Note 1.f and
Note 1.g (the "2002 Acquisitions"). The following summary pro forma information includes the effects of the Acquisitions on the operating results of the Company. The following unaudited pro forma data for 2004 and 2003 are presented as if the Acquisitions had been completed on January 1, 2004 and 2003, respectively. The unaudited pro forma data for 2002 are presented as if 2002 Acquisitions had been completed on January 1, 2002.

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

                                                         Year Ended December 31,
                                             --------------------------------------------
                                                2004             2003*            2002
                                             ------------    ------------    ------------
                                                             (Unaudited)
Total revenues                               $ 61,086,697    $ 39,680,394    $ 12,997,289
                                             ============    ============    ============
Gross profit                                   22,528,254      17,214,249       4,424,952
                                             ============    ============    ============
Net loss                                       (5,810,114)     (6,959,174)     (6,103,771)
                                             ============    ============    ============
Deemed dividend of common stock
   attributable to certain stockholders        (3,328,952)       (350,000)             --
                                             ============    ============    ============
Net loss attributable to stockholders of
   common stock                              $ (9,139,066)   $ (7,309,174)   $ (6,103,771)
                                             ============    ============    ============

Basic and diluted net loss per share         $      (0.13)   $      (0.14)   $      (0.18)
                                             ============    ============    ============
Weighted average number of shares used in      69,933,057      52,966,330      34,495,185
   computing basic net loss per share
                                             ============    ============    ============

----------
        *Restated.


i. Discontinued operations:

In September 2002, the Company committed to a plan to discontinue the operations of its retail sales of consumer battery products. The Company ceased the operation and disposed of all assets related to this segment by an abandonment. The operations and cash flows of consumer battery business have been eliminated from the operations of the Company as a result of the disposal transactions. The Company has no intent of continuing its activity in the consumer battery business. The Company's plan of discontinuance involved (i) termination of all employees whose time was substantially devoted to the consumer battery line and who could not be used elsewhere in the Company's operations, including payment of all statutory and contractual severance sums, by the end of the fourth quarter of 2002, and (ii) disposal of the raw materials, equipment and inventory used exclusively in the consumer battery business, since the Company has no reasonable expectation of being able to sell such raw materials, equipment or inventory for any sum substantially greater than the cost of disposal or shipping, by the end of the first quarter of 2003. The Company had previously reported its consumer battery business as a separate segment (Consumer Batteries) as called for by Statement of Financial Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131").

The results of operations including revenue, operating expenses, other income and expense of the retail sales of consumer battery products business unit for 2003 and 2002 have been reclassified in the accompanying statements of operations as a discontinued operation. The Company's balance sheets at December 31, 2003 reflect the net liabilities of the retail sales of consumer battery products business as net liabilities and net assets of discontinued operation within current liabilities and current assets.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars


At December 31, 2002, the estimated net losses associated with the disposition of the retail sales of consumer battery products business were $13,566,206 for 2002. These losses included approximately $6,508,522 in losses from operations for the period from January 1, 2002 through the measurement date of December 31, 2002 and $7,057,684, reflecting a write-down of inventory and net property and equipment of the retail sales of consumer battery products business, as follows:

                                                               December 31, 2002
                                                                      ----------
Write-off of inventories                                              $2,611,000
Impairment of property and equipment                                   4,446,684
                                                                      ----------
                                                                      $7,057,684
                                                                      ==========

As a result of the discontinuance of consumer battery segment, the Company ceased to use property and equipment related to this segment. In accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long- Lived Assets" ("SFAS No. 144") such assets was considered to be impaired. The impairment to be recognized was measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Obligations to employees for severance and other benefits resulting from the discontinuation have been reflected in the financial statements on an accrual basis.

Summary operating results from the discontinued operation for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                                            Year Ended December 31,
                                          -------------------------------------------------------------
                                                2004                  2003                  2002
                                          -----------------      ----------------     -----------------
             Revenues                      $          -           $    117,267         $   1,100,442
             Cost of sales (1)                        -                      -            (5,293,120)
                                          -----------------      ----------------     -----------------

             Gross profit (loss)                      -                117,267            (4,192,678)
             Operating expenses, net                  -                  6,857             4,926,844
             Impairment of fixed assets               -                      -             4,446,684
                                          -----------------      ----------------     -----------------
             Operating profit (loss)       $          -           $    110,410         $ (13,566,206)
                                          =================      ================     =================

----------
(1) Including write-off of inventory in the amount of $0, $0 and $2,611,000 for the years ended December 31, 2004, 2003 and 2002.

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

The majority of transactions of MDT and Epsilor are in New Israel Shekel ("NIS") and a substantial portion of MDT's and Epsilor's costs is incurred in NIS. Management believes that the NIS is the functional currency of MDT and Epsilor. Accordingly, the financial statements of MDT and Epsilor have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts has been translated using the weighted average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive loss in stockholders' equity

c. Principles of consolidation:

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


e. Restricted collateral deposits

Restricted cash is primarily invested in highly liquid deposits, held-to-maturity marketable securities and long-term deposits, which are used as a security for the Company's guarantee performance and its liability to former shareholders of its acquired subsidiaries.

f. Marketable securities

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

At December 31, 2004 the Company and its subsidiaries classified its investment in marketable securities as held-to-maturity and available-for-sale.

Debt securities are classified as held-to-maturity, when the Company has the positive intent and ability to hold the securities to maturity, and are stated at amortized cost. The cost of held-to-maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, accretion and interest are included in financial income, net.

Investment in trust funds are classified as available-for-sale and stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders' equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of income.

g. Inventories:

Inventories are stated at the lower of cost or market value. Inventory write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence and for market prices lower than cost. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made to write inventory down to its market value. In 2002, 2003 and 2004, the Company wrote off $116,008, $96,350 and $121,322 of obsolete inventory respectively, which has been included in the cost of revenues.

Cost is determined as follows:

Raw and packaging materials - by the average cost method.

Work in progress - represents the cost of manufacturing with additions of allocable indirect manufacturing cost.

Finished products - on the basis of direct manufacturing costs with additions of allocable indirect manufacturing costs.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars


h. Property and equipment:

Property and equipment are stated at cost net of accumulated depreciation and investment grants (no investment grants were received during 2004, 2003 and 2002).

Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following annual rates:

                                                                  %
                                                     ---------------------------

      Computers and related equipment                            33
      Motor vehicles                                             15
      Office furniture and equipment                           6 - 10
      Machinery and equipment                            10 - 25 (mainly 10)
      Leasehold improvements                         By the shorter of the term
                                                      of the lease and the life
                                                            of the asset

i. Goodwill:

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Under Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No, 142") goodwill acquired in a business combination on or after July 1, 2001, is not amortized after January 1, 2002.

SFAS No. 142 requires goodwill to be tested for impairment on adoption of the Statement and at least annually thereafter or between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value of the Company's reportable units with their carrying value. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units.

The Company performed the required annual impairment test of goodwill. Based on the management projections and using expected future discounted operating cash flows, no indication of goodwill impairment was identified.

j. Long-lived assets:

Intangible assets acquired in a business combination that are subject to amortization are amortized over their useful life using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, in accordance with SFAS No. 142.

The acquired trademarks and tradenames are deemed to have an indefinite useful life because they are expected to contribute to cash flows indefinitely. Therefore, the trademarks will not be amortized until their useful life is no longer indefinite. The trademarks and tradenames are tested annually for impairment in accordance FAS 142.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars


The Company and its subsidiaries' long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2004 the Company identified an impairment of the technology previously purchased from Bristlecone and as a result has recorded an impairment loss in the amount of $320,000.

k. Revenue recognition:

The Company is a defense and security products and services company, engaged in three business areas: interactive simulation for military, law enforcement and commercial markets; batteries and charging systems for the military; and high-level armoring for military, paramilitary and commercial vehicles. During 2004, the Company and its subsidiaries recognized revenues as follows: (i) from the sale and customization of interactive training systems and from the maintenance services in connection with such systems (Interactive Training Division); (ii) from revenues under armor contracts and for service and repair of armored vehicles (Armoring Division); (iii) from the sale of batteries, chargers and adapters to the military, and under certain development contracts with the U.S. Army (Battery Division); and (iv) from the sale of lifejacket lights (Battery Division.

Revenues from the Battery division products and Armoring division are recognized in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable, collectability is probably, and no further obligation remains.

Revenues from products not delivered upon customers' request due to lack of storage space at the customers' facilities during the integration are recognized when the criteria of Staff Accounting Bulletin No. 104 ("SAB No. 104") for bill-and-hold transactions are met.

Revenues from contracts that involve customization of FAAC's simulation system to customer specific specifications are recognized in accordance with Statement Of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," using contract accounting on a percentage of completion method, in accordance with the "Input Method." The amount of revenue recognized is based on the percentage to completion achieved. The percentage to completion is measured by monitoring progress using records of actual time incurred to date in the project compared to the total estimated project requirement, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. As of December 31, 2004 no such estimated losses were identified.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars


The Company believes that the use of the percentage of completion method is appropriate as the Company has the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs. In addition, contracts executed include provisions that clearly specify the enforceable rights regarding services to be provided and received by the parties to the contracts, the consideration to be exchanged and the manner and the terms of settlement, including in cases of terminations for convenience. In all cases the Company expects to perform its contractual obligations and its customers are expected to satisfy their obligations under the contract.

Revenues from simulators, which do not require significant customization, are recognized in accordance with Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2"). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The Company has adopted Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" ("SOP 98-9"). According to SOP No. 98-9, revenues are allocated to the different elements in the arrangement under the "residual method" when Vendor Specific Objective Evidence ("VSOE") of fair value exists for all undelivered elements and no VSOE exists for the delivered elements. Under the residual method, at the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (maintenance and support) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (software product) when all other criteria in SOP 97-2 have been met.


Revenue from such simulators is recognized when persuasive evidence of an agreement exists, delivery has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable.

Maintenance and support revenue included in multiple element arrangements is deferred and recognized on a straight-line basis over the term of the maintenance and support services. Revenues from training are recognized when its performed. The VSOE of fair value of the maintenance, training and support services is determined based on the price charged when sold separately or when renewed.

Unbilled receivables include cost and gross profit earned in excess of billing.

Deferred revenues include unearned amounts received under maintenance and support services and billing in excess of costs and estimated earnings on uncompleted contracts.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars


l. Right of return:

When a right of return exists, the Company defers its revenues until the expiration of the period in which returns are permitted.

m. Research and development cost:

Research and development costs, net of grants received, are charged to the statements of operations as incurred.

Software development costs incurred by the Company's subsidiaries between completion of the working model and the point at which the product is ready for general release, are capitalized.

Capitalized software costs are amortized by using the straight-line method over the estimated useful life of the product (three to five years). The Company assesses the recoverability of this intangible asset on a regular basis by determining whether the amortization of the asset over its remaining life can be recovered through future gross revenues from the specific software product sold. Based on its most recent analyses, management identified an impairment of software development costs previously capitalized and as a result has recorded an impairment loss in the amount of $26,000.

n. Income taxes:

The Company and its subsidiaries account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This Statement prescribes the use of the liability method, whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiaries provide a valuation allowance, if necessary, to reduce deferred tax assets to it's estimated realizable value.

o. Concentrations of credit risk:

Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents, restricted collateral deposit and restricted held-to-maturity securities, trade receivables and available for sale marketable securities. Cash and cash equivalents are invested mainly in U.S. dollar deposits with major Israeli and U.S. banks. Such deposits in the U.S. may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

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


The Company's available for sale marketable securities and held-to-maturity securities include investments in debentures of U.S. and Israeli corporations and state and local governments. Management believes that those corporations and states are institutions that are financially sound, that the portfolio is well diversified, and accordingly, that minimal credit risk exists with respect to these marketable securities.

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

All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per common share because all such securities are anti-dilutive for all periods presented. The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share was 31,502,158, 22,194,211 and 4,394,803 for the years ended December 31, 2004, 2003 and 2002, respectively.

q. Accounting for stock-based compensation:

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") and Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of the Company's share options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized. Under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), pro-forma information regarding net income and net income per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123.

The Company applies SFAS No. 123 and Emerging Issue Task Force No. 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18") with respect to options issued to non-employees. SFAS No. 123 requires use of an option valuation model to measure the fair value of the options at the grant date.

The fair value for the options to employees was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions: risk-free interest rates of 3.63%, 2.54% and 3.5% for 2004, 2003 and 2002, respectively; a dividend yield of 0.0% for each of those years; a volatility factor of the expected market price of the common stock of 0.81 for 2004, 0.67 for 2003 and 0.64 for 2002; and a weighted-average expected life of the option of 5 years for 2004, 2003 and 2002.

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


         The following table illustrates the effect on net income and earnings per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation:

                                                                     Year ended December 31,
                                                            2004              2003*          2002
Net loss as reported                                   $ (9,042,313)   $ (9,237,621)   $(18,504,358)
Add: Stock-based compensation expenses included in
   reported net loss                                        831,626           8,286           6,000
Deduct:  Stock-based compensation expenses
   determined under fair value method for all awards     (2,741,463)     (1,237,558)     (2,072,903)
                                                       $(10,952,150)   $(10,466,893)   $(20,571,261)
Loss per share:
   Basic and diluted, as reported                      $      (0.18)   $      (0.25)   $      (0.57)
   Diluted, pro forma                                  $      (0.16)   $      (0.27)   $      (0.64)

-----------------------
       *  Restated (see Note 1.b.).

r. Fair value of financial instruments:

The following methods and assumptions were used by the Company and its subsidiaries in estimating their fair value disclosures for financial instruments:

The carrying amounts of cash and cash equivalents, restricted collateral deposit and restricted held-to-maturity securities, trade receivables, short-term bank credit, and trade payables approximate their fair value due to the short-term maturity of such instruments.

The fair value of available for sale marketable securities is based on the quoted market price.

Long-terms promissory notes are estimated by discounting the future cash flows using current interest rates for loans or similar terms and maturities. The carrying amount of the long-term liabilities approximates their fair value.

s. Severance pay:

The Company's liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date. Israeli employees are entitled to one month's salary for each year of employment, or a portion thereof. The Company's liability for all of its employees is fully provided by monthly deposits with severance pay funds, insurance policies and by an accrual. The value of these policies is recorded as an asset in the Company's balance sheet.

In addition and according to certain employment agreements, the Company is obligated to provide for a special severance pay in addition to amounts due to certain employees pursuant to Israeli severance pay law. The Company has made a provision for this special severance pay in accordance with Statement of Financial Accounting Standard No. 106, "Employer's Accounting for Post Retirement Benefits Other than Pensions." As of December 31, 2004 and 2003, the accumulated severance pay in that regard amounted to $1,642,801 and $1,699,260, respectively.

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

Severance expenses for the years ended December 31, 2004, 2003 and 2002 amounted to $460,178, $219,857 and ($338,574) respectively.

t. Advertising costs:

The Company and its subsidiaries expense advertising costs as incurred. Advertising expense for the years ended December 31, 2004, 2003 and 2002 was approximately $13,271, $34,732 and $294,599, respectively.

u. New accounting pronouncements:

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), "Share-Based Payment," which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on the first interim period beginning after July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is still in the process of evaluating the method it will use.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars


As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2r above to the Company's consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4.." SFAS 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SAFS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is still in the process of the evaluating the impact of the adoption of SFAS 151 on its financial position or results of operations.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
In U.S. dollars
NOTE 3:-      RESTRICTED COLLATERAL DEPOSIT AND OTHER RESTRICTED CASH (Cont.)


                                                           December 31,
                                                   -------------------------
                                                      2004          2003
                                                   -----------   -----------
             Short-term:
             Restricted, held to maturity, bonds
               in connection with FAAC earn out
               (Note 1.d.)(1)                      $ 5,969,413   $        --
             IES deposit in connection to the
               Company's litigation with IES
               Electronics Industries Ltd.                  --       450,000
             Deposits in connection with FAAC
               projects                                650,989            --
             Forward Deal                                   --       205,489
             Property lease                                 --        41,412
             Other                                     341,708         9,279
                                                   -----------   -----------
             Total short-term                        6,962,110       706,810
                                                   -----------   -----------
Long-term:
Restricted cash in connection with
AoA earn out (Note 1.e.)                             3,000,000            --
Restricted deposit in connection with
Epsilor acquisition (Note 1.c.)                      1,000,000            --
                                                   -----------   -----------
Total long-term                                      4,000,000            --
                                                   -----------   -----------
                                                   $10,962,110   $   706,180
                                                   ===========   ===========

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars


(1) The following is a summary of held-to-maturity securities at December 31, 2004 and 2003:

                            Amortized cost             Unrealized losses       Estimated fair value
                        ----------   ----------    ----------    ----------   ----------   ----------
                          2004          2003          2004           2003          2004          2003
                        ----------   ----------    ----------    ----------   ----------   ----------
Obligations of States   $1,012,787   $       --    $   (1,870)   $       --   $1,010,917   $       --
   and political
   subdivisions
Corporate obligations    4,956,626           --       (11,966)           --    4,944,660           --
                        ----------   ----------    ----------    ----------   ----------   ----------

                        $5,969,413   $       --    $  (13,836)   $       --   $5,955,577   $       --
                        ==========   ==========    ==========    ==========   ==========   ==========

The amortized cost of held-to-maturity debt securities at December 31, 2004, by contractual maturities, is shown below:

                                                          Amortized     Unrealized     Estimated
                                                                cost losses fair value
                                                        ------------- -------------- -------------
              Due in one year or less                     $5,969,413    $ (13,836)   $ 5,955,577
                                                        ============= ============== =============

The unrealized losses in the Company's investments were caused by interest rate increases. It is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Based on the immaterial severity of the impairments and the obligation of the Company to hold these investments until maturity, the bonds were not considered to be other than temporarily impaired at December 31, 2004.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In U.S. dollars

NOTE 4: -     AVAILABLE FOR SALE MARKETABLE SECURITIES

The following is a summary of investments in marketable securities as of December 31, 2004 and 2003:

                                               Cost                  Unrealized gains         Estimated fair value
                                     -------------------------- --------------------------- --------------------------
                                        2004          2003          2004          2003         2004          2003
                                     ------------  ------------ ------------- ------------- ------------  ------------

        Available for sale
        marketable securities         $  130,061    $        -   $     5,507   $         -   $  135,568    $        -

NOTE 5:-      OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

                                                              December 31,
                                                   -----------------------------
                                                       2004                2003
                                                   ----------         ----------

Government authorities                             $  433,427         $   65,402
Employees                                             217,948            246,004
Prepaid expenses                                      490,357            551,010
Deferred taxes                                        135,482                 --
Other                                                  62,179            324,955
                                                   ----------         ----------

                                                   $1,339,393         $1,187,371
                                                   ==========         ==========

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars



NOTE 6:-          INVENTORIES

                                              December 31,
                                  --------------------------------------
                                        2004                 2003
                                  -----------------    -----------------

Raw and packaging materials        $    3,969,400       $      657,677
Work in progress                        1,996,139              634,221
Finished products                       1,311,762              622,850
                                  -----------------    -----------------
                                   $    7,277,301       $    1,914,748
                                  =================    =================


NOTE 7:-          PROPERTY AND EQUIPMENT, NET

a. Composition of property and equipment is as follows:

                                                                           December 31,
                                                               -------------------------------------
                                                                     2004                2003
                                                               -----------------   -----------------
              Cost:
                   Computers and related equipment               $   3,374,695       $   1,015,836
                   Motor vehicles                                      653,255             288,852
                   Office furniture and equipment                      872,804             402,726
                   Machinery, equipment and  installations           7,464,470           4,866,904
                   Leasehold improvements                            1,321,025             882,047
                   Demo inventory                                      141,961             150,996
                                                                ----------------    ----------------

                                                                    13,828,210           7,607,361
                                                                ----------------    ----------------
              Accumulated depreciation:
                   Computers and related equipment                   2,581,689             753,593
                   Motor vehicles                                      197,071              95,434
                   Office furniture and equipment                      494,181             173,301
                   Machinery, equipment and installations            5,143,186           3,637,111
                   Leasehold improvements                              811,392             655,181
                                                                ----------------    ----------------

                                                                     9,227,519           5,314,620
                                                                ----------------    ----------------

              Depreciated cost                                   $   4,600,691       $   2,292,741
                                                                ================    ================

b. Depreciation expense amounted to $1,199,465, $730,159 and $473,739, for the years ended December 31, 2004, 2003 and 2002, respectively.

As for liens, see Note 12.d.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 8:-          OTHER INTANGIBLE ASSETS, NET

a.
                                                      Year ended December 31,
                                                --------------------------------
                                                   2004               2003
                                                ------------       ------------
Cost:
  Technology                                    $  6,841,746       $  2,231,746
  Capitalized software costs                         574,967            209,615
  Backlog                                          2,194,000             46,000
  Covenants not to compete                           359,000             99,000
  Customer list                                    7,548,645            827,250
  Certification                                      246,969                 --
                                                ------------       ------------

                                                  17,765,327          3,413,611
Exchange differences                                 125,455             25,438
Less - accumulated amortization                   (4,391,081)        (1,502,854)
                                                ------------       ------------

Amortized cost                                    13,499,701          1,936,195
Trademarks                                           869,000            439,000
                                                ------------       ------------

                                                $ 14,368,701       $  2,375,195
                                                ============       ============


b. Amortization expenses amounted to $2,888,226, $879,311 and $623,543 for the years ended December 31, 2004, 2003 and 2002.

c. Estimated amortization expenses, except capitalized software costs, for the years ended

       Year ended December 31,
--------------------------------------
2005                  $    3,280,815
2006                       2,073,209
2007                       1,381,883
2008                       1,276,075
2009 and forward           5,000,546
                     -----------------
                         $13,012,528
                     =================

NOTE 9:-          SHORT-TERM BANK CREDIT AND LOANS

The Company has a $ 3.2 million authorized credit line from certain banks, of which $ 209,000 is denominated in NIS and carries an interest rate of approximately prime + 2.5% and $ 3.0 million of which is denominated in dollars and carries an interest rate of prime + 0.25%. As of December 31, 2004, $ 2.1 million was utilized, out of which $2.0 million is related to letter of credit issued to one of the customers of one of the Company's subsidiaries.

This line of credit is secured by the accounts receivable, inventory and marketable securities of the relevant subsidiary of the Company.

In addition the Company has two automobile purchase loans, of which the later one will be repaid in June 2006. Those loans are denominated in NIS and carry an interest rate of 5.2%-6.2%. Each loan is secured by the automobile purchased with the proceeds of the loan.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 10:-     PROMISSORY NOTES

In connection with the acquisition of IES, the Company issued promissory notes in the face amount of an aggregate of $1,800,000, one of which was a note for $400,000 that was convertible into an aggregate of 200,000 shares of the Company's common stock. The Company has accounted for these notes in accordance with Accounting Principles Board Opinion No. 21, "Interest on Receivables and Payables," and recorded the notes at their present value in the amount of $1,686,964. In December 2002, the terms of these promissory notes were amended to (i) extinguish the $1,000,000 note due at the end of June 2003 in exchange for prepayment of $750,000, (ii) amend the $400,000 note due at the end of December 2003 to be a $450,000 note, and (iii) amend the convertible $400,000 note due at the end of June 2004 to be a $450,000 note convertible at $0.75 as to $150,000, at $0.80 as to $150,000, and at $0.85 as to $150,000. In accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," the terms of promissory notes were not treated as changed or modified as the cash flow effect on a present value basis was less than 10%. The $450,000 note due at the end of June 2004 was converted into an aggregate of 563,971 shares of common stock in August 2003. With reference to the $450,000 note due at the end of December 2003, see Note 14.f.6.

NOTE 11:-     OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                                 December 31,
                                                                      ------------------------------------
                                                                           2004                2003*
                                                                      ---------------    -----------------
                                Employees and payroll accruals         $   1,534,295      $   1,232,608
                                Accrued vacation pay                         469,527            216,768
                                Accrued expenses                           1,770,348            842,760
                                Minority balance                             243,116            149,441
                                Government authorities                     1,036,669            357,095
                                Litigation settlement accrual(1)                   -          1,163,642
                                Advances from customers                      746,819                  -
                                Other                                         17,414             68,097
                                                                      ---------------    -----------------

                                                                       $   5,818,188   $  $4,174,030,411
                                                                      ===============    =================

                          *   Restated (see Note 1.b.).
                          (1) See Note 14.f.6.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 12:-     COMMITMENTS AND CONTINGENT LIABILITIES

a. Royalty commitments:

1. Under EFL's research and development agreements with the Office of the Chief Scientist ("OCS"), and pursuant to applicable laws, EFL is required to pay royalties at the rate of 3%-3.5% of net sales of products developed with funds provided by the OCS, up to an amount equal to 100% of research and development grants received from the OCS (linked to the U.S. dollars. Amounts due in respect of projects approved after year 1999 also bear interest at the Libor rate). EFL is obligated to pay royalties only on sales of products in respect of which OCS participated in their development. Should the project fail, EFL will not be obligated to pay any royalties.

Royalties paid or accrued for the years ended December 31, 2004, 2003 and 2002, to the OCS amounted to $17,406, $435 and $32,801, respectively.

As of December 31, 2004, the total contingent liability to the OCS was approximately $10,158,000. The Company regards the probability of this contingency coming to pass in any material amount to be low.

2. EFL, in cooperation with a U.S. participant, has received approval from the Israel-U.S. Bi-national Industrial Research and Development Foundation ("BIRD-F") for 50% funding of a project for the development of a hybrid propulsion system for transit buses. The maximum approved cost of the project is approximately $1.8 million, and the EFL's share in the project costs is anticipated to amount to approximately $1.1 million, which will be reimbursed by BIRD-F at the aforementioned rate of 50%. Royalties at rates of 2.5%-5% of sales are payable up to a maximum of 150% of the grant received, linked to the U.S. Consumer Price Index. Accelerated royalties are due under certain circumstances.

EFL is obligated to pay royalties only on sales of products in respect of which BIRD-F participated in their development. Should the project fail, EFL will not be obligated to pay any royalties.

No royalties were paid or accrued to the BIRD-F in each of the three years in the period ended December 31, 2004.

As of December 31, 2004, the total contingent liability to pay BIRD-F (150%) was approximately $772,000. The Company regards the probability of this contingency coming to pass in any material amount to be low.

b. Lease commitments:

The Company and its subsidiaries rent their facilities under various operating lease agreements, which expire on various dates, the latest of which is in 2009. The minimum rental payments under non-cancelable operating leases are as follows:

          Year ended December 31
          ----------------------
2005            $    762,636
2006            $    305,109
2007            $    269,220
2008            $     66,688
2009            $     24,312

Total rent expenses for the years ended December 31, 2004, 2003 and 2002 were approximately $868,900, $484,361 and $629,101, respectively.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

c. Guarantees:

The Company obtained bank guarantees in the amount of $1,199,096 in connection with (i) the purchase agreement of one of the Company's subsidiaries (ii) obligations of two of the Company's subsidiaries to the Israeli customs authorities and (iii) obligation of one of the Company's subsidiaries to secure inventory received from one of its customers. In addition, the Company issued letters of credit in amounts of $143,895 and $2,000,000 to one of its subsidiary's suppliers and to one of its subsidiary's customers respectively.

d. Liens:

As security for compliance with the terms related to the investment grants from the state of Israel, EFL and Epsilor have registered floating liens on all of its assets, in favor of the State of Israel.

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

FAAC has a $3 million line of credit secured by all of its accounts receivable, unbilled revenues and inventory.

Epsilor has recorded a lien on all of its assets in favor of its banks to secure lines of credit and loans received. In addition the company has a specific pledge on assets in respect of which government guaranteed loan were given.

See also Note 9 regarding automobiles purchased in EFL and Epsilor.

e. Litigation and other claims:

As of December 31, 2004, there were no pending legal proceedings to which the Company was a party, other than ordinary routine litigation incidental to its business, except as follows:

a. In December 2004, AoA filed an action against a U.S. government defense agency, seeking approximately $2.2 million in damages for alleged improper termination of a contract. In its answer, the government agency counterclaimed, seeking approximately $2.1 million in reprocurement expenses. AoA is preparing its answer to the counterclaim. At this stage in the proceedings, the Company and its legal advisors cannot determine with any certainty whether AoA will have any liability and, if so, the extent of that liability.

b. In the beginning of 2005 a competitor of FAAC brought an action against FAAC and a municipal transport agency, alleging, inter alia, that the municipal transport agency and FAAC have conspired to violate federal and state antitrust laws and have engaged in unfair competition with respect to this competitor. The competitor seeks unspecified monetary damages from FAAC and the municipal transport agency and injunctive relief. FAAC has not yet filed its answer in this case. At this stage in the proceedings, the Company and its legal advisors cannot determine with any certainty whether FAAC will have any liability and, if so, the extent of that liability.

c. There is an action against EFL brought in the matter of the bankruptcy of an intellectual property law firm, seeking payment of approximately $150,000, plus interest, fees and costs, in respect of unpaid legal fees and expenses. EFL has not yet filed its answer in this case. The Company and its legal advisors does not believe EFL's liability in this matter will exceed $100,000.The Company has recorded an appropriate provision in respect of this amount.

d. In 2000 and 2001, the Company sold consumer cellphone batteries and chargers to a major department store chain. Subsequent to these sales, in late 2001, one of the Company's employees signed an agreement with the department store chain to price-protect the goods previously sold, with such price protection "to be debited from current open invoices." The department store chain has recently claimed to the Company that the Company owes them approximately $517,000, primarily in respect of this price protection. The Company contends that employee who signed the price protection had no authority, actual or apparent, to do so, and that in any event the clear meaning of the language in the price protection is that the department store chain may deduct the price protection from sums they owe the Company, not that the Company is obligated to return sums previously paid. Settlement discussions are currently taking place. At this early stage, the Company and its legal advisors cannot determine with any certainty whether it will have any liability and, if so, the extent of that liability.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 13:-     CONVERTIBLE DEBENTURES

a.    9% Secured Convertible Debentures due June 30, 2005

Pursuant to the terms of a Securities Purchase Agreement dated December 31, 2002, the Company issued and sold to a group of institutional investors an aggregate principal amount of 9% secured convertible debentures in the amount of $3.5 million due June 30, 2005. These debentures are convertible at any time prior to June 30, 2005 at a conversion price of $0.75 per share, or a maximum aggregate of 4,666,667 shares of common stock. The conversion price of these debentures was adjusted to $0.64 per share in April 2003. In accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," the terms of convertible debentures were not treated as changed or modified when the cash flow effect on a present value basis was less than 10%.

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

In connection with these convertible debentures, the Company recorded a deferred debt discount of $1,890,000 with respect to the beneficial conversion feature and the discount arising from fair value allocation of the warrants according to APB No. 14, which is being amortized from the date of issuance to the stated redemption date - June 30, 2005 - or to the actual conversion date, if earlier, as financial expenses.

During 2003, an aggregate principal amount of $2,350,000 in 9% secured convertible debentures was converted into an aggregate of 3,671,875 shares of common stock and an aggregate of 1,500,042 shares were issued pursuant to exercises of the warrants.

During 2004, the remaining principal amount of $1,150,000 of 9% secured convertible debentures outstanding was converted into an aggregate of 1,796,875 shares of common stock.

During 2003 and 2004, the Company recorded expenses of $1,517,400 and $372,600, respectively, of which $548,100 and $0, respectively, was attributable to amortization of the beneficial conversion feature of the convertible debenture over its term and $969,300 and $372,600, respectively, was attributable to amortization due to conversion of the convertible debenture into shares.

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

This transaction was accounted according to APB No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" and Emerging Issue Task Force No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments." The fair value of these warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 1.95%, a volatility factor 98%, dividend yields of 0% and a contractual life of three years.

In connection with these convertible debentures, the Company recorded a deferred debt discount of $2,963,043 with respect to the beneficial conversion feature and the discount arising from fair value allocation of the warrants according to APB No. 14, which is being amortized from the date of issuance to the stated redemption date - September 30, 2006 - or to the actual conversion date, if earlier, as financial expenses.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

During 2003, an aggregate principal amount of $3,775,000 in 8% secured convertible debentures was converted into an aggregate of 3,282,608 shares of common stock and an aggregate of 437,500 shares were issued pursuant to exercises of the warrants.

During 2004, an aggregate of principal amount $1,075,000 in 8% secured convertible debentures was converted into an aggregate of 934,784 shares. As of December 31, 2004, principal amount of $150,000 remained outstanding under these debentures.

During 2003 and 2004, the Company recorded expenses of $2,298,034 and $613,263, respectively, of which $205,858 and $191,895, respectively, was attributable to amortization of the beneficial conversion feature of the convertible debenture over its term and $2,092,176 and $421,368, respectively, was attributable to amortization due to conversion of the convertible debenture into shares.

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

As a further part of the securities purchase agreement on September 30, 2003, the Company issued to the purchasers of its 8% secured convertible debentures due September 30, 2006, warrants to purchase an aggregate of 1,500,000 shares of common stock at any time prior to December 18, 2006 at a price of $1.8125 per share. Additionally, the Company issued to the investors supplemental warrants to purchase an aggregate of 1,038,000 shares of common stock at any time prior to December 31, 2006 at a price of $2.20 per share.

This transaction was accounted according to APB No. 14 "Accounting for Convertible debt and Debt Issued with Stock Purchase Warrants" and Emerging Issue Task Force No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments." The fair value of these warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 2.45%, a volatility factor 98%, dividend yields of 0% and a contractual life of three years.

In connection with these convertible debentures, the Company recorded a deferred debt discount of $6,000,000 with respect to the beneficial conversion feature and the discount arising from fair value allocation to warrants according to APB No. 14, which is being amortized from the date of issuance to the stated redemption date - September 30, 2006 - or to the actual conversion date, if earlier, as financial expenses.

During 2003 the Company recorded an expense of $132,803, which represents the amortization of the beneficial conversion feature of the convertible debenture over its term.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

During 2004 an aggregate of 1,500,000 shares were issued pursuant to exercise of these warrants. Out of these warrants, the holders of 1,125,000 warrants exercised their warrants on July 14, 2004 were granted an additional warrants to purchase 1,125,000 shares of common stock of the Company at an exercise price per share of $1.38. See also Note 14.f.4.

During 2004 the Company recorded expenses of $3,156,246 of which $1,782,561 was attributable to amortization of the beneficial conversion feature of the convertible debenture over its term and $1,373,685 was attributable to amortization due to conversion of the convertible debenture into shares.

d. The Company's debt agreements contain customary affirmative and negative operations covenants that limit the discretion of its management with respect to certain business matters and place restrictions on it, including obligations on the Company's part to preserve and maintain assets and restrictions on its ability to incur or guarantee debt, to merge with or sell its assets to another company, and to make significant capital expenditures without the consent of the debenture holders, as well as granting to the Company's investors a right of first refusal on any future financings, except for underwritten public offerings in excess of $30 million. Management does not believe that this right of first refusal will materially limit the Company's ability to undertake future financings.

NOTE 14:-     STOCKHOLDERS' EQUITY

a. Stockholders' rights:

The Company's shares confer upon the holders the right to receive notice to participate and vote in the general meetings of the Company and right to receive dividends, if and when declared.

b. Issuance of common stock to investors:

1. On January 18, 2002, the Company issued a total of 441,176 shares of its common stock at a purchase price of $1.70 per share, or a total purchase price of $750,000, to an investor (see also Note 14.f.2.).

2. On January 24, 2002, the Company issued a total of 1,600,000 shares of its common stock at a purchase price of $1.55 per share, or a total purchase price of $2,480,000, to a group of investors.

3. In September 2003, the company acquired an additional 12% interest in MDT Armor Corporation and an additional 24.5% interest in MDT Protective Industries, Ltd. in exchange for the issuance to AGA Means of Protection and Commerce, Ltd. of 126,000 shares of its common stock.

4. In January 2004, the Company issued an aggregate of 9,840,426 shares of common stock at a price of $1.88 per share, or a total purchase price of $18,500,000, to a group of investors (see also Note 14.f.3.). Finance expenses in connection with this issuance totaled $692,500.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

5. In July 2004, pursuant to a Securities Purchase Agreement dated July 15, 2004, the Company issued an aggregate of 4,258,065 shares of common stock at a price of $1.55 per share, or a total purchase price of $6,600,000, to a group of investors (see also Note 14.f.4.).

c. Issuance of common stock to service providers and employees, in settlement of litigation, and as donations to charities:

1. On February 15, 2002 and September 10, 2002, the Company issued 318,468 and 50,000 shares, respectively, of common stock at par consideration to a consultant for providing business development and marketing services in the United Kingdom. At the issuance date, the fair value of these shares was determined both by the value of the shares issued as reflected by their market price at the issuance date and by the value of the services provided which amounted to $394,698 and $63,000, respectively, in accordance with EITF 96-18. In accordance with EITF 96-18, the Company recorded this compensation expense of $394,698 and $63,000, respectively, during the year 2002 and included this amount in marketing expenses.

2. On September 10, 2002, the Company issued an aggregate of 13,000 shares of common stock at par consideration to two of its employees as stock bonuses. At the issuance date, the fair value of these shares was determined by the fair market value of the shares issued as reflected by their market price at the issuance date in accordance with APB No. 25. In accordance with APB No. 25, the Company recorded this compensation expense of $13,000 during the year 2002 and included this amount in general and administrative expenses.

3. In July 2003, the Company issued 215,294 shares of common stock to a consultant as commissions on battery orders. At the issuance date, the fair value of these shares was determined both by the value of the shares issued as reflected by the market price at the issuance date and by the value of the services provided and amounted to $154,331 in accordance with EITF 96-18. In accordance with EITF 96-18, the Company recorded this compensation expense of $154,331 during the year 2003 and included this amount in marketing expenses.

4. In November 2003, the Company issued 8,306 shares of common stock to a consultant as commissions on battery orders. At the issuance date, the fair value of these shares was determined by the fair market value of the shares issued as reflected by their market price at the issuance date and by the value of the services provided and amounted to $7,616 in accordance with EITF 96-18. In accordance with EITF 96-18, the Company recorded this compensation expense of $7,616 during the year 2003 and included this amount in marketing expenses.

5. In February 2004, the Company issued 74,215 shares of common stock to a consultant as commissions on battery orders. At the issuance date, the fair value of these shares was determined both by the value of the shares issued as reflected by their market price at the issuance date and by the value of the services provided and amounted to $171,680 in accordance with EITF 96-18. In accordance with EITF 96-18, the Company accrued this compensation expense of $171,680 during the year 2003 and included this amount in selling and marketing expenses.

6. Beginning in January 2004, the Company entered into a consulting agreement with one of its directors pursuant to which the director agreed to aid the Company in identifying potential acquisition candidates, in exchange for a commission. The Company also agreed to issue to this director, at par value, a total of 32,000 shares of its common stock, the value of which was to be deducted from any transaction fees paid. 16,000 of these shares were earned and issued prior to termination of this agreement in August 2004. At the issuance date, the fair value of these shares was determined both by the value of the shares issued as reflected by their market price at the issuance date and by the value of the services provided and amounted to $28,160 in accordance with EITF 96-18. In accordance with EITF 96-18, the Company recorded this compensation expense of $28,160 during the year 2004 and included this amount in general and administrative expenses

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

7. In June 2004 the Company sold 40,000 shares of the Company's common stock at a price of $1.00 per share to one of its employees. At the issuance date, the fair value of these shares was determined by the fair market value of the shares issued as reflected by their market price at the issuance date in accordance with APB No. 25. In accordance with APB No. 25, the Company recorded this compensation expense of $53,200 during the year 2004 and included this amount in general and administrative expenses

8. In December 2004, the Company donated 40,000 shares of its common stock to a charitable organization recognized by the Internal Revenue Service as tax-exempt under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended. At the issuance date, the fair value of these shares was determined by the value of the shares issued as reflected by their market price at the issuance date and amounted to $69,200 in accordance with EITF 96-18. This compensation expense will be amortized over the course of one year due to legal restrictions on selling these shares for that period of time. In accordance with EITF 96-18, the Company recorded compensation expense of $4,361 during the year 2004 and included this amount in general and administrative expenses

9. See Note 14.f.6.

d. Issuance of shares to lenders

As part of the securities purchase agreement on December 31, 2002 (see Note 13.a.), the Company issued 387,301 shares at par as consideration to lenders for the first nine months of interest expenses. At the issuance date, the fair value of these shares was determined both by the value of the shares issued as reflected by their market price at the issuance date and by the value of the interest and amounted to $236,250 in accordance with APB 14. During 2003 the Company recorded this amount as financial expenses.

e. Issuance of promissory note:

As part of its purchase of the assets of IES Interactive Training, Inc., the Company issued a $450,000 convertible promissory note (see Note 10). This note was converted into an aggregate of 563,971 shares of common stock in August 2003.

f. Warrants:

1. As part of an investment agreement in May 2001, the Company issued to the investors a total of 2,696,971 warrants (the "May 2001 Warrants") to purchase shares of common stock at a price of $3.22 per share; these warrants are exercisable by the holder at any time after November 8, 2001 and will expire on May 8, 2006.

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

In addition, with respect to an additional 387,879 May 2001 Warrants, in December 2003 the Company adjusted the purchase price to $1.60 per share in exchange for immediate exercise of these warrants, and issued to the holders of these exercised warrants new warrants to purchase a total of 193,940 shares of common stock at a purchase price of $2.25 per share. As a result the company recorded during 2003 a deemed dividend in the amount of $82,974. See also Note 1.b.

Additionally, in October 2003 the Company granted to three of these investors additional new warrants to purchase a total of 150,000 shares of common stock at a purchase price of $1.20 per share. As a result the company recorded during 2003 an expense of $199,500 and included this amount in general and administrative expenses. During 2004, 64,557 warrants were exercised.

On July 14, 2004, the Company repriced the exercise price of 242,424 warrants granted previously in May 2001 to $1.88 in order to induce their holders to exercise them immediately. In connection with the exercise of the warrants, the Company additionally granted five-year warrants to purchase up to an aggregate of 145,454 shares of the Company's common stock at an exercise price per share of $1.38. The fair value of these warrants was determined using Black Scholes pricing model, assuming a risk-free interest rate of 3.5%, a volatility factor of 79%, dividend yields of 0% and a contractual life of five years. For accounting treatment, please see also Notes 14.b.4. and 14.f.4.

2. As part of the investment agreement in January 2002 (see Note 14.b.1), the Company, in January 2002, issued to a financial consultant that provided investment banking services concurrently with this transaction a warrants to acquire (i) 150,000 shares of common stock at an exercise price of $1.68 per share, and (ii) 119,000 shares of common stock at an exercise price of $2.25 per share; these warrants are exercisable by the holder at any time and will expire on January 4, 2007.

3. In connection with the Securities Purchase Agreement referred to in Note 14.b.4 above, the Company granted three-year warrants to purchase up to an aggregate of 9,840,426 shares of the Company's common stock at any time beginning six months after closing at an exercise price per share of $1.88.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

In July 2004 an aggregate of 7,446,811 shares were issued pursuant to exercise of these warrants. In connection with the exercise of the warrants, the Company granted to the same investors five-year warrants to purchase up to an aggregate of 7,446,811 shares of the Company's common stock at an exercise price per share of $1.38. The fair value of these warrants was determined using Black Scholes pricing model, assuming a risk-free interest rate of 3.5%, a volatility factor of 79%, dividend yields of 0% and a contractual life of five years. See also
Note 14.f.4.

4. On July 14, 2004, warrants to purchase 8,814,235 shares of common stock, having an aggregate exercise price of $16,494,194, net of issuance expenses, were exercised (see also Notes 14.f.1., 14.f.3. and 13.c.). Out of the shares issued in conjunction with the exercise of these warrants, 1,125,000 shares were issued upon exercise of warrants issued in the transaction referred to in Note 13.c above and 7,446,811 shares were issued upon exercise of warrants issued in the transaction referred to in the Note 14.f.4. above; the remaining 242,424 shares were issued upon exercise of a warrant that the Company issued to an investor in May 2001 referred to in Note 14.f.1 above. In connection with this transaction, the Company issued to the holders of those exercising warrants an aggregate of 8,717,265 new five-year warrants to purchase shares of common stock at an exercise price of $1.38 per share

As a result of the transactions described in Notes 14 f.1, 14.f.3 and 13.c., including the repricing of the warrants to the investors and the issuance of additional warrants to the investors, the Company recorded a deemed dividend in the amount of $2,165,952, to reflect the additional benefit created for these investors. The deemed dividend increased the loss applicable to common stockholders in the calculation of basic and diluted net loss per share for the year ended December 31, 2004, without any effect on total shareholder's equity.

As all warrants in the July 14, 2004, securities purchase agreement were subject to shareholders approval, in accordance with Emerging Issues Task Force No.00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" their fair value was recorded as a liability at the closing date. Such fair value was remeasured at each subsequent cut-off date. Upon obtaining stockholders approval on December 14, 2004, the warrants were remeasured and reclassified to equity. The fair value of these warrants was determined using the Black-Scholes pricing model, assuming a risk-free interest rate of 3.5%, a volatility factor 79%, dividend yields of 0% and a contractual life of approximately five years. The change in the fair value of the warrants between the date of grant and December 14, 2004 has been recorded as finance income in the amount of $326,839.

5. In November 2000 and May 2001, the Company issued a total of 916,667 warrants to an investor, which warrants contained certain antidilution provisions: a Series A warrant to purchase 666,667 shares of the Company's common stock at a price of $3.50 per share, and a Series C warrant to purchase 250,000 shares at a price of $3.08 per share. Operation of the antidilution provisions provided that the Series A warrant should be adjusted to be a warrant to purchase 888,764 shares at a price of $2.67 per share, and the Series C warrant should be adjusted to be a warrant to purchase 333,286 shares at a price of $2.35 per share. After negotiations, the investor agreed in March 2004 to exercise its warrants immediately, in exchange for an exercise price reduction to $1.45 per share, and the issuance of a new six-month Series D warrant to purchase 1,222,050 shares at an exercise price of $2.10 per share. The new Series D warrant does not have similar antidilution provisions. As a result of this repricing and the issuance of new warrants, the Company recorded a deemed dividend in the amount of approximately $1,163,000 in 2004.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

6. On February 4, 2004, the Company entered into an agreement settling the litigation brought against it in the Tel-Aviv, Israel district court by I.E.S. Electronics Industries, Ltd. ("IES Electronics") and certain of its affiliates in connection with the Company's purchase of the assets of its IES Interactive Training, Inc. subsidiary from IES Electronics in August 2002. The litigation had sought monetary damages in the amount of approximately $3 million. Pursuant to the terms of the settlement agreement, in addition to agreeing to dismiss their lawsuit with prejudice, IES Electronics agreed (i) to cancel the Company's $450,000 debt to them that had been due on December 31, 2003, and (ii) to transfer to the Company title to certain certificates of deposit in the approximate principal amount of $112,000. The parties also agreed to exchange mutual releases. In consideration of the foregoing, the Company issued to IES Electronics (i) 450,000 shares of common stock, and (ii) five-year warrants to purchase up to an additional 450,000 shares of common stock at a purchase price of $1.91 per share. The fair value of the warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 3.5%, a volatility factor 79%, dividend yields of 0% and a contractual life of five years. The fair value of warrants was calculated as $483,828 and fair value of shares as $765,000.

In respect of the above settlement, the Company recorded in 2003 an expense of $688,642, representing the fair value of the warrants and shares over the remaining balance of the Company's debt to IES Electronics as carried in the Company books at December 31, 2003, less the $112,000 certificate of deposit that was transferred to the Company's name as noted above. During the year 2004, 200,000 warrants were exercised.

7. As of December 31, 2004, the Company outstanding warrants totaled 16,961,463.

g. Stock option and restricted stock purchase plans:

1. Options and restricted shares to employees and others (except consultants)

a. The Company has adopted the following stock option plans, whereby options and restricted shares may be granted for purchase of shares of the Company's common stock. Under the terms of the employee plans, the Board of Directors or the designated committee grants options and determines the vesting period and the exercise terms.

1) 1998 Employee Option Plan - as amended, 4,750,000 shares reserved for issuance, of which no shares were available for future grants to employees and consultants as of December 31, 2004.

2) 1995 Non-Employee Director Plan - 1,000,000 shares reserved for issuance, of which 355,000 were available for future grants to directors as of December 31, 2004.

3) 2004 Employee Option Plan - 7,500,000 shares reserved for issuance, of which 5,168,400 were available for future grants to employees and consultants as of December 31, 2004.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

b. Under these plans, options generally expire no later than 5-10 years from the date of grant. Each option can be exercised to purchase one share, conferring the same rights as the other common shares. Options that are cancelled or forfeited before expiration become available for future grants. The options generally vest over a three-year period (33.3% per annum) and restricted shares vest after two years; in the event that employment is terminated for cause within that period, restricted shares revert back to the Company.

c. A summary of the status of the Company's plans and other share options and restricted shares (except for options granted to consultants) granted as of December 31, 2004, 2003 and 2002, and changes during the years ended on those dates, is presented below:

                                              2004                        2003                        2002
                                    --------------------------  --------------------------  -------------------------
                                      Amount       Weighted       Amount       Weighted        Amount      Weighted
                                                    average                     average                    average
                                                   exercise                    exercise                    exercise
                                                     price                       price                       price
                                    ------------                ------------                -------------
                                                  ------------                ------------                 ----------
                                                       $                           $                           $
                                                  ------------                ------------                 ----------
Options outstanding at beginning      9,018,311    $     1.37     5,260,366    $     2.26     4,240,228    $     2.74
  of year
Changes during year:
Granted (1) (2)                       2,248,490    $     1.06     5,264,260    $     0.71     1,634,567    $     0.87
Exercised (3)                          (191,542)
                                       (897,248)   $     1.24      (689,640)   $     0.64      (191,542)   $     1.29
Forfeited                              (514,793)   $     3.77      (816,675)   $     3.51      (422,887)   $     1.92
                                     ----------    ----------    ----------    ----------    ----------    ----------

Options outstanding at end of year    9,854,760    $     1.19     9,018,311    $     1.37     5,260,366    $     2.26
                                     ==========    ==========    ==========    ==========    ==========    ==========

Options exercisable at end of year    6,465,316    $     1.32     5,826,539    $     1.70     4,675,443    $     2.26
                                     ==========    ==========    ==========    ==========    ==========    ==========

     (1) Includes 936,250, 2,035,000 and 481,435 options and restricted shares granted to related parties in 2004, 2003 and 2002, respectively.

     (2) The Company recorded deferred stock compensation for options and restricted shares issued with an exercise price below the fair value of the common stock in the amount of $2,081,457, $4,750 and $0 as of December 31, 2004, 2003 and 2002, respectively. Deferred stock compensation is amortized and recorded as compensation expenses ratably over the vesting period of the option or the restriction period of the restricted shares. The stock compensation expense that has been charged in the consolidated statements of operations in respect of options and restricted shares to employees and directors in 2004, 2003 and 2002, was $831,626, $8,286 and $6,000,
     respectively.

     (3) In June 2002, the employees exercised 100,000 options for which the exercise price was not paid at the exercise date. The Company recorded the owed amount of $73,000 as "Note receivable from stockholders" in the Statement of Changes in Stockholders' Equity. In accordance with EITF 95-16, since the original option grant did not permit the exercise of the options through loans, and due to the Company's history of granting non-recourse loans, this postponement in payments of the exercise price resulted in a variable plan accounting. However, the Company did not record any compensation due to the decrease in the market value of the Company's shares during 2002. During 2002 the note in the amount of $36,500 was forgiven and appropriate compensation was recorded. During 2003 and 2004, the Company recorded compensation expenses and (income) in amounts of $38,500 and ($10,000), respectively, due to increase and decrease in the market value of the Company's shares.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

d. The options and restricted shares outstanding as of December 31, 2004 have been separated into ranges of exercise price, as follows:

                          Total options outstanding                Exercisable options outstanding
              --------------------------------------------------- ----------------------------------
 Range of         Amount          Weighted          Weighted          Amount           Weighted
                                   average
              outstanding at      remaining                       exercisable at
 exercise      December 31,      contractual         average       December 31,         average
  prices           2004             life         exercise price        2004         exercise price
              ----------------                                    ----------------
------------                   ----------------  ----------------                   ----------------
     $                              Years               $                                  $
------------                   ----------------  ----------------                   ----------------

0.01-2.00         8,944,827           6.44              0.87          5,730,382            0.88
2.01-4.00           270,933           3.79              2.46             95,934            2.56
4.01-6.00           594,000           1.97              4.80            594,000            4.80
6.01-8.00            35,000           1.05              7.73             35,000            7.73
8.01                 10,000           2.75              9.06             10,000            9.06
              ---------------- ----------------  ---------------- ----------------  ----------------
                  9,854,760           6.07              1.19          6,465,316            1.32
              ================ ================  ================ ================  ================

Weighted-average fair values and exercise prices of options and restricted shares on dates of grant are as follows:

                             Equals market price              Less than market price
                         -----------------------------     ------------------------------
                           Year ended December 31,            Year ended December 31,
                         -----------------------------     ------------------------------
                          2004       2003      2002         2004      2003        2002
                         --------   --------  --------     -------   --------   ---------
 Weighted average        $1.494      $ 0.950   $ 1.265      $1.672    $  -       $ 0.755
   exercise prices
 Weighted average fair
   value on grant date   $1.002      $ 0.730   $ 0.560      $1.729    $  -       $ 0.250


2. Options issued to consultants:

a. The Company's outstanding options to consultants as of December 31, 2004, are as follows:

                                         2004                         2003                         2002
                              ---------------------------  ---------------------------  ---------------------------
                                 Amount       Weighted        Amount       Weighted        Amount       Weighted
                                               average                      average                      average
                                              exercise                     exercise                     exercise
                                                price                        price                        price
                              ------------                 ------------                 -------------
                                            -------------                -------------                -------------
                                                  $                            $                            $
                                            -------------                -------------                -------------
 Options outstanding at           313,901      $   4.59        245,786      $   5.55         245,786     $   5.55
   beginning of year
 Changes during year:
   Granted                         10,000      $         -      83,115      $   0.99               -     $     -
   Exercised                      (37,615)     $   1.03        (15,000)     $   0.49               -     $     -

   Forfeited or cancelled        (120,000)     $   6.40      -              $         -            -     $     -
                              ------------                 ------------                 -------------

 Options outstanding at
   end of year                    166,286      $   3.80        313,901      $   4.59         245,786     $   5.55
                              ============  =============  ============  =============  ============= =============

 Options exercisable at
   end of year                    166,286      $   3.80        193,901      $   3.46         125,786     $   6.42
                              ============  =============  ============  =============  ============= =============


b. The Company accounted for its options to consultants under the fair value method of SFAS No. 123 and EITF 96-18. The fair value for these options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                    2004              2003             2002
                               ----------------  ---------------  --------------
Dividend yield                          0%               0%                -
Expected volatility                    81%              78%                -
Risk-free interest                    3.4%             2.3%                -
Contractual life of up to          5 years         10 years                -


c. In connection with the grant of stock options to consultants, the Company recorded stock compensation expenses totaling $0, $29,759 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively, and included these amounts in marketing and general and administrative expenses.

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

NOTE 15:-     INCOME TAXES

a. Taxation of U.S. parent company (Arotech) and other U.S. subsidiaries:

As of December 31, 2004, Arotech has operating loss carryforwards for U.S. federal income tax purposes of approximately $23 million, which are available to offset future taxable income, if any, expiring in 2009 through 2024. Utilization of U.S net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loses before utilization.

The Company files consolidated tax returns with its US subsidiaries.

b. Israeli subsidiary (Epsilor):

Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (the "Investments Law"):

Currently, Epsilor is operating under three programs as follows:

1. Program one:

Epsilor's expansion program of its existing enterprise in Dimona was granted the status of an "approved enterprise" under the Investments Law and was entitled to investments grants from the state of Israel in the amount of 24% on property and equipment located at its Dimona plant.

The approved expansion program was in the amount of approximately $350,000. Epsilor effectively operated the program during 1999 and is entitled to the tax benefits available under the Investments Law.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Taxable income derived from the approved enterprise is subject to a reduced tax rate during seven years beginning from the year in which taxable income is first earned (tax exemption for the first two-year period and 25% tax rate for the five remaining years).

Those benefits are limited to 12 years from the year that the enterprise began operations, or 14 years from the year in which the approval was granted, whichever is earlier. Hence, this approved program will expire in 2005.

2. Program two:

Epsilor's expansion program of its existing enterprise in Dimona was granted the status of an "approved enterprise" under the Investments Law and was entitled to investments grants from the State of Israel in the amount of 24% on property and equipment located at its Dimona plant.

The approved expansion program is in the amount of approximately $600,000. Epsilor effectively operated the program during 2002, and is entitled to the tax benefits available under the Investments Law (commencing from 2003).

Taxable income derived from the approved enterprise is subject to a reduced tax rate during seven years beginning from the year in which taxable income is first earned (tax exemption for the first two-year period and 25% tax rate for the five remaining years).

Those benefits are limited to 12 years from the year that the enterprise began operations, or 14 years from the year in which the approval was granted, whichever is earlier. Hence, this approved program will expire in 2009.

3. Program three:

Epsilor's expansion program of its existing enterprise in Dimona was granted the status of an "approved enterprise" under the Investments Law, and is entitled to investments grants from the State of Israel in the amount of 32% on property and equipment located at its Dimona plant.

The approved expansion program is in the amount of approximately $945,000. This program has not yet received final approval.

Taxable income derived from the approved enterprise is subject to a reduced tax rate during seven years beginning from the year in which taxable income is first earned (tax exemption for the first two-year period and 25% tax rate for the five remaining years).

Those benefits are limited to 12 years from the year that the enterprise began operations, or 14 years from the year in which the approval was granted, whichever is earlier.

The main tax benefits available to Epsilor are:

a) Reduced tax rates:

As stated above for each specific program

b) Accelerated depreciation:

Epsilor is entitled to claim accelerated depreciation in respect of machinery and equipment used by the "Approved Enterprise" for the first five years of operation of these assets.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Income from sources other than the "Approved Enterprise" during the benefit period will be subject to tax at the regular corporate tax rate of 35%.

.. If retained tax-exempt profits attributable to the "approved enterprise" are distributed, they would be taxed at the corporate tax rate applicable to such profits as if Epsilor had not elected the alternative system of benefits, currently 25% for an "approved enterprise."

Dividends paid from the profits of an approved enterprise are subject to tax at the rate of 15% in the hands of their recipient.

As of December 31, 2004 approximately $370,000 were derived from tax exempt profits earned by Epsilor's "approved enterprises"; by Israeli law, the Company can distribute only $197,000 of this amount. The Company has determined that such tax exempt income in the amount of $180,000 will not be distributed as dividends.

Tax liability on what can be distributed as dividends from these tax exempt profits and other Epsilor profits in 2004 in the hand of the recipient and on the company level as stated in previous section is $51,000 and accordingly deferred tax liability was recorded as of December 31, 2004.

c. Israeli subsidiary (EFL):

1. Tax benefits under the Investments Law:

A small part of EFL's manufacturing facility has been granted "Approved Enterprise" status under the Investments Law, and was entitled to investment grants from the State of Israel of 38% on property and equipment located in Jerusalem, and 10% on property and equipment located in its plant in Beit Shemesh, and to reduced tax rates on income arising from the "Approved Enterprise," as detailed below.

The period of tax benefits granted by "Approved enterprise" is subject to limits of 12 years from the commencement of production, or 14 years from the approval date, whichever is earlier. The approved program expired in 2004. The benefits were not utilized since the Company had no taxable income, since its incorporation.

d. Other tax information about the Israeli subsidiaries:

1. Measurement of results for tax purposes under the Income Tax Law (Inflationary Adjustments), 1985

Results for tax purposes are measured in real terms of earnings in NIS after certain adjustments for increases in the Consumer Price Index. As explained in
Note 2.b., the financial statements are presented in U.S. dollars. The difference between the annual change in the Israeli consumer price index and in the NIS/dollar exchange rate causes a difference between taxable income and the income before taxes shown in the financial statements. In accordance with paragraph 9(f) of SFAS No. 109, EFL, Epsilor and MDT have not provided deferred income taxes on this difference between the reporting currency and the tax bases of assets and liabilities.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2. Tax benefits under the Law for the Encouragement of Industry (Taxation), 1969:

EFL and Epsilor are "industrial companies," as defined by this law and, as such, are entitled to certain tax benefits, mainly accelerated depreciation, as prescribed by regulations published under the inflationary adjustments law, the right to claim amortization of know-how, patents and certain other intangible property rights as deductions for tax purposes.

3. Tax rates applicable to income from other sources:

Income from sources other than the "Approved Enterprise," is taxed at the regular rate of 35%. See also Note 15.e

4. Tax loss carryforwards:

As of December 31, 2004, EFL has operating and capital loss carryforwards for Israeli tax purposes of approximately $87.0 million, which are available, indefinitely, to offset future taxable income.

e. Reduction in corporate tax rate

In June 2004, the Israeli Parliament approved an amendment to the Income Tax Ordinance (No. 140 and Temporary Provision) (the "Amendment"), which progressively reduces the corporate tax rate from 36% to 35% in 2004 and to a rate of 30% in 2007. The amendment was signed and published in July 2004 and is, therefore, considered enacted in July 2004. As the Company currently has no taxable income, and no deferred taxes were recorded, the amendment does not have an impact on the Company's results of operation or financial position.

f. Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets resulting from tax loss carryforward are as follows:
                                                              December 31,
                                                    ------------    ------------
                                                       2004            2003
                                                    ------------    ------------

Operating loss carryforward                        $ 32,532,998    $ 33,958,434
Reserve and allowance                                 1,328,479         843,453
                                                   ------------    ------------

Net deferred tax asset before valuation allowance    33,861,477      34,801,887
Valuation allowance                                 (33,725,995)    (34,801,887)
                                                   ------------    ------------

Total deferred tax asset                           $    135,482    $         --
                                                   ============    ============
Deferred tax liability                             $     51,366    $         --
                                                   ============    ============

The Company and its subsidiaries provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that it is more likely than not that the deferred tax assets related to the loss carryforwards and other temporary differences will not be realized. The change in the valuation allowance as of December 31, 2004 was $1,075,892

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

g. Loss from continuing operations before taxes on income and minorities interests in loss (earnings) of a subsidiary:

                                                         Year ended December 31
                                     ---------------------------------------------------------------
                                            2004                 2003*                 2002**
                                     -------------------   -------------------   -------------------
         Domestic                     $     8,006,205       $     7,411,121       $     5,250,633
         Foreign                              405,305             1,697,617            13,253,725
                                     -------------------   -------------------   -------------------
                                      $     8,411,510       $     9,108,738        $   18,504,358
                                     ===================   ===================   ===================

-------------------------
             *   Restated (see Note 1.b.).
             ** Includes loss from discontinued operations and minority interest in loss (earnings) of a subsidiary


h. Taxes on income were comprised of the following:

                                            Year ended December 31
                            ----------------------------------------------------
                                 2004               2003              2002
                            ---------------    ---------------   ---------------

Current state and local
  taxes                     $       539,674    $        44,102   $            --
Deferred taxes                      (37,857)                --                --
Taxes in respect of prior
  years                              84,292            352,091                --
                            ---------------    ---------------   ---------------
                            $       586,109    $       396,193   $            --
                            ===============    ===============   ===============

Domestic                    $       163,087    $        33,020   $            --
Foreign                             423,022            363,173                --
                            ---------------    ---------------   ---------------

                            $       586,109    $       396,193   $            --
                            ===============    ===============   ===============

i. The cumulative amount of undistributed earnings of foreign subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $180,000 and $0 on December 31, 2004 and 2003 respectively.

j. A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the Statement of Operations is as follows:

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                   Year ended December 31,
                                                       -------------------------------------------
                                                           2004            2003*           2002
                                                       -----------     -----------     -----------
Loss from continuing operations before taxes, as       $(8,411,510)    $(9,108,738)    $(4,582,792)
  reported in the consolidated statements of income
                                                       ===========     ===========     ===========
Statutory tax rate                                              34%             34%             34%
                                                       ===========     ===========     ===========
Theoretical income tax on the above amount at the      $(2,859,914)    $(3,096,971)    $(1,558,149)
  U.S. statutory tax rate
Deferred taxes on losses for which valuation
  allowance was provided                                   556,692       1,146,754       1,558,149
Non-deductible expenses                                  1,629,874       1,873,129              --
State taxes                                                168,081          33,020              --
Accrual for deferred taxes on undistributed earnings        49,416              --              --
Foreign income in tax rates other then U.S rate
                                                           919,895          86,954              --
Taxes in respect of prior years                             84,292         352,091              --
Others                                                      37,773           1,216              --
                                                       -----------     -----------     -----------

Actual tax expense                                     $   586,109     $   396,193     $        --
                                                       ===========     ===========     ===========

-----------------------
    * Restated (see Note 1.b.).


NOTE 16:-     SELECTED STATEMENTS OF OPERATIONS DATA

Financial income (expenses), net:

                                                                Year ended December 31,
                                                      ------------------------------------------
                                                          2004            2003*          2002
                                                      -----------     -----------    -----------
Financial expenses:
Interest, bank charges and fees                       $  (622,638)    $  (355,111)   $   (89,271)
Amortization of compensation related to warrants
issued to the holders of convertible debentures and
beneficial conversion feature                          (4,142,109)     (3,928,237)            --
Bonds premium amortization                               (202,467)             --             --
Foreign currency translation differences                  (71,891)        115,538         15,202
                                                      -----------     -----------    -----------

                                                       (5,039,105)     (4,167,810)       (74,069)
                                                      -----------     -----------    -----------
Financial income:
   Interest                                               443,182         129,101        174,520
   Realized gain from marketable securities sale           40,119              --             --
   Financial income in connection with warrants
   granted (note 14.f.4)                                  326,839              --             --
                                                      -----------     -----------    -----------

Total                                                 $(4,228,965)    $(4,038,709)   $   100,451
                                                      ===========     ===========    ===========

----------
*  Restated (see Note 1.b.).

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 17:-         RELATED PARTY DISCLOSURES

                                                                            Year ended December 31,
                                                           ----------------------------------------------------------
                                                                 2004                2003                 2002
                                                           -----------------   -----------------    -----------------
Transactions:
Reimbursement of general and administrative expenses              -                   -              $     36,000
                                                           =================   =================    =================
Financial income (expenses), net from notes receivable
  and loan holders                                          $     18,251              -              $     (7,309)
                                                           =================   =================    =================

NOTE 18:-         SEGMENT INFORMATION

a. General:

The Company and its subsidiaries operate primarily in three business segments (see Note 1.a. for a brief description of the Company's business) and follow the requirements of SFAS No. 131.

Prior to its purchase of FAAC, Epsilor and AoA, the Company had managed its business in two reportable segments organized on the basis of differences in its related products and services. With the acquisition of FAAC and Epsilor early in 2004 and AoA in August of 2004, the Company reorganized into three segments:
Simulation and Security; Armor; and Battery and Power Systems. As a result the Company restated information previously reported in order to comply with new segment reporting.

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

b. The following is information about reported segment gains, losses and assets:

                                               Simulation          Armor           Battery and      All Others(4)          Total
                                              and Security                        Power Systems
                                             -------------    ---------------    ---------------    ---------------    -------------
2004
Revenues from outside customers               $21,464,406      $ 17,988,687       $ 10,500,753       $          -       $49,953,846
Depreciation expenses and amortization (1)     (1,983,822)       (1,755,847)        (1,132,953)          (135,613)       (5,008,235)
Direct expenses (2)                           (17,910,967)      (16,444,476)        (9,974,544)        (5,431,627)      (49,761,614)
                                             -------------    ---------------    ---------------    ---------------    -------------
Segment net income (loss)                     $ 1,569,617      $   (211,636)      $   (606,744)      $ (5,567,240)       (4,816,003)
                                             =============    ===============    ===============    ===============
Financial expenses (after deduction of
minority interest)                                                                                                       (4,226,310)

Net loss from continuing operations                                                                                     $(9,042,313)
                                                                                                                       =============
Segment assets (3)                            $ 1,872,943      $  5,819,266       $  3,455,188       $    730,595       $11,877,992
                                             =============    ===============    ===============    ===============    =============

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                               Simulation          Armor           Battery and      All Others(4)          Total
                                              and Security                        Power Systems
                                             -------------    ---------------    ---------------    ---------------    -------------
2004
2003*
Revenues from outside customers               $ 8,022,026      $  3,435,716       $  5,868,899       $          -       $17,326,641
Depreciation expenses and amortization           (757,997)         (169,668)          (527,775)          (139,630)       (1,595,070)
Direct expenses (2)                            (7,308,649)       (3,584,284)        (5,945,948)        (4,200,770)      (21,039,651)
                                             -------------    ---------------    ---------------    ---------------    -------------
Segment net income (loss)                     $   (44,620)     $   (318,236)      $   (604,824)      $ (4,340,400)       (5,308,080)
                                             =============    ===============    ===============    ===============
Financial expenses (after deduction of                                                                                   (4,039,951)
minority interest)
                                                                                                                       -------------
Net loss from continuing operations                                                                                     $(9,348,031)
                                                                                                                       =============
Segment assets (3)                            $   898,271      $    730,291       $  2,128,062       $    450,864       $ 4,207,488
                                             =============    ===============    ===============    ===============    =============

2002
Revenues from outside customers               $ 1,980,061      $  2,744,382       $  1,682,296       $          -       $ 6,406,739
Depreciation expenses and amortization (1)       (569,832)         (106,921)          (252,514)          (194,014)       (1,123,281)
Direct expenses (1)                            (2,037,775)       (2,315,995)        (3,062,548)        (2,905,743)      (10,322,061)
                                             -------------    ---------------    ---------------    ---------------    -------------
Segment net income (loss)                     $  (627,546)     $    321,466       $ (1,632,766)      $ (3,099,757)       (5,038,603)
                                             =============    ===============    ===============    ===============
Financial income (after deduction of                                                                                        100,451
minority interest)
                                                                                                                       -------------
Net income from continuing operations                                                                                   $(4,938,152)
                                                                                                                       =============
Segment assets (3)                            $   655,143      $  1,028,682       $  2,007,291       $    575,612       $ 4,266,728

                                             =============    ===============    ===============    ===============    =============

-----------------------------
*  Restated (see Note 1.b.).
(1) Including property and equipment depreciation, intangible assets amortization and amortization of adjustment of one of the Company's subsidiaries' inventory to market values as of the purchase date. (2) Including sales and marketing, general and administrative expenses.

(3) Including property and equipment and inventory. (4) Including unallocated costs.

c. Summary information about geographic areas:

The following presents total revenues according to end customers location for the years ended December 31, 2004, 2003 and 2002, and long-lived assets as of December 31, 2004, 2003 and 2002:

                               2004                            2003                            2002
                   ------------------------------  ------------------------------  ------------------------------
                       Total        Long-lived         Total        Long-lived         Total        Long-lived
                     revenues         assets         revenues         assets         revenues         assets
                   --------------  --------------  --------------  --------------  -------------- ---------------
                                                           U.S. dollars
                   ----------------------------------------------------------------------------------------------
U.S.A.             $40,656,729     $ 45,154,086    $10,099,652     $  6,778,050    $  2,787,250   $  6,710,367
Germany                319,110              -        2,836,725              -             38,160              -
England                344,261              -           29,095              -             47,696              -
Thailand                     -              -           95,434              -            291,200              -
India                3,061,705              -                -              -                  -              -
Israel               4,212,408      13,560,822       3,576,139      2,954,441          2,799,365      3,367,320
Other                1,359,633              -          689,596              -            443,068              -
                   --------------  --------------  --------------  --------------  -------------- ---------------
                    $49,953,846     $ 58,714,908    $17,326,641     $  9,732,491    $  6,406,739   $ 10,077,687
                   ==============  ==============  ==============  ==============  ============== ===============

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


d. Revenues from major customers:

                                                            Year ended December 31,
                                              ----------------------------------------------------
                                                  2004               2003               2002
                                                                       %
                                              -------------- --- -------------- --- --------------
     Batteries and power systems:
              Customer A                              8%                27%                 8%
     Armor:
              Customer B                              4%                17%                43%
              Customer C                             24%                 -                  -
     Simulation and security:
              Customer D                             13%                 -                  -
              Customer E                              1%                16%                 -


e. Revenues from major products:

                                                            Year ended December 31,
                                              ----------------------------------------------------
                                                  2004               2003               2002
                                              --------------     --------------     --------------

     Electric - vehicle                        $   232,394        $    408,161       $   460,562
     Water activated batteries                     921,533             703,084           647,896
     Military batteries                          9,324,247           4,757,116           573,839
     Car armoring                               17,988,686           3,435,715         2,744,382
     Simulators                                 21,414,968           7,961,302         1,980,060
     Other                                          72,018              61,263                 -
                                              --------------     --------------     --------------
     Total                                     $49,953,846        $ 17,326,641       $ 6,406,739
                                              ==============     ==============     ==============

                          SUPPLEMENTARY FINANCIAL DATA

 Quarterly Financial Data (unaudited) for the two years ended December 31, 2004


                                                                       Quarter Ended*
                                            --------------------------------------------------------------------
                    2004                        March 31         June 30        September 30     December 31
        ------------------------------      --------------------------------------------------------------------
Net revenue................................. $    7,182,254   $    9,928,248   $   16,272,521   $   16,570,823
Gross profit................................ $    2,625,034   $    3,353,501   $    4,723,573   $    5,240,644
Net profit (loss) from continuing operations $   (2,517,889)  $   (4,396,123)  $    1,126,845   $   (3,255,146)
Net loss from discontinued operations....... $            -   $            -   $            -   $            -
Net profit (loss) for the period............ $   (2,517,889)  $   (4,396,123)  $    1,126,845   $   (3,255,146)
Deemed dividend to certain stockholders of
common stock                                 $   (1,163,000)  $        -       $   (2,165,952)  $        -
Net loss attributable to common stockholders $   (3,680,889)  $    (4,396,123) $   (1,039,107)  $   (3,255,146)
Net profit (loss) per share - basic and
diluted..................................... $       (0.06)   $       (0.07)   $       (0.01)   $       (0.04)
Shares used in per share calculation........     59,406,466       64,499,090       76,744,251       79,075,181


                                                                       Quarter Ended
                                            --------------------------------------------------------------------
                    2003*                       March 31         June 30        September 30     December 31
        ------------------------------      --------------------------------------------------------------------
Net revenue................................. $    4,033,453   $    3,493,135   $    5,705,898   $    4,094,155
Gross profit................................ $    1,399,734   $    1,013,965   $    2,453,575   $    1,371,527
Net loss from continuing operations......... $   (1,291,122)  $   (2,788,348)  $      218,606   $   (5,487,167)
Net income (loss) from discontinued
operations.................................. $      (95,962)  $      179,127   $       (2,285)  $       29,529
Net income (loss) for the period............ $   (1,387,083)  $   (2,609,221)  $      216,321   $   (5,457,638)
Deemed dividend to certain stockholders of
common stock................................ $        -       $      (172,350) $       (94,676) $      (82,974)
Net income (loss) attributable to common
stockholders................................ $   (1,387,083)  $   (2,781,571)  $       121,645  $    (5,540,612)
Net loss per share - basic and diluted...... $       (0.04)   $       (0.08)   $          0.00  $       (0.13)
Shares used in per share calculation........     34,758,960       36,209,872        40,371,940       43,604,830

-----------------------
   * Restated (see Note 1.b. of Notes to Consolidated Financial Statements).

                          FINANCIAL STATEMENT SCHEDULE

                      Arotech Corporation and Subsidiaries

                 Schedule II - Valuation and Qualifying Accounts

              For the Years Ended December 31, 2004, 2003 and 2002

                                                  Additions
                                                 Balance at       charged to      Balance at
                                                 beginning        costs and         end of
  Description                                    of period         expenses         period
---------------------------------------------  ---------------  --------------- ----------------
Year ended December 31, 2004
  Allowance for doubtful accounts...........    $      61,282    $      (5,888)  $       55,394

  Allowance for slow moving inventory                  96,350           121,322         217,672
  Valuation allowance for deferred taxes....       34,801,887       (1,075,892)      33,725,995
                                               ---------------  --------------- ----------------
  Totals....................................    $  34,959,519    $    (960,458)  $   33,999,061
                                               ===============  =============== ================
Year ended December 31, 2003
  Allowance for doubtful accounts...........    $      40,636    $      20,646   $       61,282

  Allowance for slow moving inventory                       -           96,350           96,350
  Valuation allowance for deferred taxes....       29,560,322        5,241,565       34,801,887
                                               ---------------  --------------- ----------------
  Totals....................................    $  29,600,958    $   5,358,561   $   34,959,519
                                               ===============  =============== ================
Year ended December 31, 2002
  Allowance for doubtful accounts...........    $      39,153    $       1,483   $       40,636
  Valuation allowance for deferred taxes....       12,640,103       16,920,219       29,560,322
                                               ---------------  --------------- ----------------
  Totals....................................    $  12,679,256    $  16,921,702   $   29,600,958
                                               ===============  =============== ================


                                  EXHIBIT INDEX

    Exhibit
    Number                                            Description
    ------                                            -----------
   4.1......Specimen certificate for shares of common stock, $.01 par value
   10.91....Consulting Agreement, effective as of January 1, 2005, between us and Sampen Corporation
   21.1.....List of Subsidiaries of the Registrant
   23.1.....Consent of Kost, Forer, Gabbay & Kassierer, a member of Ernst & Young Global
   23.2.....Consent of Stark Winter Schenkein & Co., LLP
   31.1.....Certification of Chief Executive  Officer pursuant to Section 302 of the  Sarbanes-Oxley  Act of
            2002
   31.2.....Certification of Chief Financial  Officer pursuant to Section 302 of the  Sarbanes-Oxley  Act of
            2002
   32.1.....Written Statement of Chief Executive Officer pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002
   32.2.....Written Statement of Chief Financial Officer pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002
