Form 10-K/A
period 2004-12-31
AROTECH CORP
filed 2005-05-02
CIK 916529

================================================================================
                                                   -----------------------------
                                                           OMB APPROVAL
                                                   -----------------------------
                                                   OMB Number:         3235-0063
                                                   Expires:    November 30, 2006
                                                   Estimated average burden
                                                   hours per response...1,647.00
                                                   -----------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.
                               -----------------

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.


                       Commission File Number:   0-23336
                                                 -------

                            AROTECH CORPORATION
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                 Delaware                                                    95-4302784
--------------------------------------------------------------------------      -----------------------------------
      (State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

                    354 Industry Drive, Auburn, Alabama                                         36830
--------------------------------------------------------------------------      -----------------------------------
                 (Address of principal executive offices)                                    (Zip Code)

                                 (334) 502-9001
      --------------------------------------------------------------------
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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes                                |X| No |_|

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $128,605,410 (based on the last sale price of such stock on such date as reported by The Nasdaq National Market and assuming, for the purpose of this calculation only, that all of the registrant's directors and executive officers are affiliates).

(Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the
latest practicable date:                                80,103,668 as of 3/31/05

Documents incorporated by reference:                                       None

================================================================================

            Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

                                EXPLANATORY NOTE

      Arotech Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005. This amendment reports the following changes resulting from Arotech's and Arotech's Independent Registered Public Accounting Firm's completed analysis of internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002:

            >>    Replaces Item 9A, "Controls and Procedures";

            >> Adds the report on internal control over financial reporting from Kost, Forer, Gabbay & Kassierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm;

            >> Provides an additional Consent of Kost, Forer, Gabbay & Kassierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm; and

            >> Replaces the Section 302 certifications from the Chairman, President and Chief Executive Officer and the Vice President - Finance and Chief Financial Officer.

      This amendment does not reflect the restatement of any previously reported financial statements, results of operations or any other related financial disclosures.

                                     PART II

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      As of December 31, 2004, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our periodic reports that we file with the SEC. These disclosure controls and procedures are intended to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objective of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.

      Based on their evaluation as of December 31, 2004, except as otherwise described herein and below, our principal executive officer and principal financial officer were able to conclude that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management's Report on Internal Control Over Financial Reporting

      Our management, including our principal executive and financial officers, is responsible for establishing and maintaining adequate internal control over our financial reporting. Our management has evaluated the effectiveness of our internal controls, pursuant to the requirements of Sarbanes-Oxley Section 404, as of the end of the period covered by this Annual Report on Form 10-K for December 31, 2004. In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control - Integrated Framework. In accordance with the rules of the SEC, we did not assess the internal control over financial reporting of Armour of America, Incorporated, which we acquired in August 2004, financial statements of which reflect total assets of 4% of our consolidated assets as of December 31, 2004, and total revenues of 5% of our consolidated revenues for the year then ended. In our Annual Report on Form 10-K for the year ending December 31, 2005, we will be required to provide an assessment of our compliance that takes into account an assessment of Armour of America, Incorporated and all of our other currently existing subsidiaries as of December 31, 2005.

      For the reasons described below, we have concluded that there were material weaknesses in our internal controls at December 31, 2004. We note in this connection that our Independent Registered Public Accounting Firm audited, in accordance with the standards of the Public Company Accounting Oversight
Board (United States), our consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, and their report dated March 24, 2005 expressed an unqualified opinion with respect thereto.

      On November 22, 2004, the Audit Committee of our Board of Directors, on the recommendation of our management and after discussion with our Independent Registered Public Accounting Firm, made an internal determination and concluded that our Annual Report on Form 10-K for the year ended December 31, 2003, including the financial statements that our Independent Registered Public Accounting Firm had previously audited that are contained therein, contained certain errors related to the re-pricing of warrants and grant of additional warrants to certain of our investors and others and the amortization of debt discount arising from the allocation of the debt discount between the convertible debentures and their detachable warrants. The net effect of these errors, which generally related to the timing and characterization of certain non-cash expenses, was (i) to increase our net loss attributable to common stockholders for 2003 by approximately $579,000 and to decrease our net loss for the first half of 2004 by approximately $608,000, and (ii) to decrease our net loss attributable to common stockholders for the nine and three months ended September 30, 2004 by approximately $1,583,778 and $976,129, respectively. The Audit Committee of our Board of Directors therefore concluded to restate certain previously issued financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003. The decision to restate these financial statements was made by our Audit Committee, upon the recommendation of our management and with the concurrence of our Independent Registered Public Accounting Firm.

      As a result of the restatement referred to in the preceding paragraph, we have identified material weaknesses for inadequate controls related to the financial statement close process, convertible debentures and share capital processes as it applies to non-routine and highly complex financial transactions. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No.
2), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses arise from insufficient staff with technical accounting expertise to independently apply our accounting policies, as they relate to non-routine and highly complex transactions, in accordance with U.S. generally accepted accounting principles. Management has identified that due to the reasons described above, we did not consistently follow established internal control over financial reporting procedures related to the analysis, documentation and review of selection of the appropriate accounting treatment for non-routine and highly complex transactions. Because of these material weaknesses, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria in Internal Control-Integrated Framework.

      The foregoing management assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by Kost, Forer, Gabbay and Kassierer, a member of Ernst & Young Global, the registered public accounting firm that audited the financial statements included in our annual report, as stated in their report which is included below.

Management's Response to the Material Weaknesses

      In response to the material weaknesses described above, we have undertaken to take the following initiatives with respect to our internal controls and procedures that we believe are reasonably likely to improve and materially affect our internal control over financial reporting. We anticipate that remediation will be continuing throughout fiscal 2005, during which we expect to continue pursuing appropriate corrective actions, including the following:

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

[LOGO] ERNST & YOUNG                                        Phone: 972-3-6232525
                                                            Fax:   972-3-5622555


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                             To the Stockholders of

                               AROTECH CORPORATION

We have audited management's assessment, included in the accompanying "Report of Management on Internal Control Over Financial Reporting," that Arotech Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses in internal controls related to the financial statement close process, the convertible debentures and share capital processes as it applies to non-routine and highly complex financial transactions, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Arotech Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment. Management identified material weaknesses for inadequate controls related to the financial statement close process, convertible debentures and share capital processes as it applies to non-routine and highly complex financial transactions. The material weaknesses arise from insufficient staff with technical accounting expertise to independently apply the Company's accounting policies, as they relate to non-routine and highly complex transactions, in accordance with U.S. generally accepted accounting principles ("GAAP"). Management has identified that due to the reasons described above, the Company did not consistently follow established internal control over financial reporting procedures related to the analysis, documentation and review of selection of the appropriate accounting treatment for non-routine and highly complex transactions. These material weaknesses resulted in a restatement of the 2003 consolidated financial statements and quarterly unaudited consolidated financial statements for each of the quarters through September 30, 2004 and related to the errors in the appropriate accounting treatment to be applied to
(i) re-pricing of warrants and grant of additional warrants to certain investors and others, and (ii) amortization of debt discount arising from the allocation of the debt discount between the convertible debentures and their detachable warrants. The net effect of these errors, which generally related to the timing and characterization of certain non-cash expenses, was (i) to increase net loss attributable to common stockholders for 2003 by approximately $579,000 and to decrease net loss for the first half of 2004 by approximately $608,000, and (ii) to decrease net loss attributable to common stockholders for the nine and three months ended September 30, 2004 by approximately $1,583,778 and $976,129, respectively. The above material weaknesses resulted in the material misstatement of amount of convertible debentures, finance expenses related to convertible debentures and stockholders' equity.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2004 consolidated financial statements, and this report does not affect our report dated March 24, 2005 on those consolidated financial statements.

As indicated in the accompanying "Report of Management on Internal Control Over Financial Reporting," management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Armour of America Inc., a wholly-owned subsidiary whose total assets and total revenues represent 4% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004, which was acquired by the Company in a purchase business combination during 2004. Our audit of internal control over financial reporting of Arotech Corporation also did not include an evaluation of the internal control over financial reporting of Armour of America Inc.

In our opinion, management's assessment that Arotech Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Arotech Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.



Tel-Aviv, Israel                                 KOST, FORER, GABBAY & KASIERER
April 21, 2005                                  A Member of Ernst & Young Global

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this amended report:

      (3) Exhibits - The following Exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

      Exhibit No.                              Description
      -----------                              -----------

      *23.1.......Consent of Kost, Forer, Gabbay & Kassierer, a member of  Ernst
                  & Young Global

      *31.1.......Certification  of  Principal  Executive  Officer  pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002

      *31.2.......Certification  of  Principal  Financial  Officer  pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002

---------------------------
      *Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2005.

                                            AROTECH CORPORATION


                                             By:   /s/  Robert S. Ehrlich
                                                --------------------------------
                                                Name:   Robert S. Ehrlich
                                                Title:  Chairman, President and
                                                        Chief Executive Officer

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

            Signature                                      Title                                   Date
            ---------                                      -----                                   ----
     /s/ Robert S. Ehrlich                Chairman, President, Chief Executive Officer
-------------------------------------                     and Director
         Robert S. Ehrlich                         (Principal Executive Officer)                May 2, 2005

     /s/ Avihai Shen
-------------------------------------             Vice President - Finance                      May 2, 2005
         Avihai Shen                            (Principal Financial Officer)

     /s/ Danny Waldner
-------------------------------------                    Controller                             May 2, 2005
         Danny Waldner                         (Principal Accounting Officer)

     /s/ Steven Esses
-------------------------------------      Executive Vice President, Chief Operating            May 2, 2005
         Steven Esses                                Officer and Director


-------------------------------------                       Director                            May __, 2005
         Dr. Jay M. Eastman

     /s/ Lawrence M. Miller
-------------------------------------                       Director                            May 2, 2005
         Lawrence M. Miller

     /s/ Jack E. Rosenfeld
-------------------------------------                       Director                            May 2, 2005
         Jack E. Rosenfeld


-------------------------------------                       Director                            May __, 2005
         Bert W. Wasserman

/s/ Edward J. Borey
-------------------------------------                       Director                            May 2, 2005
         Edward J. Borey

                                  EXHIBIT INDEX

     Exhibit
      Number                                            Description
     -------                                            -----------

      23.1 ......Consent of Kost, Forer, Gabbay & Kassierer,  a member of Ernst
                 & Young Global


      31.1 ......Certification  of Chief Executive  Officer pursuant to Section
                 302 of the Sarbanes-Oxley Act of 2002


      31.2 ......Certification  of Chief Financial  Officer pursuant to Section
                 302 of the Sarbanes-Oxley Act of 2002