Form 10-Q
period 2005-03-31
AROTECH CORP
filed 2005-05-16
CIK 916529

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2005.

                         Commission file number: 0-23336
                                                 -------

                               AROTECH CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                              95-4302784
--------------------------------------    --------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

        354 Industry Drive, Auburn, Alabama                    36830
--------------------------------------------------     -------------------------
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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).                       Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

 The number of shares outstanding of the issuer's common stock as of April 30,
                              2005 was 80,105,018.

================================================================================

                               AROTECH CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Interim Consolidated Financial Statements (Unaudited):
     Consolidated Balance Sheets at March 31, 2005 and December 31, 2004............................     3
     Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004.......     5
     Consolidated Statements of Changes in Stockholders' Equity during the Three-Month Period Ended
         March 31, 2005.............................................................................     6
     Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004.......     7
     Note to the Interim Consolidated Financial Statements..........................................    11

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.    17

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk............................    38

     Item 4 - Controls and Procedures...............................................................    39

PART II - OTHER INFORMATION

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds...........................    41

     Item 6 - Exhibits..............................................................................    41

SIGNATURES..........................................................................................    42

                               AROTECH CORPORATION
--------------------------------------------------------------------------------

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           CONSOLIDATED BALANCE SHEETS
                                 (U.S. Dollars)

--------------------------------------------------------------------------------

                                                                               March 31, 2005  December 31, 2004
                                                                                -----------       -----------
                                   ASSETS                                       (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents ...............................................   $ 2,672,140       $ 6,734,512
    Restricted collateral deposits and restricted held to maturity securities     7,028,142         6,962,110
    Available-for-sale marketable securities ................................       135,147           135,568
    Trade  receivables  (net of  allowance  for  doubtful  accounts in the amount of $53,838 and $55,394 as of March 31, 2005 and  December 31,
      2004, respectively) ...................................................     6,419,665         8,266,880
    Unbilled receivables ....................................................     3,230,552         2,881,468
    Other accounts receivable and prepaid expenses ..........................     1,426,548         1,339,393
    Inventories .............................................................     8,846,081         7,277,301
                                                                                -----------       -----------

              Total current assets ..........................................    29,758,275        33,597,232
                                                                                -----------       -----------

SEVERANCE PAY FUND ..........................................................     2,022,289         1,980,047

RESTRICTED SECURITIES AND DEPOSITS ..........................................     4,000,000         4,000,000

PROPERTY AND EQUIPMENT, NET .................................................     4,491,995         4,600,691

OTHER INTANGIBLE ASSETS, NET ................................................    13,617,569        14,368,701

GOODWILL ....................................................................    39,669,212        39,745,516
                                                                                -----------       -----------

                                                                                $93,559,340       $98,292,187
                                                                                ===========       ===========

               The accompanying notes are an integral part of the
                       Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                        (U.S. Dollars, except share data)

--------------------------------------------------------------------------------

                                                                                                March 31, 2005   December 31, 2004
                                                                                                 -------------    -------------
                                                                                                 (Unaudited)
         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade payables ..........................................................................   $   4,023,471    $   6,177,546
     Other accounts payable and accrued expenses .............................................       5,057,280        5,818,188
     Current portion of promissory notes due to purchase of subsidiaries .....................      13,510,325       13,585,325
     Short-term bank loans and current portion of long-term loans ............................          68,851          181,352
     Deferred revenues .......................................................................         715,920          618,229
                                                                                                 -------------    -------------

Total current liabilities ....................................................................      23,375,847       26,380,640

LONG TERM LIABILITIES
     Accrued severance pay ...................................................................       3,543,312        3,422,951
     Convertible debenture ...................................................................       2,147,346        1,754,803
     Deferred revenues .......................................................................         141,790          163,781
     Long-term note ..........................................................................          10,319           20,891
     Long-term portion of promissory note due to purchase of subsidiaries ....................         982,738          980,296
                                                                                                 -------------    -------------

Total long-term liabilities ..................................................................       6,825,505        6,342,722

MINORITY INTEREST ............................................................................         128,658           95,842

SHAREHOLDERS' EQUITY:
     Share capital -
     Common stock - $0.01 par value each;
       Authorized: 250,000,000 shares as of March 31, 2005 and December 31,
         2004; Issued: 80,659,002 shares as of March 31, 2005 and 80,637,002 shares as of December 31, 2004; Outstanding - 80,103,669 shares as
         of March 31, 2005 and 80,081,669 shares as of December 31, 2004 .....................         806,590          806,370
     Preferred shares - $0.01 par value each;
       Authorized: 1,000,000 shares as of March 31, 2005 and December 31,
         2004; No shares issued and outstanding as of March 31, 2005 and
         December 31, 2004 ...................................................................              --               --
     Additional paid-in capital ..............................................................     189,276,362      189,266,103
     Accumulated deficit .....................................................................    (121,410,053)    (118,953,553)
     Deferred stock compensation .............................................................      (1,025,556)      (1,258,295)
     Treasury stock, at cost (common stock - 555,333 shares as of March 31,
       2005 and December 31, 2004) ...........................................................      (3,537,106)      (3,537,106)
     Notes receivable from stockholders ......................................................      (1,229,850)      (1,222,871)
     Accumulated other comprehensive income ..................................................         348,943          372,335
                                                                                                 -------------    -------------

Total shareholders' equity ...................................................................      63,229,330       65,472,983
                                                                                                 -------------    -------------

                                                                                                 $  93,559,340    $  98,292,187
                                                                                                 =============    =============

               The accompanying notes are an integral part of the
                       Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        (U.S. Dollars, except share data)

--------------------------------------------------------------------------------

                                                                         Three months ended March 31,
                                                                         ----------------------------
                                                                             2005            2004
                                                                         ------------    ------------
Revenues .............................................................   $ 10,387,445    $  7,182,254

Cost of revenues .....................................................      6,371,874       4,557,220
                                                                         ------------    ------------

Gross profit .........................................................      4,015,571       2,625,034

Operating expenses:
     Research and development ........................................        414,678         463,506
     Selling and marketing ...........................................      1,158,820       1,021,084
     General and administrative ......................................      3,356,412       2,088,136
     Amortization of intangible assets ...............................        823,088         496,013
                                                                         ------------    ------------
Total operating costs and expenses ...................................      5,752,998       4,068,739
                                                                         ------------    ------------

Operating loss .......................................................     (1,737,427)     (1,443,705)
Financial expenses, net ..............................................       (468,855)     (1,078,545)
                                                                         ------------    ------------

Loss before income taxes .............................................     (2,206,282)     (2,522,250)
Income tax income (expenses), net ....................................       (217,264)          4,907
                                                                         ------------    ------------
Loss before minority interest in earnings of a subsidiary and income .     (2,423,546)     (2,517,343)
   tax expenses
Minority interest in earnings of a subsidiary ........................        (32,954)           (546)
                                                                         ------------    ------------
Net loss .............................................................     (2,456,500)     (2,517,889)
Deemed dividend to certain stockholders of common stock ..............             --      (1,163,000)
                                                                         ------------    ------------
Net loss attributable to common stockholders .........................   $ (2,456,500)   $ (3,680,889)
                                                                         ============    ============

Basic and diluted net loss per share from continuing operations ......   $      (0.03)   $      (0.04)
                                                                         ============    ============
Basic and diluted net loss per share .................................   $      (0.03)   $      (0.06)
                                                                         ============    ============

Weighted average number of shares used in computing basic net loss per
  share ..............................................................     80,102,089      59,406,466
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

                               AROTECH CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (U.S. Dollars, except share data)
--------------------------------------------------------------------------------


                                          Common Stock            Additional       Deferred
                                 ---------------------------       paid-in         stock            Accumulated       Treasury
                                     Shares          Amount        capital        compensation        deficit          stock
                                 -------------   -------------   -------------    -------------    -------------    -------------
BALANCE AT JANUARY 1, 2005 - .      80,637,002   $     806,370   $ 189,266,103    $  (1,258,295)   $(118,953,553)   $  (3,537,106)
  NOTE 1
CHANGES DURING THE THREE-MONTH
  PERIOD ENDED MARCH 31, 2005
   Compensation related to
     non-recourse loan granted
     to shareholder ..........              --              --         (11,500)              --               --               --
   Issuance of shares to
     employees ...............          10,000             100            (100)              --               --               --
   Exercise of options by
     employees ...............          12,000             120          14,880               --               --               --
   Amortization of deferred
     stock compensation ......              --              --              --          232,739               --               --
   Interest accrued on notes
     receivable from
     shareholders ............              --              --           6,979               --               --               --
   Other comprehensive loss -
     foreign currency
     translation adjustment ..              --              --              --               --               --               --
   Other comprehensive loss -
     unrealized gain on
     available for sale
     marketable securities ...              --              --              --               --               --               --

  Net loss ...................              --              --              --               --       (2,456,500)              --
                                 -------------   -------------   -------------    -------------    -------------    -------------
  Total comprehensive loss ...              --              --              --               --               --               --

BALANCE AT MARCH 31, 2005 -
  UNAUDITED                         80,659,002   $     806,590   $ 189,276,362    $  (1,025,556)   $(121,410,053)   $  (3,537,106)
                                 =============   =============    =============    =============    =============    =============
                                     Notes       Accumulated
                                   receivable       other             Total
                                     from         comprehensive    comprehensive
                                   shareholders   income (loss)         loss            Total
                                  -------------    -------------    -------------    -------------
BALANCE AT JANUARY 1, 2005 - .    $  (1,222,871)   $     372,335    $          --    $  65,472,983
  NOTE 1
CHANGES DURING THE THREE-MONTH
  PERIOD ENDED MARCH 31, 2005
   Compensation related to
     non-recourse loan granted
     to shareholder ..........               --               --               --          (11,500)
   Issuance of shares to
     employees ...............               --               --               --               --
   Exercise of options by
     employees ...............               --               --               --           15,000
   Amortization of deferred
     stock compensation ......               --               --               --          232,739
   Interest accrued on notes
     receivable from
     shareholders ............           (6,979)              --               --               --
   Other comprehensive loss -
     foreign currency
     translation adjustment ..               --          (24,619)         (24,619)         (24,619)
   Other comprehensive loss -
     unrealized gain on
     available for sale
     marketable securities ...               --            1,227            1,227            1,227

  Net loss ...................               --               --       (2,456,500)      (2,456,500)
                                  -------------    -------------    -------------    -------------
  Total comprehensive loss ...               --               --    $  (2,479,892)              --
                                                                    =============
BALANCE AT MARCH 31, 2005 -
  UNAUDITED                       $  (1,229,850)   $     348,943                     $  63,229,330
                                   =============    =============                    =============

               The accompanying notes are an integral part of the
                       Consolidated Financial Statements.

                               AROTECH CORPORATION
         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)

--------------------------------------------------------------------------------

                                                                                           Three months ended March 31,
                                                                                           ----------------------------
                                                                                               2005            2004
                                                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period before deemed dividend to certain stockholders of common stock   $ (2,456,500)   $ (2,517,889)
  Adjustments required to reconcile net loss to net cash used in operating activities:
   Depreciation ........................................................................        298,110         236,408
   Amortization of intangible assets ...................................................        823,088         496,013
   Amortization of compensation related to warrants issued to the holders of convertible
     debentures and beneficial conversion feature ......................................        392,543         921,684
   Amortization of deferred expenses related to convertible debenture issuance .........         12,128          73,667
   Amortization of capitalized research and development projects .......................         30,710           9,163
   Stock-based compensation due to shares granted and to be granted to consultants and
     shares granted as a donation ......................................................         58,560              --
   Stock based compensation due to options granted to employees and directors ..........         98,639              --
   Stock based compensation due to shares granted to employees .........................        134,100              --
   Adjustment of stock based compensation related to non-recourse note granted to
     stockholder .......................................................................        (11,500)          4,500
   Write-off of inventory ..............................................................             --          41,487
   Earnings to minority ................................................................         32,954             546
   Interest expenses accrued on promissory notes issued to purchase of subsidiary ......          2,442              --
   Interest accrued on certificates of deposit due within one year .....................        (58,188)        (33,738)
   Amortization of premium related to restricted securities ............................         38,794          33,993
   Capital gain from sale of property and equipment ....................................             --          (5,744)
   Interest accrued on long-term loans .................................................             --             449
   Liability for employee rights upon retirement, net ..................................         57,666        (383,589)
   Decrease (increase) in deferred tax assets ..........................................         72,624         (16,809)
  Changes in operating asset and liability items:
   Decrease in trade receivables .......................................................      1,822,948       2,206,100
   Decrease (increase) in unbilled receivables .........................................       (349,083)        544,000
   Decrease (increase) in other accounts receivable and prepaid expenses ...............       (194,297)         76,912
   Increase in inventories .............................................................     (1,447,620)     (1,398,145)
   Decrease in trade payables ..........................................................     (2,130,990)        (53,819)
   Increase (decrease) in deferred revenues ............................................         75,700        (467,562)
   Decrease in accounts payable and accruals ...........................................       (754,834)     (1,184,388)
                                                                                           ------------    ------------
  Net cash used in operating activities from continuing operations (reconciled from ....     (3,452,006)     (1,416,761)
    continuing operations)
  Net cash used in operating activities from discontinued operations (reconciled from
    discontinued operations) ...........................................................             --         (56,116)
                                                                                           ------------    ------------
  Net cash used in operating activities ................................................     (3,452,006)     (1,472,877)
                                                                                           ------------    ------------

               The accompanying notes are an integral part of the
                       Consolidated Financial Statements.

                               AROTECH CORPORATION
         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Repayment of promissory note related to purchase of subsidiary ......................        (75,000)        (75,000)
   Investment in subsidiary(1) .........................................................             --      (7,186,837)
   Investment in subsidiary(2) .........................................................             --     (12,106,358)
   Purchase of property and equipment ..................................................       (342,248)       (234,032)
   Increase in capitalized research and development projects ...........................        (37,293)        (67,482)
   Proceeds from sale of property and equipment ........................................             --          10,284
   Decrease in demo inventories, net ...................................................             --           1,185
   Increase in restricted securities and deposits, net .................................        (50,141)     (8,418,569)
                                                                                           ------------    ------------
  Net cash used in investing activities ................................................       (504,682)    (28,076,809)
                                                                                           ------------    ------------
FORWARD ................................................................................   $ (3,956,688)   $(29,549,686)
                                                                                           ------------    ------------

               The accompanying notes are an integral part of the
                       Consolidated Financial Statements.

                               AROTECH CORPORATION
         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)
--------------------------------------------------------------------------------

                                                                           Three months ended March 31,
                                                                           ----------------------------
                                                                                2005            2004
                                                                           ------------    ------------
FORWARD ................................................................   $ (3,956,688)   $(29,549,686)
                                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in short-term credit from banks ...............        (99,156)        432,858
     Proceeds from issuance of share capital, net ......................             --      17,807,500
     Proceeds from exercise of options .................................         15,000           5,468
     Proceeds from exercise of warrants ................................             --       2,490,723
     Payment on capital lease obligation ...............................             --            (914)
     Repayment of long-term loans ......................................        (22,226)        (14,228)
                                                                           ------------    ------------

Net cash provided by financing activities ..............................       (106,382)     20,721,407
                                                                           ------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS ..................................     (4,063,070)     (8,828,279)

CASH EROSION DUE TO EXCHANGE RATE DIFFERENCES ..........................            698          (4,051)

BALANCE OF CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD ....      6,734,512      13,685,125
                                                                           ------------    ------------

BALANCE OF CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD ..........   $  2,672,140    $  4,852,795
                                                                           ============    ============

SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Issuance of shares and warrants against accrued expenses ...............   $         --    $  1,377,008
                                                                           ============    ============
Investment in subsidiary against promissory note .......................   $         --    $  2,577,097
                                                                           ============    ============
Exercise of convertible debentures against shares ......................   $         --    $  1,150,000
                                                                           ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION - CASH PAID DURING THE
  PERIOD FOR:
         Interest ......................................................   $    110,178    $     94,865
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

                               AROTECH CORPORATION
         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)

--------------------------------------------------------------------------------

(1) In January 2004, the Company acquired substantially all of the outstanding ordinary shares of Epsilor Electronic Industries, Ltd. ("Epsilor"). The net fair value of the assets acquired and the liabilities assumed, at the date of acquisition, was as follows:

Working capital, excluding cash and cash equivalents ........      $   (533,750)
  (unaudited)
Property and equipment (unaudited) ..........................           709,847
Intangible assets and goodwill (unaudited) ..................         9,587,837
                                                                   ------------
                                                                      9,763,934
Issuance of promissory note (unaudited) .....................        (2,577,097)
                                                                   ------------
                                                                   $  7,186,837
                                                                   ============

(2) In January 2004, the Company acquired all of the outstanding common stock of FAAC Incorporated ("FAAC"). The net fair value of the assets acquired was as follows:

Working capital, excluding cash and cash equivalents ........      $  2,647,822
  (unaudited)
Property and equipment (unaudited) ..........................           263,669
Intangible assets and goodwill (unaudited) ..................        11,201,695
                                                                   ------------
                                                                     14,113,186
Issuance of shares, net (unaudited) .........................        (2,006,828)
                                                                   ------------
                                                                   $ 12,106,358
                                                                   ============

               The accompanying notes are an integral part of the
                       Consolidated Financial Statements.

                               AROTECH CORPORATION

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

a.    Company:

Arotech Corporation ("Arotech" or the "Company"), and its subsidiaries provide defense and security products for the military, law enforcement and homeland security markets, including advanced zinc-air and lithium batteries and chargers, multimedia interactive simulators/trainers and lightweight vehicle armoring. The Company is primarily operating through IES Interactive Training, Inc. ("IES"), a wholly-owned subsidiary based in Littleton, Colorado; FAAC Corporation, a wholly-owned subsidiary based in Ann Arbor, Michigan, and FAAC's 80%-owned United Kingdom subsidiary FAAC Limited; Electric Fuel Battery Corporation, a wholly-owned subsidiary based in Auburn, Alabama; Electric Fuel Ltd. ("EFL") a wholly-owned subsidiary based in Beit Shemesh, Israel; Epsilor Electronic Industries, Ltd., a wholly-owned subsidiary located in Dimona, Israel; MDT Protective Industries, Ltd. ("MDT"), a majority-owned subsidiary based in Lod, Israel; MDT Armor Corporation, a majority-owned subsidiary based in Auburn, Alabama; and Armour of America, Incorporated, a wholly-owned subsidiary based in Los Angeles, California.

b.    Basis of presentation:

The accompanying interim consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with
Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at March 31, 2005 and its operating results and cash flows for the three-month periods ended March 31, 2005 and 2004.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

c.    Accounting for stock-based compensation:

The Company has elected to follow  Accounting  Principles  Board Opinion No. 25,
"Accounting for Stock Issued to Employees" and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of the Company's stock options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized.

                               AROTECH CORPORATION

The Company adopted the disclosure provisions of Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended certain provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." The Company continues to apply the provisions of APB No. 25 in accounting for stock-based compensation.

Under Statement of Financial Accounting Standard No. 123, pro forma information regarding net income and net earnings per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options is amortized over their vesting period and estimated at the date of grant using a Black-Scholes Option Valuation Model with the following weighted-average assumptions for the three month periods ended March 31, 2005 and 2004:

                                                    Three months ended March 31,
                                                    ----------------------------
                                                           2005       2004
                                                           ----    --------
                                                             (Unaudited)
Risk free interest .............................             --        2.8%
Dividend yields ................................             --        0.0%
Volatility .....................................             --      0.764
Expected life ..................................             --    5 years

Pro forma information under SFAS No. 123:

                                                   Three months ended March 31,
                                                   ----------------------------
                                                       2005              2004
                                                   ------------    ------------
                                                            Unaudited

                                                        (U.S. Dollars,
                                                     except per share data)
Net income (loss) as reported ..................   $ (2,456,500)   $ (3,680,889)
Add - stock-based compensation expense
   determined under APB 25 .....................        232,739              --
Deduct - stock based compensation expense
   determined under fair value method for
   all awards ..................................       (449,592)       (210,283)
                                                   ============    ============

Pro forma net loss .............................   $ (2,673,353)   $ (3,891,172)
                                                   ============    ============
                                                   ============    ============
Loss per share:
    Basic and diluted, as reported .............   $      (0.03)   $      (0.06)
                                                   ============    ============
    Pro forma basic and diluted ................   $      (0.03)   $      (0.07)
                                                   ============    ============

NOTE 2: INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. Inventory write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and for market prices lower than cost. In the three months ended March 31, 2005 the Company did not write off any inventory. Inventories are composed of the following:

                               AROTECH CORPORATION

                                            March 31, 2005     December 31, 2004
                                              ----------          ----------
                                             (Unaudited)
Raw materials ............................    $5,348,653          $4,087,650
Work-in-progress .........................     2,446,231           1,877,889
Finished goods ...........................     1,051,197           1,311,762
                                              ----------          ----------
                                              $8,846,081          $7,277,301
                                              ==========          ==========

NOTE 3: IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

Statement 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on the first interim period beginning after January 1, 2006.

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2.c. above to the Company's consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

                               AROTECH CORPORATION

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (SAB 107) to give guidance on implementation of SFAS 123(R), which the Company plans to consider in implementing SFAS 123(R).

NOTE 4: SEGMENT INFORMATION

a. General:

The Company and its subsidiaries operate primarily in three business segments and follow the requirements of SFAS No. 131.

The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities. The accounting policies of the operating segments are the same as those used by the Company in the preparation of its annual financial statement. The Company evaluates performance based upon two primary factors, one is the segment's operating income and the other is the segment's contribution to the Company's future strategic growth.

b. The following is information about reported segment revenues, income (losses) and assets for the three months ended March 31, 2005 and 2004:

                                               Simulation    Battery and
                                             and Security   Power Systems       Armor         All Others       Total
                                             ------------    ------------    ------------    ------------    ------------
Three months ended March 31, 2005
Revenues from outside customers              $  4,115,651    $  3,006,138    $  3,265,656    $         --    $ 10,387,445
Depreciation expenses and amortization (1)       (402,660)       (222,699)       (491,548)        (35,000)     (1,151,907)
Direct expenses (2)                            (3,508,124)     (2,756,990)     (3,316,049)     (1,641,897)    (11,223,060)
                                             ------------    ------------    ------------    ------------    ------------
Segment income (loss)                        $    204,867    $     26,449    $   (541,941)   $ (1,676,897)     (1,987,522)
                                             ============    ============    ============    ============
Financial income (after deduction of
  minority interest)                                                                                             (468,978)
                                                                                                             ------------
Loss from continuing operations                                                                              $ (2,456,500)
                                                                                                             ============
Segment assets (3)                             31,783,459      13,265,919      20,816,358         759,121      66,624,857
                                             ============    ============    ============    ============    ============

Three months ended March 31, 2004
Revenues from outside customers              $  3,212,083    $  2,505,621    $  1,464,550    $         --    $  7,182,254
Depreciation expenses and amortization(1)        (385,101)       (282,870)        (29,450)        (35,000)       (732,421)
Direct expenses (2)                            (3,167,491)     (2,463,960)     (1,328,452)       (927,106)     (7,887,009)
                                             ------------    ------------    ------------    ------------    ------------
Segment income (loss)                        $   (340,509)   $   (241,209)   $    106,648    $   (962,106)     (1,437,176)
                                                             ============    ============    ============    ============
Financial  expenses (after  deduction of                                                                       (1,080,713)
  minority interest)
                                                                                                             ------------
Loss from continuing operations                                                                              $ (2,517,889)
                                                                                                             ============
Segment assets(3)                              18,795,589      12,629,305       3,360,366         439,646      35,224,906
                                             ============    ============    ============    ============    ============

----------

      (1)   Includes  depreciation  of  property  and  equipment,   amortization
            expenses of intangible assets and other amortization expenses.

      (2) Including sales and marketing, general and administrative and tax expenses.

      (3) Consisting of property and equipment, inventory and intangible assets.

                               AROTECH CORPORATION

NOTE 5: CONVERTIBLE DEBENTURES AND DETACHABLE WARRANTS

a. 8% Secured Convertible Debentures due September 30, 2006 and issued in September 2003

Pursuant to the terms of a Securities Purchase Agreement dated September 30, 2003, the Company, in September 2003, issued and sold to a group of institutional investors an aggregate principal amount of 8% secured convertible debentures in the amount of $5.0 million due September 30, 2006. These debentures are convertible at any time prior to September 30, 2006 at a conversion price of $1.15 per share.

As part of the Securities Purchase Agreement dated September 30, 2003, the Company issued to the purchasers of its 8% secured convertible debentures due September 30, 2006, warrants to purchase an aggregate of 1,250,000 shares of common stock at any time prior to September 30, 2006 at a price of $1.4375 per share.

As of March 31, 2005, $150,000 remained outstanding under these debentures.

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

During the three months ended March 31, 2005 the Company recorded an expense of $7,299, which was attributable to amortization of debt discount and beneficial conversion features related to the convertible debenture over its term. These expenses were included in the financial expenses.

b. 8% Secured Convertible Debentures due September 30, 2006 and issued in December 2003

Pursuant to the terms of a Securities Purchase Agreement dated September 30, 2003, the Company, in December 2003, issued and sold to a group of institutional investors an aggregate principal amount of 8% secured convertible debentures in the amount of $6.0 million due September 30, 2006. These debentures are convertible at any time prior to September 30, 2006 at a conversion price of $1.45 per share.

As of March 31, 2005, $4,387,500 remained outstanding under these debentures.

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

During the three months ended March 31, 2005 the Company recorded an expense of $385,244, which was attributable to amortization of the beneficial conversion feature of the convertible debenture over its term. These expenses were included in the financial expenses.

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

      >>    Our Simulation and Security Division, consisting of:

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

   Overview of Results of Operations

      We incurred significant operating losses for the years ended December 31, 2003 and 2004 and for the first three months of 2005. While we expect to continue to derive revenues from the sale of products that our subsidiaries manufacture and the services that they provide, there can be no assurance that we will be able to achieve or maintain profitability on a consistent basis.

                               AROTECH CORPORATION

      Between 2002 and 2004, we substantially increased our revenues and reduced our net loss, from $18.5 million in 2002 to $9.2 million in 2003 to $9.0 million in 2004. This was achieved through a combination of cost-cutting measures and increased revenues, particularly from the sale of Zinc-Air batteries to the military and from sales of products manufactured by the subsidiaries we acquired in 2002 and 2004.

      We succeeded during 2004 in moving Arotech to a positive EBITDA situation, for the first time in our history. We are focused on continuing this success in 2005 (although we had negative EBITDA during the first three months of 2005) and beyond, and ultimately on achieving profitability. In this connection, we note that most of our business lines historically have had weaker first halves than second halves, and weaker first quarters than second quarters. We expect this to be the case for 2005 as well.

      A portion of our operating loss during the first three months of 2005 arose as a result of non-cash charges. These charges were primarily related to our acquisitions made in the previous year and to our raising capital through convertible debenture in the prior years. Because we anticipate continuing these activities, we expect to continue to incur such non-cash charges in the future.

      Non-cash charges related to acquisitions arise when the purchase price for an acquired company exceeds the company's book value. In such a circumstance, a portion of the excess of the purchase price is recorded as goodwill and a portion as intangible assets. In the case of goodwill, the assets recorded as goodwill are not amortized; instead, we are required to perform an annual impairment review. If we determine, through the impairment review process, that goodwill has been impaired, we must record the impairment charge in our statement of operations. Intangible assets are amortized in accordance with their useful life. Accordingly, for a period of time following an acquisition, we incur a non-cash charge in the amount of a fraction (based on the useful life of the intangible assets) of the amount recorded as intangible assets. Our acquisitions of FAAC, Epsilor and AoA resulted in our incurring similar non-cash charges during the first three months of 2005.

      As a result of the application of the above accounting rule, we incurred non-cash charges related to our acquisitions in the amount of $823,000 during the first three months of 2005.

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

                               AROTECH CORPORATION

      As a result of the application of the above accounting rule, we incurred non-cash charges related to our financings in the amount of $393,000 during the first three months of 2005.

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

      As a result of the application of the above accounting rule we recorded a deemed dividend related to warrants repricing in amount of $0 and $1.2 million during the first three months of 2005 and 2004 respectively.

      In addition, we incurred non-cash charges in the amount of $221,000 during the first three months of 2005 in connection with options and shares granted to employees.

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

      In our Simulation and Security Division, revenues grew from approximately $3.2 million in the first three months of 2004 to $4.1 million in the first three months of 2005. As of March 31, 2005, our backlog for our Simulation and Security Division totaled $10.6 million, most of which was attributable to FAAC.

      In our Battery and Power Systems Division, revenues grew from approximately $2.5 million in the first three months of 2004 to approximately $3.0 million in the first three months of 2005. As of March 31, 2005, our backlog for our Battery and Power Systems Division totaled $2.8 million.

      In our Armor Division, revenues grew from $1.5 million during the first three months of 2004 to $3.3 million during the first three months of 2005, due primarily to increased revenues of MDT Armor as a result of new orders in connection with the war in Iraq and the inclusion of AoA in our results. As of March 31, 2005, our backlog for our Armor Division totaled $8.3 million.

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

                               AROTECH CORPORATION

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

Results of Operations

  Preliminary Note

      Results for the three months ended March 31, 2005 include the results of AoA for such period as a result of our acquisition of AoA in August 2004. The results of AoA were not included in our operating results for the three months ended March 31, 2004. Accordingly, the following period-to-period comparisons should not necessarily be relied upon as indications of future performance.

Three months ended March 31, 2005 compared to the three months ended March 31, 2004.

      Revenues. During the three months ended March 31, 2005, we (through our subsidiaries) recognized revenues as follows:

      >> IES and FAAC recognized revenues from the sale of interactive use-of-force training systems and from the provision of maintenance services in connection with such systems;

      >> MDT, MDT Armor and AoA recognized revenues from payments under vehicle armoring contracts, for service and repair of armored vehicles, and on sale of armoring products;

      >> EFB and Epsilor recognized revenues from the sale of batteries, chargers and adapters to the military, and under certain development contracts with the U.S. Army; and

            >> EFL recognized revenues from the sale of lifejacket lights and from subcontracting fees received in connection with Phase IV of the United States Department of Transportation (DOT) electric bus program.

      Revenues for the three months ended March 31, 2005 totaled $10.4 million, compared to $7.2 million in the comparable period in 2004, an increase of $3.2 million, or 45%. This increase was primarily attributable to the following factors:

                               AROTECH CORPORATION

      >> Increased revenues from our Armor Division, particularly MDT Armor and revenues generated by AoA ($726,000) in the first quarter of 2005 that were not present in the corresponding period of 2004.

      >> Increased revenues from our Simulation and Security division, particularly FAAC.

            These revenues were offset to some extent by

      >> Decreased U.S. Army Communications Electronics Command (CECOM) revenues from our EFB subsidiary.

      In the first quarter of 2005, revenues were $4.1 million for the Simulation and Security Division (compared to $3.2 million in the first quarter of 2004, an increase of $904,000, or 28.1%, due primarily to increased sales of
FAAC); $3.0 million for the Battery and Power Systems Division (compared to $2.5 million in the first quarter of 2004, an increase of $501,000, or 20.0%, due primarily to increased sales of Epsilor, offset to some extent by decreased CECOM revenues from our EFB subsidiary); and $3.3 million for the Armor Division (compared to $1.5 million in the first quarter of 2004, an increase of $1.8 million, or 123.0%, due primarily to increased revenues from MDT Armor and to the added revenues of AoA).

      Cost of revenues and gross profit. Cost of revenues totaled $6.4 million during the first quarter of 2005, compared to $4.6 million in the first quarter of 2004, an increase of $1.8 million, or 39.8%, due primarily to increased sales in all divisions.

      Direct expenses for our three divisions during the first quarter of 2005 were $3.5 million for the Simulation and Security Division (compared to $3.2 million in the first quarter of 2004, an increase of $341,000, or 10.8%, due primarily to increased sales of FAAC); $2.8 million for the Battery and Power Systems Division (compared to $2.5 million in the first quarter of 2004, an increase of $293,000, or 11.9%, due primarily to increased sales of Epsilor, offset to some extent by decreased CECOM revenues from our EFB subsidiary; and $3.3 million for the Armor Division (compared to $1.3 million in the first quarter of 2004, an increase of $2.0 million, or 149.6%, due primarily to increased revenues from MDT Armor and to the added revenues of AoA)

      Gross profit was $4.0 million during the first quarter of 2005, compared to $2.6 million during the first quarter of 2004, an increase of $1.4 million, or 53.0%. This increase was the direct result of all factors presented above, most notably the presence of AoA in our results and the increase in vehicle armoring revenues.

      Research and development expenses. Research and development expenses for the first quarter of 2005 were $415,000, compared to $464,000 during the first quarter of 2004, a decrease of $49,000, or 10.5%.

      Sales and marketing expenses. Sales and marketing expenses for the first quarter of 2005 were $1.2 million, compared to $1.0 million the first quarter of 2004, an increase of $138,000, or 13.5%. This increase was primarily attributable to the inclusion of the sales and marketing expenses of AoA in our results for 2004.

                               AROTECH CORPORATION

      General and administrative expenses. General and administrative expenses for the first quarter of 2005 were $3.4 million compared to $2.1 million in the first quarter of 2004, an increase of $1.3 million, or 60.7%. This increase was primarily attributable to the following factors:

      >> The inclusion of the general and administrative expenses of AoA in our results for 2004; and

      >> Increases in other general and administrative expenses in comparison to 2004, such as employees salaries, travel expenses and audit fees.

      >> Increase in expenses in connection with grant of options and shares to employees.

      Financial expenses, net. Financial income, net of financial expenses and exchange differentials, totaled approximately $469,000 in the first quarter of 2005 compared to $1.1 million in the first quarter of 2004. The difference was due primarily to decrease in amortization of debt discount related to the issuance of convertible debenture.

      Income taxes. We and certain of our subsidiaries incurred accumulated net operating losses during the three months ended March 31, 2005 and, accordingly, we were not required to make any provision for income taxes. With respect to some of our subsidiaries that operated at a net profit during 2005, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $217,000 in tax expenses in the first quarter of 2005, with respect to certain of our subsidiaries that operated at a net profit during 2005 and we are not able to offset their taxes against our loss carry forward. We recorded a total of $5,000 in tax income in the first quarter of 2004, on account of deferred tax assets with respect to certain of our subsidiaries.

      Amortization of intangible assets. Amortization of intangible assets totaled $823,000 in the first quarter of 2005, compared to $496,000 the first
quarter  of  2004,  an  increase  of  $327,000,   or  65.9%,  due  primarily  to
amortization of intangible assets related to our subsidiary, AoA, that we acquired in August 2004.

      Net loss before deemed dividend to certain stockholders of common stock. Due to the factors cited above, we reported a net loss of $2.5 million in the first quarter of 2005, compared to a net loss of $2.5 million the first quarter of 2004, a decrease of $61,000, or 2.4%.

      Net loss attributable to common stockholders. Due to the factors cited above and the deemed dividend recorded during the first three months of 2004, Net loss attributable to common stockholders decreased from $3.7 million to $2.5 million, a decrease of $1.2 million , or 33.3%.

Liquidity and Capital Resources

      As of March 31, 2005, we had $2.7 million in cash, $7.0 million in restricted collateral securities and cash deposits due within one year, $4.0 million in long-term restricted securities and deposits, and $135,000 in marketable securities, as compared to at December 31, 2004, when we had $6.7 million in cash, $7.0 million in restricted collateral securities and restricted held-to-maturity securities due within one year, $4.0 million in long-term restricted deposits, and $136,000 in available-for-sale marketable securities. The decrease in cash was primarily the result of working capital needed in all of our segments.

                               AROTECH CORPORATION

      We used available funds in the first quarter of 2005 primarily for sales and marketing, continued research and development expenditures, and other working capital needs. We increased our investment in fixed assets during the three months ended March 31, 2005 by $342,000 over the investment as at December 31, 2004, primarily in the Battery and Power Systems Division and in the Simulation and Security Division. Our net fixed assets amounted to $4.5 million at quarter end.

      Net cash used in operating activities from continuing operations for the three months ended March 31, 2005 and 2004 was $3.5 million and $1.4 million, respectively, an increase of $2.0 million. This increase was primarily the result of increase in inventories and decrease in trade payables and other account payables.

      Net cash used in investing activities for the three months ended March 31, 2005 and 2004 was $505,000 and $28.1 million, a decrease of $27.6 million. This decrease was primarily the result of our investment in the acquisition of FAAC and Epsilor in the first quarter of 2004.

      Net cash provided by (used in) financing activities for the three months ended March 31, 2005 and 2004 was $(106,000) and $20.7 million, respectively. This decrease was primarily the result of lower amounts of funds raised through sales of our securities in 2005 compared to 2004.

      As of March 31, 2005, we had (based on the contractual amount of the debt and not on the accounting valuation of the debt) approximately $5.5 million in long term bank and certificated debt outstanding, of which $4.5 million was convertible debt, and approximately $13.6 million in short-term debt (which including short-term bank credit, current portion of long-term loan and liabilities due to subsidiaries acquisitions, in the amount of $13.5 million).

      Our current debt agreements grant to our investors a right of first refusal on any future financings, except for underwritten public offerings in excess of $30 million, and contain certain other affirmative and negative covenants. We do not believe that these covenants will materially limit our ability to undertake future financings.

      Based on our internal forecasts, we believe that our present cash position and anticipated cash flows from operations should be sufficient to satisfy our current estimated cash requirements through the next twelve months. This belief is based on certain assumptions that our management and our subsidiaries managers believes to be reasonable, some of which are subject to the risk factors detailed below. In this connection, we note that from time to time our working capital needs are partially dependent on our subsidiaries' lines of credit. In the event that we are unable to continue to make use of our subsidiaries' lines of credit for working capital on economically feasible terms, our business, operating results and financial condition could be adversely affected.

                               AROTECH CORPORATION

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

      We were incorporated in 1990 and began our operations in 1991. We have funded our operations principally from funds raised in each of the initial public offering of our common stock in February 1994; through subsequent public and private offerings of our common stock and equity and debt securities convertible or exercisable into shares of our common stock; research contracts and supply contracts; funds received under research and development grants from the Government of Israel; and sales of products that we and our subsidiaries manufacture. We have incurred significant net losses since our inception. Additionally, as of March 31, 2005, we had an accumulated deficit of approximately $121.4 million. There can be no assurance that we will ever be able to achieve or maintain profitability consistently or that our business will continue to exist.

      Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

      Our bank and certificated indebtedness (short and long term) aggregated approximately $19.1 million as of March 31, 2005 (not including trade payables, other account payables and accrued severance pay). Accordingly, we are subject to the risks associated with indebtedness, including:

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

      A failure to comply with the obligations contained in our debenture agreements could result in an event of default under such agreements which could result in an acceleration of the debentures and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. If the indebtedness under the debentures or other indebtedness were to be accelerated, there can be no assurance that our future cash flow or assets would be sufficient to repay in full such indebtedness.

   Failure to comply with the earnout provisions of our acquisition agreements could have material adverse consequences for us.

      A failure to comply with the obligations contained in our acquisition agreements to make the earnout payments required under such agreements could result in actions for damages, a possible right of rescission on the part of the sellers, and the acceleration of debt under instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. If we are unable to raise capital in order to pay the earnout provisions of our acquisition agreements, there can be no assurance that our future cash flow or assets would be sufficient to pay such obligations.

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

                               AROTECH CORPORATION

   Any inability to continue to make use from time to time of our subsidiaries' current working capital lines of credit could have an adverse effect on our ability to do business.

      From time to time our working capital needs are partially dependent on our subsidiaries' lines of credit. In the event that we are unable to continue to make use of our subsidiaries' lines of credit for working capital on economically feasible terms, our business, operating results and financial condition could be adversely affected.

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

                               AROTECH CORPORATION

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

                               AROTECH CORPORATION

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

                               AROTECH CORPORATION

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

      We are highly dependent on the presidents of our IES, FAAC and AoA subsidiaries and the general managers of our MDT and Epsilor subsidiaries, and the loss of the services of one or more of these persons could adversely affect us. We are especially dependent on the services of our Chairman, President and Chief Executive Officer, Robert S. Ehrlich. The loss of Mr. Ehrlich could have a material adverse effect on us. We are party to an employment agreement with Mr. Ehrlich, which agreement expires at the end of 2007. We do not have key-man life insurance on Mr. Ehrlich.

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

   Our management has determined that we have material weaknesses in our internal controls. If we fail to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, we may not be able to accurately report our financial results.

      We have, with our auditors' concurrence, identified significant deficiencies that constitute material weaknesses under standards established by the Public Company Accounting Oversight Board (PCAOB). A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Our auditors have reported to us that at December 31, 2004, we had material weaknesses for inadequate controls related to the financial statement close process, convertible debentures and share capital processes as it applies to non-routine and highly complex financial transactions. The material weaknesses arise from insufficient staff with technical accounting expertise to independently apply our accounting policies, as they relate to non-routine and highly complex transactions, in accordance with U.S. generally accepted accounting principles.

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

      Sales of a substantial number of shares of common stock into the public market, or the perception that those sales could occur, could adversely affect our stock price or could impair our ability to obtain capital through an offering of equity securities. As of March 31, 2005, we had 80,103,668 shares of common stock issued and outstanding. Of these shares, most are freely transferable without restriction under the Securities Act of 1933, and a substantial portion of the remaining shares may be sold subject to the volume restrictions, manner-of-sale provisions and other conditions of Rule 144 under the Securities Act of 1933.

   Exercise of our warrants, options and convertible debt could adversely affect our stock price and will be dilutive.

      As of March 31, 2005, there were outstanding warrants to purchase a total of 16,961,463 shares of our common stock at a weighted average exercise price of $1.55 per share, options to purchase a total of 9,284,047 shares of our common stock at a weighted average exercise price of $1.33 per share, of which 7,168,676 were vested, at a weighted average exercise price of $1.34 per share, and outstanding debentures convertible into a total of 3,156,298 shares of our common stock at a weighted average conversion price of $1.44 per share. Holders of our options, warrants and convertible debt will probably exercise or convert them only at a time when the price of our common stock is higher than their respective exercise or conversion prices. Accordingly, we may be required to issue shares of our common stock at a price substantially lower than the market price of our stock. This could adversely affect our stock price. In addition, if and when these shares are issued, the percentage of our common stock that existing stockholders own will be diluted.

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

Foreign Currency Exchange Rate Risk

      Since a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2005. Certain of our research, development and production activities are carried out by our Israeli subsidiary, EFL, at its facility in Beit Shemesh, and accordingly we have sales and expenses in NIS. Additionally, our MDT and Epsilor subsidiaries operate primarily in NIS. However, the majority of our sales are made outside Israel in U.S. dollars, and a substantial portion of our costs are incurred in U.S. dollars. Therefore, our functional currency is the U.S. dollar.

      While we conduct our business primarily in U.S. dollars, some of our agreements are denominated in foreign currencies, and we occasionally hedge part of the risk of a devaluation of the U.S dollar, which could have an adverse effect on the revenues that we incur in foreign currencies. We do not hold or issue derivative financial instruments for trading or speculative purposes

                               AROTECH CORPORATION

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

      As of March 31, 2005, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our periodic reports that we file with the SEC. These disclosure controls and procedures are intended to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objective of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.

      Based on their evaluation, our principal executive officer and principal financial officer concluded that our controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of March 31, 2005.

      Our management has not completed implementation of the changes it believes are required to remediate the previously reported material weaknesses for inadequate controls related to the financial statement close process, convertible debentures and share capital processes as it applies to non-routine and highly complex financial transactions. The material weaknesses arise from insufficient staff with technical accounting expertise to independently apply our accounting policies, as they relate to non-routine and highly complex transactions, in accordance with U.S. generally accepted accounting principles. Management has identified that due to the reasons described above, we did not consistently follow established internal control over financial reporting procedures related to the analysis, documentation and review of selection of the appropriate accounting treatment for non-routine and highly complex transactions. Because of these material weaknesses, we have concluded that we did not maintain effective internal control over financial reporting as of March 31, 2005, based on the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control - Integrated Framework.

      In light of the material weakness described above, our management performed additional analyses and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

                               AROTECH CORPORATION

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

                               AROTECH CORPORATION

                                     PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

   Issuance of Restricted Stock to Certain Employees

      In January 2005, we granted 10,000 shares of our common stock as a stock bonus to an employee. Under the terms of this grant, the sale or other transfer of these shares is restricted for a period of two years from the date of grant, and such shares automatically return to us if the employee leaves our employ during such two-year period under circumstances that would not entitle the employee to statutory severance under Israeli law (generally, resignation without good cause or dismissal with good cause).

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

ITEM 6. EXHIBITS.

      The following documents are filed as exhibits to this report:

  Exhibit Number                               Description
  --------------                               -----------
     *10.1 .........Agreement  signed  on  May  15,  2005  among  Electric  Fuel
                    (E.F.L.) Ltd., Arotech Corporation and Robert S. Ehrlich

     *10.2 .........Agreement  signed  on May 15,  2005  between  Electric  Fuel
                    (E.F.L.) Ltd. and Steven Esses

     31.1 ..........Certification of Chief Executive Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002

     31.2 ..........Certification of Chief Financial Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002

     32.1 ..........Certification of Chief Executive Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002

     32.2 ..........Certification of Chief Financial Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002

---------

      *     Includes  management   contracts  and  compensation  plans  and
            arrangements.

                                   SIGNATURES
--------------------------------------------------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 16, 2005

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

                                       By: /s/ Avihai Shen
                                           -------------------------------------
                                           Name:   Avihai Shen
                                           Title:  Vice President - Finance
                                                   (Principal Financial Officer)

                               AROTECH CORPORATION

                                  EXHIBIT INDEX

  Exhibit Number                               Description
  --------------                               -----------
     *10.1 .........Agreement  signed  on  May  15,  2005  among  Electric  Fuel
                    (E.F.L.) Ltd., Arotech Corporation and Robert S. Ehrlich

     *10.2 .........Agreement  signed  on May 15,  2005  between  Electric  Fuel
                    (E.F.L.) Ltd. and Steven Esses

     31.1 ..........Certification of Chief Executive Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002

     31.2 ..........Certification of Chief Financial Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002

     32.1 ..........Certification of Chief Executive Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002

     32.2 ..........Certification of Chief Financial Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002

---------

      *     Includes  management   contracts  and  compensation  plans  and
            arrangements.