Form 10-K/A
period 2004-12-31
AROTECH CORP
filed 2005-08-15
CIK 916529

OMB APPROVAL
OMB Number:	3235-0063
Expires:	November 30, 2006
Estimated average burden
hours per response	1,647.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDEDDECEMBER 31, 2004.

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission File Number:   0-23336

AROTECH CORPORATION

(Exact name of registrant as specified in its charter)
Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
354 Industry Drive, Auburn, Alabama	36830
(Address of principal executive offices)	(Zip Code)

(334) 502-9001
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.01 par value
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).	Yes ☒ No ☐
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $128,605,410 (based on the last sale price of such stock on such date as reported by The Nasdaq National Market and assuming, for the purpose of this calculation only, that all of the registrant’s directors and executive officers are affiliates).

(Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:	80,103,668 as of 3/10/05
Documents incorporated by reference:	None

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PRELIMINARY NOTE

This amended annual report contains historical information and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition and results of operations. The words “estimate,”“project,”“intend,”“expect” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Further, we operate in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond our control. In the context of the forward-looking information provided in this annual report and in other reports, please refer to the discussions of risk factors detailed in, as well as the other information contained in, our other filings with the Securities and Exchange Commission.

Electric Fuel® is a registered trademark and Arotech™ is a trademark of Arotech Corporation, formerly known as Electric Fuel Corporation. All company and product names mentioned may be trademarks or registered trademarks of their respective holders. Unless otherwise indicated, “we,”“us,”“our” and similar terms refer to Arotech and its subsidiaries.

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDI-TION AND RESULTS OF OPERATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve inherent risks and uncertainties. When used in this discussion, the words “believes,”“anticipated,”“expects,”“estimates” and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those set forth elsewhere in this report. Please see “Risk Factors,” below, and in our other filings with the Securities and Exchange Commission.

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

➢
we develop, manufacture and market advanced hi-tech multimedia and interactive digital solutions for use-of-force and driving training of military, law enforcement, security and other personnel, as well as offering security consulting and other services (our Simulation, Security and Consulting Division);

➢	we manufacture aviation armor and we utilize sophisticated lightweight materials and advanced engineering processes to armor vehicles (our Armoring Division); and

➢
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

Restatement of Previously-Issued Financial Statements

During our management’s review of our interim financial statements for the period ended September 30, 2004, we, after discussion with and based on a new and revised review of accounting treatment by our independent auditors, conducted a comprehen-sive review of the re-pricing of warrants and grant of new warrants to certain of our investors and others during the years 2004 and 2003. As a result of that review, we, upon recommendation of our management and with the approval of the Audit Committee of our Board of Directors after discussion with our independent auditors, reconsidered the accounting related to these transactions and reclassified certain expenses as a deemed dividend, a non-cash item, instead of as general and administrative expenses due to the recognition of these transactions as capital transactions that should not be expensed. These restatements did not affect our balance sheet, shareholders’ equity or cash flow statements. In addition and as a result of the remeasurement described above, we have reviewed assumptions used in the calculation of fair value of all warrants granted during the year 2003. As a result of this comprehensive review, we have decreased general and administrative expenses in the amount of $150,000, related to errors found in the valuation of warrants granted in the litigation settlement described in Note 14.f.6. of the Notes to Consolidated Financial Statements for the year ended December 31, 2004.

In addition, during our management’s review of our interim financial statements for the period ended September 30, 2004, we also reviewed our calculation of amortization of debt discount attributable to the beneficial conversion feature associated with our convertible debentures. As a result of this review, we found errors which increased our financial expenses in the amount of $568,000 for the year ended December 31, 2003. The errors were related to the amortization of debt discount attributable to the warrants and the related convertible debentures, whereby we understated the amount of amortization for the year ended December 31, 2003 attributable to certain of the convertible debentures.

Similar errors were also noted in our interim financial statements in the three-month period ended June 30, 2003, the nine-month period ended September 30, 2003, and the three- and six-month periods ended March 31 and June 30, 2004.

The impacts of these restatements with respect to the year ended December 31, 2003 are summarized below:

Statement of Operations Data:

	For the Year ended December 31, 2003
	Previously Reported	Adjustment	As Restated
General and administrative expenses	$6,196,779	$(338,903)	$5,857,876
Operating loss	5,408,932	(338,903)	5,070,029
Financial expenses, net	3,470,459	568,250	4,038,709

Loss from continuing operations	9,118,684	229,347	9,348,031
Net loss	9,008,274	229,347	9,237,621
Deemed dividend to certain stockholders of common stock	-	350,000	350,000
Net loss attributable to common stockholders	$9,008,274	$579,347	$9,587,621

Basic and diluted net loss per share from continuing operations	$0.23	$0.01	$0.24
Basic and diluted net loss per share	$0.23	$0.02	$0.25

Balance Sheet Data:

	As of December 31, 2003
	Previously Reported	Adjustment	As Restated
Other accounts payable and accrued expenses	$4,180,411	$(150,000)	$4,030,411
Total current liabilities	6,859,752	(150,000)	6,709,752
Convertible debenture	881,944	568,250	1,450,194
Total long term liabilities	4,066,579	568,250	4,634,829

Additional paid in capital	135,891,316	(188,903)	135,702,413
Accumulated deficit	(109,681,893)	(229,347)	(109,911,240)
Total shareholders’ equity	22,044,127	(418,250)	21,625,877

Cash Flow Data:

	For the Year ended December 31, 2003
	Previously Reported	Adjustment	As Restated
Net loss	$9,008,274	$229,347	$9,237,621
Stock based compensation related to repricing of warrants granted to investors and the grant of new warrants	388,403	(188,903)	199,500
Increase in other accounts payable and accrued expenses	1,827,668	(150,000)	1,677,668

Amortization of compensation related to beneficial conversion feature and warrants issued to holders of convertible debentures	3,359,987	568,250	3,928,237

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

Revenue Recognition

Significant management judgments and estimates must be made and used in connection with the recognition of revenue in any accounting period. Material differences in the amount of revenue in any given period may result if these judgments or estimates prove to be incorrect or if management’s estimates change on the basis of development of the business or market conditions. Management judgments and estimates have been applied consistently and have been reliable historically.

A portion of our revenue is derived from license agreements that entail the customization of FAAC’s simulators to the customer’s specific requirements. Revenues from initial license fees for such arrangements are recognized in accordance with Statement of Position 81-1 “Accounting for Performance of Construction - Type and Certain Production - Type Contracts” based on the percentage of completion method over the period from signing of the license through to customer acceptance, as such simulators require significant modification or customization that takes time to complete. The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared with the total estimated project requirement, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management.

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

We account for our other revenues from IES simulators in accordance with the provisions of SOP 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants and as amended by SOP 98-4 and SOP 98-9 and related interpretations. We exercise judgment and use estimates in connection with the determination of the amount of software license and services revenues to be recognized in each accounting period.

We assess whether collection is probable at the time of the transaction based on a number of factors, including the customer’s past transaction history and credit worthiness. If we determine that the collection of the fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon the receipt of cash.

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

We have provided a valuation allowance on the majority of our net deferred tax assets, which includes federal and foreign net operating loss carryforwards, because of the uncertainty regarding their realization. Our accounting for deferred taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”), involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance was required, we primarily considered such factors as our history of operating losses and expected future losses in certain jurisdictions and the nature of our deferred tax assets. The Company and its subsidiaries provide valuation allowances in respect of deferred tax assets resulting principally from the carryforward of tax losses. Management currently believes that it is more likely than not that the deferred tax regarding the carryforward of losses and certain accrued expenses will not be realized in the foreseeable future. The company does not provide for US Federal Income taxes on the undistributed earnings of its foreign subsidiaries because such earnings are re-invested and, in the opinion of management, will continue to be re-invested indefinitely.

In addition, we operate within multiple taxing jurisdictions and may be subject to audits in these jurisdictions. These audits can involve complex issues that may require an extended period of time for resolution. In management’s opinion, adequate provisions for income taxes have been made.

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

Goodwill

Under Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests based on estimated fair value in accordance with SFAS 142.

In June 2004, we completed our annual impairment test and assessed the carrying value of goodwill as required by SFAS 142. The goodwill impairment test compared the carrying value of the Company’s reporting units with the fair value at that date. Because the market capitalization exceeded the carrying value significantly, no impairment arose.

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

The majority of financial transactions of our Israeli subsidiaries MDT and Epsilor is in New Israel Shekels (“NIS”) and a substantial portion of MDT’s and Epsilor’s costs is incurred in NIS. Management believes that the NIS is the functional currency of MDT and Epsilor. Accordingly, the financial statements of MDT and Epsilor have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive loss in shareholders’ equity.

Recent Developments

CECOM IDIQ Order

In March 2005 we received a new Firm Fixed Price, Indefinite Delivery, Indefinite Quantity (IDIQ) order from the U.S. Army’s Communications Electronic Command (CECOM) to supply up to $24 million in zinc-air batteries and adaptors to the Department of Defense over the next three years. Under the new contract, EFB will be enabled to deliver the BA-8180/U zinc-air battery and the three existing interface adapters. In addition, a new battery, the BA-8140/U, and four new adapters are included in this contract and have been ordered for First Article Testing (FAT).

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

Divisions and Subsidiaries

We operate primarily as a holding company, through our various subsidiaries, which we have organized into three divisions. Our divisions and subsidiaries (all 100% owned, unless otherwise noted) are as follows:

➢	Our Simulation and Security Division, consisting of:

•	FAAC Incorporated, located in Ann Arbor, Michigan, which provides simulators, systems engineering and software products to the United States military, government and private industry (“FAAC”); and

•	IES Interactive Training, Inc., located in Littleton, Colorado, which provides specialized “use of force” training for police, security personnel and the military (“IES”).

➢	Our Armor Division, consisting of:

•
Armour of America, located in Los Angeles, California, which manufacturers ballistic and fragmentation armor kits for rotary and fixed wing aircraft, marine armor, personnel armor, military vehicles and architectural applications, including both the LEGUARD Tactical Leg Armor and the Armourfloat Ballistic Floatation Device, which is a unique vest that is certified by the U.S. Coast Guard (“AoA”);

•
MDT Protective Industries, Ltd., located in Lod, Israel, which specializes in using state-of-the-art lightweight ceramic materials, special ballistic glass and advanced engineering processes to fully armor vans and SUVs, and is a leading supplier to the Israeli military, Israeli special forces and special services (“MDT”) (75.5% owned); and

•	MDT Armor Corporation, located in Auburn, Alabama, which conducts MDT’s United States activities (“MDT Armor”) (88% owned).

➢	Our Battery and Power Systems Division, consisting of:

•
Epsilor Electronic Industries, Ltd., located in Dimona, Israel (in Israel’s Negev desert area), which develops and sells rechargeable and primary lithium batteries and smart chargers to the military and to private industry in the Middle East, Europe and Asia (“Epsilor”);

•
Electric Fuel Battery Corporation, located in Auburn, Alabama, which manufactures and sells Zinc-Air fuel sells, batteries and chargers for the military, focusing on applications that demand high energy and light weight (“EFB”); and

•
Electric Fuel (E.F.L.) Ltd., located in Beit Shemesh, Israel, which produces water-activated lifejacket lights for commercial aviation and marine applications, and which conducts our Electric Vehicle effort, focusing on obtaining and implementing demonstration projects in the U.S. and Europe, and on building broad industry partnerships that can lead to eventual commercialization of our Zinc-Air energy system for electric vehicles (“EFL”).

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

We succeeded during 2004 in moving Arotech to a positive cash flow situation, for the first time in our history. We are focused on continuing this success in 2005 and beyond, and ultimately on achieving profitability. In this connection, we note that most of our business lines historically have had weaker first halves than second halves, and weaker first quarters than second quarters. We expect this to be the case for 2005 as well.

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

As a result of the application of the above accounting rule, we incurred non-cash charges for amortization of intangible assets and impairment in the amount of $2.8 million during 2004. See “Critical Accounting Policies - Other Intangible Assets,” above.

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

Additionally, in an effort to improve our cash situation and our shareholders’ equity, and in order to reduce the number of our outstanding warrants, during 2003 and 2004 we induced holders of certain of our warrants to exercise their warrants by lowering the exercise price of the warrants to approximately market value in exchange for immediate exercise of such warrants, and by issuing to such investors a lower number of new warrants at a higher exercise price. Under such circumstances, we record a deemed dividend in an amount determined based upon the fair value of the new warrants. As and to the extent that we engage in similar warrant repricings and issuances in the future, we would incur similar non-cash charges.

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

Following is a table summarizing our results of operations for the years ended December 31, 2004 and 2003, after which we present a narrative discussion and analysis:

	Year Ended December 31,
	2004	2003*
Revenues:
Simulation and Security Division	$21,464,406	$8,022,026
Armor Division	17,988,687	3,435,716
Battery and Power Systems Division	10,500,753	5,868,899
	$49,953,846	$17,326,641
Cost of revenues:
Simulation and Security Division	$11,739,690	$3,944,701
Armor Division	15,449,084	2,621,550
Battery and Power Systems Division	6,822,320	4,521,589
	$34,011,094	$11,087,840
Research and development expenses:
Simulation and Security Division	$395,636	$132,615
Armor Division	17,065	84,186
Battery and Power Systems Division	1,318,678	836,607
	$1,731,379	$1,053,408
Sales and marketing expenses:
Simulation and Security Division	$3,185,001	$2,237,386
Armor Division	565,981	180,631
Battery and Power Systems Division	1,171,235	926,872
All Other	-	187,747
	$4,922,217	$3,532,636
General and administrative expenses:
Simulation and Security Division	$2,852,969	$1,001,404
Armor Division	1,323,982	518,053
Battery and Power Systems Division	965,058	188,655
All Other	5,514,857	4,149,764
	$10,656,866	$5,857,876

	Year Ended December 31,
	2004	2003*
Financial expense (income):
Simulation and Security Division	$27,842	$(119,750)
Armor Division	13,503	(19,918)
Battery and Power Systems Division	54,511	7,936
All Other	4,133,109	4,170,441
	$4,228,965	$4,038,709
Tax expenses:
Simulation and Security Division	$77,811	$30,130
Armor Division	134,949	363,173
Battery and Power Systems Division	320,878	-
All Other	52,471	2,890
	$586,109	$396,193
Amortization of intangible assets and impairment losses:
Simulation and Security Division	$1,643,682	$720,410
Armor Division	661,914	144,500
Battery and Power Systems Division	509,239	-
	$2,814,835	$864,910
Minority interest in loss (profit) of subsidiaries:
Simulation and Security Division	$-	$-
Armor Division	(44,694)	156,900
Battery and Power Systems Division	-	-
	$(44,694)	$156,900
Loss from continuing operations:
Simulation and Security Division	$1,541,775	$75,130
Armor Division	(222,485)	(299,559)
Battery and Power Systems Division	(661,166)	(612,760)
All Other	(9,700,437)	(8,510,842)
	$(9,042,313)	$(9,348,031)
Income from discontinued operations:
Simulation and Security Division	$-	$-
Armor Division	-	-
Battery and Power Systems Division	-	110,410
	$-	$110,410
Net loss:
Simulation and Security Division	$1,541,775	$75,130
Armor Division	(222,485)	(299,559)
Battery and Power Systems Division	(661,166)	(502,350)
All Other	(9,700,437)	(8,510,842)
	$(9,042,313)	$(9,237,621)

	Year Ended December 31,
	2004	2003*
Revenues:
Simulation and Security Division	$21,464,406	$8,022,026
Armor Division	17,988,687	3,435,716
Battery and Power Systems Division	10,500,753	5,868,899
	$49,953,846	$17,326,641
Cost of revenues:
Simulation and Security Division	$11,739,690	$3,944,701
Armor Division	15,449,084	2,621,550
Battery and Power Systems Division	6,822,320	4,521,589
	$34,011,094	$11,087,840
Research and development expenses:
Simulation and Security Division	$395,636	$132,615
Armor Division	17,065	84,186
Battery and Power Systems Division	1,318,678	836,607
	$1,731,379	$1,053,408
Sales and marketing expenses:
Simulation and Security Division	$3,185,001	$2,237,386
Armor Division	565,981	180,631
Battery and Power Systems Division	1,171,235	926,872
All Other	-	187,747
	$4,922,217	$3,532,636
General and administrative expenses:
Simulation and Security Division	$2,852,969	$1,001,404
Armor Division	1,323,982	518,053
Battery and Power Systems Division	965,058	188,655
All Other	5,514,857	4,149,764
	$10,656,866	$5,857,876

* Restated (see Note 1.b. of Notes to Consolidated Financial Statements).

Fiscal Year 2004 compared to Fiscal Year 2003

Revenues. During 2004, we recognized revenues as follows:

➢	From the sale of interactive training systems and from the provision of warranty services in connection with such systems (FAAC and IES);

➢	From payments under armor contracts and for service and repair of armored vehicles (AoA and MDT);

➢	From the sale of batteries, chargers and adapters to the military, and under certain development contracts with the U.S. Army (EFB and Epsilor);

➢	From the sale of lifejacket lights (EFL); and

➢
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

Revenues from continuing operations for the year ended December 31, 2004 totaled $50.0 million, compared to $17.3 million for 2003, an increase of $32.6 million, or 188%. This increase was primarily attributable to the following factors:

➢	Increased revenues from vehicle armoring; and

➢	Revenues generated by FAAC, Epsilor and AoA in 2004 that were not present in 2003.

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

General and administrative expenses. General and administrative expenses for 2004 were $10.7 million, compared to $5.9 million in 2003, an increase of $4.8 million, or 82%. This increase was primarily attributable to the following factors:

➢	The inclusion of the general and administrative expenses of FAAC, Epsilor and AoA in our results for 2004 ($2.4 million);

➢	Expenses in 2004 in connection with grant of options and shares to employees that were not present in 2003 ($830,000);

➢	Costs associated with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 that were not present in 2003 ($150,000); and

➢
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

These increases were offset to some extent by:

➢	Expenses in 2003 in connection with a litigation settlement agreement that were not present in 2004 ($700,000); and

➢	Amortization of legal and consulting expenses in 2003 in connection with our convertible debentures that were lower (by $260,000) than in 2004.

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

Income taxes. We and certain of our subsidiaries incurred net operating losses during 2004 and, accordingly, we were not required to make any provision for income taxes. With respect to some of our subsidiaries that operated at a net profit during 2004, we were able to offset federal taxes against our net operating loss carry forwards. We recorded a total of $586,000 in tax expenses in 2004, with respect to certain of our subsidiaries that operated at a net profit during 2004 and we are not able to offset their taxes against our net operating loss carry forwards and with respect to state taxes. In 2003, tax expenses were recorded with respect to MDT’s taxable income. Out of the $586,000 tax expense that we recorded in 2004, $84,000 was related to prior years and $(37,000) represented income from deferred taxes, net.

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

Fiscal Year 2003 compared to Fiscal Year 2002

Revenues. During 2003, we (through our subsidiaries) recognized revenues as follows:

➢	IES recognized revenues from the sale of interactive use-of-force training systems and from the provision of warranty services in connection with such systems;

➢	MDT recognized revenues from payments under vehicle armoring contracts and for service and repair of armored vehicles;

➢	EFB recognized revenues from the sale of batteries and adapters to the military, and under certain development contracts with the U.S. Army;

➢	Arocon recognized revenues under consulting agreements; and

➢
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

Sales and marketing expenses. Sales and marketing expenses for 2003 were $3.5 million, compared to $1.3 million in 2002, an increase of $2.2 million, or 170%. This increase was primarily attributable to the following factors:

➢	The inclusion of the sales and marketing expenses of IES and MDT in our results for the full year of 2003 but only part of 2002;

➢	An increase in IES’s sales activity during 2003, which resulted in both increased sales and increased sales and marketing expenses during 2003; and

➢	We incurred expenses for consultants in the amount of $810,000 in connection with our CECOM battery program with the U.S. Army and $345,000 in connection with our security consulting business.

General and administrative expenses. General and administrative expenses for 2003 were $5.9 million, compared to $4.0 million in 2002, an increase of $1.8 million, or 46%. This increase was primarily attributable to the following factors:

➢	The inclusion of the general and administrative expenses of IES and MDT in our results for the full year of 2003 but only part of 2002;

➢	Expenses in 2003 in connection with a litigation settlement agreement, in the amount of $714,000, that were not present in 2002;

➢	Expenses in 2003 in connection with warrant grants, in the amount of $199,500, that were not present in 2002;

➢	Legal and consulting expenses in 2003 in connection with our convertible debentures, in the amount of $484,000, that were not present in 2002; and

➢
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

Tax expenses. We and our Israeli subsidiary EFL incurred net operating losses during 2003 and 2002 and, accordingly, we were not required to make any provision for income taxes. MDT and IES had taxable income, and accordingly we were required to make provision for income taxes in the amount of $396,000 in 2003. We were able to offset IES’s federal taxes against our loss carryforwards. In 2002 we did not accrue any tax expenses due to our belief that we would be able to utilize our loss carryforwards against MDT’s taxable income, estimation was revised in 2003. Of the amount accrued in 2003, approximately $352,000 was accrued on account of income in 2002.

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

Profit (loss) from discontinued operations. In the third quarter of 2002, we decided to discontinue operations relating to the retail sales of our consumer battery products. Accordingly, all revenues and expenses related to this segment have been presented in our consolidated statements of operations for the years ended December 31, 2003 and 2002 in an item entitled “Loss from discontinued opera-tions.”

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

Effective Corporate Tax Rate

We and certain of our subsidiaries incurred net operating losses during the years ended December 31, 2002, 2003 and 2004, and accordingly no provision for income taxes was required. With respect to some of our U.S. subsidiaries that operated at a net profit during 2004, we were able to offset federal taxes against our net operating loss carryforward, which amounted to $23 million as of December 31, 2004. These subsidiaries are, however, subject to state taxes that cannot be offset against our net operating loss carryforward. With respect to certain of our Israeli subsidiaries that operated at a net profit during 2004, we were unable to offset their taxes against our net operating loss carryforward, and we are therefore exposed to Israeli taxes, at a rate of up to 35% (less, in the case of companies that have “approved enterprise” status as discussed in Note 15 to the Notes to Financial Statements).

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

Contractual Obligations

The following table lists our contractual obligations and commitments as of December 31, 2004, not including trade payables and other accounts payable:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt*	$5,558,391	$-	$5,558,391	$-	$-
Short-term debt**	$13,766,677	$13,766,677	$-	$-	$-
Operating lease obligations	$1,427,965	$762,636	$641,017	$24,312	$-
Severance obligations***	$1,642,801	$223,333	$1,240,871	$-	$178,597

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

•
we must dedicate a portion of our cash flows from operations to pay debt service costs and, as a result, we have less funds available for operations, future acquisitions of consumer receivable portfolios, and other purposes;

•	it may be more difficult and expensive to obtain additional funds through financings, if available at all;

•
we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

•	if we default under any of our existing debt instruments or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

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

Prior to the acquisitions of IES and MDT in 2002 and the acquisitions of FAAC and Epsilor in January 2004 and AoA in August 2004, our primary business was the marketing and sale of products based on primary and refuelable Zinc-Air fuel cell technology and advancements in battery technology for defense and security products and other military applications, electric vehicles and consumer electronics. As a result of our acquisitions, a substantial component of our business is the marketing and sale of hi-tech multimedia and interactive training solutions and sophisticated lightweight materials and advanced engineering processes used to armor vehicles. These are relatively new businesses for us and our management group has limited experience operating these types of businesses. Although we have retained our acquired companies’ management personnel, we cannot assure that such personnel will continue to work for us or that we will be successful in managing these new businesses. If we are unable to successfully operate these new businesses, our business, financial condition and results of operations could be materially impaired.

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

Many of the customers of IES, FAAC and AoA to date have been in the public sector of the U.S., including the federal, state and local governments, and in the public sectors of a number of other countries, and most of MDT’s customers have been in the public sector in Israel, in particular the Ministry of Defense. Additionally, all of EFB’s sales to date of battery products for the military and defense sectors have been in the public sector in the United States. A significant decrease in the overall level or allocation of defense or law enforcement spending in the U.S. or other countries could reduce our revenues and have a material adverse effect on our future results of operations and financial condition. MDT has already experienced a slowdown in orders from the Ministry of Defense due to budget constraints and a requirement of U.S. aid to Israel that a substantial proportion of such aid be spent in the U.S., where MDT has only recently opened a factory.

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

Our defense and commercial businesses must comply with and are affected by various government regulations that impact our operating costs, profit margins and our internal organization and operation of our businesses. Among the most significant regulations are the following:

•	the U.S. Federal Acquisition Regulations, which regulate the formation, administration and performance of government contracts;

•	the U.S. Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations; and

•	the U.S. Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based government contracts.

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

U.S. military contracts account for a significant portion of our business. The U.S. military funds these contracts in annual increments. These contracts require subsequent authorization and appropriation that may not occur or that may be greater than or less than the total amount of the contract. Changes in the U.S. military’s budget, spending allocations and the timing of such spending could adversely affect our ability to receive future contracts. None of our contracts with the U.S. military has a minimum purchase commitment, and the U.S. military generally has the right to cancel its contracts unilaterally without prior notice. We manufacture for the U.S. aircraft and land vehicle armor systems, protective equipment for military personnel and other technologies used to protect soldiers in a variety of life-threatening or catastrophic situations, and batteries for communications devices. The loss of, or a significant reduction in, U.S. military business for our aircraft and land vehicle armor systems, other protective equipment, or batteries could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

The raw materials that we use in manufacturing our armor products include Kevlar®, a patented product of E.I. du Pont de Nemours Co., Inc. We purchase Kevlar in the form of woven cloth from various independent weaving companies. In the event Du Pont and/or these independent weaving companies were to cease, for any reason, to produce or sell Kevlar to us, we might be unable to replace it with a material of like weight and strength, or at all. Thus, if our supply of Kevlar were materially reduced or cut off or if there were a material increase in the price of Kevlar, our manufacturing operations could be adversely affected and our costs increased, and our business, financial condition and results of operations could be materially adversely affected.

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

Our defense and security products compete with other manufacturers of specialized training systems, including Firearms Training Systems, Inc., a producer of interactive simulation systems designed to provide training in the handling and use of small and supporting arms. In addition, we compete with manufacturers and developers of armor for cars and vans, including O’Gara-Hess & Eisenhardt, a division of Armor Holdings, Inc.

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

The market price of our common stock has been volatile in the past and may change rapidly in the future. The following factors, among others, may cause significant volatility in our stock price:

•	Announcements by us, our competitors or our customers;

•	The introduction of new or enhanced products and services by us or our competitors;

•	Changes in the perceived ability to commercialize our technology compared to that of our competitors;

•	Rumors relating to our competitors or us;

•	Actual or anticipated fluctuations in our operating results;

•	The issuance of our securities, including warrants, in connection with financings and acquisitions; and

•	General market or economic conditions.

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

Although we would have the opportunity to appeal any potential delisting, there can be no assurances that this appeal would be resolved favorably. As a result, there can be no assurance that our common stock will remain listed on the Nasdaq National Market. If our common stock were to be delisted from the Nasdaq National Market, we might apply to be listed on the Nasdaq SmallCap market; however, there can be no assurance that we would be approved for listing on the Nasdaq SmallCap market, which has the same $1.00 minimum bid and other similar requirements as the Nasdaq National Market. If we were to move to the Nasdaq SmallCap market, current Nasdaq regulations would give us the opportunity to obtain an additional 180-day grace period and an additional 90-day grace period after that if we meet certain net income, stockholders’ equity or market capitalization criteria. While our stock would continue to trade on the over-the-counter bulletin board following any delisting from the Nasdaq, any such delisting of our common stock could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public equity markets.

In addition, if we fail to maintain Nasdaq listing for our securities, and no other exclusion from the definition of a “penny stock” under the Securities Exchange Act of 1934, as amended, is available, then any broker engaging in a transaction in our securities would be required to provide any customer with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market values of our securities held in the customer’s account. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer’s confirmation. If brokers become subject to the “penny stock” rules when engaging in transactions in our securities, they would become less willing to engage in transactions, thereby making it more difficult for our stockholders to dispose of their shares.

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

Pursuant to Securities and Exchange Commission Release No. 34-50754, which, subject to certain conditions, provides up to 45 additional days beyond the due date of this Form 10-K for the filing of management’s annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K, and the related attestation report of the independent registered public accounting firm, as required by Item 308(b) of Regulation S-K, management’s report on internal control over financial reporting and the associated report on the audit of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, are not filed herein and are expected to be filed no later than May 2, 2005.

The internal control report must contain (i) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting.

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

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in material mis-statements in our financial statements, harm our operating results, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

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

Provisions of our amended and restated certificate of incorporation may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. These provisions:

•	divide our board of directors into three classes serving staggered three-year terms;

•	only permit removal of directors by stockholders “for cause,” and require the affirmative vote of at least 85% of the outstanding common stock to so remove; and

•	allow us to issue preferred stock without any vote or further action by the stockholders.

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

The offices and facilities of three of our subsidiaries, EFL, MDT and Epsilor, are located in Israel (in Beit Shemesh, Lod and Dimona, respectively, all of which are within Israel’s pre-1967 borders). Most of our senior management is located at EFL’s facilities. Although we expect that most of our sales will be made to customers outside Israel, we are nonetheless directly affected by economic, political and military conditions in that country. Accordingly, any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel.

Historically, Arab states have boycotted any direct trade with Israel and to varying degrees have imposed a secondary boycott on any company carrying on trade with or doing business in Israel. Although in October 1994, the states comprising the Gulf Cooperation Council (Saudi Arabia, the United Arab Emirates, Kuwait, Dubai, Bahrain and Oman) announced that they would no longer adhere to the secondary boycott against Israel, and Israel has entered into certain agreements with Egypt, Jordan, the Palestine Liberation Organization and the Palestinian Authority, Israel has not entered into any peace arrangement with Syria or Lebanon. Moreover, since September 2000, there has been a significant deterioration in Israel’s relationship with the Palestinian Authority, and a significant increase in terror and violence. Efforts to resolve the problem have failed to result in an agreeable solution. Continued hostilities between the Palestinian community and Israel and any failure to settle the conflict may have a material adverse effect on our business and us. Moreover, the current political and security situation in the region has already had an adverse effect on the economy of Israel, which in turn may have an adverse effect on us.

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

Israeli law governs some of our agreements, such as our lease agreements on our subsidiaries’ premises in Israel, and the agreements pursuant to which we purchased IES, MDT and Epsilor. While Israeli law differs in certain respects from American law, we do not believe that these differences materially adversely affect our rights or remedies under these agreements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements
Page
Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-6
Statements of Changes in Shareholders’ Equity	F-7
Consolidated Statements of Cash Flows	F-10
Notes to Consolidated Financial Statements	F-14
Supplementary Financial Data
Quarterly Financial Data (unaudited) for the two years ended December 31, 2004	F-61
Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts	F-62

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our periodic reports that we file with the SEC. These disclosure controls and procedures are intended to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objective of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of December 31, 2004, and solely because of the material weaknesses described below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management, including our principal executive and financial officers, is responsible for establishing and maintaining adequate internal control over our financial reporting. Our management has evaluated the effectiveness of our internal controls, pursuant to the requirements of Sarbanes-Oxley Section 404, as of the end of the period covered by this Annual Report on Form 10-K for December 31, 2004. In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control - Integrated Framework. In accordance with the rules of the SEC, we did not assess the internal control over financial reporting of Armour of America, Incorporated, which we acquired in August 2004, financial statements of which reflect total assets of 4% of our consolidated assets as of December 31, 2004, and total revenues of 5% of our consolidated revenues for the year then ended. In our Annual Report on Form 10-K for the year ending December 31, 2005, we will be required to provide an assessment of our compliance that takes into account an assessment of Armour of America, Incorporated and all of our other currently existing subsidiaries as of December 31, 2005.

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

As a result of the restatement referred to in the preceding paragraph, we have identified material weaknesses for inadequate controls related to the financial statement close process, convertible debentures and share capital processes as it applies to non-routine and highly complex financial transactions. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses arise from insufficient staff with technical accounting expertise to independently apply our accounting policies, as they relate to non-routine and highly complex transactions, in accordance with U.S. generally accepted accounting principles. Management has identified that due to the reasons described above, we did not consistently follow established internal control over financial reporting procedures related to the analysis, documentation and review of selection of the appropriate accounting treatment for non-routine and highly complex transactions. Because of these material weaknesses, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria in Internal Control-Integrated Framework.

The foregoing management assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by Kost, Forer, Gabbay and Kassierer, a member of Ernst & Young Global, the registered public accounting firm that audited the financial statements included in our annual report, as stated in their report which is included below.

Management’s Response to the Material Weaknesses

In response to the material weaknesses described above, we have undertaken to take the following initiatives with respect to our internal controls and procedures that we believe are reasonably likely to improve and materially affect our internal control over financial reporting. We anticipate that remediation will be continuing throughout fiscal 2005, during which we expect to continue pursuing appropriate corrective actions, including the following:

➢	Preparing appropriate written documentation of our financial control procedures;

➢	Adding additional qualified staff to our finance department;

➢	Scheduling training for accounting staff to heighten awareness of generally accepted accounting principles applicable to complex transactions;

➢	Strengthening our internal review procedures in conjunction with our ongoing work to enhance our internal controls so as to enable us to identify and adjust items proactively;

➢
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

➢	Implementing the recommendations of our outside accounting consultants.

Our management and Audit Committee will monitor closely the implementation of our remediation plan. The effectiveness of the steps we intend to implement is subject to continued management review, as well as Audit Committee oversight, and we may make additional changes to our internal control over financial reporting.

We cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting. We currently are unable to determine when the above-mentioned material weaknesses will be fully remediated. However, because remediation will not be completed until we have added finance staff and strengthened pertinent controls, we presently anticipate that we will report in our Quarterly Report on Form 10-Q for the second quarter of fiscal 2005 that material weaknesses continue to exist.

Changes in Internal Controls Over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this amended report:

(1)	Financial Statements - See Index to Financial Statements on page above.

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

(3)
Exhibits - The following Exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

Exhibit No.	Description
*23.1	Consent of Kost, Forer, Gabbay & Kassierer, a member of Ernst & Young Global
*23.2	Consent of Stark Winter Schenkein & Co., LLP
*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on August   15  , 2005.

AROTECH CORPORATION

By:	/s/ Robert S. Ehrlich
Name: Robert S. Ehrlich
Title: Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert S. Ehrlich Robert S. Ehrlich	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	August 15 , 2005
/s/ Avihai Shen Avihai Shen	Vice President - Finance (Principal Financial Officer)	August 15 , 2005
/s/ Danny Waldner Danny Waldner	Controller (Principal Accounting Officer)	August 15 , 2005
/s/ Steven Esses Steven Esses	Executive Vice President, Chief Operating Officer and Director	August 15 , 2005
/s/ Jay M. Eastman Dr. Jay M. Eastman	Director	August 15 , 2005
/s/ Lawrence M. Miller Lawrence M. Miller	Director	August 15 , 2005
Jack E. Rosenfeld	Director	August , 2005
/s/ Seymour Jones Seymour Jones	Director	August 15 , 2005
Edward J. Borey	Director	August , 2005

AROTECH CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2004

IN U.S. DOLLARS

INDEX

Page

Reports of Independent Registered Public Accounting Firms	2 - 3
Consolidated Balance Sheets	4 - 5
Consolidated Statements of Operations	6
Statements of Changes in Stockholders’ Equity	7 - 9
Consolidated Statements of Cash Flows	10 - 13
Notes to Consolidated Financial Statements	14 - 60

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

AROTECH CORPORATION

We have audited the accompanying consolidated balance sheets of Arotech Corporation (the “Company”) and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in Item 15(a)(2) of the Company’s 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of “Armor of America,” a wholly-owned subsidiary of the Company, financial statements of which reflect total assets of 4% of the consolidated assets of the Company as of December 31, 2004, and total revenues of 5% of the consolidated revenues of the Company for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the data included for this subsidiary, is based solely on the report of the other auditors.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

AROTECH CORPORATION

We have audited management’s assessment, included in the accompanying “Report of Management on Internal Control Over Financial Reporting,” that Arotech Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses in internal controls related to the financial statement close process, the convertible debentures and share capital processes as it applies to non-routine and highly complex financial transactions, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Arotech Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment. Management identified material weaknesses for inadequate controls related to the financial statement close process, convertible debentures and share capital processes as it applies to non-routine and highly complex financial transactions. The material weaknesses arise from insufficient staff with technical accounting expertise to independently apply the Company’s accounting policies, as they relate to non-routine and highly complex transactions, in accordance with U.S. generally accepted accounting principles (“GAAP”). Management has identified that due to the reasons described above, the Company did not consistently follow established internal control over financial reporting procedures related to the analysis, documentation and review of selection of the appropriate accounting treatment for non-routine and highly complex transactions. These material weaknesses resulted in a restatement of the 2003 consolidated financial statements and quarterly unaudited consolidated financial statements for each of the quarters through September 30, 2004 and related to the errors in the appropriate accounting treatment to be applied to (i) re-pricing of warrants and grant of additional warrants to certain investors and others, and (ii) amortization of debt discount arising from the allocation of the debt discount between the convertible debentures and their detachable warrants. The net effect of these errors, which generally related to the timing and characterization of certain non-cash expenses, was (i) to increase net loss attributable to common stockholders for 2003 by approximately $579,000 and to decrease net loss for the first half of 2004 by approximately $608,000, and (ii) to decrease net loss attributable to common stockholders for the nine and three months ended September 30, 2004 by approximately $1,583,778 and $976,129, respectively. The above material weaknesses resulted in the material misstatement of amount of convertible debentures, finance expenses related to convertible debentures and stockholders’ equity.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2004 consolidated financial statements, and this report does not affect our report dated March 24, 2005 on those consolidated financial statements.

As indicated in the accompanying “Report of Management on Internal Control Over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Armour of America Inc., a wholly-owned subsidiary whose total assets and total revenues represent 4% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004, which was acquired by the Company in a purchase business combination during 2004. Our audit of internal control over financial reporting of Arotech Corporation also did not include an evaluation of the internal control over financial reporting of Armour of America Inc.

In our opinion, management’s assessment that Arotech Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Arotech Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

Tel-Aviv, Israel	KOST, FORER, GABBAY & KASIERER
April 21, 2005	A Member of Ernst & Young Global

Stark ♦ Winter ♦ Schenkein

Report of Independent Registered Public Accounting Firm

To the Shareholder
Armour of America, Inc.
Gardena, California

We have audited the accompanying balance sheets of Armour of America, Inc. as of December 31, 2004, and the related statements of income, stockholder’s equity and cash flows for the period August 11, 2004 to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Armour of America, Inc. as of December 31, 2004, and the results of its operations, stockholder’s equity and cash flows for the period August 11, 2004 to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
January 31, 2005

Stark ♦ Winter ♦ Schenkein & Co., LLP ♦ Certified Public Accountants ♦ Financial Consultants

7535 East Hampden Avenue ♦ Suite 109 ♦ Denver, Colorado 80231
Phone: 303.694.6700 ♦ Fax: 303.694.6761 ♦ Toll Free: 888.766.3985 ♦ www.swscpas.com

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In U.S. dollars

	December 31,
	2004	2003*

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,734,512	$13,685,125
Restricted collateral deposits and restricted held-to-maturity securities	6,962,110	706,180
Available for sale marketable securities	135,568	-
Trade receivables (net of allowance for doubtful accounts in the amounts of $55,394 and $61,282 as of December 31, 2004 and 2003, respectively)	8,266,880	4,706,423

Unbilled receivables	2,881,468	-
Other accounts receivable and prepaid expenses	1,339,393	1,187,371
Inventories	7,277,301	1,914,748
Assets of discontinued operations	-	66,068

Total current assets	33,597,232	22,265,915

SEVERANCE PAY FUND	1,980,047	1,023,342

RESTRICTED DEPOSITS	4,000,000	-

PROPERTY AND EQUIPMENT, NET	4,600,691	2,292,741

OTHER INTANGIBLE ASSETS, NET	14,368,701	2,375,195

GOODWILL	39,745,516	5,064,555

	$98,292,187	$33,021,748

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In U.S. dollars

	December 31,
	2004	2003*

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$6,177,546	$1,967,448
Other accounts payable and accrued expenses	5,818,188	4,030,411 **
Current portion of promissory notes due to purchase of subsidiaries	13,585,325	150,000
Short term bank credit and current portion of long term loans	181,352	40,849
Deferred revenues	618,229	140,936 **
Liabilities of discontinued operations	-	380,108

Total current liabilities	26,380,640	6,709,752

LONG TERM LIABILITIES
Accrued severance pay	3,422,951	2,814,492
Convertible debenture	1,754,803	1,450,194
Deferred revenues	163,781	220,143
Long term loan	20,891	-
Long-term portion of promissory note due to purchase of subsidiaries	980,296	150,000

Total long-term liabilities	6,342,722	4,634,829

COMMITMENTS AND CONTINGENT LIABILITIES (Note 12)

MINORITY INTEREST	95,842	51,290

STOCKHOLDERS’ EQUITY:
Share capital -
Common stock - $0.01 par value each;
Authorized: 250,000,000 shares and 100,000,000 shares as of December 31, 2004 and 2003, respectively; Issued: 80,576,902 shares and 47,972,407 shares as of December 31, 2004 and 2003, respectively; Outstanding - 80,021,569 shares and 47,417,074 shares as of December 31, 2004 and 2003, respectively	805,769	479,726
Preferred shares - $0.01 par value each;
Authorized: 1,000,000 shares as of December 31, 2004 and 2003; No shares issued and outstanding as of December 31, 2004 and 2003	-	-
Additional paid-in capital	189,266,704	135,702,413
Accumulated deficit	(118,953,553)	(109,911,240)
Deferred stock compensation	(1,258,295)	(8,464)
Treasury stock, at cost (common stock - 555,333 shares as of December 31, 2004 and 2003)	(3,537,106)	(3,537,106)
Notes receivable from stockholders	(1,222,871)	(1,203,881)
Accumulated other comprehensive income	372,335	104,429

Total stockholders’ equity	65,472,983	21,625,877

	$98,292,187	$33,021,748

* Restated (see Note 1.b.).
** Reclassified.

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

In U.S. dollars

	Year ended December 31,
	2004	2003*	2002

Revenues	$49,953,846	$17,326,641	$6,406,739

Cost of revenues	34,011,094	11,087,840	4,421,748

Gross profit	15,942,752	6,238,801	1,984,991

Operating expenses:
Research and development, net	1,731,379	1,053,408	685,919
Selling and marketing expenses	4,922,217	3,532,636	1,309,669
General and administrative expenses	10,656,866	5,857,876	4,023,103
Amortization of intangible assets and impairment losses	2,814,835	864,910	623,543
In-process research and development write-off	-	-	26,000

Total operating costs and expenses	20,125,297	11,308,830	6,668,234

Operating loss	(4,182,545)	(5,070,029)	(4,683,243)
Financial income (expenses), net	(4,228,965)	(4,038,709)	100,451

Loss before minorities interests in loss (earnings) of a subsidiaries and tax expenses	(8,411,510)	(9,108,738)	(4,582,792)
Income taxes	(586,109)	(396,193)	-
Minorities interests in loss (earnings) of a subsidiaries	(44,694)	156,900	(355,360)
Loss from continuing operations	(9,042,313)	(9,348,031)	(4,938,152)

Income (loss) from discontinued operations (including loss on disposal of $4,446,684 during 2002)	-	110,410	(13,566,206)
Net loss	$(9,042,313)	$(9,237,621)	$(18,504,358)

Deemed dividend to certain stockholders	$(3,328,952)	$(350,000)	$-

Net loss attributable to common stockholders	$(12,371,265)	$(9,587,621)	$(18,504,358)

Basic and diluted net loss per share from continuing operations	$(0.13)	$(0.24)	$(0.15)
Basic and diluted net loss per share from discontinued operations	$0.00	$0.00	$(0.42)
Basic and diluted net loss per share	$(0.18)	$(0.25)	$(0.57)

Weighted average number of shares used in computing basic and diluted net loss per share	69,933,057	38,890,174	32,381,502

* Restated (see Note 1.b.).

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In U.S. dollars

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Deferred stock compensation	Treasury stock	Notes receivable from stockholders	Accumulated other comprehensive loss	Total comprehensive loss	Total stockholders’ equity
Balance as of January 1, 2002	29,059,469	$290,596	$105,686,909	$(82,169,261)	$(18,000)	$(3,537,106)	$(845,081)	$-		$19,408,057
Adjustment of notes from stockholders							(178,579)			(178,579)
Repayment of notes from employees							43,308			43,308
Issuance of shares to investors	2,041,176	20,412	3,209,588							3,230,000
Issuance of shares to service providers	368,468	3,685	539,068							542,753
Issuance of shares to lender in respect of prepaid interest expenses	387,301	3,873	232,377							236,250
Exercise of options by employees	191,542	1,915	184,435				(36,500)			149,850
Amortization of deferred stock com-pensation					6,000					6,000
Stock compensation re-lated to options issued to employees	13,000	130	12,870							13,000
Issuance of shares in respect of acquisition	3,640,638	36,406	4,056,600							4,093,006
Accrued interest on notes re-ceivable			160,737				(160,737)			-
Other comprehensive loss Foreign currency translation adjustment								(1,786)	$(1,786)	(1,786)
Net loss				(18,504,358)					(18,504,358)	(18,504,358)
Total comprehensive loss									$(18,506,144)

Balance as of December 31, 2002	35,701,594	$357,017	$114,082,584	$(100,673,619)	$(12,000)	$(3,537,106)	$(1,177,589)	$(1,786)		$9,037,501

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Deferred stock compensation	Treasury stock	Notes receivable from stockholders	Accumulated other comprehensive loss	Total comprehensive loss	Total stockholders’ equity
Balance as of January 1, 2003*	35,701,594	$357,017	$114,082,584	$(100,673,619)	$(12,000)	$(3,537,106)	$(1,177,589)	$(1,786)		$9,037,501
Compensation related to warrants issued to the holders of convertible debentures			5,157,500							5,157,500
Compensation related to beneficial conversion feature of convertible debentures			5,695,543							5,695,543
Issuance of shares on conversion of convertible debentures	6,969,605	69,696	6,064,981				(9,677)			6,125,000
Issuance of shares on exercise of warrants	3,682,997	36,831	3,259,422							3,296,253
Issuance of shares to consultants	223,600	2,236	159,711							161,947
Compensation related to grant and reprcing of warrants and options issued to consultants			229,259							229,259
Compensation related to non-recourse loan granted to shareholder			38,500							38,500
Deferred stock compensation			4,750		(4,750)					-
Amortization of deferred stock compensation					8,286					8,286
Exercise of options by employees	689,640	6,896	426,668							433,564
Exercise of options by consultants	15,000	150	7,200							7,350
Conversion of convertible promissory note	563,971	5,640	438,720							444,360
Increase in investment in subsidiary against common stock issuance	126,000	1,260	120,960							122,220
Accrued interest on notes receivable from stockholders			16,615				(16,615)			-
Other comprehensive income - foreign currency translation adjustment								106,215	$106,215	106,215
Net loss				(9,237,621)					(9,237,621)	(9,237,621)
									$(9,131,406)
Balance as of December 31, 2003	47,972,407	$479,726	$135,702,413	$(109,911,240)	$(8,464)	$(3,537,106)	$(1,203,881)	$104,429		$21,625,877

* Restated (see Note 1.b.).

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
In U.S. dollars

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Deferred stock compensation	Treasury stock	Notes receivable from stockholders	Accumulated other comprehensive loss	Total comprehensive loss	Total stockholders’ equity
Balance as of January 1, 2004	47,972,407	$479,726	$135,702,413	$(109,911,240)	$(8,464)	$(3,537,106)	$(1,203,881)	$104,429		$21,625,877
Issuance of shares, net	14,138,491	141,384	24,252,939							24,394,323
Issuance of shares and warrants due to settlement of litigation	450,000	4,500	1,244,328							1,248,828
Issuance of shares to employees	40,000	400	92,800							93,200
Conversion of convertible debentures	3,843,728	38,437	3,754,279							3,792,716
Exercise of warrants by investors and others	11,363,342	113,633	19,119,638							19,233,271
Issuance of shares to consultants	90,215	902	198,489							199,391
Reclassification to liability in connection with warrants granted			(10,841,020)							(10,841,020)
Reclassification of liability to equity related to the fair value of warrants			10,514,181							10,514,181
Compensation related to non-recourse loan granted to shareholder			(10,000)							(10,000)
Deferred stock compensation related to options and restricted stock	740,000	7,400	2,074,057		(2,081,457)					-
Amortization of deferred stock com-pensation					831,626					831,626
Exercise of options by employees	897,248	8,972	1,101,172							1,110,144
Exercise of options by consultants	37,615	376	50,799							51,175
Issuance of shares in respect of FAAC acquisition	1,003,856	10,039	1,993,639							2,003,678
Accrued interest on notes receivable from stockholders			18,990				(18,990)			-
Other comprehensive income - foreign currency translation adjustment								263,404	$263,404	263,404
Other comprehensive income - realized gain on available for sale marketable securities								4,502	4,502	4,502
Net loss				(9,042,313)					(9,042,313)	(9,042,313)
									$(8,774,407)
Balance as of December 31, 2004	80,576,902	$805,769	$189,266,704	$(118,953,553)	$(1,258,295)	$(3,537,106)	$(1,222,871)	$372,335		$65,472,983

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In U.S. dollars

	Year ended December 31,
	2004	2003*	2002
Cash flows from operating activities:
Net loss	$(9,042,313)	$(9,237,621)	$(18,504,358)
Less loss (profit) for the period from discontinued operations	-	(110,410)	13,566,206
Adjustments required to reconcile net loss to net cash used in operating activities:
Minorities interests in earnings (loss) of subsidiary	44,694	(156,900)	355,360
Depreciation	1,199,465	730,159	473,739
Amortization of intangible assets, capitalized software costs and impairment of intangible assets	2,888,226	879,311	623,543
Remeasurement of liability in connection to warrants granted	(326,839)	-	-
In-process research and development write-off	-	-	26,000
Accrued severance pay, net	(441,610)	3,693	(357,808)
Amortization of deferred stock compensation and compensation related to shares issued to employees	884,826	8,286	19,000
(Mark up) write-off of loans to stockholders	(32,397)	(12,519)	542,317
Write-off of inventories	121,322	96,350	116,008
Impairment of property and equipment	-	68,945	-
Amortization of compensation related to warrants issued to the holders of convertible debentures and beneficial conversion feature	4,142,109	3,928,237	-
Amortization of deferred charges related to convertible debentures issuance	222,732	483,713	-
Amortization of prepaid financial expenses	-	236,250	-
Stock-based compensation related to grant of new warrants and repricing of warrants granted to consultants	-	229,259	-
Stock-based compensation related to shares issued and to be issued to consultants and shares granted as a donation	89,078	161,947	-
Stock-based compensation related to non-recourse note granted to stockholder	(10,000)	38,500	-
Interest accrued on promissory notes due to acquisition	39,311	(66,793)	29,829
Interest accrued on restricted collateral deposits	(267,179)	-	(3,213)
Capital gain from sale of marketable securities	(4,247)	-	-
Amortization of premium related to restricted held to maturity securities	202,467	-	-
Capital gain from sale of property and equipment	(16,479)	(11,504)	(4,444)
Decrease (increase) in trade receivables	732,828	(820,137)	389,516
(Increase) decrease in other accounts receivable and prepaid expenses	(49,513)	40,520	257,218
Decrease in deferred tax assets	(89,823)	-	-
Increase in inventories	(2,040,854)	(193,222)	(520,408)
Increase in unbilled revenues	(1,581,080)	-	-

Decrease in deferred revenues	(91,271)	-	-
Decrease in trade payables	2,913,623	(986,022)	(62,536)
Increase (decrease) in other accounts payable and accrued expenses	(125,231)	1,677,668	(423,664)
Net cash used in operating activities from continuing operations (reconciled from continuing operations)	(638,155)	(3,012,290)	(3,477,695)

Net cash used in operating activities from discontinued operations (reconciled from discontinued operations)	(214,041)	(313,454)	(5,456,912)

Net cash used in operating activities	$(852,196)	$(3,325,744)	$(8,934,607)

* Restated. (see Note 1.b.)

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In U.S. dollars	Year ended December 31,
	2004	2003*	2002
Cash flows from investing activities:
Purchase of property and equipment	(1,659,688)	(580,949)	(314,876)
Increase in capitalized software costs	(365,350)	(209,616)	-
Loans granted to stockholders	(1,036)	(13,737)	(4,529)
Repayment of loans granted to stockholders	32,397	9,280	-
Proceeds from sale of property and equipment	114,275	16,753	8,199
Proceeds from sale of marketable securities	90,016	-	-
Investment in marketable securities	(89,204)	-	-
Acquisition of IES (1)	-	-	(2,958,083)
Acquisition of MDT (2)	-	-	(1,201,843)
Acquisition of Epsilor (3)	(7,190,777)	-	-
Acquisition of FAAC (4)	(12,129,103)	-	-
Acquisition of AoA (5)	(17,339,522)	-	-
Repayment of promissory notes related to acquisition of subsidiaries	(2,000,000)	(750,000)	-
Purchase of certain tangible and intangible assets	(150,000)	(196,331)	-
Increase in restricted cash and held to maturity securities	(9,809,091)	(72,840)	(595,341)
Net cash used in discontinued operations (purchase of property and equipment)	-	-	(290,650)
Net cash used in investing activities	(50,497,083)	(1,797,440)	(5,357,123)
Cash flows from financing activities:
Proceeds from issuance of shares, net	24,361,750	(6,900)	3,230,000
Proceeds from exercise of options to employees and consultants	1,148,819	440,914	113,350
Proceeds from exercise of warrants	19,233,271	3,296,254	-
Proceeds from issuance of convertible debentures, net	-	13,708,662	-
Payment of interest and principal on notes receivable from stockholders	-	-	43,308
Profit distribution to minority	-	-	(412,231)
Long term loan received	69,638	-	-
Repayment of long term loan	(65,674)	-	-
Increase (decrease) in short term bank credit	(376,783)	(74,158)	108,659
Payment on capital lease obligation	(4,145)	(4,427)	(5,584)
Net cash provided by financing activities	44,366,876	17,360,345	3,077,502
Increase (decrease) in cash and cash equivalents	(6,982,403)	12,237,161	(11,214,228)
Cash erosion due to exchange rate differences	31,790	(9,562)	-
Cash and cash equivalents at the beginning of the year	13,685,125	1,457,526	12,671,754
Cash and cash equivalents at the end of the year	$6,734,512	$13,685,125	$1,457,526
Supplementary information on non-cash transactions:
Issuance of shares and warrants against accrued expenses and restricted deposit	$1,310,394	$-	$-
Issuance of shares to consultants in respect of prepaid interest expenses	$-	$-	$236,250
Exercise of options against notes receivable	$-	$-	$36,500
Purchase of intangible assets against note receivable	$-	$300,000	$-
Increase of investment in subsidiary against issuance of shares of common stock	$-	$123,480	$-
Conversion of promissory note to shares of common stock	$-	$450,000	$-
Conversion of convertible debenture to shares of common stock	$3,837,500	$6,125,000	$-
Benefit due to convertible debentures and warrants	$-	$10,853,043	$-
Accrual for earn out in regard to subsidiary acquisition	$13,435,325	$-	$-
Supplemental disclosure of cash flows activities:
Cash paid during the year for:
Interest	$532,750	$39,412	$10,640
Taxes on income	$969,009	$527,053	$114,901

* Restated (see Note 1.b.).

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

In U.S. dollars

(1)
In July 2002, the Company acquired substantially all of the assets of I.E.S. Electronics Industries U.S.A., Inc. (“IES”). The net fair value of the assets acquired and the liabilities assumed, at the date of acquisition, was as follows:

Working capital, excluding cash and cash equivalents	$1,233,000
Property and equipment, net	396,776
Capital lease obligation	(15,526)
Technology	1,515,000
Existing contracts	46,000
Covenants not to compete	99,000
In process research and development	26,000
Customer list	527,000
Trademarks	439,000
Goodwill	4,032,726

8,298,976
Issuance of shares	(3,653,929)
Issuance of promissory note	(1,686,964)

$2,958,083

(2)
In July 2002, the Company acquired 51% of the outstanding ordinary shares of MDT Protective Industries Ltd. (“MDT”). The fair value of the assets acquired and liabilities assumed, at the date of acquisition, was as follows:

Working capital, excluding cash and cash and cash equivalents	$350,085
Property, and equipment, net	139,623
Minority rights	(300,043)
Technology	280,000
Customer base	285,000
Goodwill	886,255
1,640,920
Issuance of shares	(439,077)
$1,201,843

(3)
In January 2004, the Company acquired substantially all of the outstanding ordinary shares of Epsilor Electronic Industries, Ltd. (“Epsilor”). The net fair value of the assets acquired and the liabilities assumed, at the date of acquisition, was as follows:

Working capital, excluding cash and cash equivalents	$(849,992)
Property and equipment	709,847
Intangible assets and goodwill	10,284,407
10,144,262
Issuance of shares in respect to transaction costs	(12,500)
Issuance of promissory note *)	(2,940,985)
$7,190,777

*) During the year 2004 amount of $2,000,000 was repaid to the former shareholders of Epsilor.

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

In U.S. dollars

(4)
In January 2004, the Company acquired all of the outstanding common stock of FAAC Incorporated (“FAAC”). The net fair value of the assets acquired and the liabilities assumed at the date of acquisition was as follows:

Working capital, excluding cash and cash equivalents	$1,796,791
Property and equipment	263,669
Intangible assets and goodwill	25,507,646
27,568,106
Accrual of earn out payment	(13,435,325)
Issuance of shares, net	(2,003,678)
$12,129,103

(5)
In August 2004, the Company acquired all of the outstanding common stock of Armour of America, Incorporated (“AoA”). The net fair value of the assets acquired and the liabilities assumed at the date of acquisition was as follows:

Working capital, excluding cash and cash equivalents	$3,219,728
Property and equipment	997,148
Intangible assets and goodwill	13,122,646
$17,339,522

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:-  GENERAL

a. Arotech Corporation, f/k/a Electric Fuel Corporation (“Arotech” or the “Company”) and its subsidiaries are engaged in the development, manufacture and marketing of defense and security products, including advanced hi-tech multimedia and interactive digital solutions for training of military, law enforcement and security personnel and sophisticated lightweight materials and advanced engineering processes to armor vehicles, and in the design, development and commercialization of its proprietary zinc-air battery technology for electric vehicles and defense applications. The Company is primarily operating through IES Interactive Training, Inc. (“IES”), a wholly-owned subsidiary based in Littleton, Colorado; FAAC Corporation, a wholly-owned subsidiary based in Ann Arbor, Michigan, and FAAC’s 80%-owned United Kingdom subsidiary FAAC Limited; Electric Fuel Battery Corporation, a wholly-owned subsidiary based in Auburn, Alabama; Electric Fuel Ltd. (“EFL”) a wholly-owned subsidiary based in Beit Shemesh, Israel; Epsilor Electronic Industries, Ltd., a wholly-owned subsidiary located in Dimona, Israel; MDT Protective Industries, Ltd. (“MDT”), a majority-owned subsidiary based in Lod, Israel; MDT Armor Corporation, a majority-owned subsidiary based in Auburn, Alabama; and Armour of America, Incorporated, a wholly-owned subsidiary based in Los Angeles, California.

Revenues derived from the Company’s largest customers in 2004, 2003 and 2002 are described in Note 18.

b. Restatement of previously-issued financial statements:

During management’s review of the Company’s interim financial statements for the period ended September 30, 2004 the Company, after discussion with and based on a new and revised review of accounting treatment by its independent auditors, conducted a comprehen-sive review of the re-pricing of warrants and grant of new warrants to certain of its investors and others during 2003 and 2004. As a result of that review, the Company, upon recommendation of management and with the approval of the Audit Committee of the Board of Directors after discussion with the Company’s independent auditors, reconsidered the accounting related to these transactions and reclassified certain expenses as a deemed dividend, a non-cash item, instead of as general and administrative expenses due to the recognition of these transactions as capital transactions that should not be expensed. These restatements do not affect the balance sheet, the stockholders’ equity or the cash flow statements. In addition and as a result of the remeasurement described above, the Company has reviewed assumptions used in the calculation of fair value of all warrants granted during the year 2003. and recalculated its shares’ volatility while eliminating high fluctuation in the market price of the share in 2000 and 1999, due to certain announcements made by the Company related to the opening of its consumer battery operations (since terminated). As a result of this comprehensive review, the Company has decreased its general and administrative expenses in the amount of $150,000, related to warrants granted in a litigation settlement.

In addition, during management’s review of the Company’s interim financial statements for the period ended September 30, 2004, the Company also reviewed its calculation of amortization of debt discount attributable to the beneficial conversion feature associated with the convertible debentures. As a result of this review, the Company found errors which increased its financial expenses in the amount of $568,000 for the year ended December 31, 2003. The errors were related to the amortization of debt discount attributable to the warrants and their related convertible debentures, whereby the Company understated the amount of amortization for the year ended December 31, 2003 attributable to certain of the convertible debentures. See Note 13.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:- GENERAL (Cont.)

Similar errors were also noted in the Company’s interim financial statements in the three-month period ended June 30, 2003, the nine-month period ended September 30, 2003, and the three and six-month periods ended March 31 and June 30, 2004.

The annual and quarterly impacts of these restatements with respect to the year ended December 31, 2003 are summarized below:

Statement of Operations Data:

	For the Three Months ended June 30, 2004
	Previously Reported	Adjustment	As Restated
General and administrative expenses	$3,521,461	$(149,527)	$3,371,934
Operating loss	2,191,705	(149,527)	2,042,178
Financial expenses, net	1,985,576	167,235	2,152,811

Loss from continuing operations	4,378,415	17,708	4,396,123
Net loss	4,378,415	17,708	4,396,123

Basic and diluted net loss per share from continuing operations	$0.07	$0.00	$0.07
Basic and diluted net loss per share	$0.07	$0.00	$0.07

	For the Six Months ended June 30, 2004
	Previously Reported	Adjustment	As Restated
General and administrative expenses	$7,202,454	$(1,742,384)	$5,460,070
Operating loss	5,228,267	(1,742,384)	3,485,883
Financial expenses, net	3,259,530	(28,174)	3,231,356

Loss from continuing operations	8,684,570	(1,770,558)	6,914,012
Net loss	8,684,570	(1,770,558)	6,914,012
Deemed dividend to certain stockholders of common stock	-	1,163,000	1,163,000
Net loss attributable to common stockholders	$8,684,570	$(607,558)	$8,077,012

Basic and diluted net loss per share from continuing operations	$0.14	$(0.03)	$0.11
Basic and diluted net loss per share	$0.14	$(0.01)	$0.13

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:- GENERAL (Cont.)

	For the Three Months ended March 31, 2004
	Previously Reported	Adjustment	As Restated
General and administrative expenses	$3,680,993	$(1,592,857)	$2,088,136
Operating loss	3,036,562	(1,592,857)	1,443,705
Financial expenses, net	1,273,954	(195,409)	1,078,545

Loss from continuing operations	4,306,155	(1,788,266)	2,517,889
Net loss	4,306,155	(1,788,266)	2,517,889
Deemed dividend to certain stockholders of common stock	-	1,163,000	1,163,000
Net loss attributable to common stockholders	$4,306,155	$(625,266)	$3,680,889

Basic and diluted net loss per share from continuing operations	$0.07	$(0.03)	$0.04
Basic and diluted net loss per share	$0.07	$(0.01)	$0.06

	For the Year ended December 31, 2003
	Previously Reported	Adjustment	As Restated
General and administrative expenses	$6,196,779	$(338,903)	$5,857,876
Operating loss	5,408,932	(338,903)	5,070,029
Financial expenses, net	3,470,459	568,250	4,038,709

Loss from continuing operations	9,118,684	229,347	9,348,031
Net loss	9,008,274	229,347	9,237,621
Deemed dividend to certain stockholders of common stock	-	350,000	350,000
Net loss attributable to common stockholders	$9,008,274	$579,347	$9,587,621

Basic and diluted net loss per share from continuing operations	$0.23	$0.01	$0.24
Basic and diluted net loss per share	$0.23	$0.02	$0.25

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:- GENERAL (Cont.)

	For the Nine Months ended September 30, 2003
	Previously Reported	Adjustment	As Restated
General and administrative expenses	$3,579,371	$(123,085)	$3,456,286
Operating loss	2,597,043	(123,085)	2,473,958
Financial expenses, net	1,084,582	129,000	1,213,582

Net income from continuing operations	3,854,949	5,915	3,860,864
Net loss	3,774,066	5,915	3,779,981
Deemed dividend to certain stockholders of common stock	-	267,026	267,026
Net loss attributable to common stockholders	$3,774,066	$272,941	$4,047,007

Basic and diluted net loss per share from continuing operations	$0.10	$0.01	$0.11
Basic and diluted net loss per share	$0.10	$0.01	$0.11

	For the Three Months ended September 30, 2003
	Previously Reported	Adjustment	As Restated
General and administrative expenses	$1,105,864	$(123,085)	$982,779
Operating income	234,428	123,085	357,513
Financial expenses, net	100,761	(18,428)	82,333

Net income from continuing operations	77,093	141,513	218,606
Net income	74,808	141,513	216,321
Deemed dividend to certain stockholders of common stock	-	(94,676)	(94,676)
Net income attributable to common stockholders	$74,808	$46,837	$121,645

Basic and diluted net earnings per share from continuing operations	$0.00	$0.00	$0.00
Basic and diluted net earnings per share	$0.00	$0.00	$0.00

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:- GENERAL (Cont.)
	For the Six Months ended June 30, 2003
	Previously Reported	Adjustment	As Restated
Financial expenses, net	$983,821	$147,428	$1,131,249

Loss from continuing operations	3,932,041	147,428	4,079,469
Net loss	3,848,875	147,428	3,996,303
Deemed dividend to certain stockholders of common stock	-	172,350	172,350
Net loss attributable to common stockholders	$3,848,875	$319,778	$4,168,653

Basic and diluted net loss per share from continuing operations	$0.11	$0.00	$0.11
Basic and diluted net loss per share	$0.11	$0.01	$0.12

	For the Three Months ended June 30, 2003
	Previously Reported	Adjustment	As Restated
Financial expenses, net	$725,609	$147,428	$873,037

Loss from continuing operations	2,640,920	147,428	2,788,348
Net loss	2,461,793	147,428	2,609,221
Deemed dividend to certain stockholders of common stock	-	172,350	172,350
Net loss attributable to common stockholders	$2,461,793	$319,778	$2,781,571

Basic and diluted net loss per share from continuing operations	$0.07	$0.01	$0.08
Basic and diluted net loss per share	$0.07	$0.01	$0.08

Balance sheet data:

	As of June 30, 2004
	Previously Reported	Adjustment	As Restated
Convertible debenture	$737,235	$540,075	$1,277,310
Total long term liabilities	6,278,225	540,075	6,818,300

Additional paid in capital	167,789,043	(2,081,287)	165,707,756
Accumulated deficit	(118,366,463)	1,541,212	(116,825,257)
Total shareholders’ equity	44,707,225	(540,075)	44,167,150

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:- GENERAL (Cont.)

	As of March 31, 2004
	Previously Reported	Adjustment	As Restated
Convertible debenture	$849,037	$372,841	$1,221,878
Total long term liabilities	6,062,891	372,841	6,435,732

Additional paid in capital	162,331,180	(1,931,760)	160,399,420
Accumulated deficit	(113,988,048)	1,558,919	(112,429,129)
Total shareholders’ equity	44,019,328	(372,841)	43,646,487

	As of December 31, 2003
	Previously Reported	Adjustment	As Restated
Other accounts payable and accrued expenses	$4,180,411	$(150,000)	$4,030,411
Convertible debenture	881,944	568,250	1,450,194
Total long term liabilities	4,066,579	568,250	4,634,829

Additional paid in capital	135,891,316	(188,903)	135,702,413
Accumulated deficit	(109,681,893)	(229,347)	(109,911,240)
Total shareholders’ equity	22,044,127	(418,250)	(21,625,877)

	As of September 30, 2003
	Previously Reported	Adjustment	As Restated
Convertible debenture	$1,115,001	$129,000	$1,244,001
Total long term liabilities	4,178,147	129,000	4,307,147

Additional paid in capital	120,105,276	(123,085)	119,982,191
Accumulated deficit	(104,447,685)	(5,915)	(104,453,600)
Total shareholders’ equity	11,411,175	(129,000)	11,282,175

	As of June 30, 2003
	Previously Reported	Adjustment	As Restated
Convertible debenture	$988,572	$147,428	$1,136,000
Total long term liabilities	4,358,568	147,428	4,505,996

Accumulated deficit	(104,522,494)	(147,428)	(104,669,922)
Total shareholders’ equity	10,356,181	(147,428)	10,208,753

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:- GENERAL (Cont.)

Cash flow data:

	For the Six Months ended June 30, 2004
	Previously Reported	Adjustment	As Restated
Net loss	$8,684,570	$(1,770,558)	$6,914,012
Stock based compensation related to repricing of warrants granted to investors and the grant of new warrants	1,742,384	(1,742,384)	-

Amortization of compensation related to beneficial conversion feature and warrants issued to holders of convertible debentures	2,967,791	(28,174)	2,939,617

	For the Three Months ended March 31, 2004
	Previously Reported	Adjustment	As Restated
Net loss	$4,306,155	$(1,788,266)	$2,517,889
Stock based compensation related to repricing of warrants granted to investors and the grant of new warrants	1,592,857	(1,592,857)	-

Amortization of compensation related to beneficial conversion feature and warrants issued to holders of convertible debentures	1,117,093	(195,409)	921,684

	For the Year ended December 31, 2003
	Previously Reported	Adjustment	As Restated
Net loss	$9,008,274	$229,347	$9,237,621
Stock based compensation related to repricing of warrants granted to investors and the grant of new warrants	388,403	(188,903)	199,500

Amortization of compensation related to beneficial conversion feature and warrants issued to holders of convertible debentures	3,359,987	568,250	3,928,237

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:- GENERAL (Cont.)

	For the Nine Months ended September 30, 2003
	Previously Reported	Adjustment	As Restated
Net loss	$3,774,066	$5,915	$3,779,981
Stock based compensation related to repricing of warrants granted to investors and the grant of new warrants	152,844	(123,085)	29,759

Amortization of compensation related to beneficial conversion feature and warrants issued to holders of convertible debentures	1,005,001	129,000	1,134,001

	For the Six Months ended June 30, 2003
	Previously Reported	Adjustment	As Restated
Net loss	$3,848,875	$147,428	$3,996,303

Amortization of compensation related to beneficial conversion feature and warrants issued to holders of convertible debentures	878,572	147,428	1,026,000

c. Acquisition of Epsilor:

In January 2004, the Company entered into a stock purchase agreement between itself and all of the shareholders of Epsilor Electronic Industries, Ltd. (“Epsilor”), pursuant to the terms of which the Company purchased all of the outstanding shares of Epsilor from Epsilor’s existing shareholders. Epsilor develops and sells rechargeable and primary lithium batteries and smart chargers to the military, and to private industry in the Middle East, Europe and Asia.

The Acquisition was accounted under the purchase method accounting. Accordingly, all assets and liabilities acquired were recorded at their estimated market values as of the date of acquisition, and results of Epsilor’s operations have been included in the consolidated financial statements commencing the date of acquisition. The total consideration of $10,144,262 (including transaction costs) for the shares purchased consisted of (i) cash in the amount of $7,000,000, and (ii) a series of three $1,000,000 promissory notes, due on the first, second and third anniversaries of the agreement, which were recorded at their fair value of $2,940,985.

Based upon a valuation of tangible and intangible assets acquired, Arotech has allocated the total cost of the acquisition to Epsilor’s net assets as follows:

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:- GENERAL (Cont.)

Tangible assets acquired	2,239,848
Intangible assets

Customer list	5,092,395
Goodwill	5,192,012
Liabilities assumed	(2,379,993)
Total consideration	$10,144,262

Customer list in the amount of $5,092,395 has a useful life of approximately ten years.

The nature of this acquisition involved a company whose primary assets were intangible - trademarks, intellectual property, such as technology and know-how, and its broad customer base. Once these assets were valued, the remainder of the purchase price over the tangible and other intangible assets was attributed to goodwill (which includes workforce). By purchasing Epsilor, the Company gained potential customers (i.e., its customer base) due to Epsilor’s very high reputation in its market. Additionally, Epsilor’s reputation in the industry and its name recognition are also factors in the valuation of Epsilor’s goodwill. Accordingly, the acquisition resulted in a significant allocation to goodwill due to the above factors.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill arising from acquisitions will not be amortized. In lieu of amortization, Arotech is required to perform an annual impairment test. If Arotech determines, through the impairment review process, that goodwill has been impaired, it will record the impairment charge in its statement of operations. Arotech will also assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The value assigned to tangible, intangible assets and liabilities was determined as follows:

1.
To determine the estimated market value of Epsilor’s net current assets, property and equipment, and net liabilities, the “Cost Approach” was used. According to the valuation made, the book values for the current assets and liabilities were reasonable proxies for their market values.

2.	The customer list is the asset that generates most of the Company’s sales. Hence, the “Income Approach” was used to estimate its value, resulting in a value of $5,092,395.

See Note 1.h. for pro forma financial information.

d. Acquisition of FAAC:

In January of 2004, the Company entered into a stock purchase agreement with the stockholders of FAAC Incorporated (“FAAC”), pursuant to the terms of which it acquired all of the issued and outstanding common stock of FAAC, a provider of driving simulators, systems engineering and software products to the United States military, government and private industry.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:- GENERAL (Cont.)

The Acquisition was accounted under the purchase method accounting. Accordingly, all assets and liabilities were recorded at their estimated market values as of the date acquired, and results of FAAC’s operations have been included in the consolidated financial statements commencing the date of acquisition. The consideration for the purchase consisted of (i) cash in the amount of $12.0 million, and (ii) the issuance of a total of 1,003,856 shares of our common stock, $0.01 par value per share, having a value of approximately $2.0 million. Additionally, there is an earn-out based on 2004 net pretax income, with an additional earn-out on the 2005 pretax income from certain specific and limited programs. Based on FAAC’s 2004 net pretax income, the Company estimates its earn-out obligation at $13.4 million, of which $6.0 million was pre-paid into escrow in the form of restricted cash (See Note 3). In March 2005, the Company and the former stockholders of FAAC signed an agreement pursuant to which the Company will transfer the restricted cash to the former stockholders of FAAC by March 31, 2005, and will issue to the former stockholders of FAAC $10.0 million in Arotech stock by April 30, 2005, with such stock to be registered and sold on behalf of the former stockholders of FAAC by March 31, 2006 until the earn-out shall have been paid in full (with any remaining shares of Arotech stock after proceeds of the sales reach $7.4 million to be returned to the Company) ; should the proceeds of the sales be less than $7.4 million, the Company will pay any shortfall in cash). The total consideration of $27.6 million (including the earn-out as well as $135,131 of transaction costs) was determined based upon arm’s-length negotiations between the Company and FAAC’s stockholders.

Based upon a valuation of tangible and intangible assets acquired, Arotech has allocated the total cost of the acquisition to FAAC’s assets and liabilities as follows:

Tangible assets acquired	$4,833,553
Intangible assets
Technology	4,610,000
Backlog	636,000
Customer list	1,125,000
Trademarks	374,000
Goodwill	18,762,646
Liabilities assumed	(2,770,843)
Total consideration	$27,570,356

Intangible assets which are subject to amortization, excluding trademarks, which are not subject to amortization, in the amount of $6,371,000 have a weighted-average useful life of approximately eight years.

The nature of this acquisition involved a company whose primary assets were intangible - trademarks, intellectual property, such as technology and know-how, and its broad customer base. Once these assets were valued, the remainder of the purchase price over the tangible and other intangible assets was attributed to goodwill (which includes workforce). By purchasing FAAC, the Company gained valuable government contacts. In addition, the Company believed it would gain the ability to increase sales of both its traditional products and the new products gained from the acquisition by cross selling into each other’s established markets. Synergies may also be realized through the use of some common corporate overhead resources. Additionally, FAAC’s reputation in the industry and its name recognition are also factors in the valuation of FAAC’s goodwill. Accordingly, the acquisition resulted in a significant allocation to goodwill due to the above factors.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:- GENERAL (Cont.)

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill arising from acquisitions will not be amortized. In lieu of amortization, Arotech is required to perform an annual impairment test. If Arotech determines, through the impairment review process, that goodwill has been impaired, it will record the impairment charge in its statement of operations. Arotech will also assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The value assigned to tangible, intangibles assets and liabilities was determined as follows:

1.
To determine the estimated fair value of FAAC’s net current assets, property and equipment, and net liabilities, the “Cost Approach” was used. According to the valuation made, the book values for the current assets and liabilities were reasonable proxies for their market values.

2.
The amount of the cost attributable to technology of the software, documentation and know-how that drives the vehicle simulators and the high-speed missile fly-out simulators is $4,610,000 and was determined using the “Income Approach.”

3.
FAAC’s sales are all made on a contractual basis, most of which are over a relatively long period of time. At the date of the purchase FAAC had several signed contracts at various stages of completion. The value of the existing contracts was determined using the Income approach and resulting in a value of $636,000.

4.
FAAC’s customer list includes various branches of the U.S. military, major defense contractors, various city and country governments and others. Since customer relationship represent one of the most important revenue generating assets for FAAC, its value was estimated using the Income Approach, resulting in a value of $1,125,000.

5.
FAAC’s trade name value represents the name recognition value of the FAAC brand name as a result of advertising spending by the company. The Cost Approach was used to determine the value of FAAC’s trade name in the amount of $374,000.

See Note 1.h. for pro forma financial information.

e. Acquisition of AoA:

In August 2004, the Company purchased all of the outstanding stock of Armour of America, Incorporated, a California corporation (“AoA”), from AoA’s existing shareholder. The assets acquired through the purchase of all of AoA’s outstanding stock consisted of all of AoA’s assets, including AoA’s current as-sets, property and equipment, and other assets (including intangible assets such as in-tellectual property and contractual rights).

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:- GENERAL (Cont.)

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

Based upon a valuation of tangible and intangible assets acquired, Arotech has allocated the total cost of the acquisition to AoA’s assets and liabilities as follows :

Tangible assets acquired	6,346,316
Intangible assets
Certifications	246,969
Backlog	1,512,000
Customer relationships	490,000
Tradename /Trademark	70,000
Covenants not to compete	260,000
Goodwill	10,543,677
Liabilities assumed	(347,770)
Total consideration	$19,121,192

Intangible assets, excluding trademarks, which are not subject to amortization, in the amount of $2,508,969 have a weighted-average useful life of approximately two years.

The nature of this acquisition involved a company whose primary assets were intangible - trademarks, intellectual property, such as technology and know-how, and its broad customer base. Once these assets were valued, the remainder of the purchase price over the tangible and other intangible assets was attributed to goodwill (which includes workforce). By purchasing AoA, the Company was able to purchase an armoring firm in a fragmented market, enter the U.S. military sales market and save time and effort in developing U.S. government relationships by themselves. Further, the Company expected to cross-sell some its products to AoA’s customers and sell some of AoA’s products to its customers. Additionally, AoA’s reputation in the industry and its name recognition are also factors in the valuation of AoA’s goodwill. Accordingly, there was a significant allocation to goodwill due to the above factors.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill arising from acquisitions will not be amortized. In lieu of amortization, Arotech is required to perform an annual impairment test. If Arotech determines, through the impairment review process, that goodwill has been impaired, it will record the impairment charge in its statement of operations. Arotech will also assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:- GENERAL (Cont.)

See Note 1.h. for pro forma financial information.

f. Acquisition of IES:

In August 2, 2002, the Company entered into an asset purchase agreement among I.E.S. Electronics Industries U.S.A., Inc. (“IES”), its direct and certain of its indirect shareholders, and its wholly-owned Israeli subsidiary, EFL, pursuant to the terms of which it acquired substantially all the assets, subject to substantially all the liabilities, of IES, a developer, manufacturer and marketer of advanced hi-tech multimedia and interactive digital solutions for training of military, law enforcement and security personnel. The Company intends to continue to use the assets purchased in the conduct of the business formerly conducted by IES (the “Business”). The acquisition has been accounted under the purchase method of accounting. Accordingly, all assets and liabilities were acquired as at the values on such date, and the Company consolidated IES’s results with its own commencing at such date.

The assets purchased consisted of the current assets, property and equipment, and other intangible assets used by IES in the conduct of the Business. The consideration for the assets and liabilities purchased consisted of (i) cash and promissory notes in an aggregate amount of $4,800,000 ($3,000,000 in cash and $1,800,000 in promissory notes, which was recorded at its fair value in the amount of $1,686,964) (see Note 10), and (ii) the issuance, with registration rights, of a total of 3,250,000 shares of our common stock, $.01 par value per share, having a value of approximately $3,653,929, which shares are the subject of a voting agreement on the part of IES and certain of its affiliated companies. The value of 3,250,000 shares issued was determined based on the average market price of Arotech’s Common stock over the period including two days before and after the terms of the acquisition were agreed to and announced. The total consideration of $8,354,893 (including $14,000 of transaction costs) was determined based upon arm’s-length negotiations between the Company and IES and IES’s shareholders.

Based upon a valuation of tangible and intangible assets acquired, Arotech has allocated the total cost of the acquisition to IES’s assets as follows:

Tangible assets acquired	$2,856,951

Intangible assets
Technology	1,515,000
Existing contracts	46,000
Covenants not to compete	99,000
In process research and development	26,000
Customer	527,000
Trademarks	439,000
Goodwill	4,032,726
Liabilities assumed	(1,186,784)

Total consideration	$8,354,893

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:- GENERAL (Cont.)

In September 2003, the Company’s IES subsidiary purchased selected assets of Bristlecone Corporation. The assets purchased consisted of inventories, customer lists, and certain other assets (including intangible assets such as intellectual property and customer lists), including the name “Bristlecone Training Products” and the patents for the Heads Up Display (HUD) and a remote trigger device, used by Bristlecone in connection with its designing and manufacturing firearms training devices, for a total consideration of $183,688 in cash and $300,000 in promissory notes, payable in four equal semi-annual payments of $75,000 each, to become due and payable on March 1, 2004, August 31, 2004, February 28, 2005 and August 31, 2005. The acquired patents are used in the IES’s Range FDU (firearm diagnostics unit).

The purchase consideration was estimated as follows:

Cash consideration	$183,688
Present value of promissory notes	289,333
Transaction expenses	12,643
Total consideration	$485,664

Based upon a valuation of tangible and intangible assets acquired, the Company has allocated the total cost of the acquisition of Bristlecone’s assets as follows:

Tangible assets acquired	$33,668
Intangible assets
Technology and patents	436,746
Customer list	15,250
Total consideration	$485,664

The Company believes that the acquisition of Bristlecone is not material to its business.

g. Acquisition of MDT:

On July 1, 2002, the Company entered into a stock purchase agreement with all of the shareholders of M.D.T. Protective Industries Ltd. (“MDT”), pursuant to the terms of which the Company purchased 51% of the issued and outstanding shares of MDT, a privately-held Israeli company that specializes in using sophisticated lightweight materials and advanced engineering processes to armor vehicles. The Company also entered into certain other ancillary agreements with MDT and its shareholders and other affiliated companies. The Acquisition was accounted under the purchase method accounting and results of MDT’s operations have been included in the consolidated financial statements since that date. The total consideration of $1,767,877 for the shares purchased consisted of (i) cash in the aggregate amount of 5,814,000 New Israeli Shekels ($1,231,780), and (ii) the issuance, with registration rights, of an aggregate of 390,638 shares of our common stock, $0.01 par value per share, having a value of approximately $439,077. The value of 390,638 shares issued was determined based on the average market price of Arotech’s Common stock over the period including two days before and after the terms of the acquisition were agreed to and announced.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:- GENERAL (Cont.)

Based upon a valuation of tangible and intangible assets acquired, Arotech has allocated the total cost of the acquisition to MDT’s assets as follows:

Tangible assets acquired	$1,337,048
Intangible assets
Technology	280,000
Customer base	285,000
Goodwill	886,255
Liabilities assumed	(1,020,426)
Total consideration	$1,767,877

In September 2003, the Company increased its holdings in both of its vehicle armoring subsidiaries. The Company now holds 88% of MDT Armor Corporation (compared to 76% before this transaction) and 75.5% of MDT Protective Industries Ltd. (compared to 51% before this transaction). The Company acquired the additional stake in MDT from AGA Means of Protection and Commerce Ltd. in exchange for the issuance to AGA of 126,000 shares of its common stock, valued at $0.98 per share based on the closing price of the Company’s common stock on the closing date of September 4, 2003, or a total of $123,480. Of this amount, a total of $75,941 was allocated to intangible assets. The Company did not obtain a valuation due to the immaterial nature of this acquisition.

h. Pro forma results:

In January 2004, the Company acquired FAAC and Epsilor, as more fully described in “Note 1.c. - Acquisition of Epsilor” and “Note 1.d. - Acquisition of FAAC,” above, in August 2004, the Company acquired AoA, as more fully described in “Note 1.e. - Acquisition of AoA,” above (the “Acquisitions”) and in the year 2002 the Company acquired IES and MDT as more fully described in Note 1.f and Note 1.g (the “2002 Acquisitions”). The following summary pro forma information includes the effects of the Acquisitions on the operating results of the Company. The following unaudited pro forma data for 2004 and 2003 are presented as if the Acquisitions had been completed on January 1, 2004 and 2003, respectively. The unaudited pro forma data for 2002 are presented as if 2002 Acquisitions had been completed on January 1, 2002.

This pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the Acquisitions taken place at the beginning of the period, nor do they purport to be indicative of the results of operations that will be obtained in the future.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:- GENERAL (Cont.)

	Year Ended December 31,
	2004	2003*	2002
	(Unaudited)
Total revenues	$61,086,697	$39,680,394	$12,997,289
Gross profit	22,528,254	17,214,249	4,424,952
Net loss	(5,810,114)	(6,959,174)	(6,103,771)
Deemed dividend of common stock attributable to certain stockholders	(3,328,952)	(350,000)	-
Net loss attributable to stockholders of common stock	$(9,139,066)	$(7,309,174)	$(6,103,771)

Basic and diluted net loss per share	$(0.13)	$(0.14)	$(0.18)
Weighted average number of shares used in computing basic net loss per share	69,933,057	52,966,330	34,495,185

* Restated.

i. Discontinued operations:

In September 2002, the Company committed to a plan to discontinue the operations of its retail sales of consumer battery products. The Company ceased the operation and disposed of all assets related to this segment by an abandonment. The operations and cash flows of consumer battery business have been eliminated from the operations of the Company as a result of the disposal transactions. The Company has no intent of continuing its activity in the consumer battery business. The Company’s plan of discontinuance involved (i) termination of all employees whose time was substantially devoted to the consumer battery line and who could not be used elsewhere in the Company’s operations, including payment of all statutory and contractual severance sums, by the end of the fourth quarter of 2002, and (ii) disposal of the raw materials, equipment and inventory used exclusively in the consumer battery business, since the Company has no reasonable expectation of being able to sell such raw materials, equipment or inventory for any sum substantially greater than the cost of disposal or shipping, by the end of the first quarter of 2003. The Company had previously reported its consumer battery business as a separate segment (Consumer Batteries) as called for by Statement of Financial Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”).

The results of operations including revenue, operating expenses, other income and expense of the retail sales of consumer battery products business unit for 2003 and 2002 have been reclassified in the accompanying statements of operations as a discontinued operation. The Company’s balance sheets at December 31, 2003 reflect the net liabilities of the retail sales of consumer battery products business as net liabilities and net assets of discontinued operation within current liabilities and current assets.

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:- GENERAL (Cont.)

December 31, 2002
Write-off of inventories	$2,611,000
Impairment of property and equipment	4,446,684
$7,057,684

As a result of the discontinuance of consumer battery segment, the Company ceased to use property and equipment related to this segment. In accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long- Lived Assets” (“SFAS No. 144”) such assets was considered to be impaired. The impairment to be recognized was measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Obligations to employees for severance and other benefits resulting from the discontinuation have been reflected in the financial statements on an accrual basis.

Summary operating results from the discontinued operation for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Year Ended December 31,
	2004	2003	2002

Revenues	$-	$117,267	$1,100,442
Cost of sales (1)	-	-	(5,293,120)

Gross profit (loss)	-	117,267	(4,192,678)
Operating expenses, net	-	6,857	4,926,844
Impairment of fixed assets	-	-	4,446,684
Operating profit (loss)	$-	$110,410	$(13,566,206)

(1) Including write-off of inventory in the amount of $0, $0 and $2,611,000 for the years ended December 31, 2004, 2003 and 2002.

NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

a. Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

b. Financial statements in U.S. dollars:

A majority of the revenues of the Company and most of its subsidiaries is generated in U.S. dollars. In addition, a substantial portion of the Company’s and most of its subsidiaries costs are incurred in U.S. dollars (“dollar”). Management believes that the dollar is the primary currency of the economic environment in which the Company and most of its subsidiaries operate. Thus, the functional and reporting currency of the Company and most of its subsidiaries is the dollar. Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (“SFAS No. 52”). All transaction, gains and losses from the remeasured monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses, as appropriate.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The majority of transactions of MDT and Epsilor are in New Israel Shekel (“NIS”) and a substantial portion of MDT’s and Epsilor’s costs is incurred in NIS. Management believes that the NIS is the functional currency of MDT and Epsilor. Accordingly, the financial statements of MDT and Epsilor have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts has been translated using the weighted average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive loss in stockholders’ equity

c. Principles of consolidation:

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

e. Restricted collateral deposits

Restricted cash is primarily invested in highly liquid deposits, held-to-maturity marketable securities and long-term deposits, which are used as a security for the Company’s guarantee performance and its liability to former shareholders of its acquired subsidiaries.

f. Marketable securities

The Company and its subsidiaries account for investments in debt and equity securities in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date.

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

Investment in trust funds are classified as available-for-sale and stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of income.

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

In U.S. dollars

NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

i. Goodwill:

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Under Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS No, 142”) goodwill acquired in a business combination on or after July 1, 2001, is not amortized after January 1, 2002.

SFAS No. 142 requires goodwill to be tested for impairment on adoption of the Statement and at least annually thereafter or between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value of the Company’s reportable units with their carrying value. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units.

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company and its subsidiaries’ long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2004 the Company identified an impairment of the technology previously purchased from Bristlecone and as a result has recorded an impairment loss in the amount of $320,000.

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

Revenues from the Battery division products and Armoring division are recognized in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable, collectability is probably, and no further obligation remains.

Revenues from products not delivered upon customers’ request due to lack of storage space at the customers’ facilities during the integration are recognized when the criteria of Staff Accounting Bulletin No. 104 (“SAB No. 104”) for bill-and-hold transactions are met.

Revenues from contracts that involve customization of FAAC’s simulation system to customer specific specifications are recognized in accordance with Statement Of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” using contract accounting on a percentage of completion method, in accordance with the “Input Method.” The amount of revenue recognized is based on the percentage to completion achieved. The percentage to completion is measured by monitoring progress using records of actual time incurred to date in the project compared to the total estimated project requirement, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. As of December 31, 2004 no such estimated losses were identified.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

Revenues from simulators, which do not require significant customization, are recognized in accordance with Statement of Position 97-2, “Software Revenue Recognition,” (“SOP 97-2”). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The Company has adopted Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (“SOP 98-9”). According to SOP No. 98-9, revenues are allocated to the different elements in the arrangement under the “residual method” when Vendor Specific Objective Evidence (“VSOE”) of fair value exists for all undelivered elements and no VSOE exists for the delivered elements. Under the residual method, at the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (maintenance and support) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (software product) when all other criteria in SOP 97-2 have been met.

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

In U.S. dollars
NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

l. Right of return:

When a right of return exists, the Company defers its revenues until the expiration of the period in which returns are permitted.

m. Research and development cost:

Research and development costs, net of grants received, are charged to the statements of operations as incurred.

Software development costs incurred by the Company’s subsidiaries between completion of the working model and the point at which the product is ready for general release, are capitalized.

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

n. Income taxes:

The Company and its subsidiaries account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This Statement prescribes the use of the liability method, whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiaries provide a valuation allowance, if necessary, to reduce deferred tax assets to it’s estimated realizable value.

o. Concentrations of credit risk:

Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents, restricted collateral deposit and restricted held-to-maturity securities, trade receivables and available for sale marketable securities. Cash and cash equivalents are invested mainly in U.S. dollar deposits with major Israeli and U.S. banks. Such deposits in the U.S. may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The trade receivables of the Company and its subsidiaries are mainly derived from sales to customers located primarily in the United States, Europe and Israel. Management believes that credit risks are moderated by the diversity of its end customers and geographical sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition. An allowance for doubtful accounts is determined with respect to those accounts that the Company has determined to be doubtful of collection.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company’s available for sale marketable securities and held-to-maturity securities include investments in debentures of U.S. and Israeli corporations and state and local governments. Management believes that those corporations and states are institutions that are financially sound, that the portfolio is well diversified, and accordingly, that minimal credit risk exists with respect to these marketable securities.

The Company and its subsidiaries had no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

p. Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year, plus dilutive potential shares of common stock considered outstanding during the year, in accordance with Statement of Financial Standards No. 128, “Earnings Per Share.”

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

q. Accounting for stock-based compensation:

The Company has elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) and Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of the Company’s share options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized. Under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), pro-forma information regarding net income and net income per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123.

The Company applies SFAS No. 123 and Emerging Issue Task Force No. 96-18 “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) with respect to options issued to non-employees. SFAS No. 123 requires use of an option valuation model to measure the fair value of the options at the grant date.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The following table illustrates the effect on net income and earnings per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation:
	Year ended December 31,
	2004	2003*	2002
Net loss as reported	$(9,042,313)	$(9,237,621)	$(18,504,358)
Add: Stock-based compensation expenses included in reported net loss	831,626	8,286	6,000
Deduct: Stock-based compensation expenses determined under fair value method for all awards	(2,741,463)	(1,237,558)	(2,072,903)
	$(10,952,150)	$(10,466,893)	$(20,571,261)
Loss per share:
Basic and diluted, as reported	$(0.18)	$(0.25)	$(0.57)
Diluted, pro forma	$(0.16)	$(0.27)	$(0.64)

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

s. Severance pay:

The Company’s liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date. Israeli employees are entitled to one month’s salary for each year of employment, or a portion thereof. The Company’s liability for all of its employees is fully provided by monthly deposits with severance pay funds, insurance policies and by an accrual. The value of these policies is recorded as an asset in the Company’s balance sheet.

In addition and according to certain employment agreements, the Company is obligated to provide for a special severance pay in addition to amounts due to certain employees pursuant to Israeli severance pay law. The Company has made a provision for this special severance pay in accordance with Statement of Financial Accounting Standard No. 106, “Employer’s Accounting for Post Retirement Benefits Other than Pensions.” As of December 31, 2004 and 2003, the accumulated severance pay in that regard amounted to $1,642,801 and $1,699,260, respectively.

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

u. New accounting pronouncements:

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on the first interim period beginning after July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is still in the process of evaluating the method it will use.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2r above to the Company’s consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4..” SFAS 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SAFS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is still in the process of the evaluating the impact of the adoption of SFAS 151 on its financial position or results of operations.

NOTE 3:-	RESTRICTED COLLATERAL DEPOSITS AND RESTRICTED HELD-TO-MATURITY SECURITIES:

	December 31,
	2004	2003
Short-term:
Restricted, held to maturity, bonds in connection with FAAC earn out (Note 1.d.)(1)	$5,969,413	$-
IES deposit in connection to the Company’s litigation with IES Electronics Industries Ltd.	-	450,000
Deposits in connection with FAAC projects	650,989	-
Forward Deal	-	205,489
Property lease	-	41,412
Other	341,708	9,279
Total short-term	6,962,110	706,810
Long-term:
Restricted cash in connection with AoA earn out (Note 1.e.)	3,000,000	-
Restricted deposit in connection with Epsilor acquisition (Note 1.c.)	1,000,000	-
Total long-term	4,000,000	-
	$10,962,110	$706,180

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 3:-	RESTRICTED COLLATERAL DEPOSIT AND OTHER RESTRICTED CASH (Cont.)

(1) The following is a summary of held-to-maturity securities at December 31, 2004 and 2003:

	Amortized cost		Unrealized losses		Estimated fair value
	2004	2003	2004	2003	2004	2003
Obligations of States and political subdivisions	$1,012,787	$-	$(1,870)	$-	$1,010,917	$-
Corporate obligations	4,956,626	-	(11,966)	-	4,944,660	-

	$5,969,413	$-	$(13,836)	$-	$5,955,577	$-

The amortized cost of held-to-maturity debt securities at December 31, 2004, by contractual maturities, is shown below:
	Amortized cost	Unrealized losses	Estimated fair value
Due in one year or less	$5,969,413	$(13,836)	$5,955,577

The unrealized losses in the Company’s investments were caused by interest rate increases. It is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Based on the immaterial severity of the impairments and the obligation of the Company to hold these investments until maturity, the bonds were not considered to be other than temporarily impaired at December 31, 2004.

NOTE 4: - AVAILABLE FOR SALE MARKETABLE SECURITIES

The following is a summary of investments in marketable securities as of December 31, 2004 and 2003:

	Cost		Unrealized gains		Estimated fair value
	2004	2003	2004	2003	2004	2003

Available for sale marketable securities	$130,061	$-	$5,507	$-	$135,568	$-

NOTE 5:- OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2004	2003

Government authorities	$433,427	$65,402
Employees	217,948	246,004
Prepaid expenses	490,357	551,010
Deferred taxes	135,482	-
Other	62,179	324,955
	$1,339,393	$1,187,371

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars
NOTE 6:-  INVENTORIES

	December 31,
	2004	2003

Raw and packaging materials	$3,969,400	$657,677
Work in progress	1,996,139	634,221
Finished products	1,311,762	622,850
	$7,277,301	$1,914,748
NOTE 7:-  PROPERTY AND EQUIPMENT, NET

a. Composition of property and equipment is as follows:

	December 31,
	2004	2003
Cost:
Computers and related equipment	$3,374,695	$1,015,836
Motor vehicles	653,255	288,852
Office furniture and equipment	872,804	402,726
Machinery, equipment and installations	7,464,470	4,866,904
Leasehold improvements	1,321,025	882,047
Demo inventory	141,961	150,996

	13,828,210	7,607,361
Accumulated depreciation:
Computers and related equipment	2,581,689	753,593
Motor vehicles	197,071	95,434
Office furniture and equipment	494,181	173,301
Machinery, equipment and installations	5,143,186	3,637,111
Leasehold improvements	811,392	655,181

	9,227,519	5,314,620

Depreciated cost	$4,600,691	$2,292,741

b. Depreciation expense amounted to $1,199,465, $730,159 and $473,739, for the years ended December 31, 2004, 2003 and 2002, respectively.

As for liens, see Note 12.d.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 8:-  OTHER INTANGIBLE ASSETS, NET

a.
	Year ended December 31,
	2004	2003
Cost:
Technology	$6,841,746	$2,231,746
Capitalized software costs	574,967	209,615
Backlog	2,194,000	46,000
Covenants not to compete	359,000	99,000
Customer list	7,548,645	827,250
Certification	246,969	-

	17,765,327	3,413,611
Exchange differences	125,455	25,438
Less - accumulated amortization	(4,391,081)	(1,502,854)

Amortized cost	13,499,701	1,936,195
Trademarks	869,000	439,000

	$14,368,701	$2,375,195

b. Amortization expenses amounted to $2,888,226, $879,311 and $623,543 for the years ended December 31, 2004, 2003 and 2002.

c. Estimated amortization expenses, except capitalized software costs, for the years ended

Year ended December 31,
2005	$3,280,815
2006	2,073,209
2007	1,381,883
2008	1,276,075
2009 and forward	5,000,546
$13,012,528

NOTE 9:-  SHORT-TERM BANK CREDIT AND LOANS

The Company has a $ 3.2 million authorized credit line from certain banks, of which $ 209,000 is denominated in NIS and carries an interest rate of approximately prime + 2.5% and $ 3.0 million of which is denominated in dollars and carries an interest rate of prime + 0.25%. As of December 31, 2004, $ 2.1 million was utilized, out of which $2.0 million is related to letter of credit issued to one of the customers of one of the Company’s subsidiaries.

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars
NOTE 10:- PROMISSORY NOTES

In connection with the acquisition of IES, the Company issued promissory notes in the face amount of an aggregate of $1,800,000, one of which was a note for $400,000 that was convertible into an aggregate of 200,000 shares of the Company’s common stock. The Company has accounted for these notes in accordance with Accounting Principles Board Opinion No. 21, “Interest on Receivables and Payables,” and recorded the notes at their present value in the amount of $1,686,964. In December 2002, the terms of these promissory notes were amended to (i) extinguish the $1,000,000 note due at the end of June 2003 in exchange for prepayment of $750,000, (ii) amend the $400,000 note due at the end of December 2003 to be a $450,000 note, and (iii) amend the convertible $400,000 note due at the end of June 2004 to be a $450,000 note convertible at $0.75 as to $150,000, at $0.80 as to $150,000, and at $0.85 as to $150,000. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” the terms of promissory notes were not treated as changed or modified as the cash flow effect on a present value basis was less than 10%. The $450,000 note due at the end of June 2004 was converted into an aggregate of 563,971 shares of common stock in August 2003. With reference to the $450,000 note due at the end of December 2003, see Note 14.f.6.
NOTE 11:- OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2004	2003*
Employees and payroll accruals	$1,534,295	$1,232,608
Accrued vacation pay	469,527	216,768
Accrued expenses	1,770,348	842,760
Minority balance	243,116	149,441
Government authorities	1,036,669	357,095
Litigation settlement accrual(1)	-	1,163,642
Advances from customers	746,819	-
Other	17,414	68,097
	$5,818,188	$4,030,411

* Restated (see Note 1.b.).
(1) See Note 14.f.6.
NOTE 12:- COMMITMENTS AND CONTINGENT LIABILITIES

a. Royalty commitments:

1. Under EFL’s research and development agreements with the Office of the Chief Scientist (“OCS”), and pursuant to applicable laws, EFL is required to pay royalties at the rate of 3%-3.5% of net sales of products developed with funds provided by the OCS, up to an amount equal to 100% of research and development grants received from the OCS (linked to the U.S. dollars. Amounts due in respect of projects approved after year 1999 also bear interest at the Libor rate). EFL is obligated to pay royalties only on sales of products in respect of which OCS participated in their development. Should the project fail, EFL will not be obligated to pay any royalties.

Royalties paid or accrued for the years ended December 31, 2004, 2003 and 2002, to the OCS amounted to $17,406, $435 and $32,801, respectively.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 12:- COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

As of December 31, 2004, the total contingent liability to the OCS was approximately $10,158,000. The Company regards the probability of this contingency coming to pass in any material amount to be low.

2. EFL, in cooperation with a U.S. participant, has received approval from the Israel-U.S. Bi-national Industrial Research and Development Foundation (“BIRD-F”) for 50% funding of a project for the development of a hybrid propulsion system for transit buses. The maximum approved cost of the project is approximately $1.8 million, and the EFL’s share in the project costs is anticipated to amount to approximately $1.1 million, which will be reimbursed by BIRD-F at the aforementioned rate of 50%. Royalties at rates of 2.5%-5% of sales are payable up to a maximum of 150% of the grant received, linked to the U.S. Consumer Price Index. Accelerated royalties are due under certain circumstances.

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

Year ended December 31
2005	$762,636
2006	$305,109
2007	$269,220
2008	$66,688
2009	$24,312

Total rent expenses for the years ended December 31, 2004, 2003 and 2002 were approximately $868,900, $484,361 and $629,101, respectively.

c. Guarantees:

The Company obtained bank guarantees in the amount of $1,199,096 in connection with (i) the purchase agreement of one of the Company’s subsidiaries (ii) obligations of two of the Company’s subsidiaries to the Israeli customs authorities and (iii) obligation of one of the Company’s subsidiaries to secure inventory received from one of its customers. In addition, the Company issued letters of credit in amounts of $143,895 and $2,000,000 to one of its subsidiary’s suppliers and to one of its subsidiary’s customers respectively.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 12:- COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 12:- COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

c. There is an action against EFL brought in the matter of the bankruptcy of an intellectual property law firm, seeking payment of approximately $150,000, plus interest, fees and costs, in respect of unpaid legal fees and expenses. EFL has not yet filed its answer in this case. The Company and its legal advisors does not believe EFL’s liability in this matter will exceed $100,000.The Company has recorded an appropriate provision in respect of this amount.

d. In 2000 and 2001, the Company sold consumer cellphone batteries and chargers to a major department store chain. Subsequent to these sales, in late 2001, one of the Company’s employees signed an agreement with the department store chain to price-protect the goods previously sold, with such price protection “to be debited from current open invoices.” The department store chain has recently claimed to the Company that the Company owes them approximately $517,000, primarily in respect of this price protection. The Company contends that employee who signed the price protection had no authority, actual or apparent, to do so, and that in any event the clear meaning of the language in the price protection is that the department store chain may deduct the price protection from sums they owe the Company, not that the Company is obligated to return sums previously paid. Settlement discussions are currently taking place. At this early stage, the Company and its legal advisors cannot determine with any certainty whether it will have any liability and, if so, the extent of that liability.
NOTE 13:- CONVERTIBLE DEBENTURES

a. 9% Secured Convertible Debentures due June 30, 2005

Pursuant to the terms of a Securities Purchase Agreement dated December 31, 2002, the Company issued and sold to a group of institutional investors an aggregate principal amount of 9% secured convertible debentures in the amount of $3.5 million due June 30, 2005. These debentures are convertible at any time prior to June 30, 2005 at a conversion price of $0.75 per share, or a maximum aggregate of 4,666,667 shares of common stock. The conversion price of these debentures was adjusted to $0.64 per share in April 2003. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” the terms of convertible debentures were not treated as changed or modified when the cash flow effect on a present value basis was less than 10%.

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

This transaction was accounted according to APB No. 14 “Accounting for Convertible debt and Debt Issued with Stock Purchase Warrants” (“APB No. 14”) and Emerging Issue Task Force No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”). The fair value of these warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 3.5%, a volatility factor 64%, dividend yields of 0% and a contractual life of five years.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:- CONVERTIBLE DEBENTURES (Cont.)

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

This transaction was accounted according to APB No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” and Emerging Issue Task Force No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.” The fair value of these warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 1.95%, a volatility factor 98%, dividend yields of 0% and a contractual life of three years.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:- CONVERTIBLE DEBENTURES (Cont.)

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

This transaction was accounted according to APB No. 14 “Accounting for Convertible debt and Debt Issued with Stock Purchase Warrants” and Emerging Issue Task Force No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.” The fair value of these warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 2.45%, a volatility factor 98%, dividend yields of 0% and a contractual life of three years.

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

In U.S. dollars

NOTE 13:- CONVERTIBLE DEBENTURES (Cont.)

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

d. The Company’s debt agreements contain customary affirmative and negative operations covenants that limit the discretion of its management with respect to certain business matters and place restrictions on it, including obligations on the Company’s part to preserve and maintain assets and restrictions on its ability to incur or guarantee debt, to merge with or sell its assets to another company, and to make significant capital expenditures without the consent of the debenture holders, as well as granting to the Company’s investors a right of first refusal on any future financings, except for underwritten public offerings in excess of $30 million. Management does not believe that this right of first refusal will materially limit the Company’s ability to undertake future financings.

NOTE 14:- STOCKHOLDERS’ EQUITY

a. Stockholders’ rights:

The Company’s shares confer upon the holders the right to receive notice to participate and vote in the general meetings of the Company and right to receive dividends, if and when declared.

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

In U.S. dollars

NOTE 14:- STOCKHOLDERS’ EQUITY (Cont.)

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

6. Beginning in January 2004, the Company entered into a consulting agreement with one of its directors pursuant to which the director agreed to aid the Company in identifying potential acquisition candidates, in exchange for a commission. The Company also agreed to issue to this director, at par value, a total of 32,000 shares of its common stock, the value of which was to be deducted from any transaction fees paid. 16,000 of these shares were earned and issued prior to termination of this agreement in August 2004. At the issuance date, the fair value of these shares was determined both by the value of the shares issued as reflected by their market price at the issuance date and by the value of the services provided and amounted to $28,160 in accordance with EITF 96-18. In accordance with EITF 96-18, the Company recorded this compensation expense of $28,160 during the year 2004 and included this amount in general and administrative expenses

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:- STOCKHOLDERS’ EQUITY (Cont.)

7. In June 2004 the Company sold 40,000 shares of the Company’s common stock at a price of $1.00 per share to one of its employees. At the issuance date, the fair value of these shares was determined by the fair market value of the shares issued as reflected by their market price at the issuance date in accordance with APB No. 25. In accordance with APB No. 25, the Company recorded this compensation expense of $53,200 during the year 2004 and included this amount in general and administrative expenses

8. In December 2004, the Company donated 40,000 shares of its common stock to a charitable organization recognized by the Internal Revenue Service as tax-exempt under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended. At the issuance date, the fair value of these shares was determined by the value of the shares issued as reflected by their market price at the issuance date and amounted to $69,200 in accordance with EITF 96-18. This compensation expense will be amortized over the course of one year due to legal restrictions on selling these shares for that period of time. In accordance with EITF 96-18, the Company recorded compensation expense of $4,361 during the year 2004 and included this amount in general and administrative expenses

9. See Note 14.f.6.

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

f. Warrants:

1. As part of an investment agreement in May 2001, the Company issued to the investors a total of 2,696,971 warrants (the “May 2001 Warrants”) to purchase shares of common stock at a price of $3.22 per share; these warrants are exercisable by the holder at any time after November 8, 2001 and will expire on May 8, 2006.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:- STOCKHOLDERS’ EQUITY (Cont.)

In June and July 2003, the Company adjusted the purchase price of 1,357,577 of the May 2001 Warrants to $0.82 per share in exchange for immediate exercise of these warrants, and issued to the holders of these exercised warrants new warrants to purchase a total of 905,052 shares of common stock at a purchase price of $1.45 per share (the “June 2003 Warrants”). The June 2003 Warrants were originally exercisable at any time from and after December 31, 2003 to June 30, 2008; however, in September 2003, the exercise period of 638,385 of these June 2003 Warrants was adjusted to make them exercisable at any time from and after December 31, 2004 to June 30, 2009. As a result the company recorded during 2003 a deemed dividend in the amount of $267,026. See also Note 1.b.

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

On July 14, 2004, the Company repriced the exercise price of 242,424 warrants granted previously in May 2001 to $1.88 in order to induce their holders to exercise them immediately. In connection with the exercise of the warrants, the Company additionally granted five-year warrants to purchase up to an aggregate of 145,454 shares of the Company’s common stock at an exercise price per share of $1.38. The fair value of these warrants was determined using Black Scholes pricing model, assuming a risk-free interest rate of 3.5%, a volatility factor of 79%, dividend yields of 0% and a contractual life of five years. For accounting treatment, please see also Notes 14.b.4. and 14.f.4.

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

3. In connection with the Securities Purchase Agreement referred to in Note 14.b.4 above, the Company granted three-year warrants to purchase up to an aggregate of 9,840,426 shares of the Company’s common stock at any time beginning six months after closing at an exercise price per share of $1.88.

In July 2004 an aggregate of 7,446,811 shares were issued pursuant to exercise of these warrants. In connection with the exercise of the warrants, the Company granted to the same investors five-year warrants to purchase up to an aggregate of 7,446,811 shares of the Company’s common stock at an exercise price per share of $1.38. The fair value of these warrants was determined using Black Scholes pricing model, assuming a risk-free interest rate of 3.5%, a volatility factor of 79%, dividend yields of 0% and a contractual life of five years. See also Note 14.f.4.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:- STOCKHOLDERS’ EQUITY (Cont.)

4. On July 14, 2004, warrants to purchase 8,814,235 shares of common stock, having an aggregate exercise price of $16,494,194, net of issuance expenses, were exercised (see also Notes 14.f.1., 14.f.3. and 13.c.). Out of the shares issued in conjunction with the exercise of these warrants, 1,125,000 shares were issued upon exercise of warrants issued in the transaction referred to in Note 13.c above and 7,446,811 shares were issued upon exercise of warrants issued in the transaction referred to in the Note 14.f.4. above; the remaining 242,424 shares were issued upon exercise of a warrant that the Company issued to an investor in May 2001 referred to in Note 14.f.1 above. In connection with this transaction, the Company issued to the holders of those exercising warrants an aggregate of 8,717,265 new five-year warrants to purchase shares of common stock at an exercise price of $1.38 per share

As a result of the transactions described in Notes 14 f.1, 14.f.3 and 13.c., including the repricing of the warrants to the investors and the issuance of additional warrants to the investors, the Company recorded a deemed dividend in the amount of $2,165,952, to reflect the additional benefit created for these investors. The deemed dividend increased the loss applicable to common stockholders in the calculation of basic and diluted net loss per share for the year ended December 31, 2004, without any effect on total shareholder’s equity.

As all warrants in the July 14, 2004, securities purchase agreement were subject to shareholders approval, in accordance with Emerging Issues Task Force No.00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” their fair value was recorded as a liability at the closing date. Such fair value was remeasured at each subsequent cut-off date. Upon obtaining stockholders approval on December 14, 2004, the warrants were remeasured and reclassified to equity. The fair value of these warrants was determined using the Black-Scholes pricing model, assuming a risk-free interest rate of 3.5%, a volatility factor 79%, dividend yields of 0% and a contractual life of approximately five years. The change in the fair value of the warrants between the date of grant and December 14, 2004 has been recorded as finance income in the amount of $326,839.

5. In November 2000 and May 2001, the Company issued a total of 916,667 warrants to an investor, which warrants contained certain antidilution provisions: a Series A warrant to purchase 666,667 shares of the Company’s common stock at a price of $3.50 per share, and a Series C warrant to purchase 250,000 shares at a price of $3.08 per share. Operation of the antidilution provisions provided that the Series A warrant should be adjusted to be a warrant to purchase 888,764 shares at a price of $2.67 per share, and the Series C warrant should be adjusted to be a warrant to purchase 333,286 shares at a price of $2.35 per share. After negotiations, the investor agreed in March 2004 to exercise its warrants immediately, in exchange for an exercise price reduction to $1.45 per share, and the issuance of a new six-month Series D warrant to purchase 1,222,050 shares at an exercise price of $2.10 per share. The new Series D warrant does not have similar antidilution provisions. As a result of this repricing and the issuance of new warrants, the Company recorded a deemed dividend in the amount of approximately $1,163,000 in 2004.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:- STOCKHOLDERS’ EQUITY (Cont.)

6. On February 4, 2004, the Company entered into an agreement settling the litigation brought against it in the Tel-Aviv, Israel district court by I.E.S. Electronics Industries, Ltd. (“IES Electronics”) and certain of its affiliates in connection with the Company’s purchase of the assets of its IES Interactive Training, Inc. subsidiary from IES Electronics in August 2002. The litigation had sought monetary damages in the amount of approximately $3 million. Pursuant to the terms of the settlement agreement, in addition to agreeing to dismiss their lawsuit with prejudice, IES Electronics agreed (i) to cancel the Company’s $450,000 debt to them that had been due on December 31, 2003, and (ii) to transfer to the Company title to certain certificates of deposit in the approximate principal amount of $112,000. The parties also agreed to exchange mutual releases. In consideration of the foregoing, the Company issued to IES Electronics (i) 450,000 shares of common stock, and (ii) five-year warrants to purchase up to an additional 450,000 shares of common stock at a purchase price of $1.91 per share. The fair value of the warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 3.5%, a volatility factor 79%, dividend yields of 0% and a contractual life of five years. The fair value of warrants was calculated as $483,828 and fair value of shares as $765,000.

In respect of the above settlement, the Company recorded in 2003 an expense of $688,642, representing the fair value of the warrants and shares over the remaining balance of the Company’s debt to IES Electronics as carried in the Company books at December 31, 2003, less the $112,000 certificate of deposit that was transferred to the Company’s name as noted above. During the year 2004, 200,000 warrants were exercised.

7. As of December 31, 2004, the Company outstanding warrants totaled 16,961,463.

g. Stock option and restricted stock purchase plans:

1. Options and restricted shares to employees and others (except consultants)

a. The Company has adopted the following stock option plans, whereby options and restricted shares may be granted for purchase of shares of the Company’s common stock. Under the terms of the employee plans, the Board of Directors or the designated committee grants options and determines the vesting period and the exercise terms.

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:- STOCKHOLDERS’ EQUITY (Cont.)

c. A summary of the status of the Company’s plans and other share options and restricted shares (except for options granted to consultants) granted as of December 31, 2004, 2003 and 2002, and changes during the years ended on those dates, is presented below:

	2004		2003		2002
	Amount	Weighted average exercise price	Amount	Weighted average exercise price	Amount	Weighted average exercise price
		$		$		$
Options outstanding at beginning of year	9,018,311	$1.37	5,260,366	$2.26	4,240,228	$2.74
Changes during year:
Granted (1) (2)	2,248,490	$1.06	5,264,260	$0.71	1,634,567	$0.87
Exercised (3)	(897,248)	$1.24	(689,640)	$0.64	(191,542)	$1.29
Forfeited	(514,793)	$3.77	(816,675)	$3.51	(422,887)	$1.92

Options outstanding at end of year	9,854,760	$1.19	9,018,311	$1.37	5,260,366	$2.26

Options exercisable at end of year	6,465,316	$1.32	5,826,539	$1.70	4,675,443	$2.26

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

(3) In June 2002, the employees exercised 100,000 options for which the exercise price was not paid at the exercise date. The Company recorded the owed amount of $73,000 as “Note receivable from stockholders” in the Statement of Changes in Stockholders’ Equity. In accordance with EITF 95-16, since the original option grant did not permit the exercise of the options through loans, and due to the Company’s history of granting non-recourse loans, this postponement in payments of the exercise price resulted in a variable plan accounting. However, the Company did not record any compensation due to the decrease in the market value of the Company’s shares during 2002. During 2002 the note in the amount of $36,500 was forgiven and appropriate compensation was recorded. During 2003 and 2004, the Company recorded compensation expenses and (income) in amounts of $38,500 and ($10,000), respectively, due to increase and decrease in the market value of the Company’s shares.

d.  The options and restricted shares outstanding as of December 31, 2004 have been separated into ranges of exercise price, as follows:

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:- STOCKHOLDERS’ EQUITY (Cont.)

	Total options outstanding			Exercisable options outstanding
Range of exercise prices	Amount outstanding at December 31, 2004	Weighted average remaining contractual life	Weighted average exercise price	Amount exercisable at December 31, 2004	Weighted average exercise price
$		Years	$		$
0.01-2.00	8,944,827	6.44	0.87	5,730,382	0.88
2.01-4.00	270,933	3.79	2.46	95,934	2.56
4.01-6.00	594,000	1.97	4.80	594,000	4.80
6.01-8.00	35,000	1.05	7.73	35,000	7.73
8.01	10,000	2.75	9.06	10,000	9.06
	9,854,760	6.07	1.19	6,465,316	1.32

Weighted-average fair values and exercise prices of options and restricted shares on dates of grant are as follows:

	Equals market price			Less than market price
	Year ended December 31,			Year ended December 31,
	2004	2003	2002	2004	2003	2002
Weighted average exercise prices	$1.494	$0.950	$1.265	$1.672	$-	$0.755
Weighted average fair value on grant date	$1.002	$0.730	$0.560	$1.729	$-	$0.250

2. Options issued to consultants:

a. The Company’s outstanding options to consultants as of December 31, 2004, are as follows:

	2004		2003		2002
	Amount	Weighted average exercise price	Amount	Weighted average exercise price	Amount	Weighted average exercise price
		$		$		$
Options outstanding at beginning of year	313,901	$4.59	245,786	$5.55	245,786	$5.55
Changes during year:
Granted	10,000	$-	83,115	$0.99	-	$-
Exercised	(37,615)	$1.03	(15,000)	$0.49	-	$-
Forfeited or cancelled	(120,000)	$6.40	-	$-	-	$-

Options outstanding at end of year	166,286	$3.80	313,901	$4.59	245,786	$5.55

Options exercisable at end of year	166,286	$3.80	193,901	$3.46	125,786	$6.42

b. The Company accounted for its options to consultants under the fair value method of SFAS No. 123 and EITF 96-18. The fair value for these options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:- STOCKHOLDERS’ EQUITY (Cont.)

	2004	2003	2002
Dividend yield	0%	0%	-
Expected volatility	81%	78%	-
Risk-free interest	3.4%	2.3%	-
Contractual life of up to	5 years	10 years	-

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

4. Treasury Stock:

Treasury stock is the Company’s common stock that has been issued and subsequently reacquired. The acquisition of common stock is accounted for under the cost method, and presented as reduction of stockholders’ equity.

NOTE 15:- INCOME TAXES

a. Taxation of U.S. parent company (Arotech) and other U.S. subsidiaries:

As of December 31, 2004, Arotech has operating loss carryforwards for U.S. federal income tax purposes of approximately $23 million, which are available to offset future taxable income, if any, expiring in 2009 through 2024. Utilization of U.S net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loses before utilization.

The Company files consolidated tax returns with its US subsidiaries.

b. Israeli subsidiary (Epsilor):

Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (the “Investments Law”):

Currently, Epsilor is operating under three programs as follows:

1. Program one:

Epsilor’s expansion program of its existing enterprise in Dimona was granted the status of an “approved enterprise” under the Investments Law and was entitled to investments grants from the state of Israel in the amount of 24% on property and equipment located at its Dimona plant.

The approved expansion program was in the amount of approximately $350,000. Epsilor effectively operated the program during 1999 and is entitled to the tax benefits available under the Investments Law.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 15:- INCOME TAXES (Cont.)

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

2. Program two:

Epsilor’s expansion program of its existing enterprise in Dimona was granted the status of an “approved enterprise” under the Investments Law and was entitled to investments grants from the State of Israel in the amount of 24% on property and equipment located at its Dimona plant.

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

3. Program three:

Epsilor’s expansion program of its existing enterprise in Dimona was granted the status of an “approved enterprise” under the Investments Law, and is entitled to investments grants from the State of Israel in the amount of 32% on property and equipment located at its Dimona plant.

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

The main tax benefits available to Epsilor are:

a) Reduced tax rates:

As stated above for each specific program

b) Accelerated depreciation:

Epsilor is entitled to claim accelerated depreciation in respect of machinery and equipment used by the “Approved Enterprise” for the first five years of operation of these assets.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 15:- INCOME TAXES (Cont.)

Income from sources other than the “Approved Enterprise” during the benefit period will be subject to tax at the regular corporate tax rate of 35%.

. If retained tax-exempt profits attributable to the “approved enterprise” are distributed, they would be taxed at the corporate tax rate applicable to such profits as if Epsilor had not elected the alternative system of benefits, currently 25% for an “approved enterprise.”

Dividends paid from the profits of an approved enterprise are subject to tax at the rate of 15% in the hands of their recipient.

As of December 31, 2004 approximately $370,000 were derived from tax exempt profits earned by Epsilor’s “approved enterprises”; by Israeli law, the Company can distribute only $197,000 of this amount. The Company has determined that such tax exempt income in the amount of $180,000 will not be distributed as dividends.

Tax liability on what can be distributed as dividends from these tax exempt profits and other Epsilor profits in 2004 in the hand of the recipient and on the company level as stated in previous section is $51,000 and accordingly deferred tax liability was recorded as of December 31, 2004.

c. Israeli subsidiary (EFL):

1. Tax benefits under the Investments Law:

A small part of EFL’s manufacturing facility has been granted “Approved Enterprise” status under the Investments Law, and was entitled to investment grants from the State of Israel of 38% on property and equipment located in Jerusalem, and 10% on property and equipment located in its plant in Beit Shemesh, and to reduced tax rates on income arising from the “Approved Enterprise,” as detailed below.

The period of tax benefits granted by “Approved enterprise” is subject to limits of 12 years from the commencement of production, or 14 years from the approval date, whichever is earlier. The approved program expired in 2004. The benefits were not utilized since the Company had no taxable income, since its incorporation.

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

In U.S. dollars

NOTE 15:- INCOME TAXES (Cont.)

2. Tax benefits under the Law for the Encouragement of Industry (Taxation), 1969:

EFL and Epsilor are “industrial companies,” as defined by this law and, as such, are entitled to certain tax benefits, mainly accelerated depreciation, as prescribed by regulations published under the inflationary adjustments law, the right to claim amortization of know-how, patents and certain other intangible property rights as deductions for tax purposes.

3. Tax rates applicable to income from other sources:

Income from sources other than the “Approved Enterprise,” is taxed at the regular rate of 35%. See also Note 15.e

4. Tax loss carryforwards:

As of December 31, 2004, EFL has operating and capital loss carryforwards for Israeli tax purposes of approximately $87.0 million, which are available, indefinitely, to offset future taxable income.

e. Reduction in corporate tax rate

In June 2004, the Israeli Parliament approved an amendment to the Income Tax Ordinance (No. 140 and Temporary Provision) (the “Amendment”), which progressively reduces the corporate tax rate from 36% to 35% in 2004 and to a rate of 30% in 2007. The amendment was signed and published in July 2004 and is, therefore, considered enacted in July 2004. As the Company currently has no taxable income, and no deferred taxes were recorded, the amendment does not have an impact on the Company’s results of operation or financial position.

f. Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets resulting from tax loss carryforward are as follows:
	December 31,
	2004	2003

Operating loss carryforward	$32,532,998	$33,958,434
Reserve and allowance	1,328,479	843,453

Net deferred tax asset before valuation allowance	33,861,477	34,801,887
Valuation allowance	(33,725,995)	(34,801,887)

Total deferred tax asset	$135,482	$-
Deferred tax liability	$51,366	$-

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

In U.S. dollars

NOTE 15:- INCOME TAXES (Cont.)

g. Loss from continuing operations before taxes on income and minorities interests in loss (earnings) of a subsidiary:

	Year ended December 31
	2004	2003*	2002**

Domestic	$8,006,205	$7,411,121	$5,250,633
Foreign	405,305	1,697,617	13,253,725

	$8,411,510	$9,108,738	$18,504,358

* Restated (see Note 1.b.).
** Includes loss from discontinued operations and minority interest in loss (earnings) of a subsidiary

h. Taxes on income were comprised of the following:

	Year ended December 31
	2004	2003	2002

Current state and local taxes	$539,674	$44,102	$-
Deferred taxes	(37,857)	-	-
Taxes in respect of prior years	84,292	352,091	-
	$586,109	$396,193	$-

Domestic	$163,087	$33,020	$-
Foreign	423,022	363,173	-

	$586,109	$396,193	$-

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 15:- INCOME TAXES (Cont.)

	Year ended December 31,
	2004	2003*	2002
Loss from continuing operations before taxes, as reported in the consolidated statements of income	$(8,411,510)	$(9,108,738)	$(4,582,792)

Statutory tax rate	34%	34%	34%
Theoretical income tax on the above amount at the U.S. statutory tax rate	$(2,859,914)	$(3,096,971)	$(1,558,149)
Deferred taxes on losses for which valuation allowance was provided	556,692	1,146,754	1,558,149
Non-deductible expenses	1,629,874	1,873,129	-
State taxes	168,081	33,020	-
Accrual for deferred taxes on undistributed earnings	49,416	-	-
Foreign income in tax rates other then U.S rate	919,895	86,954	-
Taxes in respect of prior years	84,292	352,091	-
Others	37,773	1,216	-

Actual tax expense	$586,109	$396,193	$-

* Restated (see Note 1.b.).

NOTE 16:- SELECTED STATEMENTS OF OPERATIONS DATA

Financial income (expenses), net:

	Year ended December 31,
	2004	2003*	2002

Financial expenses:
Interest, bank charges and fees	$(622,638)	$(355,111)	$(89,271)
Amortization of compensation related to warrants issued to the holders of convertible debentures and beneficial conversion feature	(4,142,109)	(3,928,237)	-
Bonds premium amortization	(202,467)	-	-
Foreign currency translation differences	(71,891)	115,538	15,202

	(5,039,105)	(4,167,810)	(74,069)
Financial income:
Interest	443,182	129,101	174,520
Realized gain from marketable securities sale	40,119	-	-
Financial income in connection with warrants granted (note 14.f.4)	326,839	-	-

Total	$(4,228,965)	$(4,038,709)	$100,451

* Restated (see Note 1.b.).

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 17:- RELATED PARTY DISCLOSURES
	Year ended December 31,
	2004	2003	2002
Transactions:

Reimbursement of general and administrative expenses	-	-	$36,000

Financial income (expenses), net from notes receivable and loan holders	$18,251	-	$(7,309)

NOTE 18:- SEGMENT INFORMATION

a. General:

The Company and its subsidiaries operate primarily in three business segments (see Note 1.a. for a brief description of the Company’s business) and follow the requirements of SFAS No. 131.

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

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon two primary factors, one is the segment’s operating income and the other is based on the segment’s contribution to the Company’s future strategic growth.

b. The following is information about reported segment gains, losses and assets:

	Simulation and Security	Armor	Battery and Power Systems	All Others(4)	Total
2004
Revenues from outside customers	$21,464,406	$17,988,687	$10,500,753	$-	$49,953,846
Depreciation expenses and amortization (1)	(1,983,822)	(1,755,847)	(1,132,953)	(135,613)	(5,008,235)
Direct expenses (2)	(17,910,967)	(16,444,476)	(9,974,544)	(5,431,627)	(49,761,614)
Segment net income (loss)	$1,569,617	$(211,636)	$(606,744)	$(5,567,240)	(4,816,003)
Financial expenses (after deduction of minority interest)					(4,226,310)
Net loss from continuing operations					$(9,042,313)
Segment assets (3)	$1,872,943	$5,819,266	$3,455,188	$730,595	$11,877,992

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 18:- SEGMENT INFORMATION (Cont.)
	Simulation and Security	Armor	Battery and Power Systems	All Others(4)	Total
2003*
Revenues from outside customers	$8,022,026	$3,435,716	$5,868,899	$-	$17,326,641
Depreciation expenses and amortization	(757,997)	(169,668)	(527,775)	(139,630)	(1,595,070)
Direct expenses (2)	(7,308,649)	(3,584,284)	(5,945,948)	(4,200,770)	(21,039,651)
Segment net income (loss)	$(44,620)	$(318,236)	$(604,824)	$(4,340,400)	(5,308,080)
Financial expenses (after deduction of minority interest)					(4,039,951)
Net loss from continuing operations					$(9,348,031)
Segment assets (3)	$898,271	$730,291	$2,128,062	$450,864	$4,207,488

2002
Revenues from outside customers	$1,980,061	$2,744,382	$1,682,296	$-	$6,406,739
Depreciation expenses and amortization (1)	(569,832)	(106,921)	(252,514)	(194,014)	(1,123,281)
Direct expenses (1)	(2,037,775)	(2,315,995)	(3,062,548)	(2,905,743)	(10,322,061)
Segment net income (loss)	$(627,546)	$321,466	$(1,632,766)	$(3,099,757)	(5,038,603)
Financial income (after deduction of minority interest)					100,451
Net income from continuing operations					$(4,938,152)
Segment assets (3)	$655,143	$1,028,682	$2,007,291	$575,612	$4,266,728

* Restated (see Note 1.b.).
(1) Including property and equipment depreciation, intangible assets amortization and amortization of adjustment of one of the Company’s subsidiaries’ inventory to market values as of the purchase date.
(2) Including sales and marketing, general and administrative expenses.
(3) Including property and equipment and inventory.
(4) Including unallocated costs.

The Company allocates its goodwill among its three divisions as follows:

	Year ended December 31,
	2004	2003	2002
Simulation and Security Division	$22,845,372	$4,032,726	$4,068,726
Armor Division	$11,591,228	$1,031,829	$886,255
Battery and Power Systems Division	$5,308,916	$-	$-
c. Summary information about geographic areas:

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 18:- SEGMENT INFORMATION (Cont.)

The following presents total revenues according to end customers location for the years ended December 31, 2004, 2003 and 2002, and long-lived assets as of December 31, 2004, 2003 and 2002:

	2004		2003		2002
	Total revenues	Long-lived assets	Total revenues	Long-lived assets	Total revenues	Long-lived assets
	U.S. dollars

U.S.A.	$40,656,729	$45,154,086	$10,099,652	$6,778,050	$2,787,250	$6,710,367
Germany	319,110	-	2,836,725	-	38,160	-
England	344,261	-	29,095	-	47,696	-
Thailand	-	-	95,434	-	291,200	-
India	3,061,705	-	-	-	-	-
Israel	4,212,408	13,560,822	3,576,139	2,954,441	2,799,365	3,367,320
Other	1,359,633	-	689,596	-	443,068	-

	$49,953,846	$58,714,908	$17,326,641	$9,732,491	$6,406,739	$10,077,687

d. Revenues from major customers:

	Year ended December 31,
	2004	2003	2002
	%
Batteries and power systems:
Customer A	8%	27%	8%
Armor:
Customer B	4%	17%	43%
Customer C	24%	-	-
Simulation and security:
Customer D	13%	-	-
Customer E	1%	16%	-

e. Revenues from major products:

	Year ended December 31,
	2004	2003	2002

Electric - vehicle	$232,394	$408,161	$460,562
Water activated batteries	921,533	703,084	647,896
Military batteries	9,324,247	4,757,116	573,839
Car armoring	17,988,686	3,435,715	2,744,382
Simulators	21,414,968	7,961,302	1,980,060
Other	72,018	61,263	-

Total	$49,953,846	$17,326,641	$6,406,739

SUPPLEMENTARY FINANCIAL DATA

Quarterly Financial Data (unaudited) for the two years ended December 31, 2004

	Quarter Ended*
2004	March 31	June 30	September 30	December 31
Net revenue	$7,182,254	$9,928,248	$16,272,521	$16,570,823
Gross profit	$2,625,034	$3,353,501	$4,723,573	$5,240,644
Net profit (loss) from continuing operations	$(2,517,889)	$(4,396,123)	$1,126,845	$(3,255,146)
Net loss from discontinued operations	$-	$-	$-	$-
Net profit (loss) for the period	$(2,517,889)	$(4,396,123)	$1,126,845	$(3,255,146)
Deemed dividend to certain stockholders of common stock	$(1,163,000)	$-	$(2,165,952)	$-
Net loss attributable to common stockholders	$(3,680,889)	$(4,396,123)	$(1,039,107)	$(3,255,146)
Net profit (loss) per share - basic and diluted	$(0.06)	$(0.07)	$(0.01)	$(0.04)
Shares used in per share calculation	59,406,466	64,499,090	76,744,251	79,075,181

	Quarter Ended
2003*	March 31	June 30	September 30	December 31
Net revenue	$4,033,453	$3,493,135	$5,705,898	$4,094,155
Gross profit	$1,399,734	$1,013,965	$2,453,575	$1,371,527
Net loss from continuing operations	$(1,291,122)	$(2,788,348)	$218,606	$(5,487,167)
Net income (loss) from discontinued operations	$(95,962)	$179,127	$(2,285)	$29,529
Net income (loss) for the period	$(1,387,083)	$(2,609,221)	$216,321	$(5,457,638)
Deemed dividend to certain stockholders of common stock	$-	$(172,350)	$(94,676)	$(82,974)
Net income (loss) attributable to common stockholders	$(1,387,083)	$(2,781,571)	$121,645	$(5,540,612)
Net loss per share - basic and diluted	$(0.04)	$(0.08)	$0.00	$(0.13)
Shares used in per share calculation	34,758,960	36,209,872	40,371,940	43,604,830

* Restated (see Note 1.b. of Notes to Consolidated Financial Statements).

FINANCIAL STATEMENT SCHEDULE

Arotech Corporation and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

For the Years Ended December 31, 2004, 2003 and 2002

Description	Balance at beginning of period	Additions charged to costs and expenses	Balance at end of period
Year ended December 31, 2004
Allowance for doubtful accounts	$61,282	$(5,888)	$55,394
Allowance for slow moving inventory	96,350	121,322	217,672
Valuation allowance for deferred taxes	34,801,887	(1,075,892)	33,725,995
Totals	$34,959,519	$(960,458)	$33,999,061
Year ended December 31, 2003
Allowance for doubtful accounts	$40,636	$20,646	$61,282
Allowance for slow moving inventory	-	96,350	96,350
Valuation allowance for deferred taxes	29,560,322	5,241,565	34,801,887
Totals	$29,600,958	$5,358,561	$34,959,519
Year ended December 31, 2002
Allowance for doubtful accounts	$39,153	$1,483	$40,636
Valuation allowance for deferred taxes	12,640,103	16,920,219	29,560,322
Totals	$12,679,256	$16,921,702	$29,600,958

Exhibit Index

Exhibit Number	Description
23.1	Consent of Kost, Forer, Gabbay & Kassierer, a member of Ernst & Young Global
23.2	Consent of Stark Winter Schenkein & Co., LLP
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002