Form 10-Q
period 2005-06-30
AROTECH CORP
filed 2005-08-15
CIK 916529

OMB APPROVAL
OMB Number:3235-0070
Expires:January 31, 2008
Estimated average burden
hours per response192.00
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED       June 30, 2005 .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☒  No☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s common stock as of August 12, 2005 was 89,770,108.

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

AROTECH CORPORATION

INDEX

PART I - FINANCIAL INFORMATION

AROTECH CORPORATION

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	June 30, 2005	December 31, 2004
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$4,193,924	$6,734,512
Restricted collateral deposits and restricted held to maturity securities	962,552	6,962,110
Available-for-sale marketable securities	35,413	135,568
Trade receivables (net of allowance for doubtful accounts in the amount of $82,324 and $55,394 as of June 30, 2005 and December 31, 2004, respectively)	7,455,971	8,266,880
Unbilled receivables	2,396,078	2,881,468
Other accounts receivable and prepaid expenses	1,642,882	1,339,393
Inventories	8,550,596	7,277,301

Total current assets	25,237,416	33,597,232

SEVERANCE PAY FUND	2,024,120	1,980,047

PROPERTY AND EQUIPMENT, NET	4,328,008	4,600,691

RESTRICTED DEPOSITS	3,000,000	4,000,000

INVESTMENT IN AFFILIATED COMPANY	112,500	-

GOODWILL	37,503,181	39,745,516

OTHER INTANGIBLE ASSETS, NET	12,089,170	14,368,701

	$84,294,395	$98,292,187

The accompanying notes are an integral part of the Consolidated Financial Statements.

AROTECH CORPORATION

CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$4,390,506	$6,177,546
Other accounts payable and accrued expenses	4,385,712	5,818,188
Current portion of promissory notes due to purchase of subsidiaries	7,946,797	13,585,325
Short-term bank loans and current portion of long-term loans	1,267,155	181,352
Deferred revenues	1,205,811	618,229
Liabilities of discontinued operations	200,000	-

Total current liabilities	19,395,981	26,380,640

LONG TERM LIABILITIES
Accrued severance pay	3,545,341	3,422,951
Convertible debenture	2,544,251	1,754,803
Deferred revenues	125,673	163,781
Long-term note	-	20,891
Long-term portion of promissory note due to purchase of subsidiaries	-	980,296

Total long-term liabilities	6,215,265	6,342,722

MINORITY INTEREST	168,910	95,842

SHAREHOLDERS’ EQUITY:
Share capital -
Common stock - $0.01 par value each;
Authorized: 250,000,000 shares as of June 30, 2005 and December 31, 2004; Issued: 90,325,441 shares as of June 30, 2005 and 80,637,002 shares as of December 31, 2004; Outstanding - 89,770,108 shares as of June 30, 2005 and 80,081,669 shares as of December 31, 2004	903,256	806,370
Preferred shares - $0.01 par value each;
Authorized: 1,000,000 shares as of June 30, 2005 and December 31, 2004; No shares issued and outstanding as of June 30, 2005 and December 31, 2004	-	-
Additional paid-in capital	190,588,710	189,266,103
Deferred stock compensation	(860,924)	(1,258,295)
Accumulated deficit	(127,032,567)	(118,953,553)
Treasury stock, at cost (common stock - 555,333 shares as of June 30, 2005 and December 31, 2004)	(3,537,106)	(3,537,106)
Notes receivable from stockholders	(1,237,984)	(1,222,871)
Accumulated other comprehensive income (loss)	(309,146)	372,335

Total shareholders’ equity	58,514,239	65,472,983

	$84,294,395	$98,292,187

The accompanying notes are an integral part of the Consolidated Financial Statements.

AROTECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. Dollars, except share data)

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004

Revenues	$22,624,355	$17,110,502	$12,236,910	$9,928,248

Cost of revenues	14,981,150	11,131,967	8,609,276	6,574,747

Gross profit	7,643,205	5,978,535	3,627,634	3,353,501

Operating expenses:
Research and development	898,504	871,627	483,826	408,121
Selling and marketing	2,222,692	2,140,696	1,063,873	1,119,611
General and administrative	6,720,816	5,460,070	3,364,406	3,371,934
Amortization of intangible assets	1,646,241	992,025	823,153	496,013
Impairment of goodwill and other intangible assets	2,389,129	-	2,389,129	-
Total operating costs and expenses	13,877,382	9,464,418	8,124,387	5,395,679

Operating loss	(6,234,177)	(3,485,883)	(4,496,753)	(2,042,178)
Financial expenses, net	(1,306,466)	(3,231,356)	(837,608)	(2,152,811)

Loss before income taxes	(7,540,643)	(6,717,239)	(5,334,361)	(4,194,989)
Income tax expenses	(267,218)	(170,065)	(49,954)	(174,972)
Loss before minority interest in earnings of a subsidiary	(7,807,861)	(6,887,304)	(5,384,315)	(4,369,961)
Minority interest in earnings of a subsidiary	(71,153)	(26,708)	(38,199)	(26,162)
Loss from continuing operations	(7,879,014)	(6,914,012)	(5,422,514)	(4,396,123)
Loss from discontinued operations	(200,000)	-	(200,000)	-
Net loss	(8,079,014)	(6,914,012)	(5,622,514)	(4,396,123)
Deemed dividend to certain stockholders	-	(1,163,000)	-	-
Net loss attributable to common stockholders	$(8,079,014)	$(8,077,012)	$(5,622,514)	$(4,396,123)

Basic and diluted net loss per share from continuing operations	$(0.10)	$(0.11)	$(0.07)	$(0.07)
Basic and diluted net loss per share from discontinued operation	$(0.00)	$-	$(0.00)	$-
Basic and diluted net loss per share	$(0.10)	$(0.13)	$(0.07)	$(0.07)

Weighted average number of shares used in computing basic and diluted net loss per share	80,441,575	62,035,532	80,780,149	64,490,090

The accompanying notes are an integral part of the Consolidated Financial Statements.

AROTECH CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (U.S. Dollars, except share data)
	Common Stock		Additional paid-in capital	Deferred stock compensation	Accumulated deficit	Treasury stock	Notes receivable from shareholders	Accumulated other comprehensive income (loss)	Total comprehensive loss	Total
	Shares	Amount
BALANCE AT JANUARY 1, 2005 - NOTE 1	80,637,001	$806,370	$189,266,103	$(1,258,295)	$(118,953,553)	$(3,537,106)	$(1,222,871)	$372,335	$-	$65,472,983
CHANGES DURING THE SIX-MONTH PERIOD ENDED JUNE 30, 2005							-
Issuance of shares	9,539,962	95,401	1,179,924	-	-	-	-	-	-	1,275,325
Issuance of shares to consultants	72,653	727	88,636	-	-	-	-	-	-	89,363
Issuance of shares to employees	10,000	100	(100)	-	-	-	-	-	-	-
Compensation related to non-recourse loan granted to shareholder	-	-	(28,500)	-	-	-	-	-	-	(28,500)
Exercise of options by employees	15,825	158	17,034	-	-	-	-	-	-	17,192
Deferred stock compensation related to restricted stock	50,000	500	50,500	(51,000)	-	-	-	-	-	-
Amortization of deferred stock compensation	-	-	-	448,371	-	-	-	-	-	448,371
Interest accrued on notes receivable from shareholders	-	-	15,113	-	-	-	(15,113)	-	-	-
Other comprehensive loss - foreign currency translation adjustment	-	-	-	-	-	-	-	(678,921)	(678,921)	(678,921)
Other comprehensive loss - unrealized gain on available for sale marketable securities	-	-	-	-	-	-	-	(2,560)	(2,560)	(2,560)
Net loss	-	-	-	-	(8,079,014)	-	-	-	(8,079,014)	(8,079,014)
Total comprehensive loss	-	-	-	-	-	-	-	-	$(8,760,495)	-
BALANCE AT JUNE 30, 2005 - UNAUDITED	90,325,441	$903,256	$190,588,710	$(860,924)	$(127,032,567)	$(3,537,106)	$(1,237,984)	$(309,146)		$58,514,239

The accompanying notes are an integral part of the Consolidated Financial Statements.

AROTECH CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)

	Six months ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period before deemed dividend to certain stockholders of common stock	$(8,079,014)	$(6,914,012)
Less loss for the period from discontinued operations	200,000	-
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	613,368	518,332
Amortization of intangible assets	1,646,241	992,025
Impairment of goodwill and other intangible assets	2,389,129	-
Amortization of compensation related to warrants issued to the holders of convertible debentures and beneficial conversion feature	789,448	2,939,617
Amortization of deferred expenses related to convertible debenture issuance	24,256	160,414
Amortization of capitalized research and development projects	64,084	18,326
Stock based compensation due to options granted to employees and directors	177,633	362,161
Amortization of deferred stock based compensation due to shares issued employees	270,738	53,200
Stock based compensation related to non-recourse note granted to stockholder	(28,500)	13,500
Stock based compensation related to shares granted and to be granted to consultants and shares granted as a donation	98,010	-
Write-off of inventory	-	112,395
Earnings to minority	71,153	26,708
Markdown (Markup) of loans to stockholders	-	(32,397)
Interest expenses accrued on promissory notes issued to purchase of subsidiary	284,140	14,668
Interest accrued on restricted securities and certificates of deposit due within one year	-	(101,569)
Interest accrued on long-term loans	-	382
Capital (gain) loss from sale of marketable securities	2,693	(4,103)
Amortization of premium related to restricted securities	42,234	89,743
Capital gain from sale of property and equipment	-	(5,744)
Accrued severance pay, net	10,711	(436,974)
Decrease (increase) in deferred tax assets	64,595	(16,453)
Changes in operating asset and liability items:
Decrease in trade receivables	661,953	2,439,972
Decrease (increase) in unbilled receivables	485,390	(270,927)
Decrease in notes receivable	32,850	154,952
Increase in other accounts receivable and prepaid expenses	(184,965)	(675,608)
Increase in inventories	(1,230,866)	(3,742,621)
Increase (decrease) in trade payables	(1,676,572)	987,471
Increase in deferred revenues	549,474	2,749,306
Decrease in accounts payable and accruals	(1,209,465)	(548,134)
Net cash used in operating activities from continuing operations (reconciled from continuing operations)	(3,931,282)	(1,115,370)
Net cash used in operating activities from discontinued operations (reconciled from discontinued operations)	-	(105,407)
Net cash used in operating activities	(3,931,282)	(1,220,777)

The accompanying notes are an integral part of the Consolidated Financial Statements.

AROTECH CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)

Six months ended June 30,
2005	2004

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of promissory note related to purchase of subsidiary	(7,055,937)	(75,000)
Proceeds from sale of marketable securities	92,519	90,016
Investment in marketable securities	-	(89,204)
Investment in subsidiary(1)	-	(7,190,777)
Investment in subsidiary(2)	-	(12,125,953)
Payment of transactions expenses in related to previous year investment in subsidiary	(12,945)	-
Investment in affiliated company	(112,500)	-
Purchase of property and equipment	(534,678)	(636,775)
Increase in capitalized research and development projects	(56,109)	(153,357)
Proceeds from sale of property and equipment	-	59,036
Decrease in demo inventories, net	-	11,201
Repayment of loan granted to stockholder	-	32,397
Decrease (increase) in restricted securities and deposits, net	6,667,886	(9,792,408)
Net cash used in investing activities	(1,011,764)	(29,870,824)
FORWARD	$(4,943,046)	$(31,091,601)

The accompanying notes are an integral part of the Consolidated Financial Statements.

AROTECH CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)

	Six months ended June 30,
	2005	2004
FORWARD	$(4,943,046)	$(31,091,601)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term credit from banks	1,117,477	(165,245)
Proceeds from issuance of share capital, net	1,275,325	17,741,739
Proceeds from exercise of options	17,192	1,089,815
Proceeds from exercise of warrants	-	3,893,823
Payment on capital lease obligation	-	(1,550)
Repayment of long-term loans	(44,471)	(28,192)

Net cash provided by financing activities	2,365,523	22,530,390

DECREASE IN CASH AND CASH EQUIVALENTS	(2,577,523)	(8,561,211)

CASH EROSION DUE TO EXCHANGE RATE DIFFERENCES	36,935	(4,208)

BALANCE OF CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	6,734,512	13,685,125

BALANCE OF CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$4,193,924	$5,119,706

SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Investment in subsidiary against promissory note	$-	$2,940,985
Issuance of shares and warrants against accrued expenses	$56,577	$1,310,394
Exercise of convertible debentures against shares	$-	$3,112,500
Accrual for earnout in respect of subsidiary acquisition	$152,973	$-
Shares issuance in regard to subsidiary acquisition	$82,645	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFOR--MATION - CASH PAID DURING THE PERIOD FOR:
Interest	$(209,580)	$(273,836)

The accompanying notes are an integral part of the Consolidated Financial Statements.

AROTECH CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)

(1)
In January 2004, the Company acquired substantially all of the outstanding ordinary shares of Epsilor Electronic Industries, Ltd. (“Epsilor”). The net fair value of the assets acquired and the liabilities assumed, at the date of acquisition, was as follows:

Working capital, excluding cash and cash equivalents (unaudited)	$(849,992)
Property and equipment (unaudited)	709,847
Intangible assets and goodwill (unaudited)	10,284,407
10,144,262
Issuance of promissory note (unaudited)	(2,940,985)
Issuance of shares in respect to transaction costs	(12,500)
$7,190,777

(2)	In January 2004, the Company acquired all of the outstanding common stock of FAAC Incorporated (“FAAC”). The net fair value of the assets acquired was as follows:

Working capital, excluding cash and cash equivalents (unaudited)	$1,796,791
Property and equipment (unaudited)	263,669
Intangible assets and goodwill (unaudited)	25,507,646
27,568,106
Accrual for earn out payment	(13,435,325)
Issuance of shares, net (unaudited)	(2,006,828)
$12,125,953

The accompanying notes are an integral part of the Consolidated Financial Statements.

AROTECH CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

a. Company:

Arotech Corporation (“Arotech” or the “Company”), and its subsidiaries provide defense and security products for the military, law enforcement and homeland security markets, including advanced zinc-air and lithium batteries and chargers, multimedia interactive simulators/trainers and lightweight vehicle armoring. The Company is primarily operating through IES Interactive Training, Inc. (“IES”), a wholly-owned subsidiary based in Littleton, Colorado; FAAC Corporation, a wholly-owned subsidiary based in Ann Arbor, Michigan, and FAAC’s 80%-owned United Kingdom subsidiary FAAC Limited; Electric Fuel Battery Corporation, a wholly-owned subsidiary based in Auburn, Alabama; Electric Fuel Ltd. (“EFL”) a wholly-owned subsidiary based in Beit Shemesh, Israel; Epsilor Electronic Industries, Ltd., a wholly-owned subsidiary located in Dimona, Israel; MDT Protective Industries, Ltd. (“MDT”), a majority-owned subsidiary based in Lod, Israel; MDT Armor Corporation, a majority-owned subsidiary based in Auburn, Alabama; and Armour of America, Incorporated, a wholly-owned subsidiary based in Los Angeles, California.

b. Basis of presentation:

The accompanying interim consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at June 30, 2005 and its operating results and cash flows for the six- and three-month periods ended June 30, 2005 and 2004.

The results of operations for the six months ended June 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

c. Accounting for stock-based compensation:

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of the Company’s stock options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized.

AROTECH CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company adopted the disclosure provisions of Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which amended certain provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation.” The Company continues to apply the provisions of APB No. 25 in accounting for stock-based compensation.

Under Statement of Financial Accounting Standard No. 123, pro forma information regarding net loss and net loss per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options is amortized over their vesting period and estimated at the date of grant using a Black-Scholes Option Valuation Model with the following weighted-average assumptions for the six and three months ended June 30, 2005 and 2004:

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
	(Unaudited)

Risk free interest	3.7	3.81	3.7	3.81
Dividend yields	0.0%	0.0%	0.0%	0.0%
Volatility	0.76	0.817	0.76	0.817
Expected life	3 years	5 years	3 years	5 years

Pro forma information under SFAS No. 123:

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
	Unaudited (U.S. Dollars, except per share data)
Net loss as reported	$(8,079,014)	$(8,077,012)	(5,622,514)	$(4,396,123)
Add - stock-based compensation expense determined under APB 25	$448,371	$415,361	$232,739	$415,361
Deduct - stock based compensation expense determined under fair value method for all awards	(851,391)	(859,600)	(401,799)	(649,317)
Pro forma net loss	$(8,482,034)	$(8,521,251)	$(5,791,574)	$(4,630,079)
Loss per share:	$(0.11)	$(0.14)	$(0.07)	$(0.07)
Net income (loss) as reported	$(0.10)	$(0.13)	$(0.07)	$(0.07)

NOTE 2: INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. Inventory write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and for market prices lower than cost. In the six months ended June 30, 2005 the Company did not write off any inventory. Inventories are composed of the following:

AROTECH CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30, 2005	December 31, 2004
	(Unaudited)
Raw materials	$4,330,620	$4,087,650
Work-in-progress	3,210,003	1,877,889
Finished goods	1,009,973	1,311,762
	$8,550,596	$7,277,301

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1.c. above to the Company’s consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

AROTECH CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (SAB 107) to give guidance on implementation of SFAS 123(R), which the Company plans to consider in implementing SFAS 123(R).

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 (“FAS 154”), “Accounting Changes and Error Corrections,” a replacement of APB No. 20,”Accounting Changes” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently assessing the impact of FAS 154 on its results of operations, financial condition and liquidity.

NOTE 4: SEGMENT INFORMATION

a. General:

The Company and its subsidiaries operate primarily in three business segments and follow the requirements of SFAS No. 131.

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The accounting policies of the operating segments are the same as those used by the Company in the preparation of its annual financial statement. The Company evaluates performance based upon two primary factors, one is the segment’s operating income and the other is the segment’s contribution to the Company’s future strategic growth.

b. The following is information about reported segment revenues, income (losses) and assets for the six and three months ended June 30, 2005 and 2004:

AROTECH CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Simulation and Security	Battery and Power Systems	Armor	All Others	Total
Six months ended June 30, 2005
Revenues from outside customers	$9,639,071	$5,060,971	$7,924,313	$-	$22,624,355
Depreciation , amortization and impairment expenses (1)	(806,350)	(454,840)	(3,378,631)	(73,000)	(4,712,821)
Direct expenses (2)	(8,491,590)	(5,062,577)	(7,750,259)	(3,178,029)	(24,482,455)
Segment income (loss)	$341,131	$(456,446)	$(3,204,577)	$(3,251,029)	(6,570,921)
Financial income (after deduction of minority interest)					(1,308,093)
Loss from continuing operations					$(7,879,014)
Segment assets (3), (4)	32,558,188	12,567,167	16,582,452	763,148	62,470,955

Six months ended June 30, 2004
Revenues from outside customers	$7,224,644	$5,132,390	$4,753,468	$-	$17,110,502
Depreciation , amortization and impairment expenses (1)	(808,243)	(563,991)	(59,123)	(79,000)	(1,510,357)
Direct expenses (2)	(6,937,321)	(5,077,918)	(4,404,993)	(2,860,981)	(19,281,213)
Segment income (loss)	$(520,920)	$(509,519)	$289,352	$(2,939,981)	(3,681,068)
Financial expenses (after deduction of minority interest)					(3,232,944)
Loss from continuing operations					$(6,914,012)
Segment assets(3), (4)	18,569,441	13,114,218	5,424,216	501,931	37,609,806

Three months ended June 30, 2005
Revenues from outside customers	$5,523,421	$2,054,832	$4,658,657	$-	$12,236,910
Depreciation , amortization and impairment expenses (1)	(403,690)	(232,140)	(2,887,083)	(38,000)	(3,560,913)
Direct expenses (2)	(4,983,466)	(2,305,587)	(4,434,210)	(1,536,132)	(13,259,395)
Segment income (loss)	$136,265	$(482,895)	$(2,662,636)	$(1,574,132)	(4,583,398)
Financial income (after deduction of minority interest)					(839,116)
Loss from continuing operations					$(5,422,514)

Three months ended June 30, 2004
Revenues from outside customers	$4,012,561	$2,626,768	$3,288,919	$-	$9,928,248
Depreciation , amortization and impairment expenses (1)	(423,142)	(281,121)	(29,673)	(44,000)	(777,936)
Direct expenses (2)	(3,769,830)	(2,613,958)	(3,022,974)	(1,987,442)	(11,394,204)
Segment income (loss)	$(180,411)	$(268,311)	$236,272	$(2,180,969)	(2,243,892)
Financial expenses (after deduction of minority interest)					(2,152,231)
Loss from continuing operations					$(4,396,123)

(1)  Includes depreciation of property and equipment, amortization expenses of intangible assets and impairment of goodwill and other intangible assets.

(2) Including sales and marketing, general and administrative and tax expenses.

(3) Consisting of property and equipment, inventory and intangible assets.

(4) Out of those amounts, goodwill in our Simulation and Security, Battery and Power Systems and Armor divisions stood at $23,001,305, $5,000,178 and $9,501,699 as of June 30, 2005, respectively, and $8,509,016 , $4,806,249 and $1,006,801 as of June 30, 2004, respectively.

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

AROTECH CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2005, principal amount of $150,000 remained outstanding under these convertible debentures.

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

In connection with these convertible debentures, the Company will recognize financial expenses of $2,963,043 with respect to the beneficial conversion feature, which is being amortized from the date of issuance to the stated redemption date - September 30, 2006 - as financial expenses.

During the six months ended June 30, 2005 the Company recorded an expense of $14,680, which was attributable to amortization of debt discount and beneficial conversion feature related to the convertible debenture over its term. These expenses were included in the financial expenses.

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

As of June 30, 2005, principal amount of $4,387,500 remained outstanding under these convertible debentures.

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

This transaction was accounted according to APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” and Emerging Issue Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”). The fair value of the warrants granted in respect of convertible debentures was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 2.45%, a volatility factor 98%, dividend yields of 0% and a contractual life of three years.

In connection with these convertible debentures, the Company will recognize financial expenses of $6,000,000 with respect to the beneficial conversion feature, which is being amortized from the date of issuance to the stated redemption date - September 30, 2006 - as financial expenses.

AROTECH CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the six months ended June 30, 2005 the Company recorded an expense of $774,768, which was attributable to amortization of the beneficial conversion feature of the convertible debenture over its term. These expenses were included in the financial expenses.

NOTE 6: IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

SFAS No. 142 requires goodwill to be tested for impairment on adoption of the Statement, at least annually thereafter, and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value of the Company’s reportable units with their carrying value. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units.

The Company performed the required annual impairment test of goodwill, based on management’s projections and using expected future discounted operating cash flows. As of June 30, 2005, the Company identified in AoA an impairment of goodwill in the amount of $2,043,129.

The Company and its subsidiaries’ long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of June 30, 2005 the Company identified an impairment of backlog previously identified with the AoA acquisition and as a result has recorded an impairment loss in the amount of $346,000.

NOTE 7: CONTINGENT LIABILITIES

In 2000 and 2001, the Company sold consumer cellphone batteries and chargers to a major department store chain. Subsequent to these sales, in late 2001, one of the Company’s employees signed an agreement with the department store chain to price-protect the goods previously sold, with such price protection “to be debited from current open invoices.” The department store chain has recently claimed to the Company that the Company owes them approximately $517,000, primarily in respect of this price protection. The Company contends that employee who signed the price protection had no authority, actual or apparent, to do so, and that in any event the clear meaning of the language in the price protection is that the department store chain may deduct the price protection from sums they owe the Company, not that the Company is obligated to return sums previously paid. Settlement discussions are currently taking place. Although it is difficult at this early stage to come to any conclusions, the Company estimates that its liability in this matter will not exceed $200,000. The Company has recorded an appropriate provision in respect of this amount. These expenses were included in loss from discontinued operations.

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

Arotech™ is a trademark and Electric Fuel® is a registered trademark of Arotech Corporation. All company and pro-duct names mentioned may be trademarks or registered trademarks of their respective holders. Unless the context requires otherwise, all references to us refer collectively to Arotech Corporation and its subsidiaries.

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

AROTECH CORPORATION

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

AROTECH CORPORATION

Overview of Results of Operations

We incurred significant operating losses for the years ended December 31, 2003 and 2004 and for the first six months of 2005. While we expect to continue to derive revenues from the sale of products that our subsidiaries manufacture and the services that they provide, there can be no assurance that we will be able to achieve or maintain profitability on a consistent basis.

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

We succeeded during 2004 in moving Arotech to a positive cash flow situation, for the first time in our history. We are focused on continuing this success in 2005 (although we had negative cash flow during the first six months of 2005) and beyond, and ultimately on achieving profitability. In this connection, we note that most of our business lines historically have had weaker first halves than second halves, and weaker first quarters than second quarters. We expect this to be the case for 2005 as well.

A portion of our operating loss during the first six months of 2005 arose as a result of non-cash charges. These charges were primarily related to our acquisitions made in the previous year and to our raising capital through convertible debenture in the prior years. Because we anticipate continuing these activities, we expect to continue to incur such non-cash charges in the future.

Non-cash charges related to acquisitions arise when the purchase price for an acquired company exceeds the company’s book value. In such a circumstance, a portion of the excess of the purchase price is recorded as goodwill and a portion as intangible assets. In the case of goodwill, the assets recorded as goodwill are not amortized; instead, we are required to perform an annual impairment review. If we determine, through the impairment review process, that goodwill has been impaired, we must record the impairment charge in our statement of operations. Intangible assets are amortized in accordance with their useful life. Accordingly, for a period of time following an acquisition, we incur a non-cash charge in the amount of a fraction (based on the useful life of the intangible assets) of the amount recorded as intangible assets. Our acquisitions of FAAC, Epsilor and AoA resulted in our incurring such non-cash charges during the first six months of 2005.

As a result of the application of the above accounting rule, we incurred non-cash charges related to amortization of intangible assets in the amount of $1.6 million and an additional $2.4 million related to impairment of goodwill and other intangible assets during the first six months of 2005.

The non-cash charges that relate to our financings arise when we sell convertible debentures and warrants. When we issue convertible debentures, we might record an expense for a beneficial conversion feature that is amortized ratably over the life of the debenture. When a debenture is converted, however, the entire remaining unamortized beneficial conversion feature expense is immediately recognized in the quarter in which the debenture is converted. Similarly, when we issue warrants in connection with convertible debentures, we record an expense for financial discount that is amortized ratably over the term of the convertible debentures; when the convertible debentures are converted, the entire remaining unamortized financial expense is immediately recognized in the quarter in which the conversion occurs. As and to the extent that our remaining convertible debentures are converted, we would incur similar non-cash charges going forward.

AROTECH CORPORATION

As a result of the application of the above accounting rule, we incurred non-cash charges related to our financings in the amount of $789,000 during the first six months of 2005.

Additionally, in an effort to improve our cash situation and our shareholders’ equity, we have periodically induced holders of certain of our warrants to exercise their warrants by lowering the exercise price of the warrants in exchange for immediate exercise of such warrants, and by issuing to such investors new warrants. Under such circumstances, we record a deemed dividend in an amount determined based upon the fair value of the new warrants (using a Black-Scholes pricing model). As and to the extent that we engage in similar warrant repricings and issuances in the future, we would incur similar non-cash charges.

As a result of the application of the above accounting rule we recorded a deemed dividend related to warrants repricing in amount of $0 and $1,163,000 during the first six months of 2005 and 2004, respectively.

In addition, we incurred non-cash charges in the amount of $420,000 during the first six months of 2005 in connection with options and shares granted to employees.

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

In our Simulation and Security Division, revenues grew from approximately $7.2 million in the first six months of 2004 to $9.6 million in the first six months of 2005. As of June 30, 2005, our backlog for our Simulation and Security Division totaled $12.0 million, most of which was attributable to FAAC.

In our Battery and Power Systems Division, revenues decreased from approximately $5.13 million in the first six months of 2004 to approximately $5.06 million in the first six months of 2005. As of June 30, 2005, our backlog for our Battery and Power Systems Division totaled $2.9 million.

In our Armor Division, revenues grew from $4.8 million during the first six months of 2004 to $7.9 million during the first six months of 2005, due primarily to increased revenues of MDT Armor as a result of new orders in connection with the war in Iraq and the inclusion of AoA in our results. As of June 30, 2005, our backlog for our Armor Division totaled $4.1 million.

AROTECH CORPORATION

Functional Currency

We consider the United States dollar to be the currency of the primary economic environment in which we and our Israeli subsidiary EFL operate and, therefore, both we and EFL have adopted and are using the United States dollar as our functional currency. Transactions and balances originally denominated in U.S. dollars are presented at the original amounts. Gains and losses arising from non-dollar transactions and balances are included in net loss.

The majority of financial transactions of our Israeli subsidiaries MDT and Epsilor, is in New Israel Shekels (“NIS”) and a substantial portion of MDT’s and Epsilor’s costs is incurred in NIS. Management believes that the NIS is the functional currency of MDT and Epsilor. Accordingly, the financial statements of MDT and Epsilor have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive loss in shareholders’ equity.

Results of Operations

Preliminary Note

Results for the three and six months ended June 30, 2005 include the results of AoA for such period as a result of our acquisition of AoA in August 2004. The results of AoA were not included in our operating results for the three and six months ended June 30, 2004. Accordingly, the following period-to-period comparisons should not necessarily be relied upon as indications of future performance.

Three months ended June 30, 2005 compared to the three months ended June 30, 2004.

Revenues. During the three months ended June 30, 2005, we (through our subsidiaries) recognized revenues as follows:

➢	IES and FAAC recognized revenues from the sale of interactive use-of-force training systems and from the provision of maintenance services in connection with such systems;

➢	MDT, MDT Armor and AoA recognized revenues from payments under vehicle armoring contracts, for service and repair of armored vehicles, and on sale of armoring products;

➢	EFB and Epsilor recognized revenues from the sale of batteries, chargers and adapters to the military, and under certain development contracts with the U.S. Army; and

AROTECH CORPORATION

➢
EFL recognized revenues from the sale of lifejacket lights and from subcontracting fees received in connection with Phase IV of the United States Department of Transportation (DOT) electric bus program.

Revenues for the three months ended June 30, 2005 totaled $12.2 million, compared to $9.9 million in the comparable period in 2004, an increase of $2.3 million, or 23.3%. This increase was primarily attributable to the following factors:

➢	Increased revenues from our Armor Division, particularly by revenues generated by AoA ($1.6 million in the second quarter of 2005 that were not present in the corresponding period of 2004.

➢	Increased revenues from our Simulation and Security division, particularly FAAC.

These revenues were offset to some extent by

➢	Decreased revenues from our EFB subsidiary.

In the second quarter of 2005, revenues were $5.5 million for the Simulation and Security Division (compared to $4.0 million in the second quarter of 2004, an increase of $1.5 million, or 37.7%, due primarily to increased sales of FAAC); $2.1 million for the Battery and Power Systems Division (compared to $2.6 million in the second quarter of 2004, a decrease of $572,000, or 21.8%, due primarily to decreased sales of EFB.); and $4.7 million for the Armor Division (compared to $3.3 million in the second quarter of 2004, an increase of $1.4 million, or 41.6%, due primarily to the added revenues of AoA).

Cost of revenues and gross profit. Cost of revenues totaled $8.6 million during the second quarter of 2005, compared to $6.6 million in the second quarter of 2004, an increase of $2.0 million, or 30.9%, due primarily to increased sales in all divisions.

Direct expenses for our three divisions during the second quarter of 2005 were $5.0 million for the Simulation and Security Division (compared to $3.8 million in the second quarter of 2004, an increase of $1.2 million, or 32.2%, due primarily to increased sales of FAAC); $2.3 million for the Battery and Power Systems Division (compared to $2.6 million in the second quarter of 2004, a decrease of $308,000, or 11.8%, due primarily to decreased sales of EFB; and $4.4 million for the Armor Division (compared to $3.0 million in the second quarter of 2004, an increase of $1.4 million, or 46.7%, due primarily to the added revenues of AoA).

Gross profit was $3.6 million during the second quarter of 2005, compared to $3.4 million during the second quarter of 2004, an increase of $274,000, or 8.2%. This increase was the direct result of all factors presented above, most notably the presence of AoA in our results and the increase in simulation revenues.

Research and development expenses. Research and development expenses for the second quarter of 2005 were $484,000, compared to $408,000 during the second quarter of 2004, an increase of $76,000, or 18.0%, due primarily to the added expenses of AoA.

AROTECH CORPORATION

Sales and marketing expenses. Sales and marketing expenses for the second quarter of 2005 were $1.1 million, compared to $1.1 million the second quarter of 2004.

General and administrative expenses. General and administrative expenses for the second quarter of 2005 were $3.4 million compared to $3.4 million in the second quarter of 2004, a decrease of $8,000.

Financial expenses, net. Financial income, net of financial expenses and exchange differentials, totaled approximately $838,000 in the second quarter of 2005 compared to $2.2 million in the second quarter of 2004. The difference was due primarily to decrease in amortization of debt discount related to the issuance of convertible debenture.

Income taxes. We and certain of our subsidiaries incurred net operating losses during the six months ended June 30, 2005 and, accordingly, we were not required to make any provision for income taxes. With respect to some of our subsidiaries that operated at a net profit during 2005, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $50,000 in tax expenses in the second quarter of 2005, mainly in respect to state taxes. We recorded a total of $175,000 in tax expenses in the second quarter of 2004 with respect to certain of our subsidiaries that operated at a net profit during 2004, and we were not able to offset their taxes against our loss carry forward and with respect to state taxes.

Amortization of intangible assets. Amortization of intangible assets totaled $823,000 in the second quarter of 2005, compared to $496,000 the second quarter of 2004, an increase of $327,000, or 66.0%, due primarily to amortization of intangible assets related to our subsidiary, AoA, that we acquired in August 2004.

Impairment of goodwill and other intangibles assets. Current accounting standards require us to test goodwill for impairment at least annually, and between annual tests in certain circumstances; when we determine goodwill is impaired, it must be written down, rather than being amortized as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value of our reportable units with their carrying value. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units.

We performed the required annual impairment test of goodwill, based on our management’s projections and using expected future discounted operating cash flows. As of June 30, 2005, we identified in AoA an impairment of goodwill in the amount of $2,043,129.

Our and our subsidiaries’ long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with current accounting standards whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of June 30, 2005 we identified an impairment of backlog previously identified with the AoA acquisition and as a result we recorded an impairment loss in the amount of $346,000.

AROTECH CORPORATION

Loss from continuing operations. Due to the factors cited above, we reported a loss from continuing operations of $5.4 million in the second quarter of 2005, compared to $4.4 million in the second quarter of 2004, an increase of $1.0 million, or 23.3%.

Loss from discontinued operations. Net loss from discontinued operations for the second quarter of 2005 was $200,000 compared to $0 in the second quarter of 2004. This is because during the second quarter of 2005 we took an accrual for a litigation contingency related to the discontinued operations (see Note 7 to the notes to unaudited financial statements).

Net loss attributable to common stockholders. Due to the factors cited above, we reported a net loss of $5.6 million in the second quarter of 2005, compared to a net loss of $4.4 million the second quarter of 2004, an increase of $1.2 million, or 27.9%.

Six months ended June 30, 2005 compared to the three months ended June 30, 2004.

Revenues. During the six months ended June 30, 2005, we (through our subsidiaries) recognized revenues as follows:

➢	IES and FAAC recognized revenues from the sale of interactive use-of-force training systems and from the provision of maintenance services in connection with such systems;

➢	MDT, MDT Armor and AoA recognized revenues from payments under vehicle armoring contracts, for service and repair of armored vehicles, and on sale of armoring products;

➢	EFB and Epsilor recognized revenues from the sale of batteries, chargers and adapters to the military, and under certain development contracts with the U.S. Army; and

➢
EFL recognized revenues from the sale of lifejacket lights and from subcontracting fees received in connection with Phase IV of the United States Department of Transportation (DOT) electric bus program.

Revenues for the six months ended June 30, 2005 totaled $22.6 million, compared to $17.1 million in the comparable period in 2004, an increase of $5.5 million, or 32.2%. This increase was primarily attributable to the following factors:

➢	Increased revenues from our Armor Division, particularly MDT Armor and revenues generated by AoA ($2.3 million) in the first half of 2005 that were not present in the corresponding period of 2004.

➢	Increased revenues from our Simulation and Security division, particularly FAAC.

AROTECH CORPORATION

These revenues were offset to some extent by

➢	Decreased U.S. Army Communications Electronics Command (CECOM) revenues from our EFB subsidiary.

In the first half of 2005, revenues were $9.6 million for the Simulation and Security Division (compared to $7.2 million in the first half of 2004, an increase of $2.4 million, or 33.4%, due primarily to increased sales of FAAC); $5.1 million for the Battery and Power Systems Division (compared to $5.1 million in the first half of 2004, a decrease of $71,000, or 1.4%, due primarily to decreased CECOM revenues from our EFB subsidiary); and $7.9 million for the Armor Division (compared to $4.8 million in the first half of 2004, an increase of $3.2 million, or 66.7%, due primarily to the added revenues of AoA).

Cost of revenues and gross profit. Cost of revenues totaled $15.0 million during the first half of 2005, compared to $11.1 million in the first half of 2004, an increase of $3.8 million, or 34.6%, due primarily to increased sales in all divisions.

Direct expenses for our three divisions during the first half of 2005 were $8.5 million for the Simulation and Security Division (compared to $6.9 million in the first half of 2004, an increase of $1.6 million, or 22.4%, due primarily to increased sales of FAAC); $5.1 million for the Battery and Power Systems Division (compared to $5.1 million in the first half of 2004, a decrease of $15,000.; and $7.8 million for the Armor Division (compared to $4.4 million in the first half of 2004, an increase of $3.3 million, or 76.0%, due primarily to the added revenues of AoA)

Gross profit was $7.6 million during the first half of 2005, compared to $6.0 million during the first half of 2004, an increase of $1.7 million, or 27.8%. This increase was the direct result of all factors presented above, most notably the presence of AoA in our results and the increase in simulation revenues.

Research and development expenses. Research and development expenses for the first half of 2005 were $899,000, compared to $872,000 during the first half of 2004, an increase of $27,000, or 3.1%.

Sales and marketing expenses. Sales and marketing expenses for the first half of 2005 were $2.2 million, compared to $2.1 million the first half of 2004, an increase of $82,000, or 3.8%. This increase was primarily attributable to the inclusion of the sales and marketing expenses of AoA in our results for 2005.

General and administrative expenses. General and administrative expenses for the first half of 2005 were $6.7 million, compared to $5.5 million in the first half of 2004, an increase of $1.3 million, or 23.0%. This increase was primarily attributable to the following factors:

➢	The inclusion of the general and administrative expenses of AoA in our results for 2005;

➢	Increases in general and administrative expenses in our FAAC subsidiary due to legal expenses, employee relocation, accounting, incentive pay accruals, etc. ; and

AROTECH CORPORATION

➢	Increase in other general and administrative expenses such as Sarbanes-Oxley compliance and additional auditing expenses.

Financial expenses, net. Financial income, net of financial expenses and exchange differentials, totaled approximately $1.3 million in the first half of 2005 compared to $3.2 million in the first half of 2004. The difference was due primarily to decrease in amortization of debt discount related to the issuance of convertible debenture.

Income taxes. We and certain of our subsidiaries incurred accumulated net operating losses during the six months ended June 30, 2005 and, accordingly, we were not required to make any provision for income taxes. With respect to some of our subsidiaries that operated at a net profit during 2005, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $267,000 in tax expenses in the first half of 2005, with respect to certain of our subsidiaries that operated at a net profit during 2005 and we are not able to offset their taxes against our loss carry forward and with respect to state taxes. We recorded a total of $170,000 in tax income in the first half of 2004 with respect to certain of our subsidiaries that operated at a net profit during 2004, and we were not able to offset their taxes against our loss carry forward and with respect to state taxes.

Amortization of intangible assets. Amortization of intangible assets totaled $1.6 million in the first half of 2005, compared to $1.0 million the first half of 2004, an increase of $654,000, or 65.9%, due primarily to amortization of intangible assets related to our subsidiary, AoA, that we acquired in August 2004.

Impairment of goodwill and other intangibles assets. Current accounting standards require us to test goodwill for impairment at least annually, and between annual tests in certain circumstances; when we determine goodwill is impaired, it must be written down, rather than being amortized as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value of our reportable units with their carrying value. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units.

We performed the required annual impairment test of goodwill, based on our management’s projections and using expected future discounted operating cash flows. As of June 30, 2005, we identified in AoA an impairment of goodwill in the amount of $2,043,129.

Our and our subsidiaries’ long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with current accounting standards whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of June 30, 2005 we identified an impairment of backlog previously identified with the AoA acquisition and as a result we recorded an impairment loss in the amount of $346,000.

AROTECH CORPORATION

Loss from continuing operations. Due to the factors cited above, we reported a loss from continuing operations of $7.9 million in the first half of 2005, compared to $6.9 million in the first half of 2004, an increase of $965,000, or 14.0%.

Loss from discontinued operations. Net loss from discontinued operations for the first half of 2005 was $200,000 compared to $0 in the first half of 2004. This is because during the second quarter of 2005 we took an accrual for a litigation contingency related to the discontinued operations (see Note 7 to the notes to unaudited financial statements).

Net loss before deemed dividend to certain stockholders of common stock. Due to the factors cited above, we reported a net loss of $8.1 million in the first half of 2005, compared to a net loss of $6.9 million in the first half of 2004, an increase of $1.2 million, or 16.8%.

Net loss attributable to common stockholders. Due to the factors cited above and the deemed dividend recorded during the first six months of 2004, net loss attributable to common stockholders remained steady at $8.1 million.

Liquidity and Capital Resources

As of June 30, 2005, we had $4.2 million in cash, $963,000 in restricted collateral securities and cash deposits due within one year, $3.0 million in long-term restricted securities and deposits, and $35,000 in marketable securities, as compared to at December 31, 2004, when we had $6.7 million in cash, $7.0 million in restricted collateral securities and restricted held-to-maturity securities due within one year, $4.0 million in long-term restricted deposits, and $136,000 in available-for-sale marketable securities. The decrease in cash was primarily the result of working capital needed in all of our segments.

We used available funds in the second quarter of 2005 primarily for sales and marketing, continued research and development expenditures, and other working capital needs. We increased our investment in fixed assets during the six months ended June 30, 2005 by $535,000 over the investment as at December 31, 2004, primarily in the Battery and Power Systems Division and in the Simulation and Security Division. Our net fixed assets amounted to $4.3 million at quarter end.

Net cash used in operating activities from continuing operations for the six months ended June 30, 2005 and 2004 was $3.9 million and $1.1 million, respectively, an increase of $2.8 million. This increase was primarily the result of decrease in trade payables and other account payables.

Net cash used in investing activities for the six months ended June 30, 2005 and 2004 was $1.0 million and $29.9 million, respectively, a decrease of $28.9 million. This decrease was primarily the result of our investment in the acquisition of FAAC and Epsilor in 2004.

AROTECH CORPORATION

Net cash provided by financing activities for the six months ended June 30, 2005 and 2004 was $2.4 million and $22.5 million, respectively. This decrease was primarily the result of lower amounts of funds raised through sales of our securities in 2005 compared to 2004.

As of June 30, 2005, we had (based on the contractual amount of the debt and not on the book value of the debt, without taking into consideration trade payables, other payables and accrued severance pay) approximately $13.8 million in long term bank and certificated debt outstanding, of which $4.5 million was convertible debt, and approximately $9.2 million in short-term debt (which including short-term bank credit, current portion of long-term loan and liabilities due to subsidiaries acquisitions, in the amount of $7.9 million).

Based on our internal forecasts, we believe that our present cash position and anticipated cash flows from operations, loans and financings should be sufficient to satisfy our current estimated cash requirements through the next twelve months. This belief is based on certain assumptions that our management and our subsidiaries managers believes to be reasonable, some of which are subject to the risk factors detailed below. In this connection, we note that from time to time our working capital needs are partially dependent on our subsidiaries’ lines of credit. In the event that we are unable to continue to make use of our subsidiaries’ lines of credit for working capital on economically feasible terms, our business, operating results and financial condition could be adversely affected.

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

We were incorporated in 1990 and began our operations in 1991. We have funded our operations principally from funds raised in each of the initial public offering of our common stock in February 1994; through subsequent public and private offerings of our common stock and equity and debt securities convertible or exercisable into shares of our common stock; research contracts and supply contracts; funds received under research and development grants from the Government of Israel; and sales of products that we and our subsidiaries manufacture. We have incurred significant net losses since our inception. Additionally, as of June 30, 2005, we had an accumulated deficit of approximately $127.0 million. There can be no assurance that we will ever be able to achieve or maintain profitability consistently or that our business will continue to exist.

AROTECH CORPORATION

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

Our bank and certificated indebtedness (short and long term) aggregated approximately $13.8 million as of June 30, 2005 (not including trade payables, other account payables and accrued severance pay). Accordingly, we are subject to the risks associated with indebtedness, including:

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

AROTECH CORPORATION

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

Any inability to continue to make use from time to time of our subsidiaries’ current working capital lines of credit could have an adverse effect on our ability to do business.

From time to time our working capital needs are partially dependent on our subsidiaries’ lines of credit. In the event that we are unable to continue to make use of our subsidiaries’ lines of credit for working capital on economically feasible terms, our business, operating results and financial condition could be adversely affected.

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

AROTECH CORPORATION

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

AROTECH CORPORATION

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

AROTECH CORPORATION

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

AROTECH CORPORATION

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

We have, with our auditors’ concurrence, identified significant deficiencies that constitute material weaknesses under standards established by the Public Company Accounting Oversight Board (PCAOB). A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Our auditors have reported to us that at December 31, 2004, we had material weaknesses for inadequate controls related to the financial statement close process, convertible debentures and share capital processes as it applies to non-routine and highly complex financial transactions. The material weaknesses arise from insufficient staff with technical accounting expertise to independently apply our accounting policies, as they relate to non-routine and highly complex transactions, in accordance with U.S. generally accepted accounting principles.

AROTECH CORPORATION

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

Sales of a substantial number of shares of common stock into the public market, or the perception that those sales could occur, could adversely affect our stock price or could impair our ability to obtain capital through an offering of equity securities. As of June 30, 2005, we had 90,325,441 shares of common stock issued and 89,770,108 shares of common stock outstanding. Of these shares, most are freely transferable without restriction under the Securities Act of 1933, and a substantial portion of the remaining shares may be sold subject to the volume restrictions, manner-of-sale provisions and other conditions of Rule 144 under the Securities Act of 1933.

Exercise of our warrants, options and convertible debt could adversely affect our stock price and will be dilutive.

As of June 30, 2005, there were outstanding warrants to purchase a total of 16,961,463 shares of our common stock at a weighted average exercise price of $1.55 per share, options to purchase a total of 9,495,361 shares of our common stock at a weighted average exercise price of $1.28 per share, of which 7,300,810 were vested, at a weighted average exercise price of $1.34 per share, and outstanding debentures convertible into a total of 3,156,298 shares of our common stock at a weighted average conversion price of $1.44 per share. Holders of our options, warrants and convertible debt will probably exercise or convert them only at a time when the price of our common stock is higher than their respective exercise or conversion prices. Accordingly, we may be required to issue shares of our common stock at a price substantially lower than the market price of our stock. This could adversely affect our stock price. In addition, if and when these shares are issued, the percentage of our common stock that existing stockholders own will be diluted.

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

AROTECH CORPORATION

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

Although a substantial majority of our revenues and a substantial portion of our expenses are denominated in U.S. dollars, a portion of our costs, including personnel and facilities-related expenses, is incurred in New Israeli Shekels (NIS). Inflation in Israel will have the effect of increasing the dollar cost of our operations in Israel, unless it is offset on a timely basis by a devaluation of the NIS relative to the dollar. In 2005, the inflation adjusted NIS depreciated against the dollar.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our periodic reports that we file with the SEC. These disclosure controls and procedures are intended to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objective of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation, our principal executive officer and principal financial officer concluded that our controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of June 30, 2005.

AROTECH CORPORATION

Our management has not completed implementation of the changes it believes are required to remediate the previously reported material weaknesses for inadequate controls related to the financial statement close process, convertible debentures and share capital processes as it applies to non-routine and highly complex financial transactions. The material weaknesses arise from insufficient staff with technical accounting expertise to independently apply our accounting policies, as they relate to non-routine and highly complex transactions, in accordance with U.S. generally accepted accounting principles. Management has identified that due to the reasons described above, we did not consistently follow established internal control over financial reporting procedures related to the analysis, documentation and review of selection of the appropriate accounting treatment for non-routine and highly complex transactions. Because of these material weaknesses, we have concluded that we did not maintain effective internal control over financial reporting as of June 30, 2005, based on the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control - Integrated Framework.

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

Management’s Response to the Material Weaknesses

In response to the material weaknesses described above, we have undertaken to take the following initiatives with respect to our internal controls and procedures that we believe are reasonably likely to improve and materially affect our internal control over financial reporting. We anticipate that remediation will be continuing throughout fiscal 2005, during which we expect to continue pursuing appropriate corrective actions, including the following:

➢	Preparing appropriate written documentation of our financial control procedures (currently in process);

➢	Adding additional qualified staff to our finance department (currently in process);

➢	Scheduling training for accounting staff to heighten awareness of generally accepted accounting principles applicable to complex transactions (not yet begun);

➢	Strengthening our internal review procedures in conjunction with our ongoing work to enhance our internal controls so as to enable us to identify and adjust items proactively (currently in process);

➢
Engaging an outside accounting firm to support our Sarbanes-Oxley Section 404 compliance activities and to provide technical expertise in the selection and application of generally accepted accounting principles related to complex transactions to identify areas that require control or process improvements and to consult with us on the appropriate accounting treatment applicable to complex transactions (done); and

AROTECH CORPORATION

➢	Implementing the recommendations of our outside accounting consultants (currently in process).

Our management and Audit Committee will monitor closely the implementation of our remediation plan. The effectiveness of the steps we intend to implement is subject to continued management review, as well as Audit Committee oversight, and we may make additional changes to our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AROTECH CORPORATION

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuance of Restricted Stock to Certain Employees

In June 2005, we granted a total of 50,000 shares of our common stock as stock bonuses to two employees of FAAC. Under the terms of this grant, the sale or other transfer of these shares is restricted, 50% for a period of one year from the date of grant and 50% for a period of two years from the date of grant, and such shares automatically return to us if the employees leave our employ during such restricted periods under certain circumstances (generally, resignation without good cause or dismissal with good cause).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our 2005 Annual Meeting of Stockholders on July 11, 2005. At that meeting, the stockholders voted on the following matters with the following results:

1. Fixing the number of Class II Directors at three:
	Votes For	Votes Against	Abstentions	Shares Not Voting
	72,447,641	685,128	0	0
2. Election of Class II Directors:
	Votes For	Votes Against	Abstentions	Shares Not Voting
Jack E. Rosenfeld	70,902,042	1,545,599	0	0
Lawrence M. Miller	71,152,372	1,295,269	0	0
Seymour Jones	71,066,345	1,381,296	0	0
(Directors whose terms of office continued after the meeting were Robert S. Ehrlich, Dr. Jay M. Eastman, Steven Esses, Bert W. Wasserman and Edward J. Borey)

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

Dated: August 15, 2005

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