Form 10-Q
period 2005-09-30
AROTECH CORP
filed 2005-11-15
CIK 916529

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2005 .

                         Commission file number: 0-23336

                               AROTECH CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                                   95-4302784
------------------------------------------        ------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

        354 Industry Drive, Auburn, Alabama                   36830
----------------------------------------------------     ---------------
    (Address of principal executive offices)                (Zip Code)

                                 (334) 502-9001
    ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's common stock as of November 14, 2005 was 90,204,708.

================================================================================

                               AROTECH CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Interim Consolidated Financial Statements (Unaudited):
Consolidated Balance Sheets at September 30, 2005 and December 31, 2004........................     3
Consolidated Statements of Operations for the Nine and Three Months Ended September 30, 2005
    and 2004...................................................................................     5
Consolidated Statements of Changes in Stockholders' Equity during the Nine-Month Period Ended
    September 30, 2005.........................................................................     6
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004....     7
Note to the Interim Consolidated Financial Statements..........................................    11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.    20

Item 3 - Quantitative and Qualitative Disclosures about Market Risk............................    47

Item 4 - Controls and Procedures...............................................................    47

PART II - OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds...........................    50

Item 6 - Exhibits..............................................................................    50

SIGNATURES.....................................................................................    52

                               AROTECH CORPORATION

ITEM 1.       INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           CONSOLIDATED BALANCE SHEETS
                                 (U.S. Dollars)

                                                                            September 30, 2005   December 31, 2004
                                                                            ------------------   -----------------
                                   ASSETS                                      (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents ...........................................      $ 11,232,180         $  6,734,512
    Restricted collateral deposits ......................................         2,328,908            6,962,110
    Available-for-sale marketable securities ............................            35,775              135,568
    Trade receivables (net of allowance for doubtful accounts in the amount of $46,475 and $55,394 as of September 30, 2005 and December
      31, 2004, respectively) ...........................................         9,120,855            8,266,880
    Unbilled receivables ................................................         2,052,482            2,881,468
    Other accounts receivable and prepaid expenses ......................         2,527,075            1,339,393
    Inventories .........................................................         8,572,203            7,277,301
                                                                               ------------         ------------

              Total current assets ......................................        35,869,478           33,597,232
                                                                               ------------         ------------

SEVERANCE PAY FUND ......................................................         2,015,184            1,980,047

PROPERTY AND EQUIPMENT, NET .............................................         4,172,889            4,600,691

RESTRICTED DEPOSITS .....................................................         4,021,441            4,000,000

INVESTMENT IN AFFILIATED COMPANY ........................................           112,500                   --

GOODWILL ................................................................        28,961,782           39,745,516

OTHER INTANGIBLE ASSETS, NET ............................................        11,695,813           14,368,701
                                                                               ------------         ------------

                                                                               $ 86,849,087         $ 98,292,187
                                                                               ============         ============


The accompanying notes are an integral part of the Consolidated Financial Statements.

                               AROTECH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (U.S. Dollars, except share data)

                                                                                September 30, 2005       December 31, 2004
                                                                                ------------------       -----------------
                                                                                   (Unaudited)
                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade payables ........................................................        $    5,112,744         $    6,177,546
     Other accounts payable and accrued expenses ...........................             5,533,640              5,818,188
     Current portion of promissory notes due to purchase of subsidiaries ...             1,498,488             13,585,325
     Short-term bank loans and current portion of long-term loans ..........             1,211,587                181,352
     Deferred revenues .....................................................             1,271,497                618,229
     Liability in connection with issuance of warrants .....................               422,034                     --
     Current portion of convertible debentures .............................            10,061,329                     --
     Liabilities of discontinued operation (see Note 8) ....................               200,000                     --
                                                                                    --------------         --------------

Total current liabilities ..................................................            25,311,319             26,380,640

LONG TERM LIABILITIES
     Accrued severance pay .................................................             3,519,907              3,422,951
     Convertible debenture .................................................             9,962,155              1,754,803
     Deferred revenues .....................................................                    --                163,781
     Long-term note ........................................................                    --                 20,891
     Long-term portion of promissory note due to purchase of subsidiaries ..                    --                980,296
                                                                                    --------------         --------------

Total long-term liabilities ................................................            13,482,062              6,342,722

MINORITY INTEREST ..........................................................               114,731                 95,842

SHAREHOLDERS' EQUITY:
     Share capital -
     Common stock - $0.01 par value each;
       Authorized: 250,000,000 shares as of September 30, 2005 and December
         31, 2004; Issued: 90,760,041 shares as of September 30, 2005 and
         80,637,002 shares as of December 31, 2004; Outstanding - 90,204,708 shares as of September 30, 2005 and 80,081,669 shares as of
         December 31, 2004 .................................................               907,602                806,370
     Preferred shares - $0.01 par value each;
       Authorized: 1,000,000 shares as of September 30, 2005 and December
         31, 2004; No shares issued and outstanding as of September 30, 2005
         and December 31, 2004 .............................................                                           --
     Additional paid-in capital ............................................           193,669,329            189,266,103
     Deferred stock compensation ...........................................              (633,943)            (1,258,295)
     Accumulated deficit ...................................................          (139,741,499)          (118,953,553)
     Treasury stock, at cost (common stock - 555,333 shares as of September
       30, 2005 and December 31, 2004) .....................................            (3,537,106)            (3,537,106)
     Notes receivable from stockholders ....................................            (2,363,243)            (1,222,871)
     Accumulated other comprehensive income (loss) .........................              (360,165)               372,335
                                                                                    --------------         --------------

Total shareholders' equity .................................................            47,940,975             65,472,983
                                                                                    --------------         --------------

                                                                                    $   86,849,087         $   98,292,187
                                                                                    ==============         ==============


The accompanying notes are an integral part of the Consolidated Financial Statements.

                               AROTECH CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        (U.S. Dollars, except share data)

                                                     Nine months ended September 30,   Three months ended September 30,
                                                      -----------------------------     -----------------------------
                                                          2005             2004             2005             2004
                                                      ------------     ------------     ------------     ------------
Revenues .........................................    $ 33,814,030     $ 33,383,023     $ 11,189,675     $ 16,272,521

Cost of revenues .................................      23,414,434       22,680,921        8,433,283       11,548,948
                                                      ------------     ------------     ------------     ------------

Gross profit .....................................      10,399,596       10,702,102        2,756,392        4,723,573

Operating expenses:
     Research and development ....................       1,245,452        1,302,774          346,948          431,147
     Selling and marketing .......................       3,241,179        3,435,183        1,018,486        1,294,487
     General and administrative ..................      10,874,309        7,571,923        4,031,477        2,111,853
     Amortization of intangible assets ...........       2,346,083        1,731,425          699,843          739,400
     Impairment of goodwill and other intangible
       assets ....................................      11,052,606               --        8,663,478               --
                                                      ------------     ------------     ------------     ------------
Total operating costs and expenses ...............      28,759,629       14,041,305       14,760,232        4,576,887
                                                      ------------     ------------     ------------     ------------

Operating income (loss) ..........................     (18,360,033)      (3,339,203)     (12,003,840)         146,686
Other income .....................................         160,652               --           38,636               --
Financial income (expenses), net .................      (2,056,518)      (2,126,079)        (750,052)       1,105,276
                                                      ------------     ------------     ------------     ------------

Income (loss) before income taxes ................     (20,255,899)      (5,465,282)     (12,715,256)       1,251,962
Income tax expenses ..............................        (314,760)        (286,525)         (47,542)        (116,460)
                                                      ------------     ------------     ------------     ------------
Income (loss) before minority interest in ........     (20,570,659)      (5,751,807)     (12,762,798)       1,135,502
   earnings of a subsidiary
Minority interest in loss (earnings) of a
   subsidiary ....................................         (17,287)         (35,365)          53,866           (8,657)
                                                      ------------     ------------     ------------     ------------
Income (loss) from continuing operations .........     (20,587,946)      (5,787,172)     (12,708,932)       1,126,845
Income (loss) from discontinued operations (see
   Note 8) .......................................        (200,000)              --               --               --
                                                      ------------     ------------     ------------     ------------
Net loss .........................................     (20,787,946)      (5,787,172)     (12,708,932)       1,126,845
Deemed dividend to certain stockholders ..........              --       (3,328,952)              --       (2,165,952)
                                                      ------------     ------------     ------------     ------------
Net loss attributable to common stockholders .....    $(20,787,946)    $ (9,116,124)    $(12,708,932)    $ (1,039,107)
                                                      ============     ============     ============     ============

Basic and diluted net loss per share from
  continuing operations ..........................    $      (0.25)    $      (0.14)    $      (0.15)    $      (0.01)
                                                      ============     ============     ============     ============
Basic and diluted net loss per share from
  discontinued operation .........................    $       0.00     $       0.00     $       0.00     $       0.00
                                                      ============     ============     ============     ============
Basic and diluted net loss per share .............    $      (0.26)    $      (0.14)    $      (0.15)    $      (0.01)
                                                      ============     ============     ============     ============

Weighted average number of shares used in
  computing basic and diluted net loss per share .      81,122,481       67,072,069       82,475,778       76,744,251
                                                      ============     ============     ============     ============


The accompanying notes are an integral part of the Consolidated Financial Statements.

                               AROTECH CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (U.S. Dollars, except share data)

                                           Common Stock          Additional        Deferred
                                      ----------------------       paid-in          stock          Accumulated
                                        Shares       Amount        capital       compensation        deficit
                                      ----------    --------    -------------     -----------     -------------
BALANCE AT JANUARY 1,
  2005 - NOTE 1 ..................    80,637,001    $806,370    $ 189,266,103     $(1,258,295)    $(118,953,553)
CHANGES DURING THE
  NINE-MONTH PERIOD ENDED
  SEPTEMBER 30, 2005

    Issuance of shares, net ......     9,539,962      95,401        3,892,835              --                --

    Shares issued to consultant ..       507,253       5,073          516,200              --                --
    Compensation related to
      non-recourse loan granted
      to shareholder .............            --          --          (28,500)             --                --

    Employee options exercise ....        15,825         158           17,034              --                --

    Shares issued to employees ...        10,000         100             (100)             --                --
    Deferred stock compensation
      related to options and
      restricted stock ...........        50,000         500           50,500         (51,000)               --
    Amortization of deferred
      stock compensation .........            --          --               --         606,152                --
    Cancellation of deferred
      stock compensation .........            --          --          (69,200)         69,200                --
    Interest accrued on notes
      receivable from shareholders            --          --           24,457              --                --
    Other comprehensive loss -
      foreign currency
      translation adjustment .....            --          --               --              --                --
    Other comprehensive loss -
      unrealized gain on
      available for sale
      marketable securities ......            --          --               --              --                --

   Net loss ......................            --          --               --              --       (20,787,946)
                                      ----------    --------    -------------     -----------     -------------
   Total comprehensive loss ......            --          --               --              --                --

BALANCE AT SEPTEMBER
  30, 2005 - UNAUDITED ...........    90,760,041    $907,602    $ 193,669,329     $  (633,943)    $(139,741,499)
                                      ==========    ========    =============     ===========     =============

                                                         Notes       Accumulated
                                                      receivable        other          Total
                                        Treasury         from       comprehensive  comprehensive
                                         stock       shareholders   income (loss)      loss             Total
                                      -----------     -----------     ---------     ------------     ------------
BALANCE AT JANUARY 1,
  2005 - NOTE 1 ..................    $(3,537,106)    $(1,222,871)    $ 372,335     $         --     $ 65,472,983
CHANGES DURING THE
  NINE-MONTH PERIOD ENDED
  SEPTEMBER 30, 2005

    Issuance of shares, net ......             --      (1,115,915)           --                         2,872,321

    Shares issued to consultant ..             --              --            --                           521,273
    Compensation related to
      non-recourse loan granted
      to shareholder .............             --              --            --               --          (28,500)

    Employee options exercise ....             --              --            --               --           17,192

    Shares issued to employees ...             --              --            --               --               --
    Deferred stock compensation
      related to options and
      restricted stock ...........             --              --            --               --               --
    Amortization of deferred
      stock compensation .........             --              --            --               --          606,152
    Cancellation of deferred
      stock compensation .........             --              --            --               --
    Interest accrued on notes
      receivable from shareholders             --         (24,457)           --               --               --
    Other comprehensive loss -
      foreign currency
      translation adjustment .....             --              --      (730,501)        (730,501)        (730,501)
    Other comprehensive loss -
      unrealized gain on
      available for sale
      marketable securities ......             --              --        (1,999)          (1,999)          (1,999)

   Net loss ......................             --              --            --      (20,787,946)     (20,787,946)
                                      -----------     -----------     ---------     ------------     ------------
   Total comprehensive loss ......             --              --            --     $(21,520,446)              --

BALANCE AT SEPTEMBER
  30, 2005 - UNAUDITED ...........    $(3,537,106)    $(2,363,243)    $(360,165)              --     $ 47,940,975
                                      ===========     ===========     =========     ============     ============


The accompanying notes are an integral part of the Consolidated Financial Statements.

                               AROTECH CORPORATION
         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)

                                                                                             Nine months ended September 30,
                                                                                              -----------------------------
                                                                                                  2005             2004
                                                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period before deemed dividend to certain stockholders of common stock .    $(20,787,946)    $ (5,787,172)
  Less loss for the period from discontinued operations (see Note 8) .....................         200,000               --
  Adjustments required to reconcile net loss to net cash used in operating activities:
   Depreciation ..........................................................................         940,529          834,637
   Amortization of intangible assets .....................................................       2,346,083        1,703,936
   Impairment of goodwill and other intangible assets ....................................      11,052,606               --
   Amortization of subsidiary purchase price allocated to inventory ......................              --          586,325
   Amortization of compensation related to warrants issued to the holders of convertible
     debentures and beneficial conversion feature ........................................       1,190,715        3,454,676
   Amortization of deferred expenses related to convertible debenture issuance ...........          36,384          176,771
   Amortization of capitalized research and development projects .........................          94,419           27,489
   Adjustment of liability in connection to warrants granted .............................              --       (1,829,025)
   Stock based compensation due to options granted to employees and directors ............         219,966          481,494
   Amortization of deferred stock based compensation due to shares issued employees ......         386,186          108,654
   Stock based compensation related to non-recourse note granted to stockholder ..........         (28,500)         (13,500)
   Stock based compensation related to shares granted and to be granted to consultants and
     shares granted as a donation ........................................................         533,501               --
   Write-off and write-down of inventories ...............................................         647,614           67,951
   Write-off of fixed assets .............................................................          32,367
   Earnings to minority ..................................................................          17,288           35,363
   Markdown (Markup) of loans to stockholders ............................................              --          (32,397)
   Interest expenses accrued on promissory notes issued to purchase of subsidiary ........         517,923           36,385
   Interest accrued on restricted securities and certificates of deposit due within one
     year ................................................................................              --         (184,374)
   Capital (gain) loss from sale of marketable securities ................................           2,694           (4,114)
   Amortization of premium related to restricted securities ..............................          42,234          146,105
   Capital gain from sale of property and equipment ......................................           4,517           (5,744)
   Accrued severance pay, net ............................................................         (60,693)        (474,575)
   Decrease (increase) in deferred tax assets ............................................          75,078          (16,499)
  Changes in operating asset and liability items:
   Decrease in trade receivables .........................................................      (1,026,422)         725,593
   Decrease (increase) in unbilled receivables ...........................................         828,986       (1,259,720)
   Decrease in notes receivable ..........................................................          46,527          283,078
   Increase in other accounts receivable and prepaid expenses ............................         (52,558)        (447,270)
   Increase in inventories ...............................................................      (1,908,500)      (2,895,083)
   Increase (decrease) in trade payables .................................................        (944,996)         955,347
   Increase in deferred revenues .........................................................         489,488        2,092,736


The accompanying notes are an integral part of the Consolidated Financial Statements.

                               AROTECH CORPORATION
         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)

                                                                                             Nine months ended September 30,
                                                                                              -----------------------------
                                                                                                  2005             2004
                                                                                              ------------     ------------
   Increase (decrease) in accounts payable and accruals ..................................         (51,983)         202,891
                                                                                              ------------     ------------
  Net cash used in operating activities from continuing operations (reconciled from ......      (5,156,493)      (1,030,042)
    continuing operations)
                                                                                              ------------     ------------
  Net cash used in operating activities from discontinued operations (reconciled from
    discontinued operations) .............................................................              --         (211,628)
                                                                                              ------------     ------------
  Net cash used in operating activities ..................................................      (5,156,493)      (1,241,670)
                                                                                              ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Repayment of promissory note related to purchase of subsidiary ........................     (14,120,602)      (1,150,000)
   Proceeds from sale of marketable securities ...........................................          92,036              812
   Investment in subsidiary(1) ...........................................................              --       (7,190,777)
   Investment in subsidiary(2) ...........................................................              --      (12,129,103)
   Investment in subsidiary(3) ...........................................................              --      (17,302,167)
   Payment of transactions expenses in related to previous year investment in subsidiary .         (12,945)              --
   Investment in affiliated company ......................................................        (112,500)              --
   Purchase of property and equipment ....................................................        (761,003)      (1,121,991)
   Increase in capitalized research and development projects .............................        (181,342)        (304,108)
   Proceeds from sale of property and equipment ..........................................          13,000           93,786
   Decrease in demo inventories, net .....................................................              --          (26,970)
   Repayment of loan granted to stockholder ..............................................              --           32,397
   Decrease (increase) in restricted securities and deposits, net ........................       4,278,671      (13,111,519)
                                                                                              ------------     ------------
  Net cash used in investing activities ..................................................     (10,804,685)     (52,209,640)
                                                                                              ------------     ------------
FORWARD ..................................................................................    $(15,961,178)    $(53,451,310)
                                                                                              ------------     ------------


The accompanying notes are an integral part of the Consolidated Financial Statements.

                               AROTECH CORPORATION
         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)

                                                                           Nine months ended September 30,
                                                                            -----------------------------
                                                                                2005             2004
                                                                            ------------     ------------
FORWARD ................................................................    $(15,961,178)    $(53,451,310)
                                                                            ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in short-term credit from banks ...............       1,079,583         (419,085)
     Proceeds from issuance of convertible debentures, net .............      16,511,372               --
     Proceeds from issuance of share capital, net ......................       2,872,321       24,319,890
     Proceeds from exercise of options .................................          17,192        1,094,156
     Proceeds from exercise of warrants ................................              --       19,387,651
     Payment on capital lease obligation ...............................              --           (2,888)
     Repayment of long-term loans ......................................         (61,460)         (42,529)
                                                                            ------------     ------------

Net cash provided by financing activities ..............................      20,419,008       44,337,195
                                                                            ------------     ------------

DECREASE IN CASH AND CASH EQUIVALENTS ..................................       4,457,830       (9,114,115)

CASH EROSION DUE TO EXCHANGE RATE DIFFERENCES ..........................          39,838            2,865

BALANCE OF CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD ....       6,734,512       13,685,125
                                                                            ------------     ------------

BALANCE OF CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD ..........    $ 11,232,180     $  4,573,875
                                                                            ============     ============

SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Investment in subsidiary against promissory note .......................    $         --     $  2,940,985
                                                                            ============     ============
Issuance of shares and warrants against accrued expenses ...............    $     56,577     $  1,310,394
                                                                            ============     ============
Exercise of convertible debentures against shares ......................    $         --     $  3,112,500
                                                                            ============     ============
Exercise of options and warrants against notes receivables .............    $  1,115,915     $      6,100
                                                                            ============     ============
Issuance expenses against accounts payable .............................    $     70,181     $    155,002
                                                                            ============     ============
Purchase of property and equipment against accounts payable ............    $         --     $     32,841
                                                                            ============     ============
Liability in connection to warrants granted ............................    $    422,034     $ 10,841,020
                                                                            ============     ============
Accrual for earnout in respect of subsidiary acquisition ...............    $    535,546     $         --
                                                                            ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION - CASH PAID DURING THE
  PERIOD FOR:
    Interest ...........................................................    $   (813,976)    $   (404,503)
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

                               AROTECH CORPORATION
         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)

(1) In January 2004, the Company acquired substantially all of the outstanding ordinary shares of Epsilor Electronic Industries, Ltd. ("Epsilor"). The net fair value of the assets acquired and the liabilities assumed, at the date of acquisition, was as follows:

Working capital, excluding cash and cash equivalents ........      $   (849,992)
  (unaudited)
Property and equipment (unaudited) ..........................           709,847
Intangible assets and goodwill (unaudited) ..................        10,284,407
                                                                   ------------
                                                                     10,144,262
Issuance of promissory note (unaudited) .....................        (2,940,985)
Issuance of shares in respect to transaction costs ..........           (12,500)
                                                                   ------------
                                                                   $  7,190,777
                                                                   ============

(2) In January 2004, the Company acquired all of the outstanding common stock of FAAC Incorporated ("FAAC"). The net fair value of the assets acquired was as follows:

Working capital, excluding cash and cash equivalents ........      $  1,796,791
  (unaudited)
Property and equipment (unaudited) ..........................           263,669
Intangible assets and goodwill (unaudited) ..................        25,507,646
                                                                   ------------
                                                                     27,568,106
Accrual for earn out payment ................................       (13,435,325)
Issuance of shares, net (unaudited) .........................        (2,003,678)
                                                                   ------------
                                                                   $ 12,129,103
                                                                   ============

(3) In August 2004, the Company acquired all of the outstanding common stock of Armour of America, Incorporated ("AoA"). The net fair value of the assets acquired was as follows:

Working capital, excluding cash and cash equivalents .........       $ 3,219,728
  (unaudited)
Property and equipment (unaudited) ...........................           997,148
Intangible assets and goodwill (unaudited) ...................        13,085,291
                                                                     -----------
                                                                     $17,302,167
                                                                     ===========


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

b. Basis of presentation:

The accompanying interim consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with
Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at September 30, 2005, its operating results for the nine- and three-month periods ended September 30, 2005 and 2004 and its cash flow for the nine month periods ended September 30, 2005 and 2004.

The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2005.

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

Under Statement of Financial Accounting Standard No. 123, pro forma information regarding net loss and net loss per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options is amortized over their vesting period and estimated at the date of grant using a Black-Scholes Option Valuation Model with the following weighted-average assumptions for the nine and three months ended September 30, 2005 and 2004:

                        Nine months ended September     Three months ended September
                                    30,                              30,
                       ------------------------------   ------------------------------
                           2005            2004             2005             2004
                       -------------   --------------   --------------   -------------
                                                (Unaudited)

Risk free interest            3.70            3.38            --                3.38
Dividend yields               0.0%            0.0%            --                0.0%
Volatility                    0.76            0.817           --                0.817
Expected life              3 years          5 years           --              5 years

Pro forma information under SFAS No. 123:

                                              Nine months ended September 30,      Three months ended September 30,
                                             ---------------------------------     ---------------------------------
                                                  2005               2004               2005               2004
                                             --------------     --------------     --------------     --------------
                                                                            Unaudited
                                                              (U.S. Dollars, except per share data)

Net loss as reported ....................    $  (20,787,946)    $   (9,116,124)    $  (12,708,932)    $   (1,039,107)
                                             ==============     ==============     ==============     ==============
Add - stock-based compensation expense ..           606,152            536,958            157,781            174,787
   determined under APB 25
Deduct - stock based compensation expense
   determined under fair value method for
   all awards ...........................        (1,464,734)        (1,605,146)          (613,343)          (745,546)
                                             ==============     ==============     ==============     ==============
Pro forma net loss ......................    $  (21,646,528)    $  (10,184,312)    $  (13,164,494)    $   (1,609,866)
                                             ==============     ==============     ==============     ==============
Loss per share as reported ..............    $        (0.26)    $        (0.14)    $        (0.15)    $        (0.01)
                                             ==============     ==============     ==============     ==============
Pro forma loss per share ................    $        (0.27)    $        (0.15)    $        (0.16)    $        (0.02)
                                             ==============     ==============     ==============     ==============

NOTE 2:  INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. Inventory write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and for market prices lower than cost. In the nine months ended September 30, 2005 wrote off and wrote down inventory in the amount of $647,614. Inventories are composed of the following:

                               AROTECH CORPORATION

                               September 30, 2005   December 31, 2004
                               ------------------   -----------------
                                 (Unaudited)
Raw materials ...........        $  3,962,580         $  4,087,650
Work-in-progress ........           3,217,213            1,877,889
Finished goods ..........           1,392,410            1,311,762
                                 ------------         ------------
                                 $  8,572,203         $  7,277,301
                                 ============         ============

NOTE 3:  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payments" ("SFAS 123(R)"), which is a revision of FASB No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123. However, SFAS 123 permitted, but not required, share-based payments to employees to be recognized based on their fair values while SFAS 123(R) requires all share-based payments to employees to be recognized based on their fair values. SFAS 123(R) also revises, clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. The new standard will be effective for the Company in the first interim period beginning after December 15, 2005.

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

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 ("FAS 154"), "Accounting Changes and Error Corrections," a replacement of APB No. 20,"Accounting Changes" and FAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently assessing the impact of FAS 154 on its results of operations, financial condition and liquidity.

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

b. The following is information about reported segment revenues, income (losses) and assets for the nine and three months ended September 30, 2005 and 2004:

                                             Simulation and    Battery and
                                                Security      Power Systems         Armor         All Others          Total
                                              ------------     ------------     ------------     ------------     ------------
Nine months ended September 30, 2005
Revenues from outside customers ..........    $ 16,794,959     $  7,600,090     $  9,418,981     $         --     $ 33,814,030
Depreciation , amortization and impairment
expenses (1) .............................      (1,203,691)        (690,604)     (12,429,841)        (109,500)     (14,433,636)
Direct expenses (2) ......................     (14,485,473)      (7,441,305)     (10,645,962)      (5,337,448)     (37,910,188)
                                              ------------     ------------     ------------     ------------     ------------
Segment income (loss) ....................    $  1,105,795     $   (531,819)    $(13,656,822)    $ (5,446,948)     (18,529,794)
                                              ============     ============     ============     ============
Financial  income  (after  deduction of ..                                                                          (2,058,152)
  minority interest)                                                                                              ------------

Loss from continuing operations ..........                                                                        $(20,587,946)
                                                                                                                  ============
Segment assets (3), (4) ..................    $ 32,458,316     $ 14,898,075     $  5,326,840     $    719,456     $ 53,402,687
                                              ============     ============     ============     ============     ============

                               AROTECH CORPORATION

                                             Simulation and    Battery and
                                                Security      Power Systems         Armor         All Others          Total
                                              ------------     ------------     ------------     ------------     ------------
Nine months ended September 30, 2004
Revenues from outside customers ..........    $ 13,258,943     $  8,046,095     $ 12,077,985     $         --     $ 33,383,023
Depreciation expenses and amortization (1)      (1,225,248)        (855,797)        (941,342)        (130,000)      (3,152,387)
Direct expenses (2) ......................     (11,947,426)      (7,476,476)     (10,650,363)      (3,818,306)     (33,892,571)
                                              ------------     ------------     ------------     ------------     ------------
Segment gross profit (loss) ..............    $     86,269     $   (286,178)    $    486,280     $ (3,948,306)      (3,661,935)
                                              ============     ============     ============     ============
Financial  expenses (after deduction of ..                                                                          (2,125,237)
  minority interest)                                                                                              ------------

Net loss from continuing operations ......                                                                        $ (5,787,172)
                                                                                                                  ============
Segment assets (3) .......................    $ 18,393,997     $ 12,914,008     $ 20,367,854     $    698,516     $ 52,374,375
                                              ============     ============     ============     ============     ============

Three months ended September 30, 2005
Revenues from outside customers ..........    $  7,155,887     $  2,539,120     $  1,494,668     $         --     $ 11,189,675
Depreciation , amortization and impairment
expenses (1) .............................        (397,341)        (235,764)      (9,051,210)         (36,500)      (9,720,815)
Direct expenses (2) ......................      (5,993,882)      (2,378,728)      (2,895,703)      (2,159,420)     (13,427,733)
                                              ------------     ------------     ------------     ------------     ------------
Segment income (loss) ....................    $    764,664     $    (75,372)    $(10,452,245)    $ (2,195,920)     (11,958,873)
                                              ============     ============     ============     ============
Financial  income  (after  deduction of ..                                                                            (750,059)
  minority interest)                                                                                              ------------

Loss from continuing operations ..........                                                                        $(12,708,932)
                                                                                                                  ============

Three months ended September 30, 2004
Revenues from outside customers ..........    $  6,034,299     $  2,913,705     $  7,324,517     $         --     $ 16,272,521
Depreciation expenses and amortization (1)        (417,005)        (291,806)        (882,219)         (51,000)      (1,642,030)
Direct expenses (1) ......................      (5,010,108)      (2,398,561)      (6,245,370)        (957,319)     (14,611,358)
                                              ------------     ------------     ------------     ------------     ------------
Segment gross profit (loss) ..............    $    607,186     $    223,338     $    196,928     $ (1,008,319)          19,133
                                              ============     ============     ============     ============
Financial  income  (after  deduction of ..                                                                           1,107,712
  minority interest)                                                                                              ------------
Net income from continuing operations ....                                                                        $  1,126,845
                                                                                                                  ============

-------------------------------------

1) Includes depreciation of property and equipment, amortization expenses of intangible assets and impairment of goodwill and other intangible assets.

(2) Including, inter alia, sales and marketing, general and administrative and tax expenses.

(3)   Consisting of property and equipment, inventory and intangible assets.

(4) Out of those amounts, goodwill in our Simulation and Security, Battery and Power Systems and Armor Divisions stood at $23,001,305, $4,974,078 and $986,399 as of September 30, 2005, respectively, and $8,559,016, $4,974,517 and $11,445,232 as of September 30, 2004, respectively.

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

                               AROTECH CORPORATION

As of September 30, 2005, principal amount of $150,000 remained outstanding under these convertible debentures.

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

During the nine months ended September 30, 2005, the Company recorded an expense of $22,142, which was attributable to amortization of debt discount and beneficial conversion feature related to the convertible debenture over its term. These expenses were included in the financial expenses.

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

As of September 30, 2005, principal amount of $4,387,500 remained outstanding under these convertible debentures.

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

                               AROTECH CORPORATION

During the nine months ended September 30, 2005, the Company recorded an expense of $1,168,573, which was attributable to amortization of the beneficial conversion feature of the convertible debenture over its term. These expenses were included in the financial expenses.

NOTE 6: CONVERTIBLE NOTES AND DETACHABLE WARRANTS

Pursuant to the terms of a Securities Purchase Agreement dated September 29, 2005 (the "Purchase Agreement") by and between the Company and certain institutional investors, the Company issued and sold to the investors an aggregate of $17.5 million principal amount of senior secured notes having a final maturity date of March 31, 2008.

Under the terms of the Purchase Agreement, the Company granted the investors (i) a second position security interest in the stock of MDT Armor Corporation, IES Interactive Training, Inc. and M.D.T. Protective Industries, Ltd. (junior to the security interest of the holders of the Company's 8% secured convertible debentures due September 30, 2006)and in the assets of FAAC Incorporated (junior to a bank that extends to FAAC Incorporated a $5 million line of credit) and and in any stock that the Company acquires in future acquisitions, and (ii) a first position security interest in the assets of all of the Company's other active United States subsidiaries. The Company's active United States subsidiaries are also acting as guarantors of the Company's obligations under the Notes.

As of September 30, 2005, principal amount of $17.5 million remained outstanding under these convertible notes.

The Notes are convertible at the investors' option at a fixed conversion price of $1.00. The Notes bear interest at a rate equal to six month LIBOR plus 6% per annum, subject to a floor of 10% and a cap of 12.5%. The Company will repay the principal amount of the Notes over a period of two and one-half years, with the principal amount being amortized in twelve payments payable at the Company's option in cash and/or stock, provided certain conditions are met. In the event the Company elects to make such payments in stock, the price used to determine the number of shares to be issued will be calculated using an 8% discount to the average trading price of our common stock during 17 of the 20 consecutive trading days ending two days before the payment date. The Company is obligated under Nasdaq rules, to solicit the approval of its stockholders to such stock payments at a special meeting of its stockholders to be held on or before December 14, 2005.

As a further part of the Securities Purchase Agreement dated September 29, 2005, the Company issued warrants, which are not exercisable for the six month period following closing, to purchase up to 5,250,000 shares of common stock (30% warrant coverage) at an exercise price of $1.10 per share. These warrants are exercisable until the one-year anniversary of the effective date of the registration statement registering the shares of common stock underlying the warrants.

This transaction was accounted according to APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" and Emerging Issue Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"). The fair value of the warrants granted in respect of convertible debentures was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 3.87%, a volatility factor 53%, dividend yields of 0% and a contractual life of one year.

                               AROTECH CORPORATION

In connection with these convertible notes, the Company will recognize financial expenses of $422,034 with respect to the beneficial compensation related to the warrants issued to the holders of the convertible debenture, which is being amortized from the date of issuance to the stated redemption date - March 31, 2008 - as financial expenses.

During the nine months ended September 30, 2005, the Company did not record any expense in connection with the foregoing issuance.

NOTE 7: IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

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

The Company performed the required annual impairment test of goodwill, based on management's projections and using expected future discounted operating cash flows. As of June 30, 2005, the Company identified in AoA (a component of the Company's Armor Division) an impairment of goodwill in the amount of $2,043,129. As of September 30, 2005, the Company performed another impairment test in AoA in response to several factors, including without limitation the reduced sales in AoA during the third quarter of 2005, the fact that since the last impairment test AoA received no substantial new orders and therefore failed to meet its projections, the decision of the General Manager of AoA and his new supervisor to leave the employ of AoA and the Company, respectively, and general uncertainty about the market for AoA's products in general and AoA's business in particular; specifically, the delay or loss of several potential orders, decisions by customers to utilize methods of armor not produced by AoA (hard armor instead of soft armor), and the change in U.S. military priorities from acquiring new armor to funding the ground forces in Iraq and Afghanistan . As a result of this impairment test, the Company identified an additional impairment of goodwill in AoA in the amount of $8,510,533.

In connection with the Company's acquisition of AoA, the Company has a contingent earnout obligation in an amount equal to the revenues realized by the Company from certain specific programs that were identified by the Company and the former shareholder of AoA as appropriate targets for revenue increases. The earnout provides that if AoA receives certain types of orders from certain specific customers prior to December 31, 2006 ("Additional Orders"), then upon shipment of goods in connection with such Additional Orders, the former shareholder of AoA will be paid an earnout based on revenues, up to a maximum of an additional $6 million. To date, AoA has not accrued any liability in respect of such earnout obligation.

The Company and its subsidiaries' long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of June 30, 2005 the Company identified an impairment of backlog previously identified with the AoA acquisition and as a result recorded an impairment loss in the amount of $346,000. As a result of the additional impairment test performed in connection with preparation of the third quarter financial statements, the Company recorded an additional impairment in the amount of $152,944 as of September 30, 2005 in respect of trademarks and a covenant not to compete previously identified with respect to the AoA acquisition.

                               AROTECH CORPORATION

NOTE 8:  CONTINGENT LIABILITIES

In 2000 and 2001, the Company sold consumer cellphone batteries and chargers (an operation that was discontinued in the third quarter of 2002) to a major department store chain. Subsequent to these sales, in late 2001, one of the Company's employees signed an agreement with the department store chain to price-protect the goods previously sold, with such price protection "to be debited from current open invoices." The department store chain has claimed to the Company that the Company owes them approximately $517,000, primarily in respect of this price protection. The Company contends that employee who signed the price protection had no authority, actual or apparent, to do so, and that in any event the clear meaning of the language in the price protection is that the department store chain may deduct the price protection from sums they owe the Company, not that the Company is obligated to return sums previously paid. Settlement discussions have terminated. Although it is difficult at this early stage to come to any conclusions, the Company estimates that its liability in this matter will not exceed $200,000. The Company has recorded an appropriate provision in respect of this amount. These expenses were included in loss from discontinued operations.

In connection with the Company's acquisition of FAAC, the Company has a contingent earnout obligation in an amount equal to the net income realized by the Company from certain specific programs that were identified by the Company and the former shareholders of FAAC as appropriate targets for revenue increases in 2005. Through September 30, 2005, the Company had accrued an amount of $382,572 in respect of such earnout obligation against FAAC's goodwill. Although one of the former shareholders of FAAC has indicated to the Company his belief that the specific programs identified include more orders than those with respect to which the Company has made accrual in respect of this earnout obligation, the Company believes there is no basis for this claim.

In connection with the Company's acquisition of AoA, the Company has a contingent earnout obligation in an amount equal to the revenues realized by the Company from certain specific programs that were identified by the Company and the former shareholder of AoA as appropriate targets for revenue increases. The earnout provides that if AoA receives certain types of orders from certain specific customers prior to December 31, 2006 ("Additional Orders"), then upon shipment of goods in connection with such Additional Orders, the former shareholder of AoA will be paid an earnout based on revenues, up to a maximum of an additional $6 million. To date, AoA has not accrued any liability in respect of such earnout obligation.

                               AROTECH CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve inherent risks and uncertainties. When used in this discussion, the words "believes," "anticipated," "expects," "estimates" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those set forth elsewhere in this report. Please see "Risk Factors," below, and in our other filings with the Securities and Exchange Commission.

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

                               AROTECH CORPORATION

Overview of Results of Operations

      We incurred significant operating losses for the years ended December 31, 2003 and 2004 and for the first nine months of 2005. While we expect to continue to derive revenues from the sale of products that our subsidiaries manufacture and the services that they provide, there can be no assurance that we will be able to achieve or maintain profitability on a consistent basis.

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

      While we succeeded during 2004 in moving Arotech to positive EBITDA for the first time in our history, we are doubtful that we will be able to continue this success in 2005, since we had substantial negative EBITDA during the first nine months of 2005. While we believe the fourth quarter of 2005 will be stronger than the first three quarters, we do not believe that it will be sufficiently strong to move us to positive EBITDA for 2005.

      A portion of our operating loss during the first nine months of 2005 arose as a result of non-cash charges. These charges were primarily related to acquisitions made in the previous year and to raising capital through convertible debenture in the prior years.

      Non-cash charges related to acquisitions arise when the purchase price for an acquired company exceeds the company's book value. In such a circumstance, a portion of the excess of the purchase price is recorded as goodwill and a portion as intangible assets. In the case of goodwill, the assets recorded as goodwill are not amortized; instead, we are required to perform an annual impairment review. If we determine, through the impairment review process, that goodwill has been impaired, we must record the impairment charge in our statement of operations. Intangible assets are amortized in accordance with their useful life. Accordingly, for a period of time following an acquisition, we incur a non-cash charge in the amount of a fraction (based on the useful life of the intangible assets) of the amount recorded as intangible assets. Our acquisitions of FAAC, Epsilor and AoA resulted in our incurring such non-cash charges during the first nine months of 2005.

      As a result of the application of the above accounting rule, we incurred non-cash charges related to amortization of intangible assets in the amount of $2.3 million and an additional $11.6 million related to impairment of goodwill and other intangible assets during the first nine months of 2005.

      The non-cash charges that relate to our financings arise when we sell convertible debentures or notes and warrants. When we issue convertible debentures or notes, we record an expense for a beneficial conversion feature that is amortized ratably over the life of the debenture or note. When a debenture or note is converted, however, the entire remaining unamortized beneficial conversion feature expense is immediately recognized in the quarter in which the debenture or note is converted. Similarly, when we issue warrants in connection with convertible debentures or notes, we record an expense for financial expenses that is amortized ratably over the term of the convertible debentures or notes; when the convertible debentures or notes are converted, the entire remaining unamortized financial expense is immediately recognized in the quarter in which the conversion occurs. As and to the extent that our remaining convertible debentures or notes are converted, we would incur similar non-cash charges going forward.

                               AROTECH CORPORATION

      As a result of the application of the above accounting rule, we incurred non-cash charges related to our financings in the amount of $1.2 million during the first nine months of 2005.

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

      As a result of the application of the above accounting rule we recorded a deemed dividend related to warrants repricing in amount of $0 and $3.3 million during the first nine months of 2005 and 2004, respectively.

      In addition, we incurred non-cash charges in the amount of $606,000 during the first nine months of 2005 in connection with options and shares granted to employees and $534,000 in connection with shares granted to consultants and as a donation.

      Overview of Operating Performance and Backlog

      We shut down our money-losing consumer battery operations and began acquiring new businesses in the defense and security field in 2002. Since then, we have concentrated on eliminating our operating deficit and moving Arotech to cash-flow positive operations.

      In our Simulation and Security Division, revenues grew from approximately $13.3 million in the first nine months of 2004 to $16.8 million in the first nine months of 2005. As of September 30, 2005, our backlog for our Simulation and Security Division totaled $15.6 million, most of which was attributable to FAAC.

      In our Battery and Power Systems Division, revenues decreased from approximately $8.0 million in the first nine months of 2004 to approximately $7.6 million in the first nine months of 2005. As of September 30, 2005, our backlog for our Battery and Power Systems Division totaled $6.1 million.

      In our Armor Division, revenues decreased from $12.1 million during the first nine months of 2004 to $9.4 million during the first nine months of 2005. As of September 30, 2005, our backlog for our Armor Division totaled $6.0 million.

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

Results of Operations

      Preliminary Note

      Results for the three and nine months ended September 30, 2005 include the results of AoA for such period as a result of our acquisition of AoA in August 2004. The results of AoA were not included in our operating results for the full period of the three and nine months ended September 30, 2004. Accordingly, the following period-to-period comparisons should not necessarily be relied upon as indications of future performance.

Three months ended September 30, 2005 compared to the three months ended September 30, 2004.

      Revenues. During the three months ended September 30, 2005, we (through our subsidiaries) recognized revenues as follows:

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

      Revenues for the three months ended September 30, 2005 totaled $11.2 million, compared to $16.3 million in the comparable period in 2004, a decrease of $5.1 million, or 31.2%. This decrease was primarily attributable to decreased revenues from our Armor Division ($1.5 million in the third quarter of 2005 compared to $7.3 million in the comparable period in 2004), primarily as a result of low revenues of AoA and decreased revenues of MDT Armor. These decreased revenues were offset to some extent by increased revenues from our Simulation and Security Division ($7.2 million in the third quarter of 2005 compared to $6.0 million in the comparable period in 2004).

                               AROTECH CORPORATION

      In the third quarter of 2005, revenues were $7.2 million for the Simulation and Security Division (compared to $6.0 million in the third quarter of 2004, an increase of $1.1 million, or 18.6%, due primarily to increased sales of FAAC); $2.5 million for the Battery and Power Systems Division (compared to $2.9 million in the third quarter of 2004, a decrease of $375,000, or 12.9%, due primarily to decreased sales of Epsilor); and $1.5 million for the Armor Division (compared to $7.3 million in the third quarter of 2004, a decrease of $5.8 million, or 79.6%, due primarily to the decreased revenues of MDT Armor).

      Cost of revenues and gross profit. Cost of revenues totaled $8.4 million during the third quarter of 2005, compared to $11.5 million in the third quarter of 2004, a decrease of $3.1 million, or 27.0%, due primarily to decreased sales in our Armor Division.

      Direct expenses for our three divisions during the third quarter of 2005 were $6.0 million for the Simulation and Security Division (compared to $5.0 million in the third quarter of 2004, an increase of $984,000, or 19.6%, due primarily to increased sales of FAAC); $2.4 million for the Battery and Power Systems Division (compared to $2.4 million in the third quarter of 2004, a decrease of $20,000, or 0.8%, due primarily to decreased sales of Epsilor); and $2.9 million for the Armor Division (compared to $6.2 million in the third quarter of 2004, a decrease of $3.3 million or 53.6%, due primarily to the decreased revenues of MDT Armor, offset to some extent by an inventory write-off and write-down in the amount of $647,000 in the Armor Division, primarily in
AoA).

      Gross profit was $2.8 million during the third quarter of 2005, compared to $4.7 million during the third quarter of 2004, a decrease of $2.0 million, or 39.9%. This decrease was the direct result of all factors presented above, most notably the decrease in revenues from our Armor Division and the write-off of inventory referred to above, offset to some extent by increased revenues from our Simulation and Security Division.

      Research and development expenses. Research and development expenses for the third quarter of 2005 were $347,000, compared to $431,000 during the third quarter of 2004, a decrease of $84,000, or 20.0%. This decrease was primarily attributable to allocating research and development expenses to the cost of revenues due to research and development contracts in the Battery and Power Systems Division.

      Sales and marketing expenses. Sales and marketing expenses for the third quarter of 2005 were $1.0 million, compared to $1.3 million the third quarter of 2004, a decrease of $276,000, or 21.3%. This decrease was primarily attributable to the decrease in sales commissions.

      General and administrative expenses. General and administrative expenses for the third quarter of 2005 were $4.0 million compared to $2.1 million in the third quarter of 2004, an increase of $1.9 million, or 90.9%. This increase was primarily attributable to the following factors:

                               AROTECH CORPORATION

      >>    Costs related to abandoned acquisition activities;

      >> The presence of AoA's general and administrative expenses for three full months in 2005 in comparison to only half of the comparable period in 2004; and

      >> Increase in other general and administrative expenses such as auditing and legal expenses.

      Financial income (expenses), net. Financial expenses, net totaled approximately $750,000 in the third quarter of 2005 compared to financial income, net of $1.1 million in the third quarter of 2004. The difference was due primarily to an adjustment of liability in the amount of $1.8 million in 2004 created in connection with warrants issued to investors, not present in 2005.

      Income taxes. We and certain of our subsidiaries incurred net operating losses during the three months ended September 30, 2005 and, accordingly, we were not required to make any provision for income taxes. With respect to some of our subsidiaries that operated at a net profit during 2005, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $48,000 in tax expenses in the third quarter of 2005, mainly in respect of state taxes. We recorded a total of $116,000 in tax expenses in the third quarter of 2004 with respect to certain of our subsidiaries that operated at a net profit during 2004, and we were not able to offset their taxes against our loss carry forward and with respect to state taxes.

      Amortization of intangible assets. Amortization of intangible assets totaled $700,000 in the third quarter of 2005, compared to $739,000 the third quarter of 2004, a decrease of $39,000, or 5.3%.

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

      We performed in the third quarter an impairment test of goodwill, based on our management's projections and using expected future discounted operating cash flows. As of September 30, 2005, we identified in AoA an impairment of goodwill in the amount of $8.5 million.

      Our and our subsidiaries' long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with current accounting standards whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of September 30, 2005 we identified an impairment of other intangible assets, such as customer list, trademark, etc. previously identified with the AoA acquisition and as a result we recorded an impairment loss in the amount of $153,000.

                               AROTECH CORPORATION

      Loss from continuing operations. Due to the factors cited above, we reported a loss from continuing operations of $12.7 million in the third quarter of 2005, compared to income of $1.1 million in the third quarter of 2004.

      Net loss attributable to common stockholders. Due to the factors cited above, we reported a net loss of $12.7 million in the third quarter of 2005, compared to a net loss of $1.0 million in the third quarter of 2004, an increase of $11.7 million.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

      Revenues. During the nine months ended September 30, 2005, we (through our subsidiaries) recognized revenues as follows:

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

      Revenues for the nine months ended September 30, 2005 totaled $33.8 million, compared to $33.4 million in the comparable period in 2004, an increase of $431,000, or 1.3%. This increase was primarily attributable to increased revenues of $3.5 million from our Simulation and Security Division, particularly FAAC. These revenues were offset to some extent by decreased revenues in our Armor and Battery and Power Systems Divisions.

      In the first nine months of 2005, revenues were $16.8 million for the Simulation and Security Division (compared to $13.3 million in the first nine months of 2004, an increase of $3.5 million, or 26.7%, due primarily to increased sales of FAAC); $7.6 million for the Battery and Power Systems Division (compared to $8.0 million in the first nine months of 2004, a decrease of $446,000, or 5.5%, due primarily to decreased revenues from our Epsilor subsidiary); and $9.4 million for the Armor Division (compared to $12.1 million in the first nine months of 2004, a decrease of $2.7 million, or 22.0%, due primarily to the decreased revenues from MDT and MDT Armor, offset to some extent by the inclusion of AoA's revenues for all nine months in 2005 but only the latter half of the third quarter in 2004).

                               AROTECH CORPORATION

      Cost of revenues and gross profit. Cost of revenues totaled $23.4 million during the first nine months of 2005, compared to $22.7 million in the first nine months of 2004, an increase of $734,000, or 3.2%, due primarily to increased sales and the write-off and write-down of inventory in our Armor Division in the amount of $648,000 in 2005.

      Direct expenses for our three divisions during the first nine months of 2005 were $14.5 million for the Simulation and Security Division (compared to $11.9 million in the first nine months of 2004, an increase of $2.5 million, or 21.2%, due primarily to increased sales of FAAC); $7.4 million for the Battery and Power Systems Division (compared to $7.5 million in the first nine months of 2004, a decrease of $35,000, due primarily to decreased revenues from Epsilor and lower margins in 2004 as a result of a different product mix); and $10.6 million for the Armor Division (compared to $10.7 million in the first nine months of 2004, a decrease of $4,000, due primarily to lower margins in 2004 as a result of a different product mix).

      Gross profit was $10.4 million during the first nine months of 2005, compared to $10.7 million during the first nine months of 2004, a decrease of $303,000, or 2.1%. This decrease was the direct result of all factors presented above, most notably the decrease in revenues and margins from MDT Armor and Epsilor and the write-off and write-down of inventory, primarily in AoA, which were not entirely offset by the increase in simulation revenues.

      Research and development expenses. Research and development expenses for the first nine months of 2005 were $1.2 million, compared to $1.3 million during the first nine months of 2004, a decrease of $57,000, or 4.4%. This decrease was primarily attributable to allocating research and development expenses to the cost of revenues due to research and development contracts in the Battery and Power Systems Division.

      Sales and marketing expenses. Sales and marketing expenses for the first nine months of 2005 were $3.2 million, compared to $3.4 million the first nine months of 2004, a decrease of $194,000, or 5.6%. This decrease was primarily attributable to our decreased in sales commissions in the Battery and Power Systems Division.

      General and administrative expenses. General and administrative expenses for the first nine months of 2005 were $10.9 million, compared to $7.6 million in the first nine months of 2004, an increase of $3.3 million, or 43.6%. This increase was primarily attributable to the following factors:

      >> The inclusion of the general and administrative expenses of AoA in our results for the entire nine months of 2005;

      >> Increases in general and administrative expenses in our FAAC subsidiary due to legal expenses, employee relocation, accounting, incentive pay accruals, etc.;

      >> Increase in other general and administrative expenses such as auditing and legal expenses and higher liability insurance premiums; and

      >>    Increase in costs related to abandoned acquisition activities.

                               AROTECH CORPORATION

      Financial expenses, net. Financial expenses, net of financial income and exchange differentials, totaled approximately $2.1 million in the first nine months of 2005 compared to $2.1 million in the first nine months of 2004.

      Income taxes. We and certain of our subsidiaries incurred accumulated net operating losses during the nine months ended September 30, 2005 and, accordingly, we were not required to make any provision for income taxes. With respect to some of our subsidiaries that operated at a net profit during 2005, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $315,000 in tax expenses in the first nine months of 2005, with respect to certain of our subsidiaries that operated at a net profit during 2005 and we are not able to offset their taxes against our loss carry forward and with respect to state taxes. We recorded a total of $287,000 in tax expense in the first nine months of 2004 with respect to certain of our subsidiaries that operated at a net profit during 2004, and we were not able to offset their taxes against our loss carry forward and with respect to state taxes.

      Amortization of intangible assets. Amortization of intangible assets totaled $2.3 million in the first nine months of 2005, compared to $1.7 million the first nine months of 2004, an increase of $615,000, or 35.5%, due primarily to amortization of intangible assets related to our subsidiary, AoA, that we acquired in August 2004.

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

      We performed the required annual impairment test of goodwill, based on our management's projections and using expected future discounted operating cash flows. As of June 30, 2005, we identified in AoA an impairment of goodwill in the amount of $2.0 million. As of September 30, 2005, we performed another impairment test in AoA in response to several factors, including without limitation the reduced sales in AoA during the third quarter of 2005, the fact that since the last impairment test AoA received no substantial new orders and therefore failed to meet its projections, the decision of the General Manager of AoA and his new supervisor to leave the employ of AoA and us, respectively, and general uncertainty about the market for AoA's products in general and AoA's business in particular; specifically, the delay or loss of several potential orders, decisions by customers to utilize methods of armor not produced by AoA (hard armor instead of soft armor), and the change in U.S. military priorities from acquiring new armor to funding the ground forces in Iraq and Afghanistan. As a result of this impairment test, we identified an additional impairment of goodwill and other intangible assets such as backlog, customer list, certifications and trademarks in AoA in the amount of $8.5 million.

                               AROTECH CORPORATION

      Our and our subsidiaries' long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with current accounting standards whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of June 30, 2005 we identified an impairment of backlog previously identified with the AoA acquisition and as a result recorded an impairment loss in the amount of $346,000. As a result of the additional impairment test performed in connection with preparation of the third quarter financial statements, we recorded an additional impairment in the amount of $153,000 as of September 30, 2005.

      Loss from continuing operations. Due to the factors cited above, we reported a loss from continuing operations of $20.6 million in the first nine months of 2005, compared to $5.8 million in the first nine months of 2004, an increase of $14.8 million, or 255.8%.

      Loss from discontinued operations. Net loss from discontinued operations for the first nine months of 2005 was $200,000 compared to $0 in the first nine months of 2004. This is because during the second quarter of 2005 we took an accrual for a litigation contingency related to the discontinued operations.

      Net loss before deemed dividend to certain stockholders of common stock. Due to the factors cited above, we reported a net loss of $20.8 million in the first nine months of 2005, compared to a net loss of $5.8 million in the first nine months of 2004, an increase of $15.0 million, or 259.2%.

      Net loss attributable to common stockholders. Due to the factors cited above, we reported a net loss of $20.8 million in the first nine months of 2005, compared to a net loss of $9.1 million in the first nine months of 2004, an increase of $11.7 million, or 128.0%.

Liquidity and Capital Resources

      As of September 30, 2005, we had $11.2 million in cash, $2.3 million in restricted collateral securities and cash deposits due within one year, $4.2 million in long-term restricted securities and deposits, and $36,000 in marketable securities, as compared to at December 31, 2004, when we had $6.7 million in cash, $7.0 million in restricted collateral securities and restricted held-to-maturity securities due within one year, $4.0 million in long-term restricted deposits, and $136,000 in available-for-sale marketable securities. The increase in cash was primarily the result of the sale of convertible debentures, which was completed in September 2005.

      We used available funds in the third quarter of 2005 primarily for sales and marketing, continued research and development expenditures, and other working capital needs. We increased our investment in fixed assets during the three months ended September 30, 2005 by $226,000 over the investment as at December 31, 2004, primarily in the Battery and Power Systems Division and in the Simulation and Security Division. Our net fixed assets amounted to $4.2 million at quarter end.

      Net cash used in operating activities from continuing operations for the nine months ended September 30, 2005 and 2004 was $5.2 million and $1.0 million, respectively, an increase of $4.1 million. This increase was primarily the result of increased loss in 2005 and an increase in trade receivables and decrease in trade payables and other account payables.

                               AROTECH CORPORATION

      Net cash used in investing activities for the nine months ended September 30, 2005 and 2004 was $10.8 million and $52.2 million, a decrease of $41.4 million. This decrease was primarily the result of our investment in the acquisition of FAAC, Epsilor and AoA in the first nine months of 2004.

      Net cash provided by financing activities for the nine months ended September 30, 2005 and 2004 was $20.4 million and $44.3 million, respectively. This decrease was primarily the result of lower amounts of funds raised through sales of our securities in 2005 compared to 2004.

      As of September 30, 2005, we had (based on the contractual amount of the debt and not on the accounting valuation of the debt) approximately $10.2 million in long term bank and certificated debt outstanding, all of which was convertible debt, and approximately $14.5 million in short-term debt (which including short-term bank credit, current portion of long-term loan and convertible debentures in an amount of $11.8 million, and liabilities due to subsidiaries acquisitions, in the amount of $1.5 million).

      Based on our internal forecasts, we believe that our present cash position and anticipated cash flows from operations should be sufficient to satisfy our current estimated cash requirements through the next twelve months. This belief is based on certain earnout and other assumptions that our management and our subsidiaries managers believes to be reasonable, some of which are subject to the risk factors detailed below, including without limitation our ability to refinance, restructure or convert to equity our $4.5 million in 8% secured convertible debentures due September 30, 2006 and our ability to make principal payments on our secured convertible notes in shares. In this connection, we note that from time to time our working capital needs are partially dependent on our subsidiaries' lines of credit. In the event that we are unable to continue to make use of our subsidiaries' lines of credit for working capital on economically feasible terms, our business, operating results and financial condition could be adversely affected.

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

                               AROTECH CORPORATION

      We were incorporated in 1990 and began our operations in 1991. We have funded our operations principally from funds raised in each of the initial public offering of our common stock in February 1994; through subsequent public and private offerings of our common stock and equity and debt securities convertible or exercisable into shares of our common stock; research contracts and supply contracts; funds received under research and development grants from the Government of Israel; and sales of products that we and our subsidiaries manufacture. We have incurred significant net losses since our inception. Additionally, as of September 30, 2005, we had an accumulated deficit of approximately $139.7 million. In an effort to reduce operating expenses and maximize available resources, we intend to consolidate certain of our subsidiaries, shift personnel and reassign responsibilities. We have also substantially reduced senior employee salaries, cut directors' fees, and taken a variety of other measures to limit spending and will continue to assess our internal processes to seek additional cost-structure improvements. Although we believe that such steps will help to reduce our operating expenses and maximize our available resources, there can be no assurance that we will ever be able to achieve or maintain profitability consistently or that our business will continue to exist.

      Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

      Our bank and certificated indebtedness (short and long term) aggregated approximately $24.7 million as of September 30, 2005 (not including trade payables, other account payables and accrued severance pay). In addition, we may incur additional indebtedness in the future. Accordingly, we are subject to the risks associated with indebtedness, including:

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

      The agreements governing the terms of our debentures and notes contain numerous affirmative and negative covenants that limit the discretion of our management with respect to certain business matters and place restrictions on us, including obligations on our part to preserve and maintain our assets and restrictions on our ability to incur or guarantee debt, to merge with or sell our assets to another company, and to make significant capital expenditures without the consent of the debenture holders. Our ability to comply with these and other provisions of such agreements may be affected by changes in economic or business conditions or other events beyond our control.

                               AROTECH CORPORATION

      Failure to comply with the terms of our indebtedness could result in a default that could have material adverse consequences for us.

      A failure to comply with the obligations contained in the agreements governing our indebtedness could result in an event of default under such agreements which could result in an acceleration of the debentures and notes and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. If the indebtedness under the debentures, notes or other indebtedness were to be accelerated, there can be no assurance that our future cash flow or assets would be sufficient to repay in full such indebtedness.

      We may not generate sufficient cash flow to service all of our debt obligations.

      Our ability to make payments on and to refinance our indebtedness and to fund our operations depends on our ability to generate cash in the future. Our future operating performance is subject to market conditions and business factors that are beyond our control. Consequently, we cannot assure you that we will generate sufficient cash flow to pay the principal and interest on our debt. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our debt, we may have to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our debt. We cannot assure you that the terms of our debt will allow for these alternative measures or that such measures would satisfy our scheduled debt service obligations. In addition, in the event that we are required to dispose of material assets or restructure or refinance our debt to meet our debt obligations, we cannot assure you as to the terms of any such transaction or how quickly such transaction could be completed. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

      o     our financial condition at the time;

      o     restrictions in the agreements governing our other indebtedness; and

      o other factors, including the condition of the financial markets and our industry.

      We need significant amounts of capital to operate and grow our business and to pay our debt.

      We require substantial funds to operate our business, including to market our products and develop and market new products and to pay our outstanding debt as it comes due. To the extent that we are unable to fully fund our operations, including repaying our outstanding debt, through profitable sales of our products and services, we will need to seek additional funding, including through the issuance of equity or debt securities. In addition, based on our internal forecasts and the assumptions described under "Liquidity and Capital Resources" in our Management's Discussion and Analysis of Financial Condition and Results of Operations, we believe that our present cash position and anticipated cash flows from operations should be sufficient to satisfy our current estimated cash requirements through the next twelve months. However, in the event our internal forecasts and other assumptions prove to be incorrect, we may need to seek additional funding. There can be no assurance that we will obtain any such additional financing in a timely manner, on acceptable terms, or at all. Moreover, the issuance by us of additional debt or equity is severely restricted by the terms of our existing indebtedness. If additional funds are raised by issuing equity securities or convertible debt securities, stockholders may incur further dilution. If we incur additional indebtedness, we may be subject to affirmative and negative covenants that may restrict our ability to operate or finance our business. If additional funding is not secured, we will have to modify, reduce, defer or eliminate parts of our present and anticipated future commitments and/or programs.

                               AROTECH CORPORATION

      The payment by us of our secured convertible notes in stock or the conversion of such notes by the holders could result in substantial numbers of additional shares being issued, with the number of such shares increasing if and to the extent our market price declines, diluting the ownership percentage of our existing stockholders.

      In September 2005, we issued $17.5 million in secured convertible notes due March 31, 2008. The Notes are convertible at the option of the holders at a fixed conversion price of $1.00. We will repay the principal amount of the notes over the next two and one-half years, with the principal amount being amortized in twelve payments payable at our option in cash and/or stock, provided certain conditions are met; the failure to meet such conditions could make us unable to pay our notes, causing us to default. If the price of our common stock is above $1.00, the holders of our notes will presumably convert their notes to stock when payments are due, or before, resulting in the issuance of up to an additional 17.5 million shares of common stock.

      In the event we elect to make payments of principal on our convertible notes in stock, either because our cash position at the time makes it necessary or we otherwise deem it advisable, the price used to determine the number of shares to be issued will be calculated using an 8% discount to the average trading price of our common stock during 17 of the 20 consecutive trading days ending two days before the payment date. Accordingly, the lower the market price of our common stock at the time at which we make payments of principal in stock, the greater the number of shares we will be obliged to issue and the greater the dilution to our existing stockholders.

      In either case, the issuance of the additional shares of our common stock could adversely affect the market price of our common stock.

      We have pledged a substantial portion of our assets to secure our borrowings.

      Our debentures and notes are secured by a substantial portion of our assets. If we default under the indebtedness secured by our assets, those assets would be available to the secured creditors to satisfy our obligations to the secured creditors, which could materially adversely affect our results of operations and financial condition and adversely affect our stock price.

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

      Our earnings will decline if we write off additional goodwill and other intangible assets.

      As of December 31, 2004, we have recorded goodwill of $39.7 million. On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires goodwill to be tested for impairment on adoption of the Statement, at least annually thereafter, and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value of our reportable units with their carrying value. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units. We performed the required annual impairment test of goodwill, based on our projections and using expected future discounted operating cash flows. As of September 30, 2005, we identified in AoA an impairment of goodwill in the amount of $11.6 million.

      Our and our subsidiaries' long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of September 30, 2005, we identified an impairment of backlog previously identified with the AoA acquisition and as a result we recorded an impairment loss in the amount of $346,000.

      We will continue to assess the fair value of our goodwill annually or earlier if events occur or circumstances change that would more likely than not reduce the fair value of our goodwill below its carrying value. These events or circumstances would include a significant change in business climate, including a significant, sustained decline in an entity's market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If we determine that significant impairment has occurred, we would be required to write off the impaired portion of goodwill. Impairment charges could have a material adverse effect on our financial condition and results

                               AROTECH CORPORATION

      We may consider acquisitions in the future to grow our business, and such activity could subject us to various risks.

      We may consider acquiring companies that will complement our existing operations or provide us with an entry into markets we do not currently serve. Growth through acquisitions involves substantial risks, including the risk of improper valuation of the acquired business and the risk of inadequate integration. There can be no assurance that suitable acquisition candidates will be available, that we will be able to acquire or manage profitably such additional companies or that future acquisitions will produce returns that justify our investments in such companies. In addition, we may compete for acquisition and expansion opportunities with companies that have significantly greater resources than we do. Furthermore, acquisitions could disrupt our ongoing business, distract the attention of our senior officers, increase our expenses, make it difficult to maintain our operational standards, controls and procedures and subject us to contingent and latent risks that are different, in nature and magnitude, than the risks we currently face.

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

      We may not successfully integrate our prior acquisitions.

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

      As a result of our acquisitions, we are currently experiencing a period of significant growth and development activity which has placed a significant strain on our personnel and resources. Our activity has resulted in increased levels of responsibility for both existing and new management personnel. Many of our management personnel have had limited or no experience in managing growing companies. We have sought to manage our current and anticipated growth through the recruitment of additional management and technical personnel and the implementation of internal systems and controls. However, our failure to manage growth effectively could adversely affect our results of operations.

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

      Some of our contracts are fixed-price contracts under which we bear the risk of any cost overruns. Our profits are adversely affected if our costs under these contracts exceed the assumptions that we used in bidding for the contract. Often, we are required to fix the price for a contract before we finalize the project specifications, which increases the risk that we will mis-price these contracts. The complexity of many of our engagements makes accurately estimating our time and resources more difficult. In the event we fail to estimate our time and resources accurately, our expenses will increase and our profitability, if any, under such contracts will decrease.

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

      Since the invasion of Iraq by the U.S. and other forces in March 2003, we have received steadily increasing orders from the U.S. military for armoring of vehicles and military batteries. These orders are the result, in substantial part, from the particular combat situations encountered by the U.S. military in Iraq. We cannot be certain to what degree the U.S. military would continue placing orders for our products if the U.S. military were to reduce its force levels or withdraw completely from Iraq. A significant reduction in orders from the U.S. military could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

                               AROTECH CORPORATION

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

                               AROTECH CORPORATION

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

                               AROTECH CORPORATION

      o the issuance of our securities, including warrants, in connection with financings and acquisitions; and

      o     general market or economic conditions.

      If our shares were to be delisted, our stock price might decline further and we might be unable to raise additional capital.

      One of the continued listing standards for our stock on the Nasdaq Stock Market (both the Nasdaq National Market, on which our stock is currently listed, and the Nasdaq Capital Market (formerly known as the Nasdaq SmallCap Market)) is the maintenance of a $1.00 bid price. Our stock price is currently below $1.00, and has been so since August 15, 2005. On September 27, 2005, we received a notice from Nasdaq to the effect that our common stock does not satisfy the minimum bid price rule (Nasdaq Marketplace Rule 4350(a)(5)), and that in accordance with the rules of the Nasdaq National Market, we will be provided 180 calendar days, or until March 27, 2006, to regain compliance with the Nasdaq's minimum bid price rule or be delisted from the Nasdaq National Market.

      If our common stock were to be delisted from the Nasdaq National Market, we might apply to be listed on the Nasdaq Capital Market if we then met the initial listing standards of the Nasdaq Capital Market (other than the $1.00 minimum bid standard). If we were to move to the Nasdaq Capital Market, current Nasdaq regulations would give us the opportunity to obtain an additional 180-day grace period (until September 23, 2006) if we meet certain net income, stockholders' equity or market capitalization criteria; if at the end of that period we had not yet achieved compliance with the minimum bid price rule, we would be subject to delisting from the Nasdaq Capital Market. Although we would have the opportunity to appeal any potential delisting, there can be no assurances that this appeal would be resolved favorably. As a result, there can be no assurance that our common stock will remain listed on the Nasdaq Stock Market.

      While our stock would continue to trade on the over-the-counter bulletin board following any delisting from the Nasdaq, any such delisting of our common stock could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. Trading volume of over-the-counter bulletin board stocks has been historically lower and more volatile than stocks traded on an exchange or the Nasdaq Stock Market. As a result, holders of our securities could find it more difficult to sell their securities. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public equity markets.

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

                               AROTECH CORPORATION

      Additionally, delisting from the Nasdaq Stock Market would constitute an event of default under certain of our debt instruments.

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

      Sales of a substantial number of shares of common stock into the public market, or the perception that those sales could occur, could adversely affect our stock price or could impair our ability to obtain capital through an offering of equity securities. As of October 31, 2005, we had 90,204,708 shares of common stock issued and outstanding (prior to cancellation of 3,479,464 shares returned to us in connection with the FAAC earnout). Of these shares, most are freely transferable without restriction under the Securities Act of 1933 or pursuant to effective resale registration statements, and a substantial portion of the remaining shares may be sold subject to the volume restrictions, manner-of-sale provisions and other conditions of Rule 144 under the Securities Act of 1933.

                               AROTECH CORPORATION

      Exercise of our warrants, options and convertible debt could adversely affect our stock price and will be dilutive.

      As of October 31, 2005, there were outstanding warrants to purchase a total of 22,211,463 shares of our common stock at a weighted average exercise price of $1.44 per share, options to purchase a total of 9,661,647 shares of our common stock at a weighted average exercise price of $1.32 per share, of which 7,707,830 were vested, at a weighted average exercise price of $1.33 per share, and outstanding debentures and notes convertible into a total of 20,656,298 shares of our common stock at a weighted average conversion price of $1.07 per share. Holders of our options, warrants and convertible debt will probably exercise or convert them only at a time when the price of our common stock is higher than their respective exercise or conversion prices. Accordingly, we may be required to issue shares of our common stock at a price substantially lower than the market price of our stock. This could adversely affect our stock price. In addition, if and when these shares are issued, the percentage of our common stock that existing stockholders own will be diluted.

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

                               AROTECH CORPORATION

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

Evaluation of Disclosure Controls and Procedures

      As of September 30, 2005, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our periodic reports that we file with the SEC. These disclosure controls and procedures are intended to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objective of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.

                               AROTECH CORPORATION

      Based on their evaluation, our principal executive officer and principal financial officer concluded that our controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of September 30, 2005.

      Our management has not completed implementation of the changes it believes are required to remediate the previously reported material weaknesses for inadequate controls related to the financial statement close process, convertible debentures and share capital processes as it applies to non-routine and highly complex financial transactions. The material weaknesses arise from insufficient staff with technical accounting expertise to independently apply our accounting policies, as they relate to non-routine and highly complex transactions, in accordance with U.S. generally accepted accounting principles. Management has identified that due to the reasons described above, we did not consistently follow established internal control over financial reporting procedures related to the analysis, documentation and review of selection of the appropriate accounting treatment for non-routine and highly complex transactions. Because of these material weaknesses, we have concluded that we did not maintain effective internal control over financial reporting as of September 30, 2005, based on the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control
- Integrated Framework.

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

                               AROTECH CORPORATION

      >> Preparing appropriate written documentation of our financial control procedures (currently in process);

      >> Adding additional qualified staff to our finance department (currently in process);

      >> Scheduling training for accounting staff to heighten awareness of generally accepted accounting principles applicable to complex transactions (not yet begun);

      >> Strengthening our internal review procedures in conjunction with our ongoing work to enhance our internal controls so as to enable us to identify and adjust items proactively (currently in process);

      >>    Engaging an outside accounting firm to support our Sarbanes-Oxley
            Section 404 compliance activities and to provide technical expertise in the selection and application of generally accepted accounting principles related to complex transactions to identify areas that require control or process improvements and to consult with us on the appropriate accounting treatment applicable to complex transactions (done); and

      >> Implementing the recommendations of our outside accounting consultants (currently in process).

      Additionally, we believe that our substantial diminution of acquisition activity will enable our current accounting staff to maintain better internal control over financial reporting.

      Our management and Audit Committee have monitored and will continue to monitor closely the implementation of our remediation plan. The effectiveness of the steps we intend to implement is subject to continued management review, as well as Audit Committee oversight, and we may make additional changes to our internal control over financial reporting.

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

                               AROTECH CORPORATION

                                     PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      Issuance of Restricted Stock to Certain Service Providers

      In August 2005, pursuant to the terms of agreements between us and Artemis Equity LLC, we issued an aggregate of 425,000 shares of our common stock as part of the fee arrangements in connection with investment banking, financial consulting and investor relations services that Artemis rendered to us.

      In August 2005, pursuant to the terms of an agreement between us and RK Equity Advisors, LLC, we issued 9,600 shares of our common stock as part of the fee arrangements in connection with investor relations services that RK Equity rendered to us.

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

ITEM 6.       EXHIBITS.

         The following documents are filed as exhibits to this report:

         Exhibit Number                     Description
               10.1.......Securities Purchase Agreement dated September 29, 2005 between the Company and certain investors
                            (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on September 30, 2005)
               10.2.......Form of Note due March 31, 2008 (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on September 30, 2005)
               10.3.......Form of Warrant (incorporated by reference to the
                            Company's Current Report on Form 8-K filed with the Commission on September 30, 2005)
               10.4.......Form of Guaranty (incorporated by reference to the
                            Company's Current Report on Form 8-K filed with the Commission on September 30, 2005)
               10.5.......Form of Security Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on September 30, 2005)
               10.6.......Form of Intellectual Property Security Agreement
                            (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on September 30, 2005)

                               AROTECH CORPORATION

               10.7.......Registration Rights Agreement dated September 29, 2003 between the Company and the Investors (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on September 30, 2005)
               31.1.......Certification of Chief Executive Officer pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002

               31.2.......Certification of Chief Financial Officer pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002

               32.1.......Certification of Chief Executive Officer pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002

               32.2.......Certification of Chief Financial Officer pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002

                               AROTECH CORPORATION

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 14, 2005

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

                                       By: /s/ Avihai Shen
                                           -------------------------------------
                                           Name:   Avihai Shen
                                           Title:  Vice President - Finance
                                           (Principal Financial Officer)

                               AROTECH CORPORATION

                                  EXHIBIT INDEX

         Exhibit Number                                        Description
               31.1.......Certification of Chief Executive Officer pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002
               31.2.......Certification of Chief Financial Officer pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002
               32.1.......Certification of Chief Executive Officer pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002
               32.2.......Certification of Chief Financial Officer pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002