Form 10-K
period 2005-12-31
AROTECH CORP
filed 2006-03-31
CIK 916529

OMB APPROVAL
OMB Number:	3235-0063
Expires:	January 31, 2008
Estimated average burden
hours per response	2,196.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED      DECEMBER 31, 2005   .

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission File Number:   0-23336

AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

(800) 281-0356
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act). Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☒	Non-accelerated filer: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐  No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $84,064,177 (based on the last sale price of such stock on such date as reported by The Nasdaq National Market and assuming, for the purpose of this calculation only, that all of the registrant’s directors and executive officers are affiliates).

(Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 95,490,846 as of 3/15/06

Documents incorporated by reference: None

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PRELIMINARY NOTE

This annual report contains historical information and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition and results of operations. The words “estimate,” “project,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Further, we operate in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond our control. In the context of the forward-looking information provided in this annual report and in other reports, please refer to the discussions of risk factors detailed in, as well as the other information contained in, our other filings with the Securities and Exchange Commission.

Electric Fuel® is a registered trademark and Arotech™ is a trademark of Arotech Corporation, formerly known as Electric Fuel Corporation. All company and product names mentioned may be trademarks or registered trademarks of their respective holders. Unless otherwise indicated, “we,” “us,” “our” and similar terms refer to Arotech and its subsidiaries.

PART I
ITEM 1. BUSINESS

General

We are a defense and security products and services company, engaged in three business areas: high-level armoring for military and nonmilitary air and ground vehicles; interactive simulation for military, law enforcement and municipal markets; and batteries and charging systems for the military. Until September 17, 2003, we were known as Electric Fuel Corporation. We operate primarily through our various subsidiaries, which we have organized into three divisions. Our divisions and subsidiaries (all 100% owned by us, unless otherwise noted) are as follows:

➢
We develop, manufacture and market advanced high-tech multimedia and interactive digital solutions for use-of-force training and driving training of military, law enforcement, security and other personnel through our Simulation and Training Division:

•
We provide simulators, systems engineering and software products to the United States military, government and private industry through our subsidiary FAAC Incorporated, located in Ann Arbor, Michigan (“FAAC”); and

•
We provide specialized “use of force” training for police, security personnel and the military through our subsidiary IES Interactive Training, Inc., currently being relocated from Littleton, Colorado to Ann Arbor, Michigan (“IES”).

➢	We utilize sophisticated lightweight materials and advanced engineering processes to manufacture aviation armor and to armor vehicles through our Armor Division:

•
We manufacturer ballistic and fragmentation armor kits for rotary and fixed wing aircraft and marine armor through our subsidiary Armour of America, currently being relocated from Los Angeles, California, to Auburn, Alabama (“AoA”); and

•
We use state-of-the-art lightweight armoring materials, special ballistic glass and advanced engineering processes to fully armor military and civilian SUV’s, buses and vans, through our subsidiaries MDT Protective Industries, Ltd., located in Lod, Israel (“MDT”), of which we own 75.5%, and MDT Armor Corporation, located in Auburn, Alabama (“MDT Armor”), of which we own 88%.

➢
We manufacture and sell lithium and Zinc-Air batteries for defense and security products and other military applications and we pioneer advancements in Zinc-Air technology for electric vehicles through our Battery and Power Systems Division

•
We develop and sell rechargeable and primary lithium batteries and smart chargers to the military and to private defense industry in the Middle East, Europe and Asia through our subsidiary Epsilor Electronic Industries, Ltd., located in Dimona, Israel (in Israel’s Negev desert area) (“Epsilor”);

•
We manufacture and sell Zinc-Air batteries and battery electronics for the military, focusing on applications that demand high energy and light weight, through our subsidiary Electric Fuel Battery Corporation, located in Auburn, Alabama (“EFB”); and

•
We produce water-activated lifejacket lights for commercial aviation and marine applications, and we conduct our Electric Vehicle effort, through our subsidiary Electric Fuel (E.F.L.) Ltd., located in Beit Shemesh, Israel (“EFL”).

Background

We were incorporated in Delaware in 1990 under the name “Electric Fuel Corporation,” and we changed our name to “Arotech Corporation” on September 17, 2003. Unless the context requires otherwise, all references to us refer collectively to Arotech Corporation and Arotech’s wholly-owned Israeli subsidiaries, EFL and Epsilor; Arotech’s majority-owned subsidiaries, MDT (in Israel) and MDT Armor (in the U.S.); and Arotech’s wholly-owned United States subsidiaries, EFB, IES, FAAC and AoA.

For financial information concerning the business segments in which we operate, see Note 16 of the Notes to the Consolidated Financial Statements. For financial information about geographic areas in which we engage in business, see Note 16.c of the Notes to the Consolidated Financial Statements.

Facilities

Our principal executive offices have recently been relocated to 1229 Oak Valley Drive, Ann Arbor, Michigan 48108, and our toll-free telephone number at our executive offices is (800) 281-0356. Our corporate website is www.arotech.com. Our periodic reports, as well as recent filings relating to transactions in our securities by our executive officers and directors, that have been filed with the Securities and Exchange Commission in EDGAR format are made available through hyperlinks located on the investor relations page of our website, at http://www.arotech.com/compro/investor.html, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Reference to our websites does not constitute incorporation of any of the information thereon or linked thereto into this annual report.

The offices and facilities of three of our principal subsidiaries, EFL, MDT and Epsilor, are located in Israel (in Beit Shemesh, Lod and Dimona, respectively, all of which are within Israel’s pre-1967 borders). Most of the members of our senior management work extensively out of EFL’s facilities. IES’s offices and facilities are located in Littleton, Colorado, FAAC’s home offices and facilities are located in Ann Arbor, Michigan, AoA’s offices and facilities are located in Gardena, California, and the offices and facilities of EFB and MDT Armor are located in Auburn, Alabama. In order to achieve greater efficiency and cost-savings, we began the process, early in 2006, of moving AoA’s offices from Gardena, California to MTD Armor’s offices in Auburn, Alabama, and IES’s offices from Littleton, Colorado to FAAC’s offices in Ann Arbor, Michigan.

Simulation and Training Division

We develop, manufacture and market advanced high-tech multimedia and interactive digital solutions for use-of-force training and driving training of military, law enforcement, security and other personnel through our Simulation and Training Division, the largest of our three divisions. During 2005, 2004 and 2003 revenues from our Simulation and Training Division were approximately $26.8 million, $21.5 million and $8.0 million, respectively (on a pro forma basis, assuming we had owned all components of our Simulation and Training Division since January 1, 2003, revenues in 2005, 2004 and 2003 would have been approximately $26.8 million, $21.5 million and $17.9 million, respectively).

Vehicle Driving Simulators and Incident Command Training

We provide simulators, systems engineering and software products such as our Incident Command Training product to the United States military, government and private industry through our wholly-owned subsidiary, FAAC Corporation, based in Ann Arbor, Michigan. Our fully interactive driver-training systems feature state-of-the-art vehicle simulator technology enabling training in situation awareness, risk analysis and decision making, emergency reaction and avoidance procedures, and conscientious equipment operation. We have an installed base of over 270 simulators that have successfully trained hundreds of thousands of drivers. Our customer base includes all branches of the U.S. Department of Defense, state and local governments, and municipal entities.

Introduction

We conduct our vehicle simulator business in two primary areas: Vehicle Driving Simulations, which focuses on the development and delivery of complete driving simulations for a wide range of vehicle types - such as trucks, automobiles, buses, fire trucks, police cars, ambulances, airport ground vehicles, and military vehicles - for municipal, governmental and foreign customers; and Military Operations, which conducts tactical air and land combat analysis and develops analytical models, simulations, and “turnkey” training systems for the U.S. military. In 2005, Vehicle Simulations accounted for approximately 85% of our vehicle simulation revenues, and Military Operations accounted for approximately 15% of our vehicle simulation revenues.

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

We supply on-board software to support weapon launch decisions for the F-15, F-18, and Joint Strike Fighter (JSF) fighter aircraft. Pilots benefit by having highly accurate presentations of their weapon’s capabilities, including susceptibility to target defensive reactions. We designed and developed an instructor operator station, mission operator station and real-time, database driven electronic combat environment for the special operational forces aircrew training system. The special operational forces aircrew training system provides a full range of aircrew training, including initial qualification, mission qualification, continuation, and upgrade training, as well as combat mission rehearsal.

Simulators are cost-effective solutions, enabling users to reduce overall aircraft and ground vehicle usage, vehicle maintenance costs, fuel costs, repairs, and spares expenditures. For example, our Medium Tactical Vehicle Replacement (MTVR) simulators have reduced total driver training time by 35%. Many customers have reduced actual “behind-the-wheel” time by up to 50% while still maintaining or improving safety. Additionally, for customers with multiple simulators, the corresponding increase in the student to instructor ratio has reduced instructor cost per student.

The implementation of our vehicle driving simulators has led to measurable benefits. North American Van Lines, one of our earliest vehicle simulator customers, has shown a 22% reduction in preventable accidents since it began using our simulators. The German Army, one of our earliest Military Vehicle customers, showed better driver testing scores in 14 of 18 driver skills compared to classroom and live driver training results. Additionally, the New York City Transit Authority documented a 43% reduction in preventable accidents over its first six months of use and has reduced its driver hiring and training “washout” by 50%.

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

We believe that we have held a 100% market share in U.S. military wheeled vehicle operator driver training simulators since 1999 and hold a market share in excess of 50% in U.S. municipal wheeled vehicle simulators.

Product Lines

Below is a description of our vehicle simulator products and product lines.

Vehicle Driving Simulations

Military Vehicles

Military Vehicles comprise the majority of our vehicle simulation business. Military vehicle simulators are highly realistic vehicle simulators that include variable reactive traffic and road conditions, the capacity to customize driving conditions to be geography-specific, and training in hazardous and emergency conditions. We have several large contracts and task orders in the Military Vehicles business, including (i) a multi-year IDIQ task-order contract for the development of vehicle simulators and related training services for the U.S. armed services; (ii) a series of scheduled General Services Administration purchases of simulators; (iii) Congressional plus-up funding for three simulators to the National Guard in three states; and (iv) a contract to develop a series of Common Driver Trainers for the U.S. Army, the first task order of which is for nine Stryker simulators and a second award for 26 Interim Tactical Wheeled Vehicle Simulators.

Our military vehicle simulators provide complete training capabilities, based on integrated, effective simulation solutions, to military vehicle operators in the U.S. Armed Forces. Our flagship military vehicle simulation product is our Military Operator Driver Simulator, initially developed for the USMC and subsequently reconfigured and delivered to support the U.S. Army and U.S. Naval Construction Battalion. The MIL ODS concept is centered on a pod of up to six Student Training Stations (STS) and a single controlling Instructor Operator Station (IOS). The STS realistically simulates the form, fit, and feel of the vehicle being modeled. The high-fidelity version of the STS consists of a modified production cab unit mounted on a full six-degree-of-freedom motion platform. Other versions with industry exclusive seat-motion and generic reconfigurable cabs are available. The STS provides a field of view of over 180-degrees into a realistically depicted virtual world, simulating a variety of on-road and off-road conditions. The IOS is the main simulation control point supporting the instructor’s role in simulator training. The IOS initializes and configures the attached STS, conducts training scenarios, assesses student performance, and maintains scenarios and approved curriculum.

Our software solution provides a complete operator training curriculum based upon integrated simulation training. Military vehicle simulators enable students to learn proper operational techniques under all terrain, weather, road, and traffic conditions. Instructors can use simulators as the primary instructional device, quantitatively evaluating student performance under controlled, repeatable scenarios. This monitoring, combined with the ability to create hazardous and potentially dangerous situations without risk to man or material, results in well-trained students at significantly less cost than through the use of traditional training techniques. In addition to standard on-road driver training, our military vehicle simulators can provide training in such tasks as:

➢	Off-road driving on severe slopes, including muddy or swampy terrain;

➢	Driving in night vision goggle and blackout conditions;

➢	Convoy training; and

➢	The use of the Central Tire Inflation System in response to changing terrain.

In addition to simulation systems, we offer on-site operator and maintenance staff, train-the-trainer courses, curriculum development, scenario development, system maintenance, software upgrades, and warranty packages to our U.S. Armed Forces customers.

Municipal Vehicles

The Municipal Vehicles business is comprised of technology similar to that of the Military Vehicles product line and also is customized to reflect the specific vehicle being simulated. We serve four primary customer bases in the Municipal Vehicles business: transit, commercial, airport, and other municipal customers.

Transit

Transit customers represent an attractive customer base as they generally have access to their own funds, which often exempts them from the lengthy and complex process of requesting funds from a governing body. We have provided bus simulators to many of the leading U.S. transit authorities, including the New York City Transit Authority, Washington, D.C. Metro, Los Angeles MTA, Dallas Area Rapid Transit, and the Chicago Transit Authority. Our first European bus simulator was installed in London this year, and we were competitively awarded a major rail simulator program with New York City Transit.

Public Safety

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

One of our newest products is our Incident Command Training (ICT) system. Our custom ICT systems includes a comprehensive suite of simulation tools to promote both strategic and tactical training for firefighters facing incidents that require a well defined command and control structure. The ICT system, the first of which has been installed at the new Los Angeles Fire Fighter Training Academy, includes a broad range of incidents typically faced by firefighters as well as incidents involving weapons of mass destruction (WMD) and other acts of terrorism. The ICT system will provide immersive training for single agency incidents involving the fire service alone, as well as interagency incidents requiring a unified command structure including fire, police, emergency medical services, utilities, and other emergency response agencies.

Corporate

We target corporate fleets and “for-hire” haulers as customers of the corporate simulator product. These customers use simulators to train personnel effectively as well as to avoid the brand damage that could be associated with poor driver performance. To date, we have provided simulators to customers such as Challenger Transportation, Schlumberger Oil Services, Kramer Entertainment, and North American Van Lines.

Military Operations

We provide air combat range software, missile launch envelope decision support software, the SimBuilder™ simulation software product, and Weapon System Trainer software through the Military Operations business line.

Air Combat Range Software

We serve the U.S. Air Force Air Combat Training System and U.S. Navy Tactical Aircrew Training System with our air combat training range software. Air combat training ranges allow pilots to train and evaluate new tactics in a controlled airborne environment. Air “battles” are extremely realistic, with our software determining the outcome of weapon engagements based on launch conditions and the target aircraft defensive reactions.

Missile Launch Envelope Software

Onboard weapon decision-making software enables pilots to assimilate the complex information presented to them. In 2005, we added the F-16 to the F-15, F-18 and Joint Strike Fighter (JSF) fighter to strengthen the list of aircraft fielding FAAC MLE software. We provide our missile launch envelope software to the U.S. Navy and Air Force through our subcontracting relationships with Boeing and Raytheon.

Weapon System Trainer Software

We have successfully transitioned software from U.S. Navy Tactical Aircrew Training Systems to over 15 Weapon Systems Trainers built by prime contractors such as L-3, Boeing, Northrop Grumman, and Lockheed Martin.

SimBuilder™

The SimBuilder™ simulation software product is designed to provide weapons simulation models for use in training environments for launched weapons. This software enables foreign end-users to use weapons simulation models similar to the U.S. military without classified U.S. weapons data. Militaries of Australia, the United Arab Emirates, Canada, Taiwan, and Singapore currently use SimBuilders™.

Marketing

Our sales and marketing effort focuses on developing new business opportunities as well as generating follow-on sales of simulators and upgrades. Through FAAC, we currently employ four dedicated sales representatives who focus on Municipal Vehicles, Military Operations, and Military Vehicles opportunities. Furthermore, two additional employees spend a significant portion of their time in sales. Various members of FAAC’s senior management serve as effective sales representatives in the generation of municipal, military, and corporate business. We also retain the services of several independent consultants who act as marketing agents on our behalf. These representatives are largely commission-based agents who focus on particular products and/or regions (such as airport customers, Texas, California, and Eglin Air Force Base). Finally, we have four customers that have agreements wherein the companies support our marketing efforts and market our products themselves in exchange for commissions and/or free upgrade services.

Our sales representatives are salaried employees with minimal commission-based revenue. Independent consultants generally do not receive a base salary and receive 5% to 10% commissions on the amount of business that they generate each year. The majority of our sales representatives have engineering backgrounds that they leverage to anticipate the technical needs of our customer base and targeted markets. Additionally, the program manager and service department assist us in gaining repeat business.

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

Customers

We have long-term relationships, many of over ten years’ duration, with the U.S. Air Force, U.S. Navy, U.S. Army, U.S. Marine Corps, and most major Department of Defense training and simulation prime contractors and related subcontractors. The quality of our customer relationships is illustrated by the multiple program contract awards we have earned from many of our customers.

Competition

Our technical excellence, superior product reliability, and high customer satisfaction have enabled us to develop market leadership and an attractive competitive position. Several potential competitors in the military segment are large, diversified defense and aerospace conglomerates who do not focus on our specific niches. As such, we are able to provide service on certain large military contracts through strategic agreements with these organizations or can compete directly with these organizations based on our strength in developing higher quality software solutions. In municipal market applications, we compete against smaller, less sophisticated software companies. Many of our competitors have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours.

We differentiate ourselves from our competition on several bases:

➢
Leading Technology − We believe that we offer better-developed, more dynamic software than our competitors. Additionally, we incorporate leading graphics and motion-cueing technologies in our systems to provide customers with the most realistic simulation experience on the market.

➢
Long History in the Simulation Software Business − As a market leader in the simulation software business for more than thirty years, FAAC’s professionals understand customer requirements and operating environments. Thus, we build our software to meet and exceed demanding customers’ expectations.

➢
Low-Cost Research and Development Capabilities for New Products − Our customers benefit from government and commercial funding of research and development and the low cost of subsequent adaptation. As such, internally funded new product development costs have been less than $100,000 per year since 1999.

➢	Service Reputation − We are known for providing strong customer service, a characteristic that drives new business within our chosen markets.

➢	Standardized Development Processes − We generally deliver our products to market quickly and at high quality due to our standardized development processes.

Below is a description of our competition organized by product lines.

Vehicle Simulations

Military Vehicles

FAAC has been the sole provider of wheeled vehicle simulation solutions to the U.S. military since 1999. Our devotion to developing realistic, comprehensive products for a wide range of vehicle types positions us as a preferred simulation provider within this market niche. Our strategy of identifying a training need, isolating government funds, and then developing a customized training solution has led to considerable successes. This approach, which differs from the “build first and market later” strategy employed by a number of our competitors, effectively identifies market opportunities and provides a better product to the military customer. Diversified defense companies and municipal simulation providers have attempted to enter the military wheeled vehicle market but have been unsuccessful thus far. Although we believe that market penetration by these companies is ultimately inevitable, the established FAAC brand, understanding of customer requirements, and engineering expertise provide us with a competitive advantage in this market segment. Our primary competitors for military vehicle simulation solutions include Lockheed Martin Corporation’s Information & Technology Services Group, L-3 Communications Holdings, Raydon Corporation, and the Cubic Defense Applications division of Cubic Corporation.

Municipal Vehicles

A handful of simulation product and service companies currently compete with our targeted municipal driving simulator markets. However, our marketing and development of selected municipal market segments has positioned us as a leading provider of municipal simulation solutions. Competition within each market segment varies, but the following companies generally participate in selected driving simulator market opportunities: L-3 Communications Holdings, Doron Precision Systems, Lockheed-Martin Corporation’s LMIS Division, Global SIM, and USADriveSafe, Inc.

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

Use-of-Force Training

We are a leading provider of interactive, multimedia, fully digital training simulators for law enforcement, security, military and similar applications. With a customer base of over 700 customers in over twenty countries around the world, we are a leader in the supply of simulation training products to military, law enforcement and corporate client communities. We believe, based on our general knowledge of the size of the interactive use-of-force market, our specific knowledge of the extent of our sales, and discussions we have held with customers at trade shows, etc., that we provide more than 25% of the worldwide market for government and military judgment training simulators. We conduct our interactive training activities through our subsidiary IES Interactive Training, Inc. (“IES”), a Delaware corporation based in Littleton, Colorado, the offices of which we are in the process of relocating to Ann Arbor, Michigan.

Introduction

We offer consumers the following interactive training products and services:

➢	Range 3000 - providing use-of-force simulation for military and law enforcement. We believe that the Range 3000 is the most technologically advanced judgment training simulator in the world.

➢	A2Z Classroom Trainer - a state-of-the-art computer based training (CBT) system that allows students to interact with realistic interactive scenarios projected life-size in the classroom.

➢
Range FDU (Firearms Diagnostic Unit) - a unique combination of training and interactive technologies that give instructors a first-person perspective of what trainees are seeing and doing when firing a weapon.

➢	Milo (Multiple Interactive Learning/training Objectives) - a simulator designed with “plug in” modules to customize the training system to meet end user needs.

➢	Summit Training International - providing relevant, cost-effective professional training services and interactive courseware for law enforcement, corrections and corporate clients.

➢
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

Range 3000 “Use of Force” Simulator

We believe that the Range 3000, which was launched in late 2002, combines the most powerful operational hardware and software available, and delivers performance superior to competing products presently on the market.

The Range 3000 simulator allows training with respect to the full “Use of Force” continuum. Training can be done on an individual basis, or as many as four members of a team can participate simultaneously and be scored and recorded individually. Topics of training include (but are not limited to):

➢
Officer’s Presence and Demeanor - Picture-on-picture digital recordings of the trainee’s actions allows visual review of the trainee’s reaction, body language and weapons handling during the course of the scenario, which then can be played back for debriefing of the trainee’s actions.

➢
Verbalization - Correct phrases, timing, manner and sequence of an officer’s dialogue is integrated within the platform of the system, allowing the situation to escalate or de-escalate through the officer’s own words in the context of the scenario and in conjunction with the trainer.

➢
Less-Than-Lethal Training - Training in the use of non-lethal devices such as TASER, OC (pepper spray), batons and other devices can be used with the video training scenarios with appropriate reactions of each. We produce an interactive system especially for TASER products called the TASER™ Judgmental Trainer, which delivers advance simulated training for law enforcement and government agencies deploying TASER non-lethal devices.

➢	Soft Hand Tactics - Low level physical control tactics with the use of additional equipment such as take-down dummies can be used.

➢	Firearms Training and Basic Marksmanship - Either utilizing laser based training weapons or in conjunction with a live-fire screen, the use of “Live Ammunition” training can be employed on the system.

The interactive training scenarios are projected either through single or multiple screens and projectors, allowing us to immerse a trainee in true-to-life training scenarios and incorporating one or all the above training issues in the “Use of Force” continuum.

A2Z Classroom Trainer

The A2Z is a state-of-the-art Computer Based Training (CBT) system that allows students to interact with realistic interactive scenarios projected life-size in the classroom.

Using individual hand-held keypads, the students can answer true/false or multiple choice questions. Based on the student’s performance, the scenario will branch and unfold to a virtually unlimited variety of different possible outcomes of the student’s actions. The system logs and automatically scores each and every trainee’s response and answer. At the end of the scenario, the system displays a session results summary from which the trainer can debrief the class.

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

The individual keypads are connected “wirelessly.” The system is completely portable and may be setup within a matter of minutes.

Key advantages:

➢	Provides repeatable training to a standard based on established policy

➢	Quick dissemination and reinforcement of correct behavior and policies

➢	Helps reduce liability

➢	More efficient than “traditional and redundant” role-playing methods

➢	Realistic scenarios instead of outdated “play-acting”

➢	Interactive training of up to 250 students simultaneously with wireless keypads

➢	Easy Self-Authoring of interactive training content

➢	PC-Pentium platform facilitates low cost of ownership

➢	Easy to use Windows XP-based software

➢	Easy to deploy in any classroom

Range FDU

The Range FDU (firearm diagnostics unit) is a unique combination of training and interactive technologies that gives instructors a first-person perspective of what trainees are seeing and doing when firing a weapon.

With the Range FDU, firearms instructors can see the trainees’ actual sight alignment to the target as well as measure trigger pressure against proper trigger pressure graphs, making corrective instruction simple and effective. In addition, the Range FDU records a trainee’s recoil control, grip and stance - allowing the instructor to playback the information in slow motion or real time to better analyze the trainee’s actions and more accurately diagnose any deficiencies.

The Range FDU also has the ability to record the firearm instruction session to either DVD or VHS, allowing both the trainee and the instructor to review it at a later time. Trainees now have a diagnostic tool that they can learn from, even after their training has been completed. In addition, instructors can build a library for each trainee to record progress.

The Range FDU provides the following benefits:

➢	Fall of shot feedback

➢	Trigger pressure analysis

➢	Recoil control, grip and stance assessment

➢	Sight alignment

➢	Sight picture analysis and target reacquisition

Milo

Milo (Multiple Interactive Learning/training Objectives) is a simulator designed with “plug in” modules to customize the trainings system to meet end user needs, and is designed to expand the market for sales of our IES products to include organizations involved in all aspects of public safety, and not just law enforcement.

Professional Conferences and Courseware

We provide relevant, cost-effective professional training seminars, consulting services, and interactive courseware for law enforcement, corrections, and corporate clients through Summit Training International (STI), a wholly-owned subsidiary of IES. The emphasis and goal of our conferences and courseware is to create a “total training” environment designed to address the cutting edge issues faced today. We provide conferences throughout the United States, and develop courseware dealing with these important topics. The incorporation of IES Interactive Systems in our conferences creates an intense learning environment and adds to the realism of the trainee’s experience.

Conferences

We have provided conferences throughout the United States, on such topics as:

➢	Recruiting and Retention of Law Enforcement and Corrections Personnel

➢	Ethics and Integrity

➢	Issues of Hate Crimes

➢	Traffic Stops and Use of Force

➢	Community and Corporate Partnerships for Public Safety

➢	Creating a Safe School Environment

In addition to these national and regional conferences, we design and produce training to address specific department issues. We have a distinguished cadre of instructors that allows adaptation of programs to make them specifically focused for a more intense learning experience. The A2Z Classroom Trainer is incorporated into the “live” presentation creating a stimulating interactive training experience.

Courseware

We develop courseware for use exclusively with IES’s interactive systems. Courses are designed to addresses specific department issues, and can be customized to fit each agency’s needs. These courses are available in boxed sets that provide the customer with a turn-key training session. The A2Z Classroom Trainer and the Range 3000 XP-4 are used to deliver the curriculum and create a virtual world that the trainees respond and react to. Strategic relationships with high profile companies such as H&K Firearms, and TASER International, provide customers with training that deals with cutting edge issues facing law enforcement today. The incorporation of our courseware library along with simulation systems allows training to remain consistent and effective, giving customers more value for their training dollar.

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

We market augmentative and alternative law enforcement products through a network of employee representatives and independent resellers. These products include but are not limited to products manufactured by:

➢	Bristlecone Products

➢	Fox Valley Technical College

➢	TASER International, Inc.

➢	Force Science Research Center

➢	H&K Training Centers

At the present time, we have two full-time and two part-time sales representatives based in Denver, two domestic independent distributors, and ten independent resellers / representatives overseas. We also have inside sales/support persons who answer telephone inquiries on IES’s 800 line and Internet, and who can also provide technical support.

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

Customers

Most of the customers for our IES products are law enforcement agencies, both in the United States (federal, state and local) and worldwide. Purchasers of IES products have included (in the United States) the FBI, the Secret Service, the Bureau of Alcohol, Tobacco and Firearms, the Customs Service, the Federal Protective Service, the Border Patrol, the Bureau of Engraving and Printing, the Coast Guard, the Federal Law Enforcement Training Centers, the Department of Health and Human Services, the California Department of Corrections, NASA, police departments in Texas (Houston), Michigan (Detroit), Washington, D.C., California (Fresno and the California Highway Patrol), Massachusetts (Brookline), Virginia (Newport News and the State Police Academy), Arizona (various counties), universities and nuclear power plants, as well as international users such as the Israeli Defense Forces, the German National Police, the Royal Thailand Army, the Hong Kong Police, the Russian Security Police, users in Mexico and the United Kingdom, and over 700 other training departments worldwide.

The mix of customers has historically been approximately 40% city and state agencies, 30% federal agencies, and 30% international.

Competition

We compete against a number of established companies that provide similar products and services, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. There are also companies whose products do not compete directly, but are sometimes closely related. Firearms Training Systems, Inc., Advanced Interactive Systems, Inc., and LaserShot Inc. are IES’s main competitors.

We believe the key factors in our competing successfully in this field will be our ability to develop simulation software and related products and services to effectively train law enforcement and military to today’s standards, our ability to develop and maintain a proprietary technologically advanced hardware, and our ability to develop and maintain relationships with departments and government agencies.

Armor Division

We manufacture aviation and other armor and we armor vehicles through our Armor Division. During 2005, 2004 and 2003 revenues from our Armor Division were approximately $12.3 million, $18.0 million and $3.4 million, respectively (on a pro forma basis, assuming we had owned all components of our Armor Division since January 1, 2003, revenues in 2005, 2004 and 2003 would have been approximately $12.3 million, $29.2 million and $10.9 million, respectively).

Aircraft Armoring

Introduction

Through our subsidiary Armour of America, presently located in Gardena, California and being relocated to Auburn, Alabama, we manufacturer ballistic and fragmentation armor kits for rotary and fixed wing aircraft, marine armor, personnel armor, military vehicles, architectural applications, including both the LEGUARD Tactical Leg Armor and the Armourfloat Ballistic Floatation Device, which is a unique armored floatation vest that is certified by the U.S. Coast Guard.

For over thirty years, AoA has delivered ballistic armor equipment to users worldwide. Initially, AoA designed and manufactured “soft” ballistic armor only, such as covert and overt ballistic vests, military assault vests, tactical vests and specially designed vests for military and law enforcement users both in the U.S. and abroad. By 1982, AoA had started to design and manufacture “hard” ballistic armor to stop military rifle fire up to and including .50 caliber Armor Piercing Incendiary (API) and European 12.7 mm API rounds. This “hard” ballistic armor is used as chest protection for the full line of personal vests, as well as on fixed wing aircraft (airplanes) and rotary wing aircraft (helicopters), military ships, military vehicles and architectural applications.

Our proprietary designs have been developed to meet a wide variety of customer and industry needs.

The Armoring Process

Each hard armor kit starts out with detailed templates generated at the aircraft or vehicle, with close fitting around pedals, consoles and other obstructions. These templates are converted into wood patterns that are exact three-dimensional reproductions of the armor to be manufactured, including as to the thickness. These patterns are fitted back into the user’s aircraft or vehicle and approved. At this point, fiberglass over wood production molds are produced for each part, which will guarantee that each production panel will be exactly the same and fit perfectly within the kit. In addition, each kit has a complete set of installation hardware that includes everything required to install the armor kit to the aircraft or vehicle. This total kit package allows the armor to be installed at any location with a minimum of tools required.

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

Product Lines

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

Fixed and Rotary Wing Aircraft Armor Systems

We design and manufacture ballistic armor systems for a wide variety of fixed and rotary wing aircraft. These systems are in the form of kits, with individual contoured panels which cover the entire aircraft’s floor, walls, seats, bulkheads, walls, oxygen containers, avionics and doors. All of our ballistic armor kits include a complete installation hardware kit containing all items required for installation. The supplied hardware is designed for each individual application in accordance with the installation hardware certification, which has been provided by Lockheed-Martin. Additionally, the fixed and rotary wing aircraft kits have been certified, by an independent test facility that is approved by the FAA, to meet flammability requirements of FAA/FAR 25.853, 12 Second Vertical Test and MIL-STD-810 Environmental Testing.

These kits have been sold to both the original airframe manufacturers and end users worldwide. Armor kits for rotary wing aircraft including Bell Helicopter’s B206, B212, B407, B412, B427, and UH-1H; Boeing’s CH-46 and CH-47; MD Helicopter’s MD 500, MD 600, and MD 900; Agusta Helicopter’s A109; Eurocopter’s EC-120, EC-135, BK117, and BO-105; Aerospatiale’s AS 330, AS 332, and AS 355; Sikorsky’s UH-60 and S-61; MIL MI-8 and MI-17; Robinson’s R-22 and R-44; and Kaman’s K-MAX.

Fixed wing aircraft kits include Lockheed’s C-130H, C-130J , and P-3; Boeing’s C-17; Alenia’s G-222 and C-27J; Ayers’ T-65; Rockwell’s OV-10; CASA CN 235 and CN 295; and special configurations of the Citation, Beechcraft and Cessna models.

Military Vehicles Armor Kits

For the military vehicle market, we provide ballistic armor kits to protect against fragmentation and rifle fire, 2½- and 5-ton trucks, HEMTT wreckers and various construction vehicles. These kits offer varying levels of protection for doors, floors, fuel tanks, air bottles, cargo beds, troop seat backs, critical components and glass. To date, we have protected vehicles deployed in Iraq, Afghanistan, and Kuwait. All of the provided kits are designed for easy field level installation and include required hardware and instructions.

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

Additionally, we have designed program-specific armor for riverine and small boats throughout the world. While the majority of these armoring programs were limited to a small number of boats, the areas of coverage included complete coverage of the exterior walls of the wheel house, forward and aft gun placements, fire boxes, fuel tanks and engines. Unlike designing armor kits for aircraft, this type of armoring requires unique installation methods to allow for interference caused by surface mounted hardware and the impact of “green water” impacting the armor during rough weather.

Ballistic Vests and Plates and Body Armor

We manufacture a complete line of personal body armor, including concealable, external and special application armor. The concealable armor vest offers complete front, side and back protection using soft, lightweight, high strength proprietary woven ballistic fabrics.

Our external vest line includes assault, tactical, riot, stab and T-panel designs. Each of these designs can be modified to meet the individual wearer of customer’s requirements. Special application vests include the Armourfloat, which to our knowledge is currently the only ballistic/floatation vest approved by the U.S. Coast Guard; the Zip Out armor jacket, which offers covert protection in both a lightweight jacket or vest design; and our helicopter vest, which incorporates a unique protection/comfort design.

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

We have designed and manufactured special operations personal armor including ballistic hand held shields and the LEGUARD Tactical Leg Armor, which offers complete front protection for the lower thigh, knee, shin and instep.

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

At the request of an airframe manufacturer or end user, we send a technical representative to meet the customer at the aircraft to review the layout of areas to be armored, develop templates if required and to determine any unique characteristics that the customer or end user desires incorporated into the armor. After the templates are converted to full size armor mock-up panels, they are taken back to the aircraft for review and approval by either the OEM or the user prior to production. This approach has proven to be the most effective in obtaining both OEM certification of each of our systems and in ensuring that our ballistic armor systems meet or exceed the end users’ operational and ballistic demands.

Our commercial customers have included Bell Helicopter, MD Helicopter, Robinson Helicopter, Sikorsky Helicopter, Schweitzer Helicopter, Agusta, and Lockheed-Martin in the United States, as well as Eurocopter (Germany), Alenia Aerospazio (Italy), EADS (Spain), and Bell (Canada).

Our U.S. military customers have included NAVSEA, NAVAIR, Army, Coast Guard, Marines, State Department, Border Patrol, and various SEAL and Small Boat Units.

Our foreign military customers have included the air forces of New Zealand, Australia, Thailand, Malaysia, Spain, Belgium, Sweden, Norway, Italy, Sri Lanka, Indonesia, Brazil, Argentina, and Turkey; the navies of Singapore, Thailand, Malaysia, Ecuador, Mexico, Colombia, Spain, Australia, and Japan; the armies of Thailand, Malaysia, Sri Lanka, Colombia, Mexico, Ecuador, Venezuela and Peru.

Manufacturing

Our manufacturing facilities are in the process of being relocated from Gardena, California to Auburn, Alabama, and are divided into hard and soft armor production areas. Dedicated cells are established for machining, pressing, cutting, molding, lay-up, assembly and creation of the hard armor panels. The soft armor production area has cells for cutting, sewing and packaging. All of our hard armor is manufactured using AoA-designed production molds, which ensure proper fit of each panel into the total ballistic armor kit.

AoA’s entire administrative and manufacturing operations are directed and controlled by procedures conforming to ISO 9001-2000. AoA was certified as ISO 9001-2000 in December 2003.

Competition

Aircraft armor competition includes LAST Armor (a division of Foster-Miller, Inc.), Simula Inc. (a subsidiary of Armor Holdings, Inc.), and Protective Materials Company (a division of The Protective Group, Inc.). Military vehicle armor competition includes: O’Gara-Hess & Eisenhardt (a subsidiary of Armor Holdings, Inc.), ArmorWorks Harl Facility, Protective Materials Company, and Ceradyne, Inc. Ballistic vests competition includes: Point Blank Body Armor, Inc. (a subsidiary of DHB Industries, Inc.), Second Chance Body Armor, Inc., Protective Materials Company, American Body Armor (a subsidiary of Armor Holdings, Inc.), Protech Armor Systems (a subsidiary of Armor Holdings, Inc.) and Safariland, Ltd. (a subsidiary of Armor Holdings, Inc.). Marine armor competition includes Protective Materials Company. Many of our competitors have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours.

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

In 2003, we established MDT Armor’s operations in a new facility in Auburn, Alabama. Soon thereafter, the United States General Services Administration (GSA) awarded us a five-year contract for vehicle armoring, establishing a pricing schedule for armoring of GM Suburban and Toyota Land Cruiser SUVs and of GM Savana/Express passenger vans. With this contract, these armored vehicles became available for purchase directly by all federal agencies beginning December 1, 2003, and we received our first U.S. orders for vehicle armoring products during 2004.

The Armoring Process

Armoring a vehicle involves much more than just adding “armor plates.” It includes professional and secure installation of a variety of armor components - inside doors, behind dashboards, and all other areas of passenger and engine compartments. We use overlapping sections to ensure protection from all angles, and install armored glass in the windshield and windows. We have developed certain unique features, such as new window operation mechanisms that can raise windows rapidly despite their increased weight, gun ports, run-flat tires, and more. We developed the majority of the materials that we use in-house or in conjunction with Israeli companies specializing in protective materials.

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

Once we have ensured full vehicle protection, we place a premium on retaining the original vehicle’s look and feel to the extent possible, including enabling full serviceability of the vehicle, thereby rendering the armoring process “invisible.” We work with our customers to understand their requirements, and together with the customer develop an optimized armoring solution. A flexible design-to-cost process helps evaluate tradeoffs between heavy and light materials and various levels of protection.

By working within the vehicle manufacturer’s specifications, we maintain stability, handling, center-of-gravity and overall integrity. Our methods minimize impact on payload, and do not obstruct the driver’s or passengers’ views. In many cases all the original warranties provided by the manufacturer are still in effect.

Armoring Materials

We offer a variety of armoring materials, optimized to the customer’s requirements. We use ballistic steel, composite materials (including Kevlar®, Dyneema® and composite armor steel) as well as special ceramics, together with special armored glass. We use advanced engineering techniques and “light” composite materials, and avoid, to the extent possible, using traditional “heavy” materials such as armored steel because of the added weight, which impairs the driving performance and handling of the vehicle. We also sell certain kinds of vehicles pre-armored.

All materials that we use meet not only international ballistic standards, but also the far more stringent requirements set down by the Israeli military, the Israeli Ministries of Defense and Transport, and the Israel Standards Institute. Our facilities have also been granted the ISO 9001:200 quality standards award.

Products and Services

We armor a variety of vehicles for both commercial and military markets.

In the military market, we armor:

➢	The David, an Ultra Light Armored Vehicle based on a Land Rover or Mercedes platform;

➢	Command vehicles (such as the Land Rover Defender 110); and

➢	Pickup trucks such as the Defender 130.

In the commercial market, we armor:

➢	Sports utility vehicles (such as the GM Suburban, the Toyota Land Cruiser and the Land Rover Defender);

➢	Trucks, such as the Ford F550;

➢	Passenger vans (such as the Chevrolet Express, the General Motors Savana and the Ford Econoline); and

➢	Small buses (based on vehicles in the Mercedes-Benz Vario and Sprinter lines).

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

We hold exclusive armoring contracts with Israel’s sole General Motors and Chevrolet distributors. This means that these distributors will continue to honor the original vehicle warranty on armored versions of vehicles sold by them only if the armoring was done by us.

We are also partners in a joint venture with two prominent Indian companies for the design and manufacture of armored vehicles in India. The joint venture, called Concord Safety Solutions Limited, will offer armored vehicles to the Indian military and paramilitary organizations.

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

Among vehicle manufacturers, we believe Mercedes-Benz to have the largest vehicle-armoring market share. Among aftermarket specialists, we believe the largest share of the vehicle-armoring market is held by O’Gara-Hess & Eisenhardt, a subsidiary of Armor Holdings, Inc. Other aftermarket specialists include International Armoring Corp., Lasco, Texas Armoring and Chicago Armor (Moloney). Many of these companies have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours.

We believe the key factor in our competing successfully in this field will be our ability to penetrate new military and paramilitary markets outside of Israel, particularly those operating in Iraq and Afghanistan.

Battery and Power Systems Division

We manufacture and sell lithium and Zinc-Air batteries for defense and security products and other military applications and we pioneer advancements in Zinc-Air technology for electric vehicles through our Battery and Power Systems Division. During 2005, 2004 and 2003 revenues from our Battery and Power Systems Division were approximately $9.9 million, $10.5 million and $5.9 million, respectively (on a pro forma basis, assuming we had owned all components of our Battery and Power Systems Division since January 1, 2003, revenues in 2005, 2004 and 2003 would have been approximately $9.9 million, $10.5 million and $10.8 million, respectively).

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

We have opened a lithium battery production and marketing facility at our current Auburn premises. The goal is to penetrate the military lithium battery market in the United States, and also enable U.S.-produced lithium batteries and chargers to be sold using funding from the Foreign Military Sales (FMS) program to countries such as Israel and Turkey.

Products

We currently produce over 50 different products in the following categories:

➢	Primary batteries;

➢	Rechargeable batteries;

➢	Smart chargers;

➢	State of charge indicators; and

➢	Control and monitoring battery circuits

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

Our present customers include:

➢	Armed forces in the Middle East and Asia;

➢	Military original equipment manufacturers (OEMs); and

➢	Various battery manufacturers.

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

It should be noted that a number of OEMs, such as Motorola, have internal engineering groups that can develop competitive products in-house. Additionally, many of our competitors have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours.

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

Manufacturing

Our battery production lines for military batteries and chargers have been ISO-9001 certified since 1994. We believe that Epsilor’s 19,000 square foot facility in Dimona, Israel has the necessary capabilities and operations to support our production cycle.

Zinc-Air Fuel Cells, Batteries and Chargers for the Military

Introduction

We base our strategy in the field of Zinc-Air military batteries on the development and commercialization of our Zinc-Air fuel cell technology, as applied in the batteries we produce for the U.S. Army’s Communications and Electronics Command (CECOM) through our subsidiary Electric Fuel Battery Corporation. We will continue to seek new applications for our technology in defense projects, wherever synergistic technology and business benefits may exist. We intend to continue to develop our battery products for defense agencies, and plan to sell our products either directly to such agencies or through prime contractors. We will also look to extend our reach to military markets outside the United States.

Since 1998 we have received and performed a series of contracts from CECOM to develop and evaluate advanced primary Zinc-Air fuel cell packs. Pursuant to these contracts, we developed and began selling in 2002 a 12/24 volt, 800 watt-hour battery pack for battlefield power, which is based on our Zinc-Air fuel cell technology, weighs only six pounds and has approximately twice the energy capacity per pound of the U.S. Army’s standard lithium-sulfur dioxide battery packs - the BA-8180/U battery.

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

Our Zinc-Air batteries, rechargeable batteries and battery chargers for the military are manufactured through our Electric Fuel Battery Corporation subsidiary. In 2003, our EFB facilities were granted ISO 9001 “Top Quality Standard” certification.

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

The battery has specific energy of up to 275 Wh/kg, which is substantially higher than that of any competing disposable battery available to the defense and security industries. By way of comparison, the BA-5590, a popular LiSO2 battery pack, has only 175 Wh/kg. Specific energy, or energy capacity per unit of weight, translates into longer operating times for battery-powered electronic equipment, and greater portability as well. Because of lower cost per watt-hour, the BA-8180/U can provide substantial cost savings to the Army when deployed for longer missions, even for applications that are not man-portable.

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

8140/U
The BA-8140/U is a new product that has recently been qualified and that has already generated initial sales of over 5,000 batteries from CECOM. The BA-8140/U is a smaller version of our 8180/U, which we developed at the request of CECOM. It is approximately half the size, weight and capacity of our 8180/U, and is appropriate for smaller hand-held communications devices.

Adapters
The BA-8180/U is a battery, but in order to connect it or the 8140/U to a specific piece of equipment, an adapter must be used. In order to provide compatibility between the battery and various items of military equipment, we supply various types of electrical interface adapters for the BA-8180/U and the 8140/U, including equipment-specific adapters for the AN/PRC-119 SINCGARS and SINCGARS ASIP tactical radio sets, and a generic interface for items of equipment that were designed to interface with a BA-5590 or equivalent battery. Each of the three interfaces was also assigned a national stock number (NSN) by CECOM. In addition, we are have recently qualified four more electrical interfaces. These address various applications, including other radios, night vision, missile launchers and chemical detectors.

Hybrids
We have also developed interface adapters for other items of equipment which require higher power than the BA-8180/U can provide by itself. For example, we have developed a hybrid battery system comprising a BA-8180/U battery pack and two small rechargeable lead-acid packs. Even with the weight of the lead-acid batteries, this hybrid system powers a satellite communications terminal for significantly longer than an equivalent weight of BA-5590 LiSO2 battery packs. We have also developed a hybrid system that incorporates ultracapacitors. We received our first orders for this man-portable hybrid power source from the U.S. Army late in 2005.

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

Other Zinc-Air Products

A fourth generation of Zinc-Air products is being developed for applications where volume is critical, and/or where the power to energy ratio needs to be significantly higher than that of the BA-8180/U. These “Gen4” Zinc-Air products consist of an air cathode folded around a zinc electrode. Gen4 was originally developed for the Marine Corps Dragon Eye UAV, which requires up to 200 W from a battery that fits into its sleek fuselage and which weighs less than one kilogram. Along the way, it was recognized that the Gen4 design could be applied to other battery missions requiring high power as well as energy density, such as Land Warrior and Objective Force Warrior soldier systems, where up to 500 Wh of energy are required of a 24 hour battery that must be worn conformably, at minimal weight. For these systems the battery currently limits functionality, and Gen4 zinc-air may be the enabling technology. During 2004 and 2005, we were awarded $1.65 million of congressional funds and CECOM funding for the first two phases of a three-phase BAA (Broad Agency Announcement, which is a simplified form of government solicitation for basic research and development) to develop this technology.

We are currently under a multi-year program with an Israeli security agency to demonstrate the feasibility of Zinc-Air batteries for both unmanned aerial vehicles (UAV) and micro-air vehicles (MAV) platforms, respectively. Flights have been demonstrated with a 50W, 200Wh/kg battery for a 500g MAV.

Markets/Applications

As an external alternative to the popular lithium based BA-5590/U, the BA-8180 can be used in many applications operated by the 5590. The BA-8180/U can be used for a variety of military applications, including:

➢	Tactical radios

➢	SIGINT systems

➢	Training systems

➢	SATCOM radios

➢	Nightscope power

➢	Guidance systems

➢	Surveillance systems

➢	Sensors

Customers

The principal customers for our Zinc-Air batteries during 2005 were the U.S. Army’s Communications-Electronics Command (CECOM) and the Defense Logistics Agency (DLA).

Competition

The BA-8180/U is the only Zinc-Air battery to hold a US Army battery designation. It does, however, compete with other primary (disposable) batteries, and primarily lithium based batteries. In some cases, primarily in training missions, it will also compete with rechargeable batteries.

Zinc-Air batteries are inherently safer than primary lithium battery packs in storage, transportation, use, and disposal, and are more cost effective. They are lightweight, with up to twice the energy capacity per pound of primary lithium battery packs. Zinc-Air batteries for the military are also under development by Rayovac Corporation. Rayovac’s military Zinc-Air batteries utilize cylindrical cells, rather than the prismatic cells that we developed. While cylindrical cells may provide higher specific power than our prismatic cells, we believe they will generally have lower energy densities and be more difficult to manufacture.

The most popular competing primary battery in use by the US Armed Forces is the BA-5590/U, which uses lithium-sulfur dioxide (LiSO2) cells. The largest suppliers of LiSO2 batteries to the US military are believed to be Saft America Inc. and Eagle Picher Technologies LLC. The battery compartment of most military communications equipment, as well as other military equipment, is designed for the x90 family of batteries, of which the BA-5590 battery is the most commonly deployed. Another primary battery in this family is the BA-5390, which uses lithium-manganese dioxide (LiMnO2) cells. Suppliers of LiMnO2 batteries include Ultralife Batteries Inc., Saft and Eagle Picher.

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

Manufacturing

We maintain a battery factory for EFB in Auburn, Alabama, where we have leased 15,000 square feet of light industrial space from the city of Auburn. We also have production capabilities for some battery components at the facility of EFL in Beit Shemesh, Israel. Both the facilities in Auburn and those in Beit Shemesh have received ISO 9001 “Top Quality Standard” certification.

Electric Vehicles

Introduction

We believe that electric buses represent a particularly important market for electric vehicles in the United States. An all-electric, full-size bus powered by the Electric Fuel system can provide to transit authorities a full day’s operating range for both heavy duty city and suburban routes in all weather conditions. We conduct our electric vehicle activities through our subsidiary Electric Fuel Ltd.

At this time the technical activity on our Electric Vehicle program is on hold while we seek funding to introduce this technology commercially.

The Electric Fuel Zinc-Air Energy System for Electric Vehicles

The Electric Fuel Zinc-Air Energy System consists of:

➢	an in-vehicle, Zinc-Air fuel cell unit consisting of a series of Zinc-Air cells and refuelable zinc-fuel anode cassettes using commercially-available zinc;

➢	a battery exchange unit for fast vehicle turn-around that is equivalent to the time needed to refuel a diesel bus;

➢	an automated battery refueling system for mechanically replacing depleted zinc-fuel cassettes with charged cassettes; and

➢	a regeneration system for electrochemical recycling and mechanical repacking of the discharged fuel cassettes.

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

The Department of Transportation-Federal Transit Administration Zinc-Air All Electric Transit Bus Program

In the United States, our Zinc-Air technology is the focus of a Zinc-Air All Electric Bus demonstration program the costs and expenditures of which are 50% offset by subcontracting fees paid by the U.S. Department of Transportation’s Federal Transit Administration (FTA). The test program is designed to prove that an all-electric bus can meet these and all other Los Angeles and New York Municipal Transit Authority mass transit requirements including requirements relating to performance, speed, acceleration and hill climbing.

Phase IV of the program, which we began in October 2003 and which ended in 2005, was a $1.5 million cost-shared program (half of which was funded by the FTA and the remainder by the program partners, including us) that explored steps necessary for commercializing the all-electric zinc-air/ultracapacitor hybrid bus. It focused on continued optimization of the propulsion system developed in previous phases, on additional vehicle and system testing, including testing alternative advanced auxiliary battery technologies, and on evaluating alternative zinc anodes, which are more commercially available in North America.

Competition

We believe that our products must be available at a price that is competitive with alternative technologies, particularly those intended for use in zero or low-emission vehicles. Besides other battery technologies, these include hydrogen fuel cells, “hybrid systems” that combine an internal combustion engine and battery technologies, and use of regular or low-pollution fuels such as gasoline, diesel, compressed natural gas, liquefied natural gas, ethanol and methanol. Other alternative technologies presently use costly components, including use of flywheels and catalytic removal of pollutants. These various technologies are at differing stages of development and any one of them, or a new technology, may prove to be more cost effective, or otherwise more readily acceptable by consumers, than the Electric Fuel Zinc-Air Energy System for electric vehicles. In addition, the California Air Resource Board has expressed to us concerns about the costs associated with the Zinc-Air regeneration infrastructure as compared to battery technologies that use electrical recharging.

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

Backlog

We generally sell our products under standard purchase orders. Orders constituting our backlog are subject to changes in delivery schedules and are typically cancelable by our customers until a specified time prior to the scheduled delivery date. Accordingly, our backlog is not necessarily an accurate indication of future sales. As of December 31, 2005 and 2004, our backlog for the following years was approximately $18.3 million and $25.0 million, respectively, divided among our divisions as follows:

Division	2005	2004
Simulation and Training Division	$9,379,000	$12,691,000
Battery and Power Systems Division	4,523,000	8,325,000
Armor Division	4,440,000	4,002,000
TOTAL:	$18,342,000	$25,018,000

Major Customers

During 2005, including all of our divisions, various branches of the United States military accounted for approximately 33% of our revenues.

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

Research and Development

During the years ended December 31, 2005, 2004 and 2003, our gross research and product development expenditures were approximately $1.3 million, $1.7 million and $1.1 million, respectively, including research and development in discontinued operations. During these periods, the Office of the Chief Scientist of the Israel Ministry of Industry and Trade (the “Chief Scientist”) participated in our research and development efforts relating to our consumer battery business, thereby reducing our gross research and product development expenditures in the amounts of approximately $0, $0 and $26,000 for the years 2005, 2004 and 2003, respectively.

EFL has certain contingent royalty obligations to Chief Scientist and the Israel-U.S. Binational Industrial Research and Development Foundation (BIRD, which apply (in respect of continuing operations) only to our Electric Vehicle program. As of December 31, 2005, our total outstanding contingent liability in this connection was approximately $11.0 million.

Employees

As of February 28, 2006, we had 277 full-time employees worldwide. Of these employees, 4 hold doctoral degrees and 21 hold other advanced degrees. Of the total, 70 employees were engaged in product research and development, 132 were engaged in production and operations, 17 were engaged in marketing and sales, and 58 were engaged in general and administrative functions. Our success will depend in large part on our ability to attract and retain skilled and experienced employees.

We and our employees are not parties to any collective bargaining agreements. However, as certain of our employees are located in Israel and employed by EFL, MDT or Epsilor, certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Manufacturers’ Association of Israel) are applicable to EFL’s, MDT’s and Epsilor’s employees by order (the “Extension Order”) of the Israeli Ministry of Labor and Welfare. These provisions principally concern the length of the work day and the work week, minimum wages for workers, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment, including certain automatic salary adjustments based on changes in the Israeli CPI.

Israeli law generally requires severance pay upon the retirement or death of an employee or termination of employment without due cause; additionally, some of our senior employees have special severance arrangements, certain of which are described under “Item 11. Executive Compensation - Employment Contracts,” below. We currently fund our ongoing severance obligations by making monthly payments to approved severance funds or insurance policies. In addition, Israeli employees and employers are required to pay specified sums to the National Insurance Institute, which is similar to the United States Social Security Administration. Since January 1, 1995, such amounts also include payments for national health insurance. The payments to the National Insurance Institute are approximately 15.6% of wages, of which the employee contributes approximately 62% and the employer contributes approximately 38%. The majority of the permanent employees of EFL, about a quarter of the permanent employees of MDT, and one of the permanent employees of Epsilor, are covered by “managers’ insurance,” which provides life and pension insurance coverage with customary benefits to employees, including retirement and severance benefits. We contribute 14.33% to 15.83% (depending on the employee) of base wages to such plans and the permanent employees contribute 5% of their base wages.

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

ITEM 1A. RISK FACTORS

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Report and presented elsewhere by management from time to time.

Business-Related Risks

We have had a history of losses and may incur future losses.

We were incorporated in 1990 and began our operations in 1991. We have funded our operations principally from funds raised in each of the initial public offering of our common stock in February 1994; through subsequent public and private offerings of our common stock and equity and debt securities convertible or exercisable into shares of our common stock; research contracts and supply contracts; funds received under research and development grants from the Government of Israel; and sales of products that we and our subsidiaries manufacture. We have incurred significant net losses since our inception. Additionally, as of December 31, 2005, we had an accumulated deficit of approximately $143.0 million. In an effort to reduce operating expenses and maximize available resources, we intend to consolidate certain of our subsidiaries, shift personnel and reassign responsibilities. We have also substantially reduced certain senior employee salaries during 2005, cut directors’ fees, and taken a variety of other measures to limit spending and will continue to assess our internal processes to seek additional cost-structure improvements. Although we believe that such steps will help to reduce our operating expenses and maximize our available resources, there can be no assurance that we will ever be able to achieve or maintain profitability consistently or that our business will continue to exist.

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

Our bank and certificated indebtedness (short and long term) aggregated approximately $24.2 million principal amount as of December 31, 2005 (not including trade payables, other account payables and accrued severance pay), of which $13.3 million is due in 2006 (not including $2.0 million short-term bank credit). In addition, we may incur additional indebtedness in the future. Accordingly, we are subject to the risks associated with significant indebtedness, including:

•	we must dedicate a portion of our cash flows from operations to pay principal and interest and, as a result, we may have less funds available for operations and other purposes;

•	it may be more difficult and expensive to obtain additional funds through financings, if available at all;

•
we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

•
if we default under any of our existing debt instruments, including paying the outstanding principal when due, and if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

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

Our ability to make payments on and to refinance our indebtedness and to fund our operations depends on our ability to generate cash in the future. Our future operating performance is subject to market conditions and business factors that are beyond our control. Consequently, we cannot assure you that we will generate sufficient cash flow to pay the principal and interest on our debt. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our debt, we may have to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our debt. We cannot assure you that the terms of our debt will allow for these alternative measures or that such measures would satisfy our scheduled debt service obligations. In addition, in the event that we are required to dispose of material assets or restructure or refinance our debt to meet our debt obligations, we cannot assure you as to the terms of any such transaction or how quickly such transaction could be completed. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

•	our financial condition at the time;

•	restrictions in the agreements governing our other indebtedness; and

•	other factors, including the condition of the financial markets and our industry.

We need significant amounts of capital to operate and grow our business and to pay our debt.

We require substantial funds to operate our business, including to market our products and develop and market new products and to pay our outstanding debt as it comes due. To the extent that we are unable to fully fund our operations, including repaying our outstanding debt, through profitable sales of our products and services, we will need to seek additional funding, including through the issuance of equity or debt securities. In addition, based on our internal forecasts, the assumptions described under “Liquidity and Capital Resources” above, and subject to the other risk factors described herein, we believe that our present cash position and anticipated cash flows from operations, lines of credit and anticipated additions to paid-in capital should be sufficient to satisfy our current estimated cash requirements through the next twelve months. However, in the event our internal forecasts and other assumptions regarding our liquidity prove to be incorrect, we may need to seek additional funding. There can be no assurance that we will obtain any such additional financing in a timely manner, on acceptable terms, or at all. Moreover, the issuance by us of additional debt or equity is severely restricted by the terms of our existing indebtedness. If additional funds are raised by issuing equity securities or convertible debt securities, stockholders may incur further dilution. If we incur additional indebtedness, we may be subject to affirmative and negative covenants that may restrict our ability to operate or finance our business. If additional funding is not secured, we will have to modify, reduce, defer or eliminate parts of our present and anticipated future commitments and/or programs.

The payment by us of our secured convertible notes in stock or the conversion of such notes by the holders could result in substantial numbers of additional shares being issued, with the number of such shares increasing if and to the extent our market price declines, diluting the ownership percentage of our existing stockholders.

In September 2005, we issued $17.5 million in secured convertible notes due March 31, 2008. The Notes are convertible at the option of the holders at a fixed conversion price of $1.00. We will repay the principal amount of the notes over the next two and one-half years, with the principal amount being amortized in twelve payments payable at our option in cash and/or stock, by requiring the holders to convert a portion of their Notes into shares of our common stock, provided certain conditions are met. The failure to meet such conditions could make us unable to pay our notes, causing us to default. If the price of our common stock is above $1.00, the holders of our notes will presumably convert their notes to stock when payments are due, or before, resulting in the issuance of additional shares of our common stock.

We made the first two scheduled repayments of principal on our Notes in stock by requiring the holders to convert a portion of their Notes. In the event we continue to elect to make payments of principal on our convertible notes in stock by requiring the holders to convert a portion of their Notes, either because our cash position at the time makes it necessary or we otherwise deem it advisable, the price used to determine the number of shares to be issued on conversion will be calculated using an 8% discount to the average trading price of our common stock during 17 of the 20 consecutive trading days ending two days before the payment date. Accordingly, the lower the market price of our common stock at the time at which we make payments of principal in stock, the greater the number of shares we will be obliged to issue and the greater the dilution to our existing stockholders.

In either case, the issuance of the additional shares of our common stock could adversely affect the market price of our common stock.

We can require the holder of our Notes to convert a portion of their Notes into shares of our common stock at the time principal payments are due only if such shares are registered for resale and certain other conditions are met. Based on the current price of our stock, we do not have a sufficient number of shares of our stock registered for resale in order to continue requiring the holders to convert a portion of their Notes past a portion of the payment due May 31, 2006. We would accordingly have to file a registration statement with the SEC to register for resale more shares of our common stock in order to continue requiring conversion of our Notes upon principal payment becoming due. Any delay in the registration process, including through routine SEC review of our registration statement or other filings with the SEC, could result in our having to pay scheduled principal repayments on our Notes in cash, which would negatively impact our cash position and, if we do not have sufficient cash to make such payments in cash, could cause us to default on our Notes.

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

From time to time our working capital needs are partially dependent on our subsidiaries’ lines of credit, which are themselves dependent upon our subsidiaries’ inventory and receivables. In the event that we are unable to continue to make use of our subsidiaries’ lines of credit for working capital on economically feasible terms, including because of any diminution in our subsidiaries’ inventory and receivables, our business, operating results and financial condition could be adversely affected.

We may not be successful in operating new businesses.

Prior to the acquisitions of IES and MDT in 2002 and the acquisitions of FAAC and Epsilor in January 2004 and AoA in August 2004, our primary business was the marketing and sale of products based on primary and refuelable Zinc-Air fuel cell technology and advancements in battery technology for defense and security products and other military applications, electric vehicles and consumer electronics. As a result of our acquisitions, a substantial component of our business is the marketing and sale of high-tech multimedia and interactive training solutions and sophisticated lightweight materials and advanced engineering processes used to armor vehicles. These are relatively new businesses for us and our management group has limited experience operating these types of businesses. Although we have retained our acquired companies’ management personnel, we cannot assure that such personnel will continue to work for us or that we will be successful in managing these new businesses. If we are unable to successfully operate these new businesses, our business, financial condition and results of operations could be materially impaired.

Our earnings will decline if we write off additional goodwill and other intangible assets.

As of December 31, 2004, we had recorded goodwill of $39.7 million. On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill to be tested for impairment on adoption of the Statement, at least annually thereafter, and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value of our reportable units with their carrying value. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units. We performed the required annual impairment test of goodwill, based on our projections and using expected future discounted operating cash flows. As of December 31, 2005, we identified in AoA an impairment of goodwill in the amount of $11.8 million.

Our and our subsidiaries’ long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2004, we identified an impairment of other intangible assets identified with the IES acquisition and, as a result, we recorded an impairment loss in the amount of $320,000. As of December 31, 2005, we identified an impairment of other intangible assets identified with the AoA acquisition and, as a result, we recorded an impairment loss in the amount of $499,000.

We will continue to assess the fair value of our goodwill annually or earlier if events occur or circumstances change that would more likely than not reduce the fair value of our goodwill below its carrying value. These events or circumstances would include a significant change in business climate, including a significant, sustained decline in an entity's market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If we determine that significant impairment has occurred, we would be required to write off the impaired portion of goodwill. Impairment charges could have a material adverse effect on our financial condition and results.

Failure to comply with the earnout provisions of our acquisition agreements could have material adverse consequences for us.

A failure to comply with the obligations contained in our acquisition agreements to make the earnout payments required under such agreements as ultimately determined in arbitration or litigation could result in actions for damages, a possible right of rescission on the part of the sellers, and the acceleration of debt under instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. If we are unable to raise capital in order to pay the earnout provisions of our acquisition agreements, there can be no assurance that our future cash flow or assets would be sufficient to pay such obligations.

In this connection, we note that we have received preliminary indications that there may be a dispute regarding the amount that we owe the former shareholders of FAAC Incorporated in respect of their earnout for 2005. Pursuant to the purchase agreement and a side letter, we are obligated to pay the former shareholders of FAAC an amount equal to “the net income realized by FAAC Incorporated from the Stryker Driver Simulator Program with the U.S. Army.” Subsequently, the U.S. Army added additional programs, all of which it classified generally as the “Common Driver Training Program” (CDT). The former shareholders of FAAC have indicated their belief that the 2005 earnout is due on the entire CDT program, which would equal to an additional amount of $3.5 million. We have taken the position that the 2005 earnout is due only on the Stryker part of the CDT program, relying on the specific language of the side letter, and that we therefore owe an additional amount of only $604,000. If this issue is ultimately decided in favor of the former shareholders of FAAC, the need to pay additional earnout sums to them could have a material adverse effect on our cash flows and financial condition.

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

In light of our acquisitions of IES, MDT, FAAC, Epsilor and AoA, our success will depend in part on our ability to manage the combined operations of these companies and to integrate the operations and personnel of these companies along with our other subsidiaries and divisions into a single organizational structure, and to replace those subsidiary managers who have left or may in the future leave our employ. There can be no assurance that we will be able to effectively integrate the operations of our subsidiaries and divisions and our acquired businesses into a single organizational structure. Integration of these operations could also place additional pressures on our management as well as on our key technical resources. The failure to successfully manage this integration could have an adverse material effect on us.

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

Since the invasion of Iraq by the U.S. and other forces in March 2003, we have received orders from the U.S. military for armoring of vehicles and military batteries. These orders are the result, in substantial part, of the particular combat situations encountered by the U.S. military in Iraq. We cannot be certain to what degree the U.S. military would continue placing orders for our products if the U.S. military were to reduce its force levels or withdraw completely from Iraq. A significant reduction in orders from the U.S. military could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

We are highly dependent on the president of our FAAC subsidiary and the general managers of our MDT and Epsilor subsidiaries, and the loss of the services of one or more of these persons could adversely affect us. We are especially dependent on the services of our Chairman and Chief Executive Officer, Robert S. Ehrlich, and our President and Chief Operating Officer, Steven Esses. The loss of either Mr. Ehrlich or Mr. Esses could have a material adverse effect on us. We are party to an employment agreement with Mr. Ehrlich, which agreement expires at the end of 2007, and an employment agreement with Mr. Esses, which agreement expires at the end of 2006. We do not have key-man life insurance on either Mr. Ehrlich or Mr. Esses.

Payment of severance or retirement benefits earlier than anticipated could strain our cash flow.

Our Chairman and Chief Executive Officer, Robert S. Ehrlich, and our President and Chief Operating Officer, Steven Esses, both have employment agreements that provide for substantial severance payments and retirement benefits. We are required to fund a certain portion of these payments according to a predetermined schedule. Should Mr. Ehrlich or Mr. Esses leave our employ under circumstances entitling them to severance or retirement benefits, or become disabled or die, before we have funded these payments, the need to pay these severance or retirement benefits ahead of their anticipated schedule could put a strain on our cash flow and have a material adverse effect on our financial condition.

There are risks involved with the international nature of our business.

A significant portion of our sales are made to customers located outside the U.S., primarily in Europe and Asia. In 2005, 2004 and 2003, without taking account of revenues derived from discontinued operations, 21%, 19% and 42%, respectively, of our revenues, were derived from sales to customers located outside the U.S. We expect that our international customers will continue to account for a substantial portion of our revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, foreign taxes, longer payment cycles and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect our sales to international customers.

Our management has determined that we have material weaknesses in our internal controls. If we fail to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, we may not be able to accurately report our financial results.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include an internal control report of management in our Annual Report on Form 10-K. Our management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 within the prescribed period, we have been engaged in a process to document and evaluate our internal controls over financial reporting. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We believe our process for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of Sarbanes-Oxley.

Our evaluation so far has identified a material weakness under standards established by the Public Company Accounting Oversight Board (PCAOB) related to our FAAC subsidiary and further described under “Management’s Report on Internal Controls over Financial Reporting,” included herein under “Item 9A, Controls and Procedures.” A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Our management has not yet completed its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. However, based on their evaluation procedures performed to date, management has concluded that internal controls over financial reporting were ineffective as of December 31, 2005. Because we have not yet completed our assessment of the effectiveness of our internal control over financial reporting, our independent auditors have disclaimed any opinion on our internal controls, as stated in their report which is included herein.

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

One of the continued listing standards for our stock on the Nasdaq Stock Market (both the Nasdaq National Market, on which our stock is currently listed, and the Nasdaq Capital Market (formerly known as the Nasdaq SmallCap Market)) is the maintenance of a $1.00 bid price. Our stock price is currently below $1.00, and has been so since August 15, 2005. On March 28, 2006, we received a Nasdaq Staff Determination indicating that we were not in compliance with the minimum bid price requirement for continued listing set forth in Marketplace Rule 4450(a) and that our securities are, therefore, subject to delisting from the Nasdaq National Market at the opening of business on April 6, 2006. The letter also stated that we may request a review of the Staff Determination to a Nasdaq Listing Qualifications Panel. We have requested a review of the Staff Determination by a Nasdaq Listing Qualifications Panel. Although there can be no assurance that the Panel will grant our request for continued listing, the request for review has stayed the delisting of our stock from the Nasdaq National Market pending the Panel’s decision.

If our common stock were to be delisted from the Nasdaq National Market, we might apply to be listed on the Nasdaq Capital Market if we then met the initial listing standards of the Nasdaq Capital Market (other than the $1.00 minimum bid standard). If we were to move to the Nasdaq Capital Market, current Nasdaq regulations would give us the opportunity to obtain an additional 180-day grace period (until September 22, 2006) if we meet certain net income, stockholders’ equity or market capitalization criteria; if at the end of that period we had not yet achieved compliance with the minimum bid price rule, we would be subject to delisting from the Nasdaq Capital Market. Although we would have the opportunity to appeal any potential delisting, there can be no assurances that this appeal would be resolved favorably. As a result, there can be no assurance that our common stock will remain listed on the Nasdaq Stock Market.

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

Additionally, delisting from the Nasdaq Stock Market would constitute an event of default under our debentures due in September 2006, which could result in acceleration of debt under other instruments evidencing other indebtedness that may contain cross-acceleration or cross-default provisions, even if the delisting were not an event of default under those other instruments.

A substantial number of our shares are available for sale in the public market and sales of those shares could adversely affect our stock price.

Sales of a substantial number of shares of common stock into the public market, or the perception that those sales could occur, could adversely affect our stock price or could impair our ability to obtain capital through an offering of equity securities. As of March 15, 2006, we had 95,490,846 shares of common stock issued and outstanding. Of these shares, most are freely transferable without restriction under the Securities Act of 1933 or pursuant to effective resale registration statements, and a substantial portion of the remaining shares may be sold subject to the volume restrictions, manner-of-sale provisions and other conditions of Rule 144 under the Securities Act of 1933.

Exercise of our warrants, options and convertible debt could adversely affect our stock price and will be dilutive.

As of December 31, 2005, there were outstanding warrants to purchase a total of 22,061,463 shares of our common stock at a weighted average exercise price of $1.43 per share, options to purchase a total of 8,651,235 shares of our common stock at a weighted average exercise price of $0.79 per share, of which 8,329,272 were vested, at a weighted average exercise price of $0.76 per share, and outstanding debentures and notes convertible into a total of 20,203,246 shares of our common stock at a weighted average conversion price of $1.07 per share. Holders of our options, warrants and convertible debt will probably exercise or convert them only at a time when the price of our common stock is higher than their respective exercise or conversion prices. Accordingly, we may be required to issue shares of our common stock at a price substantially lower than the market price of our stock. This could adversely affect our stock price. In addition, if and when these shares are issued, the percentage of our common stock that existing stockholders own will be diluted.

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

Historically, Arab states have boycotted any direct trade with Israel and to varying degrees have imposed a secondary boycott on any company carrying on trade with or doing business in Israel. Although in October 1994, the states comprising the Gulf Cooperation Council (Saudi Arabia, the United Arab Emirates, Kuwait, Dubai, Bahrain and Oman) announced that they would no longer adhere to the secondary boycott against Israel, and Israel has entered into certain agreements with Egypt, Jordan, the Palestine Liberation Organization and the Palestinian Authority, Israel has not entered into any peace arrangement with Syria or Lebanon. Moreover, since September 2000, there has been a significant deterioration in Israel’s relationship with the Palestinian Authority, and a significant increase in terror and violence. Israel recently withdrew unilaterally from the Gaza Strip and certain areas in northern Samaria. It is unclear what the long-term effects of such disengagement plan will be. Efforts to resolve the problem have failed to result in an agreeable solution. Continued hostilities between the Palestinian community and Israel and any failure to settle the conflict may have a material adverse effect on our business and us. Moreover, the current political and security situation in the region has already had an adverse effect on the economy of Israel, which in turn may have an adverse effect on us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our primary executive offices are located in FAAC’s offices, consisting of approximately 17,800 square feet of office and warehouse space in Ann Arbor, Michigan, pursuant to a lease expiring in January 2008. FAAC has also leased 10,900 square feet of office and warehouse space in Ann Arbor, Michigan pursuant to a lease beginning in June 2006 and expiring in January 2008, for use by IES.

EFB and MDT Armor both operate out of our Auburn, Alabama facilities, constituting approximately 30,000 square feet, which is leased from the City of Auburn through December 2008. We are in the process of moving the operations of AoA to Auburn as well.

Our management and administrative facilities and research, development and production facilities for the manufacture and assembly of our Survivor Locator Lights, constituting approximately 18,300 square feet, are located in Beit Shemesh, Israel, located between Jerusalem and Tel-Aviv (within Israel’s pre-1967 borders). The lease for these facilities in Israel expires on December 31, 2007; we have the ability to terminate the lease every two years upon three months’ written notice. Moreover, we may terminate the lease at any time upon twelve months written notice. Most of the members of our senior management, including our Chief Executive Officer and our Chief Operating Officer, work extensively out of our Beit Shemesh facility. Our Chief Financial Officer works out of our Ann Arbor, Michigan facility.

Our Epsilor subsidiary rents approximately 19,000 square feet of factory, office and warehouse space in Dimona, Israel, in Israel’s Negev desert (within Israel’s pre-1967 borders), on a month-to-month basis.

Our IES subsidiary rents approximately 8,900 square feet of office and warehouse space in Littleton, Colorado, approximately ten miles outside of Denver, pursuant to a lease expiring in September 2005. This lease is currently month-to-month, and is expected to end in May 2006.

Our MDT subsidiary rents approximately 20,000 square feet of office space in Lod, Israel, near Ben-Gurion International airport (within Israel’s pre-1967 borders) pursuant to a lease renewable on an annual basis.

We believe that our existing and currently planned facilities are adequate to meet our current and foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this filing, there were no material pending legal proceedings against us, except as follows:

In December 2004, AoA filed an action in the United States Court of Federal Claims against the United States Naval Air Systems Command (NAVAIR), seeking approximately $2.2 million in damages for NAVAIR’s alleged improper termination of a contract for the design, test and manufacture of a lightweight armor replacement system for the United States Marine Corps CH-46E rotor helicopter. NAVAIR, in its answer, counterclaimed for approximately $2.1 million in alleged reprocurement and administrative costs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a Special Meeting of Stockholders on December 14, 2005. At that meeting, the stockholders voted on the following matters with the following results:

1. Permitting, for purposes of NASD Marketplace Rule 4350(i)(1)(D)(ii), payments of principal on the Company’s Senior Secured Convertible Notes in stock:
Votes For	Votes Against	Abstentions	Shares Not Voting
19,804,747	3,845,135	270,052	49,912,774

2. Permitting, for purposes of NASD Marketplace Rule 4350(i)(1)(D)(ii), adjustment of the exercise prices of certain of the Company’s outstanding warrants:
Votes For	Votes Against	Abstentions	Shares Not Voting
16,952,408	6,599,686	367,841	49,912,773

3. Ratifying the appointment of Kost, Forer, Gabbay & Kasierer as the Company’s independent accountants for the fiscal year ending December 31, 2005:
Votes For	Votes Against	Abstentions	Shares Not Voting
70,233,322	3,237,427	361,959	0

PART II

ITEM5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market. Our Nasdaq ticker symbol is “ARTX.” The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock on the Nasdaq National Market System:

Year Ended December 31, 2005	High	Low
Fourth Quarter	$0.76	$0.36
Third Quarter	$1.19	$0.70
Second Quarter	$1.46	$1.00
First Quarter	$1.78	$1.26
Year Ended December 31, 2004	High	Low
Fourth Quarter	$2.16	$1.50
Third Quarter	$2.14	$1.18
Second Quarter	$4.34	$1.90
First Quarter	$2.53	$1.65

As of February 28, 2006 we had approximately 324 holders of record of our common stock.

Dividends

We have never paid any cash dividends on our common stock. The Board of Directors presently intends to retain all earnings for use in our business. Any future determination as to payment of dividends will depend upon our financial condition and results of operations and such other factors as the Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial information set forth below with respect to the consolidated statement of operations for each of the five fiscal years in the period ended December 31, 2005, and with respect to the balance sheets at the end of each such fiscal year has been derived from our consolidated financial statements.

The results of operations, including revenue, operating expenses, and financial income, of the consumer battery segment for the years ended December 31, 2003, 2002 and 2001 have been reclassified in the accompanying statements of operations as discontinued operations. Our accompanying consolidated balance sheets at December 31, 2003, 2002 and 2001 give effect to the assets of the consumer battery business as discontinued operations within current assets and liabilities. Thus, the financial information presented herein includes only continuing operations.

The Consolidated Financial Statements at December 31, 2003 and for the year then ended have been restated.

The financial information set forth below is qualified by and should be read in conjunction with the Consolidated Financial Statements contained in Item 8 of this Report and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

	Year Ended December 31,
	2001	2002	2003**	2004	2005
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues	$2,094	$6,407	$17,326	$49,954	$49,045
Research and development expenses and costs of revenues	2,448	5,108	12,141	35,742	35,684
Selling, general and administrative expenses and their impairment and amortization of intangible assets	3,934	5,982	10,255	18,394	34,662
Operating loss	(4,288)	(4,683)	(5,070)	(4,182)	(21,301)
Other income	—	—	—	—	339
Financial income (expenses), net	263	100	4,039	4,229	(2,706)
Loss before minority interest in (loss) earnings of subsidiary and tax expenses	(4,026)	(4,583)	(9,109)	(8,411)	(23,668)
Taxes on income	—	—	(396)	(586)	(237)
Loss from affiliated company	—	—	—	—	(75)
Minority interest in (loss) earnings of subsidiary	—	(355)	157	(45)	57
Loss from continuing operations	(4,026)	(4,938)	(9,348)	(9,042)	(23,923)
Income (loss) from discontinued operations	(13,261)	(13,566)	110	—	(120)
Net loss for the period	(17,287)	(18,504)	(9,238)	(9,042)	(24,043)
Deemed dividend to certain stockholders of common stock	(1,197)	—	(350)	(3,329)	—
Net loss attributable to stockholders of common stock	$(18,483)	$(18,504)	$(9,588)	$(12,371)	$(24,043)
Basic and diluted net loss per share from continuing operations	$(0.21)	$(0.15)	$(0.24)	$(0.13)	$(0.29)
Loss per share for combined operations	$(0.76)	$(0.57)	$(0.25)	$(0.18)	$(0.29)
Weighted average number of common shares used in computing basic and diluted net loss per share (in thousands)	24,200	32,382	38,890	69,933	82,209

	As At December 31,
	2001	2002	2003**	2004	2005
	(dollars in thousands)
Balance Sheet Data:
Cash, cash equivalents, investments in marketable debt securities and restricted collateral deposits	$12,672	$2,091	$14,391	$13,832	$10,864
Receivables and other assets*	11,515	7,895	8,898	25,746	29,166
Property and equipment, net of depreciation	2,221	2,555	2,293	4,601	4,253
Goodwill and other intangible assets, net	—	7,522	7,440	54,113	40,586
Total assets	$26,408	$20,063	$33,022	$98,292	$84,869
Current liabilities*	$3,874	$7,272	$6,710	$26,381	$26,317
Long-term liabilities***	3,126	3,753	4,686	6,438	12,287
Stockholders’ equity	19,408	9,038	21,626	65,473	46,265
Total liabilities and stockholders equity*	$26,408	$20,063	$33,022	$98,292	$84,869

*	Includes assets and liabilities, as applicable, from discontinued operations.
**	Restated.
***	Includes minority interest.

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve inherent risks and uncertainties. When used in this discussion, the words “believes,” “anticipated,” “expects,” “estimates” and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those set forth elsewhere in this report. Please see “Risk Factors,” below, and in our other filings with the Securities and Exchange Commission.

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

General

We are a defense and security products and services company, engaged in three business areas: interactive simulation for military, law enforcement and commercial markets; batteries and charging systems for the military; and high-level armoring for military, paramilitary and commercial vehicles. We operate in three business units:

➢
we develop, manufacture and market advanced high-tech multimedia and interactive digital solutions for use-of-force and driving training of military, law enforcement, security and other personnel (our Simulation and Training Division);

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

During 2004, we acquired three new businesses: FAAC Corporation, located in Ann Arbor, Michigan, which provides simulators, systems engineering and software products to the United States military, government and private industry (which we have placed in our Simulation and Training Division); Epsilor Electronic Industries, Ltd., located in Dimona, Israel, which develops and sells rechargeable and primary lithium batteries and smart chargers to the military and to private industry in the Middle East, Europe and Asia (which we have placed in our Battery and Power Systems Division); and Armour of America, Incorporated, located in Los Angeles, California, which manufacturers aviation armor both for helicopters and for fixed wing aircraft, marine armor, personnel armor, armoring kits for military vehicles, fragmentation blankets and a unique ballistic/flotation vest (ArmourFloat) that is U.S. Coast Guard-certified, which we have placed in our Armor Division. Our financial results for 2004 do not include the activities of FAAC, Epsilor or AoA for the full year and therefore are not directly comparable to our financial results for 2005.

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

Inventories

Our policy for valuation of inventory and commitments to purchase inventory, including the determination of obsolete or excess inventory, requires us to perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, valuation of existing inventory, as well as product lifecycle and product development plans. The estimates of future demand that we use in the valuation of inventory are the basis for our revenue forecast, which is also used for our short-term manufacturing plans. Inventory reserves are also provided to cover risks arising from slow-moving items. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. We may be required to record additional inventory write-down if actual market conditions are less favorable than those projected by our management. For fiscal 2005, no significant changes were made to the underlying assumptions related to estimates of inventory valuation or the methodology applied.

Goodwill

Under Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests based on estimated fair value in accordance with SFAS 142.

During 2005, we performed an impairment test of goodwill, based on management’s projections and using expected future discounted operating cash flows, as a response to several factors, including without limitation the reduced sales in AoA (a component of our Armor Division), the fact that AoA failed to meet its projections, the decision of the General Manager of AoA and his new supervisor to leave the employ of AoA and us, respectively, and general uncertainty about the market for AoA’s products in general and AoA’s business in particular - specifically, the delay or loss of several potential orders, decisions by customers to utilize methods of armor not produced by AoA (hard armor instead of soft armor), and the change in U.S. military priorities from acquiring new armor to funding the ground forces in Iraq and Afghanistan. Furthermore, following Hurricane Katrina, the appropriation of substantial funds earmarked for defense was delayed to provide funds for hurricane relief. As of December 31, 2005, as a result of this impairment test, we identified in AoA an impairment of goodwill in the amount of $11,757,812.

In connection with our acquisition of AoA, we have a contingent earnout obligation in an amount equal to the revenues realized by us from certain specific programs that were identified by us and the former shareholder of AoA as appropriate targets for revenue increases. The earnout provides that if AoA receives certain types of orders from certain specific customers prior to December 31, 2006 (“Additional Orders”), then upon shipment of goods in connection with such Additional Orders, the former shareholder of AoA will be paid an earnout based on revenues, up to a maximum of an additional $6 million. To date, we have accrued a liability of $1,204,150 in respect of such earnout obligation.

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

The determination of the value of such intangible assets requires us to make assumptions regarding future business conditions and operating results in order to estimate future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we could be required to record additional impairment charges. As of December 31, 2004, we identified an impairment of the technology previously purchased from Bristlecone and, as a result, we recorded an impairment loss in the amount of $320,279. As of December 31, 2005, we identified an impairment of backlog, trademarks and a covenant not to compete previously identified with respect to the AoA acquisition and, as a result, we recorded an impairment loss in the amount of $498,944.

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

Executive Summary

Divisions and Subsidiaries

We operate primarily as a holding company, through our various subsidiaries, which we have organized into three divisions. Our divisions and subsidiaries (all 100% owned, unless otherwise noted) are as follows:

➢	Our Simulation and Training Division, consisting of:

•	FAAC Incorporated, located in Ann Arbor, Michigan, which provides simulators, systems engineering and software products to the United States military, government and private industry (“FAAC”); and

•	IES Interactive Training, Inc., located in Littleton, Colorado, which provides specialized “use of force” training for police, security personnel and the military (“IES”).

➢	Our Armor Division, consisting of:

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

We are in the process of relocating the operations of IES to Ann Arbor, Michigan (adjacent to FAAC), and the operations of AoA to Auburn, Alabama (adjacent to MDT Armor).

Overview of Results of Operations

We incurred significant operating losses for the years ended December 31, 2005, 2004 and 2003. While we expect to continue to derive revenues from the sale of products that we manufacture and the services that we provide, there can be no assurance that we will be able to achieve or maintain profitability on a consistent basis.

During 2003 and 2004, we substantially increased our revenues and reduced our net loss, from $18.5 million in 2002 to $9.2 million in 2003 to $9.0 million in 2004. This was achieved through a combination of cost-cutting measures and increased revenues, particularly from the sale of Zinc-Air batteries to the military and from sales of products manufactured by the subsidiaries we acquired in 2002 and 2004. However, in 2005 our net loss increased to $23.9 million on revenues of $49.0 million. About half of this loss was the result of impairments during 2005 of goodwill and other intangible assets in connection with our AoA subsidiary; the remainder of the increase in net loss was attributable to the factors cited below.

A portion of our operating loss during 2005 and 2004 arose as a result of non-cash charges. In addition to the charges in respect of write-offs of goodwill and other intangible assets described under “Critical Accounting Policies - Goodwill,” above, these charges were primarily related to our acquisitions, financings and issuances of restricted shares and options to employees. Because we anticipate continuing certain of these activities during 2006, we expect to continue to incur such non-cash charges in the future.

Acquisitions

In acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill, Amortization of intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of intangible assets in the amount of a fraction (based on the useful life of the intangible assets) of the amount recorded as intangible assets. Such amortization charges will continue during 2006. We are required to review intangible assets for impairment whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that intangible asset has been impaired, we must record the impairment charge in our statement of operations.

In the case of goodwill, the assets recorded as goodwill are not amortized; instead, we are required to perform an annual impairment review. If we determine, through the impairment review process, that goodwill has been impaired, we must record the impairment charge in our statement of operations.

As a result of the application of the above accounting rule, we incurred non-cash charges for amortization of intangible assets in the amount of $3.1 million during 2005. In addition, we incurred non-cash charges for impairment of goodwill and other intangible assets in the amount of $12.3 million during 2005, primarily in respect of AoA. See “Critical Accounting Policies - Other Intangible Assets,” above.

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

As a result of the application of the above accounting rule, we incurred non-cash charges related to amortization of debt discount attributable to beneficial conversion feature in the amount of $1.7 million during 2005.

Issuances of Restricted Shares, Options and Warrants

During 2004 and 2005, we issued restricted shares to certain of our employees. These shares were issued as stock bonuses, and are restricted for a period of two years from the date of issuance. Relevant accounting rules provide that the aggregate amount of the difference between the purchase price of the restricted shares (in this case, generally zero) and the market price of the shares on the date of grant is taken as a general and administrative expense, amortized over the life of the period of the restriction.

As a result of the application of the above accounting rules, we incurred non-cash charges related to stock-based compensation in the amount of $521,000 during 2005.

As a result of options granted to employees, we incurred non-cash charges related to stock-based compensation in the amount of $154,000 during 2005.

As a result of shares granted to consultants and shares granted as a donation, we incurred non-cash charges related to stock-based compensation in the amount of $538,000 during 2005.

As part of our Securities Purchase Agreement dated September 29, 2005 (see Note 12.d. of the Notes to Consolidated Financial Statements), we issued warrants to purchase up to 5,250,000 shares of common stock. Because the terms of the warrants referred to above provided that upon exercise of a warrant we could issue only stock that had been registered with the SEC (which occurred in December 2005) and was therefore freely tradable, in accordance with Emerging Issues Task Force No 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the fair value of the warrants was recorded as a liability at the closing date. Such fair value was remeasured at each subsequent cut-off date. The fair value of these warrants was remeasured as at December 31, 2005 using the Black-Scholes pricing model assuming a risk free interest rate of 3.87%, a volatility factor of 64%, dividend yields of 0% and a contractual life of approximately one year. The change in the fair value of the warrants between the date of the grant and December 31, 2005 in the amount of $377,803 has been recorded as finance income.

Overview of Financial Condition and Operating Performance

We shut down our money-losing consumer battery operations and began acquiring new businesses in the defense and security field in 2002. Thereafter, we concentrated on eliminating our operating deficit and moving Arotech to positive EBITDA, a goal we achieved for the first time in our history in the second half of 2004, in part through the acquisition of businesses with strong revenues and profitable operations; however, we did not achieve such results in 2005.

In our Simulation and Training Division, revenues grew from approximately $21.5 million in 2004 to $26.8 million in 2005. We attribute this to the receipt by our FAAC subsidiary of a number of substantial orders from, for example, the United States Army. As of December 31, 2005, our funded backlog for our Simulation and Training Division totaled $9.4 million.

Our Armor Division had disappointing revenues during 2005, with revenues falling from approximately $18.0 million in 2004 to $12.3 million in 2005 (on a pro forma basis, assuming we had owned all components of our Armor Division since January 1, 2004, revenues would have fallen from approximately $29.2 million in 2004 to $12.3 million in 2005). We attribute this to the unsatisfactory results of our MDT Armor subsidiary. As of December 31, 2005, our backlog for our Armor Division totaled $9.4 million.

In our Battery and Power Systems Division, revenues fell from approximately $10.5 million in 2004 to $9.9 million in 2005. We attribute this to reduced equipment purchases by one of the customers of our Epsilor subsidiary. As of December 31, 2005, our backlog for our Battery and Power Systems Division totaled $4.5 million.

Results of Operations

Preliminary Note

Summary

Results of operations for the years ended December 31, 2005 and 2004 include the results of AoA for the period following our acquisition of AoA in August of 2004. AoA’s results are therefore reflected in all of 2005 but only part of 2004. Accordingly, the following year-to-year comparisons should not necessarily be relied upon as indications of future performance.

Following is a table summarizing our results of operations for the years ended December 31, 2005 and 2004, after which we present a narrative discussion and analysis:

	Year Ended December 31,
	2005	2004
Revenues:
Simulation and Training Division	$26,805,772	$21,464,406
Armor Division	12,322,678	17,988,687
Battery and Power Systems Division	9,916,145	10,500,753
	$49,044,595	$49,953,846
Cost of revenues:
Simulation and Training Division	$15,835,735	$11,739,690
Armor Division	11,206,442	15,449,084
Battery and Power Systems Division	7,341,559	6,822,320
	$34,383,736	$34,011,094
Research and development expenses:
Simulation and Training Division	$209,554	$395,636
Armor Division	139,514	17,065
Battery and Power Systems Division	951,361	1,318,678
	$1,300,429	$1,731,379
Sales and marketing expenses:
Simulation and Training Division	$2,704,880	$3,185,001
Armor Division	834,090	565,981
Battery and Power Systems Division	853,378	1,171,235
All Other	79,242	—
	$4,471,590	$4,922,217
General and administrative expenses:
Simulation and Training Division	$3,849,881	$2,852,969
Armor Division	2,181,355	1,323,982
Battery and Power Systems Division	974,704	965,058
All Other	7,856,495	5,514,857
	$14,862,435	$10,656,866
Other income:
Simulation and Training Division	$338,900	$—
Armor Division	—	—
Battery and Power Systems Division	—	—
All Other	—	—
	$338,900	$—
Financial expense (income):
Simulation and Training Division	$22,294	$27,842
Armor Division	(2,463)	13,503
Battery and Power Systems Division	122,236	54,511
All Other	2,563,622	4,133,109
	$2,705,689	$4,228,965
Tax expenses:
Simulation and Training Division	$63,976	$77,811
Armor Division	94,671	134,949
Battery and Power Systems Division	32,846	320,878
All Other	46,179	52,471
	$237,672	$586,109

	Year Ended December 31,
	2005	2004
Amortization of intangible assets:
Simulation and Training Division	$1,213,261	$1,323,403
Armor Division	1,348,248	661,914
Battery and Power Systems Division	509,239	509,239
	$3,070,748	$2,494,556
Impairment of goodwill and other intangible assets:
Simulation and Training Division	$—	$320,279
Armor Division	12,256,756	—
Battery and Power Systems Division	—	—
	$12,256,756	$320,279
Loss from affiliated company:
Simulation and Training Division	$(75,000)	$—
Armor Division	—	—
Battery and Power Systems Division	—	—
	$(75,000)	$—
Minority interest in loss (profit) of subsidiaries:
Simulation and Training Division	$—	$—
Armor Division	57,149	(44,694)
Battery and Power Systems Division	—	—
	$57,149	$(44,694)
Income (loss) from continuing operations:
Simulation and Training Division	$3,170,091	$1,541,775
Armor Division	(15,678,786)	(222,485)
Battery and Power Systems Division	(869,178)	(661,166)
All Other	(10,545,538)	(9,700,437)
	$(23,923,411)	$(9,042,313)
Loss from discontinued operations:
Simulation and Training Division	$—	$—
Armor Division	—	—
Battery and Power Systems Division	(120,000)	—
	$(120,000)	$—
Net income (loss):
Simulation and Training Division	$3,170,091	$1,541,775
Armor Division	(15,678,786)	(222,485)
Battery and Power Systems Division	(989,178)	(661,166)
All Other	(10,545,538)	(9,700,437)
	$(24,043,411)	$(9,042,313)

Fiscal Year 2005 compared to Fiscal Year 2004

Revenues. During 2005, we recognized revenues as follows:

➢	IES and FAAC recognized revenues from the sale of interactive use-of-force and driver operator training systems and from the provision of maintenance services in connection with such systems;

➢	MDT, MDT Armor and AoA recognized revenues from payments under vehicle armoring contracts, for service and repair of armored vehicles, and on sale of armoring products;

➢	EFB and Epsilor recognized revenues from the sale of batteries, chargers and adapters to the military, and under certain development contracts with the U.S. Army; and

➢
EFL recognized revenues from the sale of lifejacket lights and from subcontracting fees received in connection with Phase IV of the United States Department of Transportation (DOT) electric bus program.

Revenues for the year ended December 31, 2005 totaled $49.0 million, compared to $50.0 million for 2004, a decrease of $949,000, or 2%. This decrease was primarily attributable to the decreased revenues of our Armor Division, specifically decreased revenues of MDT Armor ($5.1 million during 2005 compared to $13.4 million in 2004).

These decreased revenues were offset to some extent by increased revenues from our Simulation and Training Division ($26.8 million in 2005 compared to $21.5 million in 2004), due primarily to the increased revenues of FAAC.

In 2005, revenues were as follows:

➢
$26.8 million for the Simulation and Training Division, compared to $21.5 million in 2004, an increase of $5.3 million, or 25%, due primarily to the increased revenues of FAAC (approximately $4.5 million).

➢
$12.3 million for the Armor Division, compared to $18.0 million in 2004, a decrease of $5.7 million, or 32%, due primarily to the decreased revenues from MDT Armor (approximately $8.3 million) as a result of a slowdown in armoring orders related to the Iraq War. This decrease was partially offset by higher revenues recorded by us in 2005 from AoA in comparison to 2004, due to the fact that AoA’s revenues were included for all of 2005 but only for the last five months of 2004. On a pro forma basis, AoA’s revenues decreased in 2005 versus 2004, due to decisions by customers to utilize methods of armor not produced by AoA (hard armor instead of soft armor), the change in U.S. military priorities from acquiring new armor to funding the ground forces in Iraq and Afghanistan, and, following Hurricane Katrina, the fact that substantial funds earmarked for defense were delayed to provide funds for hurricane relief.

➢
$9.9 million for the Battery and Power Systems Division, compared to $10.5 million in 2004, a decrease of $585,000, or 6%, due primarily to decreased sales of lithium batteries and chargers by our Epsilor subsidiary as a result of reduced equipment purchases by one of its customers, offset to some extent by increased revenues from our Zinc-Air military batteries.

Cost of revenues and gross profit. Cost of revenues totaled $34.4 million during 2005, compared to $34.0 million in 2004, an increase of $373,000, or 1%, due primarily to increased cost of goods sold related to the write off of inventory in the Armor Division in the amount of $1.1 million in 2005.

Direct expenses for our three divisions during 2005 were $22.0 million for the Simulation and Training Division, compared to $17.9 million in 2004, an increase of $4.1 million, or 23%, due primarily to the addition of expenses associated with increased sales of driver training systems through FAAC (approximately $4.5 million), offset to some extent by decreased expenses associated with the sales of use-of-force training systems; $14.0 million for the Armor Division, compared to $16.4 million in 2004, a decrease of $2.5 million, or 15%, due primarily to decreased revenues of MDT Armor ($5.1 million during 2005 compared to $13.4 million in 2004), offset to some extent by increased expenses associated with AoA, including inventory write-off; and $9.8 million for the Battery and Power Systems Division, compared to $10.0 million in 2004, a decrease of $217,000, or 2%, due primarily to decreased revenues from Epsilor.

Gross profit was $14.7 million during 2005, compared to $15.9 million during 2004, a decrease of $1.3 million, or 8%. This decrease was the direct result of all factors presented above, most notably the decrease in revenues and margins from MDT Armor and Epsilor and the inventory write-off in the amount of $1.1 million in our Armor Division, offset to some extent by an increase in gross profit from our Simulation and Training Division.

Research and development expenses. Research and development expenses for 2005 were $1.3 million, compared to $1.7 million in 2004, a decrease of $431,000, or 25%. This decrease was primarily attributable to allocating research and development expenses to the cost of revenues due to research and development contracts in the Battery and Power Systems Division and due to higher capitalization of software in the amount of $286,000 in 2005 compared to 2004.

Sales and marketing expenses. Sales and marketing expenses for 2005 were $4.5 million, compared to $4.9 million in 2004, a decrease of $451,000, or 9%. This decrease was primarily attributable to the decrease in sales commissions in the Battery and Power Systems Division.

General and administrative expenses. General and administrative expenses for 2005 were $14.9 million, compared to $10.7 million in 2004, an increase of $4.2 million, or 39%. This increase was primarily attributable to the following factors:

➢	The inclusion of the general and administrative expenses of AoA in our results for all of 2005 but only five months of 2004 ($836,000);

➢	Increases in general and administrative expenses in our FAAC subsidiary due to legal expenses, employee relocation, accounting, incentive pay accruals, and similar expenses ($809,000);

➢	Increase in other corporate general and administrative expenses such as auditing, legal and travel expenses ($800,000); and

➢	Increase in costs related to abandoned acquisition activities ($1.1 million).

Financial expenses, net. Financial expense, net of interest income and exchange differentials, totaled approximately $2.7 million in 2005, compared to $4.2 million in 2004, a decrease of $1.5 million, or 36%. This decrease was due primarily to the decreased amortization of compensation related to warrants issued to the holders of convertible debentures and related beneficial conversion feature.

Income taxes. We and certain of our subsidiaries incurred net operating losses during 2005 and, accordingly, we were not required to make any provision for income taxes. With respect to some of our subsidiaries that operated at a net profit during 2005, we were able to offset federal taxes against our net operating loss carry forwards. We recorded a total of $238,000 in tax expenses in 2005, with respect to certain of our subsidiaries that operated at a net profit during 2005 and we are not able to offset their taxes against our net operating loss carry forwards and with respect to state taxes. We recorded a total of $586,000 in tax expenses in 2004, with respect to certain of our subsidiaries that operated at a net profit during 2004 and we were not able to offset their taxes against our net operating loss carry forwards and with respect to state taxes.

Amortization of intangible assets. Amortization of intangible assets totaled $3.1 million in 2005, compared to $2.5 million in 2004, an increase of $576,000, or 23%, due primarily to amortization of intangible assets related to our AoA subsidiary that we acquired in August 2004.

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

During 2005, we performed an impairment test of goodwill, based on management’s projections and using expected future discounted operating cash flows, as a response to several factors, including without limitation the reduced sales in AoA (a component of our Armor Division), the fact that AoA failed to meet its projections, the decision of the General Manager of AoA and his new supervisor to leave the employ of AoA us, respectively, and general uncertainty about the market for AoA’s products in general and AoA’s business in particular - specifically, the delay or loss of several potential orders, decisions by customers to utilize methods of armor not produced by AoA (hard armor instead of soft armor), and the change in U.S. military priorities from acquiring new armor to funding the ground forces in Iraq and Afghanistan. Furthermore, following Hurricane Katrina, substantial funds earmarked for defense were delayed to provide funds for hurricane relief. As of December 31, 2005, as a result of this impairment test, we identified in AoA an impairment of goodwill in the amount of $11.8 million.

Our and our subsidiaries’ long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with current accounting standards whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2004, we identified an impairment of the technology previously purchased from Bristlecone and, as a result, we recorded an impairment loss in the amount of $320,000. As of December 31, 2005, we identified an impairment of backlog, trademarks and a covenant not to compete previously identified with respect to the AoA acquisition and, as a result, we recorded an impairment loss in the amount of $499,000.

Loss from continuing operations. Due to the factors cited above, we reported a loss from continuing operations of $23.9 million in 2005, compared to $9.0 million in 2004, an increase of $14.9 million, or 165%.

Loss from discontinued operations. Net loss from discontinued operations for 2005 was $120,000 compared to $0 in 2004. This is because during the second quarter of 2005 we took an accrual of $200,000 for a litigation contingency related to the discontinued operations; in March 2006, this litigation was settled for $120,000.

Net loss before deemed dividend of common stock to certain stockholders. Due to the factors cited above, we reported a net loss of $24.0 million in 2005, compared to a net loss of $9.0 million in 2004, an increase of $15.0 million, or 166%.

Net loss after deemed dividend of common stock to certain stockholders. In 2004 we had a deemed dividend of $3.3 million (see Notes 13.f.3. and 13.f.4. to the financial statements) that we did not have in 2005. Accordingly, net loss after deemed dividend of common stock to certain stockholders was $24.0 million in 2005, compared to $12.4 million in 2004, an increase of $11.7 million, or 94%.

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

In 2004, revenues were $21.5 million for the Simulation and Training Division (compared to $8.0 million in 2003, an increase of $13.4 million, or 168%, due primarily to the added revenues from sales of driver training systems since we acquired FAAC (approximately $16.5 million), offset to some extent by decreased revenues from use-of-force training systems); $18.0 million for the Armor Division (compared to $3.4 million in 2003, an increase of $14.6 million, or 424%, due primarily to increased revenues from vehicle armoring and to the added revenues from aircraft armoring since we acquired AoA); and $10.5 million for the Battery and Power Systems Division (compared to $5.9 million in 2003, an increase of $4.6 million, or 79%, due primarily to the added revenues from sales of lithium batteries and chargers since we acquired Epsilor (approximately $5.3 million), offset to some extent by decreased revenues from our Zinc-Air military batteries).

Cost of revenues and gross profit. Cost of revenues totaled $34.0 million during 2004, compared to $11.1 million in 2003, an increase of $22.9 million, or 207%, due to increased cost of goods sold, particularly in the Armor Division (partly as a result of our beginning to sell pre-armored vehicles in 2004, which requires us to purchase vehicles for pre-armoring) and in the Simulation and Training Division, as well as the inclusion of the cost of goods of FAAC, Epsilor and AoA in our results for 2004 but not 2003.

Direct expenses for our three divisions during 2004 were $17.9 million for the Simulation and Training Division (compared to $7.3 million in 2003, an increase of $10.6 million, or 145%, due primarily to the addition of expenses associated with sales of driver training systems through FAAC (approximately $12.0 million), offset to some extent by decreased expenses associated with the sales of use-of-force training systems); $16.4 million for the Armor Division (compared to $3.6 million in 2003, an increase of $12.9 million, or 359%, due primarily to increased expenses associated with sales of vehicle armoring (a $12.1 million increase in 2004, including the expenses of purchasing vehicles for pre-armoring in 2004, which was not present in 2003), and to the addition beginning in August 2004 of expenses associated with sales of aircraft armoring through our new subsidiary AoA); and $10.0 million for the Battery and Power Systems Division (compared to $5.9 million in 2003, an increase of $4.0 million, or 68%, due primarily to the addition of expenses associated with sales of lithium batteries and chargers through our new Epsilor subsidiary ($4.2 million), offset to some extent by decreased expenses associated with the sales of Zinc-Air military batteries).

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

➢
Increases in other general and administrative expenses, such as employee salaries and bonuses, travel expenses, audit fees, director fees, legal fees, and expenses related to due diligence performed in connection with certain potential acquisitions, which were not present in 2003.

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

Amortization of intangible assets and impairment. Amortization of intangible assets totaled $2.8 million in 2004, compared to $865,000 in 2003, an increase of $1.9 million, or 225%, resulting from the inclusion of the amortization of the intangible assets of FAAC, Epsilor and AoA in our results in 2004 and impairment in the amount of $320,000 of technology previously purchased by IES from Bristlecone Technologies.

Net loss before deemed dividend of common stock to certain stockholders. Due to the factors cited above, we reported a net loss of $9.0 million in 2004, compared to a net loss of $9.2 million in 2003, a decrease of $195,000, or 2%.

Net loss after deemed dividend of common stock to certain stockholders was $12.4 million due to a deemed dividend of $3.3 million (see Notes 13.f.3. and 13.f.4. to the financial statements) compared to $9.6 million in 2003, an increase of 2.8 million, or 29%.

Liquidity and Capital Resources

As of December 31, 2005, we had $6.2 million in cash, $3.9 million in restricted collateral securities and restricted held-to-maturity securities due within one year, $779,000 in long-term restricted deposits, and $36,000 in available-for-sale marketable securities, as compared to at December 31, 2004, when we had $6.7 million in cash, $7.0 million in restricted collateral securities and restricted held-to-maturity securities due within one year, $4.0 million in long-term restricted deposits, and $136,000 in available-for-sale marketable securities.

We used available funds in 2005 primarily for sales and marketing, continued research and development expenditures, expenses in connection with acquisitions and proposed acquisitions, and other working capital needs. We increased our investment in fixed assets by $1.2 million during the year ended December 31, 2005, primarily in the Battery and Power Systems Division and in the Simulation and Training Division. Our net fixed assets amounted to $4.3 million as at year end.

Net cash used in operating activities for 2005 and 2004 was $11.8 million and $852,000, respectively, an increase of $10.2 million. This increase was primarily the result of increased loss in 2005 and an increase in trade receivables and decrease in trade payables and other account payables.

Net cash used in investing activities for 2005 and 2004 was $11.8 million and $50.5 million, respectively, a decrease of $38.7 million. This decrease was primarily the result of our investment in the acquisition of FAAC, Epsilor and AoA in 2004.

Net cash provided by financing activities for 2005 and 2004 was $22.2 million and $44.4 million, respectively, a decrease of $22.1 million. This decrease was primarily the result of lower amounts of funds raised through sales of our securities in 2005 compared to 2004.

During 2005, certain of our employees exercised options under our registered employee stock option plan. The proceeds to us from the exercised options were approximately $17,000.

We have approximately $8.8 million in long-term debt outstanding (not including accrued severance pay). All of this debt was convertible debt; the unamortized financial expenses related to the beneficial conversion feature of this convertible debt amounted to approximately $160,000 at year end. We also have approximately $15.5 million in short-term debt (not including trade payables and other accounts payable), of which $604,000 relates to the earn-out provision in connection with our acquisition of FAAC and $12.8 million relates to short-term convertible debt.

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

Based on our internal forecasts, we believe that our present cash position, anticipated cash flows from operations, lines of credit and anticipated additions to paid-in capital should be sufficient to satisfy our current estimated cash requirements through the next twelve months. This belief is based on certain earnout and other assumptions that our management and our subsidiaries managers believe to be reasonable, some of which are subject to the risk factors detailed under “Item 1A. Risk Factors,” above, including without limitation (i) that we will be able to refinance, restructure or convert to equity our $12.8 million in convertible debt (debentures and notes) that is due in 2006 (which does not include $2.0 million short-term bank credit), (ii) that our dispute with the former shareholders of FAAC will ultimately be decided substantially in our favor, (iii) that the severance and retirement benefits that we owe to certain of our senior executives will not have to be paid ahead of their anticipated schedule, and (iv) that no other earnout payments to the former shareholder of AoA will be required in excess of the funds being held by him in escrow to secure such earnout obligations. In this connection, we note that we can require the holder of our notes to convert a portion of their notes into shares of our common stock at the time principal payments are due only if such shares are registered for resale and certain other conditions are met. Based on the current price of our stock, we do not have a sufficient number of shares of our stock registered for resale in order to continue requiring the holders to convert a portion of their notes past a portion of the payment due May 31, 2006. We would accordingly have to file a registration statement with the SEC to register for resale more shares of our common stock in order to continue requiring conversion of our notes upon principal payment becoming due. Any delay in the registration process, including through routine SEC review of our registration statement or other filings with the SEC, could result in our having to pay scheduled principal repayments on our notes in cash, which would negatively impact our cash position and, if we do not have sufficient cash to make such payments in cash, could cause us to default on our notes. We also note that from time to time our working capital needs are partially dependent on our subsidiaries’ lines of credit. In the event that we are unable to continue to make use of our subsidiaries’ lines of credit for working capital on economically feasible terms, our business, operating results and financial condition could be adversely affected.

Effective Corporate Tax Rate

We and certain of our subsidiaries incurred net operating losses during the years ended December 31, 2005, 2004 and 2003, and accordingly no provision for income taxes was required. With respect to some of our U.S. subsidiaries that operated at a net profit during 2005, we were able to offset federal taxes against our net operating loss carryforward, which amounted to $26.0 million as of December 31, 2005. These subsidiaries are, however, subject to state taxes that cannot be offset against our net operating loss carryforward. With respect to certain of our Israeli subsidiaries that operated at a net profit during 2005, we were unable to offset their taxes against our net operating loss carryforward, and we are therefore exposed to Israeli taxes, at a rate of up to 34% in 2005 (less, in the case of companies that have “approved enterprise” status as discussed in Note 14 to the Notes to Financial Statements).

As of December 31, 2005, we had a U.S. net operating loss carryforward of approximately $26.0 million that is available to offset future taxable income under certain circumstances, expiring primarily from 2009 through 2025, and foreign net operating and capital loss carryforwards of approximately $82.0 million, which are available indefinitely to offset future taxable income under certain circumstances.

Contractual Obligations

The following table lists our contractual obligations and commitments as of December 31, 2005, not including trade payables and other accounts payable:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt*	$8,750,000	$—	$8,750,000	$—	$—
Short-term debt**	$15,474,448	$15,474,448	$—	$—	$—
Operating lease obligations***	$1,926,383	$826,367	$1,003,176	$96,840	$—
Severance obligations***	$1,732,955	$137,685	$1,595,269	$—	$—

*	Includes convertible debentures in the gross amount of $8,750,000. Unamortized financial expenses related to the beneficial conversion feature of these convertible debentures amounted to $160,000 at year end.
**
Includes sums owed in respect of an earn-out provision related to our acquisition of FAAC, in the amount of $604,000. Also includes $12.8 million short-term convertible note and $2.0 million in short-term bank debt

***	Includes operating lease obligations related to rent.
****
Includes obligations related to special severance pay arrangements in addition to the severance amounts due to certain employees pursuant to Israeli severance pay law (the amount shown in the table above with payment due during the next 1-3 years might not be paid in the period stated in the event the employment agreements to which such severance obligations relate are extended).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements
Page
Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms	F-1
Consolidated Balance Sheets	F-8
Consolidated Statements of Operations	F-10
Statements of Changes in Shareholders’ Equity	F-11
Consolidated Statements of Cash Flows	F-14
Notes to Consolidated Financial Statements	F-17
Supplementary Financial Data
Quarterly Financial Data (unaudited) for the two years ended December 31, 2005	F-63
Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts	F-64

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our periodic reports that we file with the SEC. These disclosure controls and procedures are intended to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objectives of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.

Our management has not yet completed its assessment of the effectiveness of our internal control over financial reporting. However, based on their evaluation as of December 31, 2005 and the material weakness described below, our principal executive officer and principal financial officer were able to conclude that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In light of the material weakness described below, our management performed additional analyses and other procedures to determine that our 2005 consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management, including our principal executive and financial officers, is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management has not yet completed its assessment of our internal control over financial reporting as of December 31, 2005, which it has been conducting pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and using the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control - Integrated Framework.

However, based on their evaluation procedures performed to date, management has identified a material weakness in our internal control over financial reporting at December 31, 2005. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We have identified the following material weakness as of December 31, 2005, related to our FAAC subsidiary:

➢
Revenue recognition. We did not maintain effective controls over the monitoring, review and approval of revenue recognition calculations at FAAC. Specifically, these calculations were not being reviewed by appropriate accounting personnel to determine that revenue is recognized in accordance with company policy and generally accepted accounting principles. This material weakness affects the revenue and unbilled receivables accounts.

Because of this material weakness and any other material weaknesses management might identify upon completing its assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2005.

Because we have not yet completed our assessment of the effectiveness of our internal control over financial reporting, our independent registered public accounting firm has disclaimed an opinion on management’s assessment and disclaimed an opinion on the effectiveness of our internal control over financial reporting, as stated in their report which is included herein.

We note in this connection that our Independent Registered Public Accounting Firm audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), our consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005, and their report dated March 30, 2005 expressed an unqualified opinion with respect thereto.

Plans to Remediate the Material Weakness

In response to the material weakness described above, we have undertaken the following initiatives with respect to our internal controls and procedures that we believe are reasonably likely to improve and materially affect our internal control over financial reporting. We anticipate that remediation will be continuing throughout fiscal 2006, during which we expect to continue pursuing appropriate corrective actions at FAAC, including the following:

➢	Revenue recognition. We will institute procedures at FAAC to determine that revenue recognition calculations are reviewed by an appropriate accounting person.

Our management and Audit Committee will monitor closely the implementation of our remediation plan. The effectiveness of the steps we intend to implement is subject to continued management review, as well as Audit Committee oversight, and we may make additional changes to our internal control over financial reporting.

We cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting. We currently are unable to determine when the above-mentioned material weakness will be fully remediated. However, because remediation will not be completed until we have strengthened pertinent controls, we presently anticipate that we will report in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2006 that material weakness continues to exist.

Changes in Internal Controls Over Financial Reporting

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers, Directors and Significant Employees

Executive Officers and Directors

Our executive officers and directors and their ages as of February 28, 2006 were as follows:

Name	Age	Position
Robert S. Ehrlich	67	Chairman of the Board and Chief Executive Officer
Steven Esses	42	President, Chief Operating Officer and Director
Thomas J. Paup	57	Vice President - Finance and Chief Financial Officer
Dr. Jay M. Eastman	57	Director
Jack E. Rosenfeld	67	Director
Lawrence M. Miller	59	Director
Edward J. Borey	55	Director
Seymour Jones	74	Director

Our by-laws provide for a board of directors of one or more directors. There are currently seven directors. Under the terms of our certificate of incorporation, the board of directors is composed of three classes of similar size, each elected in a different year, so that only one-third of the board of directors is elected in any single year. Dr. Eastman and Mr. Esses are designated Class I directors and have been elected for a term expiring in 2006 and until their successors are elected and qualified; Messrs. Rosenfeld, Miller and Jones are designated Class II directors elected for a term expiring in 2008 and until their successors are elected and qualified; and Messrs. Ehrlich and Borey are designated Class III directors elected for a term that expires in 2007 and until their successors are elected and qualified. A majority of the Board is “independent” under relevant SEC and Nasdaq regulations.

Robert S. Ehrlich has been our Chairman of the Board since January 1993 and our President and Chief Executive Officer since October 2002. In December 2006 Mr. Ehrlich ceased to hold the title of President. From May 1991 until January 1993, Mr. Ehrlich was our Vice Chairman of the Board, and from May 1991 until October 2002 he was our Chief Financial Officer. Mr. Ehrlich was a director of Eldat, Ltd., an Israeli manufacturer of electronic shelf labels, from June 1999 to July 2003. From 1987 to June 2003, Mr. Ehrlich served as a director of PSC Inc. (“PSCX”), a manufacturer and marketer of laser diode bar code scanners, and, between April 1997 and June 2003, Mr. Ehrlich was the chairman of the board of PSCX. PSCX filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in November 2002. Mr. Ehrlich received a B.S. and J.D. from Columbia University in New York, New York.

Steven Esses has been a director since July 2002, our Executive Vice President since January 2003, our Chief Operating Officer since February 2003 and our President since December 2005. From 2000 until 2002, Mr. Esses was a principal with Stillwater Capital Partners, Inc., a New York-based investment research and advisory company (hedge fund) specializing in alternative investment strategies. During this time, Mr. Esses also acted as an independent consultant to new and existing businesses in the areas of finance and business development. From 1995 to 2000, Mr. Esses founded Dunkin’ Donuts in Israel and held the position of Managing Director and CEO. Prior thereto, he was Director of Retail Jewelry Franchises with Hamilton Jewelry, and before that he served as Executive Director of Operations for the Conway Organization, a major off-price retailer with 17 locations.

Thomas J. Paup has been our Vice President - Finance since December 2005 and our Chief Financial Officer since February 2006. Mr. Paup is currently also a Finance Lecturer at Eastern Michigan University. Mr. Paup was an Affiliated Partner with McMillan|Doolittle LLP from March 2002 until accepting this position with the Company, and prior thereto, he was an Executive in Residence and Finance Instructor at DePaul University’s Kellstadt Graduate School of Business. Prior to his teaching experience, Mr. Paup spent over 25 years in the retail industry. Most recently, between 1997 and 2000, Mr. Paup was the Executive Vice President and Chief Financial Officer and member of the Board of Directors of Montgomery Ward and Company. Mr. Paup brings a broad background of strategic and operational management experiences from the department store industry, where he served as CFO of Lord & Taylor and Kaufmann’s and Controller of Bloomingdale’s and Robinson-May. Mr. Paup holds an MBA in Finance and a BBS from Eastern Michigan University.

Dr. Jay M. Eastman has been one of our directors since October 1993. Since November 1991, Dr. Eastman has served as President and Chief Executive Officer of Lucid, Inc., which is developing laser technology applications for medical diagnosis and treatment. Dr. Eastman served as Senior Vice President of Strategic Planning of PSCX from December 1995 through October 1997. Dr. Eastman is also a director of Dimension Technologies, Inc., a developer and manufacturer of 3D displays for computer and video displays. From 1981 until January 1983, Dr. Eastman was Director of the University of Rochester’s Laboratory for Laser Energetics, where he was a member of the staff from September 1975 to 1981. Dr. Eastman holds a B.S. and a Ph.D. in Optics from the University of Rochester in New York.

Jack E. Rosenfeld has been one of our directors since October 1993. Mr. Rosenfeld was President and Chief Executive Officer of Potpourri Group Inc. (“Potpourri”), a specialty catalog direct marketer, from April 1998 until June 2003; from June 2003 until February 2005, Mr. Rosenfeld served as Chairman of Potpourri’s Board of Directors and as its CEO, and since February 2005, Mr. Rosenfeld has been Executive Chairman of the Potpourri Board of Directors. Mr. Rosenfeld was President and Chief Executive Officer of Hanover Direct, Inc., formerly Horn & Hardart Co., which operates a direct mail marketing business, from September 1990 until December 1995, and had been President and Chief Executive Officer of its direct marketing subsidiary, from May 1988 until September 1990. Mr. Rosenfeld holds a B.A. from Cornell University in Ithaca, New York and an LL.B. from Harvard University in Cambridge, Massachusetts.

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

Seymour Jones has served as a director since July 2005. Mr. Jones is a clinical professor of accounting at New York University Stern School of Business. Professor Jones teaches courses in auditing, tax and legal aspects of entrepreneurism. He is also the Associate Director of Ross Institute of Accounting Research at Stern School of Business. Professor Jones has been with NYU Stern for ten years. His primary research areas include audit committees, auditing, entrepreneurship, financial reporting, and fraud. Professor Jones has been principal author of numerous books including Conflict of Interest, The Cooper & Lybrand Guide to Growing Your Business, The Emerging Business and The Bankers Guide to Audit Reports and Financial Statements. Before joining NYU Stern, Professor Jones was senior partner at Coopers & Lybrand and S.D. Leidesdorf & Co. Professor Jones is a certified public accountant in New York State. Professor Jones received a B.A. in economics from City College, City University of New York, and an M.B.A. from NYU Stern.

Committees of the Board of Directors

Our board of directors has an Audit Committee, a Compensation Committee, a Nominating Committee and an Executive and Finance Committee.

Created in December 1993, the purpose of the Audit Committee is to review with management and our independent auditors the scope and results of the annual audit, the nature of any other services provided by the independent auditors, changes in the accounting principles applied to the presentation of our financial statements, and any comments by the independent auditors on our policies and procedures with respect to internal accounting, auditing and financial controls. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. In addition, the Audit Committee is charged with the responsibility for making decisions on the engagement of independent auditors. As required by law, the Audit Committee operates pursuant to a charter, available through a hyperlink located on the investor relations page of our website, at http://www.arotech.com/compro/investor.html. The Audit Committee consists of Prof. Jones (Chair) and Messrs. Miller and Rosenfeld. We have determined that Prof. Jones qualifies as an “audit committee financial expert” under applicable SEC and Nasdaq regulations. Prof. Jones, as well as all the other members of the Audit Committee, is “independent,” as independence is defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards and under Item 7(d)(3)(iv) of Schedule 14A of the proxy rules under the Exchange Act.

The Compensation Committee, also created in December 1993, recommends annual compensation arrangements for the Chief Executive Officer and Chief Financial Officer and reviews annual compensation arrangements for all officers and significant employees. The Compensation Committee consists of Dr. Eastman (Chair) and Messrs. Rosenfeld and Borey, all of whom are independent non-employee directors.

The Executive and Finance Committee, created in July 2001, exercises the powers of the Board during the intervals between meetings of the Board, in the management of the property, business and affairs of the Company (except with respect to certain extraordinary transactions). The Executive and Finance Committee consists of Messrs. Ehrlich (Chair), Miller, Borey and Esses.

The Nominating Committee, created in March 2003, identifies and proposes candidates to serve as members of the Board of Directors. Proposed nominees for membership on the Board of Directors submitted in writing by stockholders to the Secretary of the Company will be brought to the attention of the Nominating Committee. The Nominating Committee consists of Mr. Rosenfeld (Chair), Mr. Miller and Dr. Eastman, all of whom are “independent,” as independence is defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards and under Item 7(d)(3)(iv) of Schedule 14A of the proxy rules under the Exchange Act. The Nominating Committee operates under a formal charter that governs its duties. The Nominating Committee’s charter is publicly available through a hyperlink located on the investor relations page of our website, at http://www.arotech.com/compro/investor.html.

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

Whistleblower Policy

We have adopted a Whistleblower Policy, as required by Nasdaq listing standards, in order to ensure compliance with the provisions of the Sarbanes-Oxley Act of 2002. The Whistleblower Policy is publicly available through a hyperlink located on the investor relations page of our website, at http://www.arotech.com/compro/investor.html. Employees with complaints about our compliance with applicable legal and regulatory requirements relating to accounting, auditing and internal control matters may submit their complaints in person, by mail or other written communication or by telephone to our Complaint Administrator. The Complaint Administrator can be contacted anonymously, by submitting the form located on our corporate website at http://arotech.com/compro/complaint.html. Complaints sent in this manner will automatically be stripped of all computer-encoded information identifying the originating e-mail address, and will then automatically be forwarded to the Complaint Administrator’s regular e-mail address at Arotech.

Director Compensation

Non-employee members of our board of directors are paid $2,500 (plus expenses) for each board of directors meeting attended, $2,000 (plus expenses) for each meeting of the audit committee of the board of directors attended, and $1,000 (plus expenses) for each meeting of all other committees of the board of directors attended. In addition, we have adopted a Non-Employee Director Stock Option Plan pursuant to which non-employee directors receive an initial grant of options to purchase 40,000 shares of our common stock upon the effective date of such plan or upon the date of his or her election as a director. Thereafter, non-employee directors will receive options to purchase 25,000 shares of our common stock for each year of service on the board. All such options are granted at fair market value and vest ratably over three years from the date of the grant. During 2005, our directors agreed to an interim reduction in their fees of 25% as part of our overall cost-cutting strategy.

Significant Employees

Our significant employees as of February 28, 2006, and their ages as of December 31, 2005, are as follows:

Name	Age	Position
Jonathan Whartman	51	Senior Vice President
Yaakov Har-Oz	48	Senior Vice President, General Counsel and Secretary
Dr. Neal Naimer	47	President, Battery Division
William Graham	47	Vice President of Government Affairs
Kim Kelly	41	Vice President - Corporate Communications
Danny Waldner	34	Controller
Dean Krutty	40	President, Simulation Division
Yosef Bar	63	General Manager, MDT Protective Industries
Ronen Badichi	40	General Manager, Epsilor Electronics Industries, Ltd.
Graydon Hansen	47	President, Electric Fuel Battery Corporation

Jonathan Whartman has been Senior Vice President since December 2000, and Vice President of Marketing from 1994 to December 2000. From 1991 until 1994, Mr. Whartman was our Director of Special Projects. Mr. Whartman was also Director of Marketing of Amtec from its inception in 1989 through the merger of Amtec into Arotech in 1991. Before joining Amtec, Mr. Whartman was Manager of Program Management at Luz, Program Manager for desktop publishing at ITT Qume in San Jose, California from 1986 to 1987, and Marketing Director at Kidron Digital Systems, an Israeli computer developer, from 1982 to 1986. Mr. Whartman holds a B.A. in Economics and an M.B.A. from the Hebrew University, Jerusalem, Israel.

Yaakov Har-Oz has served as our Vice President and General Counsel since October 2000 and as our corporate Secretary since December 2000; in December 2005 Mr. Har-Oz was promoted to Senior Vice President. From 1994 until October 2000, Mr. Har-Oz was a partner in the Jerusalem law firm of Ben-Ze’ev, Hacohen & Co. Prior to moving to Israel in 1993, he was an administrative law judge and in private law practice in New York. Mr. Har-Oz holds a B.A. from Brandeis University in Waltham, Massachusetts and a J.D. from Vanderbilt Law School (where he was an editor of the law review) in Nashville, Tennessee. He is a member of the New York bar and the Israel Chamber of Advocates.

Dr. Neal Naimer has been a Vice President since June 1997 and our Chief Technology Officer since December 2002. Since March 2005. Dr. Naimer has served as the President of our Battery Division. From 1989 to 1997, Dr. Naimer was Director of Electrode Engineering of our Air Electrode development program. From 1987 to 1989, he was the Manager of the Chemical Vapor Deposition (Thin Films) Group at Intel Electronics in Jerusalem, and was Project Manager of the photo voltaic IR detector development program at Tadiran Semiconductor Devices in Jerusalem from 1984 to 1987. Dr. Naimer was educated at University College of London, England, where he received his B.Sc. in Chemical Engineering and a Ph.D. in Chemical Engineering.

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

Kim Kelly has served as our Vice President - Corporate Communications since November 2004. Since January 2006, Ms Kelly has moved to part-time status with us. From 1993 to 2004, Ms Kelly held a variety of positions at ECI Telecom Ltd., a Nasdaq-listed company, including serving as ECI’s Director of Corporate Communications, where she played a significant role in ECI’s communications strategy, investor relations program and competitive intelligence analysis. Ms Kelly holds a B.A. in Social Work from Bar-Ilan University in Tel-Aviv and an M.B.A. from Ben-Gurion University in Beersheva, Israel.

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

Dean Krutty became President of Simulation Division in January 2005, after having spent the prior thirteen years as a member of the FAAC management team, beginning as an electrical engineer in the part task trainer division and most recently serving as FAAC’s Director of Military Operations, and five years before that working in other positions in the simulation industry. Mr. Krutty holds a B.S. in electrical engineering from the Michigan State University.

Yosef Bar established MDT Protective Industries in 1989 as one of the first bulletproofing companies in Israel. Under the direction of Mr. Bar, MDT moved from its initial emphasis on vandalism protection to bulletproofing not just windshields but the entire vehicle, as a result of which MDT became Israel’s leader in the state-of-the art lightweight armoring of vehicles. Mr. Bar served in the Israel Defense Forces, reaching the rank of Lieutenant Colonel of the paratroop regiment with over 1,000 jumps to his credit. He also participated in several anti-terrorism courses.

Ronen Badichi became the General Manager of Epsilor Electronic Industries in May 2005. Prior to joining Epsilor, Mr. Badichi served since 1999 as the General Manager of Maoz Industries, a high end supplier of displays to the aviation industry. Prior thereto, Mr. Badichi was a project manager at BAE Systems and served as the F-16 Avionics Integration manager in the Israeli Air Force, with the rank of Captain. Mr. Badichi holds a B.Sc. in Physics and Electro-Optic Engineering from the Lev Institute of Technology in Jerusalem.

Graydon Hansen has served as President of EFBC since January 2005. Prior thereto, Mr. Hansen was Senior Vice President of Engineering with Elpac Electronics, Inc. From March 2002 until February 2004, Mr. Hansen was Vice President of Engineering at Trojan Battery Corporation, where his management responsibilities included commercial product development and design activity, plus leadership of the Quality and Production Engineering groups in all of Trojan’s manufacturing facilities. Previously, Mr. Hansen worked at Lockheed Missiles and Space Company. Mr. Hansen holds a B.Sc. in electric engineering from the University of California at Berkeley, and is a Registered Professional Engineer and a Certified Quality Engineer.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, certain of our officers and any persons holding more than ten percent of our common stock are required to report their ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to report any failure to file by these dates during 2005. We are not aware of any instances during 2005, not previously disclosed by us, where such “reporting persons” failed to file the required reports on or before the specified dates, except as follows:

(i)
Mr. Ehrlich was required to file a Form 4 on or prior to December 31, 2004 in connection with (i) the repricing of 600,000 of his existing stock options and the accelerated vesting of 33,333 of those options, (ii) his abandonment of 227,000 of his existing stock options, and (iii) his receipt of 1,500,000 new stock options. He reported these transactions in a Form 5 filed on February 14, 2006.

(ii)
Mr. Esses was required to file a Form 4 on or prior to December 31, 2004 in connection with (i) the repricing of 885,140 of his existing stock options and the accelerated vesting of 50,000 of those options, and (ii) his receipt of 114,860 new stock options. He reported these transactions in a Form 5 filed on February 14, 2006.

(iii)
Prof. Jones was required to file a Form 3 on or prior to July 21, 2005 in connection with his becoming a director. He filed this Form 3 on February 15, 2006. Additionally, as a result of technical problems with his EDGAR filing codes, his Form 5 that was supposed to be filed on or prior to February 14, 2006 was filed on February 15, 2006.

(iv)	Mr. Shen was required to file a Form 5 on or prior to February 14, 2006. He filed this Form 5 on February 17, 2006.

ITEM 11. EXECUTIVE COMPENSATION

Cash and Other Compensation

General

Our Chief Executive Officer and the other highest paid executive officers (of which there were two) who were compensated at a rate of more than $100,000 in salary and bonuses during the year ended December 31, 2005 (collectively, the “Named Executive Officers”) are Israeli residents, and thus certain elements of the compensation that we pay them is structured as is customary in Israel.

During 2005, 2004 and 2003, compensation to our Named Executive Officers took several forms:

➢	cash salary;

➢	bonus, some of which was paid in cash in the year in which it was earned and some of which was accrued in the year in which it was earned but paid in cash in a subsequent year;

➢	cash reimbursement for taxes paid by the Named Executive Officer and reimbursed by us in accordance with Israeli tax regulations;

➢	accruals (but not cash payments) in respect of contractual termination compensation in excess of the Israeli statutory minimum;

➢
accruals (but not cash payments) in respect of pension plans, which consist of a savings plan, life insurance and statutory severance pay benefits, and a continuing education fund (as is customary in Israel);

➢	stock options;

➢
grants of restricted stock, where the sale of such stock is prohibited for a period of two years and such stock is forfeit to us should the Named Executive Officer’s employment be terminated for cause, as defined in such Executive’s employment agreement (e.g., fraud, reckless or willful misconduct, etc.); and

➢	other benefits, primarily consisting of annual statutory holiday pay and redemption of unused vacation days and sick days.

The specific amounts of each form of compensation paid to each Named Executive Officer appear in the summary compensation table and the notes thereto appearing under “Summary Compensation Table,” below.

Summary Compensation Table

The following table, which should be read in conjunction with the explanations provided above, shows the compensation that we paid (or accrued), in connection with services rendered for 2005, 2004 and 2003, to our Named Executive Officers.

SUMMARY COMPENSATION TABLE(1)

		Annual Compensation					Long Term Compensation			All Other Compensation
Name and Principal Position	Year	Salary		Bonus		Tax Reimbursement	Securities Underlying Options		Restricted Stock Award(2)	Changes in Accruals for Sick Days, Vacation Days, and Termination Compensation		Payment to Pension and Education Funds		Others
Robert S. Ehrlich	2005	$275,362		$49,875		$26,340	0	(3)	$0	$(51,363)	(4)	$45,362		$112,413	(5)
Chairman of the Board, Chief Executive Officer	2004	$275,907		$175,000		$29,103	50,000		$626,350	$133,898	(6)	$548,477	(7)	$19,893
and director*	2003	$259,989		$180,000	(8)	$27,211	2,035,000		$0	$80,713	(9)	$48,228		$678

Steven Esses	2005	$56,722	(10)	$112,000	(11)	$22,666	114,860	(12)	$0	$228,403	(13)	$12,446		$13,607
President, Chief Operating Officer and director**	2004	$65,506	(14)	$106,000	(15)	$25,273	0		$221,100	$3,759	(16)	$12,116		$12,940
	2003	$0		$0		$0	1,035,000		$0	$0		$0		$0

Avihai Shen	2005	$157,013		$0		$7,889	0		$0	$70,479	(17)	$23,121		$39,476	(18)
Vice President - Finance and	2004	$155,845		$97,000		$6,407	18,750		$54,900	$34,972	(19)	$26,889		$476
Chief Financial Officer***	2003	$123,988		$0		$8,653	608,750		$0	$6,471	(20)	$23,133		$463

*	Mr. Ehrlich ceased to hold the title of President in December 2005.
**
Mr. Esses became an executive officer in January 2003. His compensation as an officer during 2003 consisted solely of stock options. In December 2005, Mr. Esses became our President; prior thereto, he held the title of Executive Vice President.

***	Mr. Shen ceased to act as our Chief Financial Officer in February 2006, and his employment with us terminated on March 31, 2006.
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

(3)
During 2005, no new options were granted to Mr. Ehrlich; however, 600,000 of Mr. Ehrlich’s options were repriced in 2005 from an average exercise price of $1.19 to a new exercise price of $0.39. See “Report on Repricing of Options,” below. Additionally, 784,167 of Mr. Ehrlich’s options expired or were cancelled during 2005.

(4)
Of this amount, $67,024 represents our accrual for severance pay that will be payable to Mr. Ehrlich upon his leaving our employ other than if he is terminated for cause, such as a breach of trust; $(51,928) represents the decrease of the accrual for vacation days redeemable by Mr. Ehrlich; $(40,483) represents the decrease of the accrual for sick days redeemable by Mr. Ehrlich; and $(25,976) represents the decrease of our accrual for severance pay that would be payable to Mr. Ehrlich under the laws of the State of Israel if we were to terminate his employment.

(5)	Of this amount, $61,195 represents payment for redemption of accrued but unused vacation days, and $33,394 represents payment for redemption of accrued but unused sick days.
(6)
Of this amount, $76,766 represents our accrual for severance pay that would be payable to Mr. Ehrlich upon a “change of control” or upon the occurrence of certain other events; $28,603 represents the increase of the accrual for vacation days redeemable by Mr. Ehrlich; and $28,529 represents the increase of our accrual for severance pay that would be payable to Mr. Ehrlich under the laws of the State of Israel if we were to terminate his employment.

(7)
Of this amount, $500,000 was deposited by us in a Rabbi Trust for Mr. Ehrlich’s benefit. Pursuant to the terms of the Rabbi Trust, funds in the Rabbi Trust continue to be owned by us, and benefit from all gains and bear the risk of all losses resulting from investments of Rabbi Trust funds. See “Employment Contracts - Robert S. Ehrlich,” below.

(8)
We paid Mr. Ehrlich $180,000 during 2004 in satisfaction of his bonus from 2003 to which he was entitled according to his contract. Of this amount, we accrued $99,750 for Mr. Ehrlich in satisfaction of the 2003 bonus to which he was entitled according to his contract; the remainder was the result of the approval in 2004 by the Compensation Committee of a higher bonus for 2003 than Mr. Ehrlich’s contractual minimum.

(9)
Of this amount, $92,075 represents our accrual for severance pay that would be payable to Mr. Ehrlich upon a “change of control” or upon the occurrence of certain other events; $3,451 represents the increase of the accrual for sick leave and vacation days redeemable by Mr. Ehrlich; and $(14,813) represents the decrease of our accrual for severance pay that would be payable to Mr. Ehrlich under the laws of the State of Israel if we were to terminate his employment.

(10)
Does not include $178,176 that we paid in consulting fees to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions - Consulting Agreement with Sampen Corporation,” below.

(11)
Includes a $100,000 signing bonus that was paid to Mr. Esses in 2005 and the $12,000 minimum bonus to which Mr. Esses is entitled pursuant to the terms of his employment contract. Does not include $30,720 that we paid as a bonus to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions - Consulting Agreement with Sampen Corporation,” below..

(12)
In addition to the grant of 114,860 new options during 2005, 885,140 of Mr. Esses’s options were repriced in 2005 from an average exercise price of $0.80 to a new exercise price of $0.39. See “Report on Repricing of Options,” below.

(13)
Of this amount, $186,707 represents the increase of our accrual for severance pay that would be payable to Mr. Esses if we were to terminate his employment; and $41,369 represents the increase of the accrual for sick leave and vacation days redeemable by Mr. Esses.

(14)
Does not include $208,100 that we paid in consulting fees to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions - Consulting Agreement with Sampen Corporation,” below.

(15)
Does not include $110,000 that we paid as a bonus to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions - Consulting Agreement with Sampen Corporation,” below.

(16)	Represents the increase of the accrual for vacation days redeemable by Mr. Esses.
(17)
Of this amount, $104,602 represents the increase of our accrual for severance pay that would be payable to Mr. Shen if we were to terminate his employment; $(28,597) represents the decrease of the accrual for sick leave and vacation days redeemable by Mr. Shen; and $(5,526) represents the decrease in our accrual for severance pay that would be payable to Mr. Shen under the laws of the State of Israel if we were to terminate his employment. Mr. Shen left our employ effective March 31, 2006, and these amounts were accordingly paid to him.

(18)	Of this amount, $35,131 represents payment to Mr. Shen for redemption of accrued but unused vacation days.
(19)
Of this amount, $21,568 represents the increase in our accrual for vacation days redeemable by Mr. Shen; and $13,404 represents the increase of our accrual for severance pay that would be payable to Mr. Shen under the laws of the State of Israel if we were to terminate his employment.

(20)
Of this amount, $8,369 represents the increase of the accrual for vacation days redeemable by Mr. Shen; and $(1,628) represents the decrease of our accrual for severance pay that would be payable to Mr. Shen under the laws of the State of Israel if we were to terminate his employment.

Executive Loans

In 1999, 2000 and 2002, we extended certain loans to our Named Executive Officers. These loans are summarized in the following table, and are further described under “Item 13. Certain Relationships and Related Transactions - Officer Loans,” below.

Name of Borrower	Date of Loan	Original Principal Amount of Loan	Amount Outstanding as of 12/31/05	Terms of Loan
Robert S. Ehrlich	12/28/99	$167,975	$201,570	Ten-year non-recourse loan to purchase our stock, secured by the shares of stock purchased.
Robert S. Ehrlich	02/09/00	$789,991	$692,102	Twenty-five-year non-recourse loan to purchase our stock, secured by the shares of stock purchased.
Robert S. Ehrlich	06/10/02	$36,500	$40,343	Twenty-five-year non-recourse loan to purchase our stock, secured by the shares of stock purchased.

Stock Options

The table below sets forth information with respect to stock options granted to the Named Executive Officers for the fiscal year 2005.

Option Grants in Last Fiscal Year
	Individual Grants				Potential Realizable Value of Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name	Number of Securities Underlying Options Granted	% of Total Options granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	5% ($)	10% ($)
Steven Esses	114,860	6.8%	$0.39	12/29/10	$12,376	$27,348

(1)
The potential realizable value illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of the market price per share from the date of grant to the end of the option term. Actual gains, if any, on stock option exercise are dependent upon a number of factors, including the future performance of the common stock and the timing of option exercises, as well as the executive officer’s continued employment through the vesting period. The gains shown are net of the option exercise price, but do not include deductions for taxes and other expenses payable upon the exercise of the option or for sale of underlying shares of common stock. The 5% and 10% rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future increases in the price of our stock. There can be no assurance that the amounts reflected in this table will be achieved, and unless the market price of our common stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

The table below sets forth information for the Named Executive Officers with respect to aggregated option exercises during fiscal 2005 and fiscal 2005 year-end option values.

Aggregated Option Exercises and Fiscal Year-End Option Values

			Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal-Year-End(1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Robert S. Ehrlich	—	$—	2,100,000	0	$0	$0
Steven Esses	—	$—	1,035,000	0	$0	$0
Avihai Shen	—	$—	619,653	0	$0	$0

(1)	Options that are “in-the-money” are options for which the fair market value of the underlying securities on December 31, 2005 ($0.37) exceeds the exercise or base price of the option.

REPORT OF THE COMPENSATION COMMITTEE ON OPTIONS REPRICING

During 2005, we approved the repricing of 600,000 of Mr. Ehrlich’s stock options from exercise prices ranging between $0.61 and $1.43 to a new exercise price of $0.39, and 885,140 of Mr. Esses’s stock options from exercise prices ranging between $0.43 and $1.28 to a new exercise price of $0.39. The market price of our common stock at the time of the repricing was $0.39. This repricing was implemented to address the substantial loss in value of the outstanding stock options held by Messrs. Ehrlich and Esses and the increasing inability of those options to serve as a meaningful performance incentive for them. Additionally, we accelerated vesting of 557,340 of our outstanding unvested stock options to make such options immediately vested and exercisable. The decision to accelerate the vesting of those options and to grant fully vested options was based primarily upon the issuance of SFAS No. 123R, which will require us to treat all unvested stock options as compensation expense effective January 1, 2006. We believe that the acceleration of vesting of those options will enable us to avoid recognizing stock-based compensation expense associated with these options in future periods. Additional purposes of reasons for the fully vested grant and for the acceleration were to make the options more attractive to the recipients, and to avoid discrimination between groups of option holders, respectively.

Submitted by the Compensation Committee

Dr. Jay M. Eastman
Jack E. Rosenfeld
Edward J. Borey

Report on Repricing of Options

The table below sets forth information for all Executive Officers with respect to repricing of options for the ten years preceding December 31, 2005.

Ten-Year Option Repricings

Name and Principle Position	Date	Number of Securities Underlying Options Repriced or Amended	Market Price of Stock at Time of Repricing or Amendment ($)	Exercise Price at Time of Repricing or Amendment ($)	New Exercise Price ($)	Length of Original Option Term Remaining at Date of Repricing or Amendment (Years)
Robert S. Ehrlich	12/29/05	28,500	$0.39	$1.375	$0.39	3.84
Chairman, Chief Executive Officer and director	12/29/05	48,000	$0.39	$1.430	$0.39	5.81
	12/29/05	166,000	$0.39	$1.430	$0.39	5.65
	12/29/05	72,500	$0.39	$1.300	$0.39	5.83
	12/29/05	65,625	$0.39	$1.420	$0.39	2.00
	12/29/05	15,625	$0.39	$0.730	$0.39	2.00
	12/29/05	65,625	$0.39	$0.850	$0.39	2.00
	12/29/05	88,125	$0.39	$0.610	$0.39	2.00
	12/29/05	50,000	$0.39	$1.200	$0.39	3.61

Steven Esses	12/29/05	450,140	$0.39	$0.430	$0.39	2.07
President, Chief Operating Officer and director	12/29/05	100,000	$0.39	$0.850	$0.39	7.53
	12/29/05	300,000	$0.39	$1.280	$0.39	7.79
	12/29/05	35,000	$0.39	$1.280	$0.39	7.79

Employment Contracts

Robert S. Ehrlich

Mr. Ehrlich is party to an employment agreement with us executed in May 2005, effective as of January 1, 2005. The term of this employment agreement expires on December 31, 2007, and is extended automatically for additional terms of one year each unless either Mr. Ehrlich or we terminate the agreement sooner.

The employment agreement provides for a base salary of $23,750 per month in 2005, $25,000 per month in 2006, and $26,500 per month in 2007, as adjusted annually for Israeli inflation and devaluation of the Israeli shekel against the U.S. dollar, if any. Additionally, the board may at its discretion raise Mr. Ehrlich’s base salary. Mr. Ehrlich is currently receiving, with his consent, a reduced salary in an effort on our part to cut costs.

The employment agreement provides that we will pay a bonus, on a sliding scale, in an amount equal to a minimum of 35% of Mr. Ehrlich’s annual base salary then in effect, up to a maximum of 90% of his annual base salary then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year.

The employment agreement also contains various benefits customary in Israel for senior executives (please see “Item 1. Business - Employees,” above), tax and financial planning expenses and an automobile, and contain confidentiality and non-competition covenants. Pursuant to the employment agreements, we granted Mr. Ehrlich demand and “piggyback” registration rights covering shares of our common stock held by him.

We can terminate Mr. Ehrlich’s employment agreement in the event of death or disability or for “Cause” (defined as conviction of certain crimes, willful failure to carry out directives of our board of directors or gross negligence or willful misconduct). Mr. Ehrlich has the right to terminate his employment upon a change in our control or for “Good Reason,” which is defined to include adverse changes in employment status or compensation, our insolvency, material breaches and certain other events. Additionally, Mr. Ehrlich may terminate his agreement for any reason upon 120 days’ notice. Upon termination of employment, the employment agreement provides for payment of all accrued and unpaid compensation, and (unless we have terminated the agreement for Cause or Mr. Ehrlich has terminated the agreement without Good Reason and without giving us 120 days’ notice of termination) bonuses due for the year in which employment is terminated (in an amount of not less than 35% of base salary) and severance pay in the amount of $1,625,400 and bonus at the minimum rate, except that in the event of termination of the agreement following a change of control, the amount payable is doubled. Furthermore, certain benefits will continue and all outstanding options will be fully vested.

Pursuant to the terms of our employment agreement Mr. Ehrlich, funds to secure payment of Mr. Ehrlich’s contractual severance are to be deposited in a Rabbi Trust for his benefit, with payments to the Rabbi Trust to be made pursuant to an agreed-upon schedule. As of December 31, 2005, a total of $454,859 had been deposited in this Rabbi Trust. Pursuant to the terms of the Rabbi Trust, funds in the Rabbi Trust continue to be owned by us, and benefit from all gains and bear the risk of all losses resulting from investments of Rabbi Trust funds.

Steven Esses

Mr. Esses is party to an employment agreement with us executed in May 2005, effective as of January 1, 2005. The term of this employment agreement expires on December 31, 2006, and is extended automatically for additional terms of two years each unless either Mr. Esses or we terminate the agreement sooner.

The employment agreement provides for a base salary of $5,000 per month, as adjusted annually for Israeli inflation and devaluation of the Israeli shekel against the U.S. dollar, if any. Additionally, the board may at its discretion raise Mr. Esses’s base salary.

The employment agreement provides that if the results we actually attain in a given year are at least 90% of the amount we budgeted at the beginning of the year, we will pay a bonus, on a sliding scale, in an amount equal to a minimum of 25% of Mr. Esses’s annual base salary then in effect, up to a maximum of 75% of his annual base salary then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year.

The employment agreement also contains various benefits customary in Israel for senior executives (please see “Item 1. Business - Employees,” above), tax and financial planning expenses and an automobile, and contain confidentiality and non-competition covenants. Pursuant to the employment agreements, we granted Mr. Esses demand and “piggyback” registration rights covering shares of our common stock held by him.

We can terminate Mr. Esses’s employment agreement in the event of death or disability or for “Cause” (defined as conviction of certain crimes, willful failure to carry out directives of our board of directors or gross negligence or willful misconduct). Mr. Esses has the right to terminate his employment upon a change in our control or for “Good Reason,” which is defined to include adverse changes in employment status or compensation, our insolvency, material breaches and certain other events. Additionally, Mr. Esses may retire (after age 65), retire early (after age 55) or terminate his agreement for any reason upon 150 days’ notice. Upon termination of employment, the employment agreement provides for payment of all accrued and unpaid compensation, and (unless we have terminated the agreement for Cause or Mr. Esses has terminated the agreement without Good Reason and without giving us 150 days’ notice of termination) bonuses due for the year in which employment is terminated (in an amount of not less than 20% of base salary) and severance pay in the amount of $330,000, except that in the event of termination of the agreement following a change of control, the amount payable is doubled. Furthermore, certain benefits will continue (for a shorter period, in the event of early retirement) and all outstanding options will be fully vested.

Pursuant to the terms of our employment agreement Mr. Esses, funds to secure payment of Mr. Esses’s contractual severance are to be deposited in a Rabbi Trust for his benefit, with payments to the Rabbi Trust to be made pursuant to an agreed-upon schedule. As of December 31, 2005, no funds had been deposited in this Rabbi Trust. Pursuant to the terms of the Rabbi Trust, funds in the Rabbi Trust continue to be owned by us, and benefit from all gains and bear the risk of all losses resulting from investments of Rabbi Trust funds.

See also “Item 13. Certain Relationships and Related Transactions - Consulting Agreement with Sampen Corporation,” below.

Thomas J. Paup

Mr. Paup is party to an employment agreement with us dated December 30, 2005. Under the terms of his employment agreement, Mr. Paup is entitled to receive a base salary of $135,000 per annum, and will be eligible for a bonus with a target equal to between 20% and 50% of the base salary. The actual bonus payout shall be determined based upon the Company’s achievement level against financial and performance objectives determined by the Compensation Committee of our Board of Directors.

Other employees have entered into individual employment agreements with us. These agreements govern the basic terms of the individual’s employment, such as salary, vacation, overtime pay, severance arrangements and pension plans. Subject to Israeli law, which restricts a company’s right to relocate an employee to a work site farther than sixty kilometers from his or her regular work site, we have retained the right to transfer certain employees to other locations and/or positions provided that such transfers do not result in a decrease in salary or benefits. All of these agreements also contain provisions governing the confidentiality of information and ownership of intellectual property learned or created during the course of the employee’s tenure with us. Under the terms of these provisions, employees must keep confidential all information regarding our operations (other than information which is already publicly available) received or learned by the employee during the course of employment. This provision remains in force for five years after the employee has left our service. Further, intellectual property created during the course of the employment relationship belongs to us.

A number of the individual employment agreements, but not all, contain non-competition provisions which restrict the employee’s rights to compete against us or work for an enterprise which competes against us. Such provisions remain in force for a period of two years after the employee has left our service.

Under the laws of Israel, an employee of ours who has been dismissed from service, died in service, retired from service upon attaining retirement age, or left due to poor health, maternity or certain other reasons, is entitled to severance pay at the rate of one month’s salary for each year of service, pro rata for partial years of service. We currently fund this obligation by making monthly payments to approved private provident funds and by its accrual for severance pay in the consolidated financial statements. See Note 2.s. of the Notes to the Consolidated Financial Statements.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our board of directors for the 2005 fiscal year consisted of Dr. Jay M. Eastman, Jack E. Rosenfeld and Edward J. Borey. None of the members has served as our officers or employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the security ownership, as of March 15, 2006, of those persons owning of record or known by us to own beneficially more than 5% of our common stock and of each of our Named Executive Officers and directors, and the shares of common stock held by all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)(3)		Percentage of Total Shares Outstanding(3)
Robert S. Ehrlich	2,932,546	(4)	3.0%
Steven Esses	1,200,000	(5)	1.2%
Avihai Shen**	630,153	(6)	*
Thomas J. Paup	50,000	(7)	*
Dr. Jay M. Eastman	98,334	(8)	*
Jack E. Rosenfeld	100,334	(9)	*
Lawrence M. Miller	496,813	(10)	*
Edward J. Borey	51,000	(11)	*
Prof. Seymour Jones	0		*
All of our directors and executive officers as a group (9 persons)	5,559,180	(12)	5.6%

*	Less than one percent.
**	Mr. Shen ceased to act as our Chief Financial Officer in February 2006, and his employment with us terminated on March 31, 2006.
(1)	The address of each named beneficial owner is in care of Arotech Corporation, 354 Industry Drive, Auburn, Alabama 36832.
(2)
Unless otherwise indicated in these footnotes, each of the persons or entities named in the table has sole voting and sole investment power with respect to all shares shown as beneficially owned by that person, subject to applicable community property laws.

(3)
Based on 95,490,846 shares of common stock outstanding as of March 15, 2006. For purposes of determining beneficial ownership of our common stock, owners of options exercisable within sixty days are considered to be the beneficial owners of the shares of common stock for which such securities are exercisable. The percentage ownership of the outstanding common stock reported herein is based on the assumption (expressly required by the applicable rules of the Securities and Exchange Commission) that only the person whose ownership is being reported has converted his options into shares of common stock.

(4)
Consists of 618,165 shares held directly by Mr. Ehrlich, 50,000 shares held by Mr. Ehrlich’s wife (in which shares Mr. Ehrlich disclaims beneficial ownership), 161,381 shares held in Mr. Ehrlich’s pension plan, 3,000 shares held by children sharing the same household (in which shares Mr. Ehrlich disclaims beneficial ownership), and 2,100,000 shares issuable upon exercise of options exercisable within 60 days of March 15, 2006.

(5)	Consists of 165,000 shares held directly by Mr. Esses and 1,035,000 shares issuable upon exercise of options exercisable within 60 days of March 15, 2006.
(6)	Consists of 40,500 shares owned directly by Mr. Shen and 584,403 shares issuable upon exercise of options exercisable within 60 days of March 15, 2006.
(7)	Consists of 50,000 shares issuable upon exercise of options exercisable within 60 days of March 15, 2006.
(8)	Consists of 98,334 shares issuable upon exercise of options exercisable within 60 days of March 15, 2006.
(9)	Consists of 2,000 shares owned directly by Mr. Rosenfeld and 98,334 shares issuable upon exercise of options exercisable within 60 days of March 15, 2006.
(10)
Consists of 11,914 shares held directly by Mr. Miller, 376,565 shares held by Leon S. Gross and Lawrence M. Miller as co-trustees of the Rose Gross Charitable Foundation, and 108,334 shares issuable upon exercise of options exercisable within 60 days of March 15, 2006.

(11)	Consists of 16,000 shares owned directly by Mr. Borey and 43,334 shares issuable upon exercise of options exercisable within 60 days of March 15, 2006.
(12)	Includes 4,117,739 shares issuable upon exercise of options exercisable within 60 days of March 15, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2005, with respect to our 1991, 1993, 1995, 1998 and 2004 stock option plans, as well as any other stock options and warrants previously issued by us (including individual compensation arrangements) as compensation for goods and services:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	8,651,235	$0.79	5,285,344

(1)
For a description of the material features of grants of options and warrants other than options granted under our employee stock option plans, please see Note 13.f. and 13.g. of the Notes to the Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Officer Loans

On December 3, 1999, Robert S. Ehrlich purchased 125,000 shares of our common stock out of our treasury at the closing price of the common stock on December 2, 1999. Payment was rendered by Mr. Ehrlich in the form of non-recourse promissory notes due in 2009 in the amount of $167,975, bearing simple annual interest at a rate of 2%, secured by the shares of common stock purchased and other shares of common stock previously held by him. As of December 31, 2005, the aggregate amount outstanding pursuant to this promissory note was $201,570.

On February 9, 2000, Mr. Ehrlich exercised 131,665 stock options. Mr. Ehrlich paid the exercise price of the stock options and certain taxes that we paid on his behalf by giving us a non-recourse promissory note due in 2025 in the amount of $789,991, bearing annual interest (i) as to $329,163, at 1% over the then-current federal funds rate announced from time to time by the Wall Street Journal, and (ii) as to $460,828, at 4% over the then-current percentage increase in the Israeli consumer price index between the date of the loan and the date of the annual interest calculation, secured by the shares of our common stock acquired through the exercise of the options and certain compensation due to Mr. Ehrlich upon termination. As of December 31, 2005, the aggregate amount outstanding pursuant to this promissory note was $692,102.

On June 10, 2002, Mr. Ehrlich exercised 50,000 stock options. Mr. Ehrlich paid the exercise price of the stock options by giving us a non-recourse promissory note due in 2012 in the amount of $36,500, bearing simple annual interest at a rate equal to the lesser of (i) 5.75%, and (ii) 1% over the then-current federal funds rate announced from time to time, secured by the shares of our common stock acquired through the exercise of the options. As of December 31, 2005, the aggregate amount outstanding pursuant to this promissory note was $40,343.

Director Consulting Agreements

Beginning in January 2004, Mr. Edward J. Borey, who became one of our directors in December 2003, entered into a consulting agreement with us pursuant to which he agreed to aid us in identifying potential acquisition candidates in exchange for transaction fees in respect of acquisitions in which he plays a “critical role” (as determined by us in our sole and absolute discretion) in identifying and/or initiating and/or negotiating the transaction in the amount of (i) 1.5% of the value of the transaction up to $10,000,000, plus (ii) 1.0% of the value of the transaction in excess of $10,000,000 and up to $50,000,000, plus (iii) 0.5% of the value of the transaction in excess of $50,000,000. We also agreed to issue to Mr. Borey, at par value, a total of 32,000 shares of our common stock, the value of which is to be deducted from any transaction fees paid. 16,000 of these shares were earned and issued prior to termination of this agreement in August 2004.

Consulting Agreement with Sampen Corporation

We have a consulting agreement with Sampen Corporation that we executed in March 2005, effective as of January 1, 2005. Sampen is a New York corporation owned by members of Steven Esses’s immediate family, and Mr. Esses is an employee of Sampen. The term of this consulting agreement expires on December 31, 2006, and is extended automatically for additional terms of two years each unless either Sampen or we terminate the agreement sooner.

Pursuant to the terms of our agreement with Sampen, Sampen provides one of its employees to us for such employee to serve as our Executive Vice President and Chief Operating Officer. We pay Sampen $12,800 per month, plus an annual bonus, on a sliding scale, in an amount equal to a minimum of 20% of Sampen’s annual base compensation then in effect, up to a maximum of 75% of its annual base compensation then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year. We also pay Sampen, to cover the cost of our use of Sampen’s offices as an ancillary New York office and the attendant expenses and insurance costs, an amount equal to 16% of each monthly payment of base compensation.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee’s charter, all audit and audit-related work and all non-audit work performed by our independent accountants, Kost, Forer, Gabbay & Kasierer, is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered.

➢
Audit Fees. Audit fees billed or expected to be billed to us by Kost, Forer, Gabbay & Kasierer for the audit of the financial statements included in our Annual Report on Form 10-K, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for the years ended December 31, 2005 and 2004 totaled approximately $530,000 and $594,924, respectively.

➢
Audit-Related Fees. Kost, Forer, Gabbay & Kasierer billed us $40,764 and $214,659 for the fiscal years ended December 31, 2005 and 2004, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption “Audit Fees,” above.

➢
Tax Fees. Kost, Forer, Gabbay & Kasierer billed us an aggregate of $10,000 and $9,491 for the fiscal years ended December 31, 2005 and 2004, respectively, for tax services, principally advice regarding the preparation of income tax returns.

➢
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

(3)
Exhibits - The following Exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

	Exhibit No.	Description
(1)	3.1	Amended and Restated Certificate of Incorporation
(4)	3.1.1	Amendment to our Amended and Restated Certificate of Incorporation
(13)	3.1.2	Amendment to our Amended and Restated Certificate of Incorporation
(14)	3.1.3	Amendment to our Amended and Restated Certificate of Incorporation
(2)	3.2	Amended and Restated By-Laws
(14)	4.1	Specimen Certificate for shares of common stock, $.01 par value
† (1)	10.1.1	Form of Management Employment Agreements
† * (1)	10.1.2	General Employee Agreements
* (1)	10.2	Office of Chief Scientist documents
(2)	10.2.1	Letter from the Office of Chief Scientist to us dated January 4, 1995
***	10.3	Promissory Note dated December 3, 1999, from Robert S. Ehrlich to us
***	10.4	Promissory Note dated February 9, 2000, from Robert S. Ehrlich to us
***	10.5	Promissory Note dated January 12, 2001, from Robert S. Ehrlich to us
(3)	10.6	Form of Common Stock Purchase Warrant dated May 8, 2001
(4)	10.7	Securities Purchase Agreement dated December 31, 2002 between us and the Investors
(4)	10.8	Form of 9% Secured Convertible Debenture due June 30, 2005
(4)	10.9	Form of Warrant dated December 31, 2002
(4)	10.10	Form of Security Agreement dated December 31, 2002
(4)	10.11	Form of Intellectual Property Security Agreement dated December 31, 2002
†(5)	10.12	Settlement Agreement and Release between us and Yehuda Harats dated December 31, 2002
(5)	10.13	Commercial lease agreement between Commerce Square Associates L.L.C. and I.E.S. Electronics Industries U.S.A., Inc. dated September 24, 1997
(5)	10.14	Amendment to Commercial lease agreement between Commerce Square Associates L.L.C. and I.E.S. Electronics Industries U.S.A., Inc. dated as of May 1, 2000

	Exhibit No.	Description
(5)	10.15	Agreement of Lease dated December 6, 2000 between Janet Nissim et al. and M.D.T. Protection (2000) Ltd. [English summary of Hebrew original
(5)	10.16	Agreement of Lease dated August 22, 2001 between Aviod Building and Earthworks Company Ltd. et al. and M.D.T. Protective Industries Ltd. [English summary of Hebrew original]
(6)	10.17	Securities Purchase Agreement dated September 30, 2003 between us and the Investors named therein
(19)	10.17.1	Amendment Agreement dated February 15, 2006 between us and Smithfield Fiduciary LLC
(6)	10.18	Form of 8% Secured Convertible Debenture due September 30, 2006
(6)	10.19	Form of Warrant dated September 30, 2003
(6)	10.20	Form of Security Agreement dated September 30, 2003
(6)	10.21	Form of Intellectual Property Security Agreement dated September 30, 2003
(7)	10.22	Form of Amendment and Exercise Agreement dated December 10, 2003
(7)	10.23	Form of Supplemental Warrant dated December 18, 2003
(8)	10.24	Stock Purchase and Sale Agreement dated January 7, 2004 between us and the shareholders of FAAC Incorporated
(8)	10.25	Securities Purchase Agreement dated January 7, 2004 between us and the Investors named therein
(8)	10.26	Registration Rights Agreement dated January 7, 2004 between us and the Investors named therein
(8)	10.27	Form of Warrant dated January __, 2004
(9)	10.28	Share Purchase Agreement dated January __, 2004 between us and the shareholders of Epsilor Electronics Industries, Ltd.
(9)	10.29	Management Agreement dated January __, 2004 among us, Office Line Ltd. and Hezy Aspis
*(10)	10.30	Settlement Agreement between us and I.E.S. Electronics Industries, Ltd. dated February 4, 2004
†(11)	10.31	Consulting agreement dated January 1, 2004 between us and Edward J. Borey
(11)	10.32	Promissory Note dated July 1, 2002 from Robert S. Ehrlich to us
(11)	10.33	Lease dated April 8, 1997, between AMR Holdings, L.L.C. and FAAC Incorporated
(11)	10.34	Lease dated as of March 22, 2004 between us and Fisk Building Associates L.L.C.
(12)	10.35	Stock Purchase Agreement dated as of July 15, 2004 between us and Armour of America, Incorporated and its sole shareholder
(13)	10.36	Securities Purchase Agreement dated as of July 15, 2004, by and among us and various investors
†(14)	10.37	Consulting Agreement, effective as of January 1, 2005, between us and Sampen Corporation
†(15)	10.38	Third Amended and Restated Employment Agreement, effective as of January 1, 2005 between us, EFL and Robert S. Ehrlich

	Exhibit No.	Description
†(15)	10.39	Employment Agreement, effective as of January 1, 2005 between EFL and Steven Esses
(16)	10.40	Stock Purchase Agreement dated as of May 17, 2005, by and among us and various purchasers
(17)	10.41	Securities Purchase Agreement dated September 29, 2005 between us and the Investors named therein
(17)	10.42	Form of Senior Secured Convertible Note due March 31, 2008
(17)	10.43	Form of Warrant dated September 29, 2005
(17)	10.44	Form of Security Agreement dated September 29, 2005
(17)	10.45	Form of Intellectual Property Security Agreement dated September 29, 2005
† (18)	10.46	Employment Agreement between the Company and Thomas J. Paup dated December 30, 2005
† (18)	10.47	Separation Agreement and Release of Claims among the Company, EFL and Avihai Shen dated January 5, 2006
(19)	10.48	Form of Warrant dated February 15, 2006
**	10.49	Lease dated February 10, 2006 between Arbor Development Company LLC and FAAC Incorporated
(11)	14.1	Code of Ethics
(14)	21.1	List of Subsidiaries of the Registrant
**	23.1	Consent of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global
**	23.2	Consent of Stark Winter Schenkein & Co., LLP
**	31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**	31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	English translation or summary from original Hebrew
**	Filed herewith
***	Re-filed herewith, as required by Item 10(d) of Regulation S-K.
†	Includes management contracts and compensation plans and arrangements
(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-73256), which became effective on February 23, 1994
(2)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-97944), which became effective on February 5, 1996
(3)	Incorporated by reference to our Current Report on Form 8-K filed May 7, 2001 (EDGAR Film No. 1623989)
(4)	Incorporated by reference to our Current Report on Form 8-K filed January 6, 2003
(5)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002
(6)	Incorporated by reference to our Current Report on Form 8-K filed October 3, 2003
(7)	Incorporated by reference to our Current Report on Form 8-K filed December 23, 2003
(8)	Incorporated by reference to our Current Report on Form 8-K filed January 9, 2004
(9)	Incorporated by reference to our Current Report on Form 8-K filed February 4, 2004
(10)	Incorporated by reference to our Current Report on Form 8-K filed February 5, 2004

(11)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003
(12)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
(13)	Incorporated by reference to our Current Report on Form 8-K filed July 15, 2004
(14)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004
(15)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
(16)	Incorporated by reference to our Current Report on Form 8-K filed May 17, 2005
(17)	Incorporated by reference to our Current Report on Form 8-K filed September 30, 2005
(18)	Incorporated by reference to our Current Report on Form 8-K filed January 5, 2006
(19)	Incorporated by reference to our Current Report on Form 8-K filed February 16, 2006

■	Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 67067, Israel	■	Phone: 972-3-6232525 Fax: 972-3-5622555
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

AROTECH CORPORATION

We have audited the accompanying consolidated balance sheets of Arotech Corporation (the “Company”) and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in Item 15(a)(2) of the Company’s 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of “Armor of America Incorporated”, a wholly-owned subsidiary of the Company, financial statements of which reflect total assets of 2.8% of the consolidated assets of the Company as of December 31, 2005, and total revenues of 8.8% of the consolidated revenues of the Company for the year then ended, or of “IES Interactive Training, Inc.”, a wholly-owned subsidiary of the Company, financial statements of which reflect total assets of 3.5% of the consolidated assets of the Company as of December 31, 2005, and total revenues of 11.8% of the consolidated revenues of the Company for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the data included for this subsidiary, is based solely on the report of the other auditors.

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

In our opinion based on our audits and the other auditors the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Additionally, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements and schedule taken as a whole, present fairly in all material respects the information set forth therein.

We were also engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and have issued our report dated March 30, 2006, which disclaimed an opinion on the Company’s internal controls over financial reporting.

Tel Aviv, Israel	KOST, FORER, GABBAY & KASIERER
March 30, 2006	A Member of Ernst & Young Global

■	Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 67067, Israel	■	Phone: 972-3-6232525 Fax: 972-3-5622555
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

AROTECH CORPORATION

We were engaged to audit management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, of Arotech Corporation (“Arotech” or “Company”) regarding the effectiveness of internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Arotech’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

As described in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, the Company has not yet completed its assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Accordingly, we were unable to perform auditing procedures necessary to form an opinion on management’s assessment.

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

Since management has not yet completed its assessment on internal control over financial reporting as of December 31, 2005 and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of the Company’s internal control over financial reporting.

The following material weakness has been identified and included in management’s assessment as of December 31, 2005, related to the Company’s FAAC subsidiary:

➢
Revenue recognition. The Company did not maintain effective controls over the monitoring, review and approval of revenue recognition calculations at FAAC. Specifically, these calculations were not being reviewed by appropriate accounting personnel to determine that revenue is recognized in accordance with company policy and generally accepted accounting principles. This material weakness affects the revenue and unbilled receivable accounts.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The presence of a material weakness would preclude a conclusion that internal control over financial reporting is effective. The above material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2005 consolidated financial statements of the Company, and this report does not affect our report dated March 30, 2006 on those financial statements.

Tel Aviv, Israel	KOST, FORER, GABBAY & KASIERER
March 30, 2006	A Member of Ernst & Young Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
IES Interactive Training, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of IES Interactive Training, Inc. and Subsidiary as of December 31, 2005, and the related consolidated statements of operations, stockholder’s (deficit) and cash flows for the year ended December 31, 2005. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that IES Interactive Training, Inc. and Subsidiary maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). IES Interactive Training, Inc. and Subsidiary’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IES Interactive Training, Inc. and Subsidiary as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that IES Interactive Training, Inc. and Subsidiary maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, IES Interactive Training, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Denver, Colorado
March 10, 2006

Stark ♦ Winter ♦ Schenkein & Co., LLP ♦ Certified Public Accountants ♦ Financial Consultants

7535 East Hampden Avenue ♦ Suite 109 ♦ Denver, Colorado 80231
Phone: 303.694.6700 ♦ Fax: 303.694.6761 ♦ Toll Free: 888.766.3985 ♦ www.swscpas.com

Report of Independent Registered Public Accounting Firm

To the Shareholder
Armour of America, Inc.
Gardena, California

We have audited the accompanying balance sheet of Armour of America, Inc. as of December 31, 2005, and the related statements of operations, stockholder’s equity and cash flows for the period August 11, 2004 to December 2004 and the year ended December 31, 2005. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting , that Armour of America, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Armour of America, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Armour of America, Inc. as of December 31, 2005, and the related statements of operations, stockholder’s equity and cash flows for the period August 11, 2004 to December 2004 and the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that Armour of America, Inc. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Armour of America, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Denver, Colorado
January 31, 2006

Stark ♦ Winter ♦ Schenkein & Co., LLP ♦ Certified Public Accountants ♦ Financial Consultants

7535 East Hampden Avenue ♦ Suite 109 ♦ Denver, Colorado 80231
Phone: 303.694.6700 ♦ Fax: 303.694.6761 ♦ Toll Free: 888.766.3985 ♦ www.swscpas.com

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In U.S. dollars

	December 31,
	2005	2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,150,652	$6,734,512
Restricted collateral deposits and restricted held-to-maturity securities	3,897,113	6,962,110
Available for sale marketable securities	35,984	135,568
Trade receivables (net of allowance for doubtful accounts in the amounts of $176,180 and $55,394 as of December 31, 2005 and 2004, respectively)	11,747,876	8,266,880
Unbilled receivables	5,228,504	2,881,468
Other accounts receivable and prepaid expenses	2,264,331	1,339,393
Inventories	7,815,806	7,277,301

Total current assets	37,140,266	33,597,232

SEVERANCE PAY FUND	2,072,034	1,980,047

RESTRICTED DEPOSITS	779,286	4,000,000

PROPERTY AND EQUIPMENT, NET	4,252,931	4,600,691

INVESTMENT IN AFFILIATED COMPANY	37,500	—

OTHER INTANGIBLE ASSETS, NET	11,027,499	14,368,701

GOODWILL	29,559,157	39,745,516

	$84,868,673	$98,292,187

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In U.S. dollars

	December 31,
	2005	2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$5,830,820	$6,177,546
Other accounts payable and accrued expenses	5,630,108	5,818,188
Current portion of promissory notes due to purchase of subsidiaries	603,764	13,585,325
Short term bank credit and current portion of long term loans	2,036,977	181,352
Deferred revenues	603,022	618,229
Convertible debenture	11,492,238	—
Liabilities of discontinued operations	120,000	—

Total current liabilities	26,316,929	26,380,640

LONG TERM LIABILITIES
Accrued severance pay	3,657,328	3,422,951
Convertible debenture	8,590,233	1,754,803
Deferred revenues	—	163,781
Long term loan	—	20,891
Long-term portion of promissory note due to purchase of subsidiaries	—	980,296

Total long-term liabilities	12,247,561	6,342,722

COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)

MINORITY INTEREST	38,927	95,842

STOCKHOLDERS’ EQUITY:
Share capital -
Common stock - $0.01 par value each;
Authorized: 250,000,000 shares as of December 31, 2004 and 2003; Issued: 87,096,711 shares and 80,637,001 shares as of December 31, 2005 and 2004, respectively; Outstanding - 86,541,378 shares and 80,081,668 shares as of December 31, 2005 and 2004, respectively	870,969	806,370
Preferred shares - $0.01 par value each;
Authorized: 1,000,000 shares as of December 31, 2005 and 2004; No shares issued and outstanding as of December 31, 2005 and 2004	—	—
Additional paid-in capital	193,949,882	189,266,103
Accumulated deficit	(142,996,964)	(118,953,553)
Deferred stock compensation	(389,303)	(1,258,295)
Treasury stock, at cost (common stock - 555,333 shares as of December 31, 2005 and 2004)	(3,537,106)	(3,537,106)
Notes receivable from stockholders	(1,256,777)	(1,222,871)
Accumulated other comprehensive income	(375,445)	372,335

Total stockholders’ equity	46,265,256	65,472,983

	$84,868,673	$98,292,187

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In U.S. dollars

	Year ended December 31,
	2005	2004	2003

Revenues	$49,044,595	$49,953,846	$17,326,641

Cost of revenues	34,383,736	34,011,094	11,087,840

Gross profit	14,660,859	15,942,752	6,238,801

Operating expenses:
Research and development, net	1,300,429	1,731,379	1,053,408
Selling and marketing expenses	4,471,590	4,922,217	3,532,636
General and administrative expenses	14,862,435	10,656,866	5,857,876
Amortization of intangible assets	3,070,748	2,494,556	864,910
Impairment of goodwill and other intangible assets	12,256,756	320,279	—

Total operating costs and expenses	35,961,958	20,125,297	11,308,830

Operating loss	(21,301,099)	(4,182,545)	(5,070,029)
Other income	338,900	—	—
Financial income (expenses), net	(2,705,689)	(4,228,965)	(4,038,709)

Loss before minorities interests in loss (earnings) of a subsidiaries and tax expenses	(23,667,888)	(8,411,510)	(9,108,738)
Income taxes	(237,672)	(586,109)	(396,193)
Loss from affiliated company	(75,000)	—	—
Minorities interests in loss (earnings) of a subsidiaries	57,149	(44,694)	156,900
Loss from continuing operations	(23,923,411)	(9,042,313)	(9,348,031)

Income (loss) from discontinued operations	(120,000)	—	110,410
Net loss	$(24,043,411)	$(9,042,313)	$(9,237,621)

Deemed dividend to certain stockholders	$—	$(3,328,952)	$(350,000)

Net loss attributable to common stockholders	$(24,043,411)	$(12,371,265)	$(9,587,621)

Basic and diluted net loss per share from continuing operations	$(0.29)	$(0.13)	$(0.24)
Basic and diluted net loss per share from discontinued operations	$(0.00)	$0.00	$0.00
Basic and diluted net loss per share	$(0.29)	$(0.18)	$(0.25)

Weighted average number of shares used in computing basic and diluted net loss per share	82,209,300	69,933,057	38,890,174

.
The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In U.S. dollars

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Deferred stock compensation	Treasury stock	Notes receivable from stockholders	Accumulated other comprehensive loss	Total comprehensive income (loss)	Total stockholders’ equity
Balance as of January 1, 2003	35,701,594	$357,017	$114,082,584	$(100,673,619)	$(12,000)	$(3,537,106)	$(1,177,589)	$(1,786)		$9,037,501
Compensation related to warrants issued to the holders of convertible debentures			5,157,500							5,157,500
Compensation related to beneficial conversion feature of convertible debentures			5,695,543							5,695,543
Issuance of shares on conversion of convertible debentures	6,969,605	69,696	6,064,981				(9,677)			6,125,000
Issuance of shares on exercise of warrants	3,682,997	36,831	3,259,422							3,296,253
Issuance of shares to consultants	223,600	2,236	159,711							161,947
Compensation related to grant and reprcing of warrants and options issued to consultants			229,259							229,259
Compensation related to non-recourse loan granted to shareholder			38,500							38,500
Deferred stock com-pensation			4,750		(4,750)					—
Amortization of deferred stock com-pensation					8,286					8,286
Exercise of options by employees	689,640	6,896	426,668							433,564
Exercise of options by consultants	15,000	150	7,200							7,350
Conversion of convertible promissory note	563,971	5,640	438,720							444,360
Increase in investment in subsidiary against common stock issuance	126,000	1,260	120,960							122,220
Accrued interest on notes re-ceivable from stockholders			16,615				(16,615)			—
Other comprehensive income - foreign currency translation adjustment								106,215	$106,215	106,215
Net loss				(9,237,621)					(9,237,621)	(9,237,621)
									$(9,131,406)
Balance as of December 31, 2003	47,972,407	$479,726	$135,702,413	$(109,911,240)	$(8,464)	$(3,537,106)	$(1,203,881)	$104,429		$21,625,877

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In U.S. dollars

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Deferred stock compensation	Treasury stock	Notes receivable from stockholders	Accumulated other comprehensive loss	Total comprehensive income	Total stockholders’ equity
Balance as of January 1, 2004	47,972,407	$479,726	$135,702,413	$(109,911,240)	$(8,464)	$(3,537,106)	$(1,203,881)	$104,429		$21,625,877
Issuance of shares, net	14,138,491	141,384	24,252,939							24,394,323
Issuance of shares and warrants due to settlement of litigation	450,000	4,500	1,244,328							1,248,828
Issuance of shares to employees	40,000	400	92,800							93,200
Conversion of convertible debentures	3,843,728	38,437	3,754,279							3,792,716
Exercise of warrants by investors and others	11,363,342	113,633	19,119,638							19,233,271
Issuance of shares to consultants	90,215	902	198,489							199,391
Reclassification to liability in connection with warrants granted			(10,841,020)							(10,841,020)
Reclassification of liability to equity related to the fair value of warrants			10,514,181							10,514,181
Compensation related to non-recourse loan granted to shareholder			(10,000)							(10,000)
Deferred stock com-pensation related to options and restricted stock	740,000	7,400	2,074,057		(2,081,457)					—
Amortization of deferred stock com-pensation					831,626					831,626
Exercise of options by employees	897,248	8,972	1,101,172							1,110,144
Exercise of options by consultants	37,615	376	50,799							51,175
Issuance of shares in respect of FAAC acquisition	1,003,856	10,039	1,993,639							2,003,678
Accrued interest on notes re-ceivable from stockholders			18,990				(18,990)			—
Other comprehensive income - foreign currency translation adjustment								263,404	$263,404	263,404
Other comprehensive income - realized gain on available for sale marketable securities								4,502	4,502	4,502
Net loss				(9,042,313)					(9,042,313)	(9,042,313)
									$(8,774,407)
Balance as of December 31, 2004	80,576,902	$805,769	$189,266,704	$(118,953,553)	$(1,258,295)	$(3,537,106)	$(1,222,871)	$372,335		$65,472,983
The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In U.S. dollars

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Deferred stock compensation	Treasury stock	Notes receivable from stockholders	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)		Total stockholders’ equity
Balance as of January 1, 2005	80,637,001	$806,370	$189,266,103	$(118,953,553)	$(1,258,295)	$(3,537,106)	$(1,222,871)	$372,335	$		$65,472,983
Issuance of shares, net	4,754,964	47,551	3,898,185								3,945,736
Shares issued to convertible debenture holders	1,161,668	11,617	441,434								453,051
Shares issued to consultant	507,253	5,073	516,200								521,273
Compensation related to non-recourse loan granted to shareholder			(28,500)								(28,500)
Employee options exercise	15,825	158	17,034								17,192
Shares issued to employees	10,000	100	(100)								—
Deferred stock compensation related to options and restricted stock	50,000	500	50,500		(51,000)						—
Amortization of deferred stock compensation					674,712						674,712
Cancellation of deferred stock compensation as a result of forfeitures	(40,000)	(400)	(244,880)		245,280						—
Interest accrued on notes receivable from shareholders			33,906				(33,906)				—
Other comprehensive loss - foreign currency translation adjustment								(746,016)		(746,016)	(746,016)
Other comprehensive loss - unrealized gain on available for sale marketable securities								(1,764)		(1,764)	(1,764)
Net loss				(24,043,411)						(24,043,411)	(24,043,411)
Total comprehensive loss										$(24,791,191)
Balance as of December 31, 2005	87,096,711	$870,969	$193,949,882	$(142,996,964)	$(389,303)	$(3,537,106)	$(1,256,777)	$(375,445)			$46,265,256

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In U.S. dollars

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(24,043,411)	$(9,042,313)	$(9,237,621)
Less loss (profit) for the period from discontinued operations	120,000	—	(110,410)
Adjustments required to reconcile net loss to net cash used in operating activities:
Minorities interests in earnings (loss) of subsidiary	(57,149)	44,694	(156,900)
Loss from affiliated company	75,000	—	—
Depreciation	1,373,580	1,199,465	730,159
Amortization of intangible assets, capitalized software costs and impairment of intangible assets	15,453,584	2,888,226	879,311
Remeasurement of liability in connection to warrants granted	(377,803)	(326,839)	—
Accrued severance pay, net	68,839	(441,610)	3,693
Amortization of deferred stock compensation and compensation related to shares issued to employees	674,713	884,826	8,286
Mark up of loans to stockholders	—	(32,397)	(12,519)
Write-off of inventories	1,062,336	121,322	96,350
Impairment of property and equipment	34,243	—	68,945
Amortization of compensation related to warrants issued to the holders of convertible debentures and beneficial conversion feature	1,702,753	4,142,109	3,928,237
Amortization of deferred charges related to convertible debentures issuance	329,152	222,732	483,713
Amortization of prepaid financial expenses	—	—	236,250
Stock-based compensation related to grant of new warrants and repricing of warrants granted to consultants	—	—	229,259
Stock-based compensation related to shares issued and to be issued to consultants and shares granted as a donation	538,058	89,078	161,947
Stock-based compensation related to non-recourse note granted to stockholder	(28,500)	(10,000)	38,500
Interest accrued or paid on promissory notes due to acquisition	19,704	39,311	(66,793)
Interest accrued on restricted collateral deposits	—	(267,179)	—
Capital loss (gain) from sale of marketable securities	2,695	(4,247)	—
Amortization of premium related to restricted held to maturity securities	42,234	202,467	—
Capital loss (gain) from sale of property and equipment	3,172	(16,479)	(11,504)
Decrease (increase) in trade receivables	(3,608,950)	732,828	(820,137)
Decrease (increase) in other accounts receivable and prepaid expenses	(75,982)	(49,513)	40,520
Decrease (increase) in deferred tax assets	65,376	(89,823)	—
Increase in inventories	(1,710,528)	(2,040,854)	(193,222)
Increase in unbilled revenues	(2,347,036)	(1,581,080)	—
Decrease in deferred revenues	(178,988)	(91,271)	—
Increase (decrease) in trade payables	(224,987)	2,913,623	(986,022)
Increase (decrease) in other accounts payable and accrued expenses	32,269	(125,231)	1,677,668
Net cash used in operating activities from continuing operations	(11,055,626)	(638,155)	(3,012,290)
Net cash used in operating activities from discontinued operations	—	(214,041)	(313,454)
Net cash used in operating activities	$(11,055,626)	$(852,196)	$(3,325,744)

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In U.S. dollars
	Year ended December 31,
	2005	2004	2003
Cash flows from investing activities:
Purchase of property and equipment	(1,224,752)	(1,659,688)	(580,949)
Increase in capitalized software costs	(651,611)	(365,350)	(209,616)
Loans granted to stockholders	—	(1,036)	(13,737)
Repayment of loans granted to stockholders	—	32,397	9,280
Proceeds from sale of property and equipment	104,175	114,275	16,753
Proceeds from sale of marketable securities	91,936	90,016	—
Investment in marketable securities	—	(89,204)	—
Investment in affiliated company	(112,500)	—	—
Payment of transaction expenses in relation to previous year investment in subsidiary	(12,945)	—	—
Acquisition of Epsilor (1)	—	(7,190,777)	—
Acquisition of FAAC (2)	—	(12,129,103)	—
Acquisition of AoA (3)	—	(17,339,522)	—
Repayment of promissory notes related to acquisition of subsidiaries (1)(2)	(14,588,298)	(2,000,000)	(750,000)
Purchase of certain tangible and intangible assets	(150,000)	(150,000)	(196,331)
Increase in restricted cash and held to maturity securities	4,748,178	(9,809,091)	(72,840)
Net cash used in investing activities	(11,795,817)	(50,497,083)	(1,797,440)
Cash flows from financing activities:
Proceeds from issuance of shares, net	3,945,736	24,361,750	(6,900)
Proceeds from exercise of options to employees and consultants	17,192	1,148,819	440,914
Proceeds from exercise of warrants	—	19,233,271	3,296,254
Proceeds from issuance of convertible debentures, net of issuance expenses	16,430,767	—	13,708,662
Long term loan received	—	69,638	—
Repayment of long term loan	(71,238)	(65,674)	—
Increase (decrease) in short term bank credit	1,914,892	(376,783)	(74,158)
Payment on capital lease obligation	—	(4,145)	(4,427)
Net cash provided by financing activities	22,237,349	44,366,876	17,360,345
Increase (decrease) in cash and cash equivalents	(614,094)	(6,982,403)	12,237,161
Cash erosion due to exchange rate differences	30,234	31,790	(9,562)
Cash and cash equivalents at the beginning of the year	6,734,512	13,685,125	1,457,526
Cash and cash equivalents at the end of the year	$6,150,652	$6,734,512	$13,685,125
Supplementary information on non-cash transactions:
Issuance of shares and warrants against accrued expenses and restricted deposit	$56,577	$1,310,394	$—
Purchase of intangible assets against note receivable	$—	$—	$300,000
Increase of investment in subsidiary against issuance of shares of common stock	$—	$—	$123,480
Conversion of promissory note to shares of common stock	$—	$—	$450,000
Payment of principle installment of convertible debenture in shares	$453,051	$—	$—
Liability in connection to warrants granted	$44,231	$—	$—
Conversion of convertible debenture to shares of common stock	$—	$3,837,500	$6,125,000
Benefit due to convertible debentures and warrants	$—	$—	$10,853,043
Accrual for earn out in regard to subsidiary acquisition	$603,764	$13,435,325	$—
Supplemental disclosure of cash flows activities:
Cash paid during the year for:
Interest	$1,401,681	$532,750	$39,412
Taxes on income	$737,080	$969,009	$527,053

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
$7,190,777

*) During 2005 and 2004 amounts of $1,000,000 and $2,000,000, respectively, were repaid to the former shareholders of Epsilor.

(2)
In January 2004, the Company acquired all of the outstanding common stock of FAAC Incorporated (“FAAC”). The net fair value of the assets acquired and the liabilities assumed at the date of acquisition was as follows:

Working capital, excluding cash and cash equivalents	$1,796,791
Property and equipment	263,669
Intangible assets and goodwill	12,072,321
14,132,781
Issuance of shares, net	(2,003,678)
$12,129,103
*) During 2005, an additional amount of $13,588,298 was paid to the former shareholders of FAAC in respect of the earnout provisions of the acquisition agreement. The additional amount was charged to goodwill.

(3)
In August 2004, the Company acquired all of the outstanding common stock of Armour of America, Incorporated (“AoA”). The net fair value of the assets acquired and the liabilities assumed at the date of acquisition was as follows:

Working capital, excluding cash and cash equivalents	$3,219,728
Property and equipment	997,148
Intangible assets and goodwill	13,122,646
$17,339,522

See note 1.d. regarding additional earnout obligation to the former shareholder of AoA.
The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:-  GENERAL

a. Arotech Corporation (“Arotech” or the “Company”) and its subsidiaries are engaged in the development, manufacture and marketing of defense and security products, including advanced high-tech multimedia and interactive digital solutions for training of military, law enforcement and security personnel and sophisticated lightweight materials and advanced engineering processes to armor vehicles, and in the design, development and commercialization of its proprietary zinc-air battery technology for electric vehicles and defense applications. The Company is primarily operating through IES Interactive Training, Inc. (“IES”), a wholly-owned subsidiary based in Littleton, Colorado; FAAC Corporation, a wholly-owned subsidiary based in Ann Arbor, Michigan, and FAAC’s 80%-owned United Kingdom subsidiary FAAC Limited; Electric Fuel Battery Corporation, a wholly-owned subsidiary based in Auburn, Alabama; Electric Fuel Ltd. (“EFL”) a wholly-owned subsidiary based in Beit Shemesh, Israel; Epsilor Electronic Industries, Ltd., a wholly-owned subsidiary located in Dimona, Israel; MDT Protective Industries, Ltd. (“MDT”), a majority-owned subsidiary based in Lod, Israel; MDT Armor Corporation, a majority-owned subsidiary based in Auburn, Alabama; and Armour of America, Incorporated, a wholly-owned subsidiary based in Los Angeles, California.

Revenues derived from the Company’s largest customers in 2005, 2004 and 2003 are described in Note 16.d.

b. Acquisition of Epsilor:

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

Based upon a valuation of tangible and intangible assets acquired, Arotech has allocated the total cost of the acquisition to Epsilor’s net assets as follows:

Tangible assets acquired	$2,239,848
Intangible assets

Customer list	5,092,395
Goodwill	5,192,012
Liabilities assumed	(2,379,993)
Total consideration	$10,144,262

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

See Note 1.e. for pro forma financial information.

c. Acquisition of FAAC:

In January of 2004, the Company entered into a stock purchase agreement with the stockholders of FAAC Incorporated (“FAAC”), pursuant to the terms of which it acquired all of the issued and outstanding common stock of FAAC, a provider of driving simulators, systems engineering and software products to the United States military, government and private industry.

The Acquisition was accounted under the purchase method accounting. Accordingly, all assets and liabilities were recorded at their estimated market values as of the date acquired, and results of FAAC’s operations have been included in the consolidated financial statements commencing the date of acquisition. The consideration for the purchase consisted of (i) cash in the amount of $12.0 million, and (ii) the issuance of a total of 1,003,856 shares of the Company’s common stock, $0.01 par value per share, having a value of approximately $2.0 million. There was also an earn-out based on 2004 net pretax income. Based on FAAC’s 2004 net pretax income, the Company paid the former stockholders of FAAC an earnout of $13.6 million during 2005, in cash and through the issuance of a total of 3,479,465 shares of the Company’s common stock (see Note 13.b.5.). The total consideration of $27.7 million (including the earn-out as well as $137,991 of transaction costs) was determined based upon arm’s-length negotiations between the Company and FAAC’s stockholders.

In addition, the Company has a contingent earnout obligation in an amount equal to the net income realized by the Company from certain specific programs that were identified by the Company and the former shareholders of FAAC as appropriate targets for revenue increases in 2005. During 2005, the Company accrued an amount of $603,764 in respect of such earnout obligation against FAAC’s goodwill. Although the former shareholders of FAAC have indicated to the Company their belief that the specific programs identified include more orders than those with respect to which the Company has made accrual in respect of this earnout obligation, the Company believes there is no basis for this claim (see note 11.e.3.).

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:-  GENERAL (Cont.)

Based upon a valuation of tangible and intangible assets acquired, Arotech has allocated the total cost of the acquisition (including earnout obligation accrued as of December 31, 2005) to FAAC’s assets and liabilities as follows:

Tangible assets acquired	$4,833,553
Intangible assets
Technology	4,610,000
Backlog	636,000
Customer list	1,125,000
Trademarks	374,000
Goodwill	19,522,343
Liabilities assumed	(2,770,843)
Total consideration	$28,330,053

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

See Note 1.e. for pro forma financial information.

d. Acquisition of AoA:

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

The total purchase price consisted of $19,000,000 in cash, with additional possible earn-outs if AoA is awarded certain material contracts. An additional $3,000,000 was to be paid into an escrow account pursuant to the terms of an escrow agreement, to secure a portion of the Earnout Consideration. These funds are currently being held by the seller of AoA. Pursuant to the purchase agreement, the total consideration, sale price plus Earnout Consideration, will not be in excess of $40,000,000. When the contingency on the earn-out provision is resolved, the additional consideration, if any, will be recorded as additional purchase price. The purchase price also included $131,177 of transaction costs. The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values at the date the acquisition was completed.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:-  GENERAL (Cont.)

Based upon a valuation of tangible and intangible assets acquired, Arotech has allocated the total cost of the acquisition (including earnout obligation accrued as of December 31, 2005), to AoA’s assets and liabilities as follows :

Tangible assets acquired	6,346,316
Intangible assets
Certifications	246,969
Backlog	1,512,000
Customer relationships	490,000
Tradename /Trademark	70,000
Covenants not to compete	260,000
Goodwill	11,757,812
Liabilities assumed	(347,770)
Total consideration	$20,335,327

Intangible assets, excluding trademarks, which are not subject to amortization, in the amount of $2,508,969 have a weighted-average useful life of approximately two years.

In connection with the Company’s acquisition of AoA, the Company has a contingent earnout obligation in an amount equal to the revenues realized by the Company from certain specific programs that were identified by the Company and the former shareholder of AoA as appropriate targets for revenue increases. The earnout provides that if AoA receives certain types of orders from certain specific customers prior to December 31, 2006 (“Additional Orders”), then upon shipment of goods in connection with such Additional Orders, the former shareholder of AoA will be paid an earnout based on revenues, up to a maximum of an additional $6 million. During 2005, the Company accrued an amount of $1,204,150 in respect of such earnout obligation.

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

See Note 1.f. for impairment information.

See Note 1.e. for pro forma financial information.

e. Pro forma results

In January 2004, the Company acquired FAAC and Epsilor, as more fully described in “Note 1.b. - Acquisition of Epsilor” and “Note 1.c. - Acquisition of FAAC,” above, in August 2004, the Company acquired AoA, as more fully described in “Note 1.d. - Acquisition of AoA,” above (the “Acquisitions”). The following summary pro forma information includes the effects of the Acquisitions on the operating results of the Company. The following unaudited pro forma data for 2004 and 2003 are presented as if the Acquisitions had been completed on January 1, 2004 and 2003, respectively.

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

	Year Ended December 31,
	2004	2003
	(Unaudited)
Total revenues	$61,086,697	$39,680,394
Gross profit	22,528,254	17,214,249
Net loss	(5,810,114)	(6,959,174)
Deemed dividend of common stock attributable to certain stockholders	(3,328,952)	(350,000)
Net loss attributable to stockholders of common stock	$(9,139,066)	$(7,309,174)

Basic and diluted net loss per share	$(0.13)	$(0.14)
Weighted average number of shares used in computing basic net loss per share	69,933,057	52,966,330

f. Impairment of goodwill and other intangible assets:

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

During 2005, the Company performed impairment test of goodwill, based on management’s projections and using expected future discounted operating cash flows and as response to several factors, including without limitation the reduced sales in AoA (a component of the Company’s Armor Division) the fact that AoA failed to meet its projections, the decision of the General Manager of AoA and his new supervisor to leave the employ of AoA and the Company, respectively, and general uncertainty about the market for AoA’s products in general and AoA’s business in particular; specifically, the delay or loss of several potential orders, decisions by customers to utilize methods of armor not produced by AoA (hard armor instead of soft armor), the change in U.S. military priorities from acquiring new armor to funding the ground forces in Iraq and Afghanistan. Furthermore, following Hurricane Katrina, substantial funds earmarked for defense were delayed to provide funds for hurricane relief. As of December 31, 2005, as a result of this impairment test, the Company identified in AoA an impairment of goodwill in the amount of $11,757,812.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:-  GENERAL (Cont.)

The Company and its subsidiaries’ long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2004 the Company identified an impairment of the technology previously purchased from Bristlecone and as a result has recorded an impairment loss in the amount of $320,279. As of December 31, 2005 the Company identified an impairment of backlog, trademarks and a covenant not to compete previously identified with respect to the AoA acquisition and as a result recorded an impairment loss in the amount of $498,944.

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

b. Financial statements in U.S. dollars:

A majority of the revenues of the Company and most of its subsidiaries and its subsidiaries’ affiliates is generated in U.S. dollars. In addition, a substantial portion of the Company’s and most of its subsidiaries costs are incurred in U.S. dollars (“dollar”). Management believes that the dollar is the primary currency of the economic environment in which the Company and most of its subsidiaries operate. Thus, the functional and reporting currency of the Company and most of its subsidiaries is the dollar. Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (“SFAS No. 52”). All transaction, gains and losses from the remeasured monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses, as appropriate.

The majority of transactions of MDT and Epsilor are in New Israel Shekels (“NIS”) and a substantial portion of MDT’s and Epsilor’s costs is incurred in NIS. Management believes that the NIS is the functional currency of MDT and Epsilor. Accordingly, the financial statements of MDT and Epsilor have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts has been translated using the weighted average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive loss in stockholders’ equity

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

c. Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

d. Cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with maturities of three months or less when acquired.

e. Restricted collateral deposits

Restricted cash is primarily invested in highly liquid deposits which are used as a security for the Company’s guarantee performance, its liability to a former shareholder of its acquired subsidiary and for the company’s liability for interest payments related to its convertible debentures.

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

At December 31, 2005 the Company and its subsidiaries classified its investment in marketable securities as available-for-sale.

Investment in trust funds are classified as available-for-sale and stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of income.

g. Inventories:

Inventories are stated at the lower of cost or market value. Inventory write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence and for market prices lower than cost. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made to write inventory down to its market value. In 2005, 2004 and 2003, the Company wrote off $1,062,336, $121,322 and $96,350 of obsolete inventory respectively, which has been included in the cost of revenues.

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

h. Property and equipment:

Property and equipment are stated at cost net of accumulated depreciation and investment grants received from the State of Israel for investments in fixed assets under the Investment Law (no investment grants were received during 2005, 2004 and 2003).

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

See Note 1.f. regarding the impairment test.

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

The Company and its subsidiaries’ long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets

See Note 1.f. regarding the impairment test.

k. Revenue recognition:

The Company is a defense and security products and services company, engaged in three business areas: interactive simulation for military, law enforcement and commercial markets; batteries and charging systems for the military; and high-level armoring for military, paramilitary and commercial vehicles. During 2005, the Company and its subsidiaries recognized revenues as follows: (i) from the sale and customization of interactive training systems and from the maintenance services in connection with such systems (Simulation and Training Division); (ii) from revenues under armor contracts and for service and repair of armored vehicles (Armor Division); (iii) from the sale of batteries, chargers and adapters to the military, and under certain development contracts with the U.S. Army (Battery and Power Systems Division); and (iv) from the sale of lifejacket lights (Battery and Power Systems Division.

Revenues from the Battery and Power Systems Division products and Armor Division are recognized in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable, collectability is probably, and no further obligation remains.

Revenues from contracts that involve customization of FAAC’s simulation system to customer specific specifications are recognized in accordance with Statement Of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” using contract accounting on a percentage of completion method, in accordance with the “Input Method.” The amount of revenue recognized is based on the percentage to completion achieved. The percentage to completion is measured by monitoring progress using records of actual time incurred to date in the project compared to the total estimated project requirement, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. As of December 31, 2005, $485,877 estimated losses were identified.

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

Maintenance and support revenue included in multiple element arrangements is deferred and recognized on a straight-line basis over the term of the maintenance and support services. Revenues from training are recognized when it is performed. The VSOE of fair value of the maintenance, training and support services is determined based on the price charged when sold separately or when renewed.

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

m. Warranty:

The Company offers up to one year warranty for most of its products. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. The Company estimates the costs that may be incurred under its basic limited warranty, including parts and labor. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs as the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. As of December 31, 2005, warranty liability is not material.

n. Research and development cost:

SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs, subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model or a detailed program design. Research and development costs incurred in the process of developing product improvements or new products, are generally charged to expenses as incurred, when applicable. Significant costs incurred by the Company between completion of the working model or a detailed program design and the point at which the product is ready for general release, have been capitalized. Capitalized software costs will be amortized by the greater of the amount computed using the: (i) ratio that current gross revenues from sales of the software bears to the total of current and anticipated future gross revenues from sales of that software, or (ii) the straight-line method over the estimated useful life of the product (two to five years). The Company assesses the recoverability of this intangible asset on a regular basis by determining whether the amortization of the asset over its remaining life can be recovered through undiscounted future operating cash flows from the specific software product sold. Based on its most recent analyses, management believes that no impairment of capitalized software development costs exists as of December 31, 2005

o. Income taxes:

The Company and its subsidiaries account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This Statement prescribes the use of the liability method, whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiaries provide a valuation allowance, if necessary, to reduce deferred tax assets to its estimated realizable value.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

p. Concentrations of credit risk:

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

q. Basic and diluted net loss per share:

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

All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per common share because all such securities are anti-dilutive for all periods presented. The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share was 35,894,854, 31,502,158 and 22,194,211 for the years ended December 31, 2005, 2004 and 2003, respectively.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

r. Accounting for stock-based compensation

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

The fair value for the options to employees was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions: risk-free interest rates of 4.28%, 3.63% and 2.54% for 2005, 2004 and 2003, respectively; a dividend yield of 0.0% for each of those years; a volatility factor of the expected market price of the common stock of 0.76 for 2005, 0.81 for 2004 and 0.67 for 2003; and a weighted-average expected life of the option of three years for 2005, and five years for 2004 and 2003.

The following table illustrates the effect on net income and earnings per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation:

	Year ended December 31,
	2005	2004	2003
Net loss as reported	$(24,043,411)	$(9,042,313)	$(9,237,621)
Add: Stock-based compensation expenses included in reported net loss	674,712	831,626	8,286
Deduct: Stock-based compensation expenses determined under fair value method for all awards	(2,461,787)	(2,741,463)	(1,237,558)
	$(25,830,486)	$(10,952,150)	$(10,466,893)
Loss per share:
Basic and diluted, as reported	$(0.29)	$(0.18)	$(0.25)
Diluted, pro forma	$(0.31)	$(0.16)	$(0.27)

s. Fair value of financial instruments:

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

t. Severance pay:

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

In addition and according to certain employment agreements, the Company is obligated to provide for a special severance pay in addition to amounts due to certain employees pursuant to Israeli severance pay law. The Company has made a provision for this special severance pay in accordance with Statement of Financial Accounting Standard No. 106, “Employer’s Accounting for Post Retirement Benefits Other than Pensions.” As of December 31, 2005 and 2004, the accumulated severance pay in that regard amounted to $1,732,955 and $1,642,801, respectively.

Pursuant to the terms of the employment agreement between the Company and its Chief Executive Officer, funds to secure payment of the Chief Executive Officer’s contractual severance are to be deposited in a Rabbi Trust for the benefit of the Chief Executive Officer, with payments to the Rabbi Trust to be made pursuant to an agreed-upon schedule. As of December 31, 2005, the balance of this Rabbi Trust was $454,859. Pursuant to the terms of the Rabbi Trust, funds in the Rabbi Trust continue to be owned by the Company, which benefits from all gains and bears the risk of all losses resulting from investments of Rabbi Trust funds.

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies and includes immaterial profits.

Severance expenses for the years ended December 31, 2005, 2004 and 2003 amounted to $639,952, $460,178 and $219,857, respectively.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

u. Advertising costs:

The Company and its subsidiaries expense advertising costs as incurred. Advertising expense for the years ended December 31, 2005, 2004 and 2003 was approximately $149,781, $13,271 and $34,732, respectively.

v. New accounting pronouncements:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123(R)”), which is a revision of FASB No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123. However, SFAS 123 permitted, but not required, share-based payments to employees to be recognized based on their fair values while SFAS 123(R) requires all share-based payments to employees to be recognized based on their fair values. SFAS 123(R) also revises, clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. The new standard will be effective for the Company in the first interim period beginning after December 15, 2005.

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

The Company plans to adopt SFAS No. 123(R) using the modified prospective method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2.r. above to the Company’s consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS No. 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company expects that the adoption of SAB 107 will have an impact on its results of operations and net earnings per share as the Company will be required to expense the fair value of all share-based payments.

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

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” (“SFAS No. 151”). SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of SFAS No. 151 will have a material effect on its financial position or results of operations

In November 2005, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted by the Company in the second quarter of fiscal 2006. The Company does not expect the adoption of FSP 115-1 to have a significant effect on its consolidated financial statements.

w. Reclassification:
Certain prior period amounts have been reclassified to conform to the current period presentation.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 3:- RESTRICTED COLLATERAL DEPOSITS AND RESTRICTED HELD-TO-MATURITY SECURITIES

	December 31,
	2005	2004
Short-term:
Restricted, held to maturity, bonds in connection with FAAC earn out (Note 1.c.)(1)	$—	$5,969,413
AoA earnout (Note 1.d.)	1,795,850	—
Deposits in connection with FAAC projects	548,973	650,989
Restricted cash in connection with interest payment to convertible debenture holders.	1,395,079	—
Other	157,211	341,708
Total short-term	3,897,113	6,962,110
Long-term:
Restricted cash in connection with interest payment to convertible debenture holders.	779,286	—
Restricted cash in connection with AoA earn out (Note 1.d.)	—	3,000,000
Restricted deposit in connection with Epsilor acquisition (Note 1.b.)	—	1,000,000
Total long-term	779,286	4,000,000
	$4,676,399	$10,962,110

(1) The following is a summary of held-to-maturity securities at December 31, 2005 and 2004:

	Amortized cost		Unrealized losses		Estimated fair value
	2005	2004	2005	2004	2005	2004
Obligations of States and political subdivisions	$—	$1,012,787	$—	$(1,870)	$—	$1,010,917
Corporate obligations	—	4,956,626	—	(11,966)	—	4,944,660

	$—	$5,969,413	$—	$(13,836)	$—	$5,955,577

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 4: - AVAILABLE FOR SALE MARKETABLE SECURITIES

The following is a summary of investments in marketable securities as of December 31, 2005 and 2004:

	Cost		Unrealized gains		Estimated fair value
	2005	2004	2005	2004	2005	2004
Available for sale marketable securities	$32,558	$130,061	$3,426	$5,507	$35,984	$135,568

NOTE 5:- OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2005	2004
Government authorities	$460,265	$433,427
Employees	65,735	217,948
Prepaid expenses	1,360,589	490,357
Deferred taxes	64,820	135,482
Other	312,922	62,179
	2,397,875
	$2,264,331	$1,339,393

NOTE 6:-  INVENTORIES

	December 31,
	2005	2004
Raw and packaging materials	$3,296,453	$3,969,400
Work in progress	3,697,361	1,996,139
Finished products	821,992	1,311,762

	$7,815,806	$7,277,301

NOTE 7:-  PROPERTY AND EQUIPMENT, NET

a. Composition of property and equipment is as follows:

	December 31,
	2005	2004
Computers and related equipment	$3,081,029	$2,788,398
Motor vehicles	704,718	620,001
Office furniture and equipment	786,958	830,621
Machinery, equipment and installations	7,716,598	7,464,470
Leasehold improvements	1,399,683	1,321,025
Demo inventory	369,995	141,961

	$14,058,981	$13,166,476

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 7:-  PROPERTY AND EQUIPMENT, NET (Cont.)

	December 31,
	2005	2004
Accumulated depreciation:
Computers and related equipment	2,328,549	1,995,392
Motor vehicles	233,745	163,817
Office furniture and equipment	474,127	451,998
Machinery, equipment and installations	5,729,563	5,143,186
Leasehold improvements	974,666	811,392
Demo inventory	65,400	-

	9,806,050	8,565,785

Depreciated cost	$4,252,931	$4,600,691

b. Depreciation expense amounted to $1,308,180, $1,199,465 and $730,159 for the years ended December 31, 2005, 2004 and 2003, respectively.

As for liens, see Note 11.d.

NOTE 8:-  OTHER INTANGIBLE ASSETS, NET

a.
	Year ended December 31,
	2005	2004
Cost:
Technology	$6,841,746	$6,841,746
Capitalized software costs	1,226,579	574,967
Backlog	2,194,000	2,194,000
Covenants not to compete	359,000	359,000
Customer list	7,548,645	7,548,645
Certification	246,969	246,969

	18,416,939	17,765,327
Exchange differences	(171,587)	125,455
Less - accumulated amortization	(7,267,630)	(4,070,802)
Less - impairment	(819,223)	(320,279)

Amortized cost	10,158,499	13,499,701
Trademarks	869,000	869,000

	$11,027,499	$14,368,701

b. Amortization and impairment expenses amounted to $3,695,772, $2,888,226 and $879,311 for the years ended December 31, 2005, 2004 and 2003.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 8:-  OTHER INTANGIBLE ASSETS, NET (Cont.)

c. Estimated amortization expenses, except capitalized software costs, for the years ended

Year ended December 31,
2006	$1,825,331
2007	1,381,883
2008	1,276,075
2009	1,235,632
2010 and forward	3,467,873
$9,186,794

NOTE 9:-  SHORT-TERM BANK CREDIT AND LOANS

The Company has a $5.2 million authorized credit line from certain banks, of which $206,000 is denominated in NIS and carries an interest rate of approximately prime + 2.8% and $ 5.0 million of which is denominated in dollars and carries an interest rate of prime + 0.25%. As of December 31, 2005, $4.0 million was utilized, out of which $2.0 million is related to letter of credit issued to one of the customers of one of the Company’s subsidiaries.

This line of credit is secured by the accounts receivable, inventory and marketable securities of the relevant subsidiary of the Company.

In addition the Company has an automobile purchase loan, that will be repaid in June 2006. This loan is denominated in NIS and carries an interest rate of 6.0%. The loan is secured by the automobile purchased with the proceeds of the loan.

NOTE 10:- OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2005	2004
Employees and payroll accruals	$1,443,154	$1,534,295
Accrual for expected loss	485,877	-
Accrued vacation pay	504,342	469,527
Accrued expenses	1,788,558	1,770,348
Minority balance	172,871	243,116
Government authorities	439,975	1,036,669
Advances from customers	795,331	746,819
Other	-	17,414

	$5,630,108	$5,818,188

NOTE 11:- COMMITMENTS AND CONTINGENT LIABILITIES

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 11:- COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

Royalties paid or accrued for the years ended December 31, 2005, 2004 and 2003 to the OCS amounted to $28,502, $17,406 and $435, respectively.

As of December 31, 2005, the total contingent liability to the OCS was approximately $10,261,000. The Company regards the probability of this contingency coming to pass in any material amount to be low.

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

No royalties were paid or accrued to the BIRD-F in each of the three years in the period ended December 31, 2005.

As of December 31, 2005, the total contingent liability to pay BIRD-F (150%) was approximately $772,000. The Company regards the probability of this contingency coming to pass in any material amount to be low.

b. Lease commitments:

The Company and its subsidiaries rent their facilities under various operating lease agreements, which expire on various dates, the latest of which is in 2009. The minimum rental payments under non-cancelable operating leases are as follows:

Year ended December 31
2006	$826,367
2007	$685,552
2008	$213,909
2009	$103,715
2010	$96,840

Total rent expenses for the years ended December 31, 2005, 2004 and 2003 were approximately $1,022,396, $868,900 and $484,361, respectively.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 11:- COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

c. Guarantees:

The Company obtained bank guarantees in the amount of $202,000 in connection (i) obligations of two of the Company’s subsidiaries to the Israeli customs authorities and (ii) obligation of one of the Company’s subsidiaries to secure inventory received from one of its customers. In addition, the Company issued a letter of credit in amount of $2,000,000 to one of its subsidiary’s customers.

The Company’s active United States subsidiaries act as guarantors of the Company’s obligations under its senior secured convertible notes.

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

The Company has granted to the holders of its senior secured convertible notes (i) a second position security interest in the stock of MDT Armor Corporation, IES Interactive Training, Inc. and M.D.T. Protective Industries, Ltd. (junior to the security interest of the holders of its 8% secured convertible debentures) and in the assets of FAAC Incorporated (junior to the security interest of a bank that extends to FAAC Corporation a $5 million line of credit) and in any stock that the Company acquires in future Acquisitions (as defined in the securities purchase agreement) and (ii) a first position security interest in the assets of all of the Company’s other active United States subsidiaries.

EFL has granted to its former CEO a security interest in certain of its property located in Beit Shemesh, Israel, to secure sums due to him pursuant to the terms of the settlement agreement with him.

FAAC has a $5.0 million line of credit secured by all of its accounts receivable, unbilled revenues and inventory.

Epsilor has recorded a lien on all of its assets in favor of its banks to secure lines of credit and loans received. In addition the company has a specific pledge on assets in respect of which government guaranteed loan were given.

See also Note 7 regarding automobiles purchased in EFL and Epsilor.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 11:- COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

e. Litigation and other claims:

As of December 31, 2005, there were no pending legal proceedings to which the Company was a party, other than ordinary routine litigation incidental to its business, except as follows:

1. In December 2004, AoA filed an action against a U.S. government defense agency, seeking approximately $2.2 million in damages for alleged improper termination of a contract. In its answer, the government agency counterclaimed, seeking approximately $2.1 million in reprocurement expenses. AoA is preparing its answer to the counterclaim. At this stage in the proceedings, the Company and its legal advisors cannot determine with any certainty whether AoA will have any liability and, if so, the extent of that liability.

2. In the beginning of 2005 a competitor of FAAC brought an action against FAAC and a municipal transport agency, alleging, inter alia, that the municipal transport agency and FAAC have conspired to violate federal and state antitrust laws and have engaged in unfair competition with respect to this competitor. The competitor seeks unspecified monetary damages from FAAC and the municipal transport agency and injunctive relief. A motion to dismiss brought by FAAC and the municipal transport agency is pending. At this stage in the proceedings, the Company and its legal advisors cannot determine with any certainty whether FAAC will have any liability and, if so, the extent of that liability.

3. The Company has received a preliminary indication that there may be a dispute regarding the amount that it owes the former shareholders of FAAC Incorporated in respect of their earnout for 2005. Pursuant to the purchase agreement and a side letter, the Company is obligated to pay the former shareholders of FAAC an amount equal to “the net income realized by FAAC Incorporated from the Stryker Driver Simulator Program with the U.S. Army.” Subsequently, the U.S. Army added additional programs, all of which it classified generally as the “Common Driver Training Program” (CDT). The former shareholders of FAAC have indicated their belief that the 2005 earnout is due on the entire CDT program, which would equal an additional amount of $3.5 million. The Company, on advice of counsel, takes the position that the 2005 earnout is due only on the Stryker part of the CDT program, relying on the specific language of the side letter. While this is a factual issue as to which there can be no clear answer, the Company believes it has the stronger argument in this matter. Based on the Company’s and its counsel’s position, the Company accrued the amount of $603,764 in respect of 2005 earnout as of December 31, 2005.

NOTE 12:- CONVERTIBLE DEBENTURES AND DETACHABLE WARRANTS

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

In U.S. dollars

NOTE 12:- CONVERTIBLE DEBENTURES AND DETACHABLE WARRANTS (Cont.)

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

During 2004, the Company recorded expenses of $372,600 attributable to amortization due to conversion of the convertible debenture into shares.

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

As of December 31, 2005, principal amount of $150,000 remained outstanding under these debentures.

As part of the securities purchase agreement on September 30, 2003, the Company issued to the purchasers of its 8% secured convertible debentures due September 30, 2006, warrants to purchase an aggregate of 1,250,000 shares of common stock at any time prior to September 30, 2006 at a price of $1.4375 per share.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 12:- CONVERTIBLE DEBENTURES AND DETACHABLE WARRANTS (Cont.)

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

During 2004 and 2005, the Company recorded expenses of $613,263 and 29,603, respectively, of which $191,895 and 29,603, respectively, was attributable to amortization of the beneficial conversion feature of the convertible debenture over its term and $421,368 and 0, respectively, was attributable to amortization due to conversion of the convertible debenture into shares.

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

As of December 31, 2005, principal amount of $4,387,500 remained outstanding under these convertible debentures.

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

In U.S. dollars

NOTE 12:- CONVERTIBLE DEBENTURES AND DETACHABLE WARRANTS (Cont.)

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

During 2004 an aggregate of 1,500,000 shares were issued pursuant to exercise of these warrants. Out of these warrants, the holders of 1,125,000 warrants exercised their warrants on July 14, 2004 were granted an additional warrants to purchase 1,125,000 shares of common stock of the Company at an exercise price per share of $1.38. See also Note 13.f.3.

During 2004 and 2005, the Company recorded expenses of $3,156,246 and $1,562,378, respectively, of which $1,782,561 and $1,562,378, respectively, was attributable to amortization of the beneficial conversion feature of the convertible debenture over its term and $1,373,685 and $0, respectively, was attributable to amortization due to conversion of the convertible debenture into shares.

d. Senior Secured Convertible Notes due March 31, 2008

Pursuant to the terms of a Securities Purchase Agreement dated September 29, 2005 (the “Purchase Agreement”) by and between the Company and certain institutional investors, the Company issued and sold to the investors an aggregate of $17.5 million principal amount of senior secured notes having a final maturity date of March 31, 2008.

Under the terms of the Purchase Agreement, the Company granted the investors (i) a second position security interest in the stock of MDT Armor Corporation, IES Interactive Training, Inc. and M.D.T. Protective Industries, Ltd. (junior to the security interest of the holders of the Company’s 8% secured convertible debentures due September 30, 2006)and in the assets of FAAC Incorporated (junior to a bank that extends to FAAC Incorporated a $5 million line of credit) and in any stock that the Company acquires in future acquisitions, and (ii) a first position security interest in the assets of all of the Company’s other active United States subsidiaries. The Company’s active United States subsidiaries are also acting as guarantors of the Company’s obligations under the Notes.

As of December 31, 2005, principal amount of $17.0 million remained outstanding under these convertible notes.

The Notes are convertible at the investors’ option at a fixed conversion price of $1.00. The Notes bear interest at a rate equal to six month LIBOR plus 6% per annum, subject to a floor of 10% and a cap of 12.5%. The Company will repay the principal amount of the Notes over a period of two and one-half years, with the principal amount being amortized in twelve payments payable at the Company’s option in cash and/or stock, provided certain conditions are met. In the event the Company elects to make such payments in stock, the price used to determine the number of shares to be issued will be calculated using an 8% discount to the average trading price of the Company’s common stock during 17 of the 20 consecutive trading days ending two days before the payment date.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 12:- CONVERTIBLE DEBENTURES AND DETACHABLE WARRANTS (Cont.)

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

This transaction was accounted according to APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” and Emerging Issue Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”). The fair value of the warrants granted in respect of convertible debentures was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 3.87%, a volatility factor 53%, divi-dend yields of 0% and a contractual life of one year.

In connection with these convertible notes, the Company recorded a deferred debt discount of $422,034 with respect to the discount arising from fair value allocation of the warrants according to APB No. 14, which is being amortized from the date of issuance to the stated redemption date - March 31, 2008 - or the actual conversion date, if earlier, as financial expenses.

The Company has also considered EITF No. 05-2, “The Meaning of Conventional Convertible Debt Instrument” in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”. Accordingly, the Company has concluded that these convertible notes would be considered as conventional convertible debt and therefore EITF 00-19 do not apply to them.

As to EITF 00-19, since the terms of the warrants referred to above provided that upon exercise of a warrant the Company could issue only stock that had been registered with the SEC (which occurred in December 2005) and therefore freely tradable, in accordance with Emerging Issues Task Force No 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” their fair value was recorded as a liability at the closing date. Such fair value was remeasured at each subsequent cut-off date. The fair value of these warrants was remeasured as at December 31, 2005 using the Black-Scholes pricing model assuming a risk free interest rate of 3.87%, a volatility factor of 64%, dividend yields of 0% and a contractual life of approximately nine months. The change in the fair value of the warrants between the date of the grant and December 31, 2005 in the amount of $377,803 has been recorded as finance income.

During 2005, the Company recorded expenses of $110,771 attributable to amortization of the deferred debt discount arising from the fair value allocation of the warrants.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 12:- CONVERTIBLE DEBENTURES AND DETACHABLE WARRANTS (Cont.)

The Company’s Notes provide for repayment in twelve equal installments. Installments may be paid in cash or, at the Company’s option (subject to certain conditions), in stock. If the Company elects to make a payment in stock, it must give notice 24 trading days prior to the date the installment is due, and issue shares of its stock to the holders of the Note based on a conversion price of $1.00. Thereafter, based on a price of 92% of the average price of the stock during 17 of the trading days between the notice date and the installment payment date, the Company issues additional shares based on the amount, if any, by which the average price of the stock was less than $1.00. In December 2005, pursuant to the terms of the Notes, the Company made the first installment of a scheduled $1,458,333 principal repayment in shares of common stock by requesting its stock transfer agent to issue a total of 1,458,335 shares to the holders of the notes. Of these shares, 1,161,668 shares were issued prior to December 31, 2005, which at the share value assigned pursuant to the procedures established in the notes was equal to repayment of $453,051, and the remaining 296,667 shares were, for technical reasons, issued in early January 2006.

e. The Company’s debt agreements contain customary affirmative and negative operations covenants that limit the discretion of its management with respect to certain business matters and place restrictions on it, including obligations on the Company’s part to preserve and maintain assets and restrictions on its ability to incur or guarantee debt, to merge with or sell its assets to another company, and to make significant capital expenditures without the consent of the debenture holders, as well as granting to the Company’s investors a right of first refusal on any future financings, except for underwritten public offerings in excess of $30 million. Management does not believe that this right of first refusal will materially limit the Company’s ability to undertake future financings.

NOTE 13:- STOCKHOLDERS’ EQUITY

a. Stockholders’ rights:

The Company’s shares confer upon the holders the right to receive notice to participate and vote in the general meetings of the Company and right to receive dividends, if and when declared.

b. Issuance of common stock to investors and in respect of acquisitions:

1. In September 2003, the Company acquired an additional 12% interest in MDT Armor Corporation and an additional 24.5% interest in MDT Protective Industries, Ltd. in exchange for the issuance to AGA Means of Protection and Commerce, Ltd. of 126,000 shares of its common stock.

2. In January 2004, the Company issued an aggregate of 9,840,426 shares of common stock at a price of $1.88 per share, or a total purchase price of $18,500,000, to a several institutional (see also Note 13.f.2.). Finance expenses in connection with this issuance totaled $692,500.

3. In July 2004, pursuant to a Securities Purchase Agreement dated July 15, 2004, the Company issued an aggregate of 4,258,065 shares of common stock at a price of $1.55 per share, or a total purchase price of $6,600,000, to a group of investors (see also Note 13.f.3.).

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:- STOCKHOLDERS’ EQUITY (Cont.)

4. In May 2005, the Company issued an aggregate of 1,275,500 shares of common stock at a price of $1.00 per share, or a total purchase price of $1,275,500, to several institutional investors.

5. In connection with the satisfaction by the Company of the provision of the FAAC purchase agreement related to an earn-out based on 2004 net pretax income, the Company, in May 2005, issued to the former shareholders of FAAC a total of 3,479,464 shares, which together with cash paid by the Company to the former shareholders of FAAC, was sufficient to satisfy the Company’s obligation in respect of this earn-out provision.

c. Issuance of common stock to service providers and employees, in settlement of litigation, and as donations to charities

1. In July 2003, the Company issued 215,294 shares of common stock to a consultant as commissions on battery orders. At the issuance date, the fair value of these shares was determined both by the value of the shares issued as reflected by the market price at the issuance date and by the value of the services provided and amounted to $154,331 in accordance with EITF 96-18. In accordance with EITF 96-18, the Company recorded this compensation expense of $154,331 during the year 2003 and included this amount in marketing expenses.

2. In November 2003, the Company issued 8,306 shares of common stock to a consultant as commissions on battery orders. At the issuance date, the fair value of these shares was determined by the fair market value of the shares issued as reflected by their market price at the issuance date and by the value of the services provided and amounted to $7,616 in accordance with EITF 96-18. In accordance with EITF 96-18, the Company recorded this compensation expense of $7,616 during the year 2003 and included this amount in marketing expenses.

3. Beginning in January 2004, the Company entered into a consulting agreement with one of its directors pursuant to which the director agreed to aid the Company in identifying potential acquisition candidates, in exchange for a commission. The Company also agreed to issue to this director, at par value, a total of 32,000 shares of its common stock, the value of which was to be deducted from any transaction fees paid. 16,000 of these shares were earned and issued prior to termination of this agreement in August 2004. At the issuance date, the fair value of these shares was determined both by the value of the shares issued as reflected by their market price at the issuance date and by the value of the services provided and amounted to $28,160 in accordance with EITF 96-18. In accordance with EITF 96-18, the Company recorded this compensation expense of $28,160 during the year 2004 and included this amount in general and administrative expenses

4. In February 2004, the Company issued 74,215 shares of common stock to a consultant as commissions on battery orders. At the issuance date, the fair value of these shares was determined both by the value of the shares issued as reflected by their market price at the issuance date and by the value of the services provided and amounted to $171,680 in accordance with EITF 96-18. In accordance with EITF 96-18, the Company accrued this compensation expense of $171,680 during the year 2003 and included this amount in selling and marketing expenses.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:- STOCKHOLDERS’ EQUITY (Cont.)

5. In June 2004 the Company sold 40,000 shares of the Company’s common stock at a price of $1.00 per share to one of its employees. At the issuance date, the fair value of these shares was determined by the fair market value of the shares issued as reflected by their market price at the issuance date in accordance with APB No. 25. In accordance with APB No. 25, the Company recorded this compensation expense of $53,200 during the year 2004 and included this amount in general and administrative expenses

6. In December 2004, the Company donated 40,000 shares of its common stock to a charitable organization recognized by the Internal Revenue Service as tax-exempt under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended. At the issuance date, the fair value of these shares was determined by the value of the shares issued as reflected by their market price at the issuance date and amounted to $69,200 in accordance with EITF 96-18. This compensation expense will be amortized over the course of one year due to legal restrictions on selling these shares for that period of time. In accordance with EITF 96-18, the Company recorded compensation expense of $4,361 and $64,839 during the years 2004 and 2005, respectively, and included this amount in general and administrative expenses

7.  In May 2005, the Company issued 72,653 shares of common stock to a consultant as commissions on battery orders as a part of a marketing agreement with the consultant whereby he helped procure orders and ensured payment by a specified military agency for Zinc-Air batteries and complementary products. At the issuance date, the fair value of these shares was determined by the value of the shares issued as reflected by their market price at the issuance date and amounted to $89,363 in accordance with EITF 96-18. In accordance with EITF 96-18, the Company accrued compensation expenses of $56,577 and $32,786 during the years 2004 and 2005, respectively, and included these amounts in selling and marketing expenses.

8. In August 2005, pursuant to the terms of agreements between the Company and an investment banker, the Company issued an aggregate of 425,000 shares of common stock as part of the fee arrangements in connection with investment banking and financial consulting services that the investment banker rendered to it including arranging financing in connection with potential acquisitions. At the issuance date, the fair value of these shares was determined by the value of the shares issued as reflected by their market price at the issuance date and amounted to $423,750 in accordance with EITF 96-18. In accordance with EITF 96-18 the Company accrued compensation expenses of $423,750 during 2005 and included this amount in general and administrative expenses.

9. In August 2005, pursuant to the terms of an agreement between the Company and a public relations firm, the Company issued 9,600 shares of common stock as part of the fee arrangements in connection with investor relations services that the public relations firm rendered to it. At the issuance date, the fair value of these shares was determined both by the value of the shares issued as reflected by their market price at the issuance date and by the value of the services provided and amounted to $8,160 in accordance with EITF 96-18. In accordance with EITF 96-18 the Company accrued compensation expenses of $8,160 during 2005 and included this amount in general and administrative expenses.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:- STOCKHOLDERS’ EQUITY (Cont.)

10. See Note 13.f.5.

d. Issuance of shares to lenders

As part of the securities purchase agreement on December 31, 2002 (see Note 12.a.), the Company issued 387,301 shares at par as consideration to lenders for the first nine months of interest expenses. At the issuance date, the fair value of these shares was determined both by the value of the shares issued as reflected by their market price at the issuance date and by the value of the interest and amounted to $236,250 in accordance with APB 14. During 2003 the Company recorded this amount as financial expenses.

e. Issuance of promissory note:

As part of its purchase of the assets of IES Interactive Training, Inc., the Company issued a $450,000 convertible promissory note. This note was converted into an aggregate of 563,971 shares of common stock in August 2003.

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

On July 14, 2004, the Company repriced the exercise price of 242,424 warrants granted previously in May 2001 to $1.88 in order to induce their holders to exercise them immediately. In connection with the exercise of the warrants, the Company additionally granted five-year warrants to purchase up to an aggregate of 145,454 shares of the Company’s common stock at an exercise price per share of $1.38. The fair value of these warrants was determined using Black Scholes pricing model, assuming a risk-free interest rate of 3.5%, a volatility factor of 79%, dividend yields of 0% and a contractual life of five years. For accounting treatment, please see also Notes 13.b.2. and 13.f.3.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:- STOCKHOLDERS’ EQUITY (Cont.)

2. In connection with the Securities Purchase Agreement referred to in Note 13.b.2 above, the Company granted three-year warrants to purchase up to an aggregate of 9,840,426 shares of the Company’s common stock at any time beginning six months after closing at an exercise price per share of $1.88.

In July 2004 an aggregate of 7,446,811 shares were issued pursuant to exercise of these warrants. In connection with the exercise of the warrants, the Company granted to the same investors five-year warrants to purchase up to an aggregate of 7,446,811 shares of the Company’s common stock at an exercise price per share of $1.38. The fair value of these warrants was determined using Black Scholes pricing model, assuming a risk-free interest rate of 3.5%, a volatility factor of 79%, dividend yields of 0% and a contractual life of five years. See also Note 13.f.3.

3. On July 14, 2004, warrants to purchase 8,814,235 shares of common stock, having an aggregate exercise price of $16,494,194, net of issuance expenses, were exercised (see also Notes 13.f.1., 13.f.2. and 12.c.). Out of the shares issued in conjunction with the exercise of these warrants, 1,125,000 shares were issued upon exercise of warrants issued in the transaction referred to in Note 12.c. above and 7,446,811 shares were issued upon exercise of warrants issued in the transaction referred to in the Note 13.f.3. above; the remaining 242,424 shares were issued upon exercise of a warrant that the Company issued to an investor in May 2001 referred to in Note 13.f.1. above. In connection with this transaction, the Company issued to the holders of those exercising warrants an aggregate of 8,717,265 new five-year warrants to purchase shares of common stock at an exercise price of $1.38 per share

As a result of the transactions described in Notes 13.f.1., 13.f.2. and 12.c., including the repricing of the warrants to the investors and the issuance of additional warrants to the investors, the Company recorded a deemed dividend in the amount of $2,165,952, to reflect the additional benefit created for these investors. The deemed dividend increased the loss applicable to common stockholders in the calculation of basic and diluted net loss per share for the year ended December 31, 2004, without any effect on total shareholder’s equity

As all warrants in the July 14, 2004, securities purchase agreement were subject to shareholders approval, in accordance with Emerging Issues Task Force No.00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” their fair value was recorded as a liability at the closing date. Such fair value was remeasured at each subsequent cut-off date. Upon obtaining stockholders approval on December 14, 2004, the warrants were remeasured and reclassified to equity. The fair value of these warrants was determined using the Black-Scholes pricing model, assuming a risk-free interest rate of 3.5%, a volatility factor 79%, dividend yields of 0% and a contractual life of approximately five years. The change in the fair value of the warrants between the date of grant and December 14, 2004 has been recorded as finance income in the amount of $326,839.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:- STOCKHOLDERS’ EQUITY (Cont.)

4. In November 2000 and May 2001, the Company issued a total of 916,667 warrants to an investor, which warrants contained certain antidilution provisions: a Series A warrant to purchase 666,667 shares of the Company’s common stock at a price of $3.50 per share, and a Series C warrant to purchase 250,000 shares at a price of $3.08 per share. Operation of the antidilution provisions provided that the Series A warrant should be adjusted to be a warrant to purchase 888,764 shares at a price of $2.67 per share, and the Series C warrant should be adjusted to be a warrant to purchase 333,286 shares at a price of $2.35 per share. After negotiations, the investor agreed in March 2004 to exercise its warrants immediately, in exchange for an exercise price reduction to $1.45 per share, and the issuance of a new six-month Series D warrant to purchase 1,222,050 shares at an exercise price of $2.10 per share. The new Series D warrant does not have similar antidilution provisions. As a result of this repricing and the issuance of new warrants, the Company recorded a deemed dividend in the amount of approximately $1,163,000 in 2004

5. On February 4, 2004, the Company entered into an agreement settling the litigation brought against it in the Tel-Aviv, Israel district court by I.E.S. Electronics Industries, Ltd. (“IES Electronics”) and certain of its affiliates in connection with the Company’s purchase of the assets of its IES Interactive Training, Inc. subsidiary from IES Electronics in August 2002. The litigation had sought monetary damages in the amount of approximately $3 million. Pursuant to the terms of the settlement agreement, in addition to agreeing to dismiss their lawsuit with prejudice, IES Electronics agreed (i) to cancel the Company’s $450,000 debt to them that had been due on December 31, 2003, and (ii) to transfer to the Company title to certain certificates of deposit in the approximate principal amount of $112,000. The parties also agreed to exchange mutual releases. In consideration of the foregoing, the Company issued to IES Electronics (i) 450,000 shares of common stock, and (ii) five-year warrants to purchase up to an additional 450,000 shares of common stock at a purchase price of $1.91 per share. The fair value of the warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 3.5%, a volatility factor 79%, dividend yields of 0% and a contractual life of five years. The fair value of warrants was calculated as $483,828 and fair value of shares as $765,000.

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

6. As of December 31, 2005, the Company’s outstanding warrants totaled 22,061,463.

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:- STOCKHOLDERS’ EQUITY (Cont.)

1) 1998 Employee Option Plan - as amended, 4,750,000 shares reserved for issuance, of which 849,960 were available for future grants to employees and consultants as of December 31, 2005.

2) 1995 Non-Employee Director Plan - 1,000,000 shares reserved for issuance, of which 210,000 stock options were issued and outstanding as of December 31, 2005. Pursuant to the terms of this Plan, no new options were issuable under this Plan after September 28, 2005.

3) 2004 Employee Option Plan - 7,500,000 shares reserved for issuance, of which 4,225,384 were available for future grants to employees and consultants as of December 31, 2005.

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

c. A summary of the status of the Company’s plans and other share options and restricted shares (except for options granted to consultants) granted as of December 31, 2005, 2004 and 2003, and changes during the years ended on those dates, is presented below:

	2005		2004		2003
	Amount	Weighted average exercise price	Amount	Weighted average exercise price	Amount	Weighted average exercise price
		$		$		$
Options outstanding at beginning of year	9,854,761	$1.19	9,018,311	$1.37	5,260,366	$2.26
Changes during year:
Granted (1) (2) (3)	1,695,350	$0.55	2,248,490	$1.06	5,264,260	$0.71
Exercised	(15,825)	$1.09	(897,248)	$1.24	(689,640)	$0.64
Forfeited (3)	(2,289,337)	$1.89	(514,793)	$3.77	(816,675)	$3.51
Repriced (3)
Old exercise price	(2,911,715)	$1.1	-	-	-	-
New exercise price	2,911,715	$0.39	-	-	-	-

Options outstanding at end of year	9,244,949	$0.67	9,854,760	$1.19	9,018,311	$1.37

Options exercisable at end of year	8,162,985	$0.70	6,465,316	$1.32	5,826,539	$1.70

(1) Includes 339,860, 936,250 and 2,035,000 options and restricted shares granted to directors and executive officers in 2005, 2004 and 2003, respectively.

(2) The Company recorded deferred stock compensation for options and restricted shares issued with an exercise price below the fair value of the common stock in the amount of $51,000, $2,081,457 and $4,750 as of December 31, 2005, 2004 and 2003, respectively. In addition, in 2005, the Company decreased its deferred stock compensation in the amount of $245,280 due to cancellation of certain options and restricted shares of employees that their employment was terminated. Deferred stock compensation is amortized and recorded as compensation expenses ratably over the vesting period of the option or the restriction period of the restricted shares. The stock compensation expense that has been charged in the consolidated statements of operations in respect of options and restricted shares to employees and directors in 2005, 2004 and 2003 was $674,713, $831,626 and $8,286, respectively.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:- STOCKHOLDERS’ EQUITY (Cont.)

(3) On December 29, 2005 the company repriced downwards 2,911,715 options with average exercise price of $1.1 to $0.39. In addition, 58,875 options with exercise price of $0.94 were forfeited and new options with exercise price of $0.39 were given at the same day. In accordance with FIN44 the downward repricing resulted in a variable plan accounting. However, due to the decrease in the share price as of December 31, 2005 no compensation was recorded.

d.  The options and restricted shares outstanding as of December 31, 2005 have been separated into ranges of exercise price, as follows:

	Total options outstanding			Exercisable options outstanding(1)
Range of exercise prices	Amount outstanding at December 31, 2005	Weighted average remaining contractual life	Weighted average exercise price	Amount exercisable at December 31, 2005	Weighted average exercise price
$		Years	$		$

0.01-2.00	8,833,349	5.10	0.53	7,868,050	0.57
2.01-4.00	226,600	3.43	2.45	109,935	2.50
4.01-6.00	170,000	4.05	4.93	170,000	4.93
6.01-8.00	5,000	1.86	6.50	5,000	6.50
8.01	10,000	1.75	9.06	10,000	9.06

	9,244,949	5.04	0.67	8,162,985	0.70

On December 29, 2005, the Company accelerated vesting of 557,340 of its outstanding unvested stock options to make such options immediately vested and exercisable. The Company’s decision to accelerate the vesting of those options and to grant fully vested options was based primarily upon the issuance of SFAS No. 123R, which will require the Company to treat all unvested stock options as compensation expense effective January 1, 2006. The Company believes that the acceleration of vesting of those options will enable the Company to avoid recognizing stock-based compensation expense associated with these options in future periods. Additional reasons for the fully vested grant and for the acceleration were to make the options more attractive to the recipients, and to avoid discrimination between groups of option holders, respectively.

Weighted-average fair values and exercise prices of options and restricted shares on dates of grant are as follows:

	Equals market price			Less than market price
	Year ended December 31,			Year ended December 31,
	2005	2004	2003	2005	2004	2003
Weighted average exercise prices	$0.50	$1.494	$0.950	$-	$1.672	$-
Weighted average fair value on grant date	$0.26	$1.002	$0.730	$-	$1.729	$-

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:- STOCKHOLDERS’ EQUITY (Cont.)

2. Options issued to consultants:

a. The Company’s outstanding options to consultants as of December 31, 2005, are as follows:

	2005		2004		2003
	Amount	Weighted average exercise price	Amount	Weighted average exercise price	Amount	Weighted average exercise price
		$		$		$
Options outstanding at beginning of year	166,286	$3.80	313,901	$4.59	245,786	$5.55
Changes during year:
Granted	-	$-	10,000	$-	83,115	$0.99
Exercised	-	$-	(37,615)	$1.03	(15,000)	$0.49
Forfeited or cancelled	-	$-	(120,000)	$6.40	-	$-

Options outstanding at end of year	166,286	$3.80	166,286	$3.80	313,901	$4.59

Options exercisable at end of year	166,286	$3.80	166,286	$3.80	193,901	$3.46

b. The Company accounted for its options to consultants under the fair value method of SFAS No. 123 and EITF 96-18. The fair value for these options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Dividend yield	-	0%	0%
Expected volatility	-	81%	78%
Risk-free interest	-	3.4%	2.3%
Contractual life of up to	-	5 years	10 years

c. In connection with the grant of stock options to consultants, the Company recorded stock compensation expenses totaling $0, $0 and $29,759 for the years ended December 31, 2005, 2004 and 2003, respectively, and included these amounts in marketing and general and administrative expenses.

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

NOTE 14:- INCOME TAXES

a. Taxation of U.S. parent company (Arotech) and other U.S. subsidiaries:

As of December 31, 2005, Arotech has operating loss carryforwards for U.S. federal income tax purposes of approximately $26 million, which are available to offset future taxable income, if any, expiring in 2009 through 2025. Utilization of U.S net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loses before utilization.

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
Those benefits are limited to 12 years from the year that the enterprise began operations, or 14 years from the year in which the approval was granted, whichever is earlier. Hence, this approved program expired in 2005.

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

NOTE 14:- INCOME TAXES (Cont.)

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

Income from sources other than the “Approved Enterprise” during the benefit period will be subject to tax at the regular corporate tax rate of 34%.

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

As of December 31, 2005 there are no tax exempt profits earned by Epsilor’s “approved enterprises” by Israel law that will be distributed as a dividend and accordingly no deferred tax liability was recorded as of December 31, 2005. Furthermore, management has indicated that it has no intention of declaring any dividend.

On April 1, 2005, an amendment to the Investment Law came into effect (“the Amendment”) and has significantly changed the provisions of the Investment Law. The Amendment limits the scope of enterprises which may be approved by the Investment Center by setting criteria for the approval of a facility as a Privileged Enterprise, such as provisions generally requiring that at least 25% of the Privileged Enterprise’s income will be derived from export. Additionally, the Amendment enacted major changes in the manner in which tax benefits are awarded under the Investment Law so that companies no longer require Investment Center approval in order to qualify for tax benefits.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:- INCOME TAXES (Cont.)

However, the Investment Law provides that terms and benefits included in any certificate of approval already granted will remain subject to the provisions of the law as they were on the date of such approval. Therefore, the existing Approved Enterprise of the Israeli subsidiary’s will generally not be subject to the provisions of the Amendment. As a result of the Amendment, tax-exempt income generated under the provisions of the Amended Investment Law, will subject the Company to taxes upon distribution or liquidation and the Company may be required to record deferred tax liability with respect to such tax-exempt income. As of December 31, 2005, the Company did not generate income under the provision of the amended Investment Law.

c. Other tax information about the Israeli subsidiaries:

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

3. Tax rates applicable to income from other sources:

Income from sources other than the “Approved Enterprise,” is taxed at the regular rate of 34%. See also Note 14.e.

4. Tax loss carryforwards:

As of December 31, 2005, EFL has operating and capital loss carryforwards for Israeli tax purposes of approximately $82 million, which are available, indefinitely, to offset future taxable income.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:- INCOME TAXES (Cont.)

e. Tax rates applicable to the income of the Group companies:

Until December 31, 2003, the regular tax rate applicable to income of companies (which are not entitled to benefits due to “approved enterprise”, as described above) was 36%. In June 2004, an amendment to the Income Tax Ordinance (No. 140 and Temporary Provision), 2004 was passed by the “Knesset” (Israeli parliament) and on July 25, 2005, another law was passed, the amendment to the Income Tax Ordinance (No. 147) 2005, according to which the corporate tax rate is to be progressively reduced to the following tax rates: 2004 - 35%, 2005 - 34%, 2006 - 31%, 2007 - 29%, 2008 - 27%, 2009 - 26%, 2010 and thereafter - 25%.

f. Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets resulting from tax loss carryforward are as follows:

	December 31,
	2005	2004

Operating loss carryforward (1)	$32,326,283	$32,532,998
Reserve and allowance	2,222,333	1,328,479

Net deferred tax asset before valuation allowance	34,548,616	33,861,477
Valuation allowance	(34,483,796)	(33,725,995)

Total deferred tax asset	$64,820	$135,482
Deferred tax liability	$-	$51,366

(1)	December 31,
	2005	2004

Domestic	$8,981,133	$7,703,459
Foreign	23,345,150	24,829,539

	$32,326,283	$32,532,998

The Company and its subsidiaries provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that it is more likely than not that the deferred tax assets related to the loss carryforwards and other temporary differences will not be realized. The change in the valuation allowance as of December 31, 2005 was $757,801.

g. Loss from continuing operations before taxes on income and minorities interests in loss (earnings) of a subsidiary:

	Year ended December 31
	2005	2004	2003

Domestic	$21,473,366	$8,006,205	$7,411,121
Foreign	2,269,522	405,305	1,697,617

	$23,742,888	$8,411,510	$9,108,738

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:- INCOME TAXES (Cont.)

h. Taxes on income were comprised of the following:

	Year ended December 31
	2005	2004	2003

Current state and local taxes	$83,365	$539,674	$44,102
Deferred taxes	14,345	(37,857)	-
Taxes in respect of prior years	139,962	84,292	352,091
	$237,672	$586,109	$396,193

Domestic	$153,950	$163,087	$33,020
Foreign	83,722	423,022	363,173

	$237,672	$586,109	$396,193

i. A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the Statement of Operations is as follows:

	Year ended December 31,
	2005	2004	2003
Loss from continuing operations before taxes, as reported in the consolidated statements of income	$(23,742,888)	$(8,411,510)	$(9,108,738)

Statutory tax rate	34%	34%	34%
Theoretical income tax on the above amount at the U.S. statutory tax rate	$(8,072,582)	$(2,859,914)	$(3,096,971)
Deferred taxes on losses for which valuation allowance was provided	1,611,971	556,692	1,146,754
Non-deductible expenses	5,669,144	1,629,874	1,873,129
State taxes	67,470	168,081	33,020
Accrual for deferred taxes on undistributed earnings	(49,328)	49,416	-
Foreign income in tax rates other then U.S rate	897,617	919,895	86,954
Taxes in respect of prior years	139,963	84,292	352,091
Others	(26,583)	37,773	1,216

Actual tax expense	$237,672	$586,109	$396,193

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 15:- SELECTED STATEMENTS OF OPERATIONS DATA

Financial income (expenses), net:

	Year ended December 31,
	2005	2004	2003

Financial expenses:
Interest, bank charges and fees	$(1,473,799)	$(622,638)	$(355,111)
Amortization of compensation related to warrants issued to the holders of convertible debentures and beneficial conversion feature	(1,702,753)	(4,142,109)	(3,928,237)
Bonds premium amortization	(47,734)	(202,467)	-
Foreign currency translation differences	(54,840)	(71,891)	115,538

	(3,279,126)	(5,039,105)	(4,167,810)
Financial income:
Interest	192,771	443,182	129,101
Realized gain from marketable securities sale	2,863	40,119	-
Financial income in connection with warrants granted (Note 12.d. and 13.f.3.)	377,803	326,839	-

Total	$(2,705,689)	$(4,228,965)	$(4,038,709)

NOTE 16:- SEGMENT INFORMATION

a. General:

The Company and its subsidiaries operate primarily in three business segments (see Note 1.a. for a brief description of the Company’s business) and follow the requirements of SFAS No. 131.

Prior to its purchase of FAAC, Epsilor and AoA, the Company had managed its business in two reportable segments organized on the basis of differences in its related products and services. With the acquisition of FAAC and Epsilor early in 2004 and AoA in August of 2004, the Company reorganized into three segments: Simulation and Training (formerly known as Simulation and Security); Armor; and Battery and Power Systems. As a result the Company restated information previously reported in order to comply with new segment reporting.

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

NOTE 16:- SEGMENT INFORMATION (Cont.)

b. The following is information about reported segment gains, losses and assets:

	Simulation and Training	Armor	Battery and Power Systems	All Others(4)	Total
2005
Revenues from outside customers	$26,805,772	$12,322,678	$9,916,145	$-	$49,044,595
Depreciation , amortization and impairment expenses (1)	(1,645,057)	(14,043,019)	(909,463)	(229,626)	(16,827,165)
Direct expenses (2)	(21,967,755)	(13,955,199)	(9,757,402)	(7,752,865)	(53,433,221)
Segment net income (loss)	$3,192,960	$(15,675,540)	$(750,720)	$(7,982,491)	(21,215,791)
Financial expenses (after deduction of minority interest)					(2,707,620)
Net loss from continuing operations					$(23,923,411)
Segment assets (3) (4)	$32,741,946	$7,185,010	$12,040,415	$688,023	$52,655,394

2004
Revenues from outside customers	$21,464,406	$17,988,687	$10,500,753	$-	$49,953,846
Depreciation , amortization and impairment expenses (1)	(1,983,822)	(1,755,847)	(1,132,953)	(135,613)	(5,008,235)
Direct expenses (2)	(17,910,967)	(16,444,476)	(9,974,544)	(5,431,627)	(49,761,614)
Segment net income (loss)	$1,569,617	$(211,636)	$(606,744)	$(5,567,240)	(4,816,003)
Financial expenses (after deduction of minority interest)					(4,226,310)
Net loss from continuing operations					$(9,042,313)
Segment assets (3)	$1,872,943	$5,819,266	$3,455,188	$730,595	$11,877,992

2003
Revenues from outside customers	$8,022,026	$3,435,716	$5,868,899	$-	$17,326,641
Depreciation expenses and amortization	(757,997)	(169,668)	(527,775)	(139,630)	(1,595,070)
Direct expenses (2)	(7,308,649)	(3,584,284)	(5,945,948)	(4,200,770)	(21,039,651)
Segment net income (loss)	$(44,620)	$(318,236)	$(604,824)	$(4,340,400)	(5,308,080)
Financial expenses (after deduction of minority interest)					(4,039,951)
Net loss from continuing operations					$(9,348,031)
Segment assets (3)	$898,271	$730,291	$2,128,062	$450,864	$4,207,488

(1) Includes depreciation of property and equipment, amortization expenses of intangible assets and impairment of goodwill and other intangible assets in the amount of $12,256,756 and $320,279 in the years 2005 and 2004, respectively.
(2) Including, inter alia, sales and marketing, general and administrative and tax expenses.
(3) Consisting of property and equipment, inventory and intangible assets.
(4)  Out of those amounts, goodwill in the Company’s Simulation and Training, Battery and Power Systems and Armor Divisions stood at $23,605,069, $4,968,675 and $985,413 as of December 31, 2005, respectively, and $22,845,372, $5,308,917 and $11,591,227 as of December 31, 2004, respectively.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 16:- SEGMENT INFORMATION (Cont.)

c. Summary information about geographic areas:

The following presents total revenues according to end customers location for the years ended December 31, 2005, 2004 and 2003, and long-lived assets as of December 31, 2005, 2004 and 2003:

	2005		2004		2003
	Total revenues	Long-lived assets	Total revenues	Long-lived assets	Total revenues	Long-lived assets
	U.S. dollars

U.S.A.	$38,953,462	$32,840,172	$40,656,729	$45,154,086	$10,099,652	$6,778,050
Germany	188,635	-	319,110	-	2,836,725	-
England	931,008	-	344,261	-	29,095	-
Thailand	-	-	-	-	95,434	-
India	1,723,031	-	3,061,705	-	-	-
Israel	5,700,267	11,999,415	4,212,408	13,560,822	3,576,139	2,954,441
Other	1,548,192	-	1,359,633	-	689,596	-

	$49,044,595	$44,839,587	$49,953,846	$58,714,908	$17,326,641	$9,732,491

d. Revenues from major customers:

	Year ended December 31,
	2005	2004	2003
	%
Batteries and power systems:
Customer A	7%	8%	27%
Armor:
Customer B	5%	4%	17%
Customer C	9%	24%	-
Simulation and Training:
Customer D	24%	13%	-
Customer E	-	1%	16%

e. Revenues from major products:

	Year ended December 31,
	2005	2004	2003

Electric vehicle	$205,485	$232,394	$408,161
Water activated batteries	1,181,114	921,533	703,084
Military batteries	8,515,329	9,324,247	4,757,116
Car and aircraft armoring	12,322,679	17,988,686	3,435,715
Simulators	26,785,772	21,414,968	7,961,302
Other	34,216	72,018	61,263

Total	$49,044,595	$49,953,846	$17,326,641

NOTE 17:- SUBSEQUENT EVENTS

a. In March 2006, a dispute of approximately $517,000 related to the Company’s former consumer cellphone battery and charger business between the Company and a major department store chain, in respect of which dispute the Company had made an accrual of $200,000 in the past, was settled for a single payment by the Company of $120,000 in cash. The Company’s liability accrual was updated to reflect this settlement agreement.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 17:- SUBSEQUENT EVENTS (Cont.)

b. In March 2006, a dispute that began in 2005 involving a claim against the Company in the amount of approximately $1.1 million was settled for an aggregate payment by the Company of $90,000 in cash, $60,000 of which was payable in 2006 and $30,000 of which was payable in 2007. The Company accrued $90,000 to reflect this settlement agreement.

c. In February 2006, the Company and one of its existing warrant holders agreed to amend certain of the investor’s existing warrants (consisting of 363,300 warrants to purchase common stock at a price of $2.20 per share and 4,514,367 warrants to purchase common stock at a price of $1.38 per share - a total of 4,877,667 warrants) to provide for an exercise price equal to $0.44034, in exchange for (i) immediate exercise by the investor of all such warrants, with the exercise price being deposited in a collateral account to secure the Company’s obligation to repay its 8% secured convertible debentures due in September 2006, and (ii) the issuance to the investor of 1,951,067 warrants, expiring on March 31, 2008, with an exercise price equal to $0.594 per share.

d. In March 2006, the Company and certain of its existing warrant holders (“Investors”) agreed to amend certain of the Investors’ existing warrants (consisting of 415,200 warrants to purchase common stock at a price of $2.20 per share, 797,872 warrants to purchase common stock at a price of $1.88 per share, 274,748 warrants to purchase common stock at a price of $1.45 per share, 125,000 warrants to purchase common stock at a price of $1.4375 per share, and 2,502,658 warrants to purchase common stock at a price of $1.38 per share -  a total of 4,115,478  warrants) to provide for an exercise price equal to $0.40, in exchange for (i) immediate exercise by the Investors of all such warrants, with the exercise price being deposited in a collateral account to secure the Company’s obligation to repay its 8% secured convertible debentures due in September 2006, and (ii) the issuance to the Investors of a total of 1,646,192 warrants, expiring on March 31, 2008, with an exercise price equal to $0.594 per share.

- - - - - - - -

SUPPLEMENTARY FINANCIAL DATA

Quarterly Financial Data (unaudited) for the two years ended December 31, 2005

	Quarter Ended*
2005	March 31	June 30	September 30	December 31
Net revenue	$10,387,445	$12,236,910	$11,189,675	$15,230,565
Gross profit	$4,015,570	$3,627,634	$2,756,392	$4,261,263
Net profit (loss) from continuing operations	$(2,456,500)	$(5,422,514)	$(12,708,932)	$(3,335,465)
Net profit (loss) from discontinued operations	$-	$(200,000)	$-	$80,000
Net profit (loss) for the period	$(2,456,500)	$(5,622,514)	$(12,708,932)	$(3,255,465)
Deemed dividend to certain stockholders of common stock	$-	$-	$-	$-
Net loss attributable to common stockholders	$(2,456,500)	$(5,622,514)	$(12,708,932)	$(3,255,465)
Net profit (loss) per share - basic and diluted	$(0.03)	$(0.07)	$(0.15)	$(0.04)
Shares used in per share calculation	80,102,089	80,780,149	82,475,778	85,446,876

	Quarter Ended
2004	March 31	June 30	September 30	December 31
Net revenue	$7,182,254	$9,928,248	$16,272,521	$16,570,823
Gross profit	$2,625,034	$3,353,501	$4,723,573	$5,240,644
Net profit (loss) from continuing operations	$(2,517,889)	$(4,396,123)	$1,126,845	$(3,255,146)
Net loss from discontinued operations	$-	$-	$-	$-
Net profit (loss) for the period	$(2,517,889)	$(4,396,123)	$1,126,845	$(3,255,146)
Deemed dividend to certain stockholders of common stock	$(1,163,000)	$-	$(2,165,952)	$-
Net loss attributable to common stockholders	$(3,680,889)	$(4,396,123)	$(1,039,107)	$(3,255,146)
Net profit (loss) per share - basic and diluted	$(0.06)	$(0.07)	$(0.01)	$(0.04)
Shares used in per share calculation	59,406,466	64,499,090	76,744,251	79,075,181

FINANCIAL STATEMENT SCHEDULE

Arotech Corporation and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

For the Years Ended December 31, 2005, 2004 and 2003

Description	Balance at beginning of period	Additions charged to costs and expenses	Balance at end of period
Year ended December 31, 2005
Allowance for doubtful accounts	$55,394	$120,786	$176,180
Allowance for slow moving inventory	217,672	1,062,336	1,280,008
Valuation allowance for deferred taxes	33,725,995	757,801	34,483,796
Totals	$33,999,061	$1,940,923	$35,939,984
Year ended December 31, 2004
Allowance for doubtful accounts	$61,282	$(5,888)	$55,394
Allowance for slow moving inventory	96,350	121,322	217,672
Valuation allowance for deferred taxes	34,801,887	(1,075,892)	33,725,995
Totals	$34,959,519	$(960,458)	$33,999,061
Year ended December 31, 2003
Allowance for doubtful accounts	$40,636	$20,646	$61,282
Allowance for slow moving inventory	-	96,350	96,350
Valuation allowance for deferred taxes	29,560,322	5,241,565	34,801,887
Totals	$29,600,958	$5,358,561	$34,959,519

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2006.

AROTECH CORPORATION

By:	/s/ Robert S. Ehrlich
Name: Robert S. Ehrlich Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert S. Ehrlich	Chairman Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2006
Robert S. Ehrlich
/s/ Thomas J. Paup	Vice President - Finance (Principal Financial Officer)	March 31, 2006
Thomas J. Paup
/s/ Danny Waldner	Controller (Principal Accounting Officer)	March 31, 2006
Danny Waldner
/s/ Steven Esses	President, Chief Operating Officer and Director	March 31, 2006
Steven Esses
/s/ Jay M. Eastman	Director	March 31, 2006
Dr. Jay M. Eastman
/s/ Lawrence M. Miller	Director	March 31, 2006
Lawrence M. Miller
/s/ Jack E. Rosenfeld	Director	March 31, 2006
Jack E. Rosenfeld
/s/ Edward J. Borey	Director	March 31, 2006
Edward J. Borey
/s/ Seymour Jones	Director	March 31, 2006
Seymour Jones