Form 10-Q
period 2006-03-31
AROTECH CORP
filed 2006-05-15
CIK 916529

OMB APPROVAL
OMB Number: 3235-0070 Expires: January 31, 2008 Estimated average burden hours per response 192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2006.
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

354 Industry Drive, Auburn, Alabama 36830
(Former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                        Yes ☐    No ☒

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐     Accelerated filer: ☒    Non-accelerated filer: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                Yes ☐        No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s common stock as of May 15, 2006 was 118,567,381.
SEC 1296 (12-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION
Item 1A - Risk Factors	32

Item 6 - Exhibits	49

SIGNATURES	50

AROTECH CORPORATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	March 31, 2006	December 31, 2005
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$5,311,913	$6,150,652
Restricted collateral deposits	6,809,420	3,897,113
Available-for-sale marketable securities	35,899	35,984
Trade receivables (net of allowance for doubtful accounts in the amount of $158,142 and $176,180 as of March 31, 2006 and December 31, 2005, respectively)	7,757,463	11,747,876
Unbilled receivables	5,316,019	5,228,504
Other accounts receivable and prepaid expenses	1,949,638	2,114,331
Inventories	7,580,417	7,815,806

Total current assets	34,760,769	36,990,266

SEVERANCE PAY FUND	2,134,487	2,072,034

RESTRICTED DEPOSITS	525,245	779,286

PROPERTY AND EQUIPMENT, NET	3,990,190	4,252,931

INVESTMENT IN AFFILIATED COMPANY	75,972	37,500

OTHER INTANGIBLE ASSETS, NET	10,641,740	11,027,499

GOODWILL	29,481,061	29,559,157

	$81,609,464	$84,718,673

The accompanying notes are an integral part of the Consolidated Financial Statements.

AROTECH CORPORATION

CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$2,917,518	$5,830,820
Other accounts payable and accrued expenses	4,905,004	5,586,061
Current portion of promissory notes due to purchase of subsidiaries	453,764	453,764
Short-term bank loans and current portion of long-term loans	1,892,771	2,036,977
Deferred revenues	1,122,440	603,022
Convertible debenture	9,512,011	11,492,238
Liability in connection with warrants issuance	784,266	44,047
Liabilities of discontinued operation	-	120,000

Total current liabilities	21,587,774	26,166,929

LONG TERM LIABILITIES
Accrued severance pay	3,860,040	3,657,328
Convertible debenture	8,590,454	8,590,233

Total long-term liabilities	12,450,494	12,247,561

MINORITY INTEREST	16,754	38,927

SHAREHOLDERS’ EQUITY:
Share capital -
Common stock - $0.01 par value each;
Authorized: 250,000,000 shares as of March 31, 2006 and December 31, 2005; Issued: 102,305,926 shares as of March 31, 2006 and 87,096,711 shares as of December 31, 2005; Outstanding - 101,750,593 shares as of March 31, 2006 and 86,541,378 shares as of December 31, 2005	1,023,062	870,969
Preferred shares - $0.01 par value each;
Authorized: 1,000,000 shares as of March 31, 2006 and December 31, 2005; No shares issued and outstanding as of March 31, 2006 and December 31, 2005	-	-
Additional paid-in capital	199,618,737	193,560,579
Accumulated deficit	(147,210,412)	(142,996,964)
Treasury stock, at cost (common stock - 555,333 shares as of March 31, 2006 and December 31, 2005)	(3,537,106)	(3,537,106)
Notes receivable from stockholders	(1,845,047)	(1,256,777)
Accumulated other comprehensive loss	(494,792)	(375,445)

Total shareholders’ equity	47,554,442	46,265,256

	$81,609,464	$84,718,673

The accompanying notes are an integral part of the Consolidated Financial Statements.

AROTECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. Dollars, except share data)

	Three months ended March 31,
	2006	2005

Revenues	$8,896,412	$10,387,445

Cost of revenues	6,652,752	6,371,874

Gross profit	2,243,660	4,015,571

Operating expenses:
Research and development	304,612	414,678
Selling and marketing	899,268	1,158,820
General and administrative	3,102,536	3,356,412
Amortization of intangible assets	510,692	823,088
Impairment of intangible assets	204,059	-
Total operating costs and expenses	5,021,167	5,752,998

Operating loss	(2,777,507)	(1,737,427)
Other income	17,506	-
Financial expenses, net	(1,461,136)	(468,855)

Loss before minority interest in loss (earnings) of subsidiaries, earnings from affiliated company and tax expenses	(4,221,137)	(2,206,282)
Income taxes	(39,972)	(217,264)
Earnings from affiliated company	38,472	-
Minority interest in loss (earnings) of subsidiaries	9,189	(32,954)
Net loss	$(4,213,448)	$(2,456,500)
Deemed dividend to certain stockholders	$(317,207)	$-
Net loss attributable to common stockholders	$(4,530,655)	$(2,456,500)

Basic and diluted net loss per share from continuing operations	$(0.05)	$(0.03)
Basic and diluted net loss per share	$(0.05)	$(0.03)

Weighted average number of shares used in computing basic net loss per share	90,722,273	80,102,089

The accompanying notes are an integral part of the Consolidated Financial Statements.

AROTECH CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (U.S. Dollars, except share data)
	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury stock	Notes receivable from shareholders	Accumulated other comprehensive income (loss)	Total comprehensive loss	Total
	Shares	Amount
BALANCE AT JANUARY 1, 2006 - NOTE 1	87,096,711	$ 870,969	$ 193,560,579	$(142,996,964)	$(3,537,106)	$ (1,256,777)	$ (375,445)	$ -	$46,265,256
CHANGES DURING THE THREE-MONTH PERIOD ENDED MARCH 31, 2006
Principal installment of convertible debenture payment in shares	6,216,070	62,161	2,908,414	-	-	-	-	-	2,970,575
Warrants exercise, net	8,993,145	89,932	2,907,585	-	-	(577,051)	-	-	2,420,466
Amortization of deferred stock compensation	-	-	230,940	-	-	-	-	-	230,940
Interest accrued on notes receivable from shareholders	-	-	11,219	-	-	(11,219)	-	-	-
Other comprehensive loss - foreign currency translation adjustment	-	-	-	-	-	-	(119,740)	(119,740)	(119,740)
Other comprehensive loss - unrealized gain on available for sale marketable securities	-	-	-	-	-	-	393	393	393
Net loss	-	-	-	(4,213,448)	-	-	-	(4,213,448)	(4,213,448)
Total comprehensive loss	-	-	-	-	-	-	-	$(4,332,795)	-
BALANCE AT MARCH 31, 2006 - UNAUDITED	102,305,926	$1,023,062	$199,618,737	$ (147,210,412)	$(3,537,106)	$ (1,845,047)	$ (494,792)		$47,554,442

The accompanying notes are an integral part of the Consolidated Financial Statements.

AROTECH CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)
	Three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period before deemed dividend to certain stockholders of common stock	$(4,213,448)	$(2,456,500)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	380,078	298,110
Amortization of intangible assets, capitalized software costs and impairment of intangible assets	745,528	853,798
Amortization of compensation related to warrants issued to the holders of convertible debentures and beneficial conversion feature	483,609	392,543
Financial expenses in connection with convertible debenture principal repayment	506,960	-
Amortization of deferred expenses related to convertible debenture issuance	242,846	12,128
Remeasurement of liability in connection with warrants granted	(35,270)	-
Stock-based compensation due to shares granted and to be granted to consultants and shares granted as a donation	-	58,560
Stock based compensation due to options and shares granted to employees	230,941	232,739
Adjustment of stock based compensation related to non-recourse note granted to stockholder	-	(11,500)
Earnings (loss) to minority	(9,189)	32,954
Share in earnings of affiliated company	(38,472)	-
Interest expenses accrued on promissory notes issued to purchase of subsidiary	-	2,442
Interest accrued on certificates of deposit due within one year	-	(58,188)
Amortization of premium related to restricted securities	-	38,794
Liability for employee rights upon retirement, net	115,997	57,666
Write-off of inventory	70,577	-
Decrease in deferred tax assets	7,564	72,624
Changes in operating asset and liability items:
Decrease in trade receivables and notes receivable	3,967,096	1,822,948
Increase in unbilled receivables	(87,515)	(349,083)
Increase in other accounts receivable and prepaid expenses	(91,927)	(194,297)
Decrease (increase) in inventories	146,995	(1,447,620)
Decrease in trade payables	(2,893,400)	(2,130,990)
Increase in deferred revenues	519,418	75,700
Decrease in accounts payable and accruals	(639,714)	(754,834)
Net cash used in operating activities from continuing operations	(591,326)	(3,452,006)
Net cash used in operating activities from discontinuing operations	(120,000)	-
Net cash used in operating activities	(711,326)	(3,452,006)
CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of promissory note related to purchase of subsidiary	-	(75,000)
Purchase of property and equipment	(128,132)	(342,248)
Increase in capitalized research and development projects	(202,607)	(37,293)
Increase in restricted securities and deposits, net	(2,864,139)	(50,141)
Net cash used in investing activities	(3,194,878)	(504,682)
FORWARD	$(3,906,204)	$(3,956,688)

The accompanying notes are an integral part of the Consolidated Financial Statements.

AROTECH CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)

	Three months ended March 31,
	2006	2005
FORWARD	$(3,906,204)	$(3,956,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short-term credit from banks	(133,747)	(99,156)
Proceeds from exercise of options	-	15,000
Proceeds from exercise of warrants	3,195,772	-
Repayment of long-term loans	(9,906)	(22,226)

Net cash provided by (used in) financing activities	3,052,119	(106,382)

DECREASE IN CASH AND CASH EQUIVALENTS	(854,085)	(4,063,070)

CASH EROSION DUE TO EXCHANGE RATE DIFFERENCES	15,347	698

BALANCE OF CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	6,150,651	6,734,512

BALANCE OF CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$5,311,913	$2,672,140

SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Payment of principal installment of convertible debenture in shares	$2,463,615	$-
Warrants exercise against note receivable from shareholder	$577,051	$-
Liability in connection with warrants issuance	$775,305	$-

The accompanying notes are an integral part of the Consolidated Financial Statements.

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

b. Basis of presentation:

The accompanying interim consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at March 31, 2006, its operating results for the three-month periods ended March 31, 2006 and 2005 and its cash flow for the three month periods ended March 31, 2006 and 2005.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

c. Accounting for stock-based compensation:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123(R)”), which is a revision of FASB No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Generally, the approach in SFAS No. 123(R) is similar to the approach described in Statement 123. However, SFAS No. 123 permitted, but did not require, share-based payments to employees to be recognized based on their fair values, while SFAS No. 123(R)

requires all share-based payments to employees to be recognized based on their fair values. SFAS No. 123(R) also revises, clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. The Company has elected the modified prospective application method and is expensing all unvested stock options outstanding as of January 1, 2006. The compensation expense is recognized over the requisite service period that still has not been rendered and is based upon the original grant date fair value of the award as calculated for recognition of the pro forma disclosure under SFAS No. 123. For the three months ended March 31, 2006 the compensation expense recorded related to stock options and restricted shares was $47,664 and $183,277and has been included in reported net income for the first quarter of 2006.

The remaining total compensation cost related to non-vested stock options and restricted share awards not yet recognized in the income statement as of March 31, 2006 was $270,508, of which $115,819 was for stock options and $154,689 was for restricted shares. The weighted average period over which this compensation cost is expected to be recognized is one year.

Per the requirements of SFAS No. 123(R) the balance of deferred stock compensation in stockholders’ equity arising from the issuance of restricted stock has been reclassified as paid-in-capital as of March 31, 2006 and as of December 31, 2005.

Pro forma information under SFAS No. 123:

Three months ended March 31, 2005
Unaudited (U.S. Dollars, except per share data)
Net loss as reported	$(2,456,500)
Add - stock-based compensation expense determined under APB 25	232,739
Deduct - stock based compensation expense determined under fair value method for all awards	(449,592)

Pro forma net loss	$(2,673,353)
Loss per share:
Basic and diluted, as reported	$(0.03)
Pro forma basic and diluted	$(0.03)

A summary of the status of the Company’s plans and other share options to employees and restricted shares (except for options granted to consultants) granted as of March 31 2006, and changes during the three months then ended, is presented below:

	2006
	Amount	Weighted average exercise price
Options and restricted shares outstanding at beginning of quarter	9,244,949	$0.67
Changes during quarter:
Granted	-	-
Exercised	-	-
Forfeited	(29,000)	0.67
Options outstanding at March 31, 2006	9,215,949	$0.67
Options exercisable at end of quarter	8,134,885	$0.70

The weighted-average remaining contractual term of the outstanding options at March 31, 2006 was 4.79 years.

The Company applies SFAS No. 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”), with respect to options and warrants issued to non-employees. SFAS No. 123 and EITF 96-18 require the use of option valuation models to measure the fair value of the options and warrants at the measurement date.

d. Reclassification:

Certain comparative data in these financial statements have been reclassified to conform with the current year’s presentation

NOTE 2: INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. Inventory write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and for market prices lower than cost. In the three months ended March 31, 2006, the Company wrote off and wrote down inventory in the amount of $70,577. Inventories are composed of the following:

	March 31, 2006	December 31, 2005
	(Unaudited)
Raw and packaging materials	$3,051,044	$3,296,453
Work-in-progress	3,248,502	3,697,361
Finished goods	1,280,871	821,992
	$7,580,417	$7,815,806

NOTE 3: IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). SFAS No. 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as clarifying that beneficial interests in securitized financial assets are subject to SFAS 133. In addition, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company believes that the adoption of this statement will not have a material effect on its financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which amends SFAS No. 140. SFAS No. 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted. The Company believes that the adoption of this statement will not have a material effect on its financial condition or results of operations

NOTE 4: SEGMENT INFORMATION

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

b. The following is information about reported segment revenues, income (losses) and assets for the three months ended March 31, 2006 and 2005:

	Simulation and Training	Battery and Power Systems	Armor	All Others	Total
Three months ended March 31, 2006
Revenues from outside customers	$4,936,565	$2,041,942	$1,917,905	$-	$8,896,412
Depreciation, amortization and impairment expenses (1)	(433,709)	(232,197)	(399,874)	(59,826)	(1,125,606)
Direct expenses (2)	(4,195,347)	(2,151,262)	(2,356,205)	(1,820,304)	(10,523,118)
Segment income (loss)	$307,509	$(341,517)	$(838,174)	$(1,880,130)	(2,752,312)
Financial income (after deduction of minority interest)					(1,461,136)
Loss from continuing operations					$(4,213,448)
Segment assets (3), (4)	$32,615,793	$12,012,941	$6,421,605	$643,069	$51,693,408

Simulation and Training	Battery and Power Systems	Armor	All Others	Total
Three months ended March 31, 2005
Revenues from outside customers	$4,115,651	$3,006,138	$3,265,656	$-	$10,387,445
Depreciation expenses and amortization (1)	(402,660)	(222,699)	(491,548)	(35,000)	(1,151,907)
Direct expenses (2)	(3,508,124)	(2,756,990)	(3,316,049)	(1,641,897)	(11,223,060)
Segment income (loss)	$204,867	$26,449	$(541,941)	$(1,676,897)	(1,987,522)
Financial income (after deduction of minority interest)					(468,978)
Loss from continuing operations					$(2,456,500)
Segment assets (3)	$31,783,459	$13,265,919	$20,816,358	$759,121	$66,624,857

(1)  Includes depreciation of property and equipment, amortization expenses of intangible assets and impairment of goodwill and other intangible assets.
(2) Including, inter alia, sales and marketing, general and administrative and tax expenses.
(3) Consisting of property and equipment, inventory and intangible assets.
(4) Out of those amounts, goodwill in our Simulation and Training, Battery and Power Systems and Armor Divisions stood at $23,605,069, $4,902,639 and $973,352, respectively, as of March 31, 2006 and $22,845,372, $5,244,396 and $11,579,443, respectively, as of March 31, 2005.

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

As of March 31, 2006, principal amount of $150,000 remained outstanding under these convertible debentures.

This transaction was accounted according to APB No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB No. 14”) and Emerging Issue Task Force No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”). The fair value of these warrants was determined using the Black-Scholes pricing model, assuming a risk-free interest rate of 1.95%, a volatility factor 98%, dividend yields of 0% and a contractual life of three years.

In connection with these convertible debentures, the Company will recognize financial expenses of $2,963,043 with respect to the beneficial conversion feature, which is being amortized from the date of issuance to the stated redemption date - September 30, 2006 - as financial expenses.

During the three months ended March 31, 2006, the Company recorded an expense of $7,299, which was attributable to amortization of debt discount and beneficial conversion feature related to the convertible debenture over its term. These expenses were included in the financial expenses. See also note 6.b.

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

As of March 31, 2006, principal amount of $4,387,500 remained outstanding under these convertible debentures.

As a further part of the Securities Purchase Agreement dated September 30, 2003, the Company issued to the purchasers of its 8% secured convertible debentures due September 30, 2006, warrants to purchase an aggregate of 1,500,000 shares of common stock at any time prior to December 31, 2006 at a price of $1.8125 per share. Additionally, the Company issued to the investors supplemental warrants to purchase an aggregate of 1,038,000 shares of common stock at any time prior to June 18, 2009 at a price of $2.20 per share. See Note 6.c.

This transaction was accounted according to APB No. 14 and EITF 00-27. The fair value of the warrants granted in respect of convertible debentures was determined using the Black-Scholes pricing model, assuming a risk-free interest rate of 2.45%, a volatility factor 98%, dividend yields of 0% and a contractual life of three years.

In connection with these convertible debentures, the Company will recognize financial expenses of $6,000,000 with respect to the beneficial conversion feature, which is being amortized from the date of issuance to the stated redemption date - September 30, 2006 - as financial expenses.

During the three months ended March 31, 2006, the Company recorded an expense of $385,244, which was attributable to amortization of the beneficial conversion feature of the convertible debenture over its term. These expenses were included in the financial expenses.

See also note 6.c.

c. Senior Secured Convertible Notes due March 31, 2008

Pursuant to the terms of a Securities Purchase Agreement dated September 29, 2005 (the “Purchase Agreement”) by and between the Company and certain institutional investors, the Company issued and sold to the investors an aggregate of $17.5 million principal amount of senior secured notes having a final maturity date of March 31, 2008.

Under the terms of the Purchase Agreement, the Company granted the investors (i) a second position security interest in the stock of MDT Armor Corporation, IES Interactive Training, Inc. and M.D.T. Protective Industries, Ltd. (junior to the security interest of the holders of the Com-

pany’s 8% secured convertible debentures due September 30, 2006) and in the assets of FAAC Incorporated (junior to a bank that extends to FAAC Incorporated a $5 million line of credit) and in any stock that the Company acquires in future acquisitions, and (ii) a first position security interest in the assets of all of the Company’s other active United States subsidiaries. The Company’s active United States subsidiaries are also acting as guarantors of the Company’s obligations under the Notes.

As of March 31, 2006, principal amount of $14.6 million remained outstanding under these convertible notes.

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

This transaction was accounted according to APB No. 14 and EITF 00-27. The fair value of the warrants granted in respect of convertible debentures was determined using the Black-Scholes pricing model, assuming a risk-free interest rate of 3.87%, a volatility factor 53%, divi-dend yields of 0% and a contractual life of one year.

In connection with these convertible notes, the Company will recognize financial expenses of $422,034 with respect to the beneficial compensation related to the warrants issued to the holders of the convertible debenture, which is being amortized from the date of issuance to the stated redemption date - March 31, 2008 - as financial expenses.

As to EITF 00-19, since the terms of the warrants referred to above provided that upon exercise of a warrant the Company could issue only stock that had been registered with the SEC (which occurred in December 2005) and therefore freely tradable, in accordance with Emerging Issues Task Force No 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” their fair value was recorded as a liability at the closing date. Such fair value was remeasured at each subsequent cut-off date. The fair value of these warrants was remeasured as at March 31, 2006 using the Black-Scholes pricing model assuming a risk free interest rate of 4.79%, a volatility factor of 81%, dividend yields of 0% and a contractual life of approximately six months. The change in the fair value of the warrants in the amount of $39,407 has been recorded as finance expense during the three months ended March 31, 2006.

The Company has also considered EITF No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’” Accordingly, the Company has concluded that these convertible notes would be considered as conventional convertible debt and therefore EITF 00-19 does not apply to them.

During the three months ended March 31, 2006, the Company recorded an expense of $91,066, which was attributable to amortization of the beneficial conversion feature of the convertible notes over their term. These expenses were included in the financial expenses.

See also Note 9.d.

NOTE 6: WARRANTS

a.	Warrants issued in June 2003

In June 2003, warrants to purchase a total of 412,122 shares of common stock, having an aggregate exercise price of $337,940, were exercised. These warrants had originally been issued in May 2001 at an exercise price of $3.22 per share, but were repriced immediately prior to exercise to $0.82 per share. In connection with this repricing, the holder of these 412,122 warrants received an aggregate of 274,748 new five-year warrants to purchase shares at an exercise price of $1.45 per share and exercisable after January 1, 2004. In March 2006, these new warrants were repriced to an exercise price of $0.40 per share and exercised. In connection with this repricing, the holder of these warrants received new warrants to purchase 109,899 shares at an exercise price of $0.594. As a result of this repricing of the existing warrants and the issuance of these new warrants, the Company recorded a deemed dividend in the amount of $28,369 in the first quarter of 2006.

b.	Warrants issued in December 2003

In connection with the transactions described in Note 5.a., the Company, in September 2003, issued warrants to purchase an aggregate of 1,250,000 shares of common stock at any time prior to September 30, 2006 at a price of $1.4375 per share. In March 2006, 125,000 of these warrants were repriced to an exercise price of $0.40 per share and exercised. In connection with this repricing, the holder of these warrants received a new warrant to purchase 50,000 shares at an exercise price of $0.594. As a result of this repricing of the existing warrants and the issuance of these new warrants, the Company recorded a deemed dividend in the amount of $24,531 in the first quarter of 2006.

c.	Warrants issued in September 2003

In connection with the transactions described in Note 5.b., the Company, in December 2003, issued supplemental warrants to purchase an aggregate of 1,038,000 shares of common stock at any time prior to June 18, 2009 at a price of $2.20 per share. In February and March 2006, an aggregate of 778,500 of these warrants were repriced to an exercise price of $0.40 per share and exercised. In connection with this repricing, the holders of these warrants received new warrants to purchase an aggregate of 311,400 shares at an exercise price of $0.594. As a result of this repricing of the existing warrants and the issuance of these new warrants, the Company recorded a deemed dividend in the amount of $35,157 in the first quarter of 2006.

See also Note 9.a.

d.	Warrants issued in September 2003

Pursuant to the terms of a Securities Purchase Agreement dated January 7, 2004 by and between the Company and several institutional investors, the Company issued and sold (i) an aggregate of 9,840,426 shares of the Company’s common stock at a purchase price of $1.88 per share, and (ii) three-year warrants to purchase up to an aggregate of 9,840,426 shares of the Company’s common stock at any time beginning six months after closing at an exercise price per share of $1.88. In March 2006, 797,872 of these warrants were repriced to an exercise price of $0.40 per share and exercised. In connection with this repricing, the holder of these warrants received a new warrant to purchase an aggregate of 319,149 shares at an exercise price of $0.594. As a result of this repricing of the existing warrants and the issuance of these new warrants, the Company recorded a deemed dividend in the amount of $153,234 in the first quarter of 2006.

See also Note 9.b.

e.	Warrants issued in July 2004

On July 14, 2004, warrants to purchase 8,814,235 shares of common stock were exercised. In connection with this transaction, the Company issued to the holders of those exercising warrants an aggregate of 8,717,265 new five-year warrants to purchase shares of common stock at an exercise price of $1.38 per share. In February and March 2006, an aggregate of 7,017,025 of these warrants were repriced to an exercise price of $0.40 per share and exercised. In connection with this repricing, the holders of these warrants received new warrants to purchase an aggregate of 2,806,810 shares at an exercise price of $0.594. As a result of this repricing of the existing warrants and the issuance of these new warrants, the Company recorded a deemed dividend in the amount of $75,916 in the first quarter of 2006.

See also Note 9.c.

f. As to EITF 00-19, since the terms of the warrants referred to above provided that the warrants were exercisable subject to the Company obtaining stockholder approval, in accordance with Emerging Issues Task Force No 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” their fair value was recorded as a liability at the closing date. Such fair value was remeasured at each subsequent cut-off date. The fair value of these warrants was remeasured as at March 31, 2006 using the Black-Scholes pricing model assuming a risk free interest rate of 4.73%, a volatility factor of 79%, dividend yields of 0% and a contractual life of approximately two years. The change in the fair value of the warrants between the date of the grant and March 31, 2006 in the amount of $74,677 has been recorded as finance income.

NOTE 7: IMPAIRMENT OF GOODWILL

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

During 2005, the Company performed impairment test of goodwill, based on management’s projections and using expected future discounted operating cash flows and as response to several factors. As of December 31, 2005, as a result of this impairment test, the Company identified in AoA an impairment of goodwill in the amount of $11,757,812.

In connection with the Company’s acquisition of AoA, the Company accrued during 2006 an amount of $204,059 in respect of an earnout obligation, which was charged as an impairment of goodwill (see Note 8).

NOTE 8: CONTINGENT LIABILITIES

In connection with the Company’s acquisition of FAAC, the Company has a contingent earnout obligation in an amount equal to the net income realized by the Company from certain specific programs that were identified by the Company and the former shareholders of FAAC as appropriate targets for revenue increases in 2005. Through March 31, 2006, the Company had accrued an amount of $603,764 in respect of such earnout obligation against FAAC’s goodwill. Although the former shareholders of FAAC have indicated to the Company their belief that the specific programs identified include more orders than those with respect to which the Company has made accrual in respect of this earnout obligation, the Company believes there is no basis for this claim.

In connection with the Company’s acquisition of AoA, the Company has a contingent earnout obligation in an amount equal to the revenues realized by the Company from certain specific programs that were identified by the Company and the former shareholder of AoA as appropriate targets for revenue increases. The earnout provides that if AoA receives certain types of orders from certain specific customers prior to December 31, 2006 (“Additional Orders”), then upon shipment of goods in connection with such Additional Orders, the former shareholder of AoA will be paid an earnout based on revenues, up to a maximum of an additional $6 million. Through March 31, 2006 the Company had accrued an amount of $1.4 million in respect of such earnout obligation (see Note 7).

NOTE 9: SUBSEQUENT EVENTS

a.	Warrants issued in September 2003

In connection with the transactions described in Note 5.b., the Company, in December 2003, issued supplemental warrants to purchase an aggregate of 1,038,000 shares of common stock at any time prior to June 18, 2009 at a price of $2.20 per share. In April 2006, 155,700 of these warrants were repriced to an exercise price of $0.40 per share and exercised. In connection with this repricing, the holder of these warrants received a new warrant to purchase 62,280 shares at an exercise price of $0.594. See also Note 6.c.

b.	Warrants issued in September 2003

Pursuant to the terms of a Securities Purchase Agreement dated January 7, 2004 by and between the Company and several institutional investors, the Company issued and sold (i) an aggregate of

9,840,426 shares of the Company’s common stock at a purchase price of $1.88 per share, and (ii) three-year warrants to purchase up to an aggregate of 9,840,426 shares of the Company’s common stock at any time beginning six months after closing at an exercise price per share of $1.88. In April 2006, 1,063,829 of these warrants were repriced to an exercise price of $0.40 per share and exercised. In connection with this repricing, the holder of these warrants received a new warrant to purchase 425,532 shares at an exercise price of $0.594. See also Note 6.d.

c.	Warrants issued in July 2004

On July 14, 2004, warrants to purchase 8,814,235 shares of common stock were exercised. In connection with this transaction, the Company issued to the holders of those exercising warrants an aggregate of 8,717,265 new five-year warrants to purchase shares of common stock at an exercise price of $1.38 per share. In April 2006, 225,000 of these warrants were repriced to an exercise price of $0.40 per share and exercised. In connection with this repricing, the holder of these warrants received a new warrant to purchase 90,000 shares at an exercise price of $0.594. See also Note 6.e.

d.	Convertible notes

On April 7, 2006, the Company and each holder (each, an “Investor” and collectively, the “Investors”) of its Senior Secured Convertible Notes due 2008 (the “Notes”) entered into conversion agreements dated April 7, 2006 (collectively, the “Conversion Agreements”) pursuant to which an aggregate of $6,148,903.60 principal amount of the Notes was converted into 15,372,259 shares of the Company’s common stock. The amount converted eliminated the Company’s obligation to make the installment payments under the Notes on each of March 31, 2008, January 31, 2008, November 30, 2007 and September 30, 2007 (aggregating a total of $5,833,333.33). In addition, as a result of the conversion an additional $315,570.27 was applied against part of the installment payment due July 31, 2007. After giving effect to the conversion, $8,434,429.73 of principal remained outstanding under the Notes. Each Investor also agreed, among other things, to defer the installment payment due on May 31, 2006 to July 31, 2006. See also Note 5.c.

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

•
Electric Fuel Battery Corporation, located in Auburn, Alabama, which manufactures and sells Zinc-Air fuel sells, batteries and chargers for the military, focusing on applications that demand high energy and light weight (“EFB”); and

•
Electric Fuel (E.F.L.) Ltd., located in Beit Shemesh, Israel, which produces water-activated battery (“WAB”) lifejacket lights for commercial aviation and marine applications, and which conducts our Electric Vehicle effort, focusing on obtaining and implementing demonstration projects in the U.S. and Europe, and on building broad industry partnerships that can lead to eventual commercialization of our Zinc-Air energy system for electric vehicles (“EFL”).

We are in the process of relocating the operations of IES to Ann Arbor, Michigan (adjacent to FAAC), and the operations of AoA to Auburn, Alabama (adjacent to MDT Armor).

Overview of Results of Operations

We incurred significant operating losses for the years ended December 31, 2004 and 2005 and for the first three months of 2006. While we expect to continue to derive revenues from the sale of products that our subsidiaries manufacture and the services that they provide, there can be no assurance that we will be able to achieve or maintain profitability on a consistent basis.

During 2003 and 2004, we substantially increased our revenues and reduced our net loss, from $18.5 million in 2002 to $9.2 million in 2003 to $9.0 million in 2004. This was achieved through a combination of cost-cutting measures and increased revenues, particularly from the sale of Zinc-Air batteries to the military and from sales of products manufactured by the subsidiaries we acquired in 2002 and 2004. However, in 2005 our net loss increased to $23.9 million on revenues of $49.0 million, and in the first three months of 2006 we had a net loss of $4.2 million on revenues of $8.9 million.

A portion of our operating loss during the first three months of 2006 arose as a result of non-cash charges. In addition to the charges in respect of the write-off of goodwill described under “Critical Accounting Policies - Goodwill,” above, these charges were primarily related to our acquisitions and financings. Because we anticipate continuing certain of these activities during the remainder of 2006, we expect to continue to incur such non-cash charges in the future.

Acquisitions

In acquisitions of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of intangible assets in the amount of a fraction (based on the useful life of the intangible assets) of the amount recorded as intangible assets. Such amortization charges will continue during 2006. We are required to review intangible assets for impairment whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that intangible asset has been impaired, we must record the impairment charge in our statement of operations.

In the case of goodwill, the assets recorded as goodwill are not amortized; instead, we are required to perform an annual impairment review. If we determine, through the impairment review process, that goodwill has been impaired, we must record the impairment charge in our statement of operations.

As a result of the application of the above accounting rules, we incurred non-cash charges for amortization of intangible assets in the amount of $511,000 during the first three months of 2006. In addition, we incurred non-cash charges for impairment of goodwill in the amount of $204,000 during the first three months of 2006 in respect of our subsidiary AoA.

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

As a result of the application of the above accounting rule, we incurred non-cash charges related to amortization of debt discount attributable to beneficial conversion feature in the amount of $484,000 during the first three months of 2006.

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

As a result of the application of the above accounting rules, we incurred non-cash charges related to stock-based compensation in the amount of $183,000 during the first three months of 2006.

As a result of stock options granted to employees and directors and the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” we incurred non-cash charges related to stock-based compensation in the amount of $48,000 during the first three months of 2006.

As part of our Securities Purchase Agreement dated September 29, 2005, we issued warrants to purchase up to 5,250,000 shares of common stock. Because the terms of the warrants referred to above provided that upon exercise of a warrant we could issue only stock that had been registered with the SEC (which occurred in December 2005) and was therefore freely tradable, in accordance with Emerging Issues Task Force No 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the fair value of the warrants was recorded as a liability at the closing date. Such fair value was remeasured at each subsequent cut-off date. The fair value of these warrants was remeasured as at March 31, 2006 using the Black-Scholes pricing model assuming a risk free interest rate of 4.79%, a volatility factor of 81%, dividend yields of 0% and a contractual life of approximately half year. The change in the fair value of the warrants between the date of the grant and March 31, 2006 in the amount of $39,000 has been recorded as finance expense.

As part of the repricing and exercise of warrants described in note 6 to the financial statements, we issued warrants to purchase up to 3,597,258 shares of common stock. Since the terms of these warrants provided that the warrants were exercisable subject to the Company obtaining stockholder approval, in accordance with Emerging Issues Task Force No 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the fair value of the warrants was recorded as a liability at the closing date. Such fair value was remeasured at each subsequent cut-off date. The fair value of these warrants was remeasured as at March 31, 2006 using the Black-Scholes pricing model assuming a risk free interest rate of 4.73%, a volatility factor of 79%, dividend yields of 0% and a contractual life of approximately two years. The change in the fair value of the warrants between the date of the grant and March 31, 2006 in the amount of $75,000 has been recorded as finance income.

Under the terms of our convertible notes, we have the option in respect of scheduled principal repayments to force conversion of the payment amount at a conversion price based upon the weighted average trading price of our common stock during the 20 trading days prior to the conversion, less a discount of 8%. Because of this discount and the use in a conversion price that is based on the weighted average trading price of our common stock during the 20 trading days prior to the conversion , we incurred a financial expense during the first three months of 2006 of $507,000, which represent the shares issued multiplied by the difference between the share price that was used for the conversion and the share price at the day of the conversion.

Additionally, in an effort to improve our cash situation and our shareholders’ equity, we have periodically induced holders of certain of our warrants to exercise their warrants by lowering the exercise price of the warrants in exchange for immediate exercise of such warrants, and by issuing to such investors new warrants. Under such circumstances, we record a deemed dividend in an amount determined based upon the fair value of the new warrants (using the Black-Scholes pricing model). As and to the extent that we engage in similar warrant repricings and issuances in the future, we would incur similar non-cash charges.

As a result of the application of the above accounting rule we recorded a deemed dividend related to repricing of warrants and the grant of new warrants in the amount of $317,000 during the first three months of 2006.

Overview of Operating Performance and Backlog

In our Simulation and Training Division, revenues grew from approximately $4.1 million in the first three months of 2005 to $4.9 million in the first three months of 2006. As of March 31, 2006, our backlog for our Simulation and Training Division totaled $8.6 million, most of which was attributable to FAAC.

In our Battery and Power Systems Division, revenues decreased from approximately $3.0 million in the first three months of 2005 to approximately $2.0 million in the first three months of 2006. As of March 31, 2006, our backlog for our Battery and Power Systems Division totaled $4.5 million.

In our Armor Division, revenues decreased from $3.3 million during the first three months of 2005 to $1.9 million during the first three months of 2006. As of March 31, 2006, our backlog for our Armor Division totaled $25.8 million.

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

Recent Developments

Senior Secured Note Conversions

In April 2006, with the agreement of the holders of our Senior Secured Convertible Notes, we prepaid the payments of September 30, 2007, November 30, 2007, January 31, 2008, and March 31, 2008, as well as a small portion of the payment due July 31, 2007 - a total aggregate payment of $6,148,903.60 - in 15,372,259 shares of common stock by requiring the holders to convert a portion of their Notes. We are investigating the appropriate accounting treatment of this transaction, which will be reflected in our financial results during the second quarter of 2006.

Results of Operations

Three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Revenues. During the three months ended March 31, 2006, we (through our subsidiaries) recognized revenues as follows:

➢	IES and FAAC recognized revenues from the sale of interactive use-of-force training systems and from the provision of maintenance services in connection with such systems.

➢	MDT, MDT Armor and AoA recognized revenues from payments under vehicle armoring contracts, for service and repair of armored vehicles, and on sale of armoring products.

➢	EFB and Epsilor recognized revenues from the sale of batteries, chargers and adapters to the military, and under certain development contracts with the U.S. Army.

➢	EFL recognized revenues from the sale of water-activated battery (WAB) lifejacket lights.

Revenues for the three months ended March 31, 2006 totaled $8.9 million, compared to $10.4 million in the comparable period in 2005, a decrease of $1.5 million, or 14.4%. This decrease was primarily attributable to the following factors:

➢	Decreased revenues from our Armor Division, particularly MDT and AoA ($1.3 million less in 2006 versus 2005).

➢	Decreased revenues from our Battery and Power Systems Division, particularly Epsilor ($1.0 million less in 2006 versus 2005).

➢	This decrease was offset to some extent by increased revenue from our Simulation and Training Division, particularly FAAC.

In the first quarter of 2006, revenues were $4.9 million for the Simulation and Security Division (compared to $4.1 million in the first quarter of 2005, an increase of $821,000, or 19.9%, due primarily to increased sales of FAAC); $2.0 million for the Battery and Power Systems Division (compared to $3.0 million in the first quarter of 2005, a decrease of $964,000, or 32.1%, due primarily to decreased sales of Epsilor, offset to some extent by increased WAB revenues from our EFL subsidiary); and $1.9 million for the Armor Division (compared to $3.3 million in the first quarter of 2005, a decrease of $1.3 million, or 41.3%, due primarily to decreased revenues from MDT and AoA).

Cost of revenues and gross profit. Cost of revenues totaled $6.7 million during the first quarter of 2006, compared to $6.4 million in the first quarter of 2005, an increase of $281,000, or 4.4%, due primarily to decreased sales in our Battery and Power Systems division and Armor Division and the decrease in margins due to change in the mix of products and customers in 2006 in comparison to 2005. In addition, we incurred substantial expenses in respect of production of a new product in our Armor Division.

Direct expenses for our three divisions during the first quarter of 2006 were $4.2 million for the Simulation and Security Division (compared to $3.5 million in the first quarter of 2005, an increase of $687,000, or 19.6%, due primarily to increased sales of FAAC); $2.2 million for the Battery and Power Systems Division (compared to $2.8 million in the first quarter of 2005, a decrease of $606,000, or 22.0%, due primarily to decreased sales of Epsilor, offset to some extent by increased WAB revenues from our EFL subsidiary; and $2.4 million for the Armor Division (compared to $3.3 million in the first quarter of 2005, a decrease of $960,000, or 28.9%, due primarily to decreased revenues from MDT and AoA)

Gross profit was $2.2 million during the first quarter of 2006, compared to $4.0 million during the first quarter of 2005, a decrease of $1.8 million, or 44.1%. This decrease was the direct result of all factors presented above, most notably the decrease in our Armor Division revenues, the decrease in our Battery and Power Systems Division revenue and the decrease in margins due to change in the mix of products and customers in 2006 in comparison to 2005.

Research and development expenses. Research and development expenses for the first quarter of 2006 were $305,000, compared to $415,000 during the first quarter of 2005, a decrease of $110,000, or 26.6%. This decrease was primarily attributable to the consolidation of IES’s and FAAC’s research and development operations, along with increases in capitalized research and development projects.

Selling and marketing expenses. Selling and marketing expenses for the first quarter of 2006 were $899,000, compared to $1.2 million the first quarter of 2005, a decrease of $260,000, or 22.4%. This decrease was primarily attributable to the overall decrease in revenues and their associated sales and marketing expenses.

General and administrative expenses. General and administrative expenses for the first quarter of 2006 were $3.1 million compared to $3.4 million in the first quarter of 2005, a decrease of $254,000, or 7.6%. This decrease was primarily attributable to the following factors:

➢	Decreases in certain general and administrative expenses in comparison to 2005, such as auditing, legal expenses and travel expenses, as a result of cost-cutting programs implemented by management.

➢	Decrease in general and administrative related to AoA (primarily legal and payroll expenses).

Financial expenses, net. Financial expenses totaled approximately $1.5 million in the first quarter of 2006 compared to $469,000 in the first quarter of 2005, an increase of $992,000, or 212%. The difference was due primarily to interest related to our convertible notes that were issued in September 30, 2005, and financial expenses related to repayment by forced conversion of our convertible notes at an 8% discount to average market price as provided under the terms of the convertible notes.

Income taxes. We and certain of our subsidiaries incurred net operating losses during the three months ended March 31, 2006 and, accordingly, we were not required to make any provision for income taxes. With respect to some of our subsidiaries that operated at a net profit during 2006, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $40,000 in tax expenses in the first quarter of 2006, mainly in respect of state taxes. We recorded a total of $217,000 in tax expenses in the first quarter of 2005 with respect to certain of our subsidiaries that operated at a net profit during 2005, and we were not able to offset their taxes against our loss carry forward and with respect to state taxes.

Amortization of intangible assets. Amortization of intangible assets totaled $511,000 in the first quarter of 2006, compared to $823,000 in the first quarter of 2005, a decrease of $312,000, or 38.0%, due primarily to a decrease in amortization of intangible assets related to our subsidiary AoA.

Impairment of goodwill. Current accounting standards require us to test goodwill for impairment at least annually, and between annual tests in certain circumstances; when we determine goodwill is impaired, it must be written down, rather than being amortized as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value of our reportable units with their carrying value. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units. During the first quarter of 2006, we recorded in our subsidiary AoA an impairment of goodwill in the amount of $204,000.

Net loss. Due to the factors cited above, net loss attributable to common stockholders increased from $2.5 million to $4.2 million, an increase of $1.8 million, or 71.5%.

Net loss attributable to common stockholders. Due to deemed dividend that was recorded in the amount of $317,000 in 2006 due to the repricing of existing warrants and the issu-

ance of new warrants (see Note 6 to the financial statements), net loss attributable to common stockholders was $4.5 million in 2006, compared to $2.5 million in 2005, an increase of $2.1 million, or 84.4%.

Liquidity and Capital Resources

As of March 31, 2006, we had $5.3 million in cash, $6.8 million in restricted collateral securities and cash deposits due within one year, $525,000 in long-term restricted securities and deposits, and $36,000 in marketable securities, as compared to at December 31, 2005, when we had $6.2 million in cash, $3.9 million in restricted collateral securities and restricted held-to-maturity securities due within one year, $779,000 in long-term restricted deposits, and $36,000 in available-for-sale marketable securities. The increase in restricted collateral securities and cash deposits was primarily the result of warrant exercises in February and March of 2006 (see Note 6 to the financial statements).

We used available funds in the first quarter of 2006 primarily for sales and marketing, continued research and development expenditures, and other working capital needs. We increased our investment in fixed assets during the three months ended March 31, 2006 by $128,000 over the investment as at December 31, 2005, primarily in the Battery and Power Systems and Armor Divisions. Our net fixed assets amounted to $4.0 million at quarter end.

Net cash used in operating activities from continuing operations for the three months ended March 31, 2006 and 2005 was $591,000 and $3.5 million, respectively, a decrease of $2.9 million. This decrease was primarily the result of a decrease in trade receivables in comparison to the first quarter of 2005 and an increase in inventories in 2005 in comparison to the first quarter of 2006.

Net cash used in investing activities for the three months ended March 31, 2006 and 2005 was $3.2 million and $505,000, an increase of $2.7 million. This increase was primarily the result of warrant exercises during the first quarter of 2006, the proceeds of which were deposited in restricted accounts for the payment of our convertible debentures due in September 2006, resulting in an increase in restricted securities and deposits.

Net cash provided by (used in) financing activities for the three months ended March 31, 2006 and 2005 was $3.1 million and $(106,000), respectively. This increase was primarily the result of warrant exercises in February and March of 2006 (see Note 6 to the financial statements).

As of March 31, 2006, we had (based on the contractual amount of the debt and not on the accounting valuation of the debt, not taking into consideration trade payables, other accounts payables and accrued severance pay) approximately $8.8 million in long term bank and certificated debt outstanding, all of which was convertible debt, and approximately $12.7 million in short-term debt (which included short-term bank credit and convertible debentures in an amount of $12.3 million, and liability due to acquisition of subsidiary in the amount of $454,000).

Based on our internal forecasts, which are subject to all of the reservations regarding “forward-looking statements” set forth above, we believe that our present cash position, anticipated cash flows from operations, lines of credit and anticipated additions to paid-in capital should be sufficient to satisfy our current estimated cash requirements through the next twelve months. This be-

lief is based on certain earnout and other assumptions that our management and our subsidiaries managers believe to be reasonable, some of which are subject to the risk factors detailed under “Risk Factors” in Item IA of Part II, below, including without limitation (i) that we will be able to refinance, restructure or convert to equity our $10.3 million in convertible debt (debentures and notes) that is due in 2006 (which does not include $1.9 million short-term bank credit), (ii) that our dispute with the former shareholders of FAAC will ultimately be decided substantially in our favor, (iii) that the severance and retirement benefits that we owe to certain of our senior executives will not have to be paid ahead of their anticipated schedule, and (iv) that no other earnout payments to the former shareholder of AoA will be required in excess of the funds being held by him in escrow to secure such earnout obligations. In this connection, we note that we can require the holders of our senior secured convertible notes to convert a portion of their notes into shares of our common stock at the time principal payments are due only if such shares are registered for resale and certain other conditions are met. We do not have a sufficient number of shares of our stock registered for resale in order to continue requiring the holders to convert a portion of their notes. We have accordingly filed a registration statement with the SEC to register for resale more shares of our common stock in order to continue requiring conversion of our notes upon principal payment becoming due. Any delay in the registration process, including through routine SEC review of our registration statement or other filings with the SEC, could result in our having to pay scheduled principal repayments on our notes in cash, which would negatively impact our cash position and, if we do not have sufficient cash to make such payments in cash, could cause us to default on our notes. We also note that from time to time our working capital needs are partially dependent on our subsidiaries’ lines of credit. In the event that we are unable to continue to make use of our subsidiaries’ lines of credit for working capital on economically feasible terms, our business, operating results and financial condition could be adversely affected.

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

Foreign Currency Exchange Rate Risk

Since a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2006. Certain of our research, development and production activities are carried out by our Israeli subsidiary, EFL, at its facility in Beit Shemesh, and accordingly we have sales and expenses in NIS. Additionally, our MDT and Epsilor subsidiaries operate primarily in NIS. However, the majority of our sales are made outside Israel in U.S. dol-

lars, and a substantial portion of our costs are incurred in U.S. dollars. Therefore, our functional currency is the U.S. dollar.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our periodic reports that we file with the SEC. These disclosure controls and procedures are intended to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objective of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.

Our management has not yet completed its annual assessment of the effectiveness of our internal control over financial reporting. However, based on their evaluation as of March 31, 2006 and the material weakness described below, our principal executive officer and principal financial officer were able to conclude that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of March 31, 2006 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Our management has not completed implementation of the changes it believes are required to remediate the previously reported material weakness for inadequate controls related to revenue recognition at our FAAC subsidiary. The material weakness arises from revenue recognition calculations at FAAC not being reviewed by appropriate accounting personnel to determine that revenue is recognized in accordance with company policy and generally accepted accounting principles. Management has identified that due to the reasons described above, we did not consistently follow established internal control over financial reporting procedures related to revenue recognition at our FAAC subsidiary. Because of this material weakness and our management’s unfinished annual assessment of the effectiveness of our internal control over financial reporting, we have concluded that we did not maintain effective internal control over financial reporting as of March 31, 2006, based on the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control - Integrated Framework.

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

PART II

ITEM 1A. RISK FACTORS.

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Report and presented elsewhere by management from time to time.

Business-Related Risks

We have had a history of losses and may incur future losses.

We were incorporated in 1990 and began our operations in 1991. We have funded our operations principally from funds raised in each of the initial public offering of our common stock in February 1994; through subsequent public and private offerings of our common stock and equity and debt securities convertible or exercisable into shares of our common stock; research contracts and supply contracts; funds received under research and development grants from the Government of Israel; and sales of products that we and our subsidiaries manufacture. We have incurred significant net losses since our inception. Additionally, as of March 31, 2006, we had an accumulated deficit of approximately $147.2 million. In an effort to reduce operating expenses and maximize available resources, we intend to consolidate certain of our subsidiaries, shift personnel and reassign responsibilities. We have also substantially reduced certain senior employee salaries during 2005, cut directors’ fees, and taken a variety of other measures to limit spending and will continue to assess our internal processes to seek additional cost-structure improvements. Although we believe that such steps will help to reduce our operating expenses and maximize our available resources, there can be no assurance that we will ever be able to achieve or maintain profitability consistently or that our business will continue to exist.

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

Our bank and certificated indebtedness (short and long term) aggregated approximately $21.5 million principal amount as of March 31, 2006 (not including trade payables, other account payables and accrued severance pay), of which $10.8 million is due in 2006 (not including $1.9 million short-term bank credit). In addition, we may incur additional indebtedness in the future. Accordingly, we are subject to the risks associated with significant indebtedness, including:

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

We require substantial funds to operate our business, including to market our products and develop and market new products and to pay our outstanding debt as it comes due. To the extent that we are unable to fully fund our operations, including repaying our outstanding debt, through profitable sales of our products and services, we will need to seek additional funding, including through the issuance of equity or debt securities. In addition, based on our internal forecasts, the assumptions described under “Liquidity and Capital Resources” in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, and subject to the other risk factors described herein, we believe that our present cash position and anticipated cash flows from operations, lines of credit and anticipated additions to paid-in capital should be sufficient to satisfy our current estimated cash requirements through the next twelve months. However, in the event our internal forecasts and other assumptions regarding our liquidity prove to be incorrect, we may need to seek additional funding. There can be no assurance that we will obtain any such additional financing in a timely manner, on acceptable terms, or at all. Moreover, the issuance by us of additional debt or equity is severely restricted by the terms of our existing indebtedness. If additional funds are raised by issuing equity securities or convertible debt securities, stockholders may incur further dilution. If we incur additional indebtedness, we may be subject to affirmative and negative covenants that may restrict our ability to operate or finance our business. If additional funding is not secured, we will have to modify, reduce, defer or eliminate parts of our present and anticipated future commitments and/or programs.

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

One-twelfth of the principal amount of the Notes is payable on each of January 31, 2006, March 31, 2006, May 31, 2006, July 31, 2006, September 30, 2006, November 30, 2006, May 31, 2007, July 31, 2007, September 30, 2007, November 30, 2007, January 31, 2008, and March 31, 2008. We paid the January 31, 2006 and March 31, 2006 payments in stock by requiring the holders to convert a portion of their Notes. Additionally, with the agreement of the holders of our Notes, we prepaid the payments of September 30, 2007, November 30, 2007, January 31, 2008,

and March 31, 2008, as well as a small portion of the payment due July 31, 2007, in stock by requiring the holders to convert a portion of their Notes. In the event we continue to elect to make payments of principal on our convertible notes in stock by requiring the holders to convert a portion of their Notes, either because our cash position at the time makes it necessary or we otherwise deem it advisable, the price used to determine the number of shares to be issued on conversion will be calculated using an 8% discount to the average trading price of our common stock during 17 of the 20 consecutive trading days ending two days before the payment date. Accordingly, the lower the market price of our common stock at the time at which we make payments of principal in stock, the greater the number of shares we will be obliged to issue and the greater the dilution to our existing stockholders.

In either case, the issuance of the additional shares of our common stock could adversely affect the market price of our common stock.

We can require the holder of our Notes to convert a portion of their Notes into shares of our common stock at the time principal payments are due only if such shares are registered for resale and certain other conditions are met. We do not have shares of our stock registered for resale in order to continue requiring the holders to convert a portion of their Notes. As a result, we have filed a registration statement with the SEC to register for resale more shares of our common stock in order to continue requiring conversion of our Notes upon principal payment becoming due. Any delay in the registration process, including through routine SEC review of our registration statement or other filings with the SEC, could result in our having to pay scheduled principal repayments on our Notes in cash, which would negatively impact our cash position and, if we do not have sufficient cash to make such payments in cash, could cause us to default on our Notes.

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

Prior to the acquisitions of IES and MDT in 2002 and the acquisitions of FAAC and Epsilor in January 2004 and AoA in August 2004, our primary business was the marketing and sale of products based on primary and refuelable Zinc-Air fuel cell technology and advancements in battery technology for defense and security products and other military applications, electric vehi-

cles and consumer electronics. As a result of our acquisitions, a substantial component of our business is the marketing and sale of high-tech multimedia and interactive training solutions and sophisticated lightweight materials and advanced engineering processes used to armor vehicles. These are relatively new businesses for us and our management group has limited experience operating these types of businesses. Although we have retained our acquired companies’ management personnel, we cannot assure that such personnel will continue to work for us or that we will be successful in managing these new businesses. If we are unable to successfully operate these new businesses, our business, financial condition and results of operations could be materially impaired.

Our earnings will decline if we write off additional goodwill and other intangible assets.

As of December 31, 2004, we had recorded goodwill of $39.7 million. On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill to be tested for impairment on adoption of the Statement, at least annually thereafter, and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value of our reportable units with their carrying value. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units. We performed the required annual impairment test of goodwill, based on our projections and using expected future discounted operating cash flows. As of December 31, 2005, we identified in AoA an impairment of goodwill in the amount of $11.8 million. As of March 31, 2006, we identified in AoA an additional impairment of goodwill in the amount of $204,000.

Our and our subsidiaries’ long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2004, we identified an impairment of other intangible assets identified with the IES acquisition and, as a result, we recorded an impairment loss in the amount of $320,000. As of December 31, 2005, we identified an impairment of other intangible assets identified with the AoA acquisition and, as a result, we recorded an impairment loss in the amount of $499,000.

We will continue to assess the fair value of our goodwill annually or earlier if events occur or circumstances change that would more likely than not reduce the fair value of our goodwill below its carrying value. These events or circumstances would include a significant change in business climate, including a significant, sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If we determine that significant impairment has occurred, we would be required to write off the impaired portion of goodwill. Impairment charges could have a material adverse effect on our financial condition and results.

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

We may finance future acquisitions with cash from operations or additional debt or equity financings. There can be no assurance that we will be able to generate internal cash or obtain financing from external sources or that, if available, such financing will be on terms acceptable to us. The issuance of additional common stock to finance acquisitions may result in substantial di-

lution to our stockholders. Any debt financing may significantly increase our leverage and may involve restrictive covenants which limit our operations.

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

Sales to public sector customers are subject to a multiplicity of detailed regulatory requirements and public policies as well as to changes in training and purchasing priorities. Contracts with public sector customers may be conditioned upon the continuing availability of public funds, which in turn depends upon lengthy and complex budgetary procedures, and may be sub-

ject to certain pricing constraints. Moreover, U.S. government contracts and those of many international government customers may generally be terminated for a variety of factors when it is in the best interests of the government and contractors may be suspended or debarred for misconduct at the discretion of the government. There can be no assurance that these factors or others unique to government contracts or the loss or suspension of necessary regulatory licenses will not reduce our revenues and have a material adverse effect on our future results of operations and financial condition.

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

Despite our efforts to safeguard and maintain our proprietary rights, we may not be successful in doing so. In addition, competition is intense, and there can be no assurance that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technology. In the event of patent litigation, we cannot assure you that a court would determine that we were the first creator of inventions covered by our issued patents or pending patent applications or that we were the first to file patent applications for those inven-

tions. If existing or future third-party patents containing broad claims were upheld by the courts or if we were found to infringe third-party patents, we may not be able to obtain the required licenses from the holders of such patents on acceptable terms, if at all. Failure to obtain these licenses could cause delays in the introduction of our products or necessitate costly attempts to design around such patents, or could foreclose the development, manufacture or sale of our products. We could also incur substantial costs in defending ourselves in patent infringement suits brought by others and in prosecuting patent infringement suits against infringers.

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

A significant portion of our sales are made to customers located outside the U.S., primarily in Europe and Asia. In 2005, 2004 and 2003, without taking account of revenues derived from discontinued operations, 21%, 19% and 42%, respectively, of our revenues, were derived from sales to customers located outside the U.S. We expect that our international customers will continue to account for a substantial portion of our revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, foreign taxes, longer payment cycles and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legisla-

tion have been and in the future may be proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect our sales to international customers.

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

Our evaluation so far has identified a material weakness under standards established by the Public Company Accounting Oversight Board (PCAOB) related to our FAAC subsidiary. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Our management had not yet completed its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. However, based on their evaluation procedures performed to date, management has concluded that internal controls over financial reporting were ineffective as of December 31, 2005. Because we had not yet completed our assessment of the effectiveness of our internal control over financial reporting, our independent auditors have disclaimed any opinion on our internal controls, as stated in their report which is included in our most recent annual report on Form 10-K.

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

Another continued listing standard for our stock on the Nasdaq Stock Market is our being current with our filing and other obligations under the Securities and Exchange Act of 1934, including our filing a complete annual report on Form 10-K. In our Annual Report on Form 10-K that we timely filed with the Securities and Exchange Commission on March 31, 2006, we noted, in presenting management’s conclusions that our internal controls were not effective as of December 31, 2005, that management had not yet completed its assessment of the effectiveness of our internal control over financial reporting. Nasdaq and the SEC have concluded that the Form 10-K that we filed was therefore deficient.

We have requested from Nasdaq additional time to complete our assessment of the effectiveness of our internal control over financial reporting and to file an amendment to our Form 10-K to bring us back into compliance. This matter was included in the appeal that we requested before the Nasdaq Listing Qualifications Panel.

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

Additionally, delisting from the Nasdaq Stock Market would constitute an event of default under our debentures due in September 2006, which could result in acceleration of debt under other instruments evidencing other indebtedness that may contain cross-acceleration or cross-

default provisions, even if the delisting were not an event of default under those other instruments.

A substantial number of our shares are available for sale in the public market and sales of those shares could adversely affect our stock price.

Sales of a substantial number of shares of common stock into the public market, or the perception that those sales could occur, could adversely affect our stock price or could impair our ability to obtain capital through an offering of equity securities. As of April 30, 2006, we had 118,567,381 shares of common stock issued and outstanding. Of these shares, most are freely transferable without restriction under the Securities Act of 1933 or pursuant to effective resale registration statements, and a substantial portion of the remaining shares may be sold subject to the volume restrictions, manner-of-sale provisions and other conditions of Rule 144 under the Securities Act of 1933.

Exercise of our warrants, options and convertible debt could adversely affect our stock price and will be dilutive.

As of April 30, 2006, there were outstanding warrants to purchase a total of 15,798,860 shares of our common stock at a weighted average exercise price of $1.14 per share, options to purchase a total of 8,622,235 shares of our common stock at a weighted average exercise price of $0.79 per share, of which 8,301,171 were vested, at a weighted average exercise price of $0.76 per share, and outstanding debentures and notes convertible into a total of 11,590,727 shares of our common stock at a weighted average conversion price of $1.12 per share. Holders of our options, warrants and convertible debt will probably exercise or convert them only at a time when the price of our common stock is higher than their respective exercise or conversion prices. Accordingly, we may be required to issue shares of our common stock at a price substantially lower than the market price of our stock. This could adversely affect our stock price. In addition, if and when these shares are issued, the percentage of our common stock that existing stockholders own will be diluted.

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

Historically, Arab states have boycotted any direct trade with Israel and to varying degrees have imposed a secondary boycott on any company carrying on trade with or doing business in Israel. Although in October 1994, the states comprising the Gulf Cooperation Council (Saudi Arabia, the United Arab Emirates, Kuwait, Dubai, Bahrain and Oman) announced that they would no longer adhere to the secondary boycott against Israel, and Israel has entered into certain agreements with Egypt, Jordan, the Palestine Liberation Organization and the Palestinian Authority, Israel has not entered into any peace arrangement with Syria or Lebanon. Moreover, since September 2000, there has been a significant deterioration in Israel’s relationship with the Palestinian Authority, and a significant increase in terror and violence. Israel recently withdrew unilaterally from the Gaza Strip and certain areas in northern Samaria. It is unclear what the long-term effects of such disengagement plan will be. Efforts to resolve the problem have failed to result in an agreeable solution. The election of representatives of the Hamas movement to a majority of seats in the Palestinian Legislative Council may create additional unrest and uncertainty. There can be no assurance that the recent relative calm will continue. Continued hostilities between the Palestinian community and Israel and any failure to settle the conflict may have a material adverse effect on our business and us. Moreover, the current political and security situation in the region has already had an adverse effect on the economy of Israel, which in turn may have an adverse effect on us.

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

Dated: May 15, 2006

AROTECH CORPORATION
By:	/s/ Robert S. Ehrlich
	Name:	Robert S. Ehrlich
	Title:	Chairman and CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Vice President - Finance and CFO
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002