Form 10-K/A
period 2005-12-31
AROTECH CORP
filed 2006-06-16
CIK 916529

OMB APPROVAL
OMB Number: 3235-0063 Expires: January 31, 2008 Estimated average burden hours per response 2,196.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED      DECEMBER 31, 2005   .

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____.

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
Securities registered pursuant to Section 12(g) of the Act:                                                                                      Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                      Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act).                                                   Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:                                                                                Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                            ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐      Accelerated filer: ☒    Non-accelerated filer: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                             Yes ☐    No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $84,064,177 (based on the last sale price of such stock on such date as reported by The Nasdaq National Market and assuming, for the purpose of this calculation only, that all of the registrant’s directors and executive officers are affiliates).

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

PRELIMINARY NOTE

Arotech Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 31, 2006. This amendment reports the following changes resulting from Arotech’s completed assessment of internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002:

➢	Replaces Item 9A, “Controls and Procedures”;

➢
Replaces and supersedes the report of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm, previously filed under Item 8, “Financial Statements and Supplementary Data”;

➢	Adds the report on internal control over financial reporting from Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm;

➢	Provides additional Consents of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global, and Stark Winter Schenkein & Co., LLP, Independent Registered Public Accounting Firms; and

➢	Replaces the Section 302 and Section 906 certifications from the Chairman and Chief Executive Officer and the Vice President - Finance and Chief Financial Officer.

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

Based on their evaluation as of December 31, 2005, and solely because of the material weakness described below, our principal executive officer and principal financial officer were able to conclude that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management, including our principal executive and financial officers, is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management has evaluated the effectiveness of our internal controls, pursuant to the requirements of Sarbanes-Oxley Section 404, as of the end of the period covered by this amended Annual Report on Form 10-K for the year ended December 31, 2005. In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control - Integrated Framework.

For the reasons described below, we have concluded that there was a material weakness in our internal control over financial reporting at December 31, 2005. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We note in this connection that our Independent Registered Public Accounting Firm audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), our consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005, and their report dated March 30, 2006 expressed an unqualified opinion with respect thereto.

We have identified the following material weakness as of December 31, 2005, related to our FAAC subsidiary:

➢
Revenue recognition. We did not maintain effective controls over the monitoring, review and approval of revenue recognition calculations at FAAC. Specifically, these calculations were not being reviewed by appropriate accounting personnel at FAAC to determine that revenue is recognized in accordance with company policy and generally accepted accounting principles. This material weakness affects the revenue and unbilled receivables accounts.

Because of this material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2005.

The foregoing management assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Kost, Forer, Gabbay and Kasierer, a member of Ernst & Young Global, the independent registered public accounting firm that audited the financial statements included in our annual report, as stated in their report which is included below.

Plans to Remediate the Material Weakness

In response to the material weakness described above, we have undertaken the following initiatives with respect to our internal controls and procedures that we believe are reasonably likely to improve and materially affect our internal control over financial reporting.

➢
Revenue recognition. We have instituted procedures at FAAC to determine that revenue recognition calculations are reviewed by the new Chief Financial Officer of FAAC. Specifically, revenue calculations are now routinely reviewed by the new Chief Financial Officer of FAAC prior to being categorized in order to ensure that they revenues are being recognized in accordance with company policy and generally accepted accounting principles.

Our management and Audit Committee will monitor closely the implementation of our remediation plan, and senior management and the Audit Committee of the Board of Directors will take a more active role in supervising the evaluation and compliance process. The effectiveness of the steps we intend to implement is subject to continued management review, as well as

Audit Committee oversight, and we may make additional changes to our internal control over financial reporting.

Additionally, our management has concluded that we need to dedicate greater resources and personnel to the process of evaluation of effectiveness of our internal controls as required by Sarbanes-Oxley Section 404, and that senior management and the Audit Committee of the Board of Directors should take a more active role in supervising the evaluation and compliance process.

We cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting. However, we have taken action to strengthen pertinent controls and are in the process of testing these controls. Since we do not anticipate that we will have completed this testing by the end of the second quarter of 2006, we presently anticipate that we will report in our Quarterly Report on Form 10-Q for the second quarter of fiscal 2006 that the material weakness referred to above continues to exist.

Changes in Internal Controls Over Financial Reporting

Other than as set forth above, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Annual Report on Form 10-K, as amended, relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 15, 2006 expressed an unqualified opinion on management’s assessment of and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Kost, Forer, Gabbay & Kasierer
Tel Aviv, Israel	KOST, FORER, GABBAY & KASIERER
March 30, 2006, except for the final paragraph above, as to which the date is June 15, 2006	A Member of Ernst & Young Global

- -

■ Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 67067, Israel	■ Phone: 972-3-6232525 Fax: 972-3-5622555
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

AROTECH CORPORATION

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Arotech Corporation (“Arotech” or “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness related to revenue recognition identified in management’s assessment, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Arotech’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit. We did not examine the effectiveness of internal control over financial reporting of Armor of America Incorporated or IES Interactive Training Inc., wholly owned subsidiaries, whose financial statements in the aggregate reflect total assets and revenues constituting 6.3% and 20.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. The effectiveness of Armor of America Incorporated’s and IES Interactive Training Inc.’s internal control over financial reporting was audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the effectiveness of Armor of America Incorporated’s and IES Interactive Training Inc.’s internal control over financial reporting, is based solely on the reports of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our report dated March 30, 2006, we disclaimed an opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, because management had not yet completed its assessment of the Company’s internal control over financial reporting. Management has subsequently completed its assessment of internal control over financial reporting as of December 31, 2005. Accordingly, our present report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, as presented herein, is different from our previous report dated March 30, 2006.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: The Company did not maintain effective controls over the monitoring, review and approval of revenue recognition calculations at FAAC Inc. Specifically, these calculations were not being reviewed by appropriate accounting personnel at FAAC Inc. to determine that revenue is recognized in accordance with company policy and generally accepted accounting principles. This material weakness affects the Company’s revenue and unbilled receivable accounts. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated March 30, 2006, except for the final paragraph of our report as to which the date is June 15, 2006, on those financial statements.

In our opinion, based on our audit and the reports of the other auditors, management’s assessment that Arotech did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, based on our audit and the reports of the other auditors, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Arotech has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO control criteria.

/s/ Kost, Forer, Gabbay & Kasierer
Tel Aviv, Israel	KOST, FORER, GABBAY & KASIERER
June 15, 2006	A Member of Ernst & Young Global

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this amended report:

(3)

Exhibits - The following Exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

	Exhibit No.	Description
*	23.1	Consent of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global
*	23.2	Consent of Stark Winter Schenkein & Co., LLP
*	31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*	31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 15, 2006.

AROTECH CORPORATION

By: /s/ Robert S. Ehrlich
Name: Robert S. Ehrlich
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert S. Ehrlich Robert S. Ehrlich	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	June 15, 2006
/s/ Thomas J. Paup Thomas J. Paup	Vice President - Finance (Principal Financial Officer)	June 15, 2006
/s/ Danny Waldner Danny Waldner	Controller (Principal Accounting Officer)	June 15, 2006
/s/ Steven Esses Steven Esses	President, Chief Operating Officer and Director	June 15, 2006
/s/ Jay M. Eastman Dr. Jay M. Eastman	Director	June 15, 2006
/s/ Lawrence M. Miller Lawrence M. Miller	Director	June 15, 2006
Jack E. Rosenfeld	Director	June __, 2006
/s/ Edward J. Borey Edward J. Borey	Director	June 15, 2006
Seymour Jones	Director	June __, 2006

Exhibit Index

Exhibit Number	Description
23.1	Consent of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global
23.2	Consent of Stark Winter Schenkein & Co., LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002