Form 10-K/A
period 2005-12-31
AROTECH CORP
filed 2006-07-24
CIK 916529

OMB APPROVAL
OMB Number: 3235-0063
Expires: January 31, 2008
Estimated average burden
hours per response 2,196.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED      DECEMBER 31, 2005   .

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission File Number:  0-23336

AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4302784 (I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan (Address of principal executive offices)	48108 (Zip Code)

(800) 281-0356 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered Not applicable

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

(Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 8,468,957 as of 7/5/06

Documents incorporated by reference: None

Potential persons who are to respond to the collection of
information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PRELIMINARY NOTE

Arotech Corporation is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 31, 2006, and as amended by Amendment No. 1 as filed with the Securities and Exchange Commission on June 16, 2006. The sole purpose of this amendment is to re-file the following document under Item 8, “Financial Statements and Supplementary Data,” which document was previously filed under Item 9A, “Controls and Procedures”:

•	the report on internal control over financial reporting from Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm.

The foregoing documents does not contain any changes from the version of such document most recently filed with the Securities and Exchange Commission.

We are also filing a new version of our financial statements giving effect to a one-for-fourteen reverse stock split effected on June 21, 2006. As a result, we are filing the following documents under Item 8, “Financial Statements and Supplementary Data”:

•	the report of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm;

•	the report of Stark Winter Schenkein & Co., LLP, Independent Registered Public Accounting Firm; and

•	Arotech Corporation’s financial statements for the year ended December 31, 2005.

None of the foregoing documents contains any changes from the versions of such documents most recently filed with the Securities and Exchange Commission, except that the financial statements have been restated to give effect to a one-for-fourteen reverse stock split effected on June 21, 2006. Except in respect of the reverse stock split, the restated financial statements do not reflect the restatement of any previously reported financial statements, results of operations or any other related financial disclosures.

Additionally, as required by SEC regulations, we are:

•	Providing additional Consents of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global, and Stark Winter Schenkein & Co., LLP, Independent Registered Public Accounting Firms; and

•	Replacing the Section 302 and Section 906 certifications from the Chairman and Chief Executive Officer and the Vice President – Finance and Chief Financial Officer.

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page
Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms	F-1
Consolidated Balance Sheets	F-8
Consolidated Statements of Operations	F-10
Statements of Changes in Shareholders’ Equity	F-11
Consolidated Statements of Cash Flows	F-14
Notes to Consolidated Financial Statements	F-17
Supplementary Financial Data
Quarterly Financial Data (unaudited) forthe two years ended December 31, 2005	F-64
Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts	F-65

The financial statements have been restated to give effect to a one-for-fourteen reverse stock split effected on June 21, 2006.

■ Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 67067, Israel	■ Phone: 972-3-6232525 Fax: 972-3-5622555

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 15, 2006 expressed an unqualified opinion on management’s assessment of and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Kost, Forer, Gabbay & Kasierer
Tel Aviv, Israel March 30, 2006, except for the final paragraph above, as to which the date is June 15, 2006 and for Note 13.h., as to which the date is July 24, 2006	KOST, FORER, GABBAY & KASIERER A Member of Ernst & Young Global

■ Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 67067, Israel	■ Phone: 972-3-6232525 Fax: 972-3-5622555

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

/s/ Kost, Forer, Gabbay & Kasierer
Tel Aviv, Israel June 15, 2006	KOST, FORER, GABBAY & KASIERER A Member of Ernst & Young Global

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

Denver, Colorado
March 10, 2006

STARK ♦ WINTER♦ SCHENKEIN & CO., LLP ♦ Certified Public Accountants ♦ Financial Consultants
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

STARK ♦ WINTER♦ SCHENKEIN & CO., LLP ♦ Certified Public Accountants ♦ Financial Consultants
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

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In U.S. dollars

	December 31,
	2005	2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$5,830,820	$6,177,546
Other accounts payable and accrued expenses	5,630,108	5,818,188
Current portion of promissory notes due to purchase of subsidiaries	603,764	13,585,325
Short term bank credit and current portion of long term loans	2,036,977	181,352
Deferred revenues	603,022	618,229
Convertible debenture	11,492,238	—
Liabilities of discontinued operations	120,000	—

Total current liabilities	26,316,929	26,380,640

LONG TERM LIABILITIES
Accrued severance pay	3,657,328	3,422,951
Convertible debenture	8,590,233	1,754,803
Deferred revenues	—	163,781
Long term loan	—	20,891
Long-term portion of promissory note due to purchase of subsidiaries	—	980,296

Total long-term liabilities	12,247,561	6,342,722

COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)

MINORITY INTEREST	38,927	95,842

STOCKHOLDERS’ EQUITY:
Share capital -
Common stock - $0.01 par value each;
Authorized: 250,000,000 shares as of December 31, 2004 and 2003; Issued: 6,221,194 shares and 5,759,786 shares as of December 31, 2005 and 2004, respectively; Outstanding - 6,181,527 shares and 5,720,119 shares as of December 31, 2005 and 2004, respectively	870,969	806,370
Preferred shares - $0.01 par value each;
Authorized: 1,000,000 shares as of December 31, 2005 and 2004; No shares issued and outstanding as of December 31, 2005 and 2004	—	—
Additional paid-in capital	193,949,882	189,266,103
Accumulated deficit	(142,996,964)	(118,953,553)
Deferred stock compensation	(389,303)	(1,258,295)
Treasury stock, at cost (common stock - 39,667 shares as of December 31, 2005 and 2004)	(3,537,106)	(3,537,106)
Notes receivable from stockholders	(1,256,777)	(1,222,871)
Accumulated other comprehensive income	(375,445)	372,335

Total stockholders’ equity	46,265,256	65,472,983

	$84,868,673	$98,292,187

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

In U.S. dollars

	Year ended December 31,
	2005	2004	2003

Revenues	$49,044,595	$49,953,846	$17,326,641

Cost of revenues	34,383,736	34,011,094	11,087,840

Gross profit	14,660,859	15,942,752	6,238,801

Operating expenses:
Research and development, net	1,300,429	1,731,379	1,053,408
Selling and marketing expenses	4,471,590	4,922,217	3,532,636
General and administrative expenses	14,862,435	10,656,866	5,857,876
Amortization of intangible assets	3,070,748	2,494,556	864,910
Impairment of goodwill and other intangible assets	12,256,756	320,279	—

Total operating costs and expenses	35,961,958	20,125,297	11,308,830

Operating loss	(21,301,099)	(4,182,545)	(5,070,029)
Other income	338,900	—	—
Financial income (expenses), net	(2,705,689)	(4,228,965)	(4,038,709)

Loss before minorities interests in loss (earnings) of a subsidiaries and tax expenses	(23,667,888)	(8,411,510)	(9,108,738)
Income taxes	(237,672)	(586,109)	(396,193)
Loss from affiliated company	(75,000)	—	—
Minorities interests in loss (earnings) of a subsidiaries	57,149	(44,694)	156,900
Loss from continuing operations	(23,923,411)	(9,042,313)	(9,348,031)

Income (loss) from discontinued operations	(120,000)	—	110,410
Net loss	$(24,043,411)	$(9,042,313)	$(9,237,621)

Deemed dividend to certain stockholders	$—	$(3,328,952)	$(350,000)

Net loss attributable to common stockholders	$(24,043,411)	$(12,371,265)	$(9,587,621)

Basic and diluted net loss per share from continuing operations	$(4.07)	$(1.81)	$(3.37)
Basic and diluted net loss per share from discontinued operations	$(0.02)	$0.00	$(0.04)
Basic and diluted net loss per share	$(4.09)	$(2.48)	$(3.45)

Weighted average number of shares used in computing basic and diluted net loss per share	5,872,093	4,995,218	2,777,870

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In U.S. dollars

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Deferred stock compensation	Treasury stock	Notes receivable from stockholders	Accumulated other comprehensive loss	Total comprehensive income (loss)	Total stockholders’ equity
Balance as of January 1, 2003	2,550,115	$357,017	$114,082,584	$(100,673,619)	$(12,000)	$(3,537,106)	$(1,177,589)	$(1,786)		$9,037,501
Compensation related to warrants issued to the holders of convertible debentures			5,157,500							5,157,500
Compensation related to beneficial conversion feature of convertible debentures			5,695,543							5,695,543
Issuance of shares on conversion of convertible debentures	497,829	69,696	6,064,981				(9,677)			6,125,000
Issuance of shares on exercise of warrants	263,071	36,831	3,259,422							3,296,253
Issuance of shares to consultants	15,971	2,236	159,711							161,947
Compensation related to grant and reprcing of warrants and options issued to consultants			229,259							229,259
Compensation related to non-recourse loan granted to shareholder			38,500							38,500
Deferred stock compensation			4,750		(4,750)					—
Amortization of deferred stock compensation					8,286					8,286
Exercise of options by employees	49,260	6,896	426,668							433,564
Exercise of options by consultants	1,071	150	7,200							7,350
Conversion of convertible promissory note	40,284	5,640	438,720							444,360
Increase in investment in subsidiary against common stock issuance	9,000	1,260	120,960							122,220
Accrued interest on notes receivable from stockholders			16,615				(16,615)			—
Other comprehensive income - foreign currency translation adjustment								106,215	$106,215	106,215
Net loss				(9,237,621)					(9,237,621)	(9,237,621)
									$(9,131,406)
Balance as of December 31, 2003	3,426,601	$479,726	$135,702,413	$(109,911,240)	$(8,464)	$(3,537,106)	$(1,203,881)	$104,429		$21,625,877

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In U.S. dollars

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Deferred stock compensation	Treasury stock	Notes receivable from stockholders	Accumulated other comprehensive loss	Total comprehensive income	Total stockholders’ equity
Balance as of January 1, 2004	3,426,601	$479,726	$135,702,413	$(109,911,240)	$(8,464)	$(3,537,106)	$(1,203,881)	$104,429		$21,625,877
Issuance of shares, net	1,009,892	141,384	24,252,939							24,394,323
Issuance of shares and warrants due to settlement of litigation	32,143	4,500	1,244,328							1,248,828
Issuance of shares to employees	2,857	400	92,800							93,200
Conversion of convertible debentures	274,552	38,437	3,754,279							3,792,716
Exercise of warrants by investors and others	811,667	113,633	19,119,638							19,233,271
Issuance of shares to consultants	6,444	902	198,489							199,391
Reclassification to liability in connection with warrants granted			(10,841,020)							(10,841,020)
Reclassification of liability to equity related to the fair value of warrants			10,514,181							10,514,181
Compensation related to non-recourse loan granted to shareholder			(10,000)							(10,000)
Deferred stock compensation related to options and restricted stock	52,857	7,400	2,074,057		(2,081,457)					—
Amortization of deferred stock compensation					831,626					831,626
Exercise of options by employees	64,089	8,972	1,101,172							1,110,144
Exercise of options by consultants	2,687	376	50,799							51,175
Issuance of shares in respect of FAAC acquisition	71,704	10,039	1,993,639							2,003,678
Accrued interest on notes receivable from stockholders			18,990				(18,990)			—
Other comprehensive income - foreign currency translation adjustment								263,404	$263,404	263,404
Other comprehensive income - realized gain on available for sale marketable securities								4,502	4,502	4,502
Net loss				(9,042,313)					(9,042,313)	(9,042,313)
									$(8,774,407)
Balance as of December 31, 2004	5,755,493	$805,769	$189,266,704	$(118,953,553)	$(1,258,295)	$(3,537,106)	$(1,222,871)	$372,335		$65,472,983

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In U.S. dollars
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Deferred stock compensation	Treasury stock	Notes receivable from stockholders	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)	Total stockholders’ equity
Balance as of January 1, 2005	5,759,786	$806,370	$189,266,103	$(118,953,553)	$(1,258,295)	$(3,537,106)	$(1,222,871)	$372,335		$$65,472,983
Issuance of shares, net	339,640	47,551	3,898,185							3,945,736
Shares issued to convertible debenture holders	82,976	11,617	441,434							453,051
Shares issued to consultant	36,232	5,073	516,200							521,273
Compensation related to non-recourse loan granted to shareholder			(28,500)							(28,500)
Employee options exercise	1,132	158	17,034							17,192
Shares issued to employees	714	100	(100)							—
Deferred stock compensation related to options and restricted stock	3,571	500	50,500		(51,000)					—
Amortization of deferred stock compensation					674,712					674,712
Cancellation of deferred stock compensation as a result of forfeitures	(2,857)	(400)	(244,880)		245,280					—
Interest accrued on notes receivable from shareholders			33,906				(33,906)			—
Other comprehensive loss - foreign currency translation adjustment								(746,016)	(746,016)	(746,016)
Other comprehensive loss - unrealized gain on available for sale marketable securities								(1,764)	(1,764)	(1,764)
Net loss				(24,043,411)					(24,043,411)	(24,043,411)
Total comprehensive loss									$(24,791,191)
Balance as of December 31, 2005	6,221,194	$870,969	$193,949,882	$(142,996,964)	$(389,303)	$(3,537,106)	$(1,256,777)	$(375,445)		$46,265,256

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

NOTE 1:–  GENERAL

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

NOTE 1:– GENERAL (Cont.)

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

The Acquisition was accounted under the purchase method accounting. Accordingly, all assets and liabilities were recorded at their estimated market values as of the date acquired, and results of FAAC’s operations have been included in the consolidated financial statements commencing the date of acquisition. The consideration for the purchase consisted of (i) cash in the amount of $12.0 million, and (ii) the issuance of a total of 71,704 shares of the Company’s common stock, $0.14 par value per share, having a value of approximately $2.0 million. There was also an earn-out based on 2004 net pretax income. Based on FAAC’s 2004 net pretax income, the Company paid the former stockholders of FAAC an earnout of $13.6 million during 2005, in cash and through the issuance of a total of 3,479,465 shares of the Company’s common stock (see Note 13.b.5.). The total consideration of $27.7 million (including the earn-out as well as $137,991 of transaction costs) was determined based upon arm’s-length negotiations between the Company and FAAC’s stockholders.

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

NOTE 1:– GENERAL (Cont.)

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

NOTE 1:– GENERAL (Cont.)

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

NOTE 1:– GENERAL (Cont.)

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

NOTE 1:– GENERAL (Cont.)

This pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the Acquisitions taken place at the beginning of the period, nor do they purport to be indicative of the results of operations that will be obtained in the future.

	Year Ended December 31,
	2004	2003
	(Unaudited)
Total revenues	$61,086,697	$39,680,394
Gross profit	22,528,254	17,214,249
Net loss	(5,810,114)	(6,959,174)
Deemed dividend of common stock attributable to certain stockholders	(3,328,952)	(350,000)
Net loss attributable to stockholders of common stock	$(9,139,066)	$(7,309,174)

Basic and diluted net loss per share	$(1.83)	$(1.93)
Weighted average number of shares used in computing basic net loss per share	4,995,218	3,783,309

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

NOTE 1:– GENERAL (Cont.)

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

NOTE 2:–  SIGNIFICANT ACCOUNTING POLICIES

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

In U.S. dollars

NOTE 2:–  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

Cost is determined as follows:

Raw and packaging materials – by the average cost method.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Work in progress – represents the cost of manufacturing with additions of allocable indirect manufacturing cost.

Finished products – on the basis of direct manufacturing costs with additions of allocable indirect manufacturing costs.

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

In U.S. dollars

NOTE 2:–  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

In U.S. dollars

NOTE 2:–  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

In U.S. dollars

NOTE 2:–  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per common share because all such securities are anti-dilutive for all periods presented. The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share was 2,563,918, 2,250,154 and 1,585,301 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

The following table illustrates the effect on net income and earnings per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation:

	Year ended December 31,
	2005	2004	2003
Net loss as reported	$(24,043,411)	$(9,042,313)	$(9,237,621)
Add: Stock-based compensation expenses included in reported net loss	674,712	831,626	8,286
Deduct: Stock-based compensation expenses determined under fair value method for all awards	(2,461,787)	(2,741,463)	(1,237,558)
	$(25,830,486)	$(10,952,150)	$(10,466,893)
Loss per share:
Basic and diluted, as reported	$(4.09)	$(2.48)	$(3.45)
Diluted, pro forma	$(4.40)	$(2.19)	$(3.77)

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

In U.S. dollars

NOTE 2:–  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

In U.S. dollars

NOTE 2:–  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

NOTE 3:- RESTRICTED COLLATERAL DEPOSITS AND RESTRICTED HELD-TO-MATURITY SECURITIES:

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

NOTE 7:-  PROPERTY AND EQUIPMENT, NET

a. Composition of property and equipment is as follows:

	December 31,
	2005	2004
Cost:
Computers and related equipment	$3,081,029	$2,788,398
Motor vehicles	704,718	620,001
Office furniture and equipment	786,958	830,621
Machinery, equipment and installations	7,716,598	7,464,470
Leasehold improvements	1,399,683	1,321,025
Demo inventory	369,995	141,961

	$14,058,981	$13,166,476
Accumulated depreciation:
Computers and related equipment	2,328,549	1,995,392
Motor vehicles	233,745	163,817
Office furniture and equipment	474,127	451,998
Machinery, equipment and installations	5,729,563	5,143,186
Leasehold improvements	974,666	811,392
Demo inventory	65,400	—

	9,806,050	8,565,785

Depreciated cost	$4,252,931	$4,600,691

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

NOTE 10:- OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2005	2004
Employees and payroll accruals	$1,443,154	$1,534,295
Accrual for expected loss	485,877	—
Accrued vacation pay	504,342	469,527
Accrued expenses	1,788,558	1,770,348
Minority balance	172,871	243,116
Government authorities	439,975	1,036,669
Advances from customers	795,331	746,819
Other	—	17,414
	$5,630,108	$5,818,188

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 12:- CONVERTIBLE DEBENTURES AND DETACHABLE WARRANTS

a. 9% Secured Convertible Debentures due June 30, 2005

Pursuant to the terms of a Securities Purchase Agreement dated December 31, 2002, the Company issued and sold to a group of institutional investors an aggregate principal amount of 9% secured convertible debentures in the amount of $3.5 million due June 30, 2005. These debentures are convertible at any time prior to June 30, 2005 at a conversion price of $10.50 per share, or a maximum aggregate of 333,333 shares of common stock. The conversion price of these debentures was adjusted to $8.96 per share in April 2003. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” the terms of convertible debentures were not treated as changed or modified when the cash flow effect on a present value basis was less than 10%.

As part of the securities purchase agreement on December 31, 2002, the Company issued to the purchasers of its 9% secured convertible debentures due June 30, 2005, warrants, as follows: (i) Series A Warrants to purchase an aggregate of 83,336 shares of common stock at any time prior to December 31, 2007 at a price of $11.76 per share; (ii) Series B Warrants to purchase an aggregate of 83,336 shares of common stock at any time prior to December 31, 2007 at a price of $12.46 per share; and (iii) Series C Warrants to purchase an aggregate of 83,336 shares of common stock at any time prior to December 31, 2007 at a price of $13.02 per share. The exercise price of these warrants was adjusted to $8.96 per share in April 2003.

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 12:- CONVERTIBLE DEBENTURES AND DETACHABLE WARRANTS (Cont.)

During 2004, the remaining principal amount of $1,150,000 of 9% secured convertible debentures outstanding was converted into an aggregate of 128,348 shares of common stock.

During 2004, the Company recorded expenses of $372,600 attributable to amortization due to conversion of the convertible debenture into shares.

b. 8% Secured Convertible Debentures due September 30, 2006 and issued in September 2003

Pursuant to the terms of a Securities Purchase Agreement dated September 30, 2003, the Company issued and sold to a group of institutional investors an aggregate principal amount of 8% secured convertible debentures in the amount of $5.0 million due September 30, 2006. These debentures are convertible at any time prior to September 30, 2006 at a conversion price of $16.10 per share, or a maximum aggregate of 310,559 shares of common stock.

As of December 31, 2005, principal amount of $150,000 remained outstanding under these debentures.

As part of the securities purchase agreement on September 30, 2003, the Company issued to the purchasers of its 8% secured convertible debentures due September 30, 2006, warrants to purchase an aggregate of 89,286 shares of common stock at any time prior to September 30, 2006 at a price of $20.125 per share.

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

During 2004, an aggregate of principal amount $1,075,000 in 8% secured convertible debentures was converted into an aggregate of 66,770 shares.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 12:- CONVERTIBLE DEBENTURES AND DETACHABLE WARRANTS (Cont.)

c. 8% Secured Convertible Debentures due September 30, 2006 and issued in December 2003

Pursuant to the terms of a Securities Purchase Agreement dated September 30, 2003, the Company issued and sold to a group of institutional investors an aggregate principal amount of 8% secured convertible debentures in the amount of $6.0 million due September 30, 2006. These debentures are convertible at any time prior to September 30, 2006 at a conversion price of $20.30 per share, or a maximum aggregate of 295,567 shares of common stock.

As of December 31, 2005, principal amount of $4,387,500 remained outstanding under these convertible debentures.

As a further part of the securities purchase agreement on September 30, 2003, the Company issued to the purchasers of its 8% secured convertible debentures due September 30, 2006, warrants to purchase an aggregate of 107,143 shares of common stock at any time prior to December 18, 2006 at a price of $25.375 per share. Additionally, the Company issued to the investors supplemental warrants to purchase an aggregate of 74,143 shares of common stock at any time prior to December 31, 2006 at a price of $30.80 per share.

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

During 2004 an aggregate of 107,143 shares were issued pursuant to exercise of these warrants. Out of these warrants, the holders of 80,357 warrants exercised their warrants on July 14, 2004 were granted an additional warrants to purchase 80,357 shares of common stock of the Company at an exercise price per share of $19.32. See also Note 13.f.3.

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

The Notes are convertible at the investors’ option at a fixed conversion price of $14.00. The Notes bear interest at a rate equal to six month LIBOR plus 6% per annum, subject to a floor of 10% and a cap of 12.5%. The Company will repay the principal amount of the Notes over a period of two and one-half years, with the principal amount being amortized in twelve payments payable at the Company’s option in cash and/or stock, provided certain conditions are met. In the event the Company elects to make such payments in stock, the price used to determine the number of shares to be issued will be calculated using an 8% discount to the average trading price of the Company’s common stock during 17 of the 20 consecutive trading days ending two days before the payment date.

As a further part of the Securities Purchase Agreement dated September 29, 2005, the Company issued warrants, which are not exercisable for the six month period following closing, to purchase up to 375,000 shares of common stock (30% warrant coverage) at an exercise price of $15.40 per share. These warrants are exercisable until the one-year anniversary of the effective date of the registration statement registering the shares of common stock underlying the warrants.

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

The Company’s Notes provide for repayment in twelve equal installments. Installments may be paid in cash or, at the Company’s option (subject to certain conditions), in stock. If the Company elects to make a payment in stock, it must give notice 24 trading days prior to the date the installment is due, and issue shares of its stock to the holders of the Note based on a conversion price of $14.00. Thereafter, based on a price of 92% of the average price of the stock during 17 of the trading days between the notice date and the installment payment date, the Company issues additional shares based on the amount, if any, by which the average price of the stock was less than $14.00. In December 2005, pursuant to the terms of the Notes, the Company made the first installment of a scheduled $1,458,333 principal repayment in shares of common stock by requesting its stock transfer agent to issue a total of 104,167 shares to the holders of the notes. Of these shares, 82,976 shares were issued prior to December 31, 2005, which at the share value assigned pursuant to the procedures established in the notes was equal to repayment of $453,051, and the remaining 21,191 shares were, for technical reasons, issued in early January 2006.

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

b. Issuance of common stock to investors and in respect of acquisitions:

1. In September 2003, the Company acquired an additional 12% interest in MDT Armor Corporation and an additional 24.5% interest in MDT Protective Industries, Ltd. in exchange for the issuance to AGA Means of Protection and Commerce, Ltd. of 9,000 shares of its common stock.

2. In January 2004, the Company issued an aggregate of 702,888 shares of common stock at a price of $26.32 per share, or a total purchase price of $18,500,000, to a several institutional (see also Note 13.f.2.). Finance expenses in connection with this issuance totaled $692,500.

3. In July 2004, pursuant to a Securities Purchase Agreement dated July 15, 2004, the Company issued an aggregate of 304,148 shares of common stock at a price of $21.70 per share, or a total purchase price of $6,600,000, to a group of investors (see also Note 13.f.3.).

4. In May 2005, the Company issued an aggregate of 91,107 shares of common stock at a price of $14.00 per share, or a total purchase price of $1,275,500, to several institutional investors.

5. In connection with the satisfaction by the Company of the provision of the FAAC purchase agreement related to an earn-out based on 2004 net pretax income, the Company, in May 2005, issued to the former shareholders of FAAC a total of 248,533 shares, which together with cash paid by the Company to the former shareholders of FAAC, was sufficient to satisfy the Company’s obligation in respect of this earn-out provision.

c. Issuance of common stock to service providers and employees, in settlement of litigation, and as donations to charities

1. In July 2003, the Company issued 15,378 shares of common stock to a consultant as commissions on battery orders. At the issuance date, the fair value of these shares was determined both by the value of the shares issued as reflected by the market price at the issuance date and by the value of the services provided and amounted to $154,331 in accordance with EITF 96-18. In accordance with EITF 96-18, the Company recorded this compensation expense of $154,331 during the year 2003 and included this amount in marketing expenses.

2. In November 2003, the Company issued 593 shares of common stock to a consultant as commissions on battery orders. At the issuance date, the fair value of these shares was determined by the fair market value of the shares issued as reflected by their market price at the issuance date and by the value of the services provided and amounted to $7,616 in accordance with EITF 96-18. In accordance with EITF 96-18, the Company recorded this compensation expense of $7,616 during the year 2003 and included this amount in marketing expenses.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:- STOCKHOLDERS’ EQUITY  (Cont.)

3. Beginning in January 2004, the Company entered into a consulting agreement with one of its directors pursuant to which the director agreed to aid the Company in identifying potential acquisition candidates, in exchange for a commission. The Company also agreed to issue to this director, at par value, a total of 2,286 shares of its common stock, the value of which was to be deducted from any transaction fees paid. 1,143 of these shares were earned and issued prior to termination of this agreement in August 2004. At the issuance date, the fair value of these shares was determined both by the value of the shares issued as reflected by their market price at the issuance date and by the value of the services provided and amounted to $28,160 in accordance with EITF 96-18. In accordance with EITF 96-18, the Company recorded this compensation expense of $28,160 during the year 2004 and included this amount in general and administrative expenses

4. In February 2004, the Company issued 5,301 shares of common stock to a consultant as commissions on battery orders. At the issuance date, the fair value of these shares was determined both by the value of the shares issued as reflected by their market price at the issuance date and by the value of the services provided and amounted to $171,680 in accordance with EITF 96-18. In accordance with EITF 96-18, the Company accrued this compensation expense of $171,680 during the year 2003 and included this amount in selling and marketing expenses.

5. In June 2004 the Company sold 2,857 shares of the Company’s common stock at a price of $14.00 per share to one of its employees. At the issuance date, the fair value of these shares was determined by the fair market value of the shares issued as reflected by their market price at the issuance date in accordance with APB No. 25. In accordance with APB No. 25, the Company recorded this compensation expense of $53,200 during the year 2004 and included this amount in general and administrative expenses

6. In December 2004, the Company donated 2,857 shares of its common stock to a charitable organization recognized by the Internal Revenue Service as tax-exempt under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended. At the issuance date, the fair value of these shares was determined by the value of the shares issued as reflected by their market price at the issuance date and amounted to $69,200 in accordance with EITF 96-18. This compensation expense will be amortized over the course of one year due to legal restrictions on selling these shares for that period of time. In accordance with EITF 96-18, the Company recorded compensation expense of $4,361 and $64,839 during the years 2004 and 2005, respectively, and included this amount in general and administrative expenses.

7. In May 2005, the Company issued 5,190 shares of common stock to a consultant as commissions on battery orders as a part of a marketing agreement with the consultant whereby he helped procure orders and ensured payment by a specified military agency for Zinc-Air batteries and complementary products. At the issuance date, the fair value of these shares was determined by the value of the shares issued as reflected by their market price at the issuance date and amounted to $89,363 in accordance with EITF 96-18. In accordance with EITF 96-18, the Company accrued compensation expenses of $56,577 and $32,786 during the years 2004 and 2005, respectively, and included these amounts in selling and marketing expenses.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:- STOCKHOLDERS’ EQUITY  (Cont.)

8. In August 2005, pursuant to the terms of agreements between the Company and an investment banker, the Company issued an aggregate of 30,357 shares of common stock as part of the fee arrangements in connection with investment banking and financial consulting services that the investment banker rendered to it including arranging financing in connection with potential acquisitions. At the issuance date, the fair value of these shares was determined by the value of the shares issued as reflected by their market price at the issuance date and amounted to $423,750 in accordance with EITF 96-18. In accordance with EITF 96-18 the Company accrued compensation expenses of $423,750 during 2005 and included this amount in general and administrative expenses.

9. In August 2005, pursuant to the terms of an agreement between the Company and a public relations firm, the Company issued 686 shares of common stock as part of the fee arrangements in connection with investor relations services that the public relations firm rendered to it. At the issuance date, the fair value of these shares was determined both by the value of the shares issued as reflected by their market price at the issuance date and by the value of the services provided and amounted to $8,160 in accordance with EITF 96-18. In accordance with EITF 96-18 the Company accrued compensation expenses of $8,160 during 2005 and included this amount in general and administrative expenses.

10. See Note 13.f.5.

d. Issuance of shares to lenders

As part of the securities purchase agreement on December 31, 2002 (see Note 12.a.), the Company issued 27,664 shares at par as consideration to lenders for the first nine months of interest expenses. At the issuance date, the fair value of these shares was determined both by the value of the shares issued as reflected by their market price at the issuance date and by the value of the interest and amounted to $236,250 in accordance with APB 14. During 2003 the Company recorded this amount as financial expenses.

e. Issuance of promissory note:

As part of its purchase of the assets of IES Interactive Training, Inc., the Company issued a $450,000 convertible promissory note. This note was converted into an aggregate of 40,284 shares of common stock in August 2003.

f. Warrants:

1. As part of an investment agreement in May 2001, the Company issued to the investors a total of 192,641 warrants (the “May 2001 Warrants”) to purchase shares of common stock at a price of $45.08 per share; these warrants are exercisable by the holder at any time after November 8, 2001 and will expire on May 8, 2006.

In June and July 2003, the Company adjusted the purchase price of 96,970 of the May 2001 Warrants to $11.48 per share in exchange for immediate exercise of these warrants, and issued to the holders of these exercised warrants new warrants to purchase a total of 64,647 shares of common stock at a purchase price of $20.30 per share (the “June 2003 Warrants”). The June 2003 Warrants were originally exercisable at any time from and after December 31, 2003 to June 30, 2008; however, in September 2003, the exercise period of 45,599 of these June 2003 Warrants was adjusted to make them exercisable at any time from and after December 31, 2004 to June 30, 2009. As a result the Company recorded during 2003 a deemed dividend in the amount of $267,026.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:- STOCKHOLDERS’ EQUITY  (Cont.)

In addition, with respect to an additional 27,706 May 2001 Warrants, in December 2003 the Company adjusted the purchase price to $22.40 per share in exchange for immediate exercise of these warrants, and issued to the holders of these exercised warrants new warrants to purchase a total of 13,853 shares of common stock at a purchase price of $31.50 per share. As a result the Company recorded during 2003 a deemed dividend in the amount of $82,974.

Additionally, in October 2003 the Company granted to three of these investors additional new warrants to purchase a total of 10,714 shares of common stock at a purchase price of $16.80 per share. As a result the company recorded during 2003 an expense of $199,500 and included this amount in general and administrative expenses. During 2004, 4,611 warrants were exercised.

On July 14, 2004, the Company repriced the exercise price of 17,316 warrants granted previously in May 2001 to $26.32 in order to induce their holders to exercise them immediately. In connection with the exercise of the warrants, the Company additionally granted five-year warrants to purchase up to an aggregate of 10,390 shares of the Company’s common stock at an exercise price per share of $19.32. The fair value of these warrants was determined using Black Scholes pricing model, assuming a risk-free interest rate of 3.5%, a volatility factor of 79%, dividend yields of 0% and a contractual life of five years. For accounting treatment, please see also Notes 13.b.2. and 13.f.3.

2. In connection with the Securities Purchase Agreement referred to in Note 13.b.2 above, the Company granted three-year warrants to purchase up to an aggregate of 702,888 shares of the Company’s common stock at any time beginning six months after closing at an exercise price per share of $26.32.

In July 2004 an aggregate of 531,915 shares were issued pursuant to exercise of these warrants. In connection with the exercise of the warrants, the Company granted to the same investors five-year warrants to purchase up to an aggregate of 531,915 shares of the Company’s common stock at an exercise price per share of $19.32. The fair value of these warrants was determined using Black Scholes pricing model, assuming a risk-free interest rate of 3.5%, a volatility factor of 79%, dividend yields of 0% and a contractual life of five years. See also Note 13.f.3.

3. On July 14, 2004, warrants to purchase 629,588 shares of common stock, having an aggregate exercise price of $16,494,194, net of issuance expenses, were exercised (see also Notes 13.f.1., 13.f.2. and 12.c.). Out of the shares issued in conjunction with the exercise of these warrants, 80,357 shares were issued upon exercise of warrants issued in the transaction referred to in Note 12.c. above and 531,915 shares were issued upon exercise of warrants issued in the transaction referred to in the Note 13.f.3. above; the remaining 17,316 shares were issued upon exercise of a warrant that the Company issued to an investor in May 2001 referred to in Note 13.f.1. above. In connection with this transaction, the Company issued to the holders of those exercising warrants an aggregate of 622,662 new five-year warrants to purchase shares of common stock at an exercise price of $19.32 per share

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:- STOCKHOLDERS’ EQUITY  (Cont.)

As a result of the transactions described in Notes 13.f.1., 13.f.2. and 12.c., including the repricing of the warrants to the investors and the issuance of additional warrants to the investors, the Company recorded a deemed dividend in the amount of $2,165,952, to reflect the additional benefit created for these investors. The deemed dividend increased the loss applicable to common stockholders in the calculation of basic and diluted net loss per share for the year ended December 31, 2004, without any effect on total shareholder’s equity

As all warrants in the July 14, 2004, securities purchase agreement were subject to shareholders approval, in accordance with Emerging Issues Task Force No.00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” their fair value was recorded as a liability at the closing date. Such fair value was remeasured at each subsequent cut-off date. Upon obtaining stockholders approval on December 14, 2004, the warrants were remeasured and reclassified to equity. The fair value of these warrants was determined using the Black-Scholes pricing model, assuming a risk-free interest rate of 3.5%, a volatility factor 79%, dividend yields of 0% and a contractual life of approximately five years. The change in the fair value of the warrants between the date of grant and December 14, 2004 has been recorded as finance income in the amount of $326,839.

4. In November 2000 and May 2001, the Company issued a total of 65,476 warrants to an investor, which warrants contained certain antidilution provisions: a Series A warrant to purchase 47,619 shares of the Company’s common stock at a price of $49.00 per share, and a Series C warrant to purchase 17,857 shares at a price of $43.12 per share. Operation of the antidilution provisions provided that the Series A warrant should be adjusted to be a warrant to purchase 63,483 shares at a price of $37.38 per share, and the Series C warrant should be adjusted to be a warrant to purchase 23,806 shares at a price of $32.90 per share. After negotiations, the investor agreed in March 2004 to exercise its warrants immediately, in exchange for an exercise price reduction to $20.30 per share, and the issuance of a new six-month Series D warrant to purchase 87,289 shares at an exercise price of $29.40 per share. The new Series D warrant does not have similar antidilution provisions. As a result of this repricing and the issuance of new warrants, the Company recorded a deemed dividend in the amount of approximately $1,163,000 in 2004.

5. On February 4, 2004, the Company entered into an agreement settling the litigation brought against it in the Tel-Aviv, Israel district court by I.E.S. Electronics Industries, Ltd. (“IES Electronics”) and certain of its affiliates in connection with the Company’s purchase of the assets of its IES Interactive Training, Inc. subsidiary from IES Electronics in August 2002. The litigation had sought monetary damages in the amount of approximately $3 million. Pursuant to the terms of the settlement agreement, in addition to agreeing to dismiss their lawsuit with prejudice, IES Electronics agreed (i) to cancel the Company’s $450,000 debt to them that had been due on December 31, 2003, and (ii) to transfer to the Company title to certain certificates of deposit in the approximate principal amount of $112,000. The parties also agreed to exchange mutual releases. In consideration of the foregoing, the Company issued to IES Electronics (i) 32,143 shares of common stock, and (ii) five-year warrants to purchase up to an additional 32,143 shares of common stock at a purchase price of $26.74 per share. The fair value of the warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 3.5%, a volatility factor 79%, dividend yields of 0% and a contractual life of five years. The fair value of warrants was calculated as $483,828 and fair value of shares as $765,000.

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

6. As of December 31, 2005, the Company’s outstanding warrants totaled 1,575,819.

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

1) 1998 Employee Option Plan - as amended, 339,286 shares reserved for issuance, of which 60,711 were available for future grants to employees and consultants as of December 31, 2005.

2) 1995 Non-Employee Director Plan - 71,429 shares reserved for issuance, of which 15,000 stock options were issued and outstanding as of December 31, 2005. Pursuant to the terms of this Plan, no new options were issuable under this Plan after September 28, 2005.

3) 2004 Employee Option Plan - 535,714 shares reserved for issuance, of which 301,813 were available for future grants to employees and consultants as of December 31, 2005.

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:- STOCKHOLDERS’ EQUITY  (Cont.)

	2005		2004		2003
	Amount	Weighted average exercise price	Amount	Weighted average exercise price	Amount	Weighted average exercise price
		$		$		$
Options outstanding at be-ginning of year	703,912	$16.66	644,166	$19.18	375,741	$31.64
Changes during year:
Granted (1) (2) (3)	121,096	$7.70	160,606	$14.84	376,019	$9.94
Exercised	(1,130)	$15.26	(64,089)	$17.36	(49,260)	$8.96
Forfeited (3)	(163,524)	$26.46	(36,771)	$52.78	(58,334)	$49.14
Repriced (3)
Old exercise price	(207,980)	$15.40	—	—	—	—
New exercise price	207,980	$5.46	—	—	—	—

Options outstanding at end of year	660,354	$9.38	703,912	$16.66	644,166	$19.18

Options exercisable at end of year	583,070	$9.80	461,808	$18.48	416,181	$23.80

(1) Includes 24,276, 66,875 and 145,358 options and restricted shares granted to directors and executive officers in 2005, 2004 and 2003, respectively.

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

(3) On December 29, 2005 the company repriced downwards 207,980 options with average exercise price of $215.6 to $76.44. In addition, 4,205 options with exercise price of $184.24 were forfeited and new options with exercise price of $76.44 were given at the same day. In accordance with FIN44 the downward repricing resulted in a variable plan accounting. However, due to the decrease in the share price as of December 31, 2005 no compensation was recorded.

d.  The options and restricted shares outstanding as of December 31, 2005 have been separated into ranges of exercise price, as follows:

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:- STOCKHOLDERS’ EQUITY  (Cont.)

	Total options outstanding			Exercisable options outstanding(1)
Range of exercise prices	Amount outstanding at December 31, 2005	Weighted average remaining contractual life	Weighted average exercise price	Amount exercisable at December 31, 2005	Weighted average exercise price
$		Years	$		$

0.01–2.00	630,954	5.10	7.42	562,003	7.98
2.01–4.00	16,186	3.43	34.30	7,853	35.00
4.01–6.00	12,143	4.05	69.02	12,143	69.02
6.01–8.00	357	1.86	91.00	357	91.00
8.01	714	1.75	126.84	714	126.84
	660,354	5.04	9.38	583,070	9.80

On December 29, 2005, the Company accelerated vesting of 39,810 of its outstanding unvested stock options to make such options immediately vested and exercisable. The Company’s decision to accelerate the vesting of those options and to grant fully vested options was based primarily upon the issuance of SFAS No. 123R, which will require the Company to treat all unvested stock options as compensation expense effective January 1, 2006. The Company believes that the acceleration of vesting of those options will enable the Company to avoid recognizing stock-based compensation expense associated with these options in future periods. Additional reasons for the fully vested grant and for the acceleration were to make the options more attractive to the recipients, and to avoid discrimination between groups of option holders, respectively.

Weighted-average fair values and exercise prices of options and restricted shares on dates of grant are as follows:

	Equals market price			Less than market price
	Year ended December 31,			Year ended December 31,
	2005	2004	2003	2005	2004	2003
Weighted average exercise prices	$7.00	$20.916	$13.30	$—	$23.408	$—
Weighted average fair value on grant date	$3.64	$14.028	$10.22	$—	$24.206	$—

2. Options issued to consultants:

a. The Company’s outstanding options to consultants as of December 31, 2005, are as follows:

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:- STOCKHOLDERS’ EQUITY  (Cont.)

	2005		2004		2003
	Amount	Weighted average exercise price	Amount	Weighted average exercise price	Amount	Weighted average exercise price
		$		$		$
Options outstanding at beginning of year	11,878	$53.20	22,422	$64.26	17,556	$77.70
Changes during year:
Granted	—	$—	714	$—	5,937	$13.86
Exercised	—	$—	(2,687)	$14.42	(1,071)	$6.86
Forfeited or cancelled	—	$—	(8,571)	$89.60	—	$—

Options outstanding at end of year	11,878	$53.20	11,878	$53.20	22,422	$64.26

Options exercisable at end of year	11,878	$53.20	11,878	$53.20	13,850	$48.44

b. The Company accounted for its options to consultants under the fair value method of SFAS No. 123 and EITF 96-18. The fair value for these options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Dividend yield	—	0%	0%
Expected volatility	—	81%	78%
Risk-free interest	—	3.4%	2.3%
Contractual life of up to	—	5 years	10 years

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

h. Reverse split:

The Company’s stockholders approved a one-for-fourteen reverse stock split of the Company’s common stock on June 19, 2006, which was effected on June 21, 2006. As a result of the reverse stock split, every fourteen shares of Arotech common stock were combined into one share of common stock; any fractional shares created by the reverse stock split were eliminated. The reverse stock split affected all of Arotech’s common stock, stock options, warrants and convertible debt outstanding immediately prior to the effective date of the reverse stock split. All shares of common stock, options, warrants, option and warrant exercise prices, convertible debt conversion prices and per share date included in these financial statements for all periods presented have been retroactively adjusted to reflect this one-for-fourteen reverse split.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:- INCOME TAXES  (Cont.)

h. Taxes on income were comprised of the following:

	Year ended December 31
	2005	2004	2003

Current state and local taxes	$83,365	$539,674	$44,102
Deferred taxes	14,345	(37,857)	—
Taxes in respect of prior years	139,962	84,292	352,091
	$237,672	$586,109	$396,193

Domestic	$153,950	$163,087	$33,020
Foreign	83,722	423,022	363,173

	$237,672	$586,109	$396,193

i. A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the Statement of Operations is as follows:

	Year ended December 31,
	2005	2004	2003
Loss from continuing operations before taxes, as reported in the consolidated statements of income	$(23,742,888)	$(8,411,510)	$(9,108,738)

Statutory tax rate	34%	34%	34%
Theoretical income tax on the above amount at the U.S. statutory tax rate	$(8,072,582)	$(2,859,914)	$(3,096,971)
Deferred taxes on losses for which valuation allowance was provided	1,611,971	556,692	1,146,754
Non-deductible expenses	5,669,144	1,629,874	1,873,129
State taxes	67,470	168,081	33,020
Accrual for deferred taxes on undistributed earnings	(49,328)	49,416	—
Foreign income in tax rates other then U.S rate	897,617	919,895	86,954
Taxes in respect of prior years	139,963	84,292	352,091
Others	(26,583)	37,773	1,216

Actual tax expense	$237,672	$586,109	$396,193

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 15:– SELECTED STATEMENTS OF OPERATIONS DATA

Financial income (expenses), net:

	Year ended December 31,
	2005	2004	2003

Financial expenses:
Interest, bank charges and fees	$(1,473,799)	$(622,638)	$(355,111)
Amortization of compensation related to warrants issued to the holders of convertible debentures and beneficial conversion feature	(1,702,753)	(4,142,109)	(3,928,237)
Bonds premium amortization	(47,734)	(202,467)	—
Foreign currency translation differences	(54,840)	(71,891)	115,538

	(3,279,126)	(5,039,105)	(4,167,810)
Financial income:
Interest	192,771	443,182	129,101
Realized gain from marketable securities sale	2,863	40,119	—
Financial income in connection with warrants granted (Note 12.d. and 13.f.3.)	377,803	326,839	—

Total	$(2,705,689)	$(4,228,965)	$(4,038,709)

NOTE 16:– SEGMENT INFORMATION

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

NOTE 16:– SEGMENT INFORMATION (Cont.)

b. The following is information about reported segment gains, losses and assets:

	Simulation and Training	Armor	Battery and Power Systems	All Others(4)	Total
2005
Revenues from outside customers	$26,805,772	$12,322,678	$9,916,145	$—	$49,044,595
Depreciation , amortization and impairment expenses (1)	(1,645,057)	(14,043,019)	(909,463)	(229,626)	(16,827,165)
Direct expenses (2)	(21,967,755)	(13,955,199)	(9,757,402)	(7,752,865)	(53,433,221)
Segment net income (loss)	$3,192,960	$(15,675,540)	$(750,720)	$(7,982,491)	(21,215,791)
Financial expenses (after deduction of minority interest)					(2,707,620)
Net loss from continuing operations					$(23,923,411)
Segment assets (3) (4)	$32,741,946	$7,185,010	$12,040,415	$688,023	$52,655,394

2004
Revenues from outside customers	$21,464,406	$17,988,687	$10,500,753	$—	$49,953,846
Depreciation , amortization and impairment expenses (1)	(1,983,822)	(1,755,847)	(1,132,953)	(135,613)	(5,008,235)
Direct expenses (2)	(17,910,967)	(16,444,476)	(9,974,544)	(5,431,627)	(49,761,614)
Segment net income (loss)	$1,569,617	$(211,636)	$(606,744)	$(5,567,240)	(4,816,003)
Financial expenses (after deduction of minority interest)					(4,226,310)
Net loss from continuing operations					$(9,042,313)
Segment assets (3)	$1,872,943	$5,819,266	$3,455,188	$730,595	$11,877,992

2003
Revenues from outside customers	$8,022,026	$3,435,716	$5,868,899	$—	$17,326,641
Depreciation expenses and amortization	(757,997)	(169,668)	(527,775)	(139,630)	(1,595,070)
Direct expenses (2)	(7,308,649)	(3,584,284)	(5,945,948)	(4,200,770)	(21,039,651)
Segment net income (loss)	$(44,620)	$(318,236)	$(604,824)	$(4,340,400)	(5,308,080)
Financial expenses (after deduction of minority interest)					(4,039,951)
Net loss from continuing operations					$(9,348,031)
Segment assets (3)	$898,271	$730,291	$2,128,062	$450,864	$4,207,488

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

NOTE 16:– SEGMENT INFORMATION (Cont.)

c. Summary information about geographic areas:

The following presents total revenues according to end customers location for the years ended December 31, 2005, 2004 and 2003, and long-lived assets as of December 31, 2005, 2004 and 2003:

	2005		2004		2003
	Total revenues	Long-lived assets	Total revenues	Long-lived assets	Total revenues	Long-lived assets
	U.S. dollars

U.S.A.	$38,953,462	$32,840,172	$40,656,729	$45,154,086	$10,099,652	$6,778,050
Germany	188,635	—	319,110	—	2,836,725	—
England	931,008	—	344,261	—	29,095	—
Thailand	—	—	—	—	95,434	—
India	1,723,031	—	3,061,705	—	—	—
Israel	5,700,267	11,999,415	4,212,408	13,560,822	3,576,139	2,954,441
Other	1,548,192	—	1,359,633	—	689,596	—

	$49,044,595	$44,839,587	$49,953,846	$58,714,908	$17,326,641	$9,732,491

d. Revenues from major customers:

	Year ended December 31,
	2005	2004	2003
	%
Batteries and power systems:
Customer A	7%	8%	27%
Armor:
Customer B	5%	4%	17%
Customer C	9%	24%	—
Simulation and Training:
Customer D	24%	13%	—
Customer E	—	1%	16%

e. Revenues from major products:

	Year ended December 31,
	2005	2004	2003

Electric vehicle	$205,485	$232,394	$408,161
Water activated batteries	1,181,114	921,533	703,084
Military batteries	8,515,329	9,324,247	4,757,116
Car and aircraft armoring	12,322,679	17,988,686	3,435,715
Simulators	26,785,772	21,414,968	7,961,302
Other	34,216	72,018	61,263

Total	$49,044,595	$49,953,846	$17,326,641

NOTE 17:– SUBSEQUENT EVENTS

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

In U.S. dollars

NOTE 17:– SUBSEQUENT EVENTS (UNAUDITED) (Cont.)

b. In March 2006, a dispute that began in 2005 involving a claim against the Company in the amount of approximately $1.1 million was settled for an aggregate payment by the Company of $90,000 in cash, $60,000 of which was payable in 2006 and $30,000 of which was payable in 2007. The Company accrued $90,000 to reflect this settlement agreement.

c. In February 2006, the Company and one of its existing warrant holders agreed to amend certain of the investor’s existing warrants (consisting of 25,950 warrants to purchase common stock at a price of $30.80 per share and 322,455 warrants to purchase common stock at a price of $19.32 per share - a total of 348,405 warrants) to provide for an exercise price equal to $6.165, in exchange for (i) immediate exercise by the investor of all such warrants, with the exercise price being deposited in a collateral account to secure the Company’s obligation to repay its 8% secured convertible debentures due in September 2006, and (ii) the issuance to the investor of 139,362 warrants, expiring on March 31, 2008, with an exercise price equal to $8.316 per share.

d. In March 2006, the Company and certain of its existing warrant holders (“Investors”) agreed to amend certain of the Investors’ existing warrants (consisting of 29,657 warrants to purchase common stock at a price of $30.80 per share, 56,991 warrants to purchase common stock at a price of $26.32 per share, 19,625 warrants to purchase common stock at a price of $20.30 per share, 8,929 warrants to purchase common stock at a price of $20.125 per share, and 178,761 warrants to purchase common stock at a price of $19.32 per share -  a total of 293,963  warrants) to provide for an exercise price equal to $5.6, in exchange for (i) immediate exercise by the Investors of all such warrants, with the exercise price being deposited in a collateral account to secure the Company’s obligation to repay its 8% secured convertible debentures due in September 2006, and (ii) the issuance to the Investors of a total of 117,585 warrants, expiring on March 31, 2008, with an exercise price equal to $8.316 per share.

e. See Note 13.h.

SUPPLEMENTARY FINANCIAL DATA

Quarterly Financial Data (unaudited) for the two years ended December 31, 2005

	Quarter Ended*
2005	March 31	June 30	September 30	December 31
Net revenue	$10,387,445	$12,236,910	$11,189,675	$15,230,565
Gross profit	$4,015,570	$3,627,634	$2,756,392	$4,261,263
Net profit (loss) from continuing operations	$(2,456,500)	$(5,422,514)	$(12,708,932)	$(3,335,465)
Net profit (loss) from discontinued operations	$—	$(200,000)	$—	$80,000
Net profit (loss) for the period	$(2,456,500)	$(5,622,514)	$(12,708,932)	$(3,255,465)
Deemed dividend to certain stockholders of common stock	$—	$—	$—	$—
Net loss attributable to common stockholders	$(2,456,500)	$(5,622,514)	$(12,708,932)	$(3,255,465)
Net profit (loss) per share - basic and diluted	$(0.43)	$(0.97)	$(2.16)	$(0.53)
Shares used in per share calculation	5,721,578	5,770,011	5,891,127	6,103,348

	Quarter Ended
2004	March 31	June 30	September 30	December 31
Net revenue	$7,182,254	$9,928,248	$16,272,521	$16,570,823
Gross profit	$2,625,034	$3,353,501	$4,723,573	$5,240,644
Net profit (loss) from continuing operations	$(2,517,889)	$(4,396,123)	$1,126,845	$(3,255,146)
Net loss from discontinued operations	$—	$—	$—	$—
Net profit (loss) for the period	$(2,517,889)	$(4,396,123)	$1,126,845	$(3,255,146)
Deemed dividend to certain stockholders of common stock	$(1,163,000)	$—	$(2,165,952)	$—
Net loss attributable to common stockholders	$(3,680,889)	$(4,396,123)	$(1,039,107)	$(3,255,146)
Net profit (loss) per share - basic and diluted	$(0.87)	$(0.95)	$(0.19)	$(0.58)
Shares used in per share calculation	4,243,319	4,607,078	5,481,732	5,648,227

FINANCIAL STATEMENT SCHEDULE

Arotech Corporation and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2005, 2004 and 2003

Description	Balance at beginning of period	Additions charged to costs and expenses	Balance at end of period
Year ended December 31, 2005
Allowance for doubtful accounts	$55,394	$120,786	$176,180
Allowance for slow moving inventory	217,672	1,062,336	1,280,008
Valuation allowance for deferred taxes	33,725,995	757,801	34,483,796
Totals	$33,999,061	$1,940,923	$35,939,984

Year ended December 31, 2004
Allowance for doubtful accounts	$61,282	$(5,888)	$55,394
Allowance for slow moving inventory	96,350	121,322	217,672
Valuation allowance for deferred taxes	34,801,887	(1,075,892)	33,725,995
Totals	$34,959,519	$(960,458)	$33,999,061

Year ended December 31, 2003
Allowance for doubtful accounts	$40,636	$20,646	$61,282
Allowance for slow moving inventory	—	96,350	96,350
Valuation allowance for deferred taxes	29,560,322	5,241,565	34,801,887
Totals	$29,600,958	$5,358,561	$34,959,519

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of this amended report:

(1)	Financial Statements - See Index to Financial Statements on page 2 above.
(2)
Financial Statements Schedules - Schedule II - Valuation and Qualifying Accounts. All schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or related notes thereto.

(3)	Exhibits - The following Exhibits are filed herewith:

Exhibit No.	Description
23.1	Consent of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global
23.2	Consent of Stark Winter Schenkein & Co., LLP
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 24, 2006.

AROTECH CORPORATION

By:	/s/ Robert S. Ehrlich
Name: Robert S. Ehrlich
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Ehrlich	Chairman Chief Executive Officer and Director	July 24, 2006
Robert S. Ehrlich	(Principal Executive Officer)

/s/ Thomas J. Paup	Vice President - Finance	July 24, 2006
Thomas J. Paup	(Principal Financial Officer)
July 24, 2006
/s/ Danny Waldner	Controller
Danny Waldner	(Principal Accounting Officer)

/s/ Steven Esses	President, Chief Operating Officer	July 24, 2006
Steven Esses	and Director

/s/ Jay M. Eastman	Director	July 24, 2006
Dr. Jay M. Eastman

/s/ Lawrence M. Miller	Director	July 24, 2006
Lawrence M. Miller

/s/ Jack E. Rosenfeld	Director	July 24, 2006
Jack E. Rosenfeld

/s/ Edward J. Borey	Director	July 24, 2006
Edward J. Borey

/s/ Seymour Jones	Director	July 24, 2006
Seymour Jones

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global
23.2	Consent of Stark Winter Schenkein & Co., LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002