Form 10-Q/A
period 2006-03-31
AROTECH CORP
filed 2006-07-24
CIK 916529

OMB APPROVAL
OMB Number: 3235-0070 Expires: January 31, 2008 Estimated average burden hours per response....192.00
UNITED STATES
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s common stock as of July 24, 2006 was 8,468,957.

SEC 1296 (12-05)
Potential persons who are to respond to the collection of
information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PRELIMINARY NOTE

Arotech Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended March 31, 2006, as filed with the Securities and Exchange Commission on May 15, 2006.

This document does not contain any changes from the versions of such document most recently filed with the Securities and Exchange Commission, except that the financial information contained in “Part I - Financial Information, Item 1. Financial Statements” has been restated to give effect to a one-for-fourteen reverse stock split effected on June 21, 2006. Except in respect of the reverse stock split, the restated financial information does not reflect the restatement of any previously reported financial statements, results of operations or any other related financial disclosures.

Additionally, as required by SEC regulations, we are replacing the Section 302 and Section 906 certifications from the Chairman and Chief Executive Officer and the Vice President - Finance and Chief Financial Officer.

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	March 31, 2006	December 31, 2005
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$5,311,913	$6,150,652
Restricted collateral deposits	6,809,420	3,897,113
Available-for-sale marketable securities	35,899	35,984
Trade receivables (net of allowance for doubtful accounts in the amount of $158,142 and $176,180 as of March 31, 2006 and December 31, 2005, respectively)	7,757,463	11,747,876
Unbilled receivables	5,316,019	5,228,504
Other accounts receivable and prepaid expenses	1,949,638	2,114,331
Inventories	7,580,417	7,815,806

Total current assets	34,760,769	36,990,266

SEVERANCE PAY FUND	2,134,487	2,072,034

RESTRICTED DEPOSITS	525,245	779,286

PROPERTY AND EQUIPMENT, NET	3,990,190	4,252,931

INVESTMENT IN AFFILIATED COMPANY	75,972	37,500

OTHER INTANGIBLE ASSETS, NET	10,641,740	11,027,499

GOODWILL	29,481,061	29,559,157

	$81,609,464	$84,718,673

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$2,917,518	$5,830,820
Other accounts payable and accrued expenses	4,905,004	5,586,061
Current portion of promissory notes due to purchase of subsidiaries	453,764	453,764
Short-term bank loans and current portion of long-term loans	1,892,771	2,036,977
Deferred revenues	1,122,440	603,022
Convertible debenture	9,512,011	11,492,238
Liability in connection with warrants issuance	784,266	44,047
Liabilities of discontinued operation	—	120,000

Total current liabilities	21,587,774	26,166,929

LONG TERM LIABILITIES
Accrued severance pay	3,860,040	3,657,328
Convertible debenture	8,590,454	8,590,233

Total long-term liabilities	12,450,494	12,247,561

MINORITY INTEREST	16,754	38,927

SHAREHOLDERS’ EQUITY:
Share capital -
Common stock - $0.01 par value each;
Authorized: 250,000,000 shares as of March 31, 2006 and December 31, 2005; Issued: 7,307,566 shares as of March 31, 2006 and 6,221,193 shares as of December 31, 2005; Outstanding - 7,267,900 shares as of March 31, 2006 and 6,181,527 shares as of December 31, 2005	1,023,062	870,969
Preferred shares - $0.01 par value each;
Authorized: 1,000,000 shares as of March 31, 2006 and December 31, 2005; No shares issued and outstanding as of March 31, 2006 and December 31, 2005	—	—
Additional paid-in capital	199,618,737	193,560,579
Accumulated deficit	(147,210,412)	(142,996,964)
Treasury stock, at cost (common stock - 39,666 shares as of March 31, 2006 and December 31, 2005)	(3,537,106)	(3,537,106)
Notes receivable from stockholders	(1,845,047)	(1,256,777)
Accumulated other comprehensive loss	(494,792)	(375,445)
Total shareholders’ equity	47,554,442	46,265,256
	$81,609,464	$84,718,673

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. Dollars, except share data)

	Three months ended March 31,
	2006	2005

Revenues	$8,896,412	$10,387,445

Cost of revenues	6,652,752	6,371,874

Gross profit	2,243,660	4,015,571

Operating expenses:
Research and development	304,612	414,678
Selling and marketing	899,268	1,158,820
General and administrative	3,102,536	3,356,412
Amortization of intangible assets	510,692	823,088
Impairment of intangible assets	204,059	—
Total operating costs and expenses	5,021,167	5,752,998

Operating loss	(2,777,507)	(1,737,427)
Other income	17,506	—
Financial expenses, net	(1,461,136)	(468,855)

Loss before minority interest in loss (earnings) of subsidiaries, earnings from affiliated company and tax expenses	(4,221,137)	(2,206,282)
Income taxes	(39,972)	(217,264)
Earnings from affiliated company	38,472	—
Minority interest in loss (earnings) of subsidiaries	9,189	(32,954)
Net loss	$(4,213,448)	$(2,456,500)
Deemed dividend to certain stockholders	$(317,207)	$—
Net loss attributable to common stockholders	$(4,530,655)	$(2,456,500)

Basic and diluted net loss per share from continuing operations	$(0.70)	$(0.43)
Basic and diluted net loss per share	$(0.70)	$(0.43)

Weighted average number of shares used in computing basic net loss per share	6,480,162	5,721,578

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(U.S. Dollars, except share data)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Treasury stock	Notes receivable from shareholders	Accumulated other comprehensive income (loss)	Total comprehensive loss	Total
BALANCE AT JANUARY 1, 2006 - NOTE 1	6,221,193	$870,969	$193,560,579	$(142,996,964)	$(3,537,106)	$(1,256,777)	$(375,445)	$–	$46,265,256
CHANGES DURING THE THREE-MONTH PERIOD ENDED MARCH 31, 2006
Principal installment of convertible debenture payment in shares	444,005	62,161	2,908,414	–	–	–	–	–	2,970,575
Warrants exercise, net	642,368	89,932	2,907,585	–	–	(577,051)	–	–	2,420,466
Amortization of deferred stock compensation	–	–	230,940	–	–	–	–	–	230,940
Interest accrued on notes receivable from shareholders	–	–	11,219	–	–	(11,219)	–	–	–
Other comprehensive loss – foreign currency translation adjustment	–	–	–	–	–	–	(119,740)	(119,740)	(119,740)
Other comprehensive loss – unrealized gain on available for sale marketable securities	–	–	–	–	–	–	393	393	393
Net loss	–	–	–	(4,213,448)	–	–	–	(4,213,448)	(4,213,448)
Total comprehensive loss	–	–	–	–	–	–	–	$(4,332,795)	–
BALANCE AT MARCH 31, 2006– UNAUDITED	7,307,566	$1,023,062	$199,618,737	$(147,210,412)	$(3,537,106)	$(1,845,047)	$(494,792)		$47,554,442

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)

	Three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period before deemed dividend to certain stockholders of common stock	$(4,213,448)	$(2,456,500)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	380,078	298,110
Amortization of intangible assets, capitalized software costs and impairment of intangible assets	745,528	853,798
Amortization of compensation related to warrants issued to the holders of convertible debentures and beneficial conversion feature	483,609	392,543
Financial expenses in connection with convertible debenture principal repayment	506,960	–
Amortization of deferred expenses related to convertible debenture issuance	242,846	12,128
Remeasurement of liability in connection with warrants granted	(35,270)	–
Stock-based compensation due to shares granted and to be granted to consultants and shares granted as a donation	–	58,560
Stock based compensation due to options and shares granted to employees	230,941	232,739
Adjustment of stock based compensation related to non-recourse note granted to stockholder	–	(11,500)
Earnings (loss) to minority	(9,189)	32,954
Share in earnings of affiliated company	(38,472)	–
Interest expenses accrued on promissory notes issued to purchase of subsidiary	–	2,442
Interest accrued on certificates of deposit due within one year	–	(58,188)
Amortization of premium related to restricted securities	–	38,794
Liability for employee rights upon retirement, net	115,997	57,666
Write-off of inventory	70,577	–
Decrease in deferred tax assets	7,564	72,624
Changes in operating asset and liability items:
Decrease in trade receivables and notes receivable	3,967,096	1,822,948
Increase in unbilled receivables	(87,515)	(349,083)
Increase in other accounts receivable and prepaid expenses	(91,927)	(194,297)
Decrease (increase) in inventories	146,995	(1,447,620)
Decrease in trade payables	(2,893,400)	(2,130,990)
Increase in deferred revenues	519,418	75,700
Decrease in accounts payable and accruals	(639,714)	(754,834)
Net cash used in operating activities from continuing operations	(591,326)	(3,452,006)
Net cash used in operating activities from discontinuing operations	(120,000)	–
Net cash used in operating activities	(711,326)	(3,452,006)
CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of promissory note related to purchase of subsidiary	–	(75,000)
Purchase of property and equipment	(128,132)	(342,248)
Increase in capitalized research and development projects	(202,607)	(37,293)
Increase in restricted securities and deposits, net	(2,864,139)	(50,141)
Net cash used in investing activities	(3,194,878)	(504,682)
FORWARD	$(3,906,204)	$(3,956,688)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)

	Three months ended March 31,
	2006	2005
FORWARD	$(3,906,204)	$(3,956,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short-term credit from banks	(133,747)	(99,156)
Proceeds from exercise of options	–	15,000
Proceeds from exercise of warrants	3,195,772	–
Repayment of long-term loans	(9,906)	(22,226)

Net cash provided by (used in) financing activities	3,052,119	(106,382)

DECREASE IN CASH AND CASH EQUIVALENTS	(854,085)	(4,063,070)

CASH EROSION DUE TO EXCHANGE RATE DIFFERENCES	15,347	698

BALANCE OF CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	6,150,651	6,734,512

BALANCE OF CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$5,311,913	$2,672,140

SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Payment of principal installment of convertible debenture in shares	$2,463,615	$–
Warrants exercise against note receivable from shareholder	$577,051	$–
Liability in connection with warrants issuance	$775,305	$–

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

c. Accounting for stock-based compensation:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123(R)”), which is a revision of FASB No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Generally, the approach in SFAS No. 123(R) is similar to the approach described in Statement 123. However, SFAS No. 123 permitted, but did not require, share-based payments to employees to be recognized based on their fair values, while SFAS No. 123(R) requires all share-based payments to employees to be recognized based on their fair values. SFAS No. 123(R) also revises, clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. The Company has elected the modified prospective application method and is expensing all unvested stock options outstanding as of January 1, 2006. The compensation expense is recognized over the requisite service period that still has not been rendered and is based upon the original grant date fair value of the award as calculated for recognition of the pro forma disclosure under SFAS No. 123. For the three months ended March 31, 2006 the compensation expense recorded related to stock options and restricted shares was $47,664 and $183,277 and has been included in reported net income for the first quarter of 2006.

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

Pro forma information under SFAS No. 123:

Three months ended March 31, 2005
Unaudited (U.S. Dollars, except per share data)
Net loss as reported	$(2,456,500)
Add – stock-based compensation expense determined under APB 25	232,739
Deduct – stock based compensation expense determined under fair value method for all awards	(449,592)

Pro forma net loss	$(2,673,353)
Loss per share:
Basic and diluted, as reported	$(0.43)
Pro forma basic and diluted	$(0.43)

A summary of the status of the Company’s plans and other share options to employees and restricted shares (except for options granted to consultants) granted as of March 31 2006, and changes during the three months then ended, is presented below:

	2006
	Amount	Weighted average exercise price
		$
Options outstanding at be-ginning of quarter	660,353	$9.38
Changes during quarter:
Granted	—	—
Exercised	—	—
Forfeited	(2,071)	9.38
Options outstanding at March 31, 2006	658,282	$9.38
Options exercisable at end of quarter	581,063	$9.80

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

b. The following is information about reported segment revenues, income (losses) and assets for the three months ended March 31, 2006 and 2005:

	Simulation and Training	Battery and Power Systems	Armor	All Others	Total
Three months ended March 31, 2006
Revenues from outside customers	$4,936,565	$2,041,942	$1,917,905	$—	$8,896,412
Depreciation, amortization and impairment expenses (1)	(433,709)	(232,197)	(399,874)	(59,826)	(1,125,606)
Direct expenses (2)	(4,195,347)	(2,151,262)	(2,356,205)	(1,820,304)	(10,523,118)
Segment income (loss)	$307,509	$(341,517)	$(838,174)	$(1,880,130)	(2,752,312)
Financial income (after deduction of minority interest)					(1,461,136)
Loss from continuing operations					$(4,213,448)
Segment assets (3), (4)	$32,615,793	$12,012,941	$6,421,605	$643,069	$51,693,408

Three months ended March 31, 2005
Revenues from outside customers	$4,115,651	$3,006,138	$3,265,656	$—	$10,387,445
Depreciation expenses and amortization (1)	(402,660)	(222,699)	(491,548)	(35,000)	(1,151,907)
Direct expenses (2)	(3,508,124)	(2,756,990)	(3,316,049)	(1,641,897)	(11,223,060)
Segment income (loss)	$204,867	$26,449	$(541,941)	$(1,676,897)	(1,987,522)
Financial income (after deduction of minority interest)					(468,978)
Loss from continuing operations					$(2,456,500)
Segment assets (3)	$31,783,459	$13,265,919	$20,816,358	$759,121	$66,624,857

(1)	Includes depreciation of property and equipment, amortization expenses of intangible assets and impairment of goodwill and other intangible assets.

(2)	Including, inter alia, sales and marketing, general and administrative and tax expenses.

(3)	Consisting of property and equipment, inventory and intangible assets.

(4)
Out of those amounts, goodwill in our Simulation and Training, Battery and Power Systems and Armor Divisions stood at $23,605,069, $4,902,639 and $973,352, respectively, as of March 31, 2006 and $22,845,372, $5,244,396 and $11,579,443, respectively, as of March 31, 2005.

NOTE 5: CONVERTIBLE DEBENTURES AND DETACHABLE WARRANTS

a.8% Secured Convertible Debentures due September 30, 2006 and issued in September 2003

Pursuant to the terms of a Securities Purchase Agreement dated September 30, 2003, the Company, in September 2003, issued and sold to a group of institutional investors an aggregate principal amount of 8% secured convertible debentures in the amount of $5.0 million due September 30, 2006. These debentures are convertible at any time prior to September 30, 2006 at a conversion price of $16.10 per share.

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

b. 8% Secured Convertible Debentures due September 30, 2006 and issued in December 2003

Pursuant to the terms of a Securities Purchase Agreement dated September 30, 2003, the Company, in December 2003, issued and sold to a group of institutional investors an aggregate principal amount of 8% secured convertible debentures in the amount of $6.0 million due September 30, 2006. These debentures are convertible at any time prior to September 30, 2006 at a conversion price of $20.30 per share.

As of March 31, 2006, principal amount of $4,387,500 remained outstanding under these convertible debentures.

As a further part of the Securities Purchase Agreement dated September 30, 2003, the Company issued to the purchasers of its 8% secured convertible debentures due September 30, 2006, warrants to purchase an aggregate of 107,143 shares of common stock at any time prior to December 31, 2006 at a price of $25.375 per share. Additionally, the Company issued to the investors supplemental warrants to purchase an aggregate of 74,143 shares of common stock at any time prior to June 18, 2009 at a price of $30.80 per share. See Note 6.c.

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

See also note 6.c.

c.Senior Secured Convertible Notes due March 31, 2008

Pursuant to the terms of a Securities Purchase Agreement dated September 29, 2005 (the “Purchase Agreement”) by and between the Company and certain institutional investors, the Company issued and sold to the investors an aggregate of $17.5 million principal amount of senior secured notes having a final maturity date of March 31, 2008.

Under the terms of the Purchase Agreement, the Company granted the investors (i) a second position security interest in the stock of MDT Armor Corporation, IES Interactive Training, Inc. and M.D.T. Protective Industries, Ltd. (junior to the security interest of the holders of the Company’s 8% secured convertible debentures due September 30, 2006) and in the assets of FAAC Incorporated (junior to a bank that extends to FAAC Incorporated a $5 million line of credit) and in any stock that the Company acquires in future acquisitions, and (ii) a first position security interest in the assets of all of the Company’s other active United States subsidiaries. The Company’s active United States subsidiaries are also acting as guarantors of the Company’s obligations under the Notes.

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

See also Note 9.d.

NOTE 6: WARRANTS

a. Warrants issued in June 2003

In June 2003, warrants to purchase a total of 29,437 shares of common stock, having an aggregate exercise price of $337,940, were exercised. These warrants had originally been issued in May 2001 at an exercise price of $45.08 per share, but were repriced immediately prior to exercise to $11.48 per share. In connection with this repricing, the holder of these 29,437 warrants received an aggregate of 19,625 new five-year warrants to purchase shares at an exercise price of $20.30 per share and exercisable after January 1, 2004. In March 2006, these new warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holder of these warrants received new warrants to purchase 7,850 shares at an exercise price of $8.316. As a result of this repricing of the existing warrants and the issuance of these new warrants, the Company recorded a deemed dividend in the amount of $28,369 in the first quarter of 2006.

b. Warrants issued in December 2003

In connection with the transactions described in Note 5.a., the Company, in September 2003, issued warrants to purchase an aggregate of 89,286 shares of common stock at any time prior to September 30, 2006 at a price of $20.125 per share. In March 2006, 8,929 of these warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holder of these warrants received a new warrant to purchase 3,571 shares at an exercise price of $8.316. As a result of this repricing of the existing warrants and the issuance of these new warrants, the Company recorded a deemed dividend in the amount of $24,531 in the first quarter of 2006.

c. Warrants issued in September 2003

In connection with the transactions described in Note 5.b., the Company, in December 2003, issued supplemental warrants to purchase an aggregate of 74,143 shares of common stock at any time prior to June 18, 2009 at a price of $30.80 per share. In February and March 2006, an aggregate of 55,607 of these warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holders of these warrants received new warrants to purchase an aggregate of 22,243 shares at an exercise price of $8.316. As a result of this repricing of the existing warrants and the issuance of these new warrants, the Company recorded a deemed dividend in the amount of $35,157 in the first quarter of 2006.

See also Note 9.a.

d. Warrants issued in September 2003

Pursuant to the terms of a Securities Purchase Agreement dated January 7, 2004 by and between the Company and several institutional investors, the Company issued and sold (i) an aggregate of 702,888 shares of the Company’s common stock at a purchase price of $26.32 per share, and (ii) three-year warrants to purchase up to an aggregate of 702,888 shares of the Company’s common stock at any time beginning six months after closing at an exercise price per share of $26.32. In March 2006, 56,991 of these warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holder of these warrants received a new warrant to purchase an aggregate of 22,796 shares at an exercise price of $8.316. As a result of this repricing of the existing warrants and the issuance of these new warrants, the Company recorded a deemed dividend in the amount of $153,234 in the first quarter of 2006.

See also Note 9.b.

e. Warrants issued in July 2004

On July 14, 2004, warrants to purchase 629,588 shares of common stock were exercised. In connection with this transaction, the Company issued to the holders of those exercising warrants an aggregate of 622,662 new five-year warrants to purchase shares of common stock at an exercise price of $19.32 per share. In February and March 2006, an aggregate of 501,216 of these warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holders of these warrants received new warrants to purchase an aggregate of 200,486 shares at an exercise price of $8.316. As a result of this repricing of the existing warrants and the issuance of these new warrants, the Company recorded a deemed dividend in the amount of $75,916 in the first quarter of 2006.

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

NOTE 9: SUBSEQUENT EVENTS

a. Warrants issued in September 2003

In connection with the transactions described in Note 5.b., the Company, in December 2003, issued supplemental warrants to purchase an aggregate of 74,143 shares of common stock at any time prior to June 18, 2009 at a price of $30.80 per share. In April 2006, 11,121 of these warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holder of these warrants received a new warrant to purchase 4,449 shares at an exercise price of $8.316. See also Note 6.c.

b. Warrants issued in September 2003

Pursuant to the terms of a Securities Purchase Agreement dated January 7, 2004 by and between the Company and several institutional investors, the Company issued and sold (i) an aggregate of 702,888 shares of the Company’s common stock at a purchase price of $26.32 per share, and (ii) three-year warrants to purchase up to an aggregate of 702,888 shares of the Company’s common stock at any time beginning six months after closing at an exercise price per share of $26.32. In April 2006, 75,988 of these warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holder of these warrants received a new warrant to purchase 30,395 shares at an exercise price of $8.316. See also Note 6.d.

c. Warrants issued in July 2004

On July 14, 2004, warrants to purchase 629,588 shares of common stock were exercised. In connection with this transaction, the Company issued to the holders of those exercising warrants an aggregate of 622,662 new five-year warrants to purchase shares of common stock at an exercise price of $19.32 per share. In April 2006, 16,071 of these warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holder of these warrants received a new warrant to purchase 6,429 shares at an exercise price of $8.316. See also Note 6.e.

d. Convertible notes

On April 7, 2006, the Company and each holder (each, an “Investor” and collectively, the “Investors”) of its Senior Secured Convertible Notes due 2008 (the “Notes”) entered into conversion agreements dated April 7, 2006 (collectively, the “Conversion Agreements”) pursuant to which an aggregate of $6,148,903.60 principal amount of the Notes was converted into 1,098,019 shares of the Company’s common stock. The amount converted eliminated the Company’s obligation to make the installment payments under the Notes on each of March 31, 2008, January 31, 2008, November 30, 2007 and September 30, 2007 (aggregating a total of $5,833,333.33). In addition, as a result of the conversion an additional $315,570.27 was applied against part of the installment payment due July 31, 2007. After giving effect to the conversion, $8,434,429.73 of principal remained outstanding under the Notes. Each Investor also agreed, among other things, to defer the installment payment due on May 31, 2006 to July 31, 2006. See also Note 5.c.

e. Reverse split

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

PART II

ITEM 6. EXHIBITS.

The following documents are filed as exhibits to this amended report:

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

Dated: July 24, 2006

AROTECH CORPORATION

By:	/s/ Robert S. Ehrlich
Name: Robert S. Ehrlich
Title: Chairman and CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
Name: Thomas J. Paup
Title: Vice President – Finance and CFO
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