Form 10-Q
period 2006-06-30
AROTECH CORP
filed 2006-08-14
CIK 916529

OMB APPROVAL
OMB Number: 3235-0070 Expires: January 31, 2008 Estimated average burden hours per response 192.00
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED    June 30, 2006   .
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

The number of shares outstanding of the issuer’s common stock as of August 8, 2006 was 8,468,957.

SEC 1296 (12-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1A - Risk Factors	37
Item 4 - Submission of Matters to a Vote of Security Holders	44
Item 6 - Exhibits	44

SIGNATURES	45

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	June 30, 2006	December 31, 2005
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$4,565,725	$6,150,652
Restricted collateral deposits	8,283,905	3,897,113
Available-for-sale marketable securities	38,172	35,984
Trade receivables (net of allowance for doubtful accounts in the amount of $159,349 and $176,180 as of June 30, 2006 and December 31, 2005, respectively)	7,766,761	11,747,876
Unbilled receivables	4,871,255	5,228,504
Other accounts receivable and prepaid expenses	1,545,059	2,114,331
Inventories	8,724,101	7,815,806
Total current assets	35,794,978	36,990,266
SEVERANCE PAY FUND	2,109,660	2,072,034
RESTRICTED DEPOSITS	21,571	779,286
PROPERTY AND EQUIPMENT, NET	4,025,999	4,252,931
INVESTMENT IN AFFILIATED COMPANY	175,530	37,500
OTHER INTANGIBLE ASSETS, NET	10,468,321	11,027,499
GOODWILL	29,774,878	29,559,157
	$82,370,937	$84,718,673

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$2,708,730	$5,830,820
Other accounts payable and accrued expenses	6,009,805	5,586,061
Current portion of promissory notes due to purchase of subsidiaries	208,581	453,764
Short-term bank loans and current portion of long-term loans	3,093,829	2,036,977
Deferred revenues	1,709,350	603,022
Convertible debenture	11,367,231	11,492,238
Liability in connection with warrants issuance	--	44,047
Liabilities of discontinued operation	--	120,000
Total current liabilities	25,097,526	26,166,929
LONG TERM LIABILITIES
Accrued severance pay	3,900,072	3,657,328
Convertible debenture	1,142,763	8,590,233
Total long-term liabilities	5,042,835	12,247,561
MINORITY INTEREST	--	38,927
SHAREHOLDERS’ EQUITY:
Share capital -
Common stock - $0.01 par value each;
Authorized: 250,000,000 shares as of June 30, 2006 and December 31, 2005; Issued: 8,508,623 shares as of June 30, 2006 and 6,221,193 shares as of December 31, 2005; Outstanding: 8,468,957 shares as of June 30, 2006 and 6,181,527 shares as of December 31, 2005	1,191,230	870,969
Preferred shares - $0.01 par value each;
Authorized: 1,000,000 shares as of June 30, 2006 and December 31, 2005; No shares issued and outstanding as of June 30, 2006 and December 31, 2005	--	--
Additional paid-in capital	211,277,011	193,560,579
Accumulated deficit	(155,425,747)	(142,996,964)
Treasury stock, at cost (common stock - 39,666 shares as of June 30, 2006 and December 31, 2005)	(3,537,106)	(3,537,106)
Notes receivable from shareholders	(1,280,768)	(1,256,777)
Accumulated other comprehensive loss	5,956	(375,445)
Total shareholders’ equity	52,230,576	46,265,256
	$82,370,937	$84,718,673

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. Dollars, except share data)

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
Revenues	$16,310,747	$22,624,355	$7,414,335	$12,236,910
Cost of revenues	12,742,129	14,981,150	6,089,377	8,609,276
Gross profit	3,568,618	7,643,205	1,324,958	3,627,634
Operating expenses:
Research and development	520,629	898,504	216,017	483,826
Selling and marketing	1,748,132	2,222,692	848,864	1,063,873
General and administrative	6,240,808	6,720,816	3,138,272	3,364,406
Amortization of intangible assets	970,885	1,646,241	460,193	823,153
Impairment of goodwill and other intangible assets	204,059	2,389,129	--	2,389,129
Total operating costs and expenses	9,684,513	13,877,382	4,663,346	8,124,387
Operating loss	(6,115,895)	(6,234,177)	(3,338,388)	(4,496,753)
Other income	35,988	--	18,482	--
Financial expenses, net	(6,458,796)	(1,306,466)	(4,997,660)	(837,608)
Loss before minority interest in (loss) earnings of subsidiaries, earnings from affiliated company and tax expenses	(12,538,703)	(7,540,643)	(8,317,566)	(5,334,315)
Income tax expenses	(54,053)	(267,218)	(14,081)	(49,954)
Minority interest in (loss) earnings of subsidiaries	25,943	(71,153)	16,754	(38,199)
Earnings from affiliated company	138,030	--	99,558	--
Loss from continuing operations	(12,428,783)	(7,879,014)	(8,215,335)	(5,422,514)
Loss from discontinued operations	--	(200,000)	--	(200,000)
Net loss	(12,428,783)	(8,079,014)	(8,215,335)	(5,622,514)
Deemed dividend to certain shareholders	(434,185)	--	(116,978)	--
Net loss attributable to common shareholders	$(12,862,968)	$(8,079,014)	$(8,332,313)	$(5,622,514)
Basic and diluted net loss per share from continuing operations	$(1.67)	$(1.37)	$(0.98)	$(0.94)
Basic and diluted net loss per share from discontinued operation	$0.00	$(0.03)	$0.00	$(0.03)
Basic and diluted net loss per share[1]	$(1.73)	$(1.41)	$(0.99)	$(0.97)
Weighted average number of shares used in computing basic and diluted net loss per share	7,438,333	5,745,826	8,384,433	5,770,009

_______________________
1 Includes $434,185 and $116,978 deemed dividend in the calculation of the loss per share for the respective six-months ended 6/30/06 and three-months ended 6/30/06.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (U.S. Dollars, except share data)
	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury stock	Notes receivable from shareholders	Accumulated other comprehensive income (loss)	Total comprehensive loss	Total
	Shares	Amount
BALANCE AT JANUARY 1, 2006 - NOTE 1	6,221,193	$870,969	$193,560,579	$(142,996,964)	$(3,537,106)	$(1,256,777)	$(375,445)	$--	$46,265,256
CHANGES DURING THE SIX-MONTH PERIOD ENDED JUNE 30, 2006
Principal installment of convertible debenture payment in shares	1,542,023	215,884	13,136,089	--	--	--	--	--	13,351,973
Warrants exercise	745,549	104,377	4,246,258	--	--	--	--	--	4,350,635
Amortization of deferred stock compensation	--	--	310,094	--	--	--	--	--	310,094
Interest accrued on notes receivable from shareholders	--	--	23,991	--	--	(23,991)	--	--	--
Other comprehensive loss - foreign currency translation adjustment	--	--	--	--	--	--	380,534	380,534	380,534
Other comprehensive loss - unrealized gain on available for sale marketable securities	--	--	--	--	--	--	867	867	867
Adjustment of fractional shares due to reverse split	(142)	--	--	--	--	--	--	--	--
Net loss	--	--	--	(12,428,783)	--	--	--	(12,428,783)	(12,428,783)
Total comprehensive loss	--	--	--	--	--	--	--	$(12,047,382)	--
BALANCE AT JUNE 30, 2006 - UNAUDITED	8,508,623	$1,191,230	$211,277,011	$(155,425,747)	$(3,537,106)	$(1,280,768)	$5,956		$52,230,576

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)
	Six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period before deemed dividend to certain shareholders of common stock	$(12,428,783)	$ (8,079,014)
Less loss for the period from discontinued operations	--	200,000
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	733,426	613,368
Amortization of intangible assets, capitalized software costs and impairment of intangible assets	1,236,497	4,099,454
Amortization of compensation related to warrants issued to the holders of convertible debentures and beneficial conversion feature	1,040,041	789,448
Amortization of deferred stock based compensation due to shares issued to employees	224,864	270,738
Financial expenses in connection with convertible debenture principal repayment	5,395,338	--
Amortization of deferred expenses related to convertible debenture issuance	659,140	24,256
Remeasurement of liability in connection with warrants granted	(700,113)	--
Stock-based compensation due to shares granted and to be granted to consultants and shares granted as a donation	--	98,010
Stock based compensation due to options and shares granted to employees	85,230	177,633
Adjustment of stock based compensation related to non-recourse note granted to shareholder	--	(28,500)
(Earnings) loss to minority	(25,943)	71,153
Share in earnings of affiliated company	(138,030)	--
Interest expenses accrued on promissory notes issued to purchase of subsidiary	--	284,140
Amortization of premium related to restricted securities	--	42,234
Liability for employee rights upon retirement, net	157,243	10,711
Capital gain from sale of marketable securities	--	2,693
Write-off of inventory	272,650	--
Impairment of fixed assets	16,672	--
Decrease in deferred tax assets	15,830	64,595
Changes in operating asset and liability items:
Decrease in trade receivables and notes receivable	4,044,450	694,803
Decrease in unbilled receivables	357,249	485,390
Increase in other accounts receivable and prepaid expenses	(88,544)	(184,965)
Increase in inventories	(1,131,729)	(1,230,866)
Decrease in trade payables	(3,177,065)	(1,676,572)
Increase in deferred revenues	1,106,328	549,474
Increase (decrease) in accounts payable and accruals	425,130	(1,209,465)
Net cash used in operating activities from continuing operations	(1,920,119)	(3,931,282)
Net cash used in operating activities from discontinuing operations	(120,000)	--
Net cash used in operating activities	(2,040,119)	(3,931,282)
CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of promissory note related to purchase of subsidiary	(245,183)	(7,055,937)
Purchase of property and equipment	(493,347)	(534,678)
Proceeds from sale of marketable securities	--	92,519
Payment of transactions expenses in relation to previous year investment in subsidiary	--	(12,945)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)
	Six months ended June 30,
	2006	2005
Investment in affiliated company	--	(112,500)
Increase in capitalized research and development projects	(325,877)	(56,109)
Increase in restricted securities and deposits, net	(3,828,124)	6,667,886
Net cash used in investing activities	(4,892,531)	(1,011,764)
FORWARD	$(6,932,650)	$ (4,943,046)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)

	Six months ended June 30,
	2006	2005
FORWARD	$(6,932,650)	$(4,943,046)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term credit from banks	1,074,877	1,117,477
Proceeds from exercise of options	--	17,192
Proceeds from issuance of share capital, net	--	1,275,325
Proceeds from exercise of warrants	4,350,634	--
Repayment of long-term loans	(19,552)	(44,471)
Net cash provided by financing activities	5,405,959	2,365,523
DECREASE IN CASH AND CASH EQUIVALENTS	(1,526,691)	(2,577,523)
CASH EROSION (ACCRETION) DUE TO EXCHANGE RATE DIFFERENCES	(58,236)	36,935
BALANCE OF CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	6,150,652	6,734,512
BALANCE OF CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$4,565,725	$4,193,924
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Payment of principal installment of convertible debenture in shares	$8,612,518	$--
Issuance of shares and warrants against accrued expenses	--	56,577
Accrual for earnout in respect of subsidiary acquisition	--	152,973
Shares issuance in regard to subsidiary acquisition	--	82,645

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

a. Company:

Arotech Corporation (“Arotech” or the “Company”), and its subsidiaries provide defense and security products for the military, law enforcement and homeland security markets, including advanced zinc-air and lithium batteries and chargers, multimedia interactive simulators/trainers and lightweight vehicle armoring. The Company is primarily operating through FAAC Corporation, a wholly-owned subsidiary based in Ann Arbor, Michigan, and FAAC’s 80%-owned United Kingdom subsidiary FAAC Limited; IES Interactive Training, Inc. (“IES”), a wholly-owned subsidiary based in Ann Arbor, Michigan; Electric Fuel Battery Corporation, a wholly-owned subsidiary based in Auburn, Alabama; Electric Fuel Ltd. (“EFL”) a wholly-owned subsidiary based in Beit Shemesh, Israel; Epsilor Electronic Industries, Ltd., a wholly-owned subsidiary located in Dimona, Israel; MDT Protective Industries, Ltd. (“MDT”), a majority-owned subsidiary based in Lod, Israel; MDT Armor Corporation, a majority-owned subsidiary based in Auburn, Alabama; and Armour of America, Incorporated, a wholly-owned subsidiary based in Auburn, Alabama.

b. Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at June 30, 2006, its operating results for the three- and six-month periods ended June 30, 2006 and 2005, its changes in shareholders’ equity for the six-month period ended June 30, 2006, and its cash flow for the three- and six-month periods ended June 30, 2006 and 2005.

The results of operations for the six months ended June 30, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

On December 29, 2005, the Company accelerated vesting of 39,810 of its outstanding unvested stock options to make such options immediately vested and exercisable. The Company’s decision to accelerate the vesting of those options and to grant fully vested options was based primarily upon the issuance of SFAS No. 123(R), which will require the Company to treat all unvested stock options as compensation expense effective January 1, 2006. The Company believes that the acceleration of vesting of those options will enable the Company to avoid recognizing stock-based compensation expense associated with these options in future periods. Additional reasons for the fully vested grant and for the acceleration were to make the options more attractive to the recipients, and to avoid discrimination between groups of option holders.

The Company has adopted the following stock option plans, whereby options and restricted shares may be granted for purchase of shares of the Company’s common stock. Under the terms of the employee plans, the Board of Directors or the designated committee grants options and determines the vesting period and the exercise terms. Typically options under the plan are granted with an exercise price equal to the fair value of common stock on the date of the grant.

1) 1998 Employee Option Plan - as amended, 339,286 shares reserved for issuance, of which 60,711 were available for future grants to employees and consultants as of June 30, 2006.

2) 1995 Non-Employee Director Plan - 71,429 shares reserved for issuance, of which no stock options were available for future grants to non-employee directors as of June 30, 2006.

3) 2004 Employee Option Plan - 535,714 shares reserved for issuance, of which 317,891 were available for future grants to employees and consultants as of June 30, 2006.

Under these plans, options generally expire no later than 5-10 years from the date of grant. Each option can be exercised to purchase one share, conferring the same rights as the other common shares. Options that are cancelled or forfeited before expiration become available for future grants. The options generally vest over a three-year period (33.3% per annum) and restricted shares vest after two years; in the event that employment is terminated for cause within that period, restricted shares revert back to the Company. The Company uses the Black-Scholes model to determine fair value. Results for prior periods have not been restated.

The fair value for the options to employees was estimated at the date of grant, using the Black-Scholes option valuation model, with the following weighted-average assumptions: risk-free interest rates of 5.09% and 4.28% for 2006 and 2005, respectively; a dividend yield of 0.0% for each of those years; a volatility factor of the expected market price of the common stock of 0.76 for 2006 and 2005; and a weighted-average expected life of the option of three years for 2006 and 2005.

Application of the Black-Scholes option pricing model involves assumptions that are judgmental and affect compensation expense. Historical information was the primary basis for the selection of expected volatility, expected option life and expected dividend yield. The risk free interest rate was based on yields of U.S. Treasury issues.

As a result of adopting Statement 123(R) on January 1, 2006, income tax expense was not impacted since the Company is in a net operating loss position and does not record income tax expense.

The Company has elected the modified prospective application method and is expensing all unvested stock options outstanding as of January 1, 2006. The compensation expense is recognized over the requisite service period that still has not been rendered and is based upon the original grant date fair value of the award as calculated for recognition of the pro forma disclosure under SFAS No. 123. For the three and six months ended June 30, 2006 the compensation expense recorded related to stock options and restricted shares was $79,154 and $310,094, respectively, and has been included in reported net income for the three and six months ended June 30, 2006.

The remaining total compensation cost related to non-vested stock options and restricted share awards not yet recognized in the income statement as of June 30, 2006 was $214,859, of which $102,180 was for stock options and $112,679 was for restricted shares. The weighted average period over which this compensation cost is expected to be recognized is approximately one year.

Per the requirements of SFAS No. 123(R) the balance of deferred stock compensation in shareholders’ equity arising from the issuance of restricted stock has been reclassified as paid-in-capital as of June 30, 2006 and as of December 31, 2005.

Pro forma information under SFAS No. 123:
	Six months ended June 30, 2006	Three months ended June 30, 2006
	Unaudited	Unaudited
Net loss as reported	$(8,079,014)	$(5,622,514)
Add - stock-based compensation expense determined under APB 25	448,371	232,739
Deduct - stock based compensation expense determined under fair value method for all awards	(851,391)	(401,799)

Pro forma net loss	$(8,482,034)	$(5,791,574)
Loss per share:
Basic and diluted, as reported	$(1.41)	$(0.97)
Pro forma basic and diluted	$(1.48)	$(1.00)

A summary of the status of the Company’s plans and other share options to employees and restricted shares (except for options granted to consultants) granted as of June 30, 2006, and changes during the six months then ended, is presented below:

	2006
	Amount	Weighted average exercise price
		$
Options outstanding at beginning of quarter	660,354	$9.38
Changes during quarter:
Granted	12,500	3.64
Exercised	--	--
Forfeited	(16,078)	6.02
Options outstanding at June 30, 2006	656,776	$9.36
Options exercisable at end of quarter	577,612	$10.02

The weighted-average remaining contractual term of the outstanding options at June 30, 2006 was 4.54 years.

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

d. Reclassification:

Certain comparative data in these financial statements have been reclassified to conform with the current year’s presentation.

e. Reverse split:

The Company’s shareholders approved a one-for-fourteen reverse stock split of the Company’s common stock on June 19, 2006, which was effected on June 21, 2006. As a result of the reverse stock split, every fourteen shares of Arotech common stock were combined into one share of common stock; any fractional shares created by the reverse stock split were eliminated. The reverse stock split affected all of Arotech’s common stock, stock options, warrants and convertible debt outstanding immediately prior to the effective date of the reverse stock split. All shares of common stock, options, warrants, option and warrant exercise prices, convertible debt conversion prices and per share data included in these financial statements for all periods prior to June 21, 2006 presented have been retroactively adjusted to reflect this one-for-fourteen reverse split.

NOTE 2: INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. Inventory write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and for market prices lower than cost. In the three and six months ended June 30, 2006, the Company wrote off and wrote down inventory in the amount of $202,073 and $272,650, respectively. Inventories are composed of the following:

	June 30, 2006	December 31, 2005
	(Unaudited)
Raw and packaging materials	$3,720,031	$3,296,453
Work-in-progress	3,885,419	3,697,361
Finished goods	1,118,651	821,992
	$8,724,101	$7,815,806

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FAS 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to adopt the provisions of the Interpretation effective January 1, 2007. The Company has not yet completed its assessment of the affect of adoption of the Interpretation on the Company’s financial statements.

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

b. The following is information about reported segment revenues, income (losses) and assets for the six and three months ended June 30, 2006 and 2005:

	Simulation and Training	Battery and Power Systems	Armor	All Others	Total
Six months ended June 30, 2006
Revenues from outside customers	$9,444,801	$4,140,654	$2,725,292	$--	$16,310,747
Depreciation, amortization and impairment expenses (1)	(778,981)	(466,438)	(596,911)	(127,593)	(1,969,923)
Direct expenses (2)	(8,383,310)	(4,230,119)	(4,123,123)	(3,574,259)	(20,310,811)
Segment income (loss)	$282,510	$(555,903)	$(1,994,742)	$(3,701,894)	(5,969,987)
Financial expenses (after deduction of minority interest)					(6,458,796)
Loss from continuing operations					$(12,428,783)
Segment assets (3), (4)	$32,885,330	$12,432,232	$7,031,686	$644,050	$52,993,298

Six months ended June 30, 2005
Revenues from outside customers	$9,639,071	$5,060,971	$7,924,313	$--	$22,624,355
Depreciation expenses and amortization (1)	(806,350)	(454,840)	(3,378,631)	(73,000)	(4,712,821)
Direct expenses (2)	(8,491,590)	(5,062,577)	(7,750,259)	(3,178,029)	(24,482,455)
Segment income (loss)	$341,131	$(456,446)	$(3,204,577)	$(3,251,029)	(6,570,921)
Financial expenses (after deduction of minority interest)					(1,308,093)
Loss from continuing operations					$(7,879,014)
Segment assets (3)	32,558,188	12,567,167	16,582,452	763,148	62,470,955

Three months ended June 30, 2006
Revenues from outside customers	$4,508,236	$2,098,712	$807,387	$--	$7,414,335
Depreciation , amortization and impairment expenses (1)	(345,272)	(234,241)	(197,038)	(67,767)	(844,318)
Direct expenses (2)	(4,187,962)	(2,078,857)	(1,766,918)	(1,753,955)	(9,787,692)
Segment income (loss)	$(24,998)	$(214,386)	$(1,156,569)	$(1,821,722)	(3,217,675)
Financial expenses (after deduction of minority interest)					(4,997,660)
Loss from continuing operations					$(8,215,335)

Three months ended June 30, 2005
Revenues from outside customers	$5,523,421	$2,054,832	$4,658,657	$--	$12,236,910
Depreciation , amortization and impairment expenses (1)	(403,690)	(232,140)	(2,887,083)	(38,000)	(3,560,913)
Direct expenses (2)	(4,983,466)	(2,305,587)	(4,434,210)	(1,536,132)	(13,259,395)
Segment income (loss)	$136,265	$(482,895)	$(2,662,636)	$(1,574,132)	(4,583,398)
Financial expenses (after deduction of minority interest)					(839,116)
Loss from continuing operations					$(5,422,514)

_______________________________
(1)  Includes depreciation of property and equipment, amortization expenses of intangible assets and impairment of goodwill and other intangible assets.
(2) Including, inter alia, sales and marketing, general and administrative and tax expenses.

(3) Consisting of property and equipment, inventory and intangible assets.
(4) Out of those amounts, goodwill in our Simulation and Training, Battery and Power Systems and Armor divisions stood at $23,605,069, $5,151,084 and $1,018,725 as of June 30, 2006, respectively, and $23,001,305, $5,000,178 and $9,501,699 as of June 30, 2005, respectively.

NOTE 5: CONVERTIBLE DEBENTURES AND DETACHABLE WARRANTS

a. 8% Secured Convertible Debentures due September 30, 2006 and issued in September 2003:

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

As of June 30, 2006, principal amount of $150,000 remained outstanding under these convertible debentures.

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

During the six months ended June 30, 2006, the Company recorded an expense of $14,680, which was attributable to amortization of debt discount and beneficial conversion feature related to the convertible debenture over its term. These expenses were included in the financial expenses. See also Note 6.b.

b. 8% Secured Convertible Debentures due September 30, 2006 and issued in December 2003:

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

As of June 30, 2006, principal amount of $4,387,500 remained outstanding under these convertible debentures.

As a further part of the Securities Purchase Agreement dated December 31, 2003, the Company issued to the purchasers of its 8% secured convertible debentures due September 30, 2006, warrants to purchase an aggregate of 107,143 shares of common stock at any time prior to December 31, 2006 at a price of $25.375 per share. Additionally, the Company issued to the investors supplemental warrants to purchase an aggregate of 74,143 shares of common stock at any time prior to June 18, 2009 at a price of $30.80 per share. See also Note 6.c.

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

During the six months ended June 30, 2006, the Company recorded an expense of $774,768, which was attributable to amortization of the beneficial conversion feature of the convertible debenture over its term. These expenses were included in the financial expenses.

c. Senior Secured Convertible Notes due March 31, 2008:

Pursuant to the terms of a Securities Purchase Agreement dated September 29, 2005 (the “Purchase Agreement”) by and between the Company and certain institutional investors, the Company issued and sold to the investors an aggregate of $17.5 million principal amount of senior secured notes (“Notes”) having a final maturity date of March 31, 2008.

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

On April 7, 2006, the Company and each investor entered into conversion agreements dated April 7, 2006 (collectively, the “Conversion Agreements”) pursuant to which an aggregate of $6,148,904 principal amount of the Notes was converted into 1,098,019 shares of the Company’s common stock. The amount converted eliminated the Company’s obligation to make the installment payments under the Notes on each of March 31, 2008, January 31, 2008, November 30, 2007 and September 30, 2007 (aggregating a total of $5,833,333). In addition, as a result of the conversion an additional $315,570 was applied against part of the installment payment due July 31, 2007. After giving effect to the conversion, $8,434,430 of principal remained outstanding under the Notes. Each Investor also agreed, among other things, to defer the installment payment due on May 31, 2006 to July 31, 2006 or, in certain circumstances, August 31, 2006.

As of June 30, 2006, principal amount of $8.4 million remained outstanding under these convertible notes.

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

In connection with these convertible notes, the Company will recognize financial expenses of $422,034 with respect to assigning fair value to the warrants issued to the holders of the convertible debenture, which is being amortized from the date of issuance to the stated redemption date - March 31, 2008 - as financial expenses.

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

During the six months ended June 30, 2006, the Company recorded an expense of $250,594, which was attributable to amortization of the beneficial conversion feature of the convertible notes over their term. These expenses were included in the financial expenses.

NOTE 6: WARRANTS

a.	Warrants issued in June 2003:

In June 2003, warrants to purchase a total of 29,437 shares of common stock, having an aggregate exercise price of $337,940, were exercised. These warrants had originally been issued in May 2001 at an exercise price of $45.08 per share, but were repriced immediately prior to exer-

cise to $11.48 per share. In connection with this repricing, the holder of these 29,437 warrants received an aggregate of 19,625 new five-year warrants to purchase shares at an exercise price of $20.30 per share and exercisable after January 1, 2004. In March 2006, these new warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holder of these warrants received new warrants to purchase 7,850 shares at an exercise price of $8.316. As a result of this repricing of the existing warrants and the issuance of these new warrants, the Company recorded a deemed dividend in the amount of $28,369 in the six months ended June 30, 2006.

b.	Warrants issued in September 2003:

In connection with the transactions described in Note 5.a., the Company, in September 2003, issued warrants to purchase an aggregate of 89,286 shares of common stock at any time prior to September 30, 2006 at a price of $20.125 per share. In March 2006, 8,929 of these warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holder of these warrants received a new warrant to purchase 3,571 shares at an exercise price of $8.316. As a result of this repricing of the existing warrants and the issuance of these new warrants, the Company recorded a deemed dividend in the amount of $24,531 in the six months ended June 30, 2006.

c.	Warrants issued in December 2003:

In connection with the transactions described in Note 5.b., the Company, in December 2003, issued supplemental warrants to purchase an aggregate of 74,143 shares of common stock at any time prior to June 18, 2009 at a price of $30.80 per share. In February and March 2006, an aggregate of 55,607 of these warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holders of these warrants received new warrants to purchase an aggregate of 22,244 shares at an exercise price of $8.316. In April 2006, 11,121 of these warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holder of these warrants received a new warrant to purchase 4,449 shares at an exercise price of $8.316. As a result of these repricings of the existing warrants and the issuance of these new warrants, the Company recorded a deemed dividend in the amount of $39,221 in the six months ended June 30, 2006.

d.	Warrants issued in September 2003:

Pursuant to the terms of a Securities Purchase Agreement dated January 7, 2004 by and between the Company and several institutional investors, the Company issued and sold (i) an aggregate of 702,888 shares of the Company’s common stock at a purchase price of $26.32 per share, and (ii) three-year warrants to purchase up to an aggregate of 702,888 shares of the Company’s common stock at any time beginning six months after closing at an exercise price per share of $26.32. In March 2006, 56,991 of these warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holder of these warrants received a new warrant to purchase an aggregate of 22,796 shares at an exercise price of $8.316. In April 2006, an additional 75,988 of these warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holder of these warrants received a new warrant to purchase 30,395 shares at an exercise price of $8.316. As a result of these repricings of the existing warrants and the issuance of these new warrants, the Company recorded a deemed dividend in the amount of $270,336 in the six months ended June 30, 2006.

e. Warrants issued in July 2004:

On July 14, 2004, warrants to purchase 629,588 shares of common stock were exercised. In connection with this transaction, the Company issued to the holders of those exercising warrants an aggregate of 622,662 new five-year warrants to purchase shares of common stock at an exercise price of $19.32 per share. In February and March 2006, an aggregate of 501,216 of these warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holders of these warrants received new warrants to purchase an aggregate of 200,487 shares at an exercise price of $8.316. In April 2006, an additional 16,071 of these warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holder of these warrants received a new warrant to purchase 6,429 shares at an exercise price of $8.316. As a result of these repricings of the existing warrants and the issuance of these new warrants, the Company recorded a deemed dividend in the amount of $71,728 in the six months ended June 30, 2006.

f. As to EITF 00-19, since the terms of the new warrants referred to above provided that the warrants were exercisable subject to the Company obtaining shareholder approval, in accordance with Emerging Issues Task Force No 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” their fair value was recorded as a liability at the closing date. Such fair value was remeasured at each subsequent cut-off date until obtaining shareholder approval. The fair value of these warrants was remeasured as at June 19, 2006 (the date of the shareholder approval), using the Black-Scholes pricing model assuming a risk free interest rate of 5.00%, a volatility factor of 72%, dividend yields of 0% and a contractual life of approximately 1.78 years. The change in the fair value of the warrants between the date of the grant and June 19, 2006 in the amount of $739,520 has been recorded as finance income.

NOTE 7: IMPAIRMENT OF GOODWILL

Goodwill is tested for impairment at least annually, and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value of the Company’s reportable units with their carrying value. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units.

During 2005, the Company performed impairment test of goodwill, based on management’s projections and using expected future discounted operating cash flows and as response to several factors. As of December 31, 2005, as a result of this impairment test, the Company identified in AoA an impairment of goodwill in the amount of $11,757,812.

In connection with the Company’s acquisition of AoA, the Company accrued during the six months ended June 30, 2006 an amount of $204,059 for an earnout obligation, which was charged as an impairment of goodwill (see Note 8).

NOTE 8: CONTINGENT LIABILITIES

In connection with the Company’s acquisition of FAAC, the Company has a contingent earnout obligation in an amount equal to the net income realized by the Company from certain specific programs that were identified by the Company and the former shareholders of FAAC as appropriate targets for revenue increases in 2005. Through June 30, 2006, the Company had accrued an amount of $603,764 in respect of such earnout obligation against FAAC’s goodwill. Although the former shareholders of FAAC have initiated an arbitration action against the Company based on their belief that the specific programs identified include more orders than those with respect to which the Company has made accrual in respect of this earnout obligation, the Company believes there is no basis for this claim.

In connection with the Company’s acquisition of AoA, the Company has a contingent earnout obligation in an amount equal to the revenues realized by the Company from certain specific programs that were identified by the Company and the former shareholder of AoA as appropriate targets for revenue increases. The earnout provides that if AoA receives certain types of orders from certain specific customers prior to December 31, 2006 (“Additional Orders”), then upon shipment of goods in connection with such Additional Orders, the former shareholder of AoA will be paid an earnout based on revenues, up to a maximum of an additional $6.0 million. Through June 30, 2006 the Company had accrued an amount of $1.4 million in respect of such earnout obligation (see Note 7).

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

We make available through our internet website free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to such reports and other filings made by us with the SEC, as soon as practicable after we electronically file such reports and filings with the SEC. Our website address is www.arotech.com. The information contained in this website is not incorporated by reference in this report.

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

Executive Summary

Divisions and Subsidiaries

We operate primarily as a holding company, through our various subsidiaries, which we have organized into three divisions. Our divisions and subsidiaries (all 100% owned, unless otherwise noted) are as follows:

➢	Our Simulation and Training Division, consisting of:

•	FAAC Incorporated, located in Ann Arbor, Michigan, which provides simulators, systems engineering and software products to the United States military, government and private industry (“FAAC”); and

•	IES Interactive Training, Inc., located in Ann Arbor, Michigan, which provides specialized “use of force” training for police, security personnel and the military (“IES”).

➢	Our Armor Division, consisting of:

•
Armour of America, located in Auburn, Alabama, which manufactures ballistic and fragmentation armor kits for rotary and fixed wing aircraft, marine armor, personnel armor, military vehicles and architectural applications, including both the LEGUARD Tactical Leg Armor and the Armourfloat Ballistic Floatation Device, which is a unique vest that is certified by the U.S. Coast Guard (“AoA”);

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

Overview of Results of Operations

We incurred significant operating losses for the years ended December 31, 2004 and 2005 and for the first six months of 2006. While we expect to continue to derive revenues from the sale of products that our subsidiaries manufacture and the services that they provide, there can be no assurance that we will be able to achieve or maintain profitability on a consistent basis.

During 2003 and 2004, we substantially increased our revenues and reduced our net loss, from $18.5 million in 2002 to $9.2 million in 2003 to $9.0 million in 2004. This was achieved through a combination of cost-cutting measures and increased revenues, particularly from the sale of Zinc-Air batteries to the military and from sales of products manufactured by the subsidiaries we acquired in 2002 and 2004. However, in 2005 our net loss increased to $23.9 million on revenues of $49.0 million, and in the first six months of 2006 we had a net loss of $12.4 million on revenues of $16.3 million.

A portion of our operating loss during the first six months of 2006 arose as a result of non-cash charges. In addition to the charges in respect of the write-off of goodwill described in Note 7 of the financial statements, these charges were primarily related to our acquisitions and financings. Because we anticipate continuing certain of these activities during the remainder of 2006, we expect to continue to incur such non-cash charges in the future.

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

As a result of the application of the above accounting rules, we incurred non-cash charges for amortization of intangible assets in the amount of $971,000 during the first six months of 2006. In addition, we incurred non-cash charges for impairment of goodwill in the amount of $204,000 during the first six months of 2006 in respect of our subsidiary AoA.

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

As a result of the application of the above accounting rule, we incurred non-cash charges related to amortization of debt discount attributable to beneficial conversion feature in the amount of $1.0 million during the first six months of 2006.

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

As a result of the application of the above accounting rules, we incurred non-cash charges related to stock-based compensation in the amount of $225,000 during the first six months of 2006.

As a result of stock options granted to employees and directors and the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” we incurred non-cash charges related to stock-based compensation in the amount of $85,000 during the first six months of 2006.

As part of the repricings and exercises of warrants described in Note 6 to the financial statements, we issued warrants to purchase up to 298,221 shares of common stock. Since the terms of these warrants provided that the warrants were exercisable subject to the Company obtaining shareholder approval, in accordance with Emerging Issues Task Force No 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the fair value of the warrants was recorded as a liability at the closing date. Such fair value was remeasured at each subsequent cut-off date until we obtained shareholders approval. The fair value of these warrants was remeasured as at June 19, 2006 (the date of the shareholders approval) using the Black-Scholes pricing model assuming a risk free interest rate of 5.00%, a volatility factor of 72%, dividend yields of 0% and a contractual life of approximately 1.78 years. The change in the fair value of the warrants between the date of the grant and June 19, 2006 in the amount of $739,000 has been recorded as finance income.

Under the terms of our convertible notes, we have the option in respect of scheduled principal repayments to force conversion of the payment amount at a conversion price based upon the weighted average trading price of our common stock during the 20 trading days prior to the conversion, less a discount of 8%. Because of this discount and the use in a conversion price that is based on the weighted average trading price of our common stock during the 20 trading days prior to the conversion, we incurred a financial expense during the first six months of 2006 of $507,000, which represents the shares issued multiplied by the difference between the share price that was used for the conversion and the share price at the day of the conversion.

On April 7, 2006, we and each holder of our convertible notes agreed that we would force immediate conversion of an aggregate of $6,148,904 principal amount of the convertible notes into 1,098,019 shares of our common stock. The amount converted eliminated our obligation to make the installment payments under the convertible notes on each of March 31, 2008, January 31, 2008, November 30, 2007 and September 30, 2007 (aggregating a total of $5,833,333). In addition, as a result of the conversion an additional $315,570 was applied against part of the installment payment due July 31, 2007. After giving effect to the conversion, $8,434,430 of principal remained outstanding under the convertible notes. As a result of this transaction, we incurred a financial expense during the first six months of 2006 of $4.9 million.

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

As a result of the application of the above accounting rule we recorded a deemed dividend related to repricing of warrants and the grant of new warrants in the amount of $434,000 during the first six months of 2006.

Overview of Operating Performance and Backlog

In our Simulation and Training Division, revenues decreased from approximately $9.6 million in the first six months of 2005 to $9.4 million in the first six months of 2006. As of June 30, 2006, our backlog for our Simulation and Training Division totaled $10.2 million.

In our Battery and Power Systems Division, revenues decreased from approximately $5.1 million in the first six months of 2005 to approximately $4.1 million in the first six months of 2006. As of June 30, 2006, our backlog for our Battery and Power Systems Division totaled $5.8 million.

In our Armor Division, revenues decreased from $7.9 million during the first six months of 2005 to $2.7 million during the first six months of 2006. As of June 30, 2006, our backlog for our Armor Division totaled $25.3 million.

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

The majority of financial transactions of our Israeli subsidiaries MDT and Epsilor, are in New Israel Shekels (“NIS”) and a substantial portion of MDT’s and Epsilor’s costs is incurred in NIS. Management believes that the NIS is the functional currency of MDT and Epsilor. Accordingly, the financial statements of MDT and Epsilor have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive loss in shareholders’ equity.

Results of Operations

Three months ended June 30, 2006 compared to the three months ended June 30, 2005.

Revenues. During the three months ended June 30, 2006, we (through our subsidiaries) recognized revenues as follows:

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

Revenues for the three months ended June 30, 2006 totaled $7.4 million, compared to $12.2 million in the comparable period in 2005, a decrease of $4.8 million, or 39.4%. This decrease was primarily attributable to the following factors:

➢ Decreased revenues from our Armor Division ($3.9 million less in the three months ended June 30, 2006 versus the three months ended June 30, 2005).

➢ Decreased revenues from our Simulation and Training Division, particularly FAAC ($1.0 million less in the three months ended June 30, 2006 versus the three months ended June 30, 2005).

In the second quarter of 2006, revenues were $4.5 million for the Simulation and Training Division (compared to $5.5 million in the second quarter of 2005, a decrease of $1.0 million, or 18.4%, due primarily to decreased sales of FAAC); $2.1 million for the Battery and Power Systems Division (compared to $2.1 million in the second quarter of 2005, an increase of $44,000, or 2.1%, due primarily to increased sales of Epsilor, offset to some extent by decreased CECOM revenues from our EFB subsidiary); and $807,000 for the Armor Division (compared to $4.7 million in the second quarter of 2005, a decrease of $3.9 million, or 82.7%, due primarily to decreased revenues from MDT and AoA).

Cost of revenues and gross profit. Cost of revenues totaled $6.1 million during the second quarter of 2006, compared to $8.6 million in the second quarter of 2005, a decrease of $2.5 million, or 29.3%, due primarily to decreased sales in our Simulation and Training Division and Armor Division and the decrease in margins due to change in the mix of products and customers in 2006 in comparison to 2005. In addition, we incurred substantial expenses in respect of production of a new product in our Armor Division.

Direct expenses for our three divisions during the second quarter of 2006 were $4.2 million for the Simulation and Training Division (compared to $5.0 million in the second quarter of 2005, a decrease of $796,000, or 16.0%, due primarily to decreased sales of FAAC); $2.1 million for the Battery and Power Systems Division (compared to $2.3 million in the second quarter of 2005, a decrease of $227,000, or 9.8%, due primarily to the decreased CECOM revenues from our EFB subsidiary); and $1.8 million for the Armor Division (compared to $4.4 million in the second quarter of 2005, a decrease of $2.7 million, or 60.2%, due primarily to decreased revenues from MDT and AoA).

Gross profit was $1.3 million during the second quarter of 2006, compared to $3.6 million during the second quarter of 2005, a decrease of $2.3 million, or 63.5%. This decrease was the direct result of all factors presented above, most notably the decrease in our Armor Division and Simulation and Training Division revenues and the decrease in margins due to change in the mix of products and customers in 2006 in comparison to 2005. In addition, we updated the accrual for loss for one of the projects in our Simulation and Training Division.

Research and development expenses. Research and development expenses for the second quarter of 2006 were $216,000, compared to $484,000 during the second quarter of 2005, a decrease of $268,000, or 55.4%. This decrease was primarily attributable to the consolidation of IES’s and FAAC’s research and development operations, the decrease in research and development capitalization in FAAC and allocation of research and development costs in EFB to cost of good sold due to revenues from research and development projects.

Selling and marketing expenses. Selling and marketing expenses for the second quarter of 2006 were $849,000, compared to $1.1 million the second quarter of 2005, a decrease of $215,000, or 20.2%. This decrease was primarily attributable to the overall decrease in revenues and their associated sales and marketing expenses.

General and administrative expenses. General and administrative expenses for the second quarter of 2006 were $3.1 million compared to $3.4 million in the second quarter of 2005, a decrease of $226,000, or 6.7%. This decrease was primarily attributable to the following factors:

➢ Decreases in certain general and administrative expenses in comparison to 2005, such as auditing, legal expenses and travel expenses, as a result of cost-cutting programs implemented by management.

➢ Decrease in general and administrative expenses related to our Simulation and Training Division (payroll, legal and other expenses).

Financial expenses, net. Financial expenses totaled approximately $5.0 million in the second quarter of 2006 compared to $838,000 in the second quarter of 2005, an increase of $4.2 million, or 496.7%. The difference was due primarily to interest related to our convertible notes that were issued in September 30, 2005, and financial expenses related to repayment by forced conversion of our convertible notes at an 8% discount to average market price as provided under the terms of the convertible notes, particularly the April 2006 transaction described in “Overview of Results of Operations – Financings,” above.

Income taxes. We and certain of our subsidiaries incurred net operating losses during the three months ended June 30, 2006 and accordingly, no provision for income taxes was recorded. With respect to some of our subsidiaries that operated at a net profit during 2006, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $14,000 in tax expenses in the second quarter of 2006, compared to $50,000 in tax expenses in the second quarter of 2005, mainly concerning state taxes.

Amortization of intangible assets. Amortization of intangible assets totaled $460,000 in the second quarter of 2006, compared to $823,000 in the second quarter of 2005, a decrease of $363,000, or 44.1%, due primarily to a decrease in amortization of intangible assets related to our subsidiary AoA.

Impairment of goodwill and other intangible assets. Current accounting standards require us to test goodwill for impairment at least annually, and between annual tests in certain circumstances; when we determine goodwill is impaired, it must be written down, rather than being amortized as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value of our reportable units with their carrying value. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units. We performed the required annual impairment test of goodwill, based on our management’s projections and using expected future discounted operating cash flows. We did not identify any impairment of goodwill during the second quarter of 2006. In the corresponding period of 2005, we identified in AoA an impairment of goodwill in the amount of $2,043,129.

Our and our subsidiaries’ long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with current accounting standards whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We did not identify any impairment of backlog during the second quarter of 2006. In the corresponding period of 2005, we identified an impairment of backlog previously identified with the AoA acquisition and as a result we recorded an impairment loss in the amount of $346,000.

Net loss. Due to the factors cited above, net loss attributable to common shareholders increased from $5.6 million to $8.2 million, an increase of $2.6 million, or 46.1%.

Net loss attributable to common shareholders. Due to deemed dividend that was recorded in the amount of $117,000 in the second quarter of 2006 due to the repricing of existing warrants and the issuance of new warrants (see Note 6 to the financial statements), net loss attributable to common shareholders was $8.3 million in the second quarter of 2006, compared to $5.6 million in the second quarter of 2005, an increase of $2.7 million, or 48.2%.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Revenues. During the six months ended June 30, 2006, we (through our subsidiaries) recognized revenues as follows:

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

Revenues for the six months ended June 30, 2006 totaled $16.3 million, compared to $22.6 million in the comparable period in 2005, a decrease of $6.3 million, or 27.9%. This decrease was primarily attributable to the following factors:

➢ Decreased revenues from our Armor Division ($5.2 million less in the first six months of 2006 versus the first six months of 2005).

➢ Decreased revenues from our Battery and Power Systems Division, particularly Epsilor ($920,000 less in the first six months of 2006 versus the first six months of 2005).

In the six months ended June 30, 2006, revenues were $9.4 million for the Simulation and Training Division (compared to $9.6 million in the six months ended June 30, 2005, a decrease of $194,000, or 2.0%, due primarily to decreased sales of IES, offset to some extent by increased revenues from FAAC); $4.1 million for the Battery and Power Systems Division (compared to $5.1 million in the six months ended June 30, 2005, a decrease of $920,000, or 18.2%, due primarily to decreased sales of Epsilor and CECOM from our EFB subsidiary, offset to some extent by increased WAB revenues from our EFL subsidiary); and $2.7 million for the Armor Division (compared to $7.9 million in the six months ended June 30, 2005, a decrease of $5.2 million, or 65.6%, due primarily to decreased revenues from MDT and AoA).

Cost of revenues and gross profit. Cost of revenues totaled $12.7 million during the six months ended June 30, 2006, compared to $15.0 million in the six months ended June 30, 2005, a decrease of $2.2 million, or 14.9%, due primarily to decreased sales in our Battery and Power Systems division and Armor Division and the decrease in margins due to change in the mix of products and customers in 2006 in comparison to 2005. In addition, we incurred substantial expenses in respect of production of a new product in our Armor Division, and we updated our accrual for loss from one of our simulation projects.

Direct expenses for our three divisions during the six months ended June 30, 2006 were $8.4 million for the Simulation and Training Division (compared to $8.5 million in the six months ended June 30, 2005, a decrease of $108,000, or 1.3%; $4.2 million for the Battery and Power Systems Division (compared to $5.1 million in the six months ended June 30, 2005, a decrease of $832,000, or 16.4%, due primarily to decreased sales of Epsilor, offset to some extent by increased WAB revenues from our EFL subsidiary); and $4.1 million for the Armor Division (compared to $7.8 million in the six months ended June 30, 2005, a decrease of $3.6 million, or 46.8%, due primarily to decreased revenues from MDT and AoA).

Gross profit was $3.6 million during the six months ended June 30, 2006, compared to $7.6 million during the six months ended June 30, 2005, a decrease of $4.1 million, or 53.3%. This decrease was the direct result of all factors presented above, most notably the decrease in our Armor Division revenues, the decrease in our Battery and Power Systems Division revenue, the decrease in margins due to change in the mix of products and customers in 2006 in comparison to 2005 and the update of our accrual for loss from one of our simulation projects.

Research and development expenses. Research and development expenses for the six months ended June 30, 2006 were $521,000, compared to $899,000 during the second half of 2005, a decrease of $378,000, or 42.1%. This decrease was primarily attributable to the consolidation of IES’s and FAAC’s research and development operations, the decrease in research and development capitalization in FAAC and allocation of research and development costs in EFB to cost of good sold due to revenues from research and development projects.

Selling and marketing expenses. Selling and marketing expenses for the six months ended June 30, 2006 were $1.7 million, compared to $2.2 million the six months ended June 30, 2005, a decrease of $475,000, or 21.4%. This decrease was primarily attributable to the overall decrease in revenues and their associated sales and marketing expenses.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2006 were $6.2 million compared to $6.7 million in the six months ended June 30, 2005, a decrease of $480,000, or 7.1%. This decrease was primarily attributable to the following factors:

➢ Decreases in certain general and administrative expenses in comparison to 2005, such as auditing, legal expenses and travel expenses, as a result of cost-cutting programs implemented by management ($366,000).

➢ Decrease in general and administrative expenses related to FAAC, primarily payroll, legal and other expenses ($350,000).

➢ Decrease in general and administrative expenses related to IES as a result of the consolidation of IES and FAAC operations ($106,000).

➢ Decrease in general and administrative expenses related to AoA due to decrease in operations, employees and the relocation of AoA to Alabama ($248,000).

This decrease wase offset to some extent by an increase in expenses related to the amortization of convertible debentures ($659,000).

Financial expenses, net. Financial expenses totaled approximately $6.5 million in the six months ended June 30, 2006 compared to $1.3 million in the six months ended June 30, 2005, an increase of $5.2 million, or 394.4%. The difference was due primarily to interest related to our convertible notes that were issued in September 30, 2005, and financial expenses related to repayment by forced conversion of our convertible notes at an 8% discount to average market price as provided under the terms of the convertible notes, particularly the April 2006 transaction described in “Overview of Results of Operations – Financings,” above.

Income taxes. We and certain of our subsidiaries incurred net operating losses during the six months ended June 30, 2006 and, accordingly, no provision for income taxes was recorded. With respect to some of our subsidiaries that operated at a net profit during 2006, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $54,000 in tax expenses in the six months ended June 30, 2006, compared to $267,000 in tax expenses in the six months ended June 30, 2005, mainly due to state taxes.

Amortization of intangible assets. Amortization of intangible assets totaled $971,000 in the six months ended June 30, 2006, compared to $1.6 million in the six months ended June 30, 2005, a decrease of $675,000, or 41.0%, due primarily to a decrease in amortization of intangible assets related to our subsidiary AoA.

Impairment of goodwill and other intangible assets. Current accounting standards require us to test goodwill for impairment at least annually, and between annual tests in certain circumstances; when we determine goodwill is impaired, it must be written down, rather than being amortized as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value of our reportable units with their carrying value. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units. We performed the required annual impairment test of goodwill, based on our management’s projections and using expected future discounted operating cash flows. We did not identify any impairment of goodwill during the six months ended June 30, 2006. In the corresponding period of 2005, we identified in AoA an impairment of goodwill in the amount of $2,043,129.

Our and our subsidiaries’ long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with current accounting standards whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We did not identify any impairment of backlog during the six months ended June 30,

2006. In the corresponding period of 2005, we identified an impairment of backlog previously identified with the AoA acquisition and as a result we recorded an impairment loss in the amount of $346,000.

Net loss. Due to the factors cited above, net loss attributable to common shareholders increased from $8.1 million to $12.4 million, an increase of $4.3 million, or 53.8%.

Net loss attributable to common shareholders. Due to deemed dividend that was recorded in the amount of $434,000 in the six months ended June 30, 2006 due to the repricing of existing warrants and the issuance of new warrants (see Note 6 to the financial statements), net loss attributable to common shareholders was $12.9 million in the six months ended June 30, 2006, compared to $8.1 million in the six months ended June 30, 2005, an increase of $4.8 million, or 59.2%.

Liquidity and Capital Resources

As of June 30, 2006, we had $4.6 million in cash, $8.3 million in restricted collateral securities and cash deposits due within one year, $22,000 in long-term restricted securities and deposits, and $38,000 in available-for-sale marketable securities, as compared to at December 31, 2005, when we had $6.2 million in cash, $3.9 million in restricted collateral securities and restricted held-to-maturity securities due within one year, $779,000 in long-term restricted deposits, and $36,000 in available-for-sale marketable securities. The increase in restricted collateral securities and cash deposits was primarily the result of warrant exercises in February, March and April of 2006 (see Note 6 to the financial statements).

We used available funds in the six months ended June 30, 2006 primarily for sales and marketing, continued research and development expenditures, and other working capital needs. We increased our investment in fixed assets during the six months ended June 30, 2006 by $493,000 over the investment as at December 31, 2005, primarily in the Battery and Power Systems and Armor Divisions. Our net fixed assets amounted to $4.0 million at quarter end.

Net cash used in operating activities from continuing operations for the six months ended June 30, 2006 and 2005 was $2.0 million and $3.9 million, respectively, a decrease of $1.9 million. This decrease was primarily the result of a decrease in trade receivables in comparison to the six months ended June 30, 2005 offset by a decrease in trade payables in 2005 in comparison to the six months ended June 30, 2006.

Net cash used in investing activities for the six months ended June 30, 2006 and 2005 was $4.9 million and $1.0 million, an increase of $3.9 million. This increase was primarily the result of warrant exercises during the six months ended June 30, 2006, the proceeds of which were deposited in restricted accounts for the payment of our convertible debentures due in September 2006, resulting in an increase in restricted securities and deposits.

Net cash provided by (used in) financing activities for the three months ended June 30, 2006 and 2005 was $5.4 million and $2.4 million, respectively. This increase was primarily the result of warrant exercises in February, March and April of 2006 (see Note 6 to the financial statements).

As of June 30, 2006, we had (based on the contractual amount of the debt and not on the accounting valuation of the debt, not taking into consideration trade payables, other accounts payables and accrued severance pay) approximately $1.1 million in long term bank and certificated debt outstanding, all of which was convertible debt, and approximately $15.1 million in short-term debt (which included short-term bank credit and convertible debentures in an amount of $11.8 million, and liability due to acquisition of subsidiary in the amount of $208,000).

Based on our internal forecasts, which are subject to all of the reservations regarding “forward-looking statements” set forth above, we believe that our present cash position, anticipated cash flows from operations, lines of credit and anticipated additions to paid-in capital should be sufficient to satisfy our current estimated cash requirements through the remainder of the year. This belief is based on certain earnout and other assumptions that our management and our subsidiaries managers believe to be reasonable, some of which are subject to the risk factors detailed under “Risk Factors” in Item IA of Part II, below, including without limitation (i) that we will be able to refinance, restructure or convert to equity our $10.3 million in convertible debt (debentures and notes) that is due in 2006 (which does not include $3.1 million short-term bank credit), (ii) that our dispute with the former shareholders of FAAC will ultimately be decided substantially in our favor, (iii) that the severance and retirement benefits that we owe to certain of our senior executives will not have to be paid ahead of their anticipated schedule, and (iv) that no other earnout payments to the former shareholder of AoA will be required in excess of the funds being held by him in escrow to secure such earnout obligations. In this connection, we note that from time to time our working capital needs are partially dependent on our subsidiaries’ lines of credit. In the event that we are unable to continue to make use of our subsidiaries’ lines of credit for working capital on economically feasible terms, our business, operating results and financial condition could be adversely affected.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our periodic reports that we file with the SEC. These disclosure controls and procedures are intended to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objective of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluations, our principal executive officer and principal financial officer were able to conclude that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of June 30, 2006 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Our management has not completed implementation of the changes it believes are required to remediate the previously reported material weakness for inadequate controls related to revenue recognition at our FAAC subsidiary. The material weakness arises from revenue recognition calculations at FAAC not being reviewed by appropriate accounting personnel to determine that revenue is recognized in accordance with company policy and generally accepted accounting principles. Management has identified that due to the reasons described above; we did not consistently follow established internal control over financial reporting procedures related to revenue recognition at our FAAC subsidiary. Because of this material weakness, we have concluded that we did not maintain effective internal control over financial reporting as of June 30, 2006, based on the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control - Integrated Framework.

In light of the material weakness described above, our management performed additional analyses and other post-closing procedures to ensure our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Accordingly, management believes that the condensed consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

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

PART II

ITEM 1A. RISK FACTORS.

The following factors, among others, which contain changes from risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2005, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. We specifically refer you to the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2005 for other risk factors, which have not changed since the date our Form 10-K was filed, which continue to apply to us.

Business-Related Risks

We have had a history of losses and may incur future losses.

We were incorporated in 1990 and began our operations in 1991. We have funded our operations principally from funds raised in each of the initial public offering of our common stock in February 1994; through subsequent public and private offerings of our common stock and equity and debt securities convertible or exercisable into shares of our common stock; research contracts and supply contracts; funds received under research and development grants from the Government of Israel; and sales of products that we and our subsidiaries manufacture. We have incurred significant net losses since our inception. Additionally, as of June 30, 2006, we had an accumulated deficit of approximately $155.4 million. In an effort to reduce operating expenses and maximize available resources, we intend to consolidate certain of our subsidiaries, shift personnel and reassign responsibilities. We have also substantially reduced certain senior employee salaries during 2005, cut directors’ fees, and taken a variety of other measures to limit spending and will continue to assess our internal processes to seek additional cost-structure improvements. Although we believe that such steps will help to reduce our operating expenses and maximize our available resources, there can be no assurance that we will ever be able to achieve or maintain profitability consistently or that our business will continue to exist.

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

Our bank and certificated indebtedness (short and long term) aggregated approximately $16.3 million principal amount as of June 30, 2006 (not including trade payables, other account payables and accrued severance pay), of which $10.6 million is due in 2006 (not including $3.1 million short-term bank credit). In addition, we may incur additional indebtedness in the future. Accordingly, we are subject to the risks associated with significant indebtedness, including:

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

The payment by us of our secured convertible notes in stock or the conversion of such notes by the holders could result in substantial numbers of additional shares being issued, with the number of such shares increasing if and to the extent our market price declines, diluting the ownership percentage of our existing shareholders.

In September 2005, we issued $17.5 million in secured convertible notes due March 31, 2008. The Notes are convertible at the option of the holders at a fixed conversion price of $14.00. We will repay the principal amount of the notes over the next two and one-half years, with the principal amount being amortized in twelve payments payable at our option in cash and/or stock, by requiring the holders to convert a portion of their Notes into shares of our common stock, provided certain conditions are met. The failure to meet such conditions could make us unable to pay our notes, causing us to default. If the price of our common stock is above $14.00, the holders of our notes will presumably convert their notes to stock when payments are due, or before, resulting in the issuance of additional shares of our common stock.

One-twelfth of the principal amount of the Notes is payable on each of January 31, 2006, March 31, 2006, May 31, 2006, July 31, 2006, September 30, 2006, November 30, 2006, May 31, 2007, July 31, 2007, September 30, 2007, November 30, 2007, January 31, 2008, and March 31, 2008. We paid the January 31, 2006 and March 31, 2006 payments in stock by requiring the holders to convert a portion of their Notes. Additionally, with the agreement of the holders of our Notes, we prepaid the payments of September 30, 2007, November 30, 2007, January 31, 2008, and March 31, 2008, as well as a small portion of the payment due July 31, 2007, in stock by requiring the holders to convert a portion of their Notes. In the event we continue to elect to make payments of principal on our convertible notes in stock by requiring the holders to convert a portion of their Notes, either because our cash position at the time makes it necessary or we other-

wise deem it advisable, the price used to determine the number of shares to be issued on conversion will be calculated using an 8% discount to the average trading price of our common stock during 17 of the 20 consecutive trading days ending two days before the payment date. Accordingly, the lower the market price of our common stock at the time at which we make payments of principal in stock, the greater the number of shares we will be obliged to issue and the greater the dilution to our existing shareholders.

In either case, the issuance of the additional shares of our common stock could adversely affect the market price of our common stock.

We can require the holder of our Notes to convert a portion of their Notes into shares of our common stock at the time principal payments are due only if such shares are registered for resale and certain other conditions are met. If our stock price were to decline, we might not have a sufficient number of shares of our stock registered for resale in order to continue requiring the holders to convert a portion of their Notes. As a result, we would need to file an additional registration statement with the SEC to register for resale more shares of our common stock in order to continue requiring conversion of our Notes upon principal payment becoming due. Any delay in the registration process, including through routine SEC review of our registration statement or other filings with the SEC, could result in our having to pay scheduled principal repayments on our Notes in cash, which would negatively impact our cash position and, if we do not have sufficient cash to make such payments in cash, could cause us to default on our Notes.

Our earnings will decline if we write off additional goodwill and other intangible assets.

As of December 31, 2004, we had recorded goodwill of $39.7 million. On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill to be tested for impairment on adoption of the Statement, at least annually thereafter, and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value of our reportable units with their carrying value. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units. We performed the required annual impairment test of goodwill, based on our projections and using expected future discounted operating cash flows. As of December 31, 2005, we identified in AoA an impairment of goodwill in the amount of $11.8 million. As of June 30, 2006, we identified in AoA an additional impairment of goodwill in the amount of $204,000.

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

In this connection, we note that we have received a demand for arbitration in respect of the amount that we owe the former shareholders of FAAC Incorporated in respect of their earnout for 2005. Pursuant to the purchase agreement and a side letter, we are obligated to pay the former shareholders of FAAC an amount equal to “the net income realized by FAAC Incorporated from the Stryker Driver Simulator Program with the U.S. Army.” Subsequently, the U.S. Army added additional programs, all of which it classified generally as the “Common Driver Training Program” (CDT). The former shareholders of FAAC have claimed that the 2005 earnout is due on the entire CDT program, which would equal to an additional amount of $3.5 million. We have taken the position that the 2005 earnout is due only on the Stryker part of the CDT program, relying on the specific language of the side letter, and that we therefore owe an additional amount of only $604,000. If this issue is ultimately decided in favor of the former shareholders of FAAC, the need to pay additional earnout sums to them could have a material adverse effect on our cash flows and financial condition.

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

We have, with our auditors’ concurrence, identified a material weakness under standards established by the Public Company Accounting Oversight Board (PCAOB) related to our FAAC subsidiary. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Our auditors have reported to us that at December 31, 2005, we had a material weakness for inadequate controls related to our FAAC subsidiary, in that we did not maintain effective controls over the monitoring, review and approval of revenue recognition calculations at FAAC.

As a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we have taken or will take to remediate any material weaknesses or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our rapid growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in material misstatements in our financial statements, harm our operating results, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Market-Related Risks

If our shares were to be delisted, our stock price might decline further and we might be unable to raise additional capital.

One of the continued listing standards for our stock on the Nasdaq Stock Market (both the Nasdaq Global Market (formerly known as the Nasdaq National Market), on which our stock is currently listed, and the Nasdaq Capital Market (formerly known as the Nasdaq SmallCap Market)) is the maintenance of a $1.00 bid price. Our stock price was below $1.00 between August 15, 2005 and June 20, 2006; however, on June 21, 2006, we effected a one-for-fourteen reverse stock split, which brought the bid price of our common stock back over $1.00. If our bid price were to go and remain below $1.00 for 30 consecutive business days, Nasdaq could notify us of our failure to meet the continued listing standards, after which we would have 180 calendar days to correct such failure or be delisted from the Nasdaq Global Market. In addition, we may be unable to satisfy the other continued listing requirements.

Although we would have the opportunity to appeal any potential delisting, there can be no assurances that this appeal would be resolved favorably. As a result, there can be no assurance that our common stock will remain listed on the Nasdaq Global Market. If our common stock were to be delisted from the Nasdaq Global Market, we might apply to be listed on the Nasdaq Capital Market if we then met the initial listing standards of the Nasdaq Capital Market (other than the $1.00 minimum bid standard). If we were to move to the Nasdaq Capital Market, current Nasdaq regulations would give us the opportunity to obtain an additional 180-day grace period if we meet certain net income, shareholders’ equity or market capitalization criteria; if at the end of that period we had not yet achieved compliance with the minimum bid price rule, we would be subject to delisting from the Nasdaq Capital Market. Although we would have the opportunity to appeal any potential delisting, there can be no assurances that this appeal would be resolved favorably. As a result, there can be no assurance that our common stock will remain listed on the Nasdaq Stock Market.

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

In addition, if we fail to maintain Nasdaq listing for our securities, and no other exclusion from the definition of a “penny stock” under the Securities Exchange Act of 1934, as amended, is available, then any broker engaging in a transaction in our securities would be required to provide any customer with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market values of our securities held in the customer’s account. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer’s confirmation. If brokers become subject to the “penny stock” rules when engaging in transactions in our securities, they would become less willing to engage in transactions, thereby making it more difficult for our shareholders to dispose of their shares.

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

Sales of a substantial number of shares of common stock into the public market, or the perception that those sales could occur, could adversely affect our stock price or could impair our ability to obtain capital through an offering of equity securities. As of June 30, 2006, we had 8,468,957 shares of common stock issued and outstanding. Of these shares, most are freely transferable without restriction under the Securities Act of 1933 or pursuant to effective resale registration statements, and a substantial portion of the remaining shares may be sold subject to the volume restrictions, manner-of-sale provisions and other conditions of Rule 144 under the Securities Act of 1933.

Exercise of our warrants, options and convertible debt could adversely affect our stock price and will be dilutive.

As of June 30, 2006, there were outstanding warrants to purchase a total of 1,068,924 shares of our common stock at a weighted average exercise price of $14.27 per share, options to purchase a total of 616,511 shares of our common stock at a weighted average exercise price of $11.00 per share, of which 589,490 were vested, at a weighted average exercise price of $10.68 per share, and outstanding debentures and notes convertible into a total of 827,909 shares of our common stock at a weighted average conversion price of $15.68 per share. Holders of our options, warrants and convertible debt will probably exercise or convert them only at a time when the price of our common stock is higher than their respective exercise or conversion prices. Accordingly, we may be required to issue shares of our common stock at a price substantially lower than the market price of our stock. This could adversely affect our stock price. In addition, if and when these shares are issued, the percentage of our common stock that existing shareholders own will be diluted.

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

Historically, Arab states have boycotted any direct trade with Israel and to varying degrees have imposed a secondary boycott on any company carrying on trade with or doing business in Israel. Although in October 1994, the states comprising the Gulf Cooperation Council (Saudi Arabia, the United Arab Emirates, Kuwait, Dubai, Bahrain and Oman) announced that they would no longer adhere to the secondary boycott against Israel, and Israel has entered into certain agreements with Egypt, Jordan, the Palestine Liberation Organization and the Palestinian Authority, Israel has not entered into any peace arrangement with Syria or Lebanon. Moreover, since September 2000, there has been a significant deterioration in Israel’s relationship with the Palestinian Authority, and a significant increase in terror and violence. Israel recently withdrew unilaterally from the Gaza Strip and certain areas in northern Samaria. It is unclear what the long-term effects of such disengagement plan will be. Efforts to resolve the problem have failed to result in an agreeable solution. The election of representatives of the Hamas movement to a majority of seats in the Palestinian Legislative Council has created additional unrest and uncertainty. Recently, there has been a sharp increase in hostilities along Israel’s northern border with Lebanon and to a lesser extent in the Gaza Strip. There can be no assurance that such hostilities will not intensify. Continued hostilities between the Palestinian community and Israel and any failure to settle the conflict may have a material adverse effect on our business and us. Moreover, the current political and security situation in the region has already had an adverse effect on the economy of Israel, which in turn may have an adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Reference is made to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on June 19, 2006.

ITEM 6. EXHIBITS.

The following documents are filed as exhibits to this report:

Exhibit Number	Description
3.1	Amendment to the Company’s Amended and Restated Certificate of Incorporation filed on June 20, 2006 and effective on June 21, 2006
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2006

AROTECH CORPORATION
By:	/s/ Robert S. Ehrlich
	Name:	Robert S. Ehrlich
	Title:	Chairman and CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Vice President - Finance and CFO
(Principal Financial Officer)