Form 10-Q
period 2006-09-30
AROTECH CORP
filed 2006-11-16
CIK 916529

OMB APPROVAL
OMB Number: 3235-0070 Expires: January 31, 2008 Estimated average burden hours per response 192.00
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED    September 30, 2006   .
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

The number of shares outstanding of the issuer’s common stock as of November 15, 2006 was 10,641,894.

SEC 1296 (12-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1A - Risk Factors	39
Item 6 - Exhibits	46

SIGNATURES	47

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	September 30, 2006	December 31, 2005
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$4,722,532	$6,150,652
Restricted collateral deposits	919,510	3,897,113
Available-for-sale marketable securities	39,903	35,984
Trade receivables (net of allowance for doubtful accounts in the amount of $160,152 and $176,180 as of September 30, 2006 and December 31, 2005, respectively)	7,497,178	11,747,876
Unbilled receivables	6,815,928	5,228,504
Other accounts receivable and prepaid expenses	1,209,892	2,114,331
Inventories	8,186,299	7,815,806

Total current assets	29,391,242	36,990,266

SEVERANCE PAY FUND	2,253,768	2,072,034

RESTRICTED DEPOSITS	432,352	779,286

PROPERTY AND EQUIPMENT, NET	3,843,953	4,252,931

INVESTMENT IN AFFILIATED COMPANY	318,675	37,500

OTHER INTANGIBLE ASSETS, NET	10,154,117	11,027,499

GOODWILL	30,560,641	29,559,157

	$76,954,748	$84,718,673

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$3,663,077	$5,830,820
Other accounts payable and accrued expenses	6,213,317	5,586,061
Current portion of promissory notes due to purchase of subsidiaries	304,575	453,764
Short-term bank loans and current portion of long-term loans	1,358,723	2,036,977
Deferred revenues	1,535,698	603,022
Convertible debenture	4,027,815	11,492,238
Liability in connection with warrants issuance	-	44,047
Liabilities of discontinued operation	-	120,000

Total current liabilities	17,103,205	26,166,929

LONG TERM LIABILITIES
Accrued severance pay	4,142,250	3,657,328
Convertible debenture	-	8,590,233

Total long-term liabilities	4,142,250	12,247,561

MINORITY INTEREST	-	38,927

SHAREHOLDERS’ EQUITY:
Share capital -
Common stock - $0.01 par value each;
Authorized: 250,000,000 shares as of September 30, 2006 and December 31, 2005; Issued: 10,625,012 shares as of September 30, 2006 and 6,221,193 shares as of December 31, 2005; Outstanding: 10,585,346 shares as of September 30, 2006 and 6,181,527 shares as of December 31, 2005	1,212,394	870,969
Preferred shares - $0.01 par value each;
Authorized: 1,000,000 shares as of September 30, 2006 and December 31, 2005; No shares issued and outstanding as of September 30, 2006 and December 31, 2005	-	-
Additional paid-in capital	215,490,023	193,560,579
Accumulated deficit	(156,490,970)	(142,996,964)
Treasury stock, at cost (common stock - 39,666 shares as of September 30, 2006 and December 31, 2005)	(3,537,106)	(3,537,106)
Notes receivable from shareholders	(1,294,616)	(1,256,777)
Accumulated other comprehensive loss	329,568	(375,445)

Total shareholders’ equity	55,709,293	46,265,256

	$76,954,748	$84,718,673

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. Dollars, except share data)

	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005
Revenues	$29,033,433	$33,814,030	$12,722,686	$11,189,675
Cost of revenues	21,396,283	23,414,434	8,654,154	8,433,283
Gross profit	7,637,150	10,399,596	4,068,532	2,756,392
Operating expenses:
Research and development	1,235,000	1,245,452	714,371	346,948
Selling and marketing	2,600,477	3,241,179	852,345	1,018,486
General and administrative	9,309,867	10,874,309	3,069,059	4,031,477
Amortization of intangible assets	1,404,056	2,346,083	433,171	699,843
Impairment of goodwill and other intangible assets	204,059	11,052,606	-	8,663,478
Total operating costs and expenses	14,553,459	28,759,629	5,068,946	14,760,232
Operating loss	(7,116,309)	(18,360,033)	(1,000,414)	(12,003,840)
Other income	168,343	160,652	132,355	38,636
Financial expenses, net	(6,833,740)	(2,056,518)	(374,944)	(750,052)
Loss before minority interest in loss of subsidiaries, earnings from affiliated company and tax expenses	(13,781,706)	(20,570,659)	(1,243,003)	(12,762,798)
Income tax credits (expenses)	(19,418)	(314,760)	34,635	(47,542)
Minority interest in (loss) earnings of subsidiaries	25,943	(17,287)	-	53,866
Earnings from affiliated company	281,175	-	143,145	-
Loss from continuing operations	(13,494,006)	(20,587,946)	(1,065,223)	(12,708,932)
Loss from discontinued operations	-	(200,000)	-	-
Net loss	(13,494,006)	(20,787,946)	(1,065,223)	(12,708,932)
Deemed dividend to certain shareholders	(434,185)	-	-	-
Net loss attributable to common shareholders	$(13,928,191)	$(20,787,946)	$(1,065,223)	$(12,708,932)
Basic and diluted net loss per share from continuing operations	$(1.72)	$(3.55)	$(0.12)	$(2.16)
Basic and diluted net earnings (loss) per share from discontinued operation	$0.00	$(0.03)	$0.00	$0.00
Basic and diluted net loss per share[1]	$(1.77)	$(3.59)	$(0.12)	$(2.16)
Weighted average number of shares used in computing basic and diluted net loss per share	7,841,428	5,794,463	8,596,782	5,891,127

______________________
1  Includes $434,185 and $0 deemed dividend in the calculation of the loss per share for the respective nine and three months ended September 30, 2006.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (U.S. Dollars, except share data)
	Common Stock Shares Amount		Additional paid-in capital	Accumulated deficit	Treasury stock	Notes receivable from shareholders	Accumulated other comprehensive income (loss)	Total comprehensive loss	Total
BALANCE AT JANUARY 1, 2006 - NOTE 1	6,221,193	$870,969	$193,560,579	$(142,996,964)	$(3,537,106)	$(1,256,777)	$(375,445)	$-	$46,265,256
CHANGES DURING THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006
Principal installment of convertible debenture payment in shares	3,658,412	237,048	17,236,776	-	-	-	-	-	17,473,824
Warrants exercise	745,549	104,377	4,246,258	-	-	-	-	-	4,350,635
Amortization of deferred stock compensation	-	-	408,571	-	-	-	-	-	408,571
Interest accrued on notes receivable from shareholders	-	-	37,839	-	-	(37,839)	-	-	-
Other comprehensive loss - foreign currency translation adjustment	-	-	-	-	-	-	704,146	704,146	704,146
Other comprehensive loss - unrealized gain on available for sale marketable securities	-	-	-	-	-	-	867	867	867
Adjustment of fractional shares due to reverse split	(142)	-	-	-	-	-	-	-	-
Net loss	-	-	-	(13,494,006)	-	-	-	(13,494,006)	(13,494,006)
Total comprehensive loss	-	-	-	-	-	-	-	$(12,788,993)
BALANCE AT SEPTEMBER 30, 2006 - UNAUDITED	10,625,012	$1,212,394	$215,490,023	$(156,490,970)	$(3,537,106)	$(1,294,616)	$329,568		$55,709,293

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)

	Nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period before deemed dividend to certain shareholders of common stock	$(13,494,006)	$(20,787,946)
Less loss for the period from discontinued operations		200,000
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	986,543	940,529
Amortization of intangible assets, capitalized software costs and impairment of intangible assets	1,404,056	2,346,083
Impairment of goodwill and other intangible assets	204,059	11,052,606
Amortization of compensation related to warrants issued to the holders of convertible debentures and beneficial conversion feature	1,217,213	1,190,715
Financial expenses in connection with convertible debenture principal repayment	5,395,338	-
Amortization of deferred expenses related to convertible debenture issuance	744,875	36,384
Amortization of capitalized research and development projects	115,172	94,419
Remeasurement of liability in connection with warrants granted	(700,113)	-
Stock-based compensation due to shares granted and to be granted to consultants and shares granted as a donation	-	219,966
Stock based compensation due to options and shares granted to employees	-	386,186
Adjustment of stock based compensation related to non-recourse note granted to shareholder		(28,500)
(Earnings) loss to minority	(25,943)	17,288
Share in earnings of affiliated company	(281,175)	-
Interest expenses accrued on promissory notes issued to purchase of subsidiary	-	517,923
Amortization of premium related to restricted securities	-	42,234
Liability for employee rights upon retirement, net	155,737	-
Capital loss from sale of marketable securities	-	2,694
Capital gain (loss) from sale of property and equipment	(1,842)	4,517
Stock based compensation related to shares granted and to be granted to consultants and shares granted as a donation	408,571	533,501
Write-off and write-down of inventories	292,864	647,614
Write-off of fixed assets	-	32,367
Impairment of fixed assets	32,485	(60,693)
Decrease in deferred tax assets	25,440	75,078
Changes in operating asset and liability items:
Decrease in trade receivables and notes receivable	4,101,873	1,015,895
Decrease (increase) in unbilled receivables	(1,587,424)	828,986
Increase in other accounts receivable and prepaid expenses	4,566	(52,558)
Increase in inventories	(569,559)	(1,908,500)
Decrease in trade payables	(2,272,518)	(944,996)
Increase in deferred revenues	932,676	489,488
Increase (decrease) in accounts payable and accruals	477,357	(51,983)
Net cash used in operating activities from continuing operations	(2,433,755)	(5,156,493)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Net cash used in operating activities from discontinuing operations	(120,000)	-
Net cash used in operating activities	(2,553,755)	(5,156,493)
CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of promissory note related to purchase of subsidiary	(245,183)	(14,120,602)
Purchase of property and equipment	(551,376)	(761,003)
Proceeds from sale of marketable securities	-	92,036
Proceeds from sale of property and equipment	-	13,000
Payment of transactions expenses in relation to previous year investment in subsidiary	(590,350)	(12,945)
Investment in affiliated company	-	(112,500)
Increase in capitalized research and development projects	(379,496)	(181,342)
Decrease in restricted securities and deposits, net	3,562,381	4,278,671
Net cash provided by (used in) investing activities	1,795,976	(10,804,685)
FORWARD	$757,777	$(15,961,178)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)

	Nine months ended September 30,
	2006	2005
FORWARD	$757,779	$(15,961,178)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term credit from banks	(357,037)	1,079,583
Proceeds from issuance (repayment) of convertible debentures, net	-	16,511,372
Repayment of debentures	(4,537,500)	-
Proceeds from exercise of options	-	17,192
Proceeds from issuance of share capital, net	-	2,872,321
Proceeds from exercise of warrants	4,350,635	-
Repayment of long-term loans	(19,552)	(61,460)
Net cash provided by (used in) financing activities	(563,454)	20,419,008
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,321,233)	4,457,830
CASH EROSION (ACCRETION) DUE TO EXCHANGE RATE DIFFERENCES	(106,887)	39,838
BALANCE OF CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	6,150,652	6,734,512
BALANCE OF CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$4,722,532	$11,232,180
SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS:
Payment of principal installment of convertible debenture in shares	$17,473,824	$-
Issuance of shares and warrants against accrued expenses	$-	$56,577
Exercise of options and issuance of shares against notes receivables	$-	$1,115,915
Issuance expenses against accounts payable	$-	$70,181
Accrual for earnout in respect of subsidiary acquisition	$-	$535,546
Liability in connection to warrants granted	$-	$422,034
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION - CASH PAID DURING THE PERIOD FOR:
Interest	$(1,347,216)	$(813,976)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

a. Company:

Arotech Corporation (“Arotech” or the “Company”), and its subsidiaries provide defense and security products for the military, law enforcement and homeland security markets, including advanced zinc-air and lithium batteries and chargers, multimedia interactive simulators/trainers and lightweight vehicle armoring. The Company is primarily operating through FAAC Corporation, a wholly-owned subsidiary based in Ann Arbor, Michigan, and FAAC’s 80%-owned United Kingdom subsidiary FAAC Limited; IES Interactive Training, Inc. (“IES”), a wholly-owned subsidiary based in Ann Arbor, Michigan; Electric Fuel Battery Corporation, a wholly-owned subsidiary based in Auburn, Alabama; Electric Fuel Ltd. (“EFL”) a wholly-owned subsidiary based in Beit Shemesh, Israel; Epsilor Electronic Industries, Ltd., a wholly-owned subsidiary located in Dimona, Israel; MDT Protective Industries, Ltd. (“MDT”), a majority-owned subsidiary based in Lod, Israel; MDT Armor Corporation, a majority-owned subsidiary based in Auburn, Alabama; and Armour of America, Incorporated (“AoA”), a wholly-owned subsidiary based in Auburn, Alabama.

b. Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at September 30, 2006, its operating results for the three- and nine-month periods ended September 30, 2006 and 2005, its changes in shareholders’ equity for the nine-month period ended September 30, 2006, and its cash flow for the three- and nine-month periods ended September 30, 2006 and 2005.

The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2006.

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

1) 1998 Employee Option Plan - as amended, 339,286 shares reserved for issuance, of which 60,711 were available for future grants to employees and consultants as of September 30, 2006.

2) 1995 Non-Employee Director Plan - 71,429 shares reserved for issuance, of which no stock options were available for future grants to non-employee directors as of September 30, 2006.

3) 2004 Employee Option Plan - 535,714 shares reserved for issuance, of which 317,891 were available for future grants to employees and consultants as of September 30, 2006.

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

The Company has elected the modified prospective application method and is expensing all unvested stock options outstanding as of January 1, 2006. The compensation expense is recognized over the requisite service period that still has not been rendered and is based upon the original grant date fair value of the award as calculated for recognition of the pro forma disclosure under SFAS No. 123. For the three and nine months ended September 30, 2006 the compensation expense recorded related to stock options and restricted shares was $98,422 and $408,570, respectively, and has been included in reported net income for the three and nine months ended September 30, 2006.

The remaining total compensation cost related to non-vested stock options and restricted share awards not yet recognized in the income statement as of September 30, 2006 was $97,302, of which $57,414 was for stock options and $39,888 was for restricted shares. The weighted average period over which this compensation cost is expected to be recognized is approximately one year.

Per the requirements of SFAS No. 123(R) the balance of deferred stock compensation in shareholders’ equity arising from the issuance of restricted stock has been reclassified as paid-in-capital as of September 30, 2006 and as of December 31, 2005.

Pro forma information under SFAS No. 123:

	Nine months ended September 30, 2005	Three months ended September 30, 2005
	Unaudited	Unaudited
Net loss as reported	$(20,787,946)	$(12,708,932)
Add - stock-based compensation expense determined under APB 25	606,152	157,781
Deduct - stock based compensation expense determined under fair value method for all awards	(1,464,734)	(613,343)

Pro forma net loss	$(21,646,526)	$(13,164,494)
Loss per share:
Basic and diluted, as reported	$(3.59)	$(2.16)
Pro forma basic and diluted	$(3.74)	$(2.23)

A summary of the status of the Company’s option plans and other share options to employees (except for options granted to consultants) granted as of September 30, 2006, and changes during the three months then ended, is presented below:

	September 30, 2006
	Amount	Weighted average exercise price
		$
Options outstanding at beginning of quarter	604,663	$10.17
Changes during quarter:	-	-
Granted	-	-
Exercised	-	-
Forfeited	(927)	5.46
Options outstanding at September 30, 2006	603,706	$10.17
Options exercisable at end of quarter	576,685	$10.03

As of September 30, 2006 there were 2,143 options outstanding with an exercise price that was less than the September 29, 2006 last sale price on the Nasdaq Global Market of $1.89 (the last trading day of the period.) These options had an intrinsic value on that date of $3,750 and these options were vested and exercisable.

A summary of the status of the Company’s non-vested shares issued to employees as of September 30, 2006, and changes during the three months then ended, is presented below:

	September 30, 2006
	Amount	Weighted average grant date fair value
		$
Non-vested shares outstanding at beginning of quarter	52,143	$19.52
Changes during quarter:
Granted	-	-
Vested	-	-
Forfeited	-	-
Non vested shares outstanding at September 30, 2006	52,143	$19.52

The weighted-average remaining contractual term of the outstanding options at September 30, 2006 was 3.84 years.

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

NOTE 2: INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. Inventory write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and for market prices lower than cost. In the three and nine months ended September 30, 2006, the Company adjusted the inventory in the amount of $0 and $272,650, respectively. Inventories are composed of the following:

	September 30, 2006	December 31, 2005
	(Unaudited)
Raw and packaging materials	$3,993,340	$3,296,453
Work-in-progress	3,261,049	3,697,361
Finished goods	931,910	821,992
	$8,186,300	$7,815,806

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

In September 2006, the SEC issued SAB 108. SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company plans to adopt SAB 108 in its fiscal fourth quarter. The Company has not yet completed its assessment of the affect of adoption on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a common definition for “fair value” to be applied to generally accepted accounting principles in the United States. It provides guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires that employers recognize, on a prospective basis, the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No.158 is effective as of the end of fiscal years ending after December 15, 2006. The Company is currently assessing the impact of SFAS No. 158 on the Company’s financial statements.

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

b. The following is information about reported segment revenues, income (losses) and assets for the nine and three months ended September 30, 2006 and 2005:

	Simulation and Training	Battery and Power Systems	Armor	All Others	Total
Nine months ended September 30, 2006
Revenues from outside customers	$16,395,627	$5,943,319	$6,694,487	-	$29,033,433
Depreciation, amortization and impairment expenses (1)	(1,165,628)	(701,026)	(770,718)	(185,537)	(2,822,909)
Direct expenses (2)	(13,619,617)	(6,219,157)	(7,716,424)	(5,315,593)	(32,870,798)
Segment income (loss)	$1,610,382	$(976,864)	$(1,792,654)	$(5,501,130)	(6,660,266)
Financial expenses (after deduction of minority interest)				(6,833,740)	(6,833,740)
Loss from continuing operations					$(13,494,006)
Segment assets (3), (4)	$32,065,426	$13,328,837	$6,508,949	$841,797	$52,424,580

Nine months ended September 30, 2005
Revenues from outside customers	$16,794,959	$7,600,090	$9,418,981	$-	$33,814,030
Depreciation expenses and amortization (1)	(1,203,691)	(690,604)	(12,429,841)	(109,500)	(14,433,636)
Direct expenses (2)	(14,485,473)	(7,441,305)	(10,645,962)	(5,337,448)	(37,910,188)
Segment income (loss)	$1,105,795	$(531,819)	$(13,656,822)	$(5,446,948)	(18,529,794)
Financial expenses (after deduction of minority interest)					(2,058,152)
Loss from continuing operations					$(20,587,946)
Segment assets (3)	$32,458,316	$14,898,075	$5,326,840	$719,456	$53,402,687

Three months ended September 30, 2006
Revenues from outside customers	$6,950,826	$1,802,665	$3,969,195	$-	$12,722,686
Depreciation , amortization and impairment expenses (1)	(386,647)	(234,588)	(173,807)	(57,944)	(852,986)
Direct expenses (2)	(5,236,307)	(1,989,037)	(3,593,301)	(1,741,334)	(12,559,979)
Segment income (loss)	$1,327,872	$(420,960)	$202,088	$(1,799,278)	(690,279)
Financial expenses (after deduction of minority interest)					(374,944)
Loss from continuing operations					$(1,065,223)

	Simulation and Training	Battery and Power Systems	Armor	All Others	Total

Three months ended September 30, 2005
Revenues from outside customers	$7,155,887	$2,539,120	$1,494,668	$-	$11,189,675
Depreciation , amortization and impairment expenses (1)	(397,341)	(235,764)	(9,051,210)	(36,500)	(9,720,815)
Direct expenses (2)	(5,993,882)	(2,378,728)	(2,895,703)	(2,159,420)	(13,427,733)
Segment income (loss)	$764,664	$(75,372)	$(10,452,245)	$(2,195,920)	(11,958,873)
Financial expenses (after deduction of minority interest)					(750,059)
Loss from continuing operations					$(12,708,932)

((1)  Includes depreciation of property and equipment, amortization expenses of intangible assets and impairment of goodwill and other intangible assets.
((2) Including, inter alia, sales and marketing, general and administrative and tax expenses.
((3) Consisting of property and equipment, inventory and intangible assets.
((4) Out of those amounts, goodwill in our Simulation and Training, Battery and Power Systems and Armor divisions stood at $24,195,419, $5,316,320 and $1,048,902 as of September 30, 2006, respectively, and $23,001,305,
$4,974,078 and $986,399 as of September 30, 2005, respectively.

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

As of September 30, 2006, the entire principal amount of $150,000 that was outstanding under these convertible debentures immediately prior to such date had been repaid.

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

In connection with these convertible debentures, the Company recognized financial expenses of $2,963,043 with respect to the beneficial conversion feature, which was amortized from the date of issuance to the stated redemption date - September 30, 2006 - as financial expenses.

During the nine months ended September 30, 2006, the Company recorded an expense of $22,142, which was attributable to amortization of debt discount and beneficial conversion feature related to the convertible debenture over its term. These expenses were included in the financial expenses. See also Note 6.b.

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

As of September 30, 2006, the entire principal amount of $4,387,500 that was outstanding under these convertible debentures immediately prior to such date had been repaid.

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

In connection with these convertible debentures, the Company recognized financial expenses of $6,000,000 with respect to the beneficial conversion feature, which was amortized from the date of issuance to the stated redemption date - September 30, 2006 - as financial expenses.

During the nine months ended September 30, 2006, the Company recorded an expense of $1,168,573, which was attributable to amortization of the beneficial conversion feature of the convertible debenture over its term. These expenses were included in the financial expenses.

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

Under the terms of the Purchase Agreement, the Company granted the investors (i) a second position security interest in the stock of MDT Armor Corporation, IES Interactive Training, Inc. and M.D.T. Protective Industries, Ltd. (junior to the security interest of the holders of the Company’s 8% secured convertible debentures due September 30, 2006, since terminated) and in the assets of FAAC Incorporated (junior to a bank that extends to FAAC Incorporated a $5 million line of credit) and in any stock that the Company acquires in future acquisitions, and (ii) a first position security interest in the assets of all of the Company’s other active United States subsidiaries. The Company’s active United States subsidiaries are also acting as guarantors of the Company’s obligations under the Notes.

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

As of September 30, 2006, principal amount of $4.0 million remained outstanding under these convertible notes.

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

During the nine months ended September 30, 2006, the Company recorded an expense of $279,648, which was attributable to amortization of the beneficial conversion feature of the convertible notes over their term. These expenses were included in the financial expenses.

NOTE 6: WARRANTS

a.	Warrants issued in June 2003:

In June 2003, warrants to purchase a total of 29,437 shares of common stock, having an aggregate exercise price of $337,940, were exercised. These warrants had originally been issued in May 2001 at an exercise price of $45.08 per share, but were repriced immediately prior to exercise to $11.48 per share. In connection with this repricing, the holder of these 29,437 warrants received an aggregate of 19,625 new five-year warrants to purchase shares at an exercise price of $20.30 per share and exercisable after January 1, 2004. In March 2006, these new warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holder of these warrants received new warrants to purchase 7,850 shares at an exercise price of $8.316. As a result of this repricing of the existing warrants and the issuance of these new warrants, the Company recorded a deemed dividend in the amount of $28,369 in the nine months ended September 30, 2006.

b.	Warrants issued in September 2003:

In connection with the transactions described in Note 5.a., the Company, in September 2003, issued warrants to purchase an aggregate of 89,286 shares of common stock at any time prior to September 30, 2006 at a price of $20.125 per share. In March 2006, 8,929 of these warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holder of these warrants received a new warrant to purchase 3,571 shares at an exercise price of $8.316. As a result of this repricing of the existing warrants and the issuance of these new warrants, the Company recorded a deemed dividend in the amount of $24,531 in the nine months ended September 30, 2006.

c.	Warrants issued in December 2003:

In connection with the transactions described in Note 5.b., the Company, in December 2003, issued supplemental warrants to purchase an aggregate of 74,143 shares of common stock at any time prior to June 18, 2009 at a price of $30.80 per share. In February and March 2006, an aggregate of 55,607 of these warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holders of these warrants received new warrants to purchase an aggregate of 22,244 shares at an exercise price of $8.316. In April 2006, 11,121 of these warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holder of these warrants received a new warrant to purchase 4,449 shares at an exercise price of $8.316. As a result of these repricings of the existing warrants and the issuance of these new warrants, the Company recorded a deemed dividend in the amount of $39,221 in the nine months ended September 30, 2006.

d.	Warrants issued in September 2003:

Pursuant to the terms of a Securities Purchase Agreement dated January 7, 2004 by and between the Company and several institutional investors, the Company issued and sold (i) an aggregate of 702,888 shares of the Company’s common stock at a purchase price of $26.32 per share, and (ii) three-year warrants to purchase up to an aggregate of 702,888 shares of the Company’s common stock at any time beginning six months after closing at an exercise price per share of $26.32. In March 2006, 56,991 of these warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holder of these warrants received a new warrant to purchase an aggregate of 22,796 shares at an exercise price of $8.316. In April 2006, an additional 75,988 of these warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holder of these warrants received a new warrant to purchase 30,395 shares at an exercise price of $8.316. As a result of these repricings of the existing warrants and the issuance of these new warrants, the Company recorded a deemed dividend in the amount of $270,336 in the nine months ended September 30, 2006.

e.	Warrants issued in July 2004:

On July 14, 2004, warrants to purchase 629,588 shares of common stock were exercised. In connection with this transaction, the Company issued to the holders of those exercising warrants an aggregate of 622,662 new five-year warrants to purchase shares of common stock at an exercise price of $19.32 per share. In February and March 2006, an aggregate of 501,216 of these warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holders of these warrants received new warrants to purchase an aggregate of 200,487 shares at an exercise price of $8.316. In April 2006, an additional 16,071 of these warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holder of these warrants received a new warrant to purchase 6,429 shares at an exercise price of $8.316. As a result of these repricings of the existing warrants and the issuance of these new warrants, the Company recorded a deemed dividend in the amount of $71,728 in the nine months ended September 30, 2006.

f. As to EITF 00-19, since the terms of the new warrants referred to above provided that the warrants were exercisable subject to the Company obtaining shareholder approval, in accordance with Emerging Issues Task Force No 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” their fair value was recorded as a liability at the closing date. Such fair value was remeasured at each subsequent cut-off date until obtaining shareholder approval. The fair value of these warrants was remeasured as at June 19, 2006 (the date of the shareholder approval), using the Black-Scholes pricing model assuming a risk free interest rate of 5.00%, a volatility factor of 72%, dividend yields of 0% and a contractual life of approximately 1.78 years. The change in the fair value of the warrants between the date of the grant and June 19, 2006 in the amount of $739,520 has been recorded as finance income which was reclassified to shareholders’ equity at that date.

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

During 2005, the Company performed impairment test of goodwill, based on management’s projections and using expected future discounted operating cash flows and as response to several factors. As of December 31, 2005, as a result of this impairment test, the Company identified in AoA an impairment of goodwill in the amount of $11,052,606.

In connection with the Company’s acquisition of AoA, the Company accrued during the nine months ended September 30, 2006 an amount of $204,059 in the first quarter of 2006 for an earnout obligation, which was charged as an impairment of goodwill (see Note 8).

The Goodwill as of September 30, 2006 with the impact of additions, reductions and currency fluctuation is as follows:

	12/31/2005	Additions	Reductions	Currency Fluctuation	9/30/2006
Simulation and Training	$23,605,069	$590,350	$-	$-	$24,195,419
Battery and Power Systems	4,968,675	-	-	347,645	5,316,320
Armor	985,413	204,059	(204,059)	63,489	1,048,902
	$29,559,157	$794,409	$(204,059)	$411,134	$30,560,641

NOTE 8: CONTINGENT LIABILITIES

In connection with the Company’s acquisition of AoA, the Company has a contingent earnout obligation in an amount equal to the revenues realized by the Company from certain specific programs that were identified by the Company and the former shareholder of AoA as appropriate targets for revenue increases. The earnout provides that if AoA receives certain types of orders from certain specific customers prior to December 31, 2006 (“Additional Orders”), then upon shipment of goods in connection with such Additional Orders, the former shareholder of AoA will be paid an earnout based on revenues, up to a maximum of an additional $6.0 million. Through September 30, 2006 the Company had accrued an amount of $1.4 million in respect of such earnout obligation (see Note 7).

NOTE 9: LITIGATION SETTLEMENT

In connection with the Company’s acquisition of FAAC, the Company has a contingent earnout obligation in an amount equal to the net income realized by the Company from certain specific programs that were identified by the Company and the former shareholders of FAAC as appropriate targets for revenue increases in 2005. Through June 30, 2006, the Company had accrued an amount of $603,764 in respect of such earnout obligation as an increase in FAAC’s goodwill. In May 2006, the former shareholders of FAAC initiated an arbitration action against the Company based on their belief that the specific programs identified include more orders than those with respect to which the Company has made accrual in respect of this earnout obligation, and seeking a total of $3.6 million in respect of such earnout obligations.

In August 2006, the Company settled its dispute with the former shareholders of FAAC in exchange for payment of a total of $1.2 million, which the Company viewed as a reasonable amount in view of the amount of the prior accrual and the anticipated costs of litigation and risk of loss in the event of an unfavorable outcome of litigation, payable $591,000 upon settlement and the remainder over 18 months beginning in January 2007 and ending in June 2008, with a balloon payment of $137,000 due in July 2008 that will be waived if all other payments have been timely made. The Company accrued an additional $454,000 that was treated as an increase in FAAC’s goodwill and $136,000 in additional SBT (single business tax) taxes that was treated as an increase in FAAC’s goodwill.

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

Overview of Results of Operations

We incurred significant operating losses for the years ended December 31, 2004 and 2005 and for the first nine months of 2006. While we expect to continue to derive revenues from the sale of products that our subsidiaries manufacture and the services that they provide, there can be no assurance that we will be able to achieve or maintain profitability on a consistent basis.

During 2003 and 2004, we substantially increased our revenues and reduced our net loss, from $18.5 million in 2002 to $9.2 million in 2003 to $9.0 million in 2004. This was achieved through a combination of cost-cutting measures and increased revenues, particularly from the sale of Zinc-Air batteries to the military and from sales of products manufactured by the subsidiaries we acquired in 2002 and 2004. However, in 2005 our net loss increased to $23.9 million on revenues of $49.0 million, and in the first nine months of 2006 we had a net loss of $13.6 million on revenues of $29.0 million.

A portion of our operating loss during the first nine months of 2006 arose as a result of non-cash charges. In addition to the charges in respect of the write-off of goodwill described in Note 7 of the financial statements, these charges were primarily related to our acquisitions and financings. Because we anticipate continuing certain of these activities during the remainder of 2006, we expect to continue to incur such non-cash charges in the future.

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

As a result of the application of the above accounting rules, we incurred non-cash charges for amortization of intangible assets in the amount of $1.4 million during the first nine months of 2006. In addition, we incurred non-cash charges for impairment of goodwill in the amount of $204,000 during the first nine months of 2006 in respect of our subsidiary AoA.

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

As a result of the application of the above accounting rule, we incurred non-cash charges related to amortization of debt discount attributable to beneficial conversion feature in the amount of $1.2 million during the first nine months of 2006.

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

As a result of the application of the above accounting rules, we incurred non-cash charges related to stock-based compensation in the amount of $298,000 during the first nine months of 2006.

As a result of stock options granted to employees and directors and the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” we incurred non-cash charges related to stock-based compensation in the amount of $111,000 during the first nine months of 2006.

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

Under the terms of our convertible notes, we have the option in respect of scheduled principal repayments to force conversion of the payment amount at a conversion price based upon the weighted average trading price of our common stock during the 20 trading days prior to the conversion, less a discount of 8%. Because of this discount and the use in a conversion price that is based on the weighted average trading price of our common stock during the 20 trading days prior to the conversion, we incurred a financial expense during the first nine months of 2006 of $507,000, which represents the shares issued multiplied by the difference between the share price that was used for the conversion and the share price at the day of the conversion.

On April 7, 2006, we and each holder of our convertible notes agreed that we would force immediate conversion of an aggregate of $6,148,904 principal amount of the convertible notes into 1,098,019 shares of our common stock. The amount converted eliminated our obligation to make the installment payments under the convertible notes on each of March 31, 2008, January 31, 2008, November 30, 2007 and September 30, 2007 (aggregating a total of $5,833,333). In addition, as a result of the conversion an additional $315,570 was applied against part of the installment payment due July 31, 2007. After giving effect to the conversion, $8,434,430 of principal remained outstanding under the convertible notes. As a result of this transaction, we incurred a financial expense during the first nine months of 2006 of $4.9 million.

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

As a result of the application of the above accounting rule we recorded a deemed dividend related to repricing of warrants and the grant of new warrants in the amount of $434,185 during the first nine months of 2006.

Overview of Operating Performance and Backlog

Overall, our net loss before minority interest earnings, earnings from an affiliated company and tax expenses for the nine months ended September 30, 2006 was $13.8 million on revenues of $29.0 million, compared to a net loss of $20.6 million on revenues of $33.8 million during the nine months ended September 30, 2005. As of September 30, 2006, our overall backlog totaled $47.3 million.

In our Simulation and Training Division, revenues decreased from approximately $16.8 million in the first nine months of 2005 to 16.4 million in the first nine months of 2006. As of September 30, 2006, our backlog for our Simulation and Training Division totaled $12.6 million.

In our Battery and Power Systems Division, revenues decreased from approximately $7.6 million in the first nine months of 2005 to approximately $5.9 million in the first nine months of 2006. As of September 30, 2006, our backlog for our Battery and Power Systems Division totaled $8.3 million.

In our Armor Division, revenues decreased from $9.4 million during the first nine months of 2005 to $6.7 million during the first nine months of 2006. As of September 30, 2006, our backlog for our Armor Division totaled $26.4 million.

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

Results of Operations

Three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Revenues. During the three months ended September 30, 2006, we (through our subsidiaries) recognized revenues as follows:

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

Revenues for the three months ended September 30, 2006 totaled $12.7 million, compared to $11.2 million in the comparable period in 2005, an increase of $1.5 million, or 13.7%. This increase was primarily attributable to increased revenues from our Armor Division ($2.5 million more in the three months ended September 30, 2006 than in the three months ended September 30, 2005). This increase in revenues in the Armor Division was partially offset by decreased revenues from our Battery and Power Systems Division ($736,000 less in the three months ended September 30, 2006 than in the three months ended September 30, 2005). Revenues in the Simulation and Training Division were also down slightly ($205,000 less in the three months ended September 30, 2006 than in the three months ended September 30, 2005).

In the third quarter of 2006, revenues were $7.0 million for the Simulation and Training Division (compared to $7.2 million in the third quarter of 2005, a decrease of $205,000, or 2.9%); $1.8 million for the Battery and Power Systems Division (compared to $2.5 million in the third quarter of 2005, a decrease of $736,000, or 29.0%, due primarily to decreased sales of Epsilor and EFB); and $4.0 million for the Armor Division (compared to $1.5 million in the third quarter of 2005, an increase of $2.5 million, or 165.6%, due primarily to increased revenues from MDT and MDT Armor, mostly in respect of orders for the “David” Armored Vehicle).

Cost of revenues and gross profit. Cost of revenues totaled $8.6 million during the third quarter of 2006, compared to $8.7 million in the third quarter of 2005, an increase of $221,000, or 2.6%, due primarily to production of a new product in our Armor Division and the decrease in margins due to change in the mix of products and customers in 2006 in comparison to 2005.

Direct expenses for our three divisions during the third quarter of 2006 were $5.2 million for the Simulation and Training Division (compared to $6.0 million in the third quarter of 2005, a decrease of $758,000, or 12.6%, due primarily to decreased sales of FAAC); $2.0 million for the Battery and Power Systems Division (compared to $2.4 million in the third quarter of 2005, a decrease of $390,000, or 16.4%, due primarily to the decreased CECOM revenues from our EFB subsidiary); and $3.6 million for the Armor Division (compared to $2.9 million in the third quarter of 2005, an increase of $698,000, or 24.1%, due primarily to production of a new product in our Armor Division).

Gross profit was $4.1 million during the third quarter of 2006, compared to $2.8 million during the third quarter of 2005, an increase of $1.3 million, or 48.6%. This increase was the direct result of all factors presented above, most notably the increase in our Armor Division, offset to some extent by a decrease in gross profit in our Battery and Power Systems Division and Simulation and Training Division, as well as the decrease in margins due to change in the mix of products and customers in 2006 in comparison to 2005. In addition, we updated the accrual for loss for one of the projects in our Simulation and Training Division.

Research and development expenses. Research and development expenses for the third quarter of 2006 were $714,000, compared to $347,000 during the third quarter of 2005, an increase of $367,000, or 105.9%. This increase was primarily attributable increased research and development expenses in our Battery and Power Systems Division, partially offset by a reduction in expenses in our Simulation and Training Division.

Selling and marketing expenses. Selling and marketing expenses for the third quarter of 2006 were $852,000, compared to $1.0 million the third quarter of 2005, a decrease of $166,000, or 16.3%. This decrease was primarily attributable to the overall decrease in revenues and their associated sales and marketing expenses.

General and administrative expenses. General and administrative expenses for the third quarter of 2006 were $3.1 million compared to $4.0 million in the third quarter of 2005, a decrease of $1.1 million, or 23.9%. This decrease was primarily attributable to the following factors:

➢	Decreases in certain general and administrative expenses in comparison to 2005, such as auditing, legal expenses and travel expenses, as a result of cost-cutting programs implemented by management.

➢	Decrease in general and administrative expenses related to our Simulation and Training Division (payroll, legal and other expenses).

Financial expenses, net. Financial expenses totaled approximately $375,000 in the third quarter of 2006 compared to $750,000 in the third quarter of 2005, a decrease of $375,000, or 50.0%. The difference was due primarily to interest related to our convertible notes that were issued in September 30, 2005, and financial expenses related to repayment by forced conversion of our convertible notes at an 8% discount to average market price as provided under the terms of the convertible notes, particularly the April 2006 transaction described in “Overview of Results of Operations - Financings,” above.

Income taxes. We and certain of our subsidiaries incurred net operating losses during the three months ended September 30, 2006 and accordingly, no provision for income taxes was recorded. With respect to some of our subsidiaries that operated at a net profit during 2006, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $35,000 in tax credits in the third quarter of 2006, compared to $48,000 in tax expenses in the third quarter of 2005, mainly concerning state taxes.

Amortization of intangible assets. Amortization of intangible assets totaled $433,000 in the third quarter of 2006, compared to $700,000 in the third quarter of 2005, a decrease of $267,000, or 38.1%, due primarily to a decrease in amortization of intangible assets related to our subsidiary AoA.

Impairment of goodwill and other intangible assets. Current accounting standards require us to test goodwill for impairment at least annually, and between annual tests in certain circumstances; when we determine goodwill is impaired, it must be written down, rather than being amortized as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value of our reportable units with their carrying value. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units. We performed the required annual impairment test of goodwill, based on our management’s projections and using expected future discounted operating cash flows. We did not identify any impairment of goodwill during the third quarter of 2006. In the corresponding period of 2005, we identified in AoA an impairment of goodwill in the amount of $8.7 million.

Our and our subsidiaries’ long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with current accounting standards whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We did not identify any impairment of backlog during the third quarter of 2006. In the corresponding period of 2005, we identified an impairment of backlog previously identified with the AoA acquisition and as a result we recorded an impairment loss in the amount of $153,000.

Net loss. Due to the factors cited above, net loss attributable to common shareholders decreased from $12.7 million in 2005 to $1.1 million in 2006, a decrease of $11.6 million, or 91.0%.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Revenues. During the nine months ended September 30, 2006, we (through our subsidiaries) recognized revenues as follows:

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

Revenues for the nine months ended September 30, 2006 totaled $29.0 million, compared to $33.8 million in the comparable period of 2005, a decrease of $4.8 million, or 14.1%. This decrease was primarily attributable to the following factors:

➢	Decreased revenues from our Armor Division ($2.7 million less in the first nine months of 2006 versus the first nine months of 2005).

➢	Decreased revenues from our Battery and Power Systems Division, particularly Epsilor ($1.7 million less in the first nine months of 2006 versus the first nine months of 2005).

In the nine months ended September 30, 2006, revenues were $16.4 million for the Simulation and Training Division (compared to $16.8 million in the nine months ended September 30, 2005, a decrease of $399,000, or 2.4%); $5.9 million for the Battery and Power Systems Division (compared to $7.6 million in the nine months ended September 30, 2005, a decrease of $1.7 million, or 21.8%, due primarily to decreased sales of Epsilor and CECOM from our EFB subsidiary, offset to some extent by increased WAB revenues from our EFL subsidiary); and $6.7 million for the Armor Division (compared to $9.4 million in the nine months ended September 30, 2005, a decrease of $2.7 million, or 28.9%, due primarily to decreased revenues from MDT and AoA).

Cost of revenues and gross profit. Cost of revenues totaled $21.4 million during the nine months ended September 30, 2006, compared to $23.4 million in the nine months ended September 30, 2005, a decrease of $2.0 million, or 8.7%, due primarily to decreased sales in our Battery and Power Systems division and Armor Division and the decrease in margins due to change in the mix of products and customers in 2006 in comparison to 2005. In addition, we incurred substan-

tial expenses in respect of production of a new product in our Armor Division, and we updated our accrual for loss from one of our simulation projects.

Direct expenses for our three divisions during the nine months ended September 30, 2006 were $13.7 million for the Simulation and Training Division (compared to $14.5 million in the nine months ended September 30, 2005, a decrease of $866,000, or 6.0%; $6.2 million for the Battery and Power Systems Division (compared to $7.4 million in the nine months ended September 30, 2005, a decrease of $1.2 million, or 16.4%, due primarily to decreased sales of Epsilor, offset to some extent by increased WAB revenues from our EFL subsidiary); and $7.8 million for the Armor Division (compared to $10.6 million in the nine months ended September 30, 2005, a decrease of $2.9 million, or 27.2%, due primarily to decreased revenues from MDT and AoA).

Gross profit was $7.6 million during the nine months ended September 30, 2006, compared to $10.4 million during the nine months ended September 30, 2005, a decrease of $2.8 million, or 26.3%. This decrease was the direct result of all factors presented above, most notably the decrease in our Armor Division revenues, the decrease in our Battery and Power Systems Division revenue, the decrease in margins due to change in the mix of products and customers in 2006 in comparison to 2005 and the update of our accrual for loss from one of our simulation projects.

Research and development expenses. Research and development expenses for the nine months ended September 30, 2006 were $1.2 million, compared to $1.2 million during the nine months ended September 30, 2005. The expenses for the nine months ended September 30, 2006 are consistent with last year.

Selling and marketing expenses. Selling and marketing expenses for the nine months ended September 30, 2006 were $2.6 million, compared to $3.2 million the nine months ended September 30, 2005, a decrease of $641,000, or 19.8%. This decrease was primarily attributable to the overall decrease in revenues and their associated sales and marketing expenses.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2006 were $9.3 million compared to $10.9 million in the nine months ended September 30, 2005, a decrease of $1.6 million, or 14.4%. This decrease was primarily attributable to the following factors:

➢	Decreases in certain general and administrative expenses in comparison to 2005, such as auditing, legal expenses and travel expenses, as a result of cost-cutting programs implemented by management.

➢	Decrease in general and administrative expenses related to FAAC, primarily payroll, legal and other expenses.

➢	Decrease in general and administrative expenses related to IES as a result of the consolidation of IES and FAAC operations.

➢	Decrease in general and administrative expenses related to AoA due to decrease in operations, employees and the relocation of AoA to Alabama

This decrease was offset to some extent by an increase in expenses related to the amortization of convertible debentures.

Financial expenses, net. Financial expenses totaled approximately $6.8 million in the nine months ended September 30, 2006 compared to $2.1 million in the nine months ended September 30, 2005, an increase of $4.8 million, or 232.2%. The difference was due primarily to interest related to our convertible notes that were issued in September 30, 2005, and financial expenses related to repayment by forced conversion of our convertible notes at an 8% discount to average market price as provided under the terms of the convertible notes, particularly the April 2006 transaction described in “Overview of Results of Operations - Financings,” above.

Income taxes. We and certain of our subsidiaries incurred net operating losses during the nine months ended September 30, 2006 and, accordingly, no provision for income taxes was recorded. With respect to some of our subsidiaries that operated at a net profit during 2006, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $19,000 in tax expenses in the nine months ended September 30, 2006, compared to $315,000 in tax expenses in the nine months ended September 30, 2005, mainly due to state taxes.

Amortization of intangible assets. Amortization of intangible assets totaled $1.4 million in the nine months ended September 30, 2006, compared to $2.3 million in the nine months ended September 30, 2005, a decrease of $942,000, or 40.1%, due primarily to a decrease in amortization of intangible assets related to our subsidiary AoA.

Impairment of goodwill and other intangible assets. Current accounting standards require us to test goodwill for impairment at least annually, and between annual tests in certain circumstances; when we determine goodwill is impaired, it must be written down, rather than being amortized as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value of our reportable units with their carrying value. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units. We performed the required annual impairment test of goodwill, based on our management’s projections and using expected future discounted operating cash flows. We identified $204,000 in impairment of goodwill during the nine months ended September 30, 2006. In the corresponding period of 2005, we identified in AoA an impairment of goodwill in the amount of $11.1 million.

Our and our subsidiaries’ long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with current accounting standards whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We did not identify any impairment of backlog during the nine months ended September 30, 2006. In the corresponding period of 2005, we identified an impairment of backlog previously identified with the AoA acquisition and as a result we recorded an impairment loss in the amount of $499,000.

Net loss. Due to the factors cited above, net loss from continuing operations decreased from $20.6 million to $13.5 million, an increase of $7.1 million, or 34.5%.

Net loss attributable to common shareholders. Due to deemed dividend that was recorded in the amount of $434,000 in the nine months ended September 30, 2006 due to the repricing of existing warrants and the issuance of new warrants (see Note 6 to the financial statements), net loss attributable to common shareholders was $13.9 million in the nine months ended September 30, 2006, compared to $20.8 million in the nine months ended September 30, 2005, an improvement of $6.9 million, or 33.0%.

Liquidity and Capital Resources

As of September 30, 2006, we had $4.7 million in cash, $920,000 in restricted collateral securities and cash deposits due within one year, $432,000 in long-term restricted securities and deposits, and $40,000 in available-for-sale marketable securities, as compared to at December 31, 2005, when we had $6.2 million in cash, $3.9 million in restricted collateral securities and restricted held-to-maturity securities due within one year, $779,000 in long-term restricted deposits, and $36,000 in available-for-sale marketable securities. The increase in cash deposits was primarily the result of warrant exercises in February, March and April of 2006 (see Note 6 to the financial statements). The decrease in restricted collateral securities was the result of using such finds to pay interest on our Senior Secured Convertible Notes and principal on our Convertible Debentures that we were due and paid at the end of September 2006.

We used available funds in the nine months ended September 30, 2006 primarily for sales and marketing, continued research and development expenditures, and other working capital needs. We increased our investment in fixed assets during the nine months ended September 30, 2006 by $551,000 over the investment as at December 31, 2005 Our net fixed assets amounted to $3.8 million at quarter end.

Net cash used in operating activities from continuing operations for the nine months ended September 30, 2006 and 2005 was $2.4 million and $5.2 million, respectively, a decrease of $2.8 million. This decrease was primarily the result of a decrease in trade receivables in comparison to the nine months ended September 30, 2005 offset by a decrease in trade payables in 2005 in comparison to the nine months ended September 30, 2006.

Net cash used in investing activities for the nine months ended September 30, 2006 and 2005 was $1.8 million and $(10.8) million, an increase of $12.6 million. This increase was primarily the result of warrant exercises during the nine months ended September 30, 2006, the proceeds of which were deposited in restricted accounts for the payment of our convertible debentures due in September 2006, resulting in an increase in restricted securities and deposits.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2006 and 2005 was $(553,000) and $20.4 million, respectively. This increase was primarily the result of warrant exercises in February, March and April of 2006 (see Note 6 to the financial statements).

As of September 30, 2006, we had (based on the contractual amount of the debt and not on the accounting valuation of the debt, not taking into consideration trade payables, other accounts payables and accrued severance pay) approximately $4.0 million in bank and certificated debt outstanding, all of which was convertible debt, and approximately $1.3 million in short-term debt.

Based on our internal forecasts, which are subject to all of the reservations regarding “forward-looking statements” set forth above, we believe that our present cash position, anticipated cash flows from operations, lines of credit and anticipated additions to paid-in capital should be sufficient to satisfy our current estimated cash requirements through the remainder of the year. This belief is based on certain earnout and other assumptions that our management and our subsidiaries managers believe to be reasonable, some of which are subject to the risk factors detailed under “Risk Factors” in Item IA of Part II, below, including without limitation (i) that we will be able to refinance, restructure or convert to equity our $4.0 million in convertible debt (debentures and notes) that is due in 2006 (which does not include $1.4 million short-term bank credit), (ii) that the severance and retirement benefits that we owe to certain of our senior executives will not have to be paid ahead of their anticipated schedule, and (iii) that no other earnout payments to the former shareholder of AoA will be required in excess of the funds being held by him in escrow to secure such earnout obligations. In this connection, we note that from time to time our working capital needs are partially dependent on our subsidiaries’ lines of credit. In the event that we are unable to continue to make use of our subsidiaries’ lines of credit for working capital on economically feasible terms, our business, operating results and financial condition could be adversely affected.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our periodic reports that we file with the SEC. These disclosure controls and procedures are intended to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objective of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluations, our principal executive officer and principal financial officer were able to conclude that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of September 30, 2006 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Our management has not completed implementation of the changes it believes are required to remediate the previously reported material weakness for inadequate controls related to revenue recognition at our FAAC subsidiary. The material weakness arises from revenue recognition calculations at FAAC not being reviewed by appropriate accounting personnel to determine that revenue is recognized in accordance with company policy and generally accepted accounting principles. Management has identified that due to the reasons described above; we did not consistently follow established internal control over financial reporting procedures related to revenue recognition at our FAAC subsidiary. Because of this material weakness, we have concluded that we did not maintain effective internal control over financial reporting as of September 30, 2006, based on the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control - Integrated Framework.

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

We were incorporated in 1990 and began our operations in 1991. We have funded our operations principally from funds raised in each of the initial public offering of our common stock in February 1994; through subsequent public and private offerings of our common stock and equity and debt securities convertible or exercisable into shares of our common stock; research contracts and supply contracts; funds received under research and development grants from the Government of Israel; and sales of products that we and our subsidiaries manufacture. We have incurred significant net losses since our inception. Additionally, as of September 30, 2006, we had an accumulated deficit of approximately $157.2 million. In an effort to reduce operating expenses and maximize available resources, we intend to consolidate certain of our subsidiaries, shift personnel and reassign responsibilities. We have also substantially reduced certain senior employee salaries during 2005, cut directors’ fees, and taken a variety of other measures to limit spending and will continue to assess our internal processes to seek additional cost-structure improvements. Although we believe that such steps will help to reduce our operating expenses and maximize our available resources, there can be no assurance that we will ever be able to achieve or maintain profitability consistently or that our business will continue to exist.

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

Our bank and certificated indebtedness (short and long term) aggregated approximately $5.7 million principal amount as of September 30, 2006 (not including trade payables, other account payables and accrued severance pay), of which $5.7 million is due in 2006 (not including $306,000 short-term bank credit). In addition, we may incur additional indebtedness in the future. Accordingly, we are subject to the risks associated with significant indebtedness, including:

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

One-twelfth of the principal amount of the Notes is payable on each of January 31, 2006, March 31, 2006, May 31, 2006, July 31, 2006, September 30, 2006, November 30, 2006, May 31, 2007, July 31, 2007, September 30, 2007, November 30, 2007, January 31, 2008, and March 31, 2008. We paid the January 31, 2006, March 31, 2006, May 31, 2006, July 31, 2006 and September 30, 2006 payments in stock by requiring the holders to convert a portion of their Notes. Additionally, with the agreement of the holders of our Notes, we prepaid the payments of September 30, 2007, November 30, 2007, January 31, 2008, and March 31, 2008, as well as a small portion of the payment due July 31, 2007, in stock by requiring the holders to convert a portion of their Notes. In the event we continue to elect to make payments of principal on our convertible notes in stock by requiring the holders to convert a portion of their Notes, either because our cash position at the time makes it necessary or we otherwise deem it advisable, the price used to determine the number of shares to be issued on conversion will be calculated using an 8% discount to the average trading price of our common stock during 17 of the 20 consecutive trading days ending two days before the payment date. Accordingly, the lower the market price of our common stock at the time at which we make payments of principal in stock, the greater the number of shares we will be obliged to issue and the greater the dilution to our existing shareholders.

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

As of December 31, 2004, we had recorded goodwill of $39.7 million. On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill to be tested for impairment on adoption of the Statement, at least annually thereafter, and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value of our reportable units with their carrying value. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units. We performed the required annual impairment test of goodwill, based on our projections and using expected future discounted operating cash flows. As of December 31, 2005, we identified in AoA an impairment of goodwill in the amount of $11.8 million. As of September 30, 2006, we identified in AoA an additional impairment of goodwill in the amount of $204,000.

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

Sales of a substantial number of shares of common stock into the public market, or the perception that those sales could occur, could adversely affect our stock price or could impair our ability to obtain capital through an offering of equity securities. As of September 30, 2006, we had 10,585,346 shares of common stock issued and outstanding. Of these shares, most are freely transferable without restriction under the Securities Act of 1933 or pursuant to effective resale registration statements, and a substantial portion of the remaining shares may be sold subject to the volume restrictions, manner-of-sale provisions and other conditions of Rule 144 under the Securities Act of 1933.

Exercise of our warrants, options and convertible debt could adversely affect our stock price and will be dilutive.

As of September 30, 2006, there were outstanding warrants to purchase a total of 1,061,277 shares of our common stock at a weighted average exercise price of $20.53 per share, options to purchase a total of 603,706 shares of our common stock at a weighted average exercise price of $10.17 per share, of which 576,685 were vested, at a weighted average exercise price of $10.03 per share, and outstanding debentures and notes convertible into a total of 662,701 shares of our common stock at a weighted average conversion price of $14.79 per share.

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

Historically, Arab states have boycotted any direct trade with Israel and to varying degrees have imposed a secondary boycott on any company carrying on trade with or doing business in Israel. Although in October 1994, the states comprising the Gulf Cooperation Council (Saudi Arabia, the United Arab Emirates, Kuwait, Dubai, Bahrain and Oman) announced that they would no longer adhere to the secondary boycott against Israel, and Israel has entered into certain agreements with Egypt, Jordan, the Palestine Liberation Organization and the Palestinian Authority, Israel has not entered into any peace arrangement with Syria or Lebanon. Moreover, since September 2000, there has been a significant deterioration in Israel’s relationship with the Palestinian Authority, and a significant increase in terror and violence. Efforts to resolve the problem have failed to result in an agreeable solution. Israel withdrew unilaterally from the Gaza Strip and certain areas in northern Samaria in 2005. It is unclear what the long-term effects of such disengagement plan will be. The election of representatives of the Hamas movement to a majority of seats in the Palestinian Legislative Council has created additional unrest and uncertainty.

In July and August of 2006, Israel was involved in a full-scale armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party, in southern Lebanon, which involved missile strikes against civilian targets in northern Israel that resulted in economic losses. On August 14, 2006, a ceasefire was declared relating to that armed conflict, although it is uncertain whether or not the ceasefire will hold.

Continued hostilities between Israel and its neighbors and any failure to settle the conflict could have a material adverse effect on our business and us. Moreover, the current political and security situation in the region has already had an adverse effect on the economy of Israel, which in turn may have an adverse effect on us.

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

Dated: November 16, 2006

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