Form 10-K
period 2006-12-31
AROTECH CORP
filed 2007-04-17
CIK 916529

OMB APPROVAL
OMB Number:	3235-0063
Expires:	April 30, 2009
Estimated average burden
hours per response	2,196.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006   .

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission File Number: 0-23336

AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

(800) 281-0356
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

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

Large accelerated filer: ☐ Accelerated filer: ☐ Non-accelerated filer: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $19,309,813 (based on the last sale price of such stock on such date as reported by The Nasdaq National Market and assuming, for the purpose of this calculation only, that all of the registrant’s directors and executive officers are affiliates).

(Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 11,983,576 as of 3/31/07

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

•	We provide specialized “use of force” training for police, security personnel and the military through our subsidiary IES Interactive Training, Inc., located in Ann Arbor, Michigan (“IES”).

➢	We utilize sophisticated lightweight materials and advanced engineering processes to armor vehicles and to manufacture aviation armor through our Armor Division:

•
We use state-of-the-art lightweight armoring materials, special ballistic glass and advanced engineering processes to fully armor military and civilian SUV’s, buses and vans, through our subsidiaries MDT Protective Industries, Ltd., located in Lod, Israel (“MDT”), of which we own 75.5%, and MDT Armor Corporation, located in Auburn, Alabama (“MDT Armor”), of which we own 88%; and

•	We provide ballistic armor kits for rotary and fixed wing aircraft and marine armor through our subsidiary Armour of America, located in Auburn, Alabama (“AoA”).

➢	We manufacture and sell lithium and Zinc-Air batteries for defense and security products and other military applications through our Battery and Power Systems Division:

•
We develop and sell rechargeable and primary lithium batteries and smart chargers to the military and to private defense industry in the Middle East, Europe and Asia through our subsidiary Epsilor Electronic Industries, Ltd., located in Dimona, Israel (in Israel’s Negev desert area) (“Epsilor”);

•
We develop, manufacture and market primary Zinc-Air batteries, rechargeable batteries and battery chargers for the military, focusing on applications that demand high energy and light weight, through our subsidiary Electric Fuel Battery Corporation, located in Auburn, Alabama (“EFB”); and

•	We produce water-activated lifejacket lights for commercial aviation and marine applications through our subsidiary Electric Fuel (E.F.L.) Ltd., located in Beit Shemesh, Israel (“EFL”).

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

For financial information concerning the business segments in which we operate, see Note 16.a. of the Notes to the Consolidated Financial Statements. For financial information about geographic areas in which we engage in business, see Note 16.c. of the Notes to the Consolidated Financial Statements.

Facilities

Our principal executive offices are located at 1229 Oak Valley Drive, Ann Arbor, Michigan 48108, and our toll-free telephone number at our executive offices is (800) 281-0356. Our corporate website is www.arotech.com. Our periodic reports, as well as recent filings relating to transactions in our securities by our executive officers and directors, that have been filed with the Securities and Exchange Commission in EDGAR format are made available through hyperlinks located on the investor relations page of our website, at http://www.arotech.com/compro/investor.html, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Reference to our websites does not constitute incorporation of any of the information thereon or linked thereto into this annual report.

The offices and facilities of three of our principal subsidiaries, EFL, MDT and Epsilor, are located in Israel (in Beit Shemesh, Lod and Dimona, respectively, all of which are within Israel’s pre-1967 borders). Most of the members of our senior management work extensively out of EFL’s facilities; our financial operations are conducted primarily from our principal executive offices in Ann Arbor. IES’s and FAAC’s home offices and facilities are located in Ann Arbor, Michigan, and the offices and facilities of EFB, MDT Armor and AoA are located in Auburn, Alabama.

Simulation and Training Division

We develop, manufacture and market advanced high-tech multimedia and interactive digital solutions for use-of-force training and driver training of military, law enforcement, security and other personnel through our Simulation and Training Division, the largest of our three divisions. During 2006, 2005 and 2004 revenues from our Simulation and Training Division were approximately $22.0 million, $26.8 million and $21.5 million, respectively.

The Simulation and Training Division concentrates on three different product areas:

➢	Our Vehicle Simulation group provides high fidelity vehicle simulators for use in operator training and is marketed under our FAAC nameplate;

➢	Our Military Operations group provides weapon simulations used to train military pilots in the effective use of air launched weapons and is also marketed under our FAAC nameplate; and

➢	Our Use of Force group provides training products focused on the proper employment of hand carried weapons and is marketed under our IES Interactive Training nameplate.

Vehicle Simulation

We provide simulators, systems engineering and software products focused on training vehicle operators for cars and trucks. We provide these products to the United States military, government and private industry through our FAAC nameplate. Our fully interactive driver-training systems feature state-of-the-art vehicle simulator technology enabling training in situation awareness, risk analysis and decision making, emergency reaction and avoidance procedures, and conscientious equipment operation. Our simulators have successfully trained hundreds of thousands of drivers. Our customer base includes all branches of the U.S. Department of Defense, state and local governments, and municipal entities.

Our Vehicle Simulation group focuses on the development and delivery of complete driving simulations for a wide range of vehicle types - such as trucks, automobiles, buses, fire trucks, police cars, ambulances, airport ground vehicles, and military vehicles - for municipal, governmental and foreign customers. In 2006, our Vehicle Simulations group accounted for approximately 57% of our Simulation and Training Division’s revenues.

Simulators are cost-effective solutions, enabling users to reduce overall aircraft and ground vehicle usage, vehicle maintenance costs, fuel costs, repairs, and spares expenditures. For example, our Medium Tactical Vehicle Replacement (MTVR) simulators have reduced total driver training time by up to 35%. Many customers have reduced actual “behind-the-wheel” time by up to 50% while still maintaining or improving safety. Additionally, for customers with multiple simulators, the corresponding increase in the student to instructor ratio has reduced instructor cost per student.

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

We believe that we have held near a 100% market share in U.S. military wheeled vehicle operator driver training simulators since 1999 and that we are currently one of three significant participants in the U.S. municipal wheeled vehicle simulators market.

PRODUCT LINES

Below is a description of our Vehicle Simulation group’s products and product lines.

Military Vehicle Simulators

Military Vehicles comprise the majority of our vehicle simulation business. Military vehicle simulators are highly realistic vehicle simulators that include variable reactive traffic and road conditions, the capacity to customize driving conditions to be geography-specific, and training in hazardous and emergency conditions. We have several large contracts and task orders in the Military Vehicles business, including (i) a multi-year IDIQ task-order contract for the development of vehicle simulators and related training services for the U.S. armed services; (ii) a series of scheduled General Services Administration purchases of simulators; (iii) continuing Congressional plus-up funding for simulators to the Army National Guard; and (iv) a contract to develop a series of Common Driver Trainers for the U.S. Army.

Our military vehicle simulators provide complete training capabilities, based on integrated, effective simulation solutions, to military vehicle operators in the U.S. Armed Forces. Our flagship military vehicle simulation product is our Military Operator Driver Simulator, initially developed for the USMC and subsequently reconfigured and delivered to support the U.S. Army and U.S. Naval Construction Battalion. The MIL ODS concept is centered on a pod of up to six Student Training Stations (STS) and a single controlling Instructor Operator Station (IOS). The STS realistically simulates the form, fit, and feel of the vehicle being modeled. The high-fidelity version of the STS consists of a modified production cab unit mounted on a full six-degree-of-freedom motion platform. Other versions with industry exclusive seat-motion and generic reconfigurable cabs are available. The STS provides a field of view of over 180-degrees into a realistically depicted virtual world, simulating a variety of on-road and off-road conditions. The IOS is the main simulation control point supporting the instructor’s role in simulator training. The IOS initializes and configures the attached STS, conducts training scenarios, assesses student performance, and maintains scenarios and approved curriculum. In 2006, the U.S. Air Force joined the Marines, Army and Navy as customers of our military vehicle simulators.

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

Municipal Vehicles

The Municipal Vehicles business is comprised of technology similar to that of the Military Vehicles product line and also is customized to reflect the specific vehicle being simulated. We serve three primary customer bases in the Municipal Vehicles business: transit, public safety, and corporate.

Transit

Transit customers represent an attractive customer base as they generally have access to their own funds, which often exempts them from the lengthy and complex process of requesting funds from a governing body. We have provided bus simulators to many of the leading U.S. transit authorities, including the New York City Transit Authority, Washington, D.C. Metro, Los Angeles MTA, Dallas Area Rapid Transit, and the Chicago Transit Authority. Our first European bus simulator was installed in London in 2005, and we were competitively awarded a major rail simulator program with New York City Transit that we anticipate completing early in 2007.

Public Safety

We target municipal customers in police departments, hospitals, fire departments, and departments of transportation for sales of our municipal product. Our customers include the Mexico Department of Education, California Department of Transportation, and the Fire Departments of New York and Washington, D.C. We are developing an industry advisory group focusing on the municipal market to identify and address customer needs. Additionally, we have developed a simulator module to extend the simulation once police, fire, or emergency medical service personnel reach the incident location. We believe that this represents another of our bases of differentiation over our competition.

One of our more recent products is our Incident Command Training (ICT) system. Our custom ICT system includes a comprehensive suite of simulation tools to promote both strategic and tactical training for firefighters facing incidents that require a well defined command and control structure. The ICT system, the first of which has been installed at the new Los Angeles Fire Fighter Training Academy, includes a broad range of incidents typically faced by firefighters as well as incidents involving weapons of mass destruction (WMD) and other acts of terrorism. The ICT system will provide immersive training for single agency incidents involving the fire service alone, as well as interagency incidents requiring a unified command structure including fire, police, emergency medical services, utilities, and other emergency response agencies.

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

Military Operations

In the area of Military Operations, we believe we are a premier developer of validated, high fidelity analytical models and simulations of tactical air and land warfare for all branches of the Department of Defense and its related industrial contractors. Our simulations are found in systems ranging from instrumented air combat and maneuver ranges (such as Top Gun) to full task training devices such as the F-18 Weapon Tactics Trainer. In 2006, our Military Operations group accounted for 17% of our Simulation and Training Division’s revenues.

We supply on-board software to support weapon launch decisions for the F-15, F-16, F-18, and Joint Strike Fighter (JSF) fighter aircraft. Pilots benefit by having highly accurate presentations of their weapon’s capabilities, including susceptibility to target defensive reactions. We designed and developed an instructor operator station, mission operator station and real-time, database driven electronic combat environment for the special operational forces aircrew training system. The special operational forces aircrew training system provides a full range of aircrew training, including initial qualification, mission qualification, continuation, and upgrade training, as well as combat mission rehearsal.
PRODUCT LINES

We provide air combat range software, missile launch envelope decision support software, the SimBuilder™ simulation software product, and Weapon System Trainer software through the Military Operations business line.

Below is a description of our Military Operations group’s products and product lines.

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

Missile Launch Envelope Software

Onboard weapon decision-making software enables pilots to assimilate the complex information presented to them. In 2005, we added the F-16 to the F-15, F-18 and Joint Strike Fighter (JSF) to strengthen the list of aircraft fielding FAAC MLE software. We provide our missile launch envelope software to the U.S. Navy and Air Force through our subcontracting relationships with Boeing and Raytheon.

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

Use-of-Force

We are a leading provider of interactive, multimedia, fully digital training simulators for law enforcement, security, military and similar applications. With a large customer base spread over twenty countries around the world, we are a leader in the supply of simulation training products to military, law enforcement and corporate client communities. We believe, based on our general knowledge of the size of the interactive use-of-force market, our specific knowledge of the extent of our sales, and discussions we have held with customers at trade shows, etc., that we provide more than 25% of the worldwide market for government and military judgment training simulators. We conduct our interactive training activities using our IES Interactive Training nameplate. In 2006, our Use of Force group accounted for 26% of our Simulation and Training Division’s revenues.
PRODUCT LINES

We offer consumers the following interactive training products and services:

➢
MILO (Multiple Interactive Learning/training Objectives) - provides use-of-force simulation for military and law enforcement. This simulator designed with “plug in” modules to customize the training system to meet end user needs. We believe that the MILO is the most technologically advanced judgment-training simulator in the world.

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

Our products feature state of the art, high-definition, all-digital video formats, ultra-advanced laser-based lane detection for optimal accuracy and performance, customer-based authoring of training scenarios, and are 95% COTS (commercial off-the-shelf)-based system.
PRODUCTS

Below is a description of each of the core products and services in the IES line.

MILO

MILO (Multiple Interactive Learning/training Objectives) is a simulator designed with “plug in” modules to customize the training system to meet end user needs, and is designed to expand the market for sales of our IES products to include organizations involved in all aspects of public safety.

The MILO System allows training with respect to the full “Use of Force” continuum. Training can be done on an individual basis, or as many as four members of a team can participate simultaneously and be scored and recorded individually. Topics of training include (but are not limited to):

➢
Officer’s Presence and Demeanor - Picture-on-picture digital recordings of the trainee’s actions allow visual review of the trainee’s reaction, body language and weapons handling during the course of the scenario, which then can be played back for debriefing of the trainee’s actions.

➢
Verbalization - Correct phrases, timing, manner and sequence of an officer’s dialogue are integrated within the platform of the system, allowing the situation to escalate or de-escalate through the officer’s own words in the context of the scenario and in conjunction with the trainer.

➢
Less-Than-Lethal Training - Training in the use of non-lethal devices such as TASER, OC (pepper spray), batons and other devices can be used with the video training scenarios with appropriate reactions to each. We produce an interactive system especially for TASER products called the TASER™ Judgmental Trainer, which delivers advance simulated training for law enforcement and government agencies deploying TASER non-lethal devices.

➢	Soft Hand Tactics - Low level physical control tactics with the use of additional equipment such as take-down dummies.

➢	Firearms Training and Basic Marksmanship - Either utilizing laser based training weapons or in conjunction with a live-fire screen, the use of “Live Ammunition” training can be employed on the system.

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

The Authoring Tools harness advances in digital video and multimedia, allowing the trainer to capture video and graphics from any source. The A2Z allows the trainer to combine his or her insight, experience and skills to recreate a realistic learning environment. The A2Z Training System is based on the well-known PC-Pentium® technology and Windows XP® operated. The menu and mouse operation make the A2Z user-friendly.

The individual keypads are connected “wirelessly.” The system is completely portable and may be setup within a matter of minutes.

Key advantages:

➢	Provides repeatable training to a standard based on established policy

➢	Quick dissemination and reinforcement of correct behavior and policies

➢	Helps reduce liability

➢	More efficient than “traditional and redundant” role-playing methods

➢	Realistic scenarios instead of outdated “play-acting”

➢	Interactive training of up to 250 students simultaneously with wireless keypads

➢	Easy Self-Authoring of interactive training content

➢	PC platform facilitates low cost of ownership

➢	Easy to use Windows XP-based software

➢	Easy to deploy in any classroom

Range FDU

The Range FDU (firearm diagnostics unit) is a unique combination of training and interactive technologies that gives instructors a first-person perspective of what trainees are seeing and doing when firing a weapon.

With the Range FDU, firearms instructors can see the trainees’ actual sight alignment to the target as well as measure trigger pressure against proper trigger pressure graphs, making corrective instruction simple and effective. In addition, the Range FDU records a trainee’s recoil control, grip and stance - allowing the instructor to play back the information in slow motion or real time to better analyze the trainee’s actions and more accurately diagnose any deficiencies.

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

IES Studio Productions

We develop professional courseware for use exclusively with IES’s interactive systems. Courses are designed to addresses specific department issues, and can be customized to fit each agency’s needs. These courses are available in boxed sets that provide the customer with a turn-key training session. The A2Z Classroom Trainer and the MILO System are used to deliver the curriculum and create a virtual world that the trainees respond and react to. Strategic relationships with high profile companies such as H&K Firearms, and TASER International, provide customers with training that deals with cutting edge issues facing law enforcement today. The incorporation of our courseware library along with simulation systems allows training to remain consistent and effective, giving customers more value for their training dollar.

Marketing and Customers

We market our Simulation Division products to all branches of the U.S. military and we continue to expand our global footprint. Municipalities throughout the U.S. are using our vehicle simulators and use-of-force products, and our penetration in Asia, Europe and the Americas continues through the use of commissioned sales agents.
VEHICLE SIMULATION AND MILITARY OPERATIONS

Marketing

Our sales and marketing effort focuses on developing new business opportunities as well as generating follow-on sales of simulators and upgrades. We currently employ four dedicated sales representatives who focus on Vehicle Simulation and Military Operations opportunities. Furthermore, two additional employees spend a significant portion of their time in sales. Various members of FAAC’s senior management serve as effective sales representatives in the generation of municipal, military, and corporate business. We also retain the services of several independent consultants who act as marketing agents on our behalf. These representatives are largely commission-based agents who focus on particular products and/or regions (such as airport customers, Texas, California, and Eglin Air Force Base). Finally, we have four customers that have agreements wherein the companies support our marketing efforts and market our products themselves in exchange for commissions and/or free upgrade services.

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

Our military operations group operates primarily by developing a pipeline of follow-on work through strong program performance. We have a long history of repeat and follow-on work with programs such as F-15, F-16, F-18 and JSF ZAP (over 25 contracts with Boeing and Raytheon). Additionally, we have had weapon simulation support contracts with the U.S. Navy and US Air Force going back over 25 years.

Customers

We have long-term relationships, many of over ten years’ duration, with the U.S. Air Force, U.S. Navy, U.S. Army, U.S. Marine Corps, and most major Department of Defense training and simulation prime contractors and related subcontractors. The quality of our customer relationships is illustrated by the multiple program contract awards we have earned from many of our customers.
USE OF FORCE

Marketing

Municipalities throughout the U.S. are using our use-of-force products and our penetration in Asia, Europe and the Americas continues through the use of commissioned sales agents.

We market our use-of-force products and services to domestic and international law enforcement, military and other federal agencies and to various companies that serve them, through attendance and presentations at conferences, exhibits at trade shows, and web pages and paid placements on the Internet. Over half of our business is generated from returning customers and enduring customer relationships.

We have nine full-time sales and business development professionals and are actively seeking additional qualified candidates to augment this team. We use commissioned representatives to prosecute most OCONUS opportunities.

We typically participate in over twenty industry conferences annually, held throughout the United States and in other countries, that are attended by our potential customers and their respective purchasing and budgeting decision makers. A significant percentage of our sales of IES products are sold through leads developed at these shows. We also advertise in selected publications of interest to potential customers.

Customers

Purchasers of our IES products have included the FBI, the Secret Service, the Bureau of Alcohol, Tobacco and Firearms, the Customs Service, the Federal Protective Service, the Border Patrol, the Coast Guard, the Federal Law Enforcement Training Centers, the Department of Health and Human Services, the California Department of Corrections, NASA, and police departments throughout the U.S. as well as international users such as the Israeli Defense Forces, the German National Police, the Royal Thai Army, the Hong Kong Police, the Russian Security Police, users in Mexico and the United Kingdom, and many others.

The mix of customers has historically been approximately 40% city and state agencies, 30% federal agencies, and 30% international.

Competition

Our technical excellence, superior product reliability, and high customer satisfaction have enabled us to develop market leadership and attractive competitive positions in each of our product areas.

VEHICLE SIMULATORS

Several potential competitors in this segment are large, diversified defense and aerospace conglomerates who do not focus on our specific niches. As such, we are able to provide service on certain large military contracts through strategic agreements with these organizations or can compete directly with these organizations based on our strength in developing higher quality software solutions. In municipal market applications, we compete against smaller, less sophisticated software companies. Many of our competitors have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours.

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
MILITARY OPERATIONS

Currently no significant competitors participate in the markets we serve around our weapon simulation niche. Our 30-year history in this space provides a library of resources that would require a competitor to invest heavily in to offer a comparable product. The companies that could logically compete with us if they chose would be the companies that now subcontract this work to us: Boeing, Raytheon and Cubic.
USE OF FORCE

We compete against a number of established companies that provide similar products and services, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. There are also companies whose products do not compete directly, but are sometimes closely related. Firearms Training Systems, Inc., Advanced Interactive Systems, Inc., and LaserShot Inc. are our main competitors in this space.

We believe the key factors in our competing successfully in this field continue to be our ability to develop simulation software and related products and services to effectively train law enforcement and military to today’s standards, our ability to develop and maintain proprietary technologically advanced hardware solutions, and our ability to develop and maintain relationships with departments and government agencies.

Armor Division

We armor vehicles and manufacture aviation and other armor through our Armor Division. During 2006, 2005 and 2004 revenues from our Armor Division were approximately $12.6 million, $12.3 million and $18.0 million, respectively (on a pro forma basis, assuming we had owned all components of our Armor Division since January 1, 2004, revenues in 2006, 2005 and 2004 would have been approximately $12.6 million, $12.3 million and $29.2 million, respectively).

Introduction

We specialize in armoring vehicles and manufacturing armor kits for aircraft and vessels by using state-of-the-art lightweight ballistic materials, special ballistic glass and advanced engineering processes. We fully armor vehicles, vans, SUVs and small buses and we provide ballistic armor kits for rotary and fixed wing aircraft, marine armor, personnel armor, and armor for architectural applications.

We operate through three business units: MDT Protective Industries Ltd., located in Lod, Israel (in which we acquired a majority stake in 2002), MDT Armor Corporation, which we established in 2003 in Auburn, Alabama and Armour of America, which we acquired in 2004 and relocated in Auburn, Alabama.

We are a leading supplier to the Israeli military, Israeli Special Forces and special services. We provide products to the US Army, and to military and defense and paramilitary customers worldwide.

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

During 2006, we received over $21.0 million in orders from the Israel Defense Forces for the David, a patrol, combat command and reconnaissance armored vehicle that is specifically designed as an urban combat vehicle.

Our proprietary designs have been developed to meet a wide variety of customer and industry needs.

Product Lines

We provide two main product lines - armored vehicles and armor kits.
ARMORED VEHICLES

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

We armor a variety of vehicles for both commercial and military markets.

In the military market, we armor:

➢	The David, a combat patrol, command and reconnaissance armored vehicle that is specifically designed for urban combat;

➢	Command vehicles (such as the Land Rover Defender 110); and

➢	Pickup trucks, such as the Defender 130.

For the commercial market, we armor:

➢	Sports utility vehicles (such as the GM Suburban, the Toyota Land Cruiser and the Land Rover Defender);

➢	Pick-up trucks, such as the Ford F550;

➢	Passenger vans (such as the Chevrolet Express, the General Motors Savana and the Ford Econoline); and

➢	Small buses (based on vehicles in the Mercedes-Benz Vario and Sprinter lines).

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

All materials that we use meet not only international ballistic standards, but also the far more stringent requirements set by the Israeli military, the Israeli Ministries of Defense and Transport, and the Israel Standards Institute.

ARMOR KITS

We provide two kinds of armor kits, soft armor and hard armor, to support customer armor requirements. Soft armor, which is capable of protecting against all handguns and 9mm sub guns, is used in our ballistic and fragmentation vest, architectural and special application armor lines. Hard armor, which is capable of protecting against rifle fire up to 50cal/12.7mm API, is used in our ballistic chest plate, aircraft, marine and architectural armor lines. Within these two basic kinds of armor, we offer the product lines listed below.

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

These kits have been sold to both the original airframe manufacturers and end users worldwide. Armor kits for rotary wing aircraft include Bell Helicopter’s B206, B212, B407, B412, B427, and UH-1H; Boeing’s CH-46 and CH-47; MD Helicopter’s MD 500, MD 600, and MD 900; Agusta Helicopter’s A109; Eurocopter’s EC-120, EC-135, BK117, and BO-105; Aerospatiale’s AS 330, AS 332, and AS 355; Sikorsky’s UH-60 and S-61; MIL MI-8 and MI-17; Robinson’s R-22 and R-44; and Kaman’s K-MAX.

Fixed wing aircraft kits include Lockheed’s C-130H, C-130J , and P-3; Boeing’s C-17; Alenia’s G-222 and C-27J; Ayers’ T-65; Rockwell’s OV-10; CASA CN 235 and CN 295; and special configurations of the Citation, Beechcraft and Cessna models.

Marine Armor Kits

For the marine market, we manufacture armor kits for the gun mounts on naval ships and riverine patrol boats and armor for patrol boats. We recently provided armor for the bridge and wheelhouse for several police harbor patrol boats.

Ballistic Vests and Plates and Body Armor

We have developed special applications, including the Armourfloat, which to our knowledge is currently the only ballistic/floatation vest approved by the U.S. Coast Guard, ballistic hand held shields and the LEGUARD Tactical Leg Armor, which offers complete front protection for the lower thigh, knee, shin and instep.

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

Sales, Marketing and Customers

Most of our vehicle armoring business has historically come from Israel, although we have armored vehicles under contracts for companies operating in Iraq. Our principal customer at present is the Israeli Ministry of Defense. Other customers include Israeli and American government ministries and agencies, private companies, medical services and private clients. In the United States, we armor vehicles for U.S. operations in Iraq.

In Israel, we market our vehicle armoring through vehicle importers, both pursuant to marketing agreements and otherwise, and directly to private customers in the public and private sectors. Most sales are through vehicle importers. In the U.S., vehicles are sold to the Army.

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

We market our aircraft armor kits directly to both the original airframe manufacturer, such as Alenia, Agusta, Bell-Textron, Boeing, EADS (Eurocopter), Lockheed-Martin and MD Helicopter, as well as, aircraft completion operations and end users worldwide.

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

Our commercial aircraft customers have included Bell Helicopter, MD Helicopter, Robinson Helicopter, Sikorsky Helicopter, Schweitzer Helicopter, Agusta, and Lockheed-Martin in the United States, as well as Eurocopter (Germany), Alenia Aerospazio (Italy), EADS (Spain), and Bell (Canada).

Our U.S. military aircraft customers have included NAVSEA, NAVAIR, Army, Coast Guard, Marines, State Department, Border Patrol, and various SEAL and Small Boat Units.

Our foreign military customers have included the air forces of New Zealand, Australia, Thailand, Malaysia, Spain, Belgium, Sweden, Norway, Italy, Sri Lanka, Indonesia, Brazil, Argentina, and Turkey; the navies of Singapore, Thailand, Malaysia, Ecuador, Mexico, Colombia, Spain, Australia, and Japan; the armies of Thailand, Malaysia, Sri Lanka, Colombia, Mexico, Ecuador, Venezuela and Peru.

Manufacturing

Our manufacturing facilities are located in Lod, Israel, and in Auburn, Alabama. In Israel we manufacture armored vehicles only, and in the US we manufacture vehicle armoring, and hard and soft armor.

Our facilities have been awarded ISO 9001:2000 quality standards certification.

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

Battery and Power Systems Division

We manufacture and sell lithium and Zinc-Air batteries for defense and security products and other military applications through our Battery and Power Systems Division. During 2006, 2005 and 2004 revenues from our Battery and Power Systems Division were approximately $8.6 million, $9.9 million and $10.5 million, respectively.

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

We have added lithium-ion battery production capabilities at EFB’s facility in Auburn. The goal is to enable U.S.-produced lithium-ion batteries and chargers to be sold using funding from Foreign Military Funding (FMF) program to countries such as Israel and Turkey. These products are marketed and designed by Epsilor and manufactured by EFB.
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

COMPETITION

The main competitors for our lithium-ion battery products are Bren-tronics Inc. in the United States, which controls much of the U.S. rechargeable market, AEA Battery Systems (a wholly owned subsidiary of AEA Technology plc) in the United Kingdom, which has the majority of the English military market, and Ultralife Batteries, Inc. in the United States. On the primary end of the market there are a host of players who include the cell manufacturers themselves, including Saft S.A. and Ultralife Batteries, Inc.

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

Zinc-Air Batteries and Chargers for the Military
INTRODUCTION

We base our strategy in the field of Zinc-Air military batteries on the development and commercialization of our Zinc-Air battery technology, as applied in the batteries we produce for the U.S. Army’s Communications and Electronics Command (CECOM) through our subsidiary EFB. We will continue to seek new applications for our technology in defense projects, wherever synergistic technology and business benefits may exist. We intend to continue to develop our battery products for defense agencies, and plan to sell our products either directly to such agencies or through prime contractors. We will also look to extend our reach to military markets outside the United States.

Since 1998 we have received and performed a series of contracts from CECOM to develop and evaluate advanced primary Zinc-Air battery technology, as well as specific battery form factors. Pursuant to these contracts, we developed and began selling in 2002 a 12/24 volt, 800 watt-hour battery pack for battlefield power, which is based on our Zinc-Air battery technology, weighs less than three kilograms (just over six pounds) and has approximately twice the energy capacity per kilogram of the U.S. Army’s standard lithium-sulfur dioxide battery packs - the BA-5590/U battery.

In the second half of 2002, our five-year program with CECOM to develop a Zinc-Air battery for battlefield power culminated in the assignment of a National Stock Number and a $2.5 million delivery order for the newly designated BA-8180/U battery. Subsequent to this initial $2.5 million delivery order, we received additional follow-on orders from the Army.

Our batteries have been used in both Afghanistan (Operation Enduring Freedom) and in Iraq (Operation Iraqi Freedom). In June of 2004, our BA-8180/U Zinc-Air battery was recognized by the U.S Army Research, Development and Engineering Command as one of the top ten inventions of 2003.

Our Zinc-Air batteries, rechargeable batteries and battery chargers for the military are manufactured through EFB. In 2003, EFB’s facilities were granted ISO 9001 “Top Quality Standard” certification.
PRODUCTS

Zinc-Air Batteries

BA-8180/U

EFB’s Zinc-Air battery packs are lightweight, low-cost primary Zinc-Air batteries with up to twice the energy density (Wh/kg) of primary lithium (LiSO2) battery packs, which are the most popular batteries used in the US military today. Zinc-Air batteries are inherently safe in storage, transportation, use, and disposal.

The BA-8180/U is a 12/24 volt, 800 watt-hour battery pack approximately the size and weight of a notebook computer. This battery is based on a new generation of lightweight, 30 ampere-hour cells developed by us over the last five years with partial funding by CECOM. Each BA-8180/U battery pack contains 24 cells.

The battery has specific energy of up to 265 Wh/kg, which is substantially higher than that of any competing disposable battery available to the defense and security industries. By way of comparison, the BA-5590/U, a popular LiSO2 battery pack, has only 170 Wh/kg. Specific energy, or energy per unit of weight, translates into longer operating times for battery-powered electronic equipment for the same battery carry weight, and greater portability as well. Because of lower cost per watt-hour, the BA-8180/U can provide substantial cost savings to the Army when deployed for longer missions, even for applications that are not man-portable.

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

8140/U

The BA-8140/U is a new product that has recently been qualified and that has already generated initial sales of over 5,000 batteries from CECOM. The BA-8140/U is a smaller version of our 8180/U, and was developed at the request of CECOM for powering handheld military radios for extended periods. It is approximately half the size, weight and capacity of our 8180/U. CECOM has assigned a National Stock Number (NSN) to our BA-8140/U Zinc-Air battery as well.

Adapters

The BA-8180/U is a battery, but in order to connect it or the BA-8140/U to a specific piece of equipment, an adapter must be used. In order to provide compatibility between the battery and various items of military equipment, we supply various types of electrical interface adapters for each specific piece of military equipment, including adapters for the SatCom Radio family (AN/PSC-5, AN/PRC-117F, AN/PRC-150 HF), AN/PRC-119 SINCGARS, SINCGARS ASIP, AN/PRC-148 MBITR tactical radio sets, and a generic interface for items of equipment that were designed to interface with a BA-5590 or equivalent battery. Each of these interfaces was also assigned a national stock number (NSN) by CECOM. In addition, we have recently qualified additional electrical interfaces and have internal capabilities needed to quickly develop and manufacture additional adapters as needed by customers. These address various applications, including other radios, night vision, missile launchers and chemical detectors.

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

Portable Power Systems

Field Chargers

One critical need for soldiers is the ability to recharge batteries in the field. Rather than take multiple rechargeable batteries for long missions at significant cost and weight, a preferred configuration is to continuously charge one rechargeable battery while using a second to power a soldier’s device(s). The key enabling technologies for such an architecture are (a) high energy-density storage devices, (b) efficient, ergonomically-friendly forward field charging devices, and (c) effective power connectivity to various pieces of a soldier’s gear. Given the extremely high energy density of our Zinc-Air battery technology (almost twice that of lithium batteries), our captive electronics capabilities, and our core competencies in custom power adapters, we believe that EFB is in a unique position to marry these enabling technologies and deliver usable forward field charging solutions to the military market space. Current projects include body-worn Zinc-Air batteries used in hybrid with lithium-ion batteries in key applications as well as utilization of Zinc-Air batteries as forward field chargers for lithium-ion batteries. In both application scenarios, the soldier’s total battery carry weight is halved.

Next Generation Zinc-Air Products and Systems

A fourth generation of Zinc-Air products is being developed for applications where volume is critical, and/or where the power-to-energy ratio needs to be significantly higher than that of the BA-8180/U. These “Gen4” Zinc-Air products consist of an air cathode folded around a zinc electrode. Gen4 was originally developed for the Marine Corps Dragon Eye UAV, which requires up to 200 W from a battery that fits into its sleek fuselage and weighs less than one kilogram. Along the way, it was recognized that the Gen4 design could be applied to other battery missions requiring high power as well as energy density, such as the Land Warrior soldier system, where up to 750 Wh of energy are required for a 24-hour mission. For these systems, the battery currently limits functionality, and we believe Gen4 Zinc-Air is an enabling technology for such extended missions. Through December 31, 2006, we were awarded an aggregate of $2.8 million of congressional funds and CECOM funding for a three-phase BAA (Broad Agency Announcement, which is a simplified form of government solicitation for basic research and development) to develop this technology.

Body-Wearable Systems

We believe that our Gen4 Zinc-Air battery technology enables much more systemic approaches to solving the soldier’s portable power puzzle. Programs currently include body power harnesses powered by a single, lightweight battery that replaces multiple, heavier batteries. Such solutions significantly cut the soldier’s battery carry weight and battery cost as well as add a virtually priceless factor - convenience. Convenience for a soldier in combat - not having to change batteries from multiple equipment during a mission - can often make or break the success of the mission, and can even be a life-saving factor.

MARKETS/APPLICATIONS

As an external alternative to the popular lithium based BA-5590/U, the BA-8180/U can be used in many applications operated by the BA-5590/U. The BA-8180/U can be used for a variety of military applications, including:

➢	Tactical radios

➢	SIGINT systems

➢	Training systems

➢	SATCOM radios

➢	Nightscope power

➢	Guidance systems

➢	Surveillance systems

➢	Sensors

CUSTOMERS

The principal customers for our Zinc-Air batteries during 2006 were the U.S. Army’s Communications-Electronics Command (CECOM) and the Defense Logistics Agency (DLA). In addition, we continue to further penetrate Special Forces and other specific U.S. military units with direct sales.
COMPETITION

The BA-8180/U is the only Zinc-Air battery to hold a US Army battery designation and an NSN. It does, however, compete with other primary (disposable) batteries, and primarily lithium based batteries. In some cases it will also compete with rechargeable batteries.

Zinc-Air batteries are inherently safer than primary lithium battery packs in storage, transportation, use, and disposal, and are more cost-effective. They are lightweight, with up to twice the energy density of primary lithium battery packs. Zinc-Air batteries for the military are also under development by Rayovac Corporation. Rayovac’s military Zinc-Air batteries utilize cylindrical cells, rather than the prismatic cells that we developed. While cylindrical cells may provide higher specific power than our prismatic cells, we believe they will generally have lower energy densities and be more difficult to manufacture.

The most popular competing primary battery in use by the US Armed Forces is the BA-5590/U, which uses lithium-sulfur dioxide (LiSO2) cells. The largest suppliers of LiSO2 batteries to the US military are believed to be Saft America Inc. and Eagle Picher Technologies LLC. The battery compartment of most military communications equipment, as well as other military equipment, is designed for the XX90 family of batteries, of which the BA-5590/U battery is the most commonly deployed. Another primary battery in this family is the BA-5390/U, which uses lithium-manganese dioxide (LiMnO2) cells. Suppliers of LiMnO2 batteries include Ultralife Batteries Inc., Saft and Eagle Picher.

Rechargeable batteries in the XX90 family include lithium-ion (BB-2590/U) and nickel-metal hydride (BB-390/U) batteries which may be used in training missions in order to save the higher costs associated with primary batteries. These rechargeable batteries are also become more prevalent in combat use as their energy densities improve, their availability expands and their State-of-Charge Indicator (SOCI) technologies become more reliable.

Our BA-8180/U does not fit inside the XX90 battery compartment of any military equipment, and therefore is connected externally using an interface adapter that we also sell to the Army. Our battery offers greatly extended mission time, along with lower total mission cost, and these significant advantages often greatly outweigh the slight inconvenience of fielding an external battery.
MANUFACTURING

EFB maintains a battery and electronics development and manufacturing facility in Auburn, Alabama, housed in a 30,000-square-foot light industrial space leased from the city of Auburn. We also have production capabilities for some battery components at EFL’s facility in Beit Shemesh, Israel. Both of these facilities have received ISO 9001 “Top Quality Standard” certification.

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
COMPETITION

The largest manufacturer of aviation and marine safety products, including TSO and SOLAS-approved lifejacket lights, is ACR Electronics Inc. of Hollywood, Florida. Other significant competitors in the marine market include Daniamant Aps of Denmark and England, and SIC of Italy.

Backlog

We generally sell our products under standard purchase orders. Orders constituting our backlog are subject to changes in delivery schedules and are typically cancelable by our customers until a specified time prior to the scheduled delivery date. Accordingly, our backlog is not necessarily an accurate indication of future sales. As of December 31, 2006, 2005 and 2004, our backlog for the following years was approximately $41.3 million, $18.3 million and $25.0 million, respectively, divided among our divisions as follows:

Division	2006	2005	2004
Simulation and Training Division	$11,518,000	$9,379,000	$12,691,000
Battery and Power Systems Division	9,213,000	4,523,000	8,325,000
Armor Division	20,582,000	4,440,000	4,002,000
TOTAL:	$41,313,000	$18,342,000	$25,018,000

Major Customers

During 2006, 2005 and 2004, including all of our divisions, various branches of the United States military accounted for approximately 49%, 33% and 13% of our revenues. See “Item 1A. Risk Factors - Risks Related to Government Contracts,” below.

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

Research and Development

During the years ended December 31, 2006, 2005 and 2004, our gross research and product development expenditures were approximately $1.6 million, $1.3 million and $1.7 million, respectively.

EFL has certain contingent royalty obligations to the Office of the Chief Scientist of the Israel Ministry of Industry and Trade and the Israel-U.S. Binational Industrial Research and Development Foundation (BIRD, which apply (in respect of continuing operations) only to our inactive Electric Vehicle program. As of December 31, 2006, our total outstanding contingent liability in this connection was approximately $11.0 million.

Employees

As of February 28, 2007, we had 342 full-time employees worldwide. Of these employees, 3 hold doctoral degrees and 36 hold other advanced degrees. Of the total, 59 employees were engaged in product research and development, 202 were engaged in production and operations, 19 were engaged in marketing and sales, and 62 were engaged in general and administrative functions. Our success will depend in large part on our ability to attract and retain skilled and experienced employees.

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

We were incorporated in 1990 and began our operations in 1991. We have funded our operations principally from funds raised in each of the initial public offering of our common stock in February 1994; through subsequent public and private offerings of our common stock and equity and debt securities convertible or exercisable into shares of our common stock; research contracts and supply contracts; funds received under research and development grants from the Government of Israel; and sales of products that we and our subsidiaries manufacture. We have incurred significant net losses since our inception. Additionally, as of December 31, 2006, we had an accumulated deficit of approximately $158.6 million. In an effort to reduce operating expenses and maximize available resources, we have consolidated certain of our subsidiaries, shifted personnel and reassigned responsibilities. We have also substantially reduced certain senior employee salaries during 2005, cut directors’ fees, and taken a variety of other measures to limit spending and will continue to assess our internal processes to seek additional cost-structure improvements. Although we believe that such steps will help to reduce our operating expenses and maximize our available resources, there can be no assurance that we will ever be able to achieve or maintain profitability consistently or that our business will continue to exist.

We need significant amounts of capital to operate and grow our business and to pay our debt.

We require substantial funds to operate our business, including to market our products and develop and market new products and to pay our outstanding debt as it comes due. To the extent that we are unable to fully fund our operations, including repaying our outstanding debt, through profitable sales of our products and services, we will need to seek additional funding, including through the issuance of equity or debt securities. In addition, based on our internal forecasts, the assumptions described under “Liquidity and Capital Resources” below, and subject to the other risk factors described herein, we believe that our present cash position and anticipated cash flows from operations, lines of credit and anticipated additions to paid-in capital should be sufficient to satisfy our current estimated cash requirements through the next twelve months. However, in the event our internal forecasts and other assumptions regarding our liquidity prove to be incorrect, we may need to seek additional funding. There can be no assurance that we will obtain any such additional financing in a timely manner, on acceptable terms, or at all. Moreover, the issuance by us of additional debt or equity is severely restricted by the terms of our existing indebtedness which is payable during 2007. If additional funds are raised by issuing equity securities or convertible debt securities, stockholders may incur further dilution. If we incur additional indebtedness, we may be subject to affirmative and negative covenants that may restrict our ability to operate or finance our business. If additional funding is not secured, we will have to modify, reduce, defer or eliminate parts of our present and anticipated future commitments and/or programs.

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

Our bank and certificated indebtedness (short and long term) aggregated approximately $6.1 million principal amount as of December 31, 2006 (not including trade payables, other account payables and accrued severance pay), of which $2.6 million is in respect of our convertible notes due in 2007 and $3.5 million is bank working capital lines of credit. In addition, we may incur additional indebtedness in the future. Accordingly, we are subject to the risks associated with significant indebtedness, including:

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

The agreements governing the terms of our notes that mature during 2007 contain numerous affirmative and negative covenants that limit the discretion of our management with respect to certain business matters and place restrictions on us, including obligations on our part to preserve and maintain our assets and restrictions on our ability to incur or guarantee debt, to merge with or sell our assets to another company, and to make significant capital expenditures without the consent of the note holders. Our ability to comply with these and other provisions of such agreements may be affected by changes in economic or business conditions or other events beyond our control.

Failure to comply with the terms of our indebtedness could result in a default that could have material adverse consequences for us.

A failure to comply with the obligations contained in the agreements governing our indebtedness could result in an event of default under such agreements which could result in an acceleration of the notes and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. If the indebtedness under the notes or other indebtedness were to be accelerated, there can be no assurance that our future cash flow or assets would be sufficient to repay in full such indebtedness.

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

In September 2005, we issued $17.5 million in secured convertible notes due March 31, 2008. The Notes are convertible at the option of the holders at a fixed conversion price of $14.00. We must repay the remaining $2.6 million in principal amount of the notes over a period of two and one-half years, with the principal amount being amortized in twelve payments payable at our option in cash and/or stock, by requiring the holders to convert a portion of their Notes into shares of our common stock, provided certain conditions are met. The failure to meet such conditions could make us unable to pay our notes, causing us to default. If the price of our common stock is above $14.00, the holders of our notes will presumably convert their notes to stock when payments are due, or before, resulting in the issuance of additional shares of our common stock.

One-twelfth of the principal amount of the Notes is payable on each of January 31, 2006, March 31, 2006, May 31, 2006, July 31, 2006, September 30, 2006, November 30, 2006, May 31, 2007, July 31, 2007, September 30, 2007, November 30, 2007, January 31, 2008, and March 31, 2008. We paid all of the January 31, 2006, March 31, 2006, May 31, 2006, July 31, 2006 and September 30, 2006, and most of the November 30, 2006 and January 31, 2007, payments in stock by requiring the holders to convert a portion of their Notes. Additionally, with the agreement of the holders of our Notes, we prepaid the payments of September 30, 2007, November 30, 2007, January 31, 2008, and March 31, 2008, as well as a small portion of the payment due July 31, 2007, in stock by requiring the holders to convert a portion of their Notes, leaving only the payments of May 31, 2007 and most of the payment of July 31, 2007 remaining. In the event we continue to elect to make payments of principal on our convertible notes in stock by requiring the holders to convert a portion of their Notes, either because our cash position at the time makes it necessary or we otherwise deem it advisable, the price used to determine the number of shares to be issued on conversion will be calculated using an 8% discount to the average trading price of our common stock during 17 of the 20 consecutive trading days ending two days before the payment date. Accordingly, the lower the market price of our common stock at the time at which we make payments of principal in stock, the greater the number of shares we will be obliged to issue and the greater the dilution to our existing stockholders.

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

Our notes are secured by a substantial portion of our assets. If we default under the indebtedness secured by our assets, those assets would be available to the secured creditors to satisfy our obligations to the secured creditors, which could materially adversely affect our results of operations and financial condition and adversely affect our stock price.

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

We may not be successful in operating our acquired businesses.

Prior to the acquisitions of IES and MDT in 2002 and the acquisitions of FAAC and Epsilor in January 2004 and AoA in August 2004, our primary business was the marketing and sale of products based on primary and refuelable Zinc-Air battery technology and advancements in battery technology for defense and security products and other military applications, electric vehicles and consumer electronics. As a result of our acquisitions, a substantial component of our business is the marketing and sale of high-tech multimedia and interactive training solutions and sophisticated lightweight materials and advanced engineering processes used to armor vehicles. These are relatively new businesses for us and our management group has limited experience operating these types of businesses. Although we have retained our acquired companies’ management personnel, we cannot assure that such personnel will continue to work for us or that we will be successful in managing these new businesses. If we are unable to successfully operate these new businesses, our business, financial condition and results of operations could be materially impaired.

Our earnings will decline if we write off additional goodwill and other intangible assets.

As of December 31, 2004, we had recorded goodwill of $39.7 million. On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill to be tested for impairment on adoption of the Statement, at least annually thereafter, and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value of our reportable units with their carrying value. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units. We performed the required annual impairment test of goodwill, based on our projections and using expected future discounted operating cash flows. As of December 31, 2005, we identified in AoA an impairment of goodwill in the amount of $11.8 million. As of December 31, 2006, we identified in AoA an additional impairment of goodwill in the amount of $316,000.

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

As a result of our acquisitions, we have experienced a period of significant growth and development activity which has placed a significant strain on our personnel and resources. Our activity has resulted in increased levels of responsibility for both existing and new management personnel. Many of our management personnel have had limited or no experience in managing growing companies. We have sought to manage our current and anticipated growth through the recruitment of additional management and technical personnel and the implementation of internal systems and controls. However, our failure to manage growth effectively could adversely affect our results of operations.

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

The competition to develop defense and security products and to obtain funding for the development of these products, is, and is expected to remain, intense.

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

Various battery technologies are being considered for use in defense and safety products by other manufacturers and developers, including the following: lead-acid, nickel-cadmium, nickel-iron, nickel-zinc, nickel-metal hydride, sodium-sulfur, sodium-nickel chloride, zinc-bromine, lithium-ion, lithium-polymer, lithium-iron sulfide, primary lithium, rechargeable alkaline and Zinc-Air.

Many of our competitors have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. If we are unable to compete successfully in each of our operating areas, our business and results of operations could be materially adversely affected.

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

We are highly dependent on the president of our FAAC subsidiary and the general managers of our MDT and Epsilor subsidiaries, and the loss of the services of one or more of these persons could adversely affect us. We are especially dependent on the services of our Chairman and Chief Executive Officer, Robert S. Ehrlich, and our President and Chief Operating Officer, Steven Esses. The loss of either Mr. Ehrlich or Mr. Esses could have a material adverse effect on us. We are party to an employment agreement with Mr. Ehrlich, which agreement expires at the end of 2009, and an employment agreement with Mr. Esses, which agreement expires at the end of 2008. We do not have key-man life insurance on either Mr. Ehrlich or Mr. Esses.

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

A significant portion of our sales are made to customers located outside the U.S., primarily in Europe and Asia. In 2006, 2005 and 2004, without taking account of revenues derived from discontinued operations, 25%, 21% and 19%, respectively, of our revenues, were derived from sales to customers located outside the U.S. We expect that our international customers will continue to account for a substantial portion of our revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, foreign taxes, longer payment cycles and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect our sales to international customers. See also “Israel-Related Risks,” below.

Investors should not purchase our common stock with the expectation of receiving cash dividends.

We currently intend to retain any future earnings for funding growth and, as a result, do not expect to pay any cash dividends in the foreseeable future.

Risks Related to Government Contracts

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

Although we would have the opportunity to appeal any potential delisting, there can be no assurances that this appeal would be resolved favorably. As a result, there can be no assurance that our common stock will remain listed on the Nasdaq Global Market. If our common stock were to be delisted from the Nasdaq Global Market, we might apply to be listed on the Nasdaq Capital Market if we then met the initial listing standards of the Nasdaq Capital Market (other than the $1.00 minimum bid standard). If we were to move to the Nasdaq Capital Market, current Nasdaq regulations would give us the opportunity to obtain an additional 180-day grace period if we meet certain net income, stockholders’ equity or market capitalization criteria; if at the end of that period we had not yet achieved compliance with the minimum bid price rule, we would be subject to delisting from the Nasdaq Capital Market. Although we would have the opportunity to appeal any potential delisting, there can be no assurances that this appeal would be resolved favorably. As a result, there can be no assurance that our common stock will remain listed on the Nasdaq Stock Market.

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

Sales of a substantial number of shares of common stock into the public market, or the perception that those sales could occur, could adversely affect our stock price or could impair our ability to obtain capital through an offering of equity securities. As of February 28, 2007, we had 11,983,576 shares of common stock issued and outstanding. Of these shares, most are freely transferable without restriction under the Securities Act of 1933 or pursuant to effective resale registration statements, and a substantial portion of the remaining shares may be sold subject to the volume restrictions, manner-of-sale provisions and other conditions of Rule 144 under the Securities Act of 1933.

Exercise of our warrants, options and convertible debt could adversely affect our stock price and will be dilutive.

As of December 31, 2006, there were outstanding warrants to purchase a total of 1,049,709 shares of our common stock at a weighted average exercise price of $14.03 per share, options to purchase a total of 1,535,829 shares of our common stock at a weighted average exercise price of $8.33 per share, of which 535,097 were vested, at a weighted average exercise price of $8.38 per share, and outstanding notes convertible into a total of 185,793 shares of our common stock at a weighted average conversion price of $14.00 per share. Holders of our options, warrants and convertible debt will probably exercise or convert them only at a time when the price of our common stock is higher than their respective exercise or conversion prices. Accordingly, we may be required to issue shares of our common stock at a price substantially lower than the market price of our stock. This could adversely affect our stock price. In addition, if and when these shares are issued, the percentage of our common stock that existing stockholders own will be diluted.

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

We are organized under the laws of the State of Delaware and will be subject to service of process in the United States. However, approximately 13% of our assets are located outside the United States. In addition, two of our directors and most of our executive officers are residents of Israel and a portion of the assets of such directors and executive officers are located outside the United States.

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

Although a substantial majority of our revenues and a substantial portion of our expenses are denominated in U.S. dollars, a portion of our costs, including personnel and facilities-related expenses, is incurred in New Israeli Shekels (NIS). Inflation in Israel will have the effect of increasing the dollar cost of our operations in Israel, unless it is offset on a timely basis by a devaluation of the NIS relative to the dollar. In 2006, the inflation adjusted NIS appreciated against the dollar.

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

EFB, MDT Armor and AoA all operate out of our Auburn, Alabama facilities, constituting approximately 30,000 square feet, which is leased from the City of Auburn through December 2008. Additionally, we have purchased 16,700 square feet of space in Auburn for approximately $1.1 million pursuant to a seller-financed secured purchase money mortgage. Half the mortgage is payable over ten years in equal monthly installments based on a 20-year amortization of the full principal amount, and the remaining half is payable at the end of ten years in a balloon payment.

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

NAVAIR Litigation

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

Class Action Litigation

We have learned that on March 23, 2007, a purported class action complaint (the “Complaint”) was apparently filed in the United States District Court for the Eastern District of Michigan against us and certain of our officers and directors. Although we have yet to be served with a copy of the Complaint, the Complaint apparently seeks class status on behalf of all persons who purchased our securities between March 31, 2005 and November 14, 2005 (the “Period”) and alleges violations by us and certain of our officers and directors of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, primarily related to our acquisition of Armour of America in 2005 and certain public statements made by us with respect to our business and prospects during the Period. The Complaint also alleges that we did not have adequate systems of internal operational or financial controls, and that our financial statements and reports were not prepared in accordance with GAAP and SEC rules. The Complaint seeks an unspecified amount of damages.

Although the ultimate outcome of this matter cannot be determined with certainty, we believe that the allegations stated in the Complaint are without merit and we and our officers and directors named in the Complaint intend to defend ourselves vigorously against such allegations

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market (formerly known as the Nasdaq National Market). Our Nasdaq ticker symbol is “ARTX.” The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock on the Nasdaq Global/National Market System; such prices have been adjusted to reflect the one-for-fourteen reverse stock split effected on June 21, 2006:

Year Ended December 31, 2006	High	Low
Fourth Quarter	$3.69	$1.43
Third Quarter	$3.92	$1.88
Second Quarter	$8.12	$2.25
First Quarter	$8.96	$5.18

Year Ended December 31, 2005	High	Low
Fourth Quarter	$10.64	$5.04
Third Quarter	$16.66	$9.80
Second Quarter	$20.44	$14.00
First Quarter	$24.92	$17.64

As of February 28, 2007 we had approximately 318 holders of record of our common stock.

Dividends

We have never paid any cash dividends on our common stock. The Board of Directors presently intends to retain all earnings for use in our business. Any future determination as to payment of dividends will depend upon our financial condition and results of operations and such other factors as the Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial information set forth below with respect to the consolidated statement of operations for the fiscal year ended December 31, 2006, and with respect to the balance sheet at the end of such fiscal year has been derived from our consolidated financial statements (and schedules) audited by BDO Seidman, LLP, independent registered public accounting firm.

The selected financial information set forth below with respect to the consolidated statement of operations for each of the four fiscal years in the period ended December 31, 2005, and with respect to the balance sheets at the end of each such fiscal year has been derived from our consolidated financial statements (and schedules) audited by Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global, independent registered public accounting firm.

The results of operations, including revenue, operating expenses, and financial income, of the consumer battery segment for the years ended December 31, 2003 and 2002 have been reclassified in the accompanying statements of operations as discontinued operations. Our accompanying consolidated balance sheets at December 31, 2003 and 2002 give effect to the assets of the consumer battery business as discontinued operations within current assets and liabilities. Thus, the financial information presented herein includes only continuing operations.

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

	Year Ended December 31,
	2002	2003**	2004	2005	2006
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues	$6,407	$17,326	$49,954	$49,045	$43,120
Research and development expenses and costs of revenues, exclusive of amortization of intangibles	5,108	12,141	35,742	35,684	34,095
Selling, general and administrative expenses and their impairment and amortization of intangible assets	5,982	10,255	18,394	34,662	17,577
Operating loss	(4,683)	(5,070)	(4,182)	(21,301)	(8,551)
Other income	-	-	-	339	361
Financial income (expenses), net	100	4,039	4,229	(2,706)	(7,520)
Loss before minority interest in (loss) earnings of subsidiary and tax expenses	(4,583)	(9,109)	(8,411)	(23,668)	(15,709)
Taxes on income	-	(396)	(586)	(237)	(232)
Gain (loss) from affiliated company	-	-	-	(75)	355
Minority interest in (loss) earnings of subsidiary	(355)	157	(45)	57	17
Loss from continuing operations	(4,938)	(9,348)	(9,042)	(23,923)	(15,569)
Income (loss) from discontinued operations	(13,566)	110	-	(120)	-
Net loss for the period	(18,504)	(9,238)	(9,042)	(24,043)	(15,569)
Deemed dividend to certain stockholders of common stock	-	(350)	(3,329)	-	(434)
Net loss attributable to stockholders of common stock	$(18,504)	$(9,588)	$(12,371)	$(24,043)	$(16,003)
Basic and diluted net loss per share from continuing operations	$(2.13)	$(3.41)	$(2.48)	$(4.07)	$(1.87)
Loss per share for combined operations	$(8.00)	$(3.45)	$(2.48)	$(4.09)	$(1.87)
Weighted average number of common shares used in computing basic and diluted net loss per share (in thousands)	2,313	2,778	4,995	5,872	8,569

	As At December 31,
	2002	2003**	2004	2005	2006
	(dollars in thousands)
Balance Sheet Data:
Cash, cash equivalents, investments in marketable debt securities and restricted collateral deposits	$2,091	$14,391	$13,832	$10,864	$3,059
Receivables and other assets*	7,895	8,898	25,746	29,166	28,051
Property and equipment, net of depreciation	2,555	2,293	4,601	4,253	3,741
Goodwill and other intangible assets, net	7,522	7,440	54,113	40,586	40,217
Total assets	$20,063	$33,022	$98,292	$84,869	$75,068
Current liabilities*	$7,272	$6,710	$26,381	$26,317	$15,738
Long-term liabilities***	3,753	4,686	6,438	12,287	4,370
Stockholders’ equity	9,038	21,626	65,473	46,265	54,960
Total liabilities and stockholders equity*	$20,063	$33,022	$98,292	$84,869	$75,068

*	Includes assets and liabilities, as applicable, from discontinued operations.

**	Restated.

***	Includes minority interest.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve inherent risks and uncertainties. When used in this discussion, the words “believes,” “anticipated,” “expects,” “estimates” and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those set forth elsewhere in this report. Please see “Risk Factors,” above, and in our other filings with the Securities and Exchange Commission.

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

➢	we provide aviation armor kits and we utilize sophisticated lightweight materials and advanced engineering processes to armor vehicles (our Armoring Division); and

➢
we develop, manufacture and market primary Zinc-Air batteries, rechargeable batteries and battery chargers for defense and security products and other military applications (our Battery and Power Systems Division).

During 2004, we acquired three new businesses: FAAC Corporation, located in Ann Arbor, Michigan, which provides simulators, systems engineering and software products to the United States military, government and private industry (which we have placed in our Simulation and Training Division); Epsilor Electronic Industries, Ltd., located in Dimona, Israel, which develops and sells rechargeable and primary lithium batteries and smart chargers to the military and to private industry in the Middle East, Europe and Asia (which we have placed in our Battery and Power Systems Division); and Armour of America, Incorporated, located in Auburn, Alabama, which manufacturers aviation armor both for helicopters and for fixed wing aircraft, marine armor, personnel armor, armoring kits for military vehicles, fragmentation blankets and a unique ballistic/flotation vest (ArmourFloat) that is U.S. Coast Guard-certified, which we have placed in our Armor Division. Our financial results for 2004 do not include the activities of FAAC, Epsilor or AoA for the full year and therefore are not directly comparable to our financial results for 2005.

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

Stock Based Compensation

We account for stock options and awards issued to employees in accordance with the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” using the modified prospective transition method. Under SFAS No. 123(R), stock-based awards to employees are required to be recognized as compensation expense, based on the calculated fair value on the date of grant. We determine the fair value using the Black Scholes option pricing model. This model requires subjective assumptions, including future stock price volatility and expected term, which affect the calculated values.

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

We have provided a valuation allowance on the majority of our net deferred tax assets, which includes federal and foreign net operating loss carryforwards, because of the uncertainty regarding their realization. Our accounting for deferred taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”), involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance was required, we primarily considered such factors as our history of operating losses and expected future losses in certain jurisdictions and the nature of our deferred tax assets. We provide valuation allowances in respect of deferred tax assets resulting principally from the carryforward of tax losses. Management currently believes that it is more likely than not that the deferred tax regarding the carryforward of losses and certain accrued expenses will not be realized in the foreseeable future. We do not provide for U.S. federal income taxes on the undistributed earnings of our foreign subsidiaries because such earnings are re-invested and, in the opinion of management, will continue to be re-invested indefinitely.

In addition, we operate within multiple taxing jurisdictions and may be subject to audits in these jurisdictions. These audits can involve complex issues that may require an extended period of time for resolution. In management’s opinion, adequate provisions for income taxes have been made.

Inventories

Our policy for valuation of inventory and commitments to purchase inventory, including the determination of obsolete or excess inventory, requires us to perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, valuation of existing inventory, as well as product lifecycle and product development plans. The estimates of future demand that we use in the valuation of inventory are the basis for our revenue forecast, which is also used for our short-term manufacturing plans. Inventory reserves are also provided to cover risks arising from slow-moving items. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. We may be required to record additional inventory write-down if actual market conditions are less favorable than those projected by our management. For fiscal 2006, no significant changes were made to the underlying assumptions related to estimates of inventory valuation or the methodology applied.

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

In connection with our acquisition of AoA, we have a contingent earnout obligation in an amount equal to the revenues realized by us from certain specific programs that were identified by us and the former stockholder of AoA as appropriate targets for revenue increases. The earnout provides that if AoA receives certain types of orders from certain specific customers prior to December 31, 2006 (“Additional Orders”), then upon shipment of goods in connection with such Additional Orders, the former stockholder of AoA will be paid an earnout based on revenues, up to a maximum of an additional $6.0 million. As of December 31, 2006, we had reduced the $3.0 million escrow held by the seller of AoA by $1.5 million for a putative claim against such escrow in respect of such earnout obligation.

We determine fair value using a discounted cash flow analysis. This type of analysis requires us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. In assessing the recoverability of our goodwill, we may be required to make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This process is subjective and requires judgment at many points throughout the analysis. If our estimates or their related assumptions change in subsequent periods or if actual cash flows are below our estimates, we may be required to record impairment charges for these assets not previously recorded.

Other Intangible Assets

Other intangible assets are amortized to the Statement of Operations over the period during which benefits are expected to accrue, currently estimated at two to ten years.

The determination of the value of such intangible assets requires us to make assumptions regarding future business conditions and operating results in order to estimate future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we could be required to record additional impairment charges. As of December 31, 2004, we identified an impairment of the technology previously purchased from Bristlecone and, as a result, we recorded an impairment loss in the amount of $320,279. As of December 31, 2005, we identified an impairment of backlog, trademarks and a covenant not to compete previously identified with respect to the AoA acquisition and, as a result, we recorded an impairment loss in the amount of $498,944. We reduced the $3.0 million escrow held by the seller of AoA by an additional $316,000 in 2006 for a putative claim in respect of an earnout obligation, which was charged as an impairment of goodwill.

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

The majority of financial transactions of our Israeli subsidiaries MDT and Epsilor is in New Israel Shekels (“NIS”) and a substantial portion of MDT’s and Epsilor’s costs is incurred in NIS. Management believes that the NIS is the functional currency of MDT and Epsilor. Accordingly, the financial statements of MDT and Epsilor have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive loss in stockholders’ equity.

Executive Summary

Divisions and Subsidiaries

We operate primarily as a holding company, through our various subsidiaries, which we have organized into three divisions. Our divisions and subsidiaries (all 100% owned, unless otherwise noted) are as follows:

➢	Our Simulation and Training Division, located in Ann Arbor, Michigan, consisting of:

•	FAAC Incorporated, which provides simulators, systems engineering and software products to the United States military, government and private industry (“FAAC”); and

•	IES Interactive Training, Inc., which provides specialized “use of force” training for police, security personnel and the military (“IES”).

➢	Our Armor Division, consisting of:

•
MDT Protective Industries, Ltd., located in Lod, Israel, which specializes in using state-of-the-art lightweight ceramic materials, special ballistic glass and advanced engineering processes to fully armor vans and SUVs, and is a leading supplier to the Israeli military, Israeli special forces and special services (“MDT”) (75.5% owned);

•	MDT Armor Corporation, located in Auburn, Alabama, which conducts MDT’s United States activities (“MDT Armor”) (88% owned); and

•
Armour of America, located in Auburn, Alabama, which provides ballistic armor kits for rotary and fixed wing aircraft, marine armor, personnel armor, military vehicles and architectural applications, including both the LEGUARD Tactical Leg Armor and the Armourfloat Ballistic Floatation Device, which is a unique vest that is certified by the U.S. Coast Guard (“AoA”).

➢	Our Battery and Power Systems Division, consisting of:

•
Epsilor Electronic Industries, Ltd., located in Dimona, Israel (in Israel’s Negev desert area), which develops and sells rechargeable and primary lithium batteries and smart chargers to the military and to private industry in the Middle East, Europe and Asia (“Epsilor”);

•
Electric Fuel Battery Corporation, located in Auburn, Alabama, which manufactures and sells Zinc-Air batteries and battery chargers for the military, focusing on applications that demand high energy and light weight (“EFB”); and

•
Electric Fuel (E.F.L.) Ltd., located in Beit Shemesh, Israel, which produces water-activated lifejacket lights for commercial aviation and marine applications, focusing on obtaining and implementing demonstration projects in the U.S. and Europe (“EFL”).

Overview of Results of Operations

We incurred significant operating losses for the years ended December 31, 2006, 2005 and 2004. While we expect to continue to derive revenues from the sale of products that we manufacture and the services that we provide, there can be no assurance that we will be able to achieve or maintain profitability on a consistent basis.

In 2005 our net loss increased to $23.9 million on revenues of $49.0 million from $9.0 million on revenues of $50.0 million in 2004. About half of the 2005 loss was the result of impairments during 2005 of goodwill and other intangible assets in connection with our AoA subsidiary; the remainder of the increase in net loss was attributable to the factors cited below. In 2006, our net loss decreased to $15.6 million on revenues of $43.1 million.

A portion of our operating loss during 2006, 2005 and 2004 arose as a result of non-cash charges. In addition to the charges in respect of write-offs of goodwill and other intangible assets described under “Critical Accounting Policies - Goodwill,” above, these charges were primarily related to our acquisitions, financings and issuances of restricted shares and options to employees. Because we anticipate continuing certain of these activities during 2007, we expect to continue to incur such non-cash charges in the future.

ACQUISITIONS

In acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill, Amortization of intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of intangible assets in the amount of a fraction (based on the useful life of the intangible assets) of the amount recorded as intangible assets. Such amortization charges will continue during 2007. We are required to review intangible assets for impairment whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that intangible asset has been impaired, we must record the impairment charge in our statement of operations.

In the case of goodwill, the assets recorded as goodwill are not amortized; instead, we are required to perform an annual impairment review. If we determine, through the impairment review process, that goodwill has been impaired, we must record the impairment charge in our statement of operations.

As a result of the application of the above accounting rule, we incurred non-cash charges for amortization of intangible assets in 2006, 2005 and 2004 in the amount of $1.9 million, $3.1 million and $2.8 million, respectively. In addition, we incurred non-cash charges for impairment of goodwill and other intangible assets in the amount of $12.3 million during 2005 and $316,000 during 2006, primarily in respect of AoA. See “Critical Accounting Policies - Other Intangible Assets,” above.
FINANCINGS

The non-cash charges that relate to our financings occurred in connection with our issuance of convertible securities with warrants, and in connection with our repricing of certain warrants and grants of new warrants. When we issue convertible securities, we record a discount for a beneficial conversion feature that is amortized ratably over the life of the debenture. When a debenture is converted, however, the entire remaining unamortized beneficial conversion feature expense is immediately recognized in the quarter in which the debenture is converted. Similarly, when we issue warrants in connection with convertible securities, we record debt discount for financial expenses that is amortized ratably over the term of the convertible securities; when the convertible securities are converted, the entire remaining unamortized debt discount is immediately recognized in the quarter in which the convertible securities are converted. As and to the extent that our remaining convertible securities are converted, we would incur similar non-cash charges going forward.

As a result of the application of the above accounting rule, we incurred non-cash charges related to amortization of debt discount attributable to beneficial conversion feature in 2006, 2005 and 2004 in the amount of $1.5 million, $1.7 million $4.1 million, respectively.
ISSUANCES OF RESTRICTED SHARES, OPTIONS AND WARRANTS

During 2004, 2005 and 2006, we issued restricted shares to certain of our employees. These shares were issued as stock bonuses, and are restricted for a period of up to three years from the date of issuance. Relevant accounting rules provide that the aggregate amount of the difference between the purchase price of the restricted shares (in this case, generally zero) and the market price of the shares on the date of grant is taken as a general and administrative expense, amortized over the life of the period of the restriction.

As a result of the application of the above accounting rules, we incurred non-cash charges related to stock-based compensation in 2006, 2005 and 2004 in the amount of $353,000, $521,000 and $884,000, respectively.

As a result of options granted to employees and the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” we incurred non-cash charges related to stock-based compensation in the amount of $154,000 during 2005 and $141,000 during 2006.

As a result of shares granted to consultants and shares granted as a donation, we incurred non-cash charges related to stock-based compensation in the amount of $538,000 during 2005 and 7,000 during 2006.

As part of our Securities Purchase Agreement dated September 29, 2005 (see Note 12.d. of the Notes to Consolidated Financial Statements), we issued warrants to purchase up to 375,000 shares of common stock. Because the terms of the warrants referred to above provided that upon exercise of a warrant we could issue only stock that had been registered with the SEC (which occurred in December 2005) and was therefore freely tradable, in accordance with Emerging Issues Task Force No 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the fair value of the warrants was recorded as a liability at the closing date. Such fair value was remeasured at each subsequent cut-off date. The fair value of these warrants was remeasured as at December 31, 2006 using the Black-Scholes pricing model assuming a risk free interest rate of 4.79%, a volatility factor of 81%, dividend yields of 0% and a contractual life of approximately six months. The change in the fair value of the warrants between the date of the grant and December 31, 2006 in the amount of $39,000 has been recorded as finance expenses

As part of the repricings and exercises of warrants described in Note 12.d. of the Notes to Consolidated Financial Statements, we issued warrants to purchase up to 298,221 shares of common stock. Since the terms of these warrants provided that the warrants were exercisable subject to our obtaining stockholder approval, in accordance with Emerging Issues Task Force No 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the fair value of the warrants was recorded as a liability at the closing date. Such fair value was remeasured at each subsequent cut-off date until we obtained stockholder approval. The fair value of these warrants was remeasured as at June 19, 2006 (the date of the stockholder approval) using the Black-Scholes pricing model assuming a risk free interest rate of 5.00%, a volatility factor of 72%, dividend yields of 0% and a contractual life of approximately 1.78 years. The change in the fair value of the warrants between the date of the grant and June 19, 2006 in the amount of $739,000 has been recorded as finance income.

Under the terms of our convertible notes, we have the option in respect of scheduled principal repayments to force conversion of the payment amount at a conversion price based upon the weighted average trading price of our common stock during the 20 trading days prior to the conversion, less a discount of 8%. Because of this discount and the use in a conversion price that is based on the weighted average trading price of our common stock during the 20 trading days prior to the conversion, we incurred a financial expense during 2006 of $507,000, which represents the shares issued multiplied by the difference between the share price that was used for the conversion and the share price at the day of the conversion.

On April 7, 2006, we and each holder of our convertible notes agreed that we would force immediate conversion of an aggregate of $6,148,904 principal amount of the convertible notes into 1,098,019 shares of our common stock. The amount converted eliminated our obligation to make the installment payments under the convertible notes on each of March 31, 2008, January 31, 2008, November 30, 2007 and September 30, 2007 (aggregating a total of $5,833,333). In addition, as a result of the conversion an additional $315,570 was applied against part of the installment payment due July 31, 2007. After giving effect to the conversion, $8,434,430 of principal remained outstanding under the convertible notes. As a result of this transaction, we incurred and recorded a financial expense during 2006 of $4.9 million.

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

Overview of Operating Performance and Backlog

Overall, our net loss before minority interest earnings, earnings from an affiliated company and tax expenses for 2006 was $15.7 million on revenues of $43.1 million, compared to a net loss of $23.7 million on revenues of $49.0 million during 2005. As of December 31, 2006, our overall backlog totaled $41.3 million.

In our Simulation and Training Division, revenues decreased from approximately $26.8 million in 2005 to $22.0 million in 2006. As of December 31, 2006, our backlog for our Simulation and Training Division totaled $11.5 million.

In our Battery and Power Systems Division, revenues decreased from approximately $9.9 million in 2005 to approximately $8.6 million in 2006. As of December 31, 2006, our backlog for our Battery and Power Systems Division totaled $9.2 million.

 In our Armor Division, revenues decreased from $12.3 million during 2005 to $12.6 million during 2006. As of December 31, 2006, our backlog for our Armor Division totaled $20.6 million.

Results of Operations

Preliminary Note
SUMMARY

Following is a table summarizing our results of operations for the years ended December 31, 2006, 2005 and 2004, after which we present a narrative discussion and analysis:

	Year Ended December 31,
	2006	2005	2004
Revenues:
Simulation and Training Division	$21,951,337	$26,805,772	$21,464,406
Armor Division	12,571,779	12,322,678	17,988,687
Battery and Power Systems Division	8,597,623	9,916,145	10,500,753
	$43,120,739	$49,044,595	$49,953,846
Cost of revenues:
Simulation and Training Division	$14,196,298	$15,835,735	$11,739,690
Armor Division	12,299,756	11,206,442	15,449,084
Battery and Power Systems Division	5,997,592	7,341,559	6,822,320
	$32,493,646	$34,383,736	$34,011,094
Research and development expenses:
Simulation and Training Division	$308,738	$209,554	$395,636
Armor Division	20,546	139,514	17,065
Battery and Power Systems Division	1,272,170	951,361	1,318,678
	$1,601,454	$1,300,429	$1,731,379
Sales and marketing expenses:
Simulation and Training Division	$2,514,981	$2,704,880	$3,185,001
Armor Division	366,923	834,090	565,981
Battery and Power Systems Division	656,604	853,378	1,171,235
All Other	175,814	79,242	-
	$3,714,322	$4,471,590	$4,922,217
General and administrative expenses:
Simulation and Training Division	$2,562,868	$3,849,881	$2,852,969
Armor Division	1,031,333	2,181,355	1,323,982
Battery and Power Systems Division	994,136	974,704	965,058
All Other	7,104,479	7,856,495	5,514,857
	$11,692,816	$14,862,435	$10,656,866
Other income:
Simulation and Training Division	$361,560	$338,900	$-
Armor Division	-	-	-
Battery and Power Systems Division	-	-	-
All Other	-	-	-
	$361,560	$338,900	$-
Financial expense (income):
Simulation and Training Division	$(129,908)	$22,294	$27,842
Armor Division	54,476	(2,463)	13,503
Battery and Power Systems Division	(50,590)	122,236	54,511
All Other	7,645,922	2,563,622	4,133,109
	$7,519,900	$2,705,689	$4,228,965
Tax expenses:
Simulation and Training Division	$49,383	$63,976	$77,811
Armor Division	-	94,671	134,949
Battery and Power Systems Division	182,776	32,846	320,878
All Other	-	46,179	52,471
	$232,159	$237,672	$586,109
Amortization of intangible assets:
Simulation and Training Division	$1,049,136	$1,213,261	$1,323,403
Armor Division	295,067	1,348,248	661,914
Battery and Power Systems Division	509,239	509,239	509,239
	$1,853,442	$3,070,748	$2,494,556
Impairment of goodwill and other intangible assets:
Simulation and Training Division	$-	$-	$320,279
Armor Division	316,024	12,256,756	-
Battery and Power Systems Division	-	-	-
	$316,024	$12,256,756	$320,279
Gain (loss) from affiliated company:
Simulation and Training Division	$354,898	$(75,000)	$-
Armor Division	-	-	-
Battery and Power Systems Division	-	-	-
	$354,898	$(75,000)	$-
Minority interest in loss (profit) of subsidiaries:
Simulation and Training Division	$-	$-	$-
Armor Division	17,407	57,149	(44,694)
Battery and Power Systems Division	-	-	-
	$17,407	$57,149	$(44,694)
Income (loss) from continuing operations:
Simulation and Training Division	$2,116,299	$3,170,091	$1,541,775
Armor Division	(1,812,346)	(15,678,786)	(222,485)
Battery and Power Systems Division	(964,304)	(869,178)	(661,166)
All Other	(14,908,808)	(10,545,538)	(9,700,437)
	$(15,569,159)	$(23,923,411)	$(9,042,313)
Loss from discontinued operations:
Simulation and Training Division	$-	$-	$-
Armor Division	-	-	-
Battery and Power Systems Division	$-	(120,000)	-
	-	$(120,000)	$-
Net income (loss):
Simulation and Training Division	$2,116,299	$3,170,091	$1,541,775
Armor Division	(1,812,346)	(15,678,786)	(222,485)
Battery and Power Systems Division	(964,304)	(989,178)	(661,166)
All Other	(14,908,808)	(10,545,538)	(9,700,437)
	$(15,569,159)	$(24,043,411)	$(9,042,313)

Fiscal Year 2006 compared to Fiscal Year 2005

Revenues. During 2006, we (through our subsidiaries) recognized revenues as follows:

➢	IES and FAAC recognized revenues from the sale of interactive use-of-force training systems and from the provision of maintenance services in connection with such systems.

➢	MDT, MDT Armor and AoA recognized revenues from payments under vehicle armoring contracts, for service and repair of armored vehicles, and on sale of armoring products.

➢	EFB and Epsilor recognized revenues from the sale of batteries, chargers and adapters to the military, and under certain development contracts with the U.S. Army.

➢	EFL recognized revenues from the sale of water-activated battery (WAB) lifejacket lights.

Revenues for 2006 totaled $43.1 million, compared to $49.0 million in 2005, a decrease of $5.9 million, or 12.1%. This decrease was primarily attributable to the following factors:

➢	Decreased revenues from our Simulation and Training Division ($4.9 million less in 2006 versus 2005).

➢	Decreased revenues from our Battery and Power Systems Division, particularly Epsilor ($1.3 million less in 2006 versus 2005).

In 2006, revenues were $22.0 million for the Simulation and Training Division (compared to $26.8 million in 2005, a decrease of $4.9 million, or 18.1%, due primarily to the completion of the common driver training program in 2005, a significant source of revenue in that year.); $8.6 million for the Battery and Power Systems Division (compared to $9.9 million in 2005, a decrease of $1.3 million, or 13.3%, due primarily to decreased sales of Epsilor and CECOM from our EFB subsidiary, offset to some extent by increased WAB revenues from our EFL subsidiary); and $12.6 million for the Armor Division (compared to $12.3 million in 2005, an increase of $249,000, or 2.0%, due primarily to increased revenues from MDT as a result of David orders shipped in the fourth quarter).

Cost of revenues. Cost of revenues totaled $32.5 million during 2006, compared to $34.4 million in 2005, a decrease of $1.9 million, or 5.4%, due primarily to decreased sales in our Battery and Power Systems division and Armor Division and the decrease in margins due to change in the mix of products and customers in 2006 in comparison to 2005. In addition, we incurred substantial expenses in respect of production of a new product in our Armor Division, and we updated our accrual for loss from one of our simulation projects.

Cost of revenues for our three divisions during 2006 were $14.2 million for the Simulation and Training Division (compared to $15.8 million in 2005, a decrease of $1.6 million, or 10.4%; $6.0 million for the Battery and Power Systems Division (compared to $7.3 million in 2005, a decrease of $1.3 million, or 18.3%, due primarily to decreased sales of Epsilor, offset to some extent by increased WAB revenues from our EFL subsidiary); and $12.3 million for the Armor Division (compared to $11.2 million in 2005, an increase of $1.1 million, or 9.8%, due primarily to decreased revenues from MDT and AoA).

Research and development expenses. Research and development expenses for 2006 were $1.6 million, compared to $1.3 million during 2005. The small increase in 2006 research and development expenses is due to additional costs in the Battery and Power Systems Division and Simulation and Training Division, slightly offset by a reduction in costs in the Armor Division.

Selling and marketing expenses. Selling and marketing expenses for 2006 were $3.7 million, compared to $4.5 million 2005, a decrease of $757,000, or 16.9%. This decrease was primarily attributable to the overall decrease in revenues and their associated sales and marketing expenses.

General and administrative expenses. General and administrative expenses for 2006 were $11.7 million, compared to $14.9 million in 2005, a decrease of $3.2 million, or 21.3%. This decrease was primarily attributable to the following factors:

➢
Decreases in certain general and administrative expenses in comparison to 2005, such as auditing, legal expenses and travel expenses, as a result of cost-cutting programs implemented by management, which resulted in a decrease of $1.3 million over general and administrative expenses in 2005.

➢	Decrease in general and administrative expenses related to FAAC, primarily payroll, legal and other expenses, which resulted in a decrease of $493,000 over general and administrative expenses in 2005.

➢
Decrease in general and administrative expenses related to IES as a result of the consolidation of IES and FAAC operations, which resulted in a decrease of $398,000 over general and administrative expenses in 2005.

➢
Decrease in general and administrative expenses related to AoA due to decrease in operations, employees and the relocation of AoA to Alabama, which resulted in a decrease of $970,000 over general and administrative expenses in 2005.

Financial expenses, net. Financial expenses totaled approximately $7.5 million in 2006 compared to $2.7 million in 2005, an increase of $4.8 million, or 177.9%. The difference was due primarily to interest related to our convertible notes that were issued in September 30, 2005, and financial expenses related to repayment by forced conversion of our convertible notes at an 8% discount to average market price as provided under the terms of the convertible notes, particularly the April 2006 transaction described in “Overview of Results of Operations - Financings,” above.

Income taxes. We and certain of our subsidiaries incurred net operating losses during 2006 and, accordingly, no provision for income taxes was recorded. With respect to some of our subsidiaries that operated at a net profit during 2006, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $232,000 in tax expenses in 2006, compared to $238,000 in tax expenses in 2005, mainly due to state taxes.

Amortization of intangible assets. Amortization of intangible assets totaled $1.9 million in 2006, compared to $3.1 million in 2005, a decrease of $1.2 million, or 39.6%, due primarily to a decrease in amortization of intangible assets related to our subsidiary AoA.

Impairment of goodwill and other intangible assets. Current accounting standards require us to test goodwill for impairment at least annually, and between annual tests in certain circumstances; when we determine goodwill is impaired, it must be written down, rather than being amortized as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value of our reportable units with their carrying value. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units. We performed the required annual impairment test of goodwill, based on our management’s projections and using expected future discounted operating cash flows. We identified $316,000 in impairment of goodwill during 2006. In the corresponding period of 2005, we identified in AoA an impairment of goodwill in the amount of $11.8 million.

Our and our subsidiaries’ long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with current accounting standards whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We did not identify any impairment of backlog during 2006. In the corresponding period of 2005, we identified an impairment of backlog previously identified with the AoA acquisition and as a result we recorded an impairment loss in the amount of $499,000.

Net loss. Due to the factors cited above, net loss from continuing operations decreased from $23.9 million in 2005 to $15.6 million in 2006, an improvement of $8.3 million, or 34.8%.

Net loss attributable to common shareholders. Due to a deemed dividend that was recorded in the amount of $434,000 in 2006 due to the repricing of existing warrants and the issuance of new warrants (see Note 13.d.3. to the financial statements), net loss attributable to common shareholders was $16.0 million in 2006, compared to $24.0 million in 2005, an improvement of $8.0 million, or 33.4%.

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

Cost of revenues. Cost of revenues totaled $34.4 million during 2005, compared to $34.0 million in 2004, an increase of $373,000, or 1%, due primarily to increased cost of goods sold related to the write off of inventory in the Armor Division in the amount of $1.1 million in 2005.

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

Financial expenses, net. Financial expense, net of interest income and exchange differentials, totaled approximately $2.7 million in 2005, compared to $4.2 million in 2004, a decrease of $1.5 million, or 36%. This decrease was due primarily to the decreased amortization of compensation related to warrants issued to the holders of convertible securities and related beneficial conversion feature.

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

Net loss after deemed dividend of common stock to certain stockholders. In 2004 we had a deemed dividend of $3.3 million (see Notes 13.d.3. and 13.d.4. to the financial statements) that we did not have in 2005. Accordingly, net loss after deemed dividend of common stock to certain stockholders was $24.0 million in 2005, compared to $12.4 million in 2004, an increase of $11.7 million, or 94%.

Liquidity and Capital Resources

As of December 31, 2006, we had $2.4 million in cash, $649,000 in restricted collateral securities and restricted held-to-maturity securities due within one year, $1.4 million in an escrow receivable and $41,000 in available-for-sale marketable securities, as compared to at December 31, 2005, when we had $6.2 million in cash, $3.9 million in restricted collateral securities and restricted held-to-maturity securities due within one year, $779,000 in long-term restricted deposits, and $36,000 in available-for-sale marketable securities. We also had $994,000 available in unused bank lines of credit.

We used available funds in 2006 primarily for sales and marketing, continued research and development expenditures, and other working capital needs. We increased our investment in fixed assets by $1.4 million during the year ended December 31, 2006, primarily in the Battery and Power Systems Division and in the Simulation and Training Division. Our net fixed assets amounted to $3.7 million as at year end.

Net cash used in operating activities for 2006 and 2005 was $3.6 million and $11.1 million, respectively, a decrease of $7.5 million. This decrease was primarily the result of a decrease in trade receivables in 2005 offset by a decrease in trade payables in 2005 in comparison to 2006.

Net cash used in investing activities for 2006 and 2005 was $487,000 and $11.8 million, respectively, a decrease of $11.3 million. This increase was primarily the result of warrant exercises during 2006, the proceeds of which were deposited in restricted accounts for the payment of our convertible debentures due in September 2006, resulting in an increase in restricted securities and deposits.

Net cash provided by (used in) financing activities for 2006 and 2005 was $452,000 and $22.2 million, respectively, a decrease of $21.7 million. This decrease was primarily the result of the issuance of debentures in 2005, partially offset by warrant exercises in February, March and April of 2006 (see Note 12.d. to the financial statements).

As of December 31, 2006, we had (based on the contractual amount of the debt and not on the accounting valuation of the debt, not taking into consideration trade payables, other accounts payables and accrued severance pay) approximately $2.6 million in bank and certificated debt outstanding, all of which was convertible debt, and approximately $3.5 million in short-term debt.

Our debt agreements with the holders of our convertible notes contain customary affirmative and negative operations covenants that limit the discretion of our management with respect to certain business matters and place restrictions on us, including obligations on our part to preserve and maintain our assets and restrictions on our ability to incur or guarantee debt, to merge with or sell our assets to another company, and to make significant capital expenditures without the consent of the debenture holders. The schedule of payments to the holders of our convertible notes, as amended, calls for the notes to be paid off by July 31, 2007.

Based on our internal forecasts, which are subject to all of the reservations regarding “forward-looking statements” set forth above, we believe that our present cash position, anticipated cash flows from operations, lines of credit and anticipated additions to paid-in capital should be sufficient to satisfy our current estimated cash requirements through the remainder of the year. This belief is based on certain earnout and other assumptions that our management and our subsidiaries managers believe to be reasonable, some of which are subject to the risk factors detailed under “Item 1A. Risk Factors” above, including without limitation (i) that the severance and retirement benefits that we owe to certain of our senior executives will not have to be paid ahead of their anticipated schedule, and (ii) that no other earnout payments to the former shareholder of AoA will be required in excess of the funds being held by him in escrow to secure such earnout obligations. In this connection, we note that from time to time our working capital needs are partially dependent on our subsidiaries’ lines of credit. In the event that we are unable to continue to make use of our subsidiaries’ lines of credit for working capital on economically feasible terms, our business, operating results and financial condition could be adversely affected.

Effective Corporate Tax Rate

We and certain of our subsidiaries incurred net operating losses during the years ended December 31, 2006 and 2005, and accordingly no provision for income taxes was required. With respect to some of our U.S. subsidiaries that operated at a net profit during 2006, we were able to offset federal taxes against our net operating loss carryforward, which amounted to approximately $34.2 million as of December 31, 2006. These subsidiaries are, however, subject to state taxes that cannot be offset against our net operating loss carryforward. With respect to certain of our Israeli subsidiaries that operated at a net profit during 2006, we were unable to offset their taxes against our net operating loss carryforward, and we are therefore exposed to Israeli taxes, at a rate of up to 31% in 2006 (less, in the case of companies that have “approved enterprise” status as discussed in Note 14.b. to the Notes to Financial Statements).

As of December 31, 2006, we had a U.S. net operating loss carryforward of approximately $35.6 million that is available to offset future taxable income under certain circumstances, expiring primarily from 2009 through 2026, and foreign net operating and capital loss carryforwards of approximately $90.0 million, which are available indefinitely to offset future taxable income under certain circumstances.

Contractual Obligations

The following table lists our contractual obligations and commitments as of December 31, 2006, not including trade payables and other accounts payable:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$-	$-	$-	$-	$-
Short-term debt*	$6,079,637	$6,079,637	$-	$-	$-
Promissory note due to purchase of subsidiaries	$454,350	$302,900	$151,450	$-	$-
Operating lease obligations**	$793,422	$621,678	$166,282	$5,462	$-
Capital lease obligations	$269,756	$79,623	$138,811	$51,322	$-
Severance obligations***	$4,039,049	$-	$4,039,049	$-	$-

* Includes convertible securities in the gross amount of $2,583,629. Also includes $3,496,008 in short-term bank debt.

** Includes operating lease obligations related to rent.

*** Includes obligations related to special severance pay arrangements in addition to the severance amounts due to certain employees pursuant to Israeli severance pay law (the amount shown in the table above with payment due during the next 1-3 years might not be paid in the period stated in the event the employment agreements to which such severance obligations relate are extended).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets	F-7
Consolidated Statements of Operations	F-9
Statements of Changes in Stockholders’ Equity	F-10
Consolidated Statements of Cash Flows	F-13
Notes to Consolidated Financial Statements	F-16
Supplementary Financial Data
Quarterly Financial Data (unaudited) for the two years ended December 31, 2006	F-64
Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts	F-65

The financial statements have been restated to give effect to a one-for-fourteen reverse stock split effected on June 21, 2006.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective as of June 20, 2006, BDO Seidman, LLP replaced Kost, Forer, Gabbay and Kasierer, a member of Ernst & Young Global, as our independent registered public accounting firm. This change was reported in a Current Report on Form 8-K filed on June 26, 2006. There have been no disagreements with accountants on any matter of accounting principles or financial disclosure required to be reported under this Item.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our periodic reports that we file with the SEC. These disclosure controls and procedures are intended to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objectives of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of December 31, 2006, our principal executive officer and principal financial officer were able to conclude that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

We will continue to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management, including our principal executive and financial officers, is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management has evaluated the effectiveness of our internal controls as of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2006. In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control - Integrated Framework.

Based on management’s assessment and these criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

In the last fiscal quarter of 2006, we confirmed we had completed the enhancement of our internal controls relating to the monitoring, review and approval of revenue recognition calculations at our FAAC subsidiary. Specifically, we implemented controls to ensure that revenue recognition calculations at FAAC are reviewed by appropriate accounting personnel at FAAC to determine that revenue is recognized in accordance with company policy and generally accepted accounting principles. Management, with the oversight of the Audit Committee, has addressed the material weakness related to the monitoring, review and approval of revenue recognition calculations at FAAC identified in previous periods and has concluded that it has been successfully remediated.

Except for the remediation of the material weakness discussed above, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers, Directors and Significant Employees

Executive Officers and Directors

Our executive officers and directors and their ages as of February 28, 2007 were as follows:

Name	Age	Position
Robert S. Ehrlich	68	Chairman of the Board and Chief Executive Officer
Steven Esses	43	President, Chief Operating Officer and Director
Thomas J. Paup	58	Vice President - Finance and Chief Financial Officer
Dr. Jay M. Eastman	58	Director
Jack E. Rosenfeld	68	Director
Lawrence M. Miller	60	Director
Edward J. Borey	56	Director
Seymour Jones	75	Director

Our by-laws provide for a board of directors of one or more directors. There are currently seven directors. Under the terms of our certificate of incorporation, the board of directors is composed of three classes of similar size, each elected in a different year, so that only one-third of the board of directors is elected in any single year. Dr. Eastman and Mr. Esses are designated Class I directors and have been elected for a term expiring in 2009 and until their successors are elected and qualified; Messrs. Rosenfeld, Miller and Jones are designated Class II directors elected for a term expiring in 2008 and until their successors are elected and qualified; and Messrs. Ehrlich and Borey are designated Class III directors elected for a term that expires in 2007 and until their successors are elected and qualified. A majority of the Board is “independent” under relevant SEC and Nasdaq regulations.

Robert S. Ehrlich has been our Chairman of the Board since January 1993 and our President and Chief Executive Officer since October 2002. In December 2005, Mr. Ehrlich ceased to hold the title of President. From May 1991 until January 1993, Mr. Ehrlich was our Vice Chairman of the Board, and from May 1991 until October 2002, he was our Chief Financial Officer. Mr. Ehrlich was a director of Eldat, Ltd., an Israeli manufacturer of electronic shelf labels, from June 1999 to July 2003. From 1987 to June 2003, Mr. Ehrlich served as a director of PSC Inc. (“PSCX”), a manufacturer and marketer of laser diode bar code scanners, and, between April 1997 and June 2003, Mr. Ehrlich was the chairman of the board of PSCX. PSCX filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in November 2002. Mr. Ehrlich received a B.S. and J.D. from Columbia University in New York, New York.

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

Thomas J. Paup has been our Vice President - Finance since December 2005 and our Chief Financial Officer since February 2006. Mr. Paup is currently also a Finance Lecturer at Eastern Michigan University. Mr. Paup was an Affiliated Partner with McMillan|Doolittle LLP from March 2002 until accepting this position with us, and prior thereto, he was an Executive in Residence and Finance Instructor at DePaul University’s Kellstadt Graduate School of Business. Prior to his teaching experience, Mr. Paup spent over 25 years in the retail industry. Most recently, between 1997 and 2000, Mr. Paup was the Executive Vice President and Chief Financial Officer and member of the Board of Directors of Montgomery Ward and Company. Mr. Paup brings a broad background of strategic and operational management experiences from the department store industry, where he served as CFO of Lord & Taylor and Kaufmann’s and Controller of Bloomingdale’s and Robinson-May. Mr. Paup holds an MBA in Finance and a BBS from Eastern Michigan University.

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

Edward J. Borey has served as a director since December 2003. From July 2004 until October 2006, Mr. Borey served as Chairman and Chief Executive Officer of WatchGuard Technologies, Inc., a leading provider of network security solutions (NasdaqNM: WGRD). From December 2000 to September 2003, Mr. Borey served as President, Chief Executive Officer and a director of PSCX. PSCX filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in November 2002. Prior to joining PSCX, Mr. Borey was President and CEO of TranSenda (May 2000 to December 2000). Previously, Mr. Borey held senior positions in the automated data collection industry. At Intermec Technologies Corporation (1995-1999), he was Executive Vice President and Chief Operating Officer and also Senior Vice President/General Manager of the Intermec Media subsidiary. Mr. Borey holds a B.S. in Economics from the State University of New York, College of Oswego; an M.A. in Public Administration from the University of Oklahoma; and an M.B.A. in Finance from Santa Clara University.

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

The Compensation Committee, also created in December 1993, recommends annual compensation arrangements for the Chief Executive Officer and Chief Financial Officer and reviews annual compensation arrangements for all officers and significant employees. The Compensation Committee operates pursuant to a charter, available through a hyperlink located on the investor relations page of our website, at http://www.arotech.com/compro/investor.html. The Compensation Committee consists of Dr. Eastman (Chair) and Messrs. Rosenfeld and Borey, all of whom are independent non-employee directors.

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

Director Compensation

Non-employee members of our board of directors are paid $2,500 (plus expenses) for each board of directors meeting attended, $2,000 (plus expenses) for each meeting of the audit committee of the board of directors attended, and $1,000 (plus expenses) for each meeting of all other committees of the board of directors attended. In addition, we have adopted a Non-Employee Director Stock Option Plan pursuant to which non-employee directors receive an initial grant of options to purchase 2,857 shares of our common stock upon the effective date of such plan or upon the date of his or her election as a director. Thereafter, non-employee directors will receive options to purchase 1,786 shares of our common stock for each year of service on the board. All such options are granted at fair market value and vest ratably over three years from the date of the grant. During 2005, our directors agreed to an interim reduction in their fees of 25% as part of our overall cost-cutting strategy.

The following table shows the compensation earned or received by each of our non-officer directors for the year ended December 31, 2006:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)		Total ($)
Dr. Jay M. Eastman	$27,375	$30,157	(2)	$57,532
Jack E. Rosenfeld	$42,000	$30,157	(3)	$72,157
Lawrence M. Miller	$40,500	$30,157	(4)	$70,657
Edward J. Borey	$33,375	$20,074	(5)	$53,449
Seymour Jones	$25,125	$1,705	(6)	$26,830

(1)
This column reflects the compensation cost for the year ended December 31, 2006 of each director’s options, calculated in accordance with SFAS 123R and using a Black-Scholes valuation model. See Note 2.r. of the Notes to Consolidated Financial Statements for a discussion of the assumptions we made in determining the grant date fair value and compensation costs of our equity awards.

(2)	As of December 31, 2006, Dr. Eastman held options to purchase an aggregate of 13,570 shares of our common stock, 8,570 shares of which were vested as of that same date.

(3)	As of December 31, 2006, Mr. Rosenfeld held options to purchase an aggregate of 13,570 shares of our common stock, 8,570 shares of which were vested as of that same date.

(4)	As of December 31, 2006, Mr. Miller held options to purchase an aggregate of 13,570 shares of our common stock, 8,570 shares of which were vested as of that same date.

(5)	As of December 31, 2006, Mr. Borey held options to purchase an aggregate of 10,000 shares of our common stock, 5,000 shares of which were vested as of that same date.

(6)	As of December 31, 2006, Prof. Jones held options to purchase an aggregate of 2,500 shares of our common stock, none of which was vested as of that same date.

Significant Employees

Our significant employees as of February 28, 2007, and their ages as of December 31, 2006, are as follows:

Name	Age	Position
Jonathan Whartman	52	Senior Vice President
Yaakov Har-Oz	49	Senior Vice President, General Counsel and Secretary
William Graham	47	Vice President of Government Affairs
Norman Johnson	54	Controller
Dean Krutty	41	President, Simulation Division
Yosef Bar	64	General Manager, MDT Protective Industries
Ronen Badichi	41	General Manager, Epsilor Electronics Industries, Ltd.
Graydon Hansen	48	President, Electric Fuel Battery Corporation

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

Norman Johnson has served as our Controller and as our chief accounting officer since August 2006. Prior to joining Arotech, Mr. Johnson was the Corporate Controller with Catuity Inc., a Nasdaq-listed provider of loyalty and gift card solutions. Prior to Catuity, he was with the McCoig Group, a Detroit based holding company, and from March 2000 to August 2004 he was the Corporate Controller of Learning Care Group Inc., a $250 million Nasdaq-listed provider of child care and educational services. Mr. Johnson holds a B.S. in Accounting from Central Michigan University in Mt. Pleasant, Michigan.

Dean Krutty became President of the Simulation Division in January 2005, after having spent the prior thirteen years as a member of the FAAC management team. He began his career at FAC as an electrical engineer in FAAC’s part task trainer division and most recently served as FAAC’s Director of Military Operations,. He also has significant experience managing programs in the simulation and training industry. Mr. Krutty holds a B.S. in electrical engineering from the Michigan State University.

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

Graydon Hansen has served as President of EFB since January 2005. Prior thereto, Mr. Hansen was Senior Vice President of Engineering with Elpac Electronics, Inc. From March 2002 until February 2004, Mr. Hansen was Vice President of Engineering at Trojan Battery Corporation, where his management responsibilities included commercial product development and design activity, plus leadership of the Quality and Production Engineering groups in all of Trojan’s manufacturing facilities. Previously, Mr. Hansen worked at Lockheed Missiles and Space Company. Mr. Hansen holds a B.Sc. in electric engineering from the University of California at Berkeley, and is a Registered Professional Engineer and a Certified Quality Engineer.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, certain of our officers and any persons holding more than ten percent of our common stock are required to report their ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to report any failure to file by these dates during 2006. We are not aware of any instances during 2006, not previously disclosed by us, where such “reporting persons” failed to file the required reports on or before the specified dates.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Report

Under the rules of the SEC, this Compensation Committee Report is not deemed to be incorporated by reference by any general statement incorporating this Annual Report by reference into any filings with the SEC.

The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the following Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Submitted by the Compensation Committee

Dr. Jay M. Eastman, Chairman
Jack E. Rosenfeld
Edward J. Borey

Compensation Discussion and Analysis

Introduction

In this section we present the principles underlying our executive officer compensation decisions and the most important factors that we believe are relevant to an analysis of these decisions. Our goal here is to provide qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and to place in perspective the numerical and other quantitative data presented in the tables and other information that follow this section.

Pursuant to applicable SEC regulations, the information we present in this section relates to the chief executive officer, the chief financial officer, and the three additional most highly compensated “executive officers” (as this term is defined in the regulations promulgated under the Securities Exchange Act of 1934, as amended), as well as up to two additional persons meeting the above criteria but who were not employed by us at the end of the last fiscal year. We believe that in 2006 four individuals met these criteria, as follows (we refer to these individuals throughout this Compensation Discussion and Analysis as our “executive officers”):

➢	Robert S. Ehrlich, our Chairman and Chief Executive Officer;

➢	Steven Esses, our President and Chief Operating Officer;

➢	Thomas J. Paup, our Vice President - Finance and Chief Financial Officer; and

➢
Avihai Shen, our former Vice President - Finance and Chief Financial Officer, who ceased to act as our Chief Financial Officer in February 2006, and whose employment with us terminated on March 31, 2006.

We have designed the compensation of our executive officers in order to attract, as needed, individuals with the skills necessary for us to achieve our business plan, to reward those individuals fairly over time, and to retain those individuals who perform at or above our expectations.

Our executive officers’ annual cash and stock compensation consists of several components, as follows:

➢	cash salary;

➢	bonus, some of which is paid in cash in the year in which it is earned and some of which is accrued in the year in which it is earned but is paid in cash in a subsequent year;

➢	stock options; and

➢
grants of restricted stock, where (i) the stock vests over a period of time or pursuant to the attainment of set goals, (ii) sale of such stock is prohibited for a period of time, and (iii) with respect to certain grants of restricted stock, unvested stock is forfeited to us should the executive officer’s employment be terminated under certain circumstances.

The Compensation Committee reviews the compensation, both cash and stock, of our executive officers on an annual basis, while taking into account as well changes in compensation during previous years.

Some of these components, such as salary, are generally fixed and do not vary based on our financial and other performance; some components, such as bonus, are in whole or in part dependent upon the achievement of certain goals jointly agreed upon by our management and the Compensation Committee; and some components, such as stock options and restricted stock, have a value that is dependent upon our stock price at the time of award and going forward.

We compensate our executive officers in these different ways in order to achieve different goals. Cash compensation, for example, provides our executive officers with a guaranteed minimum base salary. We fix the base salary of each of our executive officers at a level that we believe enables us to hire and retain individuals in a competitive environment and rewards satisfactory individual performance and a satisfactory level of contribution to our overall business goals. We also take into account the base salaries paid by similarly situated companies and the base salaries of other private and public companies with which we believe we compete for talent. To this end, we utilize the services of an employee benefits administration and compensation consulting firm retained by the Compensation Committee, and our Compensation Committee consults with this firm periodically, and annually when we review executive officer compensation.

Incentive bonus compensation is generally linked to the achievement of short-term operational, strategic or financial goals, and is intended to reward our executive officers for their performance in reaching goals that are agreed in advance between our management and the Compensation Committee. We designed the cash incentive bonuses for each of our executive officers to focus the executive officer on achieving key objectives within a yearly time horizon, as described in more detail below.

Stock options and grants of restricted stock are intended to link our executive officers’ longer-term compensation with the performance of our stock, which is an issue of vital importance to our stockholders. This encourages our executive officers to remain with us, to act in ways intended to maximize stockholder value, and to penalize them if our stock fails to perform to expectations. These options and grants are intended to produce significant value for each executive officer if our stock performance is outstanding and if the executive officer remains with us.

We view the three components of our executive officer compensation as related but distinct. Although our Compensation Committee does review total compensation, we do not believe that compensation derived from one component of compensation should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, individual performance and other information we deem relevant, such as the data we receive from the consulting firm referred to above. Except as described below, our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation. This is due to the small size of our executive officer team and the need to tailor each executive officer’s award to attract and retain that executive officer.

In addition, we provide our executive officers with benefits that are generally available to our salaried employees. With respect to those of our executive officers who live in Israel (all of our executive officers except for Mr. Paup), we also provide other benefits that are either legally required to be paid by Israeli law or that are otherwise customarily provided in Israel, primarily consisting of:

➢	accruals (but not cash payments) in respect of pension plans, which consist of a savings plan, life insurance and statutory severance pay benefits, and a continuing education fund;

➢	accruals (but not cash payments) in respect of contractual termination compensation in excess of the Israeli statutory minimum;

➢
the use of an automobile and cash reimbursement for certain Israeli taxes on the use of that automobile that are paid by our Israeli executive officers and reimbursed by us in accordance with Israeli tax regulations;

➢	annual statutory holiday pay; and

➢	redemption of all unused vacation days and up to a maximum of 30 unused sick days.

Our Compensation Committee performs an annual review of our executive officers’ cash compensation and share and option holdings to determine whether they provide adequate compensation for the services they perform, as well as adequate incentives and motivation to our executive officers and whether they adequately compensate our executive officers relative to comparable officers in other companies. Our Compensation Committee’s most recent review occurred in November 2006, and utilized data and assessments from The Burke Group, Inc., a well-known consulting firm specializing in executive officer compensation. This review is described in more detail below. We also use “tally sheets” that provide a summary of the compensation history of our Chief Executive Officer and those members of senior management reporting to the Chief Executive Officer. These tally sheets include a historical summary of base salary, annual bonus and long-term equity awards. They also provide a review of wealth and retirement accumulation as a result of employment with us, which becomes one factor that we take into account in determining future equity-based compensation.

Compensation Committee meetings typically have included, for all or a portion of some of the meetings, a representative of The Burke Group, as well as preliminary discussion with our Chairman and Chief Executive Officer prior to our Compensation Committee deliberating without any members of management present. For compensation decisions, including decisions regarding the grant of equity compensation relating to executive officers (other than our Chairman and Chief Executive Officer), the Compensation Committee typically considers the recommendations of our Chairman and Chief Executive Officer.

We account for the equity compensation expense for our employees under the rules of SFAS 123R, which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. Until we achieve sustained profitability, the availability to us of a tax deduction for compensation expense is not material to our financial position. We structure cash incentive bonus compensation so that it is taxable to our employees at the time it becomes available to them. It is not anticipated that any executive officer’s annual cash compensation will exceed $1 million, and we have accordingly not made any plans to qualify for any compensation deductions under Section 162(m) of the Internal Revenue Code.

Benchmarking of Base Compensation and Equity Holdings

At its November 2006 meeting, our Compensation Committee determined that our respective executive officers’ salaries, cash incentive bonuses and equity holdings were at or near the median of executive officers with similar roles at public companies having comparable revenues and that no material changes should be made to the cash compensation levels of our executive officers until our annual executive officer performance reviews are conducted early in the first quarter of 2008, other than the grant of additional restricted stock (25% of which was made contingent on renunciation of outstanding stock options and the remainder of which vested over three years, subject to performance criteria) made in December 2006 and reflected in the “Grants of Plan-Based Awards” table below. This median was derived based on a report we obtained from The Burke Group. The report compared our executive officer compensation with the results of two surveys, involving 43 companies in the aerospace industry with revenues of between $25 million and $75 million, one from Mercer Human Resource Consulting and one from Watson Wyatt Worldwide. Our Compensation Committee realizes that benchmarking our compensation against the compensation earned at comparable companies may not always be appropriate, but believes that engaging in a comparative analysis of our compensation practices is useful. In instances where an executive officer is uniquely key to our success, the Compensation Committee may provide compensation above the median referred to above. The Committee’s choice not to recommend to the Board of Directors immediate material changes to the compensation levels following its review of The Burke Group’s report reflects our consideration of stockholders’ interests in paying what is necessary, but not significantly more than necessary, to achieve our corporate goals while conserving cash and equity as much as is practicable. We believe that our compensation levels are generally sufficient to retain our existing executive officers and to hire new executive officers when and as required.

Equity Compensation

No option grants were made in 2006. At the November 2006 meeting of the Compensation Committee, the Compensation Committee, in consultation with The Burke Group, analyzed the current share and options holdings, and the pricing of stock options, of our executive officers and others, and found that the level of equity stake of our executive officers was lower than the norm for companies of similar size and experience as a public company, and concluded that this level was insufficient to provide our executive officers with the desired level of value for each executive officer if our stock performance is outstanding and if the executive officer remains with us. Accordingly, based on the number of options and restricted shares held by our executive officers and the prices of these options, the Compensation Committee, in December 2006, made the grants of restricted stock reflected in the “Grants of Plan-Based Awards” table below.

We do not have any program, plan or obligation that requires us to grant equity compensation to any executive officer on specified dates. The authority to make equity grants to executive officers rests with our Compensation Committee, although, as noted above, the Compensation Committee does consider the recommendations of its Chairman and Chief Executive Officer in setting the compensation of our other executive officers.

Cash Incentive Bonuses

Yearly cash incentive bonuses for our executive officers are established as part of their respective individual employment agreements. Each of these employment agreements provides that the executive officer will receive a cash incentive bonus determined in the discretion of our Board of Directors, with a target bonus amount specified for that executive officer based on individualized objective and subjective criteria, pursuant to a specific formula. In 2006, pursuant to the terms of his then-current employment agreement, Mr. Ehrlich was also entitled to a guaranteed minimum bonus equal to 35% of his base salary. This guaranteed minimum bonus was eliminated in Mr. Ehrlich’s current employment agreement (see “Employment Contracts - Robert S. Ehrlich,” below). These bonus criteria are established by the Compensation Committee on an annual basis, and include specific objectives relating to the achievement of business and/or financial milestones. The target cash incentive bonus amount for each of our executive officers is as follows:

Name of Executive Officer	Title	Minimum Bonus	Maximum Bonus
Robert S. Ehrlich	Chairman and Chief Executive Officer	35% of annual base salary	75% of annual base salary
Steven Esses	President and Chief Operating Officer	20% of annual base salary	75% of annual base salary
Thomas J. Paup	Vice President - Finance and Chief Financial Officer	None	50% of annual base salary
Avihai Shen	Former Vice President - Finance and Chief Financial Officer	None	None

For 2006, the Compensation Committee choose financial targets for determining eligibility for the above-referenced cash incentive bonuses that are determined on the achievement of set budgetary forecast targets for EBITDA, which is determined by taking net profit and adding back in interest expense (income), net (after deduction of minority interest), depreciation of fixed assets, taxes (after deduction of minority interest), and amortization of inventory adjustments and of intangible assets, capitalized software costs and technology impairment, as well as of certain specific non-financial objectives to be accomplished. The Compensation Committee determined that we did not achieve the financial performance criteria established by the Compensation Committee for the year ended December 31, 2006, and accordingly no cash incentive bonuses were paid in respect of the year ended December 31, 2006, although the Compensation Committee did determine to pay certain discretionary bonuses, noted in the Summary Compensation Table below, based on the achievement of certain of the non-financial objectives in respect of the achievement of certain of the non-financial objectives. Financial targets for 2007 were set in accordance with our 2007 budget forecast, and targets for determining eligibility for cash incentive bonuses will again be determined 50% on the achievement of set budgetary forecast targets for revenue growth and 50% on the achievement of set budgetary forecast targets for EBITDA.

Severance and Change in Control Benefits

Messrs. Ehrlich and Esses have a provision in their respective employment agreements providing for certain severance benefits in the event of termination or retirement, as well as a provision providing for a higher payment in the event of termination or retirement following a change in our control as defined in the employment agreement. These severance provisions are described in the “Employment Agreements” section below, and certain estimates of these change of control benefits are provided in “Estimated Payments and Benefits upon Termination” below.

We believe the severance arrangements that we have with Mr. Esses are at or near the median of executive officers with similar roles at public companies having comparable revenues. With respect to Mr. Ehrlich, we believe that his severance arrangements are at the high end of executive officers with similar roles at public companies having comparable revenues. However, with respect to Mr. Ehrlich, the Compensation Committee took note of (i) the historical contributions that Mr. Ehrlich has made to us during his career, including the fact that he was one of the founders of our company, (ii) the fact that Mr. Ehrlich has dedicated a substantial, and the latter, portion of his professional career to us, combined with (iii) the fact that we do not provide Mr. Ehrlich with any pension plan or other retirement plan other than the severance benefits provided under Israeli law (one month’s salary for each year of employment with us), which, while commonly the case among public companies of similar size and having comparable revenues, takes on added significance in respect of someone of Mr. Ehrlich’s age (68).

Benefits

Mr. Paup is eligible to participate in all of our employee benefit plans, such as medical, group life and disability insurance and our 401(k) plan, in each case on the same basis as our other U.S. employees. Our executive officers located in Israel have the pension, insurance, severance and other benefits described above that are legally required to be provided in Israel; their medical expenses are covered by Israel’s national health funds.

Perquisites

All of our executive officers receive cellular telephones. We also pay a portion of the home telephone bills of our executive officers located in Israel, in view of the fact that the time difference between the United States and Israel causes them to do much work from their homes after normal business hours in Israel.

Our executive officers located in Israel receive use of a leased or purchased automobile and all attendant expenses, as is standard practice for executive officers in Israel. We also paid, on behalf of these executive officers, the Israeli tax to which they were subject because they had the use of these automobiles.

Pursuant to the terms of their employment agreements, our executive officers located in Israel also receive a tax planning allowance.

Our use of perquisites as an element of compensation is limited and is largely based on historical practices and policies of our company. We do not view perquisites as a significant element of our comprehensive compensation structure but do believe that they can be used in conjunction with base salary to attract, motivate and retain individuals in a competitive environment.

Cash and Other Compensation

Summary Compensation Table

The following table, which should be read in conjunction with the explanations provided above, shows the compensation that we paid (or accrued), in connection with services rendered for 2006, to our executive officers during the fiscal years ended December 31, 2006, 2005 and 2004:

SUMMARY COMPENSATION TABLE(1)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(2) ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Robert S. Ehrlich	2006	$312,173	$105,000	$205,507	$-	$-	$483,331(4)	$1,106,011
Chairman, Chief Executive	2005	$275,362	$49,875	$309,425	$-	$-	$132,753(5)	$767,415
Officer and a director	2004	$275,907	$99,750	$103,918	$-	$75,250	$731,372(6)	$1,286,197

Thomas J. Paup	2006	$135,000	$20,000	$-	$-	$-	$2,596(7)	$157,956
Vice President - Finance and	2005	$-	$-	$-	$-	$-	$-	$-
Chief Financial Officer	2004	$-	$-	$-	$-	$-	$-	$-

Steven Esses	2006	$62,211(8)	$116,000(9)	$65,421	$-	$-	$252,929(10)	$496,561
President, Chief Operating	2005	$56,722(11)	$112,000(12)	$110,550	$-	$-	$277,123(13)	$556,395
Officer and a director	2004	$65,506(14)	$106,000(15)	$45,129	$-	$-	$54,088(16)	$270,723

Avihai Shen*	2006	$41,601	$0	$(27,585(17)	$-	$-	$15,567(18)	$29,583
Former Vice President - Finance	2005	$157,013	$0	$25,950	$-	$-	$140,965(19)	$327,928
and Chief Financial Officer	2004	$155,845	$97,000	$1,635	$-	$-	$68,743(20)	$323,223

*	Mr. Shen ceased to act as our Chief Financial Officer in February 2006, and his employment with us terminated on March 31, 2006.

(1)
We paid the amounts reported for each named executive officer in U.S. dollars and/or New Israeli Shekels (NIS). We have translated amounts paid in NIS into U.S. dollars at the exchange rate of NIS into U.S. dollars at the time of payment or accrual.

(2)
Reflects the value of restricted stock awards granted to our executive officers based on the compensation cost of the award computed in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which we refer to as SFAS 123R, but excluding any impact of assumed forfeiture rates. See Note 2.r. of the Notes to Consolidated Financial Statements. The number of shares of restricted stock received by our executive officers pursuant to such awards in 2006, vesting in equal amounts over three years, was as follows: Mr. Ehrlich, 320,000; Mr. Paup, 85,000; Mr. Esses, 160,000. The number of shares of restricted stock received by our executive officers pursuant to such awards in 2004, vesting in equal amounts over three years, was as follows: Mr. Ehrlich, 24,285; Mr. Esses, 11,785; Mr. Shen, 2,142. There were no such awards in 2005.

(3)
No options were issued in 2006. Amounts for 2005 and 2004 do not reflect compensation cost calculated in accordance with SFAS 123R since SFAS 123R had not been adopted as at such date. See Note 2.r. of the Notes to Consolidated Financial Statements for a discussion of the assumptions we made in determining the grant date fair value and compensation costs of our equity awards.

(4)
Of this amount, $151,760 represents payments to Israeli pension and education funds; $218,907 represents our accrual for severance pay that will be payable to Mr. Ehrlich upon his leaving our employ other than if he is terminated for cause, such as a breach of trust; $26,689 represents the increase of the accrual for vacation days redeemable by Mr. Ehrlich; and $21,217 represents the increase of our accrual for severance pay that would be payable to Mr. Ehrlich under the laws of the State of Israel if we were to terminate his employment.

(5)
Of this amount, $45,362 represents payments to Israeli pension and education funds; $67,024 represents our accrual for severance pay that will be payable to Mr. Ehrlich upon his leaving our employ other than if he is terminated for cause, such as a breach of trust; $(51,928) represents the decrease of the accrual for vacation days redeemable by Mr. Ehrlich; $(40,483) represents the decrease of the accrual for sick days redeemable by Mr. Ehrlich; $(25,976) represents the decrease of our accrual for severance pay that would be payable to Mr. Ehrlich under the laws of the State of Israel if we were to terminate his employment; $61,195 represents payment for redemption of accrued but unused vacation days; and $33,394 represents payment for redemption of accrued but unused sick days.

(6)
Of this amount, $548,477 represents payments to Israeli pension and education funds, $500,000 of which was deposited by us in a Rabbi Trust for Mr. Ehrlich’s benefit (pursuant to the terms of the Rabbi Trust, funds in the Rabbi Trust continue to be owned by us, and benefit from all gains and bear the risk of all losses resulting from investments of Rabbi Trust funds); $76,766 represents our accrual for severance pay that would be payable to Mr. Ehrlich upon a “change of control” or upon the occurrence of certain other events; $28,603 represents the increase of the accrual for vacation days redeemable by Mr. Ehrlich; and $28,529 represents the increase of our accrual for severance pay that would be payable to Mr. Ehrlich under the laws of the State of Israel if we were to terminate his employment.

(7)	Represents the increase in our accrual for Mr. Paup for accrued but unused vacation days.

(8)
Does not include $178,176 that we paid in consulting fees to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions - Consulting Agreement with Sampen Corporation,” below.

(9)
Does not include $30,720 that we paid as a bonus to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions - Consulting Agreement with Sampen Corporation,” below.

(10)
Of this amount, $112,627 represents payments to Israeli pension and education funds; and $86,707 represents the increase of our accrual for severance pay that would be payable to Mr. Esses if we were to terminate his employment.

(11)
Does not include $178,176 that we paid in consulting fees to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions - Consulting Agreement with Sampen Corporation,” below.

(12)
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

(14=)
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

(16)	Of this amount, $12,116 represents payments to Israeli pension and education funds; and $3,759 represents the increase of the accrual for vacation days redeemable by Mr. Esses.

(17)	Represents recapture of expenses in respect of restricted stock that was returned to us upon termination of Mr. Shen’s employment.

(18)	Of this amount, $3,369 represents payment to Mr. Shen for redemption of accrued but unused vacation days.

(19)
Of this amount, $26,889 represents payments to Israeli pension and education funds; $104,602 represents the increase of our accrual for severance pay that would be payable to Mr. Shen if we were to terminate his employment; $(28,597) represents the decrease of the accrual for sick leave and vacation days redeemable by Mr. Shen; $(5,526) represents the decrease in our accrual for severance pay that would be payable to Mr. Shen under the laws of the State of Israel if we were to terminate his employment; and $35,131 represents payment to Mr. Shen for redemption of accrued but unused vacation days. Mr. Shen left our employ effective March 31, 2006, and these amounts were accordingly paid to him.

(20)
Of this amount, $26,889 represents payments to Israeli pension and education funds; $21,568 represents the increase in our accrual for vacation days redeemable by Mr. Shen; and $13,404 represents the increase of our accrual for severance pay that would be payable to Mr. Shen under the laws of the State of Israel if we were to terminate his employment.

Executive Loans

In 1999, 2000 and 2002, we extended certain loans to our Named Executive Officers. These loans are summarized in the following table, and are further described under “Item 13. Certain Relationships and Related Transactions - Officer Loans,” below.

Name of Borrower	Date of Loan	Original Principal Amount of Loan	Amount Outstanding as of 12/31/06	Terms of Loan
Robert S. Ehrlich	12/28/99	$167,975	$201,570	Ten-year non-recourse loan to purchase our stock, secured by the shares of stock purchased.
Robert S. Ehrlich	02/09/00	$789,991	$766,027	Twenty-five-year non-recourse loan to purchase our stock, secured by the shares of stock purchased.
Robert S. Ehrlich	06/10/02	$36,500	$42,818	Twenty-five-year non-recourse loan to purchase our stock, secured by the shares of stock purchased.

Plan-Based Awards

Grants of Stock Options

We did not grant any stock options to our executive officers during 2006.

Grants of Restricted Stock

During 2006, the Compensation Committee granted a total of 565,000 shares of restricted stock to our executive officers. Pursuant to the terms of the grant, 25% of the stock vested immediately (contingent upon renunciation by the executive officer of certain of his outstanding stock options), and restrictions on an additional 25% would be removed at the end of each of 2006, 2007 and 2008, subject to certain performance criteria related to our revenues and EBITDA, which is determined by taking net profit and adding back in interest expense (income), net (after deduction of minority interest), depreciation of fixed assets, taxes (after deduction of minority interest), and amortization of inventory adjustments and of intangible assets, capitalized software costs and technology impairment), in such years.

The table below sets forth each performance-based equity award granted to our executive officers during the year ended December 31, 2006.

GRANTS OF PLAN-BASED AWARDS

		Performance Period	Estimate Future Payouts Under Equity Incentive Plan Awards(1)				All Other Stock Awards: Number of Shares of
Name	Grant Date	Determining Release of Restrictions	Threshold (#)	Target 1 (#)	Target 2 (#)	Maximum (#)	Stock(2) (#)
Robert S. Ehrlich	12/19/06	(2)	-	-	-	-	80,000
	12/19/06	01/01/07 to 12/31/07	40,000	32,000	8,000	80,000	-
	12/19/06	01/01/08 to 12/31/08	(3)	(3)	(3)	80,000	-
	12/19/06	01/01/09 to 12/31/09	(3)	(3)	(3)	80,000	-

Thomas J. Paup	12/19/06	(2)	-	-	-	-	21,250
	12/19/06	01/01/07 to 12/31/07	10,625	8,500	2,125	21,250	-
	12/19/06	01/01/08 to 12/31/08	(3)	(3)	(3)	21,250	-
	12/19/06	01/01/09 to 12/31/09	(3)	(3)	(3)	21,250	-

Steven Esses	12/19/06	(2)	-	-	-	-	40,000
	12/19/06	01/01/07 to 12/31/07	20,000	16,000	4,000	40,000	-
	12/19/06	01/01/08 to 12/31/08	(3)	(3)	(3)	40,000	-
	12/19/06	01/01/09 to 12/31/09	(3)	(3)	(3)	40,000	-

(1)
The threshold number of restricted shares vests based solely based on continued employment during the performance period. If 90% of the EBITDA performance goal is met for the applicable performance period, the first target number of shares of restricted stock will be freed of their restrictions. If 90% of the revenue performance goal is met for the applicable performance period, the second target number of shares of restricted stock will be freed of their restrictions. If 90% of both the EBITDA and the revenue performance goals are met for the applicable performance period, the maximum number of shares of restricted stock will be freed of their restrictions. Performance-based shares that do not vest in one year roll over to the following year and become part of the following year’s performance-based pool.

(2)	Removal of the restrictions on these shares was made contingent on the executive officer renouncing certain of his outstanding stock options. This occurred in February 2007.

(3)	Performance criteria for these shares have not yet been set; hence, there are no threshold or target levels listed.

Stock Option Exercises and Vesting of Restricted Stock Awards

Our executive officers did not exercise any stock options during 2006. The following table presents awards of restricted stock that vested during the year ended December 31, 2006.

STOCK VESTED

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Robert S. Ehrlich	31,428	$95,855
Steven Esses	11,785	$35,944

(1)
Reflects the aggregate market value of the shares of restricted stock determined based on a per share price of $3.05, the closing price of our common stock on the Nasdaq Global Market on December 29, 2006, which was the last trading day of 2006.

Outstanding Equity Awards at Fiscal Year-End

The table below sets forth information for our executive officers with respect to option and restricted stock values at the end of the fiscal year ended December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
							Equity Incentive Plan Awards
	Number of Securities Underlying Unexercised Options(1) (#)		Option Exercise Price	Option Expiration	Number of Shares that Have Not Vested	Market Value of Shares that Have Not Vested(2)	Number of Unearned Shares that Have Not Vested	Market Value of Unearned Shares that Have Not Vested(2)
Name	Exercisable	Unexercisable	($)	Date	(#)	($)	(#)	($)
Robert S. Ehrlich	3,571(3)	0	$5.46	08/09/09	80,000	$244,000	240,000	$732,000
	2,036(3)	0	$5.46	10/31/09	-	-	-	-
	107,143	0	$6.44	12/29/10	-	-	-	-
	11,857(3)	0	$5.46	08/24/11	-	-	-	-
	3,428(3)	0	$5.46	10/23/11	-	-	-	-
	5,179(3)	0	$5.46	12/31/11	-	-	-	-
	4,687(3)	0	$5.46	04/01/12	-	-	-	-
	1,116(3)	0	$5.46	07/01/12	-	-	-	-
	4,688(3)	0	$5.46	10/01/12	-	-	-	-
	6,295(3)	0	$5.46	01/01/13	-	-	-	-
Thomas J. Paup	3,571(3)	0	$5.18	12/31/10	21,250	$64,813	63,750	$194,438
Steven Esses	32,153(3)	0	$5.46	02/24/08	40,000	$122,000	120,000	$366,000
	21,428(3)	0	$5.46	12/31/08	-	-	-	-
	8,204(3)	0	$5.46	12/29/10	-	-	-	-
	714	0	$8.54	07/22/12	-	-	-	-
	1,786	0	$11.62	07/22/12	-	-	-	-
	2,500(3)	0	$5.46	01/31/13	-	-	-	-
	7,143(3)	0	$5.46	07/09/13	-	-	-	-
Avihai Shen*	891	0	$8.54	03/31/08	-	-	-	-
	582	0	$10.22	10/15/14	-	-	-	-
	582	0	$11.90	10/15/14	-	-	-	-
	194	0	$18.20	10/15/14	-	-	-	-
	582	0	$19.88	10/15/14	-	-	-	-

*	Mr. Shen ceased to act as our Chief Financial Officer in February 2006, and his employment with us terminated on March 31, 2006.

(1)	All options in the table are vested.

(2)
Reflects the aggregate market value of the shares of restricted stock determined based on a per share price of $3.05, the closing price of our common stock on the Nasdaq Global Market on December 29, 2006, which was the last trading day of 2006.

(3)	These options were renounced and abandoned by the named executive officer in February 2007.

Employment Contracts

Robert S. Ehrlich

Mr. Ehrlich is party to an employment agreement with us executed in April 2007. The term of this employment agreement expires on December 31, 2009.

The employment agreement provides for a base salary of $33,333 per month, as adjusted annually for Israeli inflation and devaluation of the Israeli shekel against the U.S. dollar, if any. Additionally, the board may at its discretion raise Mr. Ehrlich’s base salary. The employment agreement also grants Mr. Ehrlich a retention bonus in the amount of 200,000 shares of restricted stock, vesting one-third on each of December 31, 2007, 2008 and 2009.

The employment agreement provides that we will pay an annual bonus, on a sliding scale, in an amount equal to 35% of Mr. Ehrlich’s annual base salary then in effect if the results we actually attain for the year in question are 90% or more of the amount we budgeted at the beginning of the year, up to a maximum of 75% of his annual base salary then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year. For 2007, the Compensation Committee choose financial targets for determining eligibility for the above-referenced cash incentive bonus that are determined 50% on the achievement of set budgetary forecast targets for revenue growth and 50% on the achievement of set budgetary forecast targets for EBITDA, which is determined by taking net profit and adding back in interest expense (income), net (after deduction of minority interest), depreciation of fixed assets, taxes (after deduction of minority interest), and amortization of inventory adjustments and of intangible assets, capitalized software costs and technology impairment. New targets will be chosen for 2008 and 2009 based upon future budgetary forecasts.

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

Upon termination of employment, the employment agreement provides for payment of all accrued and unpaid compensation and benefits (including under most circumstances Israeli statutory severance, described above), and (unless we have terminated the agreement for Cause or Mr. Ehrlich has terminated the agreement without Good Reason and without giving us 120 days’ notice of termination) bonuses (to the extent earned) due for the year in which employment is terminated and severance pay in the amount of up to $1,625,400, except that in the event of termination at the end of a contract term due to non-renewal by either party, and in the event of termination by Mr. Ehrlich on 120 days’ prior notice, the severance pay will be only that amount that has vested (meaning that it had been scheduled to have been deposited in trust as described in the next paragraph). Furthermore, all outstanding options and certain of the restricted stock will be fully vested.

A table describing the payments that would have been due to Mr. Ehrlich under his employment agreement had Mr. Ehrlich’s employment with us been terminated at the end of 2006 under various circumstances (pursuant to the terms of his then-current employment agreement) appears under “Potential Payments and Benefits upon Termination of Employment - Robert S. Ehrlich,” below.

Pursuant to the terms of our employment agreement Mr. Ehrlich, funds to secure payment of Mr. Ehrlich’s contractual severance are to be deposited for his benefit, with payments to be made pursuant to an agreed-upon schedule. As of December 31, 2006, a total of $617,240 had been deposited. These funds continue to be owned by us, and we benefit from all gains and bear the risk of all losses resulting from investments of these funds.

Steven Esses

Mr. Esses is party to an employment agreement with us executed in May 2005, effective as of January 1, 2005. The term of this employment agreement, pursuant to an automatic extension, currently expires on December 31, 2008, and is extended automatically for additional terms of two years each unless either Mr. Esses or we terminate the agreement sooner.

The employment agreement provides for a base salary of $5,000 per month, as adjusted annually for Israeli inflation and devaluation of the Israeli shekel against the U.S. dollar, if any. Additionally, the board may at its discretion raise Mr. Esses’s base salary.

The employment agreement provides that if the results we actually attain in a given year are at least 90% of the amount we budgeted at the beginning of the year, we will pay a bonus, on a sliding scale, in an amount equal to a minimum of 20% of Mr. Esses’s annual base salary then in effect, up to a maximum of 75% of his annual base salary then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year. For 2007, the Compensation Committee choose financial targets for determining eligibility for the above-referenced cash incentive bonus that are determined 50% on the achievement of set budgetary forecast targets for revenue growth and 50% on the achievement of set budgetary forecast targets for EBITDA, which is determined by taking net profit and adding back in interest expense (income), net (after deduction of minority interest), depreciation of fixed assets, taxes (after deduction of minority interest), and amortization of inventory adjustments and of intangible assets, capitalized software costs and technology impairment. New targets will be chosen for 2008 based upon future budgetary forecasts.

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

Upon termination of employment, the employment agreement provides for payment of all accrued and unpaid compensation, and (unless we have terminated the agreement for Cause or Mr. Esses has terminated the agreement without Good Reason and without giving us 150 days’ notice of termination) bonuses (to the extent earned) due for the year in which employment is terminated (in an amount of not less than 20% of base salary) and severance pay in the amount of $330,000, except that in the event of termination of the agreement following a change of control or a change in the primary location from which Mr. Esses shall have conducted his business activities during the 60 days prior to such termination, the amount payable is doubled. Furthermore, certain benefits will continue (for a shorter period, in the event of early retirement) and all outstanding options will be fully vested.

A table describing the payments that would have been due to Mr. Esses under his employment agreement had Mr. Esses’s employment with us been terminated at the end of 2006 under various circumstances appears under “Potential Payments and Benefits upon Termination of Employment - Steven Esses,” below.

Pursuant to the terms of our employment agreement Mr. Esses, funds to secure payment of Mr. Esses’s contractual severance are to be deposited for his benefit, with payments to be made pursuant to an agreed-upon schedule. As of December 31, 2006, a total of $100,000 had been deposited. These funds continue to be owned by us, and we benefit from all gains and bear the risk of all losses resulting from investments of these funds.

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

Avihai Shen - Severance Agreement

On December 30, 2005, we and Mr. Shen agreed that Mr. Shen would step down from his position as Vice President - Finance and Chief Financial Officer, effective no later than March 31, 2006. In connection with the departure of Mr. Shen from the position of Vice President - Finance and Chief Financial Officer, we and Mr. Shen executed a Separation Agreement dated January 5, 2006. Pursuant to the terms of this Separation Agreement, we made the following payments to Mr. Shen:

➢	$81,884, representing statutory severance under the Israeli law;

➢
$111,568, representing additional severance in the amount of (1) $98,733, which was 7.9 months’ salary at the annual salary rate of $150,000 per year, and (2) $12,835, which is the value of 7.9 months’ of agreed benefits applicable to an annual salary rate of $150,000 per year; and

➢	Payment in respect of accrued but unused vacation through the date of termination.

Mr. Shen has asserted that the terms of his Separation Agreement should be interpreted to provide him with an additional severance payment of approximately $75,000. We have vigorously rejected this assertion, and are presently in arbitration with Mr. Shen on this issue.

Others

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

Under the laws of Israel, an employee of ours who has been dismissed from service, died in service, retired from service upon attaining retirement age, or left due to poor health, maternity or certain other reasons, is entitled to severance pay at the rate of one month’s salary for each year of service, pro rata for partial years of service. We currently fund this obligation by making monthly payments to approved private provident funds and by its accrual for severance pay in the consolidated financial statements. See Note 2.t. of the Notes to the Consolidated Financial Statements.

Potential Payments and Benefits upon Termination of Employment

This section sets forth in tabular form quantitative disclosure regarding estimated payments and other benefits that would have been received by certain of our executive officers if their employment had terminated on December 29, 2006 (the last business day of the fiscal year).

Mr. Paup’s employment agreement contains no provision with respect to payments or benefits upon termination of employment, and hence there is no tabular disclosure with respect to him below.

Mr. Shen, who left our employ in the first quarter of 2006, was not serving as one of our executive officers at the end of 2006. When Mr. Shen left our employ, in lieu of all benefits to which Mr. Shen might otherwise have been entitled, Mr. Shen received payments in accordance with the terms of the severance agreement entered into by him and us in January 2006, and hence there is no tabular disclosure with respect to him below. See “- Employment Contracts - Avihai Shen Severance Agreement,” above, for a detailed discussion of such payments.

For a narrative description of the severance and change in control arrangements in the employment contracts of Messrs. Ehrlich and Esses, see “- Employment Contracts,” above. Each of Messrs. Ehrlich and Esses will be eligible to receive severance payments in excess of accrued but unpaid items only if he signs a general release of claims.

Robert S. Ehrlich

The following table describes the potential payments and benefits upon employment termination for Robert S. Ehrlich, our Chairman and Chief Executive Officer, pursuant to applicable law and the terms of his employment agreement with us, as if his employment had terminated on December 29, 2006 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

ROBERT S. EHRLICH

Payments and Benefits	Non- Renewal(1)	Death or Disability(2)	Cause(3)	Good Reason(4)	Change of Control(5)	Retirement(6)	Termination at Will(7)	Other Employee Termination(8)
Accrued but unpaid:
Base salary	$25,000	$25,000	$25,000	$25,000	$25,000	$25,000	$25,000	$25,000
Bonus	6,960	6,960	6,960	6,960	6,960	6,960	6,960	6,960
Vacation	32,352	32,352	32,352	32,352	32,352	32,352	32,352	32,352
Recuperation pay(9)	314	314	314	314	314	314	314	314
Benefits:
Manager’s insurance(10)	3,958	3,958	3,958	3,958	3,958	3,958	3,958	3,958
Continuing education fund(11)	1,875	1,875	1,875	1,875	1,875	1,875	1,875	1,875
Tax gross-up on automobile	1,777	1,777	-	1,777	1,777	1,777	1,777	-
Contractual severance	1,218,750	1,625,400	-	1,625,400	3,250,800	1,625,400	1,218,750	-
Statutory severance(12)	407,163	407,163	-	407,163	407,163	407,163	407,163	-
Benefits:
Manager’s insurance(10)	142,470	142,470	-	142,470	142,470	142,470	142,470	-
Vacation	81,818	81,818	-	81,818	81,818	81,818	81,818	-
Continuing education fund(12)	67,500	67,500	-	67,500	67,500	67,500	67,500	-
Automobile(13)	42,857	42,857	-	42,857	42,857	42,857	42,857	-
Tax gross-up(13)	57,858	57,858	-	57,858	57,858	57,858	57,858	-
TOTAL:	$2,090,652	$2,497,302	$70,459	$2,497,302	$4,122,702	$2,497,302	$2,090,652	$70,459

(1)
“Non-renewal” is defined in Mr. Ehrlich’s employment agreement as a decision, made with written notice of at least 120 days in advance of the effective date of such decision, by either us or Mr. Ehrlich not to renew Mr. Ehrlich’s employment for an additional one-year term. Pursuant to the terms of Mr. Ehrlich’s employment agreement, in the absence of such notice, Mr. Ehrlich’s employment agreement automatically renews.

(2)
“Disability” is defined in Mr. Ehrlich’s employment agreement as a physical or mental infirmity which impairs the Mr. Ehrlich’s ability to substantially perform his duties and which continues for a period of at least 180 consecutive days.

(3)
“Cause” is defined in Mr. Ehrlich’s employment agreement as (i) conviction for fraud, crimes of moral turpitude or other conduct which reflects on us in a material and adverse manner; (ii) a willful failure to carry out a material directive of our Board of Directors, provided that such directive concerned matters within the scope of Mr. Ehrlich’s duties, would not give Mr. Ehrlich “Good Reason” to terminate his agreement (see footnote 4 below) and was capable of being reasonably and lawfully performed; (iii) conviction in a court of competent jurisdiction for embezzlement of our funds; and (iv) reckless or willful misconduct that is materially harmful to us.

(4)
“Good Reason” is defined in Mr. Ehrlich’s employment agreement as (i) a change in Mr. Ehrlich’s status, title, position or responsibilities which, in Mr. Ehrlich’s reasonable judgment, represents a reduction or demotion in his status, title, position or responsibilities as in effect immediately prior thereto; (ii) a reduction in Mr. Ehrlich’s base salary; (iii) the failure by us to continue in effect any material compensation or benefit plan in which Mr. Ehrlich is participating; (iv) the insolvency or the filing (by any party, including us) of a petition for the winding-up of us; (v) any material breach by us of any provision of Mr. Ehrlich’s employment agreement; (vi) any purported termination of Mr. Ehrlich’s employment for cause by us which does not comply with the terms of Mr. Ehrlich’s employment agreement; and (vii) any movement of the location where Mr. Ehrlich is generally to render his services to us from the Jerusalem/Tel Aviv area of Israel.

(5)
“Change of Control” is defined in Mr. Ehrlich’s employment agreement as (i) the acquisition (other than from us in any public offering or private placement of equity securities) by any person or entity of beneficial ownership of 20% or more of the combined voting power of our then-outstanding voting securities; or (ii) individuals who, as of January 1, 2000, were members of our Board of Directors (the “Original Board”), together with individuals approved by a vote of at least ⅔ of the individuals who were members of the Original Board and are then still members of our Board, cease for any reason to constitute at least ⅓ of our Board of us; or (iii) approval by our shareholders of a complete winding-up or an agreement for the sale or other disposition of all or substantially all of our assets.

(6)
“Retirement” is not defined in Mr. Ehrlich’s employment agreement; in view of Mr. Ehrlich’s age at the time the employment agreement was negotiated and entered into, the concept of retirement was subsumed into Termination at Will.

(7)
“Termination at Will” is defined in Mr. Ehrlich’s employment agreement as Mr. Ehrlich terminating his employment with us on written notice of at least 120 days in advance of the effective date of such termination.

(8)	“Other Employee Termination” means a termination by Mr. Ehrlich of his employment without giving us the advance notice of 120 days needed to make such a termination qualify as a “Termination at Will.”

(9)	Pursuant to Israeli law and our customary practice, we pay Mr. Ehrlich in July of each year the equivalent of ten days’ “recuperation pay” at the statutory rate of NIS 318 (approximately $75) per day.

(10)
Payments to managers’ insurance, a benefit customarily given to senior executives in Israel, come to a total of 15.83% of base salary, consisting of 8.33% for payments to a fund to secure payment of statutory severance obligations, 5% for pension and 2.5% for disability. The managers’ insurance funds reflected in the table do not include the 8.33% payments to a fund to secure payment of statutory severance obligations with respect to amounts paid prior to December 29, 2006, which funds are reflected in the table under the “Statutory severance” heading.

(11)
Pursuant to Israeli law, we must contribute an amount equal to 7.5% of Mr. Ehrlich’s base salary to a continuing education fund, up to the permissible tax-exempt salary ceiling according to the income tax regulations in effect from time to time. At December 29, 2006, the ceiling then in effect was NIS 15,712 (approximately $3,720). In Mr. Ehrlich’s case, we have customarily contributed to his continuing education fund in excess of the tax-exempt ceiling, and then reimbursed Mr. Ehrlich for the tax. The sums in the table reflect this additional contribution and the resultant tax reimbursement.

(12)	Under Israeli law, employees terminated other than for cause receive severance in the amount of one month’s base salary for each year of work, at their salary rate at the date of termination.

(13)
Under the terms of Mr. Ehrlich’s employment agreement, we must under certain circumstances provide him with the use of the company car that he was driving at the time of termination for a period of time after termination and pay the tax on the benefit thereon. The taxable value of this use is reflected in the table.

Steven Esses

The following table describes the potential payments and benefits upon employment termination for Steven Esses, our President and Chief Operating Officer, pursuant to applicable law and the terms of his employment agreement with us, as if his employment had terminated on December 29, 2006 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

See also “Item 13. Certain Relationships and Related Transactions - Consulting Agreement with Sampen Corporation,” below.

STEVEN ESSES

Payments and Benefits	Non- Renewal(1)	Death or Disability(2)	Cause(3)	Good Reason(4)	Change of Control(5)	Change of Location(6)	Retirement(7)	Early Retirement(8)	Other Employee Termination(9)
Accrued but unpaid(10)
Base salary	$5,000	$5,000	$5,000	$5,000	$5,000	$5,000	$5,000	$5,000	$5,000
Vacation	39,068	39,068	39,068	39,068	39,068	39,068	39,068	39,068	39,068
Sick leave(11)	17,455	17,455	-	17,455	17,455	17,455	17,455	17,455	-
Recuperation pay(12)	188	188	188	188	188	188	188	188	188
Benefits:
Manager’s insurance(13)	792	792	792	792	792	792	792	792	792
Continuing education fund(14)	1,335	1,335	1,335	1,335	1,335	1,335	1,335	1,335	1,335
Tax gross-up on automobile	1,912	1,912	-	1,912	1,912	1,912	1,912	1,912	-
Contractual severance	330,000	330,000	-	330,000	660,000	330,000	330,000	330,000	-
Statutory severance(15)	16,198	16,198	-	16,198	16,198	16,198	16,198	16,198	-
Benefits:
Manager’s insurance(13)	9,498	9,498	-	9,498	9,498	9,498	9,498	9,498	-
Vacation	5,455	5,455	-	5,455	5,455	5,455	5,455	5,455	-
Continuing education fund(14)	16,020	16,020	-	16,020	16,020	16,020	16,020	16,020	-
Automobile(16)	10,128	10,128	-	10,128	10,128	10,128	10,128	10,128	-
Tax gross-up(16)	12,440	12,440	-	12,440	12,440	12,440	12,440	12,440	-
TOTAL:	$465,489	$465,489	$46,383	$465,489	$795,489	$465,489	$465,489	$465,489	$46,383

(1)
“Non-renewal” is defined in Mr. Esses’s employment agreement as a decision, made with written notice of at least 90 days in advance of the effective date of such decision, by either us or Mr. Esses not to renew Mr. Esses’s employment for an additional two-year term. Pursuant to the terms of Mr. Esses’s employment agreement, in the absence of such notice, Mr. Esses’s employment agreement automatically renews.

(2)
“Disability” is defined in Mr. Esses’s employment agreement as a physical or mental infirmity which impairs the Mr. Esses’s ability to substantially perform his duties and which continues for a period of at least 180 consecutive days.

(3)
“Cause” is defined in Mr. Esses’s employment agreement as (i) conviction for fraud, crimes of moral turpitude or other conduct which reflects on us in a material and adverse manner; (ii) a willful failure to carry out a material directive of our Chief Executive Officer, provided that such directive concerned matters within the scope of Mr. Esses’s duties, would not give Mr. Esses “Good Reason” to terminate his agreement (see footnote 4 below) and was capable of being reasonably and lawfully performed; (iii) conviction in a court of competent jurisdiction for embezzlement of our funds; and (iv) reckless or willful misconduct that is materially harmful to us.

(4)
“Good Reason” is defined in Mr. Esses’s employment agreement as (i) a change in (a) Mr. Esses’s status, title, position or responsibilities which, in Mr. Esses’s reasonable judgment, represents a reduction or demotion in his status, title, position or responsibilities as in effect immediately prior thereto, or (b) in the primary location from which Mr. Esses shall have conducted his business activities during the 60 days prior to such change; or (ii) a reduction in Mr. Esses’s base salary; (iii) the failure by us to continue in effect any material compensation or benefit plan in which Mr. Esses is participating; (iv) the insolvency or the filing (by any party, including us) of a petition for the winding-up of us; (v) any material breach by us of any provision of Mr. Esses’s employment agreement; and (vi) any purported termination of Mr. Esses’s employment for cause by us which does not comply with the terms of Mr. Esses’s employment agreement.

(5)
“Change of Control” is defined in Mr. Esses’s employment agreement as (i) the acquisition (other than from us in any public offering or private placement of equity securities) by any person or entity of beneficial ownership of 30% or more of the combined voting power of our then-outstanding voting securities; or (ii) individuals who, as of January 1, 2000, were members of our Board of Directors (the “Original Board”), together with individuals approved by a vote of at least ⅔ of the individuals who were members of the Original Board and are then still members of our Board, cease for any reason to constitute at least ⅓ of our Board of us; or (iii) approval by our shareholders of a complete winding-up or an agreement for the sale or other disposition of all or substantially all of our assets.

(6)
“Change of location” is defined in Mr. Esses’s employment agreement as a change in the primary location from which Mr. Esses shall have conducted his business activities during the 60 days prior to such change.

(7)	“Retirement” is defined as Mr. Esses terminating his employment with us at age 65 or older on at least 150 days’ prior notice.

(8)	“Early Retirement” is defined as Mr. Esses terminating his employment with us at age 55 or older (up to age 65) on at least 150 days’ prior notice.

(9)
Any termination by Mr. Esses of his employment with us that does not fit into any of the prior categories, including but not limited to Mr. Esses terminating his employment with us, with or without notice, other than at the end of an employment term or renewal thereof, in circumstances that do not fit into any of the prior categories.

(10)
Does not include a total of $12,800 in accrued but unpaid consulting fees due at December 29, 2006 to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions - Consulting Agreement with Sampen Corporation,” below.

(11)	Limited to an aggregate of 30 days.

(12)	Pursuant to Israeli law and our customary practice, we pay Mr. Esses in July of each year the equivalent of six days’ “recuperation pay” at the statutory rate of NIS 318 (approximately $75) per day.

(13)
Payments to managers’ insurance, a benefit customarily given to senior executives in Israel, come to a total of 15.83% of base salary, consisting of 8.33% for payments to a fund to secure payment of statutory severance obligations, 5% for pension and 2.5% for disability. The managers’ insurance funds reflected in the table do not include the 8.33% payments to a fund to secure payment of statutory severance obligations with respect to amounts paid prior to December 29, 2006, which funds are reflected in the table under the “Statutory severance” heading.

(14)
Pursuant to Israeli law, we must contribute an amount equal to 7.5% of Mr. Esses’s base salary to a continuing education fund, up to the permissible tax-exempt salary ceiling according to the income tax regulations in effect from time to time. At December 29, 2006, the ceiling then in effect was NIS 15,712 (approximately $3,720). In Mr. Esses’s case, we have customarily contributed to his continuing education fund in excess of the tax-exempt ceiling, and then reimbursed Mr. Esses for the tax. The sums in the table reflect this additional contribution and the resultant tax reimbursement.

(15)	Under Israeli law, employees terminated other than for cause receive severance in the amount of one month’s base salary for each year of work, at their salary rate at the date of termination.

(16)
Under the terms of Mr. Esses’s employment agreement, we must under certain circumstances provide him with the use of the company car that he was driving at the time of termination for a period of time after termination and pay the tax on the benefit thereon. The taxable value of this use is reflected in the table.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our board of directors for the 2006 fiscal year consisted of Dr. Jay M. Eastman, Jack E. Rosenfeld and Edward J. Borey. None of the members has served as our officers or employees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the security ownership, as of February 28, 2007, of those persons owning of record or known by us to own beneficially more than 5% of our common stock and of each of our Named Executive Officers and directors, and the shares of common stock held by all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)(3)	Percentage of Total Shares Outstanding(3)
Robert S. Ehrlich	529,466(4)	4.4%
Steven Esses	245,713(5)	2.0%
Thomas J. Paup	88,571(6)	*
Dr. Jay M. Eastman	8,571(7)	*
Jack E. Rosenfeld	8,713(8)	*
Lawrence M. Miller	32,693(9)	*
Edward J. Borey	6,142(10)	*
Prof. Seymour Jones	1,190(11)	*
All of our directors and executive officers as a group (8 persons)	921,060(12)	7.5%

*	Less than one percent.

(1)	The address of each named beneficial owner is in care of Arotech Corporation, 1229 Oak Valley Drive, Ann Arbor, Michigan 48108.

(2)
Unless otherwise indicated in these footnotes, each of the persons or entities named in the table has sole voting and sole investment power with respect to all shares shown as beneficially owned by that person, subject to applicable community property laws.

(3)
Based on 11,983,576 shares of common stock outstanding as of February 28, 2007. For purposes of determining beneficial ownership of our common stock, owners of options exercisable within sixty days are considered to be the beneficial owners of the shares of common stock for which such securities are exercisable. The percentage ownership of the outstanding common stock reported herein is based on the assumption (expressly required by the applicable rules of the Securities and Exchange Commission) that only the person whose ownership is being reported has exercised his options for shares of common stock.

(4)
Consists of 44,154 shares held directly by Mr. Ehrlich, 320,000 shares of unvested restricted stock (in which shares Mr. Ehrlich disclaims beneficial ownership), 3,571 shares held by Mr. Ehrlich’s wife (in which shares Mr. Ehrlich disclaims beneficial ownership), 11,527 shares held in Mr. Ehrlich’s pension plan, 214 shares held by children sharing the same household (in which shares Mr. Ehrlich disclaims beneficial ownership), and 150,000 shares issuable upon exercise of options exercisable within 60 days of February 28, 2007.

(5)
Consists of 11,785 shares held directly by Mr. Esses, 160,000 shares of unvested restricted stock (in which shares Mr. Esses disclaims beneficial ownership), and 73,928 shares issuable upon exercise of options exercisable within 60 days of February 28, 2007.

(6)
Consists of 85,000 shares of unvested restricted stock (in which shares Mr. Paup disclaims beneficial ownership) and 3,571 shares issuable upon exercise of options exercisable within 60 days of February 28, 2007.

(7)	Consists of 8,571 shares issuable upon exercise of options exercisable within 60 days of February 28, 2007.

(8)	Consists of 142 shares owned directly by Mr. Rosenfeld and 8,571 shares issuable upon exercise of options exercisable within 60 days of February 28, 2007.

(9)
Consists of 23,271 shares held by Mr. Miller as trustee of the Rose Gross Charitable Foundation, in which shares Mr. Miller disclaims beneficial ownership, 851 shares held directly by Mr. Miller, and 8,571 shares issuable upon exercise of options exercisable within 60 days of February 28, 2007.

(10)	Consists of 1,142 shares owned directly by Mr. Borey and 5,000 shares issuable upon exercise of options exercisable within 60 days of February 28, 2007.

(11)	Consists of 1,190 shares issuable upon exercise of options exercisable within 60 days of February 28, 2007.

(12)	Includes 259,402 shares issuable upon exercise of options exercisable within 60 days of February 28, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2006, with respect to our 1991, 1993, 1995, 1998 and 2004 stock option plans, as well as any other stock options and warrants previously issued by us (including individual compensation arrangements) as compensation for goods and services:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	1,535,829	$3.33	310,174

(1)
For a description of the material features of grants of options and warrants other than options granted under our employee stock option plans, please see Note 13.d. and 13.e. of the Notes to the Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Officer Loans

On December 3, 1999, Robert S. Ehrlich purchased 8,928 shares of our common stock out of our treasury at the closing price of the common stock on December 2, 1999. Payment was rendered by Mr. Ehrlich in the form of non-recourse promissory notes due in 2009 in the amount of $167,975, bearing simple annual interest at a rate of 2%, secured by the shares of common stock purchased and other shares of common stock previously held by him. As of December 31, 2006, the aggregate amount outstanding pursuant to this promissory note was $201,570.

On February 9, 2000, Mr. Ehrlich exercised 9,404 stock options. Mr. Ehrlich paid the exercise price of the stock options and certain taxes that we paid on his behalf by giving us a non-recourse promissory note due in 2025 in the amount of $789,991, bearing annual interest (i) as to $329,163, at 1% over the then-current federal funds rate announced from time to time by the Wall Street Journal, and (ii) as to $460,828, at 4% over the then-current percentage increase in the Israeli consumer price index between the date of the loan and the date of the annual interest calculation, secured by the shares of our common stock acquired through the exercise of the options and certain compensation due to Mr. Ehrlich upon termination. As of December 31, 2006, the aggregate amount outstanding pursuant to this promissory note was $766,027.

On June 10, 2002, Mr. Ehrlich exercised 3,571 stock options. Mr. Ehrlich paid the exercise price of the stock options by giving us a non-recourse promissory note due in 2012 in the amount of $36,500, bearing simple annual interest at a rate equal to the lesser of (i) 5.75%, and (ii) 1% over the then-current federal funds rate announced from time to time, secured by the shares of our common stock acquired through the exercise of the options. As of December 31, 2006, the aggregate amount outstanding pursuant to this promissory note was $42,818.

Consulting Agreement with Sampen Corporation

We have a consulting agreement with Sampen Corporation that we executed in March 2005, effective as of January 1, 2005. Sampen is a New York corporation owned by members of Steven Esses’s immediate family, and Mr. Esses is an employee of both the Company and of Sampen. The term of this consulting agreement as extended expires on December 31, 2008, and is extended automatically for additional terms of two years each unless either Sampen or we terminate the agreement sooner.

Pursuant to the terms of our agreement with Sampen, Sampen provides one of its employees to us for such employee to serve as our Chief Operating Officer. We pay Sampen $12,800 per month, plus an annual bonus, on a sliding scale, in an amount equal to a minimum of 20% of Sampen’s annual base compensation then in effect, up to a maximum of 75% of its annual base compensation then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year. We also pay Sampen, to cover the cost of our use of Sampen’s offices as an ancillary New York office and the attendant expenses and insurance costs, an amount equal to 16% of each monthly payment of base compensation.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee’s charter, all audit and audit-related work and all non-audit work performed by our independent accountants, BDO Seidman, LLP (“BDO”), is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered. Prior to June 20, 2006, when BDO was retained by us as our independent accountants, Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global, served as our independent accountants.

➢
Audit Fees. Audit fees billed or expected to be billed to us by BDO for the audit of the financial statements included in our Annual Report on Form 10-K, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for the years ended December 31, 2006 and 2005 totaled approximately $456,000 and $0, respectively.

➢
Audit-Related Fees. BDO billed us $15,000 and $0 for the fiscal years ended December 31, 2006 and 2005, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

➢	Tax Fees. BDO billed us $9,000 and $0 for the fiscal years ended December 31, 2006 and 2005, respectively, for tax services.

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

(3)
Exhibits - The following Exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

	Exhibit No.	Description
(1)	3.1	Amended and Restated Certificate of Incorporation

(4)	3.1.1	Amendment to our Amended and Restated Certificate of Incorporation

(13)	3.1.2	Amendment to our Amended and Restated Certificate of Incorporation

(14)	3.1.3	Amendment to our Amended and Restated Certificate of Incorporation

(24)	3.1.4	Amendment to our Amended and Restated Certificate of Incorporation

(2)	3.2	Amended and Restated By-Laws

(14)	4.1	Specimen Certificate for shares of common stock, $.01 par value

† (1)	10.1.1	Form of Management Employment Agreements

† * (1)	10.1.2	General Employee Agreements

* (1)	10.2	Office of Chief Scientist documents

(2)	10.2.1	Letter from the Office of Chief Scientist to us dated January 4, 1995

(20)	10.3	Promissory Note dated December 3, 1999, from Robert S. Ehrlich to us

(20)	10.4	Promissory Note dated February 9, 2000, from Robert S. Ehrlich to us

(20)	10.5	Promissory Note dated January 12, 2001, from Robert S. Ehrlich to us

(3)	10.6	Form of Common Stock Purchase Warrant dated May 8, 2001

(4)	10.7	Securities Purchase Agreement dated December 31, 2002 between us and the Investors

(4)	10.8	Form of 9% Secured Convertible Debenture due June 30, 2005

(4)	10.9	Form of Warrant dated December 31, 2002

(4)	10.10	Form of Security Agreement dated December 31, 2002

(4)	10.11	Form of Intellectual Property Security Agreement dated December 31, 2002

†(5)	10.12	Settlement Agreement and Release between us and Yehuda Harats dated December 31, 2002

(5)	10.13	Commercial lease agreement between Commerce Square Associates L.L.C. and I.E.S. Electronics Industries U.S.A., Inc. dated September 24, 1997

Exhibit No.	Description
(5)	10.14	Amendment to Commercial lease agreement between Commerce Square Associates L.L.C. and I.E.S. Electronics Industries U.S.A., Inc. dated as of May 1, 2000

(5)	10.15	Agreement of Lease dated December 6, 2000 between Janet Nissim et al. and M.D.T. Protection (2000) Ltd. [English summary of Hebrew original]

(5)	10.16	Agreement of Lease dated August 22, 2001 between Aviod Building and Earthworks Company Ltd. et al. and M.D.T. Protective Industries Ltd. [English summary of Hebrew original]

(6)	10.17	Securities Purchase Agreement dated September 30, 2003 between us and the Investors named therein

(19)	10.17.1	Amendment Agreement dated February 15, 2006 between us and Smithfield Fiduciary LLC

(6)	10.18	Form of 8% Secured Convertible Debenture due September 30, 2006

(6)	10.19	Form of Warrant dated September 30, 2003

(6)	10.20	Form of Security Agreement dated September 30, 2003

(6)	10.21	Form of Intellectual Property Security Agreement dated September 30, 2003

(7)	10.22	Form of Amendment and Exercise Agreement dated December 10, 2003

(7)	10.23	Form of Supplemental Warrant dated December 18, 2003

(8)	10.24	Stock Purchase and Sale Agreement dated January 7, 2004 between us and the stockholders of FAAC Incorporated

(8)	10.25	Securities Purchase Agreement dated January 7, 2004 between us and the Investors named therein

(8)	10.26	Registration Rights Agreement dated January 7, 2004 between us and the Investors named therein

(8)	10.27	Form of Warrant dated January __, 2004

(9)	10.28	Share Purchase Agreement dated January __, 2004 between us and the stockholders of Epsilor Electronics Industries, Ltd.

(9)	10.29	Management Agreement dated January __, 2004 among us, Office Line Ltd. and Hezy Aspis

*(10)	10.30	Settlement Agreement between us and I.E.S. Electronics Industries, Ltd. dated February 4, 2004

†(11)	10.31	Consulting agreement dated January 1, 2004 between us and Edward J. Borey

(11)	10.32	Promissory Note dated July 1, 2002 from Robert S. Ehrlich to us

(11)	10.33	Lease dated April 8, 1997, between AMR Holdings, L.L.C. and FAAC Incorporated

(11)	10.34	Lease dated as of March 22, 2004 between us and Fisk Building Associates L.L.C.

(12)	10.35	Stock Purchase Agreement dated as of July 15, 2004 between us and Armour of America, Incorporated and its sole stockholder

(13)	10.36	Securities Purchase Agreement dated as of July 15, 2004, by and among us and various investors

Exhibit No.	Description
†(14)	10.37	Consulting Agreement, effective as of January 1, 2005, between us and Sampen Corporation

† **	10.38	Fourth Amended and Restated Employment Agreement, dated April 16, 2007, between us, EFL and Robert S. Ehrlich

†(15)	10.39	Employment Agreement, effective as of January 1, 2005 between EFL and Steven Esses

(16)	10.40	Stock Purchase Agreement dated as of May 17, 2005, by and among us and various purchasers

(17)	10.41	Securities Purchase Agreement dated September 29, 2005 between us and the Investors named therein

(22)	10.41.1	Conversion Agreement dated April 7, 2006 between us and the Investors named therein

(17)	10.42	Form of Senior Secured Convertible Note due March 31, 2008

(17)	10.43	Form of Warrant dated September 29, 2005

(17)	10.44	Form of Security Agreement dated September 29, 2005

(17)	10.45	Form of Intellectual Property Security Agreement dated September 29, 2005

† (18)	10.46	Employment Agreement between the Company and Thomas J. Paup dated December 30, 2005

† (18)	10.47	Separation Agreement and Release of Claims among the Company, EFL and Avihai Shen dated January 5, 2006

(19)	10.48	Form of Warrant dated February 15, 2006

(20)	10.49	Lease dated February 10, 2006 between Arbor Development Company LLC and FAAC Incorporated

(21)	10.50	Form of Warrant dated March 27, 2006

(23)	10.51	Form of Warrant dated April 11, 2006

(14)	21.1	List of Subsidiaries of the Registrant

**	23.1	Consent of BDO Seidman, LLP

**	23.2	Consent of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global

**	23.3	Consent of Stark Winter Schenkein & Co., LLP

**	31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**	31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	English translation or summary from original Hebrew

**	Filed herewith

†	Includes management contracts and compensation plans and arrangements

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-73256), which became effective on February 23, 1994

(2)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-97944), which became effective on February 5, 1996

(3)	Incorporated by reference to our Current Report on Form 8-K filed May 7, 2001 (EDGAR Film No. 1623989)

(4)	Incorporated by reference to our Current Report on Form 8-K filed January 6, 2003

(5)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002

(6)	Incorporated by reference to our Current Report on Form 8-K filed October 3, 2003

(7)	Incorporated by reference to our Current Report on Form 8-K filed December 23, 2003

(8)	Incorporated by reference to our Current Report on Form 8-K filed January 9, 2004

(9)	Incorporated by reference to our Current Report on Form 8-K filed February 4, 2004

(10)	Incorporated by reference to our Current Report on Form 8-K filed February 5, 2004

(11)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003

(12)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004

(13)	Incorporated by reference to our Current Report on Form 8-K filed July 15, 2004

(14)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004

(15)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004

(16)	Incorporated by reference to our Current Report on Form 8-K filed May 17, 2005

(17)	Incorporated by reference to our Current Report on Form 8-K filed September 30, 2005

(18)	Incorporated by reference to our Current Report on Form 8-K filed January 5, 2006

(19)	Incorporated by reference to our Current Report on Form 8-K filed February 16, 2006

(20)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005

(21)	Incorporated by reference to our Current Report on Form 8-K filed March 30, 2006

(22)	Incorporated by reference to our Current Report on Form 8-K filed April 7, 2006

(23)	Incorporated by reference to our Current Report on Form 8-K filed April 12, 2006

(24)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2007.

AROTECH CORPORATION

By:	/s/ Robert S. Ehrlich
Name: Robert S. Ehrlich Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Ehrlich	Chairman Chief Executive Officer and Director	April 16, 2007
Robert S. Ehrlich	(Principal Executive Officer

/s/ Thomas J. Paup	Vice President - Finance	April 16, 2007
Thomas J. Paup	(Principal Financial Officer)

/s/ Norman Johnson	Controller	April 16, 2007
Norman Johnson	(Principal Accounting Officer)

/s/ Steven Esses	President, Chief Operating Officer	April 16, 2007
Steven Esses	and Director

/s/ Jay M. Eastman	Director	April 16, 2007
Dr. Jay M. Eastman

/s/ Lawrence M. Miller	Director	April 16, 2007
Lawrence M. Miller

/s/ Jack E. Rosenfeld	Director	April 16, 2007
Jack E. Rosenfeld

/s/ Edward J. Borey	Director	April 16, 2007
Edward J. Borey

/s/ Seymour Jones	Director	April 16, 2007
Seymour Jones

BDO Seidman, LLP Accountants and Consultants	99 Monroe Ave. NW, Suite 800 Grand Rapids, MI 49503-2698

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arotech Corporation:

We have audited the accompanying consolidated balance sheet of Arotech Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of operation, changes in stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arotech Corporation and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

Grand Rapids, Michigan
April 15, 2007

■ Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 67067, Israel	■ Phone: 972-3-6232525 Fax: 972-3-5622555

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

AROTECH CORPORATION

We have audited the accompanying consolidated balance sheets of Arotech Corporation (the "Company") and its subsidiaries as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in Item 15(a)(2) of the Company’s Form10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of "Armor of America Incorporated," a wholly-owned subsidiary of the Company, which statements reflect total assets of 2.8% of the consolidated assets of the Company as of December 31, 2005, and total revenues of 8.8% and 5% of the consolidated revenues of the Company for the years ended December 31, 2005 and 2004, respectively. We also did not audit the financial statements of "IES Interactive Training, Inc.,” a wholly-owned subsidiary of the Company, which statements reflect total assets of 3.5% of the consolidated assets of the Company as of December 31, 2005, and total revenues of 11.8% of the consolidated revenues of the Company for the year then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the data included for these subsidiaries, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Additionally, in our opinion based on our audits, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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
STARK♦ WINTER♦ SCHENKEIN& CO., LLP ♦ Certified Public Accountants ♦ Financial Consultants

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

Denver, Colorado
March 10, 2006
STARK♦ WINTER♦ SCHENKEIN& CO., LLP ♦ Certified Public Accountants ♦ Financial Consultants

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

STARK♦ WINTER♦ SCHENKEIN& CO., LLP ♦ Certified Public Accountants ♦ Financial Consultants

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
Denver, Colorado
January 31, 2006
STARK♦ WINTER♦ SCHENKEIN& CO., LLP ♦ Certified Public Accountants ♦ Financial Consultants

7535 EAST HAMPDEN AVENUE ♦ SUITE 109 ♦ DENVER, COLORADO 80231
PHONE: 303.694.6700 ♦ FAX: 303.694.6761 ♦ TOLL FREE: 888.766.3985 ♦ WWW.SWSCPAS.COM

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In U.S. dollars

	December 31,
	2006	2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,368,872	$6,150,652
Restricted collateral deposits and restricted held-to-maturity securities	648,975	3,897,113
Escrow receivable	1,479,826	-
Available for sale marketable securities	41,166	35,984
Trade receivables (net of allowance for doubtful accounts in the amounts of $159,000 and $176,000 as of December 31, 2006 and 2005, respectively)	7,780,965	11,747,876
Unbilled receivables	6,902,533	5,228,504
Other accounts receivable and prepaid expenses	1,134,622	2,264,331
Inventories	7,851,820	7,815,806

Total current assets	28,208,779	37,140,266

SEVERANCE PAY FUND	2,246,457	2,072,034

OTHER LONG TERM RECEIVABLES	262,608	-

RESTRICTED DEPOSITS	-	779,286

PROPERTY AND EQUIPMENT, NET	3,740,593	4,252,931

INVESTMENT IN AFFILIATED COMPANY	392,398	37,500

OTHER INTANGIBLE ASSETS, NET	9,502,214	11,027,499

GOODWILL	30,715,225	29,559,157

	$75,068,274	$84,868,673

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In U.S. dollars

	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$2,808,131	$5,830,820
Other accounts payable and accrued expenses	5,171,055	5,630,108
Current portion of capitalized leases	55,263	-
Current portion of promissory notes due to purchase of subsidiaries	302,900	603,764
Short term bank credit and current portion of long term loans	3,496,008	2,036,977
Deferred revenues	1,321,311	603,022
Convertible debenture	2,583,629	11,492,238
Liabilities of discontinued operations	-	120,000

Total current liabilities	15,738,297	26,316,929

LONG TERM LIABILITIES
Accrued severance pay	4,039,049	3,657,328
Long term portion of promissory notes due to purchase of subsidiaries	151,450	-
Long term portion of capitalized leases	158,120	-
Convertible debenture	-	8,590,233

Total long-term liabilities	4,348,619	12,247,561

COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)

MINORITY INTEREST	21,520	38,927

STOCKHOLDERS’ EQUITY:
Share capital -
Common stock - $0.01 par value each;
Authorized: 250,000,000 shares as of December 31, 2006 and 2005; Issued: 12,023,242 shares and 6,221,194 shares as of December 31, 2006 and 2005, respectively; Outstanding - 11,983,576 shares and 6,181,527 shares as of December 31, 2006 and 2005, respectively	120,232	870,969
Preferred shares - $0.01 par value each;
Authorized: 1,000,000 shares as of December 31, 2006 and 2005; No shares issued and outstanding as of December 31, 2006 and 2005	-	-
Additional paid-in capital	217,735,860	193,560,579
Accumulated deficit	(158,566,123)	(142,996,964)
Treasury stock, at cost (common stock - 39,666 shares as of December 31, 2006 and 2005)	(3,537,106)	(3,537,106)
Notes receivable from stockholders	(1,304,179)	(1,256,777)
Accumulated other comprehensive income (loss)	511,154	(375,445)

Total stockholders’ equity	54,959,838	46,265,256

	$75,068,274	$84,868,673

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

In U.S. dollars

	Year ended December 31,
	2006	2005	2004
Revenues	$43,120,739	$49,044,595	$49,953,846

Cost of revenues	32,493,646	34,383,736	34,011,094

Operating expenses:
Research and development, net	1,601,454	1,300,429	1,731,379
Selling and marketing expenses	3,714,322	4,471,590	4,922,217
General and administrative expenses	11,692,816	14,862,435	10,656,866
Amortization of intangible assets	1,853,442	3,070,748	2,494,556
Impairment of goodwill and other intangible assets	316,024	12,256,756	320,279

Total operating costs and expenses	19,178,058	35,961,958	20,125,297

Operating loss	(8,550,965)	(21,301,099)	(4,182,545)
Other income	361,560	338,900	-
Financial expenses, net	(7,519,900)	(2,705,689)	(4,228,965)

Loss before minorities interests in earnings of a subsidiaries and tax expenses	(15,709,305)	(23,667,888)	(8,411,510)
Income taxes	(232,159)	(237,672)	(586,109)
Gain (loss) from affiliated company	354,898	(75,000)	-
Minorities interests in loss (earnings) of a subsidiaries	17,407	57,149	(44,694)
Loss from continuing operations	(15,569,159)	(23,923,411)	(9,042,313)

Loss from discontinued operations	-	(120,000)	-
Net loss	$(15,569,159)	$(24,043,411)	$(9,042,313)

Deemed dividend to certain stockholders	$(434,185)	$-	$(3,328,952)

Net loss attributable to common stockholders	$(16,003,344)	$(24,043,411)	$(12,371,265)

Basic and diluted net loss per share from continuing operations	$(1.87)	$(4.07)	$(2.48)
Basic and diluted net profit (loss) per share from discontinued operations	$0.00	$(0.02)	$0.00
Basic and diluted net loss per share	$(1.87)	$(4.09)	$(2.48)

Weighted average number of shares used in computing basic and diluted net loss per share	8,569,191	5,872,093	4,995,218

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In U.S. dollars

	Common stock		Additional paid-in	Accumulated	Deferred stock	Treasury	Notes receivable from	Accumulated other comprehensive	Total comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	compensation	stock	stockholders	loss	income	equity
Balance as of January 1, 2004	3,426,601	$479,726	$135,702,413	$(109,911,240)	$(8,464)	$(3,537,106)	$(1,203,881)	$104,429		$21,625,877
Issuance of shares, net	1,009,892	141,384	24,252,939	-	-	-	-	-		24,394,323
Issuance of shares and warrants due to settlement of litigation	32,143	4,500	1,244,328	-	-	-	-	-		1,248,828
Issuance of shares to employees	2,857	400	92,800	-	-	-	-	-		93,200
Conversion of convertible debentures	274,552	38,437	3,754,279	-	-	-	-	-		3,792,716
Exercise of warrants by investors and others	811,667	113,633	19,119,638	-	-	-	-	-		19,233,271
Issuance of shares to consultants	6,444	902	198,489	-	-	-	-	-		199,391
Reclassification to liability in connection with warrants granted	-	-	(10,841,020)	-	-	-	-	-		(10,841,020)
Reclassification of liability to equity related to the fair value of warrants	-	-	10,514,181	-	-	-	-	-		10,514,181
Compensation related to non-recourse loan granted to shareholder	-	-	(10,000)	-	-	-	-	-		(10,000)
Deferred stock com-pensation related to options and restricted stock	52,857	7,400	2,074,057	-	(2,081,457)	-	-	-		-
Amortization of deferred stock com-pensation				-	831,626	-	-	-		831,626
Exercise of options by employees	64,089	8,972	1,101,172	-	-	-	-	-		1,110,144
Exercise of options by consultants	2,687	376	50,799	-	-	-	-	-		51,175
Issuance of shares in respect of FAAC acquisition	71,704	10,039	1,993,639	-	-	-	-	-		2,003,678
Accrued interest on notes re-ceivable from stockholders	-	-	18,990	-	-	-	(18,990)	-		-
Other comprehensive income - foreign currency translation adjustment	-	-	-	-	-	-	-	263,404	$263,404	263,404
Other comprehensive income - realized gain on available for sale marketable securities	-	-	-	-	-	-	-	4,502	4,502	4,502
Net loss	-	-	-	(9,042,313)	-	-	-	-	(9,042,313)	(9,042,313)
									$(8,774,407)
Balance as of December 31, 2004	5,755,493	$805,769	$189,266,704	$(118,953,553)	$(1,258,295)	$(3,537,106)	$(1,222,871)	$372,335		$65,472,983

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In U.S. dollars

	Common stock		Additional paid-in	Accumulated	Deferred stock	Treasury	Notes receivable from	Accumulated other comprehensive income	Total comprehensive income	Total stockholders'
	Shares	Amount	capital	deficit	compensation	stock	stockholders	(loss)	(loss)	equity
Balance as of January 1, 2005	5,759,786	$806,370	$189,266,103	$(118,953,553)	$(1,258,295)	$(3,537,106)	$(1,222,871)	$372,335	$-	$65,472,983
Issuance of shares, net	339,640	47,551	3,898,185	-	-	-	-	-	-	3,945,736
Shares issued to convertible debenture holders	82,976	11,617	441,434	-	-	-	-	-	-	453,051
Shares issued to consultant	36,232	5,073	516,200	-	-	-	-	-	-	521,273
Compensation related to non-recourse loan granted to shareholder	-	-	(28,500)	-	-	-	-	-	-	(28,500)
Employee options exercise	1,132	158	17,034	-	-	-	-	-	-	17,192
Shares issued to employees	714	100	(100)	-	-	-	-	-	-	-
Deferred stock compensation related to options and restricted stock	3,571	500	50,500	-	(51,000)	-	-	-	-	-
Amortization of deferred stock compensation	-	-	-	-	674,712	-	-	-	-	674,712
Cancellation of deferred stock compensation as a result of forfeitures	(2,857)	(400)	(244,880)	-	245,280	-	-	-	-	-
Interest accrued on notes receivable from shareholders	-	-	33,906	-	-	-	(33,906)	-	-	-
Other comprehensive loss - foreign currency translation adjustment	-	-	-	-	-	-	-	(746,016)	(746,016)	(746,016)
Other comprehensive loss - unrealized gain on available for sale marketable securities	-	-	-	-	-	-	-	(1,764)	(1,764)	(1,764)
Net loss	-	-	-	(24,043,411)	-	-	-	-	(24,043,411)	(24,043,411)
Total comprehensive loss	-	-	-	-	-	-	-	-	$(24,791,191)	-
Balance as of December 31, 2005	6,221,194	$870,969	$193,949,882	$(142,996,964)	$(389,303)	$(3,537,106)	$(1,256,777)	$(375,445)		$46,265,256

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In U.S. dollars

	Common stock		Additional paid-in	Accumulated	Deferred stock	Treasury	Notes receivable from	Accumulated other comprehensive income	Total comprehensive income	Total stockholders’
	Shares	Amount	capital	deficit	compensation	stock	stockholders	(loss)	(loss)	equity
Balance as of January 1, 2006	6,221,194	$870,969	$193,949,882	$(142,996,964)	$(389,303)	$(3,537,106)	$(1,256,777)	$(375,445)	$-	$46,265,256
Reclassification of common stock due to reverse stock split	(142)	(808,757)	808,757	-	-	-	-	-	-	-
FAS 123R reclassification	-	-	(389,303)	-	389,303	-	-	-	-	-
Principal installment of convertible debenture payment in shares	4,184,855	41,848	18,477,301	-	-	-	-	-	-	18,519,149
Warrants exercise	745,549	7,455	4,343,180	-	-	-	-	-	-	4,350,635
Amortization of deferred stock compensation	-	-	500,545	-	-	-	-	-	-	500,545
Stock options and restricted stock	871,786	8,717	(1,904)	-	-	-	-	-	-	6,813
Interest accrued on notes receivable from shareholders	-	-	47,402	-	-		(47,402)	-	-	-
Other comprehensive loss - foreign currency translation adjustment	-	-	-	-	-	-	-	885,733	885,733	885,733
Other comprehensive loss - unrealized gain on available for sale marketable securities	-	-	-	-	-	-	-	866	866	866
Net loss	-	-	-	(15,569,159)	-	-	-	-	(15,569,159)	(15,569,159))
Total comprehensive loss	-	-	-	-	-	-	-	-	(14,682,560)	-
Balance as of December 31, 2006	12,023,242	$120,232	$217,735,860	$(158,566,123)	$-	$(3,537,106)	$(1,304,179)	$511,154		$54,959,838

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In U.S. dollars

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(15,569,159)	$(24,043,411)	$(9,042,313)
Less loss for the period from discontinued operations	-	120,000	-
Adjustments required to reconcile net loss to net cash used in operating activities:
Minorities interests in earnings (loss) of subsidiary	(17,407)	(57,149)	44,694
Loss (gain) from affiliated company	(354,898)	75,000	-
Depreciation	1,966,748	1,373,580	1,199,465
Amortization of intangible assets, capitalized software costs and impairment of intangible assets	2,857,891	15,453,584	2,888,226
Remeasurement of liability in connection to warrants granted	(700,113)	(377,803)	(326,839)
Accrued severance pay, net	194,810	68,839	(441,610)
Compensation related to shares issued to employees and directors	500,545	674,713	884,826
Mark up of loans to stockholders	-	-	(32,397)
Write-off of inventories	292,864	1,062,336	121,322
Impairment of property and equipment	32,485	34,243	-
Financial expenses in connection with convertible debenture principle repayment	5,395,338	-	-
Amortization related to warrants issued to the holders of convertible debentures and beneficial conversion feature	1,485,015	1,702,753	4,142,109
Amortization deferred charges related to convertible debentures issuance	780,719	329,152	222,732
Stock-based compensation related to shares issued and to be issued to consultants and shares granted as a donation	6,536	538,058	89,078
Stock-based compensation related to non-recourse note granted to stockholder	-	(28,500)	(10,000)
Interest accrued or paid on promissory notes due to acquisition	-	19,704	39,311
Interest accrued on restricted collateral deposits	-	-	(267,179)
Capital loss (gain) from sale of marketable securities	-	2,695	(4,247)
Amortization of premium related to restricted held to maturity securities	-	42,234	202,467
Capital loss (gain) from sale of property and equipment	(1,842)	3,172	(16,479)
Decrease (increase) in trade receivables	3,631,978	(3,608,950)	732,828
Decrease (increase) in other accounts receivable and prepaid expenses	605,610	(75,982)	(49,513)
Decrease (increase) in deferred tax assets	6,788	65,376	(89,823)
Increase in inventories	(208,938)	(1,710,528)	(2,040,854)
Increase in unbilled revenues	(1,674,029)	(2,347,036)	(1,581,080)
Decrease (increase) in deferred revenues	718,290	(178,988)	(91,271)
Increase (decrease) in trade payables	(3,156,665)	(224,987)	2,913,623
Increase (decrease) in other accounts payable and accrued expenses	(296,866)	32,269	(125,231)
Net cash used in operating activities from continuing operations	(3,504,300)	(11,055,626)	(638,155)
Net cash used in operating activities from discontinued operations	(120,000)	-	(214,041)
Net cash used in operating activities	$(3,624,300)	$(11,055,626)	$(852,196)

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In U.S. dollars

	Year ended December 31,
	2006	2005	2004
Cash flows from investing activities:
Purchase of property and equipment	(1,412,383)	(1,224,752)	(1,659,688)
Increase in capitalized software costs	(688,443)	(651,611)	(365,350)
Loans granted to stockholders	-	-	(1,036)
Repayment of loans granted to stockholders	-	-	32,397
Proceeds from sale of property and equipment	-	104,175	114,275
Proceeds from sale of marketable securities	-	91,936	90,016
Investment in marketable securities	-	-	(89,204)
Investment in affiliated company	-	(112,500)	-
Payment of additional required payout for FAAC acquisition	(630,350)	(12,945)	-
Acquisition of Epsilor (1)	-	-	(7,190,777)
Acquisition of FAAC (2)	-	-	(12,129,103)
Acquisition of AoA (3)	-	-	(17,339,522)
Repayment of promissory notes related to acquisition of subsidiaries (1)(2)	-	(14,588,298)	(2,000,000)
Purchase of certain tangible and intangible assets	-	(150,000)	(150,000)
(Increase) decrease in restricted cash and held to maturity securities	2,243,785	4,748,178	(9,809,091)
Net cash used in investing activities	(487,391)	(11,795,817)	(50,497,083)
Cash flows from financing activities:
Proceeds from issuance of shares, net	-	3,945,736	24,361,750
Proceeds from exercise of options to employees and consultants	250	17,192	1,148,819
Proceeds from exercise of warrants	4,350,635	-	19,233,271
Repayment of convertible debentures	(5,204,167)	-	-
Proceeds from issuance of convertible debentures, net of issuance expenses	-	16,430,767	-
Long term loan received	-	-	69,638
Repayment of long term loan	(149,414)	(71,238)	(65,674)
Increase (decrease) in short term bank credit	1,455,309	1,914,892	(376,783)
Payment on capital lease obligation	-	-	(4,145)
Net cash provided by financing activities	452,613	22,237,349	44,366,876
Decrease in cash and cash equivalents	(3,659,078)	(614,094)	(6,982,403)
Cash accretion (erosion) due to exchange rate differences	(122,702)	30,234	31,790
Cash and cash equivalents at the beginning of the year	6,150,652	6,734,512	13,685,125
Cash and cash equivalents at the end of the year	$2,368,872	$6,150,652	$6,734,512
Supplementary information on non-cash transactions:
Issuance of shares and warrants against accrued expenses and restricted deposit	$-	$56,577	$1,310,394
Payment of principle installment of convertible debenture in shares	$18,519,149	$453,051	$-
Liability in connection to warrants granted	$-	$44,231	$-
Conversion of convertible debenture to shares of common stock	$-	$-	$3,837,500
Accrual for earn out in regard to subsidiary acquisition	$454,350	$603,764	$13,435,325
Supplemental disclosure of cash flows activities:
Cash paid during the year for:
Interest	$2,018,061	$1,401,681	$532,750
Taxes on income	$232,159	$737,080	$969,009

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

Revenues derived from the Company’s largest customers in 2006, 2005 and 2004 are described in Note 16.d.

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

The Acquisition was accounted under the purchase method accounting. Accordingly, all assets and liabilities were recorded at their estimated market values as of the date acquired, and results of FAAC’s operations have been included in the consolidated financial statements commencing the date of acquisition. The consideration for the purchase consisted of (i) cash in the amount of $12.0 million, and (ii) the issuance of a total of 71,704 shares of the Company’s common stock, $0.01 par value per share, having a value of approximately $2.0 million. There was also an earn-out based on 2004 net pretax income. Based on FAAC’s 2004 net pretax income, the Company paid the former stockholders of FAAC an earnout of $13.6 million during 2005, in cash and through the issuance of a total of 248,533 shares of the Company’s common stock (see Note 13.b.4.). The total consideration of $27.7 million (including the earn-out as well as $137,991 of transaction costs) was determined based upon arm’s-length negotiations between the Company and FAAC’s stockholders.

In addition, the Company had a contingent earnout obligation in an amount equal to the net income realized by the Company from certain specific programs that were identified by the Company and the former shareholders of FAAC as appropriate targets for revenue increases in 2005. During 2005 and 2006, the Company accrued an amount of $603,764 and $630,000, respectively, in respect of such earnout obligation to increase FAAC’s goodwill. The $454,000 shown as promissory notes in the balance sheet is the portion of the 2006 earnout that will be paid in installments starting January 1, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:- GENERAL (Cont.)

Based upon a valuation of tangible and intangible assets acquired, Arotech has allocated the total cost of the acquisition (including earnout obligation accrued as of December 31, 2006) to FAAC’s assets and liabilities as follows:

Tangible assets acquired	$4,833,553
Intangible assets
Technology	4,610,000
Backlog	636,000
Customer list	1,125,000
Trademarks	374,000
Goodwill	20,152,693
Liabilities assumed	(2,770,843)
Total consideration	$28,960,403

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:- GENERAL (Cont.)

4.
FAAC’s customer list includes various branches of the U.S. military, major defense contractors, various city and country governments and others. Since customer relationships represent one of the most important revenue generating assets for FAAC, its value was estimated using the Income Approach, resulting in a value of $1,125,000.

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

The total purchase price consisted of $19,000,000 in cash, with additional possible earn-outs if AoA is awarded certain material contracts. An additional $3,000,000 was to be paid into an escrow account pursuant to the terms of an escrow agreement, to secure a portion of the Earnout Consideration. These funds are currently being held by the seller of AoA. Pursuant to the purchase agreement, the total consideration, sale price plus Earnout Consideration, will not be in excess of $40,000,000. As of December 31, 2006, we had reduced the $3.0 million escrow held by the seller of AoA by $1,517,174 for a putative claim against such escrow in respect of such earn-out obligation. When the contingency on the earn-out provision is resolved, the additional consideration, if any, will be recorded as additional purchase price. The purchase price also included $131,177 of transaction costs. The transaction has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values at the date the acquisition was completed.

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:- GENERAL (Cont.)

Based upon a valuation of tangible and intangible assets acquired, Arotech has allocated the total cost of the acquisition to AoA’s assets and liabilities as follows:

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

In connection with the Company’s acquisition of AoA, the Company has a contingent earnout obligation in an amount equal to the revenues realized by the Company from certain specific programs that were identified by the Company and the former shareholder of AoA as appropriate targets for revenue increases. The earnout provides that if AoA receives certain types of orders from certain specific customers prior to December 31, 2006 (“Additional Orders”), then upon shipment of goods in connection with such Additional Orders, the former shareholder of AoA will be paid an earnout based on revenues, up to a maximum of an additional $6.0 million. As of December 31, 2006, we had reduced the $3.0 million escrow held by the seller of AoA by $1,517,174 for a putative claim against such escrow in respect of such earn-out obligation.

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

e. Pro forma results

In January 2004, the Company acquired FAAC and Epsilor, as more fully described in “Note 1.b. - Acquisition of Epsilor” and “Note 1.c. - Acquisition of FAAC,” above, in August 2004, the Company acquired AoA, as more fully described in “Note 1.d. - Acquisition of AoA,” above (the “Acquisitions”). The following summary pro forma information includes the effects of the Acquisitions on the operating results of the Company. The following unaudited pro forma data for 2004 is presented as if the Acquisition had been completed on January 1, 2004.

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

2004 (Unaudited)
Total revenues	$61,086,697
Gross profit	22,528,254
Net loss	(5,810,114)
Deemed dividend of common stock attributable to certain stockholders	(3,328,952)
Net loss attributable to stockholders of common stock	$(9,139,066)

Basic and diluted net loss per share	$(1.83)
Weighted average number of shares used in computing basic net loss per share	4,995,218

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:- GENERAL (Cont.)

In 2006, the company identified an additional $316,024 in potential earn-out obligations in an amount equal to the revenues realized by the Company from certain specific programs at AoA. This expense is shown as impairment expense since the full amount of AoA goodwill had been previously written off in 2005.

See Note 1.e. for earn-out information

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

g. Reverse stock split:

On June 20, 2006, Arotech Corporation filed a Certificate of Amendment with the Delaware Secretary of State which served to effect, as of 7:00 a.m. e.d.t. on June 21, 2006, a one-for-fourteen reverse split of Arotech’s common stock. As a result of the reverse stock split, every fourteen shares of Arotech common stock were combined into one share of common stock; any fractional shares created by the reverse stock split were eliminated. The par value of the shares remained unchanged. The reverse stock split affected all of Arotech’s common stock, stock options, warrants and convertible debt outstanding immediately prior to the effective date of the reverse stock split. The reverse split reduced the number of shares of Arotech’s common stock outstanding at June 21, 2006 from 118,587,361 shares to 8,468,957 shares. All references to common share and per common share amounts for all periods presented have been retroactively restated to reflect this reverse split, except for common stock amounts in the 2005 Consolidated Balance Sheet and 2004 and 2005 Statements of Changes in Stockholder Equity.

h.  Related parties

The Company has a consulting agreement with Sampen Corporation that it executed in March 2005, effective as of January 1, 2005. Sampen is a New York corporation owned by members of the immediate family of one of the Company’s executive officers, and this executive officer is an employee of both the Company and of Sampen. The term of this consulting agreement as extended expires on December 31, 2008, and is extended automatically for additional terms of two years each unless either Sampen or the Company terminate the agreement sooner.

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:- GENERAL (Cont.)

Pursuant to the terms of our agreement with Sampen, Sampen provides one of its employees to the Company for such employee to serve as the Company’s Chief Operating Officer. The Company pays Sampen $12,800 per month, plus an annual bonus, on a sliding scale, in an amount equal to a minimum of 20% of Sampen’s annual base compensation then in effect, up to a maximum of 75% of its annual base compensation then in effect if the results the Company actually attains for the year in question are 120% or more of the amount we budgeted at the beginning of the year. The Company also pays Sampen, to cover the cost of the Company’s use of Sampen’s offices as an ancillary New York office and the attendant expenses and insurance costs, an amount equal to 16% of each monthly payment of base compensation.

During the years ended December 31, 2006, 2005 and 2004, the Company paid Sampen a total of $208,896, $208,896 and $318,100, respectively.

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

At December 31, 2006 the Company and its subsidiaries classified its investment in marketable securities as available-for-sale.

Investment in trust funds are classified as available-for-sale and stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of income.

g. Inventories:

Inventories are stated at the lower of cost or market value. Inventory write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence and for market prices lower than cost. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made to write inventory down to its market value. In 2006 2005 and 2004, the Company wrote off $292,864, $1,062,336 and $121,322 of obsolete inventory respectively, which has been included in the cost of revenues.

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

h. Property and equipment:

Property and equipment are stated at cost net of accumulated depreciation and investment grants received from the State of Israel for investments in fixed assets under the Investment Law (no investment grants were received during 2006, 2005 and 2004).

Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%

Computers and related equipment	33
Motor vehicles	15
Office furniture and equipment	6 - 10
Machinery and equipment	10 - 25 (mainly 10)
Leasehold improvements	By the shorter of the term of the lease or the life of the asset

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

j. Long-lived assets:

Intangible assets acquired in a business combination that are subject to amortization are amortized over their useful life using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, in accordance with SFAS No. 144.

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

k. Revenue recognition:

The Company is a defense and security products and services company, engaged in three business areas: interactive simulation for military, law enforcement and commercial markets; batteries and charging systems for the military; and high-level armoring for military, paramilitary and commercial vehicles. During 2006, the Company and its subsidiaries recognized revenues as follows: (i) from the sale and customization of interactive training systems and from the maintenance services in connection with such systems (Simulation and Training Division); (ii) from revenues under armor contracts and for service and repair of armored vehicles (Armor Division); (iii) from the sale of batteries, chargers and adapters to the military, and under certain development contracts with the U.S. Army (Battery and Power Systems Division); and (iv) from the sale of lifejacket lights (Battery and Power Systems Division).

Revenues from the Battery and Power Systems Division products and Armor Division are recognized in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable, collectability is probable, and no further obligation remains.

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Revenues from contracts that involve customization of FAAC’s simulation system to customer specific specifications are recognized in accordance with Statement Of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” using contract accounting on a percentage of completion method, in accordance with the “Input Method.” The amount of revenue recognized is based on the percentage to completion achieved. The percentage to completion is measured by monitoring progress using records of actual time incurred to date in the project compared to the total estimated project requirement, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. As of December 31, 2006, $741,165 in estimated losses were identified and expensed during the period.

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

m. Warranty:

The Company offers up to one year warranty for most of its products. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. The Company estimates the costs that may be incurred under its basic limited warranty, including parts and labor. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs as the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. As of December 31, 2006, warranty liability was not material.

n. Research and development cost:

SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs, subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model or a detailed program design. Research and development costs incurred in the process of developing product improvements or new products, are generally charged to expenses as incurred, when applicable. Significant costs incurred by the Company between completion of the working model or a detailed program design and the point at which the product is ready for general release, have been capitalized.  Capitalized software costs will be amortized by the greater of the amount computed using the: (i) ratio that current gross revenues from sales of the software bears to the total of current and anticipated future gross revenues from sales of that software, or (ii) the straight-line method over the estimated useful life of the product (two to five years). The Company assesses the net realizable value of this intangible asset on a regular basis by determining whether the amortization of the asset over its remaining life can be recovered through undiscounted future operating cash flows from the specific software product sold. Based on its most recent analyses, management believes that no impairment of capitalized software development costs exists as of December 31, 2006.

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per common share because all such securities are anti-dilutive for all periods presented. The total weighted average number of shares related to the outstanding options, restricted stock and warrants excluded from the calculations of diluted net loss per share was 1,781,984, 2,563,918 and 2,250,154 for the years ended December 31, 2006, 2005 and 2004, respectively.

r. Accounting for stock-based compensation

Effective January 1, 2006, the Company started to account for stock options and awards issued to employees in accordance with the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” using the modified prospective transition method. Under SFAS No. 123(R), stock-based awards to employees are required to be recognized as compensation expense, based on the calculated fair value on the date of grant. The Company determines the fair value using the Black Scholes option pricing model. This model requires subjective assumptions, including future stock price volatility and expected term, which affect the calculated values. The adoption of SFAS No. 123(R) resulted in a reduction in income of $500,545 in 2006 which reduced basic and diluted EPS for the year by $0.06.

In 2005 and prior, the Company had elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) and Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” in accounting for its employee stock option plans. Under APB No. 25, , no compensation expense was recognized if at the date of grant, the exercise price of the stock option was at least equal to the per share fair value of the underlying stock .

The fair value for the options to employees was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions: risk-free interest rates of 4.64%, 4.28% and 3.63% for 2006, 2005 and 2004, respectively; a dividend yield of 0.0% for each of those years; a volatility factor of the expected market price of the common stock of 1.33 for 2006, 0.76 for 2005 and 0.81 for 2004; and a weighted-average expected life of the option of three years for 2006, three years for 2005 and five years for 2004. The company assumed a zero forfeiture rate.

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The following table illustrates the effect on net income and earnings per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 in 2005 and 2004 on its stock-based employee compensation:

	December 31,
	2005	2004
Net loss as reported	$(24,043,411)	$(9,042,313)
Add: Stock-based compensation expenses included in reported net loss	674,712	831,626
Deduct: Stock-based compensation expenses determined under fair value method for all awards	(2,461,787)	(2,741,463)
	$(25,830,486)	$(10,952,150)
Loss per share:
Basic and diluted, as reported	$(4.09)	$(2.48)
Diluted, pro forma	$(4.40)	$(2.19)

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

t. Severance pay:

The Company’s liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date. Israeli employees are entitled to one month’s salary for each year of employment, or a portion thereof. The Company’s liability for all of its employees is fully provided by monthly deposits with severance pay funds, insurance policies and by an accrual, in accordance with EITF 88-1: “Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan.” The value of these policies is recorded as an asset in the Company’s balance sheet.

In addition and according to certain employment agreements, the Company is obligated to provide for a special severance pay in addition to amounts due to certain employees pursuant to Israeli severance pay law. The Company has made a provision for this special severance pay over the service life of the employee. As of December 31, 2006 and 2005, the accumulated severance pay in that regard amounted to $2,163,264 and $1,732,955, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Pursuant to the terms of the employment agreement between the Company and its Chief Executive Officer, funds to secure payment of the Chief Executive Officer’s contractual severance are to be deposited for the benefit of the Chief Executive Officer, with payments to be made pursuant to an agreed-upon schedule. As of December 31, 2006, a total of $617,240 had been deposited. These funds continue to be owned by the Company, which benefits from all gains and bears the risk of all losses resulting from investments of these funds.

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies and includes immaterial profits.

Severance expenses for the years ended December 31, 2006, 2005 and 2004 amounted to $563,302, $639,952 and $460,178, respectively.

u. Advertising costs:

The Company and its subsidiaries expense advertising costs as incurred. Advertising expense for the years ended December 31, 2006, 2005 and 2004 was approximately $21,000, $150,000 and $13,000, respectively.

v. New accounting pronouncements:

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 (“FAS No. 154”), “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes,” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. FAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS No. 154 did not have a material effect on the Company’s financial position or results of operations.

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

In September 2006, the SEC issued SAB 108. SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The adoption of this statement at December 31, 2006 did not have a material effect on the Company’s financial condition or results of operations

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a common definition for “fair value” to be applied to generally accepted accounting principles in the United States. It provides guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on the Company’s financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires that employers recognize, on a prospective basis, the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No.158 is effective as of the end of fiscal years ending after December 15, 2006. The adoption of this statement at December 31, 2006 did not have a material effect on the Company’s financial condition or results of operations

w. Reclassification:

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3:-	RESTRICTED COLLATERAL DEPOSITS

	December 31,
	2006	2005
Short-term:
AoA earnout (Note 1.d.)	$-	$1,795,850
Deposits in connection with FAAC projects	535,151	548,973
Restricted cash in connection with interest payment to convertible debenture holders.	113,824	1,395,079
Other	-	157,211
Total short-term	648,975	3,897,113
Long-term:
Restricted cash in connection with interest payment to convertible debenture holders.	-	779,286
Total long-term	-	779,286
	$648,975	$4,676,399

NOTE 4: - AVAILABLE FOR SALE MARKETABLE SECURITIES

The following is a summary of investments in marketable securities as of December 31, 2006 and 2005:

	Cost		Unrealized gains		Estimated fair value
	2006	2005	2006	2005	2006	2005

Available for sale marketable securities	$36,708	$32,558	$4,458	$3,426	$41,166	$35,984

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 5:- OTHER ACCOUNTS RECEIVABLE (INCLUDING LONG TERM) AND PREPAID EXPENSES

	December 31,
	2006	2005

Government authorities	$213,362	$460,265
Employees	77,836	65,735
Prepaid expenses	292,496	1,360,589
Deferred taxes	58,032	64,820
Long term receivables	262,608	-
Other	492,896	312,922

	$1,397,230	$2,264,331

NOTE 6:-  INVENTORIES

	December 31,
	2006	2005

Raw and packaging materials	$4,556,250	$3,296,453
Work in progress	3,186,843	3,697,361
Finished products	108,727	821,992

	$7,851,820	$7,815,806

NOTE 7:-  PROPERTY AND EQUIPMENT, NET

a. Composition of property and equipment is as follows:

	December 31,
	2006	2005
Cost:
Computers and related equipment	$2,080,462	$3,081,029
Motor vehicles	674,737	704,718
Office furniture and equipment	1,015,054	786,958
Machinery, equipment and installations	4,108,763	7,716,598
Leasehold improvements	887,311	1,399,683
Demo inventory	643,458	369,995

	$9,409,785	$14,058,981
Accumulated depreciation:
Computers and related equipment	1,626,066	2,328,549
Motor vehicles	234,023	233,745
Office furniture and equipment	585,069	474,127
Machinery, equipment and installations	2,466,598	5,729,563
Leasehold improvements	385,196	974,666
Demo inventory	372,240	65,400

	5,669,192	9,806,050

Depreciated cost	$3,740,593	$4,252,931

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 7:- PROPERTY AND EQUIPMENT, NET (Cont.)

b. Depreciation expense amounted to $1,966,748, $1,308,180 and $1,199,465 for the years ended December 31, 2006, 2005 and 2004, respectively.

As for liens, see Note 11.d.

NOTE 8:-  GOODWILL AND OTHER INTANGIBLE ASSETS, NET

a. Goodwill

A summary of the goodwill by business segment is as follows:

	12/31/05	Additions	Adjustments (currency)	12/31/06
Simulation	$23,605,069	$630,350	$-	$24,235,419
Battery	4,968,676	-	444,534	5,413,210
Armor	985,412	-	81,184	1,066,596
Total	$29,559,157	$630,350	$525,718	$30,715,225

b. Other intangible assets

	Year ended December 31,
	2006	2005
Cost:
Technology	$6,405,000	$6,841,746
Capitalized software costs	1,701,150	1,226,579
Backlog	682,000	2,194,000
Covenants not to compete	99,000	359,000
Customer list	7,548,645	7,548,645
Certification	246,969	246,969

	16,682,764	18,416,939
Exchange differences	175,958	(171,587)
Less - accumulated amortization	(8,155,508)	(7,267,630)
Less - impairment	-	(819,223)

Amortized cost	8,703,214	10,158,499
Trademarks	799,000	869,000

	$9,502,214	$11,027,499

Amortization and impairment expenses amounted to $2,857,891, $3,695,772 and $2,888,226 for the years ended December 31, 2006, 2005 and 2004, respectively.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 8:- GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Cont.)

c. Estimated amortization expenses, except capitalized software costs, for the years ended

Year ended December 31,
2007	$1,277,522
2008	1,277,522
2009	1,274,722
2010	1,107,723
2011	1,085,490
2012 and forward	1,018,478
$7,041,457

NOTE 9:-  SHORT-TERM BANK CREDIT AND LOANS

The Company and/or certain of its subsidiaries has $6.5 million authorized in credit lines from certain banks, of which $478,057 is denominated in NIS and carries an interest rate of approximately prime + 1.87% and 6 million is denominated in dollars and carries an interest rate of prime + 0.25%. As of December 31, 2006, $5.4 million was utilized, out of which $2.0 million is related to letter of credit issued to one of the customers of one of the Company’s subsidiaries.

These lines of credit are secured by the accounts receivable, inventory and marketable securities of the relevant subsidiary of the Company.

In 2005, the Company had a $5.2 million authorized credit line from certain banks, of which $206,000 was denominated in NIS and carries an interest rate of approximately prime + 2.8% and $ 5.0 million of which was denominated in dollars and carries an interest rate of prime + 0.25%. As of December 31, 2005, $4.0 million was utilized, out of which $2.0 million was related to a letter of credit issued to one of the customers of one of the Company’s subsidiaries.

This line of credit was secured by the accounts receivable, inventory and marketable securities of the relevant subsidiary of the Company.

NOTE 10:- OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2006	2005
Employees and payroll accruals	$1,288,601	$1,443,154
Accrual for expected loss	829,973	485,877
Accrued vacation pay	442,068	504,342
Accrued expenses	1,380,150	1,788,558
Minority balance	-	172,871
Government authorities	815,374	439,975
Advances from customers	414,889	795,331

	$5,171,055	$5,630,108

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

Royalties paid or accrued for the years ended December 31, 2006, 2005 and 2004 to the OCS amounted to $30,402, $28,502 and $17,406, respectively.

As of December 31, 2006, the total contingent liability to the OCS was approximately $10,370,175. The Company regards the probability of this contingency coming to pass in any material amount to be low.

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

No royalties were paid or accrued to the BIRD-F in each of the three years in the period ended December 31, 2006.

As of December 31, 2006, the total contingent liability to pay BIRD-F (150%) was approximately $772,000. The Company regards the probability of this contingency coming to pass in any material amount to be low.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 11:- COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

b. Lease commitments:

The Company and its subsidiaries rent their facilities under various operating lease agreements, which expire on various dates, the latest of which is in 2009. The minimum rental payments under non-cancelable operating leases are as follows:

Year ended December 31
2007	$621,678
2008	$68,750
2009	$82,500

Total rent expenses for the years ended December 31, 2006, 2005 and 2004 were $878,908, $1,022,396 and $868,900 respectively.

The Company also signed three capital leases during 2006 with an aggregate value of approximately $250,000. These leases have terms from 3 to 5 years and are for equipment purchases. The equipment is classified under machinery and equipment in fixed assets.

The table below details the original value, deprecation and net book value of the leased assets. The net book value is included the property and equipment totals in the balance sheet.

Leased Assets	12/31/2006
Equipment	$249,532
Less: Accumulated Depreciation	20,130
Net book value	$229,402

The table below details the remaining liability of the capital lease obligations.

Liabilities
Obligations under capital leases	12/31/2006
Current	$55,263
Noncurrent	158,120
Total	$213,383

The table below details the minimum future lease payments due along with the present value of the net minimum lease payments as of December 31, 2006.

Future Minimum Lease Payments	Year ended December 31
2007	$79,623
2008	83,710
2009	55,101
2010	34,667
2011	16,655
Total minimum lease payments	269,756
Less: Amount representing interest	56,373
Present value of minimum lease payments	$213,383

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 11:- COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

c. Guarantees:

The Company obtained bank guarantees in the amount of $885,551 in connection (i) obligations of two of the Company’s subsidiaries to the Israeli customs authorities and, (ii) obligation of one of the Company’s subsidiaries to secure the return of products loaned to the Company from one of its customers and (iii) obligation of the Company to secure payment on a senior debt, and (iv) obligation of one of the Company’s subsidiaries to secure a required letter of credit required under a long term contract.. In addition, the Company has two outstanding letters of credit in the amounts of $1,947,854 and $60,000 to two of its subsidiary’s customers.

The Company’s active United States subsidiaries act as guarantors of the Company’s obligations under its senior secured convertible notes.

d. Liens:

As security for compliance with the terms related to the investment grants from the State of Israel, EFL and Epsilor have registered floating liens (that is, liens that apply not only to assets owned at the time but also to after-acquired assets) on all of its assets, in favor of the State of Israel.

The Company has granted to the holders of its senior secured convertible notes (i) a second position security interest in the assets and receivables of FAAC Incorporated, and in the receivables of MDT Armor Corporation related to MDT’s David order with the U.S. Army (junior to the security interest of a bank that extends to FAAC Corporation a $6.0 million line of credit) and (ii) a first position security interest in the assets of all of the Company’s other active United States subsidiaries and in the stock of all of the Company’s active United States subsidiaries, as well as in any stock that the Company acquires in future Acquisitions (as defined in the securities purchase agreement).

FAAC has a $6.0 million line of credit secured by the assets and receivables of FAAC and by the receivables of MDT Armor Corporation related to MDT’s David order with the U.S. Army.

Epsilor has recorded a lien on all of its assets in favor of its banks to secure lines of credit and loans received. In addition the company has a specific pledge on assets in respect of which government guaranteed loan were given.

e. Litigation and other claims:

As of December 31, 2006, there were no pending material legal proceedings to which the Company was a party, other than ordinary routine litigation incidental to its business, except as follows:

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

NOTE 12:- CONVERTIBLE DEBT AND DETACHABLE WARRANTS

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

In U.S. dollars

NOTE 12:- CONVERTIBLE DEBT AND DETACHABLE WARRANTS (Cont.)

b. 8% Secured Convertible Debentures due September 30, 2006 and issued in September 2003

Pursuant to the terms of a Securities Purchase Agreement dated September 30, 2003, the Company issued and sold to a group of institutional investors an aggregate principal amount of 8% secured convertible debentures in the amount of $5.0 million due September 30, 2006. These debentures were convertible at any time prior to September 30, 2006 at a conversion price of $16.10 per share, or a maximum aggregate of 310,559 shares of common stock.

As part of the securities purchase agreement on September 30, 2003, the Company issued to the purchasers of its 8% secured convertible debentures due September 30, 2006, warrants to purchase an aggregate of 89,286 shares of common stock at any time prior to September 30, 2006 at a price of $20.125 per share. In March 2006, 8,929 of these warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holder of these warrants received a new warrant to purchase 3,571 shares at an exercise price of $8.316. As a result of this repricing of the existing warrants and the issuance of these new warrants, the Company recorded in 2006 a deemed dividend in the amount of $24,531.

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

During 2004 and 2005, the Company recorded expenses of $613,263 and $29,603, respectively, of which $191,895 and $29,603, respectively, was attributable to amortization of the beneficial conversion feature of the convertible debenture over its term and $421,368 and $0, respectively, was attributable to amortization due to conversion of the convertible debenture into shares. During 2006, the Company recorded an expense of $22,142, which was attributable to amortization of debt discount and beneficial conversion feature related to the convertible debenture over its term. These expenses were included in the financial expenses.

During 2006, the Company paid the remaining principal amount of $150,000 in respect of these secured convertible debentures.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 12:- CONVERTIBLE DEBT AND DETACHABLE WARRANTS (Cont.)

c. 8% Secured Convertible Debentures due September 30, 2006 and issued in December 2003

Pursuant to the terms of a Securities Purchase Agreement dated September 30, 2003, the Company issued and sold to a group of institutional investors an aggregate principal amount of 8% secured convertible debentures in the amount of $6.0 million due September 30, 2006. These debentures were convertible at any time prior to September 30, 2006 at a conversion price of $20.30 per share, or a maximum aggregate of 295,567 shares of common stock.

As a further part of the securities purchase agreement on September 30, 2003, the Company issued to the purchasers of its 8% secured convertible debentures due September 30, 2006, warrants to purchase an aggregate of 107,143 shares of common stock at any time prior to December 18, 2006 at a price of $25.375 per share. Additionally, the Company issued to the investors supplemental warrants to purchase an aggregate of 74,143 shares of common stock at any time prior to December 31, 2006 at a price of $30.80 per share. In February and March 2006, an aggregate of 55,607 of these warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holders of these warrants received new warrants to purchase an aggregate of 22,244 shares at an exercise price of $8.316. In April 2006, 11,121 of these warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holder of these warrants received a new warrant to purchase 4,449 shares at an exercise price of $8.316. As a result of these repricings of the existing warrants and the issuance of these new warrants, the Company recorded in 2006 a deemed dividend in the amount of $39,221.

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

During 2004 an aggregate of 107,143 shares were issued pursuant to exercise of these warrants. Out of these warrants, the holders of 80,357 warrants exercised their warrants on July 14, 2004 were granted an additional warrants to purchase 80,357 shares of common stock of the Company at an exercise price per share of $19.32. See also Note 13.d.3.

During 2004 and 2005, the Company recorded expenses of $3,156,246 and $1,562,378, respectively, of which $1,782,561 and $1,562,378, respectively, was attributable to amortization of the beneficial conversion feature of the convertible debenture over its term and $1,373,685 and $0, respectively, was attributable to amortization due to conversion of the convertible debenture into shares. During 2006, the Company recorded an expense of $1,168,573, which was attributable to amortization of the beneficial conversion feature of the convertible debenture over its term. These expenses were included in the financial expenses.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 12:- CONVERTIBLE DEBT AND DETACHABLE WARRANTS (Cont.)

During 2006, the Company paid in cash the remaining principal amount of $4,387,500 in respect of these secured convertible debentures.

d. Senior Secured Convertible Notes due March 31, 2008

Pursuant to the terms of a Securities Purchase Agreement dated September 29, 2005 (the “Purchase Agreement”) by and between the Company and certain institutional investors, the Company issued and sold to the investors an aggregate of $17.5 million principal amount of senior secured notes having a final maturity date of March 31, 2008.

Under the terms of the Purchase Agreement, as amended, the Company granted the investors (i) a second position security interest in the assets and receivables of FAAC Incorporated, and in the receivables of MDT Armor Corporation related to MDT’s David order with the U.S. Army (junior to the security interest of a bank that extends to FAAC Corporation a $6.0 million line of credit) and (ii) a first position security interest in the assets of all of the Company’s other active United States subsidiaries and in the stock of all of the Company’s active United States subsidiaries, as well as in any stock that the Company acquires in future Acquisitions (as defined in the securities purchase agreement). The Company’s active United States subsidiaries are also acting as guarantors of the Company’s obligations under the Notes.

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

As a further part of the Securities Purchase Agreement dated September 29, 2005, the Company issued warrants, which are not exercisable for the six month period following closing, to purchase up to 375,000 shares of common stock (30% warrant coverage) at an exercise price of $15.40 per share. These warrants were exercisable until March 29, 2007.

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 12:- CONVERTIBLE DEBT AND DETACHABLE WARRANTS (Cont.)

In connection with these convertible notes, the Company recorded a deferred debt discount of $422,034 with respect to the discount arising from fair value allocation of the warrants according to APB No. 14, which is being amortized from the date of issuance to the stated redemption date - March 31, 2008 - or the actual conversion date, if earlier, as financial expenses

The Company has also considered EITF No. 05-2, “The Meaning of Conventional Convertible Debt Instrument” in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Accordingly, the Company has concluded that these convertible notes would be considered as conventional convertible debt.

As to EITF No. 00-19, since the terms of the warrants referred to above provided that upon exercise of a warrant the Company could issue only stock that had been registered with the SEC (which occurred in December 2005) and therefore freely tradable, in accordance with Emerging Issues Task Force No 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” their fair value was recorded as a liability at the closing date. Such fair value was remeasured at each subsequent cut-off date. The fair value of these warrants was remeasured as at December 31, 2005 using the Black-Scholes pricing model assuming a risk free interest rate of 3.87%, a volatility factor of 64%, dividend yields of 0% and a contractual life of approximately nine months. The change in the fair value of the warrants between the date of the grant and December 31, 2005 in the amount of $377,803 has been recorded as finance income.

During 2005 and 2006, the Company recorded expenses of $110,771 and $293,795 respectively, attributable to amortization of the deferred debt discount arising from the fair value allocation of the warrants.

The Notes provide for repayment in twelve equal installments. Installments may be paid in cash or, at the Company’s option (subject to certain conditions), in stock. If the Company elects to make a payment in stock, it must give notice 24 trading days prior to the date the installment is due, and issue shares of its stock to the holders of the Note based on a conversion price of $14.00. Thereafter, based on a price of 92% of the average price of the stock during 17 of the trading days between the notice date and the installment payment date, the Company issues additional shares based on the amount, if any, by which the average price of the stock was less than $14.00. In respect of scheduled payments of Note principal, the Company issued 82,976 shares in 2005 and 444,005 shares in the first three months of 2006.

On April 7, 2006, the Company and each investor entered into conversion agreements dated April 7, 2006 (collectively, the “Conversion Agreements”) pursuant to which an aggregate of $6,148,904 principal amount of the Notes was converted into 1,098,019 shares of the Company’s common stock. The amount converted eliminated the Company’s obligation to make the installment payments under the Notes on each of March 31, 2008, January 31, 2008, November 30, 2007 and September 30, 2007 (aggregating a total of $5,833,333). In addition, as a result of the conversion an additional $315,570 was applied against part of the installment payment due July 31, 2007. After giving effect to the conversion, $8,434,430 of principal remained outstanding under the Notes. Each Investor also agreed, among other things, to defer the installment payment due on May 31, 2006 to July 31, 2006 or, in certain circumstances, August 31, 2006. This transaction was accounted for under SFAS No. 84, "Induced Conversions of Convertible Debt." Accordingly, a loss of approximately $4.9 million was recognized on this transaction and included in financial expense.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 12:- CONVERTIBLE DEBT AND DETACHABLE WARRANTS (Cont.)

During the remainder of 2006, in respect of scheduled payments of Note principal, the Company issued a total of 2,642,833 shares to pay $5,833,333 in debt. Total loss charged to financial expense in 2006 for stock principal redemption approximated $507,000. At December 31, 2006, the remaining principal balance of the Notes was $2.6 million.

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

b. Issuance of common stock to investors and in respect of acquisitions:

1. In January 2004, the Company issued an aggregate of 702,888 shares of common stock at a price of $26.32 per share, or a total purchase price of $18,500,000, to several institutional investors. (see also Note 13.d.2.). Finance expenses in connection with this issuance totaled $692,500.

2. In July 2004, pursuant to a Securities Purchase Agreement dated July 15, 2004, the Company issued an aggregate of 304,148 shares of common stock at a price of $21.70 per share, or a total purchase price of $6,600,000, to a group of investors (see also Note 13.d.3.).

3. In May 2005, the Company issued an aggregate of 91,107 shares of common stock at a price of $14.00 per share, or a total purchase price of $1,275,500, to several institutional investors.

4. In connection with the satisfaction by the Company of the provision of the FAAC purchase agreement related to an earn-out based on 2004 net pretax income, the Company, in May 2005, issued to the former shareholders of FAAC a total of 248,533 shares, which together with cash paid by the Company to the former shareholders of FAAC, was sufficient to satisfy the Company’s obligation in respect of this earn-out provision.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

c. Issuance of common stock to service providers and employees and as donations to charities

1. Beginning in January 2004, the Company entered into a consulting agreement with one of its directors pursuant to which the director agreed to aid the Company in identifying potential acquisition candidates, in exchange for a commission. The Company also agreed to issue to this director, at par value, a total of 2,286 shares of its common stock, the value of which was to be deducted from any transaction fees paid. 1,143 of these shares were earned and issued prior to termination of this agreement in August 2004. At the issuance date, the fair value of these shares was determined both by the value of the shares issued as reflected by their market price at the issuance date and by the value of the services provided and amounted to $28,160 in accordance with EITF 96-18. In accordance with EITF 96-18, the Company recorded this compensation expense of $28,160 during 2004 and included this amount in general and administrative expenses

2. In February 2004, the Company issued 5,301 shares of common stock to a consultant as commissions on battery orders. At the issuance date, the fair value of these shares was determined both by the value of the shares issued as reflected by their market price at the issuance date and by the value of the services provided and amounted to $171,680 in accordance with EITF 96-18. In accordance with EITF 96-18, the Company accrued this compensation expense of $171,680 during 2003 and included this amount in selling and marketing expenses.

3. In June 2004 the Company sold 2,857 shares of the Company’s common stock at a price of $14.00 per share to one of its employees. At the issuance date, the fair value of these shares was determined by the fair market value of the shares issued as reflected by their market price at the issuance date in accordance with APB No. 25. In accordance with APB No. 25, the Company recorded this compensation expense of $53,200 during 2004 and included this amount in general and administrative expenses

4. In December 2004, the Company donated 2,857 shares of its common stock to a charitable organization recognized by the Internal Revenue Service as tax-exempt under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended. At the issuance date, the fair value of these shares was determined by the value of the shares issued as reflected by their market price at the issuance date and amounted to $69,200 in accordance with EITF 96-18. This compensation expense will be amortized over the course of one year due to legal restrictions on selling these shares for that period of time. In accordance with EITF 96-18, the Company recorded compensation expense of $4,361 and $64,839 during 2004 and 2005, respectively, and included this amount in general and administrative expenses

5.  In May 2005, the Company issued 5,190 shares of common stock to a consultant as commissions on battery orders as a part of a marketing agreement with the consultant whereby he helped procure orders and ensured payment by a specified military agency for Zinc-Air batteries and complementary products. At the issuance date, the fair value of these shares was determined by the value of the shares issued as reflected by their market price at the issuance date and amounted to $89,363 in accordance with EITF 96-18. In accordance with EITF 96-18, the Company accrued compensation expenses of $56,577 and $32,786 during 2004 and 2005, respectively, and included these amounts in selling and marketing expenses.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:- STOCKHOLDERS’ EQUITY (Cont.)

6. In August 2005, pursuant to the terms of agreements between the Company and an investment banker, the Company issued an aggregate of 30,357 shares of common stock as part of the fee arrangements in connection with investment banking and financial consulting services that the investment banker rendered to it including arranging financing in connection with potential acquisitions. At the issuance date, the fair value of these shares was determined by the value of the shares issued as reflected by their market price at the issuance date and amounted to $423,750 in accordance with EITF 96-18. In accordance with EITF 96-18 the Company accrued compensation expenses of $423,750 during 2005 and included this amount in general and administrative expenses.

7. In August 2005, pursuant to the terms of an agreement between the Company and a public relations firm, the Company issued 686 shares of common stock as part of the fee arrangements in connection with investor relations services that the public relations firm rendered to it. At the issuance date, the fair value of these shares was determined both by the value of the shares issued as reflected by their market price at the issuance date and by the value of the services provided and amounted to $8,160 in accordance with EITF 96-18. In accordance with EITF 96-18 the Company accrued compensation expenses of $8,160 during 2005 and included this amount in general and administrative expenses.

8. See Note 13.d.5.

d. Warrants:

1. In March 2006, 19,625 of the Company’s warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holder of these warrants received new warrants to purchase 7,850 shares at an exercise price of $8.316. As a result of this repricing of the existing warrants and the issuance of these new warrants, the Company recorded during 2006 a deemed dividend in the amount of $28,369.

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

2. In connection with the Securities Purchase referred to in Note 13.b.1 above, the Company granted three-year warrants to purchase up to an aggregate of 702,888 shares of the Company’s common stock at any time beginning six months after closing at an exercise price per share of $26.32.

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

In March 2006, 56,991 of these warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holder of these warrants received a new warrant to purchase an aggregate of 22,796 shares at an exercise price of $8.316. In April 2006, an additional 75,988 of these warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holder of these warrants received a new warrant to purchase 30,395 shares at an exercise price of $8.316. As a result of these repricings of the existing warrants and the issuance of these new warrants, the Company recorded in 2006 a deemed dividend in the amount of $270,336.

See also Note 13.d.3.

3. On July 14, 2004, warrants to purchase 629,588 shares of common stock, having an aggregate exercise price of $16,494,194, net of issuance expenses, were exercised (see also Notes 13.d.1., 13.d.2. and 12.c.). Out of the shares issued in conjunction with the exercise of these warrants, 80,357 shares were issued upon exercise of warrants issued in the transaction referred to in Note 12.c. above and 531,915 shares were issued upon exercise of warrants issued in the transaction referred to in the Note 13.d.3. above; the remaining 17,316 shares were issued upon exercise of a warrant that the Company issued to an investor in May 2001 referred to in Note 13.d.1. above. In connection with this transaction, the Company issued to the holders of those exercising warrants an aggregate of 622,662 new five-year warrants to purchase shares of common stock at an exercise price of $19.32 per share

As a result of the transactions described in Notes 13.d.1., 13.d.2. and 12.c., including the repricing of the warrants to the investors and the issuance of additional warrants to the investors, the Company recorded a deemed dividend in the amount of $2,165,952, to reflect the additional benefit created for these investors. The deemed dividend increased the loss applicable to common stockholders in the calculation of basic and diluted net loss per share for the year ended December 31, 2004, without any effect on total shareholder’s equity

As all warrants in the July 14, 2004, securities purchase agreement were subject to shareholders approval, in accordance with Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” their fair value was recorded as a liability at the closing date. Such fair value was remeasured at each subsequent cut-off date. Upon obtaining stockholders approval on December 14, 2004, the warrants were remeasured and reclassified to equity. The fair value of these warrants was determined using the Black-Scholes pricing model, assuming a risk-free interest rate of 3.5%, a volatility factor 79%, dividend yields of 0% and a contractual life of approximately five years. The change in the fair value of the warrants between the date of grant and December 14, 2004 has been recorded as finance income in the amount of $326,839.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:- STOCKHOLDERS’ EQUITY (Cont.)

In February and March 2006, an aggregate of 501,216 of these warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holders of these warrants received new warrants to purchase an aggregate of 200,487 shares at an exercise price of $8.316. In April 2006, an additional 16,071 of these warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holder of these warrants received a new warrant to purchase 6,429 shares at an exercise price of $8.316. As a result of these repricings of the existing warrants and the issuance of these new warrants, the Company recorded in 2006 deemed dividend in the amount of $71,728.

As to EITF 00-19, since the terms of the new warrants referred to above provided that the warrants were exercisable subject to the Company obtaining shareholder approval, in accordance with Emerging Issues Task Force No 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” their fair value was recorded as a liability at the closing date. Such fair value was remeasured at each subsequent cut-off date until obtaining shareholder approval. The fair value of these warrants was remeasured as at June 19, 2006 (the date of the shareholder approval), using the Black-Scholes pricing model assuming a risk free interest rate of 5.00%, a volatility factor of 72%, dividend yields of 0% and a contractual life of approximately 1.78 years. The change in the fair value of the warrants between the date of the grant and June 19, 2006 in the amount of $700,113 has been recorded as finance income.

4. In November 2000 and May 2001, the Company issued a total of 65,476 warrants to an investor, which warrants contained certain antidilution provisions: a Series A warrant to purchase 47,619 shares of the Company’s common stock at a price of $49.00 per share, and a Series C warrant to purchase 17,857 shares at a price of $43.12 per share. Operation of the antidilution provisions provided that the Series A warrant should be adjusted to be a warrant to purchase 63,483 shares at a price of $37.38 per share, and the Series C warrant should be adjusted to be a warrant to purchase 23,806 shares at a price of $32.90 per share. After negotiations, the investor agreed in March 2004 to exercise its warrants immediately, in exchange for an exercise price reduction to $20.30 per share, and the issuance of a new six-month Series D warrant to purchase 87,289 shares at an exercise price of $29.40 per share. The new Series D warrant did not have similar antidilution provisions. As a result of this repricing and the issuance of new warrants, the Company recorded a deemed dividend in the amount of approximately $1,163,000 in 2004.

5. On February 4, 2004, the Company entered into an agreement settling the litigation brought against it in the Tel-Aviv, Israel district court by I.E.S. Electronics Industries, Ltd. (“IES Electronics”) and certain of its affiliates in connection with the Company’s purchase of the assets of its IES Interactive Training, Inc. subsidiary from IES Electronics in August 2002. The litigation had sought monetary damages in the amount of approximately $3.0 million. Pursuant to the terms of the settlement agreement, in addition to agreeing to dismiss their lawsuit with prejudice, IES Electronics agreed (i) to cancel the Company’s $450,000 debt to them that had been due on December 31, 2003, and (ii) to transfer to the Company title to certain certificates of deposit in the approximate principal amount of $112,000. The parties also agreed to exchange mutual releases. In consideration of the foregoing, the Company issued to IES Electronics (i) 32,143 shares of common stock, and (ii) five-year warrants to purchase up to an additional 32,143 shares of common stock at a purchase price of $26.74 per share. The fair value of the warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 3.5%, a volatility factor 79%, dividend yields of 0% and a contractual life of five years. The fair value of warrants was calculated as $483,828 and fair value of shares as $765,000. During 2004, 14,286 warrants were exercised.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:- STOCKHOLDERS’ EQUITY (Cont.)

6. As of December 31, 2006, the Company’s outstanding warrants totaled 1,049,709 with expiration dates through July 2009 with exercise prices ranging from $8.32 to $31.50.

a. The Company has adopted the following stock option plans, whereby options and restricted shares may be granted for purchase of shares of the Company’s common stock. Under the terms of the employee plans, the Board of Directors or the designated committee grants options and determines the vesting period and the exercise terms.

1) 1998 Employee Option Plan - as amended, 339,286 shares reserved for issuance, of which 70,739 were available for future grants to employees and consultants as of December 31, 2006.

2) 1995 Non-Employee Director Plan - 71,429 shares reserved for issuance, of which 16,785 stock options were issued and outstanding as of December 31, 2006. Pursuant to the terms of this Plan, no new options were issuable under this Plan after September 28, 2005.

3) 2004 Employee Option Plan - 535,714 shares reserved for issuance, of which 222,650 were available for future grants to employees and consultants as of December 31, 2006.

b. Under these plans, options generally expire no later than 5-10 years from the date of grant. Each option can be exercised to purchase one share, conferring the same rights as the other common shares. Options that are cancelled or forfeited before expiration become available for future grants. The options generally vest over a three-year period (33.3% per annum) and restricted shares vest after two years or pursuant to defined performance criteria; in the event that employment is terminated within that period, unvested restricted shares revert back to the Company.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:- STOCKHOLDERS’ EQUITY (Cont.)

c. A summary of the status of the Company’s plans and other share options and restricted shares (except for options granted to consultants) granted as of December 31, 2006, 2005 and 2004, and changes during the years ended on those dates, is presented below:

	2006		2005		2004
	Amount	Weighted average exercise price $	Amount	Weighted average exercise price $	Amount	Weighted average exercise price $
Options outstanding at beginning of year	606,068	$10.23	651,055	$17.95	644,166	$19.18
Changes during year:
Granted (1) (2) (3)	124,000	$2.86	116,811	$7.95	107,749	$22.13
Exercised	(1,786)	$0.14	(1,130)	$15.26	(64,089)	$17.36
Forfeited (3)	(104,596)	$13.75	(160,668)	$26.90	(36,771)	$52.78
Repriced
Old exercise price	-	-	(207,980)	$15.40	-	-
New exercise price	-	-	207,980	$5.46	-	-

Options outstanding at end of year	623,686	$8.20	606,068	$10.23	651,055	$17.95

Options vested at end of year	486,526	$9.22	592,362	$9.98	639,959	$19.24

(1) Includes 12,500, 24,276 and 66,875 options granted to directors and executive officers in 2006, 2005 and 2004, respectively.

(2) The Company recorded deferred stock compensation for options and restricted shares issued with an exercise price below the fair value of the common stock in the amount of $2,218,800, $51,000 and $2,081,457 as of December 31, 2006, 2005 and 2004, respectively. In addition, in 2005, the Company decreased its deferred stock compensation in the amount of $245,280 due to cancellation of certain options and restricted shares of employees that their employment was terminated. Deferred stock compensation is amortized and recorded as compensation expenses ratably over the vesting period of the option or the restriction period of the restricted shares. The stock compensation expense that has been charged in the consolidated statements of operations in respect of options and restricted shares to employees and directors in 2006, 2005 and 2004 was $500,545, $674,713 and $831,626, respectively.

(3) On December 29, 2005 the Company repriced downwards 207,980 options with an average exercise price of $215.60 to $76.44. In addition, 4,205 options with an exercise price of $184.24 were forfeited and new options with an exercise price of $76.44 were given at the same day. In accordance with FIN44 the downward repricing resulted in a variable plan accounting. However, due to the decrease in the share price as of December 31, 2005 no compensation was recorded

The table below summarize the intrinsic value of options for each year.

	Vested	Unvested
2006	$1,039	$31,220
2005	$10,801	$-
2004	$5,427,478	$101,396

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:- STOCKHOLDERS’ EQUITY (Cont.)

Restricted Shares:

	2006		2005		2004
	Shares	Weighted average fair value at grant date	Shares	Weighted average fair value at grant date	Shares	Weighted average fair value at grant date

Nonvested at the beginning of the year	54,286	$1.41	52,857	$1.45	-	-
Changes during year:
Granted	860,000	$2.58	4,286	$1.12	52,857	$1.45
Vested	(48,571)	$1.42	-	-	-	-
Forfeited	(2,143)	$1.73	(2,857)	$1.73	-	-

Nonvested at the end of the year	863,572	$2.51	54,286	$1.41	52,857	$1.45

Restricted shares vested at end of year	48,571	$1.42	-	-	-	-

d.  The options outstanding as of December 31, 2006 have been separated into ranges of exercise price, as follows:

	Total options outstanding			Vested options outstanding
Range of exercise prices	Amount outstanding at December 31, 2006	Weighted average remaining contractual life	Weighted average exercise price	Amount exercisable at December 31, 2006	Weighted average exercise price
$		Years	$		$
0.00-28.00	596,075	3.93	6.29	463,085	7.03
28.01-56.00	16,183	2.43	34.29	12,018	34.53
56.01-84.00	10,356	3.61	66.62	10,356	66.62
84.01-112.00	353	0.87	90.76	353	90.76
112.01	719	0.75	126.88	714	126.88

	623,686	3.88	8.20	486,526	9.22

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

AROTECH CORPORATION AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:- STOCKHOLDERS’ EQUITY (Cont.)

Weighted-average fair values and exercise prices of options on dates of grant are as follows:

	Equals market price			Less than market price
	Year ended December 31,			Year ended December 31,
	2006	2005	2004	2006	2005	2004
Weighted average exercise prices	$2.86	$7.00	$20.92	$-	$-	$23.41
Weighted average fair value on grant date	$2.11	$3.64	$14.03	$-	$-	$24.21

2. Options issued to consultants:

a. The Company’s outstanding options to consultants are as follows:

	2006		2005		2004
	Amount	Weighted average exercise price	Amount	Weighted average exercise price	Amount	Weighted average exercise price
		$		$		$
Options outstanding at beginning of year	11,878	$53.20	11,878	$53.20	22,422	$64.26
Changes during year:
Granted	10,000	$1.90	-	$-	714	$-
Exercised	10,000	$1.90	-	$-	(2,687)	$14.42
Forfeited or cancelled	-	$-	-	$-	(8,571)	$89.60

Options outstanding at end of year	11,878	$29.75	11,878	$53.20	11,878	$53.20

Options vested at end of year	11,878	$29.75	11,878	$53.20	11,878	$53.20

b. The Company accounted for its options to consultants under the fair value method of SFAS No. 123 and EITF 96-18. The fair value for these options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005	2004
Dividend yield	0%	-	0%
Expected volatility	84.8%	-	81%
Risk-free interest	4.58%	-	3.4%
Contractual life of up to	1 year	-	5 years

c. In connection with the grant of stock options to consultants, the Company recorded stock compensation expenses totaling $6,563, $0 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively, and included these amounts in general and administrative expenses.

d.  The remaining total compensation cost related to non-vested stock options and restricted share awards not yet recognized in the income statement as of December 31, 2006 was $2,476,670, of which $284,794 was for stock options and $2,191,876 was for restricted shares. The weighted average period over which this compensation cost is expected to be recognized is approximately 14 months.

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

NOTE 14:- INCOME TAXES

a. Taxation of U.S. parent company (Arotech) and other U.S. subsidiaries:

As of December 31, 2006, Arotech has operating loss carryforwards for U.S. federal income tax purposes of approximately $35.6 million, which are available to offset future taxable income, if any, expiring in 2009 through 2026. Utilization of U.S net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loses before utilization.

The Company files consolidated tax returns with its US subsidiaries.

b. Israeli subsidiary (Epsilor):

Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (the “Investments Law”):

Currently, Epsilor is operating under two programs as follows:

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

2. Program two:

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

Income from sources other than the “Approved Enterprise” during the benefit period will be subject to tax at the regular corporate tax rate of 31%.

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

As of December 31, 2006 there are no tax exempt profits earned by Epsilor’s “approved enterprises” by Israel law that will be distributed as a dividend and accordingly no deferred tax liability was recorded as of December 31, 2006. Furthermore, management has indicated that it has no intention of declaring any dividend.

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:- INCOME TAXES (Cont.)

However, the Investment Law provides that terms and benefits included in any certificate of approval already granted will remain subject to the provisions of the law as they were on the date of such approval. Therefore, the existing Approved Enterprise of the Israeli subsidiary’s will generally not be subject to the provisions of the Amendment. As a result of the Amendment, tax-exempt income generated under the provisions of the Amended Investment Law, will subject the Company to taxes upon distribution or liquidation and the Company may be required to record deferred tax liability with respect to such tax-exempt income. As of December 31, 2006, the Company did not generate income under the provision of the amended Investment Law.

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

4. Tax loss carryforwards:

As of December 31, 2006, EFL has operating and capital loss carryforwards for Israeli tax purposes of approximately $90.0 million, which are available, indefinitely, to offset future taxable income.

e. Tax rates applicable to the income of the Group companies:

Until December 31, 2003, the regular tax rate applicable to income of companies (which are not entitled to benefits due to “approved enterprise”, as described above) was 36%. In June 2004, an amendment to the Income Tax Ordinance (No. 140 and Temporary Provision), 2004 was passed by the Knesset (Israeli parliament) and on July 25, 2005, another law was passed, the amendment to the Income Tax Ordinance (No. 147) 2005, according to which the corporate tax rate is to be progressively reduced to the following tax rates: 2006 - 31%, 2007 - 29%, 2008 - 27%, 2009 - 26%, 2010 and thereafter - 25%.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:- INCOME TAXES (Cont.)

f. Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets resulting from tax loss carryforward are as follows:
	December 31,
	2006	2005

Operating loss carryforward (1)	$33,222,692	$32,326,283
Other temporary differences	6,292,079	2,222,333

Net deferred tax asset before valuation allowance	39,514,771	34,548,616
Valuation allowance	(39,456,739)	(34,483,796)

Total deferred tax asset	$58,032	$64,820
Deferred tax liability	$-	$-

(1)

	December 31,
	2006	2005

Domestic	$11,627,401	$8,981,133
Foreign	21,595,291	23,345,150

	$33,222,692	$32,326,283

The Company and its subsidiaries provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that it is more likely than not that the deferred tax assets related to the loss carryforwards and other temporary differences will not be realized. The change in the valuation allowance as of December 31, 2006 was $4,972,943

g. Loss from continuing operations before taxes on income and minorities interests in loss (earnings) of a subsidiary:

	Year ended December 31
	2006	2005	2004

Domestic	$13,014,325	$21,473,366	$8,006,205
Foreign	2,340,082	2,269,522	405,305

	$15,354,407	$23,742,888	$8,411,510

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:- INCOME TAXES (Cont.)

h. Taxes on income were comprised of the following:

	Year ended December 31
	2006	2005	2004

Current state and local taxes	$225,371	$83,365	$539,674
Deferred taxes	6,788	14,345	(37,857)
Taxes in respect of prior years	-	139,962	84,292
	$232,159	$237,672	$586,109

Domestic	$49,383	$153,950	$163,087
Foreign	182,776	83,722	423,022

	$232,159	$237,672	$586,109

i. A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the Statement of Operations is as follows:

	Year ended December 31,
	2006	2005	2004
Loss from continuing operations before taxes, as reported in the consolidated statements of income	$(15,354,407)	$(23,742,888)	$(8,411,510)

Statutory tax rate	34%	34%	34%
Theoretical income tax on the above amount at the U.S. statutory tax rate	$(5,220,498)	$(8,072,582)	$(2,859,914)
Deferred taxes on losses for which valuation allowance was provided	2,745,964	1,611,971	556,692
Non-deductible expenses	2,793,214	5,669,144	1,629,874
State taxes	49,383	67,470	168,081
Accrual for deferred taxes on undistributed earnings	-	(49,328)	49,416
Foreign income in tax rates other then U.S rate	(141,822)	897,617	919,895
Taxes in respect of prior years	-	139,963	84,292
Others	5,918	(26,583)	37,773

Actual tax expense	$232,159	$237,672	$586,109

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 15:- SELECTED STATEMENTS OF OPERATIONS DATA

Financial income (expenses), net:

	Year ended December 31,
	2006	2005	2004

Financial expenses:
Interest, bank charges and fees	$(2,018,061)	$(1,473,799)	$(622,638)
Amortization related to warrants issued to the holders of convertible debentures and beneficial conversion feature	(1,485,015)	(1,702,753)	(4,142,109)
Expenses in connection with convertible debenture principle repayment and inducement	(5,395,338)	-	-
Bonds premium amortization	-	(47,734)	(202,467)
Other	(35,332)	-	-
Foreign currency translation differences	-	(54,840)	(71,891)

	(8,933,746)	(3,279,126)	(5,039,105)
Financial income:
Interest	646,583	192,771	443,182
Foreign currency translation differences	67,150	-	-
Realized gain from marketable securities sale	-	2,863	40,119
Financial income in connection with warrants granted (Note 12.d. and 13.d.3.)	700,113	377,803	326,839

Total	$(7,519,900)	$(2,705,689)	$(4,228,965)

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

b. The following is information about reported segment gains, losses and assets:

	Simulation and Training	Armor	Battery and Power Systems	All Others	Total
2006
Revenues from outside customers	$21,951,337	$12,571,779	$8,597,623	$-	$43,120,739
Depreciation , amortization and impairment expenses (1)	(1,708,012)	(1,077,416)	(844,431)	(350,308)	(3,980,167)
Direct expenses (2)	(18,256,933)	(13,252,233)	(8,768,088)	(6,912,577)	(47,189,831)
Segment net income (loss)	$1,986,392	$(1,757,870)	$(1,014,896)	$(7,262,885)	(8,049,259)
Financial expenses (after deduction of minority interest)					(7,519,900)
Net loss from continuing operations					$(15,569,159)
Segment assets (3) (4)	$43,753,369	$9,523,126	$18,184,133	$3,607,645	$75,068,274

2005
Revenues from outside customers	$26,805,772	$12,322,678	$9,916,145	$-	$49,044,595
Depreciation , amortization and impairment expenses (1)	(1,645,057)	(14,043,019)	(909,463)	(229,626)	(16,827,165)
Direct expenses (2)	(21,967,755)	(13,955,199)	(9,757,402)	(7,752,865)	(53,433,221)
Segment net income (loss)	$3,192,960	$(15,675,540)	$(750,720)	$(7,982,491)	(21,215,791)
Financial expenses (after deduction of minority interest)					(2,707,620)
Net loss from continuing operations					$(23,923,411)
Segment assets (3) (4)	$47,302,499	$10,163,782	$16,738,648	$10,663,744	$84,868,673

2004
Revenues from outside customers	$21,464,406	$17,988,687	$10,500,753	$-	$49,953,846
Depreciation , amortization and impairment expenses (1)	(1,983,822)	(1,755,847)	(1,132,953)	(135,613)	(5,008,235)
Direct expenses (2)	(17,910,967)	(16,444,476)	(9,974,544)	(5,431,627)	(49,761,614)
Segment net income (loss)	$1,569,617	$(211,636)	$(606,744)	$(5,567,240)	(4,816,003)
Financial expenses (after deduction of minority interest)					(4,226,310)
Net loss from continuing operations					$(9,042,313)
Segment assets (3)	$42,416,974	$23,822,000	$17,918,566	$14,134,647	$98,292,187

(1)	Includes depreciation of property and equipment, amortization expenses of intangible assets and impairment of goodwill and other intangible assets.

(2)	Including, inter alia, sales and marketing, general and administrative and tax expenses.

(3)	Consisting of all assets.

(4)
Out of those amounts, goodwill in the Company’s Simulation and Training, Battery and Power Systems and Armor Divisions stood at $24,235,419, $5,413,210 and $1,066,596 as of December 31, 2006, $23,605,069, $4,968,676 and $985,412 as of December 31, 2005, respectively, and $22,845,372, $5,308,917 and $11,591,227 as of December 31, 2004, respectively.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 16:- SEGMENT INFORMATION (Cont.)

c. Summary information about geographic areas:

The following presents total revenues according to end customers location for the years ended December 31, 2006, 2005 and 2004, and long-lived assets as of December 31, 2006, 2005 and 2004

	2006		2005		2004
	Total revenues	Long-lived assets	Total revenues	Long-lived assets	Total revenues	Long-lived assets
	U.S. dollars

U.S.A.	$32,945,951	$31,860,632	$38,953,462	$32,840,172	$40,656,729	$45,154,086
Germany	387,612	-	188,635	-	319,110	-
England	240,712	-	931,008	-	344,261	-
Thailand	-	-	-	-	-	-
India	1,388,401	-	1,723,031	-	3,061,705	-
Israel	5,658,986	12,123,400	5,700,267	11,999,415	4,212,408	13,560,822
Other	2,499,077	-	1,548,192	-	1,359,633	-

	$43,120,739	$43,958,032	$49,044,595	$44,839,587	$49,953,846	$58,714,908

d. Revenues from major customers:

	Year ended December 31,
	2006	2005	2004
Batteries and power systems:
Customer A	6%	7%	8%
Armor:
Customer B	5%	5%	4%
Customer C	18%	9%	24%
Simulation and Training:
Customer D	34%	24%	13%
Customer E	-	-	1%

e. Revenues from major products:

	Year ended December 31,
	2006	2005	2004

Electric vehicle	$-	$205,485	$232,394
Water activated batteries	1,660,521	1,181,114	921,533
Military batteries	6,937,101	8,515,329	9,324,247
Car and aircraft armoring	12,571,779	12,322,679	17,988,686
Simulators	21,951,338	26,785,772	21,414,968
Other	-	34,216	72,018

Total	$43,120,739	$49,044,595	$49,953,846

NOTE 17:- SUBSEQUENT EVENTS

In March 2007, the Company purchased 16,700 square feet of space in Auburn, Alabama for approximately $1.1 million pursuant to a seller-financed secured purchase money mortgage. Half the mortgage is payable over ten years in equal monthly installments based on a 20-year amortization of the full principal amount, and the remaining half is payable at the end of ten years in a balloon payment.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 17:- SUBSEQUENT EVENTS (UNAUDITED) (Cont.)

The Company has learned that on March 23, 2007, a purported class action complaint (the “Complaint”) was apparently filed in the United States District Court for the Eastern District of Michigan against the Company and certain of its officers and directors (the “Individual Defendants”). Although the Company has yet to be served with a copy of the Complaint, the Complaint apparently seeks class status on behalf of all persons who purchased the Company’s securities between March 31, 2005 and November 14, 2005 (the “Period”) and alleges violations by the Company and the Individual Defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, primarily related to the Company’s acquisition of Armour of America in 2005 and certain public statements made by the Company with respect to its business and prospects during the Period. The Complaint also alleges that the Company did not have adequate systems of internal operational or financial controls, and that the Company’s financial statements and reports were not prepared in accordance with GAAP and SEC rules. The Complaint seeks an unspecified amount of damages.

SUPPLEMENTARY FINANCIAL DATA

Quarterly Financial Data (unaudited) for the two years ended December 31, 2006

	Quarter Ended
2006	March 31	June 30	September 30	December 31
Net revenue	$8,896,412	$7,414,335	$12,722,686	$14,087,306
Net loss from continuing operations	$(4,213,448)	$(8,215,335)	$(1,065,223)	$(2,075,153)
Net loss for the period	$(4,213,448)	$(8,215,335)	$(1,065,223)	$(2,075,153)
Deemed dividend to certain stockholders of common stock	$(317,207)	$(116,978)	$-	$-
Net loss attributable to common stockholders	$(4,530,655)	$(8,332,313)	$(1,065,223)	$(2,075,153)
Net loss per share - basic and diluted	$(0.62)	$(0.97)	$(0.09)	$(0.19)
Shares used in per share calculation	7,267,899	8,469,099	10,585,488	10,787,695

	Quarter Ended
2005	March 31	June 30	September 30	December 31
Net revenue	$10,387,445	$12,236,910	$11,189,675	$15,230,565
Net loss from continuing operations	$(2,456,500)	$(5,422,514)	$(12,708,932)	$(3,335,465)
Net profit (loss) from discontinued operations	$-	$(200,000)	$-	$80,000
Net loss for the period	$(2,456,500)	$(5,622,514)	$(12,708,932)	$(3,255,465)
Deemed dividend to certain stockholders of common stock	$-	$-	$-	$-
Net loss attributable to common stockholders	$(2,456,500)	$(5,622,514)	$(12,708,932)	$(3,255,465)
Net loss per share - basic and diluted	$(0.43)	$(0.97)	$(2.16)	$(0.53)
Shares used in per share calculation	5,721,578	5,770,011	5,891,127	6,103,348

FINANCIAL STATEMENT SCHEDULE

Arotech Corporation and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

For the Years Ended December 31, 2006, 2005 and 2004

Description	Balance at beginning of period	Additions charged to costs and expenses*	Balance at end of period
Year ended December 31, 2006
Allowance for doubtful accounts	$176,000	$(17,000)	$159,000
Allowance for slow moving inventory	1,280,000	293,000	1,573,000
Valuation allowance for deferred taxes	34,484,000	4,973,000	39,457,000
Totals	$35,940,000	$5,224,000	$41,189,000
Year ended December 31, 2005
Allowance for doubtful accounts	$55,000	$121,000	$176,000
Allowance for slow moving inventory	218,000	1,062,000	1,280,000
Valuation allowance for deferred taxes	33,726,000	758,000	34,484,000
Totals	$33,999,000	$1,941,000	$35,940,000
Year ended December 31, 2004
Allowance for doubtful accounts	$61,000	$(6,000)	$55,000
Allowance for slow moving inventory	96,000	122,000	218,000
Valuation allowance for deferred taxes	34,802,000	(1,076,000)	33,726,000
Totals	$34,959,000	$(960,000)	$33,999,000

*The 2006 valuation allowance includes an adjustment to the prior year provision calculation due to changes recognized in the preparation of the actual returns.