Form 10-K/A
period 2006-12-31
AROTECH CORP
filed 2007-04-30
CIK 916529

OMB APPROVAL
OMB Number: 3235-0063
Expires: April 30, 2009
Estimated average burden
hours per response 2,196.00
t
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Arotech Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 17, 2007, in order to correct errors introduced by Arotech’s financial printer in the check boxes of the cover page of the report. This document does not contain any other changes from the version of this document previously filed with the Securities and Exchange Commission.

Additionally, as required by SEC regulations, we are replacing the Section 302 and Section 906 certifications from Arotech’s Chairman and Chief Executive Officer and Arotech’s Vice President - Finance and Chief Financial Officer.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this amended report:

(3)	Exhibits - The following Exhibits are filed herewith:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2007.

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

Signature	Title	Date
/s/ Robert S. Ehrlich	Chairman Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2007
Robert S. Ehrlich
/s/ Thomas J. Paup	Vice President - Finance (Principal Financial Officer)	April 30, 2007
Thomas J. Paup
/s/ Norman Johnson	Controller (Principal Accounting Officer)	April 30, 2007
Norman Johnson
/s/ Steven Esses	President, Chief Operating Officer and Director	April 30, 2007
Steven Esses
/s/ Jay M. Eastman	Director	April 30, 2007
Dr. Jay M. Eastman
/s/ Lawrence M. Miller	Director	April 30, 2007
Lawrence M. Miller
/s/ Jack E. Rosenfeld	Director	April 30, 2007
Jack E. Rosenfeld
	Director	April __, 2007
Edward J. Borey
/s/ Seymour Jones	Director	April 30, 2007
Seymour Jones