Form 10-Q
period 2007-03-31
AROTECH CORP
filed 2007-05-17
CIK 916529

OMB APPROVAL
OMB Number: 3235-0070 Expires: January 31, 2008 Estimated average burden hours per response 192.00
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED    March 31, 2007   .
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

The number of shares outstanding of the issuer’s common stock as of May 14, 2007 was 11,983,576.
SEC 1296 (03-07)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	March 31, 2007	December 31, 2006
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$1.1,495,824	$2,368,872
Restricted collateral deposits and restricted held-to-maturity securities	280,387	648,975
Escrow receivable	1,479,826	1,479,826
Available-for-sale marketable securities	42,341	41,166
Trade receivables (net of allowance for doubtful accounts in the amount of $159,000 as of March 31, 2007 and December 31, 2006)	10,195,816	7,780,965
Unbilled receivables	4,968,323	6,902,533
Other accounts receivable and prepaid expenses	847,467	1,134,622
Inventories	7,753,484	7,851,820
Total current assets	27,063,468	28,208,779
SEVERANCE PAY FUND	2,359,726	2,246,457
OTHER LONG-TERM RECEIVABLES	83,785	262,608
PROPERTY AND EQUIPMENT, NET	4,662,964	3,740,593
INVESTMENT IN AFFILIATED COMPANY	440,019	392,398
OTHER INTANGIBLE ASSETS, NET	9,098,172	9,502,214
GOODWILL	30,715,225	30,715,225
	$74,423,359	$75,068,274

          The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$2.3,066,032	$2,808,131
Other accounts payable and accrued expenses	4,224,686	5,171,055
Current portion of capitalized leases	55,263	55,263
Current portion of promissory notes due to purchase of subsidiaries	302,900	302,900
Short-term bank loans and current portion of long-term loans	3,401,485	3,496,008
Deferred revenues	982,471	1,321,311
Convertible debenture	2,601,097	2,583,629
Total current liabilities	14,633,934	15,738,297
Accrued severance pay	4,239,862	4,039,049
Long-term portion of loans	1,091,405	–
Long-term portion of promissory notes due to purchase of subsidiaries	75,725	151,450
Long-term portion of capitalized leases	153,802	158,120
Total long-term liabilities	5,560,794	4,348,619
MINORITY INTEREST	82,176	21,520
SHAREHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each;
Authorized: 250,000,000 shares as of March 31, 2007 and December 31, 2006; Issued: 12,023,242 shares as of March 31, 2007 and December 31, 2006; Outstanding: 11,983,576 shares as of March 31, 2007 and December 31, 2006	120,232	120,232
Preferred shares – $0.01 par value each;
Authorized: 1,000,000 shares as of March 31, 2007 and December 31, 2006; No shares issued and outstanding as of March 31, 2007 and December 31, 2006	–	–
Additional paid-in capital	218,538,899	217,735,860
Accumulated deficit	(160,264,365)	(158,566,123)
Treasury stock, at cost (common stock – 39,666 shares as of March 31, 2007 and December 31, 2006)	(3,537,106)	(3,537,106)
Notes receivable from shareholders	(1,307,166)	(1,304,179)
Accumulated other comprehensive loss	595,961	511,154
Total shareholders’ equity	54,146,455	54,959,838
	$74,423,359	$75,068,274

          The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. Dollars, except share data)

	Three months ended March 31,
	2007	2006
Revenues	$11,529,162	$8,896,412
Cost of revenues	7,403,223	6,652,752
Amortization of intangible assets	339,960	510,692
Research and development	498,085	304,612
Selling and marketing	1,030,768	899,268
General and administrative	3,724,290	3,102,536
Impairment of goodwill and other intangible assets	–	204,059
Total operating costs	12,996,326	11,673,919
Operating loss	(1,467,164)	(2,777,507)
Other income	11,944	17,506
Financial expenses, net	(124,080)	(1,461,136)
Loss before minority interest in loss (earnings) of subsidiaries, earnings from affiliated company and tax expenses	(1,579,300)	(4,221,137)
Income tax expenses	(105,907)	(39,972)
Minority interest in loss (earnings) of subsidiaries	(60,656)	9,189
Gain from affiliated company	47,621	38,472
Net loss	$(1,698,242)	$(4,213,448)
Deemed dividend to certain shareholders	–	(317,207)
Net loss attributable to common shareholders	$(1,698,242)	$(4,530,655)
Basic and diluted net loss per share	$(0.15)	$(0.70)
Weighted average number of shares used in computing basic and diluted net loss per share	11,219,131	6,480,162

          The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)
Three months ended March 31,
2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period before deemed dividend to certain stockholders of common stock	$(1,698,242)	$(4,213,448)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	613,110	380,078
Amortization of intangible assets, capitalized software costs and impairment of intangible assets	486,429	745,528
Amortization relating to warrants issued to the holders of convertible debentures and beneficial conversion feature	22,593	483,609
Financial expenses in connection with convertible debenture principal repayment	–	506,960
Amortization of deferred expenses related to convertible debenture issuance	17,468	242,846
Remeasurement of liability in connection with warrants granted	–	(35,270)
Stock based compensation due to options and shares granted to employees	791,996	230,941
Earnings (loss) to minority	60,656	(9,189)
Share in earnings of affiliated company	(47,621)	(38,472)
Liability for employee rights upon retirement, net	87,145	115,997
Write-off of inventory	–	70,577
Decrease in deferred tax assets	13,002	7,564
Changes in operating asset and liability items:
Capital loss from sale of property and equipment	3,232	–
Decrease (increase) in trade receivables and notes receivable	(2,238,114)	3,967,096
Decrease (increase) in unbilled receivables	1,934,210	(87,515)
Decrease (increase) in other accounts receivable and prepaid expenses	262,556	(91,927)
Decrease in inventories	103,701	146,995
Decrease (increase) in trade payables	253,983	(2,893,400)
Decrease (increase) in deferred revenues	(338,840)	519,418
Decrease in accounts payable and accruals	(1,138,943)	(639,714)
Net cash used in operating activities from continuing operations	(811,679)	(591,326)
Net cash used in operating activities from discontinuing operations	–	(120,000)
Net cash used in operating activities	(811,679)	(711,326)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,535,555)	(128,132)
Increase in capitalized research and development projects	–	(202,607)
Decrease (increase) in restricted securities and deposits, net	368,589	(2,864,139)
Net cash used in investing activities	(1,166,966)	(3,194,878)
FORWARD	$(1,978,645)	$(3,906,204)

          The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)

	Three months ended March 31,
	2007	2006
FORWARD	$(1,978,645)	$(3,906,204)
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short-term credit from banks	(1,432)	(133,747)
Proceeds from exercise of warrants	–	3,195,772
Proceeds from exercise of options to employees and consultants	37,642	–
Increase in long term debt	1,115,000	–
Repayment of long-term loans	–	(9,906)
Net cash provided by financing activities	1,151,210	3,052,119
DECREASE IN CASH AND CASH EQUIVALENTS	(827,435)	(854,085)
CASH ACCRETION (EROSION) DUE TO EXCHANGE RATE DIFFERENCES	(45,613)	15,347
BALANCE OF CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	2,368,872	6,150,651
BALANCE OF CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$1,495,824	$5,311,913
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Payment of principal installment of convertible debenture in shares	$–	$2,463,615
Warrants exercise against note receivable from shareholder	$–	$577,051
Liability in connection with warrants issuance	$–	$775,305

          The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:                                BASIS OF PRESENTATION

a.           Company:

Arotech Corporation (“Arotech” or the “Company”), and its subsidiaries provide defense and security products for the military, law enforcement and homeland security markets, including advanced zinc-air and lithium batteries and chargers, multimedia interactive simulators/trainers and lightweight vehicle armoring. The Company is primarily operating through FAAC Corporation (“FAAC”), a wholly-owned subsidiary based in Ann Arbor, Michigan, and FAAC’s 80%-owned United Kingdom subsidiary FAAC Limited; IES Interactive Training, Inc. (“IES”), a wholly-owned subsidiary based in Ann Arbor, Michigan; Electric Fuel Battery Corporation (“EFB”), a wholly-owned subsidiary based in Auburn, Alabama; Electric Fuel Ltd. (“EFL”), a wholly-owned subsidiary based in Beit Shemesh, Israel; Epsilor Electronic Industries, Ltd. (“Epsilor”), a wholly-owned subsidiary located in Dimona, Israel; MDT Protective Industries, Ltd. (“MDT”), a majority-owned subsidiary based in Lod, Israel; MDT Armor Corporation (“MDT Armor”), a majority-owned subsidiary based in Auburn, Alabama; and Armour of America, Incorporated (“AoA”), a wholly-owned subsidiary based in Auburn, Alabama.

b.           Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at March 31, 2007, its operating results for the three-month periods ended March 31, 2007 and 2006 and its cash flow for the three-month periods ended March 31, 2007 and 2006.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

c.           Accounting for stock-based compensation:

For the three months ended March 31, 2007 and 2006 the compensation expense recorded related to stock options and restricted shares was $791,996 and $230,941, respectively, of which $53,812 and $47,665, respectively, was for stock options and $738,184 and $183,276, respectively, was for restricted shares. The remaining total compensation cost related to non-vested stock options and restricted share awards not yet recognized in the income statement as of March

31, 2007 was $1,684,674, of  which $230,981 was for stock options and $1,453,693 was for restricted shares. The weighted average period over which this compensation cost is expected to be recognized is approximately 16 months.

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

There were no new options or restricted stock issued in the first quarter and no options were exercised in the first quarter.

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

f.           Anti-dilutive shares for EPS calculation

All outstanding stock options, non-vested restricted stock and warrants have been excluded from the calculation of the diluted net loss per common share because all such securities are anti-dilutive for the periods presented. The total weighted average number of shares related to the outstanding options, restricted stock and warrants excluded from the calculations of diluted net loss per share was 1,871,826.

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

March 31, 2007, the Company did not adjust the inventory. Inventories are composed of the following:

	March 31, 2007	December 31, 2006
	(Unaudited)
Raw and packaging materials	$5,808,506	$4,556,250
Work-in-progress	1,838,212	3,186,843
Finished goods	106,766	108,727
	$7,753,484	$7,851,820

NOTE 3:                                IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 2007, the first day of fiscal 2007, the Company adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” to simplify the accounting for certain hybrid instruments. The adoption of this statement did not have a material effect on the consolidated financial condition or results of operations as the Company had no hybrid instruments to which SFAS No. 155 applies.

Effective January 1, 2007, the first day of fiscal 2007, the Company adopted SFAS No. 156, “Accounting for Servicing of Financial Assets,” which addresses the recognition and measurement of separately recognized servicing assets and liabilities. The adoption of this statement did not have a material effect on the consolidated financial condition or results of operations.

Effective January 1, 2007, the first day of fiscal 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FAS 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 6 below for additional information, including the effects of adoption on the Company’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,”(“SFAS No. 157”) which establishes a common definition for “fair value” to be applied to generally accepted accounting principles in the United States. It provides guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on the Company’s financial statements.

In December 2006, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 00-19-2, “Accounting for Registration Payment Arrangements,” which requires an issuer to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of Loss.” Registration payment arrangements are frequently entered into in connection with issuance of unregistered financial instruments, such as equity shares or warrants. A registration payment arrangement contingently obligates the issuer to make future payments or otherwise transfer consideration to another party if the issuer fails to file a registration statement with the SEC for the resale of specified financial instruments or fails to have the registration statement declared effective within a specific period. The FSP requires issuers to make certain disclosures for each registration payment arrangement or group of similar arrangements. The FSP is effective immediately for registration payment arrangements and financial instruments entered into or modified after the FSP’s issuance date. For previously issued registration payment arrangements and financial instruments subject to those arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006. To the extent that the Company enters into financing arrangements in the future that include registration payment arrangements, the future application of this FSP may have a material effect on our financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 applies to all entities and is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of SFAS No. 159 on the Company’s financial statements.

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

b.           The following is information about reported segment revenues, income (losses) and total assets for the three months ended March 31, 2007 and 2006:

	Simulation and Training	Battery and Power Systems	Armor	All Others	Total
Three months ended March 31, 2007
Revenues from outside customers	$4,216,008	$2,539,132	$4,774,022	$–	$11,529,162
Depreciation, amortization and impairment expenses (1)	(398,876)	(237,920)	(188,960)	(59,302)	(885,058)
Direct expenses (2)	(3,210,791)	(2,621,243)	(3,925,755)	(2,460,477)	(12,218,266)
Segment income (loss)	$606,341	$(320,031)	$659,307	$(2,519,779)	(1,574,162)
Financial expense					(124,080)
Loss from continuing operations					$(1,698,242)
Segment assets (3), (4)	$42,851,260	$18,369,473	$10,801,573	$2,401,053	$74,423,359
Three months ended March 31, 2006
Revenues from outside customers	$4,936,565	$2,041,942	$1,917,905	$–	$8,896,412
Depreciation, amortization and impairment expenses (1)	(433,709)	(232,197)	(399,874)	(59,826)	(1,125,606)
Direct expenses (2)	(4,195,347)	(2,151,262)	(2,356,205)	(1,820,304)	(10,523,118)
Segment income (loss)	$307,509	$(341,517)	$(838,174)	$(1,880,130)	(2,752,312)
Financial expense					(1,461,136)
Loss from continuing operations					$(4,213,448)
Segment assets (3), (4)	$44,005,859	$16,299,877	$8,932,609	$12,371,120	$81,609,464

(1)	Includes depreciation of property and equipment, amortization expenses of intangible assets and impairment of goodwill and other intangible assets.
(2)	Including, inter alia, sales and marketing, general and administrative and tax expenses.
(3)	Consisting of all assets.
(4)
Out of those amounts, goodwill in our Simulation and Training, Battery and Power Systems and Armor Divisions stood at $24,235,419, $5,413,210 and $1,066,596, respectively, as of March 31, 2007 and $23,605,069, $4,902,639 and $973,352, respectively, as of March 31, 2006.

NOTE 5:	CONVERTIBLE DEBENTURES, DETACHABLE WARRANTS AND LONG TERM DEBT

a.	Senior Secured Convertible Notes due March 31, 2008:

Pursuant to the terms of a Securities Purchase Agreement dated September 29, 2005 (the “Purchase Agreement”) by and between the Company and certain institutional investors, the Company  issued and sold to the investors an aggregate of $17.5 million principal amount of senior secured notes (“Notes”) having a final maturity date of March 31, 2008.

Under the terms of the Purchase Agreement, the Company granted the investors (i) a second position security interest in the stock of MDT Armor Corporation, IES Interactive Training, Inc. and M.D.T. Protective Industries, Ltd. (junior to the security interest of the holders of the Company’s 8% secured convertible debentures due September 30, 2006, since terminated) and in the assets of FAAC Incorporated (junior to a bank that extends to FAAC Incorporated a $6 million line of credit) and in any stock that the Company acquires in future acquisitions, and (ii) a first position security interest in the assets of all of the Company’s other active United States subsidiaries. The Company’s active United States subsidiaries are also acting as guarantors of the Company’s obligations under the Notes.

As of March 31, 2007, the principal amount of $2.6 million remained outstanding under these convertible notes.

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

In connection with these convertible notes, the Company will recognize financial expenses of $422,034 with respect to assigning fair value to the warrants issued to the holders of the convertible debenture, which is being amortized from the date of issuance to the stated redemption date – March 31, 2008 – as financial expenses.

The Company has also considered EITF No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’” Accordingly, the Company has concluded that these convertible notes would be considered as conventional convertible debt.

During the three months ended March 31, 2007, the Company recorded an expense of approximately $17,000, which was attributable to amortization of the beneficial conversion feature of the convertible notes over their term. These expenses were included in the financial expenses.

b.	Mortgage Note, Auburn, Alabama:

In March 2007, the Company purchased 16,700 square feet of space in Auburn, Alabama for approximately $1.1 million pursuant to a seller-financed secured purchase money mortgage. Half the mortgage is payable over ten years in equal monthly installments based on a 20-year amortization of the full principal amount, and the remaining half is  payable at the end of ten years in a balloon payment. The note requires a payment (principal and interest) of approximately $9,300 per month at an interest rate of 8% per annum. The balance of this note is shown in the short and long term sections of the balance sheet.

NOTE 6:                                INCOME TAXES

As highlighted in Note 3 above, the Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company did not record a liability for unrecognized tax positions. The adoption of FIN 48 did not impact our financial condition, results of operations or cash flows. At December 31, 2006, we had net deferred tax assets of $39.5 million. The deferred tax assets are primarily composed of federal, state and foreign tax net operating loss (“NOL”) carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset our net deferred tax asset. Additionally, the future utilization of our NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. We have not yet determined whether such an ownership change has occurred. However, the Company plans to complete a Section 382 analysis regarding the limitation of the net operating losses. When this project is completed, the Company plans to update the unrecognized tax benefits under FIN 48. Therefore, the Company expects that the unrecognized tax benefits may change within 12 months of this reporting date. At this time, the Company cannot estimate how much the unrecognized tax benefits may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

 At least three years of the Company’s federal returns are still open for examination, so it is possible that the amount of this liability could change in future accounting periods.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. The Company is no longer subject to IRS examination for periods prior to 2002, although carryforward losses that were generated prior to 2002 may still be adjusted by the IRS if they are used in a future period. Additionally, the Company is no longer subject to examination in Israel for periods prior to 2002.

Interest and penalties, when accrued, relating to income tax liabilities are included in income tax expense. As of March 31, 2007, the Company had not accrued any interest or penalties relating to income taxes.

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

Overview of Results of Operations

We incurred significant operating losses for the years ended December 31, 2005 and 2006 and for the first three months of 2007. While we expect to continue to derive revenues from the sale of products that our subsidiaries manufacture and the services that they provide, there can be no assurance that we will be able to achieve or maintain profitability on a consistent basis.

In 2005 our net loss increased to $23.9 million on revenues of $49.0 million from $9.0 million on revenues of $50.0 million in 2004. About half of the 2005 loss was the result of impairments during 2005 of goodwill and other intangible assets in connection with our AoA subsidiary; the remainder of the increase in net loss was attributable to the factors cited below. In 2006, our net loss decreased to $15.6 million on revenues of $43.1 million. In the first three months of 2007 we had a net loss of $1.7 million on revenues of $11.5 million, compared to the first three months of 2006, when we had a net loss of $4.2 million on revenues of $8.9 million.

Acquisitions

In acquisitions of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of intangible assets in the amount of a fraction (based on the useful life of the intangible assets) of the amount recorded as intangible assets. Such amortization charges will continue during 2007. We are required to review intangible assets for impairment whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that an intangible asset has been impaired, we must record the impairment charge in our statement of operations.

In the case of goodwill, the assets recorded as goodwill are not amortized; instead, we are required to perform an annual impairment review. If we determine, through the impairment review process, that goodwill has been impaired, we must record the impairment charge in our statement of operations.

As a result of the application of the above accounting rules, we incurred non-cash charges for amortization of intangible assets in the amount of $339,000 during the first three months of 2007.

Issuances of Restricted Shares, Options  and Warrants

During 2006, we issued restricted shares to certain of our employees. These shares were issued as stock bonuses, and are restricted for a period of two years from the date of issuance. Relevant accounting rules provide that the aggregate amount of the difference between the purchase price of the restricted shares (in this case, generally zero) and the market price of the shares on the date of grant is taken as a general and administrative expense, amortized over the life of the period of the restriction.

As a result of the application of the above accounting rules, we incurred non-cash charges related to stock-based compensation in the amount of $738,000 during the first three months of 2007.

As a result of stock options granted to employees and directors and the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” we incurred non-cash charges related to stock-based compensation in the amount of $54,000 during the first three months of 2007.

Overview of Operating Performance and Backlog

Overall, our net loss before minority interest earnings, earnings from affiliated company and tax expenses for the three months ended March 31, 2007 was $1.6 million on revenues of $11.5 million, compared to a net loss of $4.2 million on revenues of $8.9 million during the three months ended March 31, 2006. As of March 31, 2007, our overall backlog totaled $40.3 million.

In our Simulation and Training Division, revenues decreased from approximately $4.9 million in the first three months of 2006 to $4.2 million in the first three months of 2007. As of March 31, 2007, our backlog for our Simulation and Training Division totaled $11.5 million.

In our Battery and Power Systems Division, revenues increased from approximately $2.0 million in the first three months of 2006 to approximately $2.5 million in the first three months of 2007. As of March 31, 2007, our backlog for our Battery and Power Systems Division totaled $10.0 million.

In our Armor Division, revenues increased from $1.9 million during the first three months of 2006 to $4.8 million during the first three months of 2007. As of March 31, 2007, our backlog for our Armor Division totaled $18.8 million.

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

The majority of financial transactions of our Israeli subsidiaries MDT and Epsilor are in New Israel Shekels (“NIS”) and a substantial portion of MDT’s and Epsilor’s costs is incurred in NIS. Management believes that the NIS is the functional currency of MDT and Epsilor. Accordingly, the financial statements of MDT and Epsilor have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive loss in shareholders’ equity.

Results of Operations

Three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Revenues. During the three months ended March 31, 2007, we (through our subsidiaries) recognized revenues as follows:

➢	IES and FAAC recognized revenues from the sale of interactive use-of-force training systems simulators, and from the provision of maintenance services in connection with such systems.

➢	MDT, MDT Armor and AoA recognized revenues from payments under vehicle armoring contracts, for service and repair of armored vehicles, and on sale of armoring products.

➢	EFB and Epsilor recognized revenues from the sale of batteries, chargers and adapters to the military, and under certain development contracts with the U.S. Army.

➢	EFL recognized revenues from the sale of water-activated battery (WAB) lifejacket lights.

Revenues for the three months ended March 31, 2007 totaled $11.5 million, compared to $8.9 million in the comparable period in 2006, an increase of $2.6  million, or 29.6%. In the first quarter of 2007, revenues were $4.2 million for the Simulation and Training Division (compared to $4.9 million in the first quarter of 2006, a decrease of $721,000, or 14.6%); $2.5 million for the Battery and Power Systems Division (compared to $2.0 million in the first quarter of 2006, an increase of $497,000, or 24.3%, due primarily to increased sales of Epsilor and EFB); and $4.8 million for the Armor Division (compared to $1.9 million in the first quarter of 2006, an increase of $2.9  million, or 148.9%, due primarily to increased revenues from MDT and MDT Armor, mostly in respect of orders for the “David” Armored Vehicle).

Cost of revenues. Cost of revenues totaled $7.4 million during the first quarter of 2007, compared to $6.7 million in the first quarter of 2006, an increase of $750,000, or 11.3%, due primarily to production of a new product in our Armor Division and the decrease in margins due to change in the mix of products and customers in 2007 in comparison to 2006.

Direct expenses for our three divisions during the first quarter of 2007 were $3.2 million for the Simulation and Training Division (compared to $4.2 million in the first quarter of 2006, a decrease of $1.0 million, or 23.5%, due primarily to decreased sales of FAAC); $2.6 million for the Battery and Power Systems Division (compared to $2.2 million in the first quarter of 2006, an increase of $470,000, or 21.8%, due primarily to increased revenues; and $3.9 million for the Armor Division (compared to $2.4 million in the first quarter of 2006, an increase of $1.5 million, or 66.6%, due primarily to production of the “David” Armored Vehicle.)

Amortization of intangible assets. Amortization of intangible assets totaled $340,000 in the first quarter of 2007, compared to $511,000 in the first quarter of 2006, a decrease of $171,000, or 33.4%, due primarily to a decrease in amortization of intangible assets related to our subsidiary AoA.

Research and development expenses. Research and development expenses for the first quarter of 2007 were $498,000, compared to $305,000 during the first quarter of 2006, an increase of $193,000, or 63.5%. This increase was primarily attributable to increases in expenses at

Epsilor and EFL for design improvements and at FAAC for expenses associated with the improvements to the Company’s simulator products.

Selling and marketing expenses. Selling and marketing expenses for the first quarter of 2007 were $1.0 million, compared to $899,000 the first quarter of 2006, an increase of $132,000, or 14.6%. This increase was primarily attributable to the overall increase in revenues and their associated sales and marketing expenses.

General and administrative expenses. General and administrative expenses for the first quarter of 2007 were $3.7 million compared to $3.1 million in the first quarter of 2006, an increase of $622,000, or 20.0%. This increase was primarily attributable to stock compensation expense incurred in respect of restricted shares granted to the executive officers of the Company.

Financial expenses, net. Financial expenses totaled approximately $124,000 in the first quarter of 2007 compared to $1.5 million in the first quarter of 2006, a decrease of $1.3 million, or 91.5%. The difference was due primarily to decreased interest related to our convertible notes that were issued in March 31, 2006 as a result of payments of principal during 2006, and financial expenses in 2006 related to repayment by forced conversion of our convertible notes at an 8% discount to average market price as provided under the terms of the convertible notes that did not occur in the first three months of 2007.

Income taxes. We and certain of our subsidiaries incurred net operating losses during the three months ended March 31, 2007 and accordingly, no provision for income taxes was recorded.  With respect to some of our subsidiaries that operated at a net profit during 2007, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $106,000 in tax expense in the first quarter of 2007, compared to $40,000 in tax expense in the first quarter of 2006, mainly concerning state taxes.

Impairment of goodwill and other intangible assets. Current accounting standards require us to test goodwill for impairment at least annually, and between annual tests in certain circumstances; when we determine goodwill is impaired, it must be written down, rather than being amortized as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value of our reportable units with their carrying value. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units. We performed the required annual impairment test of goodwill, based on our management’s projections and using expected future discounted operating cash flows. We did not identify any impairment of goodwill during the first quarter of 2007. In the corresponding period of 2006, we identified in AoA an impairment of goodwill in the amount of $204,000.

Net loss. Due to the factors cited above, net loss decreased from $4.2 million in 2006 to $1.7 million in 2007, a decrease of $2.5 million, or 59.7%. (Net loss attributable to common stockholders was $4.5 million in 2006, due to a deemed dividend that was recorded in the amount of $317,000 in 2006 due to the repricing of existing warrants and the issuance of new warrants.)

Liquidity and Capital Resources

As of March 31, 2007, we had $1.5 million in cash, $280,000 in restricted collateral securities and restricted held-to-maturity securities due within one year, $1.5 million in an escrow receivable, and $42,000 in available-for-sale marketable securities, as compared to December 31, 2006, when we had $2.4 million in cash, $649,000 in restricted collateral securities and restricted held-to-maturity securities due within one year, $1.5 million in an escrow receivable and $41,000 in available-for-sale marketable securities.

We used available funds in the three months ended March 31, 2007 primarily for sales and marketing, continued research and development expenditures, and other working capital needs. We increased our investment in fixed assets (including the purchase of two buildings in Alabama) during the three months ended March 31, 2007 by $1.5 million over the investment as at December 31, 2006. Our net fixed assets amounted to $4.7 million at quarter end.

Net cash used in operating activities from continuing operations for the three months ended March 31, 2007 and 2006 was $812,000 and $591,000, respectively, an increase of $221,000. This increase in cash used was primarily the result of changes in working capital.

Net cash used in investing activities for the three months ended March 31, 2007 and 2006 was $1.2 million and $3.2 million, a decrease of $2.0 million. This decrease was primarily the result of the change in restricted securities and deposits.

Net cash provided by financing activities for the three months ended March 31, 2007 and 2005 was $1.2 million and $3.1 million, respectively. This decrease was primarily the result of warrant exercises in February, March and April of 2006 that had no equivalent in 2007.

As of March 31, 2007, we had (based on the contractual amount of the debt and not on the accounting valuation of the debt, not taking into consideration trade payables, other accounts payables and accrued severance pay) approximately $6.0 million in bank and certificated debt outstanding, $2.6 million of which was convertible debt, and approximately $3.4 million in short-term debt.

Based on our internal forecasts, which are subject to all of the reservations regarding “forward-looking statements” set forth above, we believe that our present cash position, anticipated cash flows from operations, lines of credit and anticipated additions to paid-in capital should be sufficient to satisfy our current estimated cash requirements through the remainder of the year. This belief is based on certain earnout and other assumptions that our management and our subsidiaries managers believe to be reasonable, some of which are subject to the risk factors detailed under “Risk Factors” in Item IA of Part II, below and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, as amended, including without limitation (i) that we will be able to refinance, restructure or convert to equity our $2.6 million in convertible notes that is due in 2007 (which does not include $3.4 million short-term bank credit), (ii) that the severance and retirement benefits that we owe to certain of our senior executives will not have to be paid ahead of their anticipated schedule, and (iii) that no other earnout payments to the former shareholder of AoA will be required in excess of the funds being held by him in escrow to secure such earnout obligations. In this connection, we note that from time to time our working capital needs are partially dependent on our subsidiaries’ lines of credit. In the event that we are unable to continue to make use of our subsidiaries’ lines of credit for working capital on economically feasible terms, our business, operating results and financial condition could be adversely affected.

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

Foreign Currency Exchange Rate Risk

Since a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2007. Certain of our research, development and production activities are carried out by our Israeli subsidiary, EFL, at its facility in Beit Shemesh, and accordingly we have sales and expenses in NIS. Additionally, our MDT and Epsilor subsidiaries operate primarily in NIS. However, the majority of our sales are made outside Israel in U.S. dollars, and a substantial portion of our costs are incurred in U.S. dollars. Therefore, our functional currency is the U.S. dollar.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our periodic reports that we file with the SEC. These disclosure controls and procedures are intended to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objective of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluations, our principal executive officer and principal financial officer were able to conclude that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2007 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.                                LEGAL PROCEEDINGS.

Class Action Litigation

We have learned that on March 23, 2007, a purported class action complaint (the “Complaint”) was apparently filed in the United States District Court for the Eastern District of Michigan against us and certain of our officers and directors. The Complaint seeks class status on behalf of all persons who purchased our securities between March 31, 2005 and November 14, 2005 (the “Period”) and alleges violations by us and certain of our officers and directors of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, primarily related to our acquisition of Armour of America in 2005 and certain public statements made by us with respect to our business and prospects during the Period. The Complaint also alleges that we did not have adequate systems of internal operational or financial controls, and that our financial statements and reports were not prepared in accordance with GAAP and SEC rules. The Complaint seeks an unspecified amount of damages. Two similar cases were apparently filed in the United States District Court for the Eastern District of New York in May 2007.

Although the ultimate outcome of this matter cannot be determined with certainty, we believe that the allegations stated in the Complaint are without merit and we and our officers and directors named in the Complaint intend to defend ourselves vigorously against such allegations.

AoA Arbitration

On March 20, 2007, we filed a Demand for Arbitration with the American Arbitration Association against the person from whom we purchased our Armor of America subsidiary (the “Seller”). In our demand, we seek the return of $3 million, plus interest, held in escrow by the Seller in connection with his sale of AoA to us in 2004. The parties had agreed in 2004 that the Seller would be entitled to all or part of the $3 million if AoA achieved certain levels of sales to certain customers by December 31, 2006. As of December 31, 2006, AoA had not achieved sales sufficient to entitle the Seller to the $3 million. In our demand, we seek the return of the escrowed funds.

The Seller has asserted counterclaims against us in the arbitration, alleging (i) that he is entitled to keep the $3 million, (ii) that he is entitled to an additional $3 million in post-sale earnouts, and (iii) that he is entitled to $70,000 in compensation (plus interest and statutory penalties) wrongfully withheld by us when we constructively terminated his employment. We believe that the Seller’s counterclaims are without merit, and will pursue our own claims, and contest the Seller’s counterclaims, vigorously.

ITEM 1A.                                RISK FACTORS.

The following factors, among others, which may contain changes from risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2006, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time.

Business-Related Risks

We have had a history of losses and may incur future losses.

We were incorporated in 1990 and began our operations in 1991. We have funded our operations principally from funds raised in each of the initial public offering of our common stock in February 1994; through subsequent public and private offerings of our common stock and equity and debt securities convertible or exercisable into shares of our common stock; research contracts and supply contracts; funds received under research and development grants from the Government of Israel; and sales of products that we and our subsidiaries manufacture. We have incurred significant net losses since our inception. Additionally, as of March 31, 2007, we had an accumulated deficit of approximately $160.5 million. In an effort to reduce operating expenses and maximize available resources, we have consolidated certain of our subsidiaries, shifted personnel and reassigned responsibilities. We have also substantially reduced certain senior employee salaries during 2005, cut directors’ fees, and taken a variety of other measures to limit spending and will continue to assess our internal processes to seek additional cost-structure improvements. Although we believe that such steps will help to reduce our operating expenses and maximize our available resources, there can be no assurance that we will ever be able to achieve or maintain profitability consistently or that our business will continue to exist.

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

Our bank and certificated indebtedness (short and long term) aggregated approximately $6.0 million principal amount as of March 31, 2007 (not including trade payables, other accounts payable and accrued severance pay), of which $2.6 million is in respect of our convertible notes due in 2007 and $3.5 million is bank working capital lines of credit. In addition, we may incur additional indebtedness in the future. Accordingly, we are subject to the risks associated with significant indebtedness, including:

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

In September 2005, we issued $17.5 million in secured convertible notes due March 31, 2008. The Notes are convertible at the option of the holders at a fixed conversion price of $14.00. The principal amount of the notes was payable over a period of two and one-half years, with the principal amount being amortized in twelve payments payable at our option in cash and/or stock, by requiring the holders to convert a portion of their Notes into shares of our common stock, provided certain conditions were met. The failure to meet such conditions could make us unable to pay our notes, causing us to default. If the price of our common stock is above $14.00, the holders of our notes will presumably convert their notes to stock when payments are due, or before, resulting in the issuance of additional shares of our common stock.

One-twelfth of the principal amount of the Notes was payable on each of January 31, 2006, March 31, 2006, May 31, 2006, July 31, 2006, September 30, 2006, November 30, 2006, May 31, 2007 (deferred by agreement to June 30, 2007), July 31, 2007, September 30, 2007, November 30, 2007, January 31, 2008, and March 31, 2008. We paid all of the January 31, 2006, March 31, 2006, May 31, 2006, July 31, 2006 and September 30, 2006, and most of the November 30, 2006 and January 31, 2007, payments in stock by requiring the holders to convert a portion of their Notes. Additionally, with the agreement of the holders of our Notes, we prepaid the payments of September 30, 2007, November 30, 2007, January 31, 2008, and March 31, 2008, as well as a small portion of the payment due July 31, 2007, in stock by requiring the holders to convert a portion of their Notes, leaving only the payments of May 31, 2007 (deferred by agreement to June 30, 2007) and most of the payment of July 31, 2007 remaining, which represents approximately $2.6 million of outstanding principal under the Notes. In the event we continue to elect to make payments of principal on our convertible notes in stock by requiring the holders to convert a portion of their Notes, either because our cash position at the time makes it necessary or we otherwise deem it advisable, the price used to determine the number of shares to be issued on conversion will be calculated using an 8% discount to the average trading price of our common stock during 17 of the 20 consecutive trading days ending two days before the payment date. Accordingly, the lower the market price of our common stock at the time at which we make payments of principal in stock, the greater the number of shares we will be obliged to issue and the greater the dilution to our existing stockholders.

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

These regulations affect how we and our customers do business and, in some instances, impose added costs on our businesses. Any changes in applicable laws could adversely affect the financial performance of the business affected by the changed regulations. With respect to U.S. government contracts, any failure to comply with applicable laws could result in contract termin-

ation, price or fee reductions or suspension or debarment from contracting with the U.S. government.

We may not be able to receive or retain the necessary licenses or authorizations required for us to export or re-export our products, technical data or services, or to transfer technology from foreign sources (including our own subsidiaries) and to work collaboratively with them.Denials of such licenses and authorizations could have a material adverse effect on our business and results of operations.

U.S. regulations concerning export controls require us to screen potential customers, destinations, and technology to ensure that sensitive equipment, technology and services are not exported in violation of U.S. policy or diverted to improper uses or users.

In order for us to export certain products, technical data or services, we are required to obtain licenses from the U.S. government, often on a transaction-by-transaction basis. These licenses are generally required for the export of the military versions of our products and technical data and for defense services. We cannot be sure of our ability to obtain the U.S. government licenses or other approvals required to export our products, technical data and services for sales to foreign governments, foreign commercial customers or foreign destinations.

In addition, in order for us to obtain certain technical know-how from foreign vendors and to collaborate on improvements on such technology with foreign vendors, including at times our own foreign subsidiaries, we may need to obtain U.S. government approval for such collaboration through manufacturing license or technical assistance agreements approved by U.S. government export control agencies.

The U.S. government has the right, without notice, to revoke or suspend export licenses and authorizations for reasons of foreign policy, issues over which we have no control.

Failure to receive required licenses or authorizations would hinder our ability to export our products, data and services and to use some advanced technology from foreign sources. This could have a material adverse effect on our business, results of operations and financial condition.

Our failure to comply with export control rules could have a material adverse effect on our business.

Our failure to comply with these rules could expose us to significant criminal or civil enforcement action by the U.S. government, and a conviction could result in denial of export privileges, as well as contractual suspension or debarment under U.S. government contracts, either of which could have a material adverse effect on our business, results of operations and financial condition.

Our operating margins may decline under our fixed-price contracts if we fail to estimate accurately the time and resources necessary to satisfy our obligations.

Some of our contracts are fixed-price contracts under which we bear the risk of any cost overruns. Our profits are adversely affected if our costs under these contracts exceed the assump-

tions that we used in bidding for the contract. Often, we are required to fix the price for a contract before we finalize the project specifications, which increases the risk that we will mis-price these contracts. The complexity of many of our engagements makes accurately estimating our time and resources more difficult. In the event we fail to estimate our time and resources accurately, our expenses will increase and our profitability, if any, under such contracts will decrease.

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

Sales of a substantial number of shares of common stock into the public market, or the perception that those sales could occur, could adversely affect our stock price or could impair our ability to obtain capital through an offering of equity securities. As of March 31, 2007, we had 11,983,576 shares of common stock issued and outstanding. Of these shares, most are freely transferable without restriction under the Securities Act of 1933 or pursuant to effective resale registration statements, and a substantial portion of the remaining shares may be sold subject to the volume restrictions, manner-of-sale provisions and other conditions of Rule 144 under the Securities Act of 1933.

Exercise of our warrants, options and convertible debt could adversely affect our stock price and will be dilutive.

As of March 31, 2007, there were outstanding warrants to purchase a total of 674,707 shares of our common stock at a weighted average exercise price of $13.27 per share, options to purchase a total of 1,535,829 shares of our common stock at a weighted average exercise price of $8.33 per share, of which 535,097 were vested, at a weighted average exercise price of $8.38 per share, and outstanding notes convertible into a total of 185,793 shares of our common stock at a weighted average conversion price of $14.00 per share. Holders of our options, warrants and convertible debt will probably exercise or convert them only at a time when the price of our common stock is higher than their respective exercise or conversion prices. Accordingly, we may be required to issue shares of our common stock at a price substantially lower than the market price of our stock. This could adversely affect our stock price. In addition, if and when these shares are issued, the percentage of our common stock that existing stockholders own will be diluted.

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

In July and August of 2006, Israel was involved in a full-scale armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party, in southern Lebanon, which involved missile strikes against civilian targets in northern Israel that resulted in economic losses. On August 14, 2006, a ceasefire was declared relating to that armed conflict, although it is uncertain whether or not the ceasefire will continue to hold.

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

Although a substantial majority of our revenues and a substantial portion of our expenses are denominated in U.S. dollars, a portion of our costs, including personnel and facilities-related expenses, is incurred in New Israeli Shekels (NIS). Inflation in Israel will have the effect of increasing the dollar cost of our operations in Israel, unless it is offset on a timely basis by a devaluation of the NIS relative to the dollar. In 2006 and in the first three months of 2007, the inflation adjusted NIS appreciated against the dollar.

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

Dated:   May 17, 2007

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