Form 10-K/A
period 2006-12-31
AROTECH CORP
filed 2007-06-13
CIK 916529

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

EXPLANATORY NOTE

Arotech Corporation is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 17, 2007 and as amended on June 30, 2007, in order to conform the version of the report of BDO Seidman, LLP, Independent Registered Public Accounting Firm, as originally filed, with the signed original report by adding a conformed signature line (“/s/ BDO Seidman, LLP”) at the bottom of the filed report.

The auditor’s opinion letter filed herewith replaces and supersedes the report of BDO Seidman, LLP, Independent Registered Public Accounting Firm, previously filed under Item 8, “Financial Statements and Supplementary Data.”

Additionally, as required by SEC regulations, we are including a new consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm, and we are replacing the Section 302 and Section 906 certifications from Arotech’s Chairman and Chief Executive Officer and Arotech’s Vice President – Finance and Chief Financial Officer.

This document does not contain any other changes from the version of this document previously filed with the Securities and Exchange Commission, as amended.

[LETTERHEAD OF BDO SEIDMAN, LLP]                                                                                               99 Monroe Ave. NW, Suite 800
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

/s/ BDO Seidman, LLP

Grand Rapids, Michigan
April 15, 2007

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this amended report:

(3)	Exhibits - The following Exhibits are filed herewith:

Exhibit No.	Description
23.1	Consent of BDO Seidman, LLP
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 13, 2007.

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

Signature	Title	Date
/s/ Robert S. Ehrlich	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	June 13, 2007
Robert S. Ehrlich
/s/ Thomas J. Paup	Vice President - Finance (Principal Financial Officer)	June 13, 2007
Thomas J. Paup
/s/ Norman Johnson	Controller (Principal Accounting Officer)	June 13, 2007
Norman Johnson
/s/ Steven Esses	President, Chief Operating Officer and Director	June 13, 2007
Steven Esses
/s/ Jay M. Eastman	Director	June 13, 2007
Dr. Jay M. Eastman
/s/ Lawrence M. Miller	Director	June 13, 2007
Lawrence M. Miller
/s/ Jack E. Rosenfeld	Director	June 13, 2007
Jack E. Rosenfeld
	Director	June __, 2007
Edward J. Borey
/s/ Seymour Jones	Director	June 13, 2007
Seymour Jones