Form 10-Q
period 2007-06-30
AROTECH CORP
filed 2007-08-14
CIK 916529

OMB APPROVAL
OMB Number: 3235-0070 Expires: January 31, 2008 Estimated average burden hours per response 192.00
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED    June 30, 2007   .
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

The number of shares outstanding of the issuer’s common stock as of August 10, 2007 was 12,913,701.
SEC 1296 (03-07)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	June 30, 2007	December 31, 2006
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,368,631	$2,368,872
Restricted collateral deposits and restricted held-to-maturity securities	370,382	648,975
Escrow receivable	1,479,826	1,479,826
Available-for-sale marketable securities	41,825	41,166
Trade receivables (net of allowance for doubtful accounts in the amount of $159,000 as of June 30, 2007 and December 31, 2006)	9,259,594	7,780,965
Unbilled receivables	5,770,544	6,902,533
Other accounts receivable and prepaid expenses	962,061	1,134,622
Inventories	8,994,701	7,851,820
Total current assets	28,247,564	28,208,779
SEVERANCE PAY FUND	2,386,282	2,246,457
OTHER LONG-TERM RECEIVABLES	136,864	262,608
PROPERTY AND EQUIPMENT, NET	4,471,441	3,740,593
INVESTMENT IN AFFILIATED COMPANY	280,219	392,398
OTHER INTANGIBLE ASSETS, NET	8,323,064	9,502,214
GOODWILL	30,715,225	30,715,225
	$74,560,659	$75,068,274

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	June 30, 2007	December 31, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)
CURRENT LIABILITIES:
Trade payables	$5,050,333	$2,808,131
Other accounts payable and accrued expenses	3,335,101	5,171,055
Current portion of capitalized leases	87,560	55,263
Current portion of promissory notes due to purchase of subsidiaries	302,900	302,900
Short-term bank loans and current portion of long-term loans	3,377,890	3,496,008
Deferred revenues	1,318,577	1,321,311
Convertible debenture	1,142,764	2,583,629
Total current liabilities	14,615,125	15,738,297
Accrued severance pay	4,271,482	4,039,049
Long-term portion of mortgage loans	1,085,627	–
Long-term portion of promissory notes due to purchase of subsidiaries	–	151,450
Long-term portion of capitalized leases	121,198	158,120
Total long-term liabilities	5,478,307	4,348,619
MINORITY INTEREST	131,850	21,520
SHAREHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each;
Authorized: 250,000,000 shares as of June 30, 2007 and December 31, 2006; Issued: 12,620,874 and 12,023,242 shares as of June 30, 2007 and December 31, 2006, respectively; Outstanding: 12,581,208 and 11,983,576 shares as of June 30, 2007 and December 31, 2006, respectively	126,209	120,232
Preferred shares – $0.01 par value each;
Authorized: 1,000,000 shares as of June 30, 2007 and December 31, 2006; No shares issued and outstanding as of June 30, 2007 and December 31, 2006	–	–
Additional paid-in capital	220,506,064	217,735,860
Accumulated deficit	(161,749,623)	(158,566,123)
Treasury stock, at cost (common stock – 39,666 shares as of June 30, 2007 and December 31, 2006)	(3,537,106)	(3,537,106)
Notes receivable from shareholders	(1,314,430)	(1,304,179)
Accumulated other comprehensive loss	304,263	511,154
Total shareholders’ equity	54,335,377	54,959,838
	$74,560,659	$75,068,274

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)(U.S. Dollars, except share data)

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Revenues	$24,557,890	$16,310,747	$13,028,728	$7,414,335
Cost of revenues	16,685,240	12,742,129	9,282,017	6,089,377
Amortization of intangible assets	736,171	970,885	396,211	460,193
Research and development	922,255	520,629	424,170	216,017
Selling and marketing	2,093,501	1,748,132	1,062,733	848,864
General and administrative	6,349,404	6,240,808	2,625,114	3,138,272
Impairment of goodwill and other intangible assets	–	204,059	–	–
Total operating costs	26,786,571	22,426,642	13,790,245	10,752,723
Operating loss	(2,228,681)	(6,115,895)	(761,517)	(3,338,388)
Other income	69,119	35,988	57,175	18,482
Financial expenses, net	(626,813)	(6,458,796)	(502,733)	(4,997,660)
Loss before minority interest in earnings of subsidiaries, earnings from affiliated company and tax expenses	(2,786,376)	(12,538,703)	(1,207,076)	(8,317,566)
Income tax expenses	(174,906)	(54,053)	(68,999)	(14,081)
Minority interest in loss (earnings) of subsidiaries	(110,330)	25,943	(49,674)	16,754
Gain (loss) from affiliated company	(112,179)	138,030	(159,800)	99,558
Net loss	$(3,183,791)	$(12,428,783)	$(1,485,549)	$(8,215,335)
Deemed dividend to certain shareholders	–	(434,185)	–	(116,978)
Net loss attributable to common shareholders	$(3,183,791)	$(12,862,968)	$(1,485,549)	$(8,332,313)
Basic and diluted net loss per share[1]	$(0.28)	$(1.73)	$(0.13)	$(0.99)
Weighted average number of shares used in computing basic and diluted net loss per share	11,301,183	7,438,333	11,380,845	8,384,433

[1]	Includes $434,185 and $116,978 deemed dividend in the calculation of the loss per share for the respective six- and three-month periods ended June 30, 2006.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)

	Six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period before deemed dividend to certain stockholders of common stock	$(3,183,791)	$(12,428,783)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	1,183,948	733,426
Amortization of intangible assets, capitalized software costs and impairment of intangible assets	1,029,076	1,236,497
Amortization relating to warrants issued to the holders of convertible debentures and beneficial conversion feature	–	1,040,041
Amortization of deferred stock based compensation due to shares issued to employees	1,032,702	301,094
Financial expenses in connection with convertible debenture principal repayment	226,437	5,395,338
Amortization of deferred expenses related to convertible debenture issuance	58,498	659,140
Remeasurement of liability in connection with warrants granted	–	(700,113)
Earnings (loss) to minority	110,330	(25,943)
Share in (earnings) loss of affiliated company	112,179	(138,030)
Liability for employee rights upon retirement, net	92,742	157,243
Write-off of inventory	–	272,650
Impairment of fixed assets	–	16,672
Decrease (increase)in deferred tax assets	(10,988)	15,830
Changes in operating asset and liability items:
Capital loss from sale of property and equipment	3,232	–
Decrease (increase) in trade receivables and notes receivable	(1,481,220)	4,044,450
Decrease in unbilled receivables	1,131,990	357,249
Decrease (increase) in other accounts receivable and prepaid expenses	267,866	(88,544)
Increase in inventories	(1,144,679)	(1,131,729)
Decrease (increase) in trade payables	2,243,515	(3,177,065)
Decrease (increase) in deferred revenues	(2,735)	1,106,328
Decrease (increase) in accounts payable and accruals	(1,829,187)	425,130
Net cash used in operating activities from continuing operations	(160,085)	(1,920,119)
Net cash used in operating activities from discontinuing operations	–	(120,000)
Net cash used in operating activities	(160,085)	(2,040,119)
CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of promissory note related to purchase of subsidiary	(151,450)	(245,183)
Purchase of property and equipment	(1,919,087)	(493,347)
Increase in capitalized research and development projects	–	(325,877)
Decrease (increase) in restricted securities and deposits, net	279,307	(3,828,124)
Net cash used in investing activities	(1,791,229)	(4,892,531)
FORWARD	$(1,951,314)	$(6,932,650)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)

	Six months ended June 30,
	2007	2006
FORWARD	$(1,951,314)	$(6,932,650)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term credit from banks	(118,092)	1,074,877
Proceeds from exercise of warrants	–	4,350,634
Proceeds from exercise of options to employees and consultants	37,642	–
Increase in long term debt	1,115,000	–
Repayment of long-term loans	(29,373)	(19,552)
Net cash provided by financing activities	1,005,177	5,405,959
DECREASE IN CASH AND CASH EQUIVALENTS	(946,137)	(1,526,691)
CASH EROSION DUE TO EXCHANGE RATE DIFFERENCES	(54,103)	(58,236)
BALANCE OF CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	2,368,872	6,150,652
BALANCE OF CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$1,368,631	$4,565,725
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Payment of principal installment of convertible debenture in shares	$1,458,333	$8,612,518

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

b.           Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at June 30, 2007, its operating results for the three- and six-month periods ended June 30, 2007 and 2006, and its cash flow for the three- and six-month periods ended June 30, 2007 and 2006.

The results of operations for the six months ended June 30, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2007.

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

c.           Accounting for stock-based compensation:

For the six months ended June 30, 2007 and 2006 the compensation expense recorded related to stock options and restricted shares was $1,032,702 and $310,094, respectively, of which $104,308 and $85,230, respectively, was for stock options and $928,394 and $224,864, respectively, was for restricted shares. The remaining total compensation cost related to non-vested stock options and restricted share awards not yet recognized in the income statement as of June

.

30, 2007 was $1,443,122, of  which $179,639 was for stock options and $1,263,483 was for restricted shares. The weighted average period over which this compensation cost is expected to be recognized is approximately 13 months.

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

There were no new options or restricted stock issued in the first six months of 2007 and no options were exercised in the first six months of 2007.

d.           Reclassification:

Certain comparative data in these financial statements have been reclassified to conform with the current year’s presentation.

e.           Anti-dilutive shares for EPS calculation

All outstanding stock options, non-vested restricted stock and warrants have been excluded from the calculation of the diluted net loss per common share because all such securities are anti-dilutive for the periods presented. The total weighted average number of shares related to the outstanding options, restricted stock and warrants excluded from the calculations of diluted net loss per share was 1,763,594.

NOTE 2:                                INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. Inventory write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and for market prices lower than cost. In the three and six months

.

ended June 30, 2007, the Company did not adjust the inventory. Inventories are composed of the following:

	June 30, 2007	December 31, 2006
	(Unaudited)
Raw and packaging materials	$6,015,634	$4,556,250
Work-in-progress	2,887,626	3,186,843
Finished goods	91,441	108,727
	$8,994,701	$7,851,820

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which establishes a common definition for “fair value” to be applied to generally accepted accounting principles in the United States. It provides guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on the Company’s financial statements.

In December 2006, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 00-19-2, “Accounting for Registration Payment Arrangements,” which requires an issuer to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of Loss.” Registration payment arrangements are frequently entered into in connection with issuance of unregistered financial instruments, such as equity shares or warrants. A registration payment arrangement contingently obligates the issuer to make future payments or otherwise transfer consideration to another party if the issuer fails to file a registration statement with the SEC for the resale of specified fi-

.

nancial instruments or fails to have the registration statement declared effective within a specific period. The FSP requires issuers to make certain disclosures for each registration payment arrangement or group of similar arrangements. The FSP is effective immediately for registration payment arrangements and financial instruments entered into or modified after the FSP’s issuance date. For previously issued registration payment arrangements and financial instruments subject to those arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006. To the extent that the Company enters into financing arrangements in the future that include registration payment arrangements, the future application of this FSP may have a material effect on our financial condition and results of operations.

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

b.           The following is information about reported segment revenues, income (losses) and total assets for the three and six months ended June 30, 2007 and 2006:

	Simulation and Training	Battery and Power Systems	Armor	All Others	Total
Six months ended June 30, 2007
Revenues from outside customers	$9,395,747	$5,084,528	$10,077,615	$–	$24,557,890
Depreciation, amortization and impairment expenses (1)	(995,700)	(479,786)	(326,455)	(118,178)	(1,920,119)
Direct expenses (2)	(8,081,468)	(4,718,414)	(8,456,540)	(3,938,327)	(25,194,749)
Segment income (loss)	$318,579	$(113,672)	$1,294,620	$(4,056,505)	(2,556,978)
Financial expense					(626,813)
Loss from continuing operations					$(3,183,791)
Segment assets (3), (4)	$42,108,094	$18,477,947	$11,453,677	$2,520,941	$74,560,658
Six months ended June 30, 2006
Revenues from outside customers	$9,444,801	$4,140,654	$2,725,292	$–	$16,310,747
Depreciation, amortization and impairment expenses (1)	(778,981)	(466,438)	(596,911)	(127,593)	(1,969,923)
Direct expenses (2)	(8,383,310)	(4,230,119)	(4,123,123)	(3,574,259)	(20,310,811)
Segment income (loss)	$282,510	$(555,903)	$(1,994,742)	$(3,701,852)	(5,969,987)
Financial expense					(6,458,796)
Loss from continuing operations					$(12,428,783)
Segment assets (3), (4)	$43,806,055	$16,967,419	$9,256,351	$612,341,112	$82,370,937
Three months ended June 30, 2007
Revenues from outside customers	$5,179,738	$2,545,396	$5,303,594	$–	$13,028,728
Depreciation, amortization and impairment expenses (1)	(596,824)	(241,866)	(137,495)	(58,876)	(1,035,061)
Direct expenses (2)	(4,870,676)	(2,097,171)	(4,530,787)	(1,477,850)	(12,976,484)
Segment income (loss)	$(287,762)	$206,359	$635,312	$(1,536,726)	(982,817)
Financial expense					(502,733)
Loss from continuing operations					$(1,485,550)
Three months ended June 30, 2006
Revenues from outside customers	$4,508,236	$2,098,712	$807,387	$–	$7,414,335
Depreciation, amortization and impairment expenses (1)	(345,272)	(234,241)	(197,038)	(67,767)	(844,318)
Direct expenses (2)	(4,187,962)	(2,078,857)	(1,766,918)	(1,753,955)	(9,787,692)
Segment loss	$(24,998)	$(214,386)	$(1,156,569)	$(1,821,722)	(3,217,675)
Financial expense					(4,997,660)
Loss from continuing operations					$(8,215,335)

(1)	Includes depreciation of property and equipment, amortization expenses of intangible assets and impairment of goodwill and other intangible assets.
(2)	Including, inter alia, sales and marketing, general and administrative and tax expenses.
(3)	Consisting of all assets.
(4)
Out of those amounts, goodwill in our Simulation and Training, Battery and Power Systems and Armor Divisions stood at $24,235,419, $5,413,210 and $1,066,596, respectively, as of June 30, 2007 and $23,605,069, $5,151,084 and $1,018,725, respectively, as of June 30, 2006.

NOTE 5:	CONVERTIBLE NOTES, DETACHABLE WARRANTS AND LONG TERM DEBT

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

.

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

As of July 31, 2007, these convertible notes had been repaid in full.

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

During the three and six months ended June 30, 2007, the Company recorded an expense of approximately $17,000 and $7,000, respectively, which was attributable to amortization of the beneficial conversion feature of the convertible notes over their term. These expenses were included in the financial expenses.

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

NOTE 6:                                INCOME TAXES

As highlighted in Note 3 above, the Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company did not record a liability for unrecognized tax positions. The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows. At December 31, 2006, the Company had net deferred tax assets of $39.5 million. The deferred tax assets are primarily composed of federal, state and foreign tax net operating loss (“NOL”) carryforwards. Due to uncertainties surrounding the

.

Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset its net deferred tax asset. Additionally, the future utilization of the Company’s NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred. However, the Company plans to complete a Section 382 analysis regarding the limitation of the net operating losses. When this project is completed, the Company plans to update the unrecognized tax benefits under FIN 48. Therefore, the Company expects that the unrecognized tax benefits may change within 12 months of this reporting date. At this time, the Company cannot estimate how much the unrecognized tax benefits may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

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

On July 12, 2007, the Governor of Michigan signed into law the Michigan Business Tax (MBT), which will be effective January 1, 2008. This replaces the Michigan Single Business Tax. The Company is currently assessing the impact of the MBT on the Company’s financial position.

Interest and penalties, when accrued, relating to income tax liabilities are included in income tax expense. As of June 30, 2007, the Company had not accrued any interest or penalties relating to income taxes.

NOTE 7:                                COMPREHENSIVE LOSS

Comprehensive loss for the six and three months ended June 30, 2007 and 2006 is summarized below:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(3,183,791)	$(12,862,968)	$(1,485,549)	$(8,332,313)
Foreign currency translation	(206,891)	381,401	(291,698)	500,748
Total comprehensive loss	$(3,390,682)	$(12,481,567)	$(1,777,247)	$(7,831,565)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

.

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

Overview of Results of Operations

We incurred significant operating losses for the years ended December 31, 2005 and 2006 and for the first six months of 2007. While we expect to continue to derive revenues from the

.

sale of products that our subsidiaries manufacture and the services that they provide, there can be no assurance that we will be able to achieve or maintain profitability on a consistent basis.

In 2005 our net loss increased to $23.9 million on revenues of $49.0 million from $9.0 million on revenues of $50.0 million in 2004. About half of the 2005 loss was the result of impairments during 2005 of goodwill and other intangible assets in connection with our AoA subsidiary; the remainder of the increase in net loss was attributable to the factors cited below. In 2006, our net loss decreased to $15.6 million on revenues of $43.1 million. In the first six months of 2007 we had a net loss of $3.2 million on revenues of $24.6 million, compared to the first six months of 2006, when we had a net loss of $12.9 million on revenues of $16.3 million.

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

As a result of the application of the above accounting rules, we incurred non-cash charges for amortization of intangible assets in the amount of $736,000 during the first six months of 2007.

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

As a result of the application of the above accounting rules, we incurred non-cash charges related to stock-based compensation for restricted stock in the amount of approximately $929,000 during the first six months of 2007.

.

As a result of stock options and restricted stock granted to employees and directors and the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” we incurred non-cash charges related to stock-based compensation for options in the amount of approximately $104,000 during the first six months of 2007.

Overview of Operating Performance and Backlog

Overall, our net loss before minority interest earnings, earnings from affiliated company and tax expenses for the six months ended June 30, 2007 was $2.8 million on revenues of $24.6 million, compared to a net loss of $12.5 million on revenues of $16.3 million during the six months ended June 30, 2006. As of June 30, 2007, our overall backlog totaled $54.2 million.

In our Simulation and Training Division, revenues remained steady at $9.4 million in the first six months of 2006 to $9.4 million in the first six months of 2007. As of June 30, 2007, our backlog for our Simulation and Training Division totaled $22.3 million.

In our Battery and Power Systems Division, revenues increased from $4.1 million in the first six months of 2006 to approximately $5.1 million in the first six months of 2007. As of June 30, 2007, our backlog for our Battery and Power Systems Division totaled $11.5 million.

In our Armor Division, revenues increased from $2.7 million during the first six months of 2006 to $10.1 million during the first six months of 2007. As of June 30, 2007, our backlog for our Armor Division totaled $20.4 million.

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

Results of Operations

Three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Revenues. During the three months ended June 30, 2007, we (through our subsidiaries) recognized revenues as follows:

.

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

Revenues for the three months ended June 30, 2007 totaled $13.0 million, compared to $7.4 million in the comparable period in 2006, an increase of $5.6 million, or 75.7%. This increase was primarily attributable to the following factors:

➢
Increased revenues from our Armor Division ($4.5 million more in the three months ended June 30, 2007 versus the three months ended June 30, 2006), primarily attributable to orders for the “David” Armored Vehicle; and

➢	Increased revenues from our Battery and Power Systems Division ($447,000 more in the three months ended June 30, 2007 versus the three months ended June 30, 2006); and

➢	Increased revenues from our Simulation and Training Division ($672,000 more in the three months ended June 30, 2007 versus the three months ended June 30, 2006).

In the second quarter of 2007, revenues were $5.2 million for the Simulation and Training Division (compared to $4.5 million in the second quarter of 2006, an increase of $672,000, or 14.9%); $2.5 million for the Battery and Power Systems Division (compared to $2.1 million in the second quarter of 2006, an increase of $447,000, or 21.3%, due primarily to increased sales of Epsilor and EFB); and $5.3 million for the Armor Division (compared to $807,000 in the second quarter of 2006, an increase of $4.5 million, or 556.9%, due primarily to increased revenues from MDT and MDT Armor, mostly in respect of orders for the “David” Armored Vehicle).

Cost of revenues. Cost of revenues totaled $9.3 million during the second quarter of 2007, compared to $6.1 million in the second quarter of 2006, an increase of $3.2 million, or 52.4%, due primarily to production of a new product in our Armor Division. Cost of revenues did not increase proportionally to revenues due to an increase in margins from a change in the mix of products and customers in 2007 in comparison to 2006.

Direct expenses for our three divisions during the second quarter of 2007 were $4.9 million for the Simulation and Training Division (compared to $4.2 million in the second quarter of 2006, a decrease of $683,000, or 16.3%); $2.1 million for the Battery and Power Systems Division (compared to $2.1 million in the second quarter of 2006, an increase of $18,000, or 0.9%, due primarily to increased revenues; and $4.5 million for the Armor Division (compared to $1.8

.

million in the second quarter of 2006, an increase of $2.8 million, or 156.4%, due primarily to production of the “David” Armored Vehicle.)

Amortization of intangible assets. Amortization of intangible assets totaled $396,000 in the second quarter of 2007, compared to $460,000 in the second quarter of 2006, a decrease of $64,000, or 13.9%, due primarily to a decrease in amortization of intangible assets related to our subsidiary AoA.

Research and development expenses. Research and development expenses for the second quarter of 2007 were $424,000, compared to $216,000 during the second quarter of 2006, an increase of $208,000, or 96.4%. This increase was primarily attributable to increases in expenses at Epsilor and EFL for design improvements and at FAAC for expenses associated with the improvements to the Company’s simulator products.

Selling and marketing expenses. Selling and marketing expenses for the second quarter of 2007 were $1.1 million, compared to $849,000 the second quarter of 2006, an increase of $214,000, or 25.2%. This increase was primarily attributable to the overall increase in revenues and their associated sales and marketing expenses.

General and administrative expenses. General and administrative expenses for the second quarter of 2007 were $2.6 million, compared to $3.1 million in the second quarter of 2006, a decrease of $513,000, or 16.4%. This decrease was primarily attributable to a reduction in corporate expenses.

Financial expenses, net. Financial expenses totaled approximately $503,000 in the second quarter of 2007, compared to $5.0 million in the second quarter of 2006, a decrease of $4.5 million, or 89.9%. The difference was due primarily to decreased interest related to our convertible notes that were issued in September 2006 as a result of payments of principal during 2006, and financial expenses in 2006 related to repayment by forced conversion of our convertible notes at an 8% discount to average market price as provided under the terms of the convertible notes that did not occur to the same extent in the second quarter of 2007.

Income taxes. We and certain of our subsidiaries incurred net operating losses during the three months ended June 30, 2007 and accordingly, no provision for income taxes was recorded.  With respect to some of our subsidiaries that operated at a net profit during 2007, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $69,000 in tax expense in the second quarter of 2007, compared to $14,000 in tax expense in the second quarter of 2006, primarily in respect of state taxes.

Net loss. Due to the factors cited above, net loss decreased from $8.2 million in the second quarter of 2006 to $1.5 million in the second quarter of 2007, a decrease of $6.7 million, or 81.9%. (Net loss attributable to common stockholders was $8.3 million in 2006, due to a deemed dividend that was recorded in the amount of $117,000 in the second quarter of 2006 resulting from the repricing of existing warrants and the issuance of new warrants.)

.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Revenues. During the six months ended June 30, 2007, we (through our subsidiaries) recognized revenues as follows:

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

Revenues for the six months ended June 30, 2007 totaled $24.6 million, compared to $16.3 million in the comparable period in 2006, an increase of $8.2 million, or 50.6%. This increase was primarily attributable to the following factors:

➢	Increased revenues from our Armor Division ($7.4 million more in the six months ended June 30, 2007 versus the six months ended June 30, 2006); and

➢	Increased revenues from our Battery and Power Systems Division ($944,000 more in the six months ended June 30, 2007 versus the six months ended June 30, 2006); offset by

➢	A slight decrease in revenues from our Simulation and Training Division ($49,000 less in the six months ended June 30, 2007 versus the six months ended June 30, 2006).

In the first six months of 2007, revenues were $9.4 million for the Simulation and Training Division (compared to $9.4 million in the first six months of 2006, a decrease of $49,000, or 0.5%); $5.1 million for the Battery and Power Systems Division (compared to $4.1 million in the first six months of 2006, an increase of $944,000, or 22.8%, due primarily to increased sales of Epsilor and EFB); and $10.1 million for the Armor Division (compared to $2.7 million in the first six months of 2006, an increase of $7.4 million, or 269.8%, due primarily to increased revenues from MDT and MDT Armor, mostly in respect of orders for the “David” Armored Vehicle).

Cost of revenues. Cost of revenues totaled $16.7 million during the first six months of 2007, compared to $12.7 million in the first six months of 2006, an increase of 3.9 million, or 30.9%, due primarily to production of a new product in our Armor Division. Cost of revenues did not increase proportionally to revenues due to an increase in margins from a change in the mix of products and customers in 2007 in comparison to 2006.

.

Direct expenses for our three divisions during the first six months of 2007 were $8.1 million for the Simulation and Training Division (compared to $8.4 million in the first six months of 2006, a decrease of $302,000, or 3.6%, due primarily to an increase in margin at FAAC); $4.7 million for the Battery and Power Systems Division (compared to $4.2 million in the first six months of 2006, an increase of $488,000, or 11.5%, due primarily to increased revenues; and $8.5 million for the Armor Division (compared to $4.1 million in the first six months of 2006, an increase of $4.4 million, or 105.1%, due primarily to production of the “David” Armored Vehicle.)

Amortization of intangible assets. Amortization of intangible assets totaled $736,000 in the first six months of 2007, compared to $971,000 in the first six months of 2006, a decrease of $235,000, or 24.2%, due primarily to a decrease in amortization of intangible assets related to our subsidiary AoA.

Research and development expenses. Research and development expenses for the first six months of 2007 were $922,000, compared to $521,000 during the first six months of 2006, an increase of $402,000, or 77.1%. This increase was primarily attributable to increases in expenses at Epsilor and EFL for design improvements and at FAAC for expenses associated with the improvements to the Company’s simulator products.

Selling and marketing expenses. Selling and marketing expenses for the first six months of 2007 were $2.1 million, compared to $1.7 million in the first six months of 2006, an increase of $345,000, or 19.8%. This increase was primarily attributable to the overall increase in revenues and their associated sales and marketing expenses.

General and administrative expenses. General and administrative expenses for the first six months of 2007 were $6.3 million compared to $6.2 million in the first six months of 2006, an increase of $109,000, or 1.7%. This increase was primarily attributable to stock compensation expense incurred in respect of restricted shares granted to the executive officers of the Company offset by a reduction in other corporate expenses.

Financial expenses, net. Financial expenses totaled approximately $627,000 in the first six months of 2007 compared to $6.5 million in the first six months of 2006, a decrease of $5.8 million, or 90.3%. The difference was due primarily to decreased interest related to our convertible notes that were issued in June 30, 2006 as a result of payments of principal during 2006, and financial expenses in 2006 related to repayment by forced conversion of our convertible notes at an 8% discount to average market price as provided under the terms of the convertible notes that did not occur in the first six months of 2007.

Income taxes. We and certain of our subsidiaries incurred net operating losses during the six months ended June 30, 2007 and accordingly, no provision for income taxes was recorded.  With respect to some of our subsidiaries that operated at a net profit during 2007, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $175,000 in tax expense in the first six months of 2007, compared to $54,000 in tax expense in the first six months of 2006, primarily in respect of state taxes.

.

Impairment of goodwill and other intangible assets. Current accounting standards require us to test goodwill for impairment at least annually, and between annual tests in certain circumstances; when we determine goodwill is impaired, it must be written down, rather than being amortized as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value of our reportable units with their carrying value. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units. We performed the required annual impairment test of goodwill, based on our management’s projections and using expected future discounted operating cash flows. We did not identify any impairment of goodwill during the first six months of 2007. In the corresponding period of 2006, we identified in AoA an impairment of goodwill in the amount of $204,000.

Net loss. Due to the factors cited above, net loss decreased from $12.4 million in the first six months of 2006 to $3.2 million in the first six months of 2007, a decrease of $9.2 million, or 74.4%. (Net loss attributable to common stockholders was $12.9 million in 2006, due to a deemed dividend that was recorded in the amount of $434,000 in 2006 due to the repricing of existing warrants and the issuance of new warrants.)

Liquidity and Capital Resources

As of June 30, 2007, we had $1.4 million in cash, $370,000 in restricted collateral securities and restricted held-to-maturity securities due within one year, $1.5 million in an escrow receivable, and $42,000 in available-for-sale marketable securities, as compared to December 31, 2006, when we had $2.4 million in cash, $649,000 in restricted collateral securities and restricted held-to-maturity securities due within one year, $1.5 million in an escrow receivable and $41,000 in available-for-sale marketable securities.

We used available funds in the six months ended June 30, 2007 primarily for sales and marketing, continued research and development expenditures, and other working capital needs. We increased our investment in fixed assets (including the purchase of two buildings in Alabama) during the six months ended June 30, 2007 by $1.9 million over the investment as at December 31, 2006. Our net fixed assets amounted to $4.5 million at quarter end.

Net cash used in operating activities from continuing operations for the six months ended June 30, 2007 and 2006 was $160,000 and $2.0 million, respectively, a decrease of $1.9 million.

Net cash used in investing activities for the six months ended June 30, 2007 and 2006 was $1.8 million and $4.9 million, a decrease of $3.1 million. This decrease was primarily the result of the change in restricted securities and deposits.

Net cash provided by financing activities for the six months ended June 30, 2007 and 2006 was $1.0 million and $5.4 million, respectively. This decrease was primarily the result of warrant exercises in February, March and April of 2006 that had no equivalent in 2007.

As of June 30, 2007, we had (based on the contractual amount of the debt and not on the accounting valuation of the debt, not taking into consideration trade payables, other accounts payables and accrued severance pay) approximately $4.5 million in bank and certificated debt

.

outstanding, $1.1 million of which was convertible debt, and approximately $3.4 million in short-term debt.

Based on our internal forecasts, which are subject to all of the reservations regarding “forward-looking statements” set forth above, we believe that our present cash position, anticipated cash flows from operations, lines of credit and anticipated additions to paid-in capital should be sufficient to satisfy our current estimated cash requirements through the remainder of the year. This belief is based on certain earnout and other assumptions that our management and our subsidiaries managers believe to be reasonable, some of which are subject to the risk factors detailed under “Risk Factors” in Item IA of Part II, below and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, as amended, including without limitation (i) that the severance and retirement benefits that we owe to certain of our senior executives will not have to be paid ahead of their anticipated schedule, and (ii) that no other earnout payments to the former shareholder of AoA will be required in excess of the funds being held by him in escrow to secure such earnout obligations. In this connection, we note that from time to time our working capital needs are partially dependent on our subsidiaries’ lines of credit. In the event that we are unable to continue to make use of our subsidiaries’ lines of credit for working capital on economically feasible terms, our business, operating results and financial condition could be adversely affected.

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

While we conduct our business primarily in U.S. dollars, some of our agreements are denominated in foreign currencies, and we occasionally hedge part of the risk of a devaluation of the U.S dollar, which could have an adverse effect on the revenues that we incur in foreign cur-

.

rencies. We do not hold or issue derivative financial instruments for trading or speculative purposes

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our periodic reports that we file with the SEC. These disclosure controls and procedures are intended to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objective of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluations, our principal executive officer and principal financial officer were able to conclude that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2007 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

.

PART II

ITEM 1.                                LEGAL PROCEEDINGS.

Class Action Litigation

In May 2007, two purported class action complaints (the “Complaint”) were filed in the United States District Court for the Eastern District of New York against us and certain of our officers and directors. These two cases were consolidated in June 2007. The Complaint seeks class status on behalf of all persons who purchased our securities between November 9, 2004 and November 14, 2005 (the “Period”) and alleges violations by us and certain of our officers and directors of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, primarily related to our acquisition of Armour of America in 2005 and certain public statements made by us with respect to our business and prospects during the Period. The Complaint also alleges that we did not have adequate systems of internal operational or financial controls, and that our financial statements and reports were not prepared in accordance with GAAP and SEC rules. The Complaint seeks an unspecified amount of damages. A lead plaintiff has been named, and the plaintiff’s consolidated amended complaint is scheduled to be filed by the end of August 2007. A similar case filed in the United States District Court for the Eastern District of Michigan in March 2007 was withdrawn by the plaintiff in June 2007.

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

.

results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time.

Business-Related Risks

We have had a history of losses and may incur future losses.

We were incorporated in 1990 and began our operations in 1991. We have funded our operations principally from funds raised in each of the initial public offering of our common stock in February 1994; through subsequent public and private offerings of our common stock and equity and debt securities convertible or exercisable into shares of our common stock; research contracts and supply contracts; funds received under research and development grants from the Government of Israel; and sales of products that we and our subsidiaries manufacture. We have incurred significant net losses since our inception. Additionally, as of June 30, 2007, we had an accumulated deficit of approximately $161.7 million. In an effort to reduce operating expenses and maximize available resources, we have consolidated certain of our subsidiaries, shifted personnel and reassigned responsibilities. We have also substantially reduced certain senior employee salaries during 2005, cut directors’ fees in 2005, 2006 and the first four months of 2007, and taken a variety of other measures to limit spending and will continue to assess our internal processes to seek additional cost-structure improvements. Although we believe that such steps will help to reduce our operating expenses and maximize our available resources, there can be no assurance that we will ever be able to achieve or maintain profitability consistently or that our business will continue to exist.

We need significant amounts of capital to operate and grow our business and to pay our debt.

We require substantial funds to operate our business, including to market our products and develop and market new products. To the extent that we are unable to fully fund our operations through profitable sales of our products and services, we will need to seek additional funding, including through the issuance of equity or debt securities. In addition, based on our internal forecasts, the assumptions described under “Liquidity and Capital Resources” below, and subject to the other risk factors described herein, we believe that our present cash position and anticipated cash flows from operations, lines of credit and anticipated additions to paid-in capital should be sufficient to satisfy our current estimated cash requirements through the next twelve months. However, in the event our internal forecasts and other assumptions regarding our liquidity prove to be incorrect, we may need to seek additional funding. There can be no assurance that we will obtain any such additional financing in a timely manner, on acceptable terms, or at all. If additional funds are raised by issuing equity securities or convertible debt securities, stockholders may incur further dilution. If we incur additional indebtedness, we may be subject to affirmative and negative covenants that may restrict our ability to operate or finance our business. If additional funding is not secured, we will have to modify, reduce, defer or eliminate parts of our present and anticipated future commitments and/or programs.

.

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

Prior to the acquisitions of IES and MDT in 2002 and the acquisitions of FAAC and Epsilor in January 2004 and AoA in August 2004, our primary business was the marketing and sale of products based on primary and refuelable Zinc-Air battery technology and advancements in battery technology for defense and security products and other military applications, electric vehicles and consumer electronics. As a result of our acquisitions, a substantial component of our business is the marketing and sale of high-tech multimedia and interactive training solutions and sophisticated lightweight materials and advanced engineering processes used to armor vehicles. These are relatively new businesses for us and our management group has limited experience operating these types of businesses. We cannot assure that we will be successful in managing these new businesses. If we are unable to successfully operate these new businesses, our business, financial condition and results of operations could be materially impaired.

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

.

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

.

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

The raw materials that we use in manufacturing our armor products include Kevlar®, a patented product of E.I. du Pont de Nemours Co., Inc. We purchase Kevlar in the form of woven cloth from various independent weaving companies. In the event Du Pont and/or these independ-

.

ent weaving companies were to cease, for any reason, to produce or sell Kevlar to us, we might be unable to replace it with a material of like weight and strength, or at all. Thus, if our supply of Kevlar were materially reduced or cut off or if there were a material increase in the price of Kevlar, our manufacturing operations could be adversely affected and our costs increased, and our business, financial condition and results of operations could be materially adversely affected.

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

.

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

.

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

.

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

.

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

.

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

.

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

.

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

Sales of a substantial number of shares of common stock into the public market, or the perception that those sales could occur, could adversely affect our stock price or could impair our ability to obtain capital through an offering of equity securities. As of August 10, 2007, we had

.

12,581,208 shares of common stock issued and outstanding. Of these shares, most are freely transferable without restriction under the Securities Act of 1933 or pursuant to effective resale registration statements, and a substantial portion of the remaining shares may be sold subject to the volume restrictions, manner-of-sale provisions and other conditions of Rule 144 under the Securities Act of 1933.

Exercise of our warrants and options could adversely affect our stock price and will be dilutive.

As of August 10, 2007, there were outstanding warrants to purchase a total of 636,713 shares of our common stock at a weighted average exercise price of $12.49 per share, and options to purchase a total of 362,621 shares of our common stock at a weighted average exercise price of $6.88 per share, of which 233,908 were vested, at a weighted average exercise price of $8.57 per share. Holders of our options and warrants will probably exercise them only at a time when the price of our common stock is higher than their respective exercise prices. Accordingly, we may be required to issue shares of our common stock at a price substantially lower than the market price of our stock. This could adversely affect our stock price. In addition, if and when these shares are issued, the percentage of our common stock that existing stockholders own will be diluted.

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

.

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

.

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

Although a substantial majority of our revenues and a substantial portion of our expenses are denominated in U.S. dollars, a portion of our costs, including personnel and facilities-related expenses, is incurred in New Israeli Shekels (NIS). Inflation in Israel will have the effect of increasing the dollar cost of our operations in Israel, unless it is offset on a timely basis by a devaluation of the NIS relative to the dollar. In 2006 and in the first six months of 2007, the inflation adjusted NIS appreciated against the dollar.

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

Dated:   August 14, 2007

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