Form 10-Q
period 2007-09-30
AROTECH CORP
filed 2007-11-14
CIK 916529

OMB APPROVAL
OMB Number: 3235-0070 Expires: January 31, 2008 Estimated average burden hours per response 192.00
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED    September 30, 2007   .
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

The number of shares outstanding of the issuer’s common stock as of November 13, 2007 was 13,154,819.
SEC 1296 (03-07)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	September 30, 2007	December 31, 2006
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,657,974	$2,368,872
Restricted collateral deposits and restricted held-to-maturity securities	248,116	648,975
Escrow receivable	1,479,826	1,479,826
Available-for-sale marketable securities	44,562	41,166
Trade receivables (net of allowance for doubtful accounts in the amount of $159,000 as of September 30, 2007 and December 31, 2006)	10,112,872	7,780,965
Unbilled receivables	6,658,155	6,902,533
Other accounts receivable and prepaid expenses	1,082,843	1,134,622
Inventories	9,196,035	7,851,820
Total current assets	30,480,383	28,208,779
SEVERANCE PAY FUND	2,446,538	2,246,457
OTHER LONG-TERM RECEIVABLES	225,033	262,608
PROPERTY AND EQUIPMENT, NET	4,595,806	3,740,593
INVESTMENT IN AFFILIATED COMPANY	252,673	392,398
OTHER INTANGIBLE ASSETS, NET	8,043,179	9,502,214
GOODWILL	30,806,288	30,715,225
	$76,849,900	$75,068,274

          The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$4,531,906	$2,808,131
Other accounts payable and accrued expenses	4,573,285	5,171,055
Current portion of capitalized leases	89,697	55,263
Current portion of promissory notes due to purchase of subsidiaries	227,175	302,900
Short-term bank loans and current portion of long-term loans	4,707,890	3,496,008
Deferred revenues	1,560,664	1,321,311
Convertible debenture	–	2,583,629
Total current liabilities	15,690,617	15,738,297
Accrued severance pay	4,498,531	4,039,049
Long-term portion of mortgage loans	1,101,106	–
Long-term portion of promissory notes due to purchase of subsidiaries	–	151,450
Long-term portion of capitalized leases	100,949	158,120
Other long term liabilities	138,944	–
Total long-term liabilities	5,839,530	4,348,619
MINORITY INTEREST	48,922	21,520
SHAREHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each;
Authorized: 250,000,000 shares as of September 30, 2007 and December 31, 2006; Issued: 12,913,701 and 12,023,242 shares as of September 30, 2007 and December 31, 2006, respectively; Outstanding: 12,913,701 and 11,983,576 shares as of September 30, 2007 and December 31, 2006, respectively	129,137	120,232
Preferred shares – $0.01 par value each;
Authorized: 1,000,000 shares as of September 30, 2007 and December 31, 2006; No shares issued and outstanding as of September 30, 2007 and December 31, 2006	–	–
Additional paid-in capital	218,392,007	217,735,860
Accumulated deficit	(162,532,571)	(158,566,123)
Treasury stock, at cost (common stock – no shares and 39,666 shares as of September 30, 2007 and December 31, 2006, respectively)	–	(3,537,106)
Notes receivable from shareholders	(1,321,292)	(1,304,179)
Accumulated other comprehensive loss	603,550	511,154
Total shareholders’ equity	55,270,830	54,959,838
	$76,849,900	$75,068,274

          The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. Dollars, except share data)

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
Revenues	$40,011,014	$29,033,433	$15,453,124	$12,722,686
Cost of revenues	27,764,509	21,396,283	11,079,269	8,654,154
Amortization of intangible assets	1,044,042	1,404,056	307,871	433,171
Research and development	1,413,852	1,235,000	491,597	714,371
Selling and marketing	2,999,226	2,600,477	905,725	852,345
General and administrative	9,659,032	9,124,758	3,309,628	2,883,950
Impairment of goodwill and other intangible assets	–	204,059	–	–
Total operating costs	42,880,661	35,964,633	16,094,090	13,537,991
Operating loss	(2,869,647)	(6,931,200)	(640,966)	(815,305)
Other income (expense)	75,452	(16,766)	6,333	(52,754)
Financial expenses, net	(707,225)	(6,833,740)	(80,412)	(374,944)
Loss before minority interest in earnings of subsidiaries, earnings from affiliated company and tax expenses	(3,501,420)	(13,781,706)	(715,045)	(1,243,003)
Income tax credits (expenses)	(298,193)	(19,418)	(123,287)	34,635
Minority interest in loss (earnings) of subsidiaries	(27,402)	25,943	82,929	–
Gain (loss) from affiliated company	(139,725)	281,175	(27,546)	143,145
Net loss	$(3,966,740)	$(13,494,006)	$(782,949)	$(1,065,223)
Deemed dividend to certain shareholders	–	(434,185)	–	–
Net loss attributable to common shareholders	$(3,966,740)	$(13,928,191)	$(782,949)	$(1,065,223)
Basic and diluted net loss per share[1]	$(0.35)	$(1.77)	$(0.06)	$(0.12)
Weighted average number of shares used in computing basic and diluted net loss per share	11,315,676	7,841,428	12,161,564	8,596,782
_______________________
[1]	Includes $434,185 and $0 deemed dividend in the calculation of the loss per share for the respective nine- and three-month periods ended September 30, 2006.

          The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)

	Nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period before deemed dividend to certain stockholders of common stock	$(3,966,740)	$(13,494,006)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	1,495,194	986,543
Amortization of intangible assets, and impairment of intangible assets	1,044,042	1,404,056
Impairment of goodwill and other intangible assets	–	204,059
Amortization relating to warrants issued to the holders of convertible debentures and beneficial conversion feature	–	1,217,213
Financial expenses in connection with convertible debenture principal repayment	280,382	5,395,338
Amortization of deferred expenses related to convertible debenture issuance	62,999	744,875
Amortization of capitalized research and development projects	437,722	115,172
Remeasurement of liability in connection with warrants granted	–	(700,113)
Earnings (loss) to minority	27,402	(25,943)
Share in earnings (loss) of affiliated company	139,725	(281,175)
Liability for employee rights upon retirement, net	259,402	155,737
Stock based compensation related to shares granted and to be granted to employees, directors, consultants and shares granted as a donation	1,258,464	408,570
Write-off of inventory	–	292,864
Impairment of fixed assets	–	32,485
Decrease in deferred tax assets	12,772	25,440
Changes in operating asset and liability items:
Capital loss from sale of property and equipment	–	(1,842)
Decrease (increase) in trade receivables and notes receivable	(2,217,231)	4,101,873
Decrease (increase) in unbilled receivables	244,378	(1,587,424)
Decrease (increase) in other accounts receivable and prepaid expenses	(82,348)	4,566
Increase in inventories	(1,344,215)	(569,559)
Decrease (increase) in trade payables	1,723,774	(2,272,518)
Decrease in deferred revenues	239,353	932,676
Decrease (increase) in accounts payable and accruals	(499,603)	477,358
Net cash used in operating activities from continuing operations	(884,528)	(2,433,755)
Net cash used in operating activities from discontinuing operations	–	(120,000)
Net cash used in operating activities	(884,528)	(2,553,755)
CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of promissory note related to purchase of subsidiary	(227,175)	(245,183)
Purchase of property and equipment	(2,350,407)	(551,376)
Payment of transactions expenses in relation to previous year investment in subsidiary	–	(590,350)
Increase in capitalized research and development projects	–	(379,496)
Decrease in restricted securities and deposits, net	397,464	3,562,381
Net cash provided (used) by investing activities	(2,180,118)	1,795,976)
FORWARD	$(3,064,646)	$(757,779)

          The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)

	Nine months ended September 30,
	2007	2006
FORWARD	$(3,064,646)	$(757,779)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term credit from banks	1,236,396	(357,037)
Repayment of debentures	–	(4,537,500)
Proceeds from exercise of warrants	–	4,350,635
Proceeds from exercise of options to employees and consultants	37,642	–
Increase in long term debt	1,115,000	–
Repayment of long-term loans	(13,894)	(19,552)
Net cash provided by (used in) financing activities	2,375,144	(563,454)
DECREASE IN CASH AND CASH EQUIVALENTS	(689,502)	(1,321,233)
CASH ACCRETION DUE TO EXCHANGE RATE DIFFERENCES	(21,396)	(106,887)
BALANCE OF CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	2,368,872	6,150,652
BALANCE OF CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$1,657,974	$4,722,532
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Payment of principal installment of convertible debenture in shares	$2,601,097	$17,473,824

          The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:                                BASIS OF PRESENTATION

a.           Company:

Arotech Corporation (“Arotech” or the “Company”), and its subsidiaries provide defense and security products for the military, law enforcement and homeland security markets, including advanced zinc-air and lithium batteries and chargers, multimedia interactive simulators/trainers and lightweight vehicle armoring. The Company is primarily operating through FAAC Corporation (“FAAC”), a wholly-owned subsidiary based in Ann Arbor, Michigan; IES Interactive Training, Inc. (“IES”), a wholly-owned subsidiary based in Ann Arbor, Michigan; Electric Fuel Battery Corporation (“EFB”), a wholly-owned subsidiary based in Auburn, Alabama; Electric Fuel Ltd. (“EFL”), a wholly-owned subsidiary based in Beit Shemesh, Israel; Epsilor Electronic Industries, Ltd. (“Epsilor”), a wholly-owned subsidiary located in Dimona, Israel; MDT Protective Industries, Ltd. (“MDT”), a majority-owned subsidiary based in Lod, Israel; MDT Armor Corporation (“MDT Armor”), a majority-owned subsidiary based in Auburn, Alabama; and Armour of America, Incorporated (“AoA”), a wholly-owned subsidiary based in Auburn, Alabama.

b.           Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at September 30, 2007, its operating results for the three- and nine-month periods ended September 30, 2007 and 2006, and its cash flow for the three- and nine-month periods ended September 30, 2007 and 2006.

The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2007.

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

c.           Accounting for stock-based compensation:

For the nine months ended September 30, 2007 and 2006 the compensation expense recorded related to stock options and restricted shares was $1,258,464 and $408,570, respectively, of which $145,170 and $110,915, respectively, was for stock options and $1,113,294 and $297,655, respectively, was for restricted shares. The remaining total compensation cost related to non-vested stock options and restricted share awards not yet recognized in the income statement as of September 30, 2007 was $1,217,360, of which $138,776 was for stock options and $1,078,584 was for restricted shares. The weighted average period over which this compensation cost is expected to be recognized is approximately 10 months.

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

There were no new options or restricted stock issued in the first nine months of 2007 and no options were exercised in the first nine months of 2007.

d.           Reclassification:

Certain comparative data in these financial statements have been reclassified to conform with the current year’s presentation.

e.           Anti-dilutive shares for EPS calculation

All outstanding stock options, non-vested restricted stock and warrants have been excluded from the calculation of the diluted net loss per common share because all such securities are anti-dilutive for the periods presented. The total weighted average number of shares related to the outstanding options, restricted stock and warrants excluded from the calculations of diluted net loss per share was 1,643,974.

NOTE 2:                                INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. Inventory write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and for market prices lower than cost. Inventories are composed of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)
Raw and packaging materials	$6,373,371	$4,556,250
Work-in-progress	2,676,443	3,186,843
Finished goods	146,221	108,727
	$9,196,035	$7,851,820

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

In June 2007, the FASB ratified EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units, which are expected to vest, is recorded as an increase to additional paid-in capital. EITF 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, and the Company expects to adopt the provisions of EITF 06-11 beginning in the first quarter of 2008. The Company is currently assessing the impact of EITF 06-11on the Company’s financial statements.

Also in June 2007, the FASB ratified EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and the Company expects to adopt the provisions of EITF 07-3 beginning in the first quarter of 2008. The Company is currently assessing the impact of EITF 07-3 on the Company’s financial statements.

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

b.           The following is information about reported segment revenues, income (losses) and total assets for the three and nine months ended September 30, 2007 and 2006:

	Simulation and Training	Battery and Power Systems	Armor	All Others	Total
Nine months ended September 30, 2007
Revenues from outside customers	$17,836,204	$8,118,285	$14,056,525	$–	$40,011,014
Depreciation, amortization and impairment expenses (1)	(1,225,971)	(717,189)	(413,093)	(182,983)	(2,539,236)
Direct expenses (2)	(14,750,941)	(7,688,329)	(12,995,643)	(5,296,380)	(40,731,293)
Segment income (loss)	$1,859,292	$(287,233)	$647,789	$(5,479,363)	(3,259,515)
Financial expense					(707,225)
Loss from continuing operations					$(3,966,740)
Segment assets (3), (4)	$44,383,057	$19,725,033	$10,835,160	$2,148,703	$77,091,953
Nine months ended September 30, 2006
Revenues from outside customers	$16,395,627	$5,943,319	$6,694,487	$–	$29,033,433
Depreciation, amortization and impairment expenses (1)	(1,165,628)	(701,026)	(770,718)	(185,537)	(2,822,909)
Direct expenses (2)	(13,619,617)	(6,219,157)	(7,716,423)	(5,315,593)	(32,870,790)
Segment income (loss)	$1,610,382	$(976,864)	$(1,792,654)	$(5,501,130)	(6,660,266)
Financial expense					(6,833,740)
Loss from continuing operations					$(13,494,006)
Segment assets (3), (4)	$45,022,403	$17,476,829	$9,562,793	$4,892,723	$76,954,748
Three months ended September 30, 2007
Revenues from outside customers	$8,440,458	$3,033,757	$3,978,908	$–	$15,453,123
Depreciation, amortization and impairment expenses (1)	(230,272)	(237,402)	(86,638)	(64,805)	(619,117)
Direct expenses (2)	(6,669,473)	(2,969,914)	(4,539,103)	(1,358,053)	(15,536,543)
Segment income (loss)	$1,540,713	$(173,559)	$(646,833)	$(1,422,858)	(702,537)
Financial expense					(80,412)
Loss from continuing operations					$(782,949)
Three months ended September 30, 2006
Revenues from outside customers	$6,950,826	$1,802,665	$3,969,195	$–	$12,722,686
Depreciation, amortization and impairment expenses (1)	(386,647)	(234,588)	(173,807)	(57,944)	(852,986)
Direct expenses (2)	(5,236,307)	(1,989,037)	(3,593,301)	(1,741,334)	(12,559,979)
Segment income (loss)	$1,327,872	$(420,960)	$202,087	$(1,799,278)	(690,279)
Financial expense					(374,944)
Loss from continuing operations					$(1,065,223)

(1)	Includes depreciation of property and equipment, amortization expenses of intangible assets and impairment of goodwill and other intangible assets.
(2)	Including, inter alia, sales and marketing, general and administrative and tax expenses.
(3)	Consisting of all assets.
(4)
Out of those amounts, goodwill in our Simulation and Training, Battery and Power Systems and Armor Divisions stood at $24,235,419, $5,485,923 and $1,084,946, respectively, as of September 30, 2007 and $24,195,419, $5,316,320 and $1,048,902, respectively, as of September 30, 2006.

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

In connection with these convertible notes, the Company recognized financial expenses of $422,034 with respect to assigning fair value to the warrants issued to the holders of the convertible debenture.

During the three and nine months ended September 30, 2007, the Company recorded an expense of approximately $1,000 and $17,000, respectively, which was attributable to amortization of the beneficial conversion feature of the convertible notes over their term. These expenses were included in the financial expenses.

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

NOTE 6:                                INCOME TAXES

As highlighted in Note 3 above, the Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company did not record a liability for unrecognized tax positions. The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows. At December 31, 2006, the Company had net deferred tax assets of $39.5 million. The deferred tax assets are primarily composed of federal, state and foreign tax net operating loss (“NOL”) carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset its net deferred tax asset. Additionally, the future utilization of the Company’s NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred. However, the Company plans to complete a Section 382 analysis regarding the limitation of the net operating losses. When this project is completed, the Company plans to update the unrecognized tax benefits under FIN 48. Therefore, the Company expects that the unrecognized tax benefits may change within 12 months of this reporting date. At this time, the Company cannot estimate how much the unrecognized tax benefits may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

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

On July 12, 2007, the Governor of Michigan signed into law the Michigan Business Tax (MBT), which will be effective January 1, 2008. This replaces the Michigan Single Business Tax. The Company has assessed the impact of the MBT on the Company’s financial position and determined the net impact to be immaterial.

Interest and penalties, when accrued, relating to income tax liabilities are included in income tax expense. As of September 30, 2007, the Company had not accrued any interest or penalties relating to income taxes.

NOTE 7:                                COMPREHENSIVE LOSS

Comprehensive loss for the nine and three months ended September 30, 2007 and 2006 is summarized below:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(3,966,740)	$(13,928,191)	$(782,949)	$(1,065,223)
Foreign currency translation	92,396	705,013	299,287	323,612
Total comprehensive loss	$(3,874,344)	$(13,223,178)	$(463,662)	$(741,611)

NOTE 8:                                GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in goodwill for the three and nine months ended September 30, 2007 relate to foreign currency translation adjustments.

NOTE 9:                                STOCKHOLDERS’ EQUITY

On August 16, 2007, pursuant to resolution of the Company’s Board of Directors and in accordance with the provisions of Section 243(a) of the Delaware General Corporation Law, the Company retired its 39,666 shares of treasury stock. Accordingly, the capital stock account was adjusted and the balance of the treasury stock was closed to additional paid-in capital.

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

Overview of Results of Operations

We incurred significant operating losses for the years ended December 31, 2005 and 2006 and for the first nine months of 2007. While we expect to continue to derive revenues from the sale of products that our subsidiaries manufacture and the services that they provide, there can be no assurance that we will be able to achieve or maintain profitability on a consistent basis.

In 2005 our net loss increased to $23.9 million on revenues of $49.0 million from $9.0 million on revenues of $50.0 million in 2004. About half of the 2005 loss was the result of impairments during 2005 of goodwill and other intangible assets in connection with our AoA subsidiary; the remainder of the increase in net loss was attributable to the factors cited below. In 2006, our net loss decreased to $15.6 million on revenues of $43.1 million. In the first nine months of 2007 we had a net loss of $4.0 million on revenues of $40.0 million, compared to the first nine months of 2006, when we had a net loss of $13.5 million (before deemed dividend) on revenues of $29.0 million.

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

As a result of the application of the above accounting rules, we incurred non-cash charges for amortization of intangible assets in the amount of $1.0 million during the first nine months of 2007.

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

As a result of the application of the above accounting rules, we incurred non-cash charges related to stock-based compensation for restricted stock in the amount of approximately $1.1 million during the first nine months of 2007.

As a result of stock options and restricted stock granted to employees and directors and the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” we incurred non-cash charges related to stock-based compensation for options in the amount of approximately $145,000 during the first nine months of 2007.

Overview of Operating Performance and Backlog

Overall, our net loss before minority interest earnings, earnings from affiliated company and tax expenses for the nine months ended September 30, 2007 was $3.5 million on revenues of $40.0 million, compared to a net loss of $13.8 million on revenues of $29.0 million during the nine months ended September 30, 2006. As of September 30, 2007, our overall backlog totaled $50.9 million.

In our Simulation and Training Division, revenues increased from $16.4 million in the first nine months of 2006 to $17.8 million in the first nine months of 2007. As of September 30, 2007, our backlog for our Simulation and Training Division totaled $22.6 million.

In our Battery and Power Systems Division, revenues increased from $5.9 million in the first nine months of 2006 to approximately $8.1 million in the first nine months of 2007. As of September 30, 2007, our backlog for our Battery and Power Systems Division totaled $10.8 million.

In our Armor Division, revenues increased from $6.7 million during the first nine months of 2006 to $14.1 million during the first nine months of 2007. As of September 30, 2007, our backlog for our Armor Division totaled $17.5 million.

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

Results of Operations

Three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Revenues. During the three months ended September 30, 2007, we (through our subsidiaries) recognized revenues as follows:

➢	IES and FAAC recognized revenues from the sale of interactive use-of-force training systems, simulators, and maintenance services in connection with such systems.

➢	MDT, MDT Armor and AoA recognized revenues from payments under vehicle armoring contracts, for service and repair of armored vehicles, and on sale of armoring products.

➢	EFB and Epsilor recognized revenues from the sale of batteries, chargers and adapters to the military, and under certain development contracts with the U.S. Army.

➢	EFL recognized revenues from the sale of water-activated battery (WAB) lifejacket lights.

Revenues for the three months ended September 30, 2007 totaled $15.5 million, compared to $12.7 million in the comparable period in 2006, an increase of $2.7 million, or 21.5%. This increase was primarily attributable to the following factors:

➢	Increased revenues from our Battery and Power Systems Division ($1.2 million more in the three months ended September 30, 2007 versus the three months ended September 30, 2006); and

➢	Increased revenues from our Simulation and Training Division ($1.5 million more in the three months ended September 30, 2007 versus the three months ended September 30, 2006).

In the third quarter of 2007, revenues were $8.4 million for the Simulation and Training Division (compared to $7.0 million in the third quarter of 2006, an increase of $1.4 million, or 21.4%, due primarily to increased sales of military vehicle simulators and use of force simulators); $3.0 million for the Battery and Power Systems Division (compared to $1.8 million in the third quarter of 2006, an increase of $1.2 million, or 68.3%, due primarily to increased sales of Epsilor and EFB); and $4.0 million for the Armor Division (compared to $4.0 million in the third quarter of 2006, unchanged due to a delay in the receipt of the 2008 model platform for the David contract, which caused a slowdown of production).

Cost of revenues. Cost of revenues totaled $11.1 million during the third quarter of 2007, compared to $8.7 million in the third quarter of 2006, an increase of $2.4 million, or 28.0%, due primarily to increases in sales in our Simulation and Training and our Battery divisions.

Direct expenses for the third quarter of 2007 were $6.7 million for the Simulation and Training Division (compared to $5.2 million in the third quarter of 2006, an increase of $1.4 million , or 27.4%, due primarily to increased revenues); $3.0 million for the Battery and Power Systems Division (compared to $2.0 million in the third quarter of 2006, an increase of $1.0 million, or 49.3%, due primarily to increased revenues); and $4.5 million for the Armor Division (compared to $3.6 million in the third quarter of 2006, an increase of $946,000, or 26.3%, due primarily to increased labor costs).

Amortization of intangible assets. Amortization of intangible assets totaled $308,000 in the third quarter of 2007, compared to $433,000 in the third quarter of 2006, a decrease of $125,000, or 28.9%, due primarily to completion in 2006 of the amortization of certain intangible assets at our AoA subsidiary.

Research and development expenses. Research and development expenses for the third quarter of 2007 were $492,000, compared to $714,000 during the third quarter of 2006, a decrease of $223,000, or 31.2%. This decrease was primarily attributable to a change in the timing of expenses compared to last year.

Selling and marketing expenses. Selling and marketing expenses for the third quarter of 2007 were $906,000, compared to $852,000 the third quarter of 2006, an increase of $54,000, or 6.3%. This increase was primarily attributable to the overall increase in revenues and their associated sales and marketing expenses.

General and administrative expenses. General and administrative expenses for the third quarter of 2007 were $3.3 million, compared to $2.9 million in the third quarter of 2006, an increase of $426,000, or 14.8%. This increase was primarily attributable to stock compensation expense incurred in respect of initial and annual grants of restricted shares to our directors and a grant of restricted shares to one of our officers pursuant to the terms of that officer’s employment agreement.

Financial expenses, net. Financial expenses totaled approximately $80,000 in the third quarter of 2007, compared to $375,000 in the third quarter of 2006, a decrease of $295,000, or 78.6%. The difference was due primarily to decreased interest related to our convertible notes that were issued in September 2006 as a result of payments of principal during 2006, and financial expenses in 2006 related to repayment by forced conversion of our convertible notes at an 8% discount to average market price as provided under the terms of the convertible notes, that did not occur to the same extent in the third quarter of 2007.

Income taxes. We and certain of our subsidiaries incurred net operating losses during the three months ended September 30, 2007 and accordingly, no provision for income taxes was recorded. With respect to some of our subsidiaries that operated at a net profit during 2007, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $123,000 in tax expense in the third quarter of 2007, compared to a total of $35,000 in tax credits in the third quarter of 2006 These expenses and credits relate primarily to state and local taxes.

Net loss. Due to the factors cited above, net loss decreased from $1.1 million in the third quarter of 2006 to $783,000 in the third quarter of 2007, a decrease of $282,000, or 26.5%.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Revenues. During the nine months ended September 30, 2007, we (through our subsidiaries) recognized revenues as follows:

➢	IES and FAAC recognized revenues from the sale of interactive use-of-force training systems, simulators, and from the provision of maintenance services in connection with such systems.

➢	MDT, MDT Armor and AoA recognized revenues from payments under vehicle armoring contracts, for service and repair of armored vehicles, and on sale of armoring products.

➢	EFB and Epsilor recognized revenues from the sale of batteries, chargers and adapters to the military, and under certain development contracts with the U.S. Army.

➢	EFL recognized revenues from the sale of water-activated battery (WAB) lifejacket lights.

Revenues for the nine months ended September 30, 2007 totaled $40.0 million, compared to $29.0 million in the comparable period in 2006, an increase of $11.0 million, or 37.8%. This increase was primarily attributable to the following factors:

➢	Increased revenues from our Armor Division ($7.4 million more in the nine months ended September 30, 2007 versus the nine months ended September 30, 2006);

➢	Increased revenues from our Battery and Power Systems Division ($2.2 million more in the nine months ended September 30, 2007 versus the nine months ended September 30, 2006); and

➢	Increased revenues from our Simulation and Training Division ($1.4 million more in the nine months ended September 30, 2007 versus the nine months ended September 30, 2006).

In the first nine months of 2007, revenues were $17.8 million for the Simulation and Training Division (compared to $16.4 million in the first nine months of 2006, an increase of $1.4 million, or 8.8%, due primarily to increased sales of military vehicle simulators and use of force simulators); $8.1 million for the Battery and Power Systems Division (compared to $5.9 million in the first nine months of 2006, an increase of $2.2 million, or 36.6%, due primarily to increased sales of our battery products at Epsilor and EFB); and $14.1 million for the Armor Division (compared to $6.7 million in the first nine months of 2006, an increase of $7.4 million, or 110.0%, due primarily to increased revenues from MDT and MDT Armor, mostly in respect of orders for the “David” Armored Vehicle).

Cost of revenues. Cost of revenues totaled $27.8 million during the first nine months of 2007, compared to $21.4 million in the first nine months of 2006, an increase of $6.4 million, or 29.8%, due primarily to production of the “David” Armored Vehicle in our Armor Division. Cost of revenues did not increase proportionally to revenues due to an increase in margins from a change in the mix of products and customers in 2007 in comparison to 2006.

Direct expenses for the first nine months of 2007 were $14.8 million for the Simulation and Training Division (compared to $13.6 million in the first nine months of 2006, an increase of $1.1 million, or 8.3%, due primarily to increased revenues); $7.7 million for the Battery and Power Systems Division (compared to $6.2 million in the first nine months of 2006, an increase of $1.5 million, or 23.6%, due primarily to increased revenues); and $13.0 million for the Armor Division (compared to $7.7 million in the first nine months of 2006, an increase of $5.3 million, or 68.4%, due primarily to production of the “David” Armored Vehicle).

Amortization of intangible assets. Amortization of intangible assets totaled $1.0 million in the first nine months of 2007, compared to $1.4 million in the first nine months of 2006, a decrease of $360,000, or 25.6%, due primarily to completion in 2006 of the amortization of certain intangible assets at our AoA subsidiary.

Research and development expenses. Research and development expenses for the first nine months of 2007 were $1.4 million, compared to $1.2 million during the first nine months of 2006, an increase of $179,000, or 14.5%. This increase was primarily attributable to increases in expenses at Epsilor and EFL for design improvements and at FAAC for expenses associated with the improvements to the Company’s simulator products.

Selling and marketing expenses. Selling and marketing expenses for the first nine months of 2007 were $3.0 million, compared to $2.6 million in the first nine months of 2006, an increase of $399,000, or 15.3%. This increase was primarily attributable to the overall increase in revenues and their associated sales and marketing expenses.

General and administrative expenses. General and administrative expenses for the first nine months of 2007 were $9.7 million compared to $9.1 million in the first nine months of 2006, an increase of $534,000, or 5.9%. This increase was primarily attributable to stock compensation expense incurred in respect of restricted shares granted to the executive officers of the Company offset by a reduction in other corporate expenses.

Financial expenses, net. Financial expenses totaled approximately $707,000 in the first nine months of 2007 compared to $6.8 million in the first nine months of 2006, a decrease of $6.1 million, or 89.7%. The difference was due primarily to decreased interest related to our convertible notes that were issued in September 30, 2006 as a result of payments of principal during 2006, and financial expenses in 2006 related to repayment by forced conversion of our convertible notes at an 8% discount to average market price as provided under the terms of the convertible notes that did not occur to the same extent in the first nine months of 2007.

Income taxes. We and certain of our subsidiaries incurred net operating losses during the nine months ended September 30, 2007 and accordingly, no provision for income taxes was recorded. With respect to some of our subsidiaries that operated at a net profit during 2007, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $298,000 in tax expense in the first nine months of 2007, compared to $19,000 in tax expense in the first nine months of 2006. These expenses relate primarily to state and local taxes.

Impairment of goodwill and other intangible assets. Current accounting standards require us to test goodwill for impairment at least annually, and between annual tests in certain circumstances; when we determine goodwill is impaired, it must be written down, rather than being amortized as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value of our reportable units with their carrying value. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units. We performed the required annual impairment test of goodwill, based on our management’s projections and using expected future discounted operating cash flows. We did not identify any impairment of goodwill during the first nine months of 2007. In the corresponding period of 2006, we identified in AoA an impairment of goodwill in the amount of $204,000.

Net loss. Due to the factors cited above, net loss decreased from $13.5 million in the first nine months of 2006 to $4.0 million in the first nine months of 2007, a decrease of $9.5 million, or 70.6%. (Net loss attributable to common stockholders was $13.9 million in 2006, due to a deemed dividend that was recorded in the amount of $434,000 in 2006 due to the repricing of existing warrants and the issuance of new warrants.)

Liquidity and Capital Resources

As of September 30, 2007, we had $1.7 million in cash, $248,000 in restricted collateral securities and restricted held-to-maturity securities due within one year, $1.5 million in an escrow receivable, and $45,000 in available-for-sale marketable securities, as compared to December 31, 2006, when we had $2.4 million in cash, $649,000 in restricted collateral securities and restricted held-to-maturity securities due within one year, $1.5 million in an escrow receivable and $41,000 in available-for-sale marketable securities.

We used available funds in the nine months ended September 30, 2007 primarily for sales and marketing, continued research and development expenditures, and other working capital needs. We increased our investment in fixed assets (including the purchase of two buildings in Alabama) during the nine months ended September 30, 2007 by $2.4 million over the investment as at December 31, 2006. Our net fixed assets amounted to $4.6 million at quarter end.

Net cash used in operating activities from continuing operations for the nine months ended September 30, 2007 and 2006 was $885,000 and $2.4 million, respectively, a decrease of $1.5 million.

Net cash provided by (used in) investing activities for the nine months ended September 30, 2007 and 2006 was ($2.2) million and $1.8 million, a increase of $4.0 million. This increase was primarily the result of the change in restricted securities and deposits.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2007 and 2006 was $2.4 million and $(563,000), respectively. This increase was primarily due to an increase in long term debt and short term borrowings.

As of September 30, 2007, we had (based on the contractual amount of the debt and not on the accounting valuation of the debt, not taking into consideration trade payables, other accounts payables and accrued severance pay) approximately $6.2 million in bank debt outstanding, and approximately $5.0 million in short-term debt.

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

ITEM 4T.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our periodic reports that we file with the SEC. These disclosure controls and procedures are intended to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objective of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluations, our principal executive officer and principal financial officer were able to conclude that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2007 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS.

Class Action Litigation

In May 2007, two purported class action complaints (the “Complaint”) were filed in the United States District Court for the Eastern District of New York against us and certain of our officers and directors. These two cases were consolidated in June 2007. A similar case filed in the United States District Court for the Eastern District of Michigan in March 2007 was withdrawn by the plaintiff in June 2007. The Complaint seeks class status on behalf of all persons who purchased our securities between November 9, 2004 and November 14, 2005 (the “Period”) and alleges violations by us and certain of our officers and directors of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, primarily related to our acquisition of Armour of America in 2005 and certain public statements made by us with respect to our business and prospects during the Period. The Complaint also alleges that we did not have adequate systems of internal operational or financial controls, and that our financial statements and reports were not prepared in accordance with GAAP and SEC rules. The Complaint seeks an unspecified amount of damages. A lead plaintiff has been named, and the plaintiff’s consolidated amended complaint was filed in September 2007. Our motion to dismiss is due by the end of November 2007, but a decision on our motion is not expected until mid-2008.

Although the ultimate outcome of this matter cannot be determined with certainty, we believe that the allegations stated in the Complaint are without merit and we and our officers and directors named in the Complaint intend to defend ourselves vigorously against such allegations.

ITEM 1A.	RISK FACTORS.

The following factors, among others, which contain material changes from risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2006 and our Form 10-Q for the quarter ended June 30, 2007, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time.

Business-Related Risks

We have had a history of losses and may incur future losses.

We were incorporated in 1990 and began our operations in 1991. We have funded our operations principally from funds raised in each of the initial public offering of our common stock in February 1994; through subsequent public and private offerings of our common stock and equity and debt securities convertible or exercisable into shares of our common stock; research contracts and supply contracts; funds received under research and development grants from the Government of Israel; and sales of products that we and our subsidiaries manufacture. We have incurred significant net losses since our inception. Additionally, as of September 30, 2007, we had an accumulated deficit of approximately $162.5 million. In an effort to reduce operating expenses and maximize available resources, we have consolidated certain of our subsidiaries, shifted personnel and reassigned responsibilities. We have also substantially reduced certain senior employee salaries during 2005, cut directors’ fees in 2005, 2006 and the first four months of 2007, and taken a variety of other measures to limit spending and will continue to assess our internal processes to seek additional cost-structure improvements. Although we believe that such steps will help to reduce our operating expenses and maximize our available resources, there can be no assurance that we will ever be able to achieve or maintain profitability consistently or that our business will continue to exist.

Market-Related Risks

A substantial number of our shares are available for sale in the public market and sales of those shares could adversely affect our stock price.

Sales of a substantial number of shares of common stock into the public market, or the perception that those sales could occur, could adversely affect our stock price or could impair our ability to obtain capital through an offering of equity securities. As of November 5, 2007, we had 13,154,819 shares of common stock issued and outstanding. Of these shares, most are freely transferable without restriction under the Securities Act of 1933 or pursuant to effective resale registration statements, and a substantial portion of the remaining shares may be sold subject to the volume restrictions, manner-of-sale provisions and other conditions of Rule 144 under the Securities Act of 1933.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Reference is made to the information contained in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on October 15, 2007.

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

Dated:  November 14, 2007

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