Form 10-K
period 2007-12-31
AROTECH CORP
filed 2008-04-14
CIK 916529

OMB APPROVAL
OMB Number: 3235-0063
Expires: April 30, 2009
Estimated average burden
hours per response 2,196.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED      DECEMBER 31, 2007   .

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

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $40,382,408 (based on the last sale price of such stock on such date as reported by The Nasdaq Global Market and assuming, for the purpose of this calculation only, that all of the registrant’s directors and executive officers are affiliates).

 (Applicable only to corporate registrants)  Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
13,599,197 as of 3/31/08

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

General

We are a defense and security products and services company, engaged in three business areas: high-level armoring for military and nonmilitary air and ground vehicles; interactive simulation for military, law enforcement and commercial markets; and batteries and charging systems for the military. We operate primarily through our various subsidiaries, which we have organized into three divisions. Our divisions and subsidiaries (all 100% owned by us) are as follows:

➢
We develop, manufacture and market advanced high-tech multimedia and interactive digital solutions for use-of-force training and driving training of military, law enforcement, security and other personnel through our Training and Simulation Division:

•
We provide simulators, systems engineering and software products to the United States military, government and private industry through our subsidiary FAAC Incorporated, located in Ann Arbor, Michigan (“FAAC”); and

•
We provide specialized “use of force” training for police, security personnel and the military through our subsidiary IES Interactive Training, located in Ann Arbor, Michigan, which we merged into our FAAC subsidiary in October of 2007 (“IES”).

➢	We utilize sophisticated lightweight materials and advanced engineering processes to armor vehicles and to manufacture aviation armor through our Armor Division:

•
We use state-of-the-art lightweight armoring materials, special ballistic glass and advanced engineering processes to fully armor military and civilian SUV’s, buses and vans, through our subsidiaries MDT Protective Industries, Ltd., located in Lod, Israel (“MDT”), and MDT Armor Corporation, located in Auburn, Alabama (“MDT Armor”); and

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

Background

We were incorporated in Delaware in 1990 under the name “Electric Fuel Corporation,” and we changed our name to “Arotech Corporation” on September 17, 2003. Unless the context requires otherwise, all references to us refer collectively to Arotech Corporation and Arotech’s wholly-owned Israeli subsidiaries, EFL, Epsilor and MDT; and Arotech’s wholly-owned United States subsidiaries, EFB, IES, FAAC, AoA and MDT Armor.

For financial information concerning the business segments in which we operate, see Note 16.b. of the Notes to the Consolidated Financial Statements. For financial information about geographic areas in which we engage in business, see Note 16.c. of the Notes to the Consolidated Financial Statements.

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

Training and Simulation Division

We develop, manufacture and market advanced high-tech multimedia and interactive digital solutions for use-of-force training and driver training of military, law enforcement, security and other personnel through our Training and Simulation Division, the largest of our three divisions.

During 2007 and 2006, revenues from our Training and Simulation Division were approximately $27.8 million and $22.0 million, respectively.

The Training and Simulation Division concentrates on three different product areas:

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

Vehicle Simulation

We provide simulators, systems engineering and software products focused on training vehicle operators for cars and trucks. We provide these products to the United States military, government, municipalities, and private industry through our FAAC nameplate. Our fully interactive driver-training systems feature state-of-the-art vehicle simulator technology enabling training in situation awareness, risk analysis and decision making, emergency reaction and avoidance procedures, and proper equipment operation techniques. Our simulators have successfully trained hundreds of thousands of drivers.

Our Vehicle Simulation group focuses on the development and delivery of complete driving simulations for a wide range of vehicle types – such as trucks, automobiles, subway trains, buses, fire trucks, police cars, ambulances, airport ground vehicles, and military vehicles. In 2007, our Vehicle Simulations group accounted for approximately 55% of our Training and Simulation Division’s revenues.

We believe that we have held near a 100% market share in U.S. military wheeled vehicle operator driver training simulators since 1999 and that we are currently one of three significant participants in the U.S. municipal wheeled vehicle simulators market.

Military Operations

In the area of Military Operations, we believe we are a premier developer of validated, high fidelity analytical models and simulations of tactical air and land warfare systems for all branches of the Department of Defense and its related industrial contractors. Our simulations are found in systems ranging from instrumented air combat and maneuver training ranges (such as Top Gun), full task training devices such as the F-18 Weapon Tactics Trainer, and in the on-board computer of many fighter jet aircraft. In 2007, our Military Operations group accounted for 20% of our Training and Simulation Division’s revenues.

FAAC is the sole provider of validated weapon simulations used in US air-combat training. We supply on-board software to support weapon launch decisions for the F-15, F-16, F-18, and Joint Strike Fighter (JSF) fighter aircraft. We also provide an instructor operator station, mission operator station and real-time, database driven electronic combat environment for the special operational forces aircrew training system.

Use-of-Force

We are a leading provider of interactive, multimedia, fully digital training simulators for law enforcement, security, military and similar applications. With a large customer base spread over twenty countries around the world, we are a leader in the supply of simulation training products to law enforcement, governmental, and commercial clients. We conduct our interactive training activities using our IES Interactive Training nameplate. In 2007, our Use of Force group accounted for 25% of our Training and Simulation Division’s revenues.

Marketing and Customers

We market our Simulation Division products to all branches of the U.S. military, federal and local government, municipal transportation departments, and public safety groups. Municipalities throughout the U.S. are using our vehicle simulators and use-of-force products, and our penetration in Asia, Europe and the Americas continues through the use of commissioned sales agents and regional distributors.

We have long-term relationships, many of over ten years’ duration, with the U.S. Air Force, U.S. Navy, U.S. Army, U.S. Marine Corps, Department of Homeland Security, and most major Department of Defense training and simulation prime contractors and related subcontractors. The quality of our customer relationships is illustrated by the multiple program contract awards we have earned from many of our customers.

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

Armor Division

We armor vehicles and manufacture aviation and other armor through our Armor Division. During 2007 and 2006, revenues from our Armor Division were approximately $18.7 million and $12.6 million, respectively.

Introduction

We specialize in armoring vehicles and manufacturing armor kits for aircraft and vessels by using state-of-the-art lightweight ballistic materials, special ballistic glass and advanced engineering processes. We fully armor vehicles, vans, SUVs and small buses. We also provide ballistic armor kits for rotary and fixed wing aircraft, marine armor, personnel armor, and armor for architectural applications.

We operate through three business units: MDT Protective Industries Ltd., located in Lod, Israel (in which we acquired a majority stake in 2002), MDT Armor Corporation, which we established in 2003 in Auburn, Alabama and Armour of America, which we acquired in 2004 and relocated to Auburn, Alabama.

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

During 2006 and 2007, we received over $26 million in orders from the Israel Defense Forces for the U.S.-built David, a patrol, combat command and reconnaissance armored vehicle that is specifically designed as an urban combat vehicle.

Our proprietary designs have been developed to meet a wide variety of customer and industry needs.

Sales, Marketing and Customers

Most of our vehicle armoring business has historically come from Israel, although we have armored vehicles under contracts for companies operating in Iraq. Our principal customer at present is the Israeli Ministry of Defense. Other customers include Israeli and American government ministries and agencies, private companies, medical services and private clients. In the United States, we have armored vehicles for U.S. operations in Iraq.

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

Battery and Power Systems Division

We manufacture and sell lithium and Zinc-Air batteries for defense and security products and other military applications through our Battery and Power Systems Division. During 2007 and 2006, revenues from our Battery and Power Systems Division were approximately $11.2 million and $8.6 million, respectively.

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

Markets/Applications

As an external alternative to the popular lithium based BA-5590/U, the BA-8180/U can be used in many applications operated by the BA-5590/U. The BA-8180/U can be used for a variety of military applications.

Customers

The principal customers for our Zinc-Air batteries during 2007 were the U.S. Army’s Communications-Electronics Command (CECOM) and the Defense Logistics Agency (DLA). In addition, we continue to further penetrate Special Forces and other specific U.S. military units with direct sales.

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

Marketing

We market our marine safety products through our own network of distributors in Europe, the United States, Asia and Oceania. We market our lights to the commercial aviation industry through an independent company that receives a commission on sales.

Competition

The largest manufacturer of aviation and marine safety products, including TSO and SOLAS-approved lifejacket lights, is ACR Electronics Inc. of Hollywood, Florida. Other significant competitors in the marine market include Daniamant Aps of Denmark and England, and SIC of Italy.

Backlog

We generally sell our products under standard purchase orders. Orders constituting our backlog are subject to changes in delivery schedules and are typically cancelable by our customers until a specified time prior to the scheduled delivery date. Accordingly, our backlog is not necessarily an accurate indication of future sales. As of December 31, 2007 and 2006, our backlog for the following years was approximately $48.7 million and $41.3 million, respectively, divided among our divisions as follows:

Division	2007	2006
Training and Simulation Division	$21,670,000	$11,518,000
Battery and Power Systems Division	12,861,000	9,213,000
Armor Division	14,164,000	20,582,000
TOTAL:	$48,695,000	$41,313,000

Major Customers

During 2007 and 2006, including all of our divisions, various branches of the United States military accounted for approximately 52% and 58% of our revenues. See “Item 1A. Risk Factors – Risks Related to Government Contracts,” below.

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

Research and Development

During the years ended December 31, 2007 and 2006, our gross research and product development expenditures were approximately $1.9 million and $1.6 million, respectively.

EFL has certain contingent royalty obligations to the Office of the Chief Scientist of the Israel Ministry of Industry and Trade and the Israel-U.S. Binational Industrial Research and Development Foundation (BIRD-F), which apply (in respect of continuing operations) only to our inactive Electric Vehicle program. As of December 31, 2007, our total outstanding contingent liability in this connection was approximately $10.4 million.

Employees

As of February 29, 2008, we had 407 employees worldwide, most of whom were full-time employees. Our success will depend in large part on our ability to attract and retain skilled and experienced employees.

With respect to those of our employees who are Israeli residents, Israeli law generally requires severance pay upon the retirement or death of an employee or termination of employment without due cause; additionally, some of our senior employees have special severance arrangements, certain of which are described under “Item 11. Executive Compensation – Employment Contracts,” below. We currently fund our ongoing severance obligations by making monthly payments to approved severance funds or insurance policies.

ITEM 1A.	RISK FACTORS

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Report and presented elsewhere by management from time to time.

Business-Related Risks

We have had a history of losses and may incur future losses.

We were incorporated in 1990 and began our operations in 1991. We have funded our operations principally from funds raised in each of the initial public offering of our common stock in February 1994; through subsequent public and private offerings of our common stock and equity and debt securities convertible or exercisable into shares of our common stock; research contracts and supply contracts; funds received under research and development grants from the Government of Israel; and sales of products that we and our subsidiaries manufacture. We have incurred significant net losses since our inception. Additionally, as of December 31, 2007, we had an accumulated deficit of approximately $161.5 million. In an effort to reduce operating expenses and maximize available resources, we have consolidated certain of our subsidiaries, shifted personnel and reassigned responsibilities. We have also taken a variety of other measures to limit spending and will continue to assess our internal processes to seek additional cost-structure improvements. Although we believe that such steps will help to reduce our operating expenses and maximize our available resources, there can be no assurance that we will ever be able to achieve or maintain profitability consistently or that our business will continue to exist.

We need significant amounts of capital to operate and grow our business.

We require substantial funds to operate our business, including marketing our products and developing and marketing new products. To the extent that we are unable to fully fund our operations through profitable sales of our products and services, we will need to seek additional funding, including through the issuance of equity or debt securities. In addition, based on our internal forecasts, the assumptions described under “Liquidity and Capital Resources” below, and subject to the other risk factors described herein, we believe that our present cash position and anticipated cash flows from operations, lines of credit and anticipated additions to paid-in capital should be sufficient to satisfy our current estimated cash requirements through the next twelve months. However, in the event our internal forecasts and other assumptions regarding our liquidity prove to be incorrect, we may need to seek additional funding. There can be no assurance that we will obtain any such additional financing in a timely manner, on acceptable terms, or at all. If additional funds are raised by issuing equity securities or convertible debt securities, stockholders may incur further dilution. If we incur additional indebtedness, we may be subject to affirmative and negative covenants that may restrict our ability to operate or finance our business. If additional funding is not secured, we will have to modify, reduce, defer or eliminate parts of our present and anticipated future commitments and/or programs.

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

We are highly dependent on the president of our FAAC subsidiary and the general managers of our MDT and Epsilor subsidiaries, and the loss of the services of one or more of these persons could adversely affect us. We are especially dependent on the services of our Chairman and Chief Executive Officer, Robert S. Ehrlich, and our President and Chief Operating Officer, Steven Esses. The loss of either Mr. Ehrlich or Mr. Esses could have a material adverse effect on us. We are party to an employment agreement with Mr. Ehrlich, which agreement expires at the end of 2009, and an employment agreement with Mr. Esses, which agreement expires at the end of 2010. We do not have key-man life insurance on either Mr. Ehrlich or Mr. Esses.

There are risks involved with the international nature of our business.

A significant portion of our sales are made to customers located outside the U.S., primarily in Europe and Asia. In 2007 and 2006, 22% and 25%, respectively, of our revenues, were derived from sales to customers located outside the U.S. We expect that our international customers will continue to account for a substantial portion of our revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, foreign taxes, longer payment cycles and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect our sales to international customers. See also “Israel-Related Risks,” below.

We do not anticipate paying cash dividends.

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

We may not be able to receive or retain the necessary licenses or authorizations required for us to export or re-export our products, technical data or services, or to transfer technology from foreign sources (including our own subsidiaries) and to work collaboratively with them. Denials of such licenses and authorizations could have a material adverse effect on our business and results of operations.

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

One of the continued listing standards for our stock on the Nasdaq Stock Market (both the Nasdaq Global Market, on which our stock is currently listed, and the Nasdaq Capital Market) is the maintenance of a $1.00 bid price. Our stock price was below $1.00 between August 15, 2005 and June 20, 2006; however, on June 21, 2006, we effected a one-for-fourteen reverse stock split, which brought the bid price of our common stock back over $1.00. If our bid price were to go and remain below $1.00 for 30 consecutive business days, Nasdaq could notify us of our failure to meet the continued listing standards, after which we would have 180 calendar days to correct such failure or be delisted from the Nasdaq Global Market. In addition, we may be unable to satisfy the other continued listing requirements.

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

We are organized under the laws of the State of Delaware and will be subject to service of process in the United States. However, approximately 29% of our assets are located outside the United States. In addition, two of our directors and most of our executive officers are residents of Israel and a portion of the assets of such directors and executive officers are located outside the United States.

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

Although a substantial majority of our revenues and a substantial portion of our expenses are denominated in U.S. dollars, a portion of our costs, including personnel and facilities-related expenses, is incurred in New Israeli Shekels (NIS). Inflation in Israel will have the effect of increasing the dollar cost of our operations in Israel, unless it is offset on a timely basis by a devaluation of the NIS relative to the dollar. In 2007, the inflation adjusted NIS appreciated against the dollar.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our primary executive offices are located in FAAC’s offices, consisting of approximately 17,300 square feet of office and warehouse space in Ann Arbor, Michigan, pursuant to a lease expiring in January 2013. FAAC has also leased approximately 17,200 square feet of office and warehouse space in Ann Arbor, Michigan pursuant to a lease beginning in June 2006 and expiring in April 2013, which includes a new addition of approximately 6,300 square feet that is currently under construction. Additionally, FAAC is renting approximately 6,600 square feet in a separate building, on a month to month basis, until construction on the addition is completed, and FAAC, through its subsidiary Realtime Technologies, Inc., acquired at the beginning of 2008, rents approximately 800 square feet in Lafayette, Colorado pursuant to a lease terminating at the end of November 2008, and approximately 3,900 square feet in Royal Oak, Michigan pursuant to a lease terminating at the end of April 2009.

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

Our management and administrative facilities and research, development and production facilities for the manufacture and assembly of our Survivor Locator Lights, constituting approximately 18,300 square feet, are located in Beit Shemesh, Israel, located between Jerusalem and Tel-Aviv (within Israel’s pre-1967 borders). The lease for these facilities in Israel expires on December 31, 2017; we have the ability to terminate the lease upon three months’ written notice at the end of November 2009 and 2013. Most of the members of our senior management, including our Chief Executive Officer and our Chief Operating Officer, work extensively out of our Beit Shemesh facility. Our Chief Financial Officer works out of our Ann Arbor, Michigan facility.

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

As of the date of this filing, there were no material pending legal proceedings against us, except as follows:

NAVAIR Litigation

In December 2004, AoA filed an action in the United States Court of Federal Claims against the United States Naval Air Systems Command (NAVAIR), seeking approximately $2.2 million in damages for NAVAIR’s alleged improper termination of a contract for the design, test and manufacture of a lightweight armor replacement system for the United States Marine Corps CH-46E rotor helicopter. NAVAIR, in its answer, counterclaimed for approximately $2.1 million in alleged reprocurement and administrative costs. Trial in this matter is in progress.

Class Action Litigation

In May 2007, two purported class action complaints (the “Complaint”) were filed in the United States District Court for the Eastern District of New York against us and certain of our officers and directors. These two cases were consolidated in June 2007. A similar case filed in the United States District Court for the Eastern District of Michigan in March 2007 was withdrawn by the plaintiff in June 2007. The Complaint seeks class status on behalf of all persons who purchased our securities between November 9, 2004 and November 14, 2005 (the “Period”) and alleges violations by us and certain of our officers and directors of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, primarily related to our acquisition of Armour of America in 2005 and certain public statements made by us with respect to our business and prospects during the Period. The Complaint also alleges that we did not have adequate systems of internal operational or financial controls, and that our financial statements and reports were not prepared in accordance with GAAP and SEC rules. The Complaint seeks an unspecified amount of damages. A lead plaintiff has been named, and the plaintiff’s consolidated amended complaint was filed in September 2007. Our motion to dismiss was filed in November 2007, but a decision on our motion is not expected until mid-2008.

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

Our common stock is traded on the Nasdaq Global Market (formerly known as the Nasdaq National Market) and, since September 2007, on the Tel-Aviv Stock Exchange (the “TASE”). Our Nasdaq and TASE ticker symbol is “ARTX.” The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock on the Nasdaq Global/National Market System; such prices have been adjusted to reflect the one-for-fourteen reverse stock split effected on June 21, 2006:

Year Ended December 31, 2007	High	Low
Fourth Quarter	$3.63	$1.94
Third Quarter	$3.70	$2.52
Second Quarter	$3.73	$2.15
First Quarter	$4.87	$3.03

Year Ended December 31, 2006	High	Low
Fourth Quarter	$3.69	$1.43
Third Quarter	$3.92	$1.88
Second Quarter	$8.12	$2.25
First Quarter	$8.96	$5.18

As of February 29, 2008 we had approximately 327 holders of record of our common stock.

Dividends

We have never paid any cash dividends on our common stock. The Board of Directors presently intends to retain all earnings for use in our business. Any future determination as to payment of dividends will depend upon our financial condition and results of operations and such other factors as the Board of Directors deems relevant.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve inherent risks and uncertainties. When used in this discussion, the words “believes,” “anticipated,” “expects,” “estimates” and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of un anticipated events. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those set forth elsewhere in this report. Please see “Risk Factors,” above, and in our other filings with the Securities and Exchange Commission.

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

General

We are a defense and security products and services company, engaged in three business areas: interactive simulation for military, law enforcement and commercial markets; batteries and charging systems for the military; and high-level armoring for military, paramilitary and commercial vehicles. We operate in three business units:

➢
we develop, manufacture and market advanced high-tech multimedia and interactive digital solutions for use-of-force and driving training of military, law enforcement, security and other personnel (our Training and Simulation Division);

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

A portion of our revenue is derived from license agreements that entail the customization of FAAC’s simulators to the customer’s specific requirements. Revenues from initial license fees for such arrangements are recognized in accordance with Statement of Position 81-1 “Accounting for Performance of Construction – Type and Certain Production – Type Contracts” based on the percentage of completion method over the period from signing of the license through to customer acceptance, as such simulators require significant modification or customization that takes time to complete. The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared with the total estimated project requirement, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management.

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

On January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board Interpretation No.48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to Statement 109. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation.  If our determinations and estimates prove to be inaccurate, the resulting adjustments could be material to its future financial results.  Based on the analysis performed, we did not record any unrecognized tax positions as of December 31, 2007.

In addition, we operate within multiple taxing jurisdictions and may be subject to audits in these jurisdictions. These audits can involve complex issues that may require an extended period of time for resolution. In management’s opinion, adequate provisions for income taxes have been made.

Inventories

Our policy for valuation of inventory and commitments to purchase inventory, including the determination of obsolete or excess inventory, requires us to perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, valuation of existing inventory, as well as product lifecycle and product development plans. The estimates of future demand that we use in the valuation of inventory are the basis for our revenue forecast, which is also used for our short-term manufacturing plans. Inventory reserves are also provided to cover risks arising from slow-moving items. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. We may be required to record additional inventory write-down if actual market conditions are less favorable than those projected by our management. For fiscal 2007, no significant changes were made to the underlying assumptions related to estimates of inventory valuation or the methodology applied.

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

Recent Developments

Purchase of the Minority Interest in MDT Israel and MDT Armor

In January 2008, we purchased the minority shareholder’s 24.5% interest in MDT Israel and the 12.0% interest in MDT Armor, as well as settling all outstanding disputes regarding severance payments, in exchange for a total of $1.0 million. We are currently evaluating the impact of this transaction on our first quarter 2008 financial statements.

Purchase of Realtime Technologies, Inc.

In February 2008 our FAAC subsidiary acquired Realtime Technologies, Inc. (RTI), a privately-owned corporation headquartered in Royal Oak, Michigan, close to the headquarters of the rest of our Training and Simulation Division, for a total of $1,350,000 ($1,250,000 in cash and $100,000 in stock) with a 2008 earn-out (maximum of $250,000) based on 2008 net profit. Since its founding in 1998, RTI has specialized in multi-body vehicle dynamics modeling and graphical simulation solutions. RTI offers simulation software applications, consulting services, custom engineering solutions, and software and hardware development.

AoA Arbitration

In connection with our acquisition of AoA, we had a contingent earnout obligation in an amount equal to the revenues AoA realized from certain specific programs that were identified by us and the seller of AoA (“Seller”) as appropriate targets for revenue increases. As of December 31, 2006, we had reduced the $3.0 million escrow held by the Seller by $1,520,174 for a putative claim against such escrow in respect of such earn-out obligation.

On March 20, 2007, we filed a Demand for Arbitration with the American Arbitration Association against the Seller. In our demand, we sought the return of $3.0 million, plus interest, held in escrow by the Seller in connection with his sale of AoA to us in 2004. The Seller asserted counterclaims against us in the arbitration, alleging (i) that he is entitled to keep the $3.0 million, (ii) that he is entitled to an additional $3.0 million in post-sale earnouts, and (iii) that he is entitled to $70,000 in compensation (plus interest and statutory penalties) wrongfully withheld by us when we constructively terminated his employment.

In February 2008, the arbitration panel issued a decision denying the Seller’s counterclaims (i) and (ii) above, granting the Seller’s counterclaim for $70,000 in compensation, awarding us the entire $3.0 million escrow (less the $70,000 in compensation (with simple interest but without statutory penalties)), and awarding us $135,000 in attorneys’ fees. The time for the Seller to move to vacate or modify this award has not yet expired.

Executive Summary

Overview of Results of Operations

We incurred significant operating losses for the years ended December 31, 2007 and 2006. While we expect to continue to derive revenues from the sale of products that we manufacture and the services that we provide, there can be no assurance that we will be able to achieve or maintain profitability on a consistent basis.

A portion of our operating loss during 2007 and 2006 arose as a result of non-cash charges. These charges were primarily related to our acquisitions, financings and issuances of restricted shares and options to employees. To the extent that we continue certain of these activities during 2008, we would expect to continue to incur such non-cash charges in the future.

Acquisitions

In acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of intangible assets in the amount of a fraction (based on the useful life of the intangible assets) of the amount recorded as intangible assets. Such amortization charges continued during 2007. We are required to review intangible assets for impairment whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that intangible asset has been impaired, we must record the impairment charge in our statement of operations.

In the case of goodwill, the assets recorded as goodwill are not amortized; instead, we are required to perform an annual impairment review. If we determine, through the impairment review process, that goodwill has been impaired, we must record the impairment charge in our statement of operations.

As a result of the application of the above accounting rule, we incurred non-cash charges for amortization of intangible assets in 2007 and 2006 in the amount of $1.4 million and $1.9 million, respectively.

Financings and Issuances of Restricted Shares, Options and Warrants

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

During 2007 and 2006, we issued restricted shares to certain of our employees. These shares were issued as stock bonuses, and are restricted for a period of up to three years from the date of issuance. Relevant accounting rules provide that the aggregate amount of the difference between the purchase price of the restricted shares (in this case, generally zero) and the market price of the shares on the date of grant is taken as a general and administrative expense, amortized over the life of the period of the restriction.

As a result of the application of the above accounting rules, we incurred non-cash charges related to stock-based compensation in 2007 and 2006 in the amount of $1,332,000 and $360,000, respectively.

As a result of options granted to employees and the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” we incurred non-cash charges related to stock-based compensation in 2007 and 2006 in the amount of $86,000 and $141,000, respectively.

As part of the repricings and exercises of warrants described in Note 13 of the Notes to Consolidated Financial Statements, we issued warrants to purchase up to 298,221 shares of common stock. Since the terms of these warrants provided that the warrants were exercisable subject to our obtaining stockholder approval, in accordance with Emerging Issues Task Force No 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the fair value of the warrants was recorded as a liability at the closing date. Such fair value was remeasured at each subsequent cut-off date until we obtained stockholder approval. The fair value of these warrants was remeasured as at June 19, 2006 (the date of the stockholder approval) using the Black-Scholes pricing model assuming a risk free interest rate of 5.00%, a volatility factor of 72%, dividend yields of 0% and a contractual life of approximately 1.78 years. The change in the fair value of the warrants between the date of the grant and June 19, 2006 in the amount of $700,000 has been recorded as finance income.

Under the terms of our convertible notes, which have been paid in full, we had the option in respect of scheduled principal repayments to force conversion of the payment amount at a conversion price based upon the weighted average trading price of our common stock during the 20 trading days prior to the conversion, less a discount of 8%.

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

During the remainder of 2006, we converted $1,458,333 of principal remaining outstanding under our convertible notes by forcing conversion of this principal amount into 526,444 shares of or common stock. During 2007, we converted the remaining $6,976,097 of principal remaining outstanding under our convertible notes by forcing conversion of this principal amount into 930,125 shares of our common stock.

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

During 2007 and 2006, the Company recorded expenses of $19,000 and $1.5 million, respectively, attributable to amortization related to warrants issued to the holders of convertible debentures and the beneficial conversion feature. During 2007 and 2006, the Company also recorded expenses of $280,000 and $5.4 million, respectively, attributable to financial expenses in connection with convertible debenture principle repayment. Additionally, during 2007 and 2006, the Company recorded expenses of $44,000 and $781,000, respectively, attributable to amortization of deferred charges related to convertible debentures issuance that were recorded as a general and administrative expense.

Overview of Operating Performance and Backlog

Overall, our net loss before minority interest earnings, earnings from an affiliated company and tax expenses for 2007 was $2.8 million on revenues of $57.7 million, compared to a net loss of $15.7 million on revenues of $43.1 million during 2006. As of December 31, 2007, our overall backlog totaled $48.7 million.

In our Training and Simulation Division, revenues increased from approximately $22.0 million in 2006 to $27.8 million in 2007. As of December 31, 2007, our backlog for our Training and Simulation Division totaled $21.7 million.

In our Battery and Power Systems Division, revenues increased from approximately $8.6 million in 2006 to approximately $11.2 million in 2007. As of December 31, 2007, our backlog for our Battery and Power Systems Division totaled $12.9 million.

 In our Armor Division, revenues increased from approximately $12.6 million in 2006 to approximately $18.7 million in 2007. As of December 31, 2007, our backlog for our Armor Division totaled $14.1 million.

Results of Operations

Preliminary Note

Summary

Following is a table summarizing our results of operations for the years ended December 31, 2007 and 2006, after which we present a narrative discussion and analysis:

	Year Ended December 31,
	2007	2006
Revenues:
Training and Simulation Division	$27,760,858	$21,951,337
Armor Division	18,724,107	12,571,779
Battery and Power Systems Division	11,234,596	8,597,623
	$57,719,561	$43,120,739
Cost of revenues:
Training and Simulation Division	$15,528,023	$14,196,298
Armor Division	15,906,071	12,299,756
Battery and Power Systems Division	8,205,718	5,997,592
	$39,639,812	$32,493,646
Research and development expenses:
Training and Simulation Division	$629,430	$308,738
Armor Division	115,500	20,546
Battery and Power Systems Division	1,132,233	1,272,170
	$1,877,163	$1,601,454
Sales and marketing expenses:
Training and Simulation Division	$2,956,995	$2,514,981
Armor Division	634,237	366,923
Battery and Power Systems Division	570,768	656,604
All Other	2,464	175,814
	$4,164,464	$3,714,322
General and administrative expenses:
Training and Simulation Division	$3,400,013	$2,562,868
Armor Division	1,295,079	1,031,333
Battery and Power Systems Division	1,658,968	994,136
All Other	6,804,237	7,104,479
	$13,158,297	$11,692,816
Other income:
Training and Simulation Division	$122,934	$361,560
Armor Division	152,206	–
All Other	342,812	–
	$617,952	$361,560
Financial expense (income):
Training and Simulation Division	$14,610	$(129,908)
Armor Division	93,292	54,476
Battery and Power Systems Division	176,834	(50,590)
All Other	621,152	7,645,922
	$905,888	$7,519,900
Tax expenses (credits):
Training and Simulation Division	$69,930	$49,383
Armor Division	2,639	–
Battery and Power Systems Division	(120,000)	182,776
All Other	$163,916	$232,159
Amortization of intangible assets:
Training and Simulation Division	$776,736	$1,049,136
Armor Division	95,907	295,067
Battery and Power Systems Division	509,239	509,239
	$1,381,882	$1,853,442
Impairment of goodwill and other intangible assets:
Armor Division	–	316,024
	$–	$316,024
Gain (loss) from affiliated company:
Training and Simulation Division	$(40,230)	$354,898
	$(40,230)	$354,898
Minority interest in loss (profit) of subsidiaries:
Armor Division	(62,296)	17,407
	$(62,296)	$17,407
Net income (loss):
Training and Simulation Division	$4,467,825	$2,116,299
Armor Division	671,292	(1,794,939)
Battery and Power Systems Division	(990,511)	(964,304)
All Other	(7,205,041)	(14,926,215)
	$(3,056,435)	$(15,569,159)

Fiscal Year 2007 compared to Fiscal Year 2006

Revenues. During 2007, we (through our subsidiaries) recognized revenues as follows:

➢	IES and FAAC recognized revenues from the sale of interactive use-of-force training systems and from the provision of maintenance services in connection with such systems.

➢	MDT, MDT Armor and AoA recognized revenues from payments under vehicle armoring contracts, for service and repair of armored vehicles, and on sale of armoring products.

➢	EFB and Epsilor recognized revenues from the sale of batteries, chargers and adapters to the military, and under certain development contracts with the U.S. Army.

➢	EFL recognized revenues from the sale of water-activated battery (WAB) lifejacket lights.

Revenues for 2007 totaled $57.7 million, compared to $43.1 million in 2006, an increase of $14.6 million, or 33.9%. This increase was primarily attributable to the following factors:

➢	Increased revenues from our Training and Simulation Division ($5.8 million more in 2007 versus 2006).

➢	Increased revenues from our Battery and Power Systems Division ($2.6 million more in 2007 versus 2006).

➢	Increased revenues from our Armor Division ($6.2 million more in 2007 versus 2006).

In 2007, revenues were $27.8 million for the Training and Simulation Division (compared to $22.0 million in 2006, an increase of $5.8 million, or 26.5%, due primarily to increased sales of military vehicle simulators and use of force simulators); $11.2 million for the Battery and Power Systems Division (compared to $8.6 million in 2006, an increase of $2.6 million, or 30.7%, due primarily to increased sales of our battery products at Epsilor and EFB); and $18.7 million for the Armor Division (compared to $12.6 million in 2006, an increase of $6.2 million, or 48.9%, due primarily to increased revenues from MDT and MDT Armor, mostly in respect of orders for the “David” Armored Vehicle).

Cost of revenues. Cost of revenues totaled $39.6 million during 2007, compared to $32.5 million in 2006, an increase of $7.1 million, or 22.0%, due primarily to increased sales in all divisions, particularly in the production of the “David” Armored Vehicle in our Armor Division, which accounted for over $2.0 million of the increase. Total cost of revenues and cost of revenues as a percentage of revenue also increased in the Battery and Power Systems Division due to several factors, primarily the production of new products.

Cost of revenues for our three divisions during 2007 were $15.5 million for the Training and Simulation Division (compared to $14.2 million in 2006, an increase of $1.3 million, or 9.4%, due primarily to increased revenues); $8.2 million for the Battery and Power Systems Division (compared to $6.0 million in 2006, an increase of $2.1 million, or 36.8%, due primarily to increased revenues); and $15.9 million for the Armor Division (compared to $12.3 million in 2006, an increase of $3.6 million, or 29.3%, due primarily to production of the “David” Armored Vehicle).

Amortization of intangible assets. Amortization of intangible assets totaled $1.4 million in 2007, compared to $1.9 million in 2006, a decrease of $472,000, or 25.4%, due primarily to completion of the amortization of certain intangible assets at our FAAC and AoA subsidiaries.

Research and development expenses. Research and development expenses for 2007 were $1.9 million, compared to $1.6 million during 2006, an increase of $276,000, or 17.2%, due primarily to an increase in expenses at FAAC for expenses associated with the improvements to our simulator products.

Selling and marketing expenses. Selling and marketing expenses for 2007 were $4.2 million, compared to $3.7 million 2006, an increase of $450,000, or 12.1%. This increase was primarily attributable to the overall increase in revenues and their associated sales and marketing expenses in our Training and Simulation Division and Armor Division, partially offset by a reduction in expense in our Battery and Power Systems Division.

General and administrative expenses. General and administrative expenses for 2007 were $13.2 million, compared to $11.7 million in 2006, an increase of $1.5 million, or 12.5%. This increase was primarily attributable to additional expenses in all three operating divisions, partially offset by a reduction in corporate expenses.

Financial expenses, net. Financial expenses totaled approximately $900,000 in 2007 compared to $7.5 million in 2006, a decrease of $6.6 million, or 88.0%. The difference was due primarily to decreased interest related to our convertible notes that were issued in September 30, 2006 as a result of payments of principal during 2006, and financial expenses in 2006 related to repayment by forced conversion of our convertible notes at an 8% discount to average market price as provided under the terms of the convertible notes that did not occur to the same extent in 2007.

Income taxes. We and certain of our subsidiaries incurred net operating losses during 2007 and, accordingly, no provision for income taxes was for these losses recorded. With respect to some of our subsidiaries that operated at a net profit during 2007, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $164,000 in tax expenses in 2007, compared to $232,000 in tax expenses in 2006, mainly due to state taxes. We also set up a tax liability for the impact of the deductions taken for good will amounted to $120,000 in 2007.  We also adjusted the 2006 accumulated deficit in the amount of $900,000 to correct the balances in prior years.

Impairment of goodwill and other intangible assets. Current accounting standards require us to test goodwill for impairment at least annually, and between annual tests in certain circumstances; when we determine goodwill is impaired, it must be written down, rather than being amortized as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value of our reportable units with their carrying value. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units. We performed the required annual impairment test of goodwill, based on our management’s projections and using expected future discounted operating cash flows. We did not identify any impairment of goodwill during 2007. In the corresponding period of 2006, we identified in AoA an impairment of goodwill in the amount of $316,000.

Net loss. Due to the factors cited above, net loss from operations decreased from $15.6 million in 2006 to $3.1 million in 2007, an improvement of $12.7 million, or 81.1%. (Net loss attributable to common stockholders was $16.0 million in 2006, due to a deemed dividend that was recorded in the amount of $434,000 in 2006 due to the repricing of existing warrants and the issuance of new warrants.)

Liquidity and Capital Resources

As of December 31, 2007, we had $3.4 million in cash, $320,000 in restricted collateral securities, $1.5 million in an escrow receivable and $47,000 in available-for-sale marketable securities, as compared to at December 31, 2006, when we had $2.4 million in cash, $649,000 in restricted collateral securities, $1.4 million in an escrow receivable and $41,000 in available-for-sale marketable securities. We also had $2.9 million available in unused bank lines of credit, including funds drawn under a $7.5 million line of credit in favor of our FAAC subsidiary, which line of credit is secured by our assets and the assets of our other subsidiaries and guaranteed by us and our other subsidiaries.

We used available funds in 2007 primarily for sales and marketing, continued research and development expenditures, and other working capital needs. We increased our investment in fixed assets (including the purchase of two buildings in Alabama) by $2.8 million during the year ended December 31, 2007. Our net fixed assets amounted to $5.1 million as at year end.

Net cash provided by (used in) operating activities for 2007 and 2006 was $1.4 million and $(3.6) million, respectively, an increase of $5.0 million, due primarily to the reduction of our net loss in 2007, offset in part by an increase in our accounts receivable.

Net cash used in investing activities for 2007 and 2006 was $1.6 million and $487,000, respectively. This increase was primarily the result of the purchase of fixed assets along with the payment of promissory notes in respect of an arbitration settlement related to the acquisition of FAAC.

Net cash provided by financing activities for 2007 and 2006 was $1.1 million and $452,000, respectively, an increase of $1.9 million. This increase was primarily due to an increase in long term debt.

As of December 31, 2007, we had (based on the contractual amount of the debt and not on the accounting valuation of the debt, not taking into consideration trade payables, other accounts payables and accrued severance pay) approximately $4.6 million in bank debt outstanding.

Subject to all of the reservations regarding “forward-looking statements” set forth above, we believe that our present cash position, anticipated cash flows from operations and lines of credit should be sufficient to satisfy our current estimated cash requirements through the remainder of the year. In this connection, we note that from time to time our working capital needs are partially dependent on our subsidiaries’ lines of credit. In the event that we are unable to continue to make use of our subsidiaries’ lines of credit for working capital on economically feasible terms, our business, operating results and financial condition could be adversely affected.

Over the long term, we will need to become profitable, at least on a cash-flow basis, and maintain that profitability in order to avoid future capital requirements. Additionally, we would need to raise additional capital in order to fund any future acquisitions.

Effective Corporate Tax Rate

We and certain of our subsidiaries incurred net operating losses during the years ended December 31, 2007 and 2006, and accordingly no provision for income taxes was required. With respect to some of our U.S. subsidiaries that operated at a net profit during 2007, we were able to offset federal taxes against our net operating loss carryforward, which amounted to approximately $7.2 million as of December 31, 2007. These subsidiaries are, however, subject to state taxes that cannot be offset against our net operating loss carryforward. With respect to certain of our Israeli subsidiaries that operated at a net profit during 2007, we were unable to offset their taxes against our net operating loss carryforward, and we are therefore exposed to Israeli taxes, at a rate of up to 29% in 2007 (less, in the case of companies that have “approved enterprise” status as discussed in Note 14.b. to the Notes to Financial Statements). We also set up a tax liability for the impact of the deductions taken for goodwill.

As of December 31, 2007, we had a U.S. net operating loss carryforward of approximately $7.2 million that is available to offset future taxable income under certain circumstances, expiring primarily from 2009 through 2026, and foreign net operating and capital loss carryforwards of approximately $106 million, which are available indefinitely to offset future taxable income under certain circumstances.

Contractual Obligations

The following table lists our contractual obligations and commitments as of December 31, 2007, not including trade payables and other accounts payable:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$1,192,342	$103,844	$72,182	$66,215	$950,101
Short-term debt*	$4,557,890	$4,557,890	$–	$–	$–
Promissory note due to purchase of subsidiaries	$151,450	$151,450	$–	$–	$–
Operating lease obligations**	$4,302,191	$637,760	$997,535	$1,021,224	$1,645,672
Capital lease obligations	$154,532	$67,543	$72,411	$14,578	$–
Severance obligations***	$4,853,231	$–	$4,853,231	$–	$–

*	Primarily in short-term bank debt.
**	Includes operating lease obligations related to rent.
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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our periodic reports that we file with the SEC. These disclosure controls and procedures are intended to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objectives of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of December 31, 2007, our principal executive officer and principal financial officer were able to conclude that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management, including our principal executive and financial officers, is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management has evaluated the effectiveness of our internal controls as of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2007. In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework.

Based on management’s assessment and these criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers, Directors and Significant Employees

Executive Officers and Directors

Our executive officers and directors and their ages as of February 29, 2008 were as follows:

Name	Age	Position
Robert S. Ehrlich	69	Chairman of the Board and Chief Executive Officer
Steven Esses	44	President, Chief Operating Officer and Director
Thomas J. Paup	59	Vice President – Finance and Chief Financial Officer
Dr. Jay M. Eastman	59	Director
Jack E. Rosenfeld	69	Director
Lawrence M. Miller	61	Director
Edward J. Borey	57	Director
Seymour Jones	76	Director
Elliot Sloyer	43	Director
Michael E. Marrus	44	Director

Our by-laws provide for a board of directors of one or more directors. There are currently nine directors. Under the terms of our certificate of incorporation, the board of directors is composed of three classes of similar size, each elected in a different year, so that only one-third of the board of directors is elected in any single year. Dr. Eastman and Messrs. Esses and Marrus are designated Class I directors and have been elected for a term expiring in 2009 and until their successors are elected and qualified; Messrs. Rosenfeld and Miller and Prof. Jones are designated Class II directors elected for a term expiring in 2008 and until their successors are elected and qualified; and Messrs. Ehrlich, Borey and Sloyer are designated Class III directors elected for a term that expires in 2010 and until their successors are elected and qualified. A majority of the Board is “independent” under relevant SEC and Nasdaq regulations.

Robert S. Ehrlich has been our Chairman of the Board since January 1993 and our President and Chief Executive Officer since October 2002. In December 2005, Mr. Ehrlich ceased to hold the title of President. From May 1991 until January 1993, Mr. Ehrlich was our Vice Chairman of the Board, from May 1991 until October 2002, he was our Chief Financial Officer, and from October 2002 until December 2005, Mr. Ehrlich also held the title of President. Mr. Ehrlich was a director of Eldat, Ltd., an Israeli manufacturer of electronic shelf labels, from June 1999 to August 2003. From 1987 to June 2003, Mr. Ehrlich served as a director of PSC Inc. (“PSCX”), a manufacturer and marketer of laser diode bar code scanners, and, between April 1997 and June 2003, Mr. Ehrlich was the chairman of the board of PSCX. Mr. Ehrlich received a B.S. and J.D. from Columbia University in New York, New York.

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

Thomas J. Paup has been our Vice President – Finance since December 2005 and our Chief Financial Officer since February 2006. Mr. Paup is currently also a Finance Lecturer at Eastern Michigan University. Mr. Paup was an Affiliated Partner with McMillan|Doolittle LLP from March 2002 until accepting this position with us, and prior thereto, he was an Executive in Residence and Finance Instructor at DePaul University’s Kellstadt Graduate School of Business. Prior to his teaching experience, Mr. Paup spent over 25 years in the retail industry. Most recently, between 1997 and 2000, Mr. Paup was the Executive Vice President and Chief Financial Officer and member of the Board of Directors of Montgomery Ward and Company. Mr. Paup brings a broad background of strategic and operational management experiences from the department store industry, where he served as CFO of Lord & Taylor and Kaufmann’s and Controller of Bloomingdale’s and Robinson-May. Mr. Paup holds an MBA in Finance and a BBS from Eastern Michigan University.

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

Lawrence M. Miller has served as a director since November 1996. Mr. Miller has been a senior partner in the Washington D.C. law firm of Schwartz, Woods and Miller since 1990. He served from August 1993 through May 1996 as a member of the board of directors of The Phoenix Resource Companies, Inc., a publicly traded energy exploration and production company, and as a member of the Audit and Compensation Committee of that board. That company was merged into Apache Corporation in May 1996. Mr. Miller holds a B.A. from Dickinson College in Carlisle, Pennsylvania and a J.D. with honors from George Washington University in Washington, D.C. He is a member of the District of Columbia bar.

Edward J. Borey has served as a director since December 2003. From July 2004 until October 2006, Mr. Borey served as Chairman and Chief Executive Officer of WatchGuard Technologies, Inc., a leading provider of network security solutions (NasdaqGM: WGRD). From December 2000 to September 2003, Mr. Borey served as President, Chief Executive Officer and a director of PSCX. Prior to joining PSCX, Mr. Borey was President and CEO of TranSenda (May 2000 to December 2000). Previously, Mr. Borey held senior positions in the automated data collection industry. At Intermec Technologies Corporation (1995-1999), he was Executive Vice President and Chief Operating Officer and also Senior Vice President/General Manager of the Intermec Media subsidiary. Mr. Borey holds a B.S. in Economics from the State University of New York, College of Oswego; an M.A. in Public Administration from the University of Oklahoma; and an M.B.A. in Finance from Santa Clara University.

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

Elliot Sloyer has served as a director since October 2007. Mr. Sloyer is a Managing Member of WestLane Capital Management LLC, which he founded in 2005. From 1992 until 2005, Mr. Sloyer was a founder and Managing Director of Harbor Capital Management LLC, which managed convertible arbitrage portfolios. Mr. Sloyer is active in community organizations and currently serves on the investment committee of a charitable organization. Mr. Sloyer has a B.A. from New York University.

Michael E. Marrus has served as a director since October 2007. Mr. Marrus is a Managing Director of C. E. Unterberg, Towbin, an investment banking firm that was recently acquired by Collins Stewart plc, a London based corporate broker traded on the London Stock Exchange. Prior to joining Unterberg, Towbin in 1998, Mr. Marrus was a Principal and founding member of Fieldstone Private Capital Group, an investment banking firm specializing in corporate, project and structured finance. Previously, he was employed at Bankers Trust Company, initially in the Private Equity and Merchant Banking Groups and subsequently in BT Securities, the securities affiliate of Bankers Trust. Mr. Marrus has an A.B. from Brown University and an M.B.A. from the Graduate School of Business, University of Chicago.

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

The Compensation Committee, also created in December 1993, recommends annual compensation arrangements for the Chief Executive Officer and Chief Financial Officer and reviews annual compensation arrangements for all officers and significant employees. The Compensation Committee operates pursuant to a charter, available through a hyperlink located on the investor relations page of our website, at http://www.arotech.com/compro/investor.html. The Compensation Committee consists of Dr. Eastman (Chair) and Messrs. Marrus and Sloyer, all of whom are independent non-employee directors.

The Executive and Finance Committee, created in July 2001, exercises the powers of the Board during the intervals between meetings of the Board, in the management of the property, business and affairs of the Company (except with respect to certain extraordinary transactions). The Executive and Finance Committee consists of Messrs. Ehrlich (Chair), Esses, Borey and Sloyer.

The Nominating Committee, created in March 2003, identifies and proposes candidates to serve as members of the Board of Directors. Proposed nominees for membership on the Board of Directors submitted in writing by stockholders to the Secretary of the Company will be brought to the attention of the Nominating Committee. The Nominating Committee consists of Mr. Marrus (Chair), Mr. Borey and Prof. Jones, all of whom are “independent,” as independence is defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards and under Item 7(d)(3)(iv) of Schedule 14A of the proxy rules under the Exchange Act. The Nominating Committee operates under a formal charter that governs its duties. The Nominating Committee’s charter is publicly available through a hyperlink located on the investor relations page of our website, at http://www.arotech.com/compro/investor.html.

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

Director Compensation

Non-employee members of our Board of Directors are paid a cash retainer of $7,000 (plus expenses) per quarter, plus $500 per quarter for each committee on which such outside directors serve. The Chairman of the Audit Committee receives an additional retainer of $1,500 per quarter, and the Chairman of the Compensation Committee receives an additional retainer of $1,000 per quarter. No per-meeting fees are paid. In addition, we have adopted a Non-Employee Director Equity Compensation Plan, pursuant to which non-employee directors receive an initial grant of a number of restricted shares having a fair market value on the date of grant equal to $25,000 upon their election as a director, and an annual grant on March 31 of each year (beginning with March 31, 2008) of a number of restricted shares having a fair market value on the date of grant equal to $15,000. Each grant of restricted stock shall become free of restrictions in three equal installments on each of the first, second and third anniversaries of the grant, unless the director resigns from the Board prior to such vesting. Restrictions lapse automatically in the event of a director being removed for service other than for cause, or being nominated as a director but failing to be elected, or death, disability or mandatory retirement. Furthermore, all restrictions lapse prior to the consummation of a merger or consolidation involving us, our liquidation or dissolution, any sale of substantially all of our assets or any other transaction or series of related transactions as a result of which a single person or several persons acting in concert own a majority of our then-outstanding common stock.

The following table shows the compensation earned or received by each of our non-officer directors for the year ended December 31, 2007:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)		Total ($)
Dr. Jay M. Eastman	$29,250	$15,000	(2)	$44,250
Jack E. Rosenfeld	$30,250	$15,000	(3)	$45,250
Lawrence M. Miller	$27,750	$15,000	(4)	$42,750
Edward J. Borey	$28,250	$15,000	(5)	$43,250
Seymour Jones	$31,250	$15,000	(6)	$46,250
Elliot Sloyer	$8,000	$25,000	(7)	$33,000
Michael E. Marrus	$8,000	$25,000	(8)	$33,000

(1)	This column reflects the compensation cost for the year ended December 31, 2007 of each director’s restricted stock, calculated in accordance with SFAS 123R.
(2)	As of December 31, 2007, Dr. Eastman held 4,934 restricted shares of our common stock.
(3)	As of December 31, 2007, Mr. Rosenfeld held 4,934 restricted shares of our common stock.
(4)	As of December 31, 2007, Mr. Miller held 4,934 restricted shares of our common stock.
(5)	As of December 31, 2007, Mr. Borey held 4,934 restricted shares of our common stock.
(6)	As of December 31, 2007, Prof. Jones held 4,934 restricted shares of our common stock.
(7)	As of December 31, 2007, Mr. Sloyer held 8,224 restricted shares of our common stock.
(8)	As of December 31, 2007, Mr. Marrus held 8,224 restricted shares of our common stock.

Significant Employees

Our significant employees as of February 29, 2008, and their ages as of December 31, 2007, are as follows:

Name	Age	Position
Jonathan Whartman	53	President, Armor Division
Yaakov Har-Oz	50	Senior Vice President, General Counsel and Secretary
William Graham	48	Vice President of Government Affairs
Norman Johnson	55	Controller
Dean Krutty	42	President, Simulation Division
Ronen Badichi	42	President, Battery Division

Jonathan Whartman has been Senior Vice President since December 2000 and President of our Armor Division since January 2008. Mr. Whartman was Vice President of Marketing

from 1994 to December 2000, and from 1991 until 1994, Mr. Whartman was our Director of Special Projects. Mr. Whartman was also Director of Marketing of Amtec from its inception in 1989 through the merger of Amtec into Arotech in 1991. Before joining Amtec, Mr. Whartman was Manager of Program Management at Luz, Program Manager for desktop publishing at ITT Qume in San Jose, California from 1986 to 1987, and Marketing Director at Kidron Digital Systems, an Israeli computer developer, from 1982 to 1986. Mr. Whartman holds a B.A. in Economics and an M.B.A. from the Hebrew University, Jerusalem, Israel.

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

Dean Krutty became President of the Simulation Division in January 2005, after having spent the prior thirteen years as a member of the FAAC management team. He began his career at FAAC as an electrical engineer in FAAC’s part task trainer division and most recently served as FAAC’s Director of Military Operations,. He also has significant experience managing programs in the training and simulation industry. Mr. Krutty holds a B.S. in electrical engineering from the Michigan State University.

Ronen Badichi became the General Manager of Epsilor Electronic Industries in May 2005 and the President of our Battery Division in December 2007. Prior to joining Epsilor, Mr. Badichi served since 1999 as the General Manager of Maoz Industries, a high end supplier of displays to the aviation industry. Prior thereto, Mr. Badichi was a project manager at BAE Systems and served as the F-16 Avionics Integration manager in the Israeli Air Force, with the rank of Captain. Mr. Badichi holds a B.Sc. in Physics and Electro-Optic Engineering from the Lev Institute of Technology in Jerusalem.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, certain of our officers and any persons holding more than ten percent of our common stock are required to report their ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to report any failure to file by these dates during 2007. We are not aware of any instances during 2007, not previously disclosed by us, where such “reporting persons” failed to file the required reports on or before the specified dates, except as follows:

(i)
Mr. Esses was required to file a Form 4 on or prior to January 2, 2008 in connection with his receipt of 200,000 shares of restricted stock. He reported these transactions in a Form 5 filed on February 14, 2008.

(ii)
Mr. Paup was required to file a Form 4 on or prior to January 2, 2008 in connection with his receipt of 65,000 shares of restricted stock. He reported these transactions in a Form 5 filed on February 14, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

Cash and Other Compensation

Summary Compensation Table

The following table, which should be read in conjunction with the explanations provided above, shows the compensation that we paid (or accrued) to our executive officers during the fiscal years ended December 31, 2007 and 2006:

SUMMARY COMPENSATION TABLE(1)

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Robert S. Ehrlich	2007	$420,110		$180,000		$753,783	$–	$–	$221,301	(3)	$1,575,194
Chairman, Chief Executive Officer and a director	2006	$312,173		$105,000		$11,467	$–	$–	$483,331	(4)	$911,971
Thomas J. Paup	2007	$143,100		$71,550		$138,067	$–	$–	$2,908	(5)	$355,625
Vice President – Finance and Chief Financial Officer	2006	$135,000		$20,000		$–	$–	$–	$2,596	(6)	$157,956
Steven Esses	2007	$81,146	(7)	$29,612	(8)	$259,891	$–	$–	$99,012	(9)	$469,661
President, Chief Operating Officer and a director	2006	$62,211	(10)	$116,000	(11)	$5,733	$–	$–	$252,929	(12)	$436,873

(1)
We paid the amounts reported for each named executive officer in U.S. dollars and/or New Israeli Shekels (NIS). We have translated amounts paid in NIS into U.S. dollars at the exchange rate of NIS into U.S. dollars at the time of payment or accrual.

(2)
Reflects the value of restricted stock awards granted to our executive officers based on the compensation cost of the award computed in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which we refer to as SFAS 123R, but excluding any impact of assumed forfeiture rates. See Note 2.p. of the Notes to Consolidated Financial Statements. The number of shares of restricted stock received by our executive officers pursuant to such awards in 2007, vesting in equal amounts over three years (one-half based on tenure and performance criteria and one-half based only on tenure), was as follows: Mr. Ehrlich, 240,000; Mr. Paup, 43,125; Mr. Esses, 120,000. The number of shares of restricted stock received by our executive officers pursuant to such awards in 2006, vesting one-quarter immediately and the remaining three-quarters in equal amounts over three years (one-half based on tenure and performance criteria and one-half based only on tenure), was as follows: Mr. Ehrlich, 200,000; Mr. Paup, 53,125; Mr. Esses, 100,000.

(3)
Of this amount, $69,137 represents payments to Israeli pension and education funds; $13,289 represents our accrual for severance pay that will be payable to Mr. Ehrlich upon his leaving our employ other than if he is terminated for cause, such as a breach of trust; $44,047 represents the increase of the accrual for vacation days redeemable by Mr. Ehrlich; and $29,859 represents the increase of our accrual for severance pay that would be payable to Mr. Ehrlich under the laws of the State of Israel if we were to terminate his employment.

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

(5)	Represents the increase in our accrual for Mr. Paup for accrued but unused vacation days.
(6)	Represents the increase in our accrual for Mr. Paup for accrued but unused vacation days.
(7)
Does not include $188,634 that we paid in consulting fees to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

(8)
Does not include $30,720 that we paid as a bonus to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

(9)
Of this amount, $15,744 represents payments to Israeli pension and education funds; and $4,177 represents the increase of our accrual for severance pay that would be payable to Mr. Esses if we were to terminate his employment.

(10)
Does not include $178,176 that we paid in consulting fees to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

(11)
Does not include $30,720 that we paid as a bonus to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

(12)
Of this amount, $112,627 represents payments to Israeli pension and education funds; and $86,707 represents the increase of our accrual for severance pay that would be payable to Mr. Esses if we were to terminate his employment.

Executive Loans

In 1999, 2000 and 2002, we extended certain loans to our Named Executive Officers. These loans are summarized in the following table, and are further described under “Item 13. Certain Relationships and Related Transactions – Officer Loans,” below.

Name of Borrower	Date of Loan	Original Principal Amount of Loan	Amount Outstanding as of 12/31/07	Terms of Loan
Robert S. Ehrlich	12/28/99	$167,975	$201,570	Ten-year non-recourse loan to purchase our stock, secured by the shares of stock purchased.
Robert S. Ehrlich	02/09/00	$789,991	$820,809	Twenty-five-year non-recourse loan to purchase our stock, secured by the shares of stock purchased.
Robert S. Ehrlich	06/10/02	$36,500	$45,388	Twenty-five-year non-recourse loan to purchase our stock, secured by the shares of stock purchased.

Plan-Based Awards

Grants of Stock Options

We did not grant any stock options to our executive officers during 2007.

Grants of Restricted Stock

During 2007, the Compensation Committee approved the grant of a total of 465,000 shares of restricted stock to our executive officers. Pursuant to the terms of the grant, the stock vested in equal amounts over three years (one-half based on tenure and performance criteria and one-half based only on tenure). The exact performance criteria have not yet been determined, but will be related to our revenues and EBITDA, which is determined by taking net profit and adding back in interest expense (income), net (after deduction of minority interest), depreciation of fixed assets, taxes (after deduction of minority interest), and amortization of inventory adjustments and of intangible assets, capitalized software costs and technology impairment), in such years.

The table below sets forth each performance-based equity award granted to our executive officers during the year ended December 31, 2007.

GRANTS OF PLAN-BASED AWARDS

		Performance Period	Estimate Future Payouts Under Equity Incentive Plan Awards(1)
	Grant	Determining Release	Threshold	Target 1	Target 2	Maximum
Name	Date	of Restrictions	(#)	(#)	(#)	(#)
Robert S. Ehrlich	10/22/07	10/22/07 to 12/31/07	66,667	–	–	66,667
	10/22/07	01/01/08 to 12/31/08	66,667	–	–	66,667
	10/22/07	01/01/09 to 12/31/09	66,666	–	–	66,666
Thomas J. Paup	12/28/07	01/01/08 to 12/31/08	10,834	(2)	(2)	21,667
	12/28/07	01/01/09 to 12/31/09	10,833	(2)	(2)	21,667
	12/28/07	01/01/10 to 12/31/10	10,833	(2)	(2)	21,666
Steven Esses	12/28/07	01/01/08 to 12/31/08	33,334	(2)	(2)	66,667
	12/28/07	01/01/09 to 12/31/09	33,333	(2)	(2)	66,667
	12/28/07	01/01/10 to 12/31/10	33,333	(2)	(2)	66,666

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

(2)	Performance criteria for these shares have not yet been set; hence, there are no threshold or target levels listed.

Stock Option Exercises and Vesting of Restricted Stock Awards

Our executive officers did not exercise any stock options during 2007. The following table presents awards of restricted stock that vested during the year ended December 31, 2007.

STOCK VESTED

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Robert S. Ehrlich	226,667	$478,267
Thomas J. Paup	42,500	$89,675
Steven Esses	80,000	$168,800
(1)        Reflects the aggregate market value of the shares of restricted stock determined based on a per share price of $2.11, the closing price of our common stock on the Nasdaq Global Market on December 31, 2007, which was the last trading day of 2007.

Outstanding Equity Awards at Fiscal Year-End

The table below sets forth information for our executive officers with respect to option and restricted stock values at the end of the fiscal year ended December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
							Equity Incentive Plan Awards
								Market
						Market	Number of	Value of
	Number of				Number of	Value of	Unearned	Unearned
	Securities Underlying		Option		Shares that	Shares that	Shares that	Shares that
	Unexercised Options(1)		Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)		Price	Expiration	Vested	Vested(2)	Vested	Vested(2)
Name	Exercisable	Unexercisable	($)	Date	(#)	($)	(#)	($)
Robert S. Ehrlich	5,178	0	$5.46	12/31/11	213,334	$450,135	293,334	$618,935
	4,687	0	$5.46	04/01/12
	1,116	0	$5.46	07/01/12
	4,687	0	$5.46	10/01/12
	6,294	0	$5.46	01/01/13
Thomas J. Paup	–	–	–	–	53,750	$113,413	75,000	$158,250
Steven Esses	714	0	$8.54	12/31/12	140,000	$295,400	180,000	$379,800
	1,785	0	$11.62	07/22/12

(1)	All options in the table are vested.
(2)
Reflects the aggregate market value of the shares of restricted stock determined based on a per share price of $2.11, the closing price of our common stock on the Nasdaq Global Market on December 31, 2007, which was the last trading day of 2007.

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

The employment agreement also contains various benefits customary in Israel for senior executives (please see “Item 1. Business – Employees,” above), tax and financial planning expenses and an automobile, and contain confidentiality and non-competition covenants. Pursuant to the employment agreements, we granted Mr. Ehrlich demand and “piggyback” registration rights covering shares of our common stock held by him.

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

Upon termination of employment, the employment agreement provides for payment of all accrued and unpaid compensation and benefits (including under most circumstances Israeli statutory severance, described above), and (unless we have terminated the agreement for Cause or Mr. Ehrlich has terminated the agreement without Good Reason and without giving us 120 days’ notice of termination) bonuses (to the extent earned) due for the year in which employment is terminated and severance pay in the amount of up to $1,625,400, except that in the event of termination by Mr. Ehrlich on 120 days’ prior notice, the severance pay will be only that amount that has vested (meaning that it had been scheduled to have been deposited in trust as described in the next paragraph). Furthermore, in respect of any termination by us other than termination for Cause or termination of the agreement due to Mr. Ehrlich’s death or disability, or by Mr. Ehrlich for Good Reason, all outstanding options, all vested restricted shares, and any of the restricted shares that have performance criteria that have not yet vested (80,000 shares as of February 29, 2008) will be fully vested. Restricted shares that have vested prior to the date of termination are not forfeited under any circumstances, including termination for Cause.

A table describing the payments that would have been due to Mr. Ehrlich under his employment agreement had Mr. Ehrlich’s employment with us been terminated at the end of 2007 under various circumstances (pursuant to the terms of his then-current employment agreement) appears under “Potential Payments and Benefits upon Termination of Employment – Robert S. Ehrlich,” below.

Pursuant to the terms of our employment agreement Mr. Ehrlich, funds to secure payment of Mr. Ehrlich’s contractual severance are to be deposited into accounts for his benefit, with payments to be made pursuant to an agreed-upon schedule. As of December 31, 2007, a total of $618,097 had been deposited into accounts with two capital management funds. These accounts are in our name and continue to be owned by us, and we benefit from all gains and bear the risk of all losses resulting from deposits of these funds.

Steven Esses

Mr. Esses is party to an employment agreement with us executed in April 2008, effective as of January 1, 2008. The term of this employment agreement expires on December 31, 2010, and is extended automatically for additional terms of two years each unless either Mr. Esses or we terminate the agreement sooner.

The employment agreement provides for a base salary of NIS 53,023.50 per month (approximately $13,787 at the rate of exchange in effect on January 1, 2008), with an automatic annual 6% increase to adjust for inflation. Additionally, the board may at its discretion raise Mr. Esses’s base salary. The agreement also provides for a stock retention bonus of 200,000 shares of restricted stock, vesting (i) 25,000 shares on December 31, 2008, 25,000 shares on December 31, 2009, and 25,000 shares on December 31, 2010, with each such vesting being contingent solely on Mr. Esses being employed by us on the scheduled vesting date, (ii) 25,000 shares on December 31, 2008, 25,000 shares on December 31, 2009, and 25,000 shares on December 31, 2010, with each such vesting being contingent on Mr. Esses being employed by us on the scheduled vesting date and on performance criteria to be established by the Compensation Committee of our Board of Directors, and (iii) 50,000 shares on January 1, 2011, with such vesting being contingent upon Mr. Esses succeeding to the position of Chief Executive Officer by such date. The agreement further provides for a cash retention bonus of NIS 900,000 (approximately $234,000 at the rate of exchange in effect on January 1, 2008).

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

The employment agreement also contains various benefits customary in Israel for senior executives (please see “Item 1. Business – Employees,” above), tax and financial planning expenses and an automobile, and contain confidentiality and non-competition covenants. Pursuant to the employment agreements, we granted Mr. Esses demand and “piggyback” registration rights covering shares of our common stock held by him.

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

Upon termination of employment, the employment agreement provides for payment of all accrued and unpaid compensation, and (unless we have terminated the agreement for Cause or Mr. Esses has terminated the agreement without Good Reason and without giving us 150 days’ notice of termination) bonuses (to the extent earned) due for the year in which employment is terminated (in an amount of not less than 20% of base salary) and severance pay, as follows: (A) before the end of the first year of the agreement, a total of (i) $30,400 plus (ii) eighteen (18) times monthly salary; (B) before the end of the second year of the agreement, a total of (i) $56,000 plus (ii) twenty (20) times monthly salary; (C) before the end of the third year of the agreement, a total of (i) $81,600 plus (ii) twenty-two (22) times monthly salary; or (D) at or after the end of the third year of the agreement, a total of (i) $107,200 plus (ii) twenty-four (24) times monthly salary. Furthermore, Mr. Esses will receive, in respect of all benefits, an additional sum in the amount of (i) $75,000, in the case of termination due to disability, Good Reason, death, or non-renewal, or (ii) $150,000, in the case of termination due to early retirement, retirement, change of control or change of location.

A table describing the payments that would have been due to Mr. Esses under his employment agreement had Mr. Esses’s employment with us been terminated at the end of 2007 under various circumstances (pursuant to his prior employment agreement) appears under “Potential Payments and Benefits upon Termination of Employment – Steven Esses,” below.

Pursuant to the terms of our employment agreement Mr. Esses, funds to secure payment of Mr. Esses’s contractual severance are to be deposited into accounts for his benefit, with payments to be made pursuant to an agreed-upon schedule. As of December 31, 2007, a total of $100,000 had been deposited into accounts with two capital management funds. These accounts are in our name and continue to be owned by us, and we benefit from all gains and bear the risk of all losses resulting from deposits of these funds.

See also “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

Thomas J. Paup

Mr. Paup is party to an amended and restated employment agreement with us executed in April 2008, effective as of January 1, 2008, having a term running until December 31, 2010 and automatically renewing for additional terms of two years each unless otherwise terminated by either party. Under the terms of his employment agreement, Mr. Paup is entitled to receive a base salary of $160,000 per annum, with increases of 6% per year thereafter to take account of inflation, and will be eligible for a bonus with a target equal to between 20% and 50% of the base salary. The actual bonus payout shall be determined based upon the Company’s achievement level against financial and performance objectives determined by the Compensation Committee of our Board of Directors. Mr. Paup’s employment agreement provides that if we terminate his agreement other than for cause (defined as conviction of certain crimes, willful failure to carry out directives of our board of directors or gross negligence or willful misconduct), we must pay Mr. Paup severance in an amount of four times his monthly salary plus an additional two months’ salary for every year worked during the term of his agreement, with the maximum severance payable of one year’s salary; these payments are doubled in the event of termination by reason of a change of control.

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

Under the laws of Israel, an employee of ours who has been dismissed from service, died in service, retired from service upon attaining retirement age, or left due to poor health, maternity or certain other reasons, is entitled to severance pay at the rate of one month’s salary for each year of service, pro rata for partial years of service. We currently fund this obligation by making monthly payments to approved private provident funds and by its accrual for severance pay in the consolidated financial statements. See Note 2.r. of the Notes to the Consolidated Financial Statements.

Potential Payments and Benefits upon Termination of Employment

This section sets forth in tabular form quantitative disclosure regarding estimated payments and other benefits that would have been received by certain of our executive officers if their employment had terminated on December 31, 2007 (the last business day of the fiscal year).

Mr. Paup’s prior employment agreement contained no provision with respect to payments or benefits upon termination of employment, and hence there is no tabular disclosure with respect to him below.

For a narrative description of the severance and change in control arrangements in the employment contracts of Messrs. Ehrlich and Esses, see “– Employment Contracts,” above. Each of Messrs. Ehrlich and Esses will be eligible to receive severance payments in excess of accrued but unpaid items only if he signs a general release of claims.

Robert S. Ehrlich

The following table describes the potential payments and benefits upon employment termination for Robert S. Ehrlich, our Chairman and Chief Executive Officer, pursuant to applicable law and the terms of his employment agreement with us, as if his employment had terminated on December 31, 2007 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

ROBERT S. EHRLICH
Payments and Benefits	Death or Disability(1)	Cause(2)	Good Reason(3)	Change of Control(4)	Termination at Will(5)	Other Employee Termination(6)
Accrued but unpaid:
Base salary	$33,333	$33,333	$33,333	$33,333	$33,333	$33,333
Bonus	6,960	6,960	6,960	6,960	6,960	6,960
Vacation	76,400	76,400	76,400	76,400	76,400	76,400
Recuperation pay(7)	345	345	345	345	345	345
Benefits:
Manager’s insurance(8)	5,277	5,277	5,277	5,277	5,277	5,277
Continuing education fund(9)	2,500	2,500	2,500	2,500	2,500	2,500
Tax gross-up on automobile	1,952	–	1,952	1,952	1,952	–
Contractual severance	1,625,400	–	1,625,400	1,625,400	1,625,400	–
Statutory severance(10)	643,998	–	643,998	643,998	643,998	–
Accelerated vesting of restricted stock	168,800	–	168,800	168,800	–	–
TOTAL:	$2,564,965	$124,815	$2,564,965	$2,564,965	$2,396,165	$124,815

(1)
“Disability” is defined in Mr. Ehrlich’s employment agreement as a physical or mental infirmity which impairs the Mr. Ehrlich’s ability to substantially perform his duties and which continues for a period of at least 180 consecutive days.

(2)
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

(3)
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

(4)
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

(5)
“Termination at Will” is defined in Mr. Ehrlich’s employment agreement as Mr. Ehrlich terminating his employment with us on written notice of at least 120 days in advance of the effective date of such termination.

(6)	“Other Employee Termination” means a termination by Mr. Ehrlich of his employment without giving us the advance notice of 120 days needed to make such a termination qualify as a “Termination at Will.”

(7)	Pursuant to Israeli law and our customary practice, we pay Mr. Ehrlich in July of each year the equivalent of ten days’ “recuperation pay” at the statutory rate of NIS 318 (approximately $86) per day.
(8)
Payments to managers’ insurance, a benefit customarily given to senior executives in Israel, come to a total of 15.83% of base salary, consisting of 8.33% for payments to a fund to secure payment of statutory severance obligations, 5% for pension and 2.5% for disability. The managers’ insurance funds reflected in the table do not include the 8.33% payments to a fund to secure payment of statutory severance obligations with respect to amounts paid prior to December 31, 2007, which funds are reflected in the table under the “Statutory severance” heading.

(9)
Pursuant to Israeli law, we must contribute an amount equal to 7.5% of Mr. Ehrlich’s base salary to a continuing education fund, up to the permissible tax-exempt salary ceiling according to the income tax regulations in effect from time to time. At December 31, 2007, the ceiling then in effect was NIS 15,712 (approximately $4,250). In Mr. Ehrlich’s case, we have customarily contributed to his continuing education fund in excess of the tax-exempt ceiling, and then reimbursed Mr. Ehrlich for the tax. The sums in the table reflect this additional contribution and the resultant tax reimbursement.

(10)	Under Israeli law, employees terminated other than for cause receive severance in the amount of one month’s base salary for each year of work, at their salary rate at the date of termination.

Steven Esses

The following table describes the potential payments and benefits upon employment termination for Steven Esses, our President and Chief Operating Officer, pursuant to applicable law and the terms of his employment agreement with us, as if his employment had terminated on December 31, 2007 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

See also “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

STEVEN ESSES
Payments and Benefits	Non- Renewal(1)	Death or Disability(2)	Cause(3)	Good Reason(4)	Change of Control(5)	Change of Location(6)	Retirement(7)	Early Retirement(8)	Other Employee Termination(9)
Accrued but unpaid(10):
Base salary	$6,068	$6,068	$6,068	$6,068	$6,068	$6,068	$6,068	$6,068	$6,068
Vacation	45,393	45,393	45,393	45,393	45,393	45,393	45,393	45,393	45,393
Sick leave(11)	17,455	17,455	–	17,455	17,455	17,455	17,455	17,455	–
Recuperation pay(12)	241	241	241	241	241	241	241	241	241
Benefits:
Manager’s insurance(13)	961	961	961	961	961	961	961	961	961
Continuing education fund(14)	1,415	1,415	1,415	1,415	1,415	1,415	1,415	1,415	1,415
Tax gross-up on automobile	2,317	2,317	–	2,317	2,317	2,317	2,317	2,317	–
Contractual severance	330,000	330,000	–	330,000	330,000	330,000	330,000	330,000	–
Statutory severance(15)	28,794	28,794	–	28,794	28,794	28,794	28,794	28,794	–
Benefits:
Manager’s insurance(13)	11,527	11,527	–	11,527	11,527	11,527	11,527	11,527	–
Vacation	6,545	6,545	–	6,545	6,545	6,545	6,545	6,545	–
Continuing education fund(14)	29,647	29,647	–	29,647	29,647	29,647	29,647	29,647	–
Automobile(16)	11,126	11,126	–	11,126	11,126	11,126	11,126	11,126	–
Tax gross-up(16)	13,666	13,666	–	13,666	13,666	13,666	13,666	13,666	–
TOTAL:	$505,155	$505,155	$54,078	$505,155	$505,155	$505,155	$505,155	$505,155	$54,078

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

(10)
Does not include a total of $12,800 in accrued but unpaid consulting fees due at December 31, 2007 to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

(11)	Limited to an aggregate of 30 days.
(12)	Pursuant to Israeli law and our customary practice, we pay Mr. Esses in July of each year the equivalent of six days’ “recuperation pay” at the statutory rate of NIS 318 (approximately $86) per day.
(13)
Payments to managers’ insurance, a benefit customarily given to senior executives in Israel, come to a total of 15.83% of base salary, consisting of 8.33% for payments to a fund to secure payment of statutory severance obligations, 5% for pension and 2.5% for disability. The managers’ insurance funds reflected in the table do not include the 8.33% payments to a fund to secure payment of statutory severance obligations with respect to amounts paid prior to December 31, 2007, which funds are reflected in the table under the “Statutory severance” heading.

(14)
Pursuant to Israeli law, we must contribute an amount equal to 7.5% of Mr. Esses’s base salary to a continuing education fund, up to the permissible tax-exempt salary ceiling according to the income tax regulations in effect from time to time. At December 31, 2007, the ceiling then in effect was NIS 15,712 (approximately $4,350). In Mr. Esses’s case, we have customarily contributed to his continuing education fund in excess of the tax-exempt ceiling, and then reimbursed Mr. Esses for the tax. The sums in the table reflect this additional contribution and the resultant tax reimbursement.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the security ownership, as of February 29, 2008, of those persons owning of record or known by us to own beneficially more than 5% of our common stock (of which there were none) and of each of our Named Executive Officers and directors, and the shares of common stock held by all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)(3)		Percentage of Total Shares Outstanding(3)
Robert S. Ehrlich	596,393	(4)	4.4%
Steven Esses	374,284	(5)	2.8%
Thomas J. Paup	150,000	(6)	1.1%
Dr. Jay M. Eastman	4,934	(7)	*
Jack E. Rosenfeld	5,076	(8)	*
Lawrence M. Miller	29,056	(9)	*
Edward J. Borey	6,076	(10)	*
Prof. Seymour Jones	4,934	(11)	*
Elliot Sloyer	8,224	(12)	*
Michael E. Marrus	8,224	(13)	*
All of our directors and executive officers as a group (10 persons)	1,187,201	(14)	8.7%

*	Less than one percent.
(1)	The address of each named beneficial owner is in care of Arotech Corporation, 1229 Oak Valley Drive, Ann Arbor, Michigan 48108.
(2)
Unless otherwise indicated in these footnotes, each of the persons or entities named in the table has sole voting and sole investment power with respect to all shares shown as beneficially owned by that person, subject to applicable community property laws.

(3)
Based on 13,599,197 shares of common stock outstanding as of February 29, 2008. For purposes of determining beneficial ownership of our common stock, owners of options exercisable within sixty days are considered to be the beneficial owners of the shares of common stock for which such securities are exercisable. The percentage ownership of the outstanding common stock reported herein is based on the assumption (expressly required by the applicable rules of the Securities and Exchange Commission) that only the person whose ownership is being reported has exercised his options for shares of common stock.

(4)
Consists of 266,000 shares held directly by Mr. Ehrlich, 293,333 shares of unvested restricted stock, 3,571 shares held by Mr. Ehrlich’s wife (in which shares Mr. Ehrlich disclaims beneficial ownership), 11,527 shares held in Mr. Ehrlich’s pension plan, and 21,962 shares issuable upon exercise of options exercisable within 60 days of February 29, 2008.

(5)	Consists of 91,785 shares held directly by Mr. Esses, 280,000 shares of unvested restricted stock, and 2,499 shares issuable upon exercise of options exercisable within 60 days of February 29, 2008.
(6)	Consists of 42,500 shares held directly by Mr. Paup and 107,500 shares of unvested restricted stock.
(7)	Consists of 4,934 shares of unvested restricted stock.
(8)	Consists of 142 shares held directly by Mr. Rosenfeld and 4,934 shares of unvested restricted stock.
(9)
Consists of 23,271 shares held by Mr. Miller as trustee of the Rose Gross Charitable Foundation, in which shares Mr. Miller disclaims beneficial ownership, 851 shares held directly by Mr. Miller, and 4,934 shares of unvested restricted stock.

(10)	Consists of 1,142 shares owned directly by Mr. Borey and 4,934 shares of unvested restricted stock.
(11)	Consists of 4,934 shares of unvested restricted stock.
(12)	Consists of 8,224 shares of unvested restricted stock.
(13)	Consists of 8,224 shares of unvested restricted stock.
(14)	Includes 24,461 shares issuable upon exercise of options exercisable within 60 days of February 29, 2008 and 727,951 shares of unvested restricted stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2007, with respect to our 1998, 2004 and 2007 stock option plans, as well as any other stock options and warrants previously issued by us (including individual compensation arrangements) as compensation for goods and services:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	291,381	$2.34	434,974

(1)
For a description of the material features of grants of options and warrants other than options granted under our employee stock option plans, see Notes 13.b. and 13.c. of the Notes to the Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Officer Loans

On December 3, 1999, Robert S. Ehrlich purchased 8,928 shares of our common stock out of our treasury at the closing price of the common stock on December 2, 1999. Payment was rendered by Mr. Ehrlich in the form of non-recourse promissory notes due in 2009 in the amount of $167,975, bearing simple annual interest at a rate of 2%, secured by the shares of common stock purchased and other shares of common stock previously held by him. As of December 31, 2007, the aggregate amount outstanding pursuant to this promissory note was $201,570.

On February 9, 2000, Mr. Ehrlich exercised 9,404 stock options. Mr. Ehrlich paid the exercise price of the stock options and certain taxes that we paid on his behalf by giving us a non-recourse promissory note due in 2025 in the amount of $789,991, bearing annual interest (i) as to $329,163, at 1% over the then-current federal funds rate announced from time to time by the Wall Street Journal, and (ii) as to $460,828, at 4% over the then-current percentage increase in the Israeli consumer price index between the date of the loan and the date of the annual interest calculation, secured by the shares of our common stock acquired through the exercise of the options and certain compensation due to Mr. Ehrlich upon termination. As of December 31, 2007, the aggregate amount outstanding pursuant to this promissory note was $820,809.

On June 10, 2002, Mr. Ehrlich exercised 3,571 stock options. Mr. Ehrlich paid the exercise price of the stock options by giving us a non-recourse promissory note due in 2012 in the amount of $36,500, bearing simple annual interest at a rate equal to the lesser of (i) 5.75%, and (ii) 1% over the then-current federal funds rate announced from time to time, secured by the shares of our common stock acquired through the exercise of the options. As of December 31, 2007, the aggregate amount outstanding pursuant to this promissory note was $45,388.

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

➢
Audit Fees. Audit fees billed or expected to be billed to us by BDO for the audit of the financial statements included in our Annual Report on Form 10-K, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for the years ended December 31, 2007 and 2006 totaled approximately $408,000 and $456,000, respectively.

➢
Audit-Related Fees.  BDO billed us $16,000 and $15,000 for the fiscal years ended December 31, 2007 and 2006, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

➢	Tax Fees. BDO billed us $0 and $9,000 for the fiscal years ended December 31, 2007 and 2006, respectively, for tax services.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements – See Index to Financial Statements on page 39 above and the financial pages following page 66 below.

(2)
Financial Statements Schedules – Schedule II - Valuation and Qualifying Accounts. All schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or related notes thereto.

(3)
Exhibits – The following Exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

	Exhibit No.	Description
(1)	3.1	Amended and Restated Certificate of Incorporation
(3)	3.1.1	Amendment to our Amended and Restated Certificate of Incorporation
(8)	3.1.2	Amendment to our Amended and Restated Certificate of Incorporation
(9)	3.1.3	Amendment to our Amended and Restated Certificate of Incorporation
(18)	3.1.4	Amendment to our Amended and Restated Certificate of Incorporation
(2)	3.2	Amended and Restated By-Laws
(9)	4.1	Specimen Certificate for shares of common stock, $.01 par value
(14)	10.1	Promissory Note dated December 3, 1999, from Robert S. Ehrlich to us
(14)	10.2	Promissory Note dated February 9, 2000, from Robert S. Ehrlich to us
(14)	10.3	Promissory Note dated January 12, 2001, from Robert S. Ehrlich to us
(4)	10.4	Agreement of Lease dated December 6, 2000 between Janet Nissim et al. and M.D.T. Protection (2000) Ltd. [English summary of Hebrew original]
(4)	10.5	Agreement of Lease dated August 22, 2001 between Aviod Building and Earthworks Company Ltd. et al. and M.D.T. Protective Industries Ltd. [English summary of Hebrew original]
(5)	10.6	Form of Warrant dated September 30, 2003
(6)	10.7	Form of Warrant dated January __, 2004
(7)	10.8	Promissory Note dated July 1, 2002 from Robert S. Ehrlich to us
(7)	10.9	Lease dated April 8, 1997, between AMR Holdings, L.L.C. and FAAC Incorporated
†(9)	10.10	Consulting Agreement, effective as of January 1, 2005, between us and Sampen Corporation
† (19)	10.11	Fourth Amended and Restated Employment Agreement, dated April 16, 2007, between us, EFL and Robert S. Ehrlich
†(10)	10.12	Employment Agreement, effective as of January 1, 2005, between EFL and Steven Esses

	Exhibit No.	Description
† **	10.12.1	Amended and Restated Employment Agreement, dated April 14, 2008 and effective as of January 1, 2008, between EFL and Steven Esses
(16)	10.13	Conversion Agreement dated April 7, 2006 between us and the Investors named therein
(11)	10.14	Form of Warrant dated September 29, 2005
† (12)	10.15	Employment Agreement between the Company and Thomas J. Paup dated December 30, 2005
† **	10.15.1	Amended and Restated Employment Agreement between the Company and Thomas J. Paup dated April 14, 2008 and effective as of January 1, 2008
† (12)	10.16	Separation Agreement and Release of Claims among the Company, EFL and Avihai Shen dated January 5, 2006
(13)	10.17	Form of Warrant dated February 15, 2006
(14)	10.18	Lease dated February 10, 2006 between Arbor Development Company LLC and FAAC Incorporated
(15)	10.19	Form of Warrant dated March 27, 2006
(17)	10.20	Form of Warrant dated April 11, 2006
(20)	10.21	Loan Agreement between FAAC Incorporated and Keybank National Association dated December 27, 2007
(20)	10.22	Security Agreement between us and Keybank National Association dated December 27, 2007
(20)	10.23	Guaranty from us to Keybank National Association dated December 27, 2007
* **	10.24	Agreement with Yossi Bar in respect of our purchase of the minority interest of M.D.T. Protective Industries Ltd. and MDT Armor Corporation dated January 15, 2008
**	10.25	Stock Purchase Agreement among FAAC Incorporated, Realtime Technologies Ltd. and Richard Romano dated February 4, 2008
(9)	21.1	List of Subsidiaries of the Registrant
**	23.1	Consent of BDO Seidman, LLP
**	31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**	31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	English translation or summary from original Hebrew
**	Filed herewith
†	Includes management contracts and compensation plans and arrangements
(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-73256), which became effective on February 23, 1994
(2)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-97944), which became effective on February 5, 1996

(3)	Incorporated by reference to our Current Report on Form 8-K filed January 6, 2003
(4)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002
(5)	Incorporated by reference to our Current Report on Form 8-K filed October 3, 2003
(6)	Incorporated by reference to our Current Report on Form 8-K filed January 9, 2004
(7)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003
(8)	Incorporated by reference to our Current Report on Form 8-K filed July 15, 2004
(9)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004
(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
(11)	Incorporated by reference to our Current Report on Form 8-K filed September 30, 2005
(12)	Incorporated by reference to our Current Report on Form 8-K filed January 5, 2006
(13)	Incorporated by reference to our Current Report on Form 8-K filed February 16, 2006
(14)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005
(15)	Incorporated by reference to our Current Report on Form 8-K filed March 30, 2006
(16)	Incorporated by reference to our Current Report on Form 8-K filed April 7, 2006
(17)	Incorporated by reference to our Current Report on Form 8-K filed April 12, 2006
(18)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(19)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2006
(20)	Incorporated by reference to our Current Report on Form 8-K filed January 3, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2008.

AROTECH CORPORATION

By:	/s/ Robert S. Ehrlich
	Name:	Robert S. Ehrlich
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Ehrlich Robert S. Ehrlich	Chairman Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2008

/s/ Thomas J. Paup Thomas J. Paup	Vice President – Finance (Principal Financial Officer)	April 14, 2008

/s/ Norman Johnson Norman Johnson	Controller (Principal Accounting Officer)	April 14, 2008

/s/ Steven Esses Steven Esses	President, Chief Operating Officer and Director	April 14, 2008

/s/ Jay M. Eastman Dr. Jay M. Eastman	Director	April 14, 2008

/s/ Lawrence M. Miller Lawrence M. Miller	Director	April 14, 2008

/s/ Jack E. Rosenfeld Jack E. Rosenfeld	Director	April 14, 2008

/s/ Edward J. Borey Edward J. Borey	Director	April 14, 2008

/s/ Seymour Jones Seymour Jones	Director	April 14, 2008

/s/ Elliot Sloyer Elliot Sloyer	Director	April 14, 2008

/s/ Michael E. Marrus Michael E. Marrus	Director	April 14, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arotech Corporation:

We have audited the accompanying consolidated balance sheets of Arotech Corporation and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arotech Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Grand Rapids, Michigan	/s/ BDO Seidman, LLP
April 14, 2008	BDO Seidman, LLP

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In U.S. dollars

	December 31,
	2007	2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,447,671	$2,368,872
Restricted collateral deposits	320,454	648,975
Escrow receivable	1,479,826	1,479,826
Available for sale marketable securities	47,005	41,166
Trade receivables (net of allowance for doubtful accounts in the amounts of $25,000 and $159,000 as of December 31, 2007 and 2006, respectively)	14,583,213	7,780,965
Unbilled receivables	3,271,594	6,902,533
Other accounts receivable and prepaid expenses	1,614,614	1,134,622
Inventories	7,887,820	7,851,820

Total current assets	32,652,197	28,208,779

SEVERANCE PAY FUND	2,815,040	2,246,457

OTHER LONG-TERM RECEIVABLES	386,899	262,608

PROPERTY AND EQUIPMENT, NET	5,079,796	3,740,593

INVESTMENT IN AFFILIATED COMPANY	352,168	392,398

OTHER INTANGIBLE ASSETS, NET	7,837,076	9,502,214

GOODWILL	31,358,131	30,715,225

Total long term assets	47,829,110	46,859,495

	$80,481,307	$75,068,274

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In U.S. dollars

	December 31,
	2007	2006

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$4,233,288	$2,808,131
Other accounts payable and accrued expenses	4,889,729	5,171,055
Current portion of capitalized leases	67,543	55,263
Current portion of promissory notes due to purchase of subsidiaries	151,450	302,900
Current portion of long term debt	103,844	–
Short term bank credit	4,557,890	3,496,008
Deferred revenues	2,903,166	1,321,311
Convertible debenture	–	2,583,629

Total current liabilities	16,906,910	15,738,297

LONG TERM LIABILITIES
Accrued severance pay	4,853,231	4,039,049
Long term portion of promissory notes due to purchase of subsidiaries	–	151,450
Long term portion of capitalized leases	86,989	158,120
Long term portion of long term debt	1,088,498	–
Other long term liabilities	1,020,000	900,000
Deferred Taxes
Total long-term liabilities	7,158,973	5,248,619

COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)

MINORITY INTEREST	83,816	21,520

STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each;
Authorized: 250,000,000 shares as of December 31, 2007 and 2006; Issued: 13,544,819 shares and 12,023,242 shares as of December 31, 2007 and 2006, respectively; Outstanding – 13,544,819 shares and 11,983,575 shares as of December 31, 2007 and 2006, respectively	135,448	120,232
Preferred shares – $0.01 par value each;
Authorized: 1,000,000 shares as of December 31, 2007 and 2006; No shares issued and outstanding as of December 31, 2007 and 2006	–	–
Additional paid-in capital	218,551,110	217,735,860
Accumulated deficit	(162,522,558)	(159,466,123)
Treasury stock, at cost (common stock – none as of December 31, 2007 and 39,667 shares as of December 31, 2006)	–	(3,537,106)
Notes receivable from shareholders	(1,333,833)	(1,304,179)
Accumulated other comprehensive income	1,501,441	511,154

Total stockholders’ equity	56,331,608	54,059,838

	$80,481,307	$75,068,274

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

In U.S. dollars

	2007	2006

Revenues	$57,719,561	$43,120,739

Cost of revenues, exclusive of amortization of intangibles	39,639,812	32,493,646
Research and development	1,877,163	1,601,454
Selling and marketing expenses	4,164,464	3,714,322
General and administrative expenses	13,158,297	11,692,816
Amortization of intangible assets	1,381,882	1,853,442
Impairment of goodwill and other intangible assets	–	316,024

Total operating costs and expenses	60,221,618	51,671,704

Operating loss	(2,502,057)	(8,550,965)
Other income	617,952	361,560
Financial expenses, net	(905,888)	(7,519,900)

Loss before minority interest in earnings of a subsidiaries, earnings from affiliated company, and income tax expenses	(2,789,993)	(15,709,305)
Income taxes	(163,916)	(232,159)
Gain (loss) from affiliated company	(40,230)	354,898
Minority interest in loss (earnings) of subsidiaries	(62,296)	17,407
Net loss	$(3,056,435)	$(15,569,159)

Deemed dividend to certain stockholders	$–	$(434,185)

Net loss attributable to common stockholders	$(3,056,435)	$(16,003,344)

Basic and diluted net loss per share	$(0.27)	$(1.87)

Weighted average number of shares used in computing basic and diluted net loss per share	11,274,387	8,569,191

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In U.S. dollars

								Accumulated
							Notes	other	Total
			Additional		Deferred		receivable	comprehensive	comprehensive	Total
	Common stock		paid-in	Accumulated	stock	Treasury	from	income	income	stockholders’
	Shares	Amount	capital	deficit	compensation	stock	stockholders	(loss)	(loss)	equity
Balance as of January 1, 2006, as previously reported	6,221,194	$870,969	$193,949,882	$(142,996,964)	$(389,303)	$(3,537,106)	$(1,256,777)	$(375,445)	$–	$46,265,256
Prior Period Adjustment	–	–	–	(900,000)	–	–	–	–	–	(900,000)
Blanace of January 1, 2006, as adjusted	6,221,194	$870,969	$193,949,882	$(143,869,964)	$(389,303)	$(3,537,106)	$(1,256,777)	$(375,445)	–	$45,365,256
Adjustment of fractional shares due to reverse split	(142)	(808,757)	808,757	–	–	–	–	–	–	–
FAS 123R reclassification	–	–	(389,303)	–	389,303	–	–	–	–	–
Principal installment of convertible debenture payment in shares	4,184,855	41,848	18,477,301	–	–	–	–	–	–	18,519,149
Warrants exercise	745,549	7,455	4,343,180	–	–	–	–	–	–	4,350,635
Stock based compensation	–	–	500,545	–	–	–	–	–	–	500,545
Stock options and restricted stock	871,786	8,717	(1,904)	–	–	–	–	–	–	6,813
Interest accrued on notes receivable from shareholders	–	–	47,402	–	–		(47,402)	–	–	–
Other comprehensive loss – foreign currency translation adjustment	–	–	–	–	–	–	–	885,733	885,733	885,733
Other comprehensive loss – unrealized gain on available for sale marketable securities	–	–	–	–	–	–	–	866	866	866
Net loss	–	–	–	(15,569,159)	–	–	–	–	(15,569,159)	(15,569,159)
Total comprehensive loss	–	–	–	–	–	–	–	–	(14,682,560)	–
Balance as of December 31, 2006	12,023,242	$120,232	$217,735,860	$(159,466,123)	$0	$(3,537,106)	$(1,304,179)	$511,154		$54,059,838

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In U.S. dollars

							Accumulated
						Notes	other	Total
			Additional			receivable	comprehensive	comprehensive	Total
	Common stock		paid-in	Accumulated	Treasury	from	income	income	stockholders’
	Shares	Amount	capital	deficit	stock	stockholders	(loss)	(loss)	equity
Balance as of January 1, 2007	12,023,242	$120,232	$217,735,860	$(159,466,123)	$(3,537,106)	$(1,304,179)	$511,154	$–	$54,059,838
Principal installment of convertible debenture payment in shares	930,125	9,301	2,873,454	–	–	–	–	–	2,882,755
Treasury shares cancellation	(39,666)	(396)	(3,536,710)	–	3,537,106	–	–	–	–
Stock based compensation	–	–	1,417,521	–	–	–	–	–	1,417,521
Stock options and restricted stock	631,118	6,311	31,331	–	–	–	–	–	37,642
Interest accrued on notes receivable from shareholders	–	–	29,654	–		(29,654)	–	–	–
Other comprehensive loss – foreign currency translation adjustment	–	–	–	–	–	–	988,740	988,740	988,740
Other comprehensive loss – unrealized gain on available for sale marketable securities	–	–	–	–	–	–	1,547	1,547	1,547
Net loss	–	–	–	(3,056,435)	–	–	–	(3,056,435)	(3,056,435)
Total comprehensive loss	–	–	–	–	–	–	–	(2,066,148)	–
Balance as of December 31, 2007	13,544,819	$135,448	$218,551,110	$(162,522,558)	$0	$(1,333,833)	$1,501,441		$56,331,608

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In U.S. dollars

	2007	2006
Cash flows from operating activities:
Net loss	$(3,056,435)	$(15,569,159)
Adjustments required to reconcile net loss to net cash used in operating activities:
Minorities interests in loss (earnings) of subsidiary	62,296	(17,407)
Loss (gain) from affiliated company	40,230	(354,898)
Depreciation	1,376,749	1,966,748
Amortization of intangible assets, capitalized software costs and impairment of intangible assets	1,953,164	2,857,891
Remeasurement of liability in connection to warrants granted	–	(700,113)
Accrued severance pay, net	245,599	194,810
Compensation related to shares issued to employees, consultants and directors	1,417,521	507,081
Impairment of property and equipment	–	32,485
Financial expenses in connection with convertible debenture principle repayment	280,382	5,395,338
Amortization related to warrants issued to the holders of convertible debentures and beneficial conversion feature	18,745	1,485,015
Amortization of deferred charges related to convertible debentures issuance	44,253	780,719
Capital loss (gain) from sale of property and equipment	56,224	(1,842)
Decrease (increase) in trade receivables	(6,802,248)	3,631,978
Decrease (increase) in other accounts receivable and prepaid expenses	(706,569)	605,610
Decrease in deferred taxes	(100,323)	6,788
Decrease (increase) in inventories	(36,000)	83,926
Increase (decrease) in unbilled revenues	3,630,939	(1,674,029)
Increase in deferred revenues	1,581,854	718,290
Increase (decrease) in trade payables	1,425,156	(3,156,665)
Decrease in other accounts payable and accrued expenses	(137,834)	(296,866)
Net cash provided by (used in) operating activities from continuing operations	1,494,349	(3,504,300)
Net cash used in operating activities from discontinued operations	–	(120,000)
Net cash provided by (used in) operating activities	$1,494,349	$(3,624,300)

Cash flows from investing activities:
Purchase of property and equipment	(1,594,426)	(1,412,383)
Increase in capitalized software costs	(15,750)	(688,443)
Payment of additional required payout for FAAC acquisition	–	(630,350)
Repayment of promissory notes related to acquisition of subsidiaries	(302,900)	–
Proceeds from sale of property and equipment	36,061	–
Increase in escrow receivable	–	(1,479,826)
Decrease in restricted cash	322,682	3,723,611
Net cash used in investing activities	$(1,554,333)	$(487,391)

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In U.S. dollars

	2007	2006
Forward	(59,985)	(4,111,691)

Cash flows from financing activities:
Proceeds from exercise of options	37,642	250
Proceeds from exercise of warrants	–	4,350,635
Repayment of convertible debentures	–	(5,204,167)
Repayment of long term loan	(21,468)	(149,414)
Increase in short term bank credit	1,061,883	1,455,309
Net cash provided by financing activities	1,078,057	452,613
Increase (decrease) in cash and cash equivalents	1,018,073	(3,659,078)
Cash accretion (erosion) due to exchange rate differences	60,726	(122,702)
Cash and cash equivalents at the beginning of the year	2,368,872	6,150,652
Cash and cash equivalents at the end of the year	$3,447,671	$2,368,872
Supplementary information on non-cash transactions:
Payment of principle installment of convertible debenture in shares	$2,882,753	$18,519,149
Mortgage note payable (seller financed) issued for purchase of building	$1,115,000	$–
Interest paid during the period	$662,789	$2,018,061

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:–   GENERAL

a.                 Corporate structure:

Arotech Corporation (“Arotech” or the “Company”) and its subsidiaries are engaged in the development, manufacture and marketing of defense and security products, including advanced high-tech multimedia and interactive digital solutions for training of military, law enforcement and security personnel and sophisticated lightweight materials and advanced engineering processes to armor vehicles, and in the design, development and commercialization of its proprietary zinc-air battery technology for electric vehicles and defense applications. The Company is primarily operating through FAAC Corporation, a wholly-owned subsidiary based in Ann Arbor, Michigan; Electric Fuel Battery Corporation, a wholly-owned subsidiary based in Auburn, Alabama; Electric Fuel Ltd. (“EFL”) a wholly-owned subsidiary based in Beit Shemesh, Israel; Epsilor Electronic Industries, Ltd., a wholly-owned subsidiary located in Dimona, Israel; M.D.T. Protective Industries, Ltd. (“MDT”), a majority-owned (now wholly-owned; see Note 18.b.) subsidiary based in Lod, Israel; MDT Armor Corporation, a majority-owned (now wholly-owned; see Note 18.b.) subsidiary based in Auburn, Alabama; and Armour of America, Incorporated, a wholly-owned subsidiary based in Auburn, Alabama.

Revenues derived from the Company’s largest customers in 2007 and 2006 are described in Note 16.d.

b.                 Acquisition of FAAC:

The Company had a contingent earnout obligation in an amount equal to the net income realized by the Company from certain specific programs that were identified by the Company and the former shareholders of FAAC as appropriate targets for revenue increases in 2005. During 2005 and 2006, the Company accrued an amount of $603,764 and $630,000, respectively, in respect of such earnout obligation to increase FAAC’s goodwill. The $151,450 shown as promissory notes in the balance sheet is the portion of the 2006 earnout that is paid in equal installments that started in January 2007 and will be paid in full in June 2008 .The promissory note is non-interest bearing.

c.                 Acquisition of AoA:

The total purchase price consisted of $19,000,000 in cash, with additional possible earn-outs if AoA was awarded certain material contracts. An additional $3,000,000 was to be paid into an escrow account pursuant to the terms of an escrow agreement, to secure a portion of the Earnout Consideration. These funds are currently being held by the seller of AoA. As of December 31, 2007, the Company had reduced the $3.0 million escrow held by the seller of AoA by $1,520,174 for a putative claim against such escrow in respect of such earn-out obligation.  When the contingency on the earn-out provision is resolved, the additional consideration, if any, will be recorded as additional purchase price.  Any recovery of the previously expensed escrow amount will be recorded as income in the period received.

In March 2007, the Company filed a Demand for Arbitration with the American Arbitration Association against the seller of AoA. The Company sought the return of the $3.0 million escrow, plus interest. The seller of AoA asserted counterclaims against the Company in the arbitration, alleging (i) that he is entitled to keep the $3.0 million, (ii) that he is entitled to an additional $3.0 million in

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:–   GENERAL (Cont.)

post-sale earnouts, and (iii) that he is entitled to $70,000 in compensation (plus interest and statutory penalties) wrongfully withheld by the Company when it constructively terminated his employment.

In December 2007, the matter was brought before an arbitration panel and in February 2008, the arbitration panel issued a decision, granting the seller’s counterclaim for $70,000 in compensation, awarding the Company the entire $3.0 million escrow (less the $70,000 in compensation (with simple interest but without statutory penalties)), and awarding the Company $135,000 in attorneys’ fees. The federal district court for the Southern District of New York has not yet ruled upon the Company’s petition to confirm the arbitration award.

d.                 Impairment of goodwill and other intangible assets:

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

In 2007, the Company evaluated all goodwill and it was determined that there was no impairment.

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

e.                 Reverse stock split:

On June 20, 2006, the Company filed a Certificate of Amendment with the Delaware Secretary of State which served to effect, as of 7:00 a.m. e.d.t. on June 21, 2006, a one-for-fourteen reverse split of the Company’s common stock. As a result of the reverse stock split, every fourteen shares of the Company’s common stock were combined into one share of common stock; any fractional shares created by the reverse stock split were eliminated. The par value of the shares remained unchanged. The reverse stock split affected all of the Company’s common stock, stock options, warrants

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:–   GENERAL (Cont.)

and convertible debt outstanding immediately prior to the effective date of the reverse stock split. The reverse split reduced the number of shares of the Company’s common stock outstanding at June 21, 2006 from 118,587,361 shares to 8,468,957 shares. All references to common share and per common share amounts for all periods presented have been retroactively restated to reflect this reverse split.

f.                 Related parties

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

Pursuant to the terms of the Company’s agreement with Sampen, Sampen provides one of its employees to the Company for such employee to serve as the Company’s Chief Operating Officer. The Company pays Sampen $12,800 per month, plus an annual bonus, on a sliding scale, in an amount equal to a minimum of 20% of Sampen’s annual base compensation then in effect, up to a maximum of 75% of its annual base compensation then in effect if the results the Company actually attains for the year in question are 120% or more of the amount the Company budgeted at the beginning of the year. The Company also pays Sampen, to cover the cost of the Company’s use of Sampen’s offices as an ancillary New York office and the attendant expenses and insurance costs, an amount equal to 16% of each monthly payment of base compensation.

During the years ended December 31, 2007 and 2006 the Company paid Sampen a total of $219,354 and $208,896, respectively.

On December 3, 1999, Robert S. Ehrlich purchased 8,928 shares of the Company’s common stock out of the Company’s treasury at the closing price of the Company’s common stock on December 2, 1999. Payment was rendered by Mr. Ehrlich in the form of non-recourse promissory notes due in 2009 in the amount of $167,975, bearing simple annual interest at a rate of 2%, secured by the shares of common stock purchased and other shares of common stock previously held by him. As of December 31, 2007, the aggregate amount outstanding pursuant to this promissory note was $201,570.

On February 9, 2000, Mr. Ehrlich exercised 9,404 stock options. Mr. Ehrlich paid the exercise price of the stock options and certain taxes that the Company paid on his behalf by giving the Company a non-recourse promissory note due in 2025 in the amount of $789,991, bearing annual interest (i) as to $329,163, at 1% over the then-current federal funds rate announced from time to time by the Wall Street Journal, and (ii) as to $460,828, at 4% over the then-current percentage increase in the Israeli consumer price index between the date of the loan and the date of the annual interest calculation, secured by the shares of the Company’s common stock acquired through the exercise of the options and certain compensation due to Mr. Ehrlich upon termination. As of

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:–   GENERAL (Cont.)

December 31, 2007, the aggregate amount outstanding pursuant to this promissory note was $820,809.

On June 10, 2002, Mr. Ehrlich exercised 3,571 stock options. Mr. Ehrlich paid the exercise price of the stock options by giving the Company a non-recourse promissory note due in 2012 in the amount of $36,500, bearing simple annual interest at a rate equal to the lesser of (i) 5.75%, and (ii) 1% over the then-current federal funds rate announced from time to time, secured by the shares of the Company’s common stock acquired through the exercise of the options. As of December 31, 2007, the aggregate amount outstanding pursuant to this promissory note was $45,388.

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

The majority of transactions of MDT and Epsilor are in New Israel Shekels (“NIS”) and a substantial portion of MDT’s and Epsilor’s costs is incurred in NIS. Management believes that the NIS is the functional currency of MDT and Epsilor. Accordingly, the financial statements of MDT and Epsilor have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts has been translated using the weighted average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive income in stockholders’ equity

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–   SIGNIFICANT ACCOUNTING POLICIES (Cont.)

c.                 Principles of consolidation:

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

At December 31, 2007 the Company and its subsidiaries classified its investment in marketable securities as available-for-sale.

Investment in trust funds are classified as available-for-sale and stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of income.

g.                 Inventories:

Inventories are stated at the lower of cost or market value. Inventory write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence and for market prices lower than cost. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made to write inventory down to its market value. In 2007 and 2006, the Company wrote off $150,681 and $292,864, of obsolete inventory respectively, which has been included in the cost of revenues.

Cost is determined as follows:

Raw and packaging materials – by the average cost method or FIFO.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–   SIGNIFICANT ACCOUNTING POLICIES (Cont.)
Work in progress – represents the cost of manufacturing with additions of allocable indirect manufacturing cost.

Finished products – on the basis of direct manufacturing costs with additions of allocable indirect manufacturing costs.

h.                 Property and equipment:

Property and equipment are stated at cost net of accumulated depreciation and investment grants received from the State of Israel for investments in fixed assets under the Investment Law (no investment grants were received during 2007 and 2006).

Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%

Computers and related equipment	33
Motor vehicles	15
Office furniture and equipment	6 - 10
Machinery and equipment	10 - 25 (mainly 10)
Leasehold improvements	By the shorter of the term of the lease or the life of the asset

i.                 Revenue recognition:

The Company is a defense and security products and services company, engaged in three business areas: interactive simulation for military, law enforcement and commercial markets; batteries and charging systems for the military; and high-level armoring for military, paramilitary and commercial vehicles. During 2007 and 2006, the Company and its subsidiaries recognized revenues as follows: (i) from the sale and customization of interactive training systems and from the maintenance services in connection with such systems (Training and Simulation Division); (ii) from revenues under armor contracts and for service and repair of armored vehicles (Armor Division); (iii) from the sale of batteries, chargers and adapters to the military, and under certain development contracts with the U.S. Army (Battery and Power Systems Division); and (iv) from the sale of lifejacket lights (Battery and Power Systems Division).

Revenues from the Battery and Power Systems Division products and Armor Division are recognized in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable, collectability is probable, and no further obligation remains.

Revenues from contracts that involve customization of FAAC’s simulation system to customer specific specifications are recognized in accordance with Statement Of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” using contract accounting on a percentage of completion method, in accordance with the “Input Method.” The amount of revenue recognized is based on the percentage to completion achieved. The percentage to completion is measured by monitoring progress using records of actual time incurred

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–   SIGNIFICANT ACCOUNTING POLICIES (Cont.)

to date in the project compared to the total estimated project requirement, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. During 2006 $741,165 in estimated losses were identified and expensed.

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

j.                 Right of return:

When a right of return exists, the Company defers its revenues until the expiration of the period in which returns are permitted.

k.                 Warranty:

The Company offers up to one year warranty for most of its products. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. The Company estimates the costs that may be incurred under its basic limited warranty, including parts and labor. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs as the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. See Note 18.

l.                 Research and development cost:

SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs, subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model or a detailed program design. Research and development costs incurred in the process of developing product improvements or new products, are generally charged to expenses as incurred, when applicable. Significant costs incurred by the Company between completion of the working model or a detailed program design and the point at which the product is ready for general release, have been capitalized.  Capitalized software costs will be amortized by the greater of the amount computed using the: (i) ratio that current gross revenues from sales of the software bears to the total of current and anticipated future gross revenues from sales of that software, or (ii) the straight-line method over the estimated useful life of the product (two to five years). The Company assesses the net realizable value of this intangible asset on a regular basis by determining whether the amortization of the asset over its remaining life can be recovered through undiscounted future operating cash flows from the specific software product sold. Based on its most recent analyses, management believes that no impairment of capitalized software development costs exists as of December 31, 2007.

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–   SIGNIFICANT ACCOUNTING POLICIES (Cont.)

n.                 Concentrations of credit risk:

Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents, restricted collateral deposits, trade receivables and available for sale marketable securities. Cash and cash equivalents are invested mainly in U.S. dollar deposits with major Israeli and U.S. banks. Such deposits in the U.S. may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

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

The Company’s available for sale marketable securities include investments in debentures of U.S. and Israeli corporations and state and local governments. Management believes that those corporations and states are institutions that are financially sound, that the portfolio is well diversified, and accordingly, that minimal credit risk exists with respect to these marketable securities.

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

All outstanding stock options, non vested restricted stock and warrants have been excluded from the calculation of the diluted net loss per common share because all such securities are anti-dilutive for all periods presented. The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share was 1,791,562 and 1,781,984, for the years ended December 31, 2007 and 2006, respectively.

p.                 Accounting for stock-based compensation

Effective January 1, 2006, the Company started to account for stock options and awards issued to employees in accordance with the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” using the modified prospective transition method. Under SFAS No. 123(R), stock-based

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–   SIGNIFICANT ACCOUNTING POLICIES (Cont.)

awards to employees are required to be recognized as compensation expense, based on the calculated fair value on the date of grant. The Company determines the fair value using the Black Scholes option pricing model. This model requires subjective assumptions, including future stock price volatility and expected term, which affect the calculated values. The adoption of SFAS No. 123(R) resulted in a reduction in income of $500,445 in 2006, which reduced basic and diluted EPS for the year by $0.06.

The fair value for the 2006 options granted to employees was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions: risk-free interest rates of 4.64% (based on three-year U.S. Treasury bonds); a dividend yield of 0.0%, a volatility factor of the expected market price of the common stock of 1.33 (based on historical volatility of the stock over the previous three years); and a weighted-average expected life of the option of three years. The Company did not grant any options in 2007.  The Company assumed a 20% forfeiture rate for options for both years.  The Company uses a 10% forfeiture rate for restricted stock.

q.                 Fair value of financial instruments:

The following methods and assumptions were used by the Company and its subsidiaries in estimating their fair value disclosures for financial instruments:

The carrying amounts of cash and cash equivalents, restricted collateral deposits, trade receivables, short-term bank credit, and trade payables approximate their fair value due to the short-term maturity of such instruments.

The fair value of available for sale marketable securities is based on the quoted market price.

Long-terms promissory notes are estimated by discounting the future cash flows using current interest rates for loans or similar terms and maturities. The carrying amount of the long-term liabilities approximates their fair value.

r.                 Severance pay:

The Company’s liability for severance pay for its Israeli employees is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date. Israeli employees are entitled to one month’s salary for each year of employment, or a portion thereof. The Company’s liability for all of its Israeli employees is fully provided by monthly deposits with severance pay funds, insurance policies and by an accrual. The value of these policies is recorded as an asset in the Company’s balance sheet.

In addition and according to certain employment agreements, the Company is obligated to provide for a special severance pay in addition to amounts due to certain employees pursuant to Israeli severance pay law. The Company has made a provision for this special severance pay in accordance with EITF 88-1: “Determination of Vested Benefit Obligation for a Defined Benefit

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–   SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Pension Plan” As of December 31, 2007 and 2006, the accumulated severance pay in that regard amounted to $2,081,587 and $2,163,264, respectively.

Pursuant to the terms of the employment agreement between the Company and its Chief Executive Officer, funds to secure payment of the Chief Executive Officer’s contractual severance are to be deposited for the benefit of the Chief Executive Officer, with payments to be made pursuant to an agreed-upon schedule. As of December 31, 2007, a total of $618,097 had been deposited. These funds continue to be owned by the Company, which benefits from all gains and bears the risk of all losses resulting from investments of these funds.

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies and includes immaterial profits.

Severance expenses for the years ended December 31, 2007 and 2006 amounted to $334,749 and $563,302, respectively.

s.                 Advertising costs:

The Company and its subsidiaries expense advertising costs as incurred. Advertising expense for the years ended December 31, 2007 and 2006 was approximately $92,775 and $21,000, respectively.

t.                 New accounting pronouncements:

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations, to further enhance the accounting and financial reporting related to business combinations.  SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the Corporation’s adoption of SFAS No. 141(R) will depend upon the extent and magnitude of acquisitions after December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  The Statement does not require any new fair value measurements and was initially effective for the Corporation

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–   SIGNIFICANT ACCOUNTING POLICIES (Cont.)

beginning January 1, 2008.  In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS 157-2. FSP FAS 157-2 defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis.  Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation is not expected to be material to the Corporation’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This Statement permits entities to choose to measure eligible items at fair value at specified election dates.  For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date.  The fair value option is irrevocable unless a new election date occurs, may be applied instrument by instrument, with a few exceptions, and applies only to entire instruments and not to portions of instruments.  SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting.  SFAS No. 159 is effective for the Corporation beginning January 1, 2008.  Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation is not expected to be material to the Corporation’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, to create accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 establishes accounting and reporting standards that require (1) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (2) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income, (3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently, (4) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary to be initially measured at fair value, and (5) entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 applies to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and prohibits early adoption.  Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation is not expected to be material to the Corporation’s results of operations or financial position.

u.                 Reclassification:

Certain prior period amounts have been reclassified to conform to the current period presentation.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 3:–   RESTRICTED COLLATERAL DEPOSITS

	December 31,
	2007	2006
Short-term:
Deposits in connection with MDT Israel projects	$254,668	$–
Deposits in connection with FAAC projects	–	535,151
Restricted cash in connection with interest payment to convertible debenture holders.		113,824
Deposits in connection with EFL projects	65,786	–
Total Restricted Collateral	$320,454	$648,975

NOTE 4: –   AVAILABLE FOR SALE MARKETABLE SECURITIES

The following is a summary of investments in marketable securities as of December 31, 2007 and 2006:

	Cost		Unrealized gains		Estimated fair value
	2007	2006	2007	2006	2007	2006

Available for sale marketable securities	$41,166	$36,708	$5,839	$4,458	$47,005	$41,166

NOTE 5:–   OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2007	2006

Government authorities	$259,036	$213,362
Employees	60,950	77,836
Prepaid expenses	790,157	292,496
Deferred taxes	–	58,032
Other	504,471	492,896
	$1,614,614	$1,134,622

NOTE 6:–   INVENTORIES

	December 31,
	2007	2006
Raw and packaging materials	$6,043,170	$4,556,250
Work in progress	1,583,790	3,186,843
Finished products	260,860	108,727
	$7,887,820	$7,851,820

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 7:–   PROPERTY AND EQUIPMENT, NET

a.                 Composition of property and equipment is as follows:

	December 31,
	2007	2006
Cost:
Computers and related equipment	$2,494,370	$2,080,462
Motor vehicles	561,737	674,737
Office furniture and equipment	1,194,132	1,015,054
Machinery, equipment and installations	4,485,959	4,108,763
Buildings	1,172,072	–
Land	115,538	–
Leasehold improvements	846,271	887,311
Demo inventory	1,150,129	643,458
	$12,020,208	$9,409,785
Accumulated depreciation:
Computers and related equipment	2,061,044	1,626,066
Motor vehicles	249,627	234,023
Office furniture and equipment	536,472	585,069
Machinery, equipment and installations	3,132,202	2,466,598
Buildings	25,045	–
Leasehold improvements	407,030	385,196
Demo inventory	528,992	372,240
	6,940,412	5,669,192
Depreciated cost	$5,079,796	$3,740,593

b.                 Depreciation expense amounted to $1,376,749 and $1,966,748 for the years ended December 31, 2007 and 2006, respectively.

c.                 In March 2007, the Company purchased 16,700 square feet of space in Auburn, Alabama for approximately $1.1 million pursuant to a seller-financed secured purchase money mortgage. Half the mortgage is payable over ten years in equal monthly installments based on a 20-year amortization of the full principal amount, and the remaining half is payable at the end of ten years in a balloon payment.

As for liens, see Note 11.d.

NOTE 8:–   GOODWILL AND OTHER INTANGIBLE ASSETS, NET

a.           Goodwill

A summary of the goodwill by business segment is as follows:

	12/31/06	Additions	Adjustments (currency)	12/31/07
Simulation	$24,235,419	$–	$–	$24,235,419
Battery	5,413,210	–	533,439	5,946,649
Armor	1,066,596	–	109,467	1,176,063
Total	$30,715,225	$–	$642,906	$31,358,131

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 8:–   GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Cont.)

b.           Other intangible assets

	December 31,
	2007		2006
	Cost	Net Book Value	Cost	Net Book Value
Technology	$6,405,000	$2,305,000	$6,405,000	$2,898,750
Capitalized software costs	1,720,991	442,816	1,701,150	975,664
Backlog	682,000	–	682,000	–
Covenants not to compete	99,000	–	99,000	9,900
Customer list	7,548,645	3,846,117	7,548,645	4,591,065
Certification	246,969	–	246,969	51,877
	16,702,605	6,593,933	16,682,764	8,527,256
Exchange differences	444,143		175,958
Less - accumulated amortization	(10,108,672)		(8,155,508)
Amortized cost	7,038,076		8,703,214
Trademarks	799,000		799,000
Net book value	$7,837,076		$9,502,214

Amortization expense amounted to $1,953,164 and $2,857,891 for the years ended December 31, 2007 and 2006, respectively, including amortization of capitalized software costs of $552,689 and $285,467, respectively.

c.    Estimated amortization expenses, except capitalized software costs, for the years ended

Year ended December 31,
2008	$1,276,075
2009	1,235,632
2010	1,197,990
2011	1,197,990
2012	621,740
2013 and forward	621,691
Total	$6,151,117

Goodwill and other intangible assets are adjusted on a quarterly basis for any change due to currency fluctuations and any variation is included in the accumulated other comprehensive loss on the Balance Sheet.

NOTE 9:–   SHORT-TERM BANK CREDIT AND LOANS

The Company and/or certain of its subsidiaries have $8.0 million authorized in credit lines from certain banks, of which $475,000 is denominated in NIS and carries various approximate interest rates of prime rate + 2.6 to 4.2% and $7.5 million is denominated in U.S. dollars (the Company’s primary line) and carries an interest rate of lender’s prime rate + 0.25%, the interest rate charged by the bank for this line was 7.5% at December 31, 2007. As of December 31, 2007, $5.1 million was utilized from the Company’s primary line, out of which $530,000 is related to two letters of credit issued to customers of two of the Company’s subsidiaries.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 9:–   SHORT-TERM BANK CREDIT AND LOANS (Cont.)

These lines of credit are secured by the accounts receivable, inventory and marketable securities of the relevant subsidiary of the Company.

NOTE 10:–  OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2007	2006
Employees and payroll accruals	$1,531,157	$1,288,601
Accrual for expected loss	–	829,973
Accrued vacation pay	530,850	442,068
Accrued expenses	1,813,947	1,380,150
Government authorities	401,826	815,374
Advances from customers	611,948	414,889
	$4,889,728	$5,171,055

NOTE 11:–   COMMITMENTS AND CONTINGENT LIABILITIES

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

Royalties paid or accrued for the years ended December 31, 2007 and 2006 to the OCS amounted to $15,063 and $30,402, respectively.

As of December 31, 2007, the total contingent liability to the OCS was approximately $10,356,671. The Company regards the probability of this contingency coming to pass in any material amount to be low.

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 11:–   COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

No royalties were paid or accrued to the BIRD-F in each of the three years in the period ended December 31, 2007.

As of December 31, 2007, the total contingent liability to pay BIRD-F (150%) was approximately $772,000 The Company regards the probability of this contingency coming to pass in any material amount to be low.

b.                 Lease commitments:

The Company and its subsidiaries rent their facilities under various operating lease agreements, which expire on various dates. The minimum rental payments under non-cancelable operating leases are as follows:

December 31
2008	$637,760
2009	495,504
2010	502,031
2011	507,349
2012	513,875
Thereafter	1,645,672
Total	$4,302,191

Total rent expenses for the years ended December 31, 2007 and 2006 were $890,406 and $878,908, respectively.

The existing leases have terms from 3 to 5 years and are for equipment purchases.  The equipment is classified under machinery and equipment in fixed assets.

The table below details the original value, depreciation and net book value of the leased assets. The net book value is included the property and equipment totals in the balance sheet.

Leased Assets	December 31,
	2007	2006
Equipment	$249,532	$249,532
Less: Accumulated Depreciation	(97,789)	(20,130)
Net book value	$151,743	$229,402

The table below details the remaining liability of the capital lease obligations.

Liabilities	December 31, 2007
Obligations under capital leases:
Current	$67,543
Non-current	86,989
Total	$154,532

The table below details the minimum future lease payments due along with the present value of the net minimum lease payments as of December 31, 2007.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 11:–   COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

Future Minimum Lease Payments	December 31
2008	$67,543
2009	42,394
2010	30,017
2011	14,578
2012 and forward	–
Total minimum lease payments	154,532

c.                 Guarantees:

The Company obtained bank guarantees in the amount of $235,000 in connection (i) obligations of two of the Company’s subsidiaries to the Israeli customs authorities, (ii) the obligation of one of the Company’s subsidiaries to secure the return of products loaned to the Company from one of its customers, and (iii) the obligation of one of the Company’s subsidiaries to secure a required letter of credit required under a long term contract. In addition, the Company has two outstanding letters of credit in the amounts of $334,000 and $196,210 to two of its subsidiaries’ customers.

d.                 Liens:

As security for compliance with the terms related to the investment grants from the State of Israel, EFL and Epsilor have registered floating liens (that is, liens that apply not only to assets owned at the time but also to after-acquired assets) on all of its assets, in favor of the State of Israel.

FAAC has a $7.5 million line of credit secured by the assets of the Company and its active United States subsidiaries and guaranteed by the Company and its active subsidiaries.

Epsilor has recorded a lien on all of its assets in favor of its banks to secure lines of credit and loans received. In addition the company has a specific pledge on assets in respect of which government guaranteed loan were given.

e.                 Litigation and other claims:

As of December 31, 2007, there were no pending material legal proceedings to which the Company was a party, other than ordinary routine litigation incidental to its business, except as follows:

1.                 In December 2004, AoA filed an action against a U.S. government defense agency, seeking approximately $2.2 million in damages for alleged improper termination of a contract. In its answer, the government agency counterclaimed, seeking approximately $2.1 million in reprocurement and administrative costs. Trial in this matter is in progress. At this stage in the proceedings, the Company and its legal advisors cannot determine with any certainty whether AoA will have any liability and, if so, the extent of that liability.

2.                 In May 2007, two purported class action complaints (the “Complaint”) were filed in the United States District Court for the Eastern District of New York against the Company and certain of its officers and directors. These two cases were consolidated in June 2007. A similar case filed

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 11:–   COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

in the United States District Court for the Eastern District of Michigan in March 2007 was withdrawn by the plaintiff in June 2007. The Complaint seeks class status on behalf of all persons who purchased the Company’s securities between November 9, 2004 and November 14, 2005 (the “Period”) and alleges violations by the Company and certain of its officers and directors of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, primarily related to the Company’s acquisition of AoA in 2005 and certain public statements made by the Company with respect to its business and prospects during the Period. The Complaint also alleges that the Company did not have adequate systems of internal operational or financial controls, and that the Company’s financial statements and reports were not prepared in accordance with GAAP and SEC rules. The Complaint seeks an unspecified amount of damages. A lead plaintiff has been named, and the plaintiff’s consolidated amended complaint was filed in September 2007. The Company’s motion to dismiss the complaint was filed in November 2007, but a decision on its motion is not expected until mid-2008.  Although the ultimate outcome of this matter cannot be determined with certainty, the Company believes that the allegations stated in the Complaint are without merit and the Company and its officers and directors named in the Complaint intend to defend themselves vigorously against such allegations.

NOTE 12:–	CONVERTIBLE DEBT, DETACHABLE WARRANTS AND OTHER LONG TERM DEBT

As of July 31, 2007, all convertible notes had been repaid in full

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 12:–	CONVERTIBLE DEBT, DETACHABLE WARRANTS AND OTHER LONG TERM DEBT (Cont.)

In connection with these convertible debentures, the Company recorded a deferred debt discount of $2,963,043 with respect to the beneficial conversion feature and the discount arising from fair value allocation of the warrants according to APB No. 14, which is being amortized from the date of issuance to the stated redemption date – September 30, 2006 – or to the actual conversion date, if earlier, as financial expenses.

During 2006, the Company recorded an expense of $22,142 which was attributable to amortization of debt discount and beneficial conversion feature related to the convertible debenture over its term. These expenses were included in the financial expenses.

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 12:–	CONVERTIBLE DEBT, DETACHABLE WARRANTS AND OTHER LONG TERM DEBT (Cont.)

value allocation to warrants according to APB No. 14, which is being amortized from the date of issuance to the stated redemption date – September 30, 2006 – or to the actual conversion date, if earlier, as financial expenses.

During 2006, the Company recorded an expense of $1,168,573 which was attributable to amortization of the beneficial conversion feature of the convertible debenture over its term. These expenses were included in the financial expenses.

During 2006, the Company paid in cash the remaining principal amount of $4,387,500 in respect of these secured convertible debentures.

c.                 Senior Secured Convertible Notes due March 31, 2008

Pursuant to the terms of a Securities Purchase Agreement dated September 29, 2005 (the “Purchase Agreement”) by and between the Company and certain institutional investors, the Company issued and sold to the investors an aggregate of $17.5 million principal amount of senior secured convertible notes (“Notes”) having a final maturity date of March 31, 2008.

Under the terms of the Purchase Agreement, as amended, the Company granted the investors (i) a second position security interest in the assets and receivables of FAAC Incorporated, and in the receivables of MDT Armor Corporation related to MDT’s David order with the U.S. Army (junior to the security interest of a bank that had, at that time, extended to FAAC Corporation a $6.0 million line of credit) and (ii) a first position security interest in the assets of all of the Company’s other active United States subsidiaries and in the stock of all of the Company’s active United States subsidiaries, as well as in any stock that the Company acquires in future Acquisitions (as defined in the securities purchase agreement). The Company’s active United States subsidiaries are also acting as guarantors of the Company’s obligations under the Notes.  Since the senior notes were paid in full during 2007, these security interests no longer apply.

The Notes are convertible at the investors’ option at a fixed conversion price of $14.00. The Notes bear interest at a rate equal to six month LIBOR plus 6% per annum, subject to a floor of 10% and a cap of 12.5%. The Company was obligated to repay the principal amount of the Notes over a period of two and one-half years, with the principal amount being amortized in twelve payments payable in cash and/or, at the Company’s option, in stock by forcing conversion of the Notes, provided certain conditions are met. In the event of an election by the Company to make such payments in stock by forcing conversion of the notes, the price used to determine the number of shares to be issued was calculated using an 8% discount to the average trading price of the Company’s common stock during 17 of the 20 consecutive trading days ending two days before the payment date.

As a further part of the Securities Purchase Agreement dated September 29, 2005, the Company issued warrants, which were not exercisable for the six month period following closing, to purchase up to 375,000 shares of common stock (30% warrant coverage) at an exercise price of $15.40 per share. These warrants were exercisable until March 29, 2007.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 12:–	CONVERTIBLE DEBT, DETACHABLE WARRANTS AND OTHER LONG TERM DEBT (Cont.)

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

In connection with these Notes, the Company recorded a deferred debt discount of $422,034 with respect to the discount arising from fair value allocation of the warrants according to APB No. 14, which was amortized from the date of issuance to the stated redemption date – March 31, 2008 – or the actual conversion date, if earlier, as financial expenses

The Company has also considered EITF No. 05-2, “The Meaning of Conventional Convertible Debt Instrument” in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Accordingly, the Company has concluded that these convertible notes would be considered as conventional convertible debt.

As to EITF No. 00-19, since the terms of the warrants referred to above provided that upon exercise of a warrant the Company could issue only stock that had been registered with the SEC (which occurred in December 2005) and therefore freely tradable, in accordance with Emerging Issues Task Force No 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” their fair value was recorded as a liability at the closing date. Such fair value was remeasured at each subsequent cut-off date.  The fair value of these warrants was remeasured as at December 31, 2005 using the Black-Scholes pricing model assuming a risk free interest rate of 3.87%, a volatility factor of 64%, dividend yields of 0% and a contractual life of approximately nine months

The Notes provide for repayment in twelve equal installments. Installments may be paid in cash or, at the Company’s option (subject to certain conditions), in stock. If the Company elects to make a payment in stock, it must give notice 24 trading days prior to the date the installment is due, and issue shares of its stock to the holders of the Note based on a conversion price of $14.00. Thereafter, based on a price of 92% of the average price of the stock during 17 of the trading days between the notice date and the installment payment date, the Company issues additional shares based on the amount, if any, by which the average price of the stock was less than $14.00.

As a result of a prepayment conversion in April 2006, the Company made the final payment in respect of the Notes in July 2007.

During 2007 and 2006, the Company recorded expenses of $18,745 and $1,485,015, respectively, attributable to amortization related to warrants issued to the holders of the Notes and the beneficial conversion feature.  During 2007 and 2006, the Company also recorded expenses of $280,382 and $5,395,338, respectively, attributable to financial expenses in connection with convertible debenture principle repayment of the Notes.  Additionally, during 2007 and 2006, the

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 12:–	CONVERTIBLE DEBT, DETACHABLE WARRANTS AND OTHER LONG TERM DEBT (Cont.)

Company recorded expenses of $44,253 and $780,719, respectively, attributable to amortization of deferred charges related to issuance of the Notes.

During 2007 and 2006, the Company issued a total of 930,125 and 4,184,855 shares, respectively, in payment of the debentures.

d.                 Other Long Term  Debt:

1.                 Mortgage Note, Auburn, Alabama:

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

Mortgage Future Payments
2008	$25,021
2009	27,105
2010	29,355
2011	31,792
2012	34,423
Thereafter	950,101
$1,097,797

The Company has additional long term debt outstanding of approximately $95,000, primarily vehicle loans. This amount is payable $79,000 in 2008 and $15,000 in 2009.

NOTE 13:–   STOCKHOLDERS’ EQUITY

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:–   STOCKHOLDERS’ EQUITY (Cont.)

2.                  In January 2004, in connection with a purchase of the Company’s securities by certain investors, the Company granted three-year warrants to purchase up to an aggregate of 702,888 shares of the Company’s common stock at any time beginning six months after closing at an exercise price per share of $26.32.

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

3.                  On July 14, 2004, warrants to purchase 629,588 shares of common stock, having an aggregate exercise price of $16,494,194, net of issuance expenses, were exercised. Out of the shares issued in conjunction with the exercise of these warrants, 80,357 shares were issued upon exercise of warrants issued in connection with the Company’s former 8% Secured Convertible Debentures due September 30, 2006 and 531,915 shares were issued upon exercise of warrants issued in the transaction referred to in the Note 13.b.2. above; the remaining 17,316 shares were issued upon exercise of a warrant that the Company issued to an investor in May 2001. In connection with this transaction, the Company issued to the holders of those exercising warrants an aggregate of 622,662 new five-year warrants to purchase shares of common stock at an exercise price of $19.32 per share

In February and March 2006, an aggregate of 501,216 of these warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holders of these warrants received new warrants to purchase an aggregate of 200,487 shares at an exercise price of $8.316. In April 2006, an additional 16,071 of these warrants were repriced to an exercise price of $5.60 per share and exercised. In connection with this repricing, the holder of these warrants received a new warrant to purchase 6,429 shares at an exercise price of $8.316. As a result of these repricings of the existing warrants and the issuance of these new warrants, the Company recorded in 2006 deemed dividend in the amount of $71,728.

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

NOTE 13:–   STOCKHOLDERS’ EQUITY (Cont.)

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

5.                 As of December 31, 2007, the Company’s outstanding warrants totaled 493,851with expiration dates through July 2009 with exercise prices ranging from $8.32 to $31.50.

c.                 The Company has adopted the following stock option plans, whereby options and restricted shares may be granted for purchase of shares of the Company’s common stock. Under the terms of the employee plans, the Board of Directors or the designated committee grants options and determines the vesting period and the exercise terms.

1.                 1998 Employee Option Plan – as amended, 339,286 shares reserved for issuance, of which 86,194 were available for future grants to employees and consultants as of December 31, 2007.

2.                 1995 Non-Employee Director Plan – 71,429 shares reserved for issuance, of which 71,429 stock options were issued and outstanding as of December 31, 2007. Pursuant to the terms of this Plan, no new options were issuable under this Plan after September 28, 2005.

3.                 2004 Employee Option Plan – 535,714 shares reserved for issuance, of which 277,351 were available for future grants to employees and consultants as of December 31, 2007.

4.                 2007 Non-Employee Director Equity Compensation Plan – 750,000 shares reserved for issuance, of which 708,882 were available for future grants to outside directors as of December 31, 2007.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:–   STOCKHOLDERS’ EQUITY (Cont.)

5.                 Under these plans, options generally expire no later than 5-10 years from the date of grant. Each option can be exercised to purchase one share, conferring the same rights as the other common shares. Options that are cancelled or forfeited before expiration become available for future grants. The options generally vest over a three-year period (33.3% per annum) and restricted shares also generally vest after three years or pursuant to defined performance criteria; in the event that employment is terminated within that period, unvested restricted shares revert back to the Company.

Restricted stock generally vests over three years. Half of these shares are subject only to service requirements and half vest subject to service and performance requirements. The performance requirements are determined annually by the Board. These performance requirements were met in 2007 but have not been determined for future years. Shares subject to performance requirements carryover to subsequent years if the performance requirements are not met in a particular year. Vesting will not occur if the performance requirements are never met. In the event that employment is terminated prior to vesting, all unvested restricted shares revert back to the Company.

6.                 A summary of the status of the Company’s plans and other share options and restricted shares (except for options granted to consultants) granted as of December 31, 2007 and 2006, and changes during the years ended on those dates, is presented below:

Stock Options:

	2007		2006
	Amount	Weighted average exercise price	Amount	Weighted average exercise price
		$		$
Options outstanding at beginning of year	623,686	$8.20	606,068	$10.23
Changes during year:
Granted (1) (2)	–	$–	124,000	$2.86
Exercised	–	$–	(1,786)	$0.14
Forfeited	(332,305)	$13.34	(104,596)	$13.75
Options outstanding at end of year	291,381	$2.34	623,686	$8.20
Options vested at end of year	222,260	$2.47	486,526	$9.22
Options expected to vest	55,296	$2.34	109,728	$8.20

(1)            Includes 0 and 12,500 options granted to directors and executive officers in 2007 and 2006, respectively.
(2)            Deferred stock compensation is amortized and recorded as compensation expenses ratably over the vesting period of the option or the restriction period of the restricted shares. The stock compensation expense that has been charged in the consolidated statements of operations in respect of options and restricted shares to employees and directors in 2007 and 2006 was $1,417,521 and $500,545, respectively.

The table below summarizes the intrinsic value of options for each year.

	Vested	Unvested
2007(1)	$–	$–
2006	$1,039	$31,220
(1)Calculated intrinsic value is less than zero.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:–   STOCKHOLDERS’ EQUITY (Cont.)

Restricted Shares:

	2007		2006
	Shares	Weighted average fair value at grant date	Shares	Weighted average fair value at grant date
Nonvested at the beginning of the year	863,572	$2.51	54,286	$1.41
Changes during year:
Granted	436,118	$2.51	860,000	$2.58
Vested	(500,238)	$2.62	(48,571)	$1.42
Forfeited	–	$–	(2,143)	$1.73
Nonvested at the end of the year	799,452	$2.38	863,572	$2.51
Restricted shares vested at end of year	548,809	$2.51	48,571	$1.42

7.                  The options outstanding as of December 31, 2007 have been separated into ranges of exercise price, as follows:

	Total options outstanding			Vested options outstanding
Range of exercise prices	Amount outstanding at December 31, 2007	Weighted average remaining contractual life	Weighted average exercise price	Amount exercisable at December 31, 2007	Weighted average exercise price
$		Years	$		$

0.00-28.00	289,483	3.71	2.14	220,362	2.20
28.01-56.00	1,898	1.96	34.24	1,898	34.24
Total	291,381	3.70	2.35	222,260	2.47

8.                  Weighted-average fair values and exercise prices of options on dates of grant are as follows:

	Equals market price		Less than market price
	Year ended December 31,		Year ended December 31,
	2007	2006	2007	2006
Weighted average exercise prices	$–	$2.86	$–	$–
Weighted average fair value on grant date	$–	$2.11	$–	$–

9.                 Options issued to consultants:

The Company’s outstanding options to consultants are as follows:

	2007		2006
	Amount	Weighted average exercise price	Amount	Weighted average exercise price
Options outstanding at beginning of year	11,878	$53.20	11,878	$53.20
Changes during year:
Granted	–	$–	10,000	$1.90
Exercised	–	$–	(10,000)	$1.90
Forfeited or cancelled	–	$–	–	$–

Options outstanding at end of year	11,878	$53.20	11,878	$53.20

Options vested at end of year	11,878	$53.20	11,878	$53.20

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:–   STOCKHOLDERS’ EQUITY (Cont.)

The Company accounted for its options to consultants under the fair value method of SFAS No. 123 and EITF 96-18. The fair value for these options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

2006
Dividend yield	0%
Expected volatility	84.8%
Risk-free interest	4.58%
Contractual life of up to	1 year

In connection with the grant of stock options to consultants, the Company recorded stock compensation expenses totaling $0 and $6,563 for the years ended December 31, 2007 and 2006, respectively, and included these amounts in general and administrative expenses.

10.           The remaining total compensation cost related to non-vested stock options and restricted share awards not yet recognized (before applying a forfeiture rate) in the income statement as of December 31, 2007 was $2,294,727, of which $90,457 was for stock options and $2,204,271 was for restricted shares. The weighted average period over which this compensation cost is expected to be recognized is approximately 2 years.

d.           Dividends:

In the event that cash dividends are declared in the future, such dividends will be paid in U.S. dollars. The Company does not intend to pay cash dividends in the foreseeable future.

e.           Treasury Stock:

Treasury stock is the Company’s common stock that has been issued and subsequently reacquired. The acquisition of common stock is accounted for under the cost method, and presented as reduction of stockholders’ equity.

NOTE 14:–   INCOME TAXES

a.                 Taxation of U.S. parent company (Arotech) and other U.S. subsidiaries:

As of December 31, 2007, Arotech has operating loss carryforwards for U.S. federal income tax purposes of approximately $21.2 million, which are available to offset future taxable income, if any, expiring in 2009 through 2027. Utilization of U.S net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loses before utilization.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company did not record a liability for unrecognized tax positions. The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows. At December 31, 2007, the Company had net deferred tax assets of $36.8 million. The deferred tax assets are primarily composed of federal, state and foreign tax net operating loss (“NOL”) carryforwards. Due to uncertainties surrounding the Company’s ability to generate

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–   INCOME TAXES (Cont.)

future taxable income to realize these assets, a full valuation has been established to offset its net deferred tax asset. Additionally, the future utilization of the Company’s NOL carryforwards to offset future taxable income is subject to a substantial annual limitation as a result of ownership changes that that has occurred. The Company has completed a Section 382 analysis regarding the limitation of the net operating losses and has determined that the maximum amount of U.S. federal NOL available as of January 1, 2007 was $18,851,605, compared to the amount shown on the tax return of $31,161,945. The related DTA and corresponding valuation allowance were reduced by $4,185,516 for the U.S. federal NOLs and by $3,555,231 for the state NOLs. The Company has also reevaluated the unrecognized tax benefits under FIN 48 after the completion of the Section 382 analysis. The Company does not believe that the unrecognized tax benefits will change within 12 months of this reporting date. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

At least three years of the Company’s federal returns are still open for examination, so it is possible that the amount of this liability could change in future accounting periods.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. The Company is no longer subject to IRS examination for periods prior to 2003, although carryforward losses that were generated prior to 2002 may still be adjusted by the IRS if they are used in a future period. Additionally, the Company is no longer subject to examination in Israel for periods prior to 2002.

On July 12, 2007, the Governor of Michigan signed into law the Michigan Business Tax (MBT), which will be effective January 1, 2008. This is a combined income tax and modified gross receipts tax and replaces the Michigan Single Business Tax.  The Company does not believe that the impact of the MBT on the Company’s financial position will be material.

The Company files consolidated tax returns with its U.S. subsidiaries.

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

NOTE 14:–   INCOME TAXES (Cont.)

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

The main tax benefits available to Epsilor are reduced tax rates.

3.                 As stated above for each specific program

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

As of December 31, 2007 there are no tax exempt profits earned by Epsilor’s “approved enterprises” by Israel law that will be distributed as a dividend and accordingly no deferred tax

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–   INCOME TAXES (Cont.)

liability was recorded as of December 31, 2007. Furthermore, management has indicated that it has no intention of declaring any dividend.

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

However, the Investment Law provides that terms and benefits included in any certificate of approval already granted will remain subject to the provisions of the law as they were on the date of such approval. Therefore, the existing Approved Enterprise of the Israeli subsidiaries will generally not be subject to the provisions of the Amendment. As a result of the Amendment, tax-exempt income generated under the provisions of the Amended Investment Law, will subject the Company to taxes upon distribution or liquidation and the Company may be required to record deferred tax liability with respect to such tax-exempt income. As of December 31, 2007, the Company did not generate income under the provision of the amended Investment Law.

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–   INCOME TAXES (Cont.)

4.                 Tax loss carryforwards:

As of December 31, 2007, EFL has operating and capital loss carryforwards for Israeli tax purposes of approximately $106 million, which are available, indefinitely, to offset future taxable income.

d.                 Tax rates applicable to the income of the Group companies:

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

e.                 Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets resulting from tax loss carryforward are as follows:

	December 31,
	2007	2006

Operating loss carryforward (1)	$33,741,900	$33,222,692
Other temporary differences	4,088,598	7,192,079

Net deferred tax asset before valuation allowance	37,830,498	40,414,771
Valuation allowance	(37,752,789)	(40,356,739)

Total deferred tax asset	$77,709	$58,032
Deferred tax liability	$1,020,000	$900,000

(1)	December 31,
	2007	2006

Domestic	$7,216,709	$11,627,401
Foreign	26,525,191	21,595,291
	$33,741,900	$33,222,692

We have not recorded any deferred taxes on the cumulative undistributed earnings of other non-U.S. subsidiaries because the earnings are intended to be indefinitely re-invested in those operations and we are unable, at this time, to estimate the amount. Accrued income taxes on the undistributed earnings of domestic subsidiaries and affiliates are not provided because dividends received from domestic companies are expected to be non-taxable.

The Company and its subsidiaries provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that it is more likely than not that the deferred tax assets related to the loss carryforwards

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–   INCOME TAXES (Cont.)

and other temporary differences will not be realized. The change in the valuation allowance as of December 31, 2007 was $(2,723,950).

f.                 Loss from continuing operations before taxes on income and minorities interests in loss (earnings) of a subsidiary:

	Year ended December 31
	2007	2006

Domestic	$2,464,512	$13,014,325
Foreign	365,711	2,340,082
	$2,830,223	$15,354,407

g.                 Taxes on income were comprised of the following:

	Year ended December 31
	2007	2006

Current state and local taxes	$111,162	$225,371
Deferred taxes	(100,323)	6,788
Taxes in respect of prior years	(47,569)	–
	$163,916	$232,159

Domestic	$189,930	$49,383
Foreign	(26,014)	182,776

	$163,916	$232,159

h.           A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the Statement of Operations is as follows:

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–   INCOME TAXES (Cont.)

	Year ended December 31,
	2007	2006
Loss from continuing operations before taxes, as reported in the consolidated statements of income	$(2,830,223)	$(15,354,407)

Statutory tax rate	34%	34%
Theoretical income tax on the above amount at the U.S. statutory tax rate	$(962,276)	$(5,220,498)
Deferred taxes on losses for which valuation allowance was provided	955,412	2,745,964
Non-deductible expenses	126,864	2,793,214
Foreign non-deductible expenses	27,748	–
State taxes	69,930	49,383
Foreign income in tax rates other then U.S rate	(5,969)	(141,822)
Taxes in respect of prior years	(47,569)	–
Others	(224)	5,918

Actual tax expense	$163,916	$232,159

NOTE 15:–   SELECTED STATEMENTS OF OPERATIONS DATA

Financial income (expenses), net:

	Year ended December 31,
	2007	2006
Financial expenses:
Interest, bank charges and fees	$(662,789)	$(2,018,061)
Amortization related to warrants issued to the holders of convertible debentures and beneficial conversion feature	(18,745)	(1,485,015)
Expenses in connection with convertible debenture principle repayment	(280,382)	(5,395,338)
Bonds premium amortization	–	–
Other	(91,625)	(35,332)
Foreign currency translation differences	–	–

	(1,053,540)	(8,933,746)
Financial income:
Interest	53,298	646,583
Foreign currency translation differences	94,354	67,150
Financial income in connection with warrants granted (Note 12.c. and 13.b.3.)	–	700,113

Total	$(905,888)	$(7,519,900)

NOTE 16:–   SEGMENT INFORMATION

a.                 General:

The Company and its subsidiaries operate primarily in three business segments (see Note 1.a. for a brief description of the Company’s business) and follow the requirements of SFAS No. 131.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 16:–   SEGMENT INFORMATION (Cont.)

Prior to its purchase of FAAC, Epsilor and AoA, the Company had managed its business in two reportable segments organized on the basis of differences in its related products and services. With the acquisition of FAAC and Epsilor early in 2004 and AoA in August of 2004, the Company reorganized into three segments: Training and Simulation (formerly known as Simulation and Security); Armor; and Battery and Power Systems. As a result the Company restated information previously reported in order to comply with new segment reporting.

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

b.                 The following is information about reported segment gains, losses and assets:

	Training and Simulation	Armor	Battery and Power Systems	All Others	Total
2007
Revenues from outside customers	$27,760,858	$18,724,107	$11,234,596	$–	$57,719,561
Depreciation , amortization and impairment expenses (1)	(1,667,703)	(469,093)	(1,024,434)	(227,980)	(3,389,210)
Direct expenses (2)	(21,610,720)	(17,490,430)	(11,023,839)	(6,335,909)	(56,480,898)
Segment net income (loss)	$4,482,435	$764,584	$(813,677)	$(6,583,889)	(2,150,547)
Financial expenses	(14,610)	(93,292)	(176,834)	(621,152)	(905,888)
Net income (loss)	$4,467,825	$671,292	$(990,511)	$(7,205,041)	$(3,056,435)
Segment assets (3) (4)	$43,810,684	$11,235,386	$21,191,545	$4,243,692	$80,481,307

2006
Revenues from outside customers	$21,951,337	$12,571,779	$8,597,623	$–	$43,120,739
Depreciation , amortization and impairment expenses (1)	(1,708,012)	(1,077,416)	(844,431)	(350,308)	(3,980,167)
Direct expenses (2)	(18,256,934)	(13,234,826)	(8,768,086)	(6,929,985)	(47,189,831)
Segment net income (loss)	$1,986,391	$(1,740,463)	$(1,014,894)	$(7,280,293)	$(8,049,259)
Financial expenses	129,908	(54,476)	50,590	(7,645,922)	(7,519,900)
Net income (loss)	$2,116,299	$(1,794,939)	$(964,304)	$(14,926,215)	$(15,569,159)
Segment assets (3) (4)	$43,753,369	$9,523,126	$18,184,133	$3,607,646	$75,068,274
_______________________
(1)	Includes depreciation of property and equipment, amortization expenses of intangible assets and impairment of goodwill and other intangible assets.
(2)	Including, inter alia, sales and marketing, general and administrative and tax expenses.
(3)	Consisting of all assets.
(4)
Out of those amounts, goodwill in the Company’s Training and Simulation, Battery and Power Systems and Armor Divisions stood at $24,235,419, $5,946,649 and $1,176,063 as of December 31, 2007, and $24,235,419, $5,413,210 and $1,066,596 as of December 31, 2006, respectively.

c.                 Summary information about geographic areas:

The following presents total revenues according to the location of the end customer for the years ended December 31, 2007 and 2006, and long-lived assets as of December 31, 2007 and 2006:

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 16:–   SEGMENT INFORMATION (Cont.)

	2007		2006
	Total revenues	Long-lived assets	Total revenues	Long-lived assets
	U.S. dollars

U.S.A.	$45,198,904	$3,141,428	$32,945,951	$1,916,964
Germany	230,571	–	387,612	–
England	273,239	–	240,712	–
Thailand	–	–	–	–
India	1,153,521	–	1,388,401	–
Israel	8,239,135	1,938,368	5,658,986	1,823,629
Other	2,624,191	–	2,499,077	–

	$57,719,561	$5,079,796	$43,120,739	$3,740,593

d.                 Revenues from major customers:

	Year ended December 31,
	2007	2006
Batteries and power systems:
Customer A	6%	6%
Armor:
Customer B	6%	5%
Customer C	19%	18%
Training and Simulation:
Customer D	27%	34%
Customer E	6%	–

e.                 Revenues from major products:

	Year ended December 31,
	2007	2006
Water activated batteries	1,629,014	1,660,521
Military batteries	9,605,582	6,937,101
Car and aircraft armoring	18,724,107	12,571,779
Simulators	27,760,858	21,951,338
Total	$57,719,561	$43,120,739

NOTE 17:–   ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consists of currency translation adjustments of $1,495,000 and $508,000 and unrealized gains on marketable securities of $6,000 and $4,000 at December 31, 2007 and 2006, respectively.

NOTE 18:–   WARRANTY

The Company provides or sells a warranty on certain of our simulators and armored vehicles.  The Company allocates a percentage of each covered system or a dollar amount per covered vehicle to our warranty reserve.  The amount reserved, either percentage or fixed dollar amount is determined using historical repair costs.  These calculations along with the amounts allocated are reviewed semi-annually by management.

	Accrued liability beginning of year	New accruals during year	Charges for the year	Accrued liability end of year
2006	(666,541)	(1,513,513)	1,037,053	(1,143,001)
2007	(1,143,001)	(1,310,845)	936,777	(1,517,069)

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 19:– PRIOR PERIOD ADJUSTMENT

The accumulated deficit for January 1, 2006 was increased by $900,000 to $143,869,964 to reflect a deferred tax liability that was created when the Company deducted goodwill on previously filed tax returns.  This did not have a material impact on the Company’s Consolidated Statement of Operations.

NOTE 20:– SUBSEQUENT EVENTS

a.                 In February 2008 the Company’s FAAC subsidiary acquired Realtime Technologies, Inc. (RTI), a privately-owned corporation headquartered in Royal Oak, Michigan, for a total of $1,350,000 ($1,250,000 in cash and $100,000 in stock) with a 2008 earn-out (maximum of $250,000) based on 2008 net profit.

b.                 In January 2008, the Company purchased the minority shareholder’s in 24.5% interest in MDT Israel and his 12.0% interest in MDT Armor, as well as settling all outstanding disputes regarding severance payments, in exchange for a total of $1.0 million.

- - - - - - - -

FINANCIAL STATEMENT SCHEDULE

Arotech Corporation and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2007 and 2006

Description	Balance at beginning of period	Additions charged to costs and expenses*	Balance at end of period
Year ended December 31, 2007
Allowance for doubtful accounts	$159,000	$(134,000)	$25,000
Allowance for slow moving inventory	1,573,000	151,000	1,724,000
Valuation allowance for deferred taxes	39,457,000	(2,724,000)	36,733,000
Totals	$41,189,000	$(2,707,000)	$38,482,000
Year ended December 31, 2006
Allowance for doubtful accounts	$176,000	$(17,000)	$159,000
Allowance for slow moving inventory	1,280,000	293,000	1,573,000
Valuation allowance for deferred taxes	34,484,000	4,973,000	39,457,000
Totals	$35,940,000	$5,224,000	$41,189,000

*The 2007 and 2006 valuation allowance includes an adjustment to the prior year provision calculation due to changes recognized in the preparation of the actual returns.