Form 10-K/A
period 2007-12-31
AROTECH CORP
filed 2008-04-28
CIK 916529

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

EXPLANATORY NOTE

Arotech Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on April 14, 2008, in order to correct certain typographical errors in the report. Additionally, as required by SEC regulations, we are replacing the Section 302 and Section 906 certifications from Arotech’s Chairman and Chief Executive Officer and Arotech’s Vice President – Finance and Chief Financial Officer.

PART I

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

Results of Operations

Preliminary Note

Summary

Following is a table summarizing our results of operations for the years ended December 31, 2007 and 2006, after which we present a narrative discussion and analysis:

	Year Ended December 31,
	2007	2006
Revenues:
Training and Simulation Division	$27,760,858	$21,951,337
Armor Division	18,724,107	12,571,779
Battery and Power Systems Division	11,234,596	8,597,623
	$57,719,561	$43,120,739
Cost of revenues:
Training and Simulation Division	$15,528,023	$14,196,298
Armor Division	15,906,071	12,299,756
Battery and Power Systems Division	8,205,718	5,997,592
	$39,639,812	$32,493,646
Research and development expenses:
Training and Simulation Division	$629,430	$308,738
Armor Division	115,500	20,546
Battery and Power Systems Division	1,132,233	1,272,170
	$1,877,163	$1,601,454
Sales and marketing expenses:
Training and Simulation Division	$2,956,995	$2,514,981
Armor Division	634,237	366,923
Battery and Power Systems Division	570,768	656,604
All Other	2,464	175,814
	$4,164,464	$3,714,322
General and administrative expenses:
Training and Simulation Division	$3,400,013	$2,562,868
Armor Division	1,295,079	1,031,333
Battery and Power Systems Division	1,658,968	994,136
All Other	6,804,237	7,104,479
	$13,158,297	$11,692,816
Other income:
Training and Simulation Division	$122,934	$361,560
Armor Division	152,206	–
All Other	342,812	–
	$617,952	$361,560
Financial expense (income):
Training and Simulation Division	$14,610	$(129,908)
Armor Division	93,292	54,476
Battery and Power Systems Division	176,834	(50,590)
All Other	621,152	7,645,922
	$905,888	$7,519,900
Tax expenses (credits):
Training and Simulation Division	$69,930	$49,383
Armor Division	2,639	–
Battery and Power Systems Division	(28,653)	–
All Other	120,000	182,776
	$163,916	$232,159
Amortization of intangible assets:
Training and Simulation Division	$776,736	$1,049,136
Armor Division	95,907	295,067
Battery and Power Systems Division	509,239	509,239
	$1,381,882	$1,853,442
Impairment of goodwill and other intangible assets:
Armor Division	–	316,024
	$–	$316,024
Gain (loss) from affiliated company:
Training and Simulation Division	$(40,230)	$354,898
	$(40,230)	$354,898
Minority interest in loss (profit) of subsidiaries:
Armor Division	(62,296)	17,407
	$(62,296)	$17,407
Net income (loss):
Training and Simulation Division	$4,467,825	$2,116,299
Armor Division	671,292	(1,794,939)
Battery and Power Systems Division	(990,511)	(964,304)
All Other	(7,205,041)	(14,926,215)
	$(3,056,435)	$(15,569,159)

Fiscal Year 2007 compared to Fiscal Year 2006

Revenues. During 2007, we (through our subsidiaries) recognized revenues as follows:

➢	IES and FAAC recognized revenues from the sale of interactive use-of-force training systems and from the provision of maintenance services in connection with such systems.

➢	MDT, MDT Armor and AoA recognized revenues from payments under vehicle armoring contracts, for service and repair of armored vehicles, and on sale of armoring products.

➢	EFB and Epsilor recognized revenues from the sale of batteries, chargers and adapters to the military, and under certain development contracts with the U.S. Army.

➢	EFL recognized revenues from the sale of water-activated battery (WAB) lifejacket lights.

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

Income taxes. We and certain of our subsidiaries incurred net operating losses during 2007 and, accordingly, no provision for income taxes was recorded for these losses. With respect to some of our subsidiaries that operated at a net profit during 2007, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $164,000 in tax expenses in 2007, compared to $232,000 in tax expenses in 2006, mainly due to state taxes. We also set up a tax liability for the impact of the deductions taken for good will amounted to $120,000 in 2007.  We also adjusted the 2006 accumulated deficit in the amount of $900,000 to correct the balances in prior years.

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

Net cash provided by financing activities for 2007 and 2006 was $1.1 million and $452,000, respectively, an increase of $650,000. This increase was primarily due to the changes in the debenture-related activity.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements have been restated to give effect to a one-for-fourteen reverse stock split effected on June 21, 2006.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements – See Index to Financial Statements on page 15 above and the financial pages following page 19 below.

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

(3)
Exhibits – The following Exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

	Exhibit No.	Description
(1)	3.1	Amended and Restated Certificate of Incorporation
(3)	3.1.1	Amendment to our Amended and Restated Certificate of Incorporation
(8)	3.1.2	Amendment to our Amended and Restated Certificate of Incorporation
(9)	3.1.3	Amendment to our Amended and Restated Certificate of Incorporation
(18)	3.1.4	Amendment to our Amended and Restated Certificate of Incorporation
(2)	3.2	Amended and Restated By-Laws
(9)	4.1	Specimen Certificate for shares of common stock, $.01 par value
(14)	10.1	Promissory Note dated December 3, 1999, from Robert S. Ehrlich to us
(14)	10.2	Promissory Note dated February 9, 2000, from Robert S. Ehrlich to us
(14)	10.3	Promissory Note dated January 12, 2001, from Robert S. Ehrlich to us
(4)	10.4	Agreement of Lease dated December 6, 2000 between Janet Nissim et al. and M.D.T. Protection (2000) Ltd. [English summary of Hebrew original]
(4)	10.5	Agreement of Lease dated August 22, 2001 between Aviod Building and Earthworks Company Ltd. et al. and M.D.T. Protective Industries Ltd. [English summary of Hebrew original]
(5)	10.6	Form of Warrant dated September 30, 2003
(6)	10.7	Form of Warrant dated January __, 2004
(7)	10.8	Promissory Note dated July 1, 2002 from Robert S. Ehrlich to us
(7)	10.9	Lease dated April 8, 1997, between AMR Holdings, L.L.C. and FAAC Incorporated
†(9)	10.10	Consulting Agreement, effective as of January 1, 2005, between us and Sampen Corporation
†(19)	10.11	Fourth Amended and Restated Employment Agreement, dated April 16, 2007, between us, EFL and Robert S. Ehrlich
†(10)	10.12	Employment Agreement, effective as of January 1, 2005, between EFL and Steven Esses

	Exhibit No.	Description
†(21)	10.12.1	Amended and Restated Employment Agreement, dated April 14, 2008 and effective as of January 1, 2008, between EFL and Steven Esses
(16)	10.13	Conversion Agreement dated April 7, 2006 between us and the Investors named therein
(11)	10.14	Form of Warrant dated September 29, 2005
† (12)	10.15	Employment Agreement between the Company and Thomas J. Paup dated December 30, 2005
†(21)	10.15.1	Amended and Restated Employment Agreement between the Company and Thomas J. Paup dated April 14, 2008 and effective as of January 1, 2008
† (12)	10.16	Separation Agreement and Release of Claims among the Company, EFL and Avihai Shen dated January 5, 2006
(13)	10.17	Form of Warrant dated February 15, 2006
(14)	10.18	Lease dated February 10, 2006 between Arbor Development Company LLC and FAAC Incorporated
(15)	10.19	Form of Warrant dated March 27, 2006
(17)	10.20	Form of Warrant dated April 11, 2006
(20)	10.21	Loan Agreement between FAAC Incorporated and Keybank National Association dated December 27, 2007
(20)	10.22	Security Agreement between us and Keybank National Association dated December 27, 2007
(20)	10.23	Guaranty from us to Keybank National Association dated December 27, 2007
*(21)	10.24	Agreement with Yossi Bar in respect of our purchase of the minority interest of M.D.T. Protective Industries Ltd. and MDT Armor Corporation dated January 15, 2008
*(21)	10.25	Stock Purchase Agreement among FAAC Incorporated, Realtime Technologies Ltd. and Richard Romano dated February 4, 2008
(9)	21.1	List of Subsidiaries of the Registrant
**	23.1	Consent of BDO Seidman, LLP
**	31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**	31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	English translation or summary from original Hebrew
**	Filed herewith
†	Includes management contracts and compensation plans and arrangements
(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-73256), which became effective on February 23, 1994
(2)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-97944), which became effective on February 5, 1996

(3)	Incorporated by reference to our Current Report on Form 8-K filed January 6, 2003
(4)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002
(5)	Incorporated by reference to our Current Report on Form 8-K filed October 3, 2003
(6)	Incorporated by reference to our Current Report on Form 8-K filed January 9, 2004
(7)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003
(8)	Incorporated by reference to our Current Report on Form 8-K filed July 15, 2004
(9)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004
(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
(11)	Incorporated by reference to our Current Report on Form 8-K filed September 30, 2005
(12)	Incorporated by reference to our Current Report on Form 8-K filed January 5, 2006
(13)	Incorporated by reference to our Current Report on Form 8-K filed February 16, 2006
(14)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005
(15)	Incorporated by reference to our Current Report on Form 8-K filed March 30, 2006
(16)	Incorporated by reference to our Current Report on Form 8-K filed April 7, 2006
(17)	Incorporated by reference to our Current Report on Form 8-K filed April 12, 2006
(18)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(19)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2006
(20)	Incorporated by reference to our Current Report on Form 8-K filed January 3, 2008
(21)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2008.

AROTECH CORPORATION

By:	/s/ Robert S. Ehrlich
	Name:	Robert S. Ehrlich
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Ehrlich Robert S. Ehrlich	Chairman Chief Executive Officer and Director (Principal Executive Officer)	April 28, 2008

/s/ Thomas J. Paup Thomas J. Paup	Vice President – Finance (Principal Financial Officer)	April 28, 2008

/s/ Norman Johnson Norman Johnson	Controller (Principal Accounting Officer)	April 28, 2008

/s/ Steven Esses Steven Esses	President, Chief Operating Officer and Director	April 28, 2008

Dr. Jay M. Eastman	Director	April __, 2008

/s/ Lawrence M. Miller Lawrence M. Miller	Director	April 28, 2008

/s/ Jack E. Rosenfeld Jack E. Rosenfeld	Director	April 28, 2008

Edward J. Borey	Director	April __, 2008

Seymour Jones	Director	April __, 2008

Elliot Sloyer	Director	April __, 2008

/s/ Michael E. Marrus Michael E. Marrus	Director	April 28, 2008

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In U.S. dollars

	December 31,
	2007	2006

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$4,233,288	$2,808,131
Other accounts payable and accrued expenses	4,889,729	5,171,055
Current portion of capitalized leases	67,543	55,263
Current portion of promissory notes due to purchase of subsidiaries	151,450	302,900
Current portion of long term debt	103,844	–
Short term bank credit	4,557,890	3,496,008
Deferred revenues	2,903,166	1,321,311
Convertible debenture	–	2,583,629

Total current liabilities	16,906,910	15,738,297

LONG TERM LIABILITIES
Accrued severance pay	4,853,231	4,039,049
Long term portion of promissory notes due to purchase of subsidiaries	–	151,450
Long term portion of capitalized leases	86,989	158,120
Long term portion of long term debt	1,088,498	–
Other long term liabilities	110,255	–
Deferred Taxes	1,020,000	900,000
Total long-term liabilities	7,158,973	5,248,619

MINORITY INTEREST	83,816	21,520

STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each;
Authorized: 250,000,000 shares as of December 31, 2007 and 2006; Issued: 13,544,819 shares and 12,023,242 shares as of December 31, 2007 and 2006, respectively; Outstanding – 13,544,819 shares and 11,983,575 shares as of December 31, 2007 and 2006, respectively	135,448	120,232
Preferred shares – $0.01 par value each;
Authorized: 1,000,000 shares as of December 31, 2007 and 2006; No shares issued and outstanding as of December 31, 2007 and 2006	–	–
Additional paid-in capital	218,551,110	217,735,860
Accumulated deficit	(162,522,558)	(159,466,123)
Treasury stock, at cost (common stock – none as of December 31, 2007 and 39,667 shares as of December 31, 2006)	–	(3,537,106)
Notes receivable from shareholders	(1,333,833)	(1,304,179)
Accumulated other comprehensive income	1,501,441	511,154

Total stockholders’ equity	56,331,608	54,059,838

	$80,481,307	$75,068,274

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In U.S. dollars

								Accumulated
							Notes	other	Total
			Additional		Deferred		receivable	comprehensive	comprehensive	Total
	Common stock		paid-in	Accumulated	stock	Treasury	from	income	income	stockholders’
	Shares	Amount	capital	deficit	compensation	stock	stockholders	(loss)	(loss)	equity
Balance as of January 1, 2006, as previously reported	6,221,194	$870,969	$193,949,882	$(142,996,964)	$(389,303)	$(3,537,106)	$(1,256,777)	$(375,445)	$–	$46,265,256
Prior Period Adjustment	–	–	–	(900,000)	–	–	–	–	–	(900,000)
Balance of January 1, 2006, as adjusted	6,221,194	$870,969	$193,949,882	$(143,896,964)	$(389,303)	$(3,537,106)	$(1,256,777)	$(375,445)	–	$45,365,256
Adjustment of fractional shares due to reverse split	(142)	(808,757)	808,757	–	–	–	–	–	–	–
FAS 123R reclassification	–	–	(389,303)	–	389,303	–	–	–	–	–
Principal installment of convertible debenture payment in shares	4,184,855	41,848	18,477,301	–	–	–	–	–	–	18,519,149
Warrants exercise	745,549	7,455	4,343,180	–	–	–	–	–	–	4,350,635
Stock based compensation	–	–	500,545	–	–	–	–	–	–	500,545
Stock options and restricted stock	871,786	8,717	(1,904)	–	–	–	–	–	–	6,813
Interest accrued on notes receivable from shareholders	–	–	47,402	–	–		(47,402)	–	–	–
Other comprehensive loss – foreign currency translation adjustment	–	–	–	–	–	–	–	885,733	885,733	885,733
Other comprehensive loss – unrealized gain on available for sale marketable securities	–	–	–	–	–	–	–	866	866	866
Net loss	–	–	–	(15,569,159)	–	–	–	–	(15,569,159)	(15,569,159)
Total comprehensive loss	–	–	–	–	–	–	–	–	(14,682,560)	–
Balance as of December 31, 2006	12,023,242	$120,232	$217,735,860	$(159,466,123)	$0	$(3,537,106)	$(1,304,179)	$511,154		$54,059,838

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In U.S. dollars

	2007	2006
Cash flows from operating activities:
Net loss	$(3,056,435)	$(15,569,159)
Adjustments required to reconcile net loss to net cash used in operating activities:
Minorities interests in loss (earnings) of subsidiary	62,296	(17,407)
Loss (gain) from affiliated company	40,230	(354,898)
Depreciation	1,376,749	1,966,748
Amortization of intangible assets, capitalized software costs and impairment of intangible assets	1,953,164	2,857,891
Remeasurement of liability in connection to warrants granted	–	(700,113)
Accrued severance pay, net	245,599	194,810
Compensation related to shares issued to employees, consultants and directors	1,417,521	507,081
Impairment of property and equipment	–	32,485
Financial expenses in connection with convertible debenture principle repayment	280,382	5,395,338
Amortization related to warrants issued to the holders of convertible debentures and beneficial conversion feature	18,745	1,485,015
Amortization of deferred charges related to convertible debentures issuance	44,253	780,719
Capital loss (gain) from sale of property and equipment	56,224	(1,842)
Decrease (increase) in trade receivables	(6,802,248)	3,631,978
Decrease (increase) in other accounts receivable and prepaid expenses	(706,569)	605,610
Decrease in deferred taxes	100,323	6,788
Decrease (increase) in inventories	(36,000)	83,926
Increase (decrease) in unbilled revenues	3,630,939	(1,674,029)
Increase in deferred revenues	1,581,854	718,290
Increase (decrease) in trade payables	1,425,156	(3,156,665)
Decrease in other accounts payable and accrued expenses	(137,834)	(296,866)
Net cash provided by (used in) operating activities from continuing operations	1,494,349	(3,504,300)
Net cash used in operating activities from discontinued operations	–	(120,000)
Net cash provided by (used in) operating activities	$1,494,349	$(3,624,300)

Cash flows from investing activities:
Purchase of property and equipment	(1,594,426)	(1,412,383)
Increase in capitalized software costs	(15,750)	(688,443)
Payment of additional required payout for FAAC acquisition	–	(630,350)
Repayment of promissory notes related to acquisition of subsidiaries	(302,900)	–
Proceeds from sale of property and equipment	36,061	–
Increase in escrow receivable	–	(1,479,826)
Decrease in restricted cash	322,682	3,723,611
Net cash used in investing activities	$(1,554,333)	$(487,391)

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

f.                 Loss from continuing operations before taxes on income and minorities interests in loss (earnings) of a subsidiary:

	Year ended December 31
	2007	2006

Domestic	$2,464,512	$13,014,325
Foreign	365,711	2,340,082
	$2,830,223	$15,354,407

g.                 Taxes on income were comprised of the following:

	Year ended December 31
	2007	2006

Current state and local taxes	$111,162	$225,371
Deferred taxes	100,323	6,788
Taxes in respect of prior years	(47,569)	–
	$163,916	$232,159

Domestic	$189,930	$49,383
Foreign	(26,014)	182,776

	$163,916	$232,159

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

b.                 The following is information about reported segment gains, losses and assets:

	Training and Simulation	Armor	Battery and Power Systems	All Others	Total
2007
Revenues from outside customers	$27,760,858	$18,724,107	$11,234,596	$–	$57,719,561
Depreciation , amortization and impairment expenses (1)	(1,667,703)	(469,093)	(1,024,434)	(227,980)	(3,389,210)
Direct expenses (2)	(21,610,720)	(17,490,430)	(11,023,839)	(6,355,909)	(56,480,898)
Segment net income (loss)	$4,482,435	$764,584	$(813,677)	$(6,583,889)	(2,150,547)
Financial expenses	(14,610)	(93,292)	(176,834)	(621,152)	(905,888)
Net income (loss)	$4,467,825	$671,292	$(990,511)	$(7,205,041)	$(3,056,435)
Segment assets (3) (4)	$43,810,684	$11,235,386	$21,191,545	$4,243,692	$80,481,307

2006
Revenues from outside customers	$21,951,337	$12,571,779	$8,597,623	$–	$43,120,739
Depreciation , amortization and impairment expenses (1)	(1,708,012)	(1,077,416)	(844,431)	(350,308)	(3,980,167)
Direct expenses (2)	(18,256,934)	(13,234,826)	(8,768,086)	(6,929,985)	(47,189,831)
Segment net income (loss)	$1,986,391	$(1,740,463)	$(1,014,894)	$(7,280,293)	$(8,049,259)
Financial expenses	129,908	(54,476)	50,590	(7,645,922)	(7,519,900)
Net income (loss)	$2,116,299	$(1,794,939)	$(964,304)	$(14,926,215)	$(15,569,159)
Segment assets (3) (4)	$43,753,369	$9,523,126	$18,184,133	$3,607,646	$75,068,274
_______________________
(1)	Includes depreciation of property and equipment, amortization expenses of intangible assets and impairment of goodwill and other intangible assets.
(2)	Including, inter alia, sales and marketing, general and administrative and tax expenses.
(3)	Consisting of all assets.
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

- - - - - - - -

FINANCIAL STATEMENT SCHEDULE

Arotech Corporation and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2007 and 2006

Description	Balance at beginning of period	Additions charged to costs and expenses*	Balance at end of period
Year ended December 31, 2007
Allowance for doubtful accounts	$159,000	$(134,000)	$25,000
Allowance for slow moving inventory	1,573,000	151,000	1,724,000
Valuation allowance for deferred taxes	40,357,000	(2,604,000)	37,753,000
Totals	$42,089,000	$(2,587,000)	$39,502,000
Year ended December 31, 2006
Allowance for doubtful accounts	$176,000	$(17,000)	$159,000
Allowance for slow moving inventory	1,280,000	293,000	1,573,000
Valuation allowance for deferred taxes	34,484,000	5,873,000	40,357,000
Totals	$35,940,000	$6,149,000	$42,089,000

*The 2007 and 2006 valuation allowance includes an adjustment to the prior year provision calculation due to changes recognized in the preparation of the actual returns.