Form 10-Q
period 2008-03-31
AROTECH CORP
filed 2008-05-20
CIK 916529

OMB APPROVAL
OMB Number: 3235-0070 Expires: May 31, 2008 Estimated average burden hours per response 192.00
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED    March 31, 2008   .
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                                                              Yes ☒ No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the issuer’s common stock as of May 19, 2008 was 13,637,639.
SEC 1296 (02-08)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	March 31, 2008	December 31, 2007
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$2,434,738	$3,447,671
Restricted collateral deposits	161,794	320,454
Escrow receivable	3,325,803	1,479,826
Available-for-sale marketable securities	51,336	47,005
Trade receivables (net of allowance for doubtful accounts in the amount of $25,000 as of March 31, 2008 and December 31, 2007)	11,024,420	14,583,213
Unbilled receivables	2,821,849	3,271,594
Other accounts receivable and prepaid expenses	1,736,621	1,614,614
Inventories	10,324,993	7,887,820
Total current assets	31,881,554	32,652,197
SEVERANCE PAY FUND	2,995,153	2,815,040
OTHER LONG-TERM RECEIVABLES	342,508	386,899
PROPERTY AND EQUIPMENT, NET	5,226,284	5,079,796
INVESTMENT IN AFFILIATED COMPANY	236,082	352,168
OTHER INTANGIBLE ASSETS, NET	8,410,805	7,837,076
GOODWILL	32,759,884	31,358,131
	$81,852,270	$80,481,307

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$5,741,994	$4,233,288
Other accounts payable and accrued expenses	4,143,957	4,889,729
Current portion of capitalized leases	87,862	67,543
Current portion of promissory notes due to purchase of subsidiaries	75,725	151,450
Current portion of long-term debt	106,182	103,844
Short term bank credit	4,557,890	4,557,890
Deferred revenues	2,700,952	2,903,166
Total current liabilities	17,414,562	16,906,910
Accrued severance pay	5,235,573	4,853,231
Long-term portion of capitalized leases	156,029	86,989
Long-term portion of long-term debt	1,075,735	1,088,498
Other long-term liabilities	139,211	110,255
Deferred taxes	1,020,000	1,020,000
Total long-term liabilities	7,626,548	7,158,973
MINORITY INTEREST	–	83,816
SHAREHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each;
Authorized: 250,000,000 shares as of March 31, 2008 and December 31, 2007; Issued and outstanding: 13,599,167 and 13,544,819 shares as of March 31, 2008 and December 31, 2007, respectively	135,992	135,448
Preferred shares – $0.01 par value each;
Authorized: 1,000,000 shares as of March 31, 2008 and December 31, 2007; No shares issued and outstanding as of March 31, 2008 and December 31, 2007	–	–
Additional paid-in capital	219,062,434	218,551,110
Accumulated deficit	(163,493,157)	(162,522,558)
Notes receivable from shareholders	(1,337,777)	(1,333,833)
Accumulated other comprehensive loss	2,443,668	1,501,441
Total shareholders’ equity	56,811,160	56,331,608
	$81,852,270	$80,481,307

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. Dollars, except share data)

	Three months ended March 31,
	2008	2007
Revenues	$13,250,576	$11,529,162
Cost of revenues, exclusive of amortization of intangibles	10,004,782	7,437,080
Research and development	607,094	349,056
Selling and marketing expenses	1,142,639	1,030,768
General and administrative expenses	3,532,460	3,724,290
Amortization of intangible assets	492,613	455,132
Escrow adjustment – credit	(1,448,074)	–
Total operating costs and expenses	14,331,514	12,996,326
Operating loss	(1,080,938)	(1,467,164)
Other income	536,372	11,944
Financial expenses, net	(190,013)	(124,080)
Loss before minority interest in earnings of a subsidiary, earnings from affiliated company and income tax expenses	(734,579)	(1,579,300)
Income taxes	(119,934)	(105,907)
Gain (loss) from affiliated company	(116,086)	47,621
Minority interest in earnings of subsidiaries	–	(60,656)
Net loss attributable to common stockholders	$(970,599)	$(1,698,242)
Basic and diluted net loss per share	$(0.08)	$(0.15)
Weighted average number of shares used in computing basic and diluted net loss per share	12,578,436	11,219,131

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)
	Three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(970,599)	$(1,698,242)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Minorities interests in loss of subsidiary	–	60,656
Loss (gain) from affiliated company	116,086	(47,621)
Depreciation	301,911	387,062
Amortization of intangible assets, capitalized software costs and impairment of intangible assets	492,613	452,132
Increase in escrow receivable	(1,845,977)	–
Accrued severance pay, net	202,230	87,145
Compensation related to shares issued to employees, consultants and directors	409,555	791,996
Amortization relating to warrants issued to the holders of convertible debentures and beneficial conversion feature	–	22,593
Amortization of deferred charges related to convertible debenture issuance	–	17,468
Capital loss from sale of property and equipment	–	3,232
Decrease (increase) in trade receivables	3,558,793	(2,238,114)
Decrease (increase) in other accounts receivable and prepaid expenses	(179,783)	262,556
Decrease in deferred taxes	77,709	13,002
Decrease (increase) in inventories	(2,437,173)	103,701
Decrease in unbilled receivables	449,745	1,934,210
Increase in deferred revenues	(202,214)	(338,840)
Decrease in trade payables	1,508,706	253,983
Increase in other accounts payable and accrued expenses	(796,823)	(1,104,646)
Net cash provided by (used in) operating activities	684,779	(1,037,727)
CASH FLOWS FROM INVESTING ACTIVITIES:	(339,374)	(194,507)
Purchase of property and equipment	433,389	–
Net assets acquired from acquisition of subsidiary	(1,275,000)	–
Acquisition of subsidiary	(661,149)	–
Acquisition of minority interest	(75,725)	–
Repayment of promissory notes related to acquisition of subsidiaries	154,329	368,589
Decrease in restricted cash	(1,763,530)	174,082
Net cash provided by (used in) investing activities	$(1,078,751)	$(863,645)
FORWARD

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)

	Three months ended March 31,
	2008	2007
FORWARD	$(1,078,751)	$(863,645)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	–	37,642
Repayment of long-term loans	(10,425)	–
Decrease in short term bank credit	–	(1,432)
Net cash provided by (used in) financing activities	(10,425)	36,210
DECREASE IN CASH AND CASH EQUIVALENTS	(1,089,176)	(827,435)
CASH ACCRETION (EROSION) DUE TO EXCHANGE RATE DIFFERENCES	76,243	(45,613)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	3,447,671	2,368,872
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$2,434,738	$1,495,824
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Mortgage note payable (seller financed) issued for purchase of building	$–	$1,115,000
Stock issued for acquisition	$100,000	$–
Assets recorded for capital lease addition	$109,025	$–

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:                                BASIS OF PRESENTATION

a.           Company:

Arotech Corporation (“Arotech” or the “Company”), and its wholly-owned subsidiaries provide defense and security products for the military, law enforcement and homeland security markets, including advanced zinc-air and lithium batteries and chargers, multimedia interactive simulators/trainers and lightweight vehicle armoring. The Company is primarily operating through its wholly-owned subsidiaries FAAC Corporation (“FAAC”), based in Ann Arbor, Michigan, and FAAC’s subsidiary Realtime Technologies, Inc. (“Realtime”), which is  based in Royal Oak, Michigan; Electric Fuel Battery Corporation (“EFB”), based in Auburn, Alabama; Electric Fuel Ltd. (“EFL”), based in Beit Shemesh, Israel; Epsilor Electronic Industries, Ltd. (“Epsilor”), based in Dimona, Israel; MDT Protective Industries, Ltd. (“MDT”), based in Lod, Israel; MDT Armor Corporation (“MDT Armor”), based in Auburn, Alabama; and Armour of America, Incorporated (“AoA”), based in Auburn, Alabama.

b.           Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at March 31, 2008, its operating results for the three-month periods ended March 31, 2008 and 2007, and its cash flow for the three-month periods ended March 31, 2008 and 2007.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

c.           Accounting for stock-based compensation:

For the three months ended March 31, 2008 and 2007 the compensation expense recorded related to stock options and restricted shares was $409,555 and $791,996, respectively, of which $16,429 and $53,812, respectively, was for stock options and $393,126 and $738,184, respectively, was for restricted shares. The remaining total compensation cost related to non-vested stock options and restricted share awards not yet recognized in the income statement as of March 31, 2008 was $1,748,135, of which $74,028 was for stock options and $1,674,107 was for restricted shares. The weighted average period over which this compensation cost is expected to be recognized is approximately 2 years. Income tax expense was not impacted since the Company is in a net operating loss position. There were no new options or restricted stock issued in the first three months of 2008 and no options were exercised in the first three months of 2008.

d.           Reclassification:

Certain comparative data in these financial statements have been reclassified to conform with the current year’s presentation.

e.           Anti-dilutive shares for EPS calculation

All outstanding stock options, non-vested restricted stock and warrants have been excluded from the calculation of the diluted net loss per common share because all such securities are anti-dilutive for the periods presented. The total weighted average number of shares related to the outstanding options, restricted stock and warrants excluded from the calculations of diluted net loss per share was 1,481,463.

NOTE 2:                                INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method or the FIFO method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. Inventory write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and for market prices lower than cost. Inventories are composed of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)
Raw and packaging materials	$7,248,280	$6,043,170
Work-in-progress	2,715,609	1,583,790
Finished goods	361,104	260,860
	$10,324,993	$7,887,820

NOTE 3:                                IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The Statement does not require any new fair value measurements and was initially effective for the Corporation beginning January 1, 2008. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2. FSP FAS 157-2 defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. On January 1, 2008, we adopted the provisions of SFAS No. 157 for our financial assets and liabilities. The adoption of the standard did not have a material impact on our financial statements. We elected to defer the adoption of SFAS No. 157 for our non-financial assets and liabilities until January 1, 2009. We are currently evaluating the impact that the deferred provisions of this standard will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. The fair value option is irrevocable unless a new election date occurs, may be applied instrument by instrument, with a few exceptions, and applies only to entire instruments and not to portions of instruments. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. SFAS No. 159 was effective for the Corporation beginning January 1, 2008. The adoption of the standard did not have a material impact on the Company’s financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No.161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Since SFAS No. 161 affects only disclosures, it is not expected to impact the Corporation’s financial position or results of operations upon adoption.

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

b.           The following is information about reported segment revenues, income (losses) and total assets for the three months ended March 31, 2008 and 2007:

	Training and Simulation	Battery and Power Systems	Armor	All Others	Total
Three months ended March 31, 2008
Revenues from outside customers	$7,534,597	$3,107,036	$2,608,943	$–	$13,250,576
Depreciation, amortization and impairment expenses (1)	(449,319)	(200,862)	(29,043)	(12,993)	(692,217)
Direct expenses (2)	(6,021,614)	(3,331,911)	(2,252,041)	(1,733,379)	(13,338,945)
Segment income (loss)	1,063,664	(425,737)	327,859	(1,746,372)	(780,586)
Financial expense	(105,664)	924	(22,194)	(63,079)	(190,013)
Net income (loss)	$958,000	$(424,813)	$305,665	$(1,809,451)	$(970,599)
Segment assets (3), (4)	$41,729,499	$23,458,725	$11,967,659	$4,696,387	$81,852,270
Three months ended March 31, 2007
Revenues from outside customers	$4,216,008	$2,539,132	$4,774,022	$–	$11,529,162
Depreciation, amortization and impairment expenses (1)	(398,876)	(237,920)	(188,960)	(59,302)	(885,058)
Direct expenses (2)	(3,210,791)	(2,621,243)	(3,925,755)	(2,460,477)	(12,218,266)
Segment income (loss)	606,341	(320,031)	659,307	(2,519,779)	(1,574,162)
Financial expense	24,793	(11,835)	15,111	(152,149)	(124,080)
Net income (loss)	$631,134	$(331,866)	$674,418	$(2,671,928)	$(1,698,242)
Segment assets (3), (4)	$42,851,260	$18,369,473	$10,801,573	$2,401,053	$74,423,359

(1)	Includes depreciation of property and equipment, amortization expenses of intangible assets and impairment of goodwill and other intangible assets.

(2)	Including, inter alia, sales and marketing, general and administrative and tax expenses.

(3)	Consisting of all assets.

(4)
Out of those amounts, goodwill in our Training and Simulation, Battery and Power Systems and Armor Divisions stood at $24,424,030, $6,437,042 and $1,898,812, respectively, as of March 31, 2008 and $24,235,419, $5,413,210 and $1,066,596, respectively, as of March 31, 2007.

NOTE 5:                                COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 2008 and 2007 is summarized below:

	Three Months Ended March 31,
	2008	2007
Net loss	$(970,599)	$(1,698,242)
Foreign currency translation	942,227	84,807
Total comprehensive loss	$(28,372)	$(1,613,435)

NOTE 6:                                ACQUISITIONS

Purchase of the Minority Interest in MDT Israel and MDT Armor

In January 2008, the Company purchased the minority shareholder’s 24.5% interest in MDT Protective Industries Ltd. (“MDT Israel”) and the 12.0% interest in MDT Armor Corporation (“MDT Armor”), as well as settling all outstanding disputes regarding severance payments, in exchange for a total of $1.0 million that was paid in cash. The purchase was treated as a step acquisition using the purchase method of accounting. The Company evaluated the purchase price and identified $607,100 in goodwill and workforce intangibles with an indefinite life. The Company also identified $53,400 as an intangible asset related to its customer list with a useful life of four years. The purchase price included a payment of $241,237 to the former president of MDT Israel as compensation for a right granted to him by MDT Armor that potentially would have given him the right to receive 5% of MDT Armor’s annual profit. The payment for this right was recorded as general and administrative expense in the first quarter.

Purchase of Realtime Technologies, Inc.

In February 2008 the Company’s FAAC subsidiary acquired all of the outstanding stock of Realtime Technologies, Inc. (RTI), a privately-owned corporation headquartered in Royal Oak, Michigan, for a total of $1,375,000, including $1,250,000 in cash, $100,000 in Company stock (54,348 shares) and approximately $25,000 in legal fees with a 2008 earnout (maximum of $250,000) based on 2008 net profit.  RTI specializes in multi-body vehicle dynamics modeling and graphical simulation solutions. RTI’s product portfolio provides FAAC with the opportunity to economically add new features to the driver training products marketed by FAAC.

RTI’s operating results will be included in the Company’s Training and Simulation Division as of January 1, 2008 and the effect on operations is not expected to be material.

Listed below is the purchase price allocation:

Current assets acquired, net of liabilities	$433,389
Technology and Patents - 7 year life	663,000
Trademark/Trade Names - 10 year life	28,000
Customer relationships - 10 year life	62,000
Goodwill - indefinite life(1)	188,611
Equity Value	$1,375,000
(1) The full amount of the goodwill is expected to be deductible for U.S. tax purposes.

NOTE 7:                                ARBITRATION

In connection with the Company’s acquisition of AoA, the Company had a contingent earnout obligation in an amount equal to the revenues AoA realized from certain specific programs that were identified by the Company and the seller of AoA (“Seller”) as appropriate targets for revenue increases. As of December 31, 2006, the Company had reduced the $3.0 million escrow held by the Seller by approximately $1,520,000 for a putative claim against such escrow in respect of such earnout obligation.

On March 20, 2007, the Company filed a Demand for Arbitration with the American Arbitration Association against the Seller. In February 2008, the arbitration panel issued a decision denying the Seller’s counterclaims, granting the Seller’s counterclaim for $70,000 in compensation, awarding the Company the entire $3.0 million escrow (less the $70,000 in compensation (with simple interest but without statutory penalties)), awarding the Company $135,000 in attorneys’ fees, and interest of approximately $325,000. This award was paid to the Company in April 2008, and the time for the Seller to move to vacate or modify this award has now expired. In the first quarter of 2008, the Company adjusted the escrow receivable to reflect the updated amount of the escrow due to the arbitration panel’s decision and final resolution of the remaining legal questions.

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

Recent Developments

Purchase of the Minority Interest in MDT Israel and MDT Armor

In January 2008, we purchased the minority shareholder’s 24.5% interest in MDT Protective Industries, Ltd. (“MDT Israel”) and the 12.0% interest in MDT Armor Corporation (“MDT Armor”), as well as settling all outstanding disputes regarding severance payments, in exchange for a total of $1.0 million that was paid in cash. The purchase was treated as a step acquisition using the purchase method of accounting. We evaluated the purchase price and identified $607,100 in goodwill and workforce intangibles with an indefinite life. We also identified $53,400 as an intangible asset related to our customer list with a useful life of four years. Additionally, we eliminated the amounts recorded in the December 31, 2007 balance sheet as minority interest along with a loan receivable in the amount of $102,167. The purchase price included a payment of $241,237 to the former president of MDT Israel as compensation for a right granted to him by MDT Armor which potentially would have given him the right to receive 5% of MDT Israel’s annual profit. The payment for this right was recorded as general and administrative expense in the first quarter.

Purchase of Realtime Technologies, Inc.

In February 2008 our FAAC subsidiary acquired all of the outstanding stock of Realtime Technologies, Inc. (RTI), a privately-owned corporation headquartered in Royal Oak, Michigan, for a total of $1,375,000, including $1,250,000 in cash, $100,000 in our stock (54,348 shares) and approximately $25,000 in legal fees with a 2008 earnout (maximum of $250,000) based on 2008 net profit.  RTI specializes in multi-body vehicle dynamics modeling and graphical simulation solutions. RTI’s product portfolio provides FAAC with the opportunity to economically add new features to the driver training products marketed by FAAC.

RTI’s operating results will be included in our Training and Simulation Division as of January 1, 2008 and the effect on operations is not expected to be material.

Current assets acquired, net of liabilities	$433,389
Technology and Patents - 7 year life	663,000
Trademark/Trade Names - 10 year life	28,000
Customer relationships - 10 year life	62,000
Goodwill - indefinite life(1)	188,611
Equity Value	$1,375,000
(1) The full amount of the goodwill is expected to be deductible for U.S. tax purposes.

AoA Arbitration

In connection with our acquisition of AoA, we had a contingent earnout obligation in an amount equal to the revenues AoA realized from certain specific programs that were identified by us and the seller of AoA (“Seller”) as appropriate targets for revenue increases. As of December 31, 2006, we had reduced the $3.0 million escrow held by the Seller by $1,520,000 for a putative claim against such escrow in respect of such earnout obligation.

On March 20, 2007, we filed a Demand for Arbitration with the American Arbitration Association against the Seller. In our demand, we sought the return of $3.0 million, plus interest, held in escrow by the Seller in connection with his sale of AoA to us in 2004. The Seller asserted counterclaims against us in the arbitration, alleging (i) that he is entitled to keep the $3.0 million, (ii) that he is entitled to an additional $3.0 million in post-sale earnout, and (iii) that he is entitled to $70,000 in compensation (plus interest and statutory penalties) wrongfully withheld by us when we constructively terminated his employment.

In February 2008, the arbitration panel issued a decision denying the Seller’s counterclaims (i) and (ii) above, granting the Seller’s counterclaim for $70,000 in compensation, awarding us the entire $3.0 million escrow (less the $70,000 in compensation (with simple interest but without statutory penalties)), awarding us $135,000 in attorneys’ fees, and interest of approximately $325,000. This award was paid to us in April 2008, and the time for the Seller to move to vacate or modify this award has now expired. In the first quarter of 2008, we adjusted the escrow receivable to reflect the updated amount of the escrow due to the arbitration panel’s decision and final resolution of the remaining legal questions.

Overview of Results of Operations

We incurred significant operating losses for the years ended December 31, 2007 and for the first three months of 2008. While we expect to continue to derive revenues from the sale of products that our subsidiaries manufacture and the services that they provide, there can be no assurance that we will be able to achieve or maintain profitability on a consistent basis.

A portion of our operating loss during 2007 and the first three months of 2008 arose as a result of non-cash charges. These charges were primarily related to our acquisitions, financings and issuances of restricted shares and options to employees. To the extent that we continue certain of these activities during the remainder of 2008, we would expect to continue to incur such non-cash charges in the future.

Acquisitions

In acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of intangible assets in the amount of a fraction (based on the useful life of the intangible assets) of the amount recorded as intangible assets. Such amortization charges continued during 2008. We are required to review intangible assets for impairment whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that intangible asset has been impaired, we must record the impairment charge in our statement of operations.

In the case of goodwill, the assets recorded as goodwill are not amortized; instead, we are required to perform an annual impairment review. If we determine, through the impairment review process, that goodwill has been impaired, we must record the impairment charge in our statement of operations.

As a result of the application of the above accounting rules, we incurred non-cash charges for amortization of intangible assets in the amount of $493,000 during the first three months of 2008.

Financings and Issuances of Restricted Shares and Options

During 2006 and 2007, we issued options and restricted shares to certain of our employees along with restricted shares to our directors. These options and shares were issued as bonuses, and generally vest over a period of two or three years from the date of issuance. Relevant accounting rules provide that the aggregate amount of the difference between the purchase price of the restricted shares (in this case, generally zero) and the market price of the shares on the date of grant is taken as a general and administrative expense, amortized over the life of the period of the restriction.

As a result of the application of the above accounting rules, we incurred, for the three months ended March 31, 2008 and 2007, compensation expense  related to stock options and restricted shares of approximately $410,000 and $792,000, respectively, of which $16,000 and $54,000, respectively, was for stock options and $393,000 and $738,000, respectively, was for restricted shares.

Overview of Operating Performance and Backlog

Overall, our net loss before minority interest earnings, earnings from affiliated company and tax expenses for the three months ended March 31, 2008 was $735,000 on revenues of $13.3 million, compared to a net loss of $1.6 million on revenues of $11.5 million during the three months ended March 31, 2007. As of March 31, 2008, our overall backlog totaled $49.7 million.

In our Training and Simulation Division, revenues increased from approximately $4.2 million in the first three months of 2007 to $7.5 million in the first three months of 2008. As of March 31, 2008, our backlog for our Training and Simulation Division totaled $19.9 million.

In our Battery and Power Systems Division, revenues increased from approximately $2.5 million in the first three months of 2007 to approximately $3.1 million in the first three months of 2008. As of March 31, 2008, our backlog for our Battery and Power Systems Division totaled $12.2 million.

In our Armor Division, revenues decreased from $4.8 million during the first three months of 2007 to $2.6 million during the first three months of 2008. As of March 31, 2008, our backlog for our Armor Division totaled $17.6 million.

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

Results of Operations

Three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Revenues. During the three months ended March 31, 2008, we (through our subsidiaries) recognized revenues as follows:

➢	FAAC recognized revenues from the sale of multimedia interactive simulators, interactive use-of-force training systems, and from the provision of maintenance services in connection with such systems.

➢	MDT, MDT Armor and AoA recognized revenues from payments under vehicle armoring contracts, for service and repair of armored vehicles, and on the sale of armoring products.

➢	EFB and Epsilor recognized revenues from the sale of batteries, chargers and adapters to the military, and under certain development contracts with the U.S. Army.

➢	EFL recognized revenues from the sale of water-activated battery (WAB) lifejacket lights.

Revenues for the three months ended March 31, 2008 totaled $13.3 million, compared to $11.5 million in the comparable period in 2007, an increase of $1.8 million, or 14.9%. In the first quarter of 2008, revenues were $7.5 million for the Training and Simulation Division (compared to $4.2 million in the first quarter of 2007, an increase of $3.3 million, or 78.7%, due primarily to increased sales of military vehicle simulators and use of force simulators); $3.1 million for the Battery and Power Systems Division (compared to $2.5 million in the first quarter of 2007, an increase of $568,000, or 22.4%, due primarily to increased sales of our battery products at Epsilor and EFB); and $2.6 million for the Armor Division (compared to $4.8 million in the first quarter of 2007, a decrease of $2.2 million, or 45.4%, due primarily to decreased revenues from MDT and MDT Armor, mostly in respect of the completion of orders for the “David” Armored Vehicle).

Cost of revenues. Cost of revenues totaled $10.0 million during the first quarter of 2008, compared to $7.4 million in the first quarter of 2007, an increase of $2.6 million, or 34.5%, due primarily to increased sales in our Training and Simulation and our Battery and Power Systems divisions along with erosion in margin in our Armor Division.

Direct expenses for our three divisions during the first quarter of 2008 were $6.0 million for the Training and Simulation Division (compared to $3.2 million in the first quarter of 2007, an increase of $2.8 million, or 87.5%, due primarily to increased sales of FAAC); $3.3 million for the Battery and Power Systems Division (compared to $2.6 million in the first quarter of 2007, an increase of $711,000, or 27.1%, due primarily to increased revenues); and $2.3 million for the Armor Division (compared to $3.9 million in the first quarter of 2007, a decrease of $1.6 million, or 42.6%, due primarily to decreased production of the “David” Armored Vehicle).

Amortization of intangible assets. Amortization of intangible assets totaled $493,000 in the first quarter of 2008, compared to $455,000 in the first quarter of 2007, an increase of $38,000, or 8.2%, due primarily to an increase in amortization of capitalized technology in our Training and Simulation Division along with an increase in identified intangibles due to the acquisition of RTI.

Research and development expenses. Research and development expenses for the first quarter of 2008 were $607,000, compared to $349,000 during the first quarter of 2007, an increase of $258,000, or 73.9%. This increase was primarily attributable to increases in expenses at Epsilor and EFL for design improvements and at FAAC for expenses associated with the improvements to the Company’s simulator products.

Selling and marketing expenses. Selling and marketing expenses for the first quarter of 2008 were $1.1 million, compared to $1.0 million in the first quarter of 2007, an increase of $112,000, or 10.9%. This increase was primarily attributable to the overall increase in revenues and their associated sales and marketing expenses.

General and administrative expenses. General and administrative expenses for the first quarter of 2008 were $3.5 million, compared to $3.7 million in the first quarter of 2007, a decrease of $192,000, or 5.2%. This decrease was primarily attributable to a reduction in corporate stock compensation expenses compared to the previous year.

Financial expenses, net. Financial expenses totaled approximately $190,000 in the first quarter of 2008, compared to $124,000 in the first quarter of 2007, an increase of $66,000, or 53.1%. The difference was due primarily to increased interest expense as a result of higher line of credit balances outstanding in 2008 compared to the previous year.

Income taxes. We and certain of our subsidiaries incurred net operating losses during the three months ended March 31, 2008 and accordingly, no provision for income taxes was recorded in this quarter. With respect to some of our subsidiaries that operated at a net profit during 2008, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $120,000 in tax expense in the first quarter of 2008, compared to $106,000 in tax expense in the first quarter of 2007, an increase of $14,000, or 13.2%, mainly concerning state and local taxes.

Net loss. Due to the factors cited above, net loss decreased from $1.7 million in 2007 to $971,000 in 2008, a decrease of $728,000, or 42.8%.

Liquidity and Capital Resources

As of March 31, 2008, we had $2.4 million in cash, $162,000 in restricted collateral securities and restricted held-to-maturity securities due within one year, $3.3 million in an escrow receivable, and $51,000 in available-for-sale marketable securities, as compared to December 31, 2007, when we had $3.4 million in cash, $320,000 in restricted collateral securities, $1.5 million in an escrow receivable and $47,000 in available-for-sale marketable securities.

We used available funds in the three months ended March 31, 2008 primarily for sales and marketing, continued research and development expenditures, and other working capital needs. We increased our investment in fixed assets during the three months ended March 31, 2008 by $339,000 over the investment as at December 31, 2007. Our net fixed assets amounted to $5.2 million at quarter end, which includes a new capital lease in the first quarter in the amount of $109,000.

Net cash provided by (used in) operating activities from continuing operations for the three months ended March 31, 2008 and 2007 was $685,000 and $(1.0) million, respectively, an increase of $1.7 million. This increase in cash used was primarily the result of changes in working capital.

Net cash provided by (used in) investing activities for the three months ended March 31, 2008 and 2007 was $(1.8) million and $174,000, a decrease of $2.0 million. This increase was primarily the result of the RTI acquisition and the purchase of minority interest in MDT.

Net cash provided by (used in) financing activities for the three months ended March 31, 2008 and 2007 was $(10,000) and $36,000, respectively.

As of March 31, 2008, we have approximately $4.6 million in bank debt outstanding.

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

Over the long term, we need to sustain profitability, at least on a cash-flow basis, to avoid future capital requirements. Additionally, we would need to raise additional capital in order to fund any future acquisitions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

It is our policy not to enter into interest rate derivative financial instruments, except for hedging of foreign currency exposures discussed below. We do not currently have any significant interest rate exposure.

Foreign Currency Exchange Rate Risk

Since a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2008. Certain of our research, development and production activities are carried out by our Israeli subsidiary, EFL, at its facility in Beit Shemesh, and accordingly we have sales and expenses in NIS. Additionally, our MDT and Epsilor subsidiaries operate primarily in NIS. However, the majority of our sales are made outside Israel in U.S. dollars, and a substantial portion of our costs are incurred in U.S. dollars. Therefore, our functional currency is the U.S. dollar.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our periodic reports that we file with the SEC. These disclosure controls and procedures are intended to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objective of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluations, our principal executive officer and principal financial officer were able to conclude that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2008 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

NAVAIR Litigation

In December 2004, AoA filed an action in the United States Court of Federal Claims against the United States Naval Air Systems Command (NAVAIR), seeking approximately $2.2 million in damages for NAVAIR’s alleged improper termination of a contract for the design, test and manufacture of a lightweight armor replacement system for the United States Marine Corps CH-46E rotor helicopter. NAVAIR, in its answer, counterclaimed for approximately $2.1 million in alleged reprocurement and administrative costs. Trial in this matter has concluded, but no decision has yet been rendered.

ITEM 1A.                                RISK FACTORS.

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007. We do not believe that there been any material changes in the risk factors disclosed in the Annual Report on Form 10-K.

ITEM 2.                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 12, 2008, in connection with our acquisition of Realtime Technologies, Inc. (RTI), a privately-owned corporation headquartered in Royal Oak, Michigan, we issued to the seller of RTI, as part of the purchase price for RTI, a total of 54,348 shares of our common stock.

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

ITEM 5.                                OTHER INFORMATION,

Annual Shareholders Meeting

We held our 2007 annual meeting of shareholders on October 15, 2007. Our 2008 Annual Meeting of Stockholders will be held on Wednesday, August 13, 2008 commencing at 10:00 a.m., local time, at the offices of Lowenstein Sandler P.C., 1251 Avenue of the Americas, 18th Floor, New York, New York.

In light of the foregoing and in accordance with Rules 14a-5(f) and 14a-8(e)(2) under the Securities Exchange Act of 1934, as amended, we will consider stockholder proposals submitted in connection with our 2008 Annual Meeting to have been submitted in a timely fashion if such proposals are received by us at our principal offices no later than May 31, 2008. If a proposal is received after May 31, 2008, the proxies designated by the Board of Directors of the Company will have discretionary authority to vote on the proposal under circumstances consistent with the proxy rules of the Securities and Exchange Commission.

We expect to mail our Notice of Internet Availability of Proxy Materials and Notice of the 2008 Annual Meeting on or about June 30, 2008, at which date our Proxy Statement and Annual Report will be available on an Internet site to be designated in the Notice of Internet Availability of Proxy Materials. Stockholders will also be given instructions on how to elect to receive printed proxy materials by mail.

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

Dated:                      May 20, 2008

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