Form 10-Q
period 2008-06-30
AROTECH CORP
filed 2008-08-14
CIK 916529

OMB APPROVAL
OMB Number:	3235-0070
Expires:	August 31, 2008
Estimated average burden
hours per response	192.00
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2008 .
Commission file number:   0-23336

AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

(800) 281-0356
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of the issuer’s common stock as of August 14, 2008 was 13,637,639.

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Index

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	June 30, 2008	December 31, 2007
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$1,714,056	$3,447,671
Restricted collateral deposits	179,194	320,454
Escrow receivable	–	1,479,826
Available-for-sale marketable securities	54,856	47,005
Trade receivables (net of allowance for doubtful accounts in the amount of zero as of June 30, 2008 and $25,000 as of December 31, 2007)	7,881,720	14,583,213
Unbilled receivables	3,257,644	3,271,594
Other accounts receivable and prepaid expenses	1,526,841	1,614,614
Inventories	12,555,330	7,887,820
Total current assets	27,169,641	32,652,197
SEVERANCE PAY FUND	3,207,355	2,815,040
DEFERRED TAX ASSETS	92,703	77,709
OTHER LONG-TERM RECEIVABLES	272,986	309,190
PROPERTY AND EQUIPMENT, NET	5,243,452	5,079,796
INVESTMENT IN AFFILIATED COMPANY	236,082	352,168
OTHER INTANGIBLE ASSETS, NET	8,097,347	7,837,076
GOODWILL	33,236,901	31,358,131
	$77,556,467	$80,481,307

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Index

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$5,414,414	$4,233,288
Other accounts payable and accrued expenses	3,790,503	4,889,729
Current portion of capitalized leases	80,573	67,543
Current portion of promissory notes due to purchase of subsidiaries	–	151,450
Current portion of long-term debt	56,515	103,844
Short term bank credit	2,308,350	4,557,890
Deferred revenues	2,287,632	2,903,166
Total current liabilities	13,937,987	16,906,910
Accrued severance pay	5,455,273	4,853,231
Long-term portion of capitalized leases	146,789	86,989
Long-term portion of long-term debt	1,061,806	1,088,498
Other long-term liabilities	150,513	110,255
Deferred taxes	1,020,000	1,020,000
Total long-term liabilities	7,834,381	7,158,973
MINORITY INTEREST	–	83,816
SHAREHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each;
Authorized: 250,000,000 shares as of June 30, 2008 and December 31, 2007; Issued and outstanding: 13,637,639 and 13,544,819 shares as of June 30, 2008 and December 31, 2007, respectively	136,377	135,448
Preferred shares – $0.01 par value each;
Authorized: 1,000,000 shares as of June 30, 2008 and December 31, 2007; No shares issued and outstanding as of June 30, 2008 and December 31, 2007	–	–
Additional paid-in capital	219,287,852	218,551,110
Accumulated deficit	(165,441,787)	(162,522,558)
Notes receivable from shareholders	(1,341,788)	(1,333,833)
Accumulated other comprehensive loss	3,143,445	1,501,441
Total shareholders’ equity	55,784,099	56,331,608
	$77,556,467	$80,481,307

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Index

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. Dollars, except share data)

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Revenues	$25,857,582	$24,557,890	$12,607,006	$13,028,728
Cost of revenues, exclusive of amortization of intangibles	19,772,500	16,685,240	9,767,718	9,282,017
Research and development	832,872	922,255	225,778	424,170
Selling and marketing expenses	2,286,995	2,093,501	1,144,356	1,062,733
General and administrative expenses	6,825,780	6,349,404	3,293,320	2,625,114
Amortization of intangible assets	985,021	736,171	492,408	396,211
Escrow adjustment – credit	(1,448,074)	–	–	–
Total operating costs and expenses	29,255,094	26,786,571	14,923,580	13,790,245
Operating loss	(3,397,512)	(2,228,681)	(2,316,574)	(761,517)
Other income	659,149	69,118	122,777	57,174
Financial income (expenses), net	(52,952)	(626,813)	137,061	(502,733)
Loss before minority interest in earnings of a subsidiary, earnings from affiliated company and income tax expenses	(2,791,315)	(2,786,376)	(2,056,736)	(1,207,076)
Income tax credits (expenses)	(11,828)	(174,906)	108,106	(68,999)
Loss from affiliated company	(116,086)	(112,179)	–	(159,800)
Minority interest in earnings of subsidiaries	–	(110,330)	–	(49,674)
Net loss	$(2,919,229)	$(3,183,791)	$(1,948,630)	$(1,485,549)
Basic and diluted net loss per share	$(0.23)	$(0.28)	$(0.15)	$(0.13)
Weighted average number of shares used in computing basic and diluted net loss per share	12,591,575	11,301,183	12,604,715	11,380,845

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Index

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)

	Six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,919,229)	$(3,183,791)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Minority interest in loss of subsidiary	–	110,330
Loss from affiliated company	116,086	112,179
Depreciation	609,921	1,183,948
Amortization of intangible assets, capitalized software costs and impairment of intangible assets	985,018	736,171
Accrued severance pay, net	209,727	92,742
Compensation related to shares issued to employees, consultants and directors	631,347	1,032,702
Amortization relating to warrants issued to the holders of convertible debentures and beneficial conversion feature	–	226,437
Amortization of deferred charges related to convertible debenture issuance	–	58,498
Capital loss from sale of property and equipment	–	3,232
Decrease in escrow receivable	1,479,826	–
Decrease (increase) in trade receivables	6,894,307	(1,481,220)
Decrease in other accounts receivable and prepaid expenses	24,309	267,866
Increase in deferred tax assets	(14,994)	(10,988)
Increase in inventories	(4,637,316)	(1,144,679)
Decrease in unbilled receivables	79,251	1,131,990
Decrease in deferred revenues	(615,534)	(2,735)
Increase in trade payables	1,170,166	2,243,515
Decrease in other accounts payable and accrued expenses	(1,173,626)	(1,840,175)
Net cash provided by (used in) operating activities	2,839,259	(452,990)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(664,555)	(511,183)
Acquisition of subsidiary, net of cash acquired	(1,026,273)	–
Acquisition of minority interest	(660,500)	–
Repayment of promissory notes related to acquisition of subsidiaries	(151,450)	(151,450)
Decrease in restricted cash	133,409	279,308
Net cash used in investing activities	(2,369,369)	(383,325)
FORWARD	$469,890	$(836,315)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Index

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)

	Six months ended June 30,
	2008	2007
FORWARD	$469,890	$(836,315)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	–	37,642
Repayment of long-term loans	(74,021)	(29,373)
Decrease in short term bank credit	(2,249,540)	(118,092)
Net cash used in financing activities	(2,323,561)	(109,823)
DECREASE IN CASH AND CASH EQUIVALENTS	(1,853,671)	(946,138)
CASH ACCRETION (EROSION) DUE TO EXCHANGE RATE DIFFERENCES	120,056	(54,103)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	3,447,671	2,368,872
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$1,714,056	$1,368,631
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Stock issued for acquisition	$100,000	$–
Assets recorded for capital lease addition	$109,025	$–
Assets recorded in association with seller financed debt	$–	$1,115,000
Payment of principal installment of convertible debenture in shares	$–	$1,458,333

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:	BASIS OF PRESENTATION

a.	Company:

Arotech Corporation (“Arotech” or the “Company”), and its wholly-owned subsidiaries provide defense and security products for the military, law enforcement and homeland security markets, including advanced zinc-air and lithium batteries and chargers, multimedia interactive simulators/trainers and lightweight vehicle armoring. The Company is primarily operating through its wholly-owned subsidiaries FAAC Corporation (“FAAC”), based in Ann Arbor, Michigan, and FAAC’s subsidiary Realtime Technologies, Inc. (“RTI”), which is  based in Royal Oak, Michigan; Electric Fuel Battery Corporation (“EFB”), based in Auburn, Alabama; Electric Fuel Ltd. (“EFL”), based in Beit Shemesh, Israel; Epsilor Electronic Industries, Ltd. (“Epsilor”), based in Dimona, Israel; MDT Protective Industries, Ltd. (“MDT”), based in Lod, Israel; MDT Armor Corporation (“MDT Armor”), based in Auburn, Alabama; and Armour of America, Incorporated (“AoA”), based in Auburn, Alabama.

b.	Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at June 30, 2008, its operating results for the three and six month periods ended June 30, 2008 and 2007, and its cash flow for the six-month periods ended June 30, 2008 and 2007.

The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2008.

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

For the six months ended June 30, 2008 and 2007 the compensation expense recorded related to stock options and restricted shares was $631,347 and $1,032,702, respectively, of which $34,301 and $104,308, respectively, was for stock options and $597,046 and $928,394, respectively, was for restricted shares. The remaining total compensation cost related to non-vested stock options and restricted share awards not yet recognized in the income statement as of June 30, 2008 was $1,448,362, of which $57,599 was for stock options and $1,390,763 was for restricted shares. The weighted average period over which this compensation cost is expected to be recognized is approximately two years. Income tax expense was not impacted since the Company is in a net operating loss position. There were no new options issued in the first six months of 2008 and no options were exercised in the first six months of 2008. The Company’s directors received their annual restricted stock grants on April 1, 2008 in accordance with the terms of the directors’ stock compensation plan.

Index

d.	Reclassification:

Certain comparative data in these financial statements have been reclassified to conform with the current year’s presentation.

e.	Anti-dilutive shares for EPS calculation

All outstanding stock options, non-vested restricted stock and warrants have been excluded from the calculation of the diluted net loss per common share because all such securities are anti-dilutive for the periods presented. The total weighted average number of shares related to the outstanding options, restricted stock and warrants excluded from the calculations of diluted net loss per share for June 30, 2008 and 2007 were 1,500,886 and 1,763,594, respectively.

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

	June 30, 2008	December 31, 2007
	(Unaudited)
Raw and packaging materials	$8,563,674	$6,043,170
Work-in-progress	3,532,450	1,583,790
Finished goods	459,206	260,860
	$12,555,330	$7,887,820

NOTE 3:	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

Index

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

Index

In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No.161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Since SFAS No. 161 affects only disclosures, it is not expected to impact the Corporation’s financial position or results of operations upon adoption.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect that the adoption of SFAS No. 162 will impact the Company’s financial position or results of operations.

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

Index

b.           The following is information about reported segment revenues, income (losses) and total assets for the six and three months ended June 30, 2008 and 2007:

	Training and Simulation	Battery and Power Systems	Armor	All Others	Total
Six months ended June 30, 2008
Revenues from outside customers	$14,719,907	$5,317,521	$5,820,154	$–	$25,857,582
Depreciation, amortization and impairment expenses (1)	(894,880)	(501,073)	(77,951)	(121,041)	(1,594,945)
Direct expenses (2)	(12,282,600)	(5,837,195)	(7,419,598)	(1,589,521)	(27,128,914)
Segment income (loss)	1,542,427	(1,020,747)	(1,677,395)	(1,710,562)	(2,866,277)
Financial income (expense)	11,056	30,772	7,224	(102,004)	(52,952)
Income (loss) from continuing operations	$1,553,483	$(989,975)	$(1,670,171)	$(1,812,566)	$(2,919,229)
Segment assets (3), (4)	$40,712,523	$24,196,236	$11,721,422	$926,286	$77,556,467
Six months ended June 30, 2007
Revenues from outside customers	$9,395,747	$5,084,528	$10,077,615	$–	$24,557,890
Depreciation, amortization and impairment expenses (1)	(995,700)	(479,786)	(326,455)	(118,178)	(1,920,119)
Direct expenses (2)	(8,081,468)	(4,718,414)	(8,456,540)	(3,938,327)	(25,194,749)
Segment income (loss)	318,579	(113,672)	1,294,620	(4,056,505)	(2,556,978)
Financial income (expense)	424	(53,436)	(4,313)	(569,488)	(626,813)
Income (loss) from continuing operations	$319,003	$(167,108)	$1,290,307	$(4,625,993)	$(3,183,791)
Segment assets (3), (4)	$42,108,094	$18,477,947	$11,453,677	$2,520,941	$74,560,659
Three months ended June 30, 2008
Revenues from outside customers	$7,185,310	$2,210,485	$3,211,211	$–	$12,607,006
Depreciation, amortization and impairment expenses (1)	(445,561)	(300,211)	(48,908)	(108,048)	(902,728)
Direct income (expenses) (2)	(6,260,986)	(2,505,284)	(5,167,557)	143,858	(13,789,969)
Segment income (loss)	478,763	(595,010)	(2,005,254)	35,810	(2,085,691)
Financial income (expense)	116,720	29,848	29,418	(38,925)	137,061
Income (loss) from continuing operations	$595,483	$(565,162)	$(1,975,836)	$(3,115)	$(1,948,630)
Three months ended June 30, 2007
Revenues from outside customers	$5,179,738	$2,545,396	$5,303,594	$–	$13,028,728
Depreciation, amortization and impairment expenses (1)	(596,824)	(241,866)	(137,495)	(58,876)	(1,035,061)
Direct expenses (2)	(4,870,676)	(2,097,171)	(4,530,786)	(1,477,850)	(12,976,483)
Segment income (loss)	(287,762)	206,359	635,313	(1,536,726)	(982,816)
Financial expense	(24,369)	(41,601)	(19,424)	(417,339)	(502,733)
Income (loss) from continuing operations	$(312,131)	$164,758	$615,889	$(1,954,065)	$(1,485,549)
_______________________
(1)	Includes depreciation of property and equipment, amortization expenses of intangible assets and impairment of goodwill and other intangible assets.

(2)	Including, inter alia, sales and marketing, general and administrative and tax expenses.

(3)	Consisting of all assets.

(4)
Out of those amounts, goodwill in our Training and Simulation, Battery and Power Systems and Armor Divisions stood at $24,424,030, $6,823,035 and $1,989,836, respectively, as of June 30, 2008 and $24,235,419, $5,413,210 and $1,066,596, respectively, as of June 30, 2007.

NOTE 5:	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the six and three months ended June 30, 2008 and 2007 is summarized below:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(2,919,229)	$(3,183,791)	$(1,948,630)	$(1,485,549)
Foreign currency translation	1,642,004	(206,891)	699,777	(291,698)
Total comprehensive loss	$(1,277,225)	$(3,390,682)	$(1,248,853)	$(1,777,247)

Index

NOTE 6:	ACQUISITIONS

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

Purchase of Realtime Technologies, Inc.

In February 2008 the Company’s FAAC subsidiary acquired all of the outstanding stock of Realtime Technologies, Inc. (RTI), a privately-owned corporation headquartered in Royal Oak, Michigan, for a total of $1,375,000, including $1,250,000 in cash, $100,000 in Company stock (54,348 shares) and approximately $25,000 in acquisition costs with a 2008 earnout (maximum of $250,000) based on 2008 net profit.  RTI specializes in multi-body vehicle dynamics modeling and graphical simulation solutions. RTI’s product portfolio provides FAAC with the opportunity to economically add new features to the driver training products marketed by FAAC.

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

Index

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

Index

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

Index

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

Overview of Results of Operations

We incurred significant operating losses for the year ended December 31, 2007 and for the first six months of 2008. While we expect to continue to derive revenues from the sale of products that our subsidiaries manufacture and the services that they provide, there can be no assurance that we will be able to achieve or maintain profitability on a consistent basis.

A portion of our operating loss during 2007 and the first six months of 2008 arose as a result of non-cash charges. These charges were primarily related to our acquisitions, financings and issuances of restricted shares and options to employees. To the extent that we continue these activities during the remainder of 2008, we would expect to continue to incur such non-cash charges in the future.

Index

Acquisitions

In acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of intangible assets in the amount of a fraction (based on the useful life of the intangible assets) of the amount recorded as intangible assets. Such amortization charges continued during 2008. We are required to review intangible assets for impairment whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that intangible asset has been impaired, we must record the impairment charge in our statement of operations.  We incurred non-cash charges for amortization of intangible assets in the amount of $985,000 during the first six months of 2008.

In the case of goodwill, the assets recorded as goodwill are not amortized; instead, we are required to perform an annual impairment review. If we determine, through the impairment review process, that goodwill has been impaired, we must record the impairment charge in our statement of operations.  The Company is currently performing its impairment review, which is done annually using the June 30 results.  We expect to complete our review during the third quarter and as noted, will record impairment charges, if any, as determined in this review.

Financings and Issuances of Restricted Shares and Options

During 2006 and 2007, we issued options and restricted shares to certain employees along with restricted shares to our directors in 2007 and 2008. These options and shares were issued as bonuses, and generally vest over a period of two or three years from the date of issuance. Relevant accounting rules provide that the aggregate amount of the difference between the purchase price of the restricted shares (in this case, generally zero) and the market price of the shares on the date of grant is taken as a general and administrative expense, amortized over the life of the period of the restriction.

As a result of the application of the above accounting rules, we incurred, for the six months ended June 30, 2008 and 2007, compensation expense related to stock options and restricted shares of approximately $631,000 and $1.0 million, respectively, of which $34,000 and $104,000, respectively, was for stock options and $597,000 and $928,000, respectively, was for restricted shares.

Overview of Operating Performance and Backlog

Overall, our net loss before minority interest earnings, earnings from affiliated company and tax expenses for the six months ended June 30, 2008 was $2.8 million on revenues of $25.9 million, compared to a net loss of $2.8 million on revenues of $24.6 million during the six months ended June 30, 2007. As of June 30, 2008, our overall backlog totaled $51.6 million.

In our Training and Simulation Division, revenues increased from approximately $9.4 million in the first six months of 2007 to $14.7 million in the first six months of 2008. As of June 30, 2008, our backlog for our Training and Simulation Division totaled $20.5 million.

Index

In our Battery and Power Systems Division, revenues increased from approximately $5.1 million in the first six months of 2007 to approximately $5.3 million in the first six months of 2008. As of June 30, 2008, our backlog for our Battery and Power Systems Division totaled $12.7 million.

In our Armor Division, revenues decreased from $10.1 million during the first six months of 2007 to $5.8 million during the first six months of 2008. As of June 30, 2008, our backlog for our Armor Division totaled $18.4 million.

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

Results of Operations

Three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Revenues. During the three months ended June 30, 2008, we (through our subsidiaries) recognized revenues as follows:

➢
FAAC and RTI recognized revenues from the sale of multimedia interactive simulators, interactive use-of-force training systems, and from the provision of maintenance services in connection with such systems.

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

Revenues for the three months ended June 30, 2008 totaled $12.6 million, compared to $13.0 million in the comparable period in 2007, a decrease of $422,000, or 3.2%. In the second quarter of 2008, revenues were $7.2 million for the Training and Simulation Division (compared to $5.2 million in the second quarter of 2007, an increase of $2.0 million, or 38.7%, due primarily to increased sales of military vehicle simulators and use of force simulators); $2.2 million for the Battery and Power Systems Division (compared to $2.5 million in the second quarter of 2007, a decrease of $335,000, or 13.2%, due primarily to decreased sales of our battery products at Epsilor and EFB); and $3.2 million for the Armor Division (compared to $5.3 million in the second quarter of 2007, a decrease of $2.1 million, or 39.5%, due primarily to decreased revenues from MDT and MDT Armor, mostly in respect of the completion of orders for the “David” Armored Vehicle).

Index

Cost of revenues, exclusive of amortization of intangibles. Cost of revenues totaled $9.8 million during the second quarter of 2008, compared to $9.3 million in the second quarter of 2007, an increase of $486,000, or 5.2%, due primarily to increased sales in our Training and Simulation and our Battery and Power Systems divisions offset by erosion of the margin in our Battery Division and Armor Division.

Research and development. Research and development expenses for the second quarter of 2008 were $226,000, compared to $424,000 during the second quarter of 2007, a decrease of $198,000, or 46.8%. This decrease was primarily attributable to a general reduction of research and development in the Simulation and Battery Divisions, offset by an increase in research and development expenses in the Armor Division.

Selling and marketing expenses. Selling and marketing expenses for the second quarter of 2008 were $1.1 million, compared to $1.1 million in the second quarter of 2007, an increase of $82,000, or 7.7%.  This increase was primarily attributable to additional expenses in our Battery and Armor Divisions, offset by slightly reduced expenses in our Simulation Division.

General and administrative expenses. General and administrative expenses for the second quarter of 2008 were $3.3 million, compared to $2.6 million in the second quarter of 2007, an increase of $668,000, or 25.5%. This increase was primarily attributable to additional expenses in our Simulation and Battery Divisions along with additional corporate expenses, offset by reduced expenses in our Armor Division.

Amortization of intangible assets. Amortization of intangible assets totaled $492,000 in the second quarter of 2008, compared to $396,000 in the second quarter of 2007, an increase of $96,000, or 24.3%, due primarily to an increase in amortization of capitalized technology in our Training and Simulation Division along with an increase in identified intangibles due to the acquisition of RTI.

Financial income (expenses), net. Financial income (expenses) totaled approximately $137,000 in the second quarter of 2008, compared to an expense of $(503,000) in the second quarter of 2007, an improvement of $640,000, or 127.3%. The difference was due primarily to reductions in debenture expenses, debenture interest, line of credit interest and currency fluctuations in payments made in 2008

Income tax credits (expenses). We and certain subsidiaries incurred net operating losses during the three months ended June 30, 2008 and accordingly, no provision for income taxes was recorded in this quarter. With respect to some of our subsidiaries that operated at a net profit during 2008, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $(108,000) in tax expense in the second quarter of 2008, compared to $69,000 in tax expense in the second quarter of 2007, a decrease of $177,000, or 256.7%, mainly concerning state and local taxes.

Index

Net loss. Due to the factors cited above, net loss increased from $1.5 million in the second quarter of 2007 to $1.9 million in the second quarter of 2008, an increase of $463,000, or 31.2%.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Revenues. During the six months ended June 30, 2008, we (through our subsidiaries) recognized revenues as follows:

➢
FAAC and RTI recognized revenues from the sale of multimedia interactive simulators, interactive use-of-force training systems, and from the provision of maintenance services in connection with such systems.

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

Revenues for the six months ended June 30, 2008 totaled $25.9 million, compared to $24.6 million in the comparable period in 2007, an increase of $1.3 million, or 5.3%. In the first six months of 2008, revenues were $14.7 million for the Training and Simulation Division (compared to $9.4 million in the first six months of 2007, an increase of $5.3 million, or 56.7%, due primarily to increased sales of military vehicle simulators and use of force simulators); $5.3 million for the Battery and Power Systems Division (compared to $5.1 million in the first six months of 2007, an increase of $233,000, or 4.6%, due primarily to increased sales of our battery products at Epsilor and EFB); and $5.8 million for the Armor Division (compared to $10.1 million in the first six months of 2007, a decrease of $4.3 million, or 42.2%, due primarily to decreased revenues from MDT and MDT Armor, mostly in respect of the completion of orders for the “David” Armored Vehicle due to the model changeover and unforeseen material shortages from our primary steel supplier).

Cost of revenues, exclusive of amortization of intangibles. Cost of revenues totaled $19.8 million during the first six months of 2008, compared to $16.7 million in the first six months of 2007, an increase of $3.1 million, or 18.5%, due primarily to increased sales in our Training and Simulation and our Battery and Power Systems Divisions along with erosion in margin in our Armor Division.

Index

Research and development. Research and development expenses for the first six months of 2008 were $833,000, compared to $922,000 during the first six months of 2007, a decrease of $89,000, or 9.7%. This decrease was primarily attributable to a general reduction of research and development in the Battery Division, offset by a small increase in research and development expenses in the Simulation and Armor Divisions.

Selling and marketing expenses. Selling and marketing expenses for the first six months of 2008 were $2.3 million, compared to $2.1 million in the first six months of 2007, an increase of $193,000, or 9.2%.  This increase was primarily attributable to additional expenses in our Battery and Armor Divisions, offset by slightly reduced expenses in our Simulation Division.

General and administrative expenses. General and administrative expenses for the first six months of 2008 were $6.8 million, compared to $6.3 million in the first six months of 2007, an increase of $476,000, or 7.5%. This increase was primarily attributable to additional expenses in our Simulation and Battery Divisions, offset by reduced expenses in our Armor Division and in corporate.

Amortization of intangible assets. Amortization of intangible assets totaled $985,000 in the first six months of 2008, compared to $736,000 in the first six months of 2007, an increase of $249,000, or 33.8%, due primarily to an increase in amortization of capitalized technology in our Training and Simulation Division along with an increase in identified intangibles due to the acquisition of RTI.

Escrow adjustment – credit. The escrow adjustment – credit of $1.4 million represents the first quarter adjustment to operating expenses resulting from the completion of the escrow arbitration.  This was a contingent earnout obligation that was identified by us when AoA was purchased.

Financial income (expenses), net. Financial income (expenses) totaled approximately $(53,000) in the first six months of 2008, compared to $(627,000) in the first six months of 2007, an improvement of $574,000, or 91.6%. The difference was due primarily to reductions in debenture expenses, debenture interest, line of credit interest and currency fluctuations in payments made in 2008

Income taxes. We and certain of our subsidiaries incurred net operating losses during the six months ended June 30, 2008 and accordingly, no provision for income taxes was recorded in this quarter. With respect to some of our subsidiaries that operated at a net profit during 2008, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $12,000 in tax expense in the first six months of 2008, compared to $175,000 in tax expense in the first six months of 2007, a decrease of $163,000, or 93.2%, mainly concerning state and local taxes.

Net loss. Due to the factors cited above, net loss decreased from $3.2 million in the first six months of 2007 to $2.9 million in the first six months of 2008, a decrease of $265,000, or 8.3%.

Index

Liquidity and Capital Resources

As of June 30, 2008, we had $1.7 million in cash, $179,000 in restricted collateral securities and restricted held-to-maturity securities due within one year, and $55,000 in available-for-sale marketable securities, as compared to December 31, 2007, when we had $3.4 million in cash, $320,000 in restricted collateral securities, $1.5 million in an escrow receivable and $47,000 in available-for-sale marketable securities.

We used available funds in the six months ended June 30, 2008 primarily for sales and marketing, continued research and development expenditures, and other working capital needs. We increased our investment in fixed assets during the six months ended June 30, 2008 by $665,000 over the investment as at December 31, 2007. Our net fixed assets amounted to $5.2 million at quarter end.

Net cash provided by (used in) operating activities from continuing operations for the six months ended June 30, 2008 and 2007 was $2.8 million and $(453,000), respectively, an increase of $3.3 million. This increase in cash used was primarily the result of changes in working capital.

Net cash provided by (used in) investing activities for the six months ended June 30, 2008 and 2007 was $2.4 million and $(383,000) an increase of $2.0 million. This increase was primarily the result of the RTI acquisition and the purchase of minority interest in MDT.

Net cash used in financing activities for the six months ended June 30, 2008 and 2007 was $(2.3) million and $(110,000), respectively, an increase of $2.2 million, primarily due to the reduction in short term bank debt.

As of June 30, 2008, we had approximately $2.3 million in bank debt outstanding compared to $4.6 million as of December 31, 2007.

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

Index

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

While we conduct our business primarily in U.S. dollars, some of our agreements are denominated in foreign currencies, and we occasionally hedge part of the risk of a devaluation of the U.S dollar, which could have an adverse effect on the revenues that we incur in foreign currencies. We do not hold or issue derivative financial instruments for trading or speculative purposes.

ITEM 4T.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our periodic reports that we file with the SEC. These disclosure controls and procedures are intended to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objective of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluations, our principal executive officer and principal financial officer were able to conclude that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2008 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Index

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

ITEM 1.	LEGAL PROCEEDINGS.

Class Action Litigation

In May 2007, two purported class action complaints (the “Complaint”) were filed in the United States District Court for the Eastern District of New York against us and certain of our officers and directors. These two cases were consolidated in June 2007. A similar case filed in the United States District Court for the Eastern District of Michigan in March 2007 was withdrawn by the plaintiff in June 2007. The Complaint seeks class status on behalf of all persons who purchased our securities between November 9, 2004 and November 14, 2005 (the “Period”) and alleges violations by us and certain of our officers and directors of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, primarily related to our acquisition of Armour of America in 2005 and certain public statements made by us with respect to our business and prospects during the Period. The Complaint also alleges that we did not have adequate systems of internal operational or financial controls, and that our financial statements and reports were not prepared in accordance with GAAP and SEC rules. The Complaint seeks an unspecified amount of damages. A lead plaintiff has been named, and the plaintiff’s consolidated amended complaint was filed in September 2007. Our motion to dismiss was filed in November 2007 and oral argument on the motion was heard on July 21, 2008. A decision on our motion is not expected until later in 2008.

Although the ultimate outcome of this matter cannot be determined with certainty, we believe that the allegations stated in the Complaint are without merit and we and our officers and directors named in the Complaint intend to defend ourselves vigorously against such allegations.

NAVAIR Litigation

In December 2004, AoA filed an action in the United States Court of Federal Claims against the United States Naval Air Systems Command (NAVAIR), seeking approximately $2.2 million in damages for NAVAIR’s alleged improper termination of a contract for the design, test and manufacture of a lightweight armor replacement system for the United States Marine Corps CH-46E rotor helicopter. NAVAIR, in its answer, counterclaimed for approximately $2.1 million in alleged reprocurement and administrative costs. Trial in this matter has concluded, but no decision has yet been rendered. We are unable to make any prediction or assessment as to what the ultimate outcome of this case will be.

Index

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:     August 14, 2008

AROTECH CORPORATION
By:	/s/ Robert S. Ehrlich
	Name:	Robert S. Ehrlich
	Title:	Chairman and CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Vice President – Finance and CFO
(Principal Financial Officer)

Index

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