Form 10-Q/A
period 2008-06-30
AROTECH CORP
filed 2008-09-15
CIK 916529

OMB APPROVAL
OMB Number: 3235-0070 Expires: August 31, 2008 Estimated average burden hours per response 192.00
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Arotech Corporation (the “Company” or “Arotech”) for the three and six months ended June 30, 2008 is being filed to correct a classification error in the Cash Flow section of Arotech’s Condensed Consolidated Financial Statements and the related disclosures.

As discussed in Note 8, “Correction of Cash Flow Statement,” of the notes to the accompanying Condensed Consolidated Financial Statements in this Form 10-Q/A, the correction of this error from previously reported information for the six months ended June 30, 2008 has resulted in a change in the Cash Flows from Operating Activities and Cash Flows from Investing Activities along with the related Management’s Discussion and Analysis discussion.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	June 30, 2008	December 31, 2007
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$1,714,056	$3,447,671
Restricted collateral deposits	179,194	320,454
Escrow receivable	–	1,479,826
Available-for-sale marketable securities	54,856	47,005
Trade receivables (net of allowance for doubtful accounts in the amount of zero as of June 30, 2008 and $25,000 as of December 31, 2007)	7,881,720	14,583,213
Unbilled receivables	3,257,644	3,271,594
Other accounts receivable and prepaid expenses	1,526,841	1,614,614
Inventories	12,555,330	7,887,820
Total current assets	27,169,641	32,652,197
SEVERANCE PAY FUND	3,207,355	2,815,040
DEFERRED TAX ASSETS	92,703	77,709
OTHER LONG-TERM RECEIVABLES	272,986	309,190
PROPERTY AND EQUIPMENT, NET	5,243,452	5,079,796
INVESTMENT IN AFFILIATED COMPANY	236,082	352,168
OTHER INTANGIBLE ASSETS, NET	8,097,347	7,837,076
GOODWILL	33,236,901	31,358,131
	$77,556,467	$80,481,307

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$5,414,414	$4,233,288
Other accounts payable and accrued expenses	3,790,503	4,889,729
Current portion of capitalized leases	80,573	67,543
Current portion of promissory notes due to purchase of subsidiaries	–	151,450
Current portion of long-term debt	56,515	103,844
Short term bank credit	2,308,350	4,557,890
Deferred revenues	2,287,632	2,903,166
Total current liabilities	13,937,987	16,906,910
Accrued severance pay	5,455,273	4,853,231
Long-term portion of capitalized leases	146,789	86,989
Long-term portion of long-term debt	1,061,806	1,088,498
Other long-term liabilities	150,513	110,255
Deferred taxes	1,020,000	1,020,000
Total long-term liabilities	7,834,381	7,158,973
MINORITY INTEREST	–	83,816
SHAREHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each;
Authorized: 250,000,000 shares as of June 30, 2008 and December 31, 2007; Issued and outstanding: 13,637,639 and 13,544,819 shares as of June 30, 2008 and December 31, 2007, respectively	136,377	135,448
Preferred shares – $0.01 par value each;
Authorized: 1,000,000 shares as of June 30, 2008 and December 31, 2007; No shares issued and outstanding as of June 30, 2008 and December 31, 2007	–	–
Additional paid-in capital	219,287,852	218,551,110
Accumulated deficit	(165,441,787)	(162,522,558)
Notes receivable from shareholders	(1,341,788)	(1,333,833)
Accumulated other comprehensive loss	3,143,445	1,501,441
Total shareholders’ equity	55,784,099	56,331,608
	$77,556,467	$80,481,307

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. Dollars, except share data)

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Revenues	$25,857,582	$24,557,890	$12,607,006	$13,028,728
Cost of revenues, exclusive of amortization of intangibles	19,772,500	16,685,240	9,767,718	9,282,017
Research and development	832,872	922,255	225,778	424,170
Selling and marketing expenses	2,286,995	2,093,501	1,144,356	1,062,733
General and administrative expenses	6,825,780	6,349,404	3,293,320	2,625,114
Amortization of intangible assets	985,021	736,171	492,408	396,211
Escrow adjustment – credit	(1,448,074)	–	–	–
Total operating costs and expenses	29,255,094	26,786,571	14,923,580	13,790,245
Operating loss	(3,397,512)	(2,228,681)	(2,316,574)	(761,517)
Other income	659,149	69,118	122,777	57,174
Financial income (expenses), net	(52,952)	(626,813)	137,061	(502,733)
Loss before minority interest in earnings of a subsidiary, earnings from affiliated company and income tax expenses	(2,791,315)	(2,786,376)	(2,056,736)	(1,207,076)
Income tax credits (expenses)	(11,828)	(174,906)	108,106	(68,999)
Loss from affiliated company	(116,086)	(112,179)	–	(159,800)
Minority interest in earnings of subsidiaries	–	(110,330)	–	(49,674)
Net loss	$(2,919,229)	$(3,183,791)	$(1,948,630)	$(1,485,549)
Basic and diluted net loss per share	$(0.23)	$(0.28)	$(0.15)	$(0.13)
Weighted average number of shares used in computing basic and diluted net loss per share	12,591,575	11,301,183	12,604,715	11,380,845

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)
	Six months ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,919,229)	$(3,183,791)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Minority interest in loss of subsidiary	–	110,330
Loss from affiliated company	116,086	112,179
Depreciation	609,921	1,183,948
Amortization of intangible assets, capitalized software costs and impairment of intangible assets	985,018	736,171
Accrued severance pay, net	209,727	92,742
Compensation related to shares issued to employees, consultants and directors	631,347	1,032,702
Amortization relating to warrants issued to the holders of convertible debentures and beneficial conversion feature	–	226,437
Amortization of deferred charges related to convertible debenture issuance	–	58,498
Capital loss from sale of property and equipment	–	3,232
Escrow adjustment	(1,845,977)	–
Decrease (increase) in trade receivables	6,894,307	(1,481,220)
Decrease in other accounts receivable and prepaid expenses	24,309	267,866
Increase in deferred tax assets	(14,994)	(10,988)
Increase in inventories	(4,637,316)	(1,144,679)
Decrease in unbilled receivables	79,251	1,131,990
Decrease in deferred revenues	(615,534)	(2,735)
Increase in trade payables	1,170,166	2,243,515
Decrease in other accounts payable and accrued expenses	(1,173,626)	(1,840,175)
Net cash provided by (used in) operating activities	(486,544)	(452,990)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(664,555)	(511,183)
Escrow settlement	3,325,803	–
Acquisition of subsidiary, net of cash acquired	(1,206,273)	–
Acquisition of minority interest	(660,500)	–
Repayment of promissory notes related to acquisition of subsidiaries	(151,450)	(151,450)
Decrease in restricted cash	133,409	279,308
Net cash used in investing activities	956,890	(383,325)
FORWARD	$469,890	$(836,315)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)

	Six months ended June 30,
	2008	2007
FORWARD	$469,890	$(836,315)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	–	37,642
Repayment of long-term loans	(74,021)	(29,373)
Decrease in short term bank credit	(2,249,540)	(118,092)
Net cash used in financing activities	(2,323,561)	(109,823)
DECREASE IN CASH AND CASH EQUIVALENTS	(1,853,671)	(946,138)
CASH ACCRETION (EROSION) DUE TO EXCHANGE RATE DIFFERENCES	120,056	(54,103)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	3,447,671	2,368,872
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$1,714,056	$1,368,631
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Stock issued for acquisition	$100,000	$–
Assets recorded for capital lease addition	$109,025	$–
Assets recorded in association with seller financed debt	$–	$1,115,000
Payment of principal installment of convertible debenture in shares	$–	$1,458,333

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

NOTE 3:                                IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations, to further enhance the accounting and financial reporting related to business combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the Company’s adoption of SFAS No. 141(R) will depend upon the extent and magnitude of acquisitions after December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The Statement does not require any new fair value measurements and was initially effective for the Company beginning January 1, 2008. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2. FSP FAS 157-2 defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. On January 1, 2008, we adopted the provisions of SFAS No. 157 for our financial assets and liabilities. The adoption of the standard did not have a material impact on our financial statements. We elected to defer the adoption of SFAS No. 157 for our non-financial assets and liabilities until January 1, 2009. We are currently evaluating the impact that the deferred provisions of this standard will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. The fair value option is irrevocable unless a new election date occurs, may be applied instrument by instrument, with a few exceptions, and applies only to entire instruments and not to portions of instruments. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. SFAS No. 159 was effective for the Company beginning January 1, 2008. The adoption of the standard did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, to create accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require (1) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (2) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income, (3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently, (4) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary to be initially measured at fair value, and (5) entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and prohibits early adoption. Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation is not expected to be material to the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No.161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Since SFAS No. 161 affects only disclosures, it is not expected to impact the Company’s financial position or results of operations upon adoption.

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
_______________________________ (1) The full amount of the goodwill is expected to be deductible for U.S. tax purposes.

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

NOTE 8:                                CORRECTION OF CASH FLOW STATEMENT

Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, the Company determined that its Consolidated Statements of Cash Flows for the six months ended June 30, 2008 contained errors in classification of activities related to the Escrow Adjustment that was finalized in the quarter ended June 30, 2008. As a result, the Company has corrected the accompanying Consolidated Statements of Cash Flows for the six months ended June 30, 2008. The correction affects the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the Consolidated Statement of Cash Flows for the six months ended June 30, 2008 but it has no impact on the Net Increase (Decrease) in Cash and Cash Equivalents set forth in that Statement. The correction does not affect the Company’s Condensed Consolidated Balance Sheet or Condensed Consolidated Statement of Operations as of and for the six months ended June 30, 2008.

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

Net cash provided by (used in) operating activities from continuing operations for the six months ended June 30, 2008 and 2007 was $(487,000) and $(453,000), respectively, a decrease of $(34,000). This decrease in cash used was primarily the result of changes in working capital.

Net cash provided by (used in) investing activities for the six months ended June 30, 2008 and 2007 was $1.0 million and $(383,000) an increase of $1.3 million. This increase was primarily the result of the escrow settlement, offset by the RTI acquisition and the purchase of minority interest in MDT.

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

Dated:                      September 15, 2008

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