Form 10-Q
period 2008-09-30
AROTECH CORP
filed 2008-11-14
CIK 916529

0
OMB APPROVAL
OMB Number: 3235-0070 Expires: November 30, 2008 Estimated average burden hours per response 192.00
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2008 .

Commission file number:   0-23336

AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

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

            Large accelerated filer: ☐                                          Accelerated filer: ☐          Non-accelerated filer: ☐          Smaller reporting company: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                              Yes  ☐   No  ☒

The number of shares outstanding of the issuer’s common stock as of November 12, 2008 was 13,637,639.

SEC 1296 (02-08)
Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	September 30, 2008	December 31, 2007
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$1,641,173	$3,447,671
Restricted collateral deposits	163,292	320,454
Escrow receivable	–	1,479,826
Available-for-sale marketable securities	53,650	47,005
Trade receivables (net of allowance for doubtful accounts in the amount of $0 as of September 30, 2008 and $25,000 as of December 31, 2007)	13,930,931	14,583,213
Unbilled receivables	2,822,609	3,271,594
Other accounts receivable and prepaid expenses	1,562,742	1,614,614
Inventories	10,673,903	7,887,820
Total current assets	30,848,300	32,652,197
DEFERRED TAX ASSETS	101,786	77,709
SEVERANCE PAY FUND	3,161,644	2,815,040
OTHER LONG-TERM RECEIVABLES	2,712,529	309,190
PROPERTY AND EQUIPMENT, NET	5,214,135	5,079,796
INVESTMENT IN AFFILIATED COMPANY	90,957	352,168
OTHER INTANGIBLE ASSETS, NET	7,609,397	7,837,076
GOODWILL	33,078,441	31,358,131
	$82,817,189	$80,481,307

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$4,311,859	$4,233,288
Other accounts payable and accrued expenses	4,097,633	4,889,729
Current portion of capitalized leases	72,391	67,543
Current portion of promissory notes due to purchase of subsidiaries	–	151,450
Current portion of long-term debt	1,477,791	103,844
Short term bank credit	2,755,674	4,557,890
Deferred revenues	2,887,839	2,903,166
Total current liabilities	15,603,187	16,906,910
Accrued severance pay	5,501,106	4,853,231
Long-term portion of capitalized leases	133,598	86,989
Long-term portion of long-term debt	4,293,608	1,088,498
Other long-term liabilities	157,136	110,255
Deferred taxes	1,020,000	1,020,000
Total long-term liabilities	11,105,448	7,158,973
MINORITY INTEREST	–	83,816
SHAREHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each;
Authorized: 250,000,000 shares as of September 30, 2008 and December 31, 2007; Issued and outstanding: 13,637,639 and 13,544,819 shares as of September 30, 2008 and December 31, 2007, respectively	136,377	135,448
Preferred shares – $0.01 par value each;
Authorized: 1,000,000 shares as of September 30, 2008 and December 31, 2007; No shares issued and outstanding as of September 30, 2008 and December 31, 2007	–	–
Additional paid-in capital	219,925,303	218,551,110
Accumulated deficit	(165,486,191)	(162,522,558)
Notes receivable from shareholders	(1,345,147)	(1,333,833)
Accumulated other comprehensive loss	2,878,212	1,501,441
Total shareholders’ equity	56,108,554	56,331,608
	$82,817,189	$80,481,307

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. Dollars, except share data)

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Revenues	$45,074,091	$40,011,014	$19,216,509	$15,453,124
Cost of revenues, exclusive of amortization of intangibles	33,256,814	27,764,509	13,484,314	11,079,269
Research and development	1,231,530	1,413,852	398,658	491,597
Selling and marketing expenses	3,290,499	2,999,226	1,003,504	905,725
General and administrative expenses	10,025,658	9,221,310	3,199,878	3,309,628
Amortization of intangible assets	1,362,251	1,481,764	377,230	307,871
Escrow adjustment – credit	(1,448,074)	–	–	–
Total operating costs and expenses	47,718,678	42,880,661	18,463,584	16,094,090
Operating income (loss)	(2,644,587)	(2,869,647)	752,925	(640,966)
Other income	670,483	75,452	11,334	6,333
Financial expenses, net	(341,632)	(707,225)	(288,680)	(80,412)
Income (loss) before minority interest in earnings of a subsidiary, earnings from affiliated company and income tax expenses	(2,315,736)	(3,501,420)	475,579	(715,045)
Income tax expenses	(386,690)	(298,193)	(374,862)	(123,287)
Loss from affiliated company	(261,207)	(139,725)	(145,121)	(27,546)
Minority interest in loss (earnings) of subsidiaries	–	(27,402)	–	82,929
Net loss	$(2,963,633)	$(3,966,740)	$(44,404)	$(782,949)
Basic and diluted net loss per share	$(0.24)	$(0.35)	$(0.00)	$(0.06)
Weighted average number of shares used in computing basic net loss per share	12,595,987	11,315,676	12,604,715	12,161,564

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)
	Nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,963,633)	$(3,966,740)
Adjustments required to reconcile net loss to net cash used in operating activities:
Minority interest in loss of subsidiary	–	27,402
Loss from affiliated company	261,211	139,725
Depreciation	957,590	1,495,194
Amortization of intangible assets and capitalized software costs	1,362,252	1,481,764
Amortization of debt discount	17,179	–
Accrued severance pay, net	301,271	259,402
Compensation related to shares issued to employees, consultants and directors	853,139	1,258,464
Financial expense relating to warrants issued to the holders of convertible debentures and beneficial conversion feature	–	280,382
Amortization of deferred charges related to convertible debenture issuance	–	62,999
Escrow adjustment	(1,845,977)	–
Decrease (increase) in trade receivables and notes receivable	845,096	(2,217,231)
Decrease (increase) in other accounts receivable and prepaid expenses	48,866	(82,348)
Decrease (increase) in deferred tax assets	(24,077)	12,772
Increase in inventories	(2,755,889)	(1,344,215)
Decrease in unbilled receivables	514,286	244,378
Decrease (increase) in deferred revenues	(15,327)	239,353
Decrease in trade payables	67,611	1,723,774
Decrease in other accounts payable and accrued expenses	(881,249)	(499,603)
Net cash used in operating activities	(3,257,651)	(884,528)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(982,905)	(1,235,407)
Convertible loan	(2,500,000)	–
Proceeds from escrow settlement	3,325,803	–
Acquisition of subsidiary, net of cash acquired	(1,037,884)	–
Acquisition of minority interest	(660,500)	–
Repayment of promissory notes related to acquisition of subsidiaries	(151,450)	(227,175)
Decrease in restricted cash	150,517	397,464
Net cash used in investing activities	(1,856,419)	(1,065,118)
FORWARD	$(5,114,070)	$(1,949,646)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (U.S. Dollars)

	Nine months ended September 30,
	2008	2007
FORWARD	$(5,114,070)	$(1,949,646)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	–	37,642
Accrued interest – financing activities	62,500	–
Repayment of long term loans	(88,322)	(13,894)
Increase (decrease) in short term bank credit	(1,802,216)	1,236,396
Increase in senior convertible note	5,000,000	–
Net cash used in financing activities	3,171,962	1,260,144
DECREASE IN CASH AND CASH EQUIVALENTS	(1,942,108)	(689,502)
CASH ACCRETION (EROSION) DUE TO EXCHANGE RATE DIFFERENCES	135,610	(21,396)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	3,447,671	2,368,872
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$1,641,173	$1,657,974
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Stock issued for acquisition	$100,000	$–
Assets recorded for capital lease addition	$109,025	$–
Interest paid	$253,590	$271,953
Mortgage note payable (seller financed) issued for purchase of building	$–	$1,115,000

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:                                BASIS OF PRESENTATION

a.           Company:

Arotech Corporation (“Arotech” or the “Company”), and its wholly-owned subsidiaries provide defense and security products for the military, law enforcement and homeland security markets, including advanced zinc-air and lithium batteries and chargers, multimedia interactive simulators/trainers and lightweight vehicle armoring. The Company is primarily operating through its wholly-owned subsidiaries FAAC Corporation (“FAAC”) and FAAC’s division IES Industries (“IES”), both based in Ann Arbor, Michigan, and FAAC’s subsidiary Realtime Technologies, Inc. (“RTI”), which is based in Royal Oak, Michigan; Electric Fuel Battery Corporation (“EFB”), based in Auburn, Alabama; Electric Fuel Ltd. (“EFL”), based in Beit Shemesh, Israel; Epsilor Electronic Industries, Ltd. (“Epsilor”), based in Dimona, Israel; MDT Protective Industries, Ltd. (“MDT”), based in Lod, Israel; MDT Armor Corporation (“MDT Armor”), based in Auburn, Alabama; and Armour of America, Incorporated (“AoA”), based in Auburn, Alabama.

b.           Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at September 30, 2008, its operating results for the three- and nine-month periods ended September 30, 2008 and 2007, and its cash flow for the nine-month periods ended September 30, 2008 and 2007.

The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2008.

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

c.           Accounting for stock-based compensation:

For the three months ended September 30, 2008 and 2007 the compensation expense recorded related to stock options and restricted shares was $221,792 and $1,258,464, respectively, of which $17,331 and $145,170, respectively, was for stock options and $204,461 and $1,113,294, respectively, was for restricted shares. The remaining total compensation cost related to non-vested stock options and restricted share awards not yet recognized in the income statement as of September 30, 2008 was $1,222,944 of which $40,989 was for stock options and $1,181,955 was for restricted shares. The weighted average period over which this compensation cost is expected to be recognized is approximately two years. Income tax expense was not impacted since the Company is in a net operating loss position. There were no new options or restricted stock issued in the first nine months of 2008 and no options were exercised in the first nine months of 2008. The Company’s directors received their annual restricted stock grants on April 1, 2008 in accordance with the terms of the directors’ stock compensation plan.

d.           Reclassification:

Certain comparative data in these financial statements have been reclassified to conform with the current year’s presentation.

e.           Anti-dilutive shares for EPS calculation

All outstanding stock options, non-vested restricted stock and warrants have been excluded from the calculation of the diluted net loss per common share because all such securities are anti-dilutive for the periods presented. The total weighted average number of shares related to the outstanding options, restricted stock and warrants excluded from the calculations of diluted net loss per share for the periods ended September 30, 2008 and 2007 were 2,058,922 and 1,643,974, respectively.

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

	September 30, 2008	December 31, 2007
	(Unaudited)
Raw and packaging materials	$8,453,053	$6,043,170
Work-in-progress	1,924,009	1,583,790
Finished goods	296,841	260,860
	$10,673,903	$7,887,820

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect that the adoption of SFAS No. 162 will impact its financial position or results of operations.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). FSP No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, FSP No. APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company does not expect the adoption of this pronouncement will impact its financial position or results of operations.

In June 2008, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached on Emerging Issues Task Force Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF Issue No. 07-5”). EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company does not expect the adoption of this pronouncement to materially impact its financial position or results of operations.

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

b.           The following is information about reported segment revenues, income (losses) and total assets for the nine and three months ended September 30, 2008 and 2007:

	Training and Simulation	Battery and Power Systems	Armor	All Others	Total
Nine months ended September 30, 2008
Revenues from outside customers	$23,093,720	$9,705,039	$12,275,332	$–	$45,074,091
Depreciation, amortization and impairment expenses (1)	(1,235,206)	(778,558)	(124,719)	(181,359)	(2,319,842)
Direct expenses (2)	(19,047,945)	(9,901,501)	(13,119,221)	(3,307,583)	(45,376,250)
Segment income (loss)	$2,810,569	$(975,020)	$(968,608)	$(3,488,942)	$(2,622,001)
Financial income (expense)	(63,091)	(33,527)	(46,341)	(198,673)	(341,632)
Net income (loss)	$2,747,478	$(1,008,547)	$(1,014,949)	$(3,687,615)	$(2,963,633)
Segment assets (3), (4)	$42,829,421	$24,654,308	$11,906,762	$3,426,698	$82,817,189
Nine months ended September 30, 2007
Revenues from outside customers	$17,836,204	$8,118,285	$14,056,525	$–	$40,011,014
Depreciation, amortization and impairment expenses (1)	(1,663,693)	(717,189)	(413,093)	(182,983)	(2,976,958)
Direct expenses (2)	(14,313,219)	(7,688,329)	(12,995,643)	(5,296,380)	(40,293,571)
Segment income (loss)	$1,859,292	$(287,233)	$647,789	$(5,479,363)	$(3,259,515)
Financial income (expense)	4,124	(12,288)	(35,057)	(664,004)	(707,225)
Net income (loss)	$1,863,416	$(299,521)	$612,732	$(6,143,367)	$(3,966,740)
Segment assets (3), (4)	$44,383,057	$19,725,033	$10,835,160	$2,148,703	$77,091,953
Three months ended September 30, 2008
Revenues from outside customers	$8,373,813	$4,387,518	$6,455,178	$–	$19,216,509
Depreciation, amortization and impairment expenses(1)	(340,326)	(277,485)	(46,768)	(60,318)	(724,897)
Direct expenses(2)	(6,765,345)	(4,064,306)	(5,699,623)	(1,718,062)	(18,247,336)
Segment income (loss)	$1,268,142	$45,727	$708,787	$(1,778,380)	$244,276
Financial expense	(74,147)	(64,299)	(53,565)	(96,669)	(288,680)
Net income (loss)	$1,193,995	$(18,572)	$655,222	$(1,875,049)	$(44,404)

	Training and Simulation	Battery and Power Systems	Armor	All Others	Total
Three months ended September 30, 2007
Revenues from outside customers	$8,440,458	$3,033,757	$3,978,908	$–	$15,453,123
Depreciation, amortization and impairment expenses (1)	(230,272)	(237,402)	(86,638)	(64,805)	(619,117)
Direct expenses (2)	(6,669,473)	(2,969,914)	(4,539,103)	(1,358,053)	(15,536,543)
Segment income (loss)	$1,540,713	$(173,559)	$(646,833)	$(1,422,858)	$(702,537)
Financial income (expense)	3,700	41,148	(30,744)	(94,516)	(80,412)
Net income (loss)	$1,544,413	$(132,411)	$(677,577)	$(1,517,374)	$(782,949)

(1)	Includes depreciation of property and equipment, amortization expenses of intangible assets and impairment of goodwill and other intangible assets.
(2)	Including, inter alia, sales and marketing, general and administrative and tax expenses.
(3)	Consisting of all assets.
(4)
Out of those amounts, goodwill in our Training and Simulation, Battery and Power Systems and Armor Divisions stood at $24,435,641, $6,685,417 and $1,957,385 respectively, as of September 30, 2008 and $24,235,419, $5,485,923 and $1,084,946, respectively, as of September 30, 2007.

NOTE 5:                                COMPREHENSIVE LOSS

Comprehensive loss for the nine and three months ended September 30, 2008 and 2007 is summarized below:
	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(2,963,633)	$(3,966,740)	$(44,404)	$(782,949)
Foreign currency translation	1,376,771	92,396	(265,233)	299,287
Total comprehensive loss	$(1,586,862)	$(3,874,344)	$(309,637)	$(483,662)

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

Purchase of Realtime Technologies, Inc.

In February 2008 the Company’s FAAC subsidiary acquired all of the outstanding stock of Realtime Technologies, Inc. (RTI), a privately-owned corporation headquartered in Royal Oak, Michigan, for a total of $1,375,000, including $1,250,000 in cash, $100,000 in Company stock (54,348 shares) and approximately $37,000 in acquisition costs with a 2008 earnout (maximum of $250,000) based on 2008 net profit. RTI specializes in multi-body vehicle dynamics modeling and graphical simulation solutions. RTI’s product portfolio provides FAAC with the opportunity to economically add new features to the driver training products marketed by FAAC.

RTI’s operating results will be included in the Company’s Training and Simulation Division as of January 1, 2008 and the effect on operations is not expected to be material.

Listed below is the purchase price allocation:

Current assets acquired, net of liabilities	$433,389
Technology and Patents - 7 year life	663,000
Trademark/Trade Names - 10 year life	28,000
Customer relationships - 10 year life	62,000
Goodwill - indefinite life(1)	200,222
Equity Value	$1,386,611
_____________________________ (1) The full amount of the goodwill is expected to be deductible for U.S. tax purposes.

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

NOTE 8:                                CONVERTIBLE NOTES AND DETACHABLE WARRANTS

a.           10% Senior Convertible Notes due August 15, 2011

Pursuant to the terms of a Securities Purchase Agreement dated August 14, 2008, the Company issued and sold to a group of institutional investors 10% senior convertible notes in the aggregate principal amount of $5.0 million due August 15, 2011. These notes are convertible at any time prior to August 15, 2011 at a conversion price of $2.24 per share. As part of our analysis of the convertible debt and related warrants, we reviewed and followed the guidance of SFAS No. 150 and EITF Issues No. 00-19, 00-27 and 05-2.

As part of the securities purchase agreement, the Company issued to the purchasers of its 10% senior convertible notes due August 15, 2011, warrants to purchase an aggregate of 558,036 shares of common stock at any time prior to August 15, 2011 at a price of $2.24 per share. The warrants were classified as equity based on relative fair value.

The relative fair value of these warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 2.78%, a volatility factor 75%, dividend yields of 0% and a contractual life of 3.0 years.

In connection with these convertible notes, the Company recorded a deferred debt discount of $412,000 with respect to the beneficial conversion feature and the discount arising from fair value allocation of the warrants according to APB No. 14, which is being amortized from the date of issuance to the stated redemption date – August 15, 2011 – or to the actual conversion date, if earlier, as financial expenses using the effective interest method.

Principle payments are due on the convertible notes as follows:

Year	Amount
2009	$1,818,180
2010	1,818,180
2011	1,363,640
$5,000,000

NOTE 9:                                FINANCING ACTIVITIES

Concurrent with the Securities Purchase Agreement dated August 14, 2008, the Company purchased a $2,500,000 Senior Subordinated Convertible Note from an unaffiliated company. This 10% Senior Subordinated Convertible Note is due December 31, 2009. The note is convertible at maturity at the Company’s option into such number of shares of the unaffiliated company’s common stock, no par value per share, as shall be equal at the time of conversion to twelve percent (12%) of the unaffiliated company’s outstanding common stock.

Interest on the outstanding principal amount of this note commenced accruing on the issuance date and is payable quarterly, in arrears, on November 15, February 15, May 15 and August 15 of each year with the first payment due November 15, 2008.

Interest on this note will be recognized as a reduction of financial expenses and will be shown on an accrual basis. Related fees and costs will be recorded as general and administrative expense.

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

Overview of Results of Operations

We incurred significant operating losses for the year ended December 31, 2007 and for the first nine months of 2008. While we expect to continue to derive revenues from the sale of products that our subsidiaries manufacture and the services that they provide, there can be no assurance that we will be able to achieve or maintain profitability on a consistent basis.

A portion of our operating loss during 2007 and the first nine months of 2008 arose as a result of non-cash charges. These charges were primarily related to our acquisitions, financings and issuances of restricted shares and options to employees. To the extent that we continue these activities during the remainder of 2008, we would expect to continue to incur such non-cash charges in the future.

Acquisitions

In acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of intangible assets in the amount of a fraction (based on the useful life of the intangible assets) of the amount recorded as intangible assets. Such amortization charges continued during 2008. We are required to review intangible assets for impairment whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that intangible asset has been impaired, we must record the impairment charge in our statement of operations. We incurred non-cash charges for amortization of intangible assets in the amount of $1,362,000 during the first nine months of 2008.

In the case of goodwill, the assets recorded as goodwill are not amortized; instead, we are required to perform an annual impairment review. If we determine, through the impairment review process, that goodwill has been impaired, we must record the impairment charge in our statement of operations. We have completed our impairment review, which is done annually at the end of the second quarter. We have determined that the fair value of the respective reporting units exceeds their respective carrying values, and therefore, there will be no impairment charges relating to goodwill. Although the cumulative book value of our reporting units exceeds our market value as of the impairment review, management still believes that the goodwill is not impaired. Several factors confirm this judgment: the long term horizon of the valuation process versus a short term valuation using current market conditions; and the valuation by individual business segments versus the market share value based on the Company as a whole. Also, our stock is thinly traded and management feels that in the current market, our stock is undervalued, especially when compared to the estimated future cash flows of the underlying entities.

Financings

The non-cash charges that relate to our financings arise when we sell convertible debentures or notes and warrants. When we issue warrants in connection with convertible debentures or notes, we record the debt discount associated with the transaction that is amortized ratably over the term of the convertible debentures or notes; when the convertible debentures or notes are converted, the entire remaining unamortized financial expense is immediately recognized in the quarter in which the conversion occurs. As and to the extent that our remaining convertible debentures or notes are converted, we would incur similar non-cash charges going forward.

As a result of the application of the above accounting rule, we incurred non-cash debt discount amortization related to our financings in the amount of $17,179 during the first nine months of 2008.

During the third quarter of 2008 and pursuant to the terms of a Securities Purchase Agreement dated August 14, 2008, we issued and sold to a group of institutional investors 10% senior convertible notes in the aggregate principal amount of $5.0 million due August 15, 2011. These notes are convertible at any time prior to August 15, 2011 at a conversion price of $2.24 per share. As part of our analysis of the convertible debt and related warrants, we reviewed and followed the guidance of SFAS No. 150 and EITF Issues No. 00-19, 00-27 and 05-2.

As part of the securities purchase agreement, the Company issued to the purchasers of its 10% secured convertible notes due August 15, 2011, warrants to purchase an aggregate of 558,036 shares of common stock at any time prior to August 15, 2011 at a price of $2.24 per share. The warrants were classified as equity based on relative fair value.

The relative fair value of these warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 2.78%, a volatility factor 75%, dividend yields of 0% and a contractual life of 3.0 years.

In connection with these convertible notes, we calculated a deferred debt discount of $412,000 with respect to the warrants and the discount arising from fair value allocation of the warrants according to APB No. 14, which is being amortized from the date of issuance to the stated redemption date – August 15, 2011 – or to the actual conversion date, if earlier, as financial expenses.

Issuances of Restricted Shares and Options

During 2007, we issued options and restricted shares to certain employees along with restricted shares to our directors in 2007 and 2008. These options and shares were issued as bonuses, and generally vest over a period of two or three years from the date of issuance. Relevant accounting rules provide that the aggregate amount of the difference between the purchase price of the restricted shares (in this case, generally zero) and the market price of the shares on the date of grant is taken as a general and administrative expense, amortized over the life of the period of the restriction.

As a result of the application of the above accounting rules, we incurred, for the nine months ended September 30, 2008 and 2007, compensation expense related to stock options and restricted shares of approximately $853,000 and $1.3 million, respectively, of which $52,000 and $145,000, respectively, was for stock options and $801,000 and $1.1 million, respectively, was for restricted shares.

Overview of Operating Performance and Backlog

Overall, our net loss before minority interest earnings, earnings from affiliated company and tax expenses for the nine months ended September 30, 2008 was $2.3 million on revenues of $45.1 million, compared to a net loss of $3.5 million on revenues of $40.0 million during the nine months ended September 30, 2007. As of September 30, 2008, our overall backlog totaled $41.7 million.

In our Training and Simulation Division, revenues increased from $17.8 million in the first nine months of 2007 to $23.1 million in the first nine months of 2008. As of September 30, 2008, our backlog for our Training and Simulation Division totaled $15.3 million.

In our Battery and Power Systems Division, revenues increased from $8.1 million in the first nine months of 2007 to $9.7 million in the first nine months of 2008. As of September 30, 2008, our backlog for our Battery and Power Systems Division totaled $13.7 million.

In our Armor Division, revenues decreased from $14.1 million during the first nine months of 2007 to $12.3 million during the first nine months of 2008. As of September 30, 2008, our backlog for our Armor Division totaled $12.7 million.

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

Results of Operations

Three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Revenues. During the three months ended September 30, 2008, we (through our subsidiaries) recognized revenues as follows:

➢
FAAC, IES and RTI recognized revenues from the sale of multimedia interactive simulators, interactive use-of-force training systems, and from the provision of maintenance services in connection with such systems.

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

Revenues for the three months ended September 30, 2008 totaled $19.2 million, compared to $15.5 million in the comparable period in 2007, an increase of $3.7 million, or 24.4%. In the third quarter of 2008, revenues were $8.4 million for the Training and Simulation Division (compared to $8.4 million in the third quarter of 2007, unchanged, due to level sales of military vehicle simulators and use of force simulators); $4.4 million for the Battery and Power Systems Division (compared to $3.0 million in the third quarter of 2007, an increase of $1.4 million, or 44.6%, due primarily to increased sales of our battery products at Epsilor and EFB); and $6.5 million for the Armor Division (compared to $4.0 million in the third quarter of 2007, an increase of $2.5 million, or 62.2%, due primarily to increased revenues from AoA for personal protection devices along with increased revenues (albeit with lower margins) from MDT and MDT Armor in respect of the completion of orders for the “David” Armored Vehicle).

Cost of revenues. Cost of revenues totaled $13.5 million during the third quarter of 2008, compared to $11.1 million in the third quarter of 2007, an increase of $2.4 million, or 21.7%, due primarily to increased sales in our Battery and Power Systems and Armor divisions.

Direct expenses for our three divisions during the third quarter of 2008 were $6.8 million for the Training and Simulation Division (compared to $6.7 million in the third quarter of 2007, an increase of $96,000, or 1.4%, due primarily to slight increases in material costs); $4.1 million for the Battery and Power Systems Division (compared to $3.0 million in the third quarter of 2007, an increase of $1.1 million, or 36.8%, due primarily to increased revenues); and $5.7 million for the Armor Division (compared to $4.5 million in the third quarter of 2007, an increase of $1.2 million, or 25.6%, due primarily to increased production of the “David” Armored Vehicle).

Amortization of intangible assets. Amortization of intangible assets totaled $377,000 in the third quarter of 2008, compared to $308,000 in the third quarter of 2007, an increase of

$69,000, or 22.5%, due primarily to an increase in amortization of capitalized technology in our Training and Simulation Division along with an increase in identified intangibles due to the acquisition of RTI.

Research and development expenses. Research and development expenses for the third quarter of 2008 were $399,000, compared to $492,000 during the third quarter of 2007, a decrease of $93,000, or 18.9%. This decrease was primarily attributable to a minor reduction in research and development activity in each of the three divisions.

Selling and marketing expenses. Selling and marketing expenses for the third quarter of 2008 were $1.0 million, compared to $906,000 in the third quarter of 2007, an increase of $98,000, or 10.8%. This increase was primarily attributable to the overall increase in revenues and their associated sales and marketing expenses.

General and administrative expenses. General and administrative expenses for the third quarter of 2008 were $3.2 million, compared to $3.3 million in the third quarter of 2007, a decrease of $110,000, or 3.3%. This decrease was primarily attributable to a reduction in corporate stock compensation expenses compared to the previous year.

Financial expenses, net. Financial expenses totaled approximately $289,000 in the third quarter of 2008, compared to $80,000 in the third quarter of 2007, an increase of $208,000, or 259.0%. The difference was due primarily to interest on convertible debt and increased interest expense as a result of higher line of credit balances outstanding in 2008 compared to the previous year.

Income taxes. We and certain of our subsidiaries incurred net operating losses during the three months ended September 30, 2008 and accordingly, no provision for income taxes was recorded in this quarter. With respect to some of our subsidiaries that operated at a net profit during 2008, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $375,000 in tax expense in the third quarter of 2008, compared to $123,000 in tax expense in the third quarter of 2007, an increase of $252,000, or 204.1%, mainly concerning state and local taxes.

Net loss. Due to the factors cited above, we recognized a net loss of $44,000 in 2008, compared to a net loss of $783,000 in 2007, an improvement of $739,000, or 94.3%.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Revenues. During the nine months ended September 30, 2008, we (through our subsidiaries) recognized revenues as follows:

➢
FAAC, IES and RTI recognized revenues from the sale of multimedia interactive simulators, interactive use-of-force training systems, and from the provision of maintenance services in connection with such systems.

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

Revenues for the nine months ended September 30, 2008 totaled $45.1 million, compared to $40.0 million in the comparable period in 2007, an increase of $5.1 million, or 12.7%. In the first nine months of 2008, revenues were $23.1 million for the Training and Simulation Division (compared to $17.8 million in the first nine months of 2007, an increase of $5.3 million, or 29.5%, due primarily to increased sales of military vehicle simulators and use of force simulators); $9.7 million for the Battery and Power Systems Division (compared to $8.1 million in the first nine months of 2007, an increase of $1.6 million, or 19.5%, due primarily to increased sales of our battery products at Epsilor and EFB); and $12.3 million for the Armor Division (compared to $14.1 million in the first nine months of 2007, a decrease of $1.8 million, or 12.7%, due primarily to decreased revenues from MDT and MDT Armor, mostly in respect of the completion of orders for the “David” Armored Vehicle).

Cost of revenues. Cost of revenues totaled $33.3 million during the first nine months of 2008, compared to $27.8 million in the first nine months of 2007, an increase of $5.5 million, or 19.8%, due primarily to increased sales in our Training and Simulation and our Battery and Power Systems divisions and to some extent by erosion of the margin in our Armor Division.

Direct expenses for our three divisions during the first nine months of 2008 were $19.0 million for the Training and Simulation Division (compared to $14.3 million in the first nine months of 2007, an increase of $4.7 million, or 33.1%, due primarily to increased sales of FAAC); $9.9 million for the Battery and Power Systems Division (compared to $7.7 million in the first nine months of 2007, an increase of $2.2 million, or 28.8%, due primarily to increased revenues and increased prices for materials); and $13.1 million for the Armor Division (compared to $13.0 million in the first nine months of 2007, an increase of $124,000, or 1.0%, due primarily to increased production of the “David” Armored Vehicle).

Amortization of intangible assets. Amortization of intangible assets totaled $1.4 million in the first nine months of 2008, compared to $1.5 million in the first nine months of 2007, a decrease of $120,000, or 8.1%, due primarily to an increase in amortization of capitalized technology in our Training and Simulation Division along with an increase in identified intangibles due to the acquisition of RTI, offset by fully amortized intangibles.

Research and development expenses. Research and development expenses for the first nine months of 2008 were $1.2 million, compared to $1.4 million during the first nine months of 2007, a decrease of $182,000, or 12.9%. This decrease was primarily attributable to a minor reduction in research and development activity in each of the three divisions.

Selling and marketing expenses. Selling and marketing expenses for the first nine months of 2008 were $3.3 million, compared to $3.0 million in the first nine months of 2007, an increase of $291,000, or 9.7%. This increase was primarily attributable to the overall increase in revenues and their associated sales and marketing expenses.

General and administrative expenses. General and administrative expenses for the first nine months of 2008 were $10.0 million, compared to $9.2 million in the first nine months of 2007, an increase of $804,000, or $8.7%. This increase was primarily attributable to increases in expenses in our Simulation division due to the additional expenses related to our new entity, Realtime Technologies, Inc.

Financial expenses, net. Financial expenses totaled approximately $342,000 in the first nine months of 2008, compared to $707,000 in the first nine months of 2007, a decrease of $366,000, or 51.7%. The difference was due primarily to decreased interest expense as a result of lower line of credit balances outstanding in 2008 compared to the previous year.

Income taxes. We and certain of our subsidiaries incurred net operating losses during the nine months ended September 30, 2008 and accordingly, no provision for income taxes was recorded in this quarter. With respect to some of our subsidiaries that operated at a net profit during 2008, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $387,000 in tax expense in the first nine months of 2008, compared to $298,000 in tax expense in the first nine months of 2007, an increase of $88,000, or 29.7%, mainly concerning state and local taxes.

Net loss. Due to the factors cited above, net loss decreased from $4.0 million in 2007 to $3.0 million in 2008, a decrease of $1.0 million, or 25.3%.

Liquidity and Capital Resources

As of September 30, 2008, we had $1.6 million in cash, $163,000 in restricted collateral securities and restricted held-to-maturity securities due within one year, and $54,000 in available-for-sale marketable securities, as compared to December 31, 2007, when we had $3.4 million in cash, $320,000 in restricted collateral securities, $1.5 million in an escrow receivable and $47,000 in available-for-sale marketable securities.

We used available funds in the nine months ended September 30, 2008 primarily for sales and marketing, continued research and development expenditures, and other working capital needs. We increased our investment in fixed assets during the nine months ended September 30, 2008 by $983,000 over the investment as at December 31, 2007. Our net fixed assets amounted to $5.2 million at quarter end.

Net cash used in operating activities from continuing operations for the nine months ended September 30, 2008 and 2007 was $3.3 million and $885,000, respectively, an increase of $2.4 million. This increase in cash used was primarily the result of the payment of the judgment in the AoA arbitration, part of which we had previously carried as an escrow receivable, and an increase in inventories in all divisions.

Net cash used in investing activities for the nine months ended September 30, 2008 and 2007 was $1.9 million and $1.1 million, an increase of $791,000. This increase was primarily the result of the payment of the judgment in the AoA arbitration, our issuance of a convertible loan to DEI, the RTI acquisition and the purchase of the minority interest in MDT.

Net cash provided by financing activities for the nine months ended September 30, 2008 and 2007 was $3.2 million and $1.3 million, respectively, an increase of $1.9 million, primarily due to the new senior notes offset by the reduction in short-term bank debt.

As of September 30, 2008, we have approximately $2.8 million in bank debt and $5.0 million in long term senior subordinated notes outstanding, compared to $4.6 million in bank debt as of December 31, 2007.

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

While we conduct our business primarily in U.S. dollars, some of our agreements are denominated in foreign currencies, which could have an adverse effect on the revenues that we incur in foreign currencies. We do not hold or issue derivative financial instruments for trading or speculative purposes.

ITEM 4T.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our periodic reports that we file with the SEC. These disclosure controls and procedures are intended to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objective of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluations, our principal executive officer and principal financial officer were able to conclude that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2008 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.                      LEGAL PROCEEDINGS.

Class Action Litigation

In May 2007, two purported class action complaints (the “Complaint”) were filed in the United States District Court for the Eastern District of New York against us and certain of our officers and directors. These two cases were consolidated in June 2007. A similar case filed in the United States District Court for the Eastern District of Michigan in March 2007 was withdrawn by the plaintiff in June 2007. The Complaint seeks class status on behalf of all persons who purchased our securities between November 9, 2004 and November 14, 2005 (the “Period”) and alleges violations by us and certain of our officers and directors of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, primarily related to our acquisition of Armour of America in 2005 and certain public statements made by us with respect to our business and prospects during the Period. The Complaint also alleges that we did not have adequate systems of internal operational or financial controls, and that our financial statements and reports were not prepared in accordance with GAAP and SEC rules. The Complaint seeks an unspecified amount of damages. A lead plaintiff has been named, and the plaintiff’s consolidated amended complaint was filed in September 2007. Our motion to dismiss was filed in November 2007, but a decision on our motion is not expected until later in 2008, oral argument on the motion having concluded on July 21, 2008.

Although the ultimate outcome of this matter cannot be determined with certainty, we believe that the allegations stated in the Complaint are without merit and we and our officers and directors named in the Complaint intend to defend ourselves vigorously against such allegations.

NAVAIR Litigation

In December 2004, AoA filed an action in the United States Court of Federal Claims against the United States Naval Air Systems Command (NAVAIR), seeking approximately $2.2 million in damages for NAVAIR’s alleged improper termination of a contract for the design, test and manufacture of a lightweight armor replacement system for the United States Marine Corps CH-46E rotor helicopter. NAVAIR, in its answer, counterclaimed for approximately $2.1 million in alleged reprocurement and administrative costs. Trial in this matter has concluded, but closing briefs have not yet been filed, nor has any decision yet been rendered. We are unable to make any prediction or assessment as to what the ultimate outcome of this case will be.

ITEM 1A.                                RISK FACTORS.

The following factors, among others, which contain material changes from risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2007 and our Forms 10-Q for the quarters ended March 31, 2008 and June 30, 2008, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time.

Business-Related Risks

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

Our and our subsidiaries’ bank and certificated indebtedness (short and long term) aggregated approximately $7.8 million principal amount as of September 30, 2008 (not including trade payables, other account payables, seller-financed mortgages and accrued severance pay), of which $5.0 million is in respect of our subordinated convertible notes and $2.8 million is bank working capital lines of credit. In addition, we may incur additional indebtedness in the future. Accordingly, we are subject to the risks associated with significant indebtedness, including:

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

The agreements governing the terms of our notes that mature between 2009 and 2011 contain numerous affirmative and negative covenants that limit the discretion of our management with respect to certain business matters and place restrictions on us, including obligations on our part to preserve and maintain our assets and restrictions on our ability to incur or guarantee debt, to merge with or sell our assets to another company, and to make significant capital expenditures without the consent of the note holders. Our ability to comply with these and other provisions of such agreements may be affected by changes in economic or business conditions or other events beyond our control.

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

The payment by us of our subordinated convertible notes in stock or the conversion of such notes by the holders could result in substantial numbers of additional shares being issued, with the number of such shares increasing if and to the extent our market price declines, diluting the ownership percentage of our existing stockholders.

In August 2008, we issued $5.0 million in subordinated convertible notes due August 15, 2011. The notes are convertible at the option of the holders at a fixed conversion price of $2.24. The principal amount of the notes is payable over a period of three years, with the principal amount being amortized in eleven payments payable at our option in cash and/or stock, by requiring the holders to convert a portion of their notes into shares of our common stock, provided certain conditions were met. The failure to meet such conditions could make us unable to pay our notes, causing us to default. If the price of our common stock is above $2.24, the holders of our notes will presumably convert their notes to stock when payments are due, or before, resulting in the issuance of additional shares of our common stock.

Principal payments of $454,545 are due on each of February 13, 2009, May 15, 2009, August 14, 2009, November 13, 2009, February 15, 2010, May 14, 2010, August 13, 2010, November 15, 2010, February 15, 2011, May 13, 2011 and August 15, 2011, either in cash or by requiring the holder to convert the principal payment into shares of our common stock. In the event we elect to make payments of principal on our convertible notes in stock by requiring the holders to convert a portion of their Notes, either because our cash position at the time makes it necessary or we otherwise deem it advisable, the price used to determine the number of shares to be issued on conversion will be calculated using an 8% discount to the average trading price of our common stock during 17 of the 20 consecutive trading days ending two days before the payment date. Accordingly, the lower the market price of our common stock at the time at which we make payments of principal in stock, the greater the number of shares we will be obliged to issue and the greater the dilution to our existing stockholders.

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

We have purchased a $2.5 million note from an unaffiliated company, which may have an impact on our financial results and cash position if they do not pay the interest and principal within the terms of the note.

In August 2008, we purchased a $2,500,000 10% Senior Subordinated Convertible Note from an unaffiliated company. This 10% Senior Subordinated Convertible Note is due December 31, 2009. The issuer is required to pay interest on a quarterly basis starting in November, 2008 and pay the entire principal by December 31, 2009. If the payments are not made in a timely manner, this may impact our cash position and financial results.

Our earnings may decline if we write off additional goodwill and other intangible assets.

As of December 31, 2007, we had recorded goodwill of $31.4 million. On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill to be tested for impairment on adoption of the Statement, at least annually thereafter, and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value of our reportable units with their carrying value. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units. We performed the required annual impairment test of goodwill, based on our projections and using expected future discounted operating cash flows.

Our most recent evaluation of our goodwill did not identify any impairment. We based this determination in part on our belief that our “break-up value” (the value that we could realize by selling off our assets or divisions separately) substantially exceeds our market capitalization, and that our market capitalization is artificially depressed by our stock being thinly-traded. We also believe that our market capitalization more reflects short-term trading assessments than longer-term assessment of value.

We will continue to assess the fair value of our goodwill annually or earlier if events occur or circumstances change that would more likely than not reduce the fair value of our goodwill below its carrying value. These events or circumstances would include a significant change in business climate, including a significant, sustained decline in our market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If we determine that significant impairment has occurred, we would be required to write off the impaired portion of goodwill. Impairment charges could have a material adverse effect on our financial condition and results.

ITEM 6.                      EXHIBITS.

The following documents are filed as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chef Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:                      November 14, 2008

AROTECH CORPORATION
By:	/s/ Robert S. Ehrlich
	Name:	Robert S. Ehrlich
	Title:	Chairman and CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Vice President – Finance and CFO
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chef Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002