Form 10-K
period 2008-12-31
AROTECH CORP
filed 2009-04-10
CIK 916529

t
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 .

❒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission File Number: 0-23336

AROTECH CORPORATION
    (Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

(800) 281-0356
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ❒   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ❒   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒   No ❒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ❒

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ❒       Accelerated filer: ❒        Non-accelerated filer: ❒        Smaller reporting company: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ❒   No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $24,954,770 (based on the last sale price of such stock on such date as reported by The Nasdaq Global Market and assuming, for the purpose of this calculation only, that all of the registrant’s directors and executive officers are affiliates).

 (Applicable only to corporate registrants)  Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 13,637,639 as of 3/31/09

Documents incorporated by reference: None

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

➢	We utilize sophisticated lightweight materials and advanced engineering processes to armor vehicles and to manufacture personal and aviation armor through our Armor Division:

•
We use state-of-the-art lightweight armoring materials, special ballistic glass and advanced engineering processes to fully armor military vehicles and civilian SUV’s, buses and vans, through our subsidiaries MDT Protective Industries, Ltd., located in Lod, Israel (“MDT”), and MDT Armor Corporation, located in Auburn, Alabama (“MDT Armor”); and

•
We provide ballistic armor kits for rotary and fixed wing aircraft, marine armor and specialized personal armor through our subsidiary Armour of America, located in Auburn, Alabama, which we merged into our MDT Armor subsidiary in June of 2008 (“AoA”).

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

Background

We were incorporated in Delaware in 1990 under the name “Electric Fuel Corporation,” and we changed our name to “Arotech Corporation” on September 17, 2003. Unless the context requires otherwise, all references to us refer collectively to Arotech Corporation and Arotech’s wholly-owned Israeli subsidiaries, EFL, Epsilor and MDT; and Arotech’s wholly-owned United States subsidiaries, EFB, FAAC, RTI, and MDT Armor. Additionally, we operate under the trade names of IES Interactive (IES) and Armour of America (AoA).

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

The offices and facilities of three of our principal subsidiaries, EFL, MDT and Epsilor, are located in Israel (in Beit Shemesh, Lod and Dimona, respectively, all of which are within Israel’s pre-1967 borders). Most of the members of our senior management work extensively out of EFL’s facilities; our financial operations are conducted primarily from our principal executive offices in Ann Arbor. IES’s and FAAC’s home offices and facilities are located in Ann Arbor, Michigan, and the offices and facilities of FAAC’s subsidiary, Realtime Technologies, are located in Royal Oak, Michigan. The facilities of EFB, MDT Armor and AoA are located in Auburn, Alabama.

Training and Simulation Division

We develop, manufacture and market advanced high-tech multimedia and interactive digital solutions for use-of-force training and driver training of military, law enforcement, security and other personnel through our Training and Simulation Division, the largest of our three divisions. During 2008 and 2007, revenues from our Training and Simulation Division were approximately $36.0 million and $27.8 million, respectively.

The Training and Simulation Division concentrates on three different product areas:

➢	Our Vehicle Simulation group provides high fidelity vehicle simulators for use in operator training and is marketed under our FAAC and Realtime Technologies nameplates;

➢	Our Military Operations group provides weapon simulations used to train military pilots in the effective use of air launched weapons and is also marketed under our FAAC nameplate; and

➢	Our Use of Force group provides training products focused on the proper employment of hand carried weapons and is marketed under our IES Interactive Training nameplate.

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

Our Vehicle Simulation group focuses on the development and delivery of complete driving simulations for a wide range of vehicle types – such as trucks, automobiles, subway trains, buses, fire trucks, police cars, ambulances, airport ground vehicles, and military vehicles. In 2008, our Vehicle Simulations group accounted for approximately 68% of our Training and Simulation Division’s revenues.

We believe that we have held near a 100% market share in U.S. military wheeled vehicle operator driver training simulators since 1999 and that we are currently one of three significant participants in the U.S. municipal wheeled vehicle simulators market.

In January of 2008 we added Realtime Technologies Incorporated to our Vehicle Simulation group. RTI specializes in multi-body vehicle dynamics modeling and graphical simulation solutions. RTI offers simulation software applications, consulting services, and custom software and hardware development services primarily for use by the automobile industry and universities engaged in the study of vehicle performance or operator/vehicle interactions.

Military Operations

In the area of Military Operations, we believe we are a premier developer of validated, high fidelity analytical models and simulations of tactical air and land warfare systems for all branches of the Department of Defense and its related industrial contractors. Our simulations are found in systems ranging from instrumented air combat and maneuver training ranges (such as Top Gun), full task training devices such as the F-18 Weapon Tactics Trainer, and in the on-board computer of many fighter jet aircraft. In 2008, our Military Operations group accounted for 18% of our Training and Simulation Division’s revenues.

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

Use-of-Force

We are a leading provider of interactive, multimedia, fully digital training simulators for law enforcement, security, military and similar applications. With a large customer base spread over twenty countries around the world, we are a leader in the supply of simulation training products to law enforcement, governmental, and commercial clients. We conduct our interactive training activities and market our interactive training products, such as the MILO (Multiple Interactive Learning/training Objectives) System, the A2Z Classroom Trainer (a state-of-the-art Computer Based Training (CBT) system that allows students to interact with realistic interactive scenarios projected life-size in the classroom), and the Range FDU (firearm diagnostics unit), using our IES Interactive Training nameplate. In 2008, our Use of Force group accounted for 14% of our Training and Simulation Division’s revenues.

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

Military Operations

Currently no significant competitors participate in the markets we serve around our weapon simulation niche. Our over 30-year history in this space provides a library of resources that would require a competitor to invest heavily in to offer a comparable product. The companies that could logically compete with us if they chose would be the companies that now subcontract this work to us: Boeing, Raytheon and Cubic.

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

Armor Division

We armor vehicles and manufacture aviation and other armor through our Armor Division. During 2008 and 2007, revenues from our Armor Division were approximately $17.7 million and $18.7 million, respectively.

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

We operate through three business units: MDT Protective Industries Ltd., located in Lod, Israel (in which we acquired a majority interest in 2002 and the remaining minority interest early in 2008), MDT Armor Corporation, which we established in 2003 in Auburn, Alabama and Armour of America, which we acquired in 2004 and relocated to Auburn, Alabama, merging it into MDT Armor in June 2008.

We are a leading supplier to the Israeli military, Israeli Special Forces and special services. We provide products to the US Army, and to military and defense and paramilitary customers worldwide. We are also actively exploring marketing armor products in India, through Concord Safety Solutions Pvt. Ltd., an Indian company that we own in equal thirds with an Indian vehicle company and an Indian armoring company.

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

During 2006 and 2007, we received over $25.0 million in orders from the Israel Defense Forces for the U.S.-built David, a patrol, combat command and reconnaissance armored vehicle that is specifically designed as an urban combat vehicle. We did not receive any David orders in 2008.

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

Manufacturing

Our manufacturing facilities are located in Lod, Israel, and in Auburn, Alabama. In Israel we manufacture armored vehicles only, and in the U.S. we manufacture vehicle armoring, and hard and soft armor.

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

Battery and Power Systems Division

We manufacture and sell lithium and Zinc-Air batteries for defense and security products and other military applications through our Battery and Power Systems Division. During 2008 and 2007, revenues from our Battery and Power Systems Division were approximately $15.2 million and $11.2 million, respectively.

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

Customers

The principal customers for our Zinc-Air batteries during 2008 were the U.S. Army’s Communications-Electronics Command (CECOM) and the Defense Logistics Agency (DLA). In addition, we continue to further penetrate Special Forces and other specific U.S. military units with direct sales.

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

Backlog

We generally sell our products under standard purchase orders. Orders constituting our backlog are subject to changes in delivery schedules and are typically cancelable by our customers until a specified time prior to the scheduled delivery date. Accordingly, our backlog is not necessarily an accurate indication of future sales. As of December 31, 2008 and 2007, our backlog for the following years was approximately $36.6 million and $48.7 million, respectively, divided among our divisions as follows:

Division	2008	2007
Training and Simulation Division	$16,503,000	$21,670,000
Armor Division	7,874,000	14,164,000
Battery and Power Systems Division	12,226,000	12,861,000
TOTAL:	$36,603,000	$48,695,000

Major Customers

During 2008 and 2007, including all of our divisions, various branches of the United States military accounted for approximately 54% and 52% of our revenues. See “Item 1A. Risk Factors – Risks Related to Government Contracts,” below.

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

Research and Development

During the years ended December 31, 2008 and 2007, our gross research and product development expenditures were approximately $1.7 million and $1.9 million, respectively.

EFL has certain contingent royalty obligations to the Office of the Chief Scientist of the Israel Ministry of Industry and Trade and the Israel-U.S. Binational Industrial Research and Development Foundation (BIRD-F), which apply (in respect of continuing operations) only to our inactive Electric Vehicle program. As of December 31, 2008, our total outstanding contingent liability in this connection was approximately $10.6 million.

Employees

As of February 28, 2009, we had 450 employees worldwide, most of whom were full-time employees. Our success will depend in large part on our ability to attract and retain skilled and experienced employees.

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

We were incorporated in 1990 and began our operations in 1991. We have funded our operations principally from funds raised in each of the initial public offering of our common stock in February 1994; through subsequent public and private offerings of our common stock and equity and debt securities convertible or exercisable into shares of our common stock; research contracts and supply contracts; funds received under research and development grants from the Government of Israel; and sales of products that we and our subsidiaries manufacture. We have incurred significant net losses since our inception. Additionally, as of December 31, 2008, we had an accumulated deficit of approximately $167.2 million. In an effort to reduce operating expenses and maximize available resources, we have consolidated certain of our subsidiaries, shifted personnel and reassigned responsibilities. We have also taken a variety of other measures to limit spending and will continue to assess our internal processes to seek additional cost-structure improvements. Although we believe that such steps will help to reduce our operating expenses and maximize our available resources, there can be no assurance that we will ever be able to achieve or maintain profitability consistently or that our business will continue to exist.

We need significant amounts of capital to operate and grow our business and to pay our debt.

We require substantial funds to operate our business, including marketing our products and developing and marketing new products and to pay our outstanding debt as it comes due. To the extent that we are unable to fully fund our operations, including repaying our outstanding debt, through profitable sales of our products and services, we will need to seek additional funding, including through the issuance of equity or debt securities. In addition, based on our internal forecasts, the assumptions described under “Liquidity and Capital Resources” below, and subject to the other risk factors described herein, we believe that our present cash position and anticipated cash flows from operations and existing lines of credit should be sufficient to satisfy our current estimated cash requirements through the next twelve months. However, in the event our internal forecasts and other assumptions regarding our liquidity prove to be incorrect, we may need to seek additional funding. There can be no assurance that we will obtain any such additional financing in a timely manner, on acceptable terms, or at all. If additional funds are raised by issuing equity securities or convertible debt securities, stockholders may incur further dilution. If we incur additional indebtedness, we may be subject to affirmative and negative covenants that may restrict our ability to operate or finance our business. If additional funding is not secured, we will have to modify, reduce, defer or eliminate parts of our present and anticipated future commitments and/or programs.

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

Our bank and certificated indebtedness (short and long term) totaled approximately $8.7 million as of December 31, 2008 (not including trade payables, other account payables, seller-financed mortgages, capital leases, and accrued severance pay), of which $5.1 million is subordinated convertible notes and $3.6 million is bank working capital lines of credit. In addition, we may incur additional indebtedness in the future. Accordingly, we are subject to the risks associated with significant indebtedness, including:

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

The agreements governing the terms of our notes that mature between 2009 and 2011 contain numerous affirmative and negative covenants, as well as cross-acceleration and cross-default provisions that make any default under our other loan agreements a default under our notes, that limit the discretion of our management with respect to certain business matters and place restrictions on us, including obligations on our part to preserve and maintain our assets and restrictions on our ability to incur or guarantee debt, to merge with or sell our assets to another company, and to make significant capital expenditures without the consent of the note holders. Our ability to comply with these and other provisions of such agreements may be affected by changes in economic or business conditions or other events beyond our control.

Failure to comply with the terms of our indebtedness could result in a default that could have material adverse consequences for us.

A failure to comply with the obligations contained in the agreements governing our indebtedness could result in an event of default under such agreements which could result in an acceleration of the notes and the acceleration of debt under other instruments evidencing indebtedness that contain cross-acceleration or cross-default provisions. If the indebtedness under the notes or other indebtedness were to be accelerated, there can be no assurance that our future cash flow or assets would be sufficient to repay in full such indebtedness.

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

Principal payments of $454,545 are due on each of February 13, 2009, May 15, 2009, August 14, 2009, November 13, 2009, February 15, 2010, May 14, 2010, August 13, 2010, November 15, 2010, February 15, 2011, May 13, 2011 and August 15, 2011, either in cash or by requiring the holder to convert the principal payment into shares of our common stock. We paid the principal payment due February 13, 2009 in cash. In the event we elect to make payments of principal on our convertible notes in stock by requiring the holders to convert a portion of their Notes, either because our cash position at the time makes it necessary or we otherwise deem it advisable, the price used to determine the number of shares to be issued on conversion will be calculated using an 8% discount to the average trading price of our common stock during 17 of the 20 consecutive trading days ending two days before the payment date. Accordingly, the lower the market price of our common stock at the time at which we make payments of principal in stock, the greater the number of shares we will be obliged to issue and the greater the dilution to our existing stockholders.

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

As of December 31, 2008, we had recorded goodwill of $32.3 million. On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill to be tested for impairment on adoption of the Statement, at least annually thereafter, and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value of our reportable units with their carrying value. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units. We performed the required annual impairment test of goodwill, based on our projections and using expected future discounted operating cash flows.

We completed our annual goodwill impairment review at the end of the quarter ended June 30, 2008. Although the cumulative book value of our reporting units exceeded our market value as of the impairment review, management nevertheless determined that the fair value of the respective reporting units exceeded their respective carrying values, and therefore, there would be no impairment charges relating to goodwill. Several factors contributed to this determination:

•	The long term horizon of the valuation process versus a short term valuation using current market conditions;

•	The valuation by individual business segments versus the market share value based on our company as a whole; and

•
The fact that our stock is thinly traded and widely dispersed with minimal institutional ownership, and thus not followed by major market analysts, leading management to conclude that the market in our securities was not acting as an informationally efficient reflection of all known information regarding us.

In view of the above factors, management felt that in the current market as of June 30, 2008, our stock was undervalued, especially when compared to the estimated future cash flows of the underlying entities.

Due to the extreme volatility in the stock market, changing current market conditions and the effect on our common stock price during the year ended December 31, 2008, we decided to update the goodwill impairment studies originally conducted as of June 30, 2008. Consistent with the June 30, 2008 analysis, we used the discounted future cash flow method to determine the value of our company and its subsidiaries. We believe that our stock price has historically traded at a much higher value and that the current stock price and resultant market capitalization amount are a short term condition. We concluded that the collective value of its individual business units on a longer term horizon exceeds the value of the short term market assessments of our common stock.

The results of the updated assessments confirmed the previously conducted studies as of June 30, 2008 that there is no impairment of goodwill as of December 31, 2008.

If the value of our market capitalization were to remain at current depressed levels for an extended additional period of time, we would have to re-assess the value of our goodwill at that time, and there can be no assurance that we would reach the same conclusion regarding the non-existence of an impairment of goodwill at that time.

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

Our defense and security products compete with other manufacturers of specialized training systems. In addition, we compete with manufacturers and developers of armor for cars and vans.

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

We face risks related to general domestic and global economic conditions.

In general, our operating results can be significantly affected by negative economic conditions, high labor, material and commodity costs and unforeseen changes in demand for our products and services. These risks are heightened as economic conditions globally have deteriorated significantly and may remain at recessionary levels for the foreseeable future. The current recessionary conditions could have a potentially significant negative impact on demand for our products and services, which may have a direct negative impact on our sales and profitability, as well as our ability to generate sufficient internal cash flows or access credit at reasonable rates to meet future operating expenses, service debt and fund capital expenditures.

We face risks related to the current credit crisis.

During the last two fiscal years we operated at a loss but had positive cash flow. However, the recent disruption in credit markets, may impact demand for our products and services, as well as our ability to manage normal relationships with our customers, suppliers and creditors. Tighter credit markets could result in supplier or customer disruptions.

The potential bankruptcy of certain suppliers could leave us exposed to certain risks of collection of outstanding receivables. For example, a substantial portion of our armor business is associated with the automotive industry, which has recently experienced significant financial difficulties. If any of our suppliers declare bankruptcy, this could have a material adverse effect on our business, financial condition and results of operations.

There are risks involved with the international nature of our business.

A significant portion of our sales are made to customers located outside the U.S., primarily in Europe and Asia. In 2008 and 2007, 28% and 22%, respectively, of our revenues, were derived from sales to customers located outside the U.S. We expect that our international customers will continue to account for a substantial portion of our revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, foreign taxes, longer payment cycles and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect our sales to international customers. See also “Israel-Related Risks,” below.

We do not anticipate paying cash dividends.

We currently intend to retain any future earnings for funding growth and, as a result, do not expect to pay any cash dividends in the foreseeable future. Additionally, our ability to declare dividends should we decide to do so is restricted by the terms of our debt agreements.

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

Our stock price is currently below $1.00, and has been so since October 6, 2008. One of the continued listing standards for our stock on the Nasdaq Stock Market (both the Nasdaq Global Market, on which our stock is currently listed, and the Nasdaq Capital Market) is the maintenance of a $1.00 bid price. However, given the current extraordinary market conditions, Nasdaq has temporarily suspended its $1.00 minimum bid price rule. This suspension is currently scheduled to expire on Sunday, April 19, 2009. There can be no assurance that our bid price will go back over $1.00 prior to such date, or that Nasdaq will extend its current suspension beyond April 19, 2009.

In general, if our bid price were to go and remain below $1.00 for 30 consecutive business days, Nasdaq could notify us of our failure to meet the continued listing standards, after which we would have 180 calendar days to correct such failure or be delisted from the Nasdaq Global Market. Although we would have the opportunity to appeal any potential delisting, there can be no assurances that this appeal would be resolved favorably. As a result, there can be no assurance that our common stock will remain listed on the Nasdaq Global Market. If our common stock were to be delisted from the Nasdaq Global Market, we might apply to be listed on the Nasdaq Capital Market if we then met the initial listing standards of the Nasdaq Capital Market (other than the $1.00 minimum bid standard). If we were to move to the Nasdaq Capital Market, current Nasdaq regulations would give us the opportunity to obtain an additional 180-day grace period if we meet certain net income, stockholders’ equity or market capitalization criteria; if at the end of that period we had not yet achieved compliance with the minimum bid price rule, we would be subject to delisting from the Nasdaq Capital Market. Although we would have the opportunity to appeal any potential delisting, there can be no assurances that this appeal would be resolved favorably. In addition, we may be unable to satisfy the other continued listing requirements. As a result, there can be no assurance that our common stock will remain listed on the Nasdaq Stock Market.

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

Israel withdrew unilaterally from the Gaza Strip and certain areas in northern Samaria in 2005. Thereafter Hamas, an Islamist terrorist group responsible for many attacks, including missile strikes against Israeli civilian targets, won the majority of the seats in the Parliament of the Palestinian Authority in January 2006 and took control of the entire Gaza Strip, by force, in June 2007. Since then, Hamas and other Palestinian movements have launched thousands of missiles from the Gaza strip into civilian targets in southern Israel. In late 2008, a sharp increase in rocket fire from Gaza on Israel’s western Negev region, extending as far as 25 miles into Israeli territory and disrupting most day-to-day civilian activity in the proximity of the border with the Gaza Strip, prompted the Israeli government to launch military operations against Hamas that lasted approximately three weeks. Israel declared a unilateral ceasefire in January 2009, which substantially diminished the frequency of, but did not entirely eliminate, Hamas rocket attacks against Israeli cities. There can be no assurance that this period of relative calm will continue.

Our Israeli production facilities in the cities of Beit Shemesh, Lod and Dimona, are located approximately 27 miles, 37 miles, and 38 miles, respectively, from the nearest point of the border with the Gaza Strip. There can be no assurance that Hamas will not obtain and use longer-range missiles capable of reaching our facilities, which could result in a significant disruption of the Israel-based portion of our business. Additionally, any major hostilities involving Israel, including as a result of the military conflicts between the Fatah and Hamas in Gaza Strip, Judea and Samaria, or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our business, operating results and financial condition.

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

Although a substantial majority of our revenues and a substantial portion of our expenses are denominated in U.S. dollars, a portion of our costs, including personnel and facilities-related expenses, is incurred in New Israeli Shekels (NIS). Inflation in Israel will have the effect of increasing the dollar cost of our operations in Israel, unless it is offset on a timely basis by a devaluation of the NIS relative to the dollar. In 2008, the inflation adjusted NIS appreciated against the dollar.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES

Our primary executive offices are located in FAAC’s offices, consisting of approximately 17,300 square feet of office and warehouse space in Ann Arbor, Michigan, pursuant to a lease expiring in January 2013. FAAC has also leased 17,200 square feet of office and warehouse space adjacent to our main offices pursuant to a lease beginning in June 2006 and expiring in April 2018. Additionally, FAAC is renting approximately 6,600 square feet in a third building, on a month to month basis. FAAC, through its subsidiary Realtime Technologies, Inc., acquired at the beginning of 2008, leases approximately 3,900 square feet in Royal Oak, Michigan pursuant to a lease terminating at the end of April 2009.

EFB operates out of our leased Auburn, Alabama facilities, constituting approximately 30,000 square feet, which is leased from the City of Auburn through January, 2010. Additionally, we have purchased 16,700 square feet of space used by MDT Armor and AoA in Auburn for approximately $1.1 million pursuant to a seller-financed secured purchase money mortgage. Half the mortgage is payable over ten years in equal monthly installments through 2017 based on a 20-year amortization of the full principal amount, and the remaining half is payable at the end of the ten years in a balloon payment.

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

ITEM 3.      LEGAL PROCEEDINGS

As of the date of this filing, there were no material pending legal proceedings against us, except as follows:

NAVAIR Litigation

In December 2004, AoA filed an action in the United States Court of Federal Claims against the United States Naval Air Systems Command (NAVAIR), seeking approximately $2.2 million in damages for NAVAIR’s alleged improper termination of a contract for the design, test and manufacture of a lightweight armor replacement system for the United States Marine Corps CH-46E rotor helicopter. NAVAIR, in its answer, counterclaimed for approximately $2.1 million in alleged reprocurement and administrative costs. Trial has been held in this matter, and we are awaiting a decision.

Class Action Litigation

In May 2007, two purported class action complaints (the “Complaint”) were filed in the United States District Court for the Eastern District of New York against us and certain of our officers and directors. These two cases were consolidated in June 2007. A similar case filed in the United States District Court for the Eastern District of Michigan in March 2007 was withdrawn by the plaintiff in June 2007. The Complaint seeks class status on behalf of all persons who purchased our securities between November 9, 2004 and November 14, 2005 (the “Period”) and alleges violations by us and certain of our officers and directors of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, primarily related to our acquisition of Armour of America in 2005 and certain public statements made by us with respect to our business and prospects during the Period. The Complaint also alleges that we did not have adequate systems of internal operational or financial controls, and that our financial statements and reports were not prepared in accordance with GAAP and SEC rules. The Complaint seeks an unspecified amount of damages. A lead plaintiff has been named, and the plaintiff’s consolidated amended complaint was filed in September 2007. Our motion to dismiss the Complaint as a matter of law was denied in March 2009.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market. Our Nasdaq ticker symbol is “ARTX.” The following table sets forth, for the periods indicated, the range of high and low closing sales prices of our common stock on the Nasdaq Global Market System:

Year Ended December 31, 2008	High	Low
Fourth Quarter	$1.13	$0.39
Third Quarter	$2.07	$1.02
Second Quarter	$2.70	$2.00
First Quarter	$2.73	$1.66
Year Ended December 31, 2007	High	Low
Fourth Quarter	$3.63	$1.94
Third Quarter	$3.70	$2.52
Second Quarter	$3.73	$2.15
First Quarter	$4.87	$3.03

As of February 28, 2009 we had approximately 324 holders of record of our common stock.

Dividends

We have never paid any cash dividends on our common stock. The Board of Directors presently intends to retain all earnings for use in our business. Any future determination as to payment of dividends will depend upon our financial condition and results of operations and such other factors as the Board of Directors deems relevant. Additionally, our ability to declare dividends should we decide to do so is restricted by the terms of our debt agreements.

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

Critical Accounting Policies

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for bad debts, stock compensation, taxes, inventory, contingencies and warranty reserves, impairment of intangible assets and goodwill. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results may differ from these estimates.

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

We have indefinitely-lived intangible assets consisting of trademarks, workforce, and goodwill. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” these indefinitely-lived intangible assets are not amortized for financial reporting purposes. However, these assets are tax deductible, and therefore amortized over 15 years for tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of these indefinitely-lived intangible assets. The resulting deferred tax liability, which is expected to continue to increase over time, will have an indefinite life, resulting in what is referred to as a “naked tax credit.” This deferred tax liability could remain on our balance sheet indefinitely unless there is an impairment of the related assets (for financial reporting purposes), or the business to which those assets relate were to be disposed of.

Due to the fact that the aforementioned deferred tax liability could have an indefinite life, it should not be netted against our deferred tax assets (which primarily relate to net operating loss carryforwards) when determining the required valuation allowance. Doing so would result in the understatement of the valuation allowance and related deferred income tax expense.

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

Inventories

Our policy for valuation of inventory and commitments to purchase inventory, including the determination of obsolete or excess inventory, requires us to perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, valuation of existing inventory, as well as product lifecycle and product development plans. The estimates of future demand that we use in the valuation of inventory are the basis for our revenue forecast, which is also used for our short-term manufacturing plans. Inventory reserves are also provided to cover risks arising from slow-moving items. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. We may be required to record additional inventory write-down if actual market conditions are less favorable than those projected by our management. For fiscal 2008, no significant changes were made to the underlying assumptions related to estimates of inventory valuation or the methodology applied.

Goodwill

As of December 31, 2008, we had recorded goodwill of $32.3 million. Under Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with SFAS 142, and written down when impaired.

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

We completed our annual goodwill impairment review at the end of the quarter ended June 30, 2008. Although the cumulative book value of our reporting units exceeded our market value as of the impairment review, management nevertheless determined that the fair value of the respective reporting units exceeded their respective carrying values, and therefore, there would be no impairment charges relating to goodwill. Several factors contributed to this determination:

•	The long term horizon of the valuation process versus a short term valuation using current market conditions;

•	The valuation by individual business segments versus the market share value based on our company as a whole; and

•
The fact that our stock is thinly traded and widely dispersed with minimal institutional ownership, and thus not followed by major market analysts, leading management to conclude that the market in our securities was not acting as an informationally efficient reflection of all known information regarding us.

In view of the above factors, management felt that in the current market as of June 30, 2008, our stock was undervalued, especially when compared to the estimated future cash flows of the underlying entities.

Due the extreme volatility in the stock market and the effect on our common stock price during the year ended December 31, 2008, we decided to update the goodwill impairment studies originally conducted as of June 30, 2008. Because of current market conditions and overall depressed stock values, we used the discounted future cash flow method in an effort to determine more accurately the true value of us and our subsidiaries. We based the determination on our belief that our stock price had historically traded at a much higher value and that the current stock price and resultant market capitalization amount are a short term condition. We concluded that the collective value of its individual business units on a longer term horizon exceeds the value of the short term market assessment of our common stock.

The results of the updated assessments confirmed the previously conducted studies as of June 30, 2008 that there is no impairment of goodwill as of December 31, 2008.

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

Executive Summary

Overview of Results of Operations

We incurred operating losses for the years ended December 31, 2008 and 2007. While we expect to continue to derive revenues from the sale of products that we manufacture and the services that we provide, there can be no assurance that we will be able to achieve or maintain profitability on a consistent basis.

A portion of our operating loss during 2008 and 2007 arose as a result of non-cash charges. These charges were primarily related to our acquisitions, financings and issuances of restricted shares and options to employees. To the extent that we continue certain of these activities during 2009, we would expect to continue to incur such non-cash charges in the future.

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

As a result of the application of the above accounting rule, we incurred non-cash charges for amortization of intangible assets in 2008 and 2007 in the amount of $1.7 million and $1.4 million, respectively.

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

During 2008 and 2007, we issued restricted shares to certain of our employees and to our directors. These shares were issued as stock bonuses or were the required annual grant to directors, and are restricted for a period of up to three years from the date of issuance. Relevant accounting rules provide that the aggregate amount of the difference between the purchase price of the restricted shares (in this case, generally zero) and the market price of the shares on the date of grant is taken as a general and administrative expense, amortized over the life of the period of the restriction.

As a result of the application of the above accounting rules, we incurred non-cash charges related to stock-based compensation in 2008 and 2007 in the amount of $1.0 million and $1.3 million, respectively.

As a result of options granted to employees and the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” we incurred non-cash charges related to stock-based compensation in 2008 and 2007 in the amount of $68,000 and $86,000, respectively.

Under the terms of our convertible notes that we had issued in 2005, which have since been paid in full, we had the option in respect of scheduled principal repayments to force conversion of the payment amount at a conversion price based upon the weighted average trading price of our common stock during the 20 trading days prior to the conversion, less a discount of 8%.

During 2007, we converted the remaining $6,976,097 of principal remaining outstanding under our secured convertible notes by forcing conversion of this principal amount into 930,125 shares of our common stock.

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

As part of the securities purchase agreement, we issued to the purchasers of our 10% senior convertible notes due August 15, 2011, warrants to purchase an aggregate of 558,036 shares of common stock at any time prior to August 15, 2011 at a price of $2.24 per share. The warrants were classified as equity based on relative fair value.

The fair value of these warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 2.78%, a volatility factor 75%, dividend yields of 0% and a contractual life of 3.0 years.

In connection with these convertible notes, we recorded a deferred debt discount of $412,000 arising from the fair value allocation of the warrants according to APB No. 14, which is being amortized from the date of issuance to the stated redemption date – August 15, 2011 – or to the actual conversion date, if earlier, as financial expenses using the effective interest method.

Principle payments are due on the convertible notes as follows:

Year	Amount
2009	$1,818,180
2010	1,818,180
2011	1,363,640
$5,000,000

Concurrent with the Securities Purchase Agreement dated August 14, 2008, we purchased a $2,500,000 Senior Subordinated Convertible Note from an unaffiliated company, DEI Services Corporation. This 10% Senior Subordinated Convertible Note is due December 31, 2009. The note is convertible at maturity at our option into such number of shares of DEI’s common stock, no par value per share, as shall be equal at the time of conversion to twelve percent (12%) of DEI’s outstanding common stock.

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

During 2008 and 2007, we recorded expenses of $52,000 and $19,000, respectively, attributable to amortization related to warrants issued to the holders of convertible notes. During 2007, we also recorded expenses of $280,000, attributable to financial expenses in connection with convertible note principle repayment. Additionally, during 2007, we recorded expenses of $44,000, attributable to amortization of deferred charges related to debt discount resulting from the warrants that were issued in 2008.

Overview of Operating Performance and Backlog

Overall, our net loss before minority interest earnings, earnings from an affiliated company and tax expenses for 2008 was $2.4 million on revenues of $68.9 million, compared to a net loss of $2.8 million on revenues of $57.7 million during 2007. As of December 31, 2008, our overall backlog totaled $36.6 million.

In our Training and Simulation Division, revenues increased from approximately $27.8 million in 2007 to $36.0 million in 2008. As of December 31, 2008, our backlog for our Training and Simulation Division totaled $16.5 million.

In our Armor Division, revenues decreased from approximately $18.7 million in 2007 to approximately $17.7 million in 2008. As of December 31, 2008, our backlog for our Armor Division totaled $7.9 million.

In our Battery and Power Systems Division, revenues increased from approximately $11.2 million in 2007 to approximately $15.2 million in 2008. As of December 31, 2008, our backlog for our Battery and Power Systems Division totaled $12.2 million.

Results of Operations

Preliminary Note

Summary

Following is a table summarizing our results of operations for the years ended December 31, 2008 and 2007, after which we present a narrative discussion and analysis:

	Year Ended December 31,
	2008	2007
		(as restated; see Note 19 to Consolidated Financial Statements)
Revenues:
Training and Simulation Division	$36,032,703	$27,760,858
Armor Division	17,762,439	18,724,107
Battery and Power Systems Division	15,153,827	11,234,596
	$68,948,969	$57,719,561
Cost of revenues:
Training and Simulation Division	$22,017,653	$15,528,023
Armor Division	15,932,478	15,906,071
Battery and Power Systems Division	12,227,778	8,205,718
	$50,177,909	$39,639,812
Research and development expenses:
Training and Simulation Division	$797,112	$629,430
Armor Division	247,462	115,500
Battery and Power Systems Division	613,094	1,132,233
	$1,657,668	$1,877,163
Sales and marketing expenses:
Training and Simulation Division	$3,232,367	$2,956,995
Armor Division	754,645	634,237
Battery and Power Systems Division	712,858	570,768
All Other	–	2,464
	$4,699,870	$4,164,464
General and administrative expenses:
Training and Simulation Division	$4,068,614	$3,400,013
Armor Division	1,590,549	1,295,079
Battery and Power Systems Division	1,239,288	1,658,968
All Other	7,195,313	6,804,237
	$14,093,764	$13,158,297
Escrow Adjustment:
All Other	$(1,448,074)	$–
	$(1,448,074)	$–

Year Ended December 31,
2008	2007
(as restated; see Note 19 to Consolidated Financial Statements)

Other income:
Training and Simulation Division	$34,714	$122,934
Armor Division	63,099	152,206
Battery and Power Systems Division	27	–
All Other	325,043	342,812
	$422,883	$617,952
Financial expense:
Training and Simulation Division	$195	$14,610
Armor Division	357,517	93,292
Battery and Power Systems Division	313,671	176,834
All Other	142,706	621,152
	$814,089	$905,888
Tax expenses (credits):
Training and Simulation Division	$68,608	$69,930
Armor Division	58,147	2,639
Battery and Power Systems Division	100,113	(28,653)
All Other	800,000	565,000
	$1,026,868	$608,916
Amortization of intangible assets:
Training and Simulation Division	$1,212,958	$776,736
Armor Division	13,350	95,907
Battery and Power Systems Division	509,240	509,239
	$1,735,548	$1,381,882
Loss from affiliated company:
Training and Simulation Division	$(352,166)	$(40,230)
Armor Division	(100,000)	–
	$(452,166)	$(40,230)
Minority interest in profit of subsidiaries:
Armor Division	$–	$(62,296)
	$–	$(62,296)
Net income (loss):
Training and Simulation Division	$4,317,744	$4,467,825
Armor Division	(1,228,610)	671,292
Battery and Power Systems Division	(562,188)	(990,511)
All Other	(6,364,902)	(7,650,041)
	$(3,837,956)	$(3,501,435)

Fiscal Year 2008 compared to Fiscal Year 2007 (as restated)

Revenues. During 2008, we (through our subsidiaries) recognized revenues as follows:

➢
FAAC, IES and RTI recognized revenues from the sale of military operations and vehicle simulators, interactive use-of-force training systems and from the provision of maintenance services in connection with such systems.

➢	MDT, MDT Armor and AoA recognized revenues from payments under vehicle armoring contracts, for service and repair of armored vehicles, and on sale of armoring products.

➢	EFB and Epsilor recognized revenues from the sale of batteries, chargers and adapters to the military and commercial customers, and under certain development contracts with the U.S. Army.

➢	EFL recognized revenues from the sale of water-activated battery (WAB) lifejacket lights.

Revenues for 2008 totaled $68.9 million, compared to $57.7 million in 2007, an increase of $11.2 million, or 19.5%. This increase was primarily attributable to the following factors:

➢
Increased revenues from our Training and Simulation Division ($8.2 million more in 2008 versus 2007), which includes $2.6 million in revenues from our newly acquired subsidiary RTI and an increase of approximately $5.0 million in sales of military vehicle simulators.

➢	Increased revenues from our Battery and Power Systems Division ($4.0 million more in 2008 versus 2007), primarily due to increased military and commercial battery sales at Epsilor.

These increases were offset to some extent by decreased revenues from our Armor Division ($1.0 million less in 2008 versus 2007).

In 2008, revenues were $36.0 million for the Training and Simulation Division (compared to $27.8 million in 2007, an increase of $8.2 million, or 29.8%, due primarily to increased sales of military operations and vehicle simulators); $15.2 million for the Battery and Power Systems Division (compared to $11.2 million in 2007, an increase of $4.0 million, or 34.9%, due primarily to increased sales of our battery products at Epsilor); and $17.7 million for the Armor Division (compared to $18.7 million in 2007, a decrease of $1.0 million, or 5.1%, due primarily to decreased revenues from MDT and MDT Armor, mostly in respect of orders for the “David” Armored Vehicle).

Cost of revenues. Cost of revenues totaled $50.2 million during 2008, compared to $39.6 million in 2007, an increase of $10.6 million, or 26.6%, due primarily to increased sales in our Training and Simulation and our Battery and Power Systems Divisions. Total cost of revenues and cost of revenues as a percentage of revenue also increased in each division due to several factors, including price increases in raw materials, increased labor costs and the production of new products.

Cost of revenues for our three divisions during 2008 were $22.0 million for the Training and Simulation Division (compared to $15.5 million in 2007, an increase of $6.5 million, or 41.8%, due primarily to increased revenues and a product mix that resulted in slightly lower margins); $12.2 million for the Battery and Power Systems Division (compared to $8.2 million in 2007, an increase of $4.0 million, or 49.0%, due primarily to increased revenues and price increases in raw materials along with increased labor costs); and $15.9 million for the Armor Division (compared to $15.9 million in 2007, unchanged, due primarily to increased material and labor costs offset by the reduced production of the “David” Armored Vehicle).

Amortization of intangible assets. Amortization of intangible assets totaled $1.7 million in 2008, compared to $1.4 million in 2007, an increase of $354,000, or 25.6%, due primarily to increase in intangibles relating to our purchases of RTI and the minority interest of MDT along with an increase in capitalized technology.

Research and development expenses. Research and development expenses for 2008 were $1.7 million, compared to $1.9 million during 2007, a decrease of $219,000, or 11.7%, due primarily to increased costs  at FAAC for expenses associated with the improvements to our simulator products, an increase in costs in our Armor division for expenses associated with improvements to our armoring products along with development expenses associated with our Concord Safety Solutions joint venture in India offset by a significant reduction of expenses in our Battery division.

Selling and marketing expenses. Selling and marketing expenses for 2008 were $4.7 million, compared to $4.2 million 2007, an increase of $535,000, or 12.9%. Expenses increased in each division and this increase was primarily attributable to the overall increase in revenues and their associated sales and marketing expenses.

General and administrative expenses. General and administrative expenses for 2008 were $14.1 million, compared to $13.2 million in 2007, an increase of $935,000, or 7.1%. This increase was primarily attributable to the charges relating to acquisition transaction costs of $435,000 that were expensed in 2008 and increased costs associated with the addition of RTI, including a $250,000 payment of an earnout as required under the terms of the agreement pursuant to which we purchased RTI, offset by reduced stock compensation expenses and reduced legal expenses.

Escrow adjustment. On March 20, 2007, the Company filed a Demand for Arbitration with the American Arbitration Association against the Seller. In February 2008, the arbitration panel issued a decision denying the Seller’s counterclaims, granting the Seller’s counterclaim for $70,000 in compensation, awarding the Company the entire $3.0 million, along with $135,000 in attorneys’ fees and interest of approximately $325,000. The net impact of the settlement was approximately $1.8 million, which included an escrow adjustment in the first quarter 2008 of $1.4 million and approximately $398,000 in interest and net legal fees. This award was paid to the Company in April 2008.

Financial expenses, net. Financial expenses totaled approximately $814,000 in 2008 compared to $906,000 in 2007, a decrease of $92,000, or 10.1%. The difference was due primarily to reduced interest expenses.

Loss from affiliated company. The investment in the Center for Transportation Safety Inc. and the investment in Concord Safety Solutions Pvt. Ltd were reduced by an aggregate of $452,000 in 2008.

Income taxes. We and certain of our subsidiaries incurred net operating losses during 2008 and, accordingly, no provision for income taxes was recorded for these losses. With respect to some of our subsidiaries that operated at a net profit during 2008, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $1.0 million in tax expenses in 2008, compared to $609,000 in tax expenses in 2007, mainly due to state and local taxes along with the required adjustment of taxes due to the deduction of goodwill for U.S. federal taxes, which totaled $565,000 in both 2007 and 2008.

Net loss.  Due to the factors cited above, net loss increased to $3.8 million in 2008 from $3.5 million in 2007, a difference of $337,000, or 9.6%.

Liquidity and Capital Resources

As of December 31, 2008, we had $4.3 million in cash, $382,000 in restricted collateral securities and $49,000 in available-for-sale marketable securities, as compared to at December 31, 2007, when we had $3.4 million in cash, $320,000 in restricted collateral securities, $1.5 million in an escrow receivable and $47,000 in available-for-sale marketable securities. We also had $3.1 million available in unused bank lines of credit with our main bank, under a $7.5 million credit facility under our FAAC subsidiary, which is secured by our assets and the assets of our other subsidiaries and guaranteed by us. The entire amount of the remaining $3.1 million of credit on the primary line was available at year end.

We used available funds in 2008 primarily for sales and marketing, continued research and development expenditures, and other working capital needs. We increased our investment in fixed assets by $1.2 million during the year ended December 31, 2008. Our net fixed assets amounted to $5.1 million as at year end.

Net cash used in operating activities for 2008 was $(677,000) and net cash provided by operating activities for 2007 was $923,000, an increase of $1.6 million. This increase in cash used was primarily the result of changes in working capital.

Net cash used in investing activities for 2008 and 2007 was $2.3 million and $1.6 million, respectively, an increase of $778,000. This increase was primarily the result of the purchase of $2.5 million in convertible notes, the acquisition of RTI and the purchase of the minority interest in MDT, offset by the escrow payment from the judgment in the AoA arbitration.

Net cash provided by financing activities for 2008 and 2007 was $3.9 million and $1.6 million, respectively, an increase of $2.3 million. This increase was primarily due to the new senior notes offset by the change in short-term bank debt.

As of December 31, 2008, we had (based on the contractual amount of the debt and not on the accounting valuation of the debt, not taking into consideration trade payables, other accounts payables and accrued severance pay) approximately $3.6 million in bank debt and $5.1 million in long term senior subordinated notes outstanding.

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

Over the long term, we will need to be profitable, at least on a cash-flow basis, and maintain that profitability in order to avoid future capital requirements. Additionally, we would need to raise additional capital in order to fund any future acquisitions.

Effective Corporate Tax Rate

We and certain of our subsidiaries incurred net operating losses during the years ended December 31, 2008 and 2007, and accordingly no provision for income taxes was required. With respect to some of our U.S. subsidiaries that operated at a net profit during 2008, we were able to offset federal taxes against our net operating loss carryforward, which amounted to approximately $35.0 million as of December 31, 2008. These subsidiaries are, however, subject to state taxes that cannot be offset against our net operating loss carryforward. With respect to certain of our Israeli subsidiaries that operated at a net profit during 2008, we were unable to offset their taxes against our net operating loss carryforward, and we are therefore exposed to Israeli taxes, at a rate of up to 27% in 2008 (less, in the case of companies that have “approved enterprise” status as discussed in Note 14.b. to the Notes to Financial Statements). We also set up a tax liability for the impact of the deductions taken for goodwill.

As of December 31, 2008, we had a U.S. net operating loss carryforward of approximately $24.9 million that is available to offset future taxable income under certain circumstances, expiring primarily from 2009 through 2026, and foreign net operating and capital loss carryforwards of approximately $106 million, which are available indefinitely to offset future taxable income under certain circumstances.

Contractual Obligations

The following table lists our contractual obligations and commitments as of December 31, 2008, not including trade payables and other accounts payable:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$6,072,775	$1,845,285	$3,242,967	$71,710	$912,813
Short-term debt*	$3,607,890	$3,607,890	$–	$–	$–
Operating lease obligations**	$3,916,964	$724,821	$1,028,113	$859,614	$1,304,416
Capital lease obligations	$234,166	$85,394	$111,908	$36,864	$–
Severance obligations***	$5,161,448	$–	$5,161,448	$–	$–
_____________________
      *Primarily in short-term bank debt.
   **Includes operating lease obligations related to rent.
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

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our periodic reports that we file with the SEC. These disclosure controls and procedures are intended to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objectives of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of December 31, 2008, our principal executive officer and principal financial officer were able to conclude that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management, including our principal executive and financial officers, is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management has evaluated the effectiveness of our internal controls as of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2008. In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework.

Based on management’s assessment and these criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers, Directors and Significant Employees

Executive Officers and Directors

Our executive officers and directors and their ages as of February 28, 2009 were as follows:

Name	Age	Position
Robert S. Ehrlich	70	Chairman of the Board and Chief Executive Officer
Steven Esses	45	President, Chief Operating Officer and Director
Thomas J. Paup	60	Vice President – Finance and Chief Financial Officer
Dr. Jay M. Eastman	60	Director
Edward J. Borey	58	Director
Seymour Jones	77	Director
Elliot Sloyer	44	Director
Michael E. Marrus	45	Director

Our by-laws provide for a board of directors of one or more directors. There are currently seven directors. Under the terms of our certificate of incorporation, the board of directors is composed of three classes of similar size, each elected in a different year, so that only one-third of the board of directors is elected in any single year. Dr. Eastman and Messrs. Esses and Marrus are designated Class I directors and have been elected for a term expiring in 2009 and until their successors are elected and qualified; Prof. Jones and Mr. Ehrlich are designated Class II directors elected for a term expiring in 2011 and until their successors are elected and qualified; and Messrs. Borey and Sloyer are designated Class III directors elected for a term that expires in 2010 and until their successors are elected and qualified. A majority of the Board is “independent” under relevant SEC and Nasdaq regulations.

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

Michael E. Marrus has served as a director since October 2007. Mr. Marrus is an investment banker who until February 2009 was a Managing Director of Collins Stewart LLC, the US operations of Collins Stewart plc, a London based corporate broker traded on the London Stock Exchange. Prior to Collins Stewart, Mr. Marrus was a Managing Director of C. E. Unterberg, Towbin, an investment banking firm that was acquired by Collins Stewart plc. Prior to joining Unterberg, Towbin in 1998, Mr. Marrus was a Principal and founding member of Fieldstone Private Capital Group, an investment banking firm specializing in corporate, project and structured finance. Previously, he was employed at Bankers Trust Company, initially in the Private Equity and Merchant Banking Groups and subsequently in BT Securities, the securities affiliate of Bankers Trust. Mr. Marrus has an A.B. from Brown University and an M.B.A. from the Graduate School of Business, University of Chicago.

Committees of the Board of Directors

Our board of directors has an Audit Committee, a Compensation Committee, a Nominating Committee and an Executive and Finance Committee.

Created in December 1993, the purpose of the Audit Committee is to review with management and our independent auditors the scope and results of the annual audit, the nature of any other services provided by the independent auditors, changes in the accounting principles applied to the presentation of our financial statements, and any comments by the independent auditors on our policies and procedures with respect to internal accounting, auditing and financial controls. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. In addition, the Audit Committee is charged with the responsibility for making decisions on the engagement of independent auditors. As required by law, the Audit Committee operates pursuant to a charter, available through a hyperlink located on the investor relations page of our website, at http://www.arotech.com/compro/investor.html. The Audit Committee consists of Prof. Jones (Chair) and Messrs. Borey and Sloyer. We have determined that Prof. Jones qualifies as an “audit committee financial expert” under applicable SEC and Nasdaq regulations. Prof. Jones, as well as all the other members of the Audit Committee, is “independent,” as independence is defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards and under Item 7(d)(3)(iv) of Schedule 14A of the proxy rules under the Exchange Act.

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

The Executive and Finance Committee, created in July 2001, exercises the powers of the Board during the intervals between meetings of the Board, in the management of the property, business and affairs of the Company (except with respect to certain extraordinary transactions). The Executive and Finance Committee consists of Messrs. Ehrlich (Chair), Esses, Marrus and Sloyer.

The Nominating Committee, created in March 2003, identifies and proposes candidates to serve as members of the Board of Directors. Proposed nominees for membership on the Board of Directors submitted in writing by stockholders to the Secretary of the Company will be brought to the attention of the Nominating Committee. The Nominating Committee consists of Mr. Marrus (Chair), Dr. Eastman and Prof. Jones, all of whom are “independent,” as independence is defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards and under Item 7(d)(3)(iv) of Schedule 14A of the proxy rules under the Exchange Act. The Nominating Committee operates under a formal charter that governs its duties. The Nominating Committee’s charter is publicly available through a hyperlink located on the investor relations page of our website, at http://www.arotech.com/compro/investor.html.

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

Director Compensation

Non-employee members of our Board of Directors are paid a cash retainer of $7,000 (plus expenses) per quarter, plus $500 per quarter for each committee on which such outside directors serve. The Chairman of the Audit Committee receives an additional retainer of $1,500 per quarter, and the Chairman of the Compensation Committee receives an additional retainer of $1,000 per quarter. No per-meeting fees are paid. In addition, we have adopted a Non-Employee Director Equity Compensation Plan, pursuant to which non-employee directors receive an initial grant of a number of restricted shares having a fair market value on the date of grant equal to $25,000 upon their election as a director, and an annual grant on March 31 of each year of a number of restricted shares having a fair market value on the date of grant equal to $15,000. Each grant of restricted stock shall become free of restrictions in three equal installments on each of the first, second and third anniversaries of the grant, unless the director resigns from the Board prior to such vesting. Restrictions lapse automatically in the event of a director being removed for service other than for cause, or being nominated as a director but failing to be elected, or death, disability or mandatory retirement. Furthermore, all restrictions lapse prior to the consummation of a merger or consolidation involving us, our liquidation or dissolution, any sale of substantially all of our assets or any other transaction or series of related transactions as a result of which a single person or several persons acting in concert own a majority of our then-outstanding common stock.

The following table shows the compensation earned or received by each of our non-officer directors for the year ended December 31, 2008:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)		Total ($)
Dr. Jay M. Eastman	$32,000	$15,000	(2)	$47,000
Edward J. Borey	$32,000	$15,000	(3)	$47,000
Seymour Jones	$36,000	$15,000	(4)	$51,000
Elliot Sloyer	$32,000	$25,000	(5)	$57,000
Michael E. Marrus	$32,000	$25,000	(6)	$57,000
Jack Rosenfeld (7)	$30,000	$15,000		$45,000
Lawrence M. Miller (7)	$30,000	$15,000		$45,000

__________________
(1)	This column reflects the compensation cost for the year ended December 31, 2008 of each director’s restricted stock, calculated in accordance with SFAS 123R.
(2)	As of December 31, 2008, Dr. Eastman held 8,785 restricted shares of our common stock.
(3)	As of December 31, 2008, Mr. Borey held 8,785 restricted shares of our common stock.
(4)	As of December 31, 2008, Prof. Jones held 8,785 restricted shares of our common stock.
(5)	As of December 31, 2008, Mr. Sloyer held 10,978 restricted shares of our common stock.
(6)	As of December 31, 2008, Mr. Marrus held 10,978 restricted shares of our common stock.
(7)	This individual retired as a director as of October 27, 2008.

Significant Employees

Our significant employees as of February 28, 2009, and their ages as of December 31, 2008, are as follows:

Name	Age	Position
Dean Krutty	43	President, Training and Simulation Division
Jonathan Whartman	54	President, Armor Division
Ronen Badichi	43	President, Battery and Power Systems Division
Yaakov Har-Oz	51	Senior Vice President, General Counsel and Secretary
William Graham	49	Vice President of Government Affairs
Norman Johnson	56	Controller

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, certain of our officers and any persons holding more than ten percent of our common stock are required to report their ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to report any failure to file by these dates during 2008. We are not aware of any instances during 2008, not previously disclosed by us, where such “reporting persons” failed to file the required reports on or before the specified dates.

ITEM 11.        EXECUTIVE COMPENSATION

Cash and Other Compensation

Summary Compensation Table

The following table, which should be read in conjunction with the explanations provided above, shows the compensation that we paid (or accrued) to our executive officers during the fiscal years ended December 31, 2008 and 2007:

SUMMARY COMPENSATION TABLE(1)

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards(2) ($)	All Other Compensation ($)		Total ($)
Robert S. Ehrlich Chairman, Chief Executive Officer and a director	2008	$400,000		$90,000		$–	$518,017	(3)	$1,008,017
	2007	$400,000		$175,000		$753,783	$241,411	(4)	$1,570,194
Thomas J. Paup Vice President – Finance and Chief Financial Officer	2008	$160,000		$48,000		$–	$6,188	(5)	$214,188
	2007	$143,100		$71,550		$138,067	$2,908	(5)	$355,625
Steven Esses President, Chief Operating Officer and a director	2008	$167,352	(6)	$75,000		$–	$136,588	(7)	$378,940
	2007	$72,816	(8)	$138,520	(9)	$259,891	$106,528	(10)	$577,755

(1)
We paid the amounts reported for each named executive officer in U.S. dollars and/or New Israeli Shekels (NIS). We have translated amounts paid in NIS into U.S. dollars at the exchange rate of NIS into U.S. dollars at the time of payment or accrual, except that certain items are pursuant to corporate policy paid at a set exchange rate that may be higher than the actual exchange rate on the date of payment. The difference, which was a positive number in 2007 and 2008, has been reported under “All Other Compensation,” below.

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

(3)
Of this amount, $82,802 represents payments to Israeli pension and education funds; $30,192 represents our accrual for severance pay that will be payable to Mr. Ehrlich upon his leaving our employ other than if he is terminated for cause, such as a breach of trust; $176,442 represents the effect of exchange rate differences on salary and bonus payments; and $131,771 represents the increase of our accrual for severance pay that would be payable to Mr. Ehrlich under the laws of the State of Israel if we were to terminate his employment.

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
(6)
Does not include $153,668 that we paid in consulting fees to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

(7)
Of this amount, $29,671 represents payments to Israeli pension and education funds; $42,701 represents the effect of exchange rate differences on salary and bonus payments; and $(21,158) represents the decrease of our accrual for severance pay that would be payable to Mr. Esses if we were to terminate his employment.

(8)
Does not include $194,598that we paid in consulting fees to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

(9)
Does not include $24,756 that we paid as a bonus to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

(10)
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

Name of Borrower	Date of Loan	Original Principal Amount of Loan	Amount Outstanding as of 12/31/08	Terms of Loan
Robert S. Ehrlich	12/28/99	$167,975	$201,570	Ten-year non-recourse loan to purchase our stock, secured by the shares of stock purchased.
Robert S. Ehrlich	02/09/00	$789,991	$818,357	Twenty-five-year non-recourse loan to purchase our stock, secured by the shares of stock purchased.
Robert S. Ehrlich	06/10/02	$36,500	$46,593	Twenty-five-year non-recourse loan to purchase our stock, secured by the shares of stock purchased.

Plan-Based Awards

Grants of Stock Options

We did not grant any stock options to our executive officers during 2008.

Grants of Restricted Stock

We did not grant any restricted stock to our executive officers during 2008.

Stock Option Exercises and Vesting of Restricted Stock Awards

Our executive officers did not exercise any stock options during 2008. The following table presents awards of restricted stock that vested during the year ended December 31, 2008.

STOCK VESTED

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Robert S. Ehrlich	106,667	$43,733
Steven Esses	45,000	$18,450
Thomas J. Paup	21,459	$8,798
______________
(1)
Reflects the aggregate market value of the shares of restricted stock determined based on a per share price of $0.41, the closing price of our common stock on the Nasdaq Global Market on December 31, 2008, which was the last trading day of 2008.

Outstanding Equity Awards at Fiscal Year-End

The table below sets forth information for our executive officers with respect to option and restricted stock values at the end of the fiscal year ended December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options(1) (#)						Equity Incentive Plan Awards
Name	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares that Have Not Vested (#)	Market Value of Shares that Have Not Vested(2) ($)	Number of Unearned Shares that Have Not Vested (#)	Market Value of Unearned Shares that Have Not Vested(2) ($)
Robert S. Ehrlich	5,178	0	$5.46	12/31/11	106,666	$43,733	80,000	$32,800
	4,687	0	$5.46	04/01/12
	1,116	0	$5.46	07/01/12
	4,687	0	$5.46	10/01/12
	6,294	0	$5.46	01/01/13
Thomas J. Paup	–	–	–	–	32,291	$13,239	42,916	$17,596
Steven Esses	714	0	$8.54	12/31/12	120,000	$49,200	90,000	$36,900
	1,785	0	$11.62	07/22/12
____________
(1)	All options in the table are vested.
(2)
Reflects the aggregate market value of the shares of restricted stock determined based on a per share price of $0.41, the closing price of our common stock on the Nasdaq Global Market on December 31, 2008, which was the last trading day of 2008.

Employment Contracts

Robert S. Ehrlich

Mr. Ehrlich is party to an employment agreement with us executed in April 2007. The term of this employment agreement as extended expires on December 31, 2011.

The employment agreement provides for a base salary of $33,333 per month, as adjusted annually for Israeli inflation and devaluation of the Israeli shekel against the U.S. dollar, if any. Mr. Ehrlich has waived this adjustment for 2008 and 2009. Additionally, the board may at its discretion raise Mr. Ehrlich’s base salary. The employment agreement also grants Mr. Ehrlich a retention bonus in the amount of 200,000 shares of restricted stock, vesting one-third on each of December 31, 2007, 2008 and 2009.

The employment agreement provides that we will pay an annual bonus, on a sliding scale, in an amount equal to 35% of Mr. Ehrlich’s annual base salary then in effect if the results we actually attain for the year in question are 90% or more of the amount we budgeted at the beginning of the year, up to a maximum of 75% of his annual base salary then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year. For 2008, the Compensation Committee choose financial targets for determining eligibility for the above-referenced cash incentive bonus that are determined 50% on the achievement of set budgetary forecast targets for revenue growth and 50% on the achievement of set budgetary forecast targets for EBITDA, which is determined by taking net profit and adding back in interest expense (income), net (after deduction of minority interest), depreciation of fixed assets, taxes (after deduction of minority interest), and amortization of inventory adjustments and of intangible assets, capitalized software costs and technology impairment. We did not achieve the targets set by the Compensation Committee for 2008, and accordingly the incentive bonus for 2008 was not paid. New targets will be chosen for 2009 based upon future budgetary forecasts.

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

Upon termination of employment, the employment agreement provides for payment of all accrued and unpaid compensation and benefits (including under most circumstances Israeli statutory severance, described above), and (unless we have terminated the agreement for Cause or Mr. Ehrlich has terminated the agreement without Good Reason and without giving us 120 days’ notice of termination) bonuses (to the extent earned) due for the year in which employment is terminated and severance pay in the amount of up to $1,625,400, except that in the event of termination by Mr. Ehrlich on 120 days’ prior notice, the severance pay will be only that amount that has vested (meaning that it had been scheduled to have been deposited in trust as described in the next paragraph). Furthermore, in respect of any termination by us other than termination for Cause or termination of the agreement due to Mr. Ehrlich’s death or disability, or by Mr. Ehrlich other than for Good Reason, all outstanding options and all restricted shares will be fully vested. Restricted shares that have vested prior to the date of termination are not forfeited under any circumstances, including termination for Cause.

A table describing the payments that would have been due to Mr. Ehrlich under his employment agreement had Mr. Ehrlich’s employment with us been terminated at the end of 2008 under various circumstances (pursuant to the terms of his then-current employment agreement) appears under “Potential Payments and Benefits upon Termination of Employment – Robert S. Ehrlich,” below.

Pursuant to the terms of our employment agreement Mr. Ehrlich, funds to secure payment of Mr. Ehrlich’s contractual severance are to be deposited into accounts for his benefit, with payments to be made pursuant to an agreed-upon schedule. As of December 31, 2008, a total of $587,905 had been deposited into accounts with two capital management funds. These accounts are in our name and continue to be owned by us, and we benefit from all gains and bear the risk of all losses resulting from deposits of these funds.

Steven Esses

Mr. Esses is party to an employment agreement with EFL and guaranteed by us executed in April 2008, effective as of January 1, 2008. The term of this employment agreement as extended expires on December 31, 2011.

The employment agreement provides for a base salary of NIS 53,023.50 per month (approximately $13,787 at the rate of exchange in effect on January 1, 2008), with an automatic annual 6% increase to adjust for inflation. Mr. Esses waived his inflation adjustment for 2008. Additionally, the board may at its discretion raise Mr. Esses’s base salary. The agreement also provides for a stock retention bonus of 200,000 shares of restricted stock, vesting (i) 25,000 shares on December 31, 2008, 25,000 shares on December 31, 2009, and 25,000 shares on December 31, 2010, with each such vesting being contingent solely on Mr. Esses being employed by us on the scheduled vesting date, (ii) 25,000 shares on December 31, 2008, 25,000 shares on December 31, 2009, and 25,000 shares on December 31, 2010, with each such vesting being contingent on Mr. Esses being employed by us on the scheduled vesting date and on performance criteria to be established by the Compensation Committee of our Board of Directors, and (iii) 50,000 shares on January 1, 2011, with such vesting being contingent upon Mr. Esses succeeding to the position of Chief Executive Officer by such date. We did not achieve the targets set by the Compensation Committee for 2008, and accordingly the 25,000 performance shares for 2008 were not vested. The agreement further provides for a cash retention bonus of NIS 900,000 (approximately $234,000 at the rate of exchange in effect on January 1, 2008).

The employment agreement provides that if the results we actually attain in a given year are at least 90% of the amount we budgeted at the beginning of the year, we will pay a bonus, on a sliding scale, in an amount equal to a minimum of 20% of Mr. Esses’s annual base salary then in effect, up to a maximum of 75% of his annual base salary then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year. For 2008, the Compensation Committee choose financial targets for determining eligibility for the above-referenced cash incentive bonus that are determined 50% on the achievement of set budgetary forecast targets for revenue growth and 50% on the achievement of set budgetary forecast targets for EBITDA, which is determined by taking net profit and adding back in interest expense (income), net (after deduction of minority interest), depreciation of fixed assets, taxes (after deduction of minority interest), and amortization of inventory adjustments and of intangible assets, capitalized software costs and technology impairment. We did not achieve the targets set by the Compensation Committee for 2008, and accordingly the incentive bonus for 2008 was not paid. New targets will be chosen for 2009 based upon future budgetary forecasts.

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

Upon termination of employment, the employment agreement provides for payment of all accrued and unpaid compensation, and (unless we have terminated the agreement for Cause or Mr. Esses has terminated the agreement without Good Reason and without giving us 150 days’ notice of termination) bonuses (to the extent earned) due for the year in which employment is terminated (in an amount of not less than 20% of base salary) and severance pay, as follows: (A) before the end of the first year of the agreement, a total of (i) $30,400 plus (ii) eighteen (18) times monthly salary; (B) before the end of the second year of the agreement, a total of (i) $56,000 plus (ii) twenty (20) times monthly salary; (C) before the end of the third year of the agreement, a total of (i) $81,600 plus (ii) twenty-two (22) times monthly salary; or (D) at or after the end of the third year of the agreement, a total of (i) $107,200 plus (ii) twenty-four (24) times monthly salary. In all of the above cases, “base salary” and “monthly salary” mean what Mr. Esses’s salary would have been had he not waived his inflation adjustment. Furthermore, Mr. Esses will receive, in respect of all benefits, an additional sum in the amount of (i) $75,000, in the case of termination due to disability, Good Reason, death, or non-renewal, or (ii) $150,000, in the case of termination due to early retirement, retirement, change of control or change of location. Additionally, in respect of any termination due to a change of control or a change in the primary location from which Mr. Esses shall have conducted his business activities during the 60 days prior to such change, all outstanding options and all restricted shares will be fully vested. Restricted shares that have vested prior to the date of termination are not forfeited under any circumstances, including termination for Cause.

A table describing the payments that would have been due to Mr. Esses under his employment agreement had Mr. Esses’s employment with us been terminated at the end of 2008 under various circumstances appears under “Potential Payments and Benefits upon Termination of Employment – Steven Esses,” below.

Pursuant to the terms of our employment agreement Mr. Esses, funds to secure payment of Mr. Esses’s contractual severance are to be deposited into accounts for his benefit, with payments to be made pursuant to an agreed-upon schedule. As of December 31, 2008, a total of $100,000 had been deposited into accounts with two capital management funds. These accounts are in our name and continue to be owned by us, and we benefit from all gains and bear the risk of all losses resulting from deposits of these funds.

See also “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

Thomas J. Paup

Mr. Paup is party to an amended and restated employment agreement with us executed in April 2008, effective as of January 1, 2008, having a term running until December 31, 2011. Under the terms of his employment agreement, Mr. Paup is entitled to receive a base salary of $160,000 per annum, with increases of 6% per year thereafter to take account of inflation, and will be eligible for a bonus with a target equal to between 20% and 50% of the base salary. Mr. Paup waived his inflation adjustment for 2008. The actual bonus payout shall be determined based upon the Company’s achievement level against financial and performance objectives determined by the Compensation Committee of our Board of Directors. We did not achieve the targets set by the Compensation Committee for 2008, and accordingly the incentive bonus for 2008 was not paid. New targets will be chosen for 2009 based upon future budgetary forecasts. The agreement also provides for a stock retention bonus of 65,000 shares of restricted stock, vesting (i) 10,834 shares on December 31, 2008, 10,833 shares on December 31, 2009, and 10,833 shares on December 31, 2010, with each such vesting being contingent solely on Mr. Paup being employed by us on the scheduled vesting date, and (ii) 10,834 shares on December 31, 2008, 10,833 shares on December 31, 2009, and 10,833 shares on December 31, 2010, with each such vesting being contingent on Mr. Paup being employed by us on the scheduled vesting date and on performance criteria to be established by the Compensation Committee of our Board of Directors. We did not achieve the targets set by the Compensation Committee for 2008, and accordingly the 10,834 performance shares for 2008 were not vested. Mr. Paup’s employment agreement provides that if we terminate his agreement other than for cause (defined as conviction of certain crimes, willful failure to carry out directives of our board of directors or gross negligence or willful misconduct), we must pay Mr. Paup severance in an amount of four times his monthly salary plus an additional two months’ salary for every year worked during the term of his agreement, with the maximum severance payable of one year’s salary; these payments are doubled in the event of termination by reason of a change of control. In all of the above cases, “monthly salary” mean what Mr. Paup’s salary would have been had he not waived his inflation adjustment. Additionally, in respect of any termination due to a change of control, all outstanding options and all restricted shares will be fully vested. Restricted shares that have vested prior to the date of termination are not forfeited under any circumstances, including termination for Cause.

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

Potential Payments and Benefits upon Termination of Employment

This section sets forth in tabular form quantitative disclosure regarding estimated payments and other benefits that would have been received by certain of our executive officers if their employment had terminated on December 31, 2008 (the last business day of the fiscal year).

For a narrative description of the severance and change in control arrangements in the employment contracts of Messrs. Ehrlich, Esses and Paup, see “– Employment Contracts,” above. Each of Messrs. Ehrlich and Esses will be eligible to receive severance payments in excess of accrued but unpaid items only if he signs a general release of claims.

Robert S. Ehrlich

The following table describes the potential payments and benefits upon employment termination for Robert S. Ehrlich, our Chairman and Chief Executive Officer, pursuant to applicable law and the terms of his employment agreement with us, as if his employment had terminated on December 31, 2008 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

ROBERT S. EHRLICH
Payments and Benefits	Death or Disability(1)	Cause(2)	Good Reason(3)	Change of Control(4)	Termination at Will(5)	Other Employee Termination(6)
Accrued but unpaid:
Base salary	$33,333	$33,333	$33,333	$33,333	$33,333	$33,333
Vacation	77,340	77,340	77,340	77,340	77,340	77,340
Recuperation pay(7)	363	363	363	363	363	363
Benefits:
Manager’s insurance(8)	5,277	5,277	5,277	5,277	5,277	5,277
Continuing education fund(9)	2,500	2,500	2,500	2,500	2,500	2,500
Tax gross-up on automobile	1,167	–	1,167	1,167	1,167	–
Contractual severance	1,625,400	–	1,625,400	1,625,400	1,625,400	–
Statutory severance(10)	715,388	–	715,388	715,388	715,388	–
Accelerated vesting of restricted stock	168,800	–	168,800	168,800	–	–
TOTAL:	$2,629,568	$118,813	$2,629,568	$2,629,568	$2,460,768	$118,813
_________________
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

(4)
“Change of Control” is defined in Mr. Ehrlich’s employment agreement as (i) the acquisition (other than from us in any public offering or private placement of equity securities) by any person or entity of beneficial ownership of 20% or more of the combined voting power of our then-outstanding voting securities; or (ii) individuals who, as of January 1, 2000, were members of our Board of Directors (the “Original Board”), together with individuals approved by a vote of at least 2/3 of the individuals who were members of the Original Board and are then still members of our Board, cease for any reason to constitute at least 1/3 of our Board of us; or (iii) approval by our shareholders of a complete winding-up or an agreement for the sale or other disposition of all or substantially all of our assets.

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
(8)
Payments to managers’ insurance, a benefit customarily given to senior executives in Israel, come to a total of 15.83% of base salary, consisting of 8.33% for payments to a fund to secure payment of statutory severance obligations, 5% for pension and 2.5% for disability. The managers’ insurance funds reflected in the table do not include the 8.33% payments to a fund to secure payment of statutory severance obligations with respect to amounts paid prior to December 31, 2008, which funds are reflected in the table under the “Statutory severance” heading.

(9)
Pursuant to Israeli law, we must contribute an amount equal to 7.5% of Mr. Ehrlich’s base salary to a continuing education fund, up to the permissible tax-exempt salary ceiling according to the income tax regulations in effect from time to time. At December 31, 2008, the ceiling then in effect was NIS 15,712 (approximately $4,133). In Mr. Ehrlich’s case, we have customarily contributed to his continuing education fund in excess of the tax-exempt ceiling, and then reimbursed Mr. Ehrlich for the tax. The sums in the table reflect this additional contribution and the resultant tax reimbursement.

(10)	Under Israeli law, employees terminated other than for cause receive severance in the amount of one month’s base salary for each year of work, at their salary rate at the date of termination.

Steven Esses

The following table describes the potential payments and benefits upon employment termination for Steven Esses, our President and Chief Operating Officer, pursuant to applicable law and the terms of his employment agreement with us, as if his employment had terminated on December 31, 2008 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

See also “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

STEVEN ESSES
Payments and Benefits	Non- Renewal(1)	Death or Disability(2)	Cause(3)	Good Reason(4)	Change of Control(5)	Change of Location(6)	Retirement(7)	Early Retirement(8)	Other Employee Termination(9)
Accrued but unpaid(10):
Base salary	$13,946	$13,946	$13,946	$13,946	$13,946	$13,946	$13,946	$13,946	$13,946
Vacation	64,721	64,721	64,721	64,721	64,721	64,721	64,721	64,721	64,721
Sick leave(11)	17,455	17,455	–	17,455	17,455	17,455	17,455	17,455	–
Recuperation pay(12)	254	254	254	254	254	254	254	254	254
Benefits:
Manager’s insurance(13)	2,209	2,209	2,209	2,209	2,209	2,209	2,209	2,209	2,209
Continuing education fund(14)	1,415	1,415	1,415	1,415	1,415	1,415	1,415	1,415	1,415
Tax gross-up on automobile	1,167	1,167	–	1,167	1,167	1,167	1,167	1,167	–
Contractual severance	356,432	356,432	–	356,432	356,432	356,432	356,432	356,432	–
Statutory severance(15)	70,738	70,738	–	70,738	70,738	70,738	70,738	70,738	–
Benefits	75,000	75,000	–	75,000	150,000	150,000	150,000	150,000	–
TOTAL:	$603,337	$603,337	$82,545	$603,337	$603,337	$603,337	$603,337	$603,337	$82,545
_______________
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

(5)
“Change of Control” is defined in Mr. Esses’s employment agreement as (i) the acquisition (other than from us in any public offering or private placement of equity securities) by any person or entity of beneficial ownership of 30% or more of the combined voting power of our then-outstanding voting securities; or (ii) individuals who, as of January 1, 2000, were members of our Board of Directors (the “Original Board”), together with individuals approved by a vote of at least 2/3 of the individuals who were members of the Original Board and are then still members of our Board, cease for any reason to constitute at least 1/3 of our Board of us; or (iii) approval by our shareholders of a complete winding-up or an agreement for the sale or other disposition of all or substantially all of our assets.

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

(10)
Does not include a total of $12,800 in accrued but unpaid consulting fees due at December 31, 2008 to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

(11)	Limited to an aggregate of 30 days.
(12)	Pursuant to Israeli law and our customary practice, we pay Mr. Esses in July of each year the equivalent of six days’ “recuperation pay” at the statutory rate of NIS 318 (approximately $86) per day.
(13)
Payments to managers’ insurance, a benefit customarily given to senior executives in Israel, come to a total of 15.83% of base salary, consisting of 8.33% for payments to a fund to secure payment of statutory severance obligations, 5% for pension and 2.5% for disability. The managers’ insurance funds reflected in the table do not include the 8.33% payments to a fund to secure payment of statutory severance obligations with respect to amounts paid prior to December 31, 2008, which funds are reflected in the table under the “Statutory severance” heading.

(14)
Pursuant to Israeli law, we must contribute an amount equal to 7.5% of Mr. Esses’s base salary to a continuing education fund, up to the permissible tax-exempt salary ceiling according to the income tax regulations in effect from time to time. At December 31, 2008, the ceiling then in effect was NIS 15,712 (approximately $4,350). In Mr. Esses’s case, we have customarily contributed to his continuing education fund in excess of the tax-exempt ceiling, and then reimbursed Mr. Esses for the tax. The sums in the table reflect this additional contribution and the resultant tax reimbursement.

(15)	Under Israeli law, employees terminated other than for cause receive severance in the amount of one month’s base salary for each year of work, at their salary rate at the date of termination.

Thomas J. Paup

The following table describes the potential payments and benefits upon employment termination for Thomas J. Paup, our Vice President – Finance and Chief Financial Officer, pursuant to applicable law and the terms of his employment agreement with us, as if his employment had terminated on December 31, 2008 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

THOMAS J. PAUP
Payments and Benefits	Death or Disability(1)	Cause(2)	Change of Control(3)	Non-Renewal(4)
Accrued but unpaid:
Base salary	$6,666	$6,666	$6,666	$6,666
Vacation	11,692	11,692	11,692	11,692
Contractual severance	–	–	160,000	80,000
TOTAL:	$18,358	$18,358	$178,358	$98,358
____________
(1)
“Disability” is defined in Mr. Paup’s employment agreement as a physical or mental infirmity which impairs the Mr. Paup’s ability to substantially perform his duties and which continues for a period of at least 180 consecutive days.

(2)
“Cause” is defined in Mr. Paup’s employment agreement as (i) a breach of trust by Mr. Paup, including, for example, but without limitation, commission of an act of moral turpitude, theft, embezzlement, self-dealing or insider trading; (ii) the unauthorized disclosure by Mr. Paup of confidential information of or relating to us; (iii) a material breach by Mr. Paup of his employment agreement; or (iv) any act of, or omission by, Mr. Paup which, in our reasonable judgment, amounts to a serious failure by Mr. Paup to perform his responsibilities or functions or in the exercise of his authority, which failure, in our reasonable judgment, rises to a level of gross nonfeasance, misfeasance or malfeasance.

(3)
“Change of Control” is defined in Mr. Paup’s employment agreement as (i) the acquisition (other than from us in any public offering or private placement of equity securities) by any person or entity of beneficial ownership of 30% or more of the combined voting power of our then-outstanding voting securities; or (ii) individuals who, as of December 31, 2007, were members of our Board of Directors (the “Original Board”), together with individuals approved by a vote of at least 2/3 of the individuals who were members of the Original Board and are then still members of our Board, cease for any reason to constitute at least 1/3 of our Board of us; or (iii) approval by our shareholders of a complete winding-up or an agreement for the sale or other disposition of all or substantially all of our assets.

(4)	“Non-Renewal” is defined in Mr. Paup’s employment agreement as Mr. Paup terminating his employment with us on written notice of at least 120 days in advance of the effective date of such termination.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the security ownership, as of February 28, 2009, of those persons owning of record or known by us to own beneficially more than 5% of our common stock (of which there were none) and of each of our Named Executive Officers and directors, and the shares of common stock held by all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)(3)		Percentage of Total Shares Outstanding(3)
Dimensional Fund Advisors LP	681,759	(4)	5.0%
Robert S. Ehrlich	606,393	(5)	4.4%
Steven Esses	349,284	(6)	2.6%
Thomas J. Paup	139,166	(7)	1.0%
Dr. Jay M. Eastman	10,430	(8)	*
Edward J. Borey	11,572	(9)	*
Prof. Seymour Jones	10,430	(10)	*
Elliot Sloyer	43,720	(11)	*
Michael E. Marrus	13,720	(12)	*
All of our directors and executive officers as a group (8 persons)	1,184,715	(13)	8.7%
_____________
*	Less than one percent.
(1)	The address of each named beneficial owner other than Dimensional Fund Advisors LP is in care of Arotech Corporation, 1229 Oak Valley Drive, Ann Arbor, Michigan 48108.
(2)
Unless otherwise indicated in these footnotes, each of the persons or entities named in the table has sole voting and sole investment power with respect to all shares shown as beneficially owned by that person, subject to applicable community property laws.

(3)
Based on 13,637,639 shares of common stock outstanding as of February 28, 2009. For purposes of determining beneficial ownership of our common stock, owners of options exercisable within sixty days are considered to be the beneficial owners of the shares of common stock for which such securities are exercisable. The percentage ownership of the outstanding common stock reported herein is based on the assumption (expressly required by the applicable rules of the Securities and Exchange Commission) that only the person whose ownership is being reported has exercised his options for shares of common stock.

(4)
Dimensional Fund Advisors LP (“Dimensional”), Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas, 78746, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over our securities that are owned by the Funds, and may be deemed to be the beneficial owner of our shares held by the Funds. However, all such securities are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. All information in this footnote and in the text to which this footnote relates is based on a Schedule 13G filed with the Securities and Exchange Commission on February 6, 2008, as amended on February 9, 2009.

(5)
Consists of 382,667 shares held directly by Mr. Ehrlich, 186,666 shares of unvested restricted stock (the vesting of 80,000 of which is subject to future performance criteria), 3,571 shares held by Mr. Ehrlich’s wife (in which shares Mr. Ehrlich disclaims beneficial ownership), 11,527 shares held in Mr. Ehrlich’s pension plan, and 21,962 shares issuable upon exercise of options exercisable within 60 days of February 28, 2009.

(6)
Consists of 136,785 shares held directly by Mr. Esses, 210,000 shares of unvested restricted stock (the vesting of 90,000 of which is subject to future performance criteria), and 2,499 shares issuable upon exercise of options exercisable within 60 days of February 28, 2009.

(7)	Consists of 63,959 shares held directly by Mr. Paup and 75,207 shares of unvested restricted stock (the vesting of 42,916 of which is subject to future performance criteria).
(8)	Consists of 1,645 shares owned directly by Dr. Eastman and 8,785 shares of unvested restricted stock.
(9)	Consists of 2,787 shares owned directly by Mr. Borey and 8,785 shares of unvested restricted stock.
(10)	Consists of 1,645 shares owned directly by Prof. Jones and 8,785 shares of unvested restricted stock.
(11)	Consists of 32,742 shares owned directly by Mr. Sloyer and 10,978 shares of unvested restricted stock.
(12)	Consists of 2,742 shares owned directly by Mr. Marrus and 10,978 shares of unvested restricted stock.
(13)
Includes 24,461 shares issuable upon exercise of options exercisable within 60 days of February 28, 2009 and 520,184 shares of unvested restricted stock (the vesting of 212,916 of which is subject to future performance criteria).

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2008, with respect to our 1998, 2004 and 2007 stock option plans, as well as any other stock options and warrants previously issued by us (including individual compensation arrangements) as compensation for goods and services:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	951,564	$6.28	None
________________
(1)
For a description of the material features of grants of options and warrants other than options granted under our employee stock option plans, see Note 13.c. of the Notes to the Consolidated Financial Statements.

(2)	All of the plans are currently over-subscribed and will be revised based on a new equity compensation plan that is in development that will be voted on at our next annual meeting of stockholders.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Officer Loans

On December 3, 1999, Robert S. Ehrlich purchased 8,928 shares of our common stock out of our treasury at the closing price of the common stock on December 2, 1999. Payment was rendered by Mr. Ehrlich in the form of non-recourse promissory notes due in 2009 in the amount of $167,975, bearing simple annual interest at a rate of 2%, secured by the shares of common stock purchased and other shares of common stock previously held by him. As of December 31, 2008, the aggregate amount outstanding pursuant to this promissory note was $201,570.

On February 9, 2000, Mr. Ehrlich exercised 9,404 stock options. Mr. Ehrlich paid the exercise price of the stock options and certain taxes that we paid on his behalf by giving us a non-recourse promissory note due in 2025 in the amount of $789,991, bearing annual interest (i) as to $329,163, at 1% over the then-current federal funds rate announced from time to time by the Wall Street Journal, and (ii) as to $460,828, at 4% over the then-current percentage increase in the Israeli consumer price index between the date of the loan and the date of the annual interest calculation, secured by the shares of our common stock acquired through the exercise of the options and certain compensation due to Mr. Ehrlich upon termination. As of December 31, 2008, the aggregate amount outstanding pursuant to this promissory note was $818,357.

On June 10, 2002, Mr. Ehrlich exercised 3,571 stock options. Mr. Ehrlich paid the exercise price of the stock options by giving us a non-recourse promissory note due in 2012 in the amount of $36,500, bearing simple annual interest at a rate equal to the lesser of (i) 5.75%, and (ii) 1% over the then-current federal funds rate announced from time to time, secured by the shares of our common stock acquired through the exercise of the options. As of December 31, 2008, the aggregate amount outstanding pursuant to this promissory note was $46,593.

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

➢
Audit Fees. Audit fees billed or expected to be billed to us by BDO for the audit of the financial statements included in our Annual Report on Form 10-K, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for the years ended December 31, 2008 and 2007 totaled approximately $514,000 and $428,000, respectively.

➢
Audit-Related Fees.  BDO billed us $23,000 and $16,000 for the fiscal years ended December 31, 2008 and 2007, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

➢
Tax Fees.  BDO billed or expected to bill us an aggregate of $25,000 for each of the fiscal years ended December 31, 2008 and 2007, for tax services, principally advice regarding the preparation of income tax returns.

➢	All Other Fees. BDO did not provide additional services other than the services reported above.

Applicable law and regulations provide an exemption that permits certain services to be provided by our outside auditors even if they are not pre-approved. We have not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

PART IV
ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this report:

(1)	Financial Statements – See Index to Financial Statements on page 31 above and the financial pages following page 48 below.
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

(3)
Exhibits – The following Exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

	Exhibit No.	Description
(1)	3.1	Amended and Restated Certificate of Incorporation
(3)	3.1.1	Amendment to our Amended and Restated Certificate of Incorporation
(6)	3.1.2	Amendment to our Amended and Restated Certificate of Incorporation
(7)	3.1.3	Amendment to our Amended and Restated Certificate of Incorporation
(12)	3.1.4	Amendment to our Amended and Restated Certificate of Incorporation
(2)	3.2	Amended and Restated By-Laws
(7)	4.1	Specimen Certificate for shares of common stock, $.01 par value
(10)	10.1	Promissory Note dated December 3, 1999, from Robert S. Ehrlich to us
(10)	10.2	Promissory Note dated February 9, 2000, from Robert S. Ehrlich to us
(10)	10.3	Promissory Note dated January 12, 2001, from Robert S. Ehrlich to us
(4)	10.4	Agreement of Lease dated December 6, 2000 between Janet Nissim et al. and M.D.T. Protection (2000) Ltd. [English summary of Hebrew original]
(4)	10.5	Agreement of Lease dated August 22, 2001 between Aviod Building and Earthworks Company Ltd. et al. and M.D.T. Protective Industries Ltd. [English summary of Hebrew original]
(5)	10.6	Promissory Note dated July 1, 2002 from Robert S. Ehrlich to us
(5)	10.7	Lease dated April 8, 1997, between AMR Holdings, L.L.C. and FAAC Incorporated
† (7)	10.8	Consulting Agreement, effective as of January 1, 2005, between us and Sampen Corporation
† (13)	10.9	Fourth Amended and Restated Employment Agreement, dated April 16, 2007, between us, EFL and Robert S. Ehrlich
**	10.9.1	Amendment letter dated April 9, 2009 between us, EFL and Robert S. Ehrlich
† (15)	10.10	Amended and Restated Employment Agreement, dated April 14, 2008 and effective as of January 1, 2008, between EFL and Steven Esses
**	10.10.1	Amendment letter dated April 9, 2009 between us, EFL and Steven Esses
(11)	10.11	Conversion Agreement dated April 7, 2006 between us and the Investors named therein
† (15)	10.12	Amended and Restated Employment Agreement between the Company and Thomas J. Paup dated April 14, 2008 and effective as of January 1, 2008
**	10.12.1	Amendment letter dated April 9, 2009 between us and Thomas J. Paup
(10)	10.13	Lease dated February 10, 2006 between Arbor Development Company LLC and FAAC Incorporated
(14)	10.14	Loan Agreement between FAAC Incorporated and Keybank National Association dated December 27, 2007
(14)	10.15	Security Agreement between us and Keybank National Association dated December 27, 2007
(14)	10.16	Guaranty from us to Keybank National Association dated December 27, 2007
* (15)	10.17	Agreement with Yossi Bar in respect of our purchase of the minority interest of M.D.T. Protective Industries Ltd. and MDT Armor Corporation dated January 15, 2008
(15)	10.18	Stock Purchase Agreement among FAAC Incorporated, Realtime Technologies Ltd. and Richard Romano dated February 4, 2008
(16)	10.19	Securities Purchase Agreement dated August 14, 2008 between us and the Investors named therein
(16)	10.20	Form of Senior Subordinated Note due August 15, 2011
(16)	10.21	Form of Warrant dated August 14, 2008
(16)	10.22	Convertible Note of DEI Services Corporation due December 31, 2009
(16)	10.23	Limited Guaranty, Pledge and Voting Agreement from the stockholders of DEI Services Corporation dated August 14, 2008
(9)	21.1	List of Subsidiaries of the Registrant
**	23.1	Consent of BDO Seidman, LLP
**	31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**	31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________________
*	English translation or summary from original Hebrew
**	Filed herewith
†	Includes management contracts and compensation plans and arrangements
(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-73256), which became effective on February 23, 1994
(2)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-97944), which became effective on February 5, 1996
(3)	Incorporated by reference to our Current Report on Form 8-K filed January 6, 2003
(4)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002
(5)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003
(6)	Incorporated by reference to our Current Report on Form 8-K filed July 15, 2004
(7)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
(9)	Incorporated by reference to our Current Report on Form 8-K filed January 5, 2006
(10)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005
(11)	Incorporated by reference to our Current Report on Form 8-K filed April 7, 2006
(12)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(13)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2006
(14)	Incorporated by reference to our Current Report on Form 8-K filed January 3, 2008
(15)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007
(16)	Incorporated by reference to our Current Report on Form 8-K filed August 15, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 10, 2009.

AROTECH CORPORATION

By: /s/  Robert S. Ehrlich
Name: Robert S. Ehrlich
Title:   Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert S. Ehrlich Robert S. Ehrlich	Chairman Chief Executive Officer and Director (Principal Executive Officer)	April 9, 2009

/s/ Thomas J. Paup Thomas J. Paup	Vice President – Finance (Principal Financial Officer)	April 9, 2009

/s/ Norman Johnson Norman Johnson	Controller (Principal Accounting Officer)	April 9, 2009

/s/ Steven Esses Steven Esses	President, Chief Operating Officer and Director	April 9, 2009

/s/ Jay M. Eastman Dr. Jay M. Eastman	Director	April 9, 2009

_____________________ Edward J. Borey	Director	April __, 2009

/s/ Seymour Jones Seymour Jones	Director	April 9, 2009

/s/ Elliot Sloyer Elliot Sloyer	Director	April 9, 2009

/s/ Michael E. Marrus Michael E. Marrus	Director	April 9, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arotech Corporation:

We have audited the accompanying consolidated balance sheets of Arotech Corporation and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arotech Corporation and subsidiaries at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 19 to the financial statements, the 2007 financial statements have been restated to correct a misstatement related to a deferred tax liability.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

 /s/ BDO Seidman, LLP
Grand Rapids, Michigan
April 7, 2009

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
In U.S. dollars

	December 31,
	2008	2007
		(as restated; see Note 19)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,301,359	$3,447,671
Restricted collateral deposits	381,586	320,454
Escrow receivable	–	1,479,826
Available for sale marketable securities	49,204	47,005
Trade receivables (net of allowance for doubtful accounts in the amounts of $19,000 and $25,000 as of December 31, 2008 and 2007, respectively)	19,346,084	14,583,213
Unbilled receivables	4,769,264	3,271,594
Other accounts receivable and prepaid expenses	3,625,955	1,614,614
Inventories	9,678,960	7,887,820

Total current assets	42,152,412	32,652,197

DEFERRED TAX ASSET	72,114	77,709

SEVERANCE PAY FUND	2,888,867	2,815,040

OTHER LONG-TERM RECEIVABLES	463,780	309,190

PROPERTY AND EQUIPMENT, NET	5,058,263	5,079,796

INVESTMENT IN AFFILIATED COMPANY	40,987	352,168

OTHER INTANGIBLE ASSETS, NET	6,867,873	7,837,076

GOODWILL	32,250,503	31,358,131

Total long term assets	47,642,387	47,829,110

Total Assets	$89,794,799	$80,481,307

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
In U.S. dollars

	December 31,
	2008	2007
		(as restated; see Note 19)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$9,664,558	$4,233,288
Other accounts payable and accrued expenses	5,858,959	4,889,729
Current portion of capitalized leases	62,833	67,543
Current portion of promissory notes due to purchase of subsidiaries	–	151,450
Current portion of long term debt	1,861,187	103,844
Short term bank credit	3,607,890	4,557,890
Deferred revenues	3,789,020	2,903,166

Total current liabilities	24,844,447	16,906,910

LONG TERM LIABILITIES
Accrued severance pay	5,161,448	4,853,231
Long term portion of capitalized leases	122,090	86,989
Long term debt	3,866,727	1,088,498
Deferred tax liability	2,430,000	1,865,000
Other long term liabilities	146,738	110,255

Total long-term liabilities	11,727,003	8,003,973

COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)

MINORITY INTEREST	–	83,816

STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each;
Authorized: 250,000,000 shares as of December 31, 2008 and 2007; Issued and Outstanding: 13,637,639 shares and 13,544,819 shares as of December 31, 2008 and 2007, respectively;	136,377	135,448
Preferred shares – $0.01 par value each;
Authorized: 1,000,000 shares as of December 31, 2008 and 2007; No shares issued and outstanding as of December 31, 2008 and 2007	–	–
Additional paid-in capital	220,124,075	218,551,110
Accumulated deficit	(167,205,514)	(163,367,558)
Notes receivable from shareholders	(1,357,788)	(1,333,833)
Accumulated other comprehensive income	1,526,199	1,501,441

Total stockholders’ equity	53,223,349	55,486,608

	$89,794,799	$80,481,307

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
In U.S. dollars

	2008	2007
		(as restated; see Note 19)
Revenues	$68,948,969	$57,719,561

Cost of revenues, exclusive of amortization of intangibles	50,177,909	39,639,812
Research and development	1,657,668	1,877,163
Selling and marketing expenses	4,699,870	4,164,464
General and administrative expenses	14,093,764	13,158,297
Amortization of intangible assets	1,735,548	1,381,882
Escrow adjustment	(1,448,074)	–

Total operating costs and expenses	70,916,685	60,221,618

Operating loss	(1,967,716)	(2,502,057)
Other income	422,883	617,952
Financial expenses, net	(814,089)	(905,888)

Loss before minority interest in earnings of a subsidiaries, earnings from affiliated company, and income tax expenses	(2,358,922)	(2,789,993)
Income taxes	(1,026,868)	(608,916)
Losses from affiliated companies	(452,166)	(40,230)
Minority interest in earnings of subsidiaries	–	(62,296)
Net loss	$(3,837,956)	$(3,501,435)

Basic and diluted net loss per share	$(0.30)	$(0.31)

Weighted average number of shares used in computing basic and diluted net loss per share	12,605,786	11,274,387

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (as restated; see Note 19)
In U.S. dollars

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Treasury stock	Notes receivable from stockholders	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)	Total stockholders’ equity
Balance as of January 1, 2007 as previously reported	12,023,242	$120,232	$217,735,860	$(159,466,123)	$(3,537,106)	$(1,304,179)	$511,154	$–	$54,059,838
Prior period adjustment	–	–	–	(400,000)	–	–	–	–	(400,000)
Balance as of January 1, 2007, as adjusted	12,023,242	$120,232	$217,735,860	$(159,866,123)	$(3,537,106)	$(1,304,179)	$511,154	$–	$53,659,838
Principal installment of convertible debenture payment in shares	930,125	9,301	2,873,454	–	–	–	–	–	2,882,755
Treasury shares cancellation	(39,666)	(396)	(3,536,710)	–	3,537,106	–	–	–	–
Stock based compensation	–	–	1,417,521	–	–	–	–	–	1,417,521
Stock options and restricted stock	631,118	6,311	31,331	–	–	–	–	–	37,642
Interest accrued on notes receivable from shareholders	–	–	29,654	–		(29,654)	–	–	–
Other comprehensive loss – foreign currency translation adjustment	–	–	–	–	–	–	988,740	988,740	988,740
Other comprehensive loss – unrealized gain on available for sale marketable securities	–	–	–	–	–	–	1,547	1,547	1,547
Net loss as restated	–	–	–	(3,501,435)	–	–	–	(3,501,435)	(3,501,435)
Total comprehensive loss as restated	–	–	–	–	–	–	–	$(2,511,148)	–
Balance as of December 31, 2007 as restated	13,544,819	$135,448	$218,551,110	$(163,367,558)	$–	$(1,333,833)	$1,501,441		$55,486,608

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
In U.S. dollars

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Notes receivable from stockholders	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)	Total stockholders’ equity
Balance as of January 1, 2008	13,544,819	$135,448	$218,551,110	$(163,367,558)	$(1,333,833)	$1,501,441	$–	$55,486,608
Issuance of warrants	–	–	412,300	–	–	–	–	412,300
Stock based compensation	–	–	1,039,270	–	–	–	–	1,039,270
Stock options and restricted stock	38,472	385	(385)	–	–		–	–
Issuance of stock for acquisition	54,348	544	97,825	–	–	–	–	98,369
Interest accrued on notes receivable from shareholders	–	–	23,955	–	(23,955)	–	–	–
Other comprehensive loss – foreign currency translation adjustment	–	–	–	–	–	23,103	23,103	23,103
Other comprehensive loss – unrealized gain on available for sale marketable securities	–	–	–	–	–	1,655	1,655	1,655
Net loss	–	–	–	(3,837,956)	–	–	(3,837,956)	(3,837,956)
Total comprehensive loss	–	–	–	–	–	–	$(3,813,198)	–
Balance as of December 31, 2008	13,637,639	$136,377	$220,124,075	$(167,205,514)	$(1,357,788)	$1,526,199		$53,223,349

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. dollars

	2008	2007
Cash flows from operating activities:		(as restated; see Note 19)
Net loss	$(3,837,956)	$(3,501,435)
Adjustments required to reconcile net loss to net cash used in operating activities:
Minority interest in loss of subsidiary	–	62,296
Loss from affiliated companies	452,168	40,230
Depreciation	1,246,238	1,376,749
Amortization of intangible assets and capitalized software costs	1,735,548	1,381,822
Escrow adjustment	(1,845,977)	–
Accrued severance pay, net	234,390	245,599
Compensation related to shares issued to employees, consultants and directors	1,039,270	1,417,521
Financial expenses in connection with convertible debenture principle repayment	–	280,382
Amortization related to warrants issued to the holders of convertible debentures and beneficial conversion feature	–	18,745
Amortization of deferred charges related to convertible debentures issuance	–	44,253
Amortization of debt discount	51,537	–
Capital gain (loss) from sale of property and equipment	(11,379)	56,224
Increase in trade receivables	(4,570,057)	(6,802,248)
Decrease (increase) in other accounts receivable and prepaid expenses	234,402	(706,569)
Decrease in deferred taxes	570,595	545,323
Increase in inventories	(1,760,946)	(36,000)
Decrease (increase) in unbilled receivables	(1,432,369)	3,630,939
Increase in deferred revenues	885,854	1,581,854
Increase in trade payables	5,420,310	1,425,156
Increase (decrease) in other accounts payable and accrued expenses	911,112	(137,834)
Net cash provided by (used in) operating activities	$(677,260)	$923,007

Cash flows from investing activities:
Purchase of property and equipment	(1,191,822)	(1,594,426)
Purchase of convertible notes	(2,500,000)	–
Increase in capitalized software costs	–	(15,750)
Proceeds from escrow settlement	3,325,803	–
Acquisition of subsidiary, net of cash acquired	(1,037,884)	–
Acquisition of minority interest	(660,500)	–
Investment in affiliated company	(140,987)	–
Repayment of promissory notes related to acquisition of subsidiaries	(151,450)	(302,900)
Proceeds from sale of property and equipment	87,521	36,061
Decrease (increase) in restricted cash	(63,331)	322,682
Net cash used in investing activities	$(2,332,650)	$(1,554,333)

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. dollars

	2008	2007
		(as restated; see Note 19)
Forward	$(3,009,910)	$(631,326)

Cash flows from financing activities:
Proceeds from exercise of options	–	37,642
Repayment of long term loans	(166,165)	549,874
Increase (decrease) in short term bank credit	(950,000)	1,061,883
Increase in long term debt	5,000,000	–
Net cash provided by financing activities	$3,883,835	$1,649,399
Increase in cash and cash equivalents	873,925	1,018,073
Cash accretion (erosion) due to exchange rate differences	(20,237)	60,726
Cash and cash equivalents at the beginning of the year	3,447,671	2,368,872
Cash and cash equivalents at the end of the year	$4,301,359	$3,447,671
Supplementary information on non-cash and other transactions:
Stock issued for acquisition	$100,000	$–
Assets recorded for capital lease addition	$106,029	$–
Mortgage note payable (seller financed) issued for purchase of building	$–	$1,115,000
Interest paid during the period	$455,051	$662,789
Taxes on income paid during the period	$333,144	$298,109
Relative fair value of warrants issued in connections with convertible note	$412,300	$–
Payment of principal installment of convertible debentures in shares	$–	$2,882,753

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:–  GENERAL

a.                 Corporate structure:

Arotech Corporation (“Arotech” or the “Company”) and its wholly-owned subsidiaries provide defense and security products for the military, law enforcement and homeland security markets, including advanced zinc-air and lithium batteries and chargers, multimedia interactive simulators/trainers and lightweight vehicle armoring. The Company operates primarily through its wholly-owned subsidiaries FAAC Corporation (“FAAC”), based in Ann Arbor, Michigan, and FAAC’s subsidiary Realtime Technologies, Inc. (“Realtime”), which is  based in Royal Oak, Michigan; Electric Fuel Battery Corporation (“EFB”), based in Auburn, Alabama; Electric Fuel Ltd. (“EFL”), based in Beit Shemesh, Israel; Epsilor Electronic Industries, Ltd. (“Epsilor”), based in Dimona, Israel; MDT Protective Industries, Ltd. (“MDT”), based in Lod, Israel; and MDT Armor Corporation (“MDT Armor”), based in Auburn, Alabama.

Revenues derived from the Company’s largest customers in 2008 and 2007 are described in Note 16.d.

b.                 Acquisition of FAAC:

The Company had a contingent earnout obligation in an amount equal to the net income realized by the Company from certain specific programs that were identified by the Company and the former shareholders of FAAC as appropriate targets for revenue increases in 2005 The $151,450 shown as promissory notes in the 2007 balance sheet is the portion of the 2006 earnout that was paid in equal installments that started in January 2007 and was fully paid in June 2008. The promissory note is non-interest bearing.

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

On March 20, 2007, the Company filed a Demand for Arbitration with the American Arbitration Association against the Seller. In February 2008, the arbitration panel issued a decision denying the Seller’s counterclaims, granting the Seller’s counterclaim for $70,000 in compensation, awarding the Company the entire $3.0 million, along with $135,000 in attorneys’ fees and interest of approximately $325,000. The net impact of the settlement was approximately $1.8 million, which included an escrow adjustment in the first quarter 2008 of $1.4 million and approximately $398,000 in interest and net legal fees. This award was paid to the Company in April 2008, and the time for the Seller to move to vacate or modify this award has now expired.

d.                 Purchase of the Minority Interest in MDT and MDT Armor

In January 2008, the Company purchased the minority shareholder’s 24.5% interest in MDT Protective Industries Ltd. (“MDT”) and the 12.0% interest in MDT Armor Corporation (“MDT Armor”), as well as settling all outstanding disputes regarding severance payments, in exchange for a total of $1.0 million that was paid in cash. The purchase was treated as a step acquisition using the purchase method of accounting. The Company evaluated the purchase price and identified $607,100 in goodwill and workforce intangibles with an indefinite life. The Company also identified $53,400 as an intangible asset related to its customer list with a useful life of four years. The purchase price included a payment of $241,237 to the former president of MDT as compensation for a right granted to him by MDT Armor that potentially would have given him the right to receive 5% of MDT Armor’s annual profit. The payment for this right was recorded as general and administrative expense in the first quarter of 2008.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:–  GENERAL (Cont.)

e.                 Acquisition of Realtime Technologies, Inc.

In February 2008 the Company’s FAAC subsidiary acquired all of the outstanding stock of Realtime Technologies, Inc. (RTI), a privately-owned corporation headquartered in Royal Oak, Michigan, for a total of $1,387,000, including $1,250,000 in cash, $100,000 in Company stock (54,348 shares) and approximately $37,000 in legal fees along with a contingent earnout of $250,000 that was earned in 2008 and recorded as compensation expense. RTI specializes in multi-body vehicle dynamics modeling and graphical simulation solutions. RTI’s product portfolio provides FAAC with the opportunity to economically add new features to the driver training products marketed by FAAC.

RTI’s operating results are included in the Company’s Training and Simulation Division as of January 1, 2008 and the effect on operations was not material.

Listed below is the purchase price allocation:

Current assets acquired, net of liabilities	$433,389
Technology and Patents - 7 year life	663,000
Trademark/Trade Names - 10 year life	28,000
Customer relationships - 10 year life	62,000
Goodwill - indefinite life	200,222
Equity Value	$1,386,611

f.                 Impairment of goodwill and other intangible assets:

SFAS No. 142 requires goodwill to be tested for impairment on adoption of the Statement, at least annually thereafter, and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value of the Company’s reportable units with their carrying value. The Company’s reporting units are the training and simulation segment, the Armor segment and Epsilor, a component within the Battery and Power segment.  Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates and weighted average cost of capital.

In both 2008 and 2007, the Company evaluated all goodwill at mid-year and determined that there was no impairment.

The Company completed its annual goodwill impairment review at the end of the quarter ended June 30, 2008. Although the cumulative book value of the Company’s reporting units exceeded the Company’s market value as of the impairment review, management nevertheless determined that the fair value of the respective reporting units exceeded their respective carrying values, and therefore, there would be no impairment charges relating to goodwill. Several factors contributed to this determination:

•	The long term horizon of the valuation process versus a short term valuation using current market conditions;

•	The valuation by individual business segments versus the market share value based on the Company as a whole; and

•
The fact that the Company’s stock is thinly traded and widely dispersed with minimal institutional ownership, and thus not followed by major market analysts, leading management to conclude that the market in the Company’s securities was not acting as an informationally efficient reflection of all known information regarding the Company.

In view of the above factors, management felt that in the current market as of June 30, 2008, the Company’s stock was undervalued, especially when compared to the estimated future cash flows of the underlying entities.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:–  GENERAL (Cont.)

Due to the extreme volatility in the stock market, changing current market conditions and the effect on the Company’s common stock price during the year ended December 31, 2008, the Company decided to update the goodwill impairment studies originally conducted as of June 30, 2008. Consistent with the June 30, 2008 analysis, the Company used the discounted future cash flow method to determine the value of the Company and its subsidiaries. The Company believes that its stock price has historically traded at a much higher value and that the current stock price and resultant market capitalization amount are a short term condition. The Company concluded that the collective value of its individual business units on a longer term horizon exceeds the value of the short term market assessments of the Company’s common stock.

The results of the updated assessments confirmed the previously conducted studies as of June 30, 2008 that there is no impairment of goodwill as of December 31, 2008.

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

g.                 Related parties

The Company has a consulting agreement with Sampen Corporation that it executed in March 2005, effective as of January 1, 2005. Sampen is a New York corporation owned by members of the immediate family of one of the Company’s executive officers, and this executive officer is an employee of both the Company and of Sampen. The term of this consulting agreement was extended automatically for additional term of two years until December 31, 2010, unless either Sampen or the Company terminates the agreement sooner.

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

During the years ended December 31, 2008 and 2007 the Company paid Sampen a total of $178,424 and $219,354, respectively.

On December 3, 1999, Robert S. Ehrlich purchased 8,928 shares of the Company’s common stock out of the Company’s treasury at the closing price of the Company’s common stock on December 2, 1999. Payment was rendered by Mr. Ehrlich in the form of non-recourse promissory notes due in 2009 in the amount of $167,975, bearing simple annual interest at a rate of 2%, secured by the shares of common stock purchased and other shares of common stock previously held by him. As of December 31, 2008, the aggregate amount outstanding pursuant to this promissory note was $201,570.

On February 9, 2000, Mr. Ehrlich exercised 9,404 stock options. Mr. Ehrlich paid the exercise price of the stock options and certain taxes that the Company paid on his behalf by giving the Company a non-recourse promissory note due in 2025 in the amount of $789,991, bearing annual interest (i) as to $329,163, at 1% over the then-current federal funds rate announced from time to time by the Wall Street Journal, and (ii) as to $460,828, at 4% over the then-current percentage increase in the Israeli consumer price index between the date of the loan and the date of the annual interest calculation, secured by the shares of the Company’s common stock acquired through the exercise of the options and certain compensation due to Mr. Ehrlich upon termination. As of December 31, 2008, the aggregate amount outstanding pursuant to this promissory note was $818,357.

On June 10, 2002, Mr. Ehrlich exercised 3,571 stock options. Mr. Ehrlich paid the exercise price of the stock options by giving the Company a non-recourse promissory note due in 2012 in the amount of $36,500, bearing simple annual interest at a rate equal to the lesser of (i) 5.75%, and (ii) 1% over the then-current federal funds rate announced from time to time, secured by the shares of the Company’s common stock acquired through the exercise of the options. As of December 31, 2008, the aggregate amount outstanding pursuant to this promissory note was $46,593.

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

At December 31, 2008 the Company and its subsidiaries classified its investment in marketable securities as available-for-sale.

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

g.                 Inventories:

Inventories are stated at the lower of cost or market value. Inventory write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence and for market prices lower than cost. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made to write inventory down to its market value. In 2008 and 2007, the Company wrote off $154,463 and $150,681, of obsolete inventory respectively, which has been included in the cost of revenues.

Cost is determined as follows:

Raw and packaging materials – by the average cost method or FIFO.

Work in progress – represents the cost of manufacturing with additions of allocable indirect and direct manufacturing cost.

Finished products – on the basis of direct manufacturing costs with additions of allocable indirect manufacturing costs.

h.                 Property and equipment:

Property and equipment are stated at cost net of accumulated depreciation and investment grants received from the State of Israel for investments in fixed assets under the Investment Law (no investment grants were received during 2008 and 2007).

Depreciation is calculated by the straight-line method over the estimated useful lives of the assets:

Depreciable life (in years)
Computers and related equipment	3 to 5
Motor vehicles	5 to 7
Demo inventory	5
Office furniture and equipment	10
Machinery and equipment	10
Buildings	30
Leasehold improvements	By the shorter of the term of the lease or the life of the asset

i.                 Revenue recognition:

The Company is a defense and security products and services company, engaged in three business areas: interactive simulation for military, law enforcement and commercial markets; batteries and charging systems for the military; and high-level armoring for military, paramilitary and commercial vehicles. During 2008 and 2007, the Company and its subsidiaries recognized revenues as follows: (i) from the sale and customization of interactive training systems and from the maintenance services in connection with such systems (Training and Simulation Division); (ii) from revenues under armor contracts and for service and repair of armored vehicles (Armor Division); (iii) from the sale of batteries, chargers and adapters to the military, and under certain development contracts with the U.S. Army (Battery and Power Systems Division); and (iv) from the sale of lifejacket lights (Battery and Power Systems Division).

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

Revenues from contracts in the Training and Simulation division that involve customization of the system to customer specific specifications are recognized in accordance with Statement Of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” using contract accounting on a percentage of completion method, in accordance with the “Input Method.” The amount of revenue recognized is based on the percentage to completion achieved. The percentage to completion is measured by monitoring progress using records of actual time, materials and other costs incurred to date in the project compared to the total estimated project requirement, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract.

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

Revenue from such simulators is recognized when persuasive evidence of an agreement exists, delivery has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectability is probable.

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

k.                 Warranty:

The Company offers up to one year warranty for most of its products. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. The Company estimates the costs that may be incurred under its basic limited warranty, including parts and labor. The Company estimates the costs that may be incurred under its basic limited warranty and records deferred revenue in the amount of such costs as the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its reserves and adjusts the amounts as necessary.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

l.                 Research and development cost:

SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs, subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model or a detailed program design. Research and development costs incurred in the process of developing product improvements or new products, are generally charged to expenses as incurred, when applicable. Significant costs incurred by the Company between completion of the working model or a detailed program design and the point at which the product is ready for general release, have been capitalized.  Capitalized software costs will be amortized by the greater of the amount computed using the: (i) ratio that current gross revenues from sales of the software bears to the total of current and anticipated future gross revenues from sales of that software, or (ii) the straight-line method over the estimated useful life of the product (two to five years). The Company assesses the net realizable value of this intangible asset on a regular basis by determining whether the amortization of the asset over its remaining life can be recovered through undiscounted future operating cash flows from the specific software product sold. Based on its most recent analyses, management believes that no impairment of capitalized software development costs exists as of December 31, 2008.

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

All outstanding stock options, non vested restricted stock and warrants have been excluded from the calculation of the diluted net loss per common share because all such securities are anti-dilutive for all periods presented. The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share was 1,697,266 and 1,791,562, for the years ended December 31, 2008 and 2007, respectively.

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

The Company did not grant any options in 2007 or 2008.  The Company assumed a 20% forfeiture rate for options for both years.  The Company uses a 10% forfeiture rate for restricted stock and adjusts both forfeiture rates based on historical forfeitures.

q.                 Fair value of financial instruments:

The following methods and assumptions were used by the Company and its subsidiaries in estimating their fair value disclosures for financial instruments:

The carrying amounts of cash and cash equivalents, restricted collateral deposits, trade and other receivables, short-term bank credit, and trade payables approximate their fair value due to the short-term maturity of such instruments.

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

In addition and according to certain employment agreements, the Company is obligated to provide for a special severance pay in addition to amounts due to certain employees pursuant to Israeli severance pay law. The Company has made a provision for this special severance pay in accordance with EITF 88-1: “Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan” As of December 31, 2008 and 2007, the accumulated severance pay in that regard amounted to $2,160,428 and $2,081,586, respectively.

Pursuant to the terms of the employment agreement between the Company and its Chief Executive Officer, funds to secure payment of the Chief Executive Officer’s contractual severance are to be deposited for the benefit of the Chief Executive Officer, with payments to be made pursuant to an agreed-upon schedule. As of December 31, 2008, a total of $587,905 had been deposited. These funds continue to be owned by the Company, which benefits from all gains and bears the risk of all losses resulting from investments of these funds.

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies and includes immaterial profits.

Severance expenses for the years ended December 31, 2008 and 2007 amounted to $202,627 and $334,749, respectively.

s.                 Advertising costs:

The Company and its subsidiaries expense advertising costs as incurred. Advertising expense for the years ended December 31, 2008 and 2007 was approximately $100,347 and $92,775, respectively.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The Statement does not require any new fair value measurements and was initially effective for the Company beginning January 1, 2008. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2. FSP FAS 157-2 defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. On January 1, 2008, the Company adopted the provisions of SFAS No. 157 for its financial assets and liabilities. The adoption of the standard did not have a material impact on the Company’s financial statements. The Company elected to defer the adoption of SFAS No. 157 for its non-financial assets and liabilities until January 1, 2009. The Company is currently evaluating the impact that the deferred provisions of this standard will have on its financial statements.

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect that the adoption of SFAS No. 162 will materially impact its financial position or results of operations.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”). FSP No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” Additionally, FSP No. APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company does not expect the adoption of this pronouncement will materially impact its financial position or results of operations.

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-5”). EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The adoption of this pronouncement will require the warrants and conversation option of the convertible debt to be accounted for as liabilities and marked to fair value at each reporting period.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP No. EITF 03-6-1), which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, Earnings per Share. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this Staff Position, with early application not permitted. The Company is currently evaluating the effect that the adoption of FSP No. EITF 03-6-1 will have on its financial position, results of operations and cash flows.

In September 2008 the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The Company does not expect the adoption of this pronouncement to materially impact its financial position or results of operations.

u.                 Reclassification:

Certain prior period amounts have been reclassified to conform to the current period presentation.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 3:– RESTRICTED COLLATERAL DEPOSITS

	December 31,
	2008	2007
Short-term:
Deposits in connection with MDT projects	$381,586	$254,668
Deposits in connection with EFL projects	–	65,786
Total Restricted Collateral	$381,586	$320,454

NOTE 4: – AVAILABLE FOR SALE MARKETABLE SECURITIES

The following is a summary of investments in marketable securities as of December 31, 2008 and 2007:

	Cost		Unrealized gains		Estimated fair value
	2008	2007	2008	2007	2008	2007
Available for sale marketable securities	$47,005	$41,166	$2,199	$5,839	$49,204	$47,005

NOTE 5:–  OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2008	2007
Government authorities	$114,090	$259,036
Employees	45,458	60,950
Prepaid expenses	623,561	790,158
Loan to non-affiliated entity	2,531,250	–
Other	311,596	504,470
Total	$3,625,955	$1,614,614

In August 2008, the Company purchased a $2,500,000 10% Senior Subordinated Convertible Note from an unaffiliated company. This 10% Senior Subordinated Convertible Note is due December 31, 2009. The issuer is required to pay interest on a quarterly basis starting in November, 2008 and pay the entire principal by December 31, 2009. The note is convertible at maturity at our option into such number of shares of DEI’s common stock, no par value per share, as shall be equal at the time of conversion to twelve percent (12%) of DEI’s outstanding common stock.

Management has determined that the Senior Subordinated Convertible Note, in the event of an impairment, would be valued using Level 2 inputs under SFAS 157, using inputs related to interest rates, term of the note and relative risk on similar notes available in the marketplace.

NOTE 6:–  INVENTORIES

	December 31,
	2008	2007
Raw and packaging materials	$6,798,662	$6,043,170
Work in progress	2,251,734	1,583,790
Finished products	628,564	260,860
Total	$9,678,960	$7,887,820

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 7:–  PROPERTY AND EQUIPMENT, NET

a.                 Composition of property and equipment is as follows:

	December 31,
	2008	2007
Cost:
Computers and related equipment	$2,408,734	$2,494,370
Motor vehicles	529,685	561,737
Office furniture and equipment	1,030,199	1,194,132
Machinery, equipment and installations	5,499,776	4,485,959
Buildings	1,172,072	1,172,072
Land	115,538	115,538
Leasehold improvements	973,360	846,271
Demo inventory	1,424,831	1,150,129
	$13,154,195	$12,020,208
Accumulated depreciation:
Computers and related equipment	2,163,444	2,061,044
Motor vehicles	290,839	249,627
Office furniture and equipment	648,278	536,472
Machinery, equipment and installations	3,671,997	3,132,202
Buildings	55,097	25,045
Leasehold improvements	611,139	407,030
Demo inventory	655,138	528,992
	8,095,932	6,940,412
Property and equipment, net	$5,058,263	$5,079,796

b.                 Depreciation expense amounted to $1,246,238 and $1,376,749 for the years ended December 31, 2008 and 2007, respectively.

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 8:–  GOODWILL AND OTHER INTANGIBLE ASSETS, NET

a.           Goodwill

A summary of the goodwill by business segment is as follows:

	12/31/07	Additions	Adjustments (currency)	12/31/08
Simulation	$24,235,419	$200,222	$–	$24,435,641
Battery	5,946,649	–	68,820	6,015,469
Armor	1,176,063	607,100	16,230	1,799,393
Total	$31,358,131	$807,322	$85,050	$32,250,503

b.           Other intangible assets:

		December 31,
		2008		2007
	Useful life	Cost	Net Book Value	Cost	Net Book Value
Technology	4-8 years	$7,068,000	$2,297,036	$6,405,000	$2,305,000
Capitalized software costs	1-3 years	1,720,991	100,408	1,720,991	442,816
Trademarks	10 years	28,000	25,200	–	–
Backlog	1-10 years	744,000	55,800	682,000	–
Covenants not to compete	5 years	99,000	–	99,000	–
Customer list	2-10 years	7,602,045	3,186,342	7,548,645	3,846,117
Certification	3 years	246,969	–	246,969	–
		17,509,005	$5,664,786	16,702,605	$6,593,933
Exchange differences		404,088		444,143
Less - accumulated amortization		(11,844,220)		(10,108,672)
Amortized cost		6,068,873		7,038,076
Trademarks		799,000		799,000
Net book value		$6,867,873		$7,837,076

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 8:–  GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Cont.)

Amortization expense amounted to $1,735,548 and $1,381,822 for the years ended December 31, 2008 and 2007, respectively, including amortization of capitalized software costs of $342,408 and $552,689, respectively.

c.            Estimated amortization expenses for the years ended:

Year ended December 31,
2009	$1,452,741
2010	1,315,418
2011	1,315,054
2012	725,454
2013	725,403
2014 and forward	130,716
Total	$5,664,786

Goodwill and other intangible assets are adjusted on a quarterly basis for any change due to currency fluctuations and any variation is included in the accumulated other comprehensive loss on the Balance Sheet.

NOTE 9:– SHORT-TERM BANK CREDIT AND LOANS

The Company and/or certain of its subsidiaries have $8.4 million authorized in credit lines from certain banks, of which $877,000 is denominated in NIS and carries various approximate interest rates of prime rate + 2.6 to 4.3% and $7.5 million is denominated in U.S. dollars (the Company’s primary line which expires in December, 2009) and carries an interest rate of lender’s prime rate + 0.25%. The interest rate charged by the bank for this latter line was 3.5% at December 31, 2008. As of December 31, 2008, $4.4 million was utilized from the Company’s primary line, out of which $744,000 is related to four letters of credit issued to customers of two of the Company’s subsidiaries.  The entire amount of the remaining $3.1 million of credit on the primary line was available at year end.

These lines of credit are secured by the accounts receivable, inventory and marketable securities of the relevant subsidiary of the Company.

NOTE 10:– OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2008	2007
Employees and payroll accruals	$1,557,628	$1,531,157
Accrued vacation pay	675,142	530,850
Accrued expenses	1,759,873	1,813,947
Government authorities	333,390	401,826
Advances from customers	1,532,926	611,949
Total	$5,858,959	$4,889,729

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

Royalties paid or accrued for the years ended December 31, 2008 and 2007 to the OCS amounted to $11,821 and $15,063, respectively.

As of December 31, 2008, the total contingent liability to the OCS was approximately $10.6 million. The Company regards the probability of this contingency coming to pass in any material amount to be low.

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

No royalties were paid or accrued to the BIRD-F in each of the three years in the period ended December 31, 2008.

As of December 31, 2008, the total contingent liability to pay BIRD-F (150%) was approximately $772,000 The Company regards the probability of this contingency coming to pass in any material amount to be low.

b.                 Lease commitments:

The Company and its subsidiaries rent their facilities under various operating lease agreements, which expire on various dates through 2018. The minimum rental payments under non-cancelable operating leases are as follows:

Future Minimum Rental Payments	December 31
2009	$724,821
2010	510,119
2011	517,994
2012	523,332
2013	336,282
Thereafter	1,304,416
Total	$3,916,964

Total rent expenses for the years ended December 31, 2008 and 2007 were $805,518 and $890,406, respectively.

The existing capital leases have terms from 3 to 5 years and are for equipment purchases.  The equipment is classified under machinery and equipment in fixed assets.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 11:– COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

The table below details the original value, depreciation and net book value of the assets included. The net book value is included the property and equipment totals in the balance sheet.

Leased Assets	December 31,
	2008	2007
Equipment	$355,561	$249,532
Less: Accumulated Depreciation	(179,429)	(97,789)
Net book value	$176,132	$151,743

The table below details the remaining liability of the capital lease obligations.

Liabilities	December 31, 2008
Obligations under capital leases:
Current	$85,394
Non-current	148,772
Total minimum payments	234,166
Less: Interest	(49,243)
Present value of payments	$184,923

The table below details the future lease payments due as of December 31, 2008.

Future Minimum Lease Payments	December 31,
2009	$85,394
2010	64,959
2011	46,949
2012	30,294
2013 and forward	6,570
Total minimum lease payments	$234,166

c.                 Guarantees:

The Company obtained bank guarantees in the amount of $144,000 in connection (i) obligations of two of the Company’s subsidiaries to the Israeli customs authorities, (ii) the obligation of one of the Company’s subsidiaries to secure the return of products loaned to the Company from one of its customers, and (iii) the obligation of one of the Company’s subsidiaries to secure a required letter of credit required under a long term contract. In addition, the Company has four outstanding letters of credit totaling $744,000 for the benefit of its subsidiaries’ customers.

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

The Company has $8.4 million in credit liens secured by the assets of the Company and its subsidiaries and guaranteed by the Company and its subsidiaries.

Epsilor has recorded a lien on all of its assets in favor of its banks to secure lines of credit and loans received. In addition the company has a specific pledge on assets in respect of which government guaranteed loan were given.

e.                 Litigation and other claims:

As of the date of this filing, there were no material pending legal proceedings against the Company, except as follows:

1. NAVAIR Litigation

In December 2004, AoA filed an action in the United States Court of Federal Claims against the United States Naval Air Systems Command (NAVAIR), seeking approximately $2.2 million in damages for NAVAIR’s alleged improper termination of a contract for the design, test and manufacture of a lightweight armor replacement system for the United States Marine Corps CH-46E rotor helicopter. NAVAIR, in its answer, counterclaimed for approximately $2.1 million in alleged reprocurement and administrative costs. Trial has been held in this matter, and the Company is awaiting a decision.

2. Class Action Litigation

In May 2007, two purported class action complaints (the “Complaint”) were filed in the United States District Court for the Eastern District of New York against the Company and certain of its officers and directors. These two cases were consolidated in June 2007. A similar case filed in the United States District Court for the Eastern District of Michigan in March 2007 was withdrawn by the plaintiff in June 2007. The Complaint seeks class status on behalf of all persons who purchased the Company’s securities between November 9, 2004 and November 14, 2005 (the “Period”) and alleges violations by the Company and certain of its officers and directors of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, primarily related to the Company’s acquisition of Armour of America in 2005 and certain public statements made by the Company with respect to its business and prospects during the Period. The Complaint also alleges that the Company did not have adequate systems of internal operational or financial controls, and that its financial statements and reports were not prepared in accordance with GAAP and SEC rules. The Complaint seeks an unspecified amount of damages. The Company’s motion to dismiss the Complaint as a matter of law was denied in March 2009.

Although the ultimate outcome of this matter cannot be determined with certainty, the Company believes that the allegations stated in the Complaint are without merit and the Company and its officers and directors named in the Complaint intend to defend themselves vigorously against such allegations.

NOTE 12:– CONVERTIBLE DEBT, DETACHABLE WARRANTS AND OTHER LONG TERM DEBT

a.                 Subordinated convertible notes due August 14, 2011

In August 2008, the Company issued $5.0 million in 10% subordinated convertible notes due August 15, 2011. The notes are convertible at the option of the holders at a fixed conversion price of $2.24. The principal amount of the notes is payable over a period of three years, with the principal amount being amortized in eleven payments payable at the Company’s option in cash and/or stock, by requiring the holders to convert a portion of their notes into shares of the Company’s common stock, provided certain conditions are met. The failure to meet such conditions could make the Company unable to pay its notes, causing it to default. If the price of the Company’s common stock is above $2.24, the holders of its notes will presumably convert their notes to stock when payments are due, or before, resulting in the issuance of additional shares of the Company’s common stock.

Principal payments of $454,545 are due on each of February 13, 2009, May 15, 2009, August 14, 2009, November 13, 2009, February 15, 2010, May 14, 2010, August 13, 2010, November 15, 2010, February 15, 2011, May 13, 2011 and August 15, 2011, either in cash or by requiring the holder to convert the principal payment into shares of the Company’s common stock. The Company paid the principal payment due February 13, 2009 in cash. In the event the Company elects to make payments of principal on its convertible notes in stock by requiring the holders to convert a portion of their Notes, either because its cash position at the time makes it necessary or it otherwise deems it advisable, the price used to determine the number of shares to be issued on conversion will be calculated using an 8% discount to the average trading price of the Company’s common stock during 17 of the 20 consecutive trading days ending two days before the payment date. Accordingly, the lower the market price of the Company’s common stock at the time at which it makes payments of principal in stock, the greater the number of shares the Company will be obliged to issue and the greater the dilution to its existing stockholders.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 12:– COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

The Company can require the holder of its  Notes to convert a portion of their Notes into shares of the Company’s common stock at the time principal payments are due only if such shares are registered for resale and certain other conditions are met. As a result, the Company would need to file an additional registration statement with the SEC to register for resale more shares of its common stock in order to continue requiring conversion of the Company’s Notes upon principal payment becoming due.

The Notes include certain customary restrictive covenants and rights upon an event of default.  The events of default includes suspension of trading, failure to cure a conversion failure, failure to timely make principal and interest payments, defaults on other credit arrangements, bankruptcy, judgments in excess of $1,000,000 and generally any  uncured  breach of the Notes.

Contemporaneously with the signing of a securities purchase agreement for the above notes, the Company also executed a Registration Rights Agreement. This agreement required the registration of additional shares of the Company and that the registration statement, which was declared effective in 2008, remains effective throughout the term of the Notes.  If it were to cease to be effective for any reason, the Company would owe the Note holders 1.5% of the remaining principal amount of the Notes for each month that the registration statement was not effective. The maximum amount due per month as of December 31, 2008 would be $75,000 and would decrease as the principal is repaid.  Additional requirements of this agreement require the Company to, among other things, abide by all rules and regulations of the SEC and timely file all required reports.  As of December 31, 2008, the Company was in compliance with all requirements of this agreement.

The debt discount associated with this transaction will be charged to financial expense over the term of the Notes using the effective interest method. (See discussion on warrants in Note 13.b.)  The net amount due on the notes as of December 31, 2008, net of this discount, was $4,639,237.

b.                 Senior Secured Convertible Notes due March 31, 2008

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

During 2007, the Company recorded expenses of $18,745 attributable to amortization related to warrants issued to the holders of the Notes and the beneficial conversion feature. During 2007 the Company also recorded expenses of $280,382 attributable to debt discount at time of payment, in connection with convertible debenture principle repayment of the Notes. Additionally, during 2007 the Company recorded expenses of $44,253 attributable to amortization of deferred charges related to issuance of the Notes.

During 2007, the Company issued a total of 930,125 shares in payment of these notes.

c.                 Other Long Term Debt:

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

Mortgage Future Payments	December 31,
2009	$27,105
2010	29,355
2011	31,792
2012	34,423
2013	37,287
Thereafter	912,813
$1,072,775

The Company has additional long term debt outstanding of $15,902, primarily vehicle loans. This amount is payable in 2009.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:– STOCKHOLDERS’ EQUITY

a.                 Stockholders’ rights:

The Company’s shares confer upon the holders the right to receive notice to participate and vote in the general meetings of the Company and right to receive dividends, if and when declared.

b.                  Warrants:

1.                 As part of a securities purchase agreement entered into in August 2008, the Company issued to the purchasers of its 10% senior convertible notes due August 15, 2011, warrants to purchase an aggregate of 558,036 shares of common stock at any time prior to August 15, 2011 at a price of $2.24 per share. The warrants were classified as equity based on their relative value of $412,300.

The fair value of these warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 2.78%, a volatility factor 75%, dividend yields of 0% and a contractual life of 3.0 years.

2.                  As of December 31, 2008, the Company’s outstanding warrants totaled 714,658 with expiration dates through August 15, 2011 and with exercise prices ranging from $2.24 to $30.80.

c.                 The Company has adopted the following stock option plans, whereby options and restricted shares may be granted for purchase of shares of the Company’s common stock. Under the terms of the employee plans, the Board of Directors or the designated committee grants options and determines the vesting period and the exercise terms:

1.                 1998 Employee Option Plan – as amended, 339,286 shares reserved for issuance, no new options are issuable under this Plan as of December 31, 2008. Pursuant to the terms of this Plan, no new options were issuable under this Plan after December 31, 2008.

2.                 1995 Non-Employee Director Plan – 71,429 shares reserved for issuance, of which 71,429 stock options were issued and outstanding as of December 31, 2008. Pursuant to the terms of this Plan, no new options were issuable under this Plan after September 28, 2005.

3.                 2004 Employee Option Plan – 535,714 shares reserved for issuance, of which zero were available for future grants to employees and consultants as of December 31, 2008.

4.                 2007 Non-Employee Director Equity Compensation Plan – 750,000 shares reserved for issuance, of which 670,410 were available for future grants to outside directors as of December 31, 2008.

5.                 Under these plans, options generally expire no later than 5-10 years from the date of grant. Each option can be exercised to purchase one share, conferring the same rights as the other common shares. Options that are cancelled or forfeited before expiration become available for future grants. The options generally vest over a three-year period (33.3% per annum) and restricted shares also generally vest after three years or pursuant to defined performance criteria; in the event that employment is terminated within that period, unvested restricted shares generally revert back to the Company.

6.                 A summary of the status of the Company’s plans and other share options and restricted shares (except for options granted to consultants) granted as of December 31, 2008 and 2007, and changes during the years ended on those dates, is presented below:

Stock Options:

	2008		2007
	Amount	Weighted average exercise price	Amount	Weighted average exercise price
		$		$
Options outstanding at beginning of year	291,390	$6.03	623,693	$8.22
Changes during year:
Granted	–	$–	–	$–
Exercised	–	$–	–	$–
Forfeited	(54,484)	$5.52	(332,303)	$10.14
Options outstanding at end of year	236,906	$6.14	291,390	$6.03
Options vested at end of year (1)	203,908	$6.69	217,057	$7.14
Options expected to vest	32,998	$2.77	74,333	$2.77

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:– STOCKHOLDERS’ EQUITY (Cont.)

(1)            Deferred stock compensation is amortized and recorded as compensation expenses ratably over the vesting period of the option or the restriction period of the restricted shares. The stock compensation expense that has been charged in the consolidated statements of operations in respect of options and restricted shares to employees and directors in 2008 and 2007 was $1,039,270 and $1,417,521, respectively.

The calculated intrinsic value of vested and unvested options for 2008 and 2007 was less than zero.

Restricted Shares:

	2008		2007
	Shares	Weighted average fair value at grant date	Shares	Weighted average fair value at grant date
		$		$
Nonvested at the beginning of the year	994,452	$2.42	863,572	$2.51
Changes during year:
Granted	38,472	$2.73	631,118	$2.36
Vested	(244,538)	$2.39	(500,238)	$2.62
Forfeited	(75,073)	$2.22	-	$–
Nonvested at the end of the year	713,313	$2.41	994,452	$2.42
Restricted shares vested at end of year	793,347	$2.53	548,809	$2.51

Under the plans discussed above, 38,472 restricted shares and 41,118 restricted shares were granted to the Company’s directors in 2008 and 2007, respectively. Additionally, 590,000 restricted shares were granted to the officers of the company during 2007.  The officers were not granted any shares in 2008.

7.                  The options outstanding as of December 31, 2008 have been separated into ranges of exercise price, as follows:

	Total options outstanding			Vested options outstanding
Range of exercise prices	Amount outstanding at December 31, 2008	Weighted average remaining contractual life	Weighted average exercise price	Amount exercisable at December 31, 2008	Weighted average exercise price
$		Years	$		$
0.00-4.99	99,000	2.97	$2.77	66,002	$2.77
5.00-9.99	102,752	3.09	$5.86	102,752	$5.86
10.00-34.99	35,154	3.42	$16.49	35,154	$16.49
Total	236,906	3.09	$6.14	203,908	$6.69

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:– STOCKHOLDERS’ EQUITY (Cont.)

8.                 Options issued to consultants:

The Company’s outstanding options to consultants are as follows:

	2008		2007
	Amount	Weighted average exercise price	Amount	Weighted average exercise price
		$		$
Options outstanding at beginning of year	11,870	$54.39	11,870	$54.39
Changes during year:
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited or cancelled	(4,553)	$32.12	–	–

Options outstanding at end of year	7,317	$68.24	11,870	$54.39

Options vested at end of year	7,317	$68.24	11,870	$54.39

In connection with the grant of stock options to consultants, the Company did not recognize any expenses for the years ended December 31, 2008 and 2007.

9.                 The remaining total compensation cost related to non-vested stock options and restricted share awards not yet recognized (before applying a forfeiture rate) in the income statement as of December 31, 2008 was $407,755, of which $25,571 was for stock options and $382,184 was for restricted shares. The weighted average period over which this compensation cost is expected to be recognized is approximately 1.5 years.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–  INCOME TAXES

a.                 Taxation of U.S. parent company (Arotech) and other U.S. subsidiaries:

As of December 31, 2008, Arotech has operating loss carryforwards for U.S. federal income tax purposes of approximately $24.9 million, which are available to offset future taxable income, if any, expiring in 2009 through 2027. Utilization of U.S net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loses before utilization.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company did not record a liability for unrecognized tax positions. The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows. At December 31, 2008, the Company had net deferred tax assets of $37.9 million. The deferred tax assets are primarily composed of federal, state and foreign tax net operating loss (“NOL”) carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset its net deferred tax asset. Additionally, the future utilization of the Company’s NOL carryforwards to offset future taxable income is subject to a substantial annual limitation as a result of ownership changes that may have occurred. The Company completed a Section 382 analysis in 2007 regarding the limitation of the net operating losses and determined that the maximum amount of U.S. federal NOL available as of January 1, 2007 was $18,851,605, compared to the amount shown on the tax return of $31,161,945. The related Deferred Tax Asset and corresponding valuation allowance were reduced by $4,185,516 for the U.S. federal NOLs and by $3,555,231 for the state NOLs. The Company has also reevaluated the unrecognized tax benefits under FIN 48 as of December 31, 2008 after the completion of the Section 382 analysis. The Company does not believe that the unrecognized tax benefits will change within 12 months of this reporting date. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company has indefinitely-lived intangible assets consisting of trademarks, workforce, and goodwill. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” these indefinitely-lived intangible assets are not amortized for financial reporting purposes. However, these assets are tax deductible, and therefore amortized over 15 years for tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of these indefinitely-lived intangible assets. The resulting deferred tax liability, which is expected to continue to increase over time, will have an indefinite life, resulting in what is referred to as a “naked tax credit.” This deferred tax liability could remain on the Company’s balance sheet indefinitely unless there is an impairment of the related assets (for financial reporting purposes), or the business to which those assets relate were to be disposed of.

Due to the fact that the aforementioned deferred tax liability could have an indefinite life, it should not be netted against the Company’s deferred tax assets (which primarily relate to net operating loss carryforwards) when determining the required valuation allowance. Doing so would result in the understatement of the valuation allowance and related deferred income tax expense.

At least three years of the Company’s federal returns are still open for examination, so it is possible that the amount of this liability could change in future accounting periods.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. The Company is no longer subject to IRS examination for periods prior to 2004, although carryforward losses that were generated prior to 2004 may still be adjusted by the IRS if they are used in a future period. Additionally, the Company is no longer subject to examination in Israel for periods prior to 2003.

On July 12, 2007, the Governor of Michigan signed into law the Michigan Business Tax (MBT), which was effective January 1, 2008. This is a combined income tax and modified gross receipts tax and replaces the Michigan Single Business Tax.  The impact of the MBT on the Company’s financial position was not material.

The Company files consolidated tax returns with its U.S. subsidiaries.

b.                 Israeli subsidiary (Epsilor):

Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (the “Investments Law”):

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–  INCOME TAXES (Cont.)

Currently, Epsilor is operating under two programs, as follows:

1.                 Program one:

Epsilor’s first expansion program of its existing enterprise in Dimona was granted the status of an “approved enterprise” under the Investments Law and was entitled to investments grants from the State of Israel in the amount of 24% on property and equipment located at its Dimona plant.

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

2.                 Program two:

Epsilor’s second expansion program of its existing enterprise in Dimona was granted the status of an “approved enterprise” under the Investments Law, and will be entitled to investments grants from the State of Israel in the amount of 24% on property and equipment located at its Dimona plant.

The expansion program is in the amount of approximately $945,000. This program has not yet received final approval.

Taxable income derived from the approved enterprise is subject to a reduced tax rate during seven years beginning from the year in which taxable income is first earned (tax exemption for the first two-year period and 25% tax rate for the five remaining years).

Those benefits are limited to 12 years from the year that the program began operations, or 14 years from the year in which the approval was granted, whichever is earlier.

The main tax benefits available to Epsilor are reduced tax rates.

3.                 As stated above for each specific program:

Epsilor is entitled to claim accelerated depreciation in respect of machinery and equipment used by the “Approved Enterprise” for the first five years of operation of these assets.

Income from sources other than the “Approved Enterprise” during the benefit period will be subject to tax at the regular corporate tax rate of 26% in 2009 and 25% in 2010 and thereafter.

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

As of December 31, 2008 there are no tax exempt profits earned by Epsilor’s “approved enterprises” by Israel law that will be distributed as a dividend and accordingly no deferred tax liability was recorded as of December 31, 2008. Furthermore, management has indicated that it has no intention of declaring any dividend.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–  INCOME TAXES (Cont.)

On April 1, 2005, an amendment to the Investment Law came into effect (the “Amendment”) and has significantly changed the provisions of the Investment Law. The Amendment limits the scope of enterprises which may be approved by the Investment Center by setting criteria for the approval of a facility as a Privileged Enterprise, such as provisions generally requiring that at least 25% of the Privileged Enterprise’s income will be derived from export.

However, the Investment Law provides that terms and benefits included in any certificate of approval already granted will remain subject to the provisions of the law as they were on the date of such approval. Therefore, the existing Approved Enterprise of the Israeli subsidiaries (program one) will generally not be subject to the provisions of the Amendment. As a result of the Amendment, tax-exempt income generated under the provisions of the Amended Investment Law, will subject the Company to taxes upon distribution or liquidation and the Company may be required to record deferred tax liability with respect to such tax-exempt income. As of December 31, 2008, the Company did not generate income under the provision of the amended Investment Law.

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

2.                 Tax rates applicable to income from other sources:

Income from sources other than the “Approved Enterprise,” is taxed at the regular rate of 27% in 2008, 26% in 2009 and 25% in 2010 and thereafter. See also Note 14.e.

3.                 Tax loss carryforwards:

As of December 31, 2008, EFL has operating and capital loss carryforwards for Israeli tax purposes of approximately $105 million, which are available, indefinitely, to offset future taxable income.

d.                 Tax rates applicable to the income of the Group companies:

The corporate tax rate in Israel was 29% in 2007 and 27% in 2008. Current law has set the rate at 26% for 2009 and 25% for 2010 and thereafter, although this is subject to being changed by the Israeli parliament.

e.                 Deferred income taxes:

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–  INCOME TAXES (Cont.)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets resulting from tax loss carryforward are as follows:
	December 31,
	2008	2007
		(as restated; see Note 19)
Operating loss carryforward	$34,958,606	$33,741,900
Other temporary differences	2,894,915	4,088,598

Net deferred tax asset before valuation allowance	37,853,521	37,830,498
Valuation allowance	(37,781,407)	(37,752,789)

Total deferred tax asset	$72,114	$77,709
Deferred tax liability	$2,430,000	$1,865,000

	December 31,
	2008	2007
		(as restated; see Note 19)
Domestic	$8,470,576	$7,216,709
Foreign	26,488,030	26,525,191

	$34,958,606	$33,741,900

The Company has not recorded any deferred taxes on the cumulative undistributed earnings of other non-U.S. subsidiaries because the earnings are intended to be indefinitely re-invested in those operations and the Company is unable, at this time, to estimate the amount. Accrued income taxes on the undistributed earnings of domestic subsidiaries and affiliates are not provided because dividends received from domestic companies are expected to be non-taxable.

The Company and its subsidiaries provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that it is more likely than not that the deferred tax assets related to the loss carryforwards and other temporary differences will not be realized. The change in the valuation allowance as of December 31, 2008 was $28,000

f.                 Loss before taxes on income and minorities interests in earnings of a subsidiary:

	Year ended December 31
	2008	2007
		(as restated; see Note 19)
Domestic	$(1,929,564)	$(2,464,512)
Foreign	(881,524)	(365,711)
	$(2,811,088)	$(2,830,223)

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–  INCOME TAXES (Cont.)

g.                 Taxes on income were comprised of the following:

	Year ended December 31
	2008	2007
		(as restated; see Note 19)
Current state and local taxes	$499,196	$111,162
Deferred taxes	570,595	545,323
Taxes in respect of prior years	(42,923)	(47,569)
	$1,026,868	$608,916

Domestic	$926,182	$634,930
Foreign	100,686	(26,014)

	$1,026,868	$608,916

h.                 A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the Statement of Operations is as follows:

	Year ended December 31,
	2008	2007
		(as restated; see Note 19)
Loss before taxes and minority interest, as reported in the consolidated statements of operations	$(2,811,088)	$(2,830,223)

Statutory tax rate	34%	34%
Theoretical income tax on the above amount at the U.S. statutory tax rate	$(955,770)	$(962,276)
Deferred taxes on losses for which valuation allowance was provided	1,872,798	1,400,412
Non-deductible credits (expenses)	(352,029)	126,864
Foreign non-deductible expenses	32,400	27,748
State taxes	361,182	69,930
Foreign income in tax rates other then U.S rate	(35,782)	(5,969)
Taxes in respect of prior years	(42,923)	(47,569)
Others	146,992	(224)

Actual tax expense	$1,026,868	$608,916

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 15:– SELECTED STATEMENTS OF OPERATIONS DATA

Financial income (expenses), net:

	Year ended December 31,
	2008	2007
Financial expenses:
Interest, bank charges and fees	$(579,913)	$(662,789)
Expenses in connection with convertible debenture principle repayment	–	(280,382)
Bonds discount amortization	(51,537)	(18,745)
Foreign currency translation differences	(291,869)	–
Other	(99)	(91,624)
	(923,418)	(1,053,540)
Financial income:
Interest	97,851	53,298
Foreign currency translation differences	–	94,354
Other	11,478	–
Total	$(814,089)	$(905,888)

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

In U.S. dollars

NOTE 15:– SELECTED STATEMENTS OF OPERATIONS DATA (Cont.)

b.                 The following is information about reported segment gains, losses and assets:

	Training and Simulation	Armor	Battery and Power Systems	All Others	Total
2008
Revenues from outside customers	$36,032,703	$17,762,439	$15,153,827	$–	$68,948,969
Depreciation , amortization and impairment expenses (1)	(1,573,017)	(175,733)	(1,033,374)	(199,662)	(2,981,786)
Direct expenses (2)	(30,141,747)	(18,457,799)	(14,368,970)	(6,022,534)	(68,991,050)
Segment net income (loss)	$4,317,939	$(871,093)	$(248,517)	$(6,222,196)	$(3,023,867)
Financial expenses	(195)	(357,517)	(313,671)	(142,706)	(814,089)
Net income (loss)	$4,317,744	$(1,228,610)	$(562,188)	$(6,364,902)	$(3,837,956)
Segment assets (3) (4)	$48,181,444	$12,572,672	$24,037,512	$5,003,171	$89,794,799

2007 (as restated; see Note 19)
Revenues from outside customers	$27,760,858	$18,724,107	$11,234,596	$–	$57,719,561
Depreciation , amortization and impairment expenses (1)	(1,037,064)	(469,093)	(1,024,434)	(227,980)	(2,758,571)
Direct expenses (2)	(22,241,359)	(17,490,430)	(11,023,839)	(6,800,909)	(57,556,537)
Segment net income (loss)	$4,482,435	$764,584	$(813,677)	$(7,028,889)	$(2,595,547)
Financial expenses	(14,610)	(93,292)	(176,834)	(621,152)	(905,888)
Net income (loss)	$4,467,825	$671,292	$(990,511)	$(7,650,041)	$(3,501,435)
Segment assets (3) (4)	$43,810,684	$11,235,386	$21,191,545	$4,243,692	$80,481,307
_______________________
(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.
(2)	Including, inter alia, sales and marketing, general and administrative and tax expenses.
(3)	Consisting of all assets.
(4)
Out of those amounts, goodwill in the Company’s Training and Simulation, Battery and Power Systems and Armor Divisions stood at $24,435,642, $6,015,469 and $1,799,392 as of December 31, 2008, and $24,235,419, $5,946,649 and $1,176,063 as of December 31, 2007.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 15:– SELECTED STATEMENTS OF OPERATIONS DATA (Cont.)

 c.                 Summary information about geographic areas:

The following presents total revenues according to the location of the end customer for the years ended December 31, 2008 and 2007, and long-lived assets as of December 31, 2008 and 2007:

	2008		2007
	Total revenues	Long-lived assets	Total revenues	Long-lived assets
	U.S. dollars
U.S.A.	$49,386,798	$31,794,288	$45,198,904	$31,714,391
Germany	951,533	–	230,571	–
England	389,518	–	273,239	–
Thailand	–	–	–	–
India	1,854,052	–	1,153,521	–
Egypt	538,774	–	–	–
Israel	13,443,119	12,382,351	8,239,135	12,560,612
Other	2,385,175	–	2,624,191	–
	$68,948,969	$44,176,639	$57,719,561	$44,275,003

d.                 Revenues from major customers:

	Year ended December 31,
	2008	2007
Batteries and power systems:
Customer A	9%	6%
Customer B	3%	0%
Armor:
Customer C	13%	6%
Customer D	6%	19%
Training and Simulation:
Customer E	37%	27%

e.                 Revenues from major products:

	Year ended December 31,
	2008	2007
Water activated batteries	$1,861,958	$1,629,014
Military batteries	13,291,868	9,605,582
Car, aircraft and other armoring	17,762,440	18,724,107
Simulators	36,032,703	27,760,858
Total	$68,948,969	$57,719,561

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 17:–  ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consists of currency translation adjustments of $1,524,000 and $1,499,000 at December 31, 2008 and 2007, respectively, and unrealized gains on marketable securities of $2,000 at both December 31, 2008 and 2007.

NOTE 18:–  AFFILIATED COMPANIES

The Company has investments in two affiliated companies, Center for Transportation Safety, Inc. (25% ownership) and Concord Safety Solutions, Pvt. Ltd. (33% ownership), both of which are accounted for under the equity method of accounting.

The Company’s interest in the net losses of the affiliated companies totaled $452,166 and $40,230 in 2008 and 2007, respectively.

NOTE 19:–  PRIOR PERIOD ADJUSTMENT

The accumulated deficit at January 1, 2007 was restated and increased by $400,000 to $159,866,123 to reflect the correction of a deferred tax liability resulting from a basis difference between book and tax for goodwill that arose from acquisitions in previous years. Additionally, the deferred tax liability and deferred income tax provision as of and for the year ended December 31, 2007 were increased by $445,000 as a result of this correction. The correction of the 2007 tax provision increased previously reported net loss for the year ended December 31, 2007 by $445,000 or $0.04 per share.  This error correction is the same issue that was disclosed in the 2007 financial statements of the Company, and it was determined in 2008 that the previously reported number was incorrect and was adjusted in these financials.

2007	As previously reported	Adjustment	Corrected amount
Income taxes	$(163,916)	$(445,000)	$(608,916)

Net loss	$(3,056,435)	$(445,000)	$(3,501,435)

Basic and diluted net loss per share	$(0.27)	$(0.04)	$(0.31)

FINANCIAL STATEMENT SCHEDULE
Arotech Corporation and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2008 and 2007

Description	Balance at beginning of period	Additions charged to costs and expenses*	Balance at end of period
Year ended December 31, 2008
Allowance for doubtful accounts	$25,000	$(6,000)	$19,000
Allowance for slow moving inventory	1,724,000	155,000	1,879,000
Valuation allowance for deferred taxes	37,753,000	28,000	37,781,000
Totals	$39,502,000	$177,000	$39,679,000
Year ended December 31, 2007 (as restated; see Note 19)
Allowance for doubtful accounts	$159,000	$(134,000)	$25,000
Allowance for slow moving inventory	1,573,000	151,000	1,724,000
Valuation allowance for deferred taxes	39,457,000	(1,704,000)	37,753,000
Totals	$41,189,000	$(1,687,000)	$39,502,000

*The 2008 and 2007 valuation allowance includes an adjustment to the prior year provision calculation due to changes recognized in the preparation of the actual returns.