Form 10-Q
period 2009-03-31
AROTECH CORP
filed 2009-05-14
CIK 916529

0
OMB APPROVAL
OMB Number: 3235-0070 Expires: July 31, 2011 Estimated average burden hours per response 187.50

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2009 .

Commission file number:   0-23336

AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

(800) 281-0356
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                Yes  ☐  No  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

                        Large accelerated filer: ☐                                                                                          Accelerated filer: ☐
                       Non-accelerated filer: ☐                                                                                  Smaller reporting company: ☒
                        (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                 Yes  ☐ No  ☒

The number of shares outstanding of the issuer’s common stock as of May 14, 2009 was 14,216,946.

SEC 1296 (04-09)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	March 31, 2009	December 31, 2008
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,480,041	$4,301,359
Restricted collateral deposits	373,167	381,586
Available-for-sale marketable securities	45,281	49,204
Trade receivables (net of allowance for doubtful accounts in the amount of $29,000 as of March 31, 2009 and $19,000 as of December 31, 2008)	14,286,665	19,346,084
Unbilled receivables	6,343,912	4,769,264
Other accounts receivable and prepaid expenses	3,265,092	3,625,955
Inventories	9,852,104	9,678,960
Total current assets	37,646,262	42,152,412
LONG TERM ASSETS: Deferred tax assets	65,468	72,114
Severance pay fund	2,826,259	2,888,867
Other long term receivables	414,999	463,780
Property and equipment, net	4,722,075	5,058,263
Investment in affiliated company	40,987	40,987
Other intangible assets, net	6,225,227	6,867,873
Goodwill	31,565,317	32,250,503
Total long term assets	45,860,332	47,642,387
Total assets	$83,506,594	$89,794,799

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	March 31, 2009	December 31, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)
CURRENT LIABILITIES:
Trade payables	$8,154,786	$9,664,558
Other accounts payable and accrued expenses	4,624,479	5,858,959
Current portion of capitalized leases	52,662	62,833
Current portion of long term debt	1,854,085	1,861,187
Short term bank credit	2,707,890	3,607,890
Deferred revenues	2,737,604	3,789,020
Total current liabilities	20,131,506	24,844,447
LONG TERM LIABILITIES: Accrued severance pay	5,006,014	5,161,448
Long term portion of capitalized leases	110,319	122,090
Long term debt	2,646,514	3,866,727
Deferred tax liability	2,570,000	2,430,000
Other long term liabilities	419,581	146,738
Total long term liabilities	10,752,428	11,727,003
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each;
Authorized: 250,000,000 shares as of March 31, 2009 and December 31, 2008; Issued and outstanding: 13,637,639 shares as of March 31, 2009 and December 31, 2008	136,377	136,377
Preferred shares – $0.01 par value each;
Authorized: 1,000,000 shares as of March 31, 2009 and December 31, 2008; No shares issued and outstanding as of March 31, 2009 and December 31, 2008	–	–
Additional paid-in capital	219,811,206	220,124,075
Accumulated deficit	(166,394,405)	(167,205,514)
Notes receivable from stockholders	(1,357,788)	(1,357,788)
Accumulated other comprehensive loss	427,270	1,526,199
Total stockholders’ equity	52,622,660	53,223,349
Total liabilities and stockholders’ equity	$83,506,594	$89,794,799

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. Dollars, except share data)

	Three months ended March 31,
	2009	2008
Revenues	$20,092,222	$13,250,576
Cost of revenues, exclusive of amortization of intangibles	14,831,462	10,004,782
Research and development	331,888	607,094
Selling and marketing expenses	1,146,092	1,142,639
General and administrative expenses	2,766,669	3,532,460
Amortization of intangible assets	372,597	492,613
Escrow adjustment – credit	–	(1,448,074)
Total operating costs and expenses	19,448,708	14,331,514
Operating profit (loss)	643,514	(1,080,938)
Other income	49,831	536,372
Financial expenses, net	(973,078)	(190,013)
Loss before earnings from affiliated company and income tax expenses	(279,733)	(734,579)
Income taxes	(196,290)	(119,934)
Gain (loss) from affiliated company	–	(116,086)
Net loss attributable to common stockholders	$(476,023)	$(970,599)
Basic and diluted net loss per share	$(0.04)	$(0.07)
Weighted average number of shares used in computing basic and diluted net loss per share	13,576,885	13,473,443

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(476,023)	$(970,599)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Loss from affiliated company	–	116,086
Depreciation	315,776	301,911
Amortization of intangible assets, capitalized software costs and impairment of intangible assets	372,597	492,613
Amortization of debt discount	202,555	–
Increase in escrow receivable	–	(1,845,977)
Accrued (deferred) severance pay, net	(92,826)	202,230
Compensation related to shares issued to employees, consultants and directors	99,431	409,555
Adjustment to value of warrants and imbedded features on the senior convertible notes	195,814	–
Decrease in trade receivables	5,059,419	3,558,793
Decrease (increase) in other accounts receivable and prepaid expenses	409,644	(179,783)
Decrease in deferred taxes	146,646	77,709
Increase in inventories	(173,144)	(2,437,173)
Decrease (increase) in unbilled receivables	(1,574,648)	449,745
Decrease in deferred revenues	(1,051,416)	(202,214)
Increase (decrease) in trade payables	(1,509,772)	1,508,706
Decrease in other accounts payable and accrued expenses	(1,265,386)	(796,823)
Net cash provided by (used in) operating activities	658,667	684,779
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment net of investment grants received from the State of Israel	20,412	(339,374)
Additions of capitalized software development	(10,019)	–
Net assets acquired from acquisition of subsidiary	–	433,389
Acquisition of subsidiary	–	(1,275,000)
Acquisition of minority interest	–	(661,149)
Repayment of promissory notes related to acquisition of subsidiaries	–	(75,725)
Decrease in restricted cash	12,342	154,329
Net cash provided by (used in) investing activities	22,735	(1,763,530)
FORWARD	$681,402	$(1,078,751)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Three months ended March 31,
	2009	2008
FORWARD	$681,402	$(1,078,751)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term loans	(469,045)	(10,425)
Decrease in short term bank credit	(900,000)	–
Net cash provided by (used in) financing activities	(1,369,045)	(10,425)
DECREASE IN CASH AND CASH EQUIVALENTS	(687,643)	(1,089,176)
CASH ACCRETION (EROSION) DUE TO EXCHANGE RATE DIFFERENCES	(133,675)	76,243
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	4,301,359	3,447,671
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$3,480,041	$2,434,738
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Stock issued for acquisition	$–	$100,000
Assets recorded for capital lease addition	$–	$109,025
Interest paid during the period	$178,791	$109,173

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

b.           Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at March 31, 2009, its operating results for the three-month periods ended March 31, 2009 and 2008, and its cash flow for the three-month periods ended March 31, 2009 and 2008.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2009.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

c.           Accounting for stock-based compensation:

For the three months ended March 31, 2009 and 2008 the compensation expense recorded related to stock options and restricted shares was $99,431 and $409,555, respectively, of which $8,975 and $16,429, respectively, was for stock options and $90,456 and $393,126, respectively, was for restricted shares. The remaining total compensation cost related to non-vested stock options and restricted share awards not yet recognized in the income statement as of March 31, 2009 was $314,025 of which $19,070 was for stock options and $294,955 was for restricted shares. The weighted average period over which this compensation cost is expected to be recognized is approximately two years. Income tax expense was not impacted since the Company is in a net operating loss position. There were no new options or restricted stock issued in the first three months of 2009 and no options were exercised in the first three months of 2009. The Company’s directors received their annual restricted stock grants on April 1, 2009 in accordance with the terms of the directors’ stock compensation plan.

d.           Reclassification:

Certain comparative data in these financial statements have been reclassified to conform with the current year’s presentation.

e.           Anti-dilutive shares for EPS calculation

All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per common share because all such securities are anti-dilutive for the periods presented. The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share for the periods ended March 31, 2009 and 2008 were 937,230 and 487,011, respectively. (Please see Note 11 which discusses our change in treatment of restricted stock in accordance with FSP EITF No. 03-6-1.)

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

	March 31, 2009	December 31, 2008
	(Unaudited)
Raw materials	$4,885,596	$6,798,662
Work-in-progress	2,206,066	2,251,734
Finished goods	2,760,442	628,564
Total:	$9,852,104	$9,678,960

NOTE 3:                                IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 2 of the Notes to Consolidated Financial Statements in our 2008 Form 10-K and Notes 8, 10 and 11 below.

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

b.           The following is information about reported segment revenues, income (losses) and total assets for the three months ended March 31, 2009 and 2008:

	Training and Simulation	Battery and Power Systems	Armor	All Others	Total
Three months ended March 31, 2009
Revenues from outside customers	$11,461,851	$3,912,653	$4,717,718	$–	$20,092,222
Depreciation, amortization and impairment expenses (1)	(337,648)	(256,923)	(44,114)	(49,688)	(688,373)
Direct expenses (2)	(9,767,059)	(3,485,987)	(4,492,739)	(1,161,009)	(18,906,794)
Segment income (loss)	1,357,144	169,743	180,865	(1,210,697)	497,055
Financial expense	–	(353,052)	(127,945)	(492,081)	(973,078)
Net income (loss)	$1,357,144	$(183,309)	$52,920	$(1,702,778)	$(476,023)
Segment assets (3)	$46,397,902	$22,247,491	$11,472,560	$3,388,641	$83,506,594
Three months ended March 31, 2008
Revenues from outside customers	$7,534,597	$3,107,036	$2,608,943	$–	$13,250,576
Depreciation, amortization and impairment expenses (1)	(449,319)	(200,862)	(29,043)	(12,993)	(692,217)
Direct expenses (2)	(6,021,614)	(3,331,911)	(2,252,041)	(1,733,379)	(13,338,945)
Segment income (loss)	1,063,664	(425,737)	327,859	(1,746,372)	(780,586)
Financial expense	(105,664)	924	(22,194)	(63,079)	(190,013)
Net income (loss)	$958,000	$(424,813)	$305,665	$(1,809,451)	$(970,599)
Segment assets (3)	$41,729,499	$23,458,725	$11,967,659	$4,696,387	$81,852,270
__________________________________

(1)	Includes depreciation of property and equipment, amortization expenses of intangible assets and impairment of goodwill and other intangible assets.
(2)	Including, inter alia, sales and marketing, general and administrative and tax expenses.
(3)	Out of those amounts, goodwill in our Training and Simulation, Battery and Power Systems and Armor Divisions was $24,435,640, $5,461,033 and $1,668,644, respectively, as of March 31, 2009 and $24,424,030, $6,437,042 and $1,898,812, respectively, as of March 31, 2008.

NOTE 5:                                COMPREHENSIVE LOSS

Comprehensive loss for the three months ended March 31, 2009 and 2008 is summarized below:

	Three Months Ended March 31,
	2009	2008
Net loss	$(476,023)	$(970,599)
Foreign currency translation	(1,098,929)	942,227
Total comprehensive loss	$(1,574,952)	$(28,372)

NOTE 6:                                ACQUISITIONS

Purchase of the Minority Interest in MDT Israel and MDT Armor

In January 2008, the Company purchased the minority stockholder’s 24.5% interest in MDT Protective Industries Ltd. (“MDT Israel”) and the 12.0% interest in MDT Armor Corporation (“MDT Armor”), as well as settling all outstanding disputes regarding severance payments, in exchange for a total of $1.0 million that was paid in cash. The purchase was treated as a step acquisition using the purchase method of accounting. The Company evaluated the purchase price and identified $607,100 in goodwill and workforce intangibles with an indefinite life. The Company also identified $53,400 as an intangible asset related to its customer list with a useful life of four years. The purchase price included a payment of $241,237 to the former president of MDT Israel as compensation for a right granted to him by MDT Armor that potentially would have given him the right to receive 5% of MDT Armor’s annual profit. The payment for this right was recorded as general and administrative expense in the first quarter of 2008.

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

RTI’s operating results are included in the Company’s Training and Simulation Division as of January 1, 2008.

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

As part of the securities purchase agreement, the Company issued to the purchasers of its 10% senior convertible notes due August 15, 2011, warrants to purchase an aggregate of 558,036 shares of common stock at any time prior to August 15, 2011 at a price of $2.24 per share. The warrants were classified in 2008 as equity based on relative fair value. The relative fair value of these warrants was determined in 2008 using the Black-Scholes pricing model, assuming a risk-free interest rate of 2.78%, a volatility factor 75%, dividend yields of 0% and a contractual life of 3.0 years.

In connection with these convertible notes, the Company recorded a deferred debt discount of $412,000 in 2008 with respect to the beneficial conversion feature and the discount arising from fair value allocation of the warrants according to APB No. 14, which was being amortized from the date of issuance to the stated redemption date – August 15, 2011. Additionally, the Company revalued the debt discount as of the date of the transaction

On January 1, 2009 the Company adopted Emerging Issues Task Force consensus 07-05, “Determining Whether an Instrument is Indexed to an Entity’s Own Stock” (EITF 07-05), due to the

reset provision in the convertible notes. EITF 07-05 requires the Company to re-evaluate the warrants issued with the convertible notes and to also re-evaluate the embedded conversion option and embedded put options within the notes to determine if the previous accounting for these items would change. Upon this re-evaluation, the Company was required to reclassify the warrants along with the value of the embedded conversion feature from equity to a derivative liability. The embedded put options remained classified as derivative liabilities. The Company again used the Black-Scholes valuation model to determine the value of the warrants, the value of the embedded conversion feature and the value of the embedded put options associated with the convertible notes as of January 1, 2009. In accordance with the guidance of EITF 07-05, a cumulative adjustment increasing January 1, 2009 retained earnings by $1,287,000 was made to reflect this new accounting. The adjusted balance of these derivative liabilities of approximately $282,000 as of March 31, 2009 was recorded in the balance sheet in Other Long Term Liabilities. During the first quarter of 2009, the Company recognized $203,000 of financial expense related to the amortization of the debt discount. At March 31, 2009, the debt discount balance was $1,119,000 and is netted with long term debt on the consolidated balance sheets.

On March 31, 2009, the Company revalued the warrants, the embedded conversion option and the embedded put options and recorded the change in value of $196,000 as financial expense. The table below lists the variables used in the Black-Scholes calculation and the resulting values.

Variables	January 1, 2009	March 31, 2009
Stock Price	$0.41	$0.78
Risk free interest rate	1.00%	1.15%
Volatility	81.40%	83.90%
Dividend yield	0.00%	0.00%
Contractual life	2.6 years	2.4 years

Values	January 1, 2009	March 31, 2009
Warrants	$29,171	$101,003
Conversion option	42,036	168,875
Puts	14,787	11,930
Total Value	$85,994	$281,808

Change in value – charged to financial expense		$195,814

Principal payments are due on the convertible notes as follows:

Year	Amount
2009	$1,363,635
2010	1,818,180
2011	1,363,640
$4,545,455

NOTE 9:                                FINANCING ACTIVITIES

Concurrent with the Securities Purchase Agreement dated August 14, 2008, the Company purchased a $2,500,000 Senior Subordinated Convertible Note from an unaffiliated company, DEI

Services Corporation (“DEI”). This 10% Senior Subordinated Convertible Note is due December 31, 2009. The note is convertible at maturity at the Company’s option into such number of shares of DEI’s common stock, no par value per share, as shall be equal at the time of conversion to twelve percent (12%) of DEI’s outstanding common stock.

Interest on the outstanding principal amount of this note commenced accruing on the issuance date and is payable quarterly, in arrears, on November 15, February 15, May 15 and August 15 of each year with the first payment having been paid on November 15, 2008.

Interest on this note will be recognized as a reduction of financial expenses and will be shown on an accrual basis. Related fees and costs will be recorded as general and administrative expense.

NOTE 10:                                FAIR VALUE MEASURMENT

The carrying value of short term assets and liabilities in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted collateral deposits, trade receivables, unbilled receivables, inventories, prepaid and other assets, trade payables, accrued expenses, deferred revenues and other liabilities as of March 31, 2009 and December 31, 2008, approximate fair value because of the short maturity of these instruments. The carrying amounts of long term debt approximates the estimated fair values at March 31, 2009, based upon the Company’s ability to acquire similar debt at similar maturities.

NOTE 11:                                EARNINGS PER SHARE

On January 1, 2009 the Company adopted FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP No. EITF 03-6-1), which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share using the two class method. The Company has determined that the unvested restricted stock issued to our employees and directors are “participating securities” and as such, are included, net of estimated forfeitures, in the total shares used to calculate the Company’s basic and diluted earnings per share. Due to this change, the reported earnings per share for March 31, 2008 has been updated from $0.08 per share to $0.07 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve inherent risks and uncertainties. When used in this discussion, the words “believes,” “anticipated,” “expects,” “estimates” and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those set forth elsewhere in this report. Please see “Risk Factors” in our Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission.

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

Executive Summary

We are a defense and security products and services company, engaged in three business areas: interactive simulation for military, law enforcement and commercial markets (Training and Simulation Division); batteries and charging systems for the military (Battery and Power Systems Division); and high-level armoring for military, paramilitary and commercial vehicles (Armor Division):

Overview of Results of Operations

Acquisitions

In acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. In the case of goodwill, the assets recorded as goodwill are not amortized. We are required to review intangible assets and goodwill for impairment at least annually or whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that goodwill has been impaired, we must record the impairment charge in our statement of operations.

Financings and Issuances of Warrants

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

As part of the securities purchase agreement, we issued to the purchasers of its 10% senior convertible notes due August 15, 2011, warrants to purchase an aggregate of 558,036 shares of common stock at any time prior to August 15, 2011 at a price of $2.24 per share. The warrants were classified in 2008 as equity based on relative fair value. The relative fair value of these warrants was determined in 2008 using the Black-Scholes pricing model, assuming a risk-free interest rate of 2.78%, a volatility factor 75%, dividend yields of 0% and a contractual life of 3.0 years.

In connection with these convertible notes, we recorded a deferred debt discount of $412,000 in 2008 with respect to the beneficial conversion feature and the discount arising from fair value allocation of the warrants according to APB No. 14, which was being amortized from the date of issuance to the stated redemption date – August 15, 2011

On January 1, 2009 we adopted Emerging Issues Task Force consensus 07-05, “Determining Whether an Instrument is Indexed to an Entity’s Own Stock” (EITF 07-05). EITF 07-05 requires us to re-evaluate the warrants issued with the convertible notes and to also re-evaluate the embedded conversion option and embedded put options within the notes to determine if the previous accounting for these items would change. Upon this re-evaluation, we were required to reclassify the warrants along with the value of the embedded conversion feature from equity to a derivative liability. The embedded put options remained classified as derivative liabilities. The Company again used the Black-Scholes valuation model to determine the value of the warrants, the value of the embedded conversion feature and the value of the embedded put options associated with the convertible notes as of January 1, 2009. In accordance with the guidance of EITF 07-05, a cumulative adjustment increasing January 1, 2009 retained earnings by $ 1,287,000 was made to reflect this new accounting. The adjusted balance of these derivative liabilities of approximately $282,000 as of March 31, 2009 was recorded in the balance sheet in Other Long Term Liabilities. During the first quarter of 2009, we recognized $203,000 of financial expense related to the amortization of the debt discount. At March 31, 2009, the debt discount balance was $1,119,000 and is netted with long term debt on the consolidated balance sheets.

On March 31, 2009, we revalued the warrants, the embedded conversion option and the embedded put options and recorded the change in value of $196,000 as financial expense. The table below lists the variables used in the Black-Scholes calculation and the resulting values.

Variables	January 1, 2009	March 31, 2009
Stock Price	$0.41	$0.78
Risk free interest rate	1.00%	1.15%
Volatility	81.40%	83.90%
Dividend yield	0.00%	0.00%
Contractual life	2.6 years	2.4 years

Values	January 1, 2009	March 31, 2009
Warrants	$29,171	$101,003
Conversion option	42,036	168,875
Puts	14,787	11,930
Total Value	$85,994	$281,808

Change in value – charged to financial expense		$195,814

Principle payments are due on the convertible notes as follows:

Year	Amount
2009	$1,363,635
2010	1,818,180
2011	1,363,640
$4,545,455

Concurrent with the Securities Purchase Agreement dated August 14, 2008, we purchased a $2,500,000 Senior Subordinated Convertible Note from an unaffiliated company, DEI Services Corporation (“DEI”). This 10% Senior Subordinated Convertible Note is due December 31, 2009. The note is convertible at maturity at our option into such number of shares of DEI’s common stock, no par value per share, as shall be equal at the time of conversion to twelve percent (12%) of DEI’s outstanding common stock.

Interest on the outstanding principal amount of this note commenced accruing on the issuance date and is payable quarterly, in arrears, on February 15, 2009, May 15, 2009 and August 15, 2009. Interest on this note will be recognized as a reduction of financial expenses and will be shown on an accrual basis. Related fees and costs will be recorded as general and administrative expense.

We incurred non-cash expenses related to our financings in the amount of $195,814 (as discussed above) during the first three months of 2009.

Restricted Shares and Options

In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” we incurred, for the three months ended March 31, 2009 and 2008, compensation expense related to stock options and restricted shares of approximately $99,000 and $410,000, respectively, of which $9,000 and $16,000, respectively, was for stock options and $90,000 and $393,000, respectively, was for restricted shares.

Overview of Operating Performance and Backlog

Overall, our net loss before earnings from affiliated company and tax expenses for the three months ended March 31, 2009 was $279,733 on revenues of $20.1 million, compared to a net loss of $735,000 on revenues of $13.3 million during the three months ended March 31, 2008. As of March 31, 2009, our overall backlog totaled $31.8 million.

In our Training and Simulation Division, revenues increased from approximately $7.6 million in the first three months of 2008 to $11.5 million in the first three months of 2009. As of March 31, 2009, our backlog for our Training and Simulation Division totaled $17.0 million.

In our Armor Division, revenues increased from $2.6 million during the first three months of 2008 to $4.7 million during the first three months of 2009. As of March 31, 2009, our backlog for our Armor Division totaled $3.4 million.

In our Battery and Power Systems Division, revenues increased from approximately $3.1 million in the first three months of 2008 to approximately $3.9 million in the first three months of 2009. As of March 31, 2009, our backlog for our Battery and Power Systems Division totaled $11.4 million.

Recent Developments

We have learned that on May 6, 2009, a purported shareholders derivative complaint (the “Complaint”) was apparently filed in the United States District Court for the Eastern District of New York against us and certain of our officers and directors. Although we have yet to be served with a copy of the Complaint, the Complaint appears to be based on the same facts as the class action litigation currently pending against us in the same district, and primarily relates to our acquisition of Armour of America in 2005 and certain public statements made by us with respect to our business and prospects during the Period. The Complaint seeks an unspecified amount of damages.

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

Results of Operations

Three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Revenues. Revenues for the three months ended March 31, 2009 totaled $20.1 million, compared to $13.3 million in the comparable period in 2008, an increase of $6.8 million, or 51.6%. In the first quarter of 2009, revenues were $11.5 million for the Training and Simulation Division (compared to $7.6 million in the first quarter of 2008, an increase of $3.9 million, or 52.1%, due primarily to increased sales of military vehicle simulators and use of force simulators); $4.7 million for the Armor Division (compared to $2.6 million in the first quarter of 2008, an increase of $2.1 million, or 80.8%, due primarily to increased revenues from MDT and MDT Armor, mostly in respect of the completion of orders for the “David” Armored Vehicle); and $3.9 million for the Battery and Power Systems Division (compared to $3.1 million in the first quarter of 2008, an increase of $806,000, or 25.9%, due primarily to increased sales of our battery products at Epsilor and EFB).

Cost of revenues. Cost of revenues totaled $14.8 million during the first quarter of 2009, compared to $10.0 million in the first quarter of 2008, an increase of $4.8 million, or 48.2%, due primarily to increased sales in all our divisions.

Direct expenses for our three divisions during the first quarter of 2009 were $9.8 million for the Training and Simulation Division (compared to $6.0 million in the first quarter of 2008, an increase of $3.8 million, or 62.2%, due primarily to increased revenues at FAAC partially offset by increased materials costs); $3.5 million for the Battery and Power Systems Division (compared to $3.3 million in the first quarter of 2008, an increase of $154,000, or 4.6%, due primarily to increased revenues at Epsilor offset by a reduction in material costs); and $4.5 million for the Armor Division (compared to $2.3 million in the first quarter of 2008, an increase of $2.2 million, or 99.5%, due primarily to increased production of the “David” Armored Vehicle along with increased labor and material costs).

Amortization of intangible assets. Amortization of intangible assets totaled $373,000 in the first quarter of 2009, compared to $493,000 in the first quarter of 2008, a decrease of $120,000, or 24.4%, due primarily to intangible assets in our Training and Simulation division that are now fully amortized

Research and development expenses. Research and development expenses for the first quarter of 2009 were $332,000, compared to $607,000 during the first quarter of 2008, a decrease of $275,000, or 45.3%. This decrease was primarily attributable to decreased expenses in our Armor division.

Selling and marketing expenses. Selling and marketing expenses for the first quarter of 2009 were $ 1.1 million, compared to $1.1 million in the first quarter of 2008, an increase of $3,000, or 0.3%. Expenses were unchanged for the quarter and expenses in each division did not vary significantly.

General and administrative expenses. General and administrative expenses for the first quarter of 2009 were $2.8 million, compared to $3.5 million in the first quarter of 2008, a decrease of $766,000, or 21.7%. This decrease was primarily attributable to a reduction in stock compensation expense and the expenses booked in 2008 for the minority interest buyout in the amount of $339,000.

Financial expenses, net. Financial expenses totaled approximately $973,000 in the first quarter of 2009, compared to $190,000 in the first quarter of 2008, an increase of $783,000, or 412.1%. The difference was due primarily to expenses relating to our debt discount, currency fluctuations and expenses for the mark-to-market adjustment related to our convertible debt

Income taxes. We and certain of our subsidiaries incurred net operating losses during the three months ended March 31, 2009 and accordingly, no provision for income taxes was recorded in this quarter. With respect to some of our subsidiaries that operated at a net profit during 2009, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $196,000 in tax expense in the first quarter of 2009, compared to $120,000 in tax expense in the first quarter of 2008, an increase of $76,000, or 63.7%, mainly concerning state and local taxes along with the required adjustment of taxes due to the deduction of goodwill for U.S. federal taxes, which totaled $140,000 in the first quarter of 2009.

Net loss. Due to the factors cited above, net loss decreased from $971,000 in 2008 to $476,000 in 2009, a decrease of $495,000, or 51.0%.

Liquidity and Capital Resources

As of March 31, 2009, we had $3.5 million in cash, $373,000 in restricted collateral securities and restricted held-to-maturity securities due within one year, and $45,000 in available-for-sale marketable securities, as compared to December 31, 2008, when we had $4.3 million in cash, $382,000 in restricted collateral securities and $49,000 in available-for-sale marketable securities.

We used available funds in the three months ended March 31, 2009 primarily for sales and marketing, continued research and development expenditures, and other working capital needs. We purchased approximately $20,000 of fixed assets during the three months ended March 31, 2009 and also received a fixed asset grant of approximately $40,000 that was credited to fixed assets. Our net fixed assets amounted to $4.7 million at quarter end.

Net cash provided by operating activities from continuing operations for the three months ended March 31, 2009 and 2008 was $659,000 and $685,000, respectively, a decrease of $26,000. This decrease in cash used was primarily the result of changes in working capital.

Net cash provided by (used) in investing activities for the three months ended March 31, 2009 and 2008 was $23,000 and $(1.8 million), an increase of $1.8 million. This change was primarily the result of the acquisition activities that took place in 2008.

Net cash used in financing activities for the three months ended March 31, 2009 and 2008 was $1,369,000 and $10,000, respectively, an increase of $1.4 million, primarily due to the change in short term debt and the repayment of long term debt.

As of March 31, 2009, we have approximately $ 2.7 million in bank debt and $ 4.5 million in principal, in long term senior subordinated notes outstanding. This is in comparison to $3.6 million in bank debt and $5.0 million in principal, in long term senior subordinated notes outstanding, as of December 31, 2008.

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

Foreign Currency Exchange Rate Risk

Since a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2009. Certain of our research, development and production activities are carried out by our Israeli subsidiary, EFL, at its facility in Beit Shemesh, and accordingly we have sales and expenses in NIS. Additionally, our MDT and Epsilor subsidiaries operate primarily in NIS. However, the majority of our sales are made outside Israel in U.S. dollars, and a substantial portion of our costs are incurred in U.S. dollars. Therefore, our functional currency is the U.S. dollar.

While we conduct our business primarily in U.S. dollars, some of our agreements are denominated in foreign currencies, which could have an adverse effect on the revenues that we incur in foreign currencies. We do not hold or issue derivative financial instruments for trading or speculative purposes.

ITEM 4T.                                CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, an evaluation was carried out by the Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.                      LEGAL PROCEEDINGS.

Class Action Litigation

In May 2007, two purported class action complaints (the “Class Action Complaint”) were filed in the United States District Court for the Eastern District of New York against us and certain of our officers and directors. These two cases were consolidated in June 2007. The Class Action Complaint seeks class status on behalf of all persons who purchased our securities between November 9, 2004 and November 14, 2005 (the “Period”) and alleges violations by us and certain of our officers and directors of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, primarily related to our acquisition of Armour of America in 2005 and certain public statements made by us with respect to our business and prospects during the Period. The Class Action Complaint also alleges that we did not have adequate systems of internal operational or financial controls, and that our financial statements and reports were not prepared in accordance with GAAP and SEC rules. We have filed our answer to the Class Action Complaint, and the case is now proceeding to the discovery phase.

Additionally, we have learned that on May 6, 2009, a purported shareholders derivative complaint (the “Derivative Complaint”) was apparently filed in the United States District Court for the Eastern District of New York against us and certain of our officers and directors. Although we have yet to be served with a copy of the Derivative Complaint, the Derivative Complaint appears to be based on the same facts as the class action litigation currently pending against us in the same district, and primarily relates to our acquisition of Armour of America in 2005 and certain public statements made by us with respect to our business and prospects during the Period. The Derivative Complaint seeks an unspecified amount of damages.

Although the ultimate outcome of these matters cannot be determined with certainty, we believe that the allegations stated in the Class Action Complaint and the Derivative Complaint are without merit and we and our officers and directors named in these Complaints intend to defend ourselves vigorously against such allegations.

NAVAIR Litigation

In December 2004, AoA filed an action in the United States Court of Federal Claims against the United States Naval Air Systems Command (NAVAIR), seeking approximately $2.2 million in damages for NAVAIR’s alleged improper termination of a contract for the design, test and manufacture of a lightweight armor replacement system for the United States Marine Corps CH-46E rotor helicopter. NAVAIR, in its answer, counterclaimed for approximately $2.1 million in alleged reprocurement and administrative costs. Trial in this matter has concluded and closing briefs have been filed, but no decision has yet been rendered. We are unable to make any prediction or assessment as to what the ultimate outcome of this case will be.

ITEM 1A.                                RISK FACTORS.

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008. We do not believe that there have been any material changes in the risk factors disclosed in the Annual Report on Form 10-K.

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

Dated:     May 14, 2009

AROTECH CORPORATION
By:	/s/ Robert S. Ehrlich
	Name:	Robert S. Ehrlich
	Title:	Chairman and CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Vice President – Finance and CFO
(Principal Financial Officer)