Form 10-Q
period 2009-06-30
AROTECH CORP
filed 2009-08-14
CIK 916529

OMB APPROVAL
OMB Number: 3235-0070 Expires: July 31, 2011 Estimated average burden hours per response 187.50
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

    ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED      June 30, 2009   .
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this     chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒No  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

        Large accelerated filer: ☐                                                                                                         Accelerated filer: ☐
        Non-accelerated filer: ☐                                                                                               Smaller reporting company: ☒
             (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                 Yes  ☐ No  ☒

The number of shares outstanding of the issuer’s common stock as of August 12, 2009 was 13,980,700.

SEC 1296 (04-09)
Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,130,254	$4,301,359
Restricted collateral deposits	295,781	381,586
Available-for-sale marketable securities	48,313	49,204
Trade receivables (net of allowance for doubtful accounts in the amount of $5,000 as of June 30, 2009 and $19,000 as of December 31, 2008)	15,438,646	19,346,084
Unbilled receivables	2,622,055	4,769,264
Other accounts receivable and prepaid expenses	3,613,309	3,625,955
Inventories	11,364,866	9,678,960
Total current assets	36,513,224	42,152,412
LONG TERM ASSETS:
Deferred tax assets	65,294	72,114
Severance pay fund	3,179,507	2,888,867
Other long term receivables	377,970	463,780
Property and equipment, net	4,525,729	5,058,263
Investment in affiliated company	7,018	40,987
Other intangible assets, net	6,018,301	6,867,873
Goodwill	32,028,562	32,250,503
Total long term assets	46,202,381	47,642,387
Total assets	$82,715,605	$89,794,799

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$6,493,919	$9,664,558
Other accounts payable and accrued expenses	4,715,063	5,858,959
Current portion of capitalized leases	45,854	62,833
Current portion of long term debt	1,848,582	1,861,187
Short term bank credit	3,457,890	3,607,890
Deferred revenues	2,879,607	3,789,020
Total current liabilities	19,440,915	24,844,447
LONG TERM LIABILITIES: Accrued severance pay	4,823,983	5,161,448
Long term portion of capitalized leases	98,527	122,090
Long term debt	2,979,060	3,866,727
Deferred tax liability	2,710,000	2,430,000
Other long term liabilities	680,974	146,738
Total long term liabilities	11,292,544	11,727,003
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each;
Authorized: 50,000,000 shares and 250,000,000 shares as of June 30, 2009 and December 31, 2008, respectively; Issued: 14,320,044 shares and 13,637,639 shares as of June 30, 2009 and December 31, 2008, respectively; Outstanding: 14,059,306 shares and 13,637,639 shares as of June 30, 2009 and December 31, 2008, respectively	140,594	136,377
Preferred shares – $0.01 par value each;
Authorized: 1,000,000 shares as of June 30, 2009 and December 31, 2008; No shares issued and outstanding as of June 30, 2009 and December 31, 2008	–	–
Additional paid-in capital	220,359,567	220,124,075
Accumulated deficit	(168,066,914)	(167,205,514)
Treasury stock, at cost (common stock – 260,738 shares and no shares as of June 30, 2009 and December 31, 2008, respectively)	(258,596)	–
Notes receivable from stockholders	(1,357,788)	(1,357,788)
Accumulated other comprehensive loss	1,165,283	1,526,199
Total stockholders’ equity	51,982,146	53,223,349
Total liabilities and stockholders’ equity	$82,715,605	$89,794,799

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. Dollars, except share data)

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Revenues	$36,127,412	$25,857,582	$16,035,190	$12,607,006
Cost of revenues, exclusive of amortization of intangibles	26,595,444	19,772,500	11,763,982	9,767,718
Research and development	735,575	832,872	403,687	225,778
Selling and marketing expenses	2,317,455	2,286,995	1,171,363	1,144,356
General and administrative expenses	5,548,527	6,825,780	2,781,858	3,293,320
Amortization of intangible assets	746,626	985,021	374,029	492,408
Escrow adjustment – credit	–	(1,448,074)	–	–
Total operating costs and expenses	35,943,627	29,255,094	16,494,919	14,923,580
Operating profit (loss)	183,785	(3,397,512)	(459,729)	(2,316,574)
Other income	51,650	659,149	1,819	122,777
Financial income (expenses), net	(1,099,492)	(52,952)	(126,414)	137,061
Loss before earnings of affiliated company and income tax expenses	(864,057)	(2,791,315)	(584,324)	(2,056,736)
Income tax credits (expenses)	(468,644)	(11,828)	(272,354)	108,106
Gain (loss) from affiliated company	–	(116,086)	–	–
Net loss attributable to common stockholders	$(1,332,701)	$(2,919,229)	$(856,678)	$(1,948,630)
Basic and diluted net loss per share	$(0.10)	$(0.22)	$(0.06)	$(0.14)
Weighted average number of shares used in computing basic and diluted net loss per share	13,802,821	13,503,705	14,028,757	13,533,966

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,332,701)	$(2,919,229)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Loss from affiliated company	–	116,086
Depreciation	623,834	609,924
Amortization of intangible assets, capitalized software costs and impairment of intangible assets	746,626	985,021
Amortization of debt discount	147,103	–
Increase in escrow receivable	–	(1,845,977)
Accrued (deferred) severance pay, net	(628,105)	209,727
Stock issued in repayment of severance obligation	440,000	–
Compensation related to shares issued to employees, consultants and directors	212,009	631,347
Adjustment to value of warrants and imbedded features on the senior convertible notes	479,289	–
Decrease in trade receivables	3,907,438	6,894,307
Decrease in other accounts receivable and prepaid expenses	98,456	24,309
Decrease (increase) in deferred taxes	286,820	(14,994)
Increase in inventories	(1,685,906)	(4,637,316)
Decrease in unbilled receivables	2,147,209	79,251
Decrease in deferred revenues	(909,413)	(615,534)
Increase (decrease) in trade payables	(3,170,639)	1,170,166
Decrease in other accounts payable and accrued expenses	(1,181,672)	(1,173,620)
Net cash provided by (used in) operating activities	180,348	(486,544)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment net of investment grants received from the State of Israel	(91,300)	(664,555)
Additions of capitalized software development	(17,193)	–
Acquisition of subsidiary	–	(1,026,273)
Proceeds from escrow settlement	–	3,325,803
Acquisition of minority interest	–	(660,500)
Investment in affiliated company	33,969	–
Repayment of promissory notes related to acquisition of subsidiaries	–	(151,450)
Decrease in restricted cash	86,696	133,409
Net cash provided by (used in) investing activities	12,172	956,434
FORWARD	$192,520	$469,890

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Six months ended June 30,
	2009	2008
FORWARD	$192,520	$469,890
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term loans	(936,193)	(74,021)
Decrease in short term bank credit	(150,000)	(2,249,540)
Treasury stock purchased	(258,596)	–
Net cash provided by (used in) financing activities	(1,344,789)	(2,323,561)
DECREASE IN CASH AND CASH EQUIVALENTS	(1,152,269)	(1,853,671)
CASH ACCRETION (EROSION) DUE TO EXCHANGE RATE DIFFERENCES	(18,836)	120,056
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	4,301,359	3,447,671
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$3,130,254	$1,714,056
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Stock issued for acquisition	$–	$100,000
Assets recorded for capital lease addition	$–	$109,025
Interest paid during the period	$348,054	$198,230

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:                      BASIS OF PRESENTATION

a.           Company:

Arotech Corporation (“Arotech” or the “Company”) and its wholly-owned subsidiaries provide defense and security products for the military, law enforcement and homeland security markets, including advanced zinc-air and lithium batteries and chargers, multimedia interactive simulators/trainers and lightweight vehicle armoring. The Company operates primarily through its wholly-owned subsidiaries FAAC Corporation (“FAAC”), based in Ann Arbor, Michigan, and FAAC’s subsidiary Realtime Technologies, Inc. (“Realtime”), which is based in Royal Oak, Michigan; MDT Protective Industries, Ltd. (“MDT”), based in Lod, Israel; and MDT Armor Corporation (“MDT Armor”), based in Auburn, Alabama; Electric Fuel Battery Corporation (“EFB”), based in Auburn, Alabama; Electric Fuel Ltd. (“EFL”), based in Beit Shemesh, Israel; Epsilor Electronic Industries, Ltd. (“Epsilor”), based in Dimona, Israel.

b.           Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at June 30, 2009, its operating results for the six- and three-month periods ended June 30, 2009 and 2008, and its cash flow for the six-month periods ended June 30, 2009 and 2008.

The results of operations for the six and three months ended June 30, 2009 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2009.

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

c.           Accounting for stock-based compensation:

For the six months ended June 30, 2009 and 2008 the compensation expense recorded related to stock options and restricted shares was $212,009 and $631,347, respectively, of which $18,023 and $34,301, respectively, was for stock options and $193,986 and $597,046, respectively, was for restricted shares. The remaining total compensation cost related to non-vested stock options and restricted share awards not yet recognized in the income statement as of June 30, 2009 was $926,412 of which $12,497 was for stock options and $913,915 was for restricted shares. The weighted average period over which this compensation cost is expected to be recognized is approximately two years. Income tax expense was not impacted since the Company is in a net operating loss position. There were no new options issued in the first six months of 2009 and no options were exercised in the first six months of 2009. The Company’s directors received their annual restricted stock grants on April 1, 2009 in accordance with the terms of the directors’ stock compensation plan.

d.           Reclassification:

Certain comparative data in these financial statements have been reclassified to conform to the current year’s presentation.

e.           Anti-dilutive shares for EPS calculation

All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per common share because all such securities are anti-dilutive for the periods presented. The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share for the six-month periods ended June 30, 2009 and 2008 were 906,305 and 467,962, respectively. (Please see Note 12 which discusses our change in treatment of restricted stock in accordance with FSP EITF No. 03-6-1.)

f.           Subsequent events

The Company has evaluated subsequent events through August 12, 2009, the date the financial statements were issued.

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

	June 30, 2009	December 31, 2008
	(Unaudited)
Raw materials	$7,351,243	$6,798,662
Work-in-progress	3,316,133	2,251,734
Finished goods	697,490	628,564
Total:	$11,364,866	$9,678,960

NOTE 3:                      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard did not have any impact on our results of operations or financial position for the six and three months ended June 30, 2009.

We have evaluated subsequent events through the date the financial statements were issued see Note 13).

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” — a replacement of FASB Statement No. 162.  SFAS No. 168 establishes the FASB Accounting Standard Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP). All guidance contained in the Codification carries an equal level of authority. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative statements of U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of SFAS No. 168 will not have any impact on our results of operations or financial position.

For information about previous new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 2 of the Notes to Consolidated Financial Statements in our 2008 Form 10-K and Notes 8, 10 and 12 below.

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

b.           The following is information about reported segment revenues, income (losses) and total assets for the six and three months ended June 30, 2009 and 2008:

	Training and Simulation	Armor	Battery and Power Systems	All Others	Total
Six months ended June 30, 2009
Revenues from outside customers	$21,304,763	$6,441,692	$8,380,957	$–	$36,127,412
Depreciation, amortization and impairment expenses (1)	(677,370)	(88,740)	(505,323)	(99,027)	(1,370,460)
Direct expenses (2)	(17,910,521)	(7,075,326)	(7,668,992)	(2,335,322)	(34,990,161)
Segment income (loss)	2,716,872	(722,374)	206,642	(2,434,349)	(233,209)
Financial income (expense)	–	(95,902)	(192,706)	(810,884)	(1,099,492)
Income (loss) from continuing operations	$2,716,872	$(818,276)	$13,936	$(3,245,233)	$(1,332,701)
Segment assets (3)	$44,974,286	$11,077,850	$23,116,763	$3,546,706	$82,715,605
Six months ended June 30, 2008
Revenues from outside customers	$14,719,907	$5,820,154	$5,317,521	$–	$25,857,582
Depreciation, amortization and impairment expenses (1)	(894,880)	(77,951)	(501,073)	(121,041)	(1,594,945)
Direct expenses (2)	(12,282,600)	(7,419,598)	(5,837,195)	(1,589,521)	(27,128,914)
Segment income (loss)	1,542,427	(1,677,395)	(1,020,747)	(1,710,562)	(2,866,277)
Financial income (expense)	11,056	7,224	30,772	(102,004)	(52,952)
Income (loss) from continuing operations	$1,553,483	$(1,670,171)	$(989,975)	$(1,812,566)	$(2,919,229)
Segment assets (3)	$40,712,523	$11,721,422	$24,196,236	$926,286	$77,556,467
Three months ended June 30, 2009
Revenues from outside customers	$9,842,912	$1,723,974	$4,468,304	$–	$16,035,190
Depreciation, amortization and impairment expenses (1)	(339,722)	(44,626)	(248,400)	(49,339)	(682,087)
Direct income (expenses) (2)	(8,143,462)	(2,582,587)	(4,183,005)	(1,174,313)	(16,083,367)
Segment income (loss)	1,359,728	(903,239)	36,899	(1,223,652)	(730,264)
Financial income (expense)	–	32,043	160,346	(318,803)	(126,414)
Income (loss) from continuing operations	$1,359,728	$(871,196)	$197,245	$(1,542,455)	$(856,678)
Three months ended June 30, 2008
Revenues from outside customers	$7,185,310	$3,211,211	$2,210,485	$–	$12,607,006
Depreciation, amortization and impairment expenses (1)	(445,561)	(48,908)	(300,211)	(108,048)	(902,728)
Direct income (expenses) (2)	(6,260,986)	(5,167,557)	(2,505,284)	143,858	(13,789,969)
Segment income (loss)	478,763	(2,005,254)	(595,010)	35,810	(2,085,691)
Financial income (expense)	116,720	29,418	29,848	(38,925)	137,061
Income (loss) from continuing operations	$595,483	$(1,975,836)	$(565,162)	$(3,115)	$(1,948,630)

______________________
(1)     Includes depreciation of property and equipment, amortization expenses of intangible assets and impairment of goodwill and other intangible assets.

(2)	Including, inter alia, sales and marketing, general and administrative and tax expenses.

(3)
Out of those amounts, goodwill in our Training and Simulation, Armor and Battery and Power Systems Divisions stood at $24,435,641, $1,757,041 and $5,835,880, respectively, as of June 30, 2009 and $24,424,030, $1,989,836 and $6,823,035, respectively, as of June 30, 2008.

NOTE 5:                      COMPREHENSIVE LOSS

Comprehensive loss for the six and three months ended June 30, 2009 and 2008 is summarized below:

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(1,332,701)	$(2,919,229)	$(856,678)	$(1,948,630)
Foreign currency translation	(360,916)	1,642,004	738,013	699,777
Total comprehensive loss	$(1,693,637)	$(1,277,225)	$(118,665)	$(1,248,853)

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

On March 20, 2007, the Company filed a Demand for Arbitration with the American Arbitration Association against the Seller. In February 2008, the arbitration panel issued a decision denying the Seller’s counterclaims, granting the Seller’s counterclaim for $70,000 in compensation, awarding the Company the entire $3.0 million escrow (less the $70,000 in compensation (with simple interest but without statutory penalties)), awarding the Company $135,000 in attorneys’ fees, and interest of approximately $325,000. This award was paid to the Company in April 2008. In the first quarter of 2008, the Company adjusted the escrow receivable to reflect the updated amount of the escrow due to the arbitration panel’s decision and final resolution of the remaining legal questions.

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

In connection with the original accounting for these convertible notes, the Company recorded a deferred debt discount on the balance sheet of $412,000 in 2008. The beneficial conversion feature and the discount arising from fair value allocation of the warrants according to APB No. 14 is being amortized from the date of issuance to the stated redemption date – August 15, 2011.

On January 1, 2009 the Company adopted Emerging Issues Task Force consensus 07-05, “Determining Whether an Instrument is Indexed to an Entity’s Own Stock” (EITF 07-05), due to the reset provision in the convertible notes. EITF 07-05 requires the Company to re-evaluate the warrants issued with the convertible notes and to also re-evaluate the embedded conversion option and embedded put options within the notes to determine if the previous accounting for these items would change. Upon this re-evaluation, the Company was required to reclassify the warrants along with the value of the embedded conversion feature from equity to a derivative liability. The embedded put options remained classified as derivative liabilities. The Company again used the Black-Scholes valuation model to determine the value of the warrants, the value of the embedded conversion feature and the value of the embedded put options associated with the convertible notes as of January 1, 2009. In accordance with the guidance of EITF 07-05, a cumulative adjustment increasing January 1, 2009 retained earnings by $1,287,000 was made in the first quarter to reflect this new accounting. The Company re-valued this amount in the second quarter of 2009 based on a revised valuation of the derivative liability. This resulted in a debt discount balance in the amount of approximately $325,000, which is included in Long Term Debt on the balance sheet, and a revised cumulative adjustment to retained earnings of $471,000.

On June 30, 2009, the Company revalued its warrants, their embedded conversion options and their embedded put options and recorded an expense of approximately $283,000 in the second quarter as financial expense. The year-to-date financial expense associated with this transaction is $479,000. The table below lists the variables used in the Black-Scholes calculation and the resulting values.

Variables	January 1, 2009	June 30, 2009
Stock price	$0.41	$1.76
Risk free interest rate	1.00%	1.64%
Volatility	81.40%	83.6%
Dividend yield	0.00%	0.00%
Contractual life	2.6 years	2.1 years

Values	January 1, 2009	June 30, 2009
Warrants	$29,171	$394,899
Conversion option	8,013	122,962
Puts	14,997	13,609
Total value	$52,181	$531,470

Change in value – charged to financial expense		$479,289

Principal payments are due on the convertible notes as follows:

Year	Amount
2009	$909,090
2010	1,818,180
2011	1,363,640
$4,090,910

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

Interest on the outstanding principal amount of this note commenced accruing on the issuance date and is payable quarterly, in arrears. The remaining interest payments are due on August 15 and November 15 of this year with the final payment due on December 31, 2009.

Interest on this note will be recognized as a reduction of financial expenses and will be shown on an accrual basis. Related fees and costs will be recorded as general and administrative expense.

NOTE 10:                      FAIR VALUE MEASUREMENT

The carrying value of short term assets and liabilities in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted collateral deposits, trade receivables, unbilled receivables, inventories, prepaid and other assets, trade payables, accrued expenses, deferred revenues and other liabilities as of June 30, 2009 and December 31, 2008, approximate fair value because of the short maturity of these instruments. The carrying amounts of long term debt approximates the estimated fair values at June 30, 2009, based upon the Company’s ability to acquire similar debt at similar maturities.

NOTE 11:                      COMMON STOCK REPURCHASE PROGRAM

In February of 2009, the Company authorized, for a period of one year, the repurchase in the open market or in privately negotiated transactions of up to $1 million of its common stock. Pursuant to this plan, the Company through June 30, 2009 had repurchased 260,738 shares of its common stock for $258,596, all of which was purchased in the second quarter of 2009. Shares repurchased are carried on the Company’s books as treasury stock. At June 30, 2009, the Company had remaining authorization for the repurchase of up to $746,897 in shares of its common stock. The repurchase program is subject to the discretion of the Company’s management.

NOTE 12:                      LOSS PER SHARE

On January 1, 2009 the Company adopted FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP No. EITF 03-6-1), which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share using the two class method. The Company has determined that the unvested restricted stock issued to our employees and directors are “participating securities” and as such, are included, net of estimated forfeitures, in the total shares used to calculate the Company’s basic and diluted loss per share. Due to this change, the reported loss per share for the three months ended June 30, 2008 has been updated from $(0.15) per share to $(0.14) per share and the six months ended June 30, 2008 has been updated from $(0.23) per share to $(0.22) per share.

NOTE 13:                      SUBSEQUENT EVENTS

a.           Amendment to the 2007 Revolving Line of Credit Loan Agreement

On July 23, 2009, the Company and the Company’s primary bank entered into an amendment (the “Amendment”), which increased the Company’s line of credit facility by $2.5 million, from a maximum line balance of $7.5 million to a maximum line balance of $10.0 million, with a variable interest rate of prime plus 1.75%.  The Amendment also amended the existing Borrowing Base Formula to increase the available credit from Unbilled Accounts Receivable to a maximum of 50% of $3.0 million, an increase of $1.5 million from the original formula of 50% of $1.5 million. The loan is collateralized by all assets of the Company. The Amendment also limits the annual distribution to affiliates of the Company up to an aggregate amount of $4.0 million on a quarterly trailing basis. The Company incurred approximately $3,000 in fees and expenses related to the Amendment.

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

Executive Summary

We are a defense and security products and services company, engaged in three business areas: interactive simulation for military, law enforcement and commercial markets (Training and Simulation Division); high-level armoring for military, paramilitary and commercial vehicles (Armor Division); batteries and charging systems for the military (Battery and Power Systems Division):

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

In connection with the original accounting for these convertible notes, we recorded a deferred debt discount on the balance sheet of $412,000 in 2008. The beneficial conversion feature and the discount arising from fair value allocation of the warrants according to APB No. 14 is being amortized from the date of issuance to the stated redemption date – August 15, 2011.

On January 1, 2009 we adopted Emerging Issues Task Force consensus 07-05, “Determining Whether an Instrument is Indexed to an Entity’s Own Stock” (EITF 07-05), due to the reset provision in the convertible notes. EITF 07-05 requires us to re-evaluate the warrants issued with the convertible notes and to also re-evaluate the embedded conversion option and embedded put options within the notes to determine if the previous accounting for these items would change. Upon this re-evaluation, we were required to reclassify the warrants along with the value of the embedded conversion feature from equity to a derivative liability. The embedded put options remained classified as derivative liabilities. We again used the Black-Scholes valuation model to determine the value of the warrants, the value of the embedded conversion feature and the value of the embedded put options associated with the convertible notes as of January 1, 2009. In accordance with the guidance of EITF 07-05, a cumulative adjustment increasing January 1, 2009 retained earnings by $1,287,000 was made in the first quarter to reflect this new accounting. We re-valued this amount in the second quarter of 2009 based on a revised valuation of the derivative liability. This resulted in a debt discount balance in the amount of approximately $325,000, which is included in Long Term Debt on the balance sheet, and a revised cumulative adjustment to retained earnings of $471,000.

On June 30, 2009, we revalued these warrants, their embedded conversion option and their embedded put options and recorded an expense of approximately $283,000 in the second quarter as financial expense.  The year to date financial expense associated with this transaction is approximately $479,000. The table below lists the variables used in the Black-Scholes calculation and the resulting values.

Variables	January 1, 2009	June 30, 2009
Stock price	$0.41	$1.76
Risk free interest rate	1.00%	1.64%
Volatility	81.40%	83.60%
Dividend yield	0.00%	0.00%
Contractual life	2.6 years	2.1 years

Values	January 1, 2009	June 30, 2009
Warrants	$29,171	$394,899
Conversion option	8,013	122,962
Puts	14,997	13,609
Total value	$52,181	$531,470

Change in value – charged to financial expense		$479,289

Principal payments are due on the convertible notes as follows:

Year	Amount
2009	$909,090
2010	1,818,180
2011	1,363,640
$4,090,910

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

Interest on the outstanding principal amount of this note commenced accruing on the issuance date and is payable quarterly, in arrears. The remaining interest payments are due on August 15 and November 15 of this year with the final payment due on December 31, 2009. Interest on this note will be recognized as a reduction of financial expenses and will be shown on an accrual basis. Related fees and costs will be recorded as general and administrative expense.

We incurred non-cash expenses related to our financings in the amount of $626,000 (as discussed above) during the first six months of 2009.

Restricted Shares and Options

In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” we incurred, for the six months ended June 30, 2009 and 2008, compensation expense related to stock options and restricted shares of approximately $212,000 and $631,000, respectively, of which $18,000 and $34,000, respectively, was for stock options and $194,000 and $597,000, respectively, was for restricted shares.

On June 29, 2009, the executive officers of the company were granted restricted stock and restricted stock units totaling 378,334 shares at a grant price of $1.67 per share (the closing price on the date of grant) as authorized by our compensation committee.  These shares will vest 50% six months after the date of grant and 50% twelve months after the date of grant and will be expensed over the vesting period.

Overview of Operating Performance and Backlog

Overall, our net loss before earnings from affiliated company and tax expenses for the six months ended June 30, 2009 was $864,000 on revenues of $36.1 million, compared to a net loss of $2.8 million on revenues of $25.9 million during the six months ended June 30, 2008. As of June 30, 2009, our overall backlog totaled $42.9 million.

In our Training and Simulation Division, revenues increased from approximately $14.7 million in the first six months of 2008 to $21.3 million in the first six months of 2009. As of June 30, 2009, our backlog for our Training and Simulation Division totaled $17.6 million.

In our Armor Division, revenues increased from $5.8 million during the first six months of 2008 to $6.4 million during the first six months of 2009. As of June 30, 2009, our backlog for our Armor Division totaled $15.4 million.

In our Battery and Power Systems Division, revenues increased from approximately $5.3 million in the first six months of 2008 to approximately $8.4 million in the first six months of 2009. As of June 30, 2009, our backlog for our Battery and Power Systems Division totaled $9.8 million.

Common Stock Repurchase Program

In February of 2009, we authorized, for a period of one year, the repurchase in the open market or in privately negotiated transactions of up to $1 million of our common stock. Pursuant to this plan, through June 30, 2009 we have repurchased 260,738 shares of our common stock for $258,596, all of which was purchased in the second quarter of 2009. Shares repurchased are carried on our books as treasury stock. At June 30, 2009, we had remaining authorization for the repurchase of up to $741,404 in shares of our common stock. The repurchase program is subject to the discretion of our management.

Recent Developments

We have learned that on May 6, 2009, a purported shareholders derivative complaint (the “Complaint”) was apparently filed in the United States District Court for the Eastern District of

New York against us and certain of our officers and directors. The Complaint is based on the same facts as the class action litigation currently pending against us in the same district, and primarily relates to our acquisition of Armour of America in 2005 and certain public statements made by us with respect to our business and prospects during the Period. The Complaint seeks an unspecified amount of damages.

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

Results of Operations

Three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Revenues. Revenues for the three months ended June 30, 2009 totaled $16.0 million, compared to $12.6 million in the comparable period in 2008, an increase of $3.4 million, or 27.2%. In the second quarter of 2009, revenues were $9.8 million for the Training and Simulation Division (compared to $7.2 million in the second quarter of 2008, an increase of $2.6 million, or 37.0%, due primarily to increased sales of military vehicle simulators and use of force simulators); $1.7 million for the Armor Division (compared to $3.2 million in the second quarter of 2008, a decrease of $1.5 million, or 46.3%, due primarily to decreased revenues from MDT and MDT Armor, mostly as a result of the previous completion of most of the remaining outstanding orders for the “David” Armored Vehicle); and $4.5 million for the Battery and Power Systems Division (compared to $2.2 million in the second quarter of 2008, an increase of $2.3 million, or 102.1%, due primarily to increased sales of our battery products at Epsilor and EFB).

Cost of revenues. Cost of revenues totaled $11.8 million during the second quarter of 2009, compared to $9.8 million in the second quarter of 2008, an increase of $2.0 million, or 20.4%, due primarily to increased sales in all our divisions.

Direct expenses for our three divisions during the second quarter of 2009 were $8.1 million for the Training and Simulation Division (compared to $6.3 million in the second quarter of 2008, an increase of $1.8 million, or 30.1%, due primarily to increased revenues at FAAC partially offset by increased materials costs); $2.6 million for the Armor Division (compared to $5.2 million in the second quarter of 2008, a decrease of $2.6 million, or 50.0%, due primarily to decreased production of the “David” Armored Vehicle); and $4.2 million for the Battery and Power Systems Division (compared to $2.5 million in the second quarter of 2008, an increase of $1.7 million, or 67.0%, due primarily to increased revenues at Epsilor and EFL).

Amortization of intangible assets. Amortization of intangible assets totaled $374,000 in the second quarter of 2009, compared to $492,000 in the second quarter of 2008, a decrease of $118,000, or 24.0%, due primarily to intangible assets in our Training and Simulation division that are now fully amortized.

Research and development expenses. Research and development expenses for the second quarter of 2009 were $404,000, compared to $226,000 during the second quarter of 2008, an increase of $178,000, or 78.8%. This increase was primarily attributable to increased expense in our Training and Simulation Division offset by decreased expense in our Battery Division.

Selling and marketing expenses. Selling and marketing expenses for the second quarter of 2009 were $1.2 million, compared to $1.1 million in the second quarter of 2008, an increase of $27,000, or 2.4%. Expenses were essentially unchanged for the quarter and expenses in each division did not vary significantly.

General and administrative expenses. General and administrative expenses for the second quarter of 2009 were $2.8 million, compared to $3.3 million in the second quarter of 2008, a decrease of $511,000, or 15.5%. This decrease was primarily attributable to a reduction in stock compensation expense, mandated severance expense in Israel and corporate audit expense.

Financial income (expenses), net. Financial expenses totaled $(126,000) in the second quarter of 2009, compared to financial income of $137,000 in the second quarter of 2008, an increase in expense of $263,000, or 192.2%. The difference was due primarily to expenses relating to our debt discount, currency fluctuations and expenses for the mark-to-market adjustment related to our convertible debt

Income taxes. We and certain of our subsidiaries incurred net operating losses during the three months ended June 30, 2009 and accordingly, no provision for income taxes was recorded in this quarter. With respect to some of our subsidiaries that operated at a net profit during 2009, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $(272,000) in tax expense in the second quarter of 2009, compared to $108,000 in tax expense in the second quarter of 2008, an increase of $380,000, or 351.9%, mainly concerning state and local taxes along with the required adjustment of taxes due to the deduction of goodwill for U.S. federal taxes, which totaled $140,000 in the second quarter of 2009.

Net loss. Due to the factors cited above, net loss decreased from $1.9 million in the second quarter of 2008 to $857,000 in the second quarter of 2009, a decrease of $1.1 million, or 56.0%.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Revenues. Revenues for the six months ended June 30, 2009 totaled $36.1 million, compared to $25.9 million in the comparable period in 2008, an increase of $10.3 million, or 39.7%. In the first six months of 2009, revenues were $21.3 million for the Training and Simulation Division (compared to $14.7 million in the first six months of 2008, an increase of $6.6 million, or 44.7%, due primarily to increased sales of military vehicle simulators and use of force simulators); $6.4 million for the Armor Division (compared to $5.8 million in the first six months of 2008, an increase of $622,000, or 10.7%, due primarily to increased revenues from MDT and MDT Armor, mostly in respect of the completion of orders in the first quarter for the “David” Armored Vehicle); and $8.4 million for the Battery and Power Systems Division (compared to $5.3 million in the first six months of 2008, an increase of $3.1 million, or 57.6%, due primarily to increased sales of our battery products at Epsilor and EFL).

Cost of revenues. Cost of revenues totaled $26.6 million during the first six months of 2009, compared to $19.8 million in the first six months of 2008, an increase of $6.8 million, or 34.5%, due primarily to increased sales in all our divisions.

Direct expenses for our three divisions during the first six months of 2009 were $17.9 million for the Training and Simulation Division (compared to $12.3 million in the first six months of 2008, an increase of $5.6 million, or 45.8%, due primarily to increased revenues at FAAC partially offset by increased materials costs); $7.1 million for the Armor Division (compared to $7.4 million in the first six months of 2008, a decrease of $344,000, or 4.6%, due primarily to decreased production of the “David” Armored Vehicle in the first quarter offset by increased labor and material costs); and $7.7 million for the Battery and Power Systems Division (compared to $5.8 million in the first six months of 2008, an increase of $1.8 million, or 31.4%, due primarily to increased revenues at Epsilor and EFL offset by a reduction in material costs).

Amortization of intangible assets. Amortization of intangible assets totaled $747,000 in the first six months of 2009, compared to $985,000 in the first six months of 2008, a decrease of $238,000, or 24.2%, due primarily to intangible assets in our Training and Simulation Division that are now fully amortized.

Research and development expenses. Research and development expenses for the first six months of 2009 were $736,000, compared to $833,000 during the first six months of 2008, a decrease of $97,000, or 11.7%. This decrease was primarily attributable to decreased expenses in our Armor Division.

Selling and marketing expenses. Selling and marketing expenses for the first six months of 2009 were $2.3 million, compared to $2.3 million in the first six months of 2008, an increase of $30,000, or 1.3%. Expenses were essentially unchanged for the quarter and expenses in each division did not vary significantly.

General and administrative expenses. General and administrative expenses for the first six months of 2009 were $5.5 million, compared to $6.8 million in the first six months of 2008, a decrease of $1.3 million, or 18.7%. This decrease was primarily attributable to a reduction in stock compensation and other corporate expenses along with the expenses recorded in 2008 for the minority interest buyout in the amount of $339,000. The decrease was partially offset by an increase in expenses in the Training and Simulation Division.

Escrow adjustment – credit. An escrow adjustment – credit of $1.4 million in the first six months of 2008 represents the first quarter 2008 adjustment to operating expenses resulting from the completion of the escrow arbitration. This was a contingent earnout obligation that was identified by us when AoA was purchased. There was no corresponding adjustment in 2009.

Financial income (expenses), net. Financial expenses totaled $1.1 million in the first six months of 2009, compared to $53,000 in the first six months of 2008, an increase in expense of $1.0 million, or 1,976.4%. The difference was due primarily to expenses relating to our debt discount, currency fluctuations and expenses for the mark-to-market adjustment related to our convertible debt.

Income taxes. We and certain of our subsidiaries incurred net operating losses during the six months ended June 30, 2009 and accordingly, no provision for income taxes was recorded in this quarter. With respect to some of our subsidiaries that operated at a net profit during 2009, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $469,000 in tax expense in the first six months of 2009, compared to $12,000 in tax expense in the first six months of 2008, an increase of $457,000, or 3,862.2%, mainly concerning state and local taxes along with the required adjustment of taxes due to the deduction of goodwill for U.S. federal taxes, which totaled $280,000 in the first six months of 2009.

Net loss. Due to the factors cited above, net loss decreased from $2.9 million in the first half of 2008 to $1.3 million in the first half of 2009, a decrease of $1.6 million, or 54.3%.

Liquidity and Capital Resources

As of June 30, 2009, we had $3.1 million in cash, $296,000 in restricted collateral securities and restricted held-to-maturity securities due within one year, and $48,000 in available-for-sale marketable securities, as compared to December 31, 2008, when we had $4.3 million in cash, $382,000 in restricted collateral securities and $49,000 in available-for-sale marketable securities.

We used available funds in the six months ended June 30, 2009 primarily for sales and marketing, continued research and development expenditures, and other working capital needs. We purchased approximately $131,000 of fixed assets during the six months ended June 30, 2009 and also received a fixed asset grant in the first quarter of approximately $40,000 that was credited to fixed assets at the then-current exchange rate. Our net fixed assets amounted to $4.5 million at quarter end.

Net cash provided by operating activities from continuing operations for the six months ended June 30, 2009 and 2008 was $180,000 and $(487,000), respectively, an increase of $595,000. This increase in cash provided was primarily the result of changes in working capital.

Net cash provided by investing activities for the six months ended June 30, 2009 and 2008 was $12,000 and $956,000, a decrease of $944,000. This change was primarily the result of the acquisition activities and the escrow settlement that took place in 2008.

Net cash used in financing activities for the six months ended June 30, 2009 and 2008 was $1.3 million and $2.3 million, respectively, a decrease of $979,000, primarily due to the change in short term debt and the repayment of long term debt.

As of June 30, 2009, we have approximately $3.5 million in bank debt and $4.2 million in principal, in long term debt outstanding. This is in comparison to $3.6 million in bank debt and $5.7 million in principal, in long term debt outstanding, as of December 31, 2008.

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

NAVAIR Litigation

In December 2004, AoA filed an action in the United States Court of Federal Claims against the United States Naval Air Systems Command (NAVAIR), seeking approximately $2.2 million in damages for NAVAIR’s alleged improper termination of a contract for the design, test and manufacture of a lightweight armor replacement system for the United States Marine Corps CH-46E rotor helicopter. NAVAIR, in its answer, counterclaimed for approximately $2.1 million in alleged reprocurement and administrative costs. Trial in this matter has concluded and closing briefs (but not certain supplemental briefs) have been filed, but no decision has yet been rendered. We are unable to make any prediction or assessment as to what the ultimate outcome of this case will be.

ITEM 1A.	RISK FACTORS.

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008. We do not believe that there have been any material changes in the risk factors disclosed in the Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In February of 2009, we authorized, for a period of one year, the repurchase in the open market or in privately negotiated transactions of up to $1 million of our common stock. The following table shows information relating to the repurchase of our common stock during the three months ended June 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
Cumulative through March 31, 2009	–	$–	–	$1,000,000
April 1, 2009 through April 30, 2009	110,647	$0.82	110,647	$911,247
May 1, 2009 through May 31, 2009	86,812	$1.01	86,812	$825,058
June 1, 2009 through June 30, 2009	63,279	$1.26	63,279	$746,897
TOTAL	260,738		260,738

(1)Average price paid per share includes commissions and is rounded to the nearest two decimal places.

The repurchase program is subject to our management’s discretion.

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

Dated:       August 14, 2009

AROTECH CORPORATION

By:	/s/ Robert S. Ehrlich
	Name:	Robert S. Ehrlich
	Title:	Chairman and CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Vice President – Finance and CFO
(Principal Financial Officer)

26