Form 10-Q
period 2009-09-30
AROTECH CORP
filed 2009-11-12
CIK 916529

OMB APPROVAL
OMB Number: 3235-0070 Expires: July 31, 2011 Estimated average burden hours per response 187.50
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

    ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED      September 30, 2009   .
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                              Yes  ☐ No  ☒

The number of shares outstanding of the issuer’s common stock as of November 10, 2009 was 14,391,678.

SEC 1296 (04-09)
Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,759,072	$4,301,359
Restricted collateral deposits	309,849	381,586
Available-for-sale marketable securities	50,604	49,204
Trade receivables (net of allowance for doubtful accounts in the amount of $12,000 as of September 30, 2009 and $19,000 as of December 31, 2008)	11,261,275	19,346,084
Unbilled receivables	2,537,642	4,769,264
Other accounts receivable and prepaid expenses	3,319,782	3,625,955
Inventories	12,145,950	9,678,960
Total current assets	32,384,174	42,152,412
LONG TERM ASSETS:
Deferred tax assets	65,655	72,114
Severance pay fund	3,419,322	2,888,867
Other long term receivables	394,105	463,780
Property and equipment, net	4,460,006	5,058,263
Investment in affiliated company	7,018	40,987
Other intangible assets, net	5,824,004	6,867,873
Goodwill	32,337,543	32,250,503
Total long term assets	46,507,653	47,642,387
Total assets	$78,891,827	$89,794,799

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$6,614,626	$9,664,558
Other accounts payable and accrued expenses	4,193,159	5,858,959
Current portion of capitalized leases	47,144	62,833
Current portion of long term debt	1,846,957	1,861,187
Short term bank credit	957,890	3,607,890
Deferred revenues	2,578,172	3,789,020
Total current liabilities	16,237,948	24,844,447
LONG TERM LIABILITIES: Accrued severance pay	5,098,035	5,161,448
Long term portion of capitalized leases	86,295	122,090
Long term debt	2,632,331	3,866,727
Deferred tax liability	2,850,000	2,430,000
Other long term liabilities	684,535	146,738
Total long term liabilities	11,351,196	11,727,003
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each;
Authorized: 50,000,000 shares and 250,000,000 shares as of September 30, 2009 and December 31, 2008, respectively; Issued: 14,211,983 shares and 13,637,639 shares as of September 30, 2009 and December 31, 2008, respectively; Outstanding: 13,790,677 shares and 13,637,639 shares as of September 30, 2009 and December 31, 2008, respectively	142,120	136,377
Preferred shares – $0.01 par value each;
Authorized: 1,000,000 shares as of September 30, 2009 and December 31, 2008; No shares issued and outstanding as of September 30, 2009 and December 31, 2008	–	–
Additional paid-in capital	220,695,515	220,124,075
Accumulated deficit	(169,298,532)	(167,205,514)
Treasury stock, at cost (common stock – 421,306 shares and no shares as of September 30, 2009 and December 31, 2008, respectively)	(520,570)	–
Notes receivable from stockholders	(1,357,788)	(1,357,788)
Accumulated other comprehensive income	1,641,938	1,526,199
Total stockholders’ equity	51,302,683	53,223,349
Total liabilities and stockholders’ equity	$78,891,827	$89,794,799

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. Dollars, except share data)

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Revenues	$53,674,998	$45,074,091	$17,547,586	$19,216,509
Cost of revenues, exclusive of amortization of intangibles	39,294,226	33,256,814	12,698,782	13,484,314
Research and development	1,313,363	1,231,530	577,788	398,658
Selling and marketing expenses	3,535,273	3,290,499	1,217,818	1,003,504
General and administrative expenses	8,680,228	10,025,658	3,131,701	3,199,878
Amortization of intangible assets	1,104,957	1,362,251	358,331	377,230
Escrow adjustment – credit	–	(1,448,074)	–	–
Total operating costs and expenses	53,928,047	47,718,678	17,984,420	18,463,584
Operating profit (loss)	(253,049)	(2,644,587)	(436,834)	752,925
Other income (expense)	(429,418)	670,483	(481,068)	11,334
Financial expenses, net	(1,159,372)	(341,632)	(59,880)	(288,680)
Income (loss) before earnings of affiliated company and income tax expenses	(1,841,839)	(2,315,736)	(977,782)	475,579
Income tax expenses	(722,480)	(386,690)	(253,836)	(374,862)
Loss from affiliated company	–	(261,207)	–	(145,121)
Net loss attributable to common stockholders	$(2,564,319)	$(2,963,633)	$(1,231,618)	$(44,404)
Basic and diluted net loss per share	$(0.18)	$(0.22)	$(0.09)	$(0.00)
Weighted average number of shares used in computing basic and diluted net loss per share	13,943,991	13,513,993	14,240,523	13,534,347

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(U.S. Dollars)

	Nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,564,319)	$(2,963,633)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Loss from affiliated company	–	261,207
Depreciation	958,624	957,590
Amortization of intangible assets, capitalized software costs and impairment of intangible assets	1,104,957	1,362,252
Amortization of debt discount	211,641	17,179
Increase in escrow receivable	–	(1,845,977)
Accrued (deferred) severance pay, net	(153,868)	301,271
Compensation related to shares issued to employees, consultants and directors	549,484	853,139
Adjustment to value of warrants and imbedded features on the senior convertible notes	473,859	–
Decrease in notes receivable	500,000	–
Decrease in trade receivables	8,084,809	845,096
Decrease (increase) in other accounts receivable and prepaid expenses	(124,152)	48,866
Decrease (increase) in deferred taxes	426,459	(24,077)
Increase in inventories	(2,466,990)	(2,755,889)
Decrease in unbilled receivables	2,231,622	514,286
Decrease in deferred revenues	(1,210,848)	(15,327)
Increase (decrease) in trade payables	(3,049,932)	67,611
Decrease in other accounts payable and accrued expenses	(1,705,529)	(818,745)
Net cash provided by (used in) operating activities	3,265,817	(3,195,151)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of investment grants received from the State of Israel	(360,367)	(982,905)
Convertible note purchased from unaffiliated entity	–	(2,500,000)
Additions to capitalized software development	(92,193)	–
Acquisition of subsidiary	–	(1,037,884)
Proceeds from escrow settlement	–	3,325,803
Acquisition of minority interest	–	(660,500)
Investment in affiliated company	33,969	–
Repayment of promissory notes related to acquisition of subsidiaries	–	(151,450)
Decrease in restricted cash	70,337	150,517
Net cash provided by (used in) investing activities	(348,254)	(1,856,419)
FORWARD	$2,917,563	$(5,051,570)

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Nine months ended September 30,
	2009	2008
FORWARD	$2,917,563	$(5,051,570)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term loans	(1,349,084)	(88,322)
Decrease in short term bank credit	(2,650,000)	(1,802,216)
Senior convertible notes	–	5,000,000
Treasury stock purchased	(520,570)	–
Net cash provided by (used in) financing activities	(4,519,654)	3,109,462
DECREASE IN CASH AND CASH EQUIVALENTS	(1,602,091)	(1,942,108)
CASH ACCRETION DUE TO EXCHANGE RATE DIFFERENCES	59,804	135,610
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	4,301,359	3,447,671
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$2,759,072	$1,641,173
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Stock issued for acquisition	$–	$100,000
Assets recorded for capital lease addition	$–	$109,025
Interest paid during the period	$533,853	$253,590

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

b.           Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at September 30, 2009, its operating results for the nine- and three-month periods ended September 30, 2009 and 2008, and its cash flow for the nine-month periods ended September 30, 2009 and 2008.

The results of operations for the nine and three months ended September 30, 2009 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2009.

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

c.           Accounting for stock-based compensation:

For the nine months ended September 30, 2009 and 2008 the compensation expense recorded related to stock options and restricted shares was $549,484 and $853,139, respectively, of which $27,142 and $51,632, respectively, was for stock options and $522,342 and $801,507, respectively, was for restricted shares. The remaining total compensation cost related to non-vested stock options and restricted share awards not yet recognized in the income statement as of September 30, 2009 was $614,802 of which $5,851 was for stock options and $608,951 was for restricted shares. The weighted average period over which this compensation cost is expected to be recognized is approximately one and one-half years. Income tax expense was not impacted since the Company is in a net operating loss position. There were no new options issued in the first nine months of 2009 and no options were exercised in the first nine months of 2009. The Company’s directors received their annual restricted stock grants on April 1, 2009 in accordance with the terms of the directors’ stock compensation plan. The Company’s newest director received his initial grant of 14,970 shares on June 29, 2009 at a grant price of $1.67 per share in accordance with the terms of the directors’ stock compensation plan.

Additionally, on June 29, 2009, the executive officers of the Company were granted restricted stock and restricted stock units totaling 378,334 shares at a grant price of $1.67 per share (the closing price on the date of grant) as authorized by our compensation committee. These shares will vest 50% six months after the date of grant and 50% twelve months after the date of grant and will be expensed over the vesting period.

d.           Reclassification:

Certain comparative data in these financial statements have been reclassified to conform to the current year’s presentation.

e.           Anti-dilutive shares for EPS calculation

All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per common share because all such securities are anti-dilutive for the periods presented. The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share for the nine-month periods ended September 30, 2009 and 2008 were 791,115 and 1,025,998, respectively. (Please see Note 12 which discusses our change in treatment of restricted stock in accordance with FASB ASC 260-10.)

f.           Subsequent events

The Company has evaluated subsequent events through November 11, 2009, the date the financial results were released.

NOTE 2:                      INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method or the FIFO method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. Inventory write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and for market prices lower than cost. Inventories increased, from year end, $861,000 in the Battery Division and $1.1 million in the Armor Division for the product required to fulfill the current backlog. Inventories are composed of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Raw materials	$7,730,472	$6,798,662
Work-in-progress	3,835,405	2,251,734
Finished goods	580,073	628,564
Total:	$12,145,950	$9,678,960

NOTE 3:                      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2009, FASB issued ASC 855-10-05 through ASC 855-10-55, Subsequent Events (“ASC 855-10”), which establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. ASC 855-10-25, Recognition requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under ASC 855-10. ASC 855-10 was effective for interim and annual reporting periods on or after June 15, 2009. The Company adopted ASC 855-10 on June 30, 2009, and the adoption did not have a material impact on the Company’s financial position or results of operations.

The Company has evaluated subsequent events through the date the financial statements were issued (see Note 13).

In June 2009, the FASB issued Accounting Standards Update (ASU) 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. generally accepted accounting principles (GAAP) and reporting standards as issued by the Financial Accounting Standards Board. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted ASU 2009-01 in the third quarter of 2009 and has included references to the ASC within its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605).” This Update provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This Update also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This Update is effective for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating both the timing and the impact of the pending adoption of the ASU on the consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing,” which amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company does not believe that the adoption of this standard will have any impact on the Company’s financial position or results of operations.

For information about previous new accounting pronouncements and the potential impact on the Company’s Consolidated Financial Statements, see Note 2 of the Notes to Consolidated Financial Statements in the Company’s 2008 Form 10-K and Notes 8, 10 and 12 below.

NOTE 4:                      SEGMENT INFORMATION

a.           General:

The Company and its subsidiaries operate primarily in three business segments and follow the requirements of FASB ASC 280-10.

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

b.           The following is information about reported segment revenues, income (losses) and total assets for the nine and three months ended September 30, 2009 and 2008:

	Training and Simulation	Armor	Battery and Power Systems	All Others	Total
Nine months ended September 30, 2009
Revenues from outside customers	$29,044,540	$11,897,595	$12,732,863	$–	$53,674,998
Depreciation, amortization and impairment expenses (1)	(999,990)	(134,687)	(766,060)	(162,844)	(2,063,581)
Direct expenses (2)	(24,636,859)	(12,042,679)	(11,953,139)	(4,383,687)	(53,016,364)
Segment income (loss)	$3,407,691	$(279,771)	$13,664	$(4,546,531)	$(1,404,947)
Financial expense	(1,342)	(103,488)	(123,071)	(931,471)	(1,159,372)
Income (loss) from continuing operations	$3,406,349	$(383,259)	$(109,407)	$(5,478,002)	$(2,564,319)
Segment assets (3)	$40,684,276	$11,412,593	$24,108,033	$2,686,925	$78,891,827

	Training and Simulation	Armor	Battery and Power Systems	All Others	Total
Nine months ended September 30, 2008
Revenues from outside customers	$23,093,720	$12,275,332	$9,705,039	$–	$45,074,091
Depreciation, amortization and impairment expenses (1)	(1,235,206)	(124,719)	(778,558)	(181,359)	(2,319,842)
Direct expenses (2)	(19,047,945)	(13,119,221)	(9,901,501)	(3,307,583)	(45,376,250)
Segment income (loss)	$2,810,569	$(968,608)	$(975,020)	$(3,488,942)	$(2,622,001)
Financial expense	(63,091)	(46,341)	(33,527)	(198,673)	(341,632)
Income (loss) from continuing operations	$2,747,478	$(1,014,949)	$(1,008,547)	$(3,687,615)	$(2,963,633)
Segment assets (3)	$42,829,421	$11,906,762	$24,654,308	$3,426,698	$82,817,189
Three months ended September 30, 2009
Revenues from outside customers	$7,739,777	$5,455,903	$4,351,906	$–	$17,547,586
Depreciation, amortization and impairment expenses (1)	(322,620)	(45,947)	(260,737)	(63,817)	(693,121)
Direct income (expenses) (2)	(6,726,338)	(4,967,353)	(4,284,147)	(2,048,365)	(18,026,203)
Segment income (loss)	$690,819	$442,603	$(192,978)	$(2,112,182)	$(1,171,738)
Financial income (expense)	(1,342)	(7,586)	69,635	(120,587)	(59,880)
Income (loss) from continuing operations	$689,477	$435,017	$(123,343)	$(2,232,769)	$(1,231,618)
Three months ended September 30, 2008
Revenues from outside customers	$8,373,813	$6,455,178	$4,387,518	$–	$19,216,509
Depreciation, amortization and impairment expenses (1)	(340,326)	(46,768)	(277,485)	(60,318)	(724,897)
Direct expenses (2)	(6,765,345)	(5,699,623)	(4,064,306)	(1,718,062)	(18,247,336)
Segment income (loss)	$1,268,142	$708,787	$45,727	$(1,778,380)	$244,276
Financial expense	(74,147)	(53,565)	(64,299)	(96,669)	(288,680)
Income (loss) from continuing operations	$1,193,995	$655,222	$(18,572)	$(1,875,049)	$(44,404)

(1)     Includes depreciation of property and equipment, amortization expenses of intangible assets and impairment of goodwill and other intangible assets.

(2)	Including, inter alia, sales and marketing, general and administrative and tax expenses.

(3)
Out of those amounts, goodwill in our Training and Simulation, Armor and Battery and Power Systems Divisions stood at $24,435,641, $1,816,002 and $6,085,900, respectively, as of September 30, 2009 and $24,435,641, $1,957,385 and $6,685,417, respectively, as of September 30, 2008.

NOTE 5:                      COMPREHENSIVE LOSS

Comprehensive loss for the nine and three months ended September 30, 2009 and 2008 is summarized below:

	Nine months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(2,564,319)	$(2,963,633)	$(1,231,618)	$(44,404)
Foreign currency translation	115,739	1,376,771	476,655	(265,233)
Total comprehensive loss	$(2,448,580)	$(1,586,862)	$(754,963)	$(309,637)

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

NOTE 8:                      CONVERTIBLE NOTES AND DETACHABLE WARRANTS

a.           10% Senior Convertible Notes due August 15, 2011

Pursuant to the terms of a Securities Purchase Agreement dated August 14, 2008, the Company issued and sold to a group of institutional investors 10% senior convertible notes in the aggregate principal amount of $5.0 million due August 15, 2011. These notes are convertible at any time prior to August 15, 2011 at a conversion price of $2.24 per share. As part of our analysis of the convertible debt and related warrants, we reviewed and followed the guidance of FASB ASC 718-10, ASC 815-40-15, ASC 470-20-30 and ASC 105-10-05.

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

In connection with the original accounting for these convertible notes, the Company recorded a deferred debt discount on the balance sheet of $412,000 in 2008. The beneficial conversion feature and the discount arising from fair value allocation of the warrants according to FASB ASC 470-20 is being amortized from the date of issuance to the stated redemption date – August 15, 2011.

On January 1, 2009 the Company adopted FASB ASC 815-40-15, “Determining Whether an Instrument is Indexed to an Entity’s Own Stock,” due to the reset provision in the convertible notes. FASB ASC 815-40-15 requires the Company to re-evaluate the warrants issued with the convertible notes and to also re-evaluate the embedded conversion option and embedded put options within the notes to determine if the previous accounting for these items would change. Upon this re-evaluation, the Company was required to reclassify the warrants along with the value of the embedded conversion feature from equity to a derivative liability. The embedded put options remained classified as derivative liabilities. The Company again used the Black-Scholes valuation model to determine the value of the warrants, the value of the embedded conversion feature and the value of the embedded put options associated with the convertible notes as of January 1, 2009. In accordance with the guidance of FASB ASC 815-40-15, a cumulative adjustment increasing January 1, 2009 retained earnings by $1,287,000 was made in the first quarter to reflect this new accounting. The Company re-valued this amount in the second quarter of 2009 based on a revised valuation of the derivative liability. This resulted in a debt discount balance in the amount of approximately $325,000, which is included in Long Term Debt on the balance sheet, and a revised cumulative adjustment to retained earnings of $471,000.

On September 30, 2009, the Company revalued its warrants, their embedded conversion options and their embedded put options and recorded a reduction of approximately $5,000 in the third quarter as a credit to financial expense. The year-to-date financial expense associated with this transaction is $473,859. The table below lists the variables used in the Black-Scholes calculation and the resulting values.

Variables	January 1, 2009	September 30, 2009
Stock price	$0.41	$1.86
Risk free interest rate	1.00%	1.45%
Volatility	81.40%	81.80%
Dividend yield	0.00%	0.00%
Contractual life	2.6 years	1.9 years

Values	January 1, 2009	September 30, 2009
Warrants	$29,171	$393,455
Conversion option	8,013	121,891
Puts	14,997	10,694
Total value	$52,181	$526,040

Change in value – charged to financial expense		$473,859

Principal payments are due on the convertible notes as follows:

Year	Amount
2009	$454,545
2010	1,818,180
2011	1,363,640
$3,636,365

NOTE 9:                      FINANCING ACTIVITIES

a.           Loan to DEI Services Corporation

Concurrent with the Securities Purchase Agreement dated August 14, 2008, the Company purchased a $2,500,000 Senior Subordinated Convertible Note from an unaffiliated company, DEI Services Corporation (“DEI”). This 10% Senior Subordinated Convertible Note (the “DEI Note”) is due December 31, 2009. The DEI Note is convertible at maturity at the Company’s option into such number of shares of DEI’s common stock, no par value per share, as shall be equal at the time of conversion to twelve percent (12%) of DEI’s outstanding common stock.

In the third quarter of 2009 DEI repaid a portion of their internal shareholder loans, which was a violation of the DEI Note covenants with the Company. Because of this, the Company agreed in October of 2009 to amend the DEI Note to provide that the interest rate on the DEI Note would be increased to 15% and payable through the payment date. In the event that the DEI Note is not paid in full at maturity, the DEI Note will be convertible into a minimum of 20% of DEI’s then outstanding common stock, or more under certain circumstances.

In November of 2009 DEI brought in a new investor that was prepared to provide DEI with additional working capital, but only if the Company agreed to step aside and accept a $500,000 discount on the DEI Note and waive its associated rights of first refusal and conversion. In view of the possibility that DEI would seek an extension of the DEI Note, the Company decided to enable DEI to bring in the new investor and thereby be able to pay the DEI Note on time, albeit at a discount. The Company accordingly wrote down the value of the DEI Note by $500,000, to $2.0 million and charged the associated expense to other income (expense) on the statement of opera-

tions. If the new investor’s investment does not close, the Company would retain all its rights under the DEI Note, including its right to be paid the full amount of the DEI Note and its conversion option and right of first refusal.

Interest on the outstanding principal amount of the DEI Note commenced accruing on the issuance date and is payable quarterly, in arrears. The Company will discontinue accruing interest on the DEI Note due to the provision on the DEI Note recorded this quarter. The remaining interest payment is due on November 15 of this year with the final payment due on December 31, 2009.

Interest on the DEI Note will be recognized as a reduction of financial expenses and will be shown on an accrual basis. Related fees and costs will be recorded as general and administrative expense.

b.           Amendment to the 2007 Revolving Line of Credit Loan Agreement

On July 22, 2009, the Company and the Company’s primary bank entered into an amendment (the “Amendment”), which increased the Company’s line of credit facility by $2.5 million, from a maximum line balance of $7.5 million to a maximum line balance of $10.0 million, with a variable interest rate of prime plus 1.75%. The Amendment also modified the existing Borrowing Base Formula to increase the available credit from Unbilled Accounts Receivable to a maximum of 50% of $3.0 million, an increase of $1.5 million from the original formula of 50% of $1.5 million. The loan is collateralized by all assets of the Company. The Amendment also limits the annual distribution to affiliates of the Company up to an aggregate amount of $4.0 million on a quarterly trailing basis. The Company incurred approximately $3,000 in fees and expenses related to the Amendment.

NOTE 10:                      FAIR VALUE MEASUREMENT

The carrying value of short term assets and liabilities in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted collateral deposits, trade receivables, unbilled receivables, inventories, prepaid and other assets, trade payables, accrued expenses, deferred revenues and other liabilities as of September 30, 2009 and December 31, 2008, approximate fair value because of the short maturity of these instruments. The carrying amounts of long term debt approximates the estimated fair values at September 30, 2009, based upon the Company’s ability to acquire similar debt at similar maturities.

NOTE 11:                      COMMON STOCK REPURCHASE PROGRAM

In February of 2009, the Company authorized, for a period of one year, the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of its common stock. Pursuant to this plan, the Company through September 30, 2009 had repurchased 421,306 shares of its common stock for $520,570 ($511,659 net of commissions), all of which was purchased after April 1, 2009. Shares repurchased are carried on the Company’s books as treasury stock. At September 30, 2009, the Company had remaining authorization for the repurchase of up to $488,341 in shares of its common stock. The repurchase program is subject to the discretion of the Company’s management.

NOTE 12:                      LOSS PER SHARE

On January 1, 2009 the Company adopted FASB ASC 260-45-28, Share-Based Payment Arrangements, which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share using the two class method. The Company has determined that the unvested restricted stock issued to our employees and directors are “participating securities” and as such, are included, net of estimated forfeitures, in the total shares used to calculate the Company’s basic and diluted loss per share. Due to this change, the reported loss per share for the three months ended September 30, 2008 remains $(0.00) per share and the nine months ended September 30, 2008 has been updated from $(0.24) per share to $(0.22) per share.

NOTE 13:                      SUBSEQUENT EVENTS

See Note 9 above.

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

Financings and Issuances of Warrants

During the third quarter of 2008 and pursuant to the terms of a Securities Purchase Agreement dated August 14, 2008, we issued and sold to a group of institutional investors 10% senior convertible notes in the aggregate principal amount of $5.0 million due August 15, 2011. These notes are convertible at any time prior to August 15, 2011 at a conversion price of $2.24 per share. As part of our analysis of the convertible debt and related warrants, we reviewed and followed the guidance of FASB ASC 718-10, ASC 815-40-15, ASC 470-20-30 and ASC 105-10-05.

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

In connection with the original accounting for these convertible notes, we recorded a deferred debt discount on the balance sheet of $412,000 in 2008. The beneficial conversion feature and the discount arising from fair value allocation of the warrants according to FASB ASC 470-20-25 is being amortized from the date of issuance to the stated redemption date – August 15, 2011.

On January 1, 2009 we adopted FASB ASC 815-40-15, “Determining Whether an Instrument is Indexed to an Entity’s Own Stock.” FASB ASC 815-40-15 requires us to re-evaluate the warrants issued with the convertible notes and to also re-evaluate the embedded conversion option and embedded put options within the notes to determine if the previous accounting for these items would change. Upon this re-evaluation, we were required to reclassify the warrants along with the value of the embedded conversion feature from equity to a derivative liability. The embedded put options remained classified as derivative liabilities. The Company again used the Black-Scholes valuation model to determine the value of the warrants, the value of the embedded conversion feature and the value of the embedded put options associated with the convertible notes as of January 1, 2009. In accordance with the guidance of FASB ASC 815-40-15, a cumulative adjustment increasing January 1, 2009 retained earnings by $1,287,000 was made in the first quarter to reflect this new accounting. We re-valued this amount in the third quarter of 2009 based on a revised valuation of the derivative liability. This resulted in a debt discount balance in the amount of approximately $260,000, which is included in Long Term Debt on the balance sheet, and a revised cumulative adjustment to retained earnings of $471,000.

On September 30, 2009, we revalued these warrants, their embedded conversion option and their embedded put options and recorded a reduction of approximately $5,000 in the third quarter as a credit to financial expense. The year to date financial expense associated with this transaction is approximately $474,000. The table below lists the variables used in the Black-Scholes calculation and the resulting values.

Variables	January 1, 2009	September 30, 2009
Stock price	$0.41	$1.86
Risk free interest rate	1.00%	1.45%
Volatility	81.40%	81.80%
Dividend yield	0.00%	0.00%
Contractual life	2.6 years	1.9 years

Values	January 1, 2009	September 30, 2009
Warrants	$29,171	$393,455
Conversion option	8,013	121,891
Puts	14,997	10,694
Total value	$52,181	$526,040

Change in value – charged to financial expense		$473,859

Principal payments are due on the convertible notes as follows:

Year	Amount
2009	$454,545
2010	1,818,180
2011	1,363,640
$3,636,365

Concurrent with the Securities Purchase Agreement dated August 14, 2008, we purchased a $2,500,000 Senior Subordinated Convertible Note from an unaffiliated company, DEI Services Corporation (“DEI”). This 10% Senior Subordinated Convertible Note (the “DEI Note”) is due December 31, 2009. The DEI Note is convertible at maturity at our option into such number of shares of DEI’s common stock, no par value per share, as shall be equal at the time of conversion to twelve percent (12%) of DEI’s outstanding common stock.

Interest on the outstanding principal amount of the DEI Note commenced accruing on the issuance date and is payable quarterly, in arrears. We will discontinue accruing interest on the DEI Note due to the provision on the DEI Note recorded this quarter. The remaining interest payment is due on November 15 of this year with the final payment due on December 31, 2009. Interest on the DEI Note will be recognized as a reduction of financial expenses and will be shown on an accrual basis. Related fees and costs will be recorded as general and administrative expense.

See also “Recent Developments,” below.

We incurred non-cash expenses related to our financings in the amount of $686,000 (as discussed above) during the first nine months of 2009.

Restricted Shares and Options

In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” we incurred, for the nine months ended September 30, 2009 and 2008, compensation expense related to stock options and restricted shares of approximately $549,000 and $853,000, respectively, of which $27,000 and $52,000, respectively, was for stock options and $522,000 and $801,000, respectively, was for restricted shares.

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

Overview of Operating Performance and Backlog

Overall, our net loss before earnings from affiliated company and tax expenses for the nine months ended September 30, 2009 was $1.8 million on revenues of $53.7 million, compared to a net loss of $2.3 million on revenues of $45.1 million during the nine months ended September 30, 2008. Our overall backlog as of the filing date totaled $52.4 million.

In our Training and Simulation Division, revenues increased from approximately $23.1 million in the first nine months of 2008 to $29.0 million in the first nine months of 2009. As of September 30, 2009, our backlog for our Training and Simulation Division totaled $27.6 million.

In our Armor Division, revenues decreased from $12.3 million during the first nine months of 2008 to $11.9 million during the first nine months of 2009. As of September 30, 2009, our backlog for our Armor Division totaled $12.7 million.

In our Battery and Power Systems Division, revenues increased from approximately $9.7 million in the first nine months of 2008 to approximately $12.7 million in the first nine months of 2009. As of September 30, 2009, our backlog for our Battery and Power Systems Division totaled $12.1 million.

Common Stock Repurchase Program

In February of 2009, we authorized, for a period of one year, the repurchase in the open market or in privately negotiated transactions of up to $1 million of our common stock. Pursuant to this plan, through September 30, 2009 we have repurchased 421,306 shares of our common stock for $520,570 ($511,659 net of commissions), all of which was purchased after April 1, 2009. Shares repurchased are carried on our books as treasury stock. At September 30, 2009, we had remaining authorization for the repurchase of up to $488,341 in shares of our common stock. The repurchase program is subject to the discretion of our management.

Recent Developments

DEI Note

In the third quarter of 2009 DEI repaid a portion of their internal shareholder loans, which was a violation of the DEI Note covenants with us. Because of this, we agreed in October of 2009 to amend the DEI Note to provide that the interest rate on the DEI Note would be increased to 15% and would be payable through the payment date. In the event that the DEI Note is not paid in full at maturity, the DEI Note will be convertible into a minimum of 20% of DEI’s then outstanding common stock, or more under certain circumstances.

In November of 2009 DEI brought in a new investor that was prepared to provide DEI with additional working capital, but only if we agreed to step aside and accept a $500,000 discount on the DEI Note and waive our associated rights of first refusal and conversion. In view of the possibility that DEI would seek an extension of the DEI Note, we decided to enable DEI to bring in the new investor and thereby be able to pay the DEI Note on time, albeit at a discount. We accordingly wrote down the value of the DEI Note by $500,000, to $2.0 million and charged the associated expense to other income (expense) on the statement of operations. If the new investor’s investment does not close, we would retain all our rights under the DEI Note, including our right to be paid the full amount of the DEI Note and its conversion option and right of first refusal.

FAAC Simulator Award

On November 11, 2009, FAAC Incorporated, part of the Arotech Training and Simulation Division, received an award valued at $10.3 million to supply law enforcement simulators to the California Commission on Peace Officer Standards and Training. FAAC will provide high-fidelity driving simulators to be installed at twenty-four training centers across the state, including seven mobile training trailers. This award has been included in the stated backlog for the division.

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

Results of Operations

Three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Revenues. Revenues for the three months ended September 30, 2009 totaled $17.5 million, compared to $19.2 million in the comparable period in 2008, a decrease of $1.7 million, or 8.7%. In the third quarter of 2009, revenues were $7.7 million for the Training and Simulation Division (compared to $8.4 million in the third quarter of 2008, a decrease of $634,000, or 7.6%, due primarily to the timing of simulator contracts that led to the record first half for this division); $5.5 million for the Armor Division (compared to $6.5 million in the third quarter of 2008, a decrease of $1.0 million, or 15.5%, due primarily to decreased revenues as a result of a delay in a customer’s processing of the contracts for new orders of armored vehicles); and $4.4 million for the Battery and Power Systems Division (compared to $4.4 million in the third quarter of 2008).

Cost of revenues. Cost of revenues totaled $12.7 million during the third quarter of 2009, compared to $13.5 million in the third quarter of 2008, a decrease of $786,000, or 5.8%, due primarily to decreased sales in the Training and Simulation Division along with the Armor division.

Direct expenses were $6.7 million for the Training and Simulation Division (compared to $6.8 million in the third quarter of 2008, a decrease of $39,000, or 0.6%, due primarily to decreased revenues at FAAC partially offset by the product mix and increased materials costs); $5.0 million for the Armor Division (compared to $5.7 million in the third quarter of 2008, a decrease of $732,000, or 12.8%, due primarily to decreased production of armored vehicles); and $4.3 million for the Battery and Power Systems Division (compared to $4.1 million in the third quarter of 2008, an increase of $220,000, or 5.4%, due primarily to increased material and labor cost).

Amortization of intangible assets. Amortization of intangible assets totaled $358,000 in the third quarter of 2009, compared to $377,000 in the third quarter of 2008, a decrease of 19,000, or 5.0%, due primarily to intangible assets in our Training and Simulation Division that are now fully amortized.

Research and development expenses. Research and development expenses for the third quarter of 2009 were $578,000, compared to $399,000 during the third quarter of 2008, an increase of $179,000, or 44.9%.This increase was primarily attributable to increased expenses in our Armor Division for new product development, including our new Tiger platform.

Selling and marketing expenses. Selling and marketing expenses for the third quarter of 2009 were $1.2 million, compared to $1.0 million in the third quarter of 2008, an increase of $214,000, or 21.4%. This increase was primarily attributable to increases sales and marketing activity in our Training and Simulation Division.

General and administrative expenses. General and administrative expenses for the third quarter of 2009 were $3.1 million, compared to $3.2 million in the third quarter of 2008, a de-

crease of $68,000, or 2.1%. This decrease was primarily attributable to a one-time legal expense in our Armor Division in 2008 that did not recur in 2009.

Financial expense, net. Financial expenses totaled $60,000 in the third quarter of 2009, compared to $289,000 in the third quarter of 2008, a decrease of $229,000, or 79.3%. The difference was due primarily to expenses incurred in 2008 relating to our debt discount and currency fluctuations that were not repeated in 2009.

Income taxes. We and certain of our subsidiaries incurred net operating losses during the three months ended September 30, 2009 and accordingly, no provision for income taxes was recorded in this quarter. With respect to some of our subsidiaries that operated at a net profit during 2009, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $254,000 in tax expense in the third quarter of 2009, compared to $375,000 in tax expense in the third quarter of 2008, a decrease of $121,000, or 32.3%, mainly concerning state and local taxes along with the required adjustment of taxes due to the deduction of goodwill for U.S. federal taxes, which totaled $140,000 in the third quarter of 2009.

Net loss. Due to the factors cited above, we went from a net loss of $44,000 in the third quarter of 2008 to a net loss of $1.2 million in the third quarter of 2009, a difference of $1.2 million, or 2,673.7%.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Revenues. Revenues for the nine months ended September 30, 2009 totaled $53.7 million, compared to $45.1 million in the comparable period in 2008, an increase of $8.6 million, or 19.1%. In the first nine months of 2009, revenues were $29.0 million for the Training and Simulation Division (compared to $23.1 million in the first nine months of 2008, an increase of $5.9 million, or 25.8%, due primarily to increased sales of military vehicle simulators); $11.9 million for the Armor Division (compared to $12.3 million in the first nine months of 2008, a decrease of $378,000, or 3.1%, due primarily to decreased revenues as a result of a delay in a customer’s processing of the contracts for new orders of armored vehicles); and $12.7 million for the Battery and Power Systems Division (compared to $9.7 million in the first nine months of 2008, an increase of $3.0 million, or 31.2%, due primarily to increased sales of our battery products at Epsilor and EFL).

Cost of revenues. Cost of revenues totaled $39.3 million during the first nine months of 2009, compared to $33.3 million in the first nine months of 2008, an increase of $6.0 million, or 18.2%, due primarily to increased sales in our Training and Simulation Division and Battery and Power Systems Division offset by decreased volume in our Armor Division.

Direct expenses were $24.6 million for the Training and Simulation Division (compared to $19.0 million in the first nine months of 2008, an increase of $5.6 million, or 29.3%, due primarily to increased revenues in Training and Simulation Division partially offset by increased materials costs); $12.0 million for the Armor Division (compared to $13.1 million in the first nine months of 2008, a decrease of $1.1 million, or 8.2%, due primarily to decreased production of armored vehicles in the first quarter along with decreased labor and material costs); and $12.0 million for the Battery and Power Systems Division (compared to $9.9 million in the first nine months of 2008, an increase of $2.1 million, or 20.7%, due primarily to increased materials and labor associated with increased revenues at Epsilor and EFL offset by a reduction in raw material prices).

Amortization of intangible assets. Amortization of intangible assets totaled $1.1 million in the first nine months of 2009, compared to $1.4 million in the first nine months of 2008, a decrease of $257,000, or 18.9%, due primarily to intangible assets in our Training and Simulation Division that are now fully amortized.

Research and development expenses. Research and development expenses for the first nine months of 2009 were $1.3 million, compared to $1.2 million during the first nine months of 2008, an increase of $82,000, or 6.6%. This increase was primarily attributable to increased expenses in our Armor Division for new product development, including our new Tiger platform.

Selling and marketing expenses. Selling and marketing expenses for the first nine months of 2009 were $3.5 million, compared to $3.3 million in the first nine months of 2008, an increase of $245,000, or 7.4%. This increase was primarily attributable to the increase in revenues and their associated sales and marketing expenses.

General and administrative expenses. General and administrative expenses for the first nine months of 2009 were $8.7 million, compared to $10.0 million in the first nine months of 2008, a decrease of $1.3 million, or 13.4%. This decrease was primarily attributable to a reduction in stock compensation and other corporate expenses along with the expenses recorded in 2008 for the minority interest buyout in the amount of $339,000. The decrease was partially offset by an increase in expenses in the Training and Simulation Division.

Escrow adjustment – credit. An escrow adjustment – credit of $1.4 million in the first nine months of 2008 represents the first quarter 2008 final adjustment to operating expenses resulting from the completion of the escrow arbitration. This was a contingent earnout obligation that was identified by us when AoA was purchased and there will be no further adjustments to this amount.

Financial expense, net. Financial expenses totaled $1.2 million in the first nine months of 2009, compared to $342,000 in the first nine months of 2008, an increase of $818,000, or 239.4%. The difference was due primarily to expenses relating to our debt discount of $211,000, and $474,000 for the mark-to-market adjustment related to our convertible debt.

Income taxes. We and certain of our subsidiaries incurred net operating losses during the nine months ended September 30, 2009 and accordingly, no provision for income taxes was recorded in this quarter. With respect to some of our subsidiaries that operated at a net profit during 2009, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $722,000 in tax expense in the first nine months of 2009, compared to $387,000 in tax expense in the first nine months of 2008, an increase of $336,000, or 86.8%, mainly concerning state and local taxes along with the required adjustment of taxes due to the deduction of goodwill for U.S. federal taxes, which totaled $420,000 in the first nine months of 2009.

Net loss. Due to the factors cited above, net loss decreased from $3.0 million in the first nine months of 2008 to $2.6 million in the first nine months of 2009, a decrease of $399,000, or 13.5%.

Liquidity and Capital Resources

As of September 30, 2009, we had $2.8 million in cash, $310,000 in restricted collateral securities and restricted held-to-maturity securities due within one year, and $51,000 in available-for-sale marketable securities, as compared to December 31, 2008, when we had $4.3 million in cash, $382,000 in restricted collateral securities and $49,000 in available-for-sale marketable securities.

We used available funds in the nine months ended September 30, 2009 primarily for sales and marketing, continued research and development expenditures, and other working capital needs. We purchased approximately $400,000 of fixed assets during the nine months ended September 30, 2009 and also received a fixed asset grant in the first quarter of approximately $40,000 that was credited to fixed assets at the then-current exchange rate. Our net fixed assets amounted to $4.5 million at quarter end.

Net cash provided by (used in) operating activities from continuing operations for the nine months ended September 30, 2009 and 2008 was $3.3 million and $(3.2) million, respectively, an increase of $6.5 million. This increase in cash provided was primarily the result of changes in working capital.

Net cash used in investing activities for the nine months ended September 30, 2009 and 2008 was $348,000 and $1.9 million, a decrease of $1.5 million. This change was primarily the result of the acquisition activities, convertible loan and the escrow settlement that took place in 2008.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2009 and 2008 was $(4.5) million and $3.1 million, respectively, an increase of $7.6 million, primarily due to the $5.0 million note purchased in 2008, the $2.7 million decrease in short term debt and the $1.3 reduction of long term debt.

As of September 30, 2009, we had approximately $1.0 million in bank debt and $4.5 million in long-term debt outstanding. This is in comparison to $3.6 million in bank debt and $5.7 million in long-term debt outstanding as of December 31, 2008.

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

Additionally, on May 6, 2009 a purported shareholders derivative complaint (the “Derivative Complaint”) was filed in the United States District Court for the Eastern District of New York against us and certain of our officers and directors. The Derivative Complaint is based on the same facts as the class action litigation currently pending against us in the same district, and primarily relates to our acquisition of Armour of America in 2005 and certain public statements made by us with respect to our business and prospects during the Period. The Derivative Complaint seeks an unspecified amount of damages.

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

In February of 2009, we authorized, for a period of one year, the repurchase in the open market or in privately negotiated transactions of up to $1 million of our common stock. Through June 30, 2009, we repurchased 260,738 shares for a total of $253,103. The following table shows information relating to the repurchase of our common stock during the three months ended September 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
July 1, 2009 through July 31, 2009	63,439	$1.55	63,439	$649,917
August 1, 2009 through August 31, 2009	57,315	$1.61	57,315	$558,606
September 1, 2009 through September 30, 2009	39,814	$1.78	39,814	$488,341
TOTAL THIS QUARTER	160,568		160,568

(1)Average price paid per share includes commissions and is rounded to the nearest two decimal places.

The repurchase program is subject to management’s discretion.

ITEM 6.                 EXHIBITS.

The following documents are filed as exhibits to this report:

Exhibit Number	Description
10.1	Amendment of 10% Senior Subordinated Convertible Note of DEI Services Corporation dated October 1, 2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 12, 2009

AROTECH CORPORATION

By:	/s/ Robert S. Ehrlich
	Name:	Robert S. Ehrlich
	Title:	Chairman and CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Vice President – Finance and CFO
(Principal Financial Officer)