Form 10-K
period 2009-12-31
AROTECH CORP
filed 2010-03-31
CIK 916529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED   DECEMBER 31, 2009 .

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $20,274,426 (based on the last sale price of such stock on such date as reported by The Nasdaq Global Market and assuming, for the purpose of this calculation only, that all of the registrant’s directors and executive officers are affiliates).

 (Applicable only to corporate registrants)  Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  14,429,159 as of 3/15/2010

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

●
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

●	We utilize sophisticated lightweight materials and advanced engineering processes to armor vehicles and to manufacture personal and aviation armor through our Armor Division:

•
We use state-of-the-art lightweight armoring materials, special ballistic glass and advanced engineering processes to fully armor military vehicles and civilian SUV’s, buses and vans, through our subsidiaries MDT Protective Industries, Ltd., located in Lod, Israel (“MDT”), and MDT Armor Corporation, located in Auburn, Alabama (“MDT Armor”); and

•	Through MDT Armor, we provide ballistic armor kits for rotary and fixed wing aircraft under the trade name Armour of America (“AoA”).

●	We manufacture and sell lithium and Zinc-Air batteries for defense and security products and other military applications through our Battery and Power Systems Division:

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

Background

We were incorporated in Delaware in 1990 under the name “Electric Fuel Corporation,” and we changed our name to “Arotech Corporation” on September 17, 2003. Unless the context requires otherwise, all references to us refer collectively to Arotech Corporation and Arotech’s wholly-owned Israeli subsidiaries, EFL, Epsilor and MDT; and Arotech’s wholly-owned United States subsidiaries, EFB, FAAC and MDT Armor. Additionally, we operate under the trade names of IES Interactive (IES), Realtime Technologies, Inc, (RTI) and Armour of America (AoA).

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

The offices and facilities of three of our principal subsidiaries, EFL, MDT and Epsilor, are located in Israel (in Beit Shemesh, Lod and Dimona, respectively, all of which are within Israel’s pre-1967 borders). Most of the members of our senior management work extensively out of EFL’s facilities; our financial operations are conducted primarily from our principal executive offices in Ann Arbor. FAAC’s home offices and facilities are located in Ann Arbor, Michigan and in Royal Oak, Michigan. The facilities of EFB and MDT Armor are located in Auburn, Alabama.

Training and Simulation Division

We develop, manufacture and market advanced high-tech multimedia and interactive digital solutions for use-of-force training and driver training of military, law enforcement, security and other personnel through our Training and Simulation Division, the largest of our three divisions. During 2009 and 2008, revenues from our Training and Simulation Division were approximately $39.2 million and $36.0 million, respectively.

The Training and Simulation Division concentrates on three different product areas:

●	Our Vehicle Simulation group provides high fidelity vehicle simulators for use in operator training and is marketed under our FAAC and Realtime Technologies nameplates;

●	Our Military Operations group provides weapon simulations used to train military pilots in the effective use of air launched weapons and is also marketed under our FAAC nameplate; and

●	Our Use of Force group provides training products focused on the proper employment of hand carried weapons and is marketed under our IES Interactive Training nameplate.

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

Our Vehicle Simulation group focuses on the development and delivery of complete driving simulations for a wide range of vehicle types – such as trucks, automobiles, subway trains, buses, fire trucks, police cars, ambulances, airport ground vehicles, and military vehicles. In 2009, our Vehicle Simulations group accounted for approximately 71% of our Training and Simulation Division’s revenues.

We believe that we have held a dominant market share in U.S. military wheeled vehicle operator driver training simulators since 1999 and that we are currently one of three significant participants in the U.S. municipal wheeled vehicle simulators market.

In January of 2008 we added Realtime Technologies Incorporated to our Vehicle Simulation group. RTI specializes in multi-body vehicle dynamics modeling and graphical simulation solutions. RTI offers simulation software applications, consulting services, and custom software and hardware development services primarily for use by the automobile industry and universities engaged in the study of vehicle performance or operator/vehicle interactions. We merged RTI into FAAC in January 2010.

Military Operations

In the area of Military Operations, we believe we are a premier developer of validated, high fidelity analytical models and simulations of tactical air and land warfare systems for all branches of the Department of Defense and its related industrial contractors. Our simulations are found in systems ranging from instrumented air combat and maneuver training ranges (such as Top Gun), full task training devices such as the F-18 Weapon Tactics Trainer, and in the on-board computer of many fighter jet aircraft. We supply on-board software to support weapon launch decisions for the F-15, F-16, F-18, and Joint Strike Fighter (JSF) fighter aircraft. In 2009, our Military Operations group accounted for 16% of our Training and Simulation Division’s revenues.

Use-of-Force

We are a leading provider of interactive, multimedia, fully digital training simulators for law enforcement, security, military and similar applications. With a large customer base spread over twenty countries around the world, we are a leader in the supply of simulation training products to law enforcement, governmental, and commercial clients. We conduct our interactive training activities and market our interactive training products, such as the MILO (Multiple Interactive Learning/training Objectives) System, the A2Z Classroom Trainer (a state-of-the-art Computer Based Training (CBT) system that allows students to interact with realistic interactive scenarios projected life-size in the classroom), and the Range FDU (firearm diagnostics unit), using our IES Interactive Training nameplate. In 2009, our Use of Force group accounted for 13% of our Training and Simulation Division’s revenues.

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

Armor Division

We armor vehicles and manufacture aviation and other armor through our Armor Division. During 2009 and 2008, revenues from our Armor Division were approximately $17.5 million and $17.7 million, respectively.

Introduction

We specialize in armoring vehicles and manufacturing armor kits for aircraft and vessels by using state-of-the-art lightweight ballistic materials, special ballistic glass and advanced engineering processes. We fully armor military vehicles and civilian SUVs, buses and vans. Through MDT Armor, we also provide ballistic armor kits for rotary and fixed wing aircraft under the trade name Armour of America.

We operate through two business units: MDT Protective Industries Ltd., located in Lod, Israel and MDT Armor Corporation, located in Auburn, Alabama.

We are a leading supplier to the Israeli military, Israeli Special Forces and special services. We provide products to the U.S. Army, and to military and defense and paramilitary customers worldwide. We are also actively exploring marketing armor products in India, through Concord Safety Solutions Pvt. Ltd., an Indian company that we own in equal thirds with an Indian vehicle company and an Indian armoring company.

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

During 2009, we received over $12.0 million in orders from the Israel Defense Forces for the U.S.-built David, a patrol, combat command and reconnaissance armored vehicle that is specifically designed as an urban combat vehicle. We also introduced the Tiger, a new cost-effective, highly-armored light protected all-terrain vehicle.

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

In military and police armored vehicles, our competitors include Plasan Sasa, BAE Systems, Oshkosh, International Navistar, Jankel Armouring Limited, General Dynamics Land Systems, and Lenco Industries Inc.

We believe the key factor in our competing successfully in this field will be our ability to penetrate new military and paramilitary markets outside of Israel, particularly those operating in Iraq and Afghanistan.

Battery and Power Systems Division

We manufacture and sell lithium and Zinc-Air batteries for defense and security products and other military applications through our Battery and Power Systems Division. During 2009 and 2008, revenues from our Battery and Power Systems Division were approximately $17.8 million and $15.2 million, respectively.

Lithium Batteries and Charging Systems for the Military

Introduction

We sell lithium batteries and charging systems to the military through our subsidiary Epsilor Electronic Industries, Ltd., an Israeli corporation established in 1985.

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

Competition

The main competitors for our lithium-ion battery products are Bren-tronics Inc. in the United States, which controls much of the U.S. rechargeable market, ABSL Power Solutions Limited (a wholly owned subsidiary of CIP Industries Incorporated LLP) in the United Kingdom, which has the majority of the English military market, and Ultralife Batteries, Inc. in the United States. On the primary end of the market there are a host of players who include the cell manufacturers themselves, including Saft S.A. and Ultralife Batteries, Inc.

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

Customers

The principal customers for our Zinc-Air batteries during 2009 were the U.S. Army’s Communications-Electronics Command (CECOM) and the Defense Logistics Agency (DLA). In addition, we continue to further penetrate Special Forces and other specific U.S. military units with direct sales.

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

Backlog

We generally sell our products under standard purchase orders. Orders constituting our backlog are subject to changes in delivery schedules and are typically cancelable by our customers until a specified time prior to the scheduled delivery date. Accordingly, our backlog is not necessarily an accurate indication of future sales. As of December 31, 2009 and 2008, our backlog for the following year was approximately $55.5 million and $36.6 million, respectively, divided among our divisions as follows:

Division	2009	2008
Training and Simulation Division	$31,245,000	$16,503,000
Armor Division	10,468,000	7,874,000
Battery and Power Systems Division	13,802,000	12,226,000
TOTAL:	$55,515,000	$36,603,000

Major Customers

During 2009 and 2008, including all of our divisions, various branches of the United States military accounted for approximately 50% and 54% of our revenues. See “Item 1A. Risk Factors – Risks Related to Government Contracts,” below.

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

Research and Development

During the years ended December 31, 2009 and 2008, our gross research and product development expenditures were approximately $1.3 million and $1.7 million, respectively.

Employees

As of December 31, 2009, we had approximately 470 full-time employees worldwide. Our success will depend in large part on our ability to attract and retain skilled and experienced employees.

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

We were incorporated in 1990 and began our operations in 1991. We have funded our operations principally from funds raised in each of the initial public offering of our common stock in February 1994; through subsequent public and private offerings of our common stock and equity and debt securities convertible or exercisable into shares of our common stock; research contracts and supply contracts; funds received under research and development grants from the Government of Israel; and sales of products that we and our subsidiaries manufacture. We have incurred significant net losses since our inception. Additionally, as of December 31, 2009, we had an accumulated deficit of approximately $169.8 million. In an effort to reduce operating expenses and maximize available resources, we have consolidated certain of our subsidiaries, shifted personnel and reassigned responsibilities. We have also taken a variety of other measures to limit spending and will continue to assess our internal processes to seek additional cost-structure improvements. Although we believe that such steps will help to reduce our operating expenses and maximize our available resources, there can be no assurance that we will ever be able to achieve or maintain profitability consistently or that our business will continue to exist.

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

Our bank and certificated indebtedness (short and long term) totaled approximately $7.2 million as of December 31, 2009 (not including trade payables, other account payables, seller-financed mortgages, capital leases, and accrued severance pay), of which $3.2 million is subordinated convertible notes and $4.1 million is bank working capital lines of credit. In addition, we may incur additional indebtedness in the future. Accordingly, we are subject to the risks associated with significant indebtedness, including:

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

The agreements governing the terms of our notes that mature between 2010 and 2011 contain numerous affirmative and negative covenants, as well as cross-acceleration and cross-default provisions that make any default under our other loan agreements a default under our notes, that limit the discretion of our management with respect to certain business matters and place restrictions on us, including obligations on our part to preserve and maintain our assets and restrictions on our ability to incur or guarantee debt, to merge with or sell our assets to another company, and to make significant capital expenditures without the consent of the note holders. Our ability to comply with these and other provisions of such agreements may be affected by changes in economic or business conditions or other events beyond our control.

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

Principal payments of $454,545 were made in each of February, May, August and November 2009 (most of the November payment by means of exercise of the conversion option on the part of one note holder) and February 2010, and are due on May 14, 2010, August 13, 2010, November 15, 2010, February 15, 2011, May 13, 2011 and August 15, 2011, either in cash or by requiring the holder to convert the principal payment into shares of our common stock. In the event we elect to make payments of principal on our convertible notes in stock by requiring the holders to convert a portion of their Notes, either because our cash position at the time makes it necessary or we otherwise deem it advisable, the price used to determine the number of shares to be issued on conversion will be calculated using an 8% discount to the average trading price of our common stock during 17 of the 20 consecutive trading days ending two days before the payment date. Accordingly, the lower the market price of our common stock at the time at which we make payments of principal in stock, the greater the number of shares we will be obliged to issue and the greater the dilution to our existing stockholders.

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

In August 2008, we purchased a $2.5 million 10% Senior Subordinated Convertible Note from an unaffiliated company due December 31, 2009. In the third quarter of 2009, we wrote down the value of this note by $500,000, to $2.0 million. The issuer has been paying interest as required under the terms of the note, but did not pay the principal amount when due. If the payments are not made in a timely manner, this may impact our cash position and financial results.

Our earnings may decline if we write off additional goodwill and other intangible assets.

As of December 31, 2009, we had recorded goodwill of $32.3 million and any future impairment of goodwill or other intangible assets may have a significant impact on earnings. On January 1, 2002, we adopted Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 350-10. FASB ASC 350-10 requires goodwill to be tested for impairment on adoption of the Statement, at least annually thereafter, and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value of our reportable units with their carrying value. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units. We performed the required annual impairment test of goodwill, based on our projections and using expected future discounted operating cash flows.

We completed our annual goodwill impairment review using the financial results as of the quarter ended June 30, 2009. Although the cumulative book value of our reporting units exceeded our market value as of the impairment review, management nevertheless determined that the fair value of the respective reporting units exceeded their respective carrying values, and therefore, there would be no impairment charges relating to goodwill. Several factors contributed to this determination:

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

We are highly dependent on the president of our FAAC subsidiary and the general managers of our MDT and Epsilor subsidiaries, and the loss of the services of one or more of these persons could adversely affect us. We are especially dependent on the services of our Chairman and Chief Executive Officer, Robert S. Ehrlich, and our President and Chief Operating Officer, Steven Esses. The loss of either Mr. Ehrlich or Mr. Esses could have a material adverse effect on us. We are party to an employment agreement with Mr. Ehrlich, which agreement expires at the end of 2011, and an employment agreement with Mr. Esses, which agreement expires at the end of 2010. We do not have key-man life insurance on either Mr. Ehrlich or Mr. Esses.

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

During 2009, we operated at a loss but had positive net cash provided by operating activities. However, the recent disruption in credit markets, may impact demand for our products and services, as well as our ability to manage normal relationships with our customers, suppliers and creditors. Tighter credit markets could result in supplier or customer disruptions.

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

A significant portion of our sales are made to customers located outside the U.S., primarily in Europe and Asia. In 2009 and 2008, 26% and 28%, respectively, of our revenues, were derived from sales to customers located outside the U.S. We expect that our international customers will continue to account for a substantial portion of our revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, foreign taxes, longer payment cycles and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect our sales to international customers. See also “Israel-Related Risks,” below.

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

One of the continued listing standards for our stock on the Nasdaq Stock Market (both the Nasdaq Global Market, on which our stock is currently listed, and the Nasdaq Capital Market) is the maintenance of a $1.00 bid price. (This rule was temporarily suspended in 2009.) If our bid price were to decrease and remain below $1.00 for 30 consecutive business days, Nasdaq could notify us of our failure to meet the continued listing standards, after which we would have 180 calendar days to correct such failure or be delisted from the Nasdaq Global Market. Although we would have the opportunity to appeal any potential delisting, there can be no assurances that this appeal would be resolved favorably. As a result, there can be no assurance that our common stock will remain listed on the Nasdaq Global Market. If our common stock were to be delisted from the Nasdaq Global Market, we might apply to be listed on the Nasdaq Capital Market if we then met the initial listing standards of the Nasdaq Capital Market (other than the $1.00 minimum bid standard). If we were to move to the Nasdaq Capital Market, current Nasdaq regulations would give us the opportunity to obtain an additional 180-day grace period if we meet certain net income, stockholders’ equity or market capitalization criteria; if at the end of that period we had not yet achieved compliance with the minimum bid price rule, we would be subject to delisting from the Nasdaq Capital Market. Although we would have the opportunity to appeal any potential delisting, there can be no assurances that this appeal would be resolved favorably. In addition, we may be unable to satisfy the other continued listing requirements. As a result, there can be no assurance that our common stock will remain listed on the Nasdaq Stock Market.

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

We are organized under the laws of the State of Delaware and will be subject to service of process in the United States. However, approximately 32% of our assets are located outside the United States. In addition, two of our directors and most of our executive officers are residents of Israel and a portion of the assets of such directors and executive officers are located outside the United States.

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

Although a substantial majority of our revenues and a substantial portion of our expenses are denominated in U.S. dollars, a portion of our costs, including personnel and facilities-related expenses, is incurred in New Israeli Shekels (NIS). Inflation in Israel will have the effect of increasing the dollar cost of our operations in Israel, unless it is offset on a timely basis by a devaluation of the NIS relative to the dollar. In 2009, the inflation adjusted NIS appreciated against the dollar.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our primary executive offices are located in FAAC’s offices, consisting of approximately 17,300 square feet of office and warehouse space in Ann Arbor, Michigan, pursuant to a lease expiring in January 2013. FAAC has also leased 17,200 square feet of office and warehouse space adjacent to our main offices pursuant to a lease beginning in June 2006 and expiring in April 2018. Additionally, FAAC is leasing approximately 6,600 square feet in a third building, pursuant to a lease ending in 2010. FAAC also leases approximately 3,900 square feet in Royal Oak, Michigan pursuant to a lease terminating at the end of April 2011.

EFB operates out of our leased Auburn, Alabama facilities, constituting approximately 30,000 square feet, which is leased from the City of Auburn through January, 2011. Additionally, we have purchased 16,700 square feet of space used by MDT Armor in Auburn for approximately $1.1 million pursuant to a seller-financed secured purchase money mortgage. Half the mortgage is payable over ten years in equal monthly installments through 2017 based on a 20-year amortization of the full principal amount, and the remaining half is payable at the end of the ten years in a balloon payment.

Our management and administrative facilities and research, development and production facilities for the manufacture and assembly of our Survivor Locator Lights, constituting approximately 18,300 square feet, are located in Beit Shemesh, Israel, located between Jerusalem and Tel-Aviv (within Israel’s pre-1967 borders). The lease for these facilities in Israel expires on December 31, 2017; we have the ability to terminate the lease upon three months’ written notice at the end of November 2013. Most of the members of our senior management, including our Chief Executive Officer and our Chief Operating Officer, work extensively out of our Beit Shemesh facility. Our Chief Financial Officer works out of our Ann Arbor, Michigan facility.

Our Epsilor subsidiary rents approximately 19,000 square feet of factory, office and warehouse space in Dimona, Israel, in Israel’s Negev desert (within Israel’s pre-1967 borders), on a month-to-month basis and our MDT subsidiary rents approximately 20,000 square feet of office space in Lod, Israel, near Ben-Gurion International airport (within Israel’s pre-1967 borders) pursuant to a lease renewable on an annual basis.

We believe that our existing and currently planned facilities are adequate to meet our current and foreseeable future needs.

ITEM 3.	LEGAL PROCEEDINGS

As of the date of this filing, there were no material pending legal proceedings against us, except as follows:

NAVAIR Litigation

In December 2004, AoA filed an action in the United States Court of Federal Claims against the United States Naval Air Systems Command (NAVAIR), seeking approximately $2.2 million in damages for NAVAIR’s alleged improper termination of a contract for the design, test and manufacture of a lightweight armor replacement system for the United States Marine Corps CH-46E rotor helicopter. NAVAIR, in its answer, counterclaimed for approximately $2.1 million in alleged reprocurement and administrative costs (subsequently revised to approximately $1.5 million). Trial in this matter has concluded and closing briefs and certain supplemental briefs have been filed, but no decision has yet been rendered.

Based on the trial results and subsequent inquiries, we, after consultation with our litigation counsel handling this case and with an outside firm with particular expertise in government contract litigation, formed a conclusion that it would be appropriate and prudent to take a allowance against an adverse decision in this case, in the amount of one-half of the amount of NAVAIR’s counterclaim.   Based on the legal advice received by management, the Company deemed a loss of $750,000 in this case to be a probable outcome as determined under GAAP and recorded the related change as part of Allowances for Settlements.

Class Action Litigation

In May 2007, two purported class action complaints (the “Class Action Complaint”) were filed in the United States District Court for the Eastern District of New York against us and certain of our officers and directors. These two cases were consolidated in June 2007. The Class Action Complaint seeks class status on behalf of all persons who purchased our securities between November 9, 2004 and November 14, 2005 (the “Period”) and alleges violations by us and certain of our officers and directors of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, primarily related to our acquisition of Armour of America in 2005 and certain public statements made by us with respect to our business and prospects during the Period. The Class Action Complaint also alleges that we did not have adequate systems of internal operational or financial controls, and that our financial statements and reports were not prepared in accordance with GAAP and SEC rules. The Class Action Complaint seeks an unspecified amount of damages.

In January 2010, we reached an agreement with lead plaintiffs to settle the Class Action Complaint. Under the terms of the proposed settlement, the lawsuit will be dismissed with prejudice, and we and all our current and former officers and directors named in the complaint will receive a full and complete release of all claims asserted against them in the litigation, as well as any related claims that could have been asserted. The claims will be settled for $2.9 million. The monetary payment for this settlement will be funded entirely from insurance proceeds. The agreement is subject to court approval.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market. Our Nasdaq ticker symbol is “ARTX.” The following table sets forth, for the periods indicated, the range of high and low closing sales prices of our common stock on the Nasdaq Global Market System:

Year Ended December 31, 2009	High	Low
Fourth Quarter	$2.35	$1.30
Third Quarter	$2.00	$1.25
Second Quarter	$2.17	$0.67
First Quarter	$0.83	$0.37

Year Ended December 31, 2008	High	Low
Fourth Quarter	$1.13	$0.39
Third Quarter	$2.07	$1.02
Second Quarter	$2.70	$2.00
First Quarter	$2.73	$1.66

As of February 28, 2010 we had approximately 234 holders of record of our common stock.

Share Repurchase Program

In February of 2009, we authorized, for a period of one year, the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of our common stock. Through September 30, 2009, we repurchased 421,306 shares for a total of $511,659. The following table shows information relating to the repurchase of our common stock during the three months ended December 31, 2009; through such date, 447,358 shares had been purchased for a total cost of $563,556:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased	Maximum Approximate Dollar Value of Shares that May Yet be Purchased
October 1, 2009 through October 31, 2009	0	$–	0	$488,341
November 1, 2009 through November 30, 2009	15,000	$1.67	15,000	$463,262
December 1, 2009 through December 31, 2009	11,052	$1.57	11,052	$445,901
TOTAL THIS QUARTER	26,052		26,052

(1) Average price paid per share includes commissions and is rounded to the nearest two decimal places.

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

●
we develop, manufacture and market advanced high-tech multimedia and interactive digital solutions for use-of-force and driving training of military, law enforcement, security and other personnel (our Training and Simulation Division);

●	we provide aviation armor kits and we utilize sophisticated lightweight materials and advanced engineering processes to armor vehicles (our Armoring Division); and

●
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

A portion of our revenue is derived from license agreements that entail the customization of FAAC’s simulators to the customer’s specific requirements. Revenues from initial license fees for such arrangements are recognized in accordance with FASB ASC 605-35 based on the percentage of completion method over the period from signing of the license through to customer acceptance, as such simulators require significant modification or customization that takes time to complete. The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared with the total estimated project requirement, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management.

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

We account for our other revenues from IES simulators in accordance with the provisions of FASB ASC 985-605. We exercise judgment and use estimates in connection with the determination of the amount of software license and services revenues to be recognized in each accounting period.

We assess whether collection is probable at the time of the transaction based on a number of factors, including the customer’s past transaction history and credit worthiness. If we determine that the collection of the fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon the receipt of cash.

Stock Based Compensation

We account for stock options and awards issued to employees in accordance with the fair value recognition provisions of FASB ASC 505-50 using the modified prospective transition method. Under FASB ASC 505-50, stock-based awards to employees are required to be recognized as compensation expense, based on the calculated fair value on the date of grant. We determine the fair value using the Black Scholes option pricing model. This model requires subjective assumptions, including future stock price volatility and expected term, which affect the calculated values.

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

We have provided a valuation allowance on the majority of our net deferred tax assets, which includes federal and foreign net operating loss carryforwards, because of the uncertainty regarding their realization. Our accounting for deferred taxes under FASB ASC 740-10, involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance was required, we primarily considered such factors as our history of operating losses and expected future losses in certain jurisdictions and the nature of our deferred tax assets. We provide valuation allowances in respect of deferred tax assets resulting principally from the carryforward of tax losses. Management currently believes that it is more likely than not that the deferred tax regarding the carryforward of losses and certain accrued expenses will not be realized in the foreseeable future. We do not provide for U.S. federal income taxes on the undistributed earnings of our foreign subsidiaries because such earnings are re-invested and, in the opinion of management, will continue to be re-invested indefinitely.

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

Due to the fact that the aforementioned deferred tax liability could have an indefinite life, it is not  netted against our deferred tax assets when determining the required valuation allowance. Doing so would result in the understatement of the valuation allowance and related deferred income tax expense.

On January 1, 2007, we adopted the provisions of the FASB ASC 740-10. FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If our determinations and estimates prove to be inaccurate, the resulting adjustments could be material to its future financial results.

In addition, we operate within multiple taxing jurisdictions and may be subject to audits in these jurisdictions. These audits can involve complex issues that may require an extended period of time for resolution. In management’s opinion, adequate provisions for income taxes have been made.

Inventories

Our policy for valuation of inventory and commitments to purchase inventory, including the determination of obsolete or excess inventory, requires us to perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, valuation of existing inventory, as well as product lifecycle and product development plans. The estimates of future demand that we use in the valuation of inventory are the basis for our revenue forecast, which is also used for our short-term manufacturing plans. Inventory reserves are also provided to cover risks arising from slow-moving items. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. We may be required to record additional inventory write-down if actual market conditions are less favorable than those projected by our management. For fiscal 2009, no significant changes were made to the underlying assumptions related to estimates of inventory valuation or the methodology applied.

Goodwill

As of December 31, 2009, we had recorded goodwill of $32.3 million. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value, and written down when impaired.

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

We completed our annual goodwill impairment review using the financial results as of the quarter ended June 30, 2009. Although the cumulative book value of our reporting units exceeded our market value as of the impairment review, management nevertheless determined that the fair value of the respective reporting units exceeded their respective carrying values, and therefore, there would be no impairment charges relating to goodwill. Several factors contributed to this determination:

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

In view of the above factors, management felt that in the current market our stock was undervalued, especially when compared to the estimated future cash flows of the underlying entities.

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

Executive Summary

Overview of Results of Operations

We incurred net losses for the years ended December 31, 2009 and 2008. While we expect to continue to derive revenues from the sale of products that we manufacture and the services that we provide, there can be no assurance that we will be able to achieve or maintain profitability on a consistent basis.

A portion of our operating loss during 2009 and 2008 arose as a result of non-cash charges. These charges were primarily related to our acquisitions, financings and issuances of restricted shares and options to employees. To the extent that we continue certain of these activities during 2010, we would expect to continue to incur such non-cash charges in the future.

Acquisitions

In acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of intangible assets in the amount of a fraction (based on the useful life of the intangible assets) of the amount recorded as intangible assets. Such amortization charges continued during 2009. We are required to review intangible assets for impairment whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that intangible asset has been impaired, we must record the impairment charge in our statement of operations.

In the case of goodwill, the assets recorded as goodwill are not amortized; instead, we are required to perform an annual impairment review. If we determine, through the impairment review process, that goodwill has been impaired, we must record the impairment charge in our statement of operations.

As a result of the application of the above accounting rule, we incurred non-cash charges for amortization of definitive lived intangible assets in 2009 and 2008 in the amount of $1.5 million and $1.7 million, respectively.

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

During the third quarter of 2008 and pursuant to the terms of a Securities Purchase Agreement dated August 14, 2008, we issued and sold to a group of institutional investors 10% senior convertible notes (the “Notes”) in the aggregate principal amount of $5.0 million due August 15, 2011. These Notes are convertible at any time prior to August 15, 2011 at a conversion price of $2.24 per share. As part of our analysis of the convertible debt and related warrants, we reviewed and followed the guidance of FASB ASC 718-10, ASC 815-40-15, ASC 470-20-30 and ASC 105-10-05.

The original accounting for the Notes included the recording of a debt discount of $412,300 representing the relative fair value of the warrants issued with the convertible debt.  The relative fair value of the warrants was $412,300 and recorded as a component of stockholders’ equity.  The embedded conversion feature did not require bifurcation from the debt and did not result in any beneficial conversion value.

On January 1, 2009, we adopted FASB ASC 815-40-15, “Determining Whether an Instrument is Indexed to an Entity’s Own Stock.” FASB ASC 815-40-15 required us to re-evaluate the warrants issued with the convertible notes and to also re-evaluate the embedded conversion option and embedded put options within the Notes to determine if the previous accounting for these items would change. Upon this re-evaluation, we were required to record a cumulative adjustment as of January 1, 2009 that included reclassifying the warrant value previously included in stockholders' equity ($412,300) to other liabilities, reflecting the value of the embedded conversion feature as additional debt discount and as other liabilities as of the debt issuance date ($59,001), increasing financial expenses due to the larger debt discount and increasing financial expenses to reflect the change in the value of the warrants and the conversion features from the debt issuance date to December 31, 2008.  The aggregate additional 2008 expense of $471,301 was recorded as an adjustment to beginning accumulated deficit as of January 1, 2009.

The embedded put options are now classified as derivative liabilities. We again used the Black-Scholes and other valuation techniques to determine the value of the warrants, the embedded conversion feature and the embedded put options associated with the Notes as of January 1, 2009.  On December 31, 2009, we again revalued these securities. The year to date financial expense associated with this revaluation is approximately $342,000. The table below lists the variables used in the Black-Scholes calculation and the resulting values.

Variables	August 14, 2008	January 1, 2009	December 31, 2009
Stock price	$1.68	$0.41	$1.70
Risk free interest rate	2.72%	1.00%	1.70%
Volatility	77.32%	81.40%	79.85%
Dividend yield	0.00%	0.00%	0.00%
Contractual life	3.0 years	2.6 years	1.6 years

Values	August 14, 2008	January 1, 2009	December 31, 2009
Warrants	$417,317	$29,171	$298,570
Conversion option	143,714	8,013	88,156
Puts	26,060	14,997	7,371
Total value	$587,091	$52,181	$394,097
Change in value – charged to financial expense			$(341,916)

Concurrent with the Securities Purchase Agreement dated August 14, 2008, we purchased a $2.5 million Senior Subordinated Convertible Note from an unaffiliated company, DEI Services Corporation (“DEI”). This 10% Senior Subordinated Convertible Note (the “DEI Note”) is due December 31, 2009. The DEI Note is convertible at maturity at our option into such number of shares of DEI’s common stock, no par value per share, as shall be equal at the time of conversion to twelve percent (12%) of DEI’s outstanding common stock. In the third quarter of 2009, we wrote down the value of the DEI Note by $500,000, to $2.0 million. See also “Recent Developments,” below.

Interest on the outstanding principal amount of the DEI Note commenced accruing on the issuance date and is payable quarterly, in arrears. The issuer has been paying interest as required under the terms of the DEI Note, but did not pay the principal amount when due. We have discontinued accruing interest on the DEI Note due to the provision on the DEI Note recorded this quarter. Interest on the DEI Note will be recognized as a reduction of financial expenses and will be shown on a cash basis. Related fees and costs will be recorded as general and administrative expense.

During 2009 and 2008, we issued restricted shares to certain of our employees and to our directors. These shares were issued as stock bonuses or were the required annual grant to directors, and are restricted for a period of up to three years from the date of issuance. Relevant accounting rules provide that the aggregate amount of the difference between the purchase price of the restricted shares (in this case, generally zero) and the market price of the shares on the date of grant is taken as a general and administrative expense, amortized over the period of the restriction. As a result of the application of the above accounting rules, we incurred non-cash charges related to stock-based compensation in 2009 and 2008 in the amount of $849,000 and $1.0 million, respectively.

Overview of Operating Performance and Backlog

Overall, our net loss before earnings from an affiliated company and tax expenses for 2009 was $2.2 million on revenues of $74.5 million, compared to a net loss of $2.4 million on revenues of $68.9 million during 2008. As of December 31, 2009, our overall backlog totaled $55.5 million.

In our Training and Simulation Division, revenues increased from approximately $36.0 million in 2008 to $39.2 million in 2009. As of December 31, 2009, our backlog for our Training and Simulation Division totaled $31.2 million.

In our Armor Division, revenues decreased from approximately $17.7 million in 2008 to approximately $17.5 million in 2009. As of December 31, 2009, our backlog for our Armor Division totaled $10.5 million.

In our Battery and Power Systems Division, revenues increased from approximately $15.2 million in 2008 to approximately $17.8 million in 2009. As of December 31, 2009, our backlog for our Battery and Power Systems Division totaled $13.8 million.

Common Stock Repurchase Program

In February of 2009, we authorized, for a period of one year, the repurchase in the open market or in privately negotiated transactions of up to $1 million of our common stock. Pursuant to this plan, through December 31, 2009 we have repurchased 447,358 shares of our common stock for $563,556 ($554,099 net of commissions), all of which was purchased after April 1, 2009. Shares repurchased are carried on our books as treasury stock. At December 31, 2009, we had remaining authorization for the repurchase of up to $445,901 in shares of our common stock. The repurchase program is subject to the discretion of our management.

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

In November of 2009 DEI brought in a new investor that was prepared to provide DEI with additional working capital, but only if we agreed to step aside and accept a $500,000 discount on the DEI Note and waive our associated rights of first refusal and conversion. In view of the possibility that DEI would seek an extension of the DEI Note, we decided to enable DEI to bring in the new investor and thereby be able to pay the DEI Note on time, albeit at a discount. We accordingly wrote down the value of the DEI Note by $500,000, to $2.0 million and charged the associated expense to other income (expense) on the statement of operations. Inasmuch as the new investor’s investment did not close, we retain all our rights under the DEI Note, including our right to be paid the full amount of the DEI Note and its conversion option and right of first refusal.

We declared a default on the DEI Note when it was not paid pursuant to its terms at the end of December 2009. We are presently prohibited from bringing suit to collect this note pursuant to the terms of a subordination agreement with DEI’s senior lender. However, we are maintaining communication with DEI, and we continue to believe that DEI’s anticipated earnings and cash flow will enable the DEI Note to be paid, albeit late. Interest on the DEI Note has been paid by DEI through November 15, 2009 and we expect DEI to continue to make timely interest payments on the DEI Note.

Results of Operations

Preliminary Note

Summary

Following is a table summarizing our results of operations for the years ended December 31, 2009 and 2008, after which we present a narrative discussion and analysis:

	Year Ended December 31,
	2009	2008

Revenues:
Training and Simulation Division	$39,206,173	$36,032,703
Armor Division	17,507,298	17,762,439
Battery and Power Systems Division	17,820,980	15,153,827
	$74,534,451	$68,948,969
Cost of revenues:
Training and Simulation Division	$24,568,708	$22,017,653
Armor Division	14,517,491	15,932,478
Battery and Power Systems Division	15,328,722	12,227,778
	$54,414,921	$50,177,909
Research and development expenses:
Training and Simulation Division	$569,984	$797,112
Armor Division	506,838	247,462
Battery and Power Systems Division	249,933	613,094
	$1,326,755	$1,657,668
Sales and marketing expenses:
Training and Simulation Division	$3,387,993	$3,232,367
Armor Division	782,937	754,645
Battery and Power Systems Division	697,568	712,858
	$4,868,498	$4,699,870
General and administrative expenses:
Training and Simulation Division	$4,651,130	$4,068,614
Armor Division	1,588,973	1,590,549
Battery and Power Systems Division	1,079,063	1,239,288
All Other	4,979,429	7,195,313
	$12,298,595	$14,093,764

	Year Ended December 31,
	2009	2008

Amortization of intangible assets:
Training and Simulation Division	$936,212	$1,212,958
Armor Division	13,350	13,350
Battery and Power Systems Division	509,240	509,240
	$1,458,802	$1,735,548
Escrow adjustment:
All Other	$–	$(1,448,074)
	$–	$(1,448,074)
Operating profit (loss):
Training and Simulation Division	$5,092,146	$4,703,999
Armor Division	97,709	(776,045)
Battery and Power Systems Division	(43,546)	(148,431)
All Other	(4,979,429)	(5,747,239)
	$166,880	$(1,967,716)
Other income:
Training and Simulation Division	$31,591	$34,714
Armor Division	53,778	63,099
Battery and Power Systems Division	293	27
All Other	–	325,043
	$85,662	$422,883
Allowance for settlements:
All Other	$1,250,000	$–
	$1,250,000	$–
Financial expense:
Training and Simulation Division	$1,342	$195
Armor Division	214,042	357,517
Battery and Power Systems Division	70,819	313,671
All Other	965,182	142,706
	$1,251,385	$814,089
Tax expenses (credits):
Training and Simulation Division	$183,621	$68,608
Armor Division	(25,674)	58,147
Battery and Power Systems Division	28,926	100,113
All Other	618,093	800,000
	$804,966	$1,026,868
Loss from affiliated company:
Training and Simulation Division	$–	$(352,166)
Armor Division	–	(100,000)
	$–	$(452,166)
Net income (loss):
Training and Simulation Division	$4,938,774	$4,317,744
Armor Division	(36,881)	(1,228,610)
Battery and Power Systems Division	(142,998)	(562,188)
All Other	(7,812,704)	(6,364,902)
	$(3,053,809)	$(3,837,956)

Fiscal Year 2009 compared to Fiscal Year 2008

Revenues. During 2009, we (through our subsidiaries) recognized revenues as follows:

●
FAAC, IES and RTI recognized revenues from the sale of military operations and vehicle simulators, interactive use-of-force training systems and from the provision of maintenance services in connection with such systems.

●	MDT, MDT Armor and AoA recognized revenues from payments under vehicle armoring contracts, for service and repair of armored vehicles, and on sale of armoring products.

●	EFB and Epsilor recognized revenues from the sale of batteries, chargers and adapters to the military and commercial customers, and under certain development contracts with the U.S. Army.

●	EFL recognized revenues from the sale of water-activated battery (WAB) lifejacket lights.

Revenues for 2009 totaled $74.5 million, compared to $68.9 million in 2008, an increase of $5.6 million, or 8.1%. This increase was primarily attributable to the following factors:

●	Increased revenues from our Training and Simulation Division ($3.2 million more in 2009 versus 2008), primarily due to an increase in sales of military vehicle simulators.

●	Increased revenues from our Battery and Power Systems Division ($2.6 million more in 2009 versus 2008), primarily due to increased military and commercial battery sales at Epsilor and EFL.

In 2009, revenues were $39.2 million for the Training and Simulation Division (compared to $36.0 million in 2008, an increase of $3.2 million, or 8.8%, due primarily to increased sales of military vehicle simulators); $17.5 million for the Armor Division (compared to $17.7 million in 2008, a decrease of $255,000, or 1.4%); and $17.8 million for the Battery and Power Systems Division (compared to $15.2 million in 2008, an increase of $2.6 million, or 17.6%, due primarily to increased sales of our battery products at Epsilor and EFL).

Cost of revenues. Cost of revenues totaled $54.4 million during 2009, compared to $50.2 million in 2008, an increase of $4.2 million, or 8.4%, due primarily to increased sales in our Training and Simulation and our Battery and Power Systems Divisions. Total cost of revenues and cost of revenues as a percentage of revenue also increased in each division due to several factors, including price increases in raw materials, increased labor costs and the production of new products.

Cost of revenues for our three divisions during 2009 were $24.6 million for the Training and Simulation Division (compared to $22.0 million in 2008, an increase of $2.6 million, or 11.6%, due to increased revenues and elevated material and labor costs); $14.5 million for the Armor Division (compared to $15.9 million in 2008, a decrease of $1.4 million, or 8.9%, due primarily to increased operating efficiencies, including reduced labor costs, in the production of the “David” Armored Vehicle); and $15.3 million for the Battery and Power Systems Division (compared to $12.2 million in 2008, an increase of $3.1 million, or 25.4%, due primarily to increased materials and labor associated with improved revenues at Epsilor and EFL; margins were also impacted by newly developed products).

Research and development expenses. Research and development expenses for 2009 were $1.3 million, compared to $1.7 million during 2008, a decrease of $331,000, or 20.0%, due primarily to reduced expenses in the amount of $590,000 in our Battery and Power Systems Division and our Training and Simulation Division, partially offset by increased expenses of $259,000 in our Armor Division for new product development, including our new Tiger platform.

Selling and marketing expenses. Selling and marketing expenses for 2009 were $4.9 million, compared to $4.7 million 2008, an increase of $169,000, or 3.6%, due primarily to increased revenues in the Training and Simulation Division and their associated sales and marketing expenses.

General and administrative expenses. General and administrative expenses for 2009 were $12.3 million, compared to $14.1 million in 2008, a decrease of $1.8 million, or 12.7%. This decrease was primarily attributable to a reduction of corporate expenses and 2008 acquisition expenses of $736,000. The decrease in expenses was offset by an increase in legal expenses in the Training and Simulation Division.

Amortization of intangible assets. Amortization of intangible assets totaled $1.5 million in 2009, compared to $1.7 million in 2008, a decrease of $277,000, or 15.9%, due to intangible assets in our Training and Simulation Division that are now fully amortized.

Escrow adjustment – credit. An escrow adjustment credit of $1.4 million in 2008 represents the first quarter 2008 final adjustment to operating expenses resulting from the completion of an escrow arbitration. This was a contingent earnout obligation that was identified by us when AoA was purchased and there will be no further adjustments to this amount.

Allowance for settlements. Allowances of $1.3 million were expensed in 2009 for pending activity in two areas. In the third quarter of 2009 the value of the DEI Note was written down by $500,000, to $2.0 million, and in the fourth quarter of 2009 we recorded an allowance in the amount of $750,000 relating to a potential adverse judgment in the litigation between our AoA subsidiary (which has since been merged into MDT) and NAVAIR. See “Item 3. Legal Proceedings – NAVAIR Litigation.”

Financial expenses, net. Financial expenses totaled approximately $1.3 million in 2009 compared to $814,000 in 2008, an increase of $437,000, or 53.7%. The difference was primarily due to increased expenses relating to our debt discount and for the mark-to-market adjustment related to our convertible debt.

Income taxes. We and certain of our subsidiaries incurred net operating losses during 2009 and, accordingly, no provision for income taxes was recorded for these losses. With respect to some of our subsidiaries that operated at a net profit during 2009, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $805,000 in deferred tax expenses in 2009, compared to $1.0 million in tax expenses in 2008, mainly due to state and local taxes along with the required adjustment of taxes due to the deduction of goodwill for U.S. federal taxes, which totaled $560,000 in 2009, as compared to $565,000 in 2008.

Net loss. Due to the factors cited above, net loss decreased to $3.1 million in 2009 from $3.8 million in 2008, a difference of $784,000, or 20.4%.

Liquidity and Capital Resources

As of December 31, 2009, we had $1.9 million in cash and $2.0 million in restricted cash, as compared to at December 31, 2008, when we had $4.3 million in cash, $382,000 in restricted cash and $49,000 in available-for-sale marketable securities. Our balance sheet cash position was impacted at year end 2009 due to $1.9 million in expenditures for the purchase of inventory and materials relating to our CaPost contract in our FAAC subsidiary. We also had $5.9 million available in unused bank lines of credit with our main bank without considering the limitations of the borrowing base calculations and letters of credit, under a $10.0 million credit facility under our FAAC subsidiary, which is secured by our assets and the assets of our other subsidiaries and guaranteed by us. There was $2.6 million of available credit on the primary line at year end based on our borrowing base calculations.

We used available funds in 2009 primarily for sales and marketing, continued research and development expenditures, and other working capital needs. We purchased approximately $1.2 million of fixed assets during 2009 and also received fixed asset grants of approximately $260,000 that was credited to fixed assets at the then-current exchange rate. Our net fixed assets amounted to $4.6 million as at year end.

Net cash provided by operating activities for 2009 was $2.0 million, and net cash used in operating activities for 2008 was $(677,000), an increase of $2.7 million. This increase in cash provided was primarily the result of changes in working capital.

Net cash used in investing activities for 2009 and 2008 was $3.1 million and $2.3 million, respectively, an increase of $753,000. This change was primarily the result of the increase in restricted cash and additions to capitalized software in 2009, versus the acquisition activities, convertible loan purchased and the escrow settlement that took place in 2008.

Net cash provided by (used in) financing activities for 2009 and 2008 was $(1.4 million) and $3.9 million, respectively, a decrease of $5.2 million, primarily due to the $5.0 million note issued in 2008.

As of December 31, 2009, we had approximately $4.1 million in bank debt and $4.2 million in long-term debt outstanding.

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

Effective Corporate Tax Rate

We and certain of our subsidiaries incurred net operating losses during the years ended December 31, 2009 and 2008, and accordingly no provision for income taxes was required. With respect to some of our U.S. subsidiaries that operated at a net profit during 2009, we were able to offset federal taxes against our net operating loss carryforward, which amounted to approximately $25.1 million as of December 31, 2009. These subsidiaries are, however, subject to state taxes that cannot be offset against our net operating loss carryforward. With respect to certain of our Israeli subsidiaries that operated at a net profit during 2009, we were unable to offset their taxes against our net operating loss carryforward, and we are therefore exposed to Israeli taxes, at a rate of up to 26% in 2009 (less, in the case of companies that have “approved enterprise” status as discussed in Note [14.b.] to the Notes to Financial Statements). We also set up a tax liability for the impact of the deductions taken for goodwill.

As of December 31, 2009, we had a U.S. net operating loss carryforward of approximately $25.1 million that is available to offset future taxable income under certain circumstances, expiring primarily from 2010 through 2026, and foreign net operating and capital loss carryforwards of approximately $111.3 million, which are available indefinitely to offset future taxable income under certain circumstances.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our periodic reports that we file with the SEC. These disclosure controls and procedures are intended to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objectives of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of December 31, 2009, our principal executive officer and principal financial officer were able to conclude that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management, including our principal executive and financial officers, is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management has evaluated the effectiveness of our internal controls as of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2009. In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework.

Based on management’s assessment and these criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers, Directors and Significant Employees

Executive Officers and Directors

Our executive officers and directors and their ages as of February 28, 2010 were as follows:

Name	Age	Position
Robert S. Ehrlich	70	Chairman of the Board and Chief Executive Officer
Steven Esses	46	President, Chief Operating Officer and Director
Dr. Jay M. Eastman	61	Director
Edward J. Borey	59	Director
Seymour Jones	78	Director
Elliot Sloyer	45	Director
Michael E. Marrus	46	Director
Arthur S. Leibowitz	56	Director
Thomas J. Paup	61	Vice President – Finance and Chief Financial Officer

Our by-laws provide for a board of directors of one or more directors. There are currently seven directors. Under the terms of our certificate of incorporation, the board of directors is composed of three classes of similar size, each elected in a different year, so that only one-third of the board of directors is elected in any single year. Dr. Eastman and Messrs. Esses and Marrus are designated Class I directors and have been elected for a term expiring in 2012 and until their successors are elected and qualified; Prof. Jones and Mr. Ehrlich are designated Class II directors elected for a term expiring in 2011 and until their successors are elected and qualified; and Messrs. Borey, Sloyer and Leibowitz are designated Class III directors elected for a term that expires in 2010 and until their successors are elected and qualified. A majority of the Board is “independent” under relevant SEC and Nasdaq regulations.

Robert S. Ehrlich has been our Chairman of the Board since January 1993 and our Chief Executive Officer since October 2002. From May 1991 until January 1993, Mr. Ehrlich was our Vice Chairman of the Board, from May 1991 until October 2002 he was our Chief Financial Officer, and from October 2002 until December 2005, Mr. Ehrlich also held the title of President. Mr. Ehrlich was a director of Eldat, Ltd., an Israeli manufacturer of electronic shelf labels, from June 1999 to August 2003. From 1987 to June 2003, Mr. Ehrlich served as a director of PSC Inc. (“PSCX”), a manufacturer and marketer of laser diode bar code scanners, and, between April 1997 and June 2003, Mr. Ehrlich was the chairman of the board of PSCX. PSCX filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in November 2002. Mr. Ehrlich received a B.S. and J.D. from Columbia University in New York, New York.

Mr. Ehrlich has experience as an accountant, an attorney and as an investment banker. He has been involved with public companies since the late 1960s, both as an investment banker and as the chief financial officer and a director of Mattel, where he was instrumental in helping to uncover fraudulent practices in the preparation of certain of that company’s financial statements, and he continued to serve as a director of Mattel through the late 1980s. After leaving Mattel, Mr. Ehrlich founded his own boutique investment banking company and became a director of certain of the companies involved in his investment banking business. Mr. Ehrlich ultimately became the Chairman and CEO of Fresenius USA, Inc. and of PSCX, prior to becoming our Chief Financial Officer in 1991 and our Chief Executive Officer in 2002. We believe that Mr. Ehrlich’s background and experience make him appropriate to serve as one of our directors in light of our business and structure.

Steven Esses has been a director since July 2002, our Executive Vice President since January 2003, our Chief Operating Officer since February 2003 and our President since December 2005. From 2000 until 2002, Mr. Esses was a principal with Stillwater Capital Partners, Inc., a New York-based investment research and advisory company (hedge fund) specializing in alternative investment strategies. During this time, Mr. Esses also acted as an independent consultant to new and existing businesses in the areas of finance and business development. In 1995, Mr. Esses founded the Dunkin’ Donuts franchise in Israel and was its Managing Director and CEO until 2005. Before founding Dunkin’ Donuts Israel, Mr. Esses was the Director of Retail Jewelry Franchises with Hamilton Jewelry, and before that he served as Executive Director of Operations for the Conway Organization, a major off-price retailer with 17 locations.

Mr. Esses has been actively involved in the day-to-day management of companies since he was 22, when he co-founded a company that eventually went public. He has worked in retail and wholesale, in high-tech and low-tech, in a variety of industries. Throughout his career, he has been highly numbers-oriented, focusing on budgetary and fiscal matters and on building business value. We believe that Mr. Esses’s background and experience make him appropriate to serve as one of our directors in light of our business and structure.

Dr. Jay M. Eastman has been one of our directors since October 1993. Since November 1991, Dr. Eastman has served as President and Chief Executive Officer of Lucid, Inc., which is developing laser technology applications for medical diagnosis and treatment. Dr. Eastman served as Senior Vice President of Strategic Planning of PSCX from December 1995 through October 1997. Dr. Eastman is also a director of Dimension Technologies, Inc., a developer and manufacturer of 3D displays for computer and video displays. From 1981 until 1983, Dr. Eastman was the Director of the University of Rochester’s Laboratory for Laser Energetics, where he was a member of the staff from 1975 to 1981. Dr. Eastman holds a B.S. and a Ph.D. in Optics from the University of Rochester in New York.

Dr. Eastman brings to our Board the unique perspective of a trained scientist who has also been deeply involved in the business world. Since many of our company’s products are of a “high-tech” nature, Dr. Eastman’s scientific background is extremely valuable to the Board. Additionally, Dr. Eastman brings to the Board his experiences as Chairman and Chief Executive Officer of a high-tech company, as well as his experience as a director of other public companies. We believe that Dr. Eastman’s background and experience make him appropriate to serve as one of our directors in light of our business and structure.

Edward J. Borey has been one of our directors since December 2003. From July 2004 until October 2006, Mr. Borey served as Chairman and Chief Executive Officer of WatchGuard Technologies, Inc., a leading provider of network security solutions (NasdaqGM: WGRD). From December 2000 to September 2003, Mr. Borey served as President, Chief Executive Officer and a director of PSCX. Prior to joining PSCX, Mr. Borey was President and CEO of TranSenda (May 2000 to December 2000). Previously, Mr. Borey held senior positions in the automated data collection industry. At Intermec Technologies Corporation (1995-1999), he was Executive Vice President and Chief Operating Officer and also Senior Vice President/General Manager of the Intermec Media subsidiary. Mr. Borey holds a B.S. in Economics from the State University of New York, College of Oswego, an M.A. in Public Administration from the University of Oklahoma, and an M.B.A. in Finance from Santa Clara University.

Mr. Borey has served as the chief executive officer of two public companies and as chief operating officer of one public and one private company, some of which were very active in mergers and acquisitions. He has a wealth of experience in the issues facing public companies and businesses in general, including in turnaround situations, and he has strong experience in marketing in North America, Europe and Asia. His background also includes experience with support and maintenance of military ground vehicles and auxiliary ground vehicles, fixed and rotary aircraft, and simulation for the United States and foreign militaries. We believe that Mr. Borey’s background and experience make him appropriate to serve as one of our directors in light of our business and structure.

Seymour Jones has been one of our directors since August 2005. Mr. Jones has been a clinical professor of accounting at New York University Stern School of Business since September 1993. Professor Jones teaches courses in accounting, tax, forensic accounting and legal aspects of entrepreneurism. He is also the Associate Director of Ross Institute of Accounting Research at Stern School of Business. His primary research areas include audit committees, auditing, entrepreneurship, financial reporting, and fraud. Professor Jones is the principal author of numerous books including Conflict of Interest, The Coopers & Lybrand Guide to Growing Your Business, The Emerging Business and The Bankers Guide to Audit Reports and Financial Statements. From April 1974 to September 1995, Mr. Jones was a senior partner of the accounting firm of Coopers & Lybrand, a legacy firm of PricewaterhouseCoopers LLP (“PwC”). Professor Jones is a certified public accountant in New York State. Professor Jones received a B.A. in economics from City College, City University of New York, and an M.B.A. from NYU Stern.

Mr. Jones brings many years of experience as an audit partner at PwC with extensive financial accounting knowledge that is critical to our board of directors. Mr. Jones’s experience with accounting principles, financial reporting rules and regulations, evaluating financial results and generally overseeing the financial reporting process of large public companies from an independent auditor’s perspective and as a professor of accounting makes him an invaluable asset to our board of directors. We believe that Mr. Jones’s background and experience make him appropriate to serve as one of our directors in light of our business and structure.

Elliot Sloyer has served as a director since October 2007. Mr. Sloyer is a Managing Member of WestLane Capital Management, LLC, which he founded in 2005. From 1992 until 2005, Mr. Sloyer was a founder and Managing Director of Harbor Capital Management, LLC, which managed convertible arbitrage portfolios. Mr. Sloyer is active in community organizations and currently serves on the investment committee of a charitable organization. Mr. Sloyer has a B.A. from New York University.

Mr. Sloyer’s investment advisor experience brings valuable insight to the Board in enabling us to anticipate the reactions and concerns of the investment community. We believe that Mr. Sloyer’s background and experience make him appropriate to serve as one of our directors in light of our business and structure.

Michael E. Marrus has been one of our directors since October 2007. Since 2009, Mr. Marrus has been a Managing Director of Merriman Curhan Ford, Inc., a financial services firm focused on growth companies. From 1998 to 2008, he was a Managing Director of C. E. Unterberg, Towbin & Co., an investment banking firm that was acquired by Collins Stewart plc. Prior to joining Unterberg, Towbin, Mr. Marrus was a Principal and founding member of Fieldstone Private Capital Group, an investment banking firm specializing in corporate, project and structured finance. Previously, he was employed at Bankers Trust Company, initially in the Private Equity and Merchant Banking Groups and subsequently in BT Securities, the securities affiliate of Bankers Trust. Mr. Marrus has an A.B. from Brown University and an M.B.A. from the Graduate School of Business, University of Chicago.

Mr. Marrus has been involved in mergers and acquisitions as an investment banker and has experience in company valuation in a wide range of industries, a critical skill set for us. We believe that Mr. Marrus’s background and experience make him appropriate to serve as one of our directors in light of our business and structure.

Arthur S. Leibowitz has been one of our directors since June 2009. Mr. Leibowitz is an adjunct professor at Adelphi University School of Business where he teaches courses in accounting to both graduate and undergraduate students. Before joining Adelphi University, Mr. Leibowitz was an audit and business assurance partner at PwC. During his twenty-seven years at PwC, Mr. Leibowitz served in a national leadership role for PwC’s retail industry group and was the portfolio audit partner for one of PwC’s leading private equity firms. Mr. Leibowitz is a certified public accountant in New York State and received a B.S. in accounting from Brooklyn College in New York.

Mr. Leibowitz brings many years of experience as an audit and business assurance partner at PwC with extensive financial accounting knowledge that is critical to our board of directors. His skills are a vital asset to our board of directors at a time when accurate and transparent accounting, a sound financial footing and exemplary governance practices are essential. We believe that Mr. Leibowitz’s background and experience make him appropriate to serve as one of our directors in light of our business and structure.

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

Board Leadership Structure

We have chosen to combine the positions of Chairman of the Board and Chief Executive Officer. We believe that Mr. Ehrlich’s long experience in business, both as a director and as chairman of the board of other public companies, as well as his unique understanding of our business, make it desirable that he serve as Chairman of our Board of Directors, and that the size of our company and the nature of our business do not require that the positions of Chairman and of Chief Executive Officer be bifurcated.

Our independent directors have not chosen to formally designate one of their number as lead independent director.

Committees of the Board of Directors

Our board of directors has an Audit Committee, a Compensation Committee, a Nominating Committee and an Executive and Finance Committee.

Created in December 1993, the purpose of the Audit Committee is to review with management and our independent auditors the scope and results of the annual audit, the nature of any other services provided by the independent auditors, changes in the accounting principles applied to the presentation of our financial statements, and any comments by the independent auditors on our policies and procedures with respect to internal accounting, auditing and financial controls. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. In addition, the Audit Committee is charged with the responsibility for making decisions on the engagement of independent auditors. As required by law, the Audit Committee operates pursuant to a charter, available through a hyperlink located on the investor relations page of our website, at http://www.arotech.com/compro/investor.html. The Audit Committee consists of Prof. Jones (Chair) and Messrs. Borey, Sloyer and Leibowitz. We have determined that each of Prof. Jones and Mr. Leibowitz qualifies as an “audit committee financial expert” under applicable SEC and Nasdaq regulations. Prof. Jones and Mr. Leibowitz, as well as all the other members of the Audit Committee, are “independent,” as independence is defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards and under Item 7(d)(3)(iv) of Schedule 14A of the proxy rules under the Exchange Act.

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

Director Compensation

Non-employee members of our Board of Directors are entitled to a cash retainer of $7,000 (plus expenses) per quarter, plus $500 per quarter for each committee on which such outside directors serve. The members of our Board of Directors voluntarily agreed to reduce their basic cash retainer fees during 2009 to $4,000 per quarter, plus $500 per quarter for each committee on which such outside directors serve. The Chairman of the Audit Committee receives an additional retainer of $1,500 per quarter, and the Chairman of the Compensation Committee receives an additional retainer of $1,000 per quarter. No per-meeting fees are paid. In addition, we have adopted a Non-Employee Director Equity Compensation Plan, pursuant to which non-employee directors receive an initial grant of a number of restricted shares having a fair market value on the date of grant equal to $25,000 upon their election as a director, and an annual grant on March 31 of each year of a number of restricted shares having a fair market value on the date of grant equal to $15,000. Each grant of restricted stock shall become free of restrictions in three equal installments on each of the first, second and third anniversaries of the grant, unless the director resigns from the Board prior to such vesting. Restrictions lapse automatically in the event of a director being removed for service other than for cause, or being nominated as a director but failing to be elected, or death, disability or mandatory retirement. Furthermore, all restrictions lapse prior to the consummation of a merger or consolidation involving us, our liquidation or dissolution, any sale of substantially all of our assets or any other transaction or series of related transactions as a result of which a single person or several persons acting in concert own a majority of our then-outstanding common stock.

The following table shows the compensation earned or received by each of our non-officer directors for the year ended December 31, 2009:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)		Total ($)
Dr. Jay M. Eastman	$22,000	$15,403	(2)	$37,403
Edward J. Borey	$20,000	$15,403	(3)	$35,403
Seymour Jones	$24,000	$15,403	(4)	$39,403
Elliot Sloyer	$22,000	$17,978	(5)	$39,978
Michael E. Marrus	$22,000	$17,978	(6)	$39,978
Arthur S. Leibowitz(7)	$9,000	$6,875	(7)	$15,875

(1)	This column reflects the compensation cost for the year ended December 31, 2009 of each director’s restricted stock, calculated in accordance with FASB ASC 505-50.
(2)	As of December 31, 2009, Dr. Eastman held 29,661 restricted shares of our common stock.
(3)	As of December 31, 2009, Mr. Borey held 29,661 restricted shares of our common stock.
(4)	As of December 31, 2009, Prof. Jones held 29,661 restricted shares of our common stock.
(5)	As of December 31, 2009, Mr. Sloyer held 32,951 restricted shares of our common stock.
(6)	As of December 31, 2009, Mr. Marrus held 32,951 restricted shares of our common stock.
(7)	Mr. Leibowitz was appointed as a director on June 29, 2009. As of December 31, 2009, Mr. Leibowitz held 14,970 restricted shares of our common stock.

Significant Employees

Our significant employees as of February 28, 2010, and their ages as of December 31, 2009, are as follows:

Name	Age	Position
Dean Krutty	44	President, Training and Simulation Division
Jonathan Whartman	55	President, Armor Division
Ronen Badichi	44	President, Battery and Power Systems Division
Yaakov Har-Oz	52	Senior Vice President, General Counsel and Secretary
William Graham	50	Vice President of Government Affairs
Norman Johnson	57	Controller

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, certain of our officers and any persons holding more than ten percent of our common stock are required to report their ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to report any failure to file by these dates during 2009. We are not aware of any instances during 2008, not previously disclosed by us, where such “reporting persons” failed to file the required reports on or before the specified dates.

ITEM 11.	EXECUTIVE COMPENSATION

Cash and Other Compensation

Summary Compensation Table

The following table, which should be read in conjunction with the explanations provided below, shows the compensation that we paid (or accrued) to our executive officers during the fiscal years ended December 31, 2009 and 2008:

SUMMARY COMPENSATION TABLE(1)

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards(2) ($)	All Other Compensation ($)		Total ($)
Robert S. Ehrlich Chairman, Chief Executive Officer and a director	2009	$400,000		$200,000	$235,807	$135,057	(3)	$970,864
	2008	$400,000		$90,000	$442,095	$518,017	(4)	$1,450,112
Thomas J. Paup Vice President – Finance and Chief Financial Officer	2009	$169,600		$84,800	$81,233	$(615)	(5)	$335,018
	2008	$160,000		$48,000	$78,874	$6,188	(5)	$293,062
Steven Esses President, Chief Operating Officer and a director	2009	$141,396	(6)	$160,000	$232,532	$129,190	(7)	$663,118
	2008	$141,396	(8)	$75,000	$164,798	$136,588	(9)	$517,782

(1)
We paid the amounts reported for each named executive officer in U.S. dollars and/or New Israeli Shekels (NIS). We have translated amounts paid in NIS into U.S. dollars at the exchange rate of NIS into U.S. dollars at the time of payment or accrual, except that certain items are pursuant to corporate policy paid at a set exchange rate that may be higher than the actual exchange rate on the date of payment. The difference, which was a positive number in 2008 and 2009, has been reported under “All Other Compensation,” below.

(2)
Reflects the value of restricted stock awards granted to our executive officers based on the compensation cost of the award computed in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which we refer to as FASB ASC 505-50. See Note 2.p. of the Notes to Consolidated Financial Statements. The number of shares of restricted stock received by our executive officers pursuant to such awards in 2009, vesting one-half after six months and one-half after one year (based only on tenure), was as follows: Mr. Ehrlich, 80,000; Mr. Paup, 42,917; Mr. Esses, 140,000. The first tranche of these shares vested in December 2009. There were no restricted stock awards granted in 2008. The number of shares of restricted stock received by our executive officers pursuant to such awards in 2007, vesting in equal amounts over three years (one-half based on tenure and performance criteria and one-half based only on tenure), was as follows: Mr. Ehrlich, 240,000; Mr. Paup, 43,125; Mr. Esses, 120,000. Of these amounts, the performance-based awards for 2008 and 2009 were not earned and were cancelled. The number of shares of restricted stock received by our executive officers pursuant to such awards in 2006, vesting one-quarter immediately and the remaining three-quarters in equal amounts over three years (one-half based on tenure and performance criteria and one-half based only on tenure), was as follows: Mr. Ehrlich, 200,000; Mr. Paup, 53,125; Mr. Esses, 100,000. Of these amounts, the performance-based awards for 2008 and 2009 were not earned and were cancelled. Additionally, 66,666 restricted shares granted to Mr. Ehrlich pursuant to the terms of his employment agreement vested based only on tenure. See “Employment Agreements – Robert S. Ehrlich,” below.

(3)
Of this amount, $65,808 represents payments to Israeli pension and education funds; $(117,669) represents the change in our accrual for severance pay that will be payable to Mr. Ehrlich upon his leaving our employ other than if he is terminated for cause, such as a breach of trust; $59,149 represents the effect of exchange rate differences on salary payments; $54,215 represents sick pay redemption; $41,826 represents tax reimbursements and $31,726 represents other normal or mandated Israeli benefits.

(4)
Of this amount, $82,802 represents payments to Israeli pension and education funds; $155,943 represents the change in our accrual for severance pay that will be payable to Mr. Ehrlich upon his leaving our employ other than if he is terminated for cause, such as a breach of trust;  $176,442 represents the effect of exchange rate differences on salary and bonus payments; $20,397 represents vacation pay redemption; $46,218 represents tax reimbursements; and $36,215 represents other normal or mandated Israeli benefits..

(5)	Represents the increase (decrease) in our accrual for Mr. Paup for accrued but unused vacation days.
(6)
Does not include $178,356 that we paid in consulting fees to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

(7)
Of this amount, $28,314 represents payments to Israeli pension and education funds; $4,155 represents the change in our accrual for severance pay that will be payable to Mr. Esses upon his leaving our employ other than if he is terminated for cause, such as a breach of trust; $20,907 represents the effect of exchange rate differences on salary payments; $19,143 represents sick pay redemption; $34,254 represents tax reimbursements; and $22,417 represents other normal or mandated Israeli benefits.

(8)
Does not include $178,424 that we paid in consulting fees to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

(9)
Of this amount, $29,671 represents payments to Israeli pension and education funds; $(4,641) represents the change in our accrual for severance pay that will be payable to Mr. Esses upon his leaving our employ other than if he is terminated for cause, such as a breach of trust; $42,701 represents the effect of exchange rate differences on salary and bonus payments; $7,993 represents vacation pay redemption; $36,186 represents tax reimbursements; and $24,678 represents other normal or mandated Israeli benefits.

Executive Loans

In 1999, 2000 and 2002, we extended certain loans to certain of our Named Executive Officers. These loans are summarized in the following table, and are further described under “Item 13. Certain Relationships and Related Transactions – Officer Loans,” below.

Name of Borrower	Date of Loan	Original Principal Amount of Loan	Amount Outstanding as of 12/31/09	Terms of Loan
Robert S. Ehrlich	12/28/1999	$167,975	$–	Ten-year non-recourse loan to purchase our stock, secured by the shares of stock purchased.
Robert S. Ehrlich	02/09/2000	$329,163	$452,995	Twenty-five-year non-recourse loan to purchase our stock, secured by the shares of stock purchased.
Robert S. Ehrlich	06/10/2002	$36,500	$46,593	Twenty-five-year non-recourse loan to purchase our stock, secured by the shares of stock purchased.

Plan-Based Awards

Grants of Stock Options

We did not grant any stock options to our executive officers during 2009.

Grants of Restricted Stock

During 2009, the Compensation Committee approved the grant of a total of 262,917 shares of restricted stock to our executive officers. Pursuant to the terms of the grant, the stock vests one-half after six months and one-half after one year (based only on tenure).

The table below sets forth each equity award granted to our executive officers during the year ended December 31, 2009.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All Other Stock Awards: Number of Shares of Stocks (1)	Grant Date Fair Value of Stock and Option Awards
Robert S. Ehrlich	06/29/2009	80,000	$133,600
Steven Esses	06/29/2009	140,000	$233,800
Thomas J. Paup	06/29/2009	42,917	$71,671

(1)  The restricted shares vest based solely based on continued employment during the performance period, 50% six months after grant and 50% one year after grant.

Stock Option Exercises and Vesting of Restricted Stock Awards

Our executive officers did not exercise any stock options during 2009. The following table presents awards of restricted stock that vested during the year ended December 31, 2009.

STOCK VESTED

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Robert S. Ehrlich	146,666	$249,332
Steven Esses	115,000	$195,500
Thomas J. Paup	42,917	$72,959

(1)  Reflects the aggregate market value of the shares of restricted stock determined based on a per share price of $1.70, the closing price of our common stock on the Nasdaq Global Market on December 31, 2009, which was the last trading day of 2009.

Outstanding Equity Awards at Fiscal Year-End

The table below sets forth information for our executive officers with respect to option and restricted stock values at the end of the fiscal year ended December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options(1) (#)						Equity Incentive Plan Awards
	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares that Have Not Vested (#)	Market Value of Shares that Have Not Vested(2) ($)	Number of Unearned Shares that Have Not Vested (#)	Market Value of Unearned Shares that Have Not Vested(2) ($)
Robert S. Ehrlich	5,178	0	$5.46	12/31/11	40,000	$68,000	–	–
	4,687	0	$5.46	04/01/12
	1,116	0	$5.46	07/01/12
	4,687	0	$5.46	10/01/12
	6,294	0	$5.46	01/01/13
Steven Esses	714	0	$8.54	12/31/12	145,000	$246,500	25,000	$42,500
	1,785	0	$11.62	07/22/12
Thomas J. Paup	–	–	–	–	32,291	$54,895	10,833	$18,416

(1)	All options in the table are vested.
(2)
Reflects the aggregate market value of the shares of restricted stock determined based on a per share price of $1.70, the closing price of our common stock on the Nasdaq Global Market on December 31, 2009, which was the last trading day of 2009.

Employment Contracts

Robert S. Ehrlich

Mr. Ehrlich is party to an employment agreement with us executed in April 2007. The term of this employment agreement as extended expires on December 31, 2011.

The employment agreement provides for a base salary of $33,333 per month, as adjusted annually for Israeli inflation and devaluation of the Israeli shekel against the U.S. dollar, if any. Mr. Ehrlich has waived this adjustment for 2008, 2009 and 2010. Additionally, the board may at its discretion raise Mr. Ehrlich’s base salary. The employment agreement also granted Mr. Ehrlich a retention bonus in the amount of 200,000 shares of restricted stock, which vested one-third annually on December 31, 2007, 2008 and 2009.

The employment agreement provides that we will pay an annual bonus, on a sliding scale, in an amount equal to 35% of Mr. Ehrlich’s annual base salary then in effect if the results we actually attain for the year in question are 90% or more of the amount we budgeted at the beginning of the year, up to a maximum of 75% of his annual base salary then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year. For 2008 and 2009, the Compensation Committee choose financial targets for determining eligibility for the above-referenced cash incentive bonus that are determined 50% on the achievement of set budgetary forecast targets for revenue growth and 50% on the achievement of set budgetary forecast targets for adjusted EBITDA, a non-GAAP measurement. We did not achieve the bonus targets set by the Compensation Committee for 2008, and accordingly the incentive bonus for 2008 was not paid. We did achieve the bonus targets set by the Compensation Committee for 2009, and accordingly the incentive bonus for 2009 was paid. New bonus targets will be chosen for 2010 based upon future budgetary forecasts.

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

A table describing the payments that would have been due to Mr. Ehrlich under his employment agreement had Mr. Ehrlich’s employment with us been terminated at the end of 2009 under various circumstances (pursuant to the terms of his then-current employment agreement) appears under “Potential Payments and Benefits upon Termination of Employment – Robert S. Ehrlich,” below.

Pursuant to the terms of our employment agreement with Mr. Ehrlich, funds to secure payment of Mr. Ehrlich’s contractual severance are to be deposited into accounts for his benefit, with payments to be made pursuant to an agreed-upon schedule. These accounts are in our name and continue to be owned by us, and we benefit from all gains and bear the risk of all losses resulting from deposits of these funds. Additionally, in April 2009, we, with the agreement of Mr. Ehrlich, funded an additional portion of his severance security by means of issuing to him, in trust, restricted stock having a value (based on the closing price of our stock on the Nasdaq Stock Market on the date on which Mr. Ehrlich and our board of directors agreed on this arrangement) of $240,000, a total of 328,767 shares. We agreed with Mr. Ehrlich that the economic risk of gain or loss on these shares is to be borne by Mr. Ehrlich. Should Mr. Ehrlich leave our employ under circumstances in which he is not entitled to his severance package (primarily, termination for Cause as defined in his employment agreement), these shares would be returned to us for cancellation.

Steven Esses

Mr. Esses is party to an employment agreement with EFL and guaranteed by us executed in April 2008, effective as of January 1, 2008. The term of this employment agreement as extended expires on December 31, 2011.

The employment agreement provides for a base salary of NIS 53,023.50 per month (approximately $13,787 at the rate of exchange in effect on January 1, 2008), with an automatic annual 6% increase to adjust for inflation. Mr. Esses waived his inflation adjustment for 2008. Additionally, the board may at its discretion raise Mr. Esses’s base salary. The agreement also provides for a stock retention bonus of 200,000 shares of restricted stock, vesting (i) 25,000 shares on December 31, 2008, 25,000 shares on December 31, 2009, and 75,000 shares on December 31, 2010, with each such vesting being contingent solely on Mr. Esses being employed by us on the scheduled vesting date, and (ii) 25,000 shares on December 31, 2008, 25,000 shares on December 31, 2009, and 25,000 shares on December 31, 2010, with each such vesting being contingent on Mr. Esses being employed by us on the scheduled vesting date and on performance criteria to be established by the Compensation Committee of our Board of Directors. We did not achieve the share vesting targets set by the Compensation Committee for 2008 or 2009, and accordingly the 25,000 performance shares for each of 2008 and 2009 were not vested. The agreement further provides for a cash retention bonus of NIS 900,000 (approximately $234,000 at the rate of exchange in effect on January 1, 2008).

The employment agreement provides that if the results we actually attain in a given year are at least 90% of the amount we budgeted at the beginning of the year, we will pay a bonus, on a sliding scale, in an amount equal to a minimum of 20% of Mr. Esses’s annual base salary then in effect, up to a maximum of 75% of his annual base salary then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year. For 2008 and 2009, the Compensation Committee choose financial targets for determining eligibility for the above-referenced cash incentive bonus that are determined 50% on the achievement of set budgetary forecast targets for revenue growth and 50% on the achievement of set budgetary forecast targets for adjusted EBITDA, a non-GAAP measurement. We did not achieve the bonus targets set by the Compensation Committee for 2008, and accordingly the incentive bonus for 2008 was not paid. We did achieve the bonus targets set by the Compensation Committee for 2009, and accordingly the incentive bonus for 2009 was paid. New bonus targets will be chosen for 2010 based upon future budgetary forecasts.

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

A table describing the payments that would have been due to Mr. Esses under his employment agreement had Mr. Esses’s employment with us been terminated at the end of 2009 under various circumstances appears under “Potential Payments and Benefits upon Termination of Employment – Steven Esses,” below.

Pursuant to the terms of our employment agreement with Mr. Esses, funds to secure payment of Mr. Esses’s contractual severance are to be deposited into accounts for his benefit, with payments to be made pursuant to an agreed-upon schedule. These accounts are in our name and continue to be owned by us, and we benefit from all gains and bear the risk of all losses resulting from deposits of these funds. Additionally, in April 2009, we, with the agreement of Mr. Esses, funded an additional portion of his severance security by means of issuing to him, in trust, restricted stock having a value (based on the closing price of our stock on the Nasdaq Stock Market on the date on which Mr. Esses and our board of directors agreed on this arrangement) of $200,000, a total of 273,973 shares. We agreed with Mr. Esses that the economic risk of gain or loss on these shares is to be borne by Mr. Esses. Should Mr. Esses leave our employ under circumstances in which he is not entitled to his severance package (primarily, termination for Cause as defined in his employment agreement), these shares would be returned to us for cancellation.

See also “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

Thomas J. Paup

Mr. Paup is party to an amended and restated employment agreement with us executed in April 2008, effective as of January 1, 2008, having a term running until December 31, 2011. Under the terms of his employment agreement, Mr. Paup is entitled to receive a base salary of $160,000 per annum, with increases of 6% per year thereafter to take account of inflation, and will be eligible for a bonus with a target equal to between 20% and 50% of the base salary. The actual bonus payout shall be determined based upon the Company’s achievement level against financial and performance objectives determined by the Compensation Committee of our Board of Directors. We did not achieve the bonus targets set by the Compensation Committee for 2008, and accordingly the incentive bonus for 2008 was not paid. We did achieve the bonus targets set by the Compensation Committee for 2009, and accordingly the incentive bonus for 2009 was paid. New bonus targets will be chosen for 2010 based upon future budgetary forecasts.

The agreement also provides for a stock retention bonus of 65,000 shares of restricted stock, vesting (i) 10,834 shares on December 31, 2008, 10,833 shares on December 31, 2009, and 10,833 shares on December 31, 2010, with each such vesting being contingent solely on Mr. Paup being employed by us on the scheduled vesting date, and (ii) 10,834 shares on December 31, 2008, 10,833 shares on December 31, 2009, and 10,833 shares on December 31, 2010, with each such vesting being contingent on Mr. Paup being employed by us on the scheduled vesting date and on performance criteria to be established by the Compensation Committee of our Board of Directors. We did not achieve the share vesting targets set by the Compensation Committee for 2008 or 2009, and accordingly the 10,834 performance shares for each of 2008 and 2009 were not vested. Mr. Paup’s employment agreement provides that if we terminate his agreement other than for cause (defined as conviction of certain crimes, willful failure to carry out directives of our board of directors or gross negligence or willful misconduct), we must pay Mr. Paup severance in an amount of four times his monthly salary plus an additional two months’ salary for every year worked during the term of his agreement, with the maximum severance payable of one year’s salary; these payments are doubled in the event of termination by reason of a change of control. Additionally, in respect of any termination due to a change of control, all outstanding options and all restricted shares will be fully vested. Restricted shares that have vested prior to the date of termination are not forfeited under any circumstances, including termination for Cause.

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

Potential Payments and Benefits upon Termination of Employment

This section sets forth in tabular form quantitative disclosure regarding estimated payments and other benefits that would have been received by certain of our executive officers if their employment had terminated on December 31, 2009 (the last business day of the fiscal year).

For a narrative description of the severance and change in control arrangements in the employment contracts of Messrs. Ehrlich, Esses and Paup, see “– Employment Contracts,” above. Each of Messrs. Ehrlich and Esses will be eligible to receive severance payments in excess of accrued but unpaid items only if he signs a general release of claims.

Robert S. Ehrlich

The following table describes the potential payments and benefits upon employment termination for Robert S. Ehrlich, our Chairman and Chief Executive Officer, pursuant to applicable law and the terms of his employment agreement with us, as if his employment had terminated on December 31, 2009 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

ROBERT S. EHRLICH
Payments and Benefits	Death or Disability(1)	Cause(2)	Good Reason(3)	Change of Control(4)	Termination at Will(5)	Other Employee Termination(6)
Accrued but unpaid:
Base salary	$33,333	$33,333	$33,333	$33,333	$33,333	$33,333
Vacation	106,218	106,218	106,218	106,218	106,218	106,218
Recuperation pay(7)	375	375	375	375	375	375
Benefits:
Manager’s insurance(8)	5,277	5,277	5,277	5,277	5,277	5,277
Continuing education fund(9)	2,500	2,500	2,500	2,500	2,500	2,500
Tax gross-up on automobile	1,463	–	1,463	1,463	1,463	–
Contractual severance	1,625,400	–	1,625,400	1,625,400	1,625,400	–
Statutory severance(10)	787,937	–	787,937	787,937	787,937	–
Accelerated vesting of restricted stock	68,000	–	68,000	68,000	–	–
TOTAL:	$2,630,503	$147,703	$2,630,503	$2,630,503	$2,562,503	$147,703

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

(3)
“Good Reason” is defined in Mr. Ehrlich’s employment agreement as (i) a change in Mr. Ehrlich’s status, title, position or responsibilities which, in Mr. Ehrlich’s reasonable judgment, represents a reduction or demotion in his status, title, position or responsibilities as in effect immediately prior thereto; (ii) a reduction in Mr. Ehrlich’s base salary; (iii) the failure by us to continue in effect any material compensation or benefit plan in which Mr. Ehrlich is participating; (iv) our insolvency or the filing (by any party, including us) of a petition for our winding-up; (v) any material breach by us of any provision of Mr. Ehrlich’s employment agreement; (vi) any purported termination of Mr. Ehrlich’s employment for cause by us which does not comply with the terms of Mr. Ehrlich’s employment agreement; and (vii) any movement of the location where Mr. Ehrlich is generally to render his services to us from the Jerusalem/Tel Aviv area of Israel.

(4)
“Change of Control” is defined in Mr. Ehrlich’s employment agreement as (i) the acquisition (other than from us in any public offering or private placement of equity securities) by any person or entity of beneficial ownership of 20% or more of the combined voting power of our then-outstanding voting securities; or (ii) individuals who, as of January 1, 2000, were members of our Board of Directors (the “Original Board”), together with individuals approved by a vote of at least 2/3 of the individuals who were members of the Original Board and are then still members of our Board, cease for any reason to constitute at least 1/3 of our Board; or (iii) approval by our shareholders of a complete winding-up or an agreement for the sale or other disposition of all or substantially all of our assets.

(5)
“Termination at Will” is defined in Mr. Ehrlich’s employment agreement as Mr. Ehrlich terminating his employment with us on written notice of at least 120 days in advance of the effective date of such termination.

(6)	“Other Employee Termination” means a termination by Mr. Ehrlich of his employment without giving us the advance notice of 120 days needed to make such a termination qualify as a “Termination at Will.”
(7)	Pursuant to Israeli law and our customary practice, we pay Mr. Ehrlich in July of each year the equivalent of ten days’ “recuperation pay” at the statutory rate of NIS 340 (approximately $90) per day.
(8)
Payments to managers’ insurance, a benefit customarily given to senior executives in Israel, come to a total of 15.83% of base salary, consisting of 8.33% for payments to a fund to secure payment of statutory severance obligations, 5% for pension and 2.5% for disability. The managers’ insurance funds reflected in the table do not include the 8.33% payments to a fund to secure payment of statutory severance obligations with respect to amounts paid prior to December 31, 2009, which funds are reflected in the table under the “Statutory severance” heading.

(9)
Pursuant to Israeli law, we must contribute an amount equal to 7.5% of Mr. Ehrlich’s base salary to a continuing education fund, up to the permissible tax-exempt salary ceiling according to the income tax regulations in effect from time to time. At December 31, 2009, the ceiling then in effect was NIS 15,712 (approximately $4,133). In Mr. Ehrlich’s case, we have customarily contributed to his continuing education fund in excess of the tax-exempt ceiling, and then reimbursed Mr. Ehrlich for the tax. The sums in the table reflect this additional contribution and the resultant tax reimbursement.

(10)	Under Israeli law, employees terminated other than for cause receive severance in the amount of one month’s base salary for each year of work, at their salary rate at the date of termination.

Steven Esses

The following table describes the potential payments and benefits upon employment termination for Steven Esses, our President and Chief Operating Officer, pursuant to applicable law and the terms of his employment agreement with us, as if his employment had terminated on December 31, 2009 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

See also “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

STEVEN ESSES
Payments and Benefits	Non- Renewal(1)	Death or Disability(2)	Cause(3)	Good Reason(4)	Change of Control(5)	Change of Location(6)	Retirement(7)	Early Retirement(8)	Other Employee Termination(9)
Accrued but unpaid(10):
Base salary	$11,783	$11,783	$11,783	$11,783	$11,783	$11,783	$11,783	$11,783	$11,783
Vacation	68,455	68,455	68,455	68,455	68,455	68,455	68,455	68,455	68,455
Sick leave(11)	17,455	17,455	17,455	17,455	17,455	17,455	17,455	17,455	17,455
Recuperation pay(12)	263	263	263	263	263	263	263	263	263
Benefits:
Manager’s insurance(13)	1,866	1,866	1,866	1,866	1,866	1,866	1,866	1,866	1,866
Continuing education fund(14)	844	844	844	844	844	844	844	844	844
Tax gross-up on automobile	1,450	1,450	–	1,450	1,450	1,450	1,450	1,450	–
Contractual severance	356,432	356,432	–	356,432	356,432	356,432	356,432	356,432	–
Statutory severance(15)	85,484	85,484	–	85,484	85,484	85,484	85,484	85,484	–
Benefits	75,000	75,000	–	75,000	150,000	150,000	150,000	150,000	–
TOTAL:	$619,032	$619,032	$100,666	$619,032	$694,032	$694,032	$694,032	$694,032	$100,666

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

(4)
“Good Reason” is defined in Mr. Esses’s employment agreement as (i) a change in (a) Mr. Esses’s status, title, position or responsibilities which, in Mr. Esses’s reasonable judgment, represents a reduction or demotion in his status, title, position or responsibilities as in effect immediately prior thereto, or (b) in the primary location from which Mr. Esses shall have conducted his business activities during the 60 days prior to such change; or (ii) a reduction in Mr. Esses’s base salary; (iii) the failure by us to continue in effect any material compensation or benefit plan in which Mr. Esses is participating; (iv) our insolvency or the filing (by any party, including us) of a petition for our winding-up; (v) any material breach by us of any provision of Mr. Esses’s employment agreement; and (vi) any purported termination of Mr. Esses’s employment for cause by us which does not comply with the terms of Mr. Esses’s employment agreement.

(5)
“Change of Control” is defined in Mr. Esses’s employment agreement as (i) the acquisition (other than from us in any public offering or private placement of equity securities) by any person or entity of beneficial ownership of 30% or more of the combined voting power of our then-outstanding voting securities; or (ii) individuals who, as of January 1, 2000, were members of our Board of Directors (the “Original Board”), together with individuals approved by a vote of at least 2/3 of the individuals who were members of the Original Board and are then still members of our Board, cease for any reason to constitute at least 1/3 of our Board; or (iii) approval by our shareholders of a complete winding-up or an agreement for the sale or other disposition of all or substantially all of our assets.

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

(10)
Does not include a total of $24,756 in accrued but unpaid consulting fees due at December 31, 2009 to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

(11)	Limited to an aggregate of 30 days.
(12)	Pursuant to Israeli law and our customary practice, we pay Mr. Esses in July of each year the equivalent of six days’ “recuperation pay” at the statutory rate of NIS 340 (approximately $90) per day.
(13)
Payments to managers’ insurance, a benefit customarily given to senior executives in Israel, come to a total of 15.83% of base salary, consisting of 8.33% for payments to a fund to secure payment of statutory severance obligations, 5% for pension and 2.5% for disability. The managers’ insurance funds reflected in the table do not include the 8.33% payments to a fund to secure payment of statutory severance obligations with respect to amounts paid prior to December 31, 2009, which funds are reflected in the table under the “Statutory severance” heading.

(14)
Pursuant to Israeli law, we must contribute an amount equal to 7.5% of Mr. Esses’s base salary to a continuing education fund, up to the permissible tax-exempt salary ceiling according to the income tax regulations in effect from time to time. At December 31, 2009, the ceiling then in effect was NIS 15,712 (approximately $4,350). In Mr. Esses’s case, we have customarily contributed to his continuing education fund in excess of the tax-exempt ceiling, and then reimbursed Mr. Esses for the tax. The sums in the table reflect this additional contribution and the resultant tax reimbursement.

(15)	Under Israeli law, employees terminated other than for cause receive severance in the amount of one month’s base salary for each year of work, at their salary rate at the date of termination.

Thomas J. Paup

The following table describes the potential payments and benefits upon employment termination for Thomas J. Paup, our Vice President – Finance and Chief Financial Officer, pursuant to applicable law and the terms of his employment agreement with us, as if his employment had terminated on December 31, 2009 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

THOMAS J. PAUP
Payments and Benefits	Death or Disability(1)	Cause(2)	Change of Control(3)	Non-Renewal(4)
Accrued but unpaid:
Base salary	$7,067	$7,067	$7,067	$7,067
Vacation	11,077	11,077	11,077	11,077
Contractual severance	–	–	169,600	84,800
TOTAL:	$18,144	$18,144	$187,744	$102,944

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

(3)
“Change of Control” is defined in Mr. Paup’s employment agreement as (i) the acquisition (other than from us in any public offering or private placement of equity securities) by any person or entity of beneficial ownership of 30% or more of the combined voting power of our then-outstanding voting securities; or (ii) individuals who, as of December 31, 2007, were members of our Board of Directors (the “Original Board”), together with individuals approved by a vote of at least 2/3 of the individuals who were members of the Original Board and are then still members of our Board, cease for any reason to constitute at least 1/3 of our Board; or (iii) approval by our shareholders of a complete winding-up or an agreement for the sale or other disposition of all or substantially all of our assets.

(4)	“Non-Renewal” is defined in Mr. Paup’s employment agreement as Mr. Paup terminating his employment with us on written notice of at least 120 days in advance of the effective date of such termination.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the security ownership, as of February 28, 2010, of those persons owning of record or known by us to own beneficially more than 5% of our common stock and of each of our Named Executive Officers and directors, and the shares of common stock held by all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)(3)		Percentage of Total Shares Outstanding(3)
Robert S. Ehrlich	935,160	(4)	6.5%
Steven Esses	698,257	(5)	4.8%
Thomas J. Paup	150,000	(6)	*
Dr. Jay M. Eastman	29,661	(7)	*
Edward J. Borey	30,803	(8)	*
Prof. Seymour Jones	29,661	(9)	*
Elliot Sloyer	62,951	(10)	*
Michael E. Marrus	32,951	(11)	*
Arthur S. Leibowitz	14,970	(12)	*
All of our directors and executive officers as a group (9 persons)	1,985,014	(13)	13.7%

*	Less than one percent.
(1)	The address of each named beneficial owner is in care of Arotech Corporation, 1229 Oak Valley Drive, Ann Arbor, Michigan 48108.
(2)
Unless otherwise indicated in these footnotes, each of the persons or entities named in the table has sole voting and sole investment power with respect to all shares shown as beneficially owned by that person, subject to applicable community property laws.

(3)
Based on 14,429,159 shares of common stock outstanding as of February 28, 2010. For purposes of determining beneficial ownership of our common stock, owners of options exercisable within sixty days are considered to be the beneficial owners of the shares of common stock for which such securities are exercisable. The percentage ownership of the outstanding common stock reported herein is based on the assumption (expressly required by the applicable rules of the Securities and Exchange Commission) that only the person whose ownership is being reported has exercised his options for shares of common stock.

(4)
Consists of 529,333 shares held directly by Mr. Ehrlich, 40,000 shares of unvested restricted stock, 328,767 shares held as part of a trust securing the payment of Mr. Ehrlich’s severance package pursuant to the terms of our employment agreement with him, 3,571 shares held by Mr. Ehrlich’s wife (in which shares Mr. Ehrlich disclaims beneficial ownership), 11,527 shares held in Mr. Ehrlich’s pension plan, and 21,962 shares issuable upon exercise of options exercisable within 60 days of February 28, 2010.

(5)
Consists of 251,785 shares held directly by Mr. Esses, 170,000 shares of unvested restricted stock (the vesting of 25,000 of which is subject to future performance criteria), 273,973 shares held as part of a trust securing the payment of Mr. Esses’s severance package pursuant to the terms of our employment agreement with him, and 2,499 shares issuable upon exercise of options exercisable within 60 days of February 28, 2010.

(6)
Consists of 74,666 shares held directly by Mr. Paup, 21,666 shares of unvested restricted stock (the vesting of 10,833 of which is subject to future performance criteria), and 21,458 unvested restricted stock units.

(7)	Consists of 5,122 shares owned directly by Dr. Eastman and 24,539 shares of unvested restricted stock.
(8)	Consists of 6,264 shares owned directly by Mr. Borey and 24,539 shares of unvested restricted stock.
(9)	Consists of 5,122 shares owned directly by Prof. Jones and 24,539 shares of unvested restricted stock.
(10)	Consists of 37,315 shares owned directly by Mr. Sloyer and 25,636 shares of unvested restricted stock.
(11)	Consists of 7,315 shares owned directly by Mr. Marrus and 25,636 shares of unvested restricted stock.
(12)	Consists of 14,970 shares of unvested restricted stock.
(13)
Includes 24,461 shares issuable upon exercise of options exercisable within 60 days of February 28, 2010, 371,525 shares of unvested restricted stock (the vesting of 35,833 of which is subject to future performance criteria), 602,740 shares of restricted stock held as part of trusts securing payment of severance, and 21,458 unvested restricted stock units.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2009, with respect to our 2004, 2007 and 2009 equity compensation plans, as well as any other stock options and warrants previously issued by us (including individual compensation arrangements) as compensation for goods and services:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	784,274	$3.97	5,195,921

(1)
For a description of the material features of grants of options and warrants other than options granted under our employee stock option plans, see Note 13.c. of the Notes to the Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Officer Loans

On December 3, 1999, Robert S. Ehrlich purchased 8,928 shares of our common stock out of our treasury at the closing price of the common stock on December 2, 1999. Payment was rendered by Mr. Ehrlich in the form of non-recourse promissory notes due in 2009 in the amount of $167,975, bearing simple annual interest at a rate of 2%, secured by the shares of common stock purchased and other shares of common stock previously held by him. As of December 31, 2009, the aggregate amount outstanding pursuant to these promissory notes from Mr. Ehrlich and a former employee with the same arrangement were $403,141, which were not repaid and were therefore written off to paid in capital in the fourth quarter of 2009.  Pursuant to the terms of the note, the shares of stock securing the note were returned to the Company.

On February 9, 2000, Mr. Ehrlich exercised 9,404 stock options. Mr. Ehrlich paid the exercise price of the stock options and certain taxes that we paid on his behalf by giving us a non-recourse promissory note due in 2025 in the amount of $329,163, bearing annual interest at 1% over the then-current federal funds rate announced from time to time by the Wall Street Journal, secured by the shares of our common stock acquired through the exercise of the options and certain compensation due to Mr. Ehrlich upon termination. As of December 31, 2009, the aggregate amount outstanding pursuant to this promissory note was $452,995. Again, there is a former employee with the same arrangement.

On June 10, 2002, Mr. Ehrlich exercised 3,571 stock options. Mr. Ehrlich paid the exercise price of the stock options by giving us a non-recourse promissory note due in 2012 in the amount of $36,500, bearing simple annual interest at a rate equal to the lesser of (i) 5.75%, and (ii) 1% over the then-current federal funds rate announced from time to time, secured by the shares of our common stock acquired through the exercise of the options. As of December 31, 2009, the aggregate amount outstanding pursuant to this promissory note was $46,593.

Consulting Agreement with Sampen Corporation

We have a consulting agreement with Sampen Corporation that we executed in March 2005, effective as of January 1, 2005. Sampen is a New York corporation owned by members of Steven Esses’s immediate family, and Mr. Esses is an employee of both the Company and of Sampen. The term of this consulting agreement as extended expires on December 31, 2010, and is extended automatically for additional terms of two years each unless either Sampen or we terminate the agreement sooner.

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

●
Audit Fees. Audit fees billed or expected to be billed to us by BDO for the audit of the financial statements included in our Annual Report on Form 10-K, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for the years ended December 31, 2009 and 2008 totaled approximately $315,000 and $514,000, respectively.

●
Audit-Related Fees. BDO billed us $10,000 and $23,000 for the fiscal years ended December 31, 2009 and 2008, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

●
Tax Fees. BDO billed or expected to bill us an aggregate of $25,000 for each of the fiscal years ended December 31, 2009 and 2008, for tax services, principally advice regarding the preparation of income tax returns.

●	All Other Fees. BDO did not provide additional services other than the services reported above.

Applicable law and regulations provide an exemption that permits certain services to be provided by our outside auditors even if they are not pre-approved. We have not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this report:

(1)	Financial Statements – See Index to Financial Statements on page 44 above and the financial pages following page 73 below.
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

(3)
Exhibits – The following Exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

	Exhibit No.	Description
(1)	3.1	Amended and Restated Certificate of Incorporation
(3)	3.1.1	Amendment to our Amended and Restated Certificate of Incorporation
(6)	3.1.2	Amendment to our Amended and Restated Certificate of Incorporation
(7)	3.1.3	Amendment to our Amended and Restated Certificate of Incorporation
(12)	3.1.4	Amendment to our Amended and Restated Certificate of Incorporation
(19)	3.1.5	Amendment to our Amended and Restated Certificate of Incorporation
(2)	3.2	Amended and Restated By-Laws
(7)	4.1	Specimen Certificate for shares of common stock, $.01 par value
(10)	10.1	Promissory Note dated December 3, 1999, from Robert S. Ehrlich to us
(10)	10.2	Promissory Note dated February 9, 2000, from Robert S. Ehrlich to us
(10)	10.3	Promissory Note dated January 12, 2001, from Robert S. Ehrlich to us
(4)	10.4	Agreement of Lease dated December 6, 2000 between Janet Nissim et al. and M.D.T. Protection (2000) Ltd. [English summary of Hebrew original]
(4)	10.5	Agreement of Lease dated August 22, 2001 between Aviod Building and Earthworks Company Ltd. et al. and M.D.T. Protective Industries Ltd. [English summary of Hebrew original]
(5)	10.6	Promissory Note dated July 1, 2002 from Robert S. Ehrlich to us
(5)	10.7	Lease dated April 8, 1997, between AMR Holdings, L.L.C. and FAAC Incorporated
† (7)	10.8	Consulting Agreement, effective as of January 1, 2005, between us and Sampen Corporation
† (13)	10.9	Fourth Amended and Restated Employment Agreement, dated April 16, 2007, between us, EFL and Robert S. Ehrlich
(17)	10.9.1	Amendment letter dated April 9, 2009 between us, EFL and Robert S. Ehrlich
(18)	10.9.2	Amendment letter dated April 19, 2009 between us, EFL and Robert S. Ehrlich

† (15)	10.10	Amended and Restated Employment Agreement, dated April 14, 2008 and effective as of January 1, 2008, between EFL and Steven Esses
(17)	10.10.1	Amendment letter dated April 9, 2009 between us, EFL and Steven Esses
(18)	10.10.2	Amendment letter dated April 19, 2009 between us, EFL and Steven Esses
(11)	10.11	Conversion Agreement dated April 7, 2006 between us and the Investors named therein
† (15)	10.12	Amended and Restated Employment Agreement between the Company and Thomas J. Paup dated April 14, 2008 and effective as of January 1, 2008
(17)	10.12.1	Amendment letter dated April 9, 2009 between us, EFL and Thomas J. Paup
(10)	10.13	Lease dated February 10, 2006 between Arbor Development Company LLC and FAAC Incorporated
(14)	10.14	Loan Agreement between FAAC Incorporated and Keybank National Association dated December 27, 2007
(14)	10.15	Security Agreement between us and Keybank National Association dated December 27, 2007
(14)	10.16	Guaranty from us to Keybank National Association dated December 27, 2007
* (15)	10.17	Agreement with Yossi Bar in respect of our purchase of the noncontrolling interest of M.D.T. Protective Industries Ltd. and MDT Armor Corporation dated January 15, 2008
(15)	10.18	Stock Purchase Agreement among FAAC Incorporated, Realtime Technologies Ltd. and Richard Romano dated February 4, 2008
(16)	10.19	Securities Purchase Agreement dated August 14, 2008 between us and the Investors named therein
(16)	10.20	Form of Senior Subordinated Note due August 15, 2011
(16)	10.21	Form of Warrant dated August 14, 2008
(16)	10.22	Convertible Note of DEI Services Corporation due December 31, 2009
(16)	10.23	Limited Guaranty, Pledge and Voting Agreement from the stockholders of DEI Services Corporation dated August 14, 2008
(9)	21.1	List of Subsidiaries of the Registrant
**	23.1	Consent of BDO Seidman, LLP
**	31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**	31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	English translation or summary from original Hebrew
**	Filed herewith
†	Includes management contracts and compensation plans and arrangements
(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-73256), which became effective on February 23, 1994
(2)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-97944), which became effective on February 5, 1996
(3)	Incorporated by reference to our Current Report on Form 8-K filed January 6, 2003
(4)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002
(5)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003
(6)	Incorporated by reference to our Current Report on Form 8-K filed July 15, 2004
(7)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
(9)	Incorporated by reference to our Current Report on Form 8-K filed January 5, 2006
(10)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005
(11)	Incorporated by reference to our Current Report on Form 8-K filed April 7, 2006
(12)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(13)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2006
(14)	Incorporated by reference to our Current Report on Form 8-K filed January 3, 2008
(15)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007
(16)	Incorporated by reference to our Current Report on Form 8-K filed August 15, 2008
(17)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2008
(18)	Incorporated by reference to our Current Report on Form 8-K filed April 20, 2009
(19)	Incorporated by reference to our Current Report on Form 8-K filed June 9, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AROTECH CORPORATION

By:	/s/ Robert S. Ehrlich
Name: Robert S. Ehrlich
Title: Chairman and Chief Executive Officer

Date:	March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert S. Ehrlich	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2010
Robert S. Ehrlich

/s/ Thomas J. Paup	Vice President – Finance (Principal Financial Officer)	March 31, 2010
Thomas J. Paup

/s/ Norman Johnson	Controller (Principal Accounting Officer)	March 31, 2010
Norman Johnson

/s/ Steven Esses	President, Chief Operating Officer and Director	March 31, 2010
Steven Esses

/s/ Jay M. Eastman	Director	March 31, 2010
Dr. Jay M. Eastman

	Director	March , 2010
Edward J. Borey

/s/ Seymour Jones	Director	March 31, 2010
Seymour Jones

	Director	March , 2010
Elliot Sloyer

	Director	March , 2010
Michael E. Marrus

/s/ Arthur S. Leibowitz	Director	March 31, 2010
Arthur S. Leibowitz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arotech Corporation:

Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of Arotech Corporation as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arotech Corporation and subsidiaries at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for warrants and the conversion option related to convertible notes due to the adoption of new accounting guidance regarding Determining Whether an Instrument is Indexed to an Entity’s Own Stock.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ BDO Siedman, LLP

Grand Rapids, Michigan

March 31, 2010

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In U.S. dollars

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,901,525	$4,301,359
Restricted cash	1,997,165	381,586
Available for sale marketable securities	–	49,204
Trade receivables (net of allowance for doubtful accounts in the amount of $47,000 and $19,000 as of December 31, 2009 and 2008, respectively)	14,010,974	19,346,084
Unbilled receivables	4,142,107	4,769,264
Other accounts receivable and prepaid expenses	2,825,202	3,625,955
Inventories	12,335,037	9,678,960
Total current assets	37,212,010	42,152,412
LONG TERM ASSETS:
Deferred tax assets	41,405	72,114
Severance pay fund	3,447,884	2,888,867
Other long term receivables	395,456	463,780
Property and equipment, net	4,624,833	5,058,263
Investment in affiliated company	67,018	40,987
Other intangible assets, net	6,025,600	6,867,873
Goodwill	32,303,673	32,250,503
Total long term assets	46,905,869	47,642,387
Total assets	$84,117,879	$89,794,799

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In U.S. dollars

	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$5,149,243	$9,664,558
Other accounts payable and accrued expenses	6,239,436	5,858,959
Current portion of capitalized leases	45,911	62,833
Current portion of long term debt	1,902,097	1,861,187
Short term bank credit	4,074,890	3,607,890
Deferred revenues	4,434,093	3,789,020
Total current liabilities	21,845,670	24,844,447
LONG TERM LIABILITIES
Accrued severance pay	4,985,011	5,161,448
Long term portion of capitalized leases	52,021	122,090
Long term debt	2,270,152	3,866,727
Deferred tax liability	2,990,000	2,430,000
Other long term liabilities	555,220	146,738
Total long-term liabilities	10,852,404	11,727,003
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each;
Authorized: 50,000,000 shares and 250,000,000 shares as of December 31, 2009 and 2008, respectively; Issued and outstanding: 14,405,948 shares and 13,637,639 shares as of December 31, 2009 and 2008, respectively	144,060	136,377
Preferred shares – $0.01 par value each ;
Authorized: 1,000,000 shares as of December 31, 2009 and 2008; No shares issued and outstanding as of December 31, 2009 and 2008	–	–
Additional paid-in capital	220,481,911	220,124,075
Accumulated deficit	(169,788,022)	(167,205,514)
Notes receivable from stockholders	(954,647)	(1,357,788)
Accumulated other comprehensive income	1,536,503	1,526,199
Total stockholders’ equity	51,419,805	53,223,349
Total liabilities and stockholders’ equity	$84,117,879	$89,794,799

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

In U.S. dollars

	December 31,
	2009	2008
Revenues	$74,534,451	$68,948,969

Cost of revenues, exclusive of amortization of intangibles	54,414,921	50,177,909
Research and development	1,326,755	1,657,668
Selling and marketing expenses	4,868,498	4,699,870
General and administrative expenses	12,298,595	14,093,764
Amortization of intangible assets and capitalized software	1,458,802	1,735,548
Escrow adjustment	–	(1,448,074)
Total operating costs and expenses	74,367,571	70,916,685

Operating profit (loss)	166,880	(1,967,716)

Other income	85,662	422,883
Allowance for settlements	(1,250,000)	–
Financial expenses, net	(1,251,385)	(814,089)
Total other expenses	(2,415,723)	(391,206)
Loss before earnings from affiliated company and income tax expenses	(2,248,843)	(2,358,922)

Loss from affiliated company	–	(452,166)
Income tax expenses	(804,966)	(1,026,868)
Net loss	$(3,053,809)	$(3,837,956)

Basic and diluted net loss per share	$(0.24)	$(0.30)

Weighted average number of shares used in computing basic and diluted net loss per share	12,777,867	12,605,786

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In U.S. dollars

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Notes receivable from stockholders	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)	Total stockholders’ equity
Balance as of January 1, 2008	13,544,819	$135,448	$218,551,110	$(163,367,558)	$(1,333,833)	$1,501,441	$–	$55,486,608
Issuance of warrants	–	–	412,300	–	–	–	–	412,300
Stock based compensation	–	–	1,039,270	–	–	–	–	1,039,270
Restricted stock issued	38,472	385	(385)	–	–	–	–	–
Issuance of stock for acquisition	54,348	544	97,825	–	–	–	–	98,369
Interest accrued on notes receivable from shareholders	–	–	23,955	–	(23,955)	–	–	–
Other comprehensive income – foreign currency translation adjustment	–	–	–	–	–	23,103	23,103	23,103
Other comprehensive income – unrealized gain on available for sale marketable securities	–	–	–	–	–	1,655	1,655	1,655
Net loss	–	–	–	(3,837,956)	–	–	(3,837,956)	(3,837,956)
Total comprehensive loss							$(3,813,198)
Balance as of December 31, 2008	13,637,639	$136,377	$220,124,075	$(167,205,514)	$(1,357,788)	$1,526,199		$53,223,349

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
In U.S. dollars

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Notes receivable from stockholders	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)	Total stockholders’ equity
Balance as of December 31, 2008	13,637,639	$136,377	$220,124,075	$(167,205,514)	$(1,357,788)	$1,526,199	$–	$53,223,349
ASC 815-40 cumulative adjustment	–	–	(412,300)	471,301	–	–	–	59,001
Balance as of January 1, 2009	13,637,639	136,377	219,711,775	(166,734,213)	(1,357,788)	1,526,199	–	53,282,350
Treasury stock purchase and retirement	(447,358)	(4,474)	(559,082)	–	–	–	–	(563,556)
Conversion of convertible notes	220,017	2,200	453,044	–	–	–	–	455,244
Stock based compensation	–	–	849,272	–	–	–	–	849,272
Restricted stock issued	412,622	4,126	(4,126)	–	–	–	–	–
Forfeitures of prior stock awards	(19,712)	(197)	197	–	–	–	–	–
Issuance of stock in lieu of funding severance	602,740	6,028	433,972	–	–	–	–	440,000
Write-down of shareholder loans	–	–	(403,141)	–	403,141	–	–	–
Other comprehensive income – foreign currency translation adjustment	–	–	–	–	–	10,304	10,304	10,304
Net loss	–	–	–	(3,053,809)	–	–	(3,053,809)	(3,053,809)
Total comprehensive loss							$(3,043,505)
Balance as of December 31, 2009	14,405,948	$144,060	$220,481,911	$(169,788,022)	$(954,647)	$1,536,503		$51,419,805

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In U.S. dollars

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,053,809)	$(3,837,956)
Adjustments required to reconcile net loss to net cash (used in) provided by operating activities:
Loss from affiliated companies	–	452,168
Depreciation	1,260,458	1,246,238
Amortization of intangible assets and capitalized software costs	1,458,802	1,735,548
Amortization of debt discount	269,801	51,537
Increase in escrow receivable	–	(1,845,977)
Compensation related to shares issued to employees, consultants and directors	849,272	1,039,270
Adjustment to value of warrants and embedded features on the senior convertible notes	341,916	–
Capital loss from sale of property and equipment	(14,640)	(11,379)
Deferred tax expense	590,709	570,595
Allowances for settlements	1,250,000	–
Changes in operating assets and liabilities, excluding effect of business acquisition:
Accrued (deferred) severance pay, net	(295,454)	234,390
Trade receivables	5,335,110	(4,570,057)
Other accounts receivable and prepaid expenses	369,077	234,402
Inventories	(2,656,077)	(1,760,946)
Unbilled receivables	627,157	(1,432,369)
Deferred revenues	645,073	885,854
Trade payables	(4,515,315)	5,420,310
Other accounts payable and accrued expenses	(442,130)	911,112
Net cash provided by (used in) operating activities	2,019,950	(677,260)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of investment grants received from the State of Israel	(896,972)	(1,191,822)
Convertible note purchased from unaffiliated entity	–	(2,500,000)
Additions to capitalized software development	(680,398)	–
Proceeds from escrow settlement	–	3,325,803
Acquisition of subsidiary, net of cash acquired	–	(1,037,884)
Acquisition of noncontrolling interest	–	(660,500)
Investment in affiliated company	(26,031)	(140,987)
Repayment of promissory notes related to acquisition of subsidiaries	–	(151,450)
Proceeds from sale of property and equipment	84,584	87,521
Proceeds from sales of marketable securities	49,947	–
Increase in restricted cash	(1,616,322)	(63,331)
Net cash provided by (used in) investing activities s	(3,085,192)	(2,332,650)
FORWARD	$(1,065,242)	$(3,009,910)

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. dollars

	2009	2008
FORWARD	$(1,065,242)	$(3,009,910)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	(1,259,039)	(166,165)
Increase (decrease) in short term bank credit	467,000	(950,000)
Increase in long term debt	–	5,000,000
Purchase of treasury stock	(563,556)	–
Net cash provided by (used in) financing activities	(1,355,595)	3,883,835
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,420,837)	873,925
CASH ACCRETION (EROSION) DUE TO EXCHANGE RATE DIFFERENCES	21,003	(20,237)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	4,301,359	3,447,671
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$1,901,525	$4,301,359
SUPPLEMENTARY INFORMATION ON NON-CASH AND OTHER TRANSACTIONS:
Stock issued for acquisition	$–	$100,000
Assets recorded for capital lease addition	$–	$106,029
Interest paid during the year	$671,356	$455,051
Taxes on income paid during the year	$162,774	$333,144
Relative fair value of warrants issued in connections with convertible note	$–	$412,300
Note conversion to common stock	$455,244	$–
Write-off of non-recourse shareholder loans	$403,141	$–
Issuance of stock in lieu of funding severance	$440,000	$–

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:–                      GENERAL

a.                 Corporate structure:

Arotech Corporation (“Arotech”) and its wholly-owned subsidiaries (the “Company”) provide defense and security products for the military, law enforcement and homeland security markets, including advanced zinc-air and lithium batteries and chargers, multimedia interactive simulators/trainers and lightweight vehicle armoring. The Company operates primarily through its wholly-owned subsidiaries FAAC Incorporated (“FAAC”), based in Ann Arbor, Michigan and Royal Oak, Michigan; MDT Protective Industries, Ltd. (“MDT”), based in Lod, Israel; MDT Armor Corporation (“MDT Armor”), based in Auburn, Alabama; Electric Fuel Battery Corporation (“EFB”), based in Auburn, Alabama; Electric Fuel Ltd. (“EFL”), based in Beit Shemesh, Israel; and Epsilor Electronic Industries, Ltd. (“Epsilor”), based in Dimona, Israel. The Company’s former subsidiaries Armour of America Incorporated (“AoA”) and Realtime Technologies, Inc. (“RTI”) have been merged into MDT Armor and FAAC, respectively.

b.                 Acquisition of FAAC:

The Company had a contingent earnout obligation in an amount equal to the net income realized by the Company from certain specific programs that were identified by the Company and the former shareholders of FAAC as appropriate targets for revenue increases in 2005. The $151,450 shown as promissory notes in the 2007 balance sheet is the portion of the 2006 earnout that was paid in equal installments that started in January 2007 and was fully paid in June 2008. The promissory note was non-interest bearing.

c.                 Acquisition of AoA:

The total purchase price consisted of $19,000,000 in cash, with additional possible earn-outs if AoA was awarded certain material contracts. In 2005 and 2007, the Company recorded impairments of goodwill and intangibles totaling $12.6 million. Additionally, in connection with the Company’s acquisition of AoA, the Company had a contingent earnout obligation in an amount equal to the revenues AoA realized from certain specific programs that were identified by the Company and the seller of AoA (“Seller”) as appropriate targets for revenue increases. As of December 31, 2006, the Company had reduced the $3.0 million escrow held by the Seller by approximately $1,520,000 for a putative claim against such escrow in respect of such earnout obligation.

On March 20, 2007, the Company filed a Demand for Arbitration with the American Arbitration Association against the Seller. In February 2008, the arbitration panel issued a decision denying the Seller’s counterclaims in respect of the Company’s earnout obligation, granting the Seller’s counterclaim for $70,000 in compensation, and awarding the Company the entire $3.0 million escrow, along with $135,000 in attorneys’ fees and interest of approximately $325,000. The net impact of the settlement was a gain to the Company of approximately $1.8 million, which included an escrow adjustment in the first quarter 2008 of $1.4 million and approximately $398,000 in interest and net legal fees. This award was paid to the Company in April 2008, and the time for the Seller to move to vacate or modify this award has now expired.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:–                      GENERAL (Cont.)

d.                 Purchase of the Noncontrolling Interest in MDT and MDT Armor

In January 2008, the Company purchased the minority shareholder’s 24.5% interest in MDT Protective Industries Ltd. (“MDT”) and his 12.0% interest in MDT Armor Corporation (“MDT Armor”), as well as settling all outstanding disputes regarding severance payments, in exchange for a total of $1.0 million that was paid in cash. The purchase was treated as a step acquisition using the purchase method of accounting. The Company evaluated the purchase price and identified $607,100 in goodwill and workforce intangibles with an indefinite life. The Company also identified $53,400 as an intangible asset related to its customer list with a useful life of four years. The remaining balance of $339,500 was expensed in the first quarter of 2008.

e.                 Acquisition of Realtime Technologies, Inc.

In February 2008, the Company’s FAAC subsidiary acquired all of the outstanding stock of Realtime Technologies, Inc. (“RTI”), a privately-owned corporation headquartered in Royal Oak, Michigan, for a total of approximately $1,387,000, including $1,250,000 in cash, $100,000 in Company stock (54,348 shares) and approximately $37,000 in legal fees along with a contingent earnout of $250,000 that was earned in 2008 and recorded as compensation expense. RTI specializes in multi-body vehicle dynamics modeling and graphical simulation solutions. RTI’s product portfolio provides FAAC with the opportunity to economically add new features to the driver training products marketed by FAAC.

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

f.                 Impairment of goodwill and other intangible assets:

Goodwill is tested for impairment at least annually and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value of the Company’s reporting units with their carrying value. All of the Company’s reporting units have goodwill subject to annual testing. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates and weighted average cost of capital. In both 2009 and 2008, the Company evaluated all goodwill at mid-year and determined that there was no impairment.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:–                      GENERAL (Cont.)

The Company completed its annual goodwill impairment review using the financial results as of the quarter ended June 30, 2009. Although the cumulative book value of the Company’s reporting units exceeded the Company’s market value as of the impairment review, management nevertheless determined that the fair value of the respective reporting units exceeded their respective carrying values, and therefore, there would be no impairment charges relating to goodwill. Several factors contributed to this determination:

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

In view of the above factors, management felt that in the current market the Company’s stock was undervalued, especially when compared to the estimated future cash flows of the underlying entities.

The Company’s long-lived assets and amortizable identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

g.                 Related parties

The Company has had a consulting agreement with Sampen Corporation since 2005. Sampen is a New York corporation owned by members of the immediate family of one of the Company’s executive officers, and this executive officer is an employee of both the Company and of Sampen. The term of this consulting agreement was extended automatically for additional term of two years until December 31, 2010, unless either Sampen or the Company terminates the agreement sooner.

Pursuant to the terms of the Company’s agreement with Sampen, Sampen provides one of its employees to the Company for such employee to serve as the Company’s Chief Operating Officer. The Company pays Sampen $12,800 per month, plus an annual bonus, on a sliding scale, in an amount equal to a minimum of 20% of Sampen’s annual base compensation then in effect, up to a maximum of 75% of its annual base compensation then in effect if the results the Company actually attained for the year in question are 120% or more of the amount the Company budgeted at the beginning of the year. The Company also pays Sampen, to cover the cost of the Company’s use of Sampen’s offices as an ancillary New York office and the attendant expenses and insurance costs, an amount equal to 16% of each monthly payment of base compensation.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:–                      GENERAL (Cont.)

During the years ended December 31, 2009 and 2008, the Company paid Sampen a total of $178,356 and $178,424, respectively.

On December 3, 1999, Robert S. Ehrlich purchased 8,928 shares of the Company’s common stock out of the Company’s treasury at the closing price of the Company’s common stock on December 2, 1999. Payment was rendered by Mr. Ehrlich in the form of non-recourse promissory notes due in 2009 in the amount of $167,975, bearing simple annual interest at a rate of 2%, secured by the shares of common stock purchased and other shares of common stock previously held by him. As of December 31, 2008, the aggregate amount outstanding pursuant to these promissory notes from Mr. Ehrlich and a former employee with the same arrangement were $403,141, which were not repaid and were therefore written off to paid in capital in the fourth quarter of 2009.

On February 9, 2000, Mr. Ehrlich exercised 9,404 stock options. Mr. Ehrlich paid the exercise price of the stock options and certain taxes that the Company paid on his behalf by giving the Company a non-recourse promissory note due in 2025 in the amount of $329,163, bearing annual interest at 1% over the then-current federal funds rate announced from time to time by the Wall Street Journal, secured by the shares of the Company’s common stock acquired through the exercise of the options and certain compensation due to Mr. Ehrlich upon termination. As of December 31, 2009, the aggregate amount outstanding pursuant to this promissory note was $452,995.  Again, there is a former employee with the same arrangement.

On June 10, 2002, Mr. Ehrlich exercised 3,571 stock options. Mr. Ehrlich paid the exercise price of the stock options by giving the Company a non-recourse promissory note due in 2012 in the amount of $36,500, bearing simple annual interest at a rate equal to the lesser of (i) 5.75%, and (ii) 1% over the then-current federal funds rate announced from time to time, secured by the shares of the Company’s common stock acquired through the exercise of the options. As of December 31, 2009, the aggregate amount outstanding pursuant to this promissory note was $46,593.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                      SIGNIFICANT ACCOUNTING POLICIES (Cont.)

b.                 Financial statements in U.S. dollars:

A majority of the revenues of the Company is generated in U.S. dollars. In addition, a substantial portion of the Company’s costs are incurred in U.S. dollars (“dollar”). Management believes that the dollar is the primary currency of the economic environment in which the Company operates. Thus, the functional and reporting currency of the Company including most of its subsidiaries, is the dollar. Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are remeasured into U.S. dollars, with resulting gains and losses reflected in the consolidated statements of operations as financial income or expenses, as appropriate.

The majority of transactions of MDT and Epsilor are in New Israel Shekels (“NIS”) and a substantial portion of MDT’s and Epsilor’s costs is incurred in NIS. Management believes that the NIS is the functional currency of MDT and Epsilor. Accordingly, the financial statements of MDT and Epsilor have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the weighted average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive income in stockholders’ equity.

c.                 Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

d.                 Cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with maturities of three months or less when acquired.

e.                 Restricted cash:

Restricted cash is primarily invested in highly liquid deposits which are used as a security for the Company’s performance guarantees at FAAC and MDT Armor.

f.                 Marketable securities:

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Investment in trust funds are classified as available-for-sale and stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of income.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                      SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company sold all marketable securities and as of December 31, 2009, the balance was zero.

g.                 Inventories:

Inventories are stated at the lower of cost or market value. Inventory write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence and for market prices lower than cost. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made to write inventory down to its market value. In 2009 and 2008, the Company wrote off $12,000 and $155,000, respectively, of obsolete inventory, which has been included in the cost of revenues.

Cost is determined as follows:

Raw and packaging materials – by the average cost method or FIFO.

Work in progress – represents the cost of manufacturing with additions of allocable indirect and direct manufacturing cost.

Finished products – on the basis of direct manufacturing costs with additions of allocable indirect manufacturing costs.

h.                 Property and equipment:

Property and equipment are stated at cost net of accumulated depreciation and investment grants received from the State of Israel for investments in fixed assets under the Investment Law.  Investment grants of approximately $270,000 were received in 2009 and no investment grants were received during 2008.

Depreciation is calculated by the straight-line method over the following estimated useful lives of the assets:

Depreciable life (in years)

Computers and related equipment	3 to 5
Motor vehicles	5 to 7
Office furniture and equipment	10
Machinery and equipment	10
Buildings	30
Land	Not depreciated
Leasehold improvements	Shorter of the term of the lease or the life of the asset
Demo inventory	5

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                      SIGNIFICANT ACCOUNTING POLICIES (Cont.)

i.                 Revenue recognition:

The Company is a defense and security products and services company, engaged in three business areas: interactive simulation for military, law enforcement and commercial markets; batteries and charging systems for the military; and high-level armoring for military, paramilitary and commercial vehicles. During 2009 and 2008, the Company recognized revenues as follows: (i) from the sale and customization of interactive training systems and from the maintenance services in connection with such systems (Training and Simulation Division); (ii) from revenues under armor contracts and for service and repair of armored vehicles (Armor Division); (iii) from the sale of batteries, chargers and adapters to the military, and under certain development contracts with the U.S. Army (Battery and Power Systems Division); and (iv) from the sale of lifejacket lights (Battery and Power Systems Division).

Revenues from products sold by the Battery and Power Systems Division and the Armor Division are recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable, collectability is probable, and no further obligation remains.

Revenues from contracts in the Training and Simulation division that involve customization of the system to customer specific specifications are recognized using contract accounting on a percentage of completion method, in accordance with the “Input Method.” The amount of revenue recognized is based on the percentage to completion achieved. The percentage to completion is measured by monitoring progress using records of actual time, materials and other costs incurred to date in the project compared to the total estimated project requirement. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract.

The Company believes that the use of the percentage of completion method is appropriate as the Company has the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs. In addition, contracts executed include provisions that clearly specify the enforceable rights regarding services to be provided and received by the parties to the contracts, the consideration to be exchanged and the manner and the terms of settlement, including in cases of terminations for convenience. In all cases, the Company expects to perform its contractual obligations and its customers are expected to satisfy their obligations under the contract.

Revenues from simulators that do not require significant customization are recognized when persuasive evidence of an agreement exists, delivery has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectability is probable.

Maintenance and support revenue included in multiple element arrangements is deferred and recognized on a straight-line basis over the term of the maintenance and support services. Revenues from training are recognized when it is performed. The Vendor Specific Objective Evidence (“VSOE”) of fair value of the maintenance, training and support services is determined based on the price charged when sold separately or when renewed.

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

k.                 Warranty:

The Company offers up to a one year warranty for most of its products. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. The Company estimates the costs that may be incurred under its basic limited warranty, including parts and labor, and records deferred revenue in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its reserves and adjusts the amounts as necessary.

l.                 Research and development cost:

The Company capitalizes certain software development costs, subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model or a detailed program design. Research and development costs incurred in the process of developing product improvements or new products are generally charged to expenses as incurred. Significant costs incurred by the Company between completion of the working model or a detailed program design and the point at which the product is ready for general release have been capitalized. Capitalized software costs will be amortized by the greater of the amount computed using: (i) the ratio that current gross revenues from sales of the software bears to the total of current and anticipated future gross revenues from sales of that software, or (ii) the straight-line method over the estimated useful life of the product (two to five years). The Company assesses the net realizable value of this intangible asset on a regular basis by determining whether the amortization of the asset over its remaining life can be recovered through undiscounted future operating cash flows from the specific software product sold. Based on its most recent analyses, management believes that no impairment of capitalized software development costs exists as of December 31, 2009.

In 2009, the Training and Simulation division capitalized approximately $680,000 in software development costs that will be amortized on a straight-line method over 2 years, the useful life of the software.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                      SIGNIFICANT ACCOUNTING POLICIES (Cont.)

m.                Income taxes:

The Company accounts for income taxes under the liability method, whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

n.                Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and available-for-sale marketable securities. Cash and cash equivalents are invested mainly in U.S. dollar deposits with major Israeli and U.S. banks. Such deposits in the U.S. may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The trade receivables of the Company are mainly derived from sales to customers located primarily in the United States and Israel along with the countries listed in footnote 16 c. Management believes that credit risks are moderated by the diversity of its end customers and geographical sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition. An allowance for doubtful accounts is determined with respect to those accounts that the Company has determined to be doubtful of collection.

The Company’s available-for-sale marketable securities have included investments in debentures of U.S. and Israeli corporations and state and local governments. Management believes that those corporations and governments are institutions that are financially sound and that minimal credit risk exists with respect to these types of marketable securities. The Company sold all marketable securities and as of December 31, 2009, the balance was zero.

The Company had no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

o.                 Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year, plus dilutive common stock equivalents related to outstanding stock options, non vested restricted stock, warrants and convertible debt. All common stock equivalents have been excluded from the calculation of the diluted net loss per common share because all such securities are anti-dilutive for all periods presented. The total weighted average number of shares related to the outstanding common stock equivalents excluded from the calculations of diluted net loss per share was 1,387,014 and 958,881 for the years ended December 31, 2009 and 2008, respectively.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                      SIGNIFICANT ACCOUNTING POLICIES (Cont.)

p.                 Accounting for stock-based compensation

Stock-based awards to employees are recognized as compensation expense based on the calculated fair value on the date of grant. The Company determines the fair value using the Black-Scholes option pricing model. This model requires subjective assumptions, including future stock price volatility and expected term.

The Company did not grant any options in 2008 or 2009. The Company assumed a 20% forfeiture rate on existing options for both years. The Company uses a 10% forfeiture rate for restricted stock and adjusts both forfeiture rates based on historical forfeitures.

q.                 Fair value of financial instruments:

The following methods and assumptions were used by the Company in estimating their fair value disclosures for financial instruments:

The carrying amounts of cash and cash equivalents, restricted cash, trade and other receivables, short-term bank credit, and trade payables approximate their fair value due to the short-term maturity of such instruments.

The fair value of available for sale marketable securities, if any, is based on the quoted market price.

Long-term promissory notes are estimated by discounting the future cash flows using current interest rates for loans of similar terms and maturities. The carrying amount of the long-term liabilities approximates their fair value.

r.                 Severance pay:

The Company’s liability for severance pay for its Israeli employees is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date. Israeli employees are entitled to one month’s salary for each year of employment, or a portion thereof. The Company’s liability for all of its Israeli employees is fully provided by monthly deposits with severance pay funds, insurance policies and by accrual. The value of these policies is recorded as an asset in the Company’s balance sheet.

In addition, according to certain employment agreements, the Company is obligated to provide for a special severance pay in addition to amounts due to certain employees pursuant to Israeli severance pay law. The Company has made a provision of $2,160,428 for this special severance pay. As of December 31, 2009 and 2008, the unfunded severance pay in that regard amounted to $857,624 and $1,472,523, respectively.

Pursuant to the terms of the respective employment agreements between the Company and its Chief Executive Officer and its Chief Operating Officer, funds to secure payment of their respective contractual severance amounts are to be deposited for their benefit, with payments to be made pursuant to an agreed-upon schedule. These funds continue to be owned by the Company, which benefits from all gains and bears the risk of all losses resulting from investments of these funds.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                      SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrender value of these policies and includes immaterial profits.

In April 2009, the Company, with the agreement of its Chief Executive Officer and its Chief Operating Officer, funded an additional portion of their severance security by means of issuing to them, in trust, restricted stock having a value (based on the closing price of the Company’s stock on the Nasdaq Stock Market on the date on which the executives and the Company’s board of directors agreed on this arrangement) of $440,000, a total of 602,740 shares. The Company agreed with the executives that the economic risk of gain or loss on these shares is to be borne by them. Should they leave the Company’s employ under circumstances in which they are not entitled to their severance package (primarily, termination for Cause as defined in his employment agreement), these shares would be returned to the Company for cancellation and because of this, these shares are not included in the basic EPS calculation.

Severance expenses for the years ended December 31, 2009 and 2008 amounted to $61,107 and $202,627, respectively.

s.                 Advertising costs:

The Company records advertising costs as incurred. Advertising expense for the years ended December 31, 2009 and 2008 was approximately $87,955 and $100,347, respectively.

t.                 New accounting pronouncements:

In June 2009, the FASB issued ASU 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” The FASB Accounting Standards Codification is intended to be the source of authoritative GAAP and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted ASU 2009-01 in the third quarter of 2009 and has included references to the ASC within its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (ASC 605) – Multiple-Deliverable Revenue Arrangements” and  ASU 2009-14, “Software (ASC 985) – Certain Revenue Arrangements That Include Software Elements.” ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) vendor-specific objective evidence (“VSOE”) or ii) third-party evidence (“TPE”), before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating both the timing and the impact of the pending adoption of these ASU’s on its consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                      SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In October 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing,” which amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company does not believe that the adoption of this standard will have any material impact on the its financial position or results of operations.

u.                 Share repurchase:

In February 2009, the Company authorized, for a period of one year, the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of the Company’s common stock. Through December, 2009, the Company repurchased 447,358 shares for a total of $563,556. The repurchase program is subject to management’s discretion.

The repurchase program is subject to management’s discretion.

v.                 Reclassification:

Prior period amounts are reclassified to conform to the current period presentation.

NOTE 3:–	RESTRICTED CASH

	December 31,
	2009	2008
Short-term:
Deposits in connection with MDT Projects	$380,165	$381,586
Deposits in connection with FAAC Projects	1,617,000	–
Total Cash	$1,997,165	$381,586

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 4: –                      AVAILABLE FOR SALE MARKETABLE SECURITIES

The following is a summary of investments in marketable securities as of December 31, 2009 and 2008:

	Cost		Unrealized gains		Estimated fair value
	2009	2008	2009	2008	2009	2008
Available for sale marketable securities	$–	$47,005	$–	$2,199	$–	$49,204

The marketable securities were sold in the fourth quarter of 2009.

NOTE 5:–                      OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2009	2008

Government authorities	$321,630	$114,090
Employees	62,643	45,458
Prepaid expenses	440,693	623,561
Loan to non-affiliated entity	2,000,000	2,531,250
Other	236	311,596
Total	$2,825,202	$3,625,955

In August 2008, the Company purchased a $2,500,000 10% Senior Subordinated Convertible Note from DEI Services Corporation (“DEI”), an unaffiliated company. This 10% Senior Subordinated Convertible Note (the “DEI Note”) was due December 31, 2009. Interest was payable on a quarterly basis. The DEI Note is convertible at the Company’s option into such number of shares of DEI’s common stock, no par value per share, equal at the time of conversion to twelve percent (12%) of DEI’s outstanding common stock.

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

In November 2009, DEI brought in a new investor that was prepared to provide DEI with additional working capital, but only if the Company agreed to step aside and accept a $500,000 discount on the DEI Note and waive its associated rights of first refusal and conversion. In view of the possibility that DEI would seek an extension of the DEI Note, the Company decided to enable DEI to bring in the new investor and thereby be able to pay the DEI Note on time, albeit at a discount. The Company accordingly wrote down the value of the DEI Note in the third quarter of 2009 by $500,000, to $2.0 million and charged the associated expense to allowance for settlements on the statement of operations. When the new investor’s investment did not close, the Company retained all its rights under the DEI Note, including its right to be paid the full amount of the DEI Note and its conversion option and right of first refusal.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 5:–                      OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES (Cont.)

The Company declared a default on the DEI Note when it was not paid pursuant to its terms at the end of December 2009. The Company is presently prohibited from bringing suit to collect this note pursuant to the terms of a subordination agreement with DEI’s senior lender. However, the Company is maintaining communication with DEI, and the Company continues to believe that DEI’s anticipated earnings and cash flow will enable the DEI Note to be paid, albeit late. Interest on the DEI Note has been paid by DEI through November 15, 2009 and the Company expects DEI to continue to make timely interest payments on the DEI Note.

Management has determined that the DEI Note, in the event of an impairment, would be valued using Level 2 inputs under FASB ASC 820-10, using inputs related to interest rates, term of the note and relative risk on similar notes available in the marketplace.

NOTE 6:–                      INVENTORIES

	December 31,
	2009	2008
Raw and packaging materials	$7,479,672	$6,798,662
Work in progress	3,943,073	2,251,734
Finished products	912,292	628,564
Total	$12,335,037	$9,678,960

NOTE 7:–                      PROPERTY AND EQUIPMENT, NET

a.                 Composition of property and equipment is as follows:

	December 31,
	2009	2008
Cost:
Computers and related equipment	$2,293,941	$2,408,734
Motor vehicles	508,199	529,685
Office furniture and equipment	1,228,694	1,030,199
Machinery, equipment and installations	4,618,750	5,499,776
Buildings	1,172,072	1,172,072
Land	115,538	115,538
Leasehold improvements	1,047,208	973,360
Demo inventory	1,607,948	1,424,831
	12,592,350	13,154,195

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 7:–                      PROPERTY AND EQUIPMENT, NET (Cont.)

	December 31,
	2009	2008
Accumulated depreciation:
Computers and related equipment	2,010,768	2,163,444
Motor vehicles	163,632	290,839
Office furniture and equipment	873,151	648,278
Machinery, equipment and installations	3,232,669	3,671,997
Buildings	85,150	55,097
Leasehold improvements	724,992	611,139
Demo inventory	877,155	655,138
	7,967,517	8,095,932
Property and equipment, net	$4,624,833	$5,058,263

b.                 Depreciation expense amounted to $1,260,458 and $1,246,238 for the years ended December 31, 2009 and 2008, respectively.

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

NOTE 8:–                      GOODWILL AND OTHER INTANGIBLE ASSETS, NET

a.                Goodwill

A summary of the goodwill by business segment is as follows:

	December 31, 2008	Additions	Adjustments (currency)	December 31, 2009
Simulation	$24,435,641	$–	$–	$24,435,641
Armor	1,799,393	–	10,146	1,809,539
Battery	6,015,469	–	43,024	6,058,493
Total	$32,250,503	$–	$53,170	$32,303,673

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 8:–                      GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Cont.)

b.                Other intangible assets:

		December 31,
		2009		2008
	Useful life	Cost	Net Book Value	Cost	Net Book Value
Technology	4-8 years	$7,068,000	$1,626,071	$7,068,000	$2,297,036
Capitalized software costs	1-3 years	2,401,387	674,699	1,720,991	100,408
Trademarks	10 years	28,000	22,400	28,000	25,200
Backlog/customer relationship	1-10 years	744,000	49,600	744,000	55,800
Covenants not to compete	5 years	99,000	–	99,000	–
Customer list	2-10 years	7,602,045	2,513,609	7,602,045	3,186,342
Certification	3 years	246,969	–	246,969	–
		18,189,401	$4,886,379	17,509,005	$5,664,786
Exchange differences		340,221		404,088
Less - accumulated amortization		(13,303,022)		(11,844,220)
Amortized cost		5,226,600		6,068,873
Trademarks (indefinite lives)		799,000		799,000
Net book value		$6,025,600		$6,867,873
Subsequent to the 2004 purchase of AoA, the Company recorded an impairment charge in 2005 to fully impair related goodwill ($10.5 million) and intangible assets ($2.6 million). Additionally, due to an earnout on the same transaction, the Company recorded an additional $316,000 in goodwill in 2007 and immediately recorded an impairment of $316,000. The Company has not recorded any other goodwill impairment charges.

Amortization expense amounted to $1,458,802 and $1,735,548 for the years ended December 31, 2009 and 2008, respectively, including amortization of capitalized software costs of $106,105 and $342,408, respectively.

c.                Estimated amortization expenses for the years ended:

Year ended December 31,
2010	$1,586,331
2011	1,642,753
2012	801,125
2013	725,455
2014 and forward	130,715
Total	$4,886,379

Goodwill and other intangible assets are adjusted on a quarterly basis for any change due to currency fluctuations and any variation is included in the accumulated other comprehensive loss on the Balance Sheet.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 9:–                      SHORT-TERM BANK CREDIT AND LOANS

The Company has $10.7 million authorized in credit lines from certain banks, of which $675,000 is denominated in NIS and carries various approximate interest rates of prime rate + 4.3% and $10.0 million is denominated in U.S. dollars (the Company’s primary line which expires in December 2010) and carries an interest rate of lender’s prime rate + 1.5% which was 4.75% as of December 31, 2009. As of December 31, 2009, $4.1 million was borrowed under the Company’s primary line, and an additional $1.3 million is committed to six letters of credit issued to customers and vendors of the Company. The Company has an additional $1.6 million letter of credit that does not impact the borrowing base as it is collateralized by $1.6 million in restricted cash. Approximately $2.6 million of credit on the primary line, based on the Company’s borrowing base calculations, was available at year end.

These lines of credit are collateralized by the accounts receivable and inventory of the relevant subsidiary of the Company.

NOTE 10:–                     OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2009	2008
Employees and payroll accruals	$2,696,018	$1,557,628
Accrued vacation pay	711,373	675,142
Accrued expenses	1,744,469	1,759,873
Government authorities	107,832	333,390
Advances from customers	979,744	1,532,926
Total	$6,239,436	$5,858,959

NOTE 11:–                     COMMITMENTS AND CONTINGENT LIABILITIES

a.                 Royalty commitments:

Under EFL’s research and development agreements with the Office of the Chief Scientist (“OCS”), and pursuant to applicable laws, EFL is required to pay royalties at the rate of 3%-3.5% of net sales of products developed with funds provided by the OCS, up to an amount equal to 100% of research and development grants received from the OCS. (Amounts due in respect of projects approved after year 1999 also bear interest at the Libor rate). EFL is obligated to pay royalties only on sales of products in respect of which OCS participated in their development. Should the project fail, EFL will not be obligated to pay any royalties or refund the grants.

Royalties paid or accrued for the years ended December 31, 2009 and 2008 to the OCS amounted to $19,832 and $11,821, respectively.

b.                 Lease commitments:

The Company rents its facilities under various operating lease agreements, which expire on various dates through 2018. The minimum rental payments under non-cancelable operating leases are as follows:

December 31
2010	$806,483
2011	532,797
2012	524,135
2013	347,085
2014	322,615
Thereafter	869,389
Total	$3,402,504

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 11:–                     COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

Total rent expenses for the years ended December 31, 2009 and 2008 were $835,370 and $805,518, respectively.

The existing capital leases have terms from 3 to 5 years and are for equipment purchases. The equipment is classified under machinery and equipment in fixed assets.

The table below details the original value, depreciation and net book value of the assets included.

Leased Assets	December 31,
	2009	2008
Equipment	$206,564	$355,561
Less: Accumulated depreciation	(85,058)	(179,429)
Net book value	$121,506	$176,132

The table below details the remaining liability of the capital lease obligations.

Liabilities	December 31, 2009
Obligations under capital leases:
Current	$64,961
Non-current	59,357
Total minimum payments	124,318
Less: Interest	(26,386)
Present value of payments	$97,932

The table below details the future lease payments due as of December 31, 2009.

Future Minimum Lease Payments	December 31,
2010	$64,961
2011	46,950
2012	11,906
2013	501
Total minimum lease payments	$124,318

c.                 Guarantees:

The Company obtained bank guarantees in the amount of $436,000 in connection (i) obligations of two of the Company’s subsidiaries to the Israeli customs authorities, and (ii) the obligation of one of the Company’s subsidiaries to secure the return of products loaned to the Company from one of its customers. In addition, the Company has outstanding letters of credit totaling $2.9 million for the benefit of its subsidiaries’ vendors and customers.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 11:–                     COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

d.                 Liens:

As security for compliance with the terms related to the investment grants from the State of Israel, EFL and Epsilor have registered floating liens (that is, liens that apply not only to assets owned at the time but also to after-acquired assets) on all of their assets, in favor of the State of Israel.

The Company has $8.4 million in credit liens collateralized by the assets of the Company and guaranteed by the Company.

Epsilor has recorded a lien on all of its assets in favor of its banks to secure lines of credit. In addition Epsilor has a specific pledge on assets in respect of which government guaranteed loans were given.

e.                 Litigation and other claims:

As of the date of this filing, there were no material pending legal proceedings against the Company, except as follows:

1. NAVAIR Litigation

In December 2004, AoA filed an action in the United States Court of Federal Claims against the United States Naval Air Systems Command (“NAVAIR”), seeking approximately $2.2 million in damages for NAVAIR’s alleged improper termination of a contract for the design, test and manufacture of a lightweight armor replacement system for the United States Marine Corps CH-46E rotor helicopter. NAVAIR, in its answer, counterclaimed for approximately $2.1 million in alleged reprocurement and administrative costs (subsequently revised to approximately $1.5 million). Trial in this matter has concluded and closing briefs and certain supplemental briefs have been filed, but no decision has yet been rendered.

Based on the trial results and subsequent inquiries, the Company, after consultation with its litigation counsel handling this case and with an outside firm with particular expertise in government contract litigation, formed a conclusion that it would be appropriate and prudent to take a allowance against an adverse decision in this case, in the amount of one-half of the amount of NAVAIR’s counterclaim.  Based on the legal advice received by management, the Company deemed a loss of $750,000 in this case to be a probable outcome as determined under GAAP and recorded the related change as part of Allowances for Settlements.

2. Class Action Litigation

In May 2007, two purported class action complaints (the “Class Action Complaint”) were filed in the United States District Court for the Eastern District of New York against the Company and certain of the Company’s officers and directors. These two cases were consolidated in June 2007. The Class Action Complaint seeks class status on behalf of all persons who purchased our securities between November 9, 2004 and November 14, 2005 (the “Period”) and alleges violations by us and certain of the Company’s officers and directors of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, primarily related to the Company’s acquisition of Armour of America in 2005 and certain public statements made by the Company with respect to the Company’s business and prospects during the Period. The Class Action Complaint also alleges that the Company did not have adequate systems of internal operational or financial controls, and that the Company’s financial statements and reports were not prepared in accordance with GAAP and SEC rules. The Class Action Complaint seeks an unspecified amount of damages.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 11:–                     COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

In January 2010, the Company reached an agreement with lead plaintiffs to settle the Class Action Complaint. Under the terms of the proposed settlement, the lawsuit will be dismissed with prejudice, and the Company and all of the Company’s current and former officers and directors named in the complaint will receive a full and complete release of all claims asserted against them in the litigation, as well as any related claims that could have been asserted. The claims will be settled for $2.9 million. The monetary payment for this settlement will be funded entirely from insurance proceeds. The agreement is subject to final court approval, having received preliminary approval in early 2010.

Additionally, on May 6, 2009 a purported shareholders derivative complaint (the “Derivative Complaint”) was filed in the United States District Court for the Eastern District of New York against the Company and certain of the Company’s officers and directors. The Derivative Complaint is based on the same facts as the class action litigation currently pending against the Company in the same district, and primarily relates to the Company’s acquisition of Armour of America in 2005 and certain public statements made by the Company with respect to the Company’s business and prospects during the Period. The Derivative Complaint seeks an unspecified amount of damages. The Company has moved for dismissal of the Derivative Complaint.

Although the ultimate outcome of these matters cannot be determined with certainty, the Company believes that the allegations stated in the Class Action Complaint and the Derivative Complaint are without merit and the Company and the Company’s officers and directors named in the Complaint intend to defend vigorously against such allegations.

NOTE 12:–	CONVERTIBLE DEBT, DETACHABLE WARRANTS AND OTHER LONG TERM DEBT

a.                 Subordinated convertible notes due August 15, 2011

In August 2008, the Company issued $5.0 million in 10% subordinated convertible notes due August 15, 2011, the “Notes.” The Notes are convertible at the option of the holders at a fixed conversion price of $2.24. The principal amount of the Notes is payable over a period of three years, with the principal amount being amortized in eleven payments payable at the Company’s option in cash and/or stock, by requiring the holders to convert a portion of their Notes into shares of the Company’s common stock, provided certain conditions are met. The failure to meet such conditions could make the Company unable to pay its Notes, causing it to default. If the price of the Company’s common stock is above $2.24, the holders of its Notes will presumably convert their Notes to stock when payments are due, or before, resulting in the issuance of additional shares of the Company’s common stock.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 12:–                    CONVERTIBLE DEBT, DETACHABLE WARRANTS AND OTHER LONG TERM DEBT (Cont.)

The Company primarily made the principal payments in cash, due February, May, August and November 2009 and February 2010 (a portion of the November 2009 and February 2010 principal payment was paid in stock, at the request of one of the Note holders, by the Note holder’s conversion of a portion of the quarterly principal payment due for that quarter) and further payments are due in May, August and November 2010, and February, May and August 2011. In the event the Company elects to make payments of principal on its Notes in stock by requiring the holders to convert a portion of their Notes, either because its cash position at the time makes it necessary or it otherwise deems it advisable, the price used to determine the number of shares to be issued on conversion will be calculated using an 8% discount to the average trading price of the Company’s common stock during 17 of the 20 consecutive trading days ending two days before the payment date. Accordingly, the lower the market price of the Company’s common stock at the time at which it makes payments of principal in stock, the greater the number of shares the Company will be obliged to issue and the greater the dilution to its existing stockholders. This pricing method is also used by the Note holders when all or a portion of the Notes are converted voluntarily.

Convertible notes	As of December 31,
	2009	2008
Principal balance	$3,181,820	$5,000,000

Debt discount balance	$202,144	$471,945
Debt discount is amortized over the term of the note using the effective interest method. $1,818,180 of the Notes are due in 2010 and $1,363,640 are due in 2011.

The Company can require the holder of its Notes to convert a portion of their Notes into shares of the Company’s common stock at the time principal payments are due only if such shares are registered for resale and certain other conditions are met.  Embedded in the Notes are put options associated with potential defaults, change in control and not meeting certain equity conditions along with a call option available to the Company.

The Notes include certain customary restrictive covenants and rights upon an event of default. The events of default includes suspension of trading, failure to cure a conversion failure, failure to timely make principal and interest payments, defaults on other credit arrangements, bankruptcy, judgments in excess of $1.0 million and generally any uncured breach of the Notes.

Contemporaneously with the signing of a securities purchase agreement for the above Notes, the Company also executed a Registration Rights Agreement. This agreement required the registration of additional shares of the Company and that the registration statement, which was declared effective in 2008, remains effective throughout the term of the Notes. If it were to cease to be effective for any reason, the Company would owe the Note holders 1.5% of the remaining principal amount of the Notes for each month that the registration statement was not effective. The maximum amount due per month as of December 31, 2009 would be $48,000 and decreases as the principal is repaid. Additional requirements of this agreement require the Company to, among other things, abide by all rules and regulations of the SEC and timely file all required reports. As of December 31, 2009, the Company was in compliance with all requirements of this agreement.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 12:–                    CONVERTIBLE DEBT, DETACHABLE WARRANTS AND OTHER LONG TERM DEBT (Cont.)

The original accounting for the Notes included the recording of a debt discount of $412,300 representing the relative fair value of the warrants issued with the convertible debt.  The relative fair value of the warrants was $412,300 and recorded as a component of stockholders’ equity.  The embedded conversion feature did not require bifurcation from the debt and did not result in any beneficial conversion value.

On January 1, 2009, the Company adopted FASB ASC 815-40-15, “Determining Whether an Instrument is Indexed to an Entity’s Own Stock.” FASB ASC 815-40-15 required the Company to re-evaluate the warrants issued with the convertible notes and to also re-evaluate the embedded conversion option and embedded put options within the Notes to determine if the previous accounting for these items would change. Upon this re-evaluation, the Company was required to record a cumulative adjustment as of January 1, 2009 that included reclassifying the warrant value previously included in stockholders' equity ($412,300) to other liabilities, reflecting the value of the embedded conversion feature as additional debt discount and as other liabilities as of the debt issuance date ($59,001), increasing financial expenses due to the larger debt discount and increasing financial expenses to reflect the change in the value of the warrants and the conversion features from the debt issuance date to December 31, 2008.  The aggregate additional 2008 expense of $471,301 was recorded as an adjustment to beginning accumulated deficit as of January 1, 2009.

The embedded put options are now classified as derivative liabilities. The Company again used the Black-Scholes and other valuation techniques to determine the value of the warrants, the embedded conversion feature and the embedded put options associated with the Notes as of January 1, 2009.  On December 31, 2009, the Company again revalued these securities. The year to date financial expense associated with this revaluation is approximately $342,000. The table below lists the variables used in the Black-Scholes calculation and the resulting values.

Variables	August 14, 2008	January 1, 2009	December 31, 2009
Stock price	$1.68	$0.41	$1.70
Risk free interest rate	2.72%	1.00%	1.70%
Volatility	77.32%	81.40%	79.85%
Dividend yield	0.00%	0.00%	0.00%
Contractual life	3.0 years	2.6 years	1.6 years

Values	August 14, 2008	January 1, 2009	December 31, 2009
Warrants	$417,317	$29,171	$298,570
Conversion option	143,714	8,013	88,156
Puts	26,060	14,997	7,371
Total value	$587,091	$52,181	$394,097
Change in value – charged to financial expense			$(341,916)

b.                 Mortgage Note, Auburn, Alabama:

In March 2007, the Company purchased space in Auburn, Alabama for approximately $1.1 million pursuant to a seller-financed secured purchase money mortgage. Half the mortgage is payable over ten years in equal monthly installments based on a 20-year amortization of the full principal amount, and the remaining half is payable at the end of ten years in a balloon payment. The note requires a payment (principal and interest) of approximately $9,300 per month at an interest rate of 8% per annum. The balance of this note is shown in the short and long term sections of the balance sheet.

Mortgage - Future Principal Payments	December 31,
2010	$29,355
2011	31,792
2012	34,423
2013	37,287
2014	40,382
Thereafter	872,430
$1,045,669

The Company has additional long term debt outstanding of approximately $147,000, primarily vehicle loans. This amount is payable through 2012.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:–                    STOCKHOLDERS’ EQUITY

a.                 Stockholders’ rights:

The Company’s shares confer upon the holders the right to receive notice to participate and vote in the general meetings of the Company and right to receive dividends, if and when declared.

b.                  Warrants:

As part of a securities purchase agreement entered into in August 2008, the Company issued to the purchasers of the Notes, warrants to purchase an aggregate of 558,036 shares of common stock at any time prior to August 15, 2011 at a price of $2.24 per share. The warrants were originally classified as equity based on their relative fair value of $412,300, which was also recorded as a debt discount and none of the warrants have been exercised as of December 31, 2009.

c.                 The Company has adopted the following stock plans, whereby options may be granted for purchase of shares of the Company’s common stock and where restricted shares and restricted stock units may be granted and approved by the Board of Directors. Under the terms of the employee plans, the Board of Directors or the designated committee grants options, restricted stock and restricted stock units.  The Board of Directors or the designated committee also determines the vesting period and the exercise terms:

1.                 2004 Employee Option Plan – 535,714 shares reserved for issuance, of which zero were available for future grants to employees and consultants as of December 31, 2009.

2.                 2007 Non-Employee Director Equity Compensation Plan – 750,000 shares reserved for issuance, of which 574,255 were available for future grants to outside directors as of December 31, 2009.

3.                 2009 Equity Incentive Plan – 5,000,000 shares reserved for issuance, of which 4,621,666 were available for future grants to employees and consultants as of December 31, 2009.

4.                 Under these plans, options generally expire no later than 5-10 years from the date of grant. Each option can be exercised to purchase one share, conferring the same rights as the other common shares. Options that are cancelled or forfeited before expiration become available for future grants. The options generally vest over a three-year period (33.3% per annum) and restricted shares also generally vest after three years or pursuant to defined performance criteria; in the event that employment is terminated within that period, unvested restricted shares generally revert back to the Company.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:–                    STOCKHOLDERS’ EQUITY (Cont.)

5.                 A summary of the status of the Company’s plans and other share options and restricted shares granted as of December 31, 2009 and 2008, and changes during the years ended on those dates, is presented below:

Stock Options:
	2009		2008
	Amount	Weighted average exercise price	Amount	Weighted average exercise price
Options outstanding at beginning of year	236,906	$6.14	291,390	$6.03
Changes during year:
Granted	–	$–	–	$–
Exercised	–	$–	–	$–
Forfeited	(17,985)	$5.10	(54,484)	$5.52
Options outstanding at end of year	218,921	$6.23	236,906	$6.14
Options vested at end of year (1)	218,921	$6.23	203,908	$6.69
Options expected to vest	–	$–	32,998	$2.77

(1) Deferred stock compensation is amortized and recorded as compensation expenses ratably over the vesting period of the option or the restriction period of the restricted shares. The stock compensation expense that has been charged in the consolidated statements of operations in respect of options and restricted shares to employees and directors in 2009 and 2008 was $849,272 and $1,039,270, respectively.

The calculated intrinsic value of vested and unvested options for 2009 and 2008 was zero.

Restricted Shares:
	2009		2008
	Shares	Weighted average fair value at grant date	Shares	Weighted average fair value at grant date
Non-vested at the beginning of the year	713,313	$2.41	994,452	$2.42
Changes during year:
Restricted stock granted	412,622	$1.46	38,472	$2.73
Restricted units granted	77,917	$1.67	–	–
Vested	(439,578)	$2.18	(244,538)	$2.39
Forfeited	(16,735)	$2.89	(75,073)	$2.22
Non-vested at the end of the year(1)	747,539	$1.68	713,313	$2.41
Restricted shares vested at end of year	1,232,925	$2.40	793,347	$2.53

(1) Deferred stock compensation is amortized and recorded as compensation expenses ratably over the vesting period of the option or the restriction period of the restricted shares. The stock compensation expense that has been charged in the consolidated statements of operations in respect of options and restricted shares to employees and directors in 2009 and 2008 was $849,272 and $1,039,270, respectively.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:–                    STOCKHOLDERS’ EQUITY (Cont.)

6.                  The options outstanding as of December 31, 2009 have been separated into ranges of exercise price, as follows:

	Total options outstanding			Vested options outstanding
Range of exercise prices	Amount outstanding at December 31, 2009	Weighted average remaining years contractual life	Weighted average exercise price	Amount exercisable at December 31, 2009	Weighted average exercise price

0.00-4.99	94,000	1.97	$2.77	94,000	$2.77
5.00-9.99	89,921	2.35	$5.91	89,921	$5.91
10.00-34.99	35,000	2.30	$16.36	35,000	$16.36
Total	218,921	2.18	$6.23	218,921	$6.23

7.                 Options issued to consultants:

The Company’s outstanding options to consultants are as follows:

	2009		2008
	Amount	Weighted average exercise price	Amount	Weighted average exercise price
Options outstanding at beginning of year	7,317	$68.24	11,870	$54.39
Changes during year:
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited or cancelled	–	–	(4,553)	$32.12

Options outstanding at end of year	7,317	$68.24	7,317	$68.24

Options vested at end of year	7,317	$68.24	7,317	$68.24

In connection with the grant of stock options to consultants, the Company did not recognize any expenses for the years ended December 31, 2009 and 2008.

8.                 The remaining total compensation cost related to non-vested stock options and restricted share awards not yet recognized (before applying a forfeiture rate) in the income statement as of December 31, 2009 was $277,840, of which zero was for stock options and $277,840 was for restricted shares. The weighted average period over which this compensation cost is expected to be recognized is approximately 1.5 years.

9.                 On January 1, 2009 the Company adopted FASB ASC 260-45-28, Share-Based Payment Arrangements, which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of diluted earnings per share using the two class method. The Company has determined that the unvested restricted stock issued to our employees and directors are “participating securities” and as such, are included, net of estimated forfeitures, in the total shares used to calculate the Company’s diluted loss per share but not the basic loss per share as they are anti-dilutive.

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

NOTE 14:–                     INCOME TAXES

a.                 Taxation of U.S. parent company (Arotech) and other U.S. subsidiaries:

As of December 31, 2009, Arotech has operating loss carryforwards for U.S. federal income tax purposes of approximately $25.1 million, which are available to offset future taxable income, if any, expiring in 2010 through 2026. Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loses before utilization.

The Company adopted the provisions of FASB ASC 740-10 on January 1, 2007. As a result of the implementation of this standard, the Company did not record a liability for unrecognized tax positions. The adoption of this standard did not impact the Company’s financial condition, results of operations or cash flows.

At December 31, 2009, the Company had net deferred tax assets of $40.9 million. The deferred tax assets are primarily composed of federal, state and foreign tax net operating loss (“NOL”) carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset its net deferred tax asset. Additionally, the future utilization of the Company’s NOL carryforwards to offset future taxable income is subject to a substantial annual limitation as a result of ownership changes that have occurred. The Company completed an IRS Section 382 analysis in 2007 regarding the limitation of the net operating losses and determined that the maximum amount of U.S. federal NOL available as of January 1, 2007 was $18,851,605, compared to the amount shown on the tax return of $31,161,945. The related Deferred Tax Asset and corresponding valuation allowance were reduced by $4,185,516 for the U.S. federal NOLs and by $3,555,231 for the state NOLs. The Company has also reevaluated the unrecognized tax benefits under this standard as of December 31, 2009 after the completion of the Section 382 review. The Company does not believe that the unrecognized tax benefits will change within 12 months of this reporting date. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–                     INCOME TAXES (Cont.)

Due to the fact that the aforementioned deferred tax liability could have an indefinite life, it is not netted against the Company’s deferred tax assets when determining the required valuation allowance. Doing so would result in the understatement of the valuation allowance and related deferred income tax expense.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. The Company is no longer subject to IRS examination for periods prior to 2007, although carryforward losses that were generated prior to 2007 may still be adjusted by the IRS if they are used in a future period. Additionally, the Company is no longer subject to examination in Israel for periods prior to 2004.

The Company files consolidated tax returns with its U.S. subsidiaries.

b.                 Israeli subsidiary (Epsilor):

Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (the “Investments Law”):

Currently, Epsilor is operating under two programs, as follows:

1.                 Program one:

Epsilor’s first expansion program of its existing enterprise in Dimona was granted the status of an “approved enterprise” under the Investments Law and was entitled to investment grants from the State of Israel in the amount of 24% on property and equipment located at its Dimona plant.

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

Those benefits are limited to 12 years from the year that the enterprise began operations, or 14 years from the year in which the approval was granted, whichever is earlier. This program expired in 2009.

2.                 Program two:

Epsilor’s second expansion program of its existing enterprise in Dimona was granted the status of an “approved enterprise” under the Investments Law, and will be entitled to investment grants from the State of Israel in the amount of 24% on property and equipment located at its Dimona plant.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–                     INCOME TAXES (Cont.)

The expansion program is in the amount of approximately $945,000. This program has received final approval.

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

3.                 Additional Approved Enterprise information:

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

Dividends paid from the profits of an approved enterprise are subject to tax at the rate of 15% in the hands of their recipient. As of December 31, 2009, there are no tax exempt profits earned by Epsilor’s “approved enterprises” by Israel law that will be distributed as a dividend and accordingly no deferred tax liability was recorded as of December 31, 2009. Furthermore, management has indicated that it has no intention of declaring any dividend.

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

However, the Investment Law provides that terms and benefits included in any certificate of approval already granted will remain subject to the provisions of the law as they were on the date of such approval. Therefore, the existing Approved Enterprise of the Israeli subsidiaries (program one) will generally not be subject to the provisions of the Amendment. As a result of the Amendment, tax-exempt income generated under the provisions of the Amended Investment Law, will subject the Company to taxes upon distribution or liquidation and the Company may be required to record deferred tax liability with respect to such tax-exempt income. As of December 31, 2009, the Company did not generate income under the provision of the amended Investment Law.

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

2.                 Tax rates applicable to income from other sources:

Income from sources other than the “Approved Enterprise,” is taxed at the regular rate of 26% in 2009 and 25% in 2010 and thereafter. See also Note 14.e.

3.                 Tax loss carryforwards:

As of December 31, 2009, EFL has operating and capital loss carryforwards for Israeli tax purposes of approximately $111.3 million, which are available, indefinitely (but nonetheless fully reserved), to offset future taxable income.

d.                 Tax rates applicable to the income of the Group companies:

The corporate tax rate in Israel is 26% for 2009 and 25% for 2010 and thereafter, although this is subject to being changed by the Israeli parliament.

e.                 Deferred income taxes:

Deferred income taxes reflect tax credit carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

Significant components of deferred tax assets
	December 31,
	2009	2008
Operating loss carryforward	$34,958,554	$34,958,606
Other temporary differences	5,942,973	2,894,915

Net deferred tax asset before valuation allowance	40,901,527	37,853,521
Valuation allowance	(40,860,122)	(37,781,407)

Total deferred tax asset	$41,405	$72,114
Deferred tax liability	$2,990,000	$2,430,000

Operating loss carryforward – Domestic and Foreign
	December 31,
	2009	2008
Domestic	$8,538,666	$8,470,576
Foreign	26,419,889	26,488,030

	$34,958,554	$34,958,606

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

The Company provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that it is more likely than not that the deferred tax assets related to the loss carryforwards and other temporary differences will not be realized. The change in the valuation allowance during 2009 was $3.1 million.

f.                 Profit (loss) before taxes on income and affiliated interests in earnings of a subsidiary are as follows:

	Year ended December 31
	2009	2008
Domestic	$(2,300,061)	$(1,929,564)
Foreign	51,218	(881,524)
	$(2,248,843)	$(2,811,088)

g.                 Taxes on income were comprised of the following:

	Year ended December 31
	2009	2008
Current state and local taxes	$252,426	$499,196
Deferred taxes	590,709	570,595
Taxes in respect of prior years	(38,169)	(42,923)
	$804,966	$1,026,868

Domestic	$776,040	$926,182
Foreign	28,926	100,686
	$804,966	$1,026,868

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–                     INCOME TAXES (Cont.)

h.                 A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the Statement of Operations is as follows:

	Year ended December 31,
	2009	2008
Loss before taxes and noncontrolling interest, as reported in the consolidated statements of operations	$(2,248,843)	$(2,811,088)

Statutory tax rate	34%	34%
Theoretical income tax on the above amount at the U.S. statutory tax rate	$(764,607)	$(955,770)
Deferred taxes on losses for which valuation allowance was provided	1,161,957	1,872,798
Non-deductible credits (expenses)	162,650	(352,029)
Foreign non-deductible expenses	72,800	32,400
State taxes, net of federal benefit	216,040	361,182
Foreign income in tax rates other than U.S rate	(11,196)	(35,782)
Taxes in respect of prior years	(38,169)	(42,923)
Others	5,491	146,992

Actual tax expense	$804,966	$1,026,868

NOTE 15:–                    SELECTED STATEMENTS OF OPERATIONS DATA

Financial expenses, net:

	Year ended December 31,
	2009	2008
Financial expenses:
Interest, bank charges and fees	$(715,606)	$(579,913)
Bonds discount amortization	(662,417)	(51,537)
Foreign currency translation differences	(129,468)	(291,869)
Other	–	(99)
	(1,507,491)	(923,418)
Financial income:
Interest	243,212	97,851
Other	12,894	11,478
Total	$(1,251,385)	$(814,089)

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 16:–                    SEGMENT INFORMATION

a.                 General:

The Company operates primarily in three business segments (see Note 1.a. for a brief description of the Company’s business).

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

b.                 The following is information about reported segment gains, losses and assets:

	Training and Simulation	Armor	Battery and Power Systems	All Others	Total
2009
Revenues from outside customers	$39,206,173	$17,507,298	$17,820,980	$–	$74,534,451
Depreciation , amortization and impairment expenses (1)	(1,327,231)	(181,657)	(1,031,304)	(179,068)	(2,719,260)
Direct expenses (2)	(32,938,826)	(17,148,480)	(16,861,855)	(6,668,454)	(73,617,615)
Segment net income (loss)	4,940,116	177,161	(72,179)	(6,847,522)	(1,802,424)
Financial expenses	(1,342)	(214,042)	(70,819)	(965,182)	(1,251,385)
Net income (loss)	$4,938,774	$(36,881)	$(142,998)	$(7,812,704)	$(3,053,809)
Segment assets (3)	$45,933,659	$12,432,348	$23,618,194	$2,133,678	$84,117,879

2008
Revenues from outside customers	$36,032,703	$17,762,439	$15,153,827	$–	$68,948,969
Depreciation , amortization and impairment expenses (1)	(1,573,017)	(175,733)	(1,033,374)	(199,662)	(2,981,786)
Direct expenses (2)	(30,141,747)	(18,457,799)	(14,368,970)	(6,022,534)	(68,991,050)
Segment net income (loss)	4,317,939	(871,093)	(248,517)	(6,222,196)	(3,023,867)
Financial expenses	(195)	(357,517)	(313,671)	(142,706)	(814,089)
Net income (loss)	$4,317,744	$(1,228,610)	$(562,188)	$(6,364,902)	$(3,837,956)
Segment assets (3)	$48,181,444	$12,572,672	$24,037,512	$5,003,171	$89,794,799
_______________________
(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.
(2)	Including, inter alia, sales and marketing, general and administrative and tax expenses.
(3)	Consisting of all assets.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 16:–                    SEGMENT INFORMATION (Cont.)

c.                 Summary information about geographic areas:

The following presents total revenues according to the locations of the Company’s end customers for the years ended December 31, 2009 and 2008, and long-lived assets as of December 31, 2009 and 2008:

	2009		2008
	Total revenues	Long-lived assets	Total revenues	Long-lived assets
	U.S. dollars
U.S.A.	$54,960,149	$31,216,469	$49,386,798	$31,794,288
Israel	9,947,724	11,737,637	13,443,119	12,382,351
Japan	3,228,035	–	–	–
Singapore	1,804,992	–	–	–
India	1,200,711	–	1,854,052	–
Germany	552,208	–	951,533	–
England	527,405	–	389,518	–
Trinidad	368,562	–	–	–
Canada	278,535	–	–	–
Taiwan	204,098	–	–	–
Egypt	–	–	538,774	–
Other	1,462,032	–	2,385,175	–
	$74,534,451	$42,954,106	$68,948,969	$44,176,639

d.                 Revenues from major customers (as a percentage of consolidated revenues):

	Year ended December 31,
	2009	2008
Training and Simulation:
Customer A	32%	37%
Battery and Power Systems:
Customer B	4%	9%
Customer C	5%	3%
Armor:
Customer D	13%	13%
Customer E	5%	6%

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 16:–                    SEGMENT INFORMATION (Cont.)

e.                 Revenues from major products:

	Year ended December 31,
	2009	2008
Water activated batteries	$2,484,217	$1,861,959
Batteries and chargers	15,336,763	13,291,868
Car, aircraft and other armoring	17,507,298	17,762,439
Simulators	39,206,173	36,032,703
Total	$74,534,451	$68,948,969

NOTE 17:–                     ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consists of currency translation adjustments of $1,537,000 and $1,526,000 at December 31, 2009 and 2008, respectively, and unrealized gains on marketable securities of zero and $2,000 at December 31, 2009 and 2008, respectively.

NOTE 18:–                     AFFILIATED COMPANIES

The Company has investments in two affiliated companies, Center for Transportation Safety, Inc. (25% ownership) and Concord Safety Solutions, Pvt. Ltd. (33% ownership), both of which are accounted for under the equity method of accounting.  The value of Center for Transportation Safety has been reduced to zero. The Company’s interest in the net losses of the affiliated companies totaled zero and $452,166 in 2009 and 2008, respectively.

FINANCIAL STATEMENT SCHEDULE

Arotech Corporation and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2009 and 2008

Description	Balance at beginning of period	Additions charged to costs and expenses*	Balance at end of period
Year ended December 31, 2009
Allowance for doubtful accounts	$19,000	$28,000	$47,000
Allowance for slow moving inventory	1,879,000	12,000	1,891,000
Allowance for settlements	–	1,250,000	1,250,000
Valuation allowance for deferred taxes	37,781,000	3,079,000	40,860,000
Totals	$39,679,000	$4,369,000	$44,048,000
Year ended December 31, 2008
Allowance for doubtful accounts	$25,000	$(6,000)	$19,000
Allowance for slow moving inventory	1,724,000	155,000	1,879,000
Valuation allowance for deferred taxes	37,753,000	28,000	37,781,000
Totals	$39,502,000	$177,000	$39,679,000

*The 2009 and 2008 valuation allowance includes an adjustment to the prior year provision calculation due to changes recognized in the preparation of the actual returns.