Form 10-Q
period 2010-03-31
AROTECH CORP
filed 2010-05-12
CIK 916529

OMB APPROVAL
OMB Number: 3235-0070 Expires: July 31, 2011 Estimated average burden hours per response 187.50
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

    ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED      March 31, 2010   .
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  £ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this     chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒ No  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

        Large accelerated filer: ☐                                                                                                         Accelerated filer: ☐
        Non-accelerated filer: ☐                                                                                               Smaller reporting company: ☒
             (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                              Yes  ☐  No  ☒

The number of shares outstanding of the issuer’s common stock as of May 12, 2010 was 14,454,527.

SEC 1296 (04-09)
Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,784,764	$1,901,525
Restricted collateral deposits	1,997,450	1,997,165
Trade receivables (net of allowance for doubtful accounts in the amount of $42,000 as of March 31, 2010 and $47,000 as of December 31, 2009)	16,275,578	14,010,974
Unbilled receivables	6,506,230	4,142,107
Other accounts receivable and prepaid expenses	2,753,852	2,825,202
Inventories	10,539,547	12,335,037
Total current assets	39,857,421	37,212,010
LONG TERM ASSETS:
Deferred tax assets	41,537	41,405
Severance pay fund	3,583,059	3,447,884
Other long term receivables	447,701	395,456
Property and equipment, net	4,459,869	4,624,833
Investment in affiliated company	67,018	67,018
Other intangible assets, net	5,637,567	6,025,600
Goodwill	32,428,696	32,303,673
Total long term assets	46,665,447	46,905,869
Total assets	$86,522,868	$84,117,879

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$6,061,500	$5,149,243
Other accounts payable and accrued expenses	5,414,896	6,239,436
Current portion of capitalized leases	47,868	45,911
Current portion of long term debt	1,903,864	1,902,097
Short term bank credit	5,061,585	4,074,890
Deferred revenues	5,368,788	4,434,093
Total current liabilities	23,858,501	21,845,670
LONG TERM LIABILITIES: Accrued severance pay	5,305,599	4,985,011
Long term portion of capitalized leases	39,124	52,021
Long term debt	1,847,005	2,270,152
Deferred tax liability	3,130,000	2,990,000
Other long term liabilities	511,943	555,220
Total long term liabilities	10,833,671	10,852,404
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each;
Authorized: 50,000,000 shares as of March 31, 2010 and December 31, 2009; Issued and outstanding: 14,423,659 shares and 14,405,948 shares as of March 31, 2010 and December 31, 2009, respectively	144,237	144,060
Preferred shares – $0.01 par value each;
Authorized: 1,000,000 shares as of March 31, 2010 and December 31, 2009; No shares issued and outstanding as of March 31, 2010 and December 31, 2009	–	–
Additional paid-in capital	220,634,377	220,481,911
Accumulated deficit	(169,696,474)	(169,788,022)
Notes receivable from stockholders	(954,647)	(954,647)
Accumulated other comprehensive income	1,703,203	1,536,503
Total stockholders’ equity	51,830,696	51,419,805
Total liabilities and stockholders’ equity	$86,522,868	$84,117,879

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. Dollars, except share data)

	Three months ended March 31,
	2010	2009
Revenues	$21,150,394	$20,092,222

Cost of revenues, exclusive of amortization of intangibles	15,326,651	14,831,462
Research and development	814,481	331,888
Selling and marketing expenses	1,160,659	1,146,092
General and administrative expenses	2,953,597	2,766,669
Amortization of intangible assets	421,648	372,597
Total operating costs and expenses	20,677,036	19,448,708

Operating profit	473,358	643,514

Other income	23,460	49,831
Financial expenses, net	(143,250)	(973,078)
Total other expenses	(119,790)	(923,247)
Income (loss) before income tax expenses	353,568	(279,733)

Income tax expenses	(262,020)	(196,290)
Net profit (loss)	$91,548	$(476,023)

Basic net profit (loss) per share	$0.01	$(0.04)
Diluted net profit (loss) per share	$0.01	$(0.04)

Weighted average number of shares used in computing basic net profit (loss) per share	13,487,673	13,576,885
Weighted average number of shares used in computing diluted net profit (loss) per share	14,090,413	13,576,885

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$91,548	$(476,023)
Adjustments required to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Depreciation	314,659	315,776
Amortization of intangible assets and capitalized software costs	421,648	372,597
Amortization of debt discount	51,488	202,555
Compensation related to shares issued to employees, consultants and directors	118,938	99,431
Adjustment to value of warrants and imbedded features on the senior convertible notes	(48,056)	195,814
Deferred tax expense	139,868	146,646
Changes in operating assets and liabilities:
Severance pay, net	185,413	(92,826)
Trade receivables	(2,264,604)	5,059,419
Other accounts receivable and prepaid expenses	19,105	409,644
Inventories	1,795,490	(173,144)
Unbilled receivables	(2,364,123)	(1,574,648)
Deferred revenues	934,695	(1,051,416)
Trade payables	912,257	(1,509,772)
Accounts payable and accrued expenses	(830,700)	(1,265,386)
Net cash provided by (used in) operating activities	(522,374)	658,667
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of investment grants received from the State of Israel	(149,695)	20,412
Additions to capitalized software development	–	(10,019)
Restricted cash	(285)	12,342
Net cash provided by (used in) investing activities	(149,980)	22,735
FORWARD	$(672,354)	$681,402

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Three months ended March 31,
	2010	2009
FORWARD	$(672,354)	$681,402
CASH FLOWS FROM FINANCING ACTIVITIES:
Long term loans	(429,534)	(469,045)
Short term bank credit	986,695	(900,000)
Treasury stock purchased	(9,630)	–
Net cash provided by (used in) financing activities	547,531	(1,369,045)
DECREASE IN CASH AND CASH EQUIVALENTS	(124,823)	(687,643)
CASH ACCRETION (EROSION) DUE TO EXCHANGE RATE DIFFERENCES	8,062	(133,675)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	1,901,525	4,301,359
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$1,784,764	$3,480,041
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Interest paid during the period	$143,841	$178,791
Taxes on income paid during the year	$–	$2,800
Note conversion to common stock	$43,000	$–

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:                      BASIS OF PRESENTATION

a.           Company:

Arotech Corporation (“Arotech”) and its wholly-owned subsidiaries (the “Company”) provide defense and security products for the military, law enforcement and homeland security markets, including multimedia interactive simulators/trainers, lightweight vehicle armoring, and advanced zinc-air and lithium batteries and chargers. The Company operates primarily through its wholly-owned subsidiaries FAAC Incorporated (“FAAC”), based in Ann Arbor, Michigan and Royal Oak, Michigan; MDT Protective Industries, Ltd. (“MDT”), based in Lod, Israel; MDT Armor Corporation (“MDT Armor”), based in Auburn, Alabama; Electric Fuel Battery Corporation (“EFB”), based in Auburn, Alabama; Electric Fuel Ltd. (“EFL”), based in Beit Shemesh, Israel; and Epsilor Electronic Industries, Ltd. (“Epsilor”), based in Dimona, Israel. The Company’s former subsidiaries Armour of America Incorporated (“AoA”) and Realtime Technologies, Inc. (“RTI”) have been merged into MDT Armor and FAAC, respectively.

b.           Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at March 31, 2010, its operating results for the three-month periods ended March 31, 2010 and 2009, and its cash flow for the three-month periods ended March 31, 2010 and 2009.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2010.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

c.           Accounting for stock-based compensation:

For the three months ended March 31, 2010 and 2009 the compensation expense recorded related to stock options and restricted shares was $118,938 and $99,431, respectively, of which $0 and $8,975, respectively, was for stock options and $118,938 and $90,456, respectively, was for restricted shares. The remaining total compensation cost related to non-vested stock options and restricted share awards not yet recognized in the income statement as of March 31, 2010 was

$165,579 all of which was for restricted shares. The weighted average period over which this compensation cost is expected to be recognized is approximately one and one-half years. Income tax expense was not impacted since the Company is in a net operating loss position. There were no new options issued in the first three months of 2010 and no options were exercised in the first three months of 2010. The Company’s directors received their annual restricted stock grants on April 1, 2010 in accordance with the terms of the directors’ stock compensation plan.

d.           Reclassification:

Certain comparative data in these financial statements may have been reclassified to conform to the current year’s presentation.

e.           Anti-dilutive shares for EPS calculation

All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per common share because all such securities are anti-dilutive for the periods presented and the Company has excluded any restricted stock that will never vest under the current program. The total weighted average number of shares excluded from the calculations of diluted net profit (loss) per share for the three-month periods ended March 31, 2010 and 2009 were 1,112,608 and 937,230, respectively.

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

	March 31, 2010	December 31, 2009
	(Unaudited)
Raw materials	$7,686,687	$7,479,672
Work-in-progress	2,212,605	3,943,073
Finished goods	640,255	912,292
Total	$10,539,547	$12,335,037

NOTE 3:                      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

For information about previous new accounting pronouncements and the potential impact on the Company’s Consolidated Financial Statements, see Note 2 of the Notes to Consolidated Financial Statements in the Company’s 2009 Form 10-K and Notes 6 and 8 below.

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

b.           The following is information about reported segment revenues, income (losses) and total assets for the three months ended March 31, 2010 and 2009:

	Training and Simulation	Armor	Battery and Power Systems	All Others	Total
Three months ended March 31, 2010
Revenues from outside customers	$9,645,541	$6,551,821	$4,953,032	$–	$21,150,394
Depreciation and amortization(1)	(392,176)	(46,017)	(253,866)	(44,248)	(736,307)
Direct expenses (2)	(8,013,141)	(6,192,343)	(4,576,869)	(1,396,936)	(20,179,289)
Segment income (loss)	$1,240,224	$313,461	$122,297	$(1,441,184)	$234,798
Financial expense	–	(33,090)	(6,066)	(104,094)	(143,250)
Net profit (loss)	$1,240,224	$280,371	$116,231	$(1,545,278)	$91,548
Segment assets (3)	$48,796,684	$11,725,685	$23,328,821	$2,671,678	$86,522,868
Three months ended March 31, 2009
Revenues from outside customers	$11,461,851	$4,717,718	$3,912,653	$–	$20,092,222
Depreciation and amortization (1)	(337,648)	(44,114)	(256,923)	(49,688)	(688,373)
Direct expenses (2)	(9,767,059)	(4,492,739)	(3,485,987)	(1,161,009)	(18,906,794)
Segment income (loss)	1,357,144	180,865	169,743	(1,210,697)	497,055
Financial expense	–	(127,945)	(353,052)	(492,081)	(973,078)
Net profit (loss)	$1,357,144	$52,920	$(183,309)	$(1,702,778)	$(476,023)
Segment assets (3)	$46,397,902	$11,472,560	$22,247,491	$3,388,641	$83,506,594

(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.
(2)	Including, inter alia, sales and marketing, general and administrative and tax expenses.
(3)
Out of those amounts, goodwill in our Training and Simulation, Armor and Battery and Power Systems Divisions stood at $24,435,640, $1,833,397 and $6,159,659, respectively, as of March 31, 2010 and $24,435,640, $1,668,644 and $5,461,033, respectively, as of March 31, 2009. Subsequent to the 2004 purchase of AoA, the Company recorded an impairment charge in 2005 to fully impair related goodwill ($10.5 million) and intangible assets ($2.6 million). Additionally, due to an earnout on the same transaction, the Company recorded an additional $316,000 in goodwill in 2007 and immediately recorded an impairment of $316,000. The Company has not recorded any other goodwill impairment charges.

NOTE 5:                      COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three months ended March 31, 2010 and 2009 is summarized below:

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$91,548	$(476,023)
Foreign currency translation	166,700	(1,098,929)
Total comprehensive income (loss)	$258,248	$(1,574,952)

NOTE 6:                      CONVERTIBLE NOTES AND DETACHABLE WARRANTS

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

On March 31, 2010, the Company revalued its warrants, their embedded conversion options and their embedded put options and recorded a reduction of approximately $48,000 in the first quarter of 2010 as a credit to financial expense. The approximate year-to-date financial expense associated with this transaction is $48,000. The table below lists the variables used in the Black-Scholes calculation and the resulting values:

Variables	December 31, 2009	March 31, 2010
Stock price	$1.70	$1.72
Risk free interest rate	1.70%	1.60%
Volatility	79.85%	77.87%
Dividend yield	0.00%	0.00%
Contractual life	1.6 years	1.4 years

Values	December 31, 2009	March 31, 2010
Warrants	$298,570	$265,139
Conversion option	88,156	75,696
Puts	7,371	5,206
Total value	$394,097	$346,041

Change in value – charged to financial expense		$(48,056)

Principal payments are due on the convertible notes as follows:

Year	Amount
2010	$1,363,635
2011	1,363,640
$2,727,275

NOTE 7:                      FINANCING ACTIVITIES

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

The Company declared a default on the DEI Note when it was not paid pursuant to its terms at the end of December 2009. The Company is presently prohibited from bringing suit to collect this note pursuant to the terms of a subordination agreement with DEI’s senior lender. However, the Company is maintaining communication with DEI, and the Company continues to believe that DEI’s anticipated earnings and cash flow will enable the DEI Note to be paid, albeit late. As of March 31, 2010, interest on the DEI Note has been paid by DEI through November 15, 2009, and the Company expects DEI to continue to make interest payments on the Note.

Management has determined that the DEI Note, in the event of an impairment, would be valued using Level 2 inputs under FASB ASC 820-10, using inputs related to interest rates, term of the note and relative risk on similar notes available in the marketplace.

NOTE 8:                      FAIR VALUE MEASUREMENT

The carrying value of short term assets and liabilities in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted collateral deposits, trade receivables, unbilled receivables, inventories, prepaid and other assets, trade payables, accrued expenses, deferred revenues and other liabilities as of March 31, 2010 and December 31, 2009, approximate fair value because of the short maturity of these instruments. The carrying amounts of long term debt approximates the estimated fair values at March 31, 2010, based upon the Company’s ability to acquire similar debt at similar maturities.

NOTE 9:                      COMMON STOCK REPURCHASE PROGRAM

In February of 2009, the Company authorized, for a period of one year, the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of its common stock. Pursuant to this plan, the Company through March 31, 2010 had repurchased 452,858 shares of its common stock for $572,811 ($563,614 net of commissions), all of which was purchased after April 1, 2009.  At March 31, 2010, the Company had remaining authorization for the repurchase of up to $436,386 in shares of its common stock. The repurchase program is subject to the discretion of the Company’s management.

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

Executive Summary

We are a defense and security products and services company, engaged in three business areas: interactive simulation for military, law enforcement and commercial markets (Training and Simulation Division); high-level armoring for military, paramilitary and commercial vehicles (Armor Division); and batteries and charging systems for the military (Battery and Power Systems Division).

Overview of Results of Operations

Acquisitions

In acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of intangible assets in the amount of a fraction (based on the useful life of the intangible assets) of the amount recorded as intangible assets. Such amortization charges continued during the first three months of 2010. We are required to review intangible assets and goodwill for impairment at least annually or whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that goodwill has been impaired, we must record the impairment charge in our statement of operations.

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

On January 1, 2009 we adopted FASB ASC 815-40-15, “Determining Whether an Instrument is Indexed to an Entity’s Own Stock.” FASB ASC 815-40-15 requires us to re-evaluate the warrants issued with the convertible notes and to also re-evaluate the embedded conversion option and embedded put options within the notes to determine if the previous accounting for these items would change. Upon this re-evaluation, we were required to reclassify the warrants along with the value of the embedded conversion feature from equity to a derivative liability. The embedded put options remained classified as derivative liabilities. The Company again used the Black-Scholes valuation model to determine the value of the warrants, the value of the embedded conversion feature and the value of the embedded put options associated with the convertible notes as of January 1, 2009. In accordance with the guidance of FASB ASC 815-40-15, a cumulative adjustment increasing January 1, 2009 retained earnings by $1,287,000 was made in the first quarter of 2009 to reflect this new accounting. We re-valued this amount in the second quarter of 2009 based on a revised valuation of the derivative liability.  This resulted in a debt discount balance in the amount of approximately $325,000, which is included in Long Term Debt on the balance sheet, and a revised cumulative adjustment to retained earnings of $471,000.

On March 31, 2009, we revalued these warrants, their embedded conversion option and their embedded put options and recorded a reduction of approximately $48,000 in the first quarter as a credit to financial expense. The year to date financial expense associated with this transaction is approximately $48,000. The table below lists the variables used in the Black-Scholes calculation and the resulting values.

Variables	December 31, 2009	March 31, 2010
Stock price	$1.70	$1.72
Risk free interest rate	1.70%	1.60%
Volatility	79.85%	77.87%
Dividend yield	0.00%	0.00%
Contractual life	1.6 years	1.4 years

Values	December 31, 2009	March 31, 2010
Warrants	$298,570	$265,139
Conversion option	88,156	75,696
Puts	7,371	5,206
Total value	$394,097	$356,041

Change in value – charged to financial expense		$(48,056)

Principal payments are due on the convertible notes as follows:

Year	Amount
2010	$1,363,635
2011	1,363,640
$2,727,275

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

Interest on the outstanding principal amount of the DEI Note commenced accruing on the issuance date and is payable quarterly, in arrears. We will discontinue accruing interest on the DEI Note due to the provision on the DEI Note recorded in the third quarter. The remaining interest payment was due on November 15, 2009, with the final payment due on December 31, 2009; however, since the DEI Note is now in default, interest continues to accrue. Interest on the DEI Note will be recognized as a reduction of financial expenses and will be shown on an accrual basis. Related fees and costs will be recorded as general and administrative expense.

In November 2009, DEI brought in a new investor that was prepared to provide DEI with additional working capital, but only if we agreed to step aside and accept a $500,000 discount on the DEI Note and waive our associated rights of first refusal and conversion. In view of the possibility that DEI would seek an extension of the DEI Note, we decided to enable DEI to bring in the new investor and thereby be able to pay the DEI Note on time, albeit at a discount. We accordingly wrote down the value of the DEI Note in the third quarter of 2009 by $500,000, to $2.0 million and charged the associated expense to allowance for settlements on the statement of operations. When the new investor’s investment did not close, we retained all our rights under the DEI Note, including our right to be paid the full amount of the DEI Note and our conversion option and right of first refusal.

We declared a default on the DEI Note when it was not paid pursuant to its terms at the end of December 2009. We are presently prohibited from bringing suit to collect this note pursuant to the terms of a subordination agreement with DEI’s senior lender. However, we are maintaining communication with DEI, and we continue to believe that DEI’s anticipated earnings and cash flow will enable the DEI Note to be paid, albeit late. As of March 31, 2010, interest on the DEI Note has been paid by DEI through November 15, 2009 and we expect DEI to continue to make interest payments on the DEI Note.

We incurred non-cash expenses related to our financings in the amount of $3,000 (as discussed above) during the first three months of 2010.

Restricted Shares and Options

In accordance with FASB ASC 505-50, we incurred, for the three months ended March 31, 2010 and 2009, compensation expense related to stock options and restricted shares of approximately $119,000 and $99,000, respectively, of which $0 and $9,000, respectively, was for stock options and $119,000 and $90,000, respectively, was for restricted shares. Our directors received their annual restricted stock grants on April 1, 2010 in accordance with the terms of the directors’ stock compensation plan.

Overview of Operating Performance and Backlog

Overall, our income before income tax expenses for the three months ended March 31, 2010 was $354,000 on revenues of $21.2 million, compared to a loss before income tax expenses of $280,000 on revenues of $20.1 million during the three months ended March 31, 2009. Our overall backlog as of March 31, 2010 totaled $42.5 million.

In our Training and Simulation Division, revenues decreased from approximately $11.5 million in the first three months of 2009 to $9.6 million in the first three months of 2009. As of March 31, 2010, our backlog for our Training and Simulation Division totaled $25.1 million.

In our Armor Division, revenues increased from $4.7 million during the first three months of 2009 to $6.6 million during the first three months of 2010. As of March 31, 2010, our backlog for our Armor Division totaled $4.7 million.

In our Battery and Power Systems Division, revenues increased from approximately $3.9 million in the first three months of 2009 to approximately $5.0 million in the first three months of 2010. As of March 31, 2010, our backlog for our Battery and Power Systems Division totaled $12.7 million.

Common Stock Repurchase Program

In February of 2009, we authorized, for a period of one year, the repurchase in the open market or in privately negotiated transactions of up to $1 million of our common stock. Pursuant to this plan, through March 31, 2009 we have repurchased 452,858 shares of its common stock for $572,811 ($563,614 net of commissions), all of which was purchased after April 1, 2009. At March 31, 2010, we had remaining authorization for the repurchase of up to $436,386 in shares of our common stock. The repurchase program is subject to the discretion of our management.

Recent Developments

None

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

The majority of financial transactions of our Israeli subsidiaries MDT and Epsilor is in New Israel Shekels (“NIS”) and a substantial portion of MDT’s and Epsilor’s costs is incurred in NIS. Management believes that the NIS is the functional currency of MDT and Epsilor. Accordingly, the financial statements of MDT and Epsilor have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Results of Operations

Three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Revenues. Revenues for the three months ended March 31, 2010 totaled $21.2 million, compared to $20.1 million in the comparable period in 2009, an increase of $1.1 million, or 5.3%. In the first quarter of 2010, revenues were $9.6 million for the Training and Simulation Division

(compared to $11.5 million in the first quarter of 2009), a decrease of $1.8 million, or 15.8%, due primarily to a simulation contract with the military that concluded in fourth quarter 2009. Revenue of $6.6 million for the Armor Division (compared to $4.7 million in the first quarter of 2009), an increase of $1.8 million, or 38.9%, due primarily to increased production of the David vehicle; and $5.0 million for the Battery and Power Systems Division (compared to $3.9 million in the first quarter of 2009) an increase of $1.0 million, or 26.6%, due primarily to increased orders for our battery and charger products.

Cost of revenues. Cost of revenues totaled $15.3 million during the first quarter of 2010, compared to $14.8 million in the first quarter of 2009, an increase of $495,000, or 3.3%, due primarily to increased production in our Armor and Battery and Power divisions.

Direct expenses were $8.0 million for the Training and Simulation Division (compared to $9.8 million in the first quarter of 2009), a decrease of $1.8 million, or 18.0%, due primarily to the reduction in revenue for the quarter; $6.2 million for the Armor Division (compared to $4.5 million in the first quarter of 2009), an increase of $1.7 million, or 37.8%, due primarily to increased production of the David vehicle; and $4.6 million for the Battery and Power Systems Division (compared to $3.5 million in the first quarter of 2009), an increase of $1.1 million, or 31.3%, due primarily to increased orders for our battery and charger products.

Amortization of intangible assets. Amortization of intangible assets totaled $422,000 in the first quarter of 2010, compared to $373,000 in the first quarter of 2009, an increase of $49,000, or 13.2%, due primarily to the increase in amortization of capitalized software in our Simulation Division.

Research and development expenses. Research and development expenses for the first quarter of 2010 were $814,000, compared to $332,000 during the first quarter of 2009, an increase of $483,000, or 145.4%, due primarily to the development of new vehicles in the Armor Division along with increases in new product development in the other divisions.

Selling and marketing expenses. Selling and marketing expenses for the first quarter of 2010 were $1.2 million, compared to $1.1 million in the first quarter of 2009, an increase of $15,000, or 1.3%, due primarily to increased expenses in the Batter and Power Systems Division.

General and administrative expenses. General and administrative expenses for the first quarter of 2010 were $3.0 million, compared to $2.8 million in the first quarter of 2009, an increase of $187,000, or 6.8%, due primarily to an increase in severance and social benefit expenses in Israel along with increased professional fees in our Armor Division.

Financial expense, net. Financial expenses totaled $143,000 in the first quarter of 2010, compared to $973,000 in the first quarter of 2009, a decrease of $830,000, or 85.3%, due primarily to a decrease in warrant and debt discount expense from 2009 along with a reduction in currency exchange expenses.

Income taxes. With respect to some of our subsidiaries that operated at a net profit during 2010, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $262,000 in tax expense in the first quarter of 2010, compared to $196,000 in tax expense in the first quarter of 2009, an increase of $66,000, or 33.5%, mainly concerning state and local taxes along with the required adjustment of taxes due to the deduction of goodwill for U.S. federal taxes, which totaled $140,000 in non cash expenses in the first quarter of 2010.

Net profit. Due to the factors cited above, we went from a net loss of $476,000 in the first quarter of 2009 to a net profit of $92,000 in the first quarter of 2010, an improvement of $568,000.

Liquidity and Capital Resources

As of March 31, 2010, we had $1.8 million in cash and $2.0 million in restricted cash, as compared to December 31, 2009, when we had $1.9 million in cash and $2.0 million in restricted cash.

We used available funds in the three months ended March 31, 2010 primarily for sales and marketing, continued research and development expenditures, and other working capital needs. We purchased approximately $150,000 of fixed assets during the three months ended March 31, 2010. Our net fixed assets amounted to $4.5 million at quarter end.

Net cash (used in)/provided by operating activities from continuing operations for the three months ended March 31, 2010 and 2009 was $(522,000) and $659,000, respectively, a decrease of $1.2 million. This decrease in cash provided was primarily the result of changes in operating assets and liabilities.

Net cash (used in)/provided by investing activities for the three months ended March 31, 2010 and 2009 was $(150,000) and $23,000, an increase of $173,000. This increase was primarily the result of purchases of property and equipment.

Net cash (used in)/provided by financing activities for the three months ended March 31, 2010 and 2009 was $548,000 and $(1.4) million, respectively, an increase of $1.9 million, primarily due to an  increase in short-term borrowings.

As of March 31, 2010, we had approximately $5.1 million in bank debt and $3.8 million in long-term debt outstanding. This is in comparison to $4.1 million in bank debt and $4.2 million in long-term debt outstanding as of December 31, 2009.

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

Foreign Currency Exchange Rate Risk

Since a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2010. Certain of our research, development and production activities are carried out by our Israeli subsidiary, EFL, at its facility in Beit Shemesh, and accordingly we have sales and expenses in NIS. Additionally, our MDT and Epsilor subsidiaries operate primarily in NIS. However, the majority of our sales are made outside Israel in U.S. dollars, and a substantial portion of our costs are incurred in U.S. dollars. Therefore, our functional currency is the U.S. dollar.

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

Class Action Litigation

In May 2007, two purported class action complaints (the “Class Action Complaint”) were filed in the United States District Court for the Eastern District of New York against us and certain of our officers and directors. These two cases were consolidated in June 2007. In January 2010, we reached an agreement with lead plaintiffs to settle the Class Action Complaint. Under the terms of the proposed settlement, the lawsuit will be dismissed with prejudice, and we and all our current and former officers and directors named in the complaint will receive a full and complete release of all claims asserted against them in the litigation, as well as any related claims that could have been asserted. The claims will be settled for $2.9 million. The monetary payment for this settlement will be funded entirely from insurance proceeds. The hearing with respect to court approval of this settlement was held on May 6, 2010, and we are awaiting a decision in respect of such approval.

Additionally, on May 6, 2009 a purported shareholders derivative complaint (the “Derivative Complaint”) was filed in the United States District Court for the Eastern District of New York against us and certain of our officers and directors. The Derivative Complaint is based on the same facts as the class action litigation currently pending against us in the same district, and primarily relates to our acquisition of Armour of America in 2005 and certain public statements made by us with respect to our business and prospects during the Period. The Derivative Complaint seeks an unspecified amount of damages. We moved for dismissal of the Derivative Complaint in March of 2010.

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

Based on the trial results and subsequent inquiries, we, after consultation with our litigation counsel handling this case and with an outside firm with particular expertise in government contract litigation, formed a conclusion that it would be appropriate and prudent to take a allowance against an adverse decision in this case, in the amount of one-half of the amount of NAVAIR’s counterclaim. Based on the legal advice received by management, our management deemed a loss of $750,000 in this case to be a probable outcome as determined under GAAP and recorded a related charge as part of our financial statements for 2009.

ITEM 1A.	RISK FACTORS.

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009. We do not believe that there have been any material changes in the risk factors disclosed in the Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In February of 2009, we authorized, for a period of one year, the repurchase in the open market or in privately negotiated transactions of up to $1 million of our common stock. Through December 31, 2009, we repurchased 447,358 shares for a total of $554,099. The following table shows information relating to the repurchase of our common stock during the three months ended March 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
January 1, 2010 through January 31, 2010	–	$–	–	$445,901
February 1, 2010 through February 28, 2010	–	$–	–	$445,901
March 1, 2010 through March 31, 2010	5,500	$1.73	5,500	$436,386
TOTAL THIS QUARTER	5,500		5,500

(1)Average price paid per share includes commissions and is rounded to the nearest two decimal places.

The repurchase program is subject to management’s discretion.

ITEM 6.	EXHIBITS.

The following documents are filed as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:                      May 12, 2010

AROTECH CORPORATION

By:	/s/ Robert S. Ehrlich
	Name:	Robert S. Ehrlich
	Title:	Chairman and CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Vice President – Finance and CFO
(Principal Financial Officer)