Form 10-Q
period 2010-06-30
AROTECH CORP
filed 2010-08-12
CIK 916529

0
OMB APPROVAL
OMB Number: 3235-0070 Expires: July 31, 2011 Estimated average burden hours per response 187.50
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

    ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED      June 30, 2010   .
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                              Yes  ☐  No  ☒

The number of shares outstanding of the issuer’s common stock as of August 10, 2010 was 14,739,912.

SEC 1296 (04-09)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,777,853	$1,901,525
Restricted collateral deposits	1,896,825	1,997,165
Trade receivables (net of allowance for doubtful accounts in the amount of $42,000 as of June 30, 2010 and $47,000 as of December 31, 2009)	13,728,977	14,010,974
Unbilled receivables	6,870,457	4,142,107
Other accounts receivable and prepaid expenses	3,740,824	2,825,202
Inventories	10,976,276	12,335,037
Total current assets	38,991,212	37,212,010
LONG TERM ASSETS:
Deferred tax assets	47,184	41,405
Severance pay fund	3,632,120	3,447,884
Other long term receivables	439,627	395,456
Property and equipment, net	4,339,902	4,624,833
Investment in affiliated company	67,018	67,018
Other intangible assets, net	5,321,749	6,025,600
Goodwill	32,110,454	32,303,673
Total long term assets	45,958,054	46,905,869
Total assets	$84,949,266	$84,117,879

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$5,467,297	$5,149,243
Other accounts payable and accrued expenses	5,027,004	6,239,436
Current portion of capitalized leases	48,271	45,911
Current portion of long term debt	1,902,730	1,902,097
Short term bank credit	4,074,890	4,074,890
Deferred revenues	5,828,713	4,434,093
Total current liabilities	22,348,905	21,845,670
LONG TERM LIABILITIES: Accrued severance pay	5,320,500	4,985,011
Long term portion of capitalized leases	27,230	52,021
Long term debt	1,412,483	2,270,152
Deferred tax liability	3,269,999	2,990,000
Other long term liabilities	360,189	555,220
Total long term liabilities	10,390,401	10,852,404
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each;
Authorized: 50,000,000 shares as of June 30, 2010 and December 31, 2009; Issued and outstanding: 14,739,912 shares and 14,405,948 shares as of June 30, 2010 and December 31, 2009, respectively	147,400	144,060
Preferred shares – $0.01 par value each;
Authorized: 1,000,000 shares as of June 30, 2010 and December 31, 2009; No shares issued and outstanding as of June 30, 2010 and December 31, 2009	–	–
Additional paid-in capital	221,149,861	220,481,911
Accumulated deficit	(169,336,476)	(169,788,022)
Notes receivable from stockholders	(954,647)	(954,647)
Accumulated other comprehensive income	1,203,822	1,536,503
Total stockholders’ equity	52,209,960	51,419,805
Total liabilities and stockholders’ equity	$84,949,266	$84,117,879

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. Dollars, except share data)

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Revenues	$40,054,254	$36,127,412	$18,903,860	$16,035,190

Cost of revenues, exclusive of amortization of intangibles	28,610,458	26,595,444	13,283,807	11,763,982
Research and development	1,578,497	735,575	764,016	403,687
Selling and marketing expenses	2,597,294	2,317,455	1,436,635	1,171,363
General and administrative expenses	5,871,919	5,548,527	2,918,322	2,781,858
Amortization of intangible assets	838,906	746,626	417,258	374,029
Total operating costs and expenses	39,497,074	35,943,627	18,820,038	16,494,919

Operating profit (loss)	557,180	183,785	83,822	(459,729)

Other income	61,218	51,650	37,758	1,819
Allowance for settlements	500,000	–	500,000	–
Financial expenses, net	(207,710)	(1,099,492)	(64,460)	(126,414)
Total other income (expenses)	353,508	(1,047,842)	473,298	(124,595)
Income (loss) before income tax expenses	910,688	(864,057)	557,120	(584,324)

Income tax expenses	(459,140)	(468,644)	(197,120)	(272,354)
Net income (loss)	$451,548	$(1,332,701)	$360,000	$(856,678)

Basic net income (loss) per share	$0.03	$(0.10)	$0.03	$(0.06)
Diluted net income (loss) per share	$0.03	$(0.10)	$0.02	$(0.06)

Weighted average number of shares used in computing basic net income/loss per share	13,944,492	13,802,821	14,013,658	14,028,757
Weighted average number of shares used in computing diluted net income/loss per share	14,547,232	13,802,821	14,616,398	14,028,757

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(U.S. Dollars)

	Six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$451,548	$(1,332,701)
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	622,345	623,834
Amortization of intangible assets and capitalized software costs	838,906	746,626
Amortization of debt discount	96,000	147,103
Compensation related to shares issued to employees, consultants and directors	302,096	212,009
Adjustment to value of warrants and imbedded features on the senior convertible notes	(195,647)	479,289
Deferred tax expense	274,220	286,820
Changes in operating assets and liabilities:
Severance pay, net	151,253	(188,105)
Trade receivables	281,997	3,907,438
Other accounts receivable and prepaid expenses	(959,793)	98,456
Inventories	1,358,761	(1,685,906)
Unbilled receivables	(2,728,350)	2,147,209
Deferred revenues	1,394,620	(909,413)
Trade payables	318,054	(3,170,639)
Accounts payable and accrued expenses	(1,234,249)	(1,181,672)
Net cash provided by (used in) operating activities	971,761	180,348
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment net of investment grants received from the State of Israel	(337,414)	(91,300)
Additions of capitalized software development	(231,516)	(17,193)
Investment in affiliated company	–	33,969
Restricted cash	100,340	86,696
Net cash provided by (used in) investing activities	(468,590)	12,172
FORWARD	$503,171	$192,520

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Six months ended June 30,
	2010	2009
FORWARD	$503,171	$192,520
CASH FLOWS FROM FINANCING ACTIVITIES:
Long term loans	(527,389)	(936,193)
Short term bank credit	–	(150,000)
Treasury stock purchased	(56,453)	(258,596)
Net cash provided by (used in) financing activities	(583,842)	(1,344,789)
DECREASE IN CASH AND CASH EQUIVALENTS	(80,671)	(1,152,269)
CASH EROSION DUE TO EXCHANGE RATE DIFFERENCES	(43,001)	(18,836)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	1,901,525	4,301,359
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$1,777,853	$3,130,254
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Interest paid during the period	$289,839	$348,054
Taxes on income paid during the period	$85,147	$113,149
Note conversion to common stock	$425,647	$–
Stock issued in lieu of funding severance fund	$–	$440,000

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

b.           Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at June 30, 2010, its operating results for the six- and three-month periods ended June 30, 2010 and 2009, and its cash flow for the six-month periods ended June 30, 2010 and 2009.

The results of operations for the six and three months ended June 30, 2010 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2010.

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

c.           Accounting for stock-based compensation:

For the six months ended June 30, 2010 and 2009 the compensation expense recorded related to stock options and restricted shares was $302,096 and $212,009, respectively, of which $0 and $18,023, respectively, was for stock options and $302,096 and $193,986, respectively, was for restricted shares. The remaining total compensation cost related to non-vested stock options and restricted share awards not yet recognized in the income statement as of June 30, 2010 was

$334,000, all of which was for restricted shares. The weighted average period over which this compensation cost is expected to be recognized is approximately one and one-half years. Income tax expense was not impacted since the Company is in a net operating loss position. There were no new options issued in the first six months of 2010 and no options were exercised in the first six months of 2010. The Company’s directors received their annual restricted stock grants on April 1, 2010 in accordance with the terms of the directors’ stock compensation plan.

On April 12, 2010, the Company’s executive officers were granted restricted stock and restricted stock units totaling 290,000 shares at a deemed grant price of $1.67 per share (the closing price on the date of grant) as authorized by the Company’s compensation committee. An additional 170,000 shares of either restricted stock or restricted stock units were issued with the same terms to other employees. These shares will vest 50% at the end of 2010 (with 2/3 of such vesting being subject to the achievement of certain performance criteria) and 50% at the end of 2011 (with 2/3 of such vesting being subject to the achievement of certain performance criteria), and will be expensed over the vesting period. No compensation cost has been recorded for the quarter ended June 30, 2010 related to the performance portion of these restricted awards as it is not yet considered probable the criteria will be met.

d.           Reclassification:

Certain comparative data in these financial statements may have been reclassified to conform to the current year’s presentation.

e.           Anti-dilutive shares for EPS calculation

All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per common share because all such securities are anti-dilutive for the periods presented and the Company has excluded any restricted stock that will never vest under the current program. The total weighted average number of shares excluded from the calculations of diluted net income (loss) per share for the six-month periods ended June 30, 2010 and 2009 were 778,760 and 906,305, respectively.

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

	June 30, 2010	December 31, 2009
	(Unaudited)
Raw materials	$8,137,053	$7,479,672
Work-in-progress	2,166,179	3,943,073
Finished goods	673,044	912,292
Total:	$10,976,276	$12,335,037

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

b.           The following is information about reported segment revenues, income (losses) and total assets for the six and three months ended June 30, 2010 and 2009:

	Training and Simulation	Armor	Battery and Power Systems	All Others	Total
Six months ended June 30, 2010
Revenues from outside customers	$20,067,950	$11,098,163	$8,888,141	$–	$40,054,254
Depreciation and amortization expenses (1)	(776,934)	(6,676)	(254,620)	(88,280)	(1,126,510)
Direct expenses (2)	(16,276,292)	(11,028,547)	(8,690,676)	(2,272,971)	(38,268,486)
Segment income (loss)	3,014,724	62,940	(57,155)	(2,361,251)	659,258
Financial income (expense)	–	(65,752)	(291,498)	149,540	(207,710)
Income (loss) from continuing operations	$3,014,724	$(2,812)	$(348,653)	$(2,211,711)	$451,548
Segment assets (3)	$46,860,622	$11,508,079	$23,530,636	$3,049,929	$84,949,266
Six months ended June 30, 2009
Revenues from outside customers	$21,304,763	$6,441,692	$8,380,957	$–	$36,127,412
Depreciation and amortization expenses (1)	(677,370)	(88,740)	(505,323)	(99,027)	(1,370,460)
Direct expenses (2)	(17,910,521)	(7,075,326)	(7,668,992)	(2,335,322)	(34,990,161)
Segment income (loss)	2,716,872	(722,374)	206,642	(2,434,349)	(233,209)
Financial expense	–	(95,902)	(192,706)	(810,884)	(1,099,492)
Income (loss) from continuing operations	$2,716,872	$(818,276)	$13,936	$(3,245,233)	$(1,332,701)
Segment assets (3)	$44,974,286	$11,077,850	$23,116,763	$3,546,706	$82,715,605
Three months ended June 30, 2010
Revenues from outside customers	$10,422,409	$4,546,342	$3,935,109	$–	$18,903,860
Depreciation and amortization expenses (1)	(384,758)	39,341	(754)	(44,032)	(390,203)
Direct expenses (2)	(8,263,151)	(4,836,204)	(4,113,807)	(876,035)	(18,089,197)
Segment income (loss)	1,774,500	(250,521)	(179,452)	(920,067)	424,460
Financial income (expense)	–	(32,662)	(285,432)	253,634	(64,460)
Income (loss) from continuing operations	$1,774,500	$(283,183)	$(464,884)	$(666,433)	$360,000

	Training and Simulation	Armor	Battery and Power Systems	All Others	Total
Three months ended June 30, 2009
Revenues from outside customers	$9,842,912	$1,723,974	$4,468,304	$–	$16,035,190
Depreciation and amortization expenses (1)	(339,722)	(44,626)	(248,400)	(49,339)	(682,087)
Direct expenses (2)	(8,143,462)	(2,582,587)	(4,183,005)	(1,174,313)	(16,083,367)
Segment income (loss)	1,359,728	(903,239)	36,899	(1,223,652)	(730,264)
Financial income (expense)	–	32,043	160,346	(318,803)	(126,414)
Income (loss) from continuing operations	$1,359,728	$(871,196)	$197,245	$(1,542,455)	$(856,678)

(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.
(2)	Including, inter alia, sales and marketing, general and administrative and tax expenses.
(3)
Out of those amounts, goodwill in our Training and Simulation, Armor and Battery and Power Systems Divisions stood at $24,435,641, $1,772,668 and $5,902,145, respectively, as of June 30, 2010 and $24,435,641, $1,757,041 and $5,835,880, respectively, as of June 30, 2009. Subsequent to the 2004 purchase of AoA, the Company recorded an impairment charge in 2005 to fully impair related goodwill ($10.5 million) and intangible assets ($2.6 million). Additionally, due to an earnout on the same transaction, the Company recorded an additional $316,000 in goodwill in 2007 and immediately recorded an impairment of $316,000. The Company has not recorded any other goodwill impairment charges.

NOTE 5:                      COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the six and three months ended June 30, 2010 and 2009 is summarized below:

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$451,548	$(1,332,701)	$360,000	$(856,678)
Foreign currency translation	(332,681)	(360,916)	499,381	738,013
Total comprehensive income (loss)	$118,867	$(1,693,617)	$859,381	$(118,665)

NOTE 6:                      CONVERTIBLE NOTES AND DETACHABLE WARRANTS

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

On June 30, 2010, the Company revalued its warrants, their embedded conversion options and their embedded put options and recorded a reduction of approximately $148,000 in the second quarter of 2010 as a credit to financial expense. The approximate year-to-date financial expense associated with this transaction is $196,000. The table below lists the variables used in the Black-Scholes calculation and the resulting values:

Variables	December 31, 2009	June 30, 2010
Stock price	$1.70	$1.46
Risk free interest rate	1.70%	1.00%
Volatility	79.85%	77.76%
Dividend yield	0.00%	0.00%
Contractual life	1.6 years	1.1 years

Values	December 31, 2009	June 30, 2010
Warrants	$298,570	$155,616
Conversion option	88,156	39,510
Puts	7,370	3,323
Total value	$394,096	$198,449

Change in value – charged to financial expense		$195,647

Principal payments are due on the convertible notes as follows:

Year	Amount
2010	$909,090
2011	1,363,640
$2,272,730

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

In November 2009, DEI brought in a new investor that was prepared to provide DEI with additional working capital, but only if the Company agreed to step aside and accept a $500,000 discount on the DEI Note and waive its associated rights of first refusal and conversion. In view of the possibility that DEI would seek an extension of the DEI Note, the Company decided to enable DEI to bring in the new investor and thereby be able to pay the DEI Note on time, albeit at a dis-

count. The Company accordingly wrote down the value of the DEI Note in the third quarter of 2009 by $500,000, to $2.0 million and charged the associated expense to allowance for settlements on the statement of operations. When the new investor’s investment did not close, the Company retained all its rights under the DEI Note, including its right to be paid the full amount of the DEI Note and its conversion option and right of first refusal.

On August 10, 2010, DEI repaid the entire $2.5 million principal amount, along with all outstanding earned and unpaid interest. Inasmuch as the Company had previously established an allowance of $500,000 in the fourth quarter of 2009 based on the expectation that the DEI Note would not be fully collected, the Company recognized in the second quarter of 2010 the difference between the $2.0 million book value of the DEI Note and the $2.5 million that was actually collected as a recovery under allowance for settlements in the Company’s financial statements. Additionally, the Company accrued unpaid interest on the DEI note through June 30, 2010 in the amount of $140,000 which was booked as a reduction of financial expenses. This transaction extinguished the Company’s conversion options and rights of first refusal with respect to DEI.

NOTE 8:                      FAIR VALUE MEASUREMENT

The carrying value of short term assets and liabilities in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted collateral deposits, trade receivables, unbilled receivables, inventories, prepaid and other assets, trade payables, accrued expenses, deferred revenues and other liabilities as of June 30, 2010 and December 31, 2009, approximate fair value because of the short maturity of these instruments. The carrying amounts of long term debt approximates the estimated fair values at June 30, 2010, based upon the Company’s ability to acquire similar debt at similar maturities.

NOTE 9:                      COMMON STOCK REPURCHASE PROGRAM

In February of 2009, the Company authorized, for a period of one year, the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of its common stock. This program was subsequently extended to August 2011. Pursuant to this plan, the Company through June 30, 2010 had repurchased 482,097 shares of its common stock for $619,605 ($609,823 net of commissions), all of which was purchased after April 1, 2009.  At June 30, 2010, the Company had remaining authorization for the repurchase of up to $390,177 in shares of its common stock. The repurchase program is subject to the discretion of the Company’s management.

NOTE 10:                      SUBSEQUENT EVENTS

See update to DEI Note in Note 7 above.

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

Overview of Results of Operations

Acquisitions

In acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of intangible assets in the amount of a fraction (based on the useful life of the intangible assets) of the amount recorded as intangible assets. Such amortization charges continued during the first six months of 2010. We are required to review intangible assets and goodwill for impairment at least annually or whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that goodwill has been impaired, we must record the impairment charge in our statement of operations.

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

On June 30, 2010, we revalued these warrants, their embedded conversion option and their embedded put options and recorded a reduction of approximately $148,000 in the second quarter as a credit to financial expense. The year to date financial expense associated with this transaction is approximately $196,000. The table below lists the variables used in the Black-Scholes calculation and the resulting values.

Variables	December 31, 2009	June 30, 2010
Stock price	$1.70	$1.46
Risk free interest rate	1.70%	1.00%
Volatility	79.85%	77.76%
Dividend yield	0.00%	0.00%
Contractual life	1.6 years	1.1 years

Values	December 31, 2009	June 30, 2010
Warrants	$298,570	$155,616
Conversion option	88,156	39,510
Puts	7,370	3,323
Total value	$394,096	$198,449

Change in value – charged to financial expense		$195,647

Remaining principal payments are due on the convertible notes as follows:

Year	Amount
2010	$909,090
2011	1,363,640
$2,272,730

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

Interest on the outstanding principal amount of the DEI Note commenced accruing on the issuance date and was payable quarterly, in arrears. We discontinued accruing interest on the DEI Note due to the default on the DEI Note recorded in the third quarter of 2009. The final payment was due on December 31, 2009; however, interest income had not been accrued until received during the default period. Interest on the DEI Note will be recognized as a reduction of financial expenses. Related fees and costs will be recorded as general and administrative expense.

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

On August 10, 2010, DEI repaid the entire $2.5 million principal amount, along with all outstanding earned and unpaid interest. Inasmuch as we had previously established an allowance of $500,000 in the fourth quarter of 2009 based on the expectation that the DEI Note would not be fully collected, we recognized in the second quarter of 2010 the difference between the $2.0 million book value of the DEI Note and the $2.5 million that was actually collected as a recovery under allowance for settlements on our financial statements. Additionally, we accrued unpaid interest on the note through June 30, 2010 in the amount of $140,000 which was booked as a reduction of financial expenses. This transaction extinguished our conversion options and rights of first refusal with DEI.

Restricted Shares and Options

In accordance with FASB ASC 505-50, we incurred, for the six months ended June 30, 2010 and 2009, compensation expense related to stock options and restricted shares of approximately $302,000 and $212,000, respectively, of which $0 and $18,000, respectively, was for stock options and $302,000 and $194,000, respectively, was for restricted shares. Our directors received their annual restricted stock grants on April 1, 2010 in accordance with the terms of the directors’ stock compensation plan.

On April 12, 2010, our executive officers were granted restricted stock and restricted stock units totaling 290,000 shares at a deemed grant price of $1.67 per share (the closing price on the date of grant) as authorized by our compensation committee. An additional 170,000 shares of either restricted stock or restricted stock units were issued with the same terms to other employees. These shares will vest 50% at the end of 2010 (with 2/3 of such vesting being subject to the achievement of certain performance criteria) and 50% at the end of 2011 (with 2/3 of such vesting being subject to the achievement of certain performance criteria), and will be expensed over the vesting period. No compensation cost has been recorded for the quarter ended June 30,

2010 related to the performance portion of these restricted awards as it is not yet considered probable that the criteria will be met.

Overview of Operating Performance and Backlog

Overall, our income before income tax expenses for the six months ended June 30, 2010 was $911,000 on revenues of $40.1 million, compared to a loss before income tax expenses of $864,000 on revenues of $36.1 million during the six months ended June 30, 2009. Our overall backlog as of June 30, 2010 totaled $40.4 million.

In our Training and Simulation Division, revenues decreased from approximately $21.3 million in the first six months of 2009 to $20.1 million in the first six months of 2010. As of June 30, 2010, our backlog for our Training and Simulation Division totaled $18.6 million.

In our Armor Division, revenues increased from $6.4 million during the first six months of 2009 to $11.1 million during the first six months of 2010. As of June 30, 2010, our backlog for our Armor Division totaled $8.7 million.

In our Battery and Power Systems Division, revenues increased from approximately $8.4 million in the first six months of 2009 to approximately $8.9 million in the first six months of 2010. As of June 30, 2010, our backlog for our Battery and Power Systems Division totaled $13.1 million.

Common Stock Repurchase Program

In February of 2009, we authorized, for a period of one year, the repurchase in the open market or in privately negotiated transactions of up to $1 million of our common stock. Pursuant to this plan, through June 30, 2010 we have repurchased 482,097 shares of our common stock for $619,605 ($609,823 net of commissions), all of which was purchased after April 1, 2009. At June 30, 2010, we had remaining authorization for the repurchase of up to $390,177 in shares of our common stock. The repurchase program is subject to the discretion of our management.

Recent Developments

See the update to the discussion of the DEI Note in “Overview of Results of Operations – Acquisitions – Financings and Issuance of Warrants,” above.

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

The majority of financial transactions of our Israeli subsidiaries MDT and Epsilor is in New Israel Shekels (“NIS”) and a substantial portion of MDT’s and Epsilor’s costs is incurred in NIS. Management believes that the NIS is the functional currency of MDT and Epsilor. Accordingly, the financial statements of MDT and Epsilor have been translated into U.S. dollars. All bal-

ance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Results of Operations

Three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Revenues. Revenues for the three months ended June 30, 2010 totaled $18.9 million, compared to $16.0 million in the comparable period in 2009, an increase of $2.9 million, or 17.9%. In the second quarter of 2010, revenues were $10.4 million for the Training and Simulation Division (compared to $9.8 million in the second quarter of 2009, an increase of $579,000, or 5.9%, due primarily to a simulation contract with the state of California); $4.5 million for the Armor Division (compared to $1.7 million in the second quarter of 2009, an increase of $2.8 million, or 163.7%, due primarily to increased production of the David vehicle); and $3.9 million for the Battery and Power Systems Division (compared to $4.5 million in the second quarter of 2009, a decrease of $533,000, or 11.9%, due primarily to decreased orders for our battery and charger products).

Cost of revenues. Cost of revenues totaled $13.3 million during the second quarter of 2010, compared to $11.8 million in the second quarter of 2009, an increase of $1.5 million, or 12.9%, due primarily to increased production in our Armor and Battery and Power Systems divisions.

Direct expenses were $8.3 million for the Training and Simulation Division (compared to $8.1 million in the second quarter of 2009, an increase of $120,000, or 1.5%, due primarily to the increase in revenue for the quarter); $4.8 million for the Armor Division (compared to $2.6 million in the second quarter of 2009, an increase of $2.2 million, or 87.3%, due primarily to increased production of the David vehicle offset to some extent by improved operating efficiencies); and $4.1 million for the Battery and Power Systems Division (compared to $4.2 million in the second quarter of 2009, a decrease of $69,000, or 1.7%, due primarily to decreased material costs for our battery and charger products).

Amortization of intangible assets. Amortization of intangible assets totaled $417,000 in the second quarter of 2010, compared to $374,000 in the second quarter of 2009, an increase of $43,000, or 11.6%, due primarily to the increase in amortization of capitalized software in our Training and Simulation Division.

Research and development expenses. Research and development expenses for the second quarter of 2010 were $764,000, compared to $404,000 during the second quarter of 2009, an increase of $360,000, or 89.3%. This increase was primarily due to the development of new vehicles in the Armor Division along with increases in new product development in the other divisions. In particular, the Armor Division has invested a significant amount of resources to develop our new Tiger vehicle, which has been displayed in trade shows in both Europe and the United States.

Selling and marketing expenses. Selling and marketing expenses for the second quarter of 2010 were $1.4 million, compared to $1.2 million in the second quarter of 2009, an increase of $265,000, or 22.6%, due primarily to increased expenses in the Armor Division related to the newly-developed Tiger vehicle.

General and administrative expenses. General and administrative expenses for the second quarter of 2010 were $2.9 million, compared to $2.8 million in the second quarter of 2009, an increase of $136,000, or 4.9%. This increase was due primarily to an increase in severance and social benefit expenses in Israel along with increased professional fees in connection with regulatory compliance work in our Armor Division.

Allowance for settlements. In the second quarter of 2010 we recorded a positive adjustment in the amount of $500,000 to reflect the reversal of the allowance booked in the third quarter of 2009 relating to the DEI Note, which was paid in full in the third quarter of 2010, prior to our filing of our financial statements.

Financial expense, net. Financial expenses totaled $64,000 in the second quarter of 2010, compared to $126,000 in the second quarter of 2009, a decrease of $62,000, or 49.0%, due primarily to the $140,000 accrued interest income relating to the DEI Note booked in the quarter, offset to some extent by an increase in currency exchange expenses and a decrease in warrant and debt discount expenses compared to 2009.

Income taxes. With respect to some of our subsidiaries that operated at a net income during 2010, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $197,000 in tax expense in the second quarter of 2010, compared to $272,000 in tax expense in the second quarter of 2009, a decrease of $75,000, or 27.6%, mainly concerning state and local taxes. This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $140,000 in non-cash expenses in the second quarter of 2009 and 2010 (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets). This adjustment is required under current accounting regulations.

Net income. Due to the factors cited above, we went from a net loss of $(857,000) in the second quarter of 2009 to a net income of $360,000 in the second quarter of 2010, an improvement of $1.2 million.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Revenues. Revenues for the six months ended June 30, 2010 totaled $40.1 million, compared to $36.1 million in the comparable period in 2009, an increase of $3.9 million, or 10.9%. In the first six months of 2010, revenues were $20.1 million for the Training and Simulation Division (compared to $21.3 million in the first six months of 2009, a decrease of $1.2 million, or 5.8%, due primarily to a simulation contract with the military that concluded in 2009); $11.1 million for the Armor Division (compared to $6.4 million in the first six months of 2009, an increase of $4.7 million, or 72.3%, due primarily to increased production of the David vehicle); and $8.9 million for the Battery and Power Systems Division (compared to $8.4 million in the first six months of

2009, an increase of $507,000, or 6.1%, due primarily to increased orders for our battery and charger products).

Cost of revenues. Cost of revenues totaled $28.6 million during the first six months of 2010, compared to $26.6 million in the first six months of 2009, an increase of $2.0 million, or 7.6%, due primarily to increased production in our Armor and Battery and Power Systems divisions.

Direct expenses were $16.3 million for the Training and Simulation Division (compared to $17.9 million in the first six months of 2009, a decrease of $1.6 million, or 9.1%, due primarily to the reduction in revenue for the period); $11.0 million for the Armor Division (compared to $7.1 million in the first six months of 2009, an increase of $3.9 million, or 55.9%, due primarily to increased production of the David vehicle and improved operating efficiencies); and $8.7 million for the Battery and Power Systems Division (compared to $7.7 million in the first six months of 2009, an increase of $1.0 million, or 13.3%, due primarily to increased orders for our battery and charger products).

Amortization of intangible assets. Amortization of intangible assets totaled $839,000 in the first six months of 2010, compared to $747,000 in the first six months of 2009, an increase of $92,000, or 12.4%, due primarily to the increase in amortization of capitalized software in our Training and Simulation Division.

Research and development expenses. Research and development expenses for the first six months of 2010 were $1.6 million, compared to $736,000 during the first six months of 2009, an increase of $843,000, or 114.6%.  This increase was primarily due to the development of new vehicles in the Armor Division along with increases in new product development in the other divisions. In particular, the Armor division has invested a significant amount of resources to develop our new Tiger vehicle, which has been displayed in trade shows in both Europe and the United States.

Selling and marketing expenses. Selling and marketing expenses for the first six months of 2010 were $2.6 million, compared to $2.3 million in the first six months of 2009, an increase of $280,000, or 12.1%, due primarily to increased expenses in the Armor Division for expenses related to the newly-developed Tiger vehicle.

General and administrative expenses. General and administrative expenses for the first six months of 2010 were $5.8 million, compared to $5.5 million in the first six months of 2009, an increase of $323,000, or 5.8%, due primarily to an increase in professional fees in connection with regulatory compliance work in our Armor Division.

Allowance for settlements. In the second quarter of 2010 we recorded a positive adjustment in the amount of $500,000 to reflect the reversal of the allowance booked in the third quarter of 2009 relating to the DEI Note, which was paid in full in the third quarter of 2010, prior to our filing of our financial statements.

Financial expenses, net. Financial expenses totaled $208,000 in the first six months of 2010, compared to $1.1 million in the first six months of 2009, a decrease of $892,000, or 81.1%,

due primarily to the $140,000 accrued interest income relating to the DEI Note booked in the second quarter of 2010 and a decrease in warrant and debt discount expense from 2009, offset by an increase in currency exchange expenses.

Income taxes. With respect to some of our subsidiaries that operated at a net income during 2010, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $459,000 in tax expense in the first six months of 2010, compared to $469,000 in tax expense in the first six months of 2009, a decrease of $10,000, or 2.0%, mainly concerning state and local taxes along. This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $280,000 in non-cash expenses in the first six months of 2009 and 2010 (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets).

Net income. Due to the factors cited above, we went from a net loss of $(1.3) million in the first half of 2009 to a net income of $452,000 in the first half of 2010, an improvement of $1.8 million.

Liquidity and Capital Resources

As of June 30, 2010, we had $1.8 million in cash and $1.9 million in restricted cash, as compared to December 31, 2009, when we had $1.9 million in cash and $2.0 million in restricted cash.

We used available funds in the six months ended June 30, 2010 primarily for sales and marketing, continued research and development expenditures, and other working capital needs. We purchased approximately $337,000 of fixed assets during the six months ended June 30, 2010. Our net fixed assets amounted to $4.3 million at quarter end.

Net cash provided by operating activities from continuing operations for the six months ended June 30, 2010 and 2009 was $972,000 and $180,000, respectively, an improvement of $791,000. This increase in cash provided was primarily the result of changes in operating assets and liabilities.

Net cash (used in)/provided by investing activities for the six months ended June 30, 2010 and 2009 was $(469,000) and $12,000, a decrease of $481,000. This decrease was primarily the result of purchases of property and equipment and increases in capitalized research and development.

Net cash used in financing activities for the six months ended June 30, 2010 and 2009 was $(584,000) and $(1.3) million, respectively, a decrease of $761,000, primarily due to a decrease in cash used in the repayment of long term debt due to the conversion to common shares of a portion of the quarterly principal payment by one of the holders of our senior convertible notes in the second quarter.

As of June 30, 2010, we had approximately $4.1 million in bank debt and $3.3 million in long-term debt outstanding. This is in comparison to $4.1 million in bank debt and $4.2 million in long-term debt outstanding as of December 31, 2009.

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

Class Action Litigation

In May 2007, two purported class action complaints (the “Class Action Complaint”) were filed in the United States District Court for the Eastern District of New York against us and certain of our officers and directors. These two cases were consolidated in June 2007. In January 2010, we reached an agreement with lead plaintiffs to settle the Class Action Complaint. This agreement, providing for settlement of all claims for a monetary payment of $2.9 million funded entirely from insurance proceeds, was approved by the District Court on June 23, 2010, and accordingly the lawsuit was dismissed with prejudice, and we and all our current and former officers and directors named in the complaint have received a full and complete release of all claims asserted against us and them in the litigation, as well as any related claims that could have been asserted.

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

Although the ultimate outcome of this matter cannot be determined with certainty, we believe that the allegations stated in the Derivative Complaint are without merit and we and our officers and directors named in the Derivative Complaint intend to defend ourselves vigorously against such allegations.

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

In February of 2009, we authorized, for a period of one year, the repurchase in the open market or in privately negotiated transactions of up to $1 million of our common stock. Through June 30, 2010, we repurchased 482,097 shares of its common stock for $619,605 ($609,823 net of commissions), all of which was purchased after April 1, 2009. The following table shows information relating to the repurchase of our common stock during the three months ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
April 1, 2010 through April 30, 2010	–	$–	–	$436,386
May 1, 2010 through May 31, 2010	16,439	$1.58	16,439	$410,397
June 1, 2010 through June 30, 2010	12,800	$1.55	12,800	$390,177
TOTAL THIS QUARTER	29,239		29,239

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

Dated:                      August 12, 2010

AROTECH CORPORATION

By:	/s/ Robert S. Ehrlich
	Name:	Robert S. Ehrlich
	Title:	Chairman and CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Vice President – Finance and CFO
(Principal Financial Officer)