Form 10-Q/A
period 2010-03-31
AROTECH CORP
filed 2010-09-27
CIK 916529

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                              Yes  ☐  No  ☒

The number of shares outstanding of the issuer’s common stock as of September 26, 2010 was 14,739,912.

SEC 1296 (04-09)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

EXPLANATORY NOTE

Arotech Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the Securities and Exchange Commission on May 12, 2010, in order to correct an omission in respect of internal control over financial reporting in the required Section 302 certifications from Arotech’s Chairman and Chief Executive Officer and Arotech’s Vice President – Finance and Chief Financial Officer. This document does not contain any other changes from the version of this document previously filed with the Securities and Exchange Commission.

Additionally, as required by SEC regulations, we are also replacing the Section 906 certifications from Arotech’s Chairman and Chief Executive Officer and Arotech’s Vice President – Finance and Chief Financial Officer.

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

Dated:                      September 27, 2010

AROTECH CORPORATION

By:	/s/ Robert S. Ehrlich
	Name:	Robert S. Ehrlich
	Title:	Chairman and CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Vice President – Finance and CFO
(Principal Financial Officer)