Form 10-Q/A
period 2010-06-30
AROTECH CORP
filed 2010-09-27
CIK 916529

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

EXPLANATORY NOTE

Arotech Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the Securities and Exchange Commission on August 12, 2010, in order to correct an omission in respect of internal control over financial reporting in the required Section 302 certifications from Arotech’s Chairman and Chief Executive Officer and Arotech’s Vice President – Finance and Chief Financial Officer. This document does not contain any other changes from the version of this document previously filed with the Securities and Exchange Commission.

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