Form 10-Q
period 2010-09-30
AROTECH CORP
filed 2010-11-12
CIK 916529

0
OMB APPROVAL
OMB Number: 3235-0070 Expires: January 31, 2013 Estimated average burden hours per response 187.2
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

    ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED      September 30, 2010   .
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                             Yes  ☐  No  ☒

The number of shares outstanding of the issuer’s common stock as of Novmeber 10, 2010 was 14,885,131.

SEC 1296 (03-10)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,325,767	$1,901,525
Available for sale securities	181,365	–
Restricted collateral deposits	1,926,592	1,997,165
Trade receivables (net of allowance for doubtful accounts in the amount of $26,000 as of September 30, 2010 and $47,000 as of December 31, 2009)	12,827,321	14,010,974
Unbilled receivables	5,576,949	4,142,107
Other accounts receivable and prepaid expenses	1,203,834	2,825,202
Inventories	10,086,616	12,335,037
Total current assets	35,128,444	37,212,010
LONG TERM ASSETS:
Deferred tax assets	30,948	41,405
Severance pay fund	3,847,243	3,447,884
Other long term receivables	430,273	395,456
Property and equipment, net	4,241,988	4,624,833
Investment in affiliated company	7,018	67,018
Other intangible assets, net	4,980,894	6,025,600
Goodwill	32,528,392	32,303,673
Total long term assets	46,066,756	46,905,869
Total assets	$81,195,200	$84,117,879

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$4,899,641	$5,149,243
Other accounts payable and accrued expenses	4,479,037	6,239,436
Current portion of capitalized leases	45,506	45,911
Current portion of long term debt	1,839,845	1,902,097
Short term bank credit	2,528,007	4,074,890
Deferred revenues	5,219,631	4,434,093
Total current liabilities	19,011,667	21,845,670
LONG TERM LIABILITIES: Accrued severance pay	5,542,119	4,985,011
Long term portion of capitalized leases	18,064	52,021
Long term debt	1,043,877	2,270,152
Deferred tax liability	3,410,000	2,990,000
Other long term liabilities	453,325	555,220
Total long term liabilities	10,467,385	10,852,404
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each;
Authorized: 50,000,000 shares as of September 30, 2010 and December 31, 2009; Issued and outstanding: 14,696,612 shares and 14,405,948 shares as of September 30, 2010 and December 31, 2009, respectively	146,967	144,060
Preferred shares – $0.01 par value each;
Authorized: 1,000,000 shares as of September 30, 2010 and December 31, 2009; No shares issued and outstanding as of September 30, 2010 and December 31, 2009	–	–
Additional paid-in capital	221,183,704	220,481,911
Accumulated deficit	(170,443,840)	(169,788,022)
Notes receivable from stockholders	(954,647)	(954,647)
Accumulated other comprehensive income	1,783,964	1,536,503
Total stockholders’ equity	51,716,148	51,419,805
Total liabilities and stockholders’ equity	$81,195,200	$84,117,879

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. Dollars, except share data)

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Revenues	$56,412,256	$53,674,998	$16,358,002	$17,547,586

Cost of revenues, exclusive of amortization of intangibles	40,867,601	39,294,226	12,257,143	12,698,782
Research and development	2,250,407	1,313,363	671,910	577,788
Selling and marketing expenses	4,122,249	3,535,273	1,524,955	1,217,818
General and administrative expenses	8,397,367	8,680,228	2,525,448	3,131,701
Amortization of intangible assets	1,281,233	1,104,957	442,327	358,331
Total operating costs and expenses	56,918,857	53,928,047	17,421,783	17,984,420

Operating loss	(506,601)	(253,049)	(1,063,781)	(436,834)

Other income (expense)	104,886	(429,418)	43,668	(481,068)
Allowance for settlements	500,000	–	–	–
Financial income (expense), net	(104,963)	(1,159,372)	102,747	(59,880)
Total other income (expenses)	499,923	(1,588,790)	146,415	(540,948)
Loss before income tax expenses	(6,678)	(1,841,839)	(917,366)	(977,782)

Income tax expenses	(649,138)	(722,480)	(189,998)	(253,836)
Net loss	$(655,816)	$(2,564,319)	$(1,107,364)	$(1,231,618)

Basic and diluted net loss per share	$(0.05)	$(0.18)	$(0.08)	$(0.09)
Weighted average number of shares used in computing basic and diluted net loss per share	13,216,861	13,943,991	13,336,353	14,240,523

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(U.S. Dollars)

	Nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(655,816)	$(2,564,319)
Adjustments required to reconcile net loss to net cash provided by operating activities:
Depreciation	922,746	958,624
Amortization of intangible assets and capitalized software costs	1,281,233	1,104,957
Amortization of debt discount	133,213	211,641
Compensation related to shares issued to employees, consultants and directors	404,192	549,484
Adjustment to value of warrants and embedded features on the senior convertible notes	(112,593)	473,859
Deferred tax expense	430,457	426,459
Changes in operating assets and liabilities:
Severance pay, net	157,749	(153,868)
Note receivable	–	500,000
Trade receivables	1,183,653	8,084,809
Other accounts receivable and prepaid expenses	1,586,551	(124,152)
Inventories	2,248,421	(2,466,990)
Unbilled receivables	(1,434,842)	2,231,622
Deferred revenues	785,538	(1,210,848)
Trade payables	(249,602)	(3,049,932)
Other accounts payable and accrued expenses	(1,784,063)	(1,705,529)
Net cash provided by (used in) operating activities	4,896,837	3,265,817
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment net of investment grants received from the State of Israel	(539,901)	(360,367)
Additions of capitalized software development	(242,154)	(92,193)
Investment in affiliated company	60,000	33,969
Restricted collateral deposits and available for sale securities	(110,792)	70,337
Net cash provided by (used in) investing activities	(832,847)	(348,254)
FORWARD	$4,063,990	$2,917,563

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Nine months ended September 30,
	2010	2009
FORWARD	$4,063,990	$2,917,563
CASH FLOWS FROM FINANCING ACTIVITIES:
Long term loans	(996,093)	(1,349,084)
Short term bank credit	(1,546,883)	(2,650,000)
Treasury stock purchased	(125,141)	(520,570)
Net cash provided by (used in) financing activities	(2,668,117)	(4,519,654)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,395,873	(1,602,091)
CASH ACCRETION DUE TO EXCHANGE RATE DIFFERENCES	28,369	59,804
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	1,901,525	4,301,359
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$3,325,767	$2,759,072
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Interest paid during the period	$425,574	$533,853
Taxes on income paid during the period	$134,599	$119,339
Note conversion to common stock	$425,647	$–
Stock issued in lieu of funding severance fund	$–	$440,000

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:                      BASIS OF PRESENTATION

a.           Company:

Arotech Corporation (“Arotech”) and its wholly-owned subsidiaries (the “Company”) provide defense and security products for the military, law enforcement and homeland security markets, including multimedia interactive simulators/trainers, lightweight vehicle armoring, and advanced zinc-air and lithium batteries and chargers. The Company operates primarily through its wholly-owned subsidiaries FAAC Incorporated (“FAAC”), based in Ann Arbor, Michigan; MDT Protective Industries, Ltd. (“MDT”), based in Lod, Israel; MDT Armor Corporation (“MDT Armor”), based in Auburn, Alabama; Electric Fuel Battery Corporation (“EFB”), based in Auburn, Alabama; Electric Fuel Ltd. (“EFL”), based in Beit Shemesh, Israel; and Epsilor Electronic Industries, Ltd. (“Epsilor”), based in Dimona, Israel. The Company’s former subsidiary Armour of America Incorporated (“AoA”) has been merged into MDT Armor. Additionally, IES Interactive Training (“IES”), and Realtime Technologies (“RTI”) were merged with FAAC to create Arotech’s Training and Simulation Division (“ATSD”).

b.           Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at September 30, 2010, its operating results for the nine- and three-month periods ended September 30, 2010 and 2009, and its cash flow for the nine-month periods ended September 30, 2010 and 2009.

The results of operations for the nine and three months ended September 30, 2010 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2010.

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

c.           Accounting for stock-based compensation:

For the nine months ended September 30, 2010 and 2009 the compensation expense recorded related to stock options and restricted shares was $404,192 and $549,484, respectively, of which $0 and $27,142, respectively, was for stock options and $404,192 and $522,342, respectively, was for restricted shares. The remaining total compensation cost related to non-vested stock options and restricted share awards not yet recognized in the income statement as of September 30, 2010 was $238,200, all of which was for restricted shares that vest on longevity rather than performance. The weighted average period over which this compensation cost is expected to be recognized is approximately one and one-half years. Income tax expense was not impacted since the Company is in a net operating loss position. There were no new options issued in the first nine months of 2010 and no options were exercised in the first nine months of 2010. The Company’s directors received their annual restricted stock grants on April 1, 2010 in accordance with the terms of the directors’ stock compensation plan.

On April 12, 2010, the Company’s executive officers were granted restricted stock and restricted stock units totaling 290,000 shares at a deemed grant price of $1.67 per share (the closing price on the date of grant) as authorized by the Company’s compensation committee. An additional 170,000 shares of either restricted stock or restricted stock units were issued with the same terms to other employees. These shares will vest 50% at the end of 2010 (with 2/3 of such vesting being subject to the achievement of certain performance criteria) and 50% at the end of 2011 (with 2/3 of such vesting being subject to the achievement of certain performance criteria), and will be expensed over the vesting period. No compensation cost has been recorded for the quarter ended September 30, 2010 related to the performance portion of these restricted awards as it is not yet considered probable the criteria will be met.

d.           Reclassification:

Certain comparative data in these financial statements may have been reclassified to conform to the current year’s presentation.

e.           Anti-dilutive shares for EPS calculation

All outstanding stock options, non-vested restricted stock and warrants have been excluded from the calculation of the diluted net income (loss) per common share because all such securities are anti-dilutive for the periods presented and the Company has excluded any restricted stock that will never vest under the current program. The total weighted average number of shares excluded from the calculations of diluted net income (loss) per share for the nine-month periods ended September 30, 2010 and 2009 were 1,425,132 and 1,931,049, respectively.

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

	September 30, 2010	December 31, 2009
	(Unaudited)
Raw materials	$7,568,590	$7,479,672
Work-in-progress	1,942,736	3,943,073
Finished goods	575,290	912,292
Total:	$10,086,616	$12,335,037

NOTE 3:                      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

For information about previous new accounting pronouncements and the potential impact on the Company’s Consolidated Financial Statements, see Note 2 of the Notes to Consolidated Financial Statements in the Company’s 2009 Form 10-K and Notes 6 and 8 below.

NOTE 4:                      SEGMENT INFORMATION

a.           General:

The Company and its subsidiaries operate primarily in three business segments and follow the requirements of FASB ASC 280-10. Additionally, the three segments are also treated by the Company as reporting units for goodwill purposes under FASB ASC 350-20-35. The goodwill amounts associated with each of these reporting units was determined and valued when the specific businesses in the reportable segment were purchased.

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

b.           The following is information about reported segment revenues, income (losses) and total assets for the nine and three months ended September 30, 2010 and 2009:

	Training and Simulation Division	Armor Division	Battery and Power Systems Division	Corporate Expenses	Total Company
Nine months ended September 30, 2010
Revenues from external customers	$27,778,348	$15,593,046	$13,040,862	$–	$56,412,256
Depreciation and amortization expenses (1)	(1,182,959)	(129,418)	(762,398)	(129,204)	(2,203,979)
Direct expenses (2)	(23,136,152)	(15,342,562)	(12,658,237)	(3,622,179)	(54,759,130)
Segment income (loss)	$3,459,237	$121,066	$(379,773)	$(3,751,383)	$(550,853)
Financial income (expense)	(753)	(57,514)	(51,292)	4,596	(104,963)
Income (loss) from continuing operations	$3,458,484	$63,552	$(431,065)	$(3,746,787)	$(655,816)
Segment assets (3)	$45,487,649	$10,010,542	$24,154,634	$1,542,375	$81,195,200

	Training and Simulation Division	Armor Division	Battery and Power Systems Division	Corporate Expenses	Total Company
Nine months ended September 30, 2009
Revenues from external customers	$29,044,540	$11,897,595	$12,732,863	$–	$53,674,998
Depreciation and amortization expenses (1)	(999,990)	(134,687)	(766,060)	(162,844)	(2,063,581)
Direct expenses (2)	(24,636,859)	(12,042,679)	(11,953,139)	(4,383,687)	(53,016,364)
Segment income (loss)	$3,407,691	$(279,771)	$13,664	$(4,546,531)	$(1,404,947)
Financial expense	(1,342)	(103,488)	(123,071)	(931,471)	(1,159,372)
Income (loss) from continuing operations	$3,406,349	$(383,259)	$(109,407)	$(5,478,002)	$(2,564,319)
Segment assets (3)	$40,684,276	$11,412,593	$24,108,033	$2,686,925	$78,891,827
Three months ended September 30, 2010
Revenues from external customers	$7,710,398	$4,494,883	$4,152,721	$–	$16,358,002
Depreciation and amortization expenses (1)	(406,025)	(122,742)	(507,778)	(40,924)	(1,077,469)
Direct expenses (2)	(6,859,860)	(4,314,015)	(3,967,561)	(1,349,208)	(16,490,644)
Segment income (loss)	$444,513	$58,126	$(322,618)	$(1,390,132)	$(1,210,111)
Financial income (expense)	(753)	8,238	240,206	(144,944)	102,747
Income (loss) from continuing operations	$443,760	$66,364	$(82,412)	$(1,535,076)	$(1,107,364)
Three months ended September 30, 2009
Revenues from external customers	$7,739,777	$5,455,903	$4,351,906	$–	$17,547,586
Depreciation and amortization expenses (1)	(322,620)	(45,947)	(260,737)	(63,817)	(693,121)
Direct expenses (2)	(6,726,338)	(4,967,353)	(4,284,147)	(2,048,365)	(18,026,203)
Segment income (loss)	$690,819	$442,603	$(192,978)	$(2,112,182)	$(1,171,738)
Financial income (expense)	(1,342)	(7,586)	69,635	(120,587)	(59,880)
Income (loss) from continuing operations	$689,477	$435,017	$(123,343)	$(2,232,769)	$(1,231,618)

(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.
(2)	Including, inter alia, sales and marketing, general and administrative, allowance for settlements and tax expenses.
(3)
Out of those amounts, goodwill in our Training and Simulation, Armor and Battery and Power Systems Divisions stood at $24,435,641, $1,852,420 and $6,240,331, respectively, as of September 30, 2010 and $24,435,641, $1,816,002 and $6,085,900, respectively, as of September 30, 2009. Subsequent to the 2004 purchase of AoA, the Company recorded an impairment charge in 2005 to fully impair related goodwill ($10.5 million) and intangible assets ($2.6 million). Additionally, due to an earnout on the same transaction, the Company recorded an additional $316,000 in goodwill in 2007 and immediately recorded an impairment of $316,000. The Company has not recorded any other goodwill impairment charges.

NOTE 5:                      COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the nine and three months ended September 30, 2010 and 2009 is summarized below:

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Net income (loss)	$(655,816)	$(2,564,319)	$(1,107,364)	$(1,231,618)
Foreign currency translation	247,461	115,739	580,529	476,655
Unrealized (loss) on marketable securities	–	–	(387)	–
Total comprehensive income (loss)	$(408,355)	$(2,448,580)	$(527,222)	$(754,963)

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

On September 30, 2010, the Company revalued its warrants, their embedded conversion options and their embedded put options and recorded an expense of approximately $83,000 in the third quarter of 2010 in financial expense. The approximate year-to-date financial income associated with this transaction is $113,000. The table below lists the variables used in the Black-Scholes calculation and the resulting fair values using significant unobservable inputs (Level 3):

Variables	December 31, 2009	September 30, 2010
Stock price	$1.70	$1.84
Risk free interest rate	1.70%	0.64%
Volatility	79.85%	77.38%
Dividend yield	0.00%	0.00%
Contractual life	1.6 years	0.9 years

Values	Fair value measurement at December 31, 2009 using Level 3 inputs	Fair value measurement at September30, 2010 using Level 3 inputs
Warrants	$298,570	$222,991
Conversion option	88,156	56,289
Puts	7,370	2,223
Total value	$394,096	$281,503

Change in value – charged to financial income		$112,593

Principal payments are due on the convertible notes as follows:

Year	Amount
2010	$454,545
2011	1,363,640
$1,818,185

NOTE 7:                      FINANCING ACTIVITIES

Loan to DEI Services Corporation

Concurrent with the Securities Purchase Agreement dated August 14, 2008, the Company purchased a $2,500,000 Senior Subordinated Convertible Note from an unaffiliated company, DEI

Services Corporation (“DEI”). This 10% Senior Subordinated Convertible Note (the “DEI Note”) was due December 31, 2009. The DEI Note was convertible at maturity at the Company’s option into such number of shares of DEI’s common stock, no par value per share, as would have been equal at the time of conversion to twelve percent (12%) of DEI’s outstanding common stock.

In the third quarter of 2009 DEI repaid a portion of their internal shareholder loans, which was a violation of the DEI Note covenants with the Company. Because of this, the Company agreed in October of 2009 to amend the DEI Note to provide that the interest rate on the DEI Note would be increased to 15% and would be payable through the payment date. In the event that the DEI Note was not paid in full at maturity, the DEI Note would have been convertible into a minimum of 20% of DEI’s then outstanding common stock, or more under certain circumstances.

In November 2009, DEI brought in a new investor that was prepared to provide DEI with additional working capital, but only if the Company agreed to step aside and accept a $500,000 discount on the DEI Note and waive its associated rights of first refusal and conversion. In view of the possibility that DEI would seek an extension of the DEI Note, the Company decided to enable DEI to bring in the new investor and thereby be able to pay the DEI Note on time, albeit at a discount. The Company accordingly wrote down the value of the DEI Note in the third quarter of 2009 by $500,000, to $2.0 million, and charged the associated expense to allowance for settlements on the statement of operations. When the new investor’s investment did not close, the Company retained all its rights under the DEI Note, including its right to be paid the full amount of the DEI Note and its conversion option and right of first refusal.

On August 10, 2010, prior to the filing of the Company’s June 30, 2010 Form 10-Q with the SEC, DEI repaid the entire $2.5 million principal amount of the DEI Note, along with all outstanding earned and unpaid interest. Inasmuch as the Company had previously established an allowance of $500,000 in the fourth quarter 2009 on the DEI Note based on the Company’s expectation that the Company would not collect the entire DEI Note, the Company recognized the difference between the $2.0 million book value of the DEI Note and the $2.5 million that was actually collected as a recovery under allowance for settlements on the Company’s financial statements. Additionally, the Company accrued unpaid interest on the DEI Note through June 30, 2010 in the amount of $140,000, which was booked as a reduction of financial expenses and additionally recorded $11,000 in interest income in the third quarter. This transaction extinguished the Company’s conversion options and rights of first refusal with respect to DEI.

NOTE 8:                      FAIR VALUE MEASUREMENT

The carrying value of short term assets and liabilities in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted collateral deposits, trade receivables, unbilled receivables, inventories, prepaid and other assets, trade payables, accrued expenses, deferred revenues and other liabilities as of September 30, 2010 and December 31, 2009, approximate fair value because of the short maturity of these instruments. The carrying amounts of long term debt approximates the estimated fair values at September 30, 2010, based upon the Company’s ability to acquire similar debt at similar maturities. Additionally, the Battery Division in Israel is investing excess cash in negotiable securities.

The table below details the fair value of derivatives and available for sale securities:

	Fair Value Measurements at Reporting Date Using
Description	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities	$181	$181	$–	$–
Derivatives	282	–	–	282
Total	$463	$181	$–	$282

NOTE 9:                      COMMON STOCK REPURCHASE PROGRAM

In February of 2009, the Company authorized, for a period of one year, the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of its common stock. This program was subsequently extended to August 2011. Pursuant to this plan, the Company through September 30, 2010 had repurchased 525,397 shares of its common stock for $688,697 ($677,624 net of commissions), all of which was purchased after April 1, 2009. At September 30, 2010, the Company had remaining authorization for the repurchase of up to $322,376 in shares of its common stock. The repurchase program is subject to the discretion of the Company’s management.

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

Overview of Results of Operations

Acquisitions

In the acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of definite-lived intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of definite-lived intangible assets in the amount of a fraction (based on the useful life of the intangible assets) of the amount recorded as definite-lived intangible assets. Such amortization charges continued during the first nine months of 2010. We are required to review long-lived assets, intangible assets and goodwill for impairment at least annually or whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that the carrying amount of these assets has been impaired, we must record the impairment charge in our statement of operations.

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

On September 30, 2010, we revalued these warrants, their embedded conversion option and their embedded put options and recorded an expense of approximately $83,000 in the third quarter in financial expense. The year to date financial income associated with this transaction is approximately $113,000. The table below lists the variables used in the Black-Scholes calculation and the resulting fair values using significant unobservable inputs (Level 3):

Variables	December 31, 2009	September 30, 2010
Stock price	$1.70	$1.84
Risk free interest rate	1.70%	0.64%
Volatility	79.85%	77.38%
Dividend yield	0.00%	0.00%
Contractual life	1.6 years	0.9 years

Values	Fair value measurement at December 31, 2009 using Level 3 inputs	Fair value measurement at September 30, 2010 using Level 3 inputs
Warrants	$298,570	$222,991
Conversion option	88,156	56,289
Puts	7,370	2,223
Total value	$394,096	$281,503

Change in value – charged to financial income		$112,593

Remaining principal payments are due on the convertible notes as follows:

Year	Amount
2010	$454,545
2011	1,363,640
$1,818,185

Concurrent with the Securities Purchase Agreement dated August 14, 2008, we purchased a $2,500,000 Senior Subordinated Convertible Note from an unaffiliated company, DEI Services Corporation (“DEI”). This 10% Senior Subordinated Convertible Note (the “DEI Note”) was due December 31, 2009. The DEI Note was convertible at maturity at our option into such number of shares of DEI’s common stock, no par value per share, as would have been equal at the time of conversion to twelve percent (12%) of DEI’s outstanding common stock.

Interest on the outstanding principal amount of the DEI Note commenced accruing on the issuance date and was payable quarterly, in arrears. We discontinued accruing interest on the DEI Note due to the default on the DEI Note recorded in the third quarter of 2009. The final payment was due on December 31, 2009; however, interest income had not been accrued until received during the default period. Interest on the DEI Note was recognized as a reduction of financial expenses. Related fees and costs were recorded as general and administrative expense.

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

On August 10, 2010, prior to the filing of our June 30, 2010 Form 10-Q with the SEC, DEI repaid the entire $2.5 million principal amount of the DEI Note, along with all outstanding earned and unpaid interest. Inasmuch as we had previously established an allowance of $500,000 in the fourth quarter 2009 on the DEI Note based on our expectation that we would not collect the entire DEI Note, we recognized the difference between the $2.0 million book value of the DEI Note and the $2.5 million that we actually collected as a recovery under allowance for settlements on our financial statements. Additionally, we accrued unpaid interest on the DEI Note through June 30, 2010 in the amount of $140,000, which was booked as a reduction of financial expenses and additionally recorded $11,000 in interest income in the third quarter. This transaction extinguished our conversion options and rights of first refusal with respect to DEI.

Restricted Shares and Options

In accordance with FASB ASC 505-50, we incurred, for the nine months ended September 30, 2010 and 2009, compensation expense related to stock options and restricted shares of approximately $404,000 and $549,000, respectively, of which $0 and $27,000, respectively, was for stock options and $404,000 and $522,000, respectively, was for restricted shares. Our directors received their annual restricted stock grants on April 1, 2010 in accordance with the terms of the directors’ stock compensation plan.

On April 12, 2010, our executive officers were granted restricted stock and restricted stock units totaling 290,000 shares at a deemed grant price of $1.67 per share (the closing price on the date of grant) as authorized by our compensation committee. An additional 170,000 shares of either restricted stock or restricted stock units were issued with the same terms to other employees. These shares will vest 50% at the end of 2010 (with 2/3 of such vesting being subject to the achievement of certain performance criteria) and 50% at the end of 2011 (with 2/3 of such vesting being subject to the achievement of certain performance criteria), and will be expensed over the vesting period. No compensation cost has been recorded for the quarter ended September 30, 2010 related to the performance portion of these restricted awards as it is not yet considered probable that the criteria will be met.

Overview of Operating Performance and Backlog

Overall, our loss before income tax expenses for the nine months ended September 30, 2010 was $7,000 on revenues of $56.4 million, compared to a loss before income tax expenses of $1.8 million on revenues of $53.7 million during the nine months ended September 30, 2009. Our overall backlog as of September 30, 2010 totaled $42.2 million.

In our Training and Simulation Division, revenues decreased from approximately $29.0 million in the first nine months of 2009 to $27.8 million in the first nine months of 2010. As of September 30, 2010, our backlog for our Training and Simulation Division totaled $18.3 million.

In our Armor Division, revenues increased from $11.9 million during the first nine months of 2009 to $15.6 million during the first nine months of 2010. As of September 30, 2010, our backlog for our Armor Division totaled $7.6 million.

In our Battery and Power Systems Division, revenues increased from approximately $12.7 million in the first nine months of 2009 to approximately $13.0 million in the first nine months of 2010. As of September 30, 2010, our backlog for our Battery and Power Systems Division totaled $16.3 million.

The table below details the percentage of total recognized revenue by type of arrangement for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
Type of Revenue	2010	2009
Sale of products	94.0%	94.1%
Maintenance and support agreements	4.0%	3.5%
Long term research and development contracts	2.0%	2.4%
Total	100.0%	100.0%

Common Stock Repurchase Program

In February of 2009, we authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of our common stock. Pursuant to this plan, through September 30, 2010 we have repurchased 525,397 shares of our common stock for $688,697 ($677,624 net of commissions), all of which was purchased after April 1, 2009. At September 30, 2010, we had remaining authorization for the repurchase of up to $322,376 in shares of our common stock. The repurchase program is subject to the discretion of our management.

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

Results of Operations

Three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Revenues. Revenues for the three months ended September 30, 2010 totaled $16.4 million, compared to $17.5 million in the comparable period in 2009, a decrease of $1.2 million, or 6.8%. In the third quarter of 2010, revenues were $7.7 million for the Training and Simulation Division (compared to $7.7 million in the third quarter of 2009, a decrease of $29,000, or 0.4%); $4.5 million for the Armor Division (compared to $5.5 million in the third quarter of 2009, a decrease of $1.0 million, or 17.6%, due primarily to a decline in production in our Israel facility); and $4.2 million for the Battery and Power Systems Division (compared to $4.4 million in the third quarter of 2009, a decrease of $199,000, or 4.6%, due primarily to decreased orders for our battery and charger products).

Cost of revenues. Cost of revenues totaled $12.3 million during the third quarter of 2010, compared to $12.7 million in the third quarter of 2009, a decrease of $442,000 or 3.5%, due primarily to slight decrease in production in the quarter for all of our divisions.

Direct expenses were $6.9 million for the Training and Simulation Division (compared to $6.7 million in the third quarter of 2009, an increase of $134,000, or 2.0%, due primarily to a slight increase in material costs for the quarter); $4.3 million for the Armor Division (compared to $5.0 million in the third quarter of 2009, a decrease of $653,000, or 13.2%, due primarily to a decline in production in our Israel facility); and $4.0 million for the Battery and Power Systems Division (compared to $4.3 million in the third quarter of 2009, a decrease of $317,000, or 7.4%, due primarily to decreased material costs for our battery and charger products).

Amortization of intangible assets. Amortization of intangible assets totaled $442,000 in the third quarter of 2010, compared to $358,000 in the third quarter of 2009, an increase of $84,000, or 23.4%, due primarily to the increase in amortization of capitalized software in our Training and Simulation Division.

Research and development expenses. Research and development expenses for the third quarter of 2010 were $672,000, compared to $578,000 during the third quarter of 2009, an increase of $94,000, or 16.3%. This increase was primarily due to the development of new products in the Battery and Power Systems Division along with slight increases in new product development in the other divisions.

Selling and marketing expenses. Selling and marketing expenses for the third quarter of 2010 were $1.5 million, compared to $1.2 million in the third quarter of 2009, an increase of

$307,000, or 25.2%, due primarily to increased expenses in the Training and Simulation Division.

General and administrative expenses. General and administrative expenses for the third quarter of 2010 were $2.5 million, compared to $3.1 million in the third quarter of 2009, a decrease of $606,000, or 19.4%. This decrease was due primarily to a reduction of litigation expenses in the Training and Simulation Division along with a reduction in stock compensation expenses for the quarter.

Financial expense, net. Financial income totaled $103,000 in the third quarter of 2010, compared to an expense of $60,000 in the third quarter of 2009, a decrease of $163,000, due primarily to a favorable currency exchange rate and a decrease in warrant and debt discount expenses compared to 2009.

Income taxes. With respect to some of our subsidiaries that operated at a net income during 2010, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $190,000 in tax expense in the third quarter of 2010, compared to $254,000 in tax expense in the third quarter of 2009, a decrease of $64,000, or 25.1%, mainly concerning state and local taxes. This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $140,000 in non-cash expenses in the third quarter of 2009 and 2010 (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets).

Net loss. Due to the factors cited above, we went from a net loss of $1.2 million in the third quarter of 2009 to a net loss of $1.1 million in the third quarter of 2010, an improvement of $124,000.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Revenues. Revenues for the nine months ended September 30, 2010 totaled $56.4 million, compared to $53.7 million in the comparable period in 2009, an increase of $2.7 million, or 5.1%. In the first nine months of 2010, revenues were $27.8 million for the Training and Simulation Division (compared to $29.0 million in the first nine months of 2009, a decrease of $1.3 million, or 4.4%, due primarily to a simulation contract with the military that concluded in 2009); $15.6 million for the Armor Division (compared to $11.9 million in the first nine months of 2009, an increase of $3.7 million, or 31.1%, due primarily to increased production of the David vehicle); and $13.0 million for the Battery and Power Systems Division (compared to $12.7 million in the first nine months of 2009, an increase of $308,000, or 2.4%, due primarily to increased orders for our battery and charger products).

Cost of revenues. Cost of revenues totaled $40.9 million during the first nine months of 2010, compared to $39.3 million in the first nine months of 2009, an increase of $1.6 million, or 4.0%, due primarily to increased production in our Armor and Battery and Power Systems divisions.

Direct expenses were $23.1 million for the Training and Simulation Division (compared to $24.6 million in the first nine months of 2009, a decrease of $1.5 million, or 6.1%, due primarily to the reduction in revenue for the period); $15.3 million for the Armor Division (compared to $12.0 million in the first nine months of 2009, an increase of $3.3 million, or 27.4%, due primarily to increased production of the David vehicle offset by improved operating efficiencies); and $12.7 million for the Battery and Power Systems Division (compared to $12.0 million in the first nine months of 2009, an increase of $705,000, or 5.9%, due primarily to increased orders for our battery and charger products and by a small increase in overhead expenses).

Amortization of intangible assets. Amortization of intangible assets totaled $1.3 million in the first nine months of 2010, compared to $1.1 million in the first nine months of 2009, an increase of $176,000, or 16.0%, due primarily to the increase in amortization of capitalized software in our Training and Simulation Division.

Research and development expenses. Research and development expenses for the first nine months of 2010 were $2.3 million, compared to $1.3 million during the first nine months of 2009, an increase of $937,000, or 71.3%.  This increase was primarily due to the development of new vehicles in the Armor Division along with increases in new product development in the other divisions. In particular, the Armor division has invested a significant amount of resources to develop our new Tiger vehicle, which has been displayed in trade shows in both Europe and the United States.

Selling and marketing expenses. Selling and marketing expenses for the first nine months of 2010 were $4.1 million, compared to $3.5 million in the first nine months of 2009, an increase of $587,000, or 16.6%, due primarily to increased expenses in the Armor Division for expenses related to the newly-developed Tiger vehicle.

General and administrative expenses. General and administrative expenses for the first nine months of 2010 were $8.4 million, compared to $8.7 million in the first nine months of 2009, a decrease of $283,000, or 3.3%, due primarily to a decrease in legal expenses in our Training and Simulation Division and a decrease in stock compensation expense.

Allowance for settlements. In the second quarter of 2010 we recorded a positive adjustment in the amount of $500,000 to reflect the reversal of the allowance booked in the third quarter of 2009 relating to the DEI Note, which was recorded in the second quarter of 2010. The DEI Note was paid in full in the third quarter of 2010.

Financial expenses, net. Financial expenses totaled $105,000 in the first nine months of 2010, compared to $1.2 million in the first nine months of 2009, a decrease of $1.1 million, or 90.9%, due primarily to the $151,000 in accrued interest income relating to the DEI Note, a decrease in warrant and debt discount expense from 2009 and by a decrease in currency exchange expenses.

Income taxes. With respect to some of our subsidiaries that operated at a net income during 2010, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $649,000 in tax expense in the first nine months of 2010, compared to $722,000 in tax expense in the first nine months of 2009, a decrease of $73,000, or 10.2%, mainly concern-

ing state and local taxes along. This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $420,000 in non-cash expenses in the first nine months of 2009 and 2010 (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets).

Net loss. Due to the factors cited above, we went from a net loss of $2.6 million in the first nine months of 2009 to a net loss of $656,000 in the first nine months of 2010, an improvement of $1.9 million.

Liquidity and Capital Resources

As of September 30, 2010, we had $3.3 million in cash, $181,000 in available-for-sale securities and $1.9 million in restricted cash, as compared to December 31, 2009, when we had $1.9 million in cash and $2.0 million in restricted cash.

We used available funds in the nine months ended September 30, 2010 for sales and marketing, continued research and development expenditures, and other working capital needs. We purchased approximately $540,000 of fixed assets during the nine months ended September 30, 2010. Our net property, plant and equipment amounted to $4.2 million at quarter end.

Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2010 and 2009 was $4.9 million and $3.3 million, respectively, an improvement of $1.6 million. This increase in cash provided was primarily the result of changes in operating assets and liabilities. We have experienced a significant increase in operating cash flow in 2010 compared to 2009. This was primarily the result of a reduction in the net loss for the year, decreased levels of inventory due to the completion of certain projects and an improvement in other accounts receivable and trade payables compared to the previous year.

Net cash used in investing activities for the nine months ended September 30, 2010 and 2009 was $833,000 and $348,000, an increase of $485,000. This increase was primarily the result of purchases of property and equipment, increased investment in an affiliated company, and increases in capitalized research and development.

Net cash used in financing activities for the nine months ended September 30, 2010 and 2009 was $2.7 million and $4.5 million, respectively, a decrease of $1.9 million, primarily due to a decrease in cash used in the repayment of long-term debt. This was due, in part, to the conversion to common shares of a portion of the quarterly principal payment by one of the holders of our senior convertible notes in the second quarter along with a reduction of short-term bank loans.

As of September 30, 2010, we had approximately $2.5 million in bank debt and $2.9 million in long-term debt outstanding. This is in comparison to $4.1 million in bank debt and $4.2 million in long-term debt outstanding as of December 31, 2009.

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

Additionally, on May 6, 2009 a purported shareholders derivative complaint (the “Derivative Complaint”) was filed in the United States District Court for the Eastern District of New York against us and certain of our officers and directors. The Derivative Complaint is based on the same facts as the recently settled class action litigation against us in the same district, and primarily relates to our acquisition of Armour of America in 2005 and certain public statements made by us with respect to our business and prospects during the period between March 31, 2005 and November 14, 2005. The Derivative Complaint seeks an unspecified amount of damages. We moved for dismissal of the Derivative Complaint in March of 2010, and oral arguments on our motion were heard in September of 2010.

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

Based on the trial results and subsequent inquiries, we, after consultation with our litigation counsel handling this case and with an outside firm with particular expertise in government contract litigation, formed a conclusion that it would be appropriate and prudent to take an allowance against an adverse decision in this case, in the amount of one-half of the amount of NAVAIR’s counterclaim. Based on the legal advice received by management, our management deemed a loss of $750,000 in this case to be a probable outcome as determined under GAAP and recorded a related charge as part of our financial statements for 2009.

ITEM 1A.                      RISK FACTORS.

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009. We do not believe that there have been any material changes in the risk factors disclosed in the Annual Report on Form 10-K, except as follows:

Our earnings may decline if we write off additional goodwill and other intangible assets

As of June 30, 2010, we had recorded goodwill of $32.1 million and any future impairment of goodwill or other intangible assets may have a significant impact on earnings. We have adopted Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 350-10. FASB ASC 350-10 requires goodwill to be tested for impairment at least annually, and between annual tests in certain circumstances, and written down if impaired. Goodwill is tested for impairment by comparing the fair value of our reportable units with their carrying value. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units. We perform the required annual impairment test of goodwill, based on our projections and using expected future discounted operating cash flows.

We completed our annual goodwill impairment review using the financial results as of the quarter and six months ended June 30, 2009. Although the cumulative book value of our reporting units exceeded our market value as of that impairment review, management nevertheless determined that the fair value of the respective reporting units exceeded their respective carrying values, and therefore, there would be no impairment charges relating to goodwill. Several factors contributed to this determination:

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

We use a June 30 date because this allows us to use internal resources that are available before we start our annual audit process (we wait until our June 30 financials were reviewed by our external auditors before we start the actual goodwill impairment analysis). Additionally, since we engage outside services to complete three separate studies in our three different reporting units, using a June 30 date gives us ample time to engage the outside consultants, develop the analysis, review and approve the analysis, and have the study reviewed by both the U.S. and Israel-based external auditors.

For these reasons, we have not yet completed our annual goodwill impairment review using the financial results as of the quarter and six months ended June 30, 2010. When complete, the goodwill impairment analysis will include financial information in the studies derived from board approved financial plans and projections that are developed between June 30, 2010 and year end.

In particular, with respect to our Armor Division, orders for our David armored vehicles have historically constituted a substantial portion of the revenues of that division. The current backlog of orders for David vehicles is in an advanced process of being filled, and at present we have not yet received additional orders for more armored vehicles. Although our Armor Division has numerous bids pending for new business totaling a potential $16.0 million, which our management believes is likely to result in a substantial amount of new business, there can be no assurance that such bids will be successful. Therefore, if by year-end 2010 management is not sufficiently confident that we are likely to receive a sufficient number of these potential orders to enable us to keep our armor backlog in the range of historical levels, we may determine that there exists an impairment of goodwill, which would require a write-off of part or all of the $1.9 million of goodwill in the Armor Division. Management has not at present made such a determination.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In February of 2009, we authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of our common stock. Pursuant to this plan, through September 30, 2010 we have repurchased 525,397 shares of our common stock for $688,697 ($677,624 net of commissions), all of which was purchased after April 1, 2009. The following table shows information relating to the repurchase of our common stock during the three months ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
July 1, 2010 through July 31, 2010	43,300	$1.59	43,300	$322,376
August 1, 2010 through August 31, 2010	–	$–	–	$322,376
September 1, 2010 through September 30, 2010	–	$–	–	$322,376
TOTAL THIS QUARTER	43,300		43,300

(1)Average price paid per share includes commissions and is rounded to the nearest two decimal places.

The repurchase program is subject to management’s discretion.

ITEM 6.	EXHIBITS.

The following documents are filed as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:                      November 10, 2010

AROTECH CORPORATION

By:	/s/ Robert S. Ehrlich
	Name:	Robert S. Ehrlich
	Title:	Chairman and CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Vice President – Finance and CFO
(Principal Financial Officer)