Form 10-K
period 2010-12-31
AROTECH CORP
filed 2011-03-30
CIK 916529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED   DECEMBER 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐   Accelerated filer: ☐   Non-accelerated filer: ☐   Smaller reporting company: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $18,916,624 (based on the last sale price of such stock on such date as reported by The Nasdaq Global Market and assuming, for the purpose of this calculation only, that all of the registrant’s directors and executive officers are affiliates).

 (Applicable only to corporate registrants)  Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 14,825,754 as of 3/20/2011

Documents incorporated by reference: None

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

PART I

ITEM 1.     BUSINESS

General

We are a defense and security products and services company, engaged in three business areas: interactive simulation for military, law enforcement and commercial markets; batteries and charging systems for the military; and high-level armoring for military and nonmilitary air and ground vehicles. We operate primarily through our various subsidiaries, which we have organized into three divisions. Our divisions and subsidiaries (all 100% owned by us) are as follows:

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

•	Through FAAC, we provide specialized “use of force” training for police, security personnel and the military under the trade name IES Interactive Training (“IES”).

➢	We manufacture and sell lithium and Zinc-Air batteries for defense and security products and other military applications through our Battery and Power Systems Division:

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

➢
We utilize advanced engineering concepts to manufacture military and paramilitary armored vehicles, and employ sophisticated lightweight materials to produce aviation armor, through our Armor Division:

•
We use state-of-the-art advanced engineering concepts to produce combat armored military vehicles and up-armor civilian commercial vehicles through our subsidiaries MDT Protective Industries, Ltd., located in Lod, Israel (“MDT”), and MDT Armor Corporation, located in Auburn, Alabama (“MDT Armor”); and

•
We use state-of-the-art lightweight armoring materials and advanced engineering processes to provide ballistic armor kits for rotary and fixed wing aircraft under the trade name Armour of America (“AoA”).

Background

We were incorporated in Delaware in 1990 under the name “Electric Fuel Corporation,” and we changed our name to “Arotech Corporation” on September 17, 2003. Unless the context requires otherwise, all references to us refer collectively to Arotech Corporation and Arotech’s wholly-owned Israeli subsidiaries, EFL, Epsilor and MDT; and Arotech’s wholly-owned United States subsidiaries, EFB, FAAC and MDT Armor. Additionally, we operate under the trade names of IES Interactive Training (IES), Realtime Technologies, Inc, (RTI) and Armour of America (AoA).

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

Training and Simulation Division

We develop, manufacture and market advanced high-tech multimedia and interactive digital solutions for use-of-force training and driver training of military, law enforcement, security and other personnel through our Training and Simulation Division, the largest of our three divisions. During 2010 and 2009, revenues from our Training and Simulation Division were approximately $35.6 million and $39.2 million, respectively.

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

Our Vehicle Simulation group focuses on the development and delivery of complete driving simulations for a wide range of vehicle types – such as trucks, automobiles, subway trains, buses, fire trucks, police cars, ambulances, airport ground vehicles, and military vehicles. In 2010, our Vehicle Simulations group accounted for approximately 54% of our Training and Simulation Division’s revenues.

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

Military Operations

In the area of Military Operations, we believe we are a premier developer of validated, high fidelity analytical models and simulations of tactical air and land warfare systems for all branches of the Department of Defense and its related industrial contractors. Our simulations are found in systems ranging from instrumented air combat and maneuver training ranges (such as Top Gun), full task training devices such as the F-18 Weapon Tactics Trainer, and in the on-board computer of many fighter jet aircraft. We supply on-board software to support weapon launch decisions for the F-15, F-16, F-18, F-22 and Joint Strike Fighter (JSF) fighter aircraft. In 2010, our Military Operations group accounted for 24% of our Training and Simulation Division’s revenues.

Use-of-Force

We are a leading provider of interactive, multimedia, fully digital training simulators for law enforcement, security, military and similar applications. With a large customer base spread over twenty countries around the world, we are a leader in the supply of simulation training products to law enforcement, governmental, and commercial clients. We conduct our interactive training activities and market our interactive training products, such as the MILO (Multiple Interactive Learning/training Objectives) System, the A2Z Classroom Trainer (a state-of-the-art Computer Based Training (CBT) system that allows students to interact with realistic interactive scenarios projected life-size in the classroom), and the Range FDU (firearm diagnostics unit), using our IES Interactive Training nameplate. In 2010, our Use of Force group accounted for 22% of our Training and Simulation Division’s revenues.

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

Battery and Power Systems Division

We manufacture and sell Lithium and Zinc-Air batteries for defense and security products and other military applications through our Battery and Power Systems Division. During 2010 and 2009, revenues from our Battery and Power Systems Division were approximately $18.7 million and $17.8 million, respectively.

Lithium Batteries and Charging Systems for the Military

Introduction

We sell lithium batteries and charging systems to the military through our subsidiaries Epsilor and EFB.

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

Marketing

We market to our existing customers through direct sales. To generate new customers and applications, we rely on our working relationship with a selection of OEMs, with the intent of having these OEMs design our products into their equipment, thereby creating a market with a high entry barrier. Another avenue for market entry is via strategic relationships with major cell manufacturers. We are now starting direct marketing efforts to emerging markets where we believe the number of local mature competitors is limited.

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

Our Zinc-Air batteries, rechargeable batteries and battery chargers for the military are manufactured through EFB. EFB’s facilities have been granted ISO 9001 “Top Quality Standard” certification.

Markets/Applications

As an external alternative to the popular lithium based BA-5590/U, the BA-8180/U can be used in many applications operated by the BA-5590/U. The BA-8180/U can be used for a variety of military applications.

Customers

The principal customers for our Zinc-Air batteries during 2010 were the U.S. Army’s Communications-Electronics Command (CECOM) and the Defense Logistics Agency (DLA). In addition, we continue to further penetrate Special Forces and other specific U.S. military units with direct sales.

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

Rechargeable batteries in the XX90 family include lithium-ion (BB-2590/U) and nickel-metal hydride (BB-390/U) batteries which may be used in training missions in order to save the higher costs associated with primary batteries. These rechargeable batteries have also become more prevalent in combat use as their energy densities improve, their availability expands and their State-of-Charge Indicator (SOCI) technologies become more reliable.

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

Armor Division

We armor vehicles and manufacture aviation and other armor through our Armor Division. During 2010 and 2009, revenues from our Armor Division were approximately $19.5 million and $17.5 million, respectively.

Introduction

We specialize in manufacturing military armored combat vehicles based on commercial platforms. We also up-armor commercial vehicles for civilian use, and manufacture armor kits for aircraft and vessels by using state-of-the-art lightweight ballistic materials, special ballistic glass and advanced engineering processes.

We provide armored military vehicles and up-armored civilian SUVs, buses and vans. Through MDT Armor, we also provide ballistic armor kits for rotary and fixed wing aircraft under the trade name Armour of America.

We are a leading supplier to the Israeli military, Israeli Special Forces and special services. We provide products to the U.S. Army, and to military and defense and paramilitary customers worldwide. We are also actively exploring marketing armor products in India, through our 26% holding in Concord Safety Solutions Pvt. Ltd., an Indian company that we established together with an Indian vehicle manufacturing company and an Indian armor materials company.

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

During 2010, we received over $7.3 million in orders from the Israel Defense Forces for the U.S.-built David, a patrol, combat command and reconnaissance armored vehicle that is specifically designed as an urban combat vehicle. We also introduced the Tiger; a new cost-effective, highly-armored light protected all-terrain vehicle.

In 2010, we entered into a teaming agreement with Textron Marine and Land Systems (TMLS), a division of Textron Systems. TMLS is a $2.3 billion supplier of military vessels and vehicles, part of the $15 billion Textron Corporation. The teaming agreement with Textron calls for joint production and marketing of MDT vehicles, which will be branded as Textron vehicles.

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

In Israel, we market our up-armored vehicles through vehicle importers, both pursuant to marketing agreements and otherwise, and directly to private customers in the public and private sectors. Most sales are through vehicle importers. In the U.S., vehicles are sold to the Army.

Our aviation aircraft armor customers include L-3 Communications, the Boeing Company, the Army, NAVAIR, the Department of State, the Virginia police, and the police and/or military in Australia, Canada, Japan, Columbia, Brazil, and Chile.

Manufacturing

Our manufacturing facilities are located in Lod, Israel, and in Auburn, Alabama. In Israel we manufacture armored vehicles only, and in the U.S. we manufacture armored vehicles and aviation armor kits.

Our facilities have been awarded ISO 9001:2000 quality standards certification.

Competition

In the past two years MDT has shifted its focus from armored commercial vehicles to military vehicles such as the David and recently developed Tiger.

The global armored military vehicle industry is dominated by major industrial conglomerates, such as Israel's Plasan Sasa, BAE Systems, General Dynamics, Oshkosh, AM General, and International Truck in the US, Mercedes Benz in Germany, Iveco in Italy and Renault Trucks and Panard in France. In police armored vehicles, our competitors include Jankel Armouring Limited and Lenco Industries Inc.

All have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours.

In this connection, in 2010 we entered into a teaming agreement with Textron Marine and Land Systems (TMLS), a division of Textron Systems. TMLS is a $2.3 billion supplier of military vessels and vehicles, part of the $15 billion Textron Corporation. The teaming agreement with Textron calls for joint production and marketing of MDT vehicles, which will be branded as Textron vehicles. We believe that this teaming agreement will enable us to compete in the military vehicle market, overcoming the limitations of size.

Backlog

We generally sell our products under standard purchase orders. Orders constituting our backlog are subject to changes in delivery schedules and are typically cancelable by our customers until a specified time prior to the scheduled delivery date. Accordingly, our backlog is not necessarily an accurate indication of future sales. As of December 31, 2010 and 2009, our backlog for the following year was approximately $44.0 million and $55.5 million, respectively, divided among our divisions as follows:

Division	2010	2009
Training and Simulation Division	$19,276,000	$31,245,000
Battery and Power Systems Division	15,702,000	13,802,000
Armor Division	9,039,000	10,468,000
TOTAL:	$44,017,000	$55,515,000

Major Customers

During 2010 and 2009, including all of our divisions, various branches of the United States military accounted for approximately 42% and 50% of our revenues. See “Item 1A. Risk Factors – Risks Related to Government Contracts,” below.

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

Research and Development

During the years ended December 31, 2010 and 2009, our gross research and product development expenditures were approximately $2.5 million and $1.3 million, respectively.

Employees

As of December 31, 2010, we had approximately 418 full-time employees worldwide. Our success will depend in large part on our ability to attract and retain skilled and experienced employees.

With respect to those of our employees who are Israeli residents, Israeli law generally requires severance pay upon the retirement or death of an employee or termination of employment without due cause; additionally, some of our senior employees have special severance arrangements, certain of which are described under “Item 11. Executive Compensation – Employment Contracts,” below. We currently partially fund our ongoing severance obligations by making monthly payments to approved severance funds or insurance policies.

ITEM 1A.  RISK FACTORS

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Report and presented elsewhere by management from time to time.

Business-Related Risks

We have had a history of losses and may incur future losses.

We were incorporated in 1990 and began our operations in 1991. We have funded our operations principally from funds raised in each of the initial public offering of our common stock in February 1994; subsequent public and private offerings of our common stock and equity and debt securities convertible or exercisable into shares of our common stock; research contracts and supply contracts; funds received under research and development grants from the Government of Israel; and sales of products that we and our subsidiaries manufacture. We have incurred significant net losses since our inception. Additionally, as of December 31, 2010, we had an accumulated deficit of approximately $170.7 million. In an effort to reduce operating expenses and maximize available resources, we have consolidated certain of our subsidiaries, shifted personnel and reassigned responsibilities. We have also taken a variety of other measures to limit spending and will continue to assess our internal processes to seek additional cost-structure improvements. Although we believe that such steps will help to reduce our operating expenses and maximize our available resources, there can be no assurance that we will ever be able to achieve or maintain profitability consistently or that our business will continue to exist.

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

Our bank and other indebtedness (short and long term) totaled approximately $3.9 million as of December 31, 2010 (not including trade payables, other account payables, seller-financed mortgages, capital leases, and accrued severance pay), of which $1.4 million was subordinated convertible notes and $2.5 million was bank working capital lines of credit. In addition, we may incur additional indebtedness in the future. Accordingly, we are subject to the risks associated with significant indebtedness, including:

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

The agreements governing the terms of our notes that mature in 2011 contain numerous affirmative and negative covenants, as well as cross-acceleration and cross-default provisions that make any default under our other loan agreements a default under our notes, that limit the discretion of our management with respect to certain business matters and place restrictions on us, including obligations on our part to preserve and maintain our assets and restrictions on our ability to incur or guarantee debt, to merge with or sell our assets to another company, and to make significant capital expenditures without the consent of the note holders. Our ability to comply with these and other provisions of such agreements may be affected by changes in economic or business conditions or other events beyond our control.

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

Our ability to make payments on our indebtedness and to fund our operations depends on our ability to generate cash in the future. Our future operating performance is subject to market conditions and business factors that are beyond our control. Consequently, we cannot assure you that we will generate sufficient cash flow to pay the principal and interest on our debt. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our debt, we may have to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our debt. We cannot assure you that the terms of our debt will allow for these alternative measures or that such measures would satisfy our scheduled debt service obligations. In addition, in the event that we are required to dispose of material assets or restructure or refinance our debt to meet our debt obligations, we cannot assure you as to the terms of any such transaction or how quickly such transaction could be completed. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

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

In August 2008, we issued $5.0 million in subordinated convertible notes due August 15, 2011, of which approximately $909,000 remains outstanding as of the date of this annual report. The notes are convertible at the option of the holders at a fixed conversion price of $2.24. The principal amount of the notes is payable over a period of three years, with the principal amount being amortized in eleven payments payable at our option in cash and/or stock, by requiring the holders to convert a portion of their notes into shares of our common stock, provided certain conditions were met. The failure to meet such conditions could make us unable to pay our notes, causing us to default. If the price of our common stock is above $2.24, the holders of our notes will presumably convert their notes to stock when payments are due, or before, resulting in the issuance of additional shares of our common stock.

The remaining principal payments are due on May 13, 2011 and August 15, 2011, either in cash or by requiring the holder to convert the principal payment into shares of our common stock. In the event we elect to make payments of principal on our convertible notes in stock by requiring the holders to convert a portion of their Notes, either because our cash position at the time makes it necessary or we otherwise deem it advisable, the price used to determine the number of shares to be issued on conversion will be calculated using an 8% discount to the average trading price of our common stock during 17 of the 20 consecutive trading days ending two days before the payment date. Accordingly, the lower the market price of our common stock at the time at which we make payments of principal in stock, the greater the number of shares we will be obliged to issue and the greater the dilution to our existing stockholders.

In either case, the issuance of the additional shares of our common stock could adversely affect the market price of our common stock.

We can require the holder of our Notes to convert a portion of their Notes into shares of our common stock at the time principal payments are due only if such shares are registered for resale and certain other conditions are met. If our stock price were to decline, we might not have a sufficient number of shares of our stock registered for resale in order to allow us to require the holders to convert a portion of their Notes. As a result, we would need to file an additional registration statement with the SEC to register for resale more shares of our common stock in order to continue requiring conversion of our Notes upon principal payment becoming due. Any delay in the registration process, including through routine SEC review of our registration statement or other filings with the SEC, could result in our having to pay scheduled principal repayments on our Notes in cash, which would negatively impact our cash position and, if we do not have sufficient cash to make such payments in cash, could cause us to default on our Notes.

Our earnings may decline if we write off additional goodwill and other intangible assets.

As of December 31, 2010, we had recorded goodwill of $32.8 million and any future impairment of goodwill or other intangible assets may have a significant impact on earnings. We have we adopted Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 350-10. FASB ASC 350-10 requires goodwill to be tested for impairment at least annually, and between annual tests in certain circumstances, and written down if impaired. Goodwill is tested for impairment by comparing the fair value of our reporting units with their carrying value. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units.

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

Although the cumulative book value of our reporting units exceeded our market value as of the impairment review, management nevertheless determined that the fair value of the respective reporting units exceeded their respective carrying values, and therefore, there would be no impairment charges relating to goodwill. Several factors contributed to this determination:

•	The long term horizon of the valuation process versus a short term valuation using current market conditions;

•	The valuation by individual business segments versus the market share value based on our company as a whole;

•	The valuations for each of the operating segments exceeded the carrying value by a minimum of 32%; and

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

We are highly dependent on the president of our FAAC subsidiary and the general managers of our MDT and Epsilor subsidiaries and the loss of the services of one or more of these persons could adversely affect us. We are especially dependent on the services of our Chairman and Chief Executive Officer, Robert S. Ehrlich, and our President and Chief Operating Officer, Steven Esses. The loss of either Mr. Ehrlich or Mr. Esses could have a material adverse effect on us. We are party to an employment agreement with Mr. Ehrlich, which agreement expires at the end of 2011, and an employment agreement with Mr. Esses, which agreement expires at the end of 2012. We do not have key-man life insurance on either Mr. Ehrlich or Mr. Esses.

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

During the last two fiscal years we operated at a loss but had positive net cash provided by operating activities. However, the disruption in credit markets, may impact demand for our products and services, as well as our ability to manage normal relationships with our customers, suppliers and creditors. Tighter credit markets could result in supplier or customer disruptions.

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

A significant portion of our sales are made to customers located outside the U.S., primarily in Europe and Asia. In 2010 and 2009, 23% and 26%, respectively, of our revenues, were derived from sales to customers located outside the U.S. We expect that our international customers will continue to account for a substantial portion of our revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, foreign taxes, longer payment cycles and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect our sales to international customers. See also “Israel-Related Risks,” below.

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

We are organized under the laws of the State of Delaware and will be subject to service of process in the United States. However, approximately 27% of our assets are located outside the United States. In addition, two of our directors and most of our executive officers are residents of Israel and a portion of the assets of such directors and executive officers are located outside the United States.

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

Although a substantial majority of our revenues and a substantial portion of our expenses are denominated in U.S. dollars, a portion of our costs, including personnel and facilities-related expenses, is incurred in New Israeli Shekels (NIS). Inflation in Israel will have the effect of increasing the dollar cost of our operations in Israel, unless it is offset on a timely basis by a devaluation of the NIS relative to the dollar. In 2010, the inflation-adjusted NIS appreciated against the dollar.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Our primary executive offices are located in FAAC’s offices, consisting of approximately 17,300 square feet of office and warehouse space in Ann Arbor, Michigan, pursuant to a lease expiring in January 2013. FAAC has also leased 17,200 square feet of office and warehouse space adjacent to our main offices pursuant to a lease beginning in June 2006 and expiring in April 2018. Additionally, FAAC is leasing approximately 4,400 square feet in a third building on a month to month basis. FAAC also leases approximately 3,900 square feet in Royal Oak, Michigan pursuant to a lease terminating at the end of April 2011 that will be renegotiated in 2011.

EFB operates out of our leased Auburn, Alabama facilities, constituting approximately 30,000 square feet, which is leased from the City of Auburn through January, 2014. Additionally, we have purchased 16,700 square feet of space used by MDT Armor in Auburn for approximately $1.1 million pursuant to a seller-financed secured purchase money mortgage. Half the mortgage is payable over ten years in equal monthly installments through 2017 based on a 20-year amortization of the full principal amount, and the remaining half is payable at the end of the ten years in a balloon payment.

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

Our Epsilor subsidiary rents approximately 19,000 square feet of factory, office and warehouse space in Dimona, Israel, in Israel’s Negev desert (within Israel’s pre-1967 borders), on a month-to-month basis and our MDT subsidiary rents approximately 22,000 square feet of office space in Lod, Israel, near Ben-Gurion International airport (within Israel’s pre-1967 borders) pursuant to a lease that expires in December 2013.

We believe that our existing and currently planned facilities are adequate to meet our current and foreseeable future needs.

ITEM 3.     LEGAL PROCEEDINGS

As of the date of this filing, there were no material pending legal proceedings against us, except as follows:

NAVAIR Litigation

On January 10, 2011, a judgment and decision was unsealed and issued for publication in respect of the lawsuit in the United States Court of Federal Claims by Armour of America, Incorporated (“AoA”), a subsidiary that we purchased in August 2004, against the United States Naval Air Systems Command (NAVAIR). The lawsuit, which was based on events that had occurred prior to our purchase of AoA, had sought approximately $2.2 million in damages for NAVAIR’s alleged improper termination of a contract for the design, test and manufacture of a lightweight armor replacement system for the United States Marine Corps CH-46E rotor helicopter. NAVAIR, in its answer, counterclaimed for approximately $2.1 million in alleged reprocurement and administrative costs. The court’s decision found against AoA and in favor of NAVAIR, and awarded NAVAIR reprocurement and administrative costs in the total amount of approximately $1.55 million. We have filed a notice of appeal in respect of a substantial portion of the court’s decision.

Based on the trial results and subsequent inquiries, we, after consultation with litigation counsel handling this case and with our advisors, had previously formed a conclusion that it would be appropriate and prudent to record an allowance in anticipation of an adverse decision in this case, in the amount of $750,000, and had recorded a charge in this amount in our financial statements for the year ended December 31, 2009. In light of the judge’s decision in this case, we recorded an additional charge of approximately $803,000 in our financial statements for the year ended December 31, 2010.

We do not believe that this judgment will adversely affect our current business relationship with NAVAIR, with which our various subsidiaries have conducted business subsequent to the events that formed the basis of this lawsuit.

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

ITEM 4.     RESERVED

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market. Our Nasdaq ticker symbol is “ARTX.” The following table sets forth, for the periods indicated, the range of high and low closing sales prices of our common stock on the Nasdaq Global Market System:

Year Ended December 31, 2010	High	Low
Fourth Quarter	$2.10	$1.45
Third Quarter	$1.95	$1.39
Second Quarter	$1.88	$1.40
First Quarter	$2.01	$1.35
Year Ended December 31, 2009	High	Low
Fourth Quarter	$2.35	$1.30
Third Quarter	$2.00	$1.25
Second Quarter	$2.17	$0.67
First Quarter	$0.83	$0.37

As of February 28, 2011 we had approximately 207 holders of record of our common stock.

Share Repurchase Program

In February of 2009, we authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of our common stock. Pursuant to this plan, through December 31, 2010 we have repurchased 563,209 shares of our common stock for $757,148 ($745,289 net of commissions), all of which was purchased after April 1, 2009. The following table shows information relating to the repurchase of our common stock during the three months ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
October 1, 2010 through October 31, 2010	14,964	$1.87	14,964	$294,703
November 1, 2010 through November 30, 2010	22,848	$1.77	22,848	$254,711
December 1, 2010 through December 31, 2010	–	$–	–	$254,711
TOTAL THIS QUARTER	37,812	$1.81	37,812

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

General

We are a defense and security products and services company, engaged in three business areas: interactive simulation for military, law enforcement and commercial markets; batteries and charging systems for the military; and high-level armoring for military, paramilitary and commercial vehicles. We operate in three business units:

➢
we develop, manufacture and market advanced high-tech multimedia and interactive digital solutions for use-of-force training and driving training of military, law enforcement, security and other personnel (our Training and Simulation Division);

➢	we manufacture and sell lithium and Zinc-Air batteries for defense and security products and other military applications (our Battery and Power Systems Division); and

➢	we utilize sophisticated lightweight materials and advanced engineering processes to armor vehicles and to manufacture personal and aviation armor (our Armoring Division).

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

Stock Based Compensation

We account for stock options and awards issued to employees in accordance with the fair value recognition provisions of FASB ASC 505-50. Under FASB ASC 505-50, stock-based awards to employees are required to be recognized as compensation expense, based on the calculated fair value on the date of grant. We determine the fair value of options using the Black Scholes option pricing model. This model requires subjective assumptions, including future stock price volatility and expected term, which affect the calculated values.

Derivative Liabilities

Derivative financial instruments are initially recognized, and subsequently measured, at fair value. Derivative fair values are determined from quoted prices in active markets where available. For our existing warrants, puts and convertible debt, where there is no active market for those instruments, fair value is derived using the Black Scholes valuation model.

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

We have provided a valuation allowance on the majority of our net deferred tax assets, which includes federal and foreign net operating loss carryforwards, because of the uncertainty regarding their realization. Our accounting for deferred taxes under FASB ASC 740-10, involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance was required, we primarily considered such factors as our history of operating losses and expected future losses in certain jurisdictions and the nature of our deferred tax assets. We provide valuation allowances in respect of deferred tax assets resulting principally from the carryforward of tax losses. Management currently believes that it is more likely than not that the deferred tax regarding the carryforward of losses and certain accrued expenses in the U.S. will not be realized in the foreseeable future. We do not provide for U.S. federal income taxes on the undistributed earnings of our foreign subsidiaries because such earnings are re-invested and, in the opinion of management, will continue to be re-invested indefinitely.

We have indefinitely-lived intangible assets consisting of trademarks, workforce, and goodwill. Pursuant to FASB ASC 350-10, these indefinitely-lived intangible assets are not amortized for financial reporting purposes. However, these assets are tax deductible, and therefore amortized over 15 years for tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of these indefinitely-lived intangible assets. The resulting deferred tax liability, which is expected to continue to increase over time, will have an indefinite life, resulting in what is referred to as a “naked tax credit.” This deferred tax liability could remain on our balance sheet indefinitely unless there is an impairment of the related assets (for financial reporting purposes), or the business to which those assets relate were to be disposed of.

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

Inventories

Our policy for valuation of inventory and commitments to purchase inventory, including the determination of obsolete or excess inventory, requires us to perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, valuation of existing inventory, as well as product lifecycle and product development plans. The estimates of future demand that we use in the valuation of inventory are the basis for our revenue forecast, which is also used for our short-term manufacturing plans. Inventory reserves are also provided to cover risks arising from slow-moving items. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. We may be required to record additional inventory write-down if actual market conditions are less favorable than those projected by our management. For fiscal 2010, no significant changes were made to the underlying assumptions related to estimates of inventory valuation or the methodology applied.

Goodwill

As of December 31, 2010, we had recorded goodwill of $32.8 million. We allocate goodwill acquired in a business combination to the appropriate reporting unit as of the acquisition date. Currently our reporting units are also our reportable segments and the associated goodwill was determined when the specific businesses in the reportable segments were purchased. Under FASB ASC 350-10, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

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

We completed our annual goodwill impairment review using the financial results as of the quarter ended June 30, 2010. We use a June 30 date because this allows us to use internal resources that are available before we start our annual audit process (we wait until our June 30 financials were reviewed by our external auditors before we start the actual goodwill impairment analysis). Additionally, since we engage outside services to complete three separate studies in our three different reporting units, using a June 30 date gives us ample time to engage the outside consultants, develop the analysis, review and approve the analysis, and have the study reviewed by both the U.S. and Israel-based external auditors.

Although the cumulative book value of our reporting units exceeded our market value as of the impairment review, management nevertheless determined that the fair value of the respective reporting units exceeded their respective carrying values, and therefore, there would be no impairment charges relating to goodwill. Several factors contributed to this determination:

•	The long term horizon of the valuation process versus a short term valuation using current market conditions;

•	The valuation by individual business segments versus the market share value based on our company as a whole;

•	The valuations for each of the operating segments exceeded the carrying value by a minimum of 32%; and

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

Executive Summary

Overview of Results of Operations

We incurred operating losses for the years ended December 31, 2010 and 2009. While we expect to continue to derive revenues from the sale of products that we manufacture and the services that we provide, there can be no assurance that we will be able to achieve or maintain profitability on a consistent basis.

A portion of our operating loss during 2010 and 2009 arose as a result of non-cash charges. These charges were primarily related to our acquisitions, financings and stock-based awards to employees. To the extent that we continue certain of these activities during 2011, we would expect to continue to incur such non-cash charges in the future.

Acquisitions

In acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of intangible assets in the amount of a fraction (based on the useful life of the intangible assets) of the amount recorded as intangible assets. Such amortization charges continued during 2010. We are required to review intangible assets for impairment whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that intangible asset has been impaired, we must record the impairment charge in our statement of operations.

In the case of goodwill, the assets recorded as goodwill are not amortized; instead, we are required to perform an annual impairment review. If we determine, through the impairment review process, that goodwill has been impaired, we must record the impairment charge in our statement of operations.

As a result of the application of the above accounting rule, we incurred non-cash charges for amortization of intangible assets in 2010 and 2009 in the amount of $1.7 million and $1.5 million, respectively.

Financings and Issuances of Restricted Shares, Restricted Stock Units, Options and Warrants

The non-cash charges that relate to our financings occurred in connection with our issuance of convertible debt securities with detachable warrants, and in connection with our repricing of certain warrants and grants of new warrants. When we issue convertible securities, we record a discount (representing the value of the detachable warrants and the derivative features of the debt) that is amortized ratably over the life of the debenture. When a debenture is converted, however, the entire remaining unamortized discount is immediately recognized as expense in the quarter in which the debenture is converted. During 2010 and 2009, we recorded credits of approximately $167,000 and expense of $270,000, respectively, attributable to amortization related to warrants issued to the holders of convertible notes.

During 2010 and 2009, we issued restricted shares and restricted stock units to certain of our employees and to our directors. Each restricted stock unit is equal to one share of Company stock and is only redeemable for stock. These shares were issued as stock bonuses or were the required annual grant to directors, and are restricted for a period of up to three years from the date of issuance. Relevant accounting rules provide that the aggregate amount of the difference between the purchase price of the restricted shares or restricted stock units (in this case, generally zero) and the market price of the shares on the date of grant is taken as a general and administrative expense, amortized over the life of the period of the restriction.

As a result of the application of the above accounting rules, we incurred non-cash charges related to stock-based compensation in 2010 and 2009 in the amount of $742,000 and $849,000, respectively.

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

As part of our analysis of the convertible debt and related warrants, we reviewed and followed the guidance of FASB ASC 718-10, ASC 815-40-15, ASC 470-20-30 and ASC 105-10-05. In connection with the original accounting for these convertible notes, we recorded a debt discount on the balance sheet of $412,000 in 2008. The beneficial conversion feature and the discount arising from fair value allocation of the warrants according to FASB ASC 470-20-25 is being amortized from the date of issuance to the stated redemption date – August 15, 2011.

On January 1, 2009, we adopted FASB ASC 815-40-15, “Determining Whether an Instrument is Indexed to an Entity’s Own Stock.” FASB ASC 815-40-15 requires us to re-evaluate the warrants issued with the convertible notes and to also re-evaluate the embedded conversion option and embedded put options within the Notes to determine if the previous accounting for these items would change. Upon this re-evaluation, we were required to reclassify the warrants along with the value of the embedded conversion feature from equity to a derivative liability. The embedded put options remained classified as derivative liabilities. We again used the Black-Scholes valuation model and other factors to determine the value of the warrants, the value of the embedded conversion feature and the value of the embedded put options associated with the convertible notes as of January 1, 2009. In accordance with the guidance of FASB ASC 815-40-15, a cumulative adjustment increasing January 1, 2009 retained earnings by $471,000 was made in the first quarter of 2009 to reflect this new accounting.

On December 31, 2010 and 2009, we revalued these warrants, the embedded conversion option and the embedded put options. The credit to financial expense associated with this revaluation is approximately $233,000 for 2010 and a financial expense of $342,000 in 2009.

Concurrent with a Securities Purchase Agreement dated August 14, 2008, we purchased a $2.5 million Senior Subordinated Convertible Note from an unaffiliated company, DEI Services Corporation (“DEI”). This 10% Senior Subordinated Convertible Note (the “DEI Note”) was due December 31, 2009. The DEI Note was convertible at maturity at our option into such number of shares of DEI’s common stock, no par value per share, as shall be equal at the time of conversion to twelve percent (12%) of DEI’s outstanding common stock. In the third quarter of 2009, we wrote down the value of the DEI Note by $500,000, to $2.0 million.

On August 10, 2010, DEI repaid the entire $2.5 million principal amount of the DEI Note, along with all outstanding earned and unpaid interest of $151,000. Inasmuch as we had previously established an allowance of $500,000 in the fourth quarter 2009 on the DEI Note based on our expectation that we would not collect the entire DEI Note, we recognized the difference between the $2.0 million book value of the DEI Note and the $2.5 million that was actually collected as a recovery under allowance for settlements on our financial statements. Additionally, we accrued unpaid interest on the DEI Note through June 30, 2010 in the amount of $140,000, which was recorded as a reduction of financial expenses and additionally recorded $11,000 in interest income in the third quarter of 2010. This transaction extinguished our conversion options and rights of first refusal with respect to DEI.

Overview of Operating Performance and Backlog

Overall, our pre-tax loss for 2010 was $1.0 million on revenues of $73.7 million, compared to a pre-tax loss of $2.2 million on revenues of $74.5 million during 2009. As of December 31, 2010, our overall backlog totaled $44.0 million.

In our Training and Simulation Division, revenues decreased from approximately $39.2 million in 2009 to $35.6 million in 2010. As of December 31, 2010, our backlog for our Training and Simulation Division totaled $19.3 million.

In our Battery and Power Systems Division, revenues increased from approximately $17.8 million in 2009 to approximately $18.7 million in 2010. As of December 31, 2010, our backlog for our Battery and Power Systems Division totaled $15.7 million.

In our Armor Division, revenues increased from approximately $17.5 million in 2009 to approximately $19.5 million in 2010. As of December 31, 2010, our backlog for our Armor Division totaled $9.0 million.

Common Stock Repurchase Program

In February 2009, we authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of our common stock. Pursuant to this plan, through December 31, 2010 we have repurchased 563,209 shares of our common stock for $757,148 ($745,289 net of commissions), all of which was purchased after April 1, 2009. At December 31, 2010, we had remaining authorization for the repurchase of up to $254,711 in shares of our common stock. The repurchase program is subject to the discretion of our management.

Results of Operations

Preliminary Note

Summary

Following is a table summarizing our results of operations for the years ended December 31, 2010 and 2009, after which we present a narrative discussion and analysis:

	Year Ended December 31,
	2010	2009
Revenues:
Training and Simulation Division	$35,562,297	$39,206,173
Battery and Power Systems Division	18,675,517	17,820,980
Armor Division	19,503,664	17,507,298
	$73,741,478	$74,534,451

	Year Ended December 31,
	2010	2009
Cost of revenues:
Training and Simulation Division	$21,363,731	$24,568,708
Battery and Power Systems Division	15,948,545	15,328,722
Armor Division	15,791,550	14,517,491
	$53,103,826	$54,414,921
Research and development expenses:
Training and Simulation Division	$887,809	$569,984
Battery and Power Systems Division	540,970	249,933
Armor Division	1,100,188	506,838
	$2,528,967	$1,326,755
Sales and marketing expenses:
Training and Simulation Division	$4,128,796	$3,387,993
Battery and Power Systems Division	746,505	697,568
Armor Division	981,440	782,937
Corporate	40,627	–
	$5,897,368	$4,868,498
General and administrative expenses:
Training and Simulation Division	$3,566,856	$4,651,130
Battery and Power Systems Division	906,183	1,079,063
Armor Division	1,665,157	1,588,973
Corporate	5,123,018	4,979,429
	$11,261,214	$12,298,595
Amortization of intangible assets:
Training and Simulation Division	$1,201,281	$936,212
Battery and Power Systems Division	509,240	509,240
Armor Division	13,350	13,350
	$1,723,871	$1,458,802
Operating profit (loss):
Training and Simulation Division	$4,413,824	$5,092,146
Battery and Power Systems Division	24,074	(43,546)
Armor Division	(48,021)	97,709
Corporate	(5,163,645)	(4,979,429)
	$(773,768)	$166,880

	Year Ended December 31,
	2010	2009
Other income:
Training and Simulation Division	$46,208	$31,591
Battery and Power Systems Division	48	293
Armor Division	102,128	53,778
	$148,384	$85,662
Allowance for settlements:
Corporate	$303,068	$1,250,000
	$303,068	$1,250,000
Financial income (expense):
Training and Simulation Division	$7,264	$1,342
Battery and Power Systems Division	(93,670)	70,819
Armor Division	246,471	214,042
Corporate	(52,798)	965,182
	$107,267	$1,251,385
Tax expenses (credits):
Training and Simulation Division	$48,467	$183,621
Battery and Power Systems Division	(556,258)	28,926
Armor Division	(709)	(25,674)
Corporate	390,000	618,093
	$(118,500)	$804,966
Net income (loss):
Training and Simulation Division	$4,404,301	$4,938,774
Battery and Power Systems Division	674,050	(142,998)
Armor Division	(191,655)	(36,881)
Corporate	(5,803,915)	(7,812,704)
	$(917,219)	$(3,053,809)

Fiscal Year 2010 compared to Fiscal Year 2009

Revenues. During 2010, we (through our subsidiaries) recognized revenues as follows:

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

Revenues for 2010 totaled $73.7 million, compared to $74.5 million in 2009, a decrease of $793,000, or 1.1%. This decrease was primarily attributable to the following factors:

➢	Decreased revenues from our Training and Simulation Division ($3.6 million less in 2010 versus 2009), due primarily to a simulation contract with the military that concluded in 2009.

➢
Increased revenues from our Battery and Power Systems Division ($855,000 more in 2010 versus 2009), due primarily to increased orders for our battery products at EFB and EFL, offset by a decrease in revenue at Epsilor.

➢	Increased revenues from our Armor Division ($2.0 million more in 2010 versus 2009), due primarily to increased production of the David vehicle.

The table below details the percentage of total recognized revenue by type of arrangement for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
Type of Revenue	2010	2009
Sale of products	93.7%	95.6%
Maintenance and support agreements	4.2%	2.5%
Long term research and development contracts	2.1%	1.9%
Total	100.0%	100.0%

Cost of revenues. Cost of revenues totaled $53.1 million during 2010, compared to $54.4 million in 2009, a decrease of $1.3 million, or 2.4%, due primarily to decreased revenues in our Training and Simulation Division offset to a lesser extent by increased revenues in our Battery and Power Systems and Armor Divisions. Cost of revenues as a percentage of revenue also decreased in each division due to several factors, including favorable variances in raw materials along with increased operating efficiencies.

Cost of revenues for our three divisions during 2010 were $21.4 million for the Training and Simulation Division (compared to $24.6 million in 2009, a decrease of $3.2 million, or 13.0%, due primarily to the reduction in revenues for the period); $15.9 million for the Battery and Power Systems Division (compared to $15.3 million in 2009, an increase of $620,000, or 4.0%, due primarily to increased orders for our battery and charger products); and $15.8 million for the Armor Division (compared to $14.5 million in 2009, an increase of $1.3 million, or 8.8%, due primarily to increased production of the David vehicle and by improved operating efficiencies).

Research and development expenses. Research and development expenses for 2010 were $2.5 million, compared to $1.3 million during 2009, an increase of $1.2 million, or 90.6%, due primarily to the development of new vehicles in the Armor Division along with increases in new product development in the other divisions. In particular, the Armor Division has invested a significant amount of resources to develop our new Tiger vehicle, which has been displayed in trade shows both overseas and in the United States.

Selling and marketing expenses. Selling and marketing expenses for 2010 were $5.9 million, compared to $4.9 million in 2009, an increase of $1.0 million, or 21.1%, due primarily to increased expenses in the Training and Simulation Division related to an increase in the sales force and increased participation in trade shows along with increased expenses in the Armor Division related to marketing the newly-developed Tiger vehicle.

General and administrative expenses. General and administrative expenses for 2010 were $11.3 million, compared to $12.3 million in 2009, a decrease of $1.0 million, or 8.4%. This decrease was primarily attributable to a recovery of legal expenses in 2010 and the write-off of a note receivable in 2009 in our Training and Simulation Division.

Amortization of intangible assets. Amortization of intangible assets totaled $1.7 million in 2010, compared to $1.5 million in 2009, an increase of $265,000, or 18.2%, due primarily to the increase in amortization of capitalized software in our Training and Simulation Division.

Allowance for settlements. In the fourth quarter of 2009, we recorded an allowance in the amount of $750,000 relating to a potential adverse judgment in the litigation between our AoA subsidiary (which has since been merged into MDT) and NAVAIR. In the fourth quarter of 2010, we recorded an additional allowance of $803,000 related to the NAVAIR litigation. See “Item 3. Legal Proceedings – NAVAIR Litigation.” In the second quarter of 2010, we recorded a positive adjustment in the amount of $500,000 to reflect the fact that the DEI Note was paid in full in the third quarter of 2010 and the consequent reversal of an allowance recorded in the third quarter of 2009 relating to the DEI Note.

Financial expenses, net. Financial expenses totaled approximately $107,000 in 2010 compared to $1.3 million in 2009, a decrease of $1.1 million, or 91.4%. The difference was primarily due to a decrease in warrant liability and debt discount expense from 2009.

Income taxes. We recorded a total of $118,500 in tax benefits in 2010, compared to $805,000 in tax expenses in 2009. We and certain of our subsidiaries incurred net operating losses during 2010 but were subject to a federal alternative minimum tax in the amount of $62,000. Due to the merger of Epsilor and EFL, we recorded a reduced valuation allowance of $613,000 in the fourth quarter for future tax credits over the following three years. With respect to some of our subsidiaries that operated at a net profit during 2010, we were able to offset federal taxes against our accumulated loss carry forward but recorded $74,000 in state and local taxes. We recorded the required adjustment of taxes due to the deduction of goodwill amortization for U.S. federal taxes, which totaled $325,000 in 2010 and $560,000 in 2009.

Net loss. Due to the factors cited above, net loss decreased to $917,000 in 2010 from $3.1 million in 2009, a difference of $2.1 million, or 70.0%.

Liquidity and Capital Resources

As of December 31, 2010, we had $6.3 million in cash and $1.8 million in restricted collateral deposits, as compared to at December 31, 2009, when we had $1.9 million in cash and $2.0 million in restricted collateral deposits. We also had $6.7 million in unused bank lines of credit with our main bank as of December 31, 2010, under a $10.0 million credit facility under our FAAC subsidiary, which is secured by our assets and the assets of our other subsidiaries and guaranteed by us. There was $3.3 million of available credit on this line as of December 31, 2010 based on our borrowing base calculations. Our primary credit facility includes covenants restricting our Total Senior Liabilities to Tangible Net Worth and Funded Debt to EBITDA along with a limitation on cash distributions to our affiliated companies. As of December 31, 2010, we were in compliance with all covenants.

We used available funds in 2010 primarily for sales and marketing, continued research and development expenditures, and other working capital needs. We purchased approximately $1.3 million of property and equipment during 2010. Our net property and equipment amounted to $4.6 million as of December 31, 2010.

Net cash provided by operating activities from continuing operations for 2010 and 2009 was $9.1 million and $2.0 million, respectively, an improvement of $7.1 million. We experienced a significant increase in operating cash flow in 2010 compared to 2009, primarily the result of a $2.0 million reduction in the net loss, a $2.7 million improvement in inventory due to the completion of certain projects, a $2.0 million improvement in other accounts receivable and a $1.5 million improvement in deferred revenues.

Net cash used in investing activities for 2010 and 2009 was $2.0 million and $3.1 million, respectively, a decrease of $1.1 million. This decrease was primarily the result of smaller increases in restricted collateral deposits offset by purchases of property and equipment.

Net cash used in financing activities for 2010 and 2009 was $2.8 million and $1.4 million, respectively, an increase of $1.5 million, primarily due to a decrease in short term borrowing.

As of December 31, 2010, we had approximately $2.5 million in short term bank debt and $2.4 million in long-term debt outstanding, including current maturities.

Subject to all of the reservations regarding “forward-looking statements” set forth above, we believe that our present cash position, anticipated cash flows from operations and availability under our lines of credit should be sufficient to satisfy our current estimated cash requirements through the remainder of the year. In this connection, we note that from time to time our working capital needs are partially dependent on our subsidiaries’ lines of credit.

Over the long term, we will need to be profitable, at least on a cash-flow basis, and maintain that profitability in order to avoid future capital requirements. Additionally, we would need to raise additional capital in order to fund any future acquisitions.

Effective Corporate Tax Rate

We and certain of our subsidiaries incurred net operating losses during the years ended December 31, 2010 and 2009. With respect to some of our U.S. subsidiaries that operated at a net profit during 2010, we were able to offset federal taxes against our net operating loss carryforward. These subsidiaries are, however, subject to state taxes that cannot be offset against our net operating loss carryforward. With respect to certain of our Israeli subsidiaries that operated at a net profit during 2010, we were unable to offset their taxes against our net operating loss carryforward, and we are therefore exposed to Israeli taxes, at a rate of up to 26% in 2010 (less, in the case of companies that have “approved enterprise” status as discussed in Note 14.b. to the Notes to Financial Statements). We also set up a tax liability for the impact of the deductions taken for goodwill.

As of December 31, 2010, we had a U.S. net operating loss carryforward of approximately $27.8 million that is available to offset future taxable income under certain circumstances, expiring primarily from 2011 through 2026, and foreign net operating and capital loss carryforwards of approximately $89.9 million, which are available indefinitely to offset future taxable income under certain circumstances.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our periodic reports that we file with the SEC. These disclosure controls and procedures are intended to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objectives of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of December 31, 2010, our principal executive officer and principal financial officer were able to conclude that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management, including our principal executive and financial officers, is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management has evaluated the effectiveness of our internal controls as of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2010. In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework.

Based on management’s assessment and these criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers, Directors and Significant Employees

Executive Officers and Directors

Our executive officers and directors and their ages as of February 28, 2011 were as follows:

Name	Age	Position
Robert S. Ehrlich	72	Chairman of the Board and Chief Executive Officer
Steven Esses	47	President, Chief Operating Officer and Director
Dr. Jay M. Eastman	62	Director
Edward J. Borey	60	Director
Seymour Jones	79	Director
Elliot Sloyer	46	Director
Michael E. Marrus	47	Director
Arthur S. Leibowitz	57	Director
Thomas J. Paup	62	Vice President – Finance and Chief Financial Officer

Our by-laws provide for a board of directors of one or more directors. There are currently seven directors. Under the terms of our certificate of incorporation, the board of directors is composed of three classes of similar size, each elected in a different year, so that only one-third of the board of directors is elected in any single year. Dr. Eastman and Messrs. Esses and Marrus are designated Class I directors and have been elected for a term expiring in 2012 and until their successors are elected and qualified; Prof. Jones and Messrs. Ehrlich and Leibowitz are designated Class II directors elected for a term expiring in 2011 and until their successors are elected and qualified; and Messrs. Borey and Sloyer are designated Class III directors elected for a term that expires in 2013 and until their successors are elected and qualified. A majority of the Board is “independent” under relevant SEC and Nasdaq regulations.

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

Michael E. Marrus has been one of our directors since October 2007. Since 2009, Mr. Marrus has been a Managing Director of Merriman Curhan Ford, Inc., a financial services firm focused on growth companies. From 1998 to 2009, he was a Managing Director of C.E. Unterberg, Towbin & Co., an investment banking firm that was acquired by Collins Stewart plc. Prior to joining Unterberg, Towbin, Mr. Marrus was a Principal and founding member of Fieldstone Private Capital Group, an investment banking firm specializing in corporate, project and structured finance. Previously, he was employed at Bankers Trust Company, initially in the Private Equity and Merchant Banking Groups and subsequently in BT Securities, the securities affiliate of Bankers Trust. Mr. Marrus has an A.B. from Brown University and an M.B.A. from the Graduate School of Business, University of Chicago.

Mr. Marrus has been involved in mergers and acquisitions as an investment banker and has experience in company valuation in a wide range of industries, a critical skill set for us. We believe that Mr. Marrus’s background and experience make him appropriate to serve as one of our directors in light of our business and structure.

Arthur S. Leibowitz has been one of our directors since June 2009. Mr. Leibowitz is a lecturer at Adelphi University School of Business where he teaches courses in accounting to both graduate and undergraduate students. Before joining Adelphi University, Mr. Leibowitz was an audit and business assurance partner at PwC. During his twenty-seven years at PwC, Mr. Leibowitz served in a national leadership role for PwC’s retail industry group and was the portfolio audit partner for one of PwC’s leading private equity firms. Mr. Leibowitz is a certified public accountant in New York State and received a B.S. in accounting from Brooklyn College in New York.

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

Code of Ethics

We have adopted a Code of Ethics, as required by Nasdaq listing standards and the rules of the SEC, that applies to our principal executive officer, our principal financial officer and our principal accounting officer. The Code of Ethics is publicly available through a hyperlink located on the investor relations page of our website, at http://www.arotech.com/compro/investor.html. If we make substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, that applies to anyone subject to the Code of Ethics, we will disclose the nature of such amendment or waiver on the website or in a report on Form 8-K in accordance with applicable Nasdaq and SEC rules.

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

The following table shows the compensation earned or received by each of our non-officer directors for the year ended December 31, 2010:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards Granted 2010	Total	Stock Awards Vested(1) 2010
Dr. Jay M. Eastman	$34,000	$15,000	$49,000	$16,800	(2)
Edward J. Borey	$32,000	$15,000	$47,000	$16,800	(3)
Seymour Jones	$36,000	$15,000	$51,000	$16,800	(4)
Elliot Sloyer	$34,000	$15,000	$49,000	$17,513	(5)
Michael E. Marrus	$34,000	$15,000	$49,000	$17,513	(6)
Arthur S. Leibowitz	$30,000	$15,000	$45,000	$17,478	(7)

(1)	This column reflects the 2010 compensation expense for stock based awards for the year ended December 31, 2010.
(2)	As of December 31, 2010, Dr. Eastman held 23,373 restricted shares of our common stock.
(3)	As of December 31, 2010, Mr. Borey held 23,373 restricted shares of our common stock.
(4)	As of December 31, 2010, Prof. Jones held 23,373 restricted shares of our common stock.
(5)	As of December 31, 2010, Mr. Sloyer held 23,373 restricted shares of our common stock.
(6)	As of December 31, 2010, Mr. Marrus held 23,373 restricted shares of our common stock.
(7)	As of December 31, 2010, Mr. Leibowitz held 18,701 restricted shares of our common stock.

Significant Employees

Our significant employees as of February 28, 2011, and their ages as of December 31, 2010, are as follows:

Name	Age	Position
Dean Krutty	45	President, Training and Simulation Division
Jonathan Whartman	56	President, Armor Division
Ronen Badichi	45	President, Battery and Power Systems Division
Yaakov Har-Oz	53	Senior Vice President, General Counsel and Secretary
William Graham	51	Vice President of Government Affairs
Norman E. Johnson	58	Controller

Dean Krutty became President of the Simulation Division in January 2005, after having spent the prior thirteen years as a member of the FAAC management team. He began his career at FAAC as an electrical engineer in FAAC’s part task trainer division and most recently served as FAAC’s Director of Military Operations. He also has significant experience managing programs in the training and simulation industry. Mr. Krutty holds a B.S. in electrical engineering from the Michigan State University.

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

Norman E. Johnson has served as our Controller and as our chief accounting officer since August 2006. Prior to joining Arotech, Mr. Johnson was the Corporate Controller with Catuity Inc., a Nasdaq-listed provider of loyalty and gift card solutions. Prior to Catuity, he was with the McCoig Group, a Detroit based holding company, and from March 2000 to August 2004 he was the Corporate Controller of Learning Care Group Inc., a $250 million Nasdaq-listed provider of child care and educational services. Mr. Johnson holds a B.S. in Accounting from Central Michigan University in Mt. Pleasant, Michigan.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, certain of our officers and any persons holding more than ten percent of our common stock are required to report their ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to report any failure to file by these dates during 2010. We are not aware of any instances during 2010, not previously disclosed by us, where such “reporting persons” failed to file the required reports on or before the specified dates.

ITEM 11.   EXECUTIVE COMPENSATION

Cash and Other Compensation

Summary Compensation Table

The following table, which should be read in conjunction with the explanations provided below, shows the compensation that we paid (or accrued) to our executive officers during the fiscal years ended December 31, 2010 and 2009:

SUMMARY COMPENSATION TABLE(1)

					Stock	All Other
Name and Principal Position	Year	Salary		Bonus	Awards(2)	Compensation		Total
Robert S. Ehrlich	2010	$400,000		$265,000	$267,200	$196,641	(3)	$1,128,841
Chairman, Chief Executive Officer and a director	2009	$400,000		$200,000	$235,807	$135,057	(4)	$970,864

Thomas J. Paup	2010	$179,776		$89,900	$83,500	$(7,692	)(5)	$345,484
Vice President – Finance and Chief Financial Officer	2009	$169,600		$84,800	$81,233	$(615	)(5)	$335,018

Steven Esses	2010	$141,396	(6)	$176,000	$133,600	$304,976	(7)	$755,972
President, Chief Operating Officer and a director	2009	$141,396	(8)	$160,000	$232,532	$129,190	(9)	$663,118

(1)
We paid the amounts reported for each named executive officer in U.S. dollars and/or New Israeli Shekels (NIS). We have translated amounts paid in NIS into U.S. dollars at the exchange rate of NIS into U.S. dollars at the time of payment or accrual, except that certain items are pursuant to corporate policy paid at a set exchange rate that may be higher than the actual exchange rate on the date of payment. The difference, which was a positive number in 2009 and 2010, has been reported under “All Other Compensation.”

(2)
Reflects the value of restricted stock awards granted to our executive officers based on the compensation cost of their stock-based awards - See Note 2.o. of the Notes to Consolidated Financial Statements. The number of shares of restricted stock or restricted stock units received by our executive officers pursuant to such awards in 2010, vesting in equal amounts over two years (two-thirds dependent on performance criteria and one-third dependent only on tenure), was as follows: Mr. Ehrlich, 160,000; Mr. Paup, 50,000; Mr. Esses, 80,000. The first tranche of these shares vested in December 2010, and the second tranche will vest in December 2011. The number of shares of restricted stock or restricted stock units received by our executive officers pursuant to such awards in 2009, vesting one-half after six months and one-half after one year (dependent only on tenure), was as follows: Mr. Ehrlich, 80,000; Mr. Paup, 42,917; Mr. Esses, 140,000. The first tranche of these shares vested in December 2009, and the second tranche vested in June 2010.

(3)
Of this amount, $64,295 represents payments to Israeli pension and education funds; $(126,181) represents the change in our accrual for severance pay that will be payable to Mr. Ehrlich upon his leaving our employ other than if he is terminated for cause, such as a breach of trust; $82,337 represents the effect of exchange rate differences on salary payments; $87,698 represents vacation pay redemption; $49,841 represents tax reimbursements and $38,651 represents other normal or mandated Israeli benefits.

(4)
Of this amount, $65,808 represents payments to Israeli pension and education funds; $(117,667) represents the change in our accrual for severance pay that will be payable to Mr. Ehrlich upon his leaving our employ other than if he is terminated for cause, such as a breach of trust; $59,149 represents the effect of exchange rate differences on salary payments; $54,215 represents sick pay redemption; $41,826 represents tax reimbursements and $31,726 represents other normal or mandated Israeli benefits.

(5)	Represents the increase (decrease) in our accrual for Mr. Paup for accrued but unused vacation days.
(6)
Does not include $185,856 that we paid in consulting fees to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

(7)
Of this amount, $30,064 represents payments to Israeli pension and education funds; $118,968 represents the change in our accrual for severance pay that will be payable to Mr. Esses upon his leaving our employ other than if he is terminated for cause, such as a breach of trust; $35,281 represents the effect of exchange rate differences on salary payments; $30,004 represents amounts paid to Mr. Esses in lieu of payments due  Sampen Corporation, $23,486 represents sick pay redemption; $3,914 represents vacation pay redemption; $31,269 represents tax reimbursements; and $31,990 represents other normal or mandated Israeli benefits.

(8)
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

Executive Loans

In 2000 and 2002, we extended certain loans to certain of our Named Executive Officers. These loans are summarized in the following table, and are further described under “Item 13. Certain Relationships and Related Transactions – Officer Loans,” below.

Name of Borrower	Date of Loan	Original Principal Amount of Loan	Amount Outstanding as of 12/31/10	Terms of Loan
Robert S. Ehrlich	02/09/2000	$329,163	$452,995	Twenty-five-year non-recourse loan to purchase our stock, secured by the shares of stock purchased.
Robert S. Ehrlich	06/10/2002	$36,500	$46,593	Twenty-five-year non-recourse loan to purchase our stock, secured by the shares of stock purchased.

Plan-Based Awards

Grants of Stock Options

We did not grant any stock options to our executive officers during 2010.

Grants of Restricted Stock or Restricted Stock Units

During 2010, the Compensation Committee approved the grant of a total of 290,000 shares of restricted stock or restricted stock units to our executive officers. The table below sets forth each equity award granted to our executive officers during the year ended December 31, 2010.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All Other Stock Awards: Number of Shares of Stocks (1)	Grant Date Fair Value of Stock and Option Awards (2)
Robert S. Ehrlich	06/24/2010	160,000	$267,200
Steven Esses	06/24/2010	80,000	$133,600
Thomas J. Paup	06/24/2010	50,000	$83,500

(1)
The restricted shares or restricted stock units vest in equal amounts over two years, in December 2010 and December 2011, with two-thirds dependent on performance criteria and one-third dependent only on tenure.

(2)
Reflects the aggregate market value of the shares of restricted stock or restricted stock units determined based on a per share price of $1.67, the closing price of our common stock on the Nasdaq Global Market on the date of grant.

Stock Option Exercises and Vesting of Restricted Stock Awards

Our executive officers did not exercise any stock options during 2010. The following table presents awards of restricted stock or restricted stock units that vested during the year ended December 31, 2010.

STOCK VESTED

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Robert S. Ehrlich	120,000	$200,400
Steven Esses	135,000	$225,450
Thomas J. Paup	57,291	$95,676

(1)
Reflects the aggregate market value of the shares of restricted stock or restricted stock units determined based on a per share price of $1.67, the closing price of our common stock on the Nasdaq Global Market on December 31, 2010, which was the last trading day of 2010.

Outstanding Equity Awards at Fiscal Year-End

The table below sets forth information for our executive officers with respect to option, restricted stock and restricted stock unit values at the end of the fiscal year ended December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Option Awards				Stock Awards

	Number of Securities						Equity Incentive
	Underlying						Plan Awards
	Unexercised Options(1)						Number of	Market Value
	(#)				Number of	Market Value	Unearned	of Unearned
			Option		Shares that	of Shares that	Shares that	Shares that
			Exercise	Option	Have Not	Have Not	Have Not	Have Not
			Price	Expiration	Vested	Vested(2)	Vested	Vested(2)
	Exercisable	Unexercisable	($)	Date	(#)	($)	(#)	($)

Robert S. Ehrlich	5,178	0	$5.46	12/31/11	26,667	$44,534	53,333	$89,066
	4,687	0	$5.46	04/01/12
	1,116	0	$5.46	07/01/12
	4,687	0	$5.46	10/01/12
	6,294	0	$5.46	01/01/13
Steven Esses	714	0	$8.54	12/31/12	13,333	$22,266	26,667	$44,534
	1,785	0	$11.62	07/22/12
Thomas J. Paup	–	–	–	–	8,334	$13,918	16,666	$27,832
(1)	All options in the table are vested.
(2)
Reflects the aggregate market value of the shares of restricted stock or restricted stock units determined based on a per share price of $1.67, the closing price of our common stock on the Nasdaq Global Market on December 31, 2010, which was the last trading day of 2010.

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

The employment agreement provides that we will pay an annual bonus, on a sliding scale, in an amount equal to 35% of Mr. Ehrlich’s annual base salary then in effect if the results we actually attain for the year in question are 90% or more of the amount we budgeted at the beginning of the year, up to a maximum of 75% of his annual base salary then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year. For 2009 and 2010, the Compensation Committee choose financial targets for determining eligibility for the above-referenced cash incentive bonus that are determined 50% on the achievement of set budgetary forecast targets for revenue growth and 50% on the achievement of set budgetary forecast targets for adjusted EBITDA, a non-GAAP measurement. The Board’s adjusted budget for 2010 called for EBITDA of $2,261,000 with a net loss of $2,976,000. Actual results were EBITDA of $2,865,000 with a net loss of $1,087,000. New bonus targets will be chosen for 2011 based upon future budgetary forecasts.

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

A table describing the payments that would have been due to Mr. Ehrlich under his employment agreement had Mr. Ehrlich’s employment with us been terminated at the end of 2010 under various circumstances appears under “Potential Payments and Benefits upon Termination of Employment – Robert S. Ehrlich,” below.

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

Steven Esses

Mr. Esses is party to an employment agreement with EFL and guaranteed by us executed in April 2008, effective as of January 1, 2008. The term of this employment agreement as extended expires on December 31, 2012.

The employment agreement provides for a base salary of NIS 53,023.50 per month (approximately $13,787 at the rate of exchange in effect on January 1, 2008), with an automatic annual 6% increase to adjust for inflation. Mr. Esses waived his inflation adjustment for 2008, 2009 and 2010. Additionally, the board may at its discretion raise Mr. Esses’s base salary. The agreement also provides for a stock retention bonus of 200,000 shares of restricted stock, vesting (i) 25,000 shares on December 31, 2008, 25,000 shares on December 31, 2009, and 75,000 shares on December 31, 2010, with each such vesting being contingent solely on Mr. Esses being employed by us on the scheduled vesting date, and (ii) 25,000 shares on December 31, 2008, 25,000 shares on December 31, 2009, and 25,000 shares on December 31, 2010, with each such vesting being contingent on Mr. Esses being employed by us on the scheduled vesting date and on performance criteria to be established by the Compensation Committee of our Board of Directors. We did not achieve the share vesting targets set by the Compensation Committee for 2008, 2009 or 2010, and accordingly the 25,000 performance shares for each of 2008, 2009 and 2010 were not vested. The agreement further provides for a cash retention bonus of NIS 900,000 (approximately $234,000 at the rate of exchange in effect on January 1, 2008).

The employment agreement provides that if the results we actually attain in a given year are at least 90% of the amount we budgeted at the beginning of the year, we will pay a bonus, on a sliding scale, in an amount equal to a minimum of 20% of Mr. Esses’s annual base salary then in effect, up to a maximum of 75% of his annual base salary then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year. For 2009 and 2010, the Compensation Committee choose financial targets for determining eligibility for the above-referenced cash incentive bonus that are determined 50% on the achievement of set budgetary forecast targets for revenue growth and 50% on the achievement of set budgetary forecast targets for adjusted EBITDA, a non-GAAP measurement. The Board’s adjusted budget for 2010 called for EBITDA of $2,261,000 with a net loss of $2,976,000. Actual results were EBITDA of $2,865,000 with a net loss of $1,087,000. New bonus targets will be chosen for 2011 based upon future budgetary forecasts.

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

A table describing the payments that would have been due to Mr. Esses under his employment agreement had Mr. Esses’s employment with us been terminated at the end of 2010 under various circumstances appears under “Potential Payments and Benefits upon Termination of Employment – Steven Esses,” below.

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

See also “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

Thomas J. Paup

Mr. Paup is party to an amended and restated employment agreement with us executed in April 2008, effective as of January 1, 2008, having a term running until December 31, 2011. Under the terms of his employment agreement, Mr. Paup is entitled to receive a base salary of $160,000 per annum, with increases of 6% per year thereafter to take account of inflation, and will be eligible for a bonus with a target equal to between 20% and 50% of the base salary. The actual bonus payout shall be determined based upon the Company’s achievement level against financial and performance objectives determined by the Compensation Committee of our Board of Directors. For 2009 and 2010, the Compensation Committee choose financial targets for determining eligibility for the above-referenced cash incentive bonus that are determined 50% on the achievement of set budgetary forecast targets for revenue growth and 50% on the achievement of set budgetary forecast targets for adjusted EBITDA, a non-GAAP measurement. The Board’s adjusted budget for 2010 called for EBITDA of $2,261,000 with a net loss of $2,976,000. Actual results were EBITDA of $2,865,000 with a net loss of $1,087,000. New bonus targets will be chosen for 2011 based upon future budgetary forecasts.

The agreement also provides for a stock retention bonus of 65,000 shares of restricted stock, vesting (i) 10,834 shares on December 31, 2008, 10,833 shares on December 31, 2009, and 10,833 shares on December 31, 2010, with each such vesting being contingent solely on Mr. Paup being employed by us on the scheduled vesting date, and (ii) 10,834 shares on December 31, 2008, 10,833 shares on December 31, 2009, and 10,833 shares on December 31, 2010, with each such vesting being contingent on Mr. Paup being employed by us on the scheduled vesting date and on performance criteria to be established by the Compensation Committee of our Board of Directors. We did not achieve the share vesting targets set by the Compensation Committee for 2008, 2009 or 2010, and accordingly the 10,834 performance shares for each of 2008, 2009 and 2010 were not vested.

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

A table describing the payments that would have been due to Mr. Paup under his employment agreement had Mr. Paup’s employment with us been terminated at the end of 2010 under various circumstances appears under “Potential Payments and Benefits upon Termination of Employment – Thomas J. Paup,” below.

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

A number of the individual employment agreements, but not all, contain non-competition provisions which restrict the employee’s rights to compete against us or work for an enterprise which competes against us. Such provisions generally remain in force for a period of two years after the employee has left our service.

Under the laws of Israel, an employee of ours who has been dismissed from service, died in service, retired from service upon attaining retirement age, or left due to poor health, maternity or certain other reasons, is entitled to severance pay at the rate of one month’s salary for each year of service, pro rata for partial years of service. We currently fund this obligation by making monthly payments to approved private provident funds and by its accrual for severance pay in the consolidated financial statements. See Note 2.q. of the Notes to the Consolidated Financial Statements.

Potential Payments and Benefits upon Termination of Employment

This section sets forth in tabular form quantitative disclosure regarding estimated payments and other benefits that would have been received by certain of our executive officers if their employment had terminated on December 31, 2010 (the last business day of the fiscal year).

For a narrative description of the severance and change in control arrangements in the employment contracts of Messrs. Ehrlich, Esses and Paup, see “– Employment Contracts,” above. Each of Messrs. Ehrlich and Esses will be eligible to receive severance payments in excess of accrued but unpaid items only if he signs a general release of claims.

Robert S. Ehrlich

The following table describes the potential payments and benefits upon employment termination for Robert S. Ehrlich, our Chairman and Chief Executive Officer, pursuant to applicable law and the terms of his employment agreement with us, as if his employment had terminated on December 31, 2010 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

ROBERT S. EHRLICH
Payments and Benefits	Death or Disability(1)	Cause(2)	Good Reason(3)	Change of Control(4)	Termination at Will(5)	Other Employee Termination(6)
Accrued but unpaid:
Base salary	$33,333	$33,333	$33,333	$33,333	$33,333	$33,333
Vacation	49,920	49,920	49,920	49,920	49,920	49,920
Recuperation pay(7)	412	412	412	412	412	412
Benefits:
Manager’s insurance(8)	5,277	5,277	5,277	5,277	5,277	5,277
Continuing education fund(9)	2,500	2,500	2,500	2,500	2,500	2,500
Tax gross-up on automobile	1,994	–	1,994	1,994	1,994	–
Contractual severance	1,625,400	–	1,625,400	1,625,400	1,625,400	–
Statutory severance(10)	881,815	–	881,815	881,815	881,815	–
Accelerated vesting of restricted stock	44,534	–	44,534	44,534	–	–
TOTAL:	$2,645,185	$91,442	$2,645,185	$2,645,185	$2,600,651	$91,442

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

(6)	“Other Employee Termination” means a termination by Mr. Ehrlich of his employment without giving us the advance notice of 120 days needed to make such a termination qualify as a “Termination at Will.”
(7)	Pursuant to Israeli law and our customary practice, we pay Mr. Ehrlich in July of each year the equivalent of ten days’ “recuperation pay” at the statutory rate of NIS 351 (approximately $99) per day.
(8)
Payments to managers’ insurance, a benefit customarily given to senior executives in Israel, come to a total of 15.83% of base salary, consisting of 8.33% for payments to a fund to secure payment of statutory severance obligations, 5% for pension and 2.5% for disability. The managers’ insurance funds reflected in the table do not include the 8.33% payments to a fund to secure payment of statutory severance obligations with respect to amounts paid prior to December 31, 2010, which funds are reflected in the table under the “Statutory severance” heading.

(9)
Pursuant to Israeli law, we must contribute an amount equal to 7.5% of Mr. Ehrlich’s base salary to a continuing education fund, up to the permissible tax-exempt salary ceiling according to the income tax regulations in effect from time to time. At December 31, 2010, the ceiling then in effect was NIS 15,712 (approximately $4,427). In Mr. Ehrlich’s case, we have customarily contributed to his continuing education fund in excess of the tax-exempt ceiling, and then reimbursed Mr. Ehrlich for the tax. The sums in the table reflect this additional contribution and the resultant tax reimbursement.

(10)	Under Israeli law, employees terminated other than for cause receive severance in the amount of one month’s base salary for each year of work, at their salary rate at the date of termination.

Steven Esses

The following table describes the potential payments and benefits upon employment termination for Steven Esses, our President and Chief Operating Officer, pursuant to applicable law and the terms of his employment agreement with us, as if his employment had terminated on December 31, 2010 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

See also “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

STEVEN ESSES
Payments and Benefits	Non- Renewal(1)	Death or Disability(2)	Cause(3)	Good Reason(4)	Change of Control(5)	Change of Location(6)	Retirement(7)	Early Retirement(8)	Other Employee Termination(9)
Accrued but unpaid(10):
Base salary	$14,283	$14,283	$14,283	$14,283	$14,283	$14,283	$14,283	$14,283	$14,283
Vacation	70,091	70,091	70,091	70,091	70,091	70,091	70,091	70,091	70,091
Sick leave(11)	17,455	17,455	17,455	17,455	17,455	17,455	17,455	17,455	17,455
Recuperation pay(12)	288	288	288	288	288	288	288	288	288
Benefits:
Manager’s insurance(13)	2,262	2,262	2,262	2,262	2,262	2,262	2,262	2,262	2,262
Continuing education fund(14)	1,071	1,071	1,071	1,071	1,071	1,071	1,071	1,071	1,071
Tax gross-up on automobile	–	–	–	–	–	–	–	–	–
Contractual severance	480,036	480,036	–	480,036	480,036	480,036	480,036	480,036	–
Statutory severance(15)	128,586	128,586	–	128,586	128,586	128,586	128,586	128,586	–
Benefits			–	75,000	150,000	150,000	150,000	150,000	–
TOTAL:	$714,072	$714,072	$105,450	$789,072	$864,072	$864,072	$864,072	$864,072	$105,450

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

(10)
Does not include a total of $32,256 in accrued but unpaid consulting fees due at December 31, 2010 to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

(11)	Limited to an aggregate of 30 days.
(12)	Pursuant to Israeli law and our customary practice, we pay Mr. Esses in July of each year the equivalent of six days’ “recuperation pay” at the statutory rate of NIS 351 (approximately $99) per day.
(13)
Payments to managers’ insurance, a benefit customarily given to senior executives in Israel, come to a total of 15.83% of base salary, consisting of 8.33% for payments to a fund to secure payment of statutory severance obligations, 5% for pension and 2.5% for disability. The managers’ insurance funds reflected in the table do not include the 8.33% payments to a fund to secure payment of statutory severance obligations with respect to amounts paid prior to December 31, 2010, which funds are reflected in the table under the “Statutory severance” heading.

(14)
Pursuant to Israeli law, we must contribute an amount equal to 7.5% of Mr. Esses’s base salary to a continuing education fund, up to the permissible tax-exempt salary ceiling according to the income tax regulations in effect from time to time. At December 31, 2010, the ceiling then in effect was NIS 15,712 (approximately $4,427). In Mr. Esses’s case, we have customarily contributed to his continuing education fund in excess of the tax-exempt ceiling, and then reimbursed Mr. Esses for the tax. The sums in the table reflect this additional contribution and the resultant tax reimbursement.

(15)	Under Israeli law, employees terminated other than for cause receive severance in the amount of one month’s base salary for each year of work, at their salary rate at the date of termination.

Thomas J. Paup

The following table describes the potential payments and benefits upon employment termination for Thomas J. Paup, our Vice President – Finance and Chief Financial Officer, pursuant to applicable law and the terms of his employment agreement with us, as if his employment had terminated on December 31, 2010 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

THOMAS J. PAUP
Payments and Benefits	Death or Disability(1)	Cause(2)	Change of Control(3)	Non-Renewal(4)
Accrued but unpaid:
Base salary	$7,491	$7,491	$7,491	$7,491
Vacation	3,385	3,385	3,385	3,385
Contractual severance	–	–	179,776	89,888
TOTAL:	$10,876	$10,876	$190,652	$100,764

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the security ownership, as of February 28, 2011, of those persons owning of record or known by us to own beneficially more than 5% of our common stock and of each of our Named Executive Officers and directors, and the shares of common stock held by all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)(3)		Percentage of Total Shares Outstanding(3)
Robert S. Ehrlich	1,081,827	(4)	7.3%
Steven Esses	746,590	(5)	5.0%
Thomas J. Paup	161,292	(6)	*
Dr. Jay M. Eastman	38,382	(7)	*
Edward J. Borey	39,524	(8)	*
Prof. Seymour Jones	38,382	(9)	*
Elliot Sloyer	71,672	(10)	*
Michael E. Marrus	41,672	(11)	*
Arthur S. Leibowitz	23,691	(12)	*
All of our directors and executive officers as a group (9 persons)	2,243,032	(13)	15.1%

*	Less than one percent.
(1)	The address of each named beneficial owner is in care of Arotech Corporation, 1229 Oak Valley Drive, Ann Arbor, Michigan 48108.
(2)
Unless otherwise indicated in these footnotes, each of the persons or entities named in the table has sole voting and sole investment power with respect to all shares shown as beneficially owned by that person, subject to applicable community property laws.

(3)
Based on 14,838,554 shares of common stock outstanding as of February 28, 2011. For purposes of determining beneficial ownership of our common stock, owners of options exercisable within sixty days are considered to be the beneficial owners of the shares of common stock for which such securities are exercisable. The percentage ownership of the outstanding common stock reported herein is based on the assumption (expressly required by the applicable rules of the Securities and Exchange Commission) that only the person whose ownership is being reported has exercised his options for shares of common stock.

(4)
Consists of 636,000 shares held directly by Mr. Ehrlich, 80,000 shares of unvested restricted stock (the vesting of 53,333 of which is subject to future performance criteria), 328,767 shares held as part of a trust securing the payment of Mr. Ehrlich’s severance package pursuant to the terms of our employment agreement with him, 3,571 shares held by Mr. Ehrlich’s wife (in which shares Mr. Ehrlich disclaims beneficial ownership), 11,527 shares held in Mr. Ehrlich’s pension plan, and 21,962 shares issuable upon exercise of options exercisable within 60 days of February 28, 2011.

(5)
Consists of 430,118 shares held directly by Mr. Esses, 50,000 shares of unvested restricted stock (the vesting of 26,667 of which is subject to future performance criteria), 273,973 shares held as part of a trust securing the payment of Mr. Esses’s severance package pursuant to the terms of our employment agreement with him, and 2,499 shares issuable upon exercise of options exercisable within 60 days of February 28, 2011.

(6)	Consists of 154,036 shares held directly by Mr. Paup and 25,000 unvested restricted stock units (the vesting of 16,666 of which is subject to future performance criteria).
(7)	Consists of 15,009 shares owned directly by Dr. Eastman and 23,373 shares of unvested restricted stock.
(8)	Consists of 16,151 shares owned directly by Mr. Borey and 23,373 shares of unvested restricted stock.
(9)	Consists of 15,009 shares owned directly by Prof. Jones and 23,373 shares of unvested restricted stock.
(10)	Consists of 48,299 shares owned directly by Mr. Sloyer and 23,373 shares of unvested restricted stock.
(11)	Consists of 18,299 shares owned directly by Mr. Marrus and 23,373 shares of unvested restricted stock.
(12)	Consists of 4,990 shares owned directly by Mr. Leibowitz and 18,701 shares of unvested restricted stock.
(13)
Includes 24,461 shares issuable upon exercise of options exercisable within 60 days of February 28, 2011, 255,566 shares of unvested restricted stock (the vesting of 80,000 of which is subject to future performance criteria), 602,740 shares of restricted stock held as part of trusts securing payment of severance, and 25,000 unvested restricted stock units (the vesting of 16,666 of which is subject to future performance criteria).

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2010, with respect to our 2004, 2007 and 2009 equity compensation plans, as well as any other stock options and warrants previously issued by us (including individual compensation arrangements) as compensation for goods and services:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	744,750	$3.27	4,718,839
(1)
For a description of the material features of grants of options and warrants other than options granted under our employee stock option plans, see Note 13.b. of the Notes to the Consolidated Financial Statements.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Officer Loans

On February 9, 2000, Mr. Ehrlich exercised 9,404 stock options. Mr. Ehrlich paid the exercise price of the stock options and certain taxes that we paid on his behalf by giving us a non-recourse promissory note due in 2025 in the amount of $329,163, bearing annual interest at 1% over the then-current federal funds rate announced from time to time by the Wall Street Journal, secured by the shares of our common stock acquired through the exercise of the options and certain compensation due to Mr. Ehrlich upon termination. As of December 31, 2010, the aggregate amount outstanding pursuant to this promissory note was $452,995.

On June 10, 2002, Mr. Ehrlich exercised 3,571 stock options. Mr. Ehrlich paid the exercise price of the stock options by giving us a non-recourse promissory note due in 2012 in the amount of $36,500, bearing simple annual interest at a rate equal to the lesser of (i) 5.75%, and (ii) 1% over the then-current federal funds rate announced from time to time, secured by the shares of our common stock acquired through the exercise of the options. As of December 31, 2010, the aggregate amount outstanding pursuant to this promissory note was $46,593.

Consulting Agreement with Sampen Corporation

We have a consulting agreement with Sampen Corporation that we executed in March 2005, effective as of January 1, 2005. Sampen is a New York corporation owned by members of Steven Esses’s immediate family, and Mr. Esses is an employee of both the Company and of Sampen. The term of this consulting agreement as extended expires on December 31, 2012, and is extended automatically for additional terms of two years each unless either Sampen or we terminate the agreement sooner.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee’s charter, all audit and audit-related work and all non-audit work performed by our independent accountants, BDO USA, LLP (“BDO”), is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered.

➢
Audit Fees. Audit fees billed or expected to be billed to us by BDO for the audit of the financial statements included in our Annual Report on Form 10-K, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for the years ended December 31, 2010 and 2009 totaled approximately $330,000 and $315,000, respectively.

➢
Audit-Related Fees. BDO billed us $11,000 and $10,000 for the fiscal years ended December 31, 2010 and 2009, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

➢
Tax Fees. BDO billed or expected to bill us an aggregate of $43,000 and $25,000 for the fiscal years ended December 31, 2010 and 2009, respectively, for tax services, principally advice regarding the preparation of income tax returns.

➢	All Other Fees. BDO did not provide additional services other than the services reported above.

Applicable law and regulations provide an exemption that permits certain services to be provided by our outside auditors even if they are not pre-approved. We have not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this report:

(1)	Financial Statements – See Index to Financial Statements on page 30 above and the financial pages following page 30 below.
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

(3)
Exhibits – The following Exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

	Exhibit No.	Description
(1)	3.1	Amended and Restated Certificate of Incorporation
(3)	3.1.1	Amendment to our Amended and Restated Certificate of Incorporation
(6)	3.1.2	Amendment to our Amended and Restated Certificate of Incorporation
(7)	3.1.3	Amendment to our Amended and Restated Certificate of Incorporation
(12)	3.1.4	Amendment to our Amended and Restated Certificate of Incorporation
(19)	3.1.5	Amendment to our Amended and Restated Certificate of Incorporation
(2)	3.2	Amended and Restated By-Laws
(7)	4.1	Specimen Certificate for shares of common stock, $.01 par value
(10)	10.1	Promissory Note dated December 3, 1999, from Robert S. Ehrlich to us
(10)	10.2	Promissory Note dated February 9, 2000, from Robert S. Ehrlich to us
(10)	10.3	Promissory Note dated January 12, 2001, from Robert S. Ehrlich to us
(4)	10.4	Agreement of Lease dated December 6, 2000 between Janet Nissim et al. and M.D.T. Protection (2000) Ltd. [English summary of Hebrew original]
(4)	10.5	Agreement of Lease dated August 22, 2001 between Aviod Building and Earthworks Company Ltd. et al. and M.D.T. Protective Industries Ltd. [English summary of Hebrew original]
(5)	10.6	Promissory Note dated July 1, 2002 from Robert S. Ehrlich to us
(5)	10.7	Lease dated April 8, 1997, between AMR Holdings, L.L.C. and FAAC Incorporated
† (7)	10.8	Consulting Agreement, effective as of January 1, 2005, between us and Sampen Corporation
† (13)	10.9	Fourth Amended and Restated Employment Agreement, dated April 16, 2007, between us, EFL and Robert S. Ehrlich
(17)	10.9.1	Amendment letter dated April 9, 2009 between us, EFL and Robert S. Ehrlich
(18)	10.9.2	Amendment letter dated April 19, 2009 between us, EFL and Robert S. Ehrlich

	Exhibit No.	Description
† (15)	10.10	Amended and Restated Employment Agreement, dated April 14, 2008 and effective as of January 1, 2008, between EFL and Steven Esses
(17)	10.10.1	Amendment letter dated April 9, 2009 between us, EFL and Steven Esses
(18)	10.10.2	Amendment letter dated April 19, 2009 between us, EFL and Steven Esses
(11)	10.11	Conversion Agreement dated April 7, 2006 between us and the Investors named therein
† (15)	10.12	Amended and Restated Employment Agreement between the Company and Thomas J. Paup dated April 14, 2008 and effective as of January 1, 2008
(17)	10.12.1	Amendment letter dated April 9, 2009 between us, EFL and Thomas J. Paup
(10)	10.13	Lease dated February 10, 2006 between Arbor Development Company LLC and FAAC Incorporated
(14)	10.14	Loan Agreement between FAAC Incorporated and Keybank National Association dated December 27, 2007
(14)	10.15	Security Agreement between us and Keybank National Association dated December 27, 2007
(14)	10.16	Guaranty from us to Keybank National Association dated December 27, 2007
* (15)	10.17	Agreement with Yossi Bar in respect of our purchase of the minority interest of M.D.T. Protective Industries Ltd. and MDT Armor Corporation dated January 15, 2008
(15)	10.18	Stock Purchase Agreement among FAAC Incorporated, Realtime Technologies Ltd. and Richard Romano dated February 4, 2008
(16)	10.19	Securities Purchase Agreement dated August 14, 2008 between us and the Investors named therein
(16)	10.20	Form of Senior Subordinated Note due August 15, 2011
(16)	10.21	Form of Warrant dated August 14, 2008
(16)	10.22	Convertible Note of DEI Services Corporation due December 31, 2009
(16)	10.23	Limited Guaranty, Pledge and Voting Agreement from the stockholders of DEI Services Corporation dated August 14, 2008
(9)	21.1	List of Subsidiaries of the Registrant
**	23.1	Consent of BDO USA, LLP
**	31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**	31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	English translation or summary from original Hebrew
**	Filed herewith
†	Includes management contracts and compensation plans and arrangements
(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-73256), which became effective on February 23, 1994
(2)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-97944), which became effective on February 5, 1996
(3)	Incorporated by reference to our Current Report on Form 8-K filed January 6, 2003
(4)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002
(5)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003
(6)	Incorporated by reference to our Current Report on Form 8-K filed July 15, 2004
(7)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
(9)	Incorporated by reference to our Current Report on Form 8-K filed January 5, 2006
(10)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005
(11)	Incorporated by reference to our Current Report on Form 8-K filed April 7, 2006
(12)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(13)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2006
(14)	Incorporated by reference to our Current Report on Form 8-K filed January 3, 2008
(15)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007
(16)	Incorporated by reference to our Current Report on Form 8-K filed August 15, 2008
(17)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2008
(18)	Incorporated by reference to our Current Report on Form 8-K filed April 20, 2009
(19)	Incorporated by reference to our Current Report on Form 8-K filed June 9, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AROTECH CORPORATION

Date: March 30, 2011	By:	/s/ Robert S. Ehrlich
Robert S. Ehrlich
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Ehrlich	Chairman Chief Executive Officer and Director	March 30, 2011
Robert S. Ehrlich	(Principal Executive Officer)

/s/ Thomas J. Paup	Vice President – Finance	March 30, 2011
Thomas J. Paup	(Principal Financial Officer)

/s/ Norman E. Johnson	Controller	March 30, 2011
Norman E. Johnson	(Principal Accounting Officer)

/s/ Steven Esses	President, Chief Operating Officer	March 30, 2011
Steven Esses	and Director

/s/ Jay M. Eastman	Director	March 30, 2011
Dr. Jay M. Eastman

/s/ Edward J. Borey	Director	March 30, 2011
Edward J. Borey

	Director	March __, 2011
Seymour Jones

/s/ Elliot Sloyer	Director	March 30, 2011
Elliot Sloyer

/s/ Michael E. Marrus	Director	March 30, 2011
Michael E. Marrus

/s/ Arthur S. Leibowitz	Director	March 30, 2011
Arthur S. Leibowitz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arotech Corporation:

Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of Arotech Corporation (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arotech Corporation and subsidiaries at December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Grand Rapids, Michigan

March 30, 2011

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In U.S. dollars

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,335,307	$1,901,525
Available for sale securities	399,449	–
Restricted collateral deposits	1,842,143	1,997,165
Trade receivables (net of allowance for doubtful accounts in the amount of $47,000 as of December 31, 2010 and 2009)	13,812,906	14,010,974
Unbilled receivables	3,280,821	4,142,107
Other accounts receivable and prepaid expenses	852,935	2,825,202
Inventories	9,654,009	12,335,037
Total current assets	36,177,570	37,212,010
LONG TERM ASSETS:
Deferred tax assets	652,292	41,405
Severance pay fund	4,126,835	3,447,884
Other long term receivables	374,499	395,456
Property and equipment, net	4,639,511	4,624,833
Investment in affiliated company	7,018	67,018
Other intangible assets, net	4,878,754	6,025,600
Goodwill	32,780,460	32,303,673
Total long term assets	47,459,369	46,905,869
Total assets	$83,636,939	$84,117,879

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In U.S. dollars

	December 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$4,382,160	$5,149,243
Other accounts payable and accrued expenses	6,527,347	6,239,436
Current portion of capitalized leases	39,181	45,911
Current portion of long term debt	1,417,543	1,902,097
Short term bank credit	2,488,206	4,074,890
Deferred revenues	5,926,460	4,434,093
Total current liabilities	20,780,897	21,845,670
LONG TERM LIABILITIES
Accrued severance pay	5,843,305	4,985,011
Long term portion of capitalized leases	11,549	52,021
Long term debt	1,023,008	2,270,152
Deferred tax liability	3,315,000	2,990,000
Other long term liabilities	178,811	555,220
Total long-term liabilities	10,371,673	10,852,404
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each;
Authorized: 50,000,000 shares as of December 31, 2010 and 2009; Issued and outstanding: 14,842,283 shares and 14,405,948 shares as of December 31, 2010 and 2009, respectively	148,423	144,060
Preferred shares – $0.01 par value each ;
Authorized: 1,000,000 shares as of December 31, 2010 and 2009; No shares issued and outstanding as of December 31, 2010 and 2009	–	–
Additional paid-in capital	221,856,095	220,481,911
Accumulated deficit	(170,705,241)	(169,788,022)
Notes receivable from stockholders	(954,647)	(954,647)
Accumulated other comprehensive income	2,139,739	1,536,503
Total stockholders’ equity	52,484,369	51,419,805
Total liabilities and stockholders’ equity	$83,636,939	$84,117,879

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

In U.S. dollars

	December 31,
	2010	2009
Revenues	$73,741,478	$74,534,451

Cost of revenues, exclusive of amortization of intangibles	53,103,826	54,414,921
Research and development expenses	2,528,967	1,326,755
Selling and marketing expenses	5,897,368	4,868,498
General and administrative expenses	11,261,214	12,298,595
Amortization of intangible assets and capitalized software	1,723,871	1,458,802
Total operating costs and expenses	74,515,246	74,367,571

Operating profit (loss)	(773,768)	166,880

Other income	148,384	85,662
Allowance for settlements, net	(303,068)	(1,250,000)
Financial expense, net	(107,267)	(1,251,385)
Total other expense	(261,951)	(2,415,723)
Loss before income tax expenses	(1,035,719)	(2,248,843)

Income tax expense (benefit)	(118,500)	804,966
Net loss	$(917,219)	$(3,053,809)

Basic and diluted net loss per share	$(0.07)	$(0.24)

Weighted average number of shares used in computing basic and diluted net loss per share	13,304,039	12,777,867

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In U.S. dollars

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Notes receivable from stockholders	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)	Total stockholders’ equity
Balance as of December 31, 2008	13,637,639	$136,377	$220,124,075	$(167,205,514)	$(1,357,788)	$1,526,199	$–	$53,223,349
ASC 815-40 cumulative adjustment	–	–	(412,300)	471,301	–	–	–	59,001
Balance as of January 1, 2009	13,637,639	136,377	219,711,775	(166,734,213)	(1,357,788)	1,526,199	–	53,282,350
Treasury stock purchase	(447,358)	(4,474)	(559,082)	–	–	–	–	(563,556)
Conversion of convertible notes	220,017	2,200	453,044	–	–	–	–	455,244
Stock based compensation	–	–	849,272	–	–	–	–	849,272
Restricted stock issued	412,622	4,126	(4,126)	–	–	–	–	–
Forfeitures of prior stock awards	(19,712)	(197)	197	–	–	–	–	–
Issuance of stock in lieu of funding severance	602,740	6,028	433,972	–	–	–	–	440,000
Write-down of shareholder loans	–	–	(403,141)	–	403,141	–	–	–
Other comprehensive income – foreign currency translation adjustment	–	–	–	–	–	10,304	10,304	10,304
Net loss	–	–	–	(3,053,809)	–	–	(3,053,809)	(3,053,809)
Total comprehensive loss	$(3,043,505)						(3,043,505)
Balance as of December 31, 2009	14,405,948	$144,060	$220,481,911	$(169,788,022)	$(954,647)	$1,536,503		$51,419,805

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In U.S. dollars

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Notes receivable from stockholders	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)	Total stockholders’ equity
Balance as of January 1, 2010	14,405,948	$144,060	$220,481,911	$(169,788,022)	$(954,647)	$1,536,503	$–	$51,419,805
Treasury stock purchase	(115,851)	(1,158)	(192,434)	–	–	–	–	(193,592)
Conversion of convertible notes	440,277	4,402	826,178	–	–	–	–	830,580
Stock based compensation	–	–	741,559	–	–	–	–	741,559
Restricted stock issued	382,326	3,823	(3,823)	–	–	–	–	–
Restricted stock units vested	60,417	604	(604)	–	–	–	–	–
Forfeitures of prior stock awards	(330,834)	(3,308)	3,308	–	–	–	–	–
Other comprehensive income –
Unrealized gain/(loss) on marketable securities	–	–	–	–	–	(3,256)	(3,256)	(3,256)
Foreign currency translation adjustment	–	–	–	–	–	606,492	606,492	606,492
Net loss	–	–	–	(917,219)	–	–	(917,219)	(917,219)
Total comprehensive loss	$(313,983)						(313,983)
Balance as of December 31, 2010	14,842,283	$148,423	$221,856,095	$170,705,241	$(954,647)	$2,139,739		$52,484,369

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In U.S. dollars

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(917,219)	$(3,053,809)
Adjustments required to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,173,626	1,260,458
Amortization of intangible assets and capitalized software	1,723,871	1,458,802
Amortization of debt discount	162,793	269,801
Compensation related to shares issued to employees, consultants and directors	741,559	849,272
Adjustment to value of warrants and embedded features on the senior convertible notes	(232,758)	341,916
Capital gain (loss) from sale of property and equipment	47,722	(14,640)
Deferred taxes	(285,887)	590,709
Allowances for settlements, excluding recoveries on notes receivable	803,068	1,250,000
Changes in operating assets and liabilities:
Severance pay, net	179,343	(295,454)
Trade receivables	198,068	5,335,110
Other accounts receivable and prepaid expenses	1,993,224	369,077
Inventories	2,681,028	(2,656,077)
Unbilled receivables	861,286	627,157
Deferred revenues	1,492,367	645,073
Trade payables	(767,083)	(4,515,315)
Other accounts payable and accrued expenses	(658,805)	(442,130)
Net cash provided by (used in) operating activities	9,196,203	2,019,950
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of investment grants received from the State of Israel	(1,321,952)	(896,972)
Additions to capitalized software development	(548,210)	(680,398)
Changes in value of investment in affiliated company	60,000	(26,031)
Proceeds from sale of property and equipment	85,926	84,584
Sales of marketable securities	–	49,947
Investment in marketable securities	(402,705)	–
Decrease (increase) in restricted collateral deposits	155,022	(1,616,322)
Net cash provided by (used in) investing activities s	(1,971,919)	(3,085,192)
FORWARD	$7,224,284	$(1,065,242)

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In U.S. dollars

	2010	2009
FORWARD	$7,224,284	$(1,065,242)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	(1,111,116)	(1,259,039)
Increase (decrease) in short term bank credit	(1,586,684)	467,000
Purchase of treasury stock	(193,592)	(563,556)
Net cash provided by (used in) financing activities	(2,891,392)	(1,355,595)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,332,892	(2,420,837)
CASH ACCRETION DUE TO EXCHANGE RATE DIFFERENCES	100,890	21,003
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	1,901,525	4,301,359
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$6,335,307	$1,901,525
SUPPLEMENTARY INFORMATION ON NON-CASH AND OTHER TRANSACTIONS:
Interest paid during the year	$531,101	$671,356
Taxes on income paid during the year	$189,926	$162,774
Note conversion to common stock	$830,580	$455,244
Write-off of non-recourse shareholder loans	$–	$403,141
Issuance of stock in lieu of funding severance	$–	$440,000

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

b.                 Impairment of goodwill and other long-lived assets:

Goodwill is tested for impairment at least annually and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value of the Company’s reporting units with their carrying value. All of the Company’s reporting units have goodwill subject to annual testing. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates and weighted average cost of capital. In both 2010 and 2009, the Company evaluated all goodwill at mid-year and determined that there was no impairment.

The Company completed its 2010 annual goodwill impairment review using the financial results as of the quarter ended June 30, 2010. Although the cumulative book value of the Company’s reporting units exceeded the Company’s market value as of the impairment review, management nevertheless determined that the fair value of the respective reporting units exceeded their respective carrying values, and therefore, there would be no impairment charges relating to goodwill. Several factors contributed to this determination:

•	The long term horizon of the valuation process versus a short term valuation using current market conditions;

•	The valuation by individual business segments versus the market share value based on the Company as a whole;

•	The valuations for each of the operating segments exceeded the carrying value by a minimum of 32%; and

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

c.                 Related parties

The Company has had a consulting agreement with Sampen Corporation since 2005. Sampen is a New York corporation owned by members of the immediate family of one of the Company’s executive officers, and this executive officer is an employee of both the Company and of Sampen. The term of this consulting agreement was extended automatically for additional term of two years until December 31, 2012, unless either Sampen or the Company terminates the agreement sooner.

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

During the years ended December 31, 2010 and 2009, the Company paid Sampen a total of $185,856 and $178,356, respectively.

On December 3, 1999, Robert S. Ehrlich purchased 8,928 shares of the Company’s common stock out of the Company’s treasury at the closing price of the Company’s common stock on December 2, 1999. Payment was rendered by Mr. Ehrlich in the form of non-recourse promissory notes due in 2009 in the amount of $167,975, bearing simple annual interest at a rate of 2%, secured by the shares of common stock purchased and other shares of common stock previously held by him. As of December 31, 2008, the aggregate amount outstanding pursuant to these promissory notes from Mr. Ehrlich and a former employee with the same arrangement were $403,141, which were not repaid and were therefore written off to paid-in capital in the fourth quarter of 2009.  Pursuant to the terms of the notes, the shares of stock securing the note were returned to the Company.

On February 9, 2000, Mr. Ehrlich exercised 9,404 stock options. Mr. Ehrlich paid the exercise price of the stock options and certain taxes that the Company paid on his behalf by giving the Company a non-recourse promissory note due in 2025 in the amount of $329,163, bearing annual interest at 1% over the then-current federal funds rate announced from time to time by the Wall Street Journal, secured by the shares of the Company’s common stock acquired through the exercise of the options and certain compensation due to Mr. Ehrlich upon termination. As of December 31, 2010, the aggregate amount outstanding pursuant to this promissory note was $452,995.  Again, there is a former employee with the same arrangement.

On June 10, 2002, Mr. Ehrlich exercised 3,571 stock options. Mr. Ehrlich paid the exercise price of the stock options by giving the Company a non-recourse promissory note due in 2012 in the amount of $36,500, bearing simple annual interest at a rate equal to the lesser of (i) 5.75%, and (ii) 1% over the then-current federal funds rate announced from time to time, secured by the shares of the Company’s common stock acquired through the exercise of the options. As of December 31, 2010, the aggregate amount outstanding pursuant to this promissory note was $46,593.

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

b.                 Financial statements in U.S. dollars:

A majority of the revenues of the Company is generated in U.S. dollars (“dollars”). In addition, a substantial portion of the Company’s costs are incurred in dollars Management believes that the dollar is the primary currency of the economic environment in which the Company operates. Thus, the functional and reporting currency of the Company including most of its subsidiaries is the dollar. Accordingly, monetary accounts maintained in currencies other than dollars are remeasured into dollars, with resulting gains and losses reflected in the consolidated statements of operations as financial income or expenses, as appropriate.

The majority of transactions of MDT and Epsilor are in New Israel Shekels (“NIS”) and a substantial portion of MDT’s and Epsilor’s costs is incurred in NIS. Management believes that the NIS is the functional currency of MDT and Epsilor. Accordingly, the financial statements of MDT and Epsilor have been translated into dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the weighted average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive income in stockholders’ equity.

c.                 Principles of consolidation:

The consolidated financial statements include the accounts of Arotech and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

d.                 Cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with maturities of three months or less when acquired.

e.                 Restricted collateral deposits:

Restricted collateral deposits are primarily invested in highly liquid deposits which are used as a security for the Company’s performance guarantees at FAAC, Epsilor and MDT Armor.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

f.                 Marketable securities:

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Investment in securities are classified as available-for-sale and stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of operations.

g.                 Inventories:

Inventories are stated at the lower of cost or market value. Inventory write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence and for market prices lower than cost. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made to write inventory down to its market value. In 2010 and 2009, the Company wrote off $47,000 and $12,000, respectively, of obsolete inventory, which has been included in the cost of revenues.

Cost is determined as follows:

Raw and packaging materials – by the average cost method or FIFO.

Work in progress – represents the cost of manufacturing with additions of allocable indirect and direct manufacturing costs.

Finished products – on the basis of direct manufacturing costs with additions of allocable indirect manufacturing costs.

h.                 Property and equipment:

Property and equipment are stated at cost net of accumulated depreciation and investment grants received from the State of Israel for investments in fixed assets under the Investment Law.  Investment grants of approximately $270,000 were received in 2009 and none in 2010.

Depreciation is calculated by the straight-line method over the following estimated useful lives of the assets:

Depreciable life (in years)

Computers and related equipment	3 to 5
Motor vehicles	5 to 7
Office furniture and equipment	10
Machinery, equipment and installations	10
Buildings	30
Land	Not depreciated
Leasehold improvements	Shorter of the term of the lease or the life of the asset
Demo inventory	5

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

i.                 Revenue recognition:

The Company is a defense and security products and services company, engaged in three business areas: interactive simulation for military, law enforcement and commercial markets; batteries and charging systems for the military; and high-level armoring for military, paramilitary and commercial vehicles. During 2010 and 2009, the Company recognized revenues as follows: (i) from the sale and customization of interactive training systems and from the maintenance services in connection with such systems (Training and Simulation Division); (ii) from revenues under armor contracts and for service and repair of armored vehicles (Armor Division); (iii) from the sale of batteries, chargers and adapters to the military, and under certain development contracts with the U.S. Army (Battery and Power Systems Division); and (iv) from the sale of lifejacket lights (Battery and Power Systems Division).

Revenues from products sold by the Battery and Power Systems Division and the Armor Division are recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable, collectability is probable, and no further obligation remains. Typically revenue is recognized, per the contract, when the transaction is entered into the U.S. Government’s Wide Area Workflow system, which occurs after the products have been accepted at the plant or when shipped. Sales to other entities are recorded in accordance with the contract, either when shipped or delivered. Normally, in these divisions, there are no further obligations that would preclude the recognition of revenue.

Revenues from contracts in the Training and Simulation Division that involve customization of the system to customer specific specifications are recognized using contract accounting on a percentage of completion method, in accordance with the “Input Method.” The amount of revenue recognized is based on the percentage to completion achieved. The percentage to completion is measured by monitoring progress using records of actual time, materials and other costs incurred to date in the project compared to the total estimated project requirement. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. Typically revenue is recognized, per the contract, either when shipped or delivered. Normally there are no further obligations that would preclude the recognition of revenue.

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

j.                 Warranty:

The Company typically offers a one to two year warranty for most of its products. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. The Company estimates the costs that may be incurred under its basic limited warranty, including parts and labor, and records deferred revenue in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its reserves and adjusts the amounts as necessary.

k.                 Research and development cost:

The Company capitalizes certain software development costs, subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model or a detailed program design. Research and development costs incurred in the process of developing product improvements or new products are generally charged to expenses as incurred. Significant costs incurred by the Company between completion of the working model or a detailed program design and the point at which the product is ready for general release have been capitalized. Capitalized software costs will be amortized by the greater of the amount computed using: (i) the ratio that current gross revenues from sales of the software bears to the total of current and anticipated future gross revenues from sales of that software, or (ii) the straight-line method over the estimated useful life of the product (one to three years). The Company assesses the net realizable value of this intangible asset on a regular basis by determining whether the amortization of the asset over its remaining life can be recovered through undiscounted future operating cash flows from the specific software product sold. Based on its most recent analyses, management believes that no impairment of capitalized software development costs exists as of December 31, 2010.

In 2010 and 2009, the Training and Simulation Division capitalized approximately $548,000 and $680,000, respectively, in software development costs that will be amortized on a straight-line method over 2 years, the useful life of the software.

l.                  Income taxes:

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

m.                Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted collateral deposits, trade receivables and available-for-sale marketable securities. Cash and cash equivalents are invested mainly in U.S. dollar deposits with major Israeli and U.S. banks. Such deposits in the U.S. may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

The Company’s available-for-sale marketable securities have included investments in debentures of U.S. and Israeli corporations and state and local governments. Management believes that those corporations and governments are institutions that are financially sound and that minimal credit risk exists with respect to these types of marketable securities

The Company had no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

n.                 Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year, plus dilutive common stock equivalents related to outstanding stock options, non-vested restricted stock, warrants and convertible debt. All common stock equivalents have been excluded from the calculation of the diluted net loss per common share because all such securities are anti-dilutive for all periods presented. The total weighted average number of shares related to the outstanding common stock equivalents excluded from the calculations of diluted net loss per share was 1,265,649 and 1,387,014 for the years ended December 31, 2010 and 2009, respectively.

o.                Accounting for stock-based compensation

Stock-based awards to employees are recognized as compensation expense based on the calculated fair value on the date of grant. The Company determines the fair value of options using the Black-Scholes option pricing model. This model requires subjective assumptions, including future stock price volatility and expected term.

The Company did not grant any options in 2010 or 2009. The Company assumed a 20% forfeiture rate on existing options for both years. The Company typically uses a 5% forfeiture rate for stock and restricted stock units and adjusts both forfeiture rates based on historical forfeitures. Each restricted stock unit is equal to one share of Company stock and is redeemable only for stock.

p.                 Fair value of financial instruments:

The following methods and assumptions were used by the Company in estimating their fair value disclosures for financial instruments using the required three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which may require the Company to develop its own assumptions.

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

The Company uses the Black-Scholes valuation model and other factors to determine the fair value of the warrants, the value of the embedded conversion feature and the value of the embedded put options associated with the Company’s Senior Convertible Notes. (Level 3 – see Note 13)

q.                 Severance pay:

The Company’s liability for severance pay for its Israeli employees is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date. Israeli employees are entitled to one month’s salary for each year of employment, or a portion thereof. The Company’s liability for all of its Israeli employees is fully provided by monthly deposits with severance pay funds, insurance policies and by accrual. The fair value of these funds, which are considered Level 2, is recorded as an asset in the Company’s balance sheet.

In addition, according to certain employment agreements, the Company is obligated to provide for a special severance pay in addition to amounts due to certain employees pursuant to Israeli severance pay law. As of December 31, 2010, the Company had made a provision of $2,355,682 for this special severance pay. As of December 31, 2010 and 2009, the unfunded severance pay in that regard amounted to $974,402 and $857,624, respectively.

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

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The fair value of the deposited funds is based on the cash surrender value of these policies and includes immaterial profits.

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

Severance expenses for the years ended December 31, 2010 and 2009 amounted to $190,771 and $61,107, respectively.

r.                 Advertising costs:

The Company records advertising costs as incurred. Advertising expense for the years ended December 31, 2010 and 2009 was approximately $161,459 and $87,955, respectively.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

s.                 New accounting pronouncements:

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Accounting Standards Codification (“ASC”) 605) – Multiple-Deliverable Revenue Arrangements” and ASU 2009-14, “Software (ASC 985) – Certain Revenue Arrangements That Include Software Elements.” ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) VSOE or ii) third-party evidence (“TPE”), before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. Additionally, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software that is not essential to the product’s functionality. ASU 2009-14 requires the same expanded disclosures that are included within ASU 2009-13. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is required to adopt the amendments in both ASU 2009-13 and ASU 2009-14 in the same period using the same transition method. Early adoption is permitted. The Company is currently evaluating both the timing and the impact of the pending adoption of these ASU’s on its consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This Update is intended to provide financial statement users with additional information to assist them in assessing credit risk exposures and the adequacy of the allowance for credit losses. ASU 2010-20 is effective for interim and annual reporting periods ending on and after December 15, 2010. The standard became effective for the Company starting in December 2010 and the impact of adoption did not have a significant impact on its consolidated financial statements.

No other new accounting pronouncements issued or effective during 2010 have had or are expected to have a significant impact on the Company’s consolidated financial statements.

t.                 Share repurchase:

In February 2009, the Company’s Board of Directors authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of the Company’s common stock. Through December 31, 2010, the Company repurchased 563,209 shares for a total of $757,148. The repurchase program is subject to management’s discretion.

u.                 Reclassification:

Prior period amounts are reclassified, when necessary, to conform to the current period presentation.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 3:–      RESTRICTED COLLATERAL DEPOSITS

	December 31,
	2010	2009

Deposits in connection with MDT projects	$169,354	$380,165
Deposits in connection with Epsilor projects	42,265	–
Deposits in connection with FAAC projects	1,630,524	1,617,000
Total restricted collateral deposits	$1,842,143	$1,997,165

NOTE 4: –                      AVAILABLE FOR SALE MARKETABLE SECURITIES

The following is a summary of investments in marketable securities as of December 31, 2010 and 2009:

	Cost		Unrealized losses		Estimated fair value
	2010	2009	2010	2009	2010	2009
Israeli government securities	$305,479	$–	$(2,315)	$–	$303,164	$–
Israeli bank securities	50,018	–	(785)	–	49,233	–
Israeli corporate securities	47,208	–	(156)	–	47,052	–
Available for sale marketable securities	$402,705	$–	$(3,256)	$–	$399,449	$–

NOTE 5:–                      OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2010	2009

Government authorities	$215,892	$321,630
Employees	59,513	62,643
Prepaid expenses	533,554	440,693
Loan to non-affiliated entity	–	2,000,000
Other	43,976	236
Total	$852,935	$2,825,202

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

Concurrent with a Securities Purchase Agreement dated August 14, 2008, the Company purchased a $2,500,000 Senior Subordinated Convertible Note from an unaffiliated company, DEI Services Corporation (“DEI”). This 10% Senior Subordinated Convertible Note (the “DEI Note”) was due December 31, 2009. The DEI Note was convertible at maturity at the Company’s option into such number of shares of DEI’s common stock, no par value per share, as would have been equal at the time of conversion to twelve percent (12%) of DEI’s outstanding common stock.

In the third quarter of 2009, DEI repaid a portion of their internal shareholder loans, which was a violation of the DEI Note covenants with the Company. Because of this, the Company agreed in October of 2009 to amend the DEI Note to provide that the interest rate on the DEI Note would be increased to 15% and would be payable through the payment date. In the event that the DEI Note was not paid in full at maturity, the DEI Note would have been convertible into a minimum of 20% of DEI’s then outstanding common stock, or more under certain circumstances.

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

On August 10, 2010, DEI repaid the entire $2.5 million principal amount of the DEI Note, along with all outstanding earned and unpaid interest. Inasmuch as the Company had previously established an allowance of $500,000 in the third quarter 2009 on the DEI Note based on the Company’s expectation that the Company would not collect the entire DEI Note, the Company recognized the difference between the $2.0 million book value of the DEI Note and the $2.5 million that was actually collected as a recovery under allowance for settlements on the Company’s financial statements. Additionally, the Company accrued unpaid interest on the DEI Note through June 30, 2010 in the amount of $140,000, which was recorded as a reduction of financial expenses and additionally recorded $11,000 in interest income in the third quarter of 2010. This transaction extinguished the Company’s conversion options and rights of first refusal with respect to DEI.

NOTE 6:–                      INVENTORIES

	December 31,
	2010	2009
Raw and packaging materials	$7,693,001	$7,479,672
Work in progress	1,280,669	3,943,073
Finished products	680,339	912,292
Total	$9,654,009	$12,335,037

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 7:–                      PROPERTY AND EQUIPMENT, NET

a.                 Composition of property and equipment is as follows:

	December 31,
	2010	2009
Cost:
Computers and related equipment	$2,408,362	$2,293,941
Motor vehicles	513,971	508,199
Office furniture and equipment	1,224,539	1,228,694
Machinery, equipment and installations	5,170,083	4,618,750
Buildings	1,172,072	1,172,072
Land	115,538	115,538
Leasehold improvements	1,132,109	1,047,208
Demo inventory	1,808,571	1,607,948
	13,545,245	12,592,350
Accumulated depreciation:
Computers and related equipment	2,160,511	2,010,768
Motor vehicles	107,405	163,632
Office furniture and equipment	967,675	873,151
Machinery, equipment and installations	3,753,970	3,232,669
Buildings	115,204	85,150
Leasehold improvements	818,019	724,992
Demo inventory	982,950	877,155
	8,905,734	7,967,517
Property and equipment, net	$4,639,511	$4,624,833

b.                Depreciation expense amounted to $1,173,626 and $1,260,458 for the years ended December 31, 2010 and 2009, respectively.

c.                 In March 2007, the Company purchased 16,700 square feet of space in Auburn, Alabama for approximately $1.1 million pursuant to a seller-financed secured purchase money mortgage. Half of the mortgage is payable over ten years in equal monthly installments based on a 20-year amortization of the full principal amount, and the remaining half is payable at the end of ten years in a balloon payment.

As for liens, see Note 11.d.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 8:–                      GOODWILL AND OTHER INTANGIBLE ASSETS, NET

a.                 Goodwill

The Company allocates goodwill acquired in a business combination to the appropriate reporting unit as of the acquisition date. Currently, the Company’s reporting units are also the reportable segments and the associated goodwill was determined when the specific businesses in the reportable segments were purchased.

A summary of the goodwill by business segment is as follows:

	December 31, 2009	Additions	Adjustments (currency)	December 31, 2010
Simulation	$24,435,641	$–	$–	$24,435,641
Battery	6,058,493	–	385,805	6,444,298
Armor	1,809,539	–	90,982	1,900,521
Total	$32,303,673	$–	$476,787	$32,780,460

b.                Other intangible assets:

		December 31,
		2010		2009
	Useful life	Cost	Net book value	Cost	Net book value
Technology	4-8 years	$7,068,000	$955,107	$7,068,000	$1,626,071
Capitalized software costs	1-3 years	2,949,597	814,093	2,401,387	674,699
Trademarks	10 years	28,000	19,600	28,000	22,400
Backlog/customer relationship	1-10 years	744,000	43,400	744,000	49,600
Customer list	2-10 years	7,602,045	1,878,519	7,602,045	2,513,609
		18,391,642	$3,710,719	17,843,432	$4,886,379
Exchange differences		369,036		340,221
Less - accumulated amortization		(14,680,924)		(12,957,053)
Amortized cost		4,079,754		5,226,600
Trademarks (indefinite lives)		799,000		799,000
Net book value		$4,878,754		$6,025,600
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

Amortization expense amounted to $1,723,871 and $1,458,802 for the years ended December 31, 2010 and 2009, respectively, including amortization of capitalized software costs of $408,817 and $106,105, respectively.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

c.                 Estimated amortization expenses for the years ending:

Year ending December 31,
2011	$1,911,073
2012	942,553
2013	726,378
2014	103,715
2015 and forward	27,000
Total	$3,710,719

Goodwill and other intangible assets are adjusted on a quarterly basis for any change due to currency fluctuations and any variation is included in the accumulated other comprehensive income on the Balance Sheet.

NOTE 9:–                      SHORT-TERM BANK CREDIT AND LOANS

The Company has $10.6 million authorized in credit lines from certain banks, of which $560,000 is denominated in NIS (none outstanding as of December 31, 2010) and carries various approximate interest rates of prime rate + 4.3% and $10.0 million is denominated in U.S. dollars (the Company’s primary line which expires in December 2011) and carries an interest rate of lender’s prime rate + 0.5% which was 3.75% as of December 31, 2010. As of December 31, 2010, $2.5 million was borrowed under the Company’s primary line and an additional $775,000 was committed to four letters of credit issued to customers and vendors of the Company. The Company had an additional $1.6 million letter of credit that does not impact the borrowing base as it is collateralized by $1.6 million in restricted collateral deposits. Approximately $3.3 million of credit on the primary line, based on the Company’s borrowing base calculations, was available at December 31, 2010. The main credit facility includes covenants restricting the Company’s Total Senior Liabilities to Tangible Net Worth and Funded Debt to EBITDA (all as defined in the credit agreement) along with a limitation on cash distributions to Arotech affiliated companies. As of December 31, 2010, the Company was in compliance with all covenants.

These lines of credit are collateralized by the accounts receivable and inventory of the relevant subsidiary of the Company.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 10:–                    OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2010	2009
Employees and payroll accruals	$2,949,222	$2,696,018
Accrued vacation pay	733,780	711,373
Accrued expenses	2,096,608	1,744,469
Government authorities	657,652	107,832
Advances from customers	90,085	979,744
Total	$6,527,347	$6,239,436

NOTE 11:–                      COMMITMENTS AND CONTINGENT LIABILITIES

a.                 Royalty commitments:

Under EFL’s research and development agreements with the Office of the Chief Scientist (“OCS”), and pursuant to applicable laws, EFL is required to pay royalties at the rate of 3%-3.5% of net sales of products developed with funds provided by the OCS, up to an amount equal to 100% of research and development grants received from the OCS. (Amounts due in respect of projects approved after 1999 also bear interest at the Libor rate.) EFL is obligated to pay royalties only on sales of products in respect of which OCS participated in their development. Should the project fail, EFL will not be obligated to pay any royalties or refund the grants.

Royalties paid or accrued for the years ended December 31, 2010 and 2009 to the OCS amounted to $17,992 and $19,832, respectively.

b.                 Lease commitments:

The Company rents its facilities under various operating lease agreements, which expire on various dates through 2018. The minimum rental payments under non-cancelable operating leases are as follows:

Minimum rental payments	December 31
2011	$1,093,822
2012	861,191
2013	687,891
2014	339,983
2015	329,983
Thereafter	640,357
Total	$3,953,227

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

Total rent expenses for the years ended December 31, 2010 and 2009 were $1,015,189 and $835,370, respectively.

The existing capital leases have terms from 3 to 5 years and are for equipment purchases. The equipment is classified under machinery and equipment in fixed assets.

The table below details the original value, accumulated depreciation and net book value of the assets included.

Leased Assets	December 31,
	2010	2009
Equipment	$135,654	$206,564
Less: Accumulated depreciation	(86,060)	(85,058)
Net book value	$49,594	$121,506

The table below details the remaining liability of the capital lease obligations.

Liabilities	December 31, 2010
Obligations under capital leases:
Current	$46,950
Non-current	12,407
Total minimum payments	59,357
Less: Interest	8,627
Present value of payments	$50,730

The table below details the future lease payments due as of December 31, 2010.

Future Minimum Lease Payments	December 31,
2011	$46,950
2012	11,906
2013	501
Total minimum lease payments	$59,357

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

c.                 Guarantees:

The Company obtained bank guarantees in the amount of $227,000 in connection with (i) obligations of two of the Company’s subsidiaries to the Israeli customs authorities, and (ii) the obligation of one of the Company’s subsidiaries to secure the return of products loaned to the Company from one of its customers. In addition, the Company has outstanding letters of credit from the Company’s primary credit line totaling $775,000 for the benefit of its subsidiaries’ vendors and customers. Additionally, the Company has an outstanding letter of credit in the amount of $1,617,000 in connection with a contract in the Training and Simulation Division that is collateralized by a restricted deposit.

d.                 Liens:

As security for compliance with the terms related to the investment grants from the State of Israel, EFL and Epsilor have registered floating liens (that is, liens that apply not only to assets owned at the time but also to after-acquired assets) on all of their assets, in favor of the State of Israel.

The Company has $1.9 million in credit liens collateralized by the assets of the Company and guaranteed by the Company.

Epsilor has recorded a lien on all of its assets in favor of its banks to secure lines of credit. In addition Epsilor has a specific pledge on assets in respect of which government guaranteed loans were given.

e.                 Litigation and other claims:

As of the date of this filing, there were no material pending legal proceedings against the Company, except as follows:

1. NAVAIR Litigation

On January 10, 2011, a judgment and decision was unsealed and issued for publication in respect of the lawsuit in the United States Court of Federal Claims by AoA against the United States Naval Air Systems Command (NAVAIR). The lawsuit, which was based on events that had occurred prior to Arotech’s purchase of AoA, had sought approximately $2.2 million in damages for NAVAIR’s alleged improper termination of a contract for the design, test and manufacture of a lightweight armor replacement system for the United States Marine Corps CH-46E rotor helicopter. NAVAIR, in its answer, counterclaimed for approximately $2.1 million in alleged reprocurement and administrative costs. The court’s decision found against AoA and in favor of NAVAIR, and awarded NAVAIR reprocurement and administrative costs in the total amount of approximately $1.55 million. The Company has filed a notice of appeal in respect of a substantial portion of the court’s decision.

Based on the trial results and subsequent inquiries, the Company, after consultation with litigation counsel handling this case and with its advisors, had previously formed a conclusion that it would be appropriate and prudent to record an allowance in anticipation of an adverse decision in this case, in the amount of $750,000, and had recorded a charge in this amount in its financial statements for the year ended December 31, 2009. In light of the judge’s decision in this case, the Company recorded an additional charge of approximately $803,000 in its financial statements for the year ended December 31, 2010.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

The Company does not believe that this judgment will adversely affect its current business relationship with NAVAIR, with which various of its subsidiaries have conducted business subsequent to the events that formed the basis of this lawsuit.

2. Class Action Litigation

In May 2007, two purported class action complaints (the “Class Action Complaint”) were filed in the United States District Court for the Eastern District of New York against the Company and certain of our officers and directors. These two cases were consolidated in June 2007. In January 2010, the Company reached an agreement with lead plaintiffs to settle the Class Action Complaint. This agreement, providing for settlement of all claims for a monetary payment of $2.9 million funded entirely from insurance proceeds, was approved by the District Court on June 23, 2010, and accordingly the lawsuit was dismissed with prejudice, and the Company and all of the Company’s current and former officers and directors named in the complaint have received a full and complete release of all claims asserted against us and them in the litigation, as well as any related claims that could have been asserted.

Additionally, on May 6, 2009 a purported shareholders derivative complaint (the “Derivative Complaint”) was filed in the United States District Court for the Eastern District of New York against the Company and certain of the Company’s officers and directors. The Derivative Complaint is based on the same facts as the recently settled class action litigation against the Company in the same district, and primarily relates to the Company’s acquisition of AoA in 2005 and certain public statements made by the Company with respect to its business and prospects during the period between March 31, 2005 and November 14, 2005. The Derivative Complaint seeks an unspecified amount of damages. The Company moved for dismissal of the Derivative Complaint in March 2010, and oral arguments on the Companies motion were heard in September 2010.

Although the ultimate outcome of this matter cannot be determined with certainty, the Company believes that the allegations stated in the Derivative Complaint are without merit and the Company and the Company’s officers and directors named in the Derivative Complaint intend to defend the Company vigorously against such allegations.

NOTE 12:–     CONVERTIBLE DEBT AND OTHER LONG TERM DEBT

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

The Company primarily made the principal payments in cash, although a portion of certain principal payments was paid in stock, at the request of one of the Note holders, by the Note holder’s conversion of a portion of the quarterly principal payment due for that quarter. Further payments are due in February, May and August 2011. In the event the Company elects to make payments of principal on its Notes in stock by requiring the holders to convert a portion of their Notes, either because its cash position at the time makes it necessary or it otherwise deems it advisable, the price used to determine the number of shares to be issued on conversion will be calculated using an 8% discount to the average trading price of the Company’s common stock during 17 of the 20 consecutive trading days ending two days before the payment date. Accordingly, the lower the market price of the Company’s common stock at the time at which it makes payments of principal in stock, the greater the number of shares the Company will be obliged to issue and the greater the dilution to its existing stockholders. This pricing method is also used by the Note holders when all or a portion of the Notes are converted voluntarily.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

	As of December 31,
Convertible notes	2010	2009
Principal balance	$1,363,635	$3,181,820
Debt discount balance	39,351	202,144
Debt discount is amortized over the term of the note using the effective interest method. $1,363,635 is due in 2011.

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

The Notes include certain customary restrictive covenants and rights upon an event of default. The events of default includes suspension of trading, failure to cure a conversion failure, failure to timely make principal and interest payments, defaults on other credit arrangements, bankruptcy, judgments in excess of $1.0 million not resolved within sixty days and generally any uncured breach of the Notes.

Contemporaneously with the signing of a securities purchase agreement for the above Notes, the Company also executed a Registration Rights Agreement. This agreement required the registration of additional shares of the Company and that the registration statement, which was declared effective in 2008, remains effective throughout the term of the Notes. If it were to cease to be effective for any reason, the Company would owe the Note holders 1.5% of the remaining principal amount of the Notes for each month that the registration statement was not effective. Additional requirements of this agreement require the Company to, among other things, abide by all rules and regulations of the SEC and timely file all required reports. As of December 31, 2010, the Company was in compliance with all requirements of this agreement.

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

Mortgage - Future Principal Payments	December 31,
2011	$31,772
2012	34,423
2013	37,287
2014	40,382
2015	43,734
Thereafter	828,696
$1,016,294

The Company has additional long term debt outstanding of approximately $100,000, primarily vehicle loans. This amount is payable through 2012.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:–                    STOCKHOLDERS’ EQUITY

a.                 Stockholders’ rights:

The Company’s shares confer upon the holders the right to receive notice to participate and vote in the general meetings of the Company and right to receive dividends, if and when declared.

b.                Warrants:

As part of a securities purchase agreement entered into in August 2008, the Company issued to the purchasers of the Notes, warrants to purchase an aggregate of 558,036 shares of common stock at any time prior to August 15, 2011 at a price of $2.24 per share. The warrants were originally classified as equity based on their relative fair value of $412,300, which was also recorded as a debt discount and none of the warrants have been exercised as of December 31, 2010.

On January 1, 2009, the Company adopted FASB ASC 815-40-15, “Determining Whether an Instrument is Indexed to an Entity’s Own Stock.” FASB ASC 815-40-15 required the Company to re-evaluate the warrants issued with the convertible notes and to also re-evaluate the embedded conversion option and embedded put options within the Notes to determine if the previous accounting for these items would change. Since the exercise price of both the convertible notes and the warrants can be reset under certain conditions, the Company determined that the warrants would be considered a liability.  Upon this re-evaluation, the Company was required to record a cumulative adjustment as of January 1, 2009 that included reclassifying the warrant value previously included in stockholders' equity ($412,300) to other liabilities, reflecting the value of the embedded conversion feature as additional debt discount and as other liabilities as of the debt issuance date ($59,001), increasing financial expenses due to the larger debt discount and increasing financial expenses to reflect the change in the value of the warrants and the conversion features from the debt issuance date to December 31, 2008.  The aggregate additional 2008 expense of $471,301 was recorded as an adjustment to beginning accumulated deficit as of January 1, 2009.

The fair value of these warrants was determined as of August 15, 2008 using a Black-Scholes pricing model and other factors, assuming a risk-free interest rate of 2.78%, a volatility factor 75%, dividend yields of 0% and a contractual life of 3.0 years.

On December 31, 2010 and 2009, the Company revalued these warrants, the embedded conversion option and the embedded put options. The 2010 credit to financial expense associated with this revaluation is approximately $233,000 and the 2009 financial expense was approximately $342,000. The table below lists the variables used in the Black-Scholes calculation and the resulting values.

Variables	January 1, 2009	December 31, 2009	December 31, 2010
Stock price	$0.41	$1.70	$1.67
Risk free interest rate	1.00%	1.70%	1.02%
Volatility	81.40%	79.85%	76.90%
Dividend yield	0.00%	0.00%	0.00%
Contractual life	2.6 years	1.6 years	0.6 years

Values	January 1, 2009	December 31, 2009	December 31, 2010
Warrants	$29,171	$298,570	$131,355
Conversion option	8,013	88,156	28,822
Puts	14,997	7,371	1,162
Total value	$52,181	$394,097	$161,339

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

c.                 The Company has adopted the following stock plans, whereby options may be granted for purchase of shares of the Company’s common stock and where restricted shares and restricted stock units may be granted and approved by the Board of Directors. Each restricted stock unit is equal to one share of Company stock and is redeemable only for stock. Under the terms of the employee plans, the Board of Directors or the designated committee grants options, restricted stock and restricted stock units.  The Board of Directors or the designated committee also determines the vesting period and the exercise terms:

1.                 2007 Non-Employee Director Equity Compensation Plan – 750,000 shares reserved for issuance, of which 537,173 were available for future grants to outside directors as of December 31, 2010.

2.                 2009 Equity Incentive Plan – 5,000,000 shares reserved for issuance, of which 4,181,666 were available for future grants to employees and consultants as of December 31, 2010.

3.                 Under these plans, options generally expire no later than 5-10 years from the date of grant. Each option can be exercised to purchase one share, conferring the same rights as the other common shares. Options that are cancelled or forfeited before expiration become available for future grants. The options generally vest over a three-year period (33.3% per annum) and restricted shares and restricted stock units also generally vest after three years or pursuant to defined performance criteria; in the event that employment is terminated within that period, unvested restricted shares and restricted stock units generally revert back to the Company.

4.                 Deferred stock compensation is amortized and recorded as compensation expense ratably over the vesting period of the option or the restriction period of the restricted shares and restricted stock units. The stock compensation expense that has been charged in the consolidated statements of operations in respect of options, restricted shares and restricted stock units to employees and directors in 2010 and 2009 was $741,559 and $849,272, respectively. The calculated intrinsic value of vested and unvested options for 2010 and 2009 was zero.

5.                 A summary of the status of the Company’s plans and other share options, restricted shares and restricted stock units granted as of December 31, 2010 and 2009, and changes during the years ended on those dates, is presented below:

Stock Options:

	2010		2009
	Amount	Weighted average exercise price	Amount	Weighted average exercise price
Options outstanding at beginning of year	218,921	$6.23	236,906	$6.14
Changes during year:
Granted	–	$–	–	$–
Exercised	–	$–	–	$–
Forfeited	(32,207)	$5.46	(17,985)	$5.10
Options outstanding at end of year	186,714	$6.36	218,921	$6.23
Options vested at end of year	186,714	$6.36	218,921	$6.23
Options expected to vest	–	$–	–	$–

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

Restricted Shares and Restricted Stock Units:

	2010		2009
	Shares	Weighted average fair value at grant date	Shares	Weighted average fair value at grant date
Non-vested at the beginning of the year	747,539	$1.68	713,313	$2.41
Changes during year:
Restricted stock granted	383,572	$1.67	412,622	$1.46
Restricted units granted	130,000	$1.67	77,917	$1.67
Vested	(505,965)	$1.66	(439,578)	$2.18
Forfeited	(348,333)	$2.35	(16,735)	$2.89
Non-vested at the end of the year	406,813	$1.60	747,539	$1.68
Restricted shares vested at end of year	1,738,890	$2.18	1,232,925	$2.40

6.                 The options outstanding as of December 31, 2010 have been separated into ranges of exercise price, as follows:

	Total options outstanding			Vested options outstanding
Range of exercise prices	Amount outstanding at December 31, 2010	Weighted average remaining years contractual life	Weighted average exercise price	Amount exercisable at December 31, 2010	Weighted average exercise price

0.00-4.99	94,000	0.97	$2.77	94,000	$2.77
5.00-9.99	57,714	2.07	$6.16	57,714	$6.16
10.00-34.99	35,000	1.30	$16.36	35,000	$16.36
Total	186,714	1.37	$6.36	186,714	$6.36

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

7.                 Options issued to consultants:

The Company’s outstanding options to consultants are as follows:

	2010		2009
	Amount	Weighted average exercise price	Amount	Weighted average exercise price
Options outstanding at beginning of year	7,317	$68.24	7,317	$68.24
Changes during year:
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited or retired	(7,317)	$68.24	–	–

Options outstanding at end of year	–	$–	7,317	$68.24

Options vested at end of year	–	$–	7,317	$68.24

In connection with the grant of stock options to consultants, the Company did not recognize any expenses for the years ended December 31, 2010 and 2009 and all consultant options were retired in 2010.

8.                 The remaining total compensation cost related to non-vested stock options, restricted share and restricted stock unit awards not yet recognized (before applying a forfeiture rate) in the income statement as of December 31, 2010 was $140,598, of which zero was for stock options and $140,598 was for restricted shares and restricted stock units. The weighted average period over which this compensation cost is expected to be recognized is approximately two years.

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–                    INCOME TAXES

a.                 Taxation of U.S. parent company (Arotech) and other subsidiaries:

As of December 31, 2010, Arotech has operating loss carryforwards for U.S. federal income tax purposes of approximately $23.4 million, which are available to offset future taxable income, if any, expiring in 2011 through 2029. Utilization of U.S. net operating losses is subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

At December 31, 2010, the Company had net deferred tax assets of $37.3 million. The deferred tax assets are primarily composed of federal, state and foreign tax net operating loss (“NOL”) carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation of the U.S. tax assets has been established to offset its net deferred tax asset. Additionally, the future utilization of the Company’s NOL carryforwards to offset future taxable income is subject to a substantial annual limitation as a result of ownership changes that have occurred. The Company completed an IRS Section 382 analysis in 2007 regarding the limitation of the net operating losses and determined that the maximum amount of U.S. federal NOL available as of January 1, 2007 was $18,851,605, compared to the amount shown on the tax return of $31,161,945. The related Deferred Tax Asset and corresponding valuation allowance were reduced by $4,185,516 for the U.S. federal NOLs and by $3,555,231 for the state NOLs.

The Company has also reevaluated the unrecognized tax benefits under this standard as of December 31, 2010 after the completion of the Section 382 review. The Company does not believe that the unrecognized tax benefits will change within 12 months of this reporting date. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company has indefinitely-lived intangible assets consisting of trademarks and goodwill. These indefinitely-lived intangible assets are not amortized for financial reporting purposes. However, these assets are tax deductible, and therefore amortized over 15 years for tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of these indefinitely-lived intangible assets. The resulting deferred tax liability, which is expected to continue to increase over time, will have an indefinite life, resulting in what is referred to as a “naked tax credit.” This deferred tax liability could remain on the Company’s balance sheet indefinitely unless there is an impairment of the related assets (for financial reporting purposes), or the business to which those assets relate were to be disposed of.

Due to the fact that the aforementioned deferred tax liability could have an indefinite life, it is not netted against the Company’s deferred tax assets when determining the required valuation allowance. Doing so would result in the understatement of the valuation allowance and related deferred income tax expense.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. The Company is no longer subject to IRS examination for periods prior to 2008, although carryforward losses that were generated prior to 2008 may still be adjusted by the IRS if they are used in a future period. Additionally, the Company is no longer subject to examination in Israel for periods prior to 2005.

The Company files consolidated tax returns with its U.S. subsidiaries.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

b.                 Israeli subsidiary (Epsilor):

Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (the “Investments Law”):

Currently, Epsilor is operating under two programs, as follows:

1. Program one:

Epsilor’s first expansion program (No. 6585) of its existing enterprise in Dimona was granted the status of an “approved enterprise” under the Investments Law, and will be entitled to investment grants from the State of Israel in the amount of 24% on property and equipment located at its Dimona plant.

The expansion program is in the amount of approximately $945,000. This program has received final approval and is funded, up to the amount of the grant, as property and equipment is purchased.

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

The main tax benefits available to Epsilor are reduced average tax rates.

2. Program two:

Epsilor’s second expansion program (No. 9054) of its existing enterprise in Dimona was granted the status of an “approved enterprise” under the Investments Law, and will be entitled to investment grants from the State of Israel in the amount of 24% on property and equipment located at its Dimona plant.

The expansion program is in the amount of approximately $1,100,000. This program has not yet received final approval and so no funds have been received under this grant.

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

The main tax benefits available to Epsilor are reduced average tax rates.

c.                 Additional Approved Enterprise information:

Epsilor is entitled to claim accelerated depreciation in respect of machinery and equipment used by the “Approved Enterprise” for the first five years of operation of these assets.

Income from sources other than the “Approved Enterprise” during the benefit period will be subject to tax at the regular corporate tax rate of 25% in 2010, 24% in 2011 and 23% in 2012.

If retained tax-exempt profits attributable to the “approved enterprise” are distributed, they would be taxed at the corporate tax rate applicable to such profits as if Epsilor had not elected the alternative system of benefits, currently 25% for an “approved enterprise.”

Dividends paid from the profits of an approved enterprise are subject to tax at the rate of 15% in the hands of their recipient. As of December 31, 2010, there are no tax exempt profits earned by Epsilor’s “approved enterprises” by Israel law that will be distributed as a dividend and accordingly no deferred tax liability was recorded as of December 31, 2010. Furthermore, management has indicated that it has no intention of declaring any dividend.

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

However, the Investment Law provides that terms and benefits included in any certificate of approval already granted will remain subject to the provisions of the law as they were on the date of such approval. Therefore, the existing Approved Enterprise of the Israeli subsidiaries (program one) will generally not be subject to the provisions of the Amendment. As a result of the Amendment, tax-exempt income generated under the provisions of the Amended Investment Law, will subject the Company to taxes upon distribution or liquidation and the Company may be required to record deferred tax liability with respect to such tax-exempt income. As of December 31, 2010, the Company did not generate income under the provision of the amended Investment Law.

d.                Merger of Epsilor and EFL:

On June 25, 2009, two of the Company’s Israeli subsidiaries, Epsilor and EFL, entered into a merger agreement pursuant to which EFL will merge all of its assets and liabilities into Epsilor, with Epsilor the survivor of the merger (the “Merged Company”).

The primary purpose of the merger is to enable a unity of management and business operation of the two companies, while achieving a substantial cost savings and creating a competitive advantage in the marketplace in which these companies operate.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

On March 10, 2010, the Israeli tax authorities agreed to pre-approve an agreed tax treatment for this merger, subject to the following conditions:

Through the merger date, EFL has accumulated certain tax losses (the “EFL Loss”). 20% of the EFL Loss shall be cancelled and will not be available to offset any future income. The remaining amount of the EFL Loss (the “Remaining Loss”) will be absorbed into the Merged Company, and will be available to offset the Merged Company’s income beginning July 1, 2009; provided that for the 16 tax years following the merger, losses will not be available to offset the Merged Company’s income in excess of the lesser of (i) 6.25% of the original amount of the Remaining Loss, or (ii) 50% of the Merged Company’s total taxable income in that year prior to giving effect to the application of any of the EFL Loss.

Also, to the extent that the changed structure results in tax benefits under the Investments Law, such benefits will be available to the Merged Company only to the extent that the directorate of the Investment Center of the Israel Ministry of Trade gives an additional approval pursuant to the provisions of Article 74 of the Investments Law; such an additional approval was received from the Investment Center on November 11, 2010. Receipt of the aforementioned tax benefits after the merger is conditional upon the maintenance of separate accounts for EFL’s and Epsilor’s taxable income even after the merger.

Epsilor has reversed a portion of the previous valuation allowance for the implied tax benefit of the tax losses to be transferred in the coming years in the amount of $613,000. As of December 31, 2010, the merged company has a tax loss carryforwards of approximately $95.7 million, which is available to offset future taxable income.

Under the Law for the Encouragement of Industry (Taxation), 1969, EFL and Epsilor are “industrial companies,” as defined by this law and, as such, are entitled to certain tax benefits, mainly accelerated depreciation, as prescribed by regulations published under the inflationary adjustments law, the right to claim amortization of know-how, patents and certain other intangible property rights as deductions for tax purposes. Income from sources other than the “Approved Enterprise” during the benefit period will be subject to tax at the regular corporate tax rate of 25% in 2010, 24% in 2011 and 23% in 2012.

e.                 Consolidated deferred income taxes:

Deferred income taxes reflect tax credit carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

Significant components of deferred tax assets
	December 31,
	2010	2009
U.S. operating loss carryforward	$9,448,030	$8,538,666
Foreign operating loss carryforward	22,470,029	26,419,889
Total operating loss carryforward	31,918,059	34,958,554

Temporary differences:
Compensation and benefits	1,923,192	1,872,400
Warranty reserves	1,278,068	687,879
Foreign temporary differences	790,713	1,048,493
All other temporary differences	1,368,496	2,334,201
Total temporary differences	5,360,469	5,942,973

Net deferred tax asset before valuation allowance	37,278,528	40,901,527
Valuation allowance	(36,626,236)	(40,860,122)

Total deferred tax asset	$652,292	$41,405
Deferred tax liability	$3,315,000	$2,990,000
The entire deferred tax liability represents the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets).

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

The Company has not recorded any deferred taxes on the cumulative undistributed earnings of other non-U.S. subsidiaries because the earnings are intended to be indefinitely re-invested in those operations, and it is not practicable for the Company to compute such tax. Accrued income taxes on the undistributed earnings of domestic subsidiaries and affiliates are not provided because dividends received from domestic companies are expected to be non-taxable.

The Company provided valuation allowances for a portion of the deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that it is more likely than not that the deferred tax assets related to the U.S. loss carryforwards and other temporary differences will not be realized. The change in the valuation allowance during 2010 was $4.2 million.

f.                 Profit (loss) before taxes on income are as follows:

	Year ended December 31
	2010	2009
Domestic	$1,007,786	$(2,300,061)
Foreign	(2,043,505)	51,218
	$(1,035,719)	$(2,248,843)

g.                 Taxes on income were comprised of the following:

	Year ended December 31
	2010	2009
Current federal taxes	$62,292	$–
Current state and local taxes	32,656	252,426
Deferred taxes	(283,179)	590,709
Taxes in respect of prior years	69,731	(38,169)
Expense (benefit)	$(118,500)	$804,966

Domestic	$438,467	$776,040
Foreign	(556,967)	28,926
Expense (benefit)	$(118,500)	$804,966

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

h.                A reconciliation between the theoretical tax expense, assuming all income is taxed at the U.S. federal statutory tax rate applicable to income of the Company and the actual tax expense as reported in the Statements of Operations is as follows:

	Year ended December 31,
	2010	2009
Loss before taxes, as reported in the consolidated statements of operations	$(1,035,719)	$(2,248,843)

Statutory tax rate	34%	34%
Theoretical income tax on the above amount at the U.S. statutory tax rate	$(352,144)	$(764,607)
Deferred taxes for which valuation allowance was provided	(93,749)	1,161,957
Non-deductible credits (expenses)	(21,201)	162,650
Foreign non-deductible expenses	–	72,800
State taxes, net of federal benefit	32,656	216,040
Foreign income in tax rates other than U.S rate	183,915	(11,196)
Taxes in respect of prior years	69,731	(38,169)
Alternative minimum tax for which a valuation allowance was provided	62,292	–
Others	–	5,491

Actual tax expense (benefit)	$(118,500)	$804,966

NOTE 15:–                    SELECTED STATEMENTS OF OPERATIONS DATA

Financial expenses, net:

	Year ended December 31,
	2010	2009
Financial expenses:
Interest, bank charges and fees	$(669,806)	$(715,606)
Debt discount and warrant amortization	(162,793)	(662,417)
Foreign currency transaction differences	(26,622)	(129,468)
Other	(47,722)	–
Total financial expenses	(906,943)	(1,507,491)

Financial income:
Interest	272,784	243,212
Foreign currency transaction differences	262,915	–
Warrant valuation credit	232,758	–
Other	31,219	12,894
Total financial income	799,676	256,106

Total financial expenses, net	$(107,267)	$(1,251,385)

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 16:–                    SEGMENT INFORMATION

a.                 General:

The Company operates in three business segments (see Note 1.a. for a brief description of the Company’s business).

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

b.                 The following is information about reported segment gains, losses and assets:

	Training and Simulation Division	Battery and Power Systems Division	Armor Division	Corporate	Total Company
2010
Revenues from outside customers	$35,562,297	$18,675,517	$19,503,664	$–	$73,741,478
Depreciation , amortization and impairment expenses (1)	(1,597,702)	(1,042,600)	(170,150)	(87,045)	(2,897,497)
Direct expenses (2)	(29,601,497)	(17,052,537)	(19,277,989)	(6,159,668)	(71,535,433)
Segment net income (loss)	4,363,098	1,136,638	55,525	(6,246,713)	(691,452)
Financial income (expenses)	(7,264)	93,670	(246,471)	52,798	(107,267)
Income tax expense (credits)	48,467	93,670	(246,471)	52,798	(107,267)
Net income (loss)	$4,404,301	$674,050	$(191,655)	$(5,803,915)	$(917,219)
Segment assets	$44,604,746	$26,029,719	$8,546,620	$4,455,854	$83,636,939
Additions to long-lived assets	$1,018,813	$773,193	$69,326	$8,830	$1,870,162

2009
Revenues from outside customers	$39,206,173	$17,820,980	$17,507,298	$–	$74,534,451
Depreciation , amortization and impairment expenses (1)	(1,327,231)	(1,031,304)	(181,657)	(179,068)	(2,719,260)
Direct expenses (2)	(33,122,447)	(16,890,781)	(17,122,806)	(7,286,547)	(74,422,581)
Segment net income (loss)	4,756,495	(101,105)	202,835	(7,465,615)	(2,607,390)
Financial expenses	(1,342)	(70,819)	(214,042)	(965,182)	(1,251,385)
Income tax expense (credits)	(7,264)	93,670	(246,471)	52,798	(107,267)
Net income (loss)	$4,938,774	$(142,998)	$(36,881)	$(7,812,704)	$(3,053,809)
Segment assets	$45,933,659	$23,618,194	$12,432,348	$2,133,678	$84,117,879
Additions to long-lived assets	$1,030,944	$312,775	$223,516	$8,025	$1,575,260
_______________________
(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.
(2)	Including, inter alia, sales and marketing, general and administrative, research and development, allowance for settlements and other income.

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

c.                 Summary information about geographic areas:

The following presents total revenues according to the locations of the Company’s end customers and long-lived assets for the years ended December 31, 2010 and 2009:

	2010		2009
	Total revenues	Long-lived assets	Total revenues	Long-lived assets
U.S.A.	$56,495,919	$30,628,970	$54,960,149	$31,216,469
Israel	11,010,352	11,669,755	9,947,724	11,737,637
Taiwan	2,170,447	–	204,098	–
Canada	618,710	–	278,535	–
England	495,465	–	527,405	–
Germany	317,702	–	552,208	–
Australia	300,145	–	–	–
China	227,811	–	–	–
Hong Kong	181,838	–	–	–
Mexico	169,891	–	–	–
India	165,594	–	1,200,711	–
Spain	164,210	–	–	–
Singapore	133,656	–	1,804,992	–
Japan	33,355	–	3,228,035	–
Trinidad	–	–	368,562	–
Other	1,256,383	–	1,462,032	–
	$73,741,478	$42,298,725	$74,534,451	$42,954,106

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

d.                 Revenues from major customers (as a percentage of consolidated revenues):

	Year ended December 31,
	2010	2009
Training and Simulation:
Customer A	18%	32%
Battery and Power Systems:
Customer B	4%	4%
Customer C	4%	5%
Armor:
Customer D	20%	13%
Customer E	4%	5%

During 2010 and 2009, including all of our divisions, various branches of the United States military accounted for approximately 42% and 50% of our revenues, respectively.

e.                 Revenues from major products:

	Year ended December 31,
	2010	2009
Water activated batteries	$3,483,779	$2,484,217
Batteries and chargers	15,191,738	15,336,763
Car, aircraft and other armoring	19,503,664	17,507,298
Simulators	35,562,297	39,206,173
Total	$73,741,478	$74,534,451

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 17:–                    ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consists of currency translation adjustments of $2,143,000 and $1,537,000 at December 31, 2010 and 2009, respectively, and unrealized losses on marketable securities of $3,000 and zero at December 31, 2010 and 2009, respectively.

NOTE 18:–                    AFFILIATED COMPANIES

The Company has an investment in an affiliated company, Concord Safety Solutions, Pvt. Ltd. (26% ownership), which is accounted for under the equity method of accounting. The Company’s interest in the net losses of the affiliated company totaled zero in 2010 and 2009, respectively.

FINANCIAL STATEMENT SCHEDULE

Arotech Corporation and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2010 and 2009

Description	Balance at beginning of period	Reductions	Additions	Balance at end of period
Year ended December 31, 2010
Allowance for doubtful accounts	$47,000	$–	$–	$47,000
Allowance for settlements	1,250,000	(500,000)	803,000	1,553,000
Valuation allowance for deferred taxes*	40,860,000	(4,234,000)	–	36,626,000

Year ended December 31, 2009
Allowance for doubtful accounts	$19,000	$–	$28,000	$47,000
Allowance for settlements	–	–	1,250,000	1,250,000
Valuation allowance for deferred taxes*	37,781,000	–	3,079,000	40,860,000

*The 2010 and 2009 valuation allowance includes an adjustment to the prior year provision calculation due to changes recognized in the preparation of the actual returns.