Form 10-Q
period 2011-03-31
AROTECH CORP
filed 2011-05-16
CIK 916529

0
OMB APPROVAL
OMB Number:3235-0070 Expires:January 31, 2013 Estimated average burden hours per response 187.20
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2011 .

Commission file number:   0-23336

AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

(800) 281-0356
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☐No  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer: ☐                                                                                         Accelerated filer: ☐
Non-accelerated filer: ☐                                                                               Smaller reporting company: ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐ No  ☒

The number of shares outstanding of the issuer’s common stock as of May 10, 2011 was 14,801,823.

SEC 1296 (03-10)

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,256,122	$6,335,307
Available for sale securities	391,365	399,449
Restricted collateral deposits	2,257,087	1,842,143
Trade receivables (net of allowance for doubtful accounts in the amount of $46,000 as of March 31, 2011 and $47,000 as of December 31, 2010)	8,539,739	13,812,906
Unbilled receivables	5,169,189	3,280,821
Other accounts receivable and prepaid expenses	1,122,458	852,935
Inventories	11,300,003	9,654,009
Total current assets	31,035,963	36,177,570
LONG TERM ASSETS:
Deferred tax assets	665,034	652,292
Severance pay fund	4,316,990	4,126,835
Other long term assets and receivables	645,440	381,517
Property and equipment, net	4,450,412	4,639,511
Other intangible assets, net	4,410,328	4,878,754
Goodwill	32,936,033	32,780,460
Total long term assets	47,424,237	47,459,369
Total assets	$78,460,200	$83,636,939

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$4,782,018	$4,382,160
Other accounts payable and accrued expenses	5,457,148	6,527,347
Current portion of capitalized leases	32,684	39,181
Current portion of long term debt	998,204	1,417,543
Short term bank credit	1,912,379	2,488,206
Deferred revenues	4,560,915	5,926,460
Total current liabilities	17,743,348	20,780,897
LONG TERM LIABILITIES:
Accrued severance pay	6,118,071	5,843,305
Long term portion of capitalized leases	4,690	11,549
Long term debt	1,021,894	1,023,008
Deferred tax liability	3,427,502	3,315,000
Other long term liabilities	184,358	178,811
Total long term liabilities	10,756,515	10,371,673
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of March 31, 2011 and December 31, 2010; Issued and outstanding: 14,825,754 shares and 14,842,283 shares as of March 31, 2011 and December 31, 2010, respectively	148,258	148,423
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of March 31, 2011 and December 31, 2010; No shares issued and outstanding as of March 31, 2011 and December 31, 2010	–	–
Additional paid-in capital	221,839,475	221,856,095
Accumulated deficit	(173,348,386)	(170,705,241)
Notes receivable from stockholders	(954,647)	(954,647)
Accumulated other comprehensive income	2,275,637	2,139,739
Total stockholders’ equity	49,960,337	52,484,369
Total liabilities and stockholders’ equity	$78,460,200	$83,636,939

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. Dollars, except share data)

	Three months ended March 31,
	2011	2010
Revenues	$13,302,641	$21,150,394

Cost of revenues, exclusive of amortization of intangibles	10,524,569	15,326,651
Research and development expenses	550,440	814,481
Selling and marketing expenses	1,372,798	1,160,659
General and administrative expenses	2,990,240	2,953,597
Amortization of intangible assets and capitalized software	479,644	421,648
Total operating costs and expenses	15,917,691	20,677,036

Operating profit (loss)	(2,615,050)	473,358

Other income (expense)	(19,740)	23,460
Financial income (expenses), net	132,269	(143,250)
Total other income (expenses)	112,529	(119,790)
Income (loss) before income tax expenses	(2,502,521)	353,568

Income tax expenses	(140,624)	(262,020)
Net profit (loss)	$(2,643,145)	$91,548

Basic net profit (loss) per share	$(0.19)	$0.01
Diluted net profit (loss) per share	$(0.18)	$0.01
Weighted average number of shares used in computing basic net profit (loss) per share	13,689,149	13,487,673
Weighted average number of shares used in computing diluted net profit (loss) per share	14,844,124	14,090,413

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$(2,643,145)	$91,548
Adjustments required to reconcile net profit (loss) to net cash(used in) provided by operating activities:
Depreciation	302,828	314,659
Amortization of intangible assets and capitalized software	479,644	421,648
Amortization of debt discount	21,596	51,488
Compensation related to shares issued to employees, consultants and directors	41,657	118,938
Adjustment to value of warrants and imbedded features on the senior convertible notes	(118,385)	(48,056)
Capital loss from sale of property and equipment	50,507	–
Deferred taxes	99,760	139,868
Changes in operating assets and liabilities:
Severance pay, net	84,611	185,413
Trade receivables	5,273,167	(2,264,604)
Other accounts receivable and prepaid expenses	(533,446)	19,105
Inventories	(1,645,994)	1,795,490
Unbilled receivables	(1,888,368)	(2,364,123)
Deferred revenues	(1,365,545)	934,695
Trade payables	399,858	912,257
Accounts payable and accrued expenses	(946,270)	(830,700)
Net cash provided by (used in) operating activities	(2,387,525)	(522,374)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(163,350)	(149,695)
Additions to capitalized software development	(8,000)	–
Proceeds from sale of property and equipment	(886)	–
Investment in marketable securities	8,084	–
Restricted collateral deposits	(414,944)	(285)
Net cash provided by (used in) investing activities	$(579,096)	$(149,980)

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Three months ended March 31,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	$(455,405)	$(429,534)
Increase (decrease) in short term bank credit	(575,827)	986,695
Purchase of treasury stock	(58,441)	(9,630)
Net cash provided by (used in) financing activities	(1,089,673)	547,531
DECREASE IN CASH AND CASH EQUIVALENTS	(4,056,294)	(124,823)
CASH ACCRETION (EROSION) DUE TO EXCHANGE RATE DIFFERENCES	(22,891)	8,062
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	6,335,307	1,901,525
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$2,256,122	$1,784,764
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Interest paid during the period	$79,514	$143,841
Note conversion to common stock	$–	$43,000
Taxes paid on income during the period	$8,296	$–

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

b.           Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at March 31, 2011, its operating results for the three-month periods ended March 31, 2011 and 2010, and its cash flow for the three-month periods ended March 31, 2011 and 2010.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2011.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

c.           Accounting for stock-based compensation:

For the three months ended March 31, 2011 and 2010 the compensation expense recorded related to restricted stock units and restricted shares was $41,657 and $118,938, respectively. The remaining total compensation cost related to share awards not yet recognized in the income statement as of March 31, 2011 was $100,326 all of which was for restricted stock units and restricted shares that vest on longevity rather than performance. The weighted average period over which this compensation cost is expected to be recognized is approximately one and one-half years. Income tax expense was not impacted since the Company is in a net operating loss position. There were no new options issued in the first three months of 2011 and no options were exercised in the first three months of 2011. The Company’s directors received their annual restricted stock grants on April 1, 2011 in accordance with the terms of the directors’ stock compensation plan.

d.           Reclassification:

Certain comparative data in these financial statements may have been reclassified to conform to the current year’s presentation.

e.           Anti-dilutive shares for EPS calculation

All outstanding stock options, non-vested restricted stock, non-vested restricted stock units, and warrants have been excluded from the calculation of the basic net income (loss) per common share because all such securities are anti-dilutive for the periods presented and the Company has excluded any restricted stock or restricted stock units that will never vest under the current program. The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net income (loss) per share for the three-month periods ended March 31, 2011 and 2010 were 1,250,649 and 1,112,608, respectively.

NOTE 2:                      INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method or the FIFO method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. Inventory write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and for market prices lower than cost. Inventories increased, from December 31, 2010, $332,137 in the Training and Simulation Division, $77,533 in the Battery Division and $1,236,324 in the Armor Division for the product required to fulfill the current backlog. Inventories are composed of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)
Raw and packaging materials	$7,860,188	$7,693,001
Work in progress	2,589,499	1,280,669
Finished products	850,316	680,339
Total:	$11,300,003	$9,654,009

NOTE 3:                      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

For information about previous new accounting pronouncements and the potential impact on the Company’s Consolidated Financial Statements, see Note 2 of the Notes to Consolidated Financial Statements in the Company’s 2010 Form 10-K. The Company has adopted both ASU 2009-13 and ASU 2009-14. Therefore, the Company has discontinued the use of the residual method and now bases its revenue allocations on estimated sales prices. The impact of adoption did not have a significant impact on its consolidated financial statements.

NOTE 4:                      SEGMENT INFORMATION

a.           The Company and its subsidiaries operate primarily in three business segments and follow the requirements of FASB ASC 280-10. Additionally, the three segments are also treated by the Company as reporting units for goodwill purposes under FASB ASC 350-20-35. The goodwill amounts associated with each of these reporting units was determined and valued when the specific businesses in the reportable segment were purchased.

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

b.           The following is information about reported segment revenues, income (losses) and total assets for the three months ended March 31, 2011 and 2010:

	Training and Simulation Division	Battery and Power Systems Division	Armor Division	Corporate Expenses	Total Company
Three months ended March 31, 2011
Revenues from outside customers	$8,250,402	$4,190,069	$862,170	$–	$13,302,641
Depreciation and amortization(1)	(463,610)	(263,877)	(37,649)	(17,336)	(782,472)
Direct expenses(2)	(7,099,985)	(4,361,536)	(2,531,798)	(1,161,640)	(15,154,959)
Segment net income (loss)	$686,807	$(435,344)	$(1,707,277)	$(1,178,976)	$(2,634,790)
Financial income (expense)	(317)	57,985	23,103	51,498	132,269
Income tax credits	(28,122)	–	–	(112,502)	(140,624)
Net income (loss)	$658,368	$(377,359)	$(1,684,174)	$(1,239,980)	$(2,643,145)
Segment assets(3)	$43,773,249	$25,271,142	$8,985,164	$430,645	$78,460,200
Additions to long-lived assets	$30,809	$61,773	$75,423	$3,345	$171,350
Three months ended March 31, 2010
Revenues from outside customers	$9,645,541	$4,953,032	$6,551,821	$–	$21,150,394
Depreciation and amortization(1)	(392,176)	(253,866)	(46,017)	(44,248)	(736,307)
Direct expenses(2)	(7,937,757)	(4,529,522)	(6,193,052)	(1,256,938)	(19,917,269)
Segment net income (loss)	$1,315,608	$169,644	$312,752	$(1,301,186)	$496,818
Financial expense	–	(6,066)	(33,090)	(104,094)	(143,250)
Income tax expense (credits)	(75,384)	(47,347)	709	(139,998)	(262,020)
Net income (loss)	$1,240,224	$116,231	$280,371	$(1,545,278)	$91,548
Segment assets(3)	$48,796,684	$23,328,821	$11,725,685	$2,671,678	$86,522,868
Additions to long-lived assets	$25,924	$113,474	$27,797	$–	$167,195

(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.

(2)	Including, inter alia, sales and marketing, general and administrative.

(3)
Out of those amounts, goodwill in the Company’s Training and Simulation, Battery and Power Systems and Armor Divisions stood at $24,435,640, $6,570,184 and $1,930,209, respectively, as of March 31, 2011 and $24,435,640, $6,159,659 and $1,833,397, respectively, as of March 31, 2010. Subsequent to the 2004 purchase of AoA, the Company recorded an impairment charge in 2005 to fully impair related goodwill ($10.5 million) and intangible assets ($2.6 million). Additionally, due to an earnout on the same transaction, the Company recorded an additional $316,000 in goodwill in 2007 and immediately recorded an impairment of $316,000. The Company has not recorded any other goodwill impairment charges.

NOTE 5:                      COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three months ended March 31, 2011 and 2010 is summarized below:

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$(2,643,145)	$91,548
Marketable securities	(15,951)	–
Foreign currency translation	151,849	166,700
Total comprehensive income (loss)	$(2,507,247)	$258,248

NOTE 6:                      CONVERTIBLE NOTES AND DETACHABLE WARRANTS

10% Senior Convertible Notes due August 15, 2011

Pursuant to the terms of a Securities Purchase Agreement dated August 14, 2008, the Company issued and sold to a group of institutional investors 10% senior convertible notes in the aggregate principal amount of $5.0 million due August 15, 2011. These notes are convertible at any time prior to August 15, 2011 at a conversion price of $2.24 per share. As part of the Company’s analysis of the convertible debt and related warrants, the Company reviewed and followed the guidance of FASB ASC 718-10, ASC 815-40-15, ASC 470-20-30 and ASC 105-10-05.

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

On March 31, 2011, the Company revalued its warrants, their embedded conversion options and their embedded put options and recorded a reduction in expense of approximately $118,000 in the first quarter of 2011 in financial expense. The table below lists the variables used in the Black-Scholes calculation and the resulting fair values using significant unobservable inputs:

Variables	December 31, 2009	December 31, 2010	March 31, 2011
Stock price	$1.70	$1.67	$1.40
Risk free interest rate	1.70%	1.02%	1.29%
Volatility	79.85%	76.90%	74.66%
Dividend yield	0.00%	0.00%	0.00%
Contractual life	1.6 years	0.6 years	0.4 years
Values	December 31, 2009	December 31, 2010	March 31, 2011
Warrants	$298,570	$131,355	$35,775
Conversion option	88,156	28,822	6,686
Puts	7,371	1,162	493
Total value	$394,097	$161,339	$42,954

Principal payments of $909,000 are due on the convertible notes in 2011.

NOTE 7:                      FINANCING ACTIVITIES

Loan to DEI Services Corporation

Concurrent with the Securities Purchase Agreement dated August 14, 2008, the Company purchased a $2.5 million Senior Subordinated Convertible Note from an unaffiliated company, DEI Services Corporation (“DEI”). On August 10, 2010, DEI repaid the entire $2.5 million principal amount of the DEI Note, along with all outstanding earned and unpaid interest. Inasmuch as the Company had previously established an allowance of $500,000 in the third quarter 2009 on the DEI Note based on the Company’s expectation that the Company would not collect the entire DEI Note, the Company recognized the difference between the $2.0 million book value of the DEI Note and the $2.5 million that was actually collected as a recovery under allowance for settlements on the Company’s financial statements. Additionally, the Company accrued unpaid interest on the DEI Note through June 30, 2010 in the amount of $140,000, which was recorded as a reduction of financial expenses and additionally recorded $11,000 in interest income in the third quarter of 2010. This transaction extinguished the Company’s conversion options and rights of first refusal with respect to DEI.

NOTE 8:                      FAIR VALUE MEASUREMENT

The carrying value of short term assets and liabilities in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted collateral deposits, trade receivables, unbilled receivables, inventories, prepaid and other assets, trade payables, accrued expenses, deferred revenues and other liabilities as of March 31, 2011 and December 31, 2010, approximate fair value because of the short maturity of these instruments. The carrying amounts of long term debt approximates the estimated fair values at March 31, 2011, based upon the Company’s ability to acquire similar debt at similar maturities. Additionally, the Battery Division in Israel is investing excess cash in negotiable securities.

NOTE 9:                      COMMON STOCK REPURCHASE PROGRAM

In February of 2009, the Company authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of its common stock. Pursuant to this plan, the Company through March 31, 2011 had repurchased 601,406 shares of its common stock for $815,109 ($802,941 net of commissions), all of which was purchased after April 1, 2009. At March 31, 2011, the Company had remaining authorization for the repurchase of up to $197,059 in shares of its common stock. The repurchase program is subject to the discretion of the Company’s management.

NOTE 10:                    AFFILIATED PARTIES

The Company has an immaterial investment in an affiliated company, Concord Safety Solutions, Pvt. Ltd. (26% ownership). During the first quarter of 2011, the Company loaned Concord Safety Solutions approximately $250,000, recorded in other long-term receivables, for use as working capital.

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

Executive Summary

We are a defense and security products and services company, engaged in three business areas: interactive simulation for military, law enforcement and commercial markets (Training and Simulation Division); batteries and charging systems for the military (Battery and Power Systems Division); and high-level armoring for military, paramilitary and commercial vehicles (Armor Division).

Overview of Results of Operations

Acquisitions

In the acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of definite-lived intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of definite-lived intangible assets in the amount of a fraction (based on the useful life of the definite-lived intangible assets) of the amount recorded as intangible assets. Such amortization charges continued during the first three months of 2011. We are required to review long-lived intangible assets and goodwill for impairment at least annually or whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that the carrying amount of these assets has been impaired, we must record the impairment charge in our statement of operations.

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

On March 31, 2011, we revalued these warrants, their embedded conversion option and their embedded put options and recorded a reduction in expense of approximately $118,000 in the first quarter in financial expense. The table below lists the variables used in the Black-Scholes calculation and the resulting fair values using significant unobservable inputs:

Variables	December 31, 2009	December 31, 2010	March 31, 2011
Stock price	$1.70	$1.67	$1.40
Risk free interest rate	1.70%	1.02%	1.29%
Volatility	79.85%	76.90%	74.66%
Dividend yield	0.00%	0.00%	0.00%
Contractual life	1.6 years	0.6 years	0.4 years
Values	December 31, 2009	December 31, 2010	March 31, 2011
Warrants	$298,570	$131,355	$35,775
Conversion option	88,156	28,822	6,686
Puts	7,371	1,162	493
Total value	$394,097	$161,339	$42,954

Principal payments of $909,000 are due on the convertible notes in 2011.

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

Restricted Shares, Restricted Stock Units and Options

In accordance with FASB ASC 505-50, we incurred, for the three months ended March 31, 2011 and 2010, compensation expense related to restricted stock units and restricted shares of approximately $42,000 and $119,000, respectively. Our directors received their annual restricted stock grants on April 1, 2011 in accordance with the terms of the directors’ stock compensation plan.

Overview of Operating Performance and Backlog

Overall, our loss before income tax expenses for the three months ended March 31, 2011 was $2.5 million on revenues of $13.3 million, compared to a profit of $354,000 on revenues of $21.2 million during the three months ended March 31, 2010. Our overall backlog for the first quarter of 2011 totaled $106.5 million, the largest backlog in our history, due primarily to the $63.4 million VCTS contract signed by our Training and Simulation Division in May 2011, as described under “Recent Developments,” below

In our Training and Simulation Division, revenues decreased from approximately $9.6 million in the first three months of 2010 to $8.3 million in the first three months of 2011. As of March 31, 2011, our backlog for our Training and Simulation Division totaled $82.4 million compared to $25.1 million in the first quarter of 2010.

In our Battery and Power Systems Division, revenues decreased from approximately $5.0 million in the first three months of 2010 to approximately $4.2 million in the first three months of 2011. As of March 31, 2011, our backlog for our Battery and Power Systems Division totaled $13.0 million compared to $12.7 million in the first quarter of 2010.

In our Armor Division, revenues decreased from $6.6 million during the first three months of 2010 to $862,000 during the first three months of 2011. As of March 31, 2011, our backlog for our Armor Division totaled $11.1 million compared to $4.7 million in the first quarter of 2010.

The table below details the percentage of total recognized revenue by type of arrangement for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
Type of Revenue	2011	2010
Sale of products	91.4%	95.6%
Maintenance and support agreements	5.9%	2.8%
Long term research and development contracts	2.7%	1.6%
Total	100.0%	100.0%

Common Stock Repurchase Program

In February of 2009, we authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of our common stock. Pursuant to this plan, through March 31, 2011 we have repurchased 601,406 shares of our common stock for $815,109 ($802,941 net of commissions), all of which was purchased after April 1, 2009. At March 31, 2011, we had remaining authorization for the repurchase of up to $197,059 in shares of our common stock. The repurchase program is subject to the discretion of our management.

Recent Developments

VCTS Award

In May 2011, our FAAC subsidiary received a $63.4 million contract award for the design, development, production, and delivery of 28 Virtual Clearance Training Suites (VCTS). VCTS simulates the wide array of large and small technical devices, purpose-built mine-protected detection and clearing vehicles, and ever-evolving tactics and techniques used by the U.S. Army to combat improvised explosive devices. This base order for 28 systems is to be delivered incrementally over a 36-month period. Including all priced options this award is valued at up to $93.9 million.

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

Results of Operations

Three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Revenues. Revenues for the three months ended March 31, 2011 totaled $13.3 million, compared to $21.2 million in the comparable period in 2010, a decrease of $7.8 million, or 37.1%. In the first quarter of 2011, revenues were $8.3 million for the Training and Simulation Division (compared to $9.6 million in the first quarter of 2010, a decrease of $1.4 million, or 14.5%, due primarily to a slowdown in Department of Defense spending and the completion of a simulator contract that produced significant revenue ($2.7 million) in the first quarter of 2010);  $4.2 million for the Battery and Power Systems Division (compared to $5.0 million in the first quarter of 2010, a decrease of $763,000, or 15.4%, due primarily to several significant signed contracts that were delayed and are now expected to ship in the second and third quarters); and $862,000 for the Armor Division (compared to $6.6 million in the first quarter of 2010, a decrease of $5.7 million, or 86.8%, also due primarily to several significant contracts that were delayed and are now expected to ship in the second and third quarters).

Cost of revenues. Cost of revenues totaled $10.5 million during the first quarter of 2011, compared to $15.3 million in the first quarter of 2010, a decrease of $4.8 million, or 31.3%, due primarily to the reduction in sales. Cost of revenues were $5.0 million for the Training and Simulation Division (compared to $5.9 million in the first quarter of 2010, a decrease of $943,000, or 16.0%, due primarily to the reduction in sales); $3.9 million for the Battery and Power Systems Division (compared to $4.2 million in the first quarter of 2010, a decrease of $238,000, or 5.7%, due primarily to the reduction in sales and decreased operating efficiencies due to the reduction in revenue); and $1.6 million for the Armor Division (compared to $5.3 million in the first quarter of 2010, a decrease of $3.6 million, or 68.9%, due primarily to the reduction in sales and decreased operating efficiencies, due to the reduction in revenue, along with unfavorable variances in materials).

Research and development expenses. Research and development expenses for the first quarter of 2011 were $550,000, compared to $814,000 during the first quarter of 2010, a decrease of $264,000, or 32.4%, due primarily to a reduction in spending of $194,000 in the Armor division related to the Tiger vehicle and a reduction of $90,000 in the Training and Simulation Division due to the completion of several projects.

Selling and marketing expenses. Selling and marketing expenses for the first quarter of 2011 were $1.4 million, compared to $1.2 million in the first quarter of 2010, an increase of $212,000, or 18.3%, due primarily to increased expenses in the Training and Simulation Division related to an increase in the sales force and increased participation in trade shows.

General and administrative expenses. General and administrative expenses for the first quarter of 2011 were $3.0 million, compared to $3.0 million in the first quarter of 2010, an increase of $37,000, or 1.2%, due primarily to an increase in expenses in the Battery and Power Systems Division offset by a reduction in general corporate expenses related to stock compensation expense.

Amortization of intangible assets. Amortization of intangible assets totaled $480,000 in the first quarter of 2011, compared to $422,000 in the first quarter of 2010, an increase of $58,000, or 13.8%, due primarily to the increase in amortization of capitalized software in our Training and Simulation Division.

Financial income (expense), net. Financial income totaled $132,000 in the first quarter of 2011, compared to a financial expense of $(143,000) in the first quarter of 2010, an decrease of $276,000, due primarily to a reduction in the Corporate expenses associated with our warrants.

Income taxes. We recorded a total of $141,000 in tax expense in the first quarter of 2011, compared to $262,000 in tax expense in the first quarter of 2010, a decrease of $121,000, or 46.3%, mainly concerning state and local taxes. This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $113,000 and $140,000, respectively, in non-cash expenses in the first quarter of 2011 and 2010 (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets).

Net profit (loss). Due to the factors cited above, we went from a net profit of $92,000 in the first quarter of 2010 to a net loss of $2.6 million in the first quarter of 2011, a difference of $2.7 million.

Liquidity and Capital Resources

As of March 31, 2011, we had $2.3 million in cash and $2.3 million in restricted collateral deposits, as compared to December 31, 2010, when we had $6.3 million in cash and $1.8 million in restricted collateral deposits. We also had $6.6 million in unused bank lines of credit with our main bank as of March 31, 2011, under a $10.0 million credit facility under our FAAC subsidiary, which is secured by our assets and the assets of our other subsidiaries and guaranteed by us. There was $3.4 million of available credit on this line as of March 31, 2011, based on our borrowing base calculations.

We used available funds in the three months ended March 31, 2011 primarily for working capital, investment in fixed assets and repayment of short term debt. We purchased approximately $163,000 of fixed assets during the three months ended March 31, 2011. Our net fixed assets amounted to $4.5 million at quarter end.

Net cash used in operating activities for the three months ended March 31, 2011 and 2010 was $2.4 million and $522,000, respectively, an increase of $1.9 million. This increase in cash used was primarily due to the operating loss in 2011 and a decrease in working capital.

Net cash used in investing activities for the three months ended March 31, 2011 and 2010 was $579,000 and $150,000, an increase of $429,000. This increase was primarily the result the purchase of long lived assets and an increase in restricted collateral deposits.

Net cash (used in)/provided by financing activities for the three months ended March 31, 2011 and 2010 was $(1.1) million and $548,000, respectively. The 2011 cash used in financing activities was due to the repayment of short-term debt.

As of March 31, 2011, we had approximately $1.9 million in short-term bank debt and $2.0 million in long-term debt outstanding. This is in comparison to $2.5 million in short-term bank debt and $2.4 million in long-term debt outstanding as of December 31, 2010.

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

Foreign Currency Exchange Rate Risk

Since a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only minor foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2011. Certain of our research, development and production activities are carried out by our Israeli subsidiary, EFL, at its facility in Beit Shemesh, and accordingly we have sales and expenses in NIS. Additionally, our MDT and Epsilor subsidiaries operate primarily in NIS. However, the majority of our sales are made outside Israel in U.S. dollars, and a substantial portion of our costs are incurred in U.S. dollars. Therefore, our functional currency is the U.S. dollar.

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

PART II

ITEM 1.                 LEGAL PROCEEDINGS.

Shareholders Derivative Complaint

On May 6, 2009 a purported shareholders derivative complaint (the “Derivative Complaint”) was filed in the United States District Court for the Eastern District of New York against us and certain of our officers and directors related to our acquisition of Armour of America in 2005 and certain public statements made by us with respect to our business and prospects, including allegations that we did not have adequate systems of internal operational or financial controls, and that our financial statements and reports were not prepared in accordance with GAAP and SEC rules. We moved for dismissal of the Derivative Complaint in March of 2010, and the Derivative Complaint was dismissed without prejudice on March 31, 2011.

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

ITEM 1A.    RISK FACTORS.

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010. We do not believe that there have been any material changes in the risk factors disclosed in the Annual Report on Form 10-K.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In February of 2009, we authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of our common stock. Pursuant to this plan, through March 31, 2011 we have repurchased 601,406 shares of our common stock for $815,109 ($802,941 net of commissions), all of which was purchased after April 1, 2009. At March 31, 2011, we had remaining authorization for the repurchase of up to $197,059 in shares of our common stock. The repurchase program is subject to the discretion of our management. The following table shows information relating to the repurchase of our common stock during the three months ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
January 1, 2011 through January 31, 2011	12,425	$1.61	12,425	$234,714
February 1, 2011 through February 28, 2011	12,972	$1.54	12,972	$214,733
March 1, 2011 through March 31, 2011	12,800	$1.38	12,800	$197,059
TOTAL THIS QUARTER	38,197		38,197

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

Dated:           May 16, 2011

AROTECH CORPORATION

By:	/s/ Robert S. Ehrlich
	Name:	Robert S. Ehrlich
	Title:	Chairman and CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Vice President – Finance and CFO
(Principal Financial Officer)