Form 10-Q
period 2011-06-30
AROTECH CORP
filed 2011-08-15
CIK 916529

0
OMB APPROVAL
OMB Number:3235-0070 Expires:January 31, 2013 Estimated average burden hours per response 187.20
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2011 .

Commission file number:   0-23336

AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer: ☐	Accelerated filer: ☐
Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐  No  ☒

The number of shares outstanding of the issuer’s common stock as of August 10, 2011 was 15,097,709.

PART I

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,172,996	$6,335,307
Available for sale securities	–	399,449
Restricted collateral deposits	1,936,146	1,842,143
Trade receivables (net of allowance for doubtful accounts in the amount of $46,000 as of June 30, 2011 and $47,000 as of December 31, 2010)	13,671,736	13,812,906
Unbilled receivables	3,143,248	3,280,821
Other accounts receivable and prepaid expenses	1,469,648	852,935
Inventories	13,923,522	9,654,009
Total current assets	35,317,296	36,177,570
LONG TERM ASSETS:
Deferred tax assets	677,887	652,292
Severance pay fund	4,478,479	4,126,835
Other long term assets and receivables	348,644	381,517
Property and equipment, net	4,530,272	4,639,511
Other intangible assets, net	3,942,244	4,878,754
Goodwill	33,092,956	32,780,460
Total long term assets	47,070,482	47,459,369
Total assets	$82,387,778	$83,636,939

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$7,062,654	$4,382,160
Other accounts payable and accrued expenses	5,503,680	6,527,347
Current portion of capitalized leases	23,887	39,181
Current portion of long term debt	559,324	1,417,543
Short term bank credit	4,836,170	2,488,206
Deferred revenues	4,947,432	5,926,460
Total current liabilities	22,933,147	20,780,897
LONG TERM LIABILITIES:
Accrued severance pay	6,295,559	5,843,305
Long term portion of capitalized leases	3,343	11,549
Long term debt	998,861	1,023,008
Deferred tax liability	3,540,002	3,315,000
Other long term liabilities	23,415	178,811
Total long term liabilities	10,861,180	10,371,673
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of June 30, 2011 and December 31, 2010; Issued and outstanding: 15,107,309 shares and 14,842,283 shares as of June 30, 2011 and December 31, 2010, respectively	151,073	148,423
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of June 30, 2011 and December 31, 2010; No shares issued and outstanding as of June 30, 2011 and December 31, 2010	–	–
Additional paid-in capital	222,355,164	221,856,095
Accumulated deficit	(175,419,825)	(170,705,241)
Notes receivable from stockholders	(954,647)	(954,647)
Accumulated other comprehensive income	2,461,686	2,139,739
Total stockholders’ equity	48,593,451	52,484,369
Total liabilities and stockholders’ equity	$82,387,778	$83,636,939

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. Dollars, except share data)

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Revenues	$27,598,467	$40,054,254	$14,295,826	$18,903,860

Cost of revenues, exclusive of amortization of intangibles	21,272,536	28,610,458	10,747,967	13,283,807
Research and development expenses	1,012,853	1,578,497	462,413	764,016
Selling and marketing expenses	2,832,267	2,597,294	1,459,469	1,436,635
General and administrative expenses	5,949,622	5,871,919	2,959,382	2,918,322
Amortization of intangible assets and capitalized software	961,299	838,906	481,655	417,258
Total operating costs and expenses	32,028,577	39,497,074	16,110,886	18,820,038

Operating income (loss)	(4,430,110)	557,180	(1,815,060)	83,822

Other income (expense)	(1,541)	61,218	18,199	37,758
Allowance for settlements, net	–	500,000	–	500,000
Financial expenses, net	(1,687)	(207,710)	(133,956)	(64,460)
Total other income (expenses)	(3,228)	353,508	(115,757)	473,298
Income (loss) before income tax expenses	(4,433,338)	910,688	(1,930,817)	557,120

Income tax expenses	(281,246)	(459,140)	(140,622)	(197,120)
Net income (loss)	$(4,714,584)	$451,548	$(2,071,439)	$360,000

Basic net income (loss) per share	$(0.34)	$0.03	$(0.15)	$0.03
Diluted net income (loss) per share	$(0.34)	$0.03	$(0.15)	$0.02

Weighted average number of shares used in computing basic net income (loss) per share	13,796,680	13,944,492	13,855,164	14,013,658
Weighted average number of shares used in computing diluted net income (loss) per share	13,796,680	14,547,232	13,855,164	14,616,398

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,714,584)	$451,548
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	603,819	622,345
Amortization of intangible assets and capitalized software	961,299	838,906
Amortization of debt discount	34,841	96,000
Compensation related to shares issued to employees and directors	132,919	302,096
Adjustment to value of warrants and embedded features on the senior convertible notes	(16,085)	(195,647)
Capital loss from sale of property and equipment	50,507	–
Deferred taxes	199,407	274,220
Changes in operating assets and liabilities:
Severance pay, net	100,610	151,253
Trade receivables	141,170	281,997
Other accounts receivable and prepaid expenses	(583,840)	(959,793)
Inventories	(4,269,513)	1,358,761
Unbilled receivables	137,573	(2,728,350)
Deferred revenues	(979,028)	1,394,620
Trade payables	2,680,494	318,054
Other accounts payable and accrued expenses	(1,162,979)	(1,234,249)
Net cash provided by (used in) operating activities	(6,683,390)	971,761
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of investment grants received from the State of Israel	(545,973)	(337,414)
Additions of capitalized software development	(24,323)	(231,516)
Proceeds from sale of property and equipment	886	–
Sales of marketable securities	399,449	–
Decrease (increase) in restricted collateral deposits	(94,003)	100,340
Net cash used in investing activities	$(263,964)	$(468,590)

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Six months ended June 30,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	$(481,649)	$(527,389)
Increase in short term bank credit	2,347,964	–
Purchase of treasury stock	(90,257)	(56,453)
Net cash provided by (used in) financing activities	1,776,058	(583,842)
DECREASE IN CASH AND CASH EQUIVALENTS	(5,171,296)	(80,671)
CASH ACCRETION (EROSION) DUE TO EXCHANGE RATE DIFFERENCES	8,985	(43,001)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	6,335,307	1,901,525
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$1,172,996	$1,777,853
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Interest paid during the period	$146,718	$289,839
Taxes on income paid during the period	$8,296	$85,147
Note conversion to common stock	$459,058	$425,647

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:                      BASIS OF PRESENTATION

a.           Company:

Arotech Corporation (“Arotech”) and its wholly-owned subsidiaries (the “Company”) provide defense and security products for the military, law enforcement and homeland security markets, including multimedia interactive simulators/trainers, lightweight vehicle armoring, and advanced zinc-air and lithium batteries and chargers. The Company operates primarily through its wholly-owned subsidiaries FAAC Incorporated (“FAAC”), based in Ann Arbor, Michigan; MDT Protective Industries, Ltd. (“MDT”), based in Lod, Israel; MDT Armor Corporation (“MDT Armor”), based in Auburn, Alabama; Electric Fuel Battery Corporation (“EFB”), based in Auburn, Alabama; Electric Fuel Ltd. (“EFL”), based in Beit Shemesh, Israel, which the Company merged into its Epsilor subsidiary in July 2011; and Epsilor-EFL Ltd. (formerly Epsilor Electronic Industries, Ltd.) (“Epsilor”), based in Dimona, Israel. The Company’s former subsidiary Armour of America Incorporated (“AoA”) has been merged into MDT Armor. Additionally, IES Interactive Training (“IES”), and Realtime Technologies (“RTI”) were merged with FAAC to create Arotech’s Training and Simulation Division (“ATSD”).

b.           Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at June 30, 2011, its operating results for the six- and three-month periods ended June 30, 2011 and 2010, and its cash flow for the six-month periods ended June 30, 2011 and 2010.

The results of operations for the six and three months ended June 30, 2011 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2011.

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

c.           Accounting for stock-based compensation:

For the six months ended June 30, 2011 and 2010, the compensation expense recorded related to restricted stock units and restricted shares was $132,919 and $302,096, respectively, all of which was for restricted stock units and restricted shares. The remaining total compensation cost related to non-vested stock options and non-vested restricted share awards not yet recognized in the income statement as of June 30, 2011 was $356,720, all of which was for restricted stock units and restricted shares. The weighted average period over which this compensation cost is expected to be recognized is approximately one and one-half years. Income tax expense was not impacted since the Company is in a net operating loss position. There were no new options issued in the first six months of 2011 and no options were exercised in the first six months of 2011. The Company’s directors received their annual restricted stock grants on April 1, 2011 in accordance with the terms of the directors’ stock compensation plan. Additionally, the corporate officers received their annual restricted stock grants on April 25, 2011.

d.           Reclassification:

Certain comparative data in these financial statements may have been reclassified to conform to the current year’s presentation.

e.           Anti-dilutive shares for EPS calculation:

All outstanding stock options, non-vested restricted stock units and restricted stock along with the warrants have been excluded from the calculation of the diluted net loss per share for 2011 because all such securities are anti-dilutive.  The Company has also excluded all outstanding stock options along with the warrants that are below market value for the calculation of the diluted net income per share for 2010. Additionally, the Company has excluded any restricted shares that will never vest under the current program. The total weighted average number of shares excluded from the calculations of diluted net income (loss) per share for the six-month periods ended June 30, 2011 and 2010 were 1,440,949 and 778,860, respectively.

NOTE 2:                      INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method or the FIFO method. The Company periodically reviews the raw material inventory levels along with the current and historical purchase prices of the inventory. Based on these reviews, provisions are made in each period to write down inventory to its net realizable value. Inventory write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and for market prices lower than cost. Inventories increased, from December 31, 2010, $572,691 in the Training and Simulation Division, $739,427 in the Battery Division and $2,957,395 in the Armor Division for the product required to fulfill the increased current backlog. Inventories are composed of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
Raw and packaging materials	$9,139,775	$7,693,001
Work in progress	4,081,977	1,280,669
Finished products	701,770	680,339
Total:	$13,923,522	$9,654,009

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

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.” ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, it requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 will become effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The standard will become effective for the Company in January 2012. The Company is currently evaluating the impact of ASU 2011-05 on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4:                      SEGMENT INFORMATION

a.           General:

The Company operates primarily in three operating segments. Additionally, the three segments are also treated by the Company as reporting units for goodwill impairment evaluation purposes. The goodwill amounts associated with each of these reporting units were determined and valued when the respective operations were purchased.

The Company’s reportable segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The accounting policies of the operating segments are the same as those used by the Company in the preparation of its annual financial statements. The Company evaluates performance based upon two primary factors, one is the segment’s net income and the other is the segment’s contribution to the Company’s future strategic growth.

b.           The following is information about reported segment revenues, income (losses) and total assets for the six and three months ended June 30, 2011 and 2010:

	Training and Simulation Division	Battery and Power Systems Division	Armor Division	Corporate Expenses	Total Company
Six months ended June 30, 2011
Revenues from outside customers	$14,710,601	$8,321,586	$4,566,280	$–	$27,598,467
Depreciation and amortization expenses (1)	(929,685)	(531,745)	(74,127)	(29,561)	(1,565,118)
Direct expenses (2)	(12,686,985)	(8,566,513)	(6,788,610)	(2,422,892)	(30,465,000)
Segment income (loss)	1,093,931	(776,672)	(2,296,457)	(2,452,453)	(4,431,651)
Financial income (expense)	(473)	155,062	8,418	(164,694)	(1,687)
Income tax benefit	(56,244)	–	–	(225,002)	(281,246)
Net income (loss)	$1,037,214	$(621,610)	$(2,288,039)	$(2,842,149)	$(4,714,584)
Segment assets (3)	$43,859,729	$24,959,595	$13,240,634	$327,820	$82,387,778
Additions to long-lived assets	$192,761	$275,508	$98,682	$3,345	$570,296
Six months ended June 30, 2010
Revenues from outside customers	$20,067,950	$8,888,141	$11,098,163	$–	$40,054,254
Depreciation and amortization expenses (1)	(776,934)	(507,378)	(88,659)	(88,280)	(1,461,251)
Direct expenses (2)	(16,165,345)	(8,369,020)	(10,947,268)	(1,992,972)	(37,474,605)
Segment income (loss)	3,125,671	11,743	62,236	(2,081,252)	1,118,398
Financial income (expense)	–	(291,498)	(65,752)	149,540	(207,710)
Income tax expense (benefit)	(110,947)	(68,898)	704	(279,999)	(459,140)
Net income (loss)	$3,014,724	$(348,653)	$(2,812)	$(2,211,711)	$451,548
Segment assets (3)	$46,860,622	$23,530,636	$11,508,079	$3,049,929	$84,949,266
Additions to long-lived assets	$300,636	$245,649	$22,645	$–	$568,930
Three months ended June 30, 2011
Revenues from outside customers	$6,460,199	$4,131,517	$3,704,110	$–	$14,295,826
Depreciation and amortization expenses (1)	(466,076)	(267,868)	(36,478)	(12,225)	(782,646)
Direct expenses (2)	(5,586,999)	(4,204,977)	(4,256,812)	(1,261,252)	(15,310,041)
Segment income (loss)	407,124	(341,328)	(589,180)	(1,273,477)	(1,796,861)
Financial income (expense)	(156)	97,077	(14,685)	(216,192)	(133,956)
Income tax benefit	(28,122)	–	–	(112,500)	(140,622)
Net income (loss)	$378,846	$(244,251)	$(603,865)	$(1,602,169)	$(2,071,439)
Three months ended June 30, 2010
Revenues from outside customers	$10,422,409	$3,935,109	$4,546,342	$–	$18,903,860
Depreciation and amortization expenses (1)	(384,758)	(253,512)	(42,642)	(44,032)	(724,945)
Direct expenses (2)	(8,227,587)	(3,839,498)	(4,754,216)	(736,034)	(17,557,335)
Segment income (loss)	1,810,063	(157,901)	(250,516)	(780,066)	621,580
Financial income (expense)	–	(285,432)	(32,662)	253,634	(64,460)
Income tax benefit	(35,563)	(21,551)	(5)	(140,001)	(197,120)
Net income (loss)	$1,774,500	$(464,884)	$(283,183)	$(666,433)	$360,000

(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.

(2)	Including, inter alia, sales and marketing, general and administrative and allowance for settlements.

(3)
Out of those amounts, goodwill in our Training and Simulation, Battery and Power Systems and Armor Divisions stood at $24,435,641, $6,697,163 and $1,960,152, respectively, as of June 30, 2011 and $24,435,641, $5,902,145 and $1,772,668, respectively, as of June 30, 2010. Subsequent to the 2004 purchase of AoA, the Company recorded an impairment charge in 2005 to fully impair related goodwill ($10.5 million) and intangible assets ($2.6 million). Additionally, due to an earnout on the same transaction, the Company recorded an additional $316,000 in goodwill in 2007 and immediately recorded an impairment of $316,000. The Company has not recorded any other goodwill impairment charges.

NOTE 5:                      COMPREHENSIVE LOSS

Comprehensive income (loss) for the six and three months ended June 30, 2011 and 2010 is summarized below:

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(4,714,584)	$451,548	$(2,071,439)	$360,000
Foreign currency translation	321,947	(332,681)	186,049	499,381
Total comprehensive income (loss)	$(4,392,637)	$118,867	$(1,885,390)	$859,381

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

On June 30, 2011, the Company revalued its warrants, their embedded conversion options and their embedded put options and recorded an increase in expense of approximately $102,300 in the second quarter of 2011 in financial expense. The table below lists the variables used in the Black-Scholes calculation and the resulting fair values using significant unobservable inputs:

Variables	December 31, 2009	December 31, 2010	June 30, 2011
Stock price	$1.70	$1.67	$2.18
Risk free interest rate	1.70%	1.02%	0.81%
Volatility	79.85%	76.90%	79.84%
Dividend yield	0.00%	0.00%	0.00%
Contractual life	1.6 years	0.6 years	0.1 years

Values	December 31, 2009	December 31, 2010	June 30, 2011
Warrants	$298,570	$131,355	$123,401
Conversion option	88,156	28,822	21,733
Puts	7,371	1,162	119
Total value	$394,097	$161,339	$145,253

The final principal payment of $454,545 is due on the convertible notes on August 15, 2011.

NOTE 7:                      FINANCING ACTIVITIES

Loan to DEI Services Corporation

Concurrent with the Securities Purchase Agreement dated August 14, 2008, the Company purchased a $2.5 million Senior Subordinated Convertible Note from an unaffiliated company, DEI Services Corporation (“DEI”). On August 10, 2010, DEI repaid the entire $2.5 million principal amount of the DEI Note, along with all outstanding earned and unpaid interest. Inasmuch as the Company had previously established an allowance of $500,000 in the third quarter 2009 on the DEI Note based on the Company’s expectation that the Company would not collect the entire DEI Note, the Company recognized the difference between the $2.0 million book value of the DEI Note and the $2.5 million that was actually collected during the second quarter of 2010 as a recovery under allowance for settlements on the Company’s financial statements. Additionally, the Company accrued unpaid interest on the DEI Note through June 30, 2010 in the amount of $140,000, which was recorded as a reduction of financial expenses and additionally recorded $11,000 in interest income in the third quarter of 2010. This transaction extinguished the Company’s conversion options and rights of first refusal with respect to DEI.

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

The Company uses the Black-Scholes valuation model and other factors to determine the fair value of the warrants, the value of the embedded conversion feature and the value of the embedded put options associated with the Company’s Senior Convertible Notes. (Level 3)

NOTE 9:                      COMMON STOCK REPURCHASE PROGRAM

In February of 2009, the Company authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of its common stock. Pursuant to this plan, the Company through June 30, 2011 had repurchased 625,337 shares of its common stock for $846,906 ($834,258 net of commissions), all of which was purchased after April 1, 2009. At June 30, 2011, the Company had remaining authorization for the repurchase of up to $165,742 in shares of its common stock. The repurchase program is subject to the discretion of the Company’s management.

NOTE 10:                    AFFILIATED PARTIES

The Company has a minority investment in an affiliated company, Concord Safety Solutions, Pvt. Ltd. (26% ownership). During the first quarter of 2011, the Company loaned Concord Safety Solutions approximately $250,000, recorded in other long-term receivables, for use as working capital.

NOTE 11:                    LEGAL PROCEEDINGS

a.           Stockholders Derivative Complaint:

On May 6, 2009 a purported stockholders derivative complaint (the “Derivative Complaint”) was filed in the United States District Court for the Eastern District of New York against the Company and certain of the Company’s officers and directors related to its acquisition of Armour of America in 2005 and certain public statements made by the Company with respect to its business and prospects, including allegations that the Company did not have adequate systems of internal operational or financial controls, and that the Company’s financial statements and reports were not prepared in accordance with GAAP and SEC rules. The Company moved for dismissal of the Derivative Complaint in March of 2010, and the Derivative Complaint was dismissed without prejudice on March 31, 2011.

b.           NAVAIR Litigation:

On January 10, 2011, a judgment and decision was unsealed and issued for publication in respect of the lawsuit in the United States Court of Federal Claims by Armour of America, Incorporated (“AoA”), a subsidiary that the Company purchased in August 2004, against the United States Naval Air Systems Command (NAVAIR). The lawsuit, which was based on events that had occurred prior to the Company’s purchase of AoA, had sought approximately $2.2 million in damages for NAVAIR’s alleged improper termination of a contract for the design, test and manufacture of a lightweight armor replacement system for the United States Marine Corps CH-46E rotor helicopter. NAVAIR, in its answer, counterclaimed for approximately $2.1 million in alleged reprocurement and administrative costs. The court’s decision found against AoA and in favor of NAVAIR, and awarded NAVAIR reprocurement and administrative costs in the total amount of approximately $1.55 million. The Company filed a notice of appeal in respect of a substantial portion of the court’s decision. However, the Company has come to an agreement with NAVAIR under which the Company has agreed to pay the judgment in full in the third quarter of 2011.

In light of the judge’s decision in this case, the Company recorded a charge of approximately $1.55 million in our financial statements for the year ended December 31, 2010.

NOTE 12:                    SUBSEQUENT EVENTS

In July 2011, the Company merged its Israeli subsidiary Electric Fuel (E.F.L.) Ltd. (“EFL”) into its Israeli subsidiary Epsilor Electronic Industries, Ltd. (“Epsilor”), changing the name of the merged company to Epsilor-Electric Fuel Ltd. (the “Merged Company”). The purpose of this merger was to enable unified management and operation of these two Israeli battery companies and to achieve cost savings through elimination of duplications and inefficiencies. An agreement was reached with the Israeli tax authorities regarding the use of EFL’s loss carry forwards by the Merged Company, which for tax purposes is effective 6/30/2011. The Merged Company will continue to market Epsilor’s and EFL’s products under their respective trademarks, and, for so long as the Merged Company continues to make use of benefits granted to Epsilor by the Israel Investment Center, the Merged Company will continue to maintain separate books for the two business operations.

On July 22, 2011, the Company’s FAAC subsidiary purchased a 40,000 square foot building for $1.5 million containing both office and lab space.  The building was financed with a $1.1 million mortgage loan that was obtained through the Company’s primary bank.  The new building is located approximately three miles from FAAC’s main location and will house the new personnel and equipment needed to fulfill FAAC’s current backlog along with future space requirements.

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

Overview of Results of Operations

Acquisitions

In the acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of definite-lived intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of definite-lived intangible assets in the amount of a fraction (based on the useful life of the definite-lived intangible assets) of the amount recorded as intangible assets. Such amortization charges continued during the first six months of 2011. We are required to review long-lived intangible assets and goodwill for impairment at least annually or whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that the carrying amount of these assets has been impaired, we must record the impairment charge in our statement of operations.

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

In connection with the original accounting for these convertible notes, we recorded a deferred debt discount on the balance sheet of $412,000 in 2008. The beneficial conversion feature and the discount arising from fair value allocation of the warrants is being amortized from the date of issuance to the stated redemption date – August 15, 2011.

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

On June 30, 2011, we revalued these warrants, their embedded conversion option and their embedded put options and recorded an expense of approximately $102,000 in the second quarter in financial expense. The table below lists the variables used in the Black-Scholes calculation and the resulting fair values using significant unobservable inputs (Level 3):

Variables	December 31, 2009	December 31, 2010	June 30, 2011
Stock price	$1.70	$1.67	$2.18
Risk free interest rate	1.70%	1.02%	0.81%
Volatility	79.85%	76.90%	79.84%
Dividend yield	0.00%	0.00%	0.00%
Contractual life	1.6 years	0.6 years	0.1 years

Values	December 31, 2009	December 31, 2010	June 30, 2011
Warrants	$298,570	$131,355	$123,401
Conversion option	88,156	28,822	21,733
Puts	7,371	1,162	119
Total value	$394,097	$161,339	$145,253

The final principal payment of $454,545 is due on the convertible notes on August 15, 2011.

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

Restricted Shares, Restricted Stock Units and Options

In accordance with FASB ASC 505-50, we incurred, for the six months ended June 30, 2011 and 2010, compensation expense related to restricted stock units and restricted shares of approximately $133,000 and $302,000, respectively. Our directors received their annual restricted stock grants on April 1, 2011 in accordance with the terms of the directors’ stock compensation plan. Additionally, the corporate officers received their annual restricted stock grants on April 25, 2011.

Overview of Operating Performance and Backlog

Overall, our loss before income tax expenses for the six months ended June 30, 2011 was $4.4 million on revenues of $27.6 million, compared to  income before income taxes of $911,000 on revenues of $40.1 million during the six months ended June 30, 2010. Our total backlog at June 30, 2011 was $109.1 million, compared to a backlog at June 30, 2010 of $40.4 million, an overall improvement of $68.7 million.

In our Training and Simulation Division, revenues decreased from approximately $20.1 million in the first six months of 2010 to $14.7 million in the first six months of 2011. As of June 30, 2011, our backlog for our Training and Simulation Division totaled $81.4 million, compared to a backlog at June 30, 2010 of $18.6 million.

In our Battery and Power Systems Division, revenues decreased from approximately $8.9 million in the first six months of 2010 to approximately $8.3 million in the first six months of 2011. As of June 30, 2011, our backlog for our Battery and Power Systems Division totaled $13.5 million, compared to a backlog at June 30, 2010 of $13.1 million.

In our Armor Division, revenues decreased from approximately $11.1 million during the first six months of 2010 to approximately $4.6 million during the first six months of 2011. As of June 30, 2011, our backlog for our Armor Division totaled $14.2 million, compared to a backlog at June 30, 2010 of $8.7 million.

The table below details the percentage of total recognized revenue by type of arrangement for the six months ended June 30, 2011 and 2010:

	Six months ended June 30,
Type of Revenue	2011	2010
Sale of products	91.8%	94.6%
Maintenance and support agreements	5.2%	3.5%
Long term research and development contracts	3.0%	1.9%
Total	100.0%	100.0%

Common Stock Repurchase Program

In February of 2009, we authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of our common stock. Pursuant to this plan, through June 30, 2011 we have repurchased 625,337 shares of our common stock for $846,906 ($834,258 net of commissions), all of which was purchased after April 1, 2009. At June 30, 2011, we had remaining authorization for the repurchase of up to $165,742 in shares of our common stock. The repurchase program is subject to the discretion of our management.

Recent Developments

Merger of Electric Fuel into Epsilor

In July 2011, we merged our Israeli subsidiary Electric Fuel (E.F.L.) Ltd. (“EFL”) into our Israeli subsidiary Epsilor Electronic Industries, Ltd. (“Epsilor”), changing the name of the merged company to Epsilor-Electric Fuel Ltd. (the “Merged Company”). The purpose of this merger was to enable unified management and operation of these two Israeli battery companies and to achieve cost savings through elimination of duplications and inefficiencies. An agreement was reached with the Israeli tax authorities regarding the use of EFL’s loss carry forwards by the Merged Company, which for tax purposes is effective 6/30/2011. The Merged Company will continue to market Epsilor’s and EFL’s products under their respective trademarks, and, for so long as the Merged Company continues to make use of benefits granted to Epsilor by the Israel Investment Center, the Merged Company will continue to maintain separate books for the two business operations.

Purchase of New Building by FAAC

On July 22, 2011, our FAAC subsidiary purchased a 40,000 square foot building for $1.5 million containing both office and lab space.  The building was financed with a $1.1 million mortgage loan that was obtained through our primary bank.  The new building is located approximately three miles from FAAC’s main location and will house the new personnel and equipment needed to fulfill our current backlog along with future space requirements.

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

Results of Operations

Three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Revenues. Revenues for the three months ended June 30, 2011 totaled $14.3 million, compared to $18.9 million in the comparable period in 2010, a decrease of $4.6 million, or 24.4%. In the second quarter of 2011, revenues were $6.5 million for the Training and Simulation Division (compared to $10.4 million in the second quarter of 2010, a decrease of $4.0 million, or 38.0%, due primarily to a slowdown in Department of Defense spending and the completion of a simulator contract that produced significant revenue in the second quarter of 2010); $4.1 million for the Battery and Power Systems Division (compared to $3.9 million in the second quarter of 2010, an increase of $196,000, or 5.0%); and $3.7 million for the Armor Division (compared to $4.5 million in the second quarter of 2010, a decrease of $842,000, or 18.5%, due primarily to several significant contracts that were delayed and are now expected to ship in the third quarter).

Cost of revenues. Cost of revenues totaled $10.7 million during the second quarter of 2011, compared to $13.3 million in the second quarter of 2010, a decrease of $2.5 million, or 19.1%, due primarily to the reduction in sales. Cost of revenues were $3.4 million for the Training and Simulation Division (compared to $6.3 million in the second quarter of 2010, a decrease of $2.9 million, or 46.6%, due primarily to the reduction in sales); $3.8 million for the Battery and Power Systems Division (compared to $3.5 million in the second quarter of 2010, an increase of $274,000, or 7.9%, due primarily to the increase in sales); and $3.6 million for the Armor Division (compared to $3.5 million in the second quarter of 2010, an increase of $137,000, or 3.9%, due primarily to decreased operating efficiencies along with unfavorable variances in materials).

Research and development expenses. Research and development expenses for the second quarter of 2011 were $462,000, compared to $764,000 during the second quarter of 2010, a decrease of $302,000, or 39.5%, due primarily to a reduction in spending of $472,000 in the Armor Division related to the Tiger vehicle.

Selling and marketing expenses. Selling and marketing expenses for the second quarter of 2011 were $1.5 million, compared to $1.4 million in the second quarter of 2010, an increase of $23,000, or 1.6%, due primarily to increased expenses in the Training and Simulation Division related to an increase in the sales force and increased participation in trade shows.

General and administrative expenses. General and administrative expenses for the second quarter of 2011 were $3.0 million, compared to $2.9 million in the second quarter of 2010, an increase of $41,000, or 1.4%, due primarily to an increase in expenses in the Battery and Power Systems Division offset by a reduction in expenses in the Armor Division.

Amortization of intangible assets. Amortization of intangible assets totaled $482,000 in the second quarter of 2011, compared to $417,000 in the second quarter of 2010, an increase of $64,000, or 15.4%, due primarily to the increase in amortization of capitalized software in our Training and Simulation Division.

Financial expense, net. Financial expenses totaled $134,000 in the second quarter of 2011, compared to $64,000 in the second quarter of 2010, an increase of $69,000, or 107.8%, due primarily to a increase in the corporate expenses associated with our warrants.

Income taxes. With respect to some of our subsidiaries that operated at a net income during 2011, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $141,000 in tax expense in the second quarter of 2011, compared to $197,000 in tax expense in the second quarter of 2010, a decrease of $56,000, or 28.7%, mainly concerning state and local taxes. This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $113,000 and $140,000 in non-cash expenses in the second quarter of 2011 and 2010 respectively (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets).

Net profit (loss). Due to the factors cited above, we went from net income of $360,000 in the second quarter of 2010 to a net loss of $2.1 million in the second quarter of 2011, a difference of $2.4 million.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Revenues. Revenues for the six months ended June 30, 2011 totaled $27.6 million, compared to $40.1 million in the comparable period in 2010, a decrease of $12.5 million, or 31.1%. In the first six months of 2011, revenues were $14.7 million for the Training and Simulation Division (compared to $20.1 million in the first six months of 2010, a decrease of $5.4 million, or 26.7%, due primarily to a slowdown in Department of Defense spending and the completion of a simulator contract that produced significant revenue ($6.4 million change) in the first six months of 2010); $8.3 million for the Battery and Power Systems Division (compared to $8.9 million in the first six months of 2010, a decrease of $567,000, or 6.4%, due primarily to several significant signed contracts that were delayed and are now expected to ship in the third quarter); and $4.6 million for the Armor Division (compared to $11.1 million in the first six months of 2010, a decrease of $6.5 million, or 58.9%, also due primarily to several significant contracts that were delayed and are now expected to ship in the third quarter).

Cost of revenues. Cost of revenues totaled $21.3 million during the first six months of 2011, compared to $28.6 million in the first six months of 2010, a decrease of $7.3 million, or 25.6%, due primarily to the reduction in sales. Cost of revenues were $8.3 million for the Training and Simulation Division (compared to $12.2 million in the first six months of 2010, a decrease of $3.9 million, or 31.8%, due primarily to the reduction in sales); $7.7 million for the Battery and Power Systems Division (compared to $7.6 million in the first six months of 2010, an increase of $36,000, or 0.5%, due primarily to decreased operating efficiencies); and $5.2 million for the Armor Division (compared to $8.7 million in the first six months of 2010, a decrease of $3.5 million, or 39.9%, due primarily to the reduction in sales and decreased operating efficiencies, along with unfavorable variances in materials).

Research and development expenses. Research and development expenses for the first six months of 2011 were $1.0 million, compared to $1.6 million during the first six months of 2010, a decrease of $566,000, or 35.8%, due primarily to a reduction in spending of $666,000 in the Armor Division related to the Tiger vehicle.

Selling and marketing expenses. Selling and marketing expenses for the first six months of 2011 were $2.8 million, compared to $2.6 million in the first six months of 2010, an increase of $235,000, or 9.0%, due primarily to increased expenses in the Training and Simulation Division related to an increase in the sales force and increased participation in trade shows.

General and administrative expenses. General and administrative expenses for the first six months of 2011 were $5.9 million, compared to $5.8 million in the first six months of 2010, an increase of $78,000, or 1.3%, due primarily to an increase in expenses in the Battery and Power Systems Division offset by a reduction in general corporate expense related to stock compensation expense.

Amortization of intangible assets. Amortization of intangible assets totaled $961,000 in the first six months of 2011, compared to $839,000 in the first six months of 2010, an increase of $122,000, or 14.6%, due primarily to the increase in amortization of capitalized software in our Training and Simulation Division.

Financial expense, net. Financial expenses totaled $2,000 in the first six months of 2011, compared to $208,000 in the first six months of 2010, a decrease of $206,000, or 99.2%, due primarily to positive exchange rate adjustments in the Battery Division.

Income taxes. With respect to some of our subsidiaries that operated at a net income during 2011, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $281,000 in tax expense in the first six months of 2011, compared to $459,000 in tax expense in the first six months of 2010, a decrease of $178,000, or 38.7%, mainly concerning state and local taxes. This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $225,000 and $280,000 in non-cash expenses in the first six months of 2011 and 2010, respectively (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets).

Net profit (loss). Due to the factors cited above, we went from net income of $452,000 in the first six months of 2010 to a net loss of $4.7 million in the first six months of 2011, a difference of $5.2 million.

Liquidity and Capital Resources

As of June 30, 2011, we had $1.2 million in cash and cash equivalents and $1.9 million in restricted collateral deposits, as compared to December 31, 2010, when we had $6.3 million in cash and cash equivalents and $1.8 million in restricted collateral deposits. We also had $4.5 million in unused bank lines of credit with our main bank as of June 30, 2011, under a $10.0 million credit facility under our FAAC subsidiary, which is secured by our assets and the assets of our other subsidiaries and guaranteed by us. There was $4.5 million of available credit on this line as of June 30, 2011, based on our borrowing base calculations.

We used available funds in the six months ended June 30, 2011 primarily for working capital needs. We purchased approximately $544,000 of property and equipment during the six months ended June 30, 2011. Our net property and equipment amounted to $4.5 million at June 30, 2011.

Net cash (used in)/provided by operating activities from continuing operations for the six months ended June 30, 2011 and 2010 was $(6.7 million) and $972,000, respectively, a decrease of $7.7 million. This decrease in cash used was primarily due to the operating loss in 2011 and a decrease in working capital.

Net cash used in investing activities for the six months ended June 30, 2011 and 2010 was $(264,000) and $(469,000), an increase of $205,000. This increase was primarily the result the purchase of long lived assets offset by sales of marketable securities.

Net cash (used in)/provided by financing activities for the six months ended June 30, 2011 and 2010 was $1.8 million and $(584,000), respectively, an increase of $2.4 million. The 2011 cash provided by financing activities was due to the increase in short-term debt.

As of June 30, 2011, we had approximately $4.8 million in short-term bank debt and $1.6 million in long-term debt outstanding. This is in comparison to $2.5 million in short-term bank debt and $2.4 million in long-term debt outstanding as of December 31, 2010.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS.

Stockholders Derivative Complaint

On May 6, 2009 a purported stockholders derivative complaint (the “Derivative Complaint”) was filed in the United States District Court for the Eastern District of New York against us and certain of our officers and directors related to our acquisition of Armour of America in 2005 and certain public statements made by us with respect to our business and prospects, including allegations that we did not have adequate systems of internal operational or financial controls, and that our financial statements and reports were not prepared in accordance with GAAP and SEC rules. We moved for dismissal of the Derivative Complaint in March of 2010, and the Derivative Complaint was dismissed without prejudice on March 31, 2011.

NAVAIR Litigation

On January 10, 2011, a judgment and decision was unsealed and issued for publication in respect of the lawsuit in the United States Court of Federal Claims by Armour of America, Incorporated (“AoA”), a subsidiary that we purchased in August 2004, against the United States Naval Air Systems Command (NAVAIR). The lawsuit, which was based on events that had occurred prior to our purchase of AoA, had sought approximately $2.2 million in damages for NAVAIR’s alleged improper termination of a contract for the design, test and manufacture of a lightweight armor replacement system for the United States Marine Corps CH-46E rotor helicopter. NAVAIR, in its answer, counterclaimed for approximately $2.1 million in alleged reprocurement and administrative costs. The court’s decision found against AoA and in favor of NAVAIR, and awarded NAVAIR reprocurement and administrative costs in the total amount of approximately $1.55 million. We filed a notice of appeal in respect of a substantial portion of the court’s decision. However, we have come to an agreement with NAVAIR under which we have agreed to pay the judgment in full in the third quarter of 2011.

In light of the judge’s decision in this case, we recorded a charge of approximately $1.55 million in our financial statements for the year ended December 31, 2010.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In February of 2009, we authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of our common stock. Pursuant to this plan, through June 30, 2011 we have repurchased 625,337 shares of our common stock for $846,906 ($834,258 net of commissions), all of which was purchased after April 1, 2009. At June 30, 2011, we had remaining authorization for the repurchase of up to $165,742 in shares of our common stock. The repurchase program is subject to the discretion of our management. The following table shows information relating to the repurchase of our common stock during the three months ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
April 1, 2011 through April 30, 2011	8,078	$1.42	8,078	$185,740
May 1, 2011 through May 31, 2011	15,853	$1.28	15,853	$165,742
June 1, 2011 through June 30, 2011	0	$–	0	$165,742
TOTAL THIS QUARTER	23,931		23,931

(1)Average price paid per share includes commissions and is rounded to the nearest two decimal places.

The repurchase program is subject to management’s discretion.

ITEM 6.  EXHIBITS.

The following documents are filed as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    August 15, 2011

AROTECH CORPORATION

By:	/s/ Robert S. Ehrlich
	Name:	Robert S. Ehrlich
	Title:	Chairman and CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Vice President – Finance and CFO
(Principal Financial Officer)