Form 10-Q
period 2011-09-30
AROTECH CORP
filed 2011-11-18
CIK 916529

OMB APPROVAL
OMB Number:3235-0070 Expires:January 31, 2013 Estimated average burden hours per response 187.20
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2011.

Commission file number:   0-23336

AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

(800) 281-0356
(Registrant’s telephone number, including area code)

_____________________________________________
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐ No  ☒

The number of shares outstanding of the issuer’s common stock as of November 9, 2011 was 15,570,491.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,848,512	$6,335,307
Available for sale securities	–	399,449
Restricted collateral deposits	1,789,190	1,842,143
Trade receivables (net of allowance for doubtful accounts in the amount of $72,000 as of September 30, 2011 and $47,000 as of December 31, 2010)	10,351,372	13,812,906
Unbilled receivables	4,747,464	3,280,821
Other accounts receivable and prepaid expenses	1,493,752	852,935
Inventories	14,592,269	9,654,009
Total current assets	34,822,559	36,177,570
LONG TERM ASSETS:
Deferred tax assets	623,649	652,292
Severance pay fund	4,252,631	4,126,835
Other long term assets and receivables	342,307	381,517
Property and equipment, net	6,223,238	4,639,511
Other intangible assets, net	3,328,022	4,878,754
Goodwill	32,430,746	32,780,460
Total long term assets	47,200,593	47,459,369
Total assets	$82,023,152	$83,636,939

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2011	December 31, 2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$12,229,189	$4,382,160
Other accounts payable and accrued expenses	4,179,339	6,527,347
Current portion of capitalized leases	16,118	39,181
Current portion of long term debt	659,339	1,417,543
Short term bank credit	36,301	2,488,206
Deferred revenues	6,679,356	5,926,460
Total current liabilities	23,799,642	20,780,897
LONG TERM LIABILITIES:
Accrued severance pay	5,987,844	5,843,305
Long term portion of capitalized leases	1,946	11,549
Long term debt	2,013,535	1,023,008
Deferred tax liability	3,652,500	3,315,000
Other long term liabilities	23,880	178,811
Total long term liabilities	11,679,705	10,371,673
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of September 30, 2011 and December 31, 2010; Issued and outstanding: 15,570,491 shares and 14,842,283 shares as of September 30, 2011 and December 31, 2010, respectively	155,705	148,423
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of September 30, 2011 and December 31, 2010; No shares issued and outstanding as of September 30, 2011 and December 31, 2010	–	–
Additional paid-in capital	222,623,306	221,856,095
Accumulated deficit	(176,945,667)	(170,705,241)
Notes receivable from stockholders	(954,647)	(954,647)
Accumulated other comprehensive income	1,665,108	2,139,739
Total stockholders’ equity	46,543,805	52,484,369
Total liabilities and stockholders’ equity	$82,023,152	$83,636,939

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Revenues	$53,810,515	$56,412,256	$26,212,048	$16,358,002

Cost of revenues, exclusive of amortization of intangibles	42,407,872	40,867,601	21,135,336	12,257,143
Research and development expenses	1,735,787	2,250,407	722,934	671,910
Selling and marketing expenses	4,269,160	4,122,249	1,436,893	1,524,955
General and administrative expenses	9,516,668	8,397,367	3,567,046	2,525,448
Amortization of intangible assets and capitalized software	1,442,519	1,281,233	481,220	442,327
Total operating costs and expenses	59,372,006	56,918,857	27,343,429	17,421,783

Operating loss	(5,561,491)	(506,601)	(1,131,381)	(1,063,781)

Other income	12,104	104,886	13,645	43,668
Allowance for settlements, net	–	500,000	–	–
Financial income (expense), net	(409,704)	(104,963)	(408,017)	102,747
Total other income (expense)	(397,600)	499,923	(394,372)	146,415
Loss before income tax expense	(5,959,091)	(6,678)	(1,525,753)	(917,366)

Income tax expense	281,335	649,138	89	189,998
Net loss	$(6,240,426)	$(655,816)	$(1,525,842)	$(1,107,364)

Basic and diluted net loss per share	$(0.45)	$(0.05)	$(0.11)	$(0.08)

Weighted average number of shares used in computing basic and diluted net loss per share	13,922,270	13,216,861	14,216,701	13,336,353

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,240,426)	$(655,816)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	920,265	922,746
Amortization of intangible assets and capitalized software	1,442,519	1,281,233
Amortization of debt discount	39,351	133,213
Compensation related to shares issued to employees and directors	245,372	404,192
Adjustment to value of warrants and embedded features on the senior convertible notes	(161,339)	(112,593)
Capital loss from sale of property and equipment	50,507	–
Deferred taxes	366,143	430,457
Changes in operating assets and liabilities:
Severance pay, net	18,743	157,749
Trade receivables	3,461,534	1,183,653
Other accounts receivable and prepaid expenses	(582,551)	1,586,551
Inventories	(4,938,260)	2,248,421
Unbilled receivables	(1,466,643)	(1,434,842)
Deferred revenues	752,896	785,538
Trade payables	7,847,029	(249,602)
Other accounts payable and accrued expenses	(2,341,600)	(1,784,063)
Net cash provided by (used in) operating activities	(586,460)	4,896,837
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of investment grants received from the State of Israel	(2,555,385)	(539,901)
Additions of capitalized software development	(46,807)	(242,154)
Changes in value of investment in affiliated company	(19,056)	60,000
Proceeds from sale of property and equipment	886	–
Sales of marketable securities	399,449	–
Decrease (increase) in restricted collateral deposits	52,953	(110,792)
Net cash used in investing activities	$(2,167,960)	$(832,847)

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in long term debt	$802,726	$(996,093)
Change in short term bank credit	(2,451,905)	(1,546,883)
Purchase of treasury stock	(113,297)	(125,141)
Net cash provided by (used in) financing activities	(1,762,476)	(2,668,117)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,516,896)	1,395,873
CASH ACCRETION (EROSION) DUE TO EXCHANGE RATE DIFFERENCES	30,101	28,369
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	6,335,307	1,901,525
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$1,848,512	$3,325,767
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Interest paid during the period	$191,871	$425,574
Taxes on income paid during the period	$160,847	$134,599
Note conversion to common stock	$642,420	$425,647

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:                      BASIS OF PRESENTATION

a.           Company:

Arotech Corporation (“Arotech”) and its wholly-owned subsidiaries (the “Company”) provide defense and security products for the military, law enforcement and homeland security markets, including multimedia interactive simulators/trainers, lightweight vehicle armoring, and advanced zinc-air and lithium batteries and chargers. The Company operates primarily through its wholly-owned subsidiaries FAAC Incorporated (“FAAC”), based in Ann Arbor, Michigan; MDT Protective Industries, Ltd. (“MDT”), based in Lod, Israel; MDT Armor Corporation (“MDT Armor”), based in Auburn, Alabama; Electric Fuel Battery Corporation (“EFB”), based in Auburn, Alabama; and Epsilor-Electric Fuel Ltd. (survivor of the merger of Electric Fuel Ltd. (“EFL”), based in Beit Shemesh, Israel, into Epsilor Electronic Industries, Ltd.) (“Epsilor-EFL”), based in Dimona, Israel). The Company’s former subsidiary Armour of America Incorporated (“AoA”) has been merged into MDT Armor. Additionally, IES Interactive Training (“IES”), and Realtime Technologies (“RTI”) were merged with FAAC to create Arotech’s Training and Simulation Division (“ATSD”).

b.           Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at September 30, 2011, its operating results for the nine- and three-month periods ended September 30, 2011 and 2010, and its cash flow for the nine-month periods ended September 30, 2011 and 2010.

The results of operations for the nine and three months ended September 30, 2011 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2011.

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

c.           Accounting for stock-based compensation:

For the nine months ended September 30, 2011 and 2010, the compensation expense recorded related to stock-based compensation was $245,372 and $404,192, respectively, all of which was for restricted stock units and restricted shares. The remaining total compensation cost related to non-vested stock options and non-vested restricted share awards not yet recognized in the income statement as of September 30, 2011 was $243,350. The weighted average period over which this compensation cost is expected to be recognized is approximately one and one-half years. Income tax expense was not impacted since the Company is in a net operating loss position. There were no new options issued in the first nine months of 2011 and no options were exercised in the first nine months of 2011. The Company’s directors received their annual restricted stock grants on April 1, 2011 in accordance with the terms of the directors’ stock compensation plan. Additionally, certain corporate officers received restricted stock grants on April 25, 2011.

d.           Anti-dilutive shares for EPS calculation:

All outstanding stock options, non-vested restricted stock units, non-vested restricted stock and warrants have been excluded from the calculation of the diluted net loss per common share because all such securities are anti-dilutive for the periods presented and the Company has excluded any restricted shares that will never vest under the current program. The total weighted average number of shares related to the outstanding options, non-vested restricted stock, non-vested restricted stock units and warrants excluded from the calculations of diluted net loss per share for the nine-month periods ended September 30, 2011 and 2010 were 875,423 and 1,425,132, respectively.

e.           Reclassification:

Certain comparative data in these financial statements may have been reclassified to conform to the current year’s presentation.

NOTE 2:                      INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method or the FIFO method. The Company periodically reviews the raw material inventory levels along with the current and historical purchase prices of the inventory. Based on these reviews, provisions are made in each period to write down inventory to its net realizable value. Inventory write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and for market prices lower than cost. Inventories increased, from December 31, 2010, $1.3 million in the Training and Simulation Division, $786,000 in the Battery Division and $2.8 million in the Armor Division for the product required to fulfill the increased current backlog. Inventories are composed of the following:

	September 30, 2011	December 31, 2010
Raw and packaging materials	$9,346,720	$7,693,001
Work in progress	4,155,371	1,280,669
Finished products	1,090,178	680,339
Total:	$14,592,269	$9,654,009

NOTE 3:                      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

For information about previous new accounting pronouncements and the potential impact on the Company’s Consolidated Financial Statements, see Note 2 of the Notes to Consolidated Financial Statements in the Company’s 2010 Form 10-K.

Effective January 1, 2011 the Company adopted both ASU 2009-13 and ASU 2009-14. Therefore, the Company has discontinued the use of the residual method and now bases its revenue allocations on estimated sales prices. The impact of adoption did not have a significant impact on its consolidated financial statements.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.” ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, it requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 will become effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The standard will become effective for the Company in January 2012. The Company is currently evaluating the two presentation approaches permitted by ASU 2011-05. In October 2011, the FASB decided to defer the above-described presentation of reclassification adjustments until further consideration.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. ASU 2011-08 amends the guidance in Accounting Standards Codification (ASC) 350, Intangibles – Goodwill and Other. Under the revised guidance, when testing goodwill for impairment the Company has the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If the Company determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the two-step impairment test would be required. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company has elected early adoption, and the new ASU is not expected to have a material impact on the Company’s financial statements. The qualitative factors will be evaluated when the Company finalizes the evaluation of goodwill for impairment.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to be likely to have a material impact on the Company’s present or future financial statements.

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

b.           The following is information about reportable segment revenues, income (losses) and total assets for the nine and three months ended September 30, 2011 and 2010:

	Training and Simulation Division	Battery and Power Systems Division	Armor Division	Corporate Expenses	Total Company
Nine months ended September 30, 2011
Revenues from outside customers	$31,393,117	$12,777,002	$9,640,396	$–	$53,810,515
Depreciation and amortization expenses (1)	(1,394,059)	(812,383)	(112,638)	(43,704)	(2,362,784)
Direct expenses (2)	(28,146,936)	(12,824,928)	(12,117,988)	(3,907,266)	(56,997,118)
Segment income (loss)	1,852,122	(860,309)	(2,590,230)	(3,950,970)	(5,549,387)
Financial income (expense)	(27,976)	(169,769)	(246,831)	34,872	(409,704)
Income tax expense (benefit)	(81,165)	–	–	362,500	281,335
Net income (loss)	$1,905,311	$(1,030,078)	$(2,837,061)	$(4,278,598)	$(6,240,426)
Segment assets (3)	$46,133,387	$24,505,138	$12,266,353	$(881,726)	$82,023,152
Additions to long-lived assets	$1,786,535	$691,243	$121,069	$3,345	$2,602,192
Nine months ended September 30, 2010
Revenues from outside customers	$27,778,348	$13,040,862	$15,593,046	$–	$56,412,256
Depreciation and amortization expenses (1)	(1,182,959)	(762,398)	(129,418)	(129,204)	(2,203,979)
Direct expenses (2)	(22,963,920)	(12,600,629)	(15,343,264)	(3,202,179)	(54,109,992)
Segment income (loss)	3,631,469	(322,165)	120,364	(3,331,383)	98,285
Financial income (expense)	(753)	(51,292)	(57,514)	4,596	(104,963)
Income tax expense (benefit)	172,232	57,608	(702)	420,000	649,138
Net income (loss)	$3,458,484	$(431,065)	$63,552	$(3,746,787)	$(655,816)
Segment assets (3)	$45,487,649	$24,154,634	$10,010,542	$1,542,375	$81,195,200
Additions to long-lived assets	$344,561	$393,379	$44,115	$–	$782,055
Three months ended September 30, 2011
Revenues from outside customers	$16,682,519	$4,455,415	$5,074,114	$–	$26,212,048
Depreciation and amortization expenses (1)	(464,374)	(280,638)	(38,513)	(14,142)	(797,667)
Direct expenses (2)	(15,459,952)	(4,258,413)	(5,329,377)	(1,484,375)	(26,532,117)
Segment income (loss)	758,193	(83,636)	(293,776)	(1,498,517)	(1,117,736)
Financial income (expense)	(27,503)	(324,830)	(255,250)	199,566	(408,017)
Income tax expense (benefit)	(137,409)	–	–	137,498	89
Net income (loss)	$868,099	$(408,466)	$(549,026)	$(1,436,449)	$(1,525,842)
Three months ended September 30, 2010
Revenues from outside customers	$7,710,398	$4,152,721	$4,494,883	$–	$16,358,002
Depreciation and amortization expenses (1)	(406,025)	(507,778)	(122,742)	(40,924)	(1,077,469)
Direct expenses (2)	(6,789,668)	(3,978,851)	(4,314,013)	(1,209,208)	(16,291,740)
Segment income (loss)	514,705	(333,908)	58,128	(1,250,132)	(1,011,207)
Financial income (expense)	(9,659)	240,206	8,238	(144,944)	93,841
Income tax expense (benefit)	61,286	(11,290)	2	140,000	189,998
Net income (loss)	$443,760	$(82,412)	$66,364	$(1,535,076)	$(1,107,364)

(1)	Includes depreciation of property and equipment and amortization of intangible assets and capitalized software.

(2)	Including, inter alia, selling and marketing, general and administrative and allowance for settlements.

(3)
Out of those amounts, goodwill in our Training and Simulation, Battery and Power Systems and Armor Divisions stood at $24,435,641, $6,161,318 and $1,833,787, respectively, as of September 30, 2011 and $24,435,641, $6,240,331 and $1,852,420, respectively, as of September 30, 2010. Subsequent to the 2004 purchase of AoA, the Company recorded an impairment charge in 2005 to fully impair related goodwill ($10.5 million) and intangible assets ($2.6 million). Additionally, due to an earnout on the same transaction, the Company recorded an additional $316,000 in goodwill in 2007 and immediately recorded an impairment of $316,000. The Company has not recorded any other goodwill impairment charges.

NOTE 5:                      COMPREHENSIVE LOSS

Comprehensive income (loss) for the nine and three months ended September 30, 2011 and 2010 is summarized below:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(6,240,426)	$(655,816)	$(1,525,842)	$(1,107,364)
Foreign currency translation	(474,631)	247,461	(796,578)	580,529
Unrealized loss on marketable securities	–	–	–	(387)
Total comprehensive loss	$(6,715,057)	$(408,355)	$(2,322,420)	$(527,222)

NOTE 6:                      CONVERTIBLE NOTES AND DETACHABLE WARRANTS

a.           10% Senior Convertible Notes retired August 15, 2011

Pursuant to the terms of a Securities Purchase Agreement dated August 14, 2008, the Company issued and sold to a group of institutional investors 10% senior convertible notes in the aggregate principal amount of $5.0 million due August 15, 2011. These notes were convertible at any time prior to August 15, 2011 at a conversion price of $2.24 per share.

As part of the securities purchase agreement, the Company issued to the purchasers of its 10% senior convertible notes due August 15, 2011, warrants to purchase an aggregate of 558,036 shares of common stock at any time prior to August 15, 2011 at a price of $2.24 per share. The warrants were classified in 2008 as equity based on relative fair value. The relative fair value of these warrants was determined in 2008 using the Black-Scholes pricing model, assuming a risk-free interest rate of 2.78%, a volatility factor 75%, dividend yield of 0% and a contractual life of 3.0 years.

On the expiration date of August 15, 2011, the Company revalued its warrants, their embedded conversion options and their embedded put options and recorded a decrease in expense of approximately $145,000 in the third quarter of 2011 in financial expense, adjusting the respective values to zero. The tables below list the variables used in the Black-Scholes calculation and the resulting fair values using significant unobservable inputs:

Variables	December 31, 2009	December 31, 2010	August 15, 2011
Stock price	$1.70	$1.67	$1.45
Risk free interest rate	1.70%	1.02%	0.34%
Volatility	79.85%	76.90%	80.37%
Dividend yield	0.00%	0.00%	0.00%
Contractual life	1.6 years	0.6 years	0 years

Values	December 31, 2009	December 31, 2010	August 15, 2011
Warrants	$298,570	$131,355	$–
Conversion option	88,156	28,822	–
Puts	7,371	1,162	–
Total value	$394,097	$161,339	$–

The convertible notes were retired on August 15, 2011.

NOTE 7:                      FINANCING ACTIVITIES

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

The fair value of available for sale securities was based on the quoted market price.

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

In February 2009, the Company authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of its common stock. Pursuant to this plan, the Company through September 30, 2011 had repurchased 638,611 shares of its common stock for $869,931 ($857,018 net of commissions). At September 30, 2011, the Company had remaining authorization for the repurchase of up to $142,982 in shares of its common stock. The repurchase program is subject to the discretion of the Company’s management.

NOTE 10:                      AFFILIATED PARTIES

The Company has a minority investment in an affiliated company, Concord Safety Solutions, Pvt. Ltd. (26% ownership). During the first quarter of 2011, the Company loaned Concord Safety Solutions approximately $250,000, recorded in other long-term receivables, for use as working capital.

NOTE 11:                      SUBSIDIARY MERGER

In July 2011, the Company merged its Israeli subsidiary Electric Fuel (E.F.L.) Ltd. (“EFL”) into its Israeli subsidiary Epsilor Electronic Industries, Ltd. (“Epsilor”), changing the name of the merged company to Epsilor-Electric Fuel Ltd. (the “Merged Company”). The purpose of this merger was to enable unified management and operation of these two Israeli battery companies and to achieve cost savings through elimination of duplications and inefficiencies. An agreement was reached with the Israeli tax authorities regarding the use of EFL’s loss carry forwards by the Merged Company, which for tax purposes is effective June 30, 2009. The Merged Company will continue to market Epsilor’s and EFL’s products under their respective trademarks, and, for so long as the Merged Company continues to make use of benefits granted to Epsilor by the Israel Investment Center, the Merged Company will continue to maintain separate books for the two business operations.

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

The following discussion and analysis should be read in conjunction with the interim financial statements and notes thereto appearing elsewhere in this Quarterly Report. We have rounded amounts reported here to the nearest thousand, unless such amounts are more than $1.0 million, in which event we have rounded such amounts to the nearest hundred thousand.

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

Overview of Results of Operations

Acquisitions

In the acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of definite-lived intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of definite-lived intangible assets in the amount of a fraction (based on the useful life of the definite-lived intangible assets) of the amount recorded as intangible assets. Such amortization charges continued during the first nine months of 2011. We are required to review long-lived intangible assets and goodwill for impairment at least annually or whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that the carrying amount of these assets has been impaired, we must record the impairment charge in our statement of operations.

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

During the third quarter of 2008 and pursuant to the terms of a Securities Purchase Agreement dated August 14, 2008, we issued and sold to a group of institutional investors 10% senior convertible notes in the aggregate principal amount of $5.0 million due August 15, 2011. These notes were convertible at any time prior to August 15, 2011 at a conversion price of $2.24 per share.

As part of the securities purchase agreement, we issued to the purchasers of our 10% senior convertible notes due August 15, 2011, warrants, which are now expired, to purchase an aggregate of 558,036 shares of common stock at any time prior to August 15, 2011 at a price of $2.24 per share. The warrants were classified in 2008 as equity based on relative fair value. The relative fair value of these warrants was determined in 2008 using the Black-Scholes pricing model, assuming a risk-free interest rate of 2.78%, a volatility factor 75%, dividend yield of 0% and a contractual life of 3.0 years.

In connection with the original accounting for these convertible notes, we recorded a deferred debt discount on the balance sheet of $412,000 in 2008. The beneficial conversion feature and the discount arising from fair value allocation of the warrants was amortized from the date of issuance to the stated redemption date – August 15, 2011.

On January 1, 2009 we adopted FASB ASC 815-40-15, “Determining Whether an Instrument is Indexed to an Entity’s Own Stock.” FASB ASC 815-40-15 requires us to re-evaluate the warrants issued with the convertible notes and to also re-evaluate the embedded conversion option and embedded put options within the notes to determine if the previous accounting for these items would change. Upon this re-evaluation, we were required to reclassify the warrants along with the value of the embedded conversion feature from equity to a derivative liability. The embedded put options remained classified as derivative liabilities. We again used the Black-Scholes valuation model to determine the value of the warrants, the value of the embedded conversion feature and the value of the embedded put options associated with the convertible notes as of January 1, 2009. In accordance with the guidance of FASB ASC 815-40-15, a cumulative adjustment increasing January 1, 2009 retained earnings by $1.3 million was made in the first quarter of 2009 to reflect this new accounting. We re-valued this amount in the second quarter of 2009 based on a revised valuation of the derivative liability. This resulted in a debt discount balance in the amount of approximately $325,000, which is included in Long Term Debt on the balance sheet, and a revised cumulative adjustment to retained earnings of $471,000.

On the expiration date of August 15, 2011, we revalued these warrants, their embedded conversion option and their embedded put options and recorded a decrease in expense of approximately $145,000 in the third quarter in financial expense, adjusting the respective values to zero. The tables below list the variables used in the Black-Scholes calculation and the resulting fair values using significant unobservable inputs:

Variables	December 31, 2009	December 31, 2010	August 15, 2011
Stock price	$1.70	$1.67	$1.45
Risk free interest rate	1.70%	1.02%	0.34%
Volatility	79.85%	76.90%	80.37%
Dividend yield	0.00%	0.00%	0.00%
Contractual life	1.6 years	0.6 years	0 years

Values	December 31, 2009	December 31, 2010	August 15, 2011
Warrants	$298,570	$131,355	$–
Conversion option	88,156	28,822	–
Puts	7,371	1,162	–
Total value	$394,097	$161,339	$–

The convertible notes were retired on August 15, 2011.

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

Restricted Shares, Restricted Stock Units and Options

In accordance with FASB ASC 505-50, we incurred, for the nine months ended September 30, 2011 and 2010, compensation expense related to restricted stock units and restricted shares of approximately $245,000 and $404,000, respectively. Our directors received their annual restricted stock grants on April 1, 2011 in accordance with the terms of the directors’ stock compensation plan. Additionally, certain corporate officers received restricted stock grants on April 25, 2011.

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

Overview of Operating Performance and Backlog

Overall, our loss before income tax expense for the nine months ended September 30, 2011 was $6.0 million on revenues of $53.8 million, compared to a loss before income taxes of $7,000 on revenues of $56.4 million during the nine months ended September 30, 2010. Our total backlog at September 30, 2011 was $99.2 million, compared to a backlog at September 30, 2010 of $42.2 million, an overall improvement of $57.0 million.

In our Training and Simulation Division, revenues increased from approximately $27.8 million in the first nine months of 2010 to $31.4 million in the first nine months of 2011. As of September 30, 2011, our backlog for our Training and Simulation Division totaled $77.2 million, compared to a backlog at September 30, 2010 of $18.3 million.

In our Battery and Power Systems Division, revenues decreased from approximately $13.0 million in the first nine months of 2010 to approximately $12.8 million in the first nine months of 2011. As of September 30, 2011, our backlog for our Battery and Power Systems Division totaled $11.9 million, compared to a backlog at September 30, 2010 of $16.3 million.

In our Armor Division, revenues decreased from approximately $15.6 million during the first nine months of 2010 to approximately $9.6 million during the first nine months of 2011. As of September 30, 2011, our backlog for our Armor Division totaled $10.1 million, compared to a backlog at September 30, 2010 of $7.6 million.

The table below details the percentage of total recognized revenue by type of arrangement for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
Type of Revenue	2011	2010
Sale of products	94.0%	94.0%
Maintenance and support agreements	3.9%	4.0%
Long term research and development contracts	2.1%	2.0%
Total	100.0%	100.0%

Common Stock Repurchase Program

In February of 2009, we authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of our common stock. Pursuant to this plan, through September 30, 2011 we have repurchased 638,611 shares of our common stock for $869,931 ($857,018 net of commissions), all of which was purchased after April 1, 2009. At September 30, 2011, we had remaining authorization for the repurchase of up to $142,982 in shares of our common stock. The repurchase program is subject to the discretion of our management.

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

Results of Operations

Three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Revenues. Revenues for the three months ended September 30, 2011 totaled $26.2 million, compared to $16.4 million in the comparable period in 2010, an increase of $9.8 million, or 60.2%. In the third quarter of 2011, revenues were $16.7 million for the Training and Simulation Division (compared to $7.7 million in the third quarter of 2010, an increase of $9.0 million, or 116.4%, due primarily to revenue in the third quarter of 2011 related to a major new contract with the U.S. Army, providing Virtual Clearance Training Suites (VCTS)); $4.5 million for the Battery and Power Systems Division (compared to $4.2 million in the third quarter of 2010, an increase of $303,000, or 7.3% due primarily to an increase in Israel sales offset by a decrease in U.S. sales); and $5.1 million for the Armor Division (compared to $4.5 million in the third quarter of 2010, an increase of $579,000, or 12.9%, due primarily to several significant contracts that were delayed and started shipping in the third quarter of 2011).

Cost of revenues. Cost of revenues totaled $21.1 million during the third quarter of 2011, compared to $12.3 million in the third quarter of 2010, an increase of $8.9 million, or 72.4%, due primarily to the increase in sales. Cost of revenues were $13.2 million for the Training and Simulation Division (compared to $4.8 million in the third quarter of 2010, an increase of $8.4 million, or 178.0%, due primarily to the increase in sales and the impact of a change in product mix along with reduced margins on several larger contracts); $3.8 million for the Battery and Power Systems Division (compared to $3.8 million in the third quarter of 2010, essentially flat); and $4.1 million for the Armor Division (compared to $3.7 million in the third quarter of 2010, an increase of $416,000, or 11.2%, due primarily to increased revenues).

Research and development expenses. Research and development expenses for the third quarter of 2011 were $723,000, compared to $672,000 during the third quarter of 2010, an increase of $51,000, or 7.6%, due primarily to an increase in spending of $99,000 in the Armor Division related to a newly developed vehicle.

Selling and marketing expenses. Selling and marketing expenses for the third quarter of 2011 were $1.4 million, compared to $1.5 million in the third quarter of 2010, a decrease of $88,000, or 5.8%, due primarily to decreased expenses in the Training and Simulation Division on bid and proposal costs compared to the previous year.

General and administrative expenses. General and administrative expenses for the third quarter of 2011 were $3.6 million, compared to $2.5 million in the third quarter of 2010, an increase of $1.1 million, or 41.2%, due primarily to an increase in expenses in all operating segments and corporate expenses relating to legal expenses and provision for losses. Included in general and administrative expenses is approximately $240,000 in consulting and legal expenses related to transactional activities. Management continues to pursue growth opportunities in both our Training and Simulation and Battery Divisions.

Amortization of intangible assets and capitalized software. Amortization of intangible assets and capitalized software totaled $481,000 in the third quarter of 2011, compared to $442,000 in the third quarter of 2010, an increase of $39,000, or 8.8%, due primarily to the increase in amortization of capitalized software in our Training and Simulation Division.

Financial expense, net. Financial expenses totaled $408,000 in the third quarter of 2011, compared to income of $103,000 in the third quarter of 2010, an increase of $511,000, due primarily to unfavorable exchange rate adjustments in our Battery and Power Division offset by a decrease in the corporate expenses associated with our warrants.

Income taxes. With respect to some of our subsidiaries that operated at a net income during 2011, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of less than $1,000 in tax expense in the third quarter of 2011, compared to $190,000 in tax expense in the third quarter of 2010, a decrease of $190,000, mainly concerning state and local taxes. This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $113,000 and $140,000 in non-cash expenses in the third quarter of 2011 and 2010 respectively (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets).

Net loss. Due to the factors cited above, our net loss increased from $1.1 million in the third quarter of 2010 to $1.5 million in the third quarter of 2011.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Revenues. Revenues for the nine months ended September 30, 2011 totaled $53.8 million, compared to $56.4 million in the comparable period in 2010, a decrease of $2.6 million, or 4.6%. In the first nine months of 2011, revenues were $31.4 million for the Training and Simulation Division (compared to $27.8 million in the first nine months of 2010, an increase of $3.6 million, or 13.0%, due primarily to revenue in the third quarter of 2011 related to a major new contract with VCTS); $12.8 million for the Battery and Power Systems Division (compared to $13.0 million in the first nine months of 2010, a decrease of $264,000, or 2.0%); and $9.6 million for the Armor Division (compared to $15.6 million in the first nine months of 2010, a decrease of $6.0 million, or 38.2%, due primarily to several significant contracts that were delayed and started shipping in the third quarter of 2011).

Cost of revenues. Cost of revenues totaled $42.4 million during the first nine months of 2011, compared to $40.9 million in the first nine months of 2010, an increase of $1.5 million, or 3.8%, due primarily to the reduction in sales. Cost of revenues were $21.6 million for the Training and Simulation Division (compared to $17.0 million in the first nine months of 2010, an increase of $4.6 million, or 27.0%, due primarily to the new VCTS contract); $11.4 million for the Battery and Power Systems Division (compared to $11.4 million in the first nine months of 2010, essentially flat); and $9.4 million for the Armor Division (compared to $12.4 million in the first nine months of 2010, a decrease of $3.0 million, or 24.7%, due primarily to the reduction in sales and decreased operating efficiencies, along with unfavorable variances in materials).

Research and development expenses. Research and development expenses for the first nine months of 2011 were $1.7 million, compared to $2.3 million during the first nine months of 2010, a decrease of $515,000, or 22.9%, due primarily to a reduction in spending of $567,000 in the Armor Division related to the Tiger vehicle.

Selling and marketing expenses. Selling and marketing expenses for the first nine months of 2011 were $4.3 million, compared to $4.1 million in the first nine months of 2010, an increase of $147,000, or 3.6%, due primarily to increased full year expenses in the Training and Simulation Division related to an increase in the sales force and increased participation in trade shows.

General and administrative expenses. General and administrative expenses for the first nine months of 2011 were $9.5 million, compared to $8.4 million in the first nine months of 2010, an increase of $1.1 million, or 13.3%, due primarily to increases in all divisions relating to legal expenses, provision for losses and approximately $240,000 in consulting and legal expenses related to transactional activities. Management continues to pursue growth opportunities in both our Training and Simulation and Battery Divisions.

Amortization of intangible assets and capitalized software. Amortization of intangible assets and capitalized software totaled $1.4 million in the first nine months of 2011, compared to $1.3 million in the first nine months of 2010, an increase of $161,000, or 12.6%, due primarily to the increase in amortization of capitalized software in our Training and Simulation Division.

Financial expense, net. Financial expenses totaled $410,000 in the first nine months of 2011, compared to $105,000 in the first nine months of 2010, an increase of $305,000, or 290.3%, due primarily to exchange rate adjustments.

Income taxes. With respect to some of our subsidiaries that operated at a net income during 2011, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $281,000 in tax expense in the first nine months of 2011, compared to $649,000 in tax expense in the first nine months of 2010, a decrease of $368,000, or 56.7%, mainly concerning state and local taxes. This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $338,000 and $420,000 in non-cash expenses in the first nine months of 2011 and 2010, respectively (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets).

Net loss. Due to the factors cited above, our net loss increased from $656,000 in the first nine months of 2010 to a net loss of $6.2 million in the first nine months of 2011, a difference of $5.6 million.

Liquidity and Capital Resources

As of September 30, 2011, we had $1.8 million in cash and cash equivalents and $1.8 million in restricted collateral deposits, as compared to December 31, 2010, when we had $6.3 million in cash and cash equivalents, $1.8 million in restricted collateral deposits and $399,000 in available for sale securities. Our short term borrowings decreased $2.5 million to $36,000 so that we had $9.2 million in unused funds under our $10.0 million line of credit with our main bank as of September 30, 2011, which is secured by our assets and the assets of our other subsidiaries and guaranteed by us. Based on our borrowing base calculations there was $3.9 million of available credit on the $10.0 million line as of September 30, 2011.

We used available funds in the nine months ended September 30, 2011 primarily for working capital needs. We purchased approximately $2.6 million of property and equipment during the nine months ended September 30, 2011. Our net property and equipment amounted to $6.2 million at September 30, 2011.

Net cash (used in)/provided by operating activities for the nine months ended September 30, 2011 and 2010 was $(586,000) and $4.9 million, respectively, a decrease of $5.5 million. This decrease in cash used was primarily due to the operating loss in 2011 and a decrease in working capital.

Net cash used in investing activities for the nine months ended September 30, 2011 and 2010 was $2.2 million and $833,000, an increase of $1.3 million. This increase was primarily the result the purchase of long lived assets offset by sales of marketable securities.

Net cash used in financing activities for the nine months ended September 30, 2011 and 2010 was $1.8 million and $2.7 million, respectively, a decrease of $906,000. The 2011 cash provided by financing activities was due to the change in long-term debt.

As of September 30, 2011, we had approximately $36,000 in short-term bank debt and $2.7 million in long-term debt outstanding. This is in comparison to $2.5 million in short-term bank debt and $2.4 million in long-term debt outstanding as of December 31, 2010.

Our $10.0 million credit facility with our primary bank and our building mortgage with the same bank contains certain covenants, including limiting the amount of cash that can be transferred from FAAC to the Arotech parent company and our subsidiaries, limiting our operating cash flow to total fixed charges to a ratio of 1.25 to 1.00 and limiting our total liabilities to adjusted tangible net worth to a ratio of 2.50 to 1.00. Although at September 30, 2011 we had zero borrowings under our credit line, we are nevertheless bound by these covenants. As a result in part of our having transferred sufficient cash to pay the NAVAIR judgment referred to in “Legal Proceedings” in Part II below, we are not currently in compliance with these three covenants, and the bank has waived these covenant violations.

Subject to all of the reservations regarding “forward-looking statements” set forth above, we expect this situation will be favorably resolved and we therefore believe that our present cash position, anticipated cash flows from operations and unused line of credit should be sufficient to satisfy our current estimated cash requirements for the next twelve months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

It is our policy not to enter into interest rate derivative financial instruments, except for hedging of foreign currency exposures discussed below. We do not currently have any significant interest rate exposure.

Foreign Currency Exchange Rate Risk

Since a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only minor foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2011. Certain of our research, development and production activities are carried out by our Israeli subsidiary, EFL, at its facility in Beit Shemesh, and accordingly we have sales and expenses in NIS. Additionally, our MDT and EFL subsidiaries operate primarily in NIS. However, the majority of our sales are made outside Israel in U.S. dollars, and a substantial portion of our costs are incurred in U.S. dollars. Therefore, our functional currency is the U.S. dollar.

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

NAVAIR Litigation

On January 10, 2011, a judgment and decision was unsealed and issued for publication in respect of the lawsuit in the United States Court of Federal Claims by Armour of America, Incorporated (“AoA”), a subsidiary that we purchased in August 2004, against the United States Naval Air Systems Command (NAVAIR). The lawsuit, which was based on events that had occurred prior to our purchase of AoA, had sought approximately $2.2 million in damages for NAVAIR’s alleged improper termination of a contract for the design, test and manufacture of a lightweight armor replacement system for the United States Marine Corps CH-46E rotor helicopter. NAVAIR, in its answer, counterclaimed for approximately $2.1 million in alleged reprocurement and administrative costs. The court’s decision found against AoA and in favor of NAVAIR, and awarded NAVAIR reprocurement and administrative costs in the total amount of approximately $1.55 million. We filed a notice of appeal in respect of a substantial portion of the court’s decision. However, pursuant to an agreement with NAVAIR we withdrew our appeal and paid the judgment in full in September 2011.

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

Our earnings may decline if we write off additional goodwill and other intangible assets

As of June 30, 2011, we had recorded goodwill of $33.1 million. FASB ASC 350 requires goodwill to be evaluated for impairment at least annually, and between annual evaluations in certain circumstances, and written down if impaired. Any future impairment of goodwill or other intangible assets may have a significant impact on earnings. Goodwill is tested for impairment by comparing the fair value of our reportable units with their carrying value. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units. We perform the required annual impairment test of goodwill, based on our projections and using expected future discounted operating cash flows.

We completed our annual goodwill impairment review using the financial results as of the quarter and six months ended June 30, 2010. Although the cumulative book value of our reporting units exceeded our market value as of that impairment review, management nevertheless determined that the fair value of the respective reporting units exceeded their respective carrying values, and therefore, there would be no impairment charges relating to goodwill. Several factors contributed to this determination:

•	The long term horizon of the valuation process versus a short term valuation using market conditions;

•	The valuation by individual business segments versus the market share value based on our company as a whole; and

•
The fact that our stock is thinly traded and widely dispersed with minimal institutional ownership, and thus not followed by major market analysts, leading management to conclude that the market in our securities was not acting as an informationally efficient reflection of all known information regarding us.

We use a June 30 date because this allows us to use internal resources that are available before we start our annual audit process (we wait until our June 30 financials were reviewed by our external auditors before we start the actual goodwill impairment analysis). Additionally, since we normally engage outside services to complete three separate studies in our three different reporting units, using a June 30 date gives us ample time to engage the outside consultants, develop the analysis, review and approve the analysis, and have the study reviewed by both the U.S. and Israel-based external auditors.

For these reasons, we have not yet completed our annual goodwill impairment review using the financial results as of the quarter and six months ended June 30, 2011. When complete, the goodwill impairment analysis will include financial information in the studies derived from board approved financial plans and projections that are developed between June 30, 2011 and year end.

In particular, with respect to our Armor Division, orders for our David vehicles have historically constituted a substantial portion of the revenues of that division. Although our Armor Division has numerous bids pending, which our management believes could result in a substantial amount of new business, there can be no assurance that such bids will be successful. Therefore, if by year-end 2011 the Board of Directors is not sufficiently confident that we are likely to receive a sufficient number of these potential orders to enable us to keep our armor backlog in the range of historical levels, we may determine that there exists an impairment of goodwill in our Armor Division, which would require a write-off of part or all such goodwill. Management has not at present made such a determination.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In February of 2009, we authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of our common stock. Pursuant to this plan, through September 30, 2011 we have repurchased 638,611 shares of our common stock for $869,931 ($857,018 net of commissions), all of which was purchased after April 1, 2009. At September 30, 2011, we had remaining authorization for the repurchase of up to $142,982 in shares of our common stock. The repurchase program is subject to the discretion of our management. The following table shows information relating to the repurchase of our common stock during the three months ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
July 1, 2011 through July 31, 2011	5,000	$1.94	5,000	$156,063
August 1, 2011 through August 31, 2011	4,600	$1.71	4,600	$148,201
September 1, 2011 through September 30, 2011	3,674	$1.42	3,674	$142,982
TOTAL THIS QUARTER	13,274		13,274

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

AROTECH CORPORATION

Dated: November 18, 2011	By:	/s/ Robert S. Ehrlich
Robert S. Ehrlich
Chairman and CEO
(Principal Executive Officer)

Dated: November 18, 2011	By:	/s/ Thomas J. Paup
Vice President – Finance and CFO
(Principal Financial Officer)