Form 10-K
period 2011-12-31
AROTECH CORP
filed 2012-04-16
CIK 916529

t
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED   DECEMBER 31, 2011.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $27,959,127 (based on the last sale price of such stock on such date as reported by The Nasdaq Global Market and assuming, for the purpose of this calculation only, that all of the registrant’s directors and executive officers are affiliates).

(Applicable only to corporate registrants)  Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 15,622,159 as of 3/20/2012

Documents incorporated by reference: None

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

PART I
ITEM 1.                          BUSINESS

General

We are a defense and security products and services company, engaged in two business areas: interactive simulation for military, law enforcement and commercial markets; and batteries and charging systems for the military. We operate primarily through our various subsidiaries, which we have organized into two divisions. Our divisions and subsidiaries (both 100% owned by us) are as follows:

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

•
We develop and sell rechargeable and primary lithium batteries and smart chargers to the military and to private defense industry in the Middle East, Europe and Asia under our Epsilor nameplate (“Epsilor”), through our subsidiary Epsilor-Electric Fuel, Ltd. (“Epsilor-EFL”), at Epsilor-EFL’s facilities located in Dimona, Israel (in Israel’s Negev desert area);

•
We develop, manufacture and market primary Zinc-Air batteries, rechargeable batteries and battery chargers for the military, focusing on applications that demand high energy and light weight, through our subsidiary Electric Fuel Battery Corporation, located in Auburn, Alabama (“EFB”); and

•
We produce water-activated lifejacket lights for commercial aviation and marine applications under our Electric Fuel nameplate (“EFL”), at Epsilor-EFL’s facilities located in Beit Shemesh, Israel (between Jerusalem and Tel-Aviv).

Background

We were incorporated in Delaware in 1990 under the name “Electric Fuel Corporation,” and we changed our name to “Arotech Corporation” on September 17, 2003. Unless the context requires otherwise, all references to us refer collectively to Arotech Corporation and Arotech’s wholly-owned Israeli subsidiary Epsilor-EFL; and Arotech’s wholly-owned United States subsidiaries, EFB and FAAC. Additionally, we operate under the trade names of IES Interactive Training (“IES”), Realtime Technologies (“RTI”) and Electric Fuel Limited (“EFL”).  Unless otherwise indicated, all reported figures include only these operations and exclude the discontinued Armor segment.

Since 2002, we have been engaged in utilizing advanced engineering concepts to manufacture military and paramilitary armored vehicles, and employing sophisticated lightweight materials to produce aviation armor, through our Armor Division. In December 2011, our Board of Directors approved management’s plan to sell our Armor Division in order to focus on the more profitable and growth-oriented aspects of our business. We continue to operate the Armor Division and have signed  a non-binding letter of intent with a potential purchaser for the Armor Division, although there can be no assurance that we will be able to sell all or any part of the Armor Division or the eventual price that we may receive for the Armor Division. Although the Armor Division will continue operations until such time as we dispose of this division in 2012, for accounting purposes we reflect the operations and net assets of the Armor Division as discontinued.

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

The offices and facilities of Epsilor-EFL are located in Israel (in Beit Shemesh and Dimona, both of which are within Israel’s pre-1967 borders). Most of the members of our senior management work extensively out of Epsilor-EFL’s facilities in Beit Shemesh; our financial operations are conducted primarily from our principal executive offices in Ann Arbor. FAAC’s home offices and facilities are located in Ann Arbor, Michigan and in Royal Oak, Michigan. The facilities of EFB are located in Auburn, Alabama.

Training and Simulation Division

We develop, manufacture and market advanced high-tech multimedia and interactive digital solutions for use-of-force training and driver training of military, law enforcement, security and other personnel through our Training and Simulation Division, the larger of our two divisions. During 2011 and 2010, revenues from our Training and Simulation Division were approximately $42.9 million and $35.6 million, respectively.

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

Our Vehicle Simulation group focuses on the development and delivery of complete driving simulations for a wide range of vehicle types – such as trucks, automobiles, subway trains, buses, fire trucks, police cars, ambulances, airport ground vehicles, and military vehicles. In 2011, our Vehicle Simulations group accounted for approximately 66.7% of our Training and Simulation Division’s revenues.

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

Military Operations

In the area of Military Operations, we believe we are a premier developer of validated, high fidelity analytical models and simulations of tactical air and land warfare systems for all branches of the Department of Defense and its related industrial contractors. Our simulations are found in systems ranging from instrumented air combat and maneuver training ranges (such as Top Gun), full task training devices such as the F-18 Weapon Tactics Trainer, and in the on-board computer of many fighter jet aircraft. We supply on-board software to support weapon launch decisions for the F-15, F-16, F-18, F-22 and Joint Strike Fighter (JSF) fighter aircraft. Additionally, FAAC is a prime contractor in respect of the U.S. Army’s Virtual Clearance Training Suite (VCTS) program. In 2011, our Military Operations group accounted for 18.2% of our Training and Simulation Division’s revenues.

Use-of-Force

We are a leading provider of interactive, multimedia, fully digital training simulators for law enforcement, security, military and similar applications. With a large customer base spread over twenty countries around the world, we are a leader in the supply of simulation training products to law enforcement, governmental, and commercial clients. We conduct our interactive training activities and market our interactive training products, such as the MILO (Multiple Interactive Learning/training Objectives) System, the A2Z Classroom Trainer (a state-of-the-art Computer Based Training (CBT) system that allows students to interact with realistic interactive scenarios projected life-size in the classroom), and the Range FDU (firearm diagnostics unit), using our IES Interactive Training nameplate. In 2011, our Use of Force group accounted for 15.1% of our Training and Simulation Division’s revenues.

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

Battery and Power Systems Division

We manufacture and sell Lithium and Zinc-Air batteries for defense and security products and other military applications through our Battery and Power Systems Division. During 2011 and 2010, revenues from our Battery and Power Systems Division were approximately $19.3 million and $18.7 million, respectively.

Lithium Batteries and Charging Systems for the Military

Introduction

We sell lithium batteries and charging systems to the military through our subsidiaries Epsilor-EFL and EFB.

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

Manufacturing

Our battery production lines for military batteries and chargers have been ISO-9001 certified since 1994. We believe that Epsilor-EFL’s 19,000 square foot facility in Dimona, Israel has the necessary capabilities and operations to support our production cycle.

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

Our batteries have been used in both Afghanistan (Operation Enduring Freedom) and in Iraq (Operation Iraqi Freedom). Our BA-8180/U Zinc-Air battery was recognized by the U.S. Army Research, Development and Engineering Command as one of the U.S. Army’s ten greatest inventions of 2003, and our Soldier Wearable Integrated Power Equipment System, or SWIPES, was recognized as one of the U.S. Army’s ten greatest inventions of 2010.

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

Customers

The principal customers for our Zinc-Air batteries during 2011 were the U.S. Army’s Communications-Electronics Command (CECOM) and the Defense Logistics Agency (DLA). In addition, we continue to further penetrate Special Forces and other specific U.S. military units with direct sales.

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

Manufacturing

EFB maintains a battery and electronics development and manufacturing facility in Auburn, Alabama, housed in a 30,000-square-foot light industrial space leased from the City of Auburn. We also have production capabilities for some battery components at Epsilor-EFL’s facility in Beit Shemesh, Israel. Both of these facilities have received ISO 9001 “Top Quality Standard” certification.

Lifejacket Lights

Products

We have a product line consisting of seven lifejacket light models, five for use with marine life jackets and two for use with aviation life vests, all of which work in both freshwater and seawater. Each of our lifejacket lights is certified for use by relevant governmental agencies under various U.S. and international regulations. We manufacture, assemble and package all our lifejacket lights through Epsilor-EFL in our factory in Beit Shemesh, Israel.

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

Backlog

We generally sell our products under standard purchase orders. Orders constituting our backlog are subject to changes in delivery schedules and are typically cancelable by our customers until a specified time prior to the scheduled delivery date. Accordingly, our backlog is not necessarily an accurate indication of future sales. As of December 31, 2011 and 2010, our backlog for the following year was approximately $81.9 million and $35.0 million, respectively, divided between our divisions as follows:

Division	2011	2010
Training and Simulation Division	$71,732,000	$19,276,000
Battery and Power Systems Division	10,196,000	15,702,000
TOTAL:	$81,928,000	$34,978,000

Major Customers

During 2011 and 2010, including both of our divisions, various branches of the United States military accounted for approximately 46% and 30% of our revenues. See “Item 1A. Risk Factors – Risks Related to Government Contracts,” below.

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

Research and Development

During the years ended December 31, 2011 and 2010, our gross research and product development expenditures were approximately $1.4 million for both years.

Employees

As of December 31, 2011, we had, excluding discontinued operations, approximately 307 full-time employees worldwide. Our success will depend in large part on our ability to attract and retain skilled and experienced employees.

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

We were incorporated in 1990 and began our operations in 1991. We have funded our operations principally from funds raised in the initial public offering of our common stock in February 1994; subsequent public and private offerings of our common stock and equity and debt securities convertible or exercisable into shares of our common stock; research contracts and supply contracts; funds received under research and development grants from the Government of Israel; and sales of products that we and our subsidiaries manufacture. We have incurred significant net losses since our inception. Additionally, as of December 31, 2011, we had an accumulated deficit (including discontinued operations) of approximately $182.2 million. In an effort to reduce operating expenses and maximize available resources, we have consolidated certain of our subsidiaries, shifted personnel and reassigned responsibilities. We have also taken a variety of other measures to limit spending and will continue to assess our internal processes to seek additional cost-structure improvements. Although we believe that such steps will help to reduce our operating expenses and maximize our available resources, there can be no assurance that we will ever be able to achieve or maintain profitability consistently or that our business will continue to exist.

We need significant amounts of capital to operate and grow our business and to pay our debt.

We require substantial funds to operate our business, including marketing our products and developing and marketing new products and to pay our outstanding debt as it comes due. To the extent that we are unable to fully fund our operations, including repaying our outstanding debt, through profitable sales of our products and services, we will need to seek additional funding, including through the issuance of equity or debt securities. In addition, based on our internal forecasts, the assumptions described under “Liquidity and Capital Resources” below, and subject to the other risk factors described herein, we believe that our present cash position and anticipated cash flows from operations and lines of credit along with a lending commitment from a new lender should be sufficient to satisfy our current estimated cash requirements for 2012. However, in the event our internal forecasts and other assumptions regarding our liquidity prove to be incorrect, we may need to seek additional funding. There can be no assurance that we will obtain any such additional financing in a timely manner, on acceptable terms, or at all. If additional funds are raised by issuing equity securities or convertible debt securities, stockholders may incur further dilution. If we incur additional indebtedness, we may be subject to affirmative and negative covenants that may restrict our ability to operate or finance our business. If additional funding is not secured, we will have to modify, reduce, defer or eliminate parts of our present and anticipated future commitments and/or programs.

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

Our bank and other indebtedness (short and long term) totaled approximately $7.7 million as of December 31, 2011 (not including trade payables, other account payables, seller-financed mortgages, capital leases, and accrued severance pay), of which $6.6 million was bank working capital lines of credit that are expected to be refinanced in April 2012 for which we have a firm commitment from a new lender to refinance. In addition, we may incur additional indebtedness in the future. Accordingly, we are subject to the risks associated with significant indebtedness, including:

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

A failure to comply with the obligations contained in the agreements governing our indebtedness could result in an event of default under such agreements which could result in an acceleration of debt under other instruments evidencing indebtedness that contain cross-acceleration or cross-default provisions. If our indebtedness were to be accelerated, there can be no assurance that our future cash flow or assets would be sufficient to repay in full such indebtedness. Our $10.0 million credit facility with our current primary bank and our building mortgage with the same bank contains certain covenants, including limiting our distributions to Arotech affiliates, limiting our operating cash flow to total fixed charges to a ratio of 1.25 to 1.00 and limiting our total liabilities to adjusted tangible net worth to a ratio of 2.50 to 1.00.  We were not in compliance with these three covenants as of December 31, 2011 and the bank has waived these covenant violations. The commitment from a new lender to provide us with new financing also contains certain covenants which include limiting our distributions to Arotech affiliates, limiting our operating cash flow to total fixed charges to a ratio of 1.1 to 1.00 and requiring minimum EBITDA levels for 2012.

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

As of December 31, 2011, we had recorded goodwill of $30.4 million and any future impairment of goodwill or other intangible assets may have a significant impact on earnings. We have adopted Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 350-10, ”Determination of the Useful Life of Intangible Assets.” FASB ASC 350-10 requires goodwill to be tested for impairment at least annually, and between annual tests in certain circumstances, and written down if impaired. In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. ASU 2011-08 amends the guidance in Accounting Standards Codification (ASC) 350, Intangibles – Goodwill and Other. Under the revised guidance, when testing goodwill for impairment we have the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If the Company determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the two-step impairment test would be required. If we cannot determine on the basis of qualitative factors that goodwill is not impaired, goodwill is then tested for impairment by comparing the fair value of our reporting units with their carrying value. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units.

We completed our 2011 annual goodwill impairment review using the financial results as of the quarter and six months ended June 30, 2011. We use a June 30 date because this allows us to use internal resources that are available before we start our annual audit process (we wait until our June 30 financials were reviewed by our external auditors before we start the actual goodwill impairment analysis). Additionally, since we engage an outside service to complete a study of our Battery Division, using a June 30 date gives us ample time to engage the outside consultant, develop the analysis, review and approve the analysis, and have the study reviewed by both the U.S. and Israel-based external auditors.

As of December 31, 2011, in connection with the decision of our Board to reflect the operations of the Armor Division as discontinued, we identified an impairment of goodwill and other long lived assets identified with the Armor Division and, as a result, we recorded an impairment charge in the amount of $3.3 million.

Although the cumulative book value of our reporting units included in continuing operations exceeded our market value as of the impairment review, management nevertheless determined that the fair value of the respective remaining reporting units exceeded their respective carrying values, and therefore, there would be no impairment charges relating to goodwill other than in respect of the Armor Division. Several factors contributed to this determination:

•	The long term horizon of the valuation process versus a short term valuation using current market conditions;

•	The valuation by individual business segments versus the market share value based on our company as a whole;

•	The valuations for each of the continuing operating segments exceeded the carrying value by a minimum of 30%; and

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

Some of the components of our products contain elements that are known to pose potential safety risks. In addition to these risks, there can be no assurance that accidents in our facilities will not occur. Any accident, whether occasioned by the use of all or any part of our products or technology or by our manufacturing operations, could adversely affect commercial acceptance of our products and could result in significant production delays or claims for damages resulting from injuries. Any of these occurrences would materially adversely affect our operations and financial condition. In the event that our products fail to perform as specified, users of these products may assert claims for substantial amounts. These claims could have a materially adverse effect on our financial condition and results of operations. There is no assurance that the amount of the general product liability insurance that we maintain will be sufficient to cover potential claims or that the present amount of insurance can be maintained at the present level of cost, or at all.

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

We are highly dependent on the president of our FAAC subsidiary and the general managers of our Epsilor-EFL subsidiary and the loss of the services of either or both of these persons could adversely affect us. We are especially dependent on the services of our Chairman and Chief Executive Officer, Robert S. Ehrlich, and our President and Chief Operating Officer, Steven Esses. The loss of either Mr. Ehrlich or Mr. Esses could have a material adverse effect on us. We are party to employment agreements with Mr. Ehrlich and Mr. Esses, both which agreements expire at the end of 2013. We do not have key-man life insurance on either Mr. Ehrlich or Mr. Esses.

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

Disruption in credit markets may impact demand for our products and services, as well as our ability to manage normal relationships with our customers, suppliers and creditors. Tighter credit markets could result in supplier or customer disruptions.

The potential bankruptcy of certain suppliers could leave us exposed to certain risks of collection of outstanding receivables. If any of our suppliers declare bankruptcy, this could have a material adverse effect on our business, financial condition and results of operations.

There are risks involved with the international nature of our business.

A significant portion of our sales are made to customers located outside the U.S., primarily in Europe and Asia. In 2011 and 2010, 26.7% and 24.2%, respectively, of our revenues, were derived from sales to customers located outside the U.S. We expect that our international customers will continue to account for a substantial portion of our revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, foreign taxes, longer payment cycles and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect our sales to international customers. See also “Israel-Related Risks,” below.

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

U.S. military contracts account for a significant portion of our business. The U.S. military funds these contracts in annual increments. These contracts require subsequent authorization and appropriation that may not occur or that may be greater than or less than the total amount of the contract. Changes in the U.S. military’s budget, spending allocations and the timing of such spending could adversely affect our ability to receive future contracts. None of our contracts with the U.S. military has a minimum purchase commitment, and the U.S. military generally has the right to cancel its contracts unilaterally without prior notice. We manufacture for the U.S. batteries for communications devices. The loss of, or a significant reduction in, U.S. military business for our batteries could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

The offices and facilities of Epsilor-EFL are located in Israel (in Beit Shemesh and Dimona, both of which are within Israel’s pre-1967 borders). Most of our senior management is located in Beit Shemesh. Although we expect that most of our sales will continue to be made to customers outside Israel, we are nonetheless directly affected by economic, political and military conditions in that country. Accordingly, any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel.

Historically, Arab states have boycotted any direct trade with Israel and to varying degrees have imposed a secondary boycott on any company carrying on trade with or doing business in Israel. Although in October 1994, the states comprising the Gulf Cooperation Council (Saudi Arabia, the United Arab Emirates, Kuwait, Dubai, Bahrain and Oman) announced that they would no longer adhere to the secondary boycott against Israel, and Israel has entered into certain agreements with Egypt, Jordan, the Palestine Liberation Organization and the Palestinian Authority, Israel has not entered into any peace arrangement with Syria or Lebanon. Moreover, since September 2000, there has been a significant deterioration in Israel’s relationship with the Palestinian Authority. Efforts to resolve the problem have failed to result in an agreeable solution.

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

Our Israeli production facilities in the cities of Beit Shemesh and Dimona are located approximately 27 miles and 38 miles, respectively, from the nearest point of the border with the Gaza Strip. There can be no assurance that Hamas will not obtain and use longer-range missiles capable of reaching our facilities, which could result in a significant disruption of the Israel-based portion of our business. Additionally, recent political events, including political uprisings, social unrest and regime change, in various countries in the Middle East and North Africa have weakened the stability of those countries, which could result in extremists coming to power, including in countries with which Israel has signed peace treaties that may not be respected by extremists. In addition, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons.  Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza and Hezbollah in Lebanon. This situation may potentially escalate in the future to violent events which may affect Israel and us. Any major hostilities involving Israel, including as a result of the military conflicts between the Fatah and Hamas in Gaza Strip, Judea and Samaria, or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our business, operating results and financial condition.

Service of process and enforcement of civil liabilities on us and our officers may be difficult to obtain.

We are organized under the laws of the State of Delaware and will be subject to service of process in the United States. However, approximately 29.1% of our assets are located outside the United States. In addition, two of our directors and most of our executive officers are residents of Israel and a portion of the assets of such directors and executive officers are located outside the United States.

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

Although a substantial majority of our revenues and a substantial portion of our expenses are denominated in U.S. dollars, a portion of our costs, including personnel and facilities-related expenses, is incurred in New Israeli Shekels (NIS). Inflation in Israel will have the effect of increasing the dollar cost of our operations in Israel, unless it is offset on a timely basis by a devaluation of the NIS relative to the dollar. In 2011, the inflation-adjusted NIS appreciated against the dollar.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                  PROPERTIES

Our primary executive offices are located in FAAC’s offices, consisting of approximately 17,300 square feet of office and warehouse space in Ann Arbor, Michigan, pursuant to a lease expiring in January 2013. FAAC has also leased 17,200 square feet of office and warehouse space adjacent to our main offices pursuant to a lease beginning in June 2006 and expiring in April 2018. Additionally, pursuant to a lease expiring in October, 2014, FAAC is leasing approximately 10,000 square feet of office and lab space in Orlando, Florida, and FAAC recently purchased 40,000 square feet of office and warehouse space in Ann Arbor, Michigan, approximately three miles from its current location, where it intends to consolidate certain of its operations beginning in 2012. FAAC also leases approximately 5,000 square feet in Royal Oak, Michigan pursuant to a lease terminating in April 2014.

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

Our Epsilor-EFL subsidiary rents approximately 19,000 square feet of factory, office and warehouse space in Dimona, Israel, in Israel’s Negev desert (within Israel’s pre-1967 borders), on a month-to-month basis.

We believe that our existing and currently planned facilities are adequate to meet our current and foreseeable future needs.

ITEM 3.                  LEGAL PROCEEDINGS

As of the date of this filing, there were no material pending legal proceedings against us.  During 2011, the following legal proceedings were active:

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

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market. Our Nasdaq ticker symbol is “ARTX.” The following table sets forth, for the periods indicated, the range of high and low closing sales prices of our common stock on the Nasdaq Global Market System:

Year Ended December 31, 2011	High	Low
Fourth Quarter	$1.64	$1.11
Third Quarter	$2.24	$1.31
Second Quarter	$2.47	$1.18
First Quarter	$1.74	$1.29
Year Ended December 31, 2010	High	Low
Fourth Quarter	$2.10	$1.45
Third Quarter	$1.95	$1.39
Second Quarter	$1.88	$1.40
First Quarter	$2.01	$1.35

As of February 29, 2012 we had approximately 200 holders of record of our common stock.

Share Repurchase Program

In February of 2009, we authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of our common stock. Pursuant to this plan, through December 31, 2011 we have repurchased 638,611 shares of our common stock for $869,931 ($857,018 net of commissions), all of which was purchased after April 1, 2009. We did not repurchase any shares during the three months ended December 31, 2011.

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

General

We are a defense and security products and services company, engaged in two business areas: interactive simulation for military, law enforcement and commercial markets; and batteries and charging systems for the military. We operate in two business units:

➢
we develop, manufacture and market advanced high-tech multimedia and interactive digital solutions for use-of-force training and driving training of military, law enforcement, security and other personnel (our Training and Simulation Division); and

➢	we manufacture and sell lithium and Zinc-Air batteries for defense and security products and other military applications (our Battery and Power Systems Division)

Between 2002 and December 2011, we were also engaged in utilizing advanced engineering concepts to manufacture military and paramilitary armored vehicles, and employing sophisticated lightweight materials to produce aviation armor, through our Armor Division. In December 2011, our Board of Directors approved management’s plan to sell our Armor Division in order to focus on the more profitable and growth-oriented aspects of our business. We continue to operate the Armor Division and have signed a non-binding letter of intent with a potential purchaser for the Armor Division, although there can be no assurance that we will be able to sell all or any part of the Armor Division or the eventual price that we may receive for the Armor Division. Although the Armor Division will continue operations until such time as we dispose of this division in 2012, for accounting purposes we reflect the operations and net assets of the Armor Division as discontinued.

The discontinuation of the Armor Division for accounting purposes resulted in a one-time, pre-tax charge during the fourth quarter of 2011 of approximately $3.9 million, reflecting an impairment of goodwill and intangibles ($1.8 million), an impairment of other long-lived assets ($1.5 million), a write-off of a joint venture investment ($269,000), and costs associated with change of control provisions and other non-statutory severance expenses ($302,000). Almost all these charges are non-cash impacting items.

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

We have provided a valuation allowance on the majority of our net deferred tax assets, which includes federal and foreign net operating loss carryforwards, because of the uncertainty regarding their realization. Our accounting for deferred taxes under FASB ASC 740-10, involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance was required, we primarily considered such factors as our history of operating losses and expected future losses in certain jurisdictions and the nature of our deferred tax assets. We provide valuation allowances in respect of deferred tax assets resulting principally from the carryforward of tax losses. Management currently believes that it is more likely than not that the deferred tax asset regarding the carryforward of losses and certain accrued expenses in the U.S. will not be realized in the foreseeable future. We do not provide for U.S. federal income taxes on the undistributed earnings of our foreign subsidiaries because such earnings are re-invested and, in the opinion of management, will continue to be re-invested indefinitely.

We have indefinitely-lived intangible assets consisting of trademarks and goodwill. Pursuant to FASB ASC 350-10, these indefinitely-lived intangible assets are not amortized for financial reporting purposes. However, these assets are tax deductible, and therefore amortized over 15 years for tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of these indefinitely-lived intangible assets. The resulting deferred tax liability, which is expected to continue to increase over time, will have an indefinite life, resulting in what is referred to as a “naked tax credit.” This deferred tax liability could remain on our balance sheet indefinitely for continuing operations unless there is an impairment of the related assets (for financial reporting purposes), or the business to which those assets relate were to be disposed of.

Due to the fact that the aforementioned deferred tax liability could have an indefinite life, it should not be netted against our deferred tax assets (which primarily relate to net operating loss carryforwards) when determining the required valuation allowance. Doing so would result in the understatement of the valuation allowance and related deferred income tax expense.

We have adopted the provisions of the FASB ASC 740-10. FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If our determinations and estimates prove to be inaccurate, the resulting adjustments could be material to our future financial statements.

In addition, we operate within multiple taxing jurisdictions and may be subject to audits in these jurisdictions. These audits can involve complex issues that may require an extended period of time for resolution. In management’s opinion, adequate provisions for income taxes have been made.

Inventories

Our policy for valuation of inventory and commitments to purchase inventory, including the determination of obsolete or excess inventory, requires us to perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, valuation of existing inventory, as well as product lifecycle and product development plans. The estimates of future demand that we use in the valuation of inventory are the basis for our revenue forecast, which is also used for our short-term manufacturing plans. Inventory reserves are also provided to cover risks arising from slow-moving items. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. We may be required to record additional inventory write-down if actual market conditions are less favorable than those projected by our management. For fiscal 2011, no significant changes were made to the underlying assumptions related to estimates of inventory valuation or the methodology applied.

Goodwill

As of December 31, 2011, we had recorded goodwill of $30.4 million (subsequent to the goodwill impairment in the amount of $1.8 million in connection with our decision to reflect the operations of the Armor Division as discontinued, referred to below). We allocate goodwill acquired in a business combination to the appropriate reporting unit as of the acquisition date. Currently our reporting units are also our reportable segments and the associated goodwill was determined when the specific businesses in the reportable segments were purchased. Under FASB ASC 350-10, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 amends the guidance in Accounting Standards Codification ASC 350-10. Under the revised guidance, when testing goodwill for impairment we have the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If the Company determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the two-step impairment test would be required. If we cannot determine on the basis of qualitative factors that goodwill is not impaired, goodwill is then tested for impairment by using a discounted cash flow analysis. This type of analysis requires us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. In assessing the recoverability of our goodwill, we may be required to make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This process is subjective and requires judgment at many points throughout the analysis. If our estimates or their related assumptions change in subsequent periods or if actual cash flows are below our estimates, we may be required to record impairment charges for these assets not previously recorded.

We completed our annual goodwill impairment review using the financial results as of the quarter ended June 30, 2011. We use a June 30 date because this allows us to use internal resources that are available before we start our annual audit process (we wait until our June 30 financials were reviewed by our external auditors before we start the actual goodwill impairment analysis). Additionally, since we engage outside services to complete certain of our impairment studies, using a June 30 date gives us ample time to engage the outside consultants, develop the analysis, review and approve the analysis, and have the study reviewed by both the U.S. and Israel-based external auditors.

Subsequent to our annual goodwill impairment review, in December 2011, in connection with our decision to sell our Armor Division and to reflect the operations of the Armor Division as discontinued, we identified an impairment of goodwill and other intangible assets identified with the Armor Division and, as a result, we recorded a goodwill impairment charge in the amount of $1.81.8 million during the fourth quarter of 2011.

Although the cumulative book value of our reporting units included in continuing operations exceeded our market value as of the impairment review, management nevertheless determined that the fair value of the respective reporting units exceeded their respective carrying values, and therefore, there would be no impairment charges relating to goodwill. Several factors contributed to this determination:

•	The long term horizon of the valuation process versus a short term valuation using current market conditions;

•	The valuation by individual business segments versus the market share value based on our company as a whole;

•	The valuations for each of the continuing operating segments exceeded the carrying value by a minimum of 20%; and

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

Other Intangible Assets

Other intangible assets are amortized to the Statement of Operations over the period during which benefits are expected to accrue, currently estimated at one to ten years.

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

The majority of financial transactions of Epsilor is in New Israeli Shekels (“NIS”) and a substantial portion of Epsilor’s costs is incurred in NIS. Management believes that the NIS is the functional currency of Epsilor. Accordingly, the financial statements of Epsilor have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive loss in stockholders’ equity.

Executive Summary

Overview of Results of Operations

We incurred operating losses for the years ended December 31, 2011 and 2010. While we expect to continue to derive revenues from the sale of products that we manufacture and the services that we provide, there can be no assurance that we will be able to achieve or maintain profitability on a consistent basis.

A portion of our operating loss during 2011 and 2010 arose as a result of non-cash and impairment charges. These charges were primarily related to our prior acquisitions, financings and stock-based awards to employees. To the extent that we continue certain of these activities during 2012, we would expect to continue to incur such non-cash charges in the future.

Acquisitions

In acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of intangible assets in the amount of a fraction (based on the useful life of the intangible assets) of the amount recorded as intangible assets. Such amortization charges continued during 2011. We are required to review intangible assets for impairment whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that an intangible asset has been impaired, we must record the impairment charge in our statement of operations.

In the case of goodwill, the assets recorded as goodwill are not amortized; instead, we are required to perform an annual impairment review. If we determine, through the impairment review process, that goodwill has been impaired, we must record the impairment charge in our statement of operations.

We incurred non-cash charges for amortization of intangible assets in 2011 and 2010 in the amount of $1.9 million and $1.7 million, respectively. In addition, we incurred non-cash charges in discontinued operations for impairment of goodwill and other intangible assets in the amount of $1.8 million during 2011 in respect of our Armor Division. See “Critical Accounting Policies – Goodwill,” above.

Financings and Issuances of Restricted Shares, Restricted Stock Units, Options and Warrants

The non-cash charges that relate to our financings occurred in connection with our issuance of convertible debt securities with detachable warrants. When we issued convertible securities, we recorded a discount (representing the value of the detachable warrants and the derivative features of the debt) that was amortized ratably over the life of the debenture. When a debenture is converted, however, the entire remaining unamortized discount was immediately recognized as expense in the quarter in which the debenture was converted. During 2011 and 2010, we recorded credits of approximately $161,000 and $233,000, respectively, attributable to debt discount amortization.

During 2011 and 2010, we issued restricted shares and restricted stock units to certain of our employees and to our directors. Each restricted stock unit is equal to one share of Company stock and is redeemable only for stock. These shares were issued as stock bonuses or were the required annual grant to directors, and are restricted for a period of up to three years from the date of issuance. Relevant accounting rules provide that the aggregate amount of the difference between the purchase price of the restricted shares or restricted stock units (in this case, generally zero) and the market price of the shares on the date of grant is taken as a general and administrative expense, amortized over the life of the period of the restriction.

We incurred non-cash charges related to stock-based compensation in 2011 and 2010 in the amount of $408,000 and $742,000, respectively.

During the third quarter of 2008 and pursuant to the terms of a Securities Purchase Agreement dated August 14, 2008, we issued and sold to a group of institutional investors 10% senior convertible notes in the aggregate principal amount of $5.0 million due August 15, 2011. These notes were convertible at any time prior to August 15, 2011 at a conversion price of $2.24 per share.

As part of the securities purchase agreement, we issued to the purchasers of our 10% senior convertible notes due August 15, 2011, warrants to purchase an aggregate of 558,036 shares of common stock at any time prior to August 15, 2011 at a price of $2.24 per share. Due to certain exercise price reset provisions, the warrants were accounted for as liabilities at fair value with changes in fair value reflected as financial income or expense.

On August 15, 2011 and December 31, 2010, we revalued these warrants, the conversion option and the put options embedded in the convertible notes. The credit to financial expense associated with this revaluation for 2011 and 2010 is approximately $161,000 and $233,000, respectively.

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

Overview of Operating Performance and Backlog

Overall, our pre-tax loss from continuing operations for 2011 was $3.4 million on revenues of $62.1 million, compared to a pre-tax loss of $843,000 on revenues of $54.2 million during 2010. As of December 31, 2011, our overall backlog for continuing operations totaled $81.9 million.

In our Training and Simulation Division, revenues increased from approximately $35.6 million in 2010 to $42.9 million in 2011. As of December 31, 2011, our backlog for our Training and Simulation Division totaled $71.7 million.

In our Battery and Power Systems Division, revenues increased from approximately $18.7 million in 2010 to approximately $19.3 million in 2011. As of December 31, 2011, our backlog for our Battery and Power Systems Division totaled $10.2 million.

Common Stock Repurchase Program

In February 2009, we authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of our common stock. Pursuant to this plan, through December 31, 2011 we have repurchased 638,611 shares of our common stock for $869,931 ($857,018 net of commissions), all of which was purchased after April 1, 2009. At December 31, 2011, we had remaining authorization for the repurchase of up to $142,982 in shares of our common stock. The repurchase program is subject to the discretion of our management.

Results of Operations

Results exclude the operations of the Armor Division, which we reflect as discontinued.

Summary

Following is a table summarizing our results of continuing operations for the years ended December 31, 2011 and 2010, after which we present a narrative discussion and analysis:

	Year Ended December 31,
	2011	2010
Revenues:
Training and Simulation Division	$42,881,573	$35,562,297
Battery and Power Systems Division	19,254,005	18,675,517
	$62,135,578	$54,237,814
Cost of revenues:
Training and Simulation Division	$29,715,897	$21,363,731
Battery and Power Systems Division	16,235,033	15,948,545
	$45,950,930	$37,312,276
Research and development expenses:
Training and Simulation Division	$819,879	$887,809
Battery and Power Systems Division	581,989	540,970
	$1,401,868	$1,428,779
Selling and marketing expenses:
Training and Simulation Division	$4,399,952	$4,128,796
Battery and Power Systems Division	854,939	746,505
Corporate	–	40,627
	$5,254,891	$4,915,928
General and administrative expenses:
Training and Simulation Division	$3,844,279	$3,566,856
Battery and Power Systems Division	1,211,114	906,183
Corporate	5,622,462	5,123,018
	$10,677,855	$9,596,057
Amortization of intangible assets:
Training and Simulation Division	$1,395,857	$1,201,281
Battery and Power Systems Division	509,240	509,240
	$1,905,097	$1,710,521
Operating income (loss):
Training and Simulation Division	$2,705,709	$4,413,824
Battery and Power Systems Division	(138,310)	24,074
Corporate	(5,622,462)	(5,163,645)
	$(3,055,063)	$(725,747)

	Year Ended December 31,
	2011	2010

Other income:
Training and Simulation Division	$37,567	$46,208
Battery and Power Systems Division	–	48
Corporate	6,285	–
	$43,852	$46,256
Allowance for settlements:
Corporate	$12,333	$303,068
	$12,333	$303,068
Financial expense (income):
Training and Simulation Division	$47,112	$7,264
Battery and Power Systems Division	209,764	(93,670)
Corporate	74,130	(52,798)
	$331,006	$(139,204)
Income tax expense (benefit):
Training and Simulation Division	$(69,734)	$48,467
Battery and Power Systems Division	646,824	(556,258)
Corporate	1,031,521	390,000
	$1,608,611	$(117,791)
Net loss – continuing operations:
Training and Simulation Division	$2,765,898	$4,404,301
Battery and Power Systems Division	(994,898)	674,050
Corporate	(6,734,161)	(5,803,915)
	$(4,963,161)	$(725,564)

Fiscal Year 2011 compared to Fiscal Year 2010

Revenues. During 2011, we (through our subsidiaries) recognized revenues as follows:

➢
FAAC, IES and RTI recognized revenues from the sale of military operations and vehicle simulators, interactive use-of-force training systems and from the provision of maintenance services in connection with such systems.

➢	EFB and Epsilor-EFL recognized revenues from the sale of batteries, chargers and adapters to the military and commercial customers, and under certain development contracts with the U.S. Army.

➢	Epsilor-EFL also recognized revenues from the sale of water-activated battery (WAB) lifejacket lights.

Revenues for continuing operations for 2011 totaled $62.1 million, compared to $54.2 million in 2010, an increase of $7.9 million, or 14.6%. This increase was primarily attributable to the following factors:

➢	Increased revenues from our Training and Simulation Division ($7.3 million more in 2011 versus 2010), due primarily to revenue in the second half of 2011 related to a major new contract (VCTS).

➢	Increased revenues from our Battery and Power Systems Division ($578,000 more in 2011 versus 2010), due to an increase of $442,000 in U.S. sales along with a $136,000 increase in Israeli sales.

The table below details the percentage of total recognized revenue by type of arrangement for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
Type of Revenue	2011	2010
Sale of products	93.8%	91.7%
Maintenance and support agreements	4.3%	5.4%
Long term research and development contracts	1.9%	2.9%
Total	100.0%	100.0%

Cost of revenues. Cost of revenues totaled $46.0 million during 2011, compared to $37.3 million in 2010, an increase of $8.7 million, or 23.2%, due primarily to increased revenues in our Training and Simulation Division. Cost of revenues as a percentage of revenue remained essentially flat in our Battery and Power Systems Division but increased in our Training and Simulation Division due primarily to the higher costs associated with the new VCTS contract.

Cost of revenues for our two divisions during 2011 were $29.7 million for the Training and Simulation Division (compared to $21.4 million in 2010, an increase of $8.3 million, or 39.1%, due primarily to the lower margin of the new VCTS contract); and $16.2 million for the Battery and Power Systems Division compared to $15.9 million in 2010, an increase of $286,000, or 1.8%, due primarily to increased orders for our battery and charger products.

Research and development expenses. Research and development expenses for 2011 were $1.4 million, compared to $1.4 million during 2010, a decrease of $27,000, or 1.9%.

Selling and marketing expenses. Selling and marketing expenses for 2011 were $5.3 million, compared to $4.9 million in 2010, an increase of $339,000, or 6.9%, due primarily to increased expenses of $271,000 in the Training and Simulation Division related to an increase in the sales force and increased participation in trade shows.  Also, there was an increase of $108,000 in the Battery and Power Systems Division related to an increase in the sales force and increases in the demonstration of new products to the military.

General and administrative expenses. General and administrative expenses for 2011 were $10.7 million, compared to $9.6 million in 2010, an increase of $1.1 million, or 11.3%. This increase was primarily attributable to an increase in expenses in all operating segments and corporate expenses relating to legal expenses and provision for losses. Included in general and administrative expenses is approximately $731,000 in consulting and legal expenses related to transactional activities. Management continues to pursue growth opportunities in both our Training and Simulation and Battery Divisions.

Amortization of intangible assets. Amortization of intangible assets totaled $1.9 million in 2011, compared to $1.7 million in 2010, an increase of $195,000, or 11.4%, due primarily to the increase in amortization of capitalized software in our Training and Simulation Division.

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

Financial expenses, net. Financial expenses (income) totaled approximately $331,000 in 2011, compared to $(139,000) in 2010, an expense increase of $470,000. The difference was primarily due to exchange rate adjustments.

Income taxes. With respect to some of our subsidiaries that operated at a net income during 2011, we were able to offset federal taxes against our accumulated loss carry forward. We recorded a total of $1.6 million in tax expense in 2011, compared to $118,000 in tax benefit in 2010. Due to the merger of Epsilor and EFL and the tax loss recorded for the merged entity, we reduced our valuation allowance by $720,000 in the fourth quarter of 2011. We recorded the required adjustment of taxes due to the deduction of goodwill amortization for U.S. federal taxes, which totaled $1.0 million in 2011 and $390,000 in 2010.

Net loss. Due to the factors cited above, net loss from continuing operations increased to $5.0 million in 2011 from $726,000 in 2010, a difference of $4.3 million.

Discontinued Operations. As cited above, we have discontinued our Armor division (see Note 1.d. of the notes to the Consolidated Financial Statements) which generated a loss of $5.8 million from operations and a net loss of $6.6 million in 2011 compared to a loss of $48,000 from operations and a net loss of $192,000 in 2010.

Liquidity and Capital Resources

As of December 31, 2011, we had $2.3 million in cash and $1.7 million in restricted collateral deposits, as compared to December 31, 2010, when we had $5.8 million in cash, $1.7 million in restricted collateral deposits and $399,000 in available for sale securities. We also had $3.5 million in unused bank lines of credit with our main bank as of December 31, 2011, under a $10.0 million credit facility under our FAAC subsidiary, which is secured by our assets and the assets of our other subsidiaries and guaranteed by us. There was $1.7 million of available credit on this line as of December 31, 2011 based on our borrowing base calculations. The $10.0 million credit facility with our primary bank, expiring April 30, 2012 and our building mortgage with the same bank contains certain covenants, including limiting our distributions to Arotech affiliates, limiting our operating cash flow to total fixed charges to a ratio of 1.25 to 1.00 and limiting our total liabilities to adjusted tangible net worth to a ratio of 2.50 to 1.00. We were not in compliance with these three covenants, and the bank has waived these covenant violations.

Effective April 13, 2012, we entered into a commitment with a different primary bank that is expected to provide us with a replacement $10.0 million credit facility under our FAAC subsidiary, which is secured by our assets and the assets of our other subsidiaries and guaranteed by us, expiring May 2013 at a rate of LIBOR plus 375 basis points..  The new credit agreement contains certain covenants, including minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), quarterly Maximum Increase in Net Advance to Affiliates of less than 90% of EBITDA and a Fixed Charge Coverage Ratio of not less than 1.1 to 1.0. Management expects that we will be in compliance with these covenants for the remainder of the year. The commitment is expected to be converted into a definitive agreement by April 30, 2012.  Certain of the terms of the agreement are subject to change pending the finalization of the new lender’s diligence.

We used available funds in 2011 primarily for sales and marketing, continued research and development expenditures, and other working capital needs. We purchased approximately $2.6 million of property and equipment during 2011, which included the purchase of our new simulation facility in Ann Arbor for $1.5 million. Our net property and equipment amounted to $4.6 million as of December 31, 2011.

Net cash used in operating activities for 2011 was $5.8 million and net cash provided by operating activities in 2010 was $9.2 million, a decrease of $15.0 million. This decrease in cash usage was primarily due to the operating loss in 2011 ($5.3 million of which was from discontinued operations) and the result of changes in working capital.

Net cash used in investing activities for 2011 and 2010 was $2.7 million and $2.0 million, respectively, an increase of $777,000. This increase was primarily the result of higher purchases of long-lived assets in 2011.

Net cash provided by (used in) financing activities for 2011 and 2010 was $4.6 million and $(2.9 million), respectively, an increase of $7.5 million, primarily due to a changes in both short-term and long-term debt.

As of December 31, 2011, we had approximately $6.6 million in short-term bank debt and $1.1 million in long-term debt outstanding for continuing operations, including current maturities.

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

Over the long term, we will need to be profitable, at least on a cash-flow basis, and maintain that profitability in order to avoid future capital infusions. Additionally, we would need to raise additional capital or sell assets in order to fund any future acquisitions.

Effective Corporate Tax Rate

We and certain of our subsidiaries incurred net operating losses during the years ended December 31, 2011 and 2010. With respect to some of our U.S. subsidiaries that operated at a net profit during 2011, we were able to offset federal taxes against our net operating loss carryforward. These subsidiaries are, however, subject to state taxes that cannot be offset against our net operating loss carryforward. With respect to certain of our Israeli subsidiaries that operated at a net profit during 2011, we were unable to offset their taxes against our net operating loss carryforward, and we are therefore exposed to Israeli taxes, at a rate of up to 26% in 2011 (less, in the case of companies that have “approved enterprise” status as discussed in Note 14.b. to the Notes to Financial Statements). We also set up a tax liability for the impact of the deductions taken for goodwill.

As of December 31, 2011, we had a U.S. net operating loss carryforward of approximately $48.4 million that is available to offset future taxable income under certain circumstances, expiring primarily from 2012 through 2031, and foreign net operating and capital loss carryforwards of approximately $84.0 million, which are available indefinitely to offset future taxable income under certain circumstances.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our periodic reports that we file with the SEC. These disclosure controls and procedures are intended to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objectives of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of December 31, 2011, our principal executive officer and principal financial officer were able to conclude that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management, including our principal executive and financial officers, is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management has evaluated the effectiveness of our internal controls as of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2011. In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework.

Based on management’s assessment and these criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers, Directors and Significant Employees

Executive Officers and Directors

Our executive officers and directors and their ages as of February 29, 2012 were as follows:

Name	Age	Position
Robert S. Ehrlich	73	Chairman of the Board and Chief Executive Officer
Steven Esses	48	President, Chief Operating Officer and Director
Dr. Jay M. Eastman	63	Director
Edward J. Borey	61	Director
Seymour Jones	80	Director
Elliot Sloyer	47	Director
Michael E. Marrus	48	Director
Arthur S. Leibowitz	58	Director
Thomas J. Paup	63	Vice President – Finance and Chief Financial Officer

Our by-laws provide for a board of directors of one or more directors. There are currently seven directors. Under the terms of our certificate of incorporation, the board of directors is composed of three classes of similar size, each elected in a different year, so that only one-third of the board of directors is elected in any single year. Dr. Eastman and Messrs. Esses and Marrus are designated Class I directors and have been elected for a term expiring in 2012 and until their successors are elected and qualified; Prof. Jones and Messrs. Ehrlich and Leibowitz are designated Class II directors elected for a term expiring in 2014 and until their successors are elected and qualified; and Messrs. Borey and Sloyer are designated Class III directors elected for a term that expires in 2013 and until their successors are elected and qualified. A majority of the Board is “independent” under relevant SEC and Nasdaq regulations.

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

Dr. Jay M. Eastman has been one of our directors since October 1993. From 1991 to 2011, Dr. Eastman served as President and Chief Executive Officer of Lucid, Inc., a public company that is developing laser technology applications for medical diagnosis and treatment; since December 2011, Dr. Eastman has served as a director and Chief Science Officer of Lucid. Dr. Eastman served as Senior Vice President of Strategic Planning of PSCX from December 1995 through October 1997. Dr. Eastman is also a director of Dimension Technologies, Inc., a developer and manufacturer of 3D displays for computer and video displays. From 1981 until 1983, Dr. Eastman was the Director of the University of Rochester’s Laboratory for Laser Energetics, where he was a member of the staff from 1975 to 1981. Dr. Eastman holds a B.S. and a Ph.D. in Optics from the University of Rochester in New York.

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

Elliot Sloyer has served as a director since October 2007. Mr. Sloyer is a Managing Member of WestLane Capital Management, LLC, which he founded in 2005. From 1992 until 2005, Mr. Sloyer was a founder and Managing Director of Harbor Capital Management, LLC, which managed convertible arbitrage portfolios. Mr. Sloyer is active in community organizations and currently serves on the investment committee of a charitable organization. Mr. Sloyer also serves as a director of Trans-Lux Corporation, a designer and manufacturer of digital signage display solutions (OTC: TNLX). Mr. Sloyer has a B.A. from New York University.

Mr. Sloyer’s investment advisor experience brings valuable insight to the Board in enabling us to anticipate the reactions and concerns of the investment community. We believe that Mr. Sloyer’s background and experience make him appropriate to serve as one of our directors in light of our business and structure.

Michael E. Marrus has been one of our directors since October 2007. Since October 2011, Mr. Marrus has been a Managing Director of Dominick & Dominick LLC, one of the oldest, privately-held investment firms in the United States. From 2009 to 2011, Mr. Marrus was a Managing Director of Merriman Curhan Ford, Inc., a financial services firm focused on growth companies. From 1998 to 2009, he was a Managing Director of C.E. Unterberg, Towbin & Co., an investment banking firm that was acquired by Collins Stewart plc. Prior to joining Unterberg, Towbin, Mr. Marrus was a Principal and founding member of Fieldstone Private Capital Group, an investment banking firm specializing in corporate, project and structured finance. Previously, he was employed at Bankers Trust Company, initially in the Private Equity and Merchant Banking Groups and subsequently in BT Securities, the securities affiliate of Bankers Trust. Mr. Marrus has an A.B. from Brown University and an M.B.A. from the Graduate School of Business, University of Chicago.

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

The following table shows the compensation earned or received by each of our non-officer directors for the year ended December 31, 2011:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards Granted 2011	Total	Stock Awards Vested(1) 2011
Dr. Jay M. Eastman	$34,000	$15,000	$49,000	$15,497	(2)
Edward J. Borey	$32,000	$15,000	$47,000	$15,497	(3)
Seymour Jones	$36,000	$15,000	$51,000	$15,497	(4)
Elliot Sloyer	$34,000	$15,000	$49,000	$15,497	(5)
Michael E. Marrus	$34,000	$15,000	$49,000	$15,497	(6)
Arthur S. Leibowitz	$30,000	$15,000	$45,000	$14,994	(7)

(1)	This column reflects the 2011 compensation expense for stock based awards for the year ended December 31, 2011.
(2)	As of December 31, 2011, Dr. Eastman held 22,938 unvested restricted shares of our common stock.
(3)	As of December 31, 2011, Mr. Borey held 22,938 unvested restricted shares of our common stock.
(4)	As of December 31, 2011, Prof. Jones held 22,938 unvested restricted shares of our common stock.
(5)	As of December 31, 2011, Mr. Sloyer held 22,938 unvested restricted shares of our common stock.
(6)	As of December 31, 2011, Mr. Marrus held 22,938 unvested restricted shares of our common stock.
(7)	As of December 31, 2011, Mr. Leibowitz held 21,518 unvested restricted shares of our common stock.

Significant Employees

Our significant employees as of February 29, 2012, and their ages as of December 31, 2011, are as follows:

Name	Age	Position
Dean Krutty	46	President, Training and Simulation Division
Ronen Badichi	46	President, Battery and Power Systems Division
Yaakov Har-Oz	54	Senior Vice President, General Counsel and Secretary
Norman E. Johnson	59	Controller

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, certain of our officers and any persons holding more than ten percent of our common stock are required to report their ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to report any failure to file by these dates during 2011. We are not aware of any instances during 2011, not previously disclosed by us, where such “reporting persons” failed to file the required reports on or before the specified dates.

ITEM 11.                EXECUTIVE COMPENSATION

Cash and Other Compensation

Summary Compensation Table

The following table, which should be read in conjunction with the explanations provided below, shows the compensation that we paid (or accrued) to our executive officers during the fiscal years ended December 31, 2011 and 2010:

SUMMARY COMPENSATION TABLE(1)

Name and Principal Position	Year	Salary		Bonus	Stock Awards Granted(2)	All Other Compensation		Total
Robert S. Ehrlich	2011	$400,000		$180,000	$262,000	$252,731	(3)	$1,094,731
Chairman, Chief Executive Officer and a director	2010	$400,000		$265,000	$267,200	$196,641	(4)	$1,128,841

Thomas J. Paup	2011	$190,000		$47,641	$157,200	$4,675	(5)	$399,516
Vice President – Finance and Chief Financial Officer	2010	$179,776		$89,900	$83,500	$(7,692	)(5)	$345,484

Steven Esses	2011	$190,899	(6)	$143,661	$196,500	$352,182	(7)	$883,242
President, Chief Operating Officer and a director	2010	$141,396	(8)	$176,000	$133,600	$304,976	(9)	$755,972

(1)
We paid the amounts reported for each named executive officer in U.S. dollars and/or New Israeli Shekels (NIS). We have translated amounts paid in NIS into U.S. dollars at the exchange rate of NIS into U.S. dollars at the time of payment or accrual, except that certain items are pursuant to corporate policy paid at a set exchange rate that may be higher than the actual exchange rate on the date of payment. The difference, which was a positive number in 2010 and 2011, has been reported under “All Other Compensation.”

(2)
Reflects the value of awards of restricted stock or restricted stock units granted to our executive officers based on the compensation cost of their stock-based awards – see Note 13.c. of the Notes to Consolidated Financial Statements. The number of shares of restricted stock or restricted stock units received by our executive officers pursuant to such awards in 2011, vesting one-half after one year (dependent 25% on tenure and 75% on performance) and one-half after two years (dependent 33% on tenure and 67% on performance), was as follows: Mr. Ehrlich, 200,000; Mr. Esses, 150,000; Mr. Paup, 120,000. The first tranche of these shares came up for vesting in December 2011, and of the 75% dependent on performance, one-third – or 25% of the total – vested; shares not vesting were cancelled. The number of shares of restricted stock or restricted stock units received by our executive officers pursuant to such awards in 2010, vesting in equal amounts over two years (two-thirds dependent on performance criteria and one-third dependent only on tenure), was as follows: Mr. Ehrlich, 160,000; Mr. Paup, 50,000; Mr. Esses, 80,000. The first tranche of these shares vested in December 2010, and the second tranche vested in December 2011.

(3)
Of this amount, $24,654 represents the change in our accrual for severance pay that will be payable to Mr. Ehrlich upon his leaving our employ other than if he is terminated for cause, such as a breach of trust; $102,583 represents the effect of exchange rate differences on salary payments; $29,241 represents the change of our accrual for vacation pay; $55,526 represents tax reimbursements and $40,727 represents other normal or mandated Israeli benefits.

(4)
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

(7)
Of this amount, $34,281 represents payments to Israeli pension and education funds; $166,209 represents the change in our accrual for severance pay that will be payable to Mr. Esses upon his leaving our employ other than if he is terminated for cause, such as a breach of trust; $48,957 represents the effect of exchange rate differences on salary payments; $27,256 represents sick pay redemption; $15,896 represents the change of our accrual for vacation pay; $23,868 represents tax reimbursements; and $35,715 represents other normal or mandated Israeli benefits.

(8)
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

Name of Borrower	Date of Loan	Original Principal Amount of Loan	Amount Outstanding as of 12/31/11	Terms of Loan
Robert S. Ehrlich	02/09/2000	$329,163	$452,995	Twenty-five-year non-recourse loan to purchase our stock, secured by the shares of stock purchased.
Robert S. Ehrlich	06/10/2002	$36,500	$46,593	Twenty-five-year non-recourse loan to purchase our stock, secured by the shares of stock purchased.

Plan-Based Awards

Grants of Stock Options

We did not grant any stock options to our executive officers during 2011.

Grants of Restricted Stock or Restricted Stock Units

During 2011, the Compensation Committee approved the grant of a total of 470,000 shares of restricted stock or restricted stock units to our executive officers. The table below sets forth each equity award granted to our executive officers during the year ended December 31, 2011.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All Other Stock Awards: Number of Shares of Stocks (1)	Grant Date Fair Value of Stock and Option Awards (2)
Robert S. Ehrlich	04/25/2011	200,000	$262,000
Steven Esses	04/25/2011	150,000	$196,500
Thomas J. Paup	04/25/2011	120,000	$157,200

(1) The restricted shares or restricted stock units vest in equal amounts over two years, in December 2011 (dependent 25% on tenure and 75% on performance) and December 2012 (dependent 33% on tenure and 67% on performance).
(2) Reflects the aggregate market value of the shares of restricted stock or restricted stock units determined based on a per share price of $1.31, the closing price of our common stock on the Nasdaq Global Market on the date of grant.

Stock Option Exercises and Vesting of Restricted Stock Awards

Our executive officers did not exercise any stock options during 2011. The following table presents awards of restricted stock or restricted stock units that vested during the year ended December 31, 2011.

STOCK VESTED

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Robert S. Ehrlich	94,445	$113,334
Steven Esses	59,722	$71,666
Thomas J. Paup	43,889	$52,667

(1) Reflects the aggregate market value of the shares of restricted stock or restricted stock units determined based on a per share price of $1.20, the closing price of our common stock on the Nasdaq Global Market on December 30, 2011, which was the last trading day of 2011.

Outstanding Equity Awards at Fiscal Year-End

The table below sets forth information for our executive officers with respect to option, restricted stock and restricted stock unit values at the end of the fiscal year ended December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options(1) (#)						Equity Incentive Plan Awards
	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares that Have Not Vested (#)	Market Value of Shares that Have Not Vested(2) ($)	Number of Unearned Shares that Have Not Vested (#)	Market Value of Unearned Shares that Have Not Vested(2) ($)
Robert S. Ehrlich	4,687	0	$5.46	04/01/12	33,333	$40,000	66,667	$80,000
	1,116	0	$5.46	07/01/12
	4,687	0	$5.46	10/01/12
	6,294	0	$5.46	01/01/13
Steven Esses	714	0	$8.54	12/31/12	25,000	$30,000	50,000	$60,000
	1,785	0	$11.62	07/22/12
Thomas J. Paup	-	-	-	-	20,000	24,000	40,000	$48.000

(1)	All options in the table are vested.
(2)
Reflects the aggregate market value of the shares of restricted stock or restricted stock units determined based on a per share price of $1.20, the closing price of our common stock on the Nasdaq Global Market on December 30, 2011, which was the last trading day of 2011.

Employment Contracts

Robert S. Ehrlich

Mr. Ehrlich is party to an amended and restated employment agreement with us executed in February 2012. The term of this employment agreement expires on December 31, 2013.

The employment agreement provides for a base salary of NIS 150,000 (approximately $39,400 per month based on the exchange rate on January 1, 2012), as adjusted annually for Israeli inflation. Additionally, the board may at its discretion raise Mr. Ehrlich’s base salary. The employment agreement also granted Mr. Ehrlich a retention bonus in the amount of 100,000 shares of restricted stock, which vests one-half annually on December 31, 2012 and 2013, with each such vesting being contingent on Mr. Ehrlich being employed by us on the scheduled vesting date and on performance criteria to be established by the Compensation Committee of our Board of Directors.

The employment agreement provides that we will pay an annual bonus, on a sliding scale, in an amount equal to 35% of Mr. Ehrlich’s annual base salary then in effect if the results we actually attain for the year in question are 90% or more of the amount we budgeted at the beginning of the year, up to a maximum of 75% of his annual base salary then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year. Mr. Ehrlich’s previous employment agreement had an identical bonus provision. For 2010 and 2011, the Compensation Committee choose financial targets for determining eligibility for the above-referenced cash incentive bonus that are determined in part on the achievement of set budgetary forecast targets for adjusted EBITDA, a non-GAAP measurement, and in part on the achievement of other targets – in the case of 2011, targets for backlog. The Board’s adjusted budget for 2011 called for EBITDA of $1.35 million with backlog of at least $55 million. Actual results were EBITDA of $(314,000) with backlog of $81.9 million. New bonus targets will be chosen for 2012 based upon future budgetary forecasts.

The employment agreement also contains various benefits customary in Israel for senior executives, tax and financial planning expenses and an automobile, and contain confidentiality and non-competition covenants. Pursuant to the employment agreements, we granted Mr. Ehrlich demand and “piggyback” registration rights covering shares of our common stock held by him.

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

Upon termination of employment, the employment agreement provides for payment of all accrued and unpaid compensation and benefits (including under most circumstances Israeli statutory severance, described under “Item 1. Business – Employees,” above), and (unless we have terminated the agreement for Cause or Mr. Ehrlich has terminated the agreement without Good Reason and without giving us 120 days’ notice of termination) bonuses (to the extent earned) due for the year in which employment is terminated and severance pay in the amount of up to $1,625,400. Furthermore, in respect of any termination by us other than termination for Cause or termination of the agreement due to Mr. Ehrlich’s death or disability, or by Mr. Ehrlich other than for Good Reason, all outstanding options and all restricted shares will be fully vested. Restricted shares that have vested prior to the date of termination are not forfeited under any circumstances, including termination for Cause.

A table describing the payments that would have been due to Mr. Ehrlich under his employment agreement had Mr. Ehrlich’s employment with us been terminated at the end of 2011 under various circumstances (pursuant to the terms of his then-current employment agreement) appears under “Potential Payments and Benefits upon Termination of Employment – Robert S. Ehrlich,” below.

In April 2009, we, with the agreement of Mr. Ehrlich, funded a portion of his severance security by means of issuing to him, in trust, restricted stock having a value (based on the closing price of our stock on the Nasdaq Stock Market on the date on which Mr. Ehrlich and our board of directors agreed on this arrangement) of $240,000, a total of 328,767 shares. We agreed with Mr. Ehrlich that the economic risk of gain or loss on these shares is to be borne by Mr. Ehrlich. Should Mr. Ehrlich leave our employ under circumstances in which he is not entitled to his severance package (primarily, termination for Cause as defined in his employment agreement), these shares would be returned to us for cancellation.

Steven Esses

Mr. Esses is party to an amended and restated employment agreement with EFL and guaranteed by us executed in February 2012. The term of this employment agreement as extended expires on December 31, 2013.

The employment agreement provides for a base salary in 2012 of NIS 71,587 per month (approximately $18,800 at the rate of exchange in effect on January 1, 2012), and a base salary in 2013 of NIS 129,187 per month (approximately $33,900 at the rate of exchange in effect on January 1, 2012), as adjusted for Israeli inflation during 2012. Additionally, the board may at its discretion raise Mr. Esses’s base salary. The agreement also provides for a stock retention bonus of 75,000 shares of restricted stock, which vests one-half annually on December 31, 2012 and 2013, with each such vesting being contingent on Mr. Esses being employed by us on the scheduled vesting date and on performance criteria to be established by the Compensation Committee of our Board of Directors.

The employment agreement provides that if the results we actually attain in a given year are at least 90% of the amount we budgeted at the beginning of the year, we will pay a bonus, on a sliding scale, in an amount equal to a minimum of 20% of Mr. Esses’s annual base salary then in effect, up to a maximum of 75% of his annual base salary then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year. Mr. Esses’s previous employment agreement had an identical bonus provision. For 2010 and 2011, the Compensation Committee choose financial targets for determining eligibility for the above-referenced cash incentive bonus that are determined in part on the achievement of set budgetary forecast targets for adjusted EBITDA, a non-GAAP measurement, and in part on the achievement of other targets – in the case of 2011, targets for backlog. The Board’s adjusted budget for 2011 called for EBITDA of $1.35 million with backlog of at least $55 million. Actual results were EBITDA of $(314,000) with backlog of $81.9 million. New bonus targets will be chosen for 2012 based upon future budgetary forecasts.

The employment agreement also contains various benefits customary in Israel for senior executives, tax and financial planning expenses and an automobile, and contain confidentiality and non-competition covenants. Pursuant to the employment agreements, we granted Mr. Esses demand and “piggyback” registration rights covering shares of our common stock held by him.

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

Upon termination of employment, the employment agreement provides for payment of all accrued and unpaid compensation (including under most circumstances Israeli statutory severance, described under “Item 1. Business – Employees,” above), and (unless we have terminated the agreement for Cause or Mr. Esses has terminated the agreement without Good Reason and without giving us 150 days’ notice of termination) bonuses (to the extent earned) due for the year in which employment is terminated (in an amount of not less than 20% of base salary) and severance pay, as follows: (A) before the end of the first year of the agreement, a total of (i) $307,200 plus (ii) twenty-four (24) times monthly salary; or (B) at or after the end of the first year of the agreement, twenty-four (24) times monthly salary. Furthermore, Mr. Esses will receive, in respect of all benefits, an additional sum in the amount of (i) $75,000, in the case of termination due to disability, Good Reason, death, or non-renewal, or (ii) $150,000, in the case of termination due to early retirement, retirement, change of control or change of location. Additionally, in respect of any termination due to a change of control or a change in the primary location from which Mr. Esses shall have conducted his business activities during the 60 days prior to such change, all outstanding options and all restricted shares will be fully vested. Restricted shares that have vested prior to the date of termination are not forfeited under any circumstances, including termination for Cause.

A table describing the payments that would have been due to Mr. Esses under his employment agreement had Mr. Esses’s employment with us been terminated at the end of 2011 under various circumstances (pursuant to the terms of his then-current employment agreement) appears under “Potential Payments and Benefits upon Termination of Employment – Steven Esses,” below.

In April 2009, we, with the agreement of Mr. Esses, funded a portion of his severance security by means of issuing to him, in trust, restricted stock having a value (based on the closing price of our stock on the Nasdaq Stock Market on the date on which Mr. Esses and our board of directors agreed on this arrangement) of $200,000, a total of 273,973 shares. We agreed with Mr. Esses that the economic risk of gain or loss on these shares is to be borne by Mr. Esses. Should Mr. Esses leave our employ under circumstances in which he is not entitled to his severance package (primarily, termination for Cause as defined in his employment agreement), these shares would be returned to us for cancellation.

See also “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

Thomas J. Paup

Mr. Paup is party to an amended and restated employment agreement with us executed in February 2012, having a term running until December 31, 2014. Under the terms of his employment agreement, Mr. Paup is entitled to receive a base salary of $190,000 per annum, as adjusted annually for inflation. The agreement also provides for a stock retention bonus of 60,000 shares of restricted stock, which vests one-half annually on December 31, 2012 and 2013, with each such vesting being contingent on Mr. Paup being employed by us on the scheduled vesting date and on performance criteria to be established by the Compensation Committee of our Board of Directors.

The employment agreement provides that if the results we actually attain in a given year are at least 90% of the amount we budgeted at the beginning of the year, we will pay a bonus, on a sliding scale, in an amount equal to a minimum of 20% of Mr. Paup’s annual base salary then in effect, up to a maximum of 50% of his annual base salary then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year. Mr. Paup’s previous employment agreement had an identical bonus provision. For 2010 and 2011, the Compensation Committee choose financial targets for determining eligibility for the above-referenced cash incentive bonus that are determined in part on the achievement of set budgetary forecast targets for adjusted EBITDA, a non-GAAP measurement, and in part on the achievement of other targets – in the case of 2011, targets for backlog. The Board’s adjusted budget for 2011 called for EBITDA of $1.35 million with backlog of at least $55 million. Actual results were EBITDA of $(314,000) with backlog of $81.9 million. New bonus targets will be chosen for 2012 based upon future budgetary forecasts.

Mr. Paup’s employment agreement provides that if we terminate his agreement other than for cause (defined as conviction of certain crimes, willful failure to carry out directives of our board of directors or gross negligence or willful misconduct), we must pay Mr. Paup severance in an amount of twelve times his monthly salary (doubled in the event of termination by reason of a change of control), with an additional three months’ severance payable if Mr. Paup completes the three-year term of his agreement. Additionally, in respect of any termination due to a change of control, all outstanding options and all restricted shares will be fully vested. Restricted shares that have vested prior to the date of termination are not forfeited under any circumstances, including termination for Cause.

A table describing the payments that would have been due to Mr. Paup under his employment agreement had Mr. Paup’s employment with us been terminated at the end of 2011 under various circumstances (pursuant to the terms of his then-current employment agreement) appears under “Potential Payments and Benefits upon Termination of Employment – Thomas J. Paup,” below.

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

Potential Payments and Benefits upon Termination of Employment

This section sets forth in tabular form quantitative disclosure regarding estimated payments and other benefits that would have been received by certain of our executive officers if their employment had terminated on December 30, 2011 (the last business day of the fiscal year), pursuant to the terms of their then-current employment agreements.

For a narrative description of the severance and change in control arrangements in the current employment contracts of Messrs. Ehrlich, Esses and Paup, see “– Employment Contracts,” above. Each of Messrs. Ehrlich and Esses will be eligible to receive severance payments in excess of accrued but unpaid items only if he signs a general release of claims.

Robert S. Ehrlich

The following table describes the potential payments and benefits upon employment termination for Robert S. Ehrlich, our Chairman and Chief Executive Officer, pursuant to applicable law and the terms of his then-current employment agreement with us, as if his employment had terminated on December 30, 2011 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

ROBERT S. EHRLICH
Payments and Benefits	Death or Disability(1)	Cause(2)	Good Reason(3)	Change of Control(4)	Termination at Will(5)	Other Employee Termination(6)
Accrued but unpaid:
Base salary	$33,333	$33,333	$33,333	$33,333	$33,333	$33,333
Vacation	79,161	79,161	79,161	79,161	79,161	79,161
Recuperation pay(7)	398	398	398	398	398	398
Benefits:
Continuing education fund(8)	2,500	2,500	2,500	2,500	2,500	2,500
Tax gross-up on automobile	2,669	–	2,669	2,669	2,669	–
Contractual severance	1,625,400	–	1,625,400	1,625,400	1,625,400	–
Statutory severance(9)	267,677	–	267,677	267,677	267,677	–
Accelerated vesting of restricted stock	262,000	–	262,000	262,000	–	–
TOTAL:	$2,273,138	$115,392	$2,273,138	$2,273,138	$2,011,138	$115,392

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

(6)	“Other Employee Termination” means a termination by Mr. Ehrlich of his employment without giving us the advance notice of 120 days needed to make such a termination qualify as a “Termination at Will.”
(7)	Pursuant to Israeli law and our customary practice, we pay Mr. Ehrlich in July of each year the equivalent of ten days’ “recuperation pay” at the statutory rate of NIS 365 (approximately $96) per day.
(8)
Pursuant to Israeli law, we must contribute an amount equal to 7.5% of Mr. Ehrlich’s base salary to a continuing education fund, up to the permissible tax-exempt salary ceiling according to the income tax regulations in effect from time to time. At December 31, 2011, the ceiling then in effect was NIS 15,712 (approximately $[4,112]). In Mr. Ehrlich’s case, we have customarily contributed to his continuing education fund in excess of the tax-exempt ceiling, and then reimbursed Mr. Ehrlich for the tax. The sums in the table reflect this additional contribution and the resultant tax reimbursement.

(9)	Under Israeli law, employees terminated other than for cause receive severance in the amount of one month’s base salary for each year of work, at their salary rate at the date of termination.

Steven Esses

The following table describes the potential payments and benefits upon employment termination for Steven Esses, our President and Chief Operating Officer, pursuant to applicable law and the terms of his then-current employment agreement with us, as if his employment had terminated on December 30, 2011 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

See also “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

STEVEN ESSES
Payments and Benefits	Non- Renewal(1)	Death or Disability(2)	Cause(3)	Good Reason(4)	Change of Control(5)	Change of Location(6)	Retirement(7)	Early Retirement(8)	Other Employee Termination(9)
Accrued but unpaid(10):
Base salary	$18,735	$18,735	$18,735	$18,735	$18,735	$18,735	$18,735	$18,735	$18,735
Vacation	85,987	85,987	85,987	85,987	85,987	85,987	85,987	85,987	85,987
Sick leave(11)	17,455	17,455	17,455	17,455	17,455	17,455	17,455	17,455	17,455
Recuperation pay(12)	279	279	279	279	279	279	279	279	279
Benefits:
Manager’s insurance(13)	2,967	2,967	2,967	2,967	2,967	2,967	2,967	2,967	2,967
Continuing education fund(14)	1,405	1,405	1,405	1,405	1,405	1,405	1,405	1,405	1,405
Contractual severance	556,844	556,844	–	556,844	556,844	556,844	556,844	556,844	–
Statutory severance(15)	152,015	152,015	–	152,015	152,015	152,015	152,015	152,015	–
Benefits	–	–	–	75,000	150,000	150,000	150,000	150,000	–
TOTAL:	$835,687	$835,687	$126,828	$910,687	$985,687	$985,687	$985,687	$985,687	$126,828

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

(10)
Does not include a total of $32,256 in accrued but unpaid consulting fees due at December 31, 2011 to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

(11)	Limited to an aggregate of 30 days.
(12)	Pursuant to Israeli law and our customary practice, we pay Mr. Esses in July of each year the equivalent of six days’ “recuperation pay” at the statutory rate of NIS 365 (approximately $96 per day.
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

(14)
Pursuant to Israeli law, we must contribute an amount equal to 7.5% of Mr. Esses’s base salary to a continuing education fund, up to the permissible tax-exempt salary ceiling according to the income tax regulations in effect from time to time. At December 31, 2011, the ceiling then in effect was NIS 15,712 (approximately $4,112). In Mr. Esses’s case, we have customarily contributed to his continuing education fund in excess of the tax-exempt ceiling, and then reimbursed Mr. Esses for the tax. The sums in the table reflect this additional contribution and the resultant tax reimbursement.

(15)	Under Israeli law, employees terminated other than for cause receive severance in the amount of one month’s base salary for each year of work, at their salary rate at the date of termination.

Thomas J. Paup

The following table describes the potential payments and benefits upon employment termination for Thomas J. Paup, our Vice President – Finance and Chief Financial Officer, pursuant to applicable law and the terms of his then-current employment agreement with us, as if his employment had terminated on December 30, 2011 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

THOMAS J. PAUP
Payments and Benefits	Death or Disability(1)	Cause(2)	Change of Control(3)	Non-Renewal(4)	Termination at Will(5)
Accrued but unpaid:
Base salary	$7,491	$7,491	$7,491	$7,491	$7,491
Vacation	8,060	8,060	8,060	8,060	8,060
Contractual severance	–	–	380,000	190,000	47,500
TOTAL:	$15,551	$15,551	$395,551	$205,551	$63,051

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

(4)
“Non-Renewal” is defined in Mr. Paup’s employment agreement as the agreement coming to the end of the Term and not being extended or immediately succeeded by a new substantially similar employment agreement.

(5)
“Termination at Will” is defined in Mr. Paup’s employment agreement as Mr. Paup terminating his employment with us on written notice of at least 120 days in advance of the effective date of such termination.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the security ownership, as of February 29, 2012, of those persons owning of record or known by us to own beneficially more than 5% of our common stock and of each of our Named Executive Officers and directors, and the shares of common stock held by all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)(3)		Percentage of Total Shares Outstanding(3)
Robert S. Ehrlich	1,186,649	(4)	7.6%
Steven Esses	839,090	(5)	5.4%
Thomas J. Paup	226,416	(6)	1.4%
Dr. Jay M. Eastman	49,096	(7)	*
Edward J. Borey	50,238	(8)	*
Prof. Seymour Jones	49,096	(9)	*
Elliot Sloyer	82,386	(10)	*
Michael E. Marrus	52,386	(11)	*
Arthur S. Leibowitz	31,498	(12)	*
All of our directors and executive officers as a group (9 persons)	2,566,855	(13)	16.4%

*	Less than one percent.
(1)	The address of each named beneficial owner is in care of Arotech Corporation, 1229 Oak Valley Drive, Ann Arbor, Michigan 48108.
(2)
Unless otherwise indicated in these footnotes, each of the persons or entities named in the table has sole voting and sole investment power with respect to all shares shown as beneficially owned by that person, subject to applicable community property laws.

(3)
Based on 15,622,159 shares of common stock outstanding as of February 29, 2012. For purposes of determining beneficial ownership of our common stock, owners of options exercisable within sixty days are considered to be the beneficial owners of the shares of common stock for which such securities are exercisable. The percentage ownership of the outstanding common stock reported herein is based on the assumption (expressly required by the applicable rules of the Securities and Exchange Commission) that only the person whose ownership is being reported has exercised his options for shares of common stock.

(4)
Consists of 726,000 shares held directly by Mr. Ehrlich, 100,000 shares of unvested restricted stock (the vesting of 66,667 of which is subject to future performance criteria), 328,767 shares held as part of a trust securing the payment of Mr. Ehrlich’s severance package pursuant to the terms of our employment agreement with him, 3,571 shares held by Mr. Ehrlich’s wife (in which shares Mr. Ehrlich disclaims beneficial ownership), 11,527 shares held in Mr. Ehrlich’s pension plan, and 16,784 shares issuable upon exercise of options exercisable within 60 days of February 29, 2012.

(5)
Consists of 487,618 shares held directly by Mr. Esses, 75,000 shares of unvested restricted stock (the vesting of 50,000 of which is subject to future performance criteria), 273,973 shares held as part of a trust securing the payment of Mr. Esses’s severance package pursuant to the terms of our employment agreement with him, and 2,499 shares issuable upon exercise of options exercisable within 60 days of February 29, 2012.

(6)	Consists of 166,416 shares held directly by Mr. Paup and 60,000 unvested restricted stock units (the vesting of 40,000 of which is subject to future performance criteria).
(7)	Consists of 26,158 shares owned directly by Dr. Eastman and 22,938 shares of unvested restricted stock.
(8)	Consists of 27,300 shares owned directly by Mr. Borey and 22,938 shares of unvested restricted stock.
(9)	Consists of 26,158 shares owned directly by Prof. Jones and 22,938 shares of unvested restricted stock.
(10)	Consists of 59,448 shares owned directly by Mr. Sloyer and 22,938 shares of unvested restricted stock.
(11)	Consists of 29,448 shares owned directly by Mr. Marrus and 22,938 shares of unvested restricted stock.
(12)	Consists of 9,980 shares owned directly by Mr. Leibowitz and 21,518 shares of unvested restricted stock.
(13)
Includes 19,283 shares issuable upon exercise of options exercisable within 60 days of February 29, 2012, 311,208 shares of unvested restricted stock (the vesting of 116,667 of which is subject to future performance criteria), 602,740 shares of restricted stock held as part of trusts securing payment of severance, and 60,000 unvested restricted stock units (the vesting of 40,000 of which is subject to future performance criteria).

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2011, with respect to our 2004, 2007 and 2009 equity compensation plans, as well as any other stock options and warrants previously issued by us (including individual compensation arrangements) as compensation for goods and services:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	64,953	$7.80	4,184,555
(1)
For a description of the material features of grants of options and warrants other than options granted under our employee stock option plans, see Note 13.b. of the Notes to the Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Officer Loans

On February 9, 2000, Mr. Ehrlich exercised 9,404 stock options. Mr. Ehrlich paid the exercise price of the stock options and certain taxes that we paid on his behalf by giving us a non-recourse promissory note due in 2025 in the amount of $329,163, bearing annual interest at 1% over the then-current federal funds rate announced from time to time by the Wall Street Journal, secured by the shares of our common stock acquired through the exercise of the options and certain compensation due to Mr. Ehrlich upon termination. As of December 31, 2011, the aggregate amount outstanding pursuant to this promissory note was $452,995.

On June 10, 2002, Mr. Ehrlich exercised 3,571 stock options. Mr. Ehrlich paid the exercise price of the stock options by giving us a non-recourse promissory note due in 2012 in the amount of $36,500, bearing simple annual interest at a rate equal to the lesser of (i) 5.75%, and (ii) 1% over the then-current federal funds rate announced from time to time, secured by the shares of our common stock acquired through the exercise of the options. As of December 31, 2011, the aggregate amount outstanding pursuant to this promissory note was $46,593.

Consulting Agreement with Sampen Corporation

We have a consulting agreement with Sampen Corporation that we executed in March 2005, effective as of January 1, 2005. Sampen is a New York corporation owned by members of Steven Esses’s immediate family, and Mr. Esses is an employee of both the Company and of Sampen. The term of this consulting agreement as extended expires on December 31, 2012, and is extended automatically for additional terms of two years each unless either Sampen or we terminate the agreement sooner. We have already given notice to Sampen of our intention to terminate this agreement effective December 31, 2012.

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

➢
Audit Fees. Audit fees billed or expected to be billed to us by BDO for the audit of the financial statements included in our Annual Report on Form 10-K, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for the years ended December 31, 2011 and 2010 totaled approximately $340,00 and $330,000, respectively.

➢
Audit-Related Fees. BDO billed or expected to bill us $172,000 (principally consultation related to mergers and acquisitions) and $11,000 for the fiscal years ended December 31, 2011 and 2010, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

➢
Tax Fees. BDO billed or expected to bill us an aggregate of $87,000 and $43,000 for the fiscal years ended December 31, 2011 and 2010, respectively, for tax services, principally advice regarding the preparation of income tax returns.

➢	All Other Fees. BDO billed or expected to bill us an aggregate of zero for the fiscal years ended December 31, 2011 and 2010, for permitted non-audit services.

Applicable law and regulations provide an exemption that permits certain services to be provided by our outside auditors even if they are not pre-approved. We have not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this report:

(1)	Financial Statements – See Index to Financial Statements on page [INSERT PAGE NUMBER] above and the financial pages following page [INSERT PAGE NUMBER] below.
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

(3)
Exhibits – The following Exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

	Exhibit No.	Description
(1)	3.1	Amended and Restated Certificate of Incorporation
(3)	3.1.1	Amendment to our Amended and Restated Certificate of Incorporation
(6)	3.1.2	Amendment to our Amended and Restated Certificate of Incorporation
(7)	3.1.3	Amendment to our Amended and Restated Certificate of Incorporation
(10)	3.1.4	Amendment to our Amended and Restated Certificate of Incorporation
(13)	3.1.5	Amendment to our Amended and Restated Certificate of Incorporation
(2)	3.2	Amended and Restated By-Laws
(7)	4.1	Specimen Certificate for shares of common stock, $0.01 par value
(9)	10.1	Promissory Note dated February 9, 2000, from Robert S. Ehrlich to us
(9)	10.2	Promissory Note dated January 12, 2001, from Robert S. Ehrlich to us
(4)	10.3	Agreement of Lease dated December 6, 2000 between Janet Nissim et al. and M.D.T. Protection (2000) Ltd. [English summary of Hebrew original]
(4)	10.4	Agreement of Lease dated August 22, 2001 between Aviod Building and Earthworks Company Ltd. et al. and M.D.T. Protective Industries Ltd. [English summary of Hebrew original]
(5)	10.5	Promissory Note dated July 1, 2002 from Robert S. Ehrlich to us
(5)	10.6	Lease dated April 8, 1997, between AMR Holdings, L.L.C. and FAAC Incorporated
† (7)	10.7	Consulting Agreement, effective as of January 1, 2005, between us and Sampen Corporation
(9)	10.8	Lease dated February 10, 2006 between Arbor Development Company LLC and FAAC Incorporated
(11)	10.9	Loan Agreement between FAAC Incorporated and Keybank National Association dated December 27, 2007
(11)	10.10	Security Agreement between us and Keybank National Association dated December 27, 2007
(11)	10.11	Guaranty from us to Keybank National Association dated December 27, 2007
* (12)	10.12	Agreement with Yossi Bar in respect of our purchase of the minority interest of M.D.T. Protective Industries Ltd. and MDT Armor Corporation dated January 15, 2008

	Exhibit No.	Description
† (14)	10.13	Fifth Amended and Restated Employment Agreement, dated February 2, 2012 and effective as of January 1, 2012, between us, EFL and Robert S. Ehrlich
† (14)	10.14	Second Amended and Restated Employment Agreement, dated February 2, 2012 and effective as of January 1, 2012, between EFL and Steven Esses
† (14)	10.15	Second Amended and Restated Employment Agreement between the Company and Thomas J. Paup dated February 2, 2012 and effective as of January 1, 2012
**	21.1	List of Subsidiaries of the Registrant
**	23.1	Consent of BDO USA, LLP
**	31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**	31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	English translation or summary from original Hebrew
**	Filed herewith
†	Includes management contracts and compensation plans and arrangements
(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-73256), which became effective on February 23, 1994
(2)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-97944), which became effective on February 5, 1996
(3)	Incorporated by reference to our Current Report on Form 8-K filed January 6, 2003
(4)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002
(5)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003
(6)	Incorporated by reference to our Current Report on Form 8-K filed July 15, 2004
(7)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
(9)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005
(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(11)	Incorporated by reference to our Current Report on Form 8-K filed January 3, 2008
(12)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007
(13)	Incorporated by reference to our Current Report on Form 8-K filed June 9, 2009
(14)	Incorporated by reference to our Current Report on Form 8-K filed February 6, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AROTECH CORPORATION

Date: April 16, 2012	By:	/s/ Robert S. Ehrlich
Robert S. Ehrlich
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert S. Ehrlich Robert S. Ehrlich	Chairman Chief Executive Officer and Director (Principal Executive Officer)	April 16, 2012
/s/ Thomas J. Paup Thomas J. Paup	Vice President – Finance (Principal Financial Officer)	April 16, 2012
/s/ Norman E. Johnson Norman E. Johnson	Controller (Principal Accounting Officer)	April 16, 2012
/s/ Steven Esses Steven Esses	President, Chief Operating Officer and Director	April 16, 2012
/s/ Jay M. Eastman Dr. Jay M. Eastman	Director	April 16, 2012
/s/ Edward J. Borey Edward J. Borey	Director	April 16, 2012
/s/ Seymour Jones Seymour Jones	Director	April 16, 2012
/s/ Elliot Sloyer Elliot Sloyer	Director	April 16, 2012
/s/ Michael E. Marrus Michael E. Marrus	Director	April 16, 2012
/s/ Arthur S. Leibowitz Arthur S. Leibowitz	Director	April 16, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arotech Corporation:

Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of Arotech Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arotech Corporation and subsidiaries at December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Grand Rapids, Michigan

April 16, 2012

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In U.S. dollars

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,324,163	$5,800,485
Available for sale securities	–	399,449
Restricted collateral deposits	1,679,609	1,672,789
Trade receivables	11,883,779	12,070,326
Unbilled receivables	5,722,781	3,280,821
Other accounts receivable and prepaid expenses	1,453,152	720,979
Inventories	9,503,171	7,768,149
Discontinued operations – short term	6,032,625	4,464,572
Total current assets	38,599,280	36,177,570
LONG TERM ASSETS:
Deferred tax assets	–	652,292
Severance pay fund	3,554,877	3,492,105
Other long term receivables	58,596	374,499
Property and equipment, net	4,631,007	3,113,592
Other intangible assets, net	3,153,104	4,864,896
Goodwill	30,421,198	30,879,939
Discontinued operations – long term	683,883	4,082,046
Total long term assets	42,502,665	47,459,369
Total assets	$81,101,945	$83,636,939

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In U.S. dollars

	December 31,
	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$6,694,127	$3,257,073
Other accounts payable and accrued expenses	3,634,133	5,824,277
Current portion of capitalized leases	11,053	39,181
Current portion of long term debt	94,595	1,351,342
Short term bank credit	6,618,431	2,488,205
Deferred revenues	4,019,425	5,768,525
Discontinued operations – short term	7,306,967	2,052,294
Total current liabilities	28,378,731	20,780,897
LONG TERM LIABILITIES:
Accrued severance pay	5,268,827	5,019,817
Long term portion of capitalized leases	495	11,549
Long term debt	1,018,750	17,305
Deferred tax liability	4,321,521	3,315,000
Other long term liabilities	24,345	22,040
Discontinued operations – long term	963,814	1,985,962
Total long-term liabilities	11,597,752	10,371,673

STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of December 31, 2011 and 2010; Issued and outstanding: 15,570,491 shares and 14,842,283 shares as of December 31, 2011 and 2010, respectively	155,705	148,423
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of December 31, 2011 and 2010; No shares issued or outstanding as of December 31, 2011 and 2010	–	–
Additional paid-in capital	222,786,426	221,856,095
Accumulated deficit	(182,232,246)	(170,705,241)
Notes receivable from stockholders	(954,647)	(954,647)
Accumulated other comprehensive income	1,370,224	2,139,739
Total stockholders’ equity	41,125,462	52,484,369
Total liabilities and stockholders’ equity	$81,101,945	$83,636,939

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

In U.S. dollars

	December 31,
	2011	2010
Revenues	$62,135,578	$54,237,814

Cost of revenues, exclusive of amortization of intangibles	45,950,930	37,312,276
Research and development expenses	1,401,868	1,428,779
Selling and marketing expenses	5,254,891	4,915,928
General and administrative expenses	10,677,855	9,596,057
Amortization of intangible assets and capitalized software	1,905,097	1,710,521
Total operating costs and expenses	65,190,641	54,963,561

Operating loss	(3,055,063)	(725,747)

Other income	(43,852)	(46,256)
Allowance for legal settlements, net	12,333	303,068
Financial (income) expense, net	331,006	(139,204)
Total other expense	299,487	117,608
Loss from continuing operations before income tax expense (benefit)	(3,354,550)	(843,355)

Income tax expense (benefit)	1,608,611	(117,791)
Loss from continuing operations	(4,963,161)	(725,564)
Loss from discontinued operations, net of income tax	(6,563,844)	(191,655)
Net loss	$(11,527,005)	$(917,219)

Basic and diluted net loss per share – continuing operations	$(0.35)	$(0.05)
Basic and diluted net loss per share – discontinued operations	$(0.47)	$(0.02)
Basic and diluted net loss per share	$(0.82)	$(0.07)

Weighted average number of shares used in computing basic and diluted net loss per share	14,011,566	13,304,039

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In U.S. dollars

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Notes receivable from stockholders	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)	Total stockholders’ equity
Balance as of January 1, 2010	14,405,948	$144,060	$220,481,911	$(169,788,022)	$(954,647)	$1,536,503	$–	$51,419,805
Treasury stock purchase and retirement	(115,851)	(1,158)	(192,434)	–	–	–	–	(193,592)
Conversion of convertible notes	440,277	4,402	826,178	–	–	–	–	830,580
Stock based compensation	–	–	741,559	–	–	–	–	741,559
Restricted stock issued	382,326	3,823	(3,823)	–	–	–	–	–
Restricted stock units vested	60,417	604	(604)	–	–	–	–	–
Forfeitures of prior stock awards	(330,834)	(3,308)	3,308	–	–	–	–	–
Other comprehensive income –
Unrealized loss on marketable securities	–	–	–	–	–	(3,256)	(3,256)	(3,256)
Foreign currency translation adjustment	–	–	–	–	–	606,492	606,492	606,492
Net loss	–	–	–	(917,219)	–	–	(917,219)	(917,219)
Total comprehensive loss							$(313,983)
Balance as of December 31, 2010	14,842,283	$148,423	$221,856,095	$(170,705,241)	$(954,647)	$2,139,739		$52,484,369

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In U.S. dollars

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Notes receivable from stockholders	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)	Total stockholders’ equity
Balance as of January 1, 2011	14,842,283	$148,423	$221,856,095	$(170,705,241)	$(954,647)	$2,139,739	$	$52,484,369
Treasury stock purchase and retirement	(75,402)	(754)	(112,544)	–	–	–	–	(113,298)
Conversion of convertible notes	324,326	3,243	639,176	–	–	–	–	642,419
Stock based compensation	–	–	408,492	–	–	–	–	408,492
Restricted stock issued	414,284	4,143	(4,143)	–	–	–	–	–
Restricted stock units vested	65,000	650	(650)	–	–	–	–	–
Other comprehensive loss –
Foreign currency translation adjustment	–	–	–	–	–	(769,515)	(769,515)	(769,515)
Net loss	–	–	–	(11,527,005)	–	–	(11,527,005)	(11,527,005)
Total comprehensive loss							$(12,296,520)
Balance as of December 31, 2011	15,570,491	$155,705	$222,786,426	$(182,232,246)	$(954,647)	$1,370,224		$41,125,462

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In U.S. dollars

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from discontinued operations	$(6,563,844)	$(191,655)
Loss from continuing operations	(4,963,161)	(725,564)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,103,943	1,016,826
Amortization of intangible assets and capitalized software	1,905,097	1,710,521
Amortization of debt discount	39,351	162,793
Compensation related to shares issued to employees and directors	408,492	741,559
Adjustment to value of warrants and embedded features on the senior convertible notes	(161,339)	(232,758)
Capital (gain) loss from sale of property and equipment	(150)	47,722
Deferred tax provision (benefit)	1,658,813	(285,887)
Allowances for legal settlements, excluding recoveries on notes receivable	–	803,068
Changes in operating assets and liabilities:
Severance pay, net	186,238	102,121
Trade receivables	186,547	(891,066)
Other accounts receivable and prepaid expenses	(416,270)	1,896,307
Inventories	(1,735,022)	(332,067)
Unbilled receivables	(2,441,960)	861,286
Deferred revenues	(1,749,100)	1,442,331
Trade payables	3,437,054	642,157
Other accounts payable and accrued expenses	(2,026,504)	112,422
Discontinued operations, including impairment of goodwill and other long-lived assets	5,315,233	2,316,422
Net cash provided by (used in) operating activities	(5,816,582)	9,196,538
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,633,562)	(1,252,626)
Additions to capitalized software development	(406,118)	(548,210)
Proceeds from sale of property and equipment	12,354	85,926
Sales of available for sale securities	399,449	–
Investment in available for sale securities	–	(402,705)
Increase in restricted collateral deposits	(6,820)	(55,789)
Discontinued operations	(114,674)	201,484
Net cash provided by (used in) investing activities	$(2,749,371)	$(1,971,920)

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In U.S. dollars

	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt and capital leases	$(816,415)	$(1,056,011)
Change in short term bank credit	4,130,226	(1,586,685)
Purchase of treasury stock	(113,298)	(193,592)
Additions to long term debt	1,125,000	–
Discontinued operations	293,509	(55,105)
Net cash provided by (used in) financing activities	4,619,022	(2,891,393)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,946,931)	4,333,225
CASH DIFFERENCES DUE TO EXCHANGE RATE CHANGES	(97,961)	192,152
CASH DIFFERENCES DUE TO EXCHANGE RATE CHANGES – DISCONTINUED OPERATIONS	108,689	(91,261)
NET CHANGE IN CASH AND CASH EQUIVALENTS - DISCONTINUED	459,881	(451,043)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	5,800,485	1,817,412
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$2,324,163	$5,800,485
SUPPLEMENTARY INFORMATION ON NON-CASH AND OTHER TRANSACTIONS:
Interest paid during the year	$160,215	$443,785
Taxes on income paid during the year	$160,847	$179,400
Note conversion to common stock	$642,419	$830,580

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:–                      GENERAL

a.                 Corporate structure:

Arotech Corporation (“Arotech”) and its wholly-owned subsidiaries (the “Company”) provide defense and security products for the military, law enforcement and homeland security markets, including advanced zinc-air and lithium batteries and chargers, and multimedia interactive simulators/trainers. The Company operates primarily through its wholly-owned subsidiaries FAAC Incorporated (“FAAC”), based in Ann Arbor, Michigan with locations in Royal Oak, Michigan and Orlando, Florida; Electric Fuel Battery Corporation (“EFB”), based in Auburn, Alabama; and Epsilor-Electric Fuel Ltd. (survivor of the merger of Electric Fuel Ltd. (“EFL”), based in Beit Shemesh, Israel, into Epsilor Electronic Industries, Ltd.) (“Epsilor-EFL”), based in Dimona, Israel. EFB and Epsilor-EFL form the Company’s Battery And Power Systems Division. IES Interactive Training (“IES”) and Realtime Technologies (“RTI”) were merged with FAAC to create Arotech’s Training and Simulation Division. Pursuant to a management decision in the fourth quarter of 2011, the Company’s Armor Division, consisting of M.D.T. Protective Industries, Ltd. (“MDT”), based in Lod, Israel, and MDT Armor Corporation (“MDT Armor”), based in Auburn, Alabama, along with the trade name of Armour of America Incorporated (“AoA”), are available for sale and reflected as discontinued operations for all periods presented.

b.                 Impairment of goodwill and other long-lived assets:

Goodwill is tested for impairment at least annually and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value of the Company’s reporting units with their carrying value. All of the Company’s continuing reporting units have goodwill subject to annual testing. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates and weighted average cost of capital. In 2010, the Company evaluated all goodwill at mid-year and determined that there was no impairment.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 amends the guidance in Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other. Under the revised guidance, when testing goodwill for impairment, the Company has the option of performing a qualitative assessment in order to determine whether it needs to calculate the fair value of a reporting unit. If the Company determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the two-step impairment test would be required. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company has elected early adoption.

In 2011, the Company determined, using qualitative factors, that the goodwill for the Training and Simulation reporting unit was not impaired. The Company completed its 2011 goodwill impairment review of the Battery and Power Systems reporting unit using the financial results as of the quarter ended June 30, 2011 and determined, using both qualitative and quantitative factors that no impairment existed.  Additionally, the Company performed a complete long-lived asset impairment review of the Armor reporting unit after the Company determined that the reporting unit would be discontinued.  The results of that review, largely based on the preliminary offering price to purchase the unit, indicated a full impairment of the unit’s goodwill ($1.8 million) and property and equipment ($1.5 million).

Although the cumulative book value of the Company’s reporting units exceeded the Company’s market value as determined by its stock price as of the impairment review, management nevertheless determined that the fair value of the Training and Simulation and Battery and Power Systems reporting units exceeded their respective carrying values, and therefore, there would be no impairment charges relating to goodwill for these reporting units. Several factors contributed to this determination:

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

AROTECH CORPORATION AND SUBSIDIARIES
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

c.                 Related parties

The Company has had a consulting agreement with Sampen Corporation since 2005. Sampen is a New York corporation owned by members of the immediate family of one of the Company’s executive officers, and this executive officer is an employee of both the Company and of Sampen. The term of this consulting agreement was extended automatically for additional term of two years until December 31, 2012, unless either Sampen or the Company terminates the agreement sooner. The Company has given notice to Sampen of its intention to terminate this agreement effective December 31, 2012.

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

During the years ended December 31, 2011 and 2010, the Company paid Sampen a total of $185,856 each year.

On February 9, 2000, Mr. Ehrlich, the Company’s Chief Executive Officer, exercised 9,404 stock options. Mr. Ehrlich paid the exercise price of the stock options and certain taxes that the Company paid on his behalf by giving the Company a non-recourse promissory note due in 2025 in the amount of $329,163, bearing annual interest at 1% over the then-current federal funds rate announced from time to time by the Wall Street Journal, secured by the shares of the Company’s common stock acquired through the exercise of the options and certain compensation due to Mr. Ehrlich upon termination. As of December 31, 2011 and 2010, the aggregate amount outstanding pursuant to this promissory note was $452,995.  Additionally, there is a former employee with the same arrangement.

On June 10, 2002, Mr. Ehrlich exercised 3,571 stock options. Mr. Ehrlich paid the exercise price of the stock options by giving the Company a non-recourse promissory note due in 2012 in the amount of $36,500, bearing simple annual interest at a rate equal to the lesser of (i) 5.75%, and (ii) 1% over the then-current federal funds rate announced from time to time, secured by the shares of the Company’s common stock acquired through the exercise of the options. As of December 31, 2011 and 2010, the aggregate amount outstanding pursuant to this promissory note was $46,593.

d.                 Discontinued operations

In December 2011, the Company’s Board of Directors approved management’s plan to sell the Armor Division. On March 8, 2012, the Company signed a non-binding letter of intent to sell the division to an Israeli public company. The Company will continue to operate the Armor Division and will continue discussions with the potential purchaser of the Armor Division. The Company expects that the disposal of the Armor Division will be completed within the next twelve months. The Company also believes that the disposal of the Armor Division will not have a material adverse effect on its liquidity.  Unless otherwise indicated, discontinued operations are not included in the Company’s reported results.

Unless otherwise noted, amounts and disclosures throughout the Notes to Consolidated Financial Statements relate to the Company’s continuing operations. The assets and liabilities of the discontinued operation after impairment, the revenues and expenses of the discontinued operation and a list of unusual expenses relating to the discontinued operation are shown below.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:–                      GENERAL (Cont.)

ASSETS AND LIABILITIES – DISCONTINUED	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74,945	$534,822
Restricted collateral deposits	193,488	169,354
Trade receivables	2,131,599	1,742,583
Other accounts receivable and prepaid expenses	133,149	131,956
Inventories	3,499,444	1,885,857
Total current assets	6,032,625	4,464,572
LONG TERM ASSETS:
Severance pay fund	683,883	634,730
Property and equipment, net	–	1,525,919
Investment in affiliated company	–	7,018
Other intangible assets, net	–	13,858
Goodwill	–	1,900,521
Total long term assets	683,883	4,082,046
Total assets	$6,716,508	$8,546,618
LIABILITIES
CURRENT LIABILITIES:
Trade payables	$4,165,367	$1,125,090
Other accounts payable and accrued expenses	2,250,584	703,068
Current portion of long term debt	401,600	66,201
Deferred revenues	489,416	157,935
Total current liabilities	7,306,967	2,052,294
LONG TERM LIABILITIES
Accrued severance pay	–	823,488
Long term debt	963,814	1,005,703
Other long term liabilities	–	156,771
Total long-term liabilities	963,814	1,985,962
Total liabilities	$8,270,781	$4,038,256

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:–                      GENERAL (Cont.)

REVENUE AND EXPENSES – DISCONTINUED	December 31,
	2011	2010
Revenues	$17,411,879	$19,503,664

Cost of revenues, exclusive of amortization of intangibles	15,924,925	15,791,550
Research and development expenses	643,201	1,100,188
Selling and marketing expenses	835,957	981,440
General and administrative expenses	2,504,746	1,665,157
Impairment of long lived assets	3,279,558	–
Amortization of intangible assets and capitalized software	13,350	13,350
Total operating costs and expenses	23,201,737	19,551,685

Operating loss	(5,789,858)	(48,021)

Other (income) expense	20,909	(102,128)
Financial expense, net	483,624	246,471
Loss from affiliated company	269,453	–
Total other expense	773,986	144,343
Loss before income tax benefit	(6,563,844)	(192,364)
Income tax benefit	–	(709)
Net loss	$(6,563,844)	$(191,655)

Non-recurring charges related to discontinued operations	Year ended December 31, 2011
Impairment of goodwill and intangibles	$1,792,339
Impairment of property and equipment, net	1,487,219
Write off of affiliated company loan and investment	269,453
Additional special severance - Israel	301,876
Total	$3,850,887

AROTECH CORPORATION AND SUBSIDIARIES
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

b.                 Financial statements in U.S. dollars:

A majority of the revenues of the Company is generated in U.S. dollars (“dollars”). In addition, a substantial portion of the Company’s costs are incurred in dollars. Management believes that the dollar is the primary currency of the economic environment in which the Company operates. Thus, the functional and reporting currency of the Company including most of its subsidiaries is the dollar. Accordingly, monetary accounts maintained in currencies other than dollars are remeasured into dollars, with resulting gains and losses reflected in the consolidated statements of operations as financial income or expenses, as appropriate.

The majority of transactions of MDT (discontinued) and Epsilor-EFL are in New Israel Shekels (“NIS”) and a substantial portion of MDT’s and Epsilor-EFL’s costs is incurred in NIS. Management believes that the NIS is the functional currency of MDT and Epsilor-EFL. Accordingly, the financial statements of MDT and Epsilor-EFL have been translated into dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the weighted average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                      SIGNIFICANT ACCOUNTING POLICIES (Cont.)

e.                 Restricted collateral deposits:

Restricted collateral deposits are primarily invested in highly liquid deposits which are used as a security for the Company’s performance guarantees at FAAC and Epsilor-EFL.

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

g.                 Inventories:

Inventories are stated at the lower of cost or market value. Inventory write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence and for market prices lower than cost. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made to write inventory down to its market value. In 2011 and 2010, the Company wrote off $145,000 and $19,000, respectively, of obsolete inventory, which has been included in the cost of revenues.

Cost is determined as follows:

Raw and packaging materials – by the average cost method or FIFO.

Work in progress – represents the cost of manufacturing with additions of allocable indirect and direct manufacturing costs.

Finished products – on the basis of direct manufacturing costs with additions of allocable indirect manufacturing costs.

h.                 Property and equipment:

Property and equipment are stated at cost net of accumulated depreciation and investment grants received from the State of Israel for investments in fixed assets under the Law for the Encouragement of Capital Investments, 1959 (the “Investments Law”). The Company did not receive any investment grants in 2010 and 2011.

AROTECH CORPORATION AND SUBSIDIARIES
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

i.                 Revenue recognition:

The Company is a defense and security products and services company, engaged in three business areas: interactive simulation for military, law enforcement and commercial markets; batteries and charging systems for the military; and high-level armoring for military, paramilitary and commercial vehicles, although the latter area is part of the segment designated as a discontinued operation at December 31, 2011. During 2011 and 2010, the Company recognized revenues as follows: (i) from the sale and customization of interactive training systems and from the maintenance services in connection with such systems (Training and Simulation Division); (ii) from the sale of batteries, chargers and adapters to the military, and under certain development contracts with the U.S. Army (Battery and Power Systems Division);  (iii) from the sale of lifejacket lights (Battery and Power Systems Division); and (iv) from revenues under armor contracts and for service and repair of armored vehicles (Armor Division – discontinued, available for sale).

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

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                      SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Revenues from contracts in the Training and Simulation Division that involve customization of the system to customer specifications are recognized using contract accounting on a percentage of completion method, in accordance with the “Input Method.” The amount of revenue recognized is based on the percentage to completion achieved. The percentage to completion is measured by monitoring progress using records of actual time, materials and other costs incurred to date in the project compared to the total estimated project requirement. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. Normally there are no further obligations that would preclude the recognition of revenue.

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

k.                 Research and development cost:

The Company capitalizes certain software development costs, subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model or a detailed program design. Research and development costs incurred in the process of developing product improvements or new products are generally charged to expenses as incurred. Significant costs incurred by the Company between completion of the working model or a detailed program design and the point at which the product is ready for general release have been capitalized. Capitalized software costs will be amortized by the greater of the amount computed using: (i) the ratio that current gross revenues from sales of the software bears to the total of current and anticipated future gross revenues from sales of that software, or (ii) the straight-line method over the estimated useful life of the product (one to three years). The Company assesses the net realizable value of this intangible asset on a regular basis by determining whether the amortization of the asset over its remaining life can be recovered through undiscounted future operating cash flows from the specific software product sold. Based on its most recent analyses, management believes that no impairment of capitalized software development costs exists as of December 31, 2011.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                      SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In 2011 and 2010, the Training and Simulation Division capitalized approximately $406,000 and $548,000, respectively, in software development costs that will be amortized on a straight-line method over 2 years, the useful life of the software.

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

The Company has adopted the provisions of the FASB ASC 740-10. FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company’s determinations and estimates prove to be inaccurate, the resulting adjustments could be material the Company’s future financial statements.

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

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                      SIGNIFICANT ACCOUNTING POLICIES (Cont.)

n.                 Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year, plus dilutive common stock equivalents related to outstanding stock options, non-vested restricted stock, warrants and convertible debt. All common stock equivalents have been excluded from the calculation of the diluted net loss per common share because all such securities are anti-dilutive for all periods presented. The total weighted average number of shares related to the outstanding common stock equivalents excluded from the calculations of diluted net loss per share was 701,411 and 1,265,649 for the years ended December 31, 2011 and 2010, respectively.

o.                 Accounting for stock-based compensation:

Stock-based awards to employees are recognized as compensation expense based on the calculated fair value on the date of grant. The Company determines the fair value of options using the Black-Scholes option pricing model. This model requires subjective assumptions, including future stock price volatility and expected term.

The Company did not grant any options in 2011 or 2010. The Company assumed a 20% forfeiture rate on existing options for both years. The Company typically uses a 5% forfeiture rate for restricted stock and restricted stock units and adjusts both forfeiture rates based on historical forfeitures. Each restricted stock unit is equal to one share of Company stock and is redeemable only for stock.

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

The fair values of long-term promissory notes are estimated by discounting the future cash flows using current interest rates for loans of similar terms and maturities. The carrying amount of the long-term liabilities approximates their fair value.

The Company uses the Black-Scholes valuation model and other factors to determine the fair value of the warrants, the value of the embedded conversion feature and the value of the embedded put options associated with the Company’s Senior Convertible Notes. (Level 3)

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                      SIGNIFICANT ACCOUNTING POLICIES (Cont.)

q.                 Severance pay:

The Company’s liability for severance pay for its Israeli employees is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date. Israeli employees are entitled to one month’s salary for each year of employment, or a portion thereof. The Company’s liability for all of its Israeli employees is fully provided by monthly deposits with severance pay funds held by insurance companies on behalf of the employees, insurance policies and by accrual. The fair value of these funds, which are considered Level 2 fair value measurements, is recorded as an asset in the Company’s balance sheet.

In addition, according to certain employment agreements, the Company is obligated to provide for a special severance pay in addition to amounts due to certain employees pursuant to Israeli severance pay law. As of December 31, 2011, the Company had made a provision of $2,257,244 for this special severance pay. As of December 31, 2011 and 2010, the unfunded severance pay in that regard amounted to $1,050,111 and $799,156, respectively.

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

The deposited funds include profits and losses accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The fair value of the deposited funds is based on the cash surrender value of these policies and includes immaterial profits.

In April 2009, the Company, with the agreement of its Chief Executive Officer and its Chief Operating Officer, funded an additional portion of their severance security by means of issuing to them, in trust, restricted stock having a value (based on the closing price of the Company’s stock on the Nasdaq Stock Market on the date on which the executives and the Company’s board of directors agreed on this arrangement) of $440,000, a total of 602,740 shares. The Company agreed with the executives that the economic risk of gain or loss on these shares is to be borne by them. Should they leave the Company’s employ under circumstances in which they are not entitled to their severance package (primarily, termination for Cause as defined in their employment agreement), these shares would be returned to the Company for cancellation and because of this, these shares are not included in the basic EPS calculation.

Severance expenses for continuing operations for the years ended December 31, 2011 and 2010 amounted to $249,010 and $52,950, respectively.

r.                 Advertising costs:

The Company records advertising costs as incurred. Advertising expense for the years ended December 31, 2011 and 2010 was approximately $166,701 and $159,813, respectively.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                      SIGNIFICANT ACCOUNTING POLICIES (Cont.)

s.                 New accounting pronouncements:

Effective January 1, 2011 the Company adopted ASU 2009-13, “Revenue Recognition (Accounting Standards Codification ASC 605 – Multiple-Deliverable Revenue Arrangements” and ASU 2009-14, “Software ASC 985 – Certain Revenue Arrangements That Include Software Elements.” ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) VSOE or ii) third-party evidence (“TPE”), before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities are required to estimate the selling prices of those elements. Overall arrangement consideration is allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. Additionally, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software that is not essential to the product’s functionality. ASU 2009-14 requires the same expanded disclosures that are included within ASU 2009-13. The impact of adoption did not have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.” ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, it requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 will become effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The standard will become effective for the Company in January 2012. The Company is currently evaluating the two presentation approaches permitted by ASU 2011-05. In October 2011, the FASB decided to defer the above-described presentation of reclassification adjustments until further consideration.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. ASU 2011-08 amends the guidance in ASC 350, Intangibles – Goodwill and Other. Under the revised guidance, when testing goodwill for impairment, the Company has the option of performing a qualitative assessment in order to determine whether it needs to calculate the fair value of a reporting unit. If the Company determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the two-step impairment test would be required. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company has elected early adoption, and the new ASU did not have a material impact on the Company’s financial statements.

No other new accounting pronouncements issued or effective during 2011 have had or are expected to have a significant impact on the Company’s consolidated financial statements.

t.                 Share repurchase:

In February 2009, the Company’s Board of Directors authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of the Company’s common stock. Through December 31, 2011, the Company repurchased 638,611 shares for a total of $869,931. The repurchase program is subject to management’s discretion.

u.                 Reclassification:

Prior period amounts are reclassified, when necessary, to conform to the current period presentation.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 3:–	RESTRICTED COLLATERAL DEPOSITS

The following is a summary of restricted collateral deposits as of December 31, 2011 and 2010,

	December 31,
	2011	2010

Deposits in connection with Epsilor-EFL projects	$39,239	$42,265
Deposits in connection with FAAC projects	1,640,370	1,630,524
Total restricted collateral deposits	$1,679,609	$1,672,789

NOTE 4: –                      AVAILABLE FOR SALE MARKETABLE SECURITIES

The following is a summary of investments in marketable securities as of December 31, 2011 and 2010:

	Cost		Unrealized losses		Estimated fair value
	2011	2010	2011	2010	2011	2010
Israeli government securities	$–	$305,479	$–	$(2,315)	$–	$303,164
Israeli bank securities	–	50,018	–	(785)	–	49,233
Israeli corporate securities	–	47,208	–	(156)	–	47,052
Available for sale marketable securities	$–	$402,705	$–	$(3,256)	$–	$399,449

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 5:–                      OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

The following is a summary of other accounts receivable and prepaid expenses as of December 31, 2011 and 2010:

	December 31,
	2011	2010

Government authorities	$405,961	$170,265
Employees	131,764	59,343
Prepaid expenses	746,331	447,395
Other	169,096	43,976
Total	$1,453,152	$720,979

NOTE 6:–                      INVENTORIES

	December 31,
	2011	2010
Raw and packaging materials	$7,688,821	$6,475,016
Work in progress	1,025,030	762,794
Finished products	789,320	530,339
Total	$9,503,171	$7,768,149

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 7:–                      PROPERTY AND EQUIPMENT, NET

a.                 Composition of property and equipment is as follows:

	December 31,
	2011	2010
Cost:
Computers and related equipment	$2,247,918	$2,115,509
Motor vehicles	443,483	350,531
Office furniture and equipment	1,229,241	1,146,431
Machinery, equipment and installations	5,193,498	4,669,383
Buildings	1,350,820	–
Land	300,000	–
Leasehold improvements	1,030,546	969,895
Demo inventory	1,605,494	1,808,571
	13,401,000	11,060,320
Accumulated depreciation:
Computers and related equipment	2,015,704	1,935,602
Motor vehicles	119,699	56,650
Office furniture and equipment	1,030,360	923,702
Machinery, equipment and installations	3,645,155	3,346,322
Buildings	20,257	–
Leasehold improvements	761,429	701,502
Demo inventory	1,177,389	982,950
	8,769,993	7,946,728
Property and equipment, net	$4,631,007	$3,113,592

b.                 Depreciation expense amounted to $1,103,943 and $1,016,826 for the years ended December 31, 2011 and 2010, respectively.

c.                 In March 2007, the Company purchased 16,700 square feet of space for the now discontinued Armor Division in Auburn, Alabama for approximately $1.1 million pursuant to a seller-financed secured purchase money mortgage. Half of the mortgage is payable over ten years in equal monthly installments based on a 20-year amortization of the full principal amount, and the remaining half is payable at the end of ten years in a balloon payment.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 7:–                      PROPERTY AND EQUIPMENT, NET (Cont.)

d.                 In July 2011, the Company purchased a 40,000 square foot building for the Simulation and Training Division for $1.5 million containing both office and lab space.  The building was financed with a $1.1 million mortgage loan that was obtained through the Company’s primary bank.  The new building is located approximately three miles from FAAC’s main location and will house the new personnel and equipment needed to fulfill the current backlog along with future space requirements. The note requires a payment (principal and interest) of approximately $11,000 per month at an interest rate of 5.5% per annum with a balloon payment due in July 2016.

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

A summary of the goodwill by business segment is as follows:

	December 31, 2010	Additions	Adjustments (currency)	December 31, 2011
Training and Simulation Division	$24,435,641	$–	$–	$24,435,641
Battery and Power Systems Division	6,444,298	–	(485,741)	5,985,557
Total	$30,879,939	$–	$(485,741)	$30,421,198

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 8:–                      GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Cont.)

b.           Other intangible assets:

		December 31,
		2011		2010
	Useful life	Cost	Net book value	Cost	Net book value
Technology	4-8 years	$6,788,000	$284,143	$6,788,000	$955,107
Capitalized software costs	1-3 years	3,355,716	616,819	2,949,597	814,093
Trademarks	10 years	28,000	16,800	28,000	19,600
Backlog/customer relationship	1-10 years	744,000	37,200	744,000	43,400
Customer list	2-10 years	6,773,645	1,243,480	6,773,645	1,865,219
		17,689,361	$2,198,442	17,283,242	$3,697,419
Exchange rate differences		155,663		368,477
Less - accumulated amortization		(15,490,920)		(13,585,823)
Amortized cost		2,354,104		4,065,896
Trademarks (indefinite lives)		799,000		799,000
Net book value		$3,153,104		$4,864,896

Amortization expense amounted to $1,905,097 and $1,710,521 for the years ended December 31, 2011 and 2010, respectively, including amortization of capitalized software costs of $603,393 and $408,817, respectively.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 8:–                      GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Cont.)

c.	Estimated amortization expenses for the years shown is as follows:

Year ending December 31,
2012	$1,149,880
2013	917,847
2014	103,715
2015	27,000
Total	$2,198,442

Goodwill and other intangible assets are adjusted on a quarterly basis for any change due to currency fluctuations and any variation is included in the accumulated other comprehensive income on the Balance Sheet.

NOTE 9:–                      SHORT-TERM BANK CREDIT AND LOANS

The Company has $10.2 million authorized in credit lines from certain banks, of which $183,000 is denominated in NIS (none outstanding as of December 31, 2011) and carries various approximate interest rates of 10.0% and $10.0 million is denominated in U.S. dollars (the Company’s primary line which expires in April 2012) and carries an interest rate of lender’s prime rate + 0.5% which was 3.75% as of December 31, 2011. As of December 31, 2011, $6.5 million was borrowed under the Company’s primary line and an additional $441,000 was committed to two letters of credit issued to customers and vendors of the Company. The Company had an additional $1.6 million letter of credit that does not impact the borrowing base as it is collateralized by $1.6 million in restricted collateral deposits. Approximately $1.7 million of credit on the primary line, based on the Company’s borrowing base calculations, was available at December 31, 2011. The Company’s $10.0 million credit facility with its primary bank, expiring April 30, 2012 and the Company’s building mortgage with the same bank contains certain covenants, including limiting the Company’s distributions to Arotech affiliates, limiting the Company’s operating cash flow to total fixed charges to a ratio of 1.25 to 1.00 and limiting the Company’s total liabilities to adjusted tangible net worth to a ratio of 2.50 to 1.00. The Company was not in compliance with these three covenants at December 31, 2011, and the bank has waived these covenant violations.

These lines of credit are collateralized by the accounts receivable and inventory of the relevant subsidiary of the Company.

Effective April 13, 2012, the Company entered into a commitment with a different primary bank that will provide the Company with a replacement $10.0 million credit facility under the Company’s FAAC subsidiary, which is secured by the Company’s assets and the assets of the Company’s other subsidiaries and guaranteed by the Company, expiring May 2013. The new credit agreement carries an interest rate of 30 day LIBOR plus 375 basis points. The new credit agreement also contains certain covenants, including minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”,) quarterly Maximum Increase in Net Advance to Affiliates of less than 90% of EBITDA and a Fixed Charge Coverage Ratio of not less than 1.1 to 1.0. The commitment is expected to be converted into a definitive loan agreement by April 30, 2012.  Certain of the terms of the agreement are subject to change pending the finalization of the new lender’s diligence.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 10:–                      OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following is a summary of other accounts payable and accrued expenses as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Employees and payroll accruals	$2,083,209	$2,774,408
Accrued vacation pay	758,093	623,630
Accrued expenses	530,079	2,045,055
Government authorities	262,752	381,184
Total	$3,634,133	$5,824,277

NOTE 11:–                      COMMITMENTS AND CONTINGENT LIABILITIES

a.                 Royalty commitments:

Under Epsilor-EFL’s research and development agreements with the Office of the Chief Scientist (“OCS”), and pursuant to applicable laws, Epsilor-EFL is required to pay royalties at the rate of 3%-3.5% of net sales of products developed with funds provided by the OCS, up to an amount equal to 100% of research and development grants received from the OCS. (Amounts due in respect of projects approved after 1999 also bear interest at the Libor rate.) Epsilor-EFL is obligated to pay royalties only on sales of products in respect of which OCS participated in their development. Should the project fail, Epsilor-EFL will not be obligated to pay any royalties or refund the grants.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 11:–                      COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

Royalties paid or accrued for the years ended December 31, 2011 and 2010 to the OCS amounted to $1,946 and $17,992, respectively.

b.                 Lease commitments:

The Company rents its facilities under various operating lease agreements, which expire on various dates through 2018. The minimum rental payments under non-cancelable operating leases are as follows:

Minimum rental payments	December 31
2012	$882,155
2013	576,582
2014	404,267
2015	321,222
2016	321,222
Thereafter	206,916
Total	$2,712,364

Total rent expenses for the years ended December 31, 2011 and 2010 were $901,216 and $887,582, respectively.

The existing capital leases have terms from 3 to 5 years and are for equipment purchases. The equipment is classified under machinery and equipment in property and equipment.

The table below details the original value, accumulated depreciation and net book value of the assets included.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 11:–                      COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

Leased Assets	December 31,
	2011	2010
Equipment	$77,654	$135,654
Less: Accumulated depreciation	(52,164)	(86,060)
Net book value	$25,490	$49,594

The table below details the remaining liability of the capital lease obligations.

Liabilities	December 31, 2011
Obligations under capital leases:
Current	$11,906
Non-current	502
Total minimum payments	12,408
Less: Interest	860
Present value of payments	$11,548

The table below details the future capital lease payments due as of December 31, 2011.

Future Minimum Lease Payments	December 31,
2012	$11,906
2013	502
Total minimum lease payments	$12,408

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 11:–                      COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

c.                 Guarantees:

The Company obtained bank guarantees in the amount of $13,086 in connection with (i) obligations of one of the Company’s subsidiaries to the Israeli customs authorities, and (ii) the obligation of one of the Company’s subsidiaries to secure the return of products loaned to the Company from one of its customers. In addition, the Company has outstanding letters of credit from the Company’s primary credit line totaling $441,210 for the benefit of its subsidiaries’ vendors and customers. Additionally, the Company has an outstanding letter of credit in the amount of $1,617,000 in connection with a contract in the Training and Simulation Division that is collateralized by a restricted deposit.

d.                 Liens:

As security for compliance with the terms related to the investment grants from the State of Israel, Epsilor-EFL has registered floating liens (that is, liens that apply not only to assets owned at the time but also to after-acquired assets) on all of its assets, in favor of the State of Israel.

The Company has $480,000 in credit liens collateralized by the assets of the Company and guaranteed by the Company.

Epsilor-EFL has recorded a lien on all of its assets in favor of its banks to secure lines of credit. In addition Epsilor-EFL has a specific pledge on assets in respect of which government guaranteed loans were given.

e.                 Litigation and other claims:

As of the date of this filing, there were no material pending legal proceedings against the Company.

Shareholders Derivative Complaint

On May 6, 2009 a purported shareholders derivative complaint (the “Derivative Complaint”) was filed in the United States District Court for the Eastern District of New York against the Company and certain of the Company’s officers and directors related to its acquisition of Armour of America in 2005 and certain public statements made by the Company with respect to the Company’s business and prospects, including allegations that the Company did not have adequate systems of internal operational or financial controls, and that the Company’s financial statements and reports were not prepared in accordance with GAAP and SEC rules. The Company  moved for dismissal of the Derivative Complaint in March of 2010, and the Derivative Complaint was dismissed without prejudice on March 31, 2011.

NAVAIR Litigation

On January 10, 2011, a judgment and decision was unsealed and issued for publication in respect of the lawsuit in the United States Court of Federal Claims by Armour of America, Incorporated (“AoA”), a subsidiary that the Company purchased in August 2004, against the United States Naval Air Systems Command (NAVAIR). The lawsuit, which was based on events that had occurred prior to the Company’s purchase of AoA, had sought approximately $2.2 million in damages for NAVAIR’s alleged improper termination of a contract for the design, test and manufacture of a lightweight armor replacement system for the United States Marine Corps CH-46E rotor helicopter. NAVAIR, in its answer, counterclaimed for approximately $2.1 million in alleged reprocurement and administrative costs. The court’s decision found against AoA and in favor of NAVAIR, and awarded NAVAIR reprocurement and administrative costs in the total amount of approximately $1.55 million. The Company filed a notice of appeal in respect of a substantial portion of the court’s decision. However, pursuant to an agreement with NAVAIR the Company withdrew its appeal and paid the judgment in full in September 2011.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 11:–                      COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

In light of the judge’s decision in this case, the Company recorded a charge of approximately $1.55 million in its financial statements for the year ended December 31, 2010.

The Company does not believe that this judgment will adversely affect its current business relationship with NAVAIR, with which the Company’s various subsidiaries have conducted business subsequent to the events that formed the basis of this lawsuit.

NOTE 12:–                      CONVERTIBLE DEBT AND OTHER LONG TERM DEBT

a.                 Subordinated convertible notes due August 15, 2011

In August 2008, the Company issued $5.0 million in 10% subordinated convertible notes due August 15, 2011 (the “Notes”). The Notes were convertible at the option of the holders at a fixed conversion price of $2.24. The principal amount of the Notes was payable over a period of three years, with the principal amount being amortized in eleven payments payable at the Company’s option in cash and/or stock, by requiring the holders to convert a portion of their Notes into shares of the Company’s common stock, provided certain conditions are met. The failure to meet such conditions could have made the Company unable to pay its Notes, causing it to default. If the price of the Company’s common stock were above $2.24, the holders of its Notes would presumably convert their Notes to stock when payments are due, or before, resulting in the issuance of additional shares of the Company’s common stock.

The Company primarily made the principal payments in cash, although a portion of certain principal payments was paid in stock, at the request of one of the Note holders, by the Note holder’s conversion of a portion of the quarterly principal payment due for that quarter.

	As of December 31,
Convertible notes	2011	2010
Principal balance	$–	$1,363,635
Debt discount balance	–	39,351

Debt discount was amortized over the term of the note using the effective interest method.

The Company had the ability to require the holder of its Notes to convert a portion of their Notes into shares of the Company’s common stock at the time principal payments were due only if such shares were registered for resale and certain other conditions were met. Embedded in the Notes were put options associated with potential defaults, change in control and not meeting certain equity conditions along with a call option available to the Company.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 12:–                      CONVERTIBLE DEBT AND OTHER LONG TERM DEBT (Cont.)

The Notes included certain customary restrictive covenants and rights upon an event of default. The events of default included suspension of trading, failure to cure a conversion failure, failure to timely make principal and interest payments, defaults on other credit arrangements, bankruptcy, judgments in excess of $1.0 million not resolved within sixty days and generally any uncured breach of the Notes.

Contemporaneously with the signing of a securities purchase agreement for the above Notes, the Company also executed a Registration Rights Agreement. This agreement required the registration of additional shares of the Company and that the registration statement, which was declared effective in 2008, remains effective throughout the term of the Notes. If it were to cease to be effective for any reason, the Company would have owed the Note holders 1.5% of the remaining principal amount of the Notes for each month that the registration statement was not effective. Additional requirements of this agreement require the Company to, among other things, abide by all rules and regulations of the SEC and timely file all required reports.

As of December 31, 2011, the Notes were paid in full and all associated warrants had expired.

b.                 Mortgage Note, Ann Arbor, Michigan:

In July 2011, the Simulation and Training Division purchased a 40,000 square foot building for $1.5 million containing both office and lab space.  The building was financed with a $1.1 million mortgage loan that was obtained through the Company’s primary bank.  The new building is located approximately three miles from FAAC’s main location and will house the new personnel and equipment needed to fulfill the current backlog along with future space requirements. The note requires a payment (principal and interest) of approximately $11,000 per month at an interest rate of 5.5% per annum with a balloon payment due in July 2016. (See Note 9 for the relevant covenants.)

Minimum loan payments	December 31
2012	$75,000
2013	75,000
2014	75,000
2015	75,000
2016	793,750
Total	$1,093,750

c.                 Mortgage Note, Auburn, Alabama:

In March 2007, the Company purchased space for the now discontinued Armor Division in Auburn, Alabama for approximately $1.1 million pursuant to a seller-financed secured purchase money mortgage. Half the mortgage is payable over ten years in equal monthly installments based on a 20-year amortization of the full principal amount, and the remaining half is payable at the end of ten years in a balloon payment. The note requires a payment (principal and interest) of approximately $9,300 per month at an interest rate of 8.0% per annum.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 12:–                      CONVERTIBLE DEBT AND OTHER LONG TERM DEBT (Cont.)

The Company has additional long term debt outstanding of approximately $20,000 for vehicle loans. This amount is payable in 2012.

NOTE 13:–                      STOCKHOLDERS’ EQUITY

a.                 Stockholders’ rights:

The Company’s shares confer upon the holders the right to receive notice to participate and vote in the general meetings of the Company and right to receive dividends, if and when declared.

b.                  Warrants:

As part of a securities purchase agreement entered into in August 2008, the Company issued to the purchasers of its 10% senior convertible notes due August 15, 2011, warrants to purchase an aggregate of 558,036 shares of common stock at any time prior to August 15, 2011 at a price of $2.24 per share. Due to certain exercise price reset provisions, the warrants were accounted for as liabilities at fair value with changes in fair value reflected as financial income or expense.

The tables below list the variables used in the Black-Scholes calculation and the resulting fair values of the warrants along with the conversion and put options embedded in the Notes using significant unobservable inputs:

Variables	December 31, 2009	December 31, 2010	August 15, 2011 (retirement date)
Stock price	$1.70	$1.67	$1.45
Risk free interest rate	1.70%	1.02%	0.34%
Volatility	79.85%	76.90%	80.37%
Dividend yield	0.00%	0.00%	0.00%
Contractual life	1.6 years	0.6 years	0 years

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:–                      STOCKHOLDERS’ EQUITY (Cont.)

Values	December 31, 2009	December 31, 2010	August 15, 2011 (retirement date)
Warrants	$298,570	$131,355	$–
Conversion option	88,156	28,822	–
Puts	7,371	1,162	–
Total value	$394,097	$161,339	$–

The Notes were fully paid and the warrants expired unexercised on August 15, 2011.

c.                 The Company has adopted the following stock award plans, whereby options may be granted for purchase of shares of the Company’s common stock and where restricted shares and restricted stock units may be granted and approved by the Board of Directors. Each restricted stock unit is equal to one share of Company stock and is redeemable only for stock. Under the terms of the award plans, the Board of Directors or the designated committee grants options, restricted stock and restricted stock units.  The Board of Directors or the designated committee also determines the vesting period and the exercise terms:

1.                 2007 Non-Employee Director Equity Compensation Plan – 750,000 shares reserved for issuance, of which 472,889 were available for future grants to outside directors as of December 31, 2011.

2.                 2009 Equity Incentive Plan – 5,000,000 shares reserved for issuance, of which 3,711,666 were available for future grants to employees and consultants as of December 31, 2011.

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

4.                 Deferred stock compensation is amortized and recorded as compensation expense ratably over the vesting period of the option or the restriction period of the restricted shares and restricted stock units. The stock compensation expense that has been charged in the consolidated statements of operations in respect of options, restricted shares and restricted stock units to employees and directors in 2011 and 2010 was $408,492 and $741,559, respectively. The calculated intrinsic value of vested and unvested options for 2011 and 2010 was zero.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:–                      STOCKHOLDERS’ EQUITY (Cont.)

5.                 A summary of the status of the Company’s plans and other share options, restricted shares and restricted stock units granted as of December 31, 2011 and 2010, and changes during the years ended on those dates, is presented below:

Stock Options:
	2011		2010
	Amount	Weighted average exercise price	Amount	Weighted average exercise price
Options outstanding at beginning of year	186,714	$6.36	218,921	$6.23
Changes during year:
Granted	–	$–	–	$–
Exercised	–	$–	–	$–
Forfeited	(121,761)	$5.60	(32,207)	$5.46
Options outstanding at end of year	64,953	$7.80	186,714	$6.36
Options vested at end of year	64,953	$7.80	186,714	$6.36

Restricted Shares and Restricted Stock Units:
	2011		2010
	Shares	Weighted average fair value at grant date	Shares	Weighted average fair value at grant date
Non-vested at the beginning of the year	406,813	$1.60	747,539	$1.68
Changes during year:
Restricted stock granted	414,284	$1.32	383,572	$1.67
Restricted units granted	120,000	$1.67	130,000	$1.67
Vested	(304,609)	$1.47	(505,965)	$1.66
Forfeited	–	$–	(348,333)	$2.35
Non-vested at the end of the year	636,488	$1.43	406,813	$1.60
Restricted shares vested at end of year	2,043,499	$2.07	1,738,890	$2.18

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:–                      STOCKHOLDERS’ EQUITY (Cont.)

6.                  The options outstanding as of December 31, 2011 have been separated into ranges of exercise price, as follows:

	Total options outstanding			Vested options outstanding
Range of exercise prices	Amount outstanding at December 31, 2011	Weighted average remaining years contractual life	Weighted average exercise price	Amount exercisable at December 31, 2011	Weighted average exercise price

5.00-9.99	50,392	1.25	$6.26	50,392	$6.26
10.00-34.99	14,561	0.95	$13.13	14,561	$13.13
Total	64,953	1.19	$7.80	64,953	$7.80

7.                 All consultant options were retired in 2010.

8.                 The remaining total compensation cost related to non-vested restricted share and restricted stock unit awards not yet recognized (before applying a forfeiture rate) in the income statement as of December 31, 2011 was $129,980. The weighted average period over which this compensation cost is expected to be recognized is approximately two years.

9.                 On January 1, 2009, the Company adopted FASB ASC 260-45-28, Share-Based Payment Arrangements, which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of diluted earnings per share using the two class method. The Company has determined that the unvested restricted stock issued to our employees and directors are “participating securities” and as such, are included, net of estimated forfeitures, in the total shares used to calculate the Company’s diluted loss per share but not the basic loss per share as they are anti-dilutive.

d.                 Dividends:

In the event that cash dividends are declared in the future, such dividends will be paid in U.S. dollars. The Company does not intend to pay cash dividends in the foreseeable future.

NOTE 14:–                      INCOME TAXES

a.                 General:

As of December 31, 2011, Arotech has net operating loss carryforwards for U.S. federal income tax purposes of approximately $40.9 million, which are available to offset future taxable income, if any, expiring in 2020 through 2031. Utilization of U.S. net operating losses is subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–                      INCOME TAXES  (Cont.)

At December 31, 2011, the Company had net deferred tax assets before valuation allowance of $43.7 million. The deferred tax assets are primarily composed of federal, state and foreign tax net operating loss (“NOL”) carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset its net deferred tax asset. Additionally, the future utilization of the Company’s NOL carryforwards to offset future taxable income is subject to a substantial annual limitation as a result of IRC Section 382 changes that have occurred. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

The Company has indefinite-lived intangible assets consisting of trademarks and goodwill. These indefinitely-lived intangible assets are not amortized for financial reporting purposes. However, these assets are tax deductible, and therefore amortized over 15 years for tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of these indefinitely-lived intangible assets. The resulting deferred tax liability, which is expected to continue to increase over time, will have an indefinite life, resulting in what is referred to as a “naked tax credit.” This deferred tax liability could remain on the Company’s balance sheet indefinitely unless there is an impairment of the related assets (for financial reporting purposes), or the business to which those assets relate were to be disposed of.

Due to the fact that the aforementioned deferred tax liability could have an indefinite life, it is not netted against the Company’s deferred tax assets when determining the required valuation allowance. Doing so would result in the understatement of the valuation allowance and related deferred income tax expense.

The Company has also reevaluated its income tax positions under FASB ASC 740-10 as of December 31, 2011 and the Company believes that it has no material uncertain tax positions and therefore has no uncertain tax position reserves and does not expect to provide for any such reserves. The Company does not believe that the unrecognized tax benefits will change within 12 months of this reporting date. It is the Company’s policy that any assessed penalties and interest on uncertain tax positions would be charged to income tax expense.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. The Company is no longer subject to IRS examination for periods prior to 2008, although carryforward losses that were generated prior to 2009 may still be adjusted by the IRS if they are used in a future period. Additionally, the Company is no longer subject to examination in Israel for periods prior to 2006.

The Company files consolidated tax returns with its U.S. subsidiaries.

b.                 Israeli subsidiary (Epsilor-EFL):

Tax benefits under the Israeli Law for the Encouragement of Capital Investments (“Investments Law”):

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–                      INCOME TAXES  (Cont.)

Currently, Epsilor-EFL is operating under two programs, as follows:

1. Program one:

Epsilor-EFL’s first expansion program (No. 6585) of its existing enterprise in Dimona was granted the status of an “approved enterprise” under the Investments Law, and is entitled to investment grants from the State of Israel in the amount of 24% on property and equipment located at its Dimona plant.

The expansion program is in the amount of approximately $945,000 and was approved in 2009. This program has received final approval and is funded, up to the amount of the grant, as property and equipment is purchased.

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

The main tax benefits available to Epsilor-EFL are reduced average tax rates.

2. Program two:

Epsilor-EFL’s second expansion program (No. 9054) of its existing enterprise in Dimona was granted the status of an “approved enterprise” under the Investments Law, and will be entitled to investment grants from the State of Israel in the amount of 24% on property and equipment located at its Dimona plant.

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

The main tax benefits available to Epsilor-EFL are reduced average tax rates.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–                      INCOME TAXES  (Cont.)

c.                 Additional Approved Enterprise information:

Epsilor-EFL is entitled to claim accelerated depreciation in respect of machinery and equipment used by the “approved enterprise” for the first five years of operation of these assets.

Income from sources other than the “approved enterprise” during the benefit period will be subject to tax at the regular corporate tax rate of 24% in 2011 and 25% in 2012 and thereafter.

If retained tax-exempt profits attributable to the “approved enterprise” are distributed, they would be taxed at the corporate tax rate applicable to such profits as if Epsilor-EFL had not elected the alternative system of benefits, currently 25% for an “approved enterprise.”

On December 29, 2010, an amendment to the Investment Law was approved and came into effect on January 1, 2011 (the “Amendment”). The Amendment cancels all the differential tax rates that existed before the amendment and a new tax rate was set for all programs for industrial entities that at least 25% of the Privileged Enterprise’s income is derived from export. According to the Amendment, Epsilor-EFL’s tax rate will be 10% in 2011 and 2012 and will be reduced to 6% by 2015.  In addition, dividends paid from the profits of an approved enterprise are subject to tax at the rate of 15% in the hands of their recipient and tax exempt on dividends paid to Israeli company. As of December 31, 2011, there are no tax exempt profits earned by Epsilor-EFL’s “approved enterprises” by Israel law that will be distributed as a dividend and accordingly no deferred tax liability was recorded as of December 31, 2011. Furthermore, management has indicated that it has no intention of declaring any dividend.

d.                 Merger of Epsilor and EFL:

On June 25, 2009, two of the Company’s Israeli subsidiaries, Epsilor and EFL, entered into a merger agreement pursuant to which EFL merged all of its assets and liabilities into Epsilor, with Epsilor the survivor of the merger (the “Merged Company”).

The primary purpose of the merger was to enable a unity of management and business operation of the two companies, while achieving a substantial cost savings and creating a competitive advantage in the marketplace in which these companies operate.

On March 10, 2010, the Israeli tax authorities agreed to pre-approve an agreed tax treatment for this merger, subject to the following conditions:

Through the merger date, EFL accumulated certain tax losses (the “EFL Loss”). 20% of the EFL Loss was cancelled and is not available to offset any future income. The remaining amount of the EFL Loss (the “Remaining Loss”) was absorbed into the Merged Company and is available to offset the Merged Company’s income after July 1, 2009; provided that for the 16 tax years following the merger, losses will not be available to offset the Merged Company’s income in excess of the lesser of (i) 6.25% of the original amount of the Remaining Loss, or (ii) 50% of the Merged Company’s total taxable income in that year prior to giving effect to the application of any of the EFL Loss.

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

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–                      INCOME TAXES  (Cont.)

As of December 31, 2011, the Merged Company has a tax loss carryforwards of approximately $84.0 million, which is available to offset future taxable income.

Under the Law for the Encouragement of Industry (Taxation), 1969, EFL and Epsilor are “industrial companies,” as defined by this law and, as such, are entitled to certain tax benefits, mainly accelerated depreciation, as prescribed by regulations published under the inflationary adjustments law, the right to claim amortization of know-how, patents and certain other intangible property rights as deductions for tax purposes. Income from sources other than the “Approved Enterprise” during the benefit period will be subject to tax at the regular corporate tax rate of 24% in 2011 and 25% in 2012 and thereafter.

e.                 Consolidated deferred income taxes:

Deferred income taxes reflect tax credit carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2011	2010
U.S. operating loss carryforward	$16,420,226	$9,448,030
Foreign operating loss carryforward	20,938,603	22,470,029
Total operating loss carryforward	37,358,829	31,918,059

Temporary differences:
Compensation and benefits	1,895,519	1,819,388
Warranty reserves	1,033,796	1,278,068
Foreign temporary differences	948,720	790,713
All other temporary differences	2,443,918	1,472,299
Total temporary differences	6,321,953	5,360,468

Deferred tax asset before valuation allowance	43,680,783	37,278,528
Valuation allowance	(43,680,783)	(36,628,944)

Net deferred tax asset	$–	$649,584

Deferred tax liability - intangible assets	$4,321,521	$3,315,000

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–                      INCOME TAXES  (Cont.)

The Company provided valuation allowances for the deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that it is more likely than not that the deferred tax assets related to the operating loss carryforwards and other temporary differences will not be realized. The change in the valuation allowance during 2011 was $7.1 million.

f.                 Loss from continuing operations before taxes on income are as follows:

	Year ended December 31
	2011	2010
Domestic	$(1,965,158)	$(64,130)
Foreign	(1,389,392)	(779,225)
	$(3,354,550)	$(843,355)

g.                 Taxes on income were comprised of the following:

	Year ended December 31
	2011	2010
Current federal taxes	$–	$62,292
Current state and local taxes	(69,734)	33,365
Deferred taxes	1,678,345	(283,179)
Taxes in respect of prior years	–	69,731
Expense (benefit)	$1,608,611	$(117,791)

Domestic	$959,027	$438,467
Foreign	649,584	(556,258)
Expense (benefit)	$1,608,611	$(117,791)

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–                      INCOME TAXES  (Cont.)

h.                 A reconciliation between the theoretical tax expense, assuming all income is taxed at the U.S. federal statutory tax rate applicable to income of the Company and the actual tax expense as reported in the Statements of Operations is as follows:

	Year ended December 31,
	2011	2010
Loss from continuing operations before taxes, as reported in the consolidated statements of operations	$(3,354,550)	$(843,355)

Statutory tax rate	34%	34%
Theoretical income tax on the above amount at the U.S. statutory tax rate	$(1,140,547)	$(286,741)
Deferred taxes for which valuation allowance was provided	2,685,812	(44,520)
Non-deductible credits (expenses)	8,035	(22,048)
State taxes, net of federal benefit	(69,734)	33,365
Foreign income in tax rates other than U.S. rate	125,045	70,130
Taxes in respect of prior years	–	69,731
Alternative minimum tax for which a valuation allowance was provided	–	62,292

Actual tax expense (benefit)	$1,608,611	$(117,791)

NOTE 15:–                      SELECTED STATEMENTS OF OPERATIONS DATA

Financial income (expense), net:

	Year ended December 31,
	2011	2010
Financial expenses:
Interest, bank charges and fees	$(350,330)	$(393,218)
Debt discount amortization	(39,351)	(162,793)
Foreign currency transaction differences	(279,190)	(26,622)
Other	(4,473)	(47,722)
Total financial expenses	(673,344)	(630,355)

Financial income:
Interest	114,925	269,155
Foreign currency transaction differences	208	236,427
Change in derivative values	226,954	262,472
Other	251	1,505
Total financial income	342,338	769,559

Total financial income (expense), net	$(331,006)	$139,204

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 16:–                      SEGMENT INFORMATION

a.                 General:

The Company operates in two continuing business segments (see Note 1.a. for a brief description of the Company’s business).

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

b.                 The following is information about reported segment gains, losses and assets:

	Training and Simulation Division	Battery and Power Systems Division	Corporate Expenses	Discontinued operations	Total Company
2011
Revenues from outside customers	$42,881,573	$19,254,005	$–	$–	$62,135,578
Depreciation and amortization expenses (1)	(1,845,582)	(1,094,930)	(68,528)	–	(3,009,040)
Direct expenses (2)	(38,292,715)	(18,297,385)	(5,559,982)	–	(62,150,082)
Segment net income (loss)	2,743,276	(138,310)	(5,628,510)	–	(3,023,544)
Financial expenses	(47,112)	(209,764)	(74,130)	–	(331,006)
Income tax expense (benefit)	(69,734)	646,824	1,031,521	–	1,608,611
Net income (loss) – continuing operations	2,765,898	(994,898)	(6,734,161)	–	(4,963,161)
Net loss – discontinued operations	–	–	–	(6,563,844)	(6,563,844)
Net income (loss)	$2,765,898	$(994,898)	$(6,734,161)	$(6,563,844)	$(11,527,005)
Segment assets	$48,501,634	$25,335,086	$548,717	$6,716,508	$81,101,945
Additions to long-lived assets	$2,124,953	$911,382	$3,345	$97,558	$3,137,238

2010
Revenues from outside customers	$35,562,297	$18,675,517	$–	$–	$54,237,814
Depreciation and amortization expenses (1)	(1,597,702)	(1,042,600)	(87,045)	–	(2,727,347)
Direct expenses (2)	(29,504,563)	(17,608,795)	(5,379,668)	–	(52,493,026)
Segment net income (loss)	4,460,032	24,122	(5,466,713)	–	(982,559)
Financial income (expense)	(7,264)	93,670	52,798	–	139,204
Income tax expense (benefit)	48,467	(556,258)	390,000	–	(117,791)
Net income (loss) – continuing operations	4,404,301	674,050	(5,803,915)	–	(725,564)
Net loss – discontinued operations	–	–	–	(191,655)	(191,655)
Net income (loss)	$4,404,301	$674,050	$(5,803,915)	$(191,655)	$(917,219)
Segment assets	$44,604,746	$26,029,722	$4,455,853	$8,546,618	$83,636,939
Additions to long-lived assets	$1,018,813	$773,193	$8,830	$69,326	$1,870,162
_______________________
(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.
(2)	Including, inter alia, sales and marketing, general and administrative, research and development, allowance for settlements and other income.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 16:–                      SEGMENT INFORMATION  (Cont.)

c.                 Summary information about geographic areas:

The following presents total revenues according to the locations of the Company’s end customers and long-lived assets as of and for the years ended December 31, 2011 and 2010:

	2011		2010
	Total revenues	Long-lived assets	Total revenues	Long-lived assets
U.S.A.	$45,517,776	$29,543,962	$41,093,234	$28,969,038
Israel	8,585,357	8,661,347	7,592,483	9,889,389
Canada	2,150,419	–	498,609	–
Taiwan	1,915,361	–	2,170,447	–
New Zealand	731,151	–	2,753	–
Kuwait	539,118	–	2,687	–
U.A.E.	386,241	–	107,565	–
Germany	318,892	–	317,702	–
China	307,120	–	227,811	–
England	228,669	–	493,470	–
Mexico	150,634	–	169,891	–
Slovenia	121,475	–	–	–
Malaysia	107,555	–	137,583	–
Hong Kong	–	–	181,838	–
Spain	–	–	164,210	–
Other	1,075,810	–	1,077,531	–
	$62,135,578	$38,205,309	$54,237,814	$38,858,427

d.                 Revenues from major customers (as a percentage of consolidated revenues):

Other than for sales to various branches of the United States Military, which accounted for 46% and 30% of consolidated continuing revenues for 2011 and 2010, respectively, no single customer accounted for more than 10% of revenues for either year.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 16:–                      SEGMENT INFORMATION  (Cont.)

e.                 Revenues from major products:

	Year ended December 31,
	2011	2010
Water activated batteries	$3,614,876	$3,483,779
Batteries and chargers	15,639,129	15,191,738
Simulators	42,881,573	35,562,297
Total	$62,135,578	$54,237,814

NOTE 17:–                      ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consists of currency translation adjustments of $1,370,244 and $2,142,995 at December 31, 2011 and 2010, respectively, and unrealized losses on marketable securities of zero and $3,000 at December 31, 2011 and 2010, respectively.

NOTE 18:–                      AFFILIATED COMPANIES

The Company has an investment in an affiliated company, Concord Safety Solutions, Pvt. Ltd. (26% ownership), which was accounted for under the equity method of accounting. The associated loans and investment was written down to zero as of December 21, 2011 as part of our adjustments relating to the discontinuance of the Armor Division.

FINANCIAL STATEMENT SCHEDULE

Arotech Corporation and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2011 and 2010

Description	Balance at beginning of period	Reductions	Additions	Balance at end of period
Year ended December 31, 2011
Allowance for doubtful accounts	$–	$–	$–	$–
Allowance for settlements	1,553,000	(1,553,000)	–	–
Valuation allowance for deferred taxes*	36,629,000	–	7,052,000	43,681,000

Year ended December 31, 2010
Allowance for doubtful accounts	$5,000	$(5,000)	$–	$–
Allowance for settlements	1,250,000	(500,000)	803,000	1,553,000
Valuation allowance for deferred taxes*	40,860,000	(4,231,000)	–	36,629,000

*The 2011 and 2010 valuation allowance includes an adjustment to the prior year provision calculation due to changes recognized in the preparation of the actual returns.