Form 10-Q
period 2012-03-31
AROTECH CORP
filed 2012-05-15
CIK 916529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2012 .

Commission file number:  0-23336

AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock as of May 11, 2012 was 15,694,741.

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,723,954	$2,324,163
Restricted collateral deposits	98,232	1,679,609
Trade receivables net of allowance for doubtful accounts	7,465,904	11,883,779
Unbilled receivables	8,281,136	5,722,781
Other accounts receivable and prepaid expenses	1,285,532	1,453,152
Inventories	9,847,890	9,503,171
Discontinued operations – short term	4,427,387	6,032,625
Total current assets	33,130,035	38,599,280
LONG TERM ASSETS:
Severance pay fund	3,993,914	3,554,877
Other long term receivables	48,693	58,596
Property and equipment, net	4,660,876	4,631,007
Other intangible assets, net	2,861,589	3,153,104
Goodwill	30,591,983	30,421,198
Discontinued operations – long term	726,615	683,883
Total long term assets	42,883,670	42,502,665
Total assets	$76,013,705	$81,101,945

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$5,011,013	$6,694,127
Other accounts payable and accrued expenses	3,725,806	3,634,133
Current portion of capitalized leases	4,690	11,053
Current portion of long term debt	89,132	94,595
Short term bank credit	5,415,467	6,618,431
Deferred revenues	3,445,309	4,019,425
Discontinued operations – short term	5,827,024	7,306,967
Total current liabilities	23,518,441	28,378,731
LONG TERM LIABILITIES:
Accrued severance pay	5,751,741	5,268,827
Long term portion of capitalized leases	–	495
Long term debt	1,000,000	1,018,750
Deferred tax liability	4,471,146	4,321,521
Other long term liabilities	23,922	24,345
Discontinued operations – long term	952,157	963,814
Total long term liabilities	12,198,966	11,597,752
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of March 31, 2012 and December 31, 2011; Issued and outstanding: 15,622,159 shares and 15,570,491 shares as of March 31, 2012 and December 31, 2011, respectively	156,222	155,705
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of March 31, 2012 and December 31, 2011; No shares issued or outstanding as of March 31, 2012 and December 31, 2011	–	–
Additional paid-in capital	222,849,113	222,786,426
Accumulated deficit	(183,291,689)	(182,232,246)
Notes receivable from stockholders	(954,647)	(954,647)
Accumulated other comprehensive income	1,537,299	1,370,224
Total stockholders’ equity	40,296,298	41,125,462
Total liabilities and stockholders’ equity	$76,013,705	$81,101,945

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. Dollars, except share data)

	Three months ended March 31,
	2012	2011
Revenues	$16,107,708	$12,440,471

Cost of revenues, exclusive of amortization of intangibles	11,819,066	8,888,261
Research and development expenses	591,153	407,997
Selling and marketing expenses	1,284,894	1,180,332
General and administrative expenses	3,000,606	2,434,161
Amortization of intangible assets and capitalized software	301,371	476,306
Total operating costs and expenses	16,997,090	13,387,057

Operating loss	(889,382)	(946,586)

Other income	192	19,073
Financial income (expense), net	(36,836)	109,166
Total other income (expense)	(36,644)	128,239
Loss from continuing operations before income tax expense	(926,026)	(818,347)

Income tax expense	197,577	140,624
Loss from continuing operations	(1,123,603)	(958,971)
Income (loss) from discontinued operations, net of income tax	64,160	(1,684,174)
Net loss	(1,059,443)	(2,643,145)

Other comprehensive income, net of income tax
Foreign currency translation adjustment	167,075	135,908
Comprehensive loss	$(892,368)	$(2,507,237)

Basic and diluted net loss per share – continuing operations	$(0.08)	$(0.07)
Basic and diluted net income (loss) per share – discontinued operations	$0.01	$(0.12)
Basic and diluted net loss per share	$(0.07)	$(0.19)
Weighted average number of shares used in computing basic and diluted net income (loss) per share	14,654,803	13,689,149

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from discontinued operations	$64,160	$(1,684,174)
Loss from continuing operations	(1,123,603)	(958,971)
Adjustments required to reconcile net profit (loss) to net cash (used in) provided by operating activities:
Depreciation	273,007	268,517
Amortization of intangible assets and capitalized software	301,371	476,306
Amortization of debt discount	–	21,596
Compensation related to shares issued to employees, consultants and directors	63,203	41,657
Adjustment to value of warrants and imbedded features on the senior convertible notes	–	(118,385)
Deferred tax provision	149,625	99,760
Changes in operating assets and liabilities:
Severance pay, net	43,877	12,524
Trade receivables	4,417,875	4,291,611
Other accounts receivable and prepaid expenses	177,523	(241,623)
Inventories	(344,719)	(409,669)
Unbilled receivables	(2,558,355)	(1,888,368)
Deferred revenues	(574,116)	(1,339,306)
Trade payables	(1,683,114)	(255,053)
Accounts payable and accrued expenses	91,249	(1,030,372)
Discontinued operations	598,458	326,428
Net cash provided by (used in) operating activities	(103,559)	(2,387,522)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(302,876)	(87,927)
Additions to capitalized software development	–	(8,000)
Investment in marketable securities	–	8,084
Decrease (increase) in restricted collateral deposits	1,581,377	(341,972)
Discontinued operations	54,553	(149,283)
Net cash provided by (used in) investing activities	$1,333,054	$(579,098)

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Three months ended March 31,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	$(31,071)	$(473,505)
Changes in short term bank credit	(1,202,964)	(575,826)
Purchase of treasury stock	–	(58,441)
Discontinued operations	(331,711)	18,099
Net cash provided by (used in) financing activities	(1,565,746)	(1,089,673)
DECREASE IN CASH AND CASH EQUIVALENTS	(336,251)	(4,056,293)
CASH ACCRETION (EROSION) DUE TO EXCHANGE RATE DIFFERENCES	(13,566)	6,766
CASH ACCRETION (EROSION) DUE TO EXCHANGE RATE DIFFERENCES – DISCONTINUED OPERATIONS	–	(29,657)
NET CHANGE IN CASH AND EQUIVALENTS – DISCONTINUED OPERATIONS	(250,392)	227,710
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	2,324,163	5,800,485
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$1,723,954	$1,949,011
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Interest paid during the period	$64,216	$59,864
Taxes paid on income during the period	$–	$8,296

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:                      BASIS OF PRESENTATION

a.           Company:

Arotech Corporation (“Arotech”) and its wholly-owned subsidiaries (the “Company”) provide defense and security products for the military, law enforcement and homeland security markets, including advanced zinc-air and lithium batteries and chargers, and multimedia interactive simulators/trainers. The Company operates primarily through its wholly-owned subsidiaries FAAC Incorporated (“FAAC”), based in Ann Arbor, Michigan with locations in Royal Oak, Michigan and Orlando, Florida; Electric Fuel Battery Corporation (“EFB”), based in Auburn, Alabama; and Epsilor-Electric Fuel Ltd. (survivor of the merger of Electric Fuel Ltd. (“EFL”), based in Beit Shemesh, Israel, into Epsilor Electronic Industries, Ltd.) (“Epsilor-EFL”), based in Dimona, Israel. IES Interactive Training (“IES”) and Realtime Technologies (“RTI”) were merged with FAAC to create Arotech’s Training and Simulation Division. Pursuant to management discussions in the fourth quarter of 2011, the Company’s Armor Division, consisting of M.D.T. Protective Industries, Ltd. (“MDT”), based in Lod, Israel, and MDT Armor Corporation (“MDT Armor”), based in Auburn, Alabama, along with the trade name of Armour of America Incorporated (“AoA”), are reflected as discontinued operations for all periods presented.

b.           Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at March 31, 2012, its operating results for the three-month periods ended March 31, 2012 and 2011, and its cash flows for the three-month periods ended March 31, 2012 and 2011.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2012.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

c.           Accounting for stock-based compensation:

For the three months ended March 31, 2012 and 2011 the compensation expense recorded related to restricted stock units and restricted shares was $63,203 and $41,657, respectively. The remaining total compensation cost related to share awards not yet recognized in the income statement as of March 31, 2012 was $196,825 all of which was for restricted stock units and restricted shares that vest on longevity rather than performance. The weighted average period over which this compensation cost is expected to be recognized is approximately one and one-half years. Income tax expense was not impacted since the Company is in a net operating loss position. There were no new options issued in the first three months of 2012 and no options were exercised in the first three months of 2012. The Company’s directors received their annual restricted stock grants on April 3, 2012 in accordance with the terms of the directors’ stock compensation plan.

d.           Reclassification:

Certain comparative data in these financial statements may have been reclassified to conform to the current year’s presentation.

e.           Anti-dilutive shares for EPS calculation

All outstanding stock options, non-vested restricted stock, non-vested restricted stock units, and warrants have been excluded from the calculation of the basic net income (loss) per common share because all such securities are anti-dilutive for the periods presented and the Company has excluded any restricted stock or restricted stock units that will never vest under the current program. The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net income (loss) per share for the three-month periods ended March 31, 2012 and 2011 were 667,693 and 1,250,649, respectively.

f.           Discontinued operations

In December 2011, the Company’s Board of Directors approved management’s plan to sell the Armor Division. On March 8, 2012, the Company signed a non-binding letter of intent to sell the division to an Israeli public company. The Company will continue to operate the Armor Division while continuing discussions with the potential purchaser of the Armor Division. The Company expects that the disposal of the Armor Division will be completed within the next twelve months. The Company also believes that the disposal of the Armor Division will not have a material adverse effect on its liquidity.  Unless otherwise indicated, discontinued operations are not included in the Company’s reported results.

Unless otherwise noted, amounts and disclosures throughout the Notes to Consolidated Financial Statements relate to the Company’s continuing operations. The assets and liabilities of the discontinued operation after impairment and the revenues and expenses of the discontinued operation are shown below.

ASSETS AND LIABILITIES – DISCONTINUED	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$325,336	$74,945
Restricted collateral deposits	138,935	193,488
Trade receivables	1,594,633	2,131,599
Other accounts receivable and prepaid expenses	220,624	133,149
Inventories	2,147,859	3,499,444
Total current assets	4,427,387	6,032,625
LONG TERM ASSETS:
Severance pay fund	726,615	683,883
Total long term assets	726,615	683,883
Total assets	$5,154,002	$6,716,508
LIABILITIES
CURRENT LIABILITIES:
Trade payables	$2,355,218	$4,165,367
Other accounts payable and accrued expenses	2,199,851	2,250,584
Current portion of long term debt	81,545	401,600
Deferred revenues	1,190,410	489,416
Total current liabilities	5,827,024	7,306,967
LONG TERM LIABILITIES
Long term debt	952,157	963,814
Total long-term liabilities	952,157	963,814
Total liabilities	$6,779,181	$8,270,781

REVENUE AND EXPENSES – DISCONTINUED	Three months ended March 31,
	2012	2011
Revenues	$4,009,561	$862,170

Cost of revenues, exclusive of amortization of intangibles	3,472,323	1,636,308
Research and development expenses	50,358	142,443
Selling and marketing expenses	183,080	192,465
General and administrative expenses	246,403	559,418
Total operating costs and expenses	3,952,164	2,530,634

Operating income (loss)	57,397	(1,668,464)

Other (income) expense	(21,281)	38,813
Financial income (expense), net	14,518	(23,103)
Total other (income) expense	(6,763)	15,710
Income (loss) before income tax benefit	64,160	(1,684,174)
Net income (loss)	$64,160	$(1,684,174)

NOTE 2:                      INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method or the FIFO method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. Inventory write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and for market prices lower than cost. Inventories in continuing business segments increased, from December 31, 2011, $176,785 in the Training and Simulation Division and $167,934 in the Battery Division for the product required to fulfill the current backlog. Inventories are composed of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)
Raw and packaging materials	$7,991,090	$7,688,821
Work in progress	850,930	1,025,030
Finished products	1,005,870	789,320
Total:	$9,847,890	$9,503,171

NOTE 3:                      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

For information about previous new accounting pronouncements and the potential impact on the Company’s Consolidated Financial Statements, see Note 2 of the Notes to Consolidated Financial Statements in the Company’s 2011 Form 10-K.

Additionally, the Company has adopted ASU No. 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.” ASU 2011-05 eliminated the prior option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, it requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. A portion of ASU 2011-05 became effective for the Company in the first quarter of 2012. In October 2011, the FASB decided to defer the above-described presentation of reclassification adjustments until further consideration. The impact of adoption did not have a significant impact on its consolidated financial statements.

NOTE 4:                      SEGMENT INFORMATION

a.           The Company and its subsidiaries operate primarily in two continuing business segments and follow the requirements of FASB ASC 280-10. Additionally, the two segments are also treated by the Company as reporting units for goodwill purposes under FASB ASC 350-20-35. The goodwill amounts associated with each of these reporting units was determined and valued when the specific businesses in the reportable segment were purchased.

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

b.           The following is information about reported segment revenues, income (losses) and total assets for the three months ended March 31, 2012 and 2011:

	Training and Simulation Division	Battery and Power Systems Division	Corporate Expenses	Discontinued	Total Company
Three months ended March 31, 2012
Revenues from outside customers	$10,933,538	$5,174,170	$–	$–	$16,107,708
Depreciation, amortization and impairment expenses(1)	(279,763)	(279,251)	(15,364)	–	(574,378)
Direct expenses(2)	(10,072,542)	(4,574,425)	(1,775,553)	–	(16,422,520)
Segment net income (loss)	$581,233	$320,494	$(1,790,917)	$–	$(889,190)
Financial income (expense)	(13,455)	57,670	(81,051)	–	(36,836)
Income tax expense	47,952	–	149,625	–	197,577
Net income (loss) continuing operations	$519,826	$378,164	$(2,021,593)	$–	$(1,123,603)
Net income discontinued operations	–	–	–	64,160	64,160
Net income (loss)	$519,826	$378,164	$(2,021,593)	$64,160	$(1,059,443)
Segment assets(3)	$44,708,798	$25,275,405	$875,500	$5,154,002	$76,013,705
Additions to long-lived assets	$161,429	$141,447	$–	$–	$302,876
Three months ended March 31, 2011
Revenues from outside customers	$8,250,402	$4,190,069	$–	$–	$12,440,471
Depreciation, amortization and impairment expenses(1)	(463,610)	(263,877)	(17,336)	–	(744,823)
Direct expenses(2)	(7,099,985)	(4,361,536)	(1,161,640)	–	(12,623,161)
Segment net income (loss)	$686,807	$(435,344)	$(1,178,976)	$–	$(927,513)
Financial income (expense)	(317)	57,985	51,498	–	109,166
Income tax expense	28,122	–	112,502	–	140,624
Net income (loss) continuing operations	$658,368	$(377,359)	$(1,239,980)	$–	$(958,971)
Net income (loss) discontinued operations	–	–	–	(1,684,174)	(1,684,174)
Net income (loss)	$658,368	$(377,359)	$(1,239,980)	$(1,684,174)	$(2,643,145)
Segment assets(3)	$43,773,249	$25,271,142	$430,645	$8,985,164	$78,460,200
Additions to long-lived assets	$30,809	$61,773	$3,345	$75,423	$171,350

(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.

(2)	Including, inter alia, sales and marketing, general and administrative.

(3)
Out of those amounts, goodwill in the Company’s Training and Simulation and Battery and Power Systems Divisions totaled $24,435,640 and $6,156,343, respectively, as of March 31, 2012 and $24,435,640 and $6,570,184, respectively, as of March 31, 2011.

NOTE 5:                      CONVERTIBLE NOTES AND DETACHABLE WARRANTS

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

As part of the securities purchase agreement, the Company issued to the purchasers of its 10% senior convertible notes due August 15, 2011, warrants to purchase an aggregate of 558,036 shares of common stock at any time prior to August 15, 2011 at a price of $2.24 per share. The warrants were classified in 2008 as equity based on relative fair value. The relative fair value of these warrants was determined in 2008 using the Black-Scholes pricing model.

As of August 15, 2011, the Notes were paid in full and all associated warrants had expired.

NOTE 6:                      FAIR VALUE MEASUREMENT

The carrying value of short term assets and liabilities in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted collateral deposits, trade receivables, unbilled receivables, inventories, prepaid and other assets, trade payables, accrued expenses, deferred revenues and other liabilities as of March 31, 2012 and December 31, 2011, approximate fair value because of the short maturity of these instruments. The carrying amounts of long term debt approximates the estimated fair values at March 31, 2012, based upon the Company’s ability to acquire similar debt at similar maturities. Additionally, the Battery Division in Israel is investing excess cash in negotiable securities.

NOTE 7:                      COMMON STOCK REPURCHASE PROGRAM

In February 2009, the Company’s Board of Directors authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of the Company’s common stock. Through March 31, 2012, the Company repurchased 638,611 shares for a total of $869,931. The repurchase program is subject to management’s discretion.

NOTE 8:                      AFFILIATED PARTIES

The Company has an investment in an affiliated company, Concord Safety Solutions, Pvt. Ltd. (26% ownership), which was accounted for under the equity method of accounting. The associated loans and investment were written down to zero as of December 31, 2011 as part of the adjustments relating to the discontinuance of the Armor Division.

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

Between 2002 and December 2011, we were also engaged in utilizing advanced engineering concepts to manufacture military and paramilitary armored vehicles, and employing sophisticated lightweight materials to produce aviation armor, through our Armor Division. In December 2011, our Board of Directors approved management’s plan to sell our Armor Division in order to focus on the more profitable and growth-oriented aspects of our business. We continue to operate the Armor Division and are currently engaged in preliminary discussions with potential purchasers for the Armor Division, although there can be no assurance that we will be able to sell all or any part of the Armor Division or of the eventual price that we may receive for the Armor Division. Although the Armor Division will continue operations until such time as we dispose of this division in 2012, for accounting purposes we reflect the operations and net assets of the Armor Division as discontinued.

The discontinuation of the Armor Division for accounting purposes resulted in a one-time, pre-tax charge during the fourth quarter of 2011 of approximately $3.9 million, reflecting an impairment of goodwill and intangibles ($1.8 million), an impairment of other long-lived assets ($1.5 million), a write-off of a joint venture investment ($269,000), and costs associated with change of control provisions and other non-statutory severance expenses ($302,000). Almost all of these charges are non-cash impacting items.

Overview of Results of Operations

Acquisitions

In the acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of definite-lived intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of definite-lived intangible assets in the amount of a fraction (based on the useful life of the definite-lived intangible assets) of the amount recorded as intangible assets. Such amortization charges continued during the first three months of 2012. We are required to review long-lived intangible assets and goodwill for impairment at least annually or whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that the carrying amount of these assets has been impaired, we must record the impairment charge in our statement of operations.

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

As part of the securities purchase agreement, we issued to the purchasers of our 10% senior convertible notes due August 15, 2011, warrants to purchase an aggregate of 558,036 shares of common stock at any time prior to August 15, 2011 at a price of $2.24 per share. As of August 15, 2011, the Notes were paid in full and all associated warrants had expired.

Restricted Shares, Restricted Stock Units and Options

In accordance with FASB ASC 505-50, we incurred, for the three months ended March 31, 2012 and 2011, compensation expense related to restricted stock units and restricted shares of approximately $63,000 and $42,000, respectively. Our directors received their annual restricted stock grants on April 3, 2012 in accordance with the terms of the directors’ stock compensation plan.

Overview of Operating Performance and Backlog for Continuing Operations

Overall, our loss from continuing operations before income tax expense for the three months ended March 31, 2012 was $926,000 on revenues of $16.1 million, compared to a loss of $818,000 on revenues of $12.4 million during the three months ended March 31, 2011. Our overall backlog for the first quarter of 2012 totaled $77.3 million.

In our Training and Simulation Division, revenues increased from approximately $8.2 million in the first three months of 2011 to $10.9 million in the first three months of 2012. As of March 31, 2012, our backlog for our Training and Simulation Division totaled $67.9 million compared to $82.4 million in the first quarter of 2011.

In our Battery and Power Systems Division, revenues increased from approximately $4.2 million in the first three months of 2011 to approximately $5.2 million in the first three months of 2012. As of March 31, 2012, our backlog for our Battery and Power Systems Division totaled $9.4 million compared to $13.0 million in the first quarter of 2011.

The table below details the percentage of total recognized revenue by type of arrangement for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
Type of Revenue	2012	2011
Sale of products	96.1%	90.9%
Maintenance and support agreements	3.2%	6.3%
Long term research and development contracts	0.7%	2.8%
Total	100.0%	100.0%

Common Stock Repurchase Program

In February of 2009, we authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of our common stock. Through March 31, 2012, we repurchased 638,611 shares for a total of $869,931. The repurchase program is subject to the discretion of our management.

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

Results of Operations

Three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Revenues. Revenues for the three months ended March 31, 2012 totaled $16.1 million, compared to $12.4 million in the comparable period in 2011, an increase of $3.7 million, or 29.5%. In the first quarter of 2012, revenues were $10.9 million for the Training and Simulation Division (compared to $8.2 million in the first quarter of 2011, an increase of $2.7 million, or 32.5%, due primarily to a major new contract (VCTS)); and $5.2 million for the Battery and Power Systems Division (compared to $4.2 million in the first quarter of 2011, an increase of $984,000, or 23.5%, due primarily to increased sales in the U.S. of the SWIPES system).

Cost of revenues. Cost of revenues totaled $11.8 million during the first quarter of 2012, compared to $8.9 million in the first quarter of 2011, an increase of $2.9 million, or 33.0%, due primarily to increased revenue and the higher costs associated with the new VCTS contract. Cost of revenues were $7.9 million for the Training and Simulation Division (compared to $5.0 million in the first quarter of 2011, an increase of $2.9 million, or 59.1%, due primarily to an increase in revenue and the higher costs associated with the new VCTS contract); and $3.9 million for the Battery and Power Systems Division (compared to $3.9 million in the first quarter of 2011, a decrease of $5,000, or 0.1%, due primarily to increased margins on new products).

Research and development expenses. Research and development expenses for the first quarter of 2012 were $591,000, compared to $408,000 during the first quarter of 2011, an increase of $183,000, or 44.9%, due primarily to increased spending in the Battery and Power Systems Division for continuing research on the SWIPES system.

Selling and marketing expenses. Selling and marketing expenses for the first quarter of 2012 were $1.3 million, compared to $1.2 million in the first quarter of 2011, an increase of $105,000, or 8.9%, due primarily to an increase in the sales force and increases in the demonstration of new products to the military in the Battery and Power Systems Division.

General and administrative expenses. General and administrative expenses for the first quarter of 2012 were $3.0 million, compared to $2.4 million in the first quarter of 2011, an increase of $566,000, or 23.3%, due primarily to $735,000 in corporate consulting and legal expenses related to transactional activities offset by a $130,000 reduction in incentive accruals compared to 2011.

Amortization of intangible assets. Amortization of intangible assets totaled $301,000 in the first quarter of 2012, compared to $476,000 in the first quarter of 2011, a decrease of $175,000, or 36.7%, due primarily to decreased charges for fully amortized capitalized software in our Training and Simulation Division.

Financial income (expense), net. Financial expense totaled $37,000 in the first quarter of 2012, compared to financial income of $109,000 in the first quarter of 2011, an increase of $146,000, due primarily to $96,000 in credits recorded in 2011 related to warrants along with an increase in corporate interest of $25,000 in 2012.

Income taxes. We recorded $198,000 in tax expense in the first quarter of 2012, compared to $141,000 in tax expense in the first quarter of 2011, an increase of $57,000, or 40.5%, mainly concerning “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets). This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $150,000 and $113,000, respectively, in non-cash expenses in the first quarter of 2012 and 2011.

Net loss. Due to the factors cited above, we went from a net loss of $2.6 million in the first quarter of 2011 to a net loss of $1.1 million in the first quarter of 2012, a difference of $1.5 million.

Discontinued Operations. As noted above, we have discontinued our Armor Division, which generated an operating income of $57,000 and net income of $64,000 in the first quarter of 2012.

Liquidity and Capital Resources

As of March 31, 2012, we had $1.7 million in cash and $98,000 in restricted collateral deposits, as compared to December 31, 2011, when we had $2.3 million in cash and $1.7 million in restricted collateral deposits. We also had $4.9 million in unused bank lines of credit with our main bank as of March 31, 2012, under a $10.0 million credit facility under our FAAC subsidiary, which is secured by our assets and the assets of our other subsidiaries and guaranteed by us. There was $1.6 million of available credit on this line as of March 31, 2012, based on our borrowing base calculations.

Effective April 30, 2012, we and FAAC entered into an agreement with a different primary bank that has provided us with a replacement $10.0 million credit facility under our FAAC subsidiary, which is secured by our assets and the assets of our other domestic subsidiaries and guaranteed by us along with our other domestic subsidiaries at a rate of LIBOR plus 375 basis points. This credit facility expires May, 2013. The new credit agreement contains certain covenants, including minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), quarterly Maximum Increase in Net Advance to Affiliates of less than 90% of EBITDA and a Fixed Charge Coverage Ratio of not less than 1.1 to 1.0.

We used available funds in the three months ended March 31, 2012 primarily for working capital, investment in fixed assets and repayment of short term debt. We purchased approximately $303,000 of fixed assets during the three months ended March 31, 2012. Our net fixed assets amounted to $4.7 million at quarter end.

Net cash used in operating activities for the three months ended March 31, 2012 and 2011 was $104,000 and $2.4 million, respectively, a decrease of $2.3 million. This decrease in cash used was due primarily to a $1.6 million decrease in discontinued operations along with changes in working capital.

Net cash (used in)/provided by investing activities for the three months ended March 31, 2012 and 2011 was $1.3 million and $(579,000), a difference of $1.9 million. This difference was due primarily to the release of $1.6 million in restricted funds due to the completion of a significant contract by the Training and Simulation Division.

Net cash used in financing activities for the three months ended March 31, 2012 and 2011 was $1.6 million and $1.1 million, respectively, an increase of $476,000. The increase in 2012 of cash used in financing activities was due primarily to changes in short term borrowing under our primary line of credit.

As of March 31, 2012, we had approximately $5.4 million in short-term bank debt and $1.1 million in long-term debt outstanding. This is in comparison to $6.6 million in short-term bank debt and $1.1 million in long-term debt outstanding as of December 31, 2011.

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

Foreign Currency Exchange Rate Risk

Since a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only minor foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2012. Certain of our research, development and production activities are carried out by our Israeli subsidiary, EFL, at its facility in Beit Shemesh, and accordingly we have sales and expenses in NIS. Additionally, our Epsilor subsidiary operates primarily in NIS. However, the majority of our sales are made outside Israel in U.S. dollars, and a substantial portion of our costs are incurred in U.S. dollars. Therefore, our functional currency is the U.S. dollar.

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

PART II

ITEM 1A.  RISK FACTORS.

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011. We do not believe that there have been any material changes in the risk factors disclosed in the Annual Report on Form 10-K.

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

Dated:           May 15, 2012

AROTECH CORPORATION

By:	/s/ Robert S. Ehrlich
	Name:	Robert S. Ehrlich
	Title:	Chairman and CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Vice President – Finance and CFO
(Principal Financial Officer)