Form 10-Q
period 2012-06-30
AROTECH CORP
filed 2012-08-14
CIK 916529

0
OMB APPROVAL
OMB Number: 3235-0070 Expires: January 31, 2013 Estimated average burden hours per response 187.20
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2012.
Commission file number:   0-23336

AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

(800) 281-0356
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒ No  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

The number of shares outstanding of the issuer’s common stock as of August 8, 2012 was 15,939,741.

SEC 1296 (03-10)

Potential persons who are to respond to the collection of
information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Index

INDEX

Index

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,391,605	$2,324,163
Restricted collateral deposits	93,023	1,679,609
Trade receivables net of allowance for doubtful accounts	11,322,057	11,883,779
Unbilled receivables	10,144,178	5,722,781
Other accounts receivable and prepaid expenses	1,342,523	1,453,152
Inventories	10,376,391	9,503,171
Discontinued operations – short term	2,609,750	6,032,625
Total current assets	37,279,527	38,599,280
LONG TERM ASSETS:
Severance pay fund	3,853,535	3,554,877
Other long term receivables	46,111	58,596
Property and equipment, net	4,390,011	4,631,007
Other intangible assets, net	2,649,604	3,153,104
Goodwill	30,265,570	30,421,198
Discontinued operations – long term	379,895	683,883
Total long term assets	41,584,726	42,502,665
Total assets	$78,864,253	$81,101,945

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

Index

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$10,252,425	$6,694,127
Other accounts payable and accrued expenses	3,284,659	3,634,133
Current portion of capitalized leases	3,343	11,053
Current portion of long term debt	62,643	94,595
Short term bank credit	8,541,324	6,618,431
Deferred revenues	3,939,213	4,019,425
Discontinued operations – short term	3,356,374	7,306,967
Total current liabilities	29,439,981	28,378,731
LONG TERM LIABILITIES:
Accrued severance pay	5,692,068	5,268,827
Long term portion of capitalized leases	–	495
Long term debt	1,045,000	1,018,750
Deferred tax liability	4,620,771	4,321,521
Other long term liabilities	23,054	24,345
Discontinued operations – long term	931,955	963,814
Total long term liabilities	12,312,848	11,597,752
STOCKHOLDERS’ EQUITY:
Share capital
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of June 30, 2012 and December 31, 2011; Issued and outstanding: 15,939,741 shares and 15,570,491 shares as of June 30, 2012 and December 31, 2011, respectively	159,397	155,705
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of June 30, 2012 and December 31, 2011; No shares issued or outstanding as of June 30, 2012 and December 31, 2011	–	–
Additional paid-in capital	222,901,310	222,786,426
Accumulated deficit	(186,193,349)	(182,232,246)
Notes receivable from stockholders	(954,647)	(954,647)
Accumulated other comprehensive income	1,198,713	1,370,224
Total stockholders’ equity	37,111,424	41,125,462
Total liabilities and stockholders’ equity	$78,864,253	$81,101,945

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

Index

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. Dollars, except share data)

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Revenues	$36,480,838	$23,032,187	$20,373,130	$10,591,716

Cost of revenues, exclusive of amortization of intangibles	28,832,494	16,024,226	17,013,427	7,135,965
Research and development expenses	1,046,961	854,949	455,808	446,952
Selling and marketing expenses	2,613,194	2,402,233	1,328,301	1,221,901
General and administrative expenses	5,001,385	4,963,849	2,000,779	2,529,688
Amortization of intangible assets and capitalized software	601,305	954,623	299,934	478,317
Total operating costs and expenses	38,095,339	25,199,880	21,098,249	11,812,823

Operating loss	(1,614,501)	(2,167,693)	(725,119)	(1,221,107)

Other income	753	32,499	561	13,426
Financial expenses, net	(379,000)	(10,105)	(342,164)	(119,271)
Total other income (expense)	(378,247)	22,394	(341,603)	(105,845)
Loss from continuing operations before income tax expense	(1,992,748)	(2,145,299)	(1,066,722)	(1,326,952)

Income tax expense	397,154	281,246	199,577	140,622
Loss from continuing operations	(2,389,902)	(2,426,545)	(1,266,299)	(1,467,574)
Loss from discontinued operations, net of income tax	(1,571,201)	(2,288,039)	(1,635,361)	(603,865)
Net loss	(3,961,103)	(4,714,584)	(2,901,660)	(2,071,439)

Other comprehensive income, net of income tax
Foreign currency translation adjustment	(171,511)	321,947	(338,586)	186,049
Comprehensive loss	$(4,132,614)	$(4,392,637)	$(3,240,246)	$(1,885,390)

Basic and diluted net loss per share – continuing operations	$(0.16)	$(0.17)	$(0.09)	$(0.11)
Basic and diluted loss per share – discontinued operations	$(0.11)	$(0.17)	$(0.11)	$(0.04)
Basic and diluted net loss per share	$(0.27)	$(0.34)	$(0.20)	$(0.15)
Weighted average number of shares used in computing basic and diluted net loss per share	14,691,577	13,796,680	14,728,352	13,855,164

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

Index

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from discontinued operations	$(1,571,201)	$(2,288,039)
Loss from continuing operations	(2,389,902)	(2,426,545)
Adjustments required to reconcile net profit (loss) to net cash (used in) provided by operating activities:
Depreciation	553,404	536,368
Amortization of intangible assets and capitalized software	601,305	954,623
Amortization of debt discount	–	34,841
Compensation related to shares issued to employees, consultants and directors	118,574	132,919
Adjustment to value of warrants and imbedded features on the senior convertible notes	–	(16,085)
Deferred tax provision	299,250	199,407
Changes in operating assets and liabilities:
Severance pay, net	124,583	17,739
Trade receivables	561,722	1,862,780
Other accounts receivable and prepaid expenses	123,114	(198,274)
Inventories	(873,220)	(1,312,116)
Unbilled receivables	(4,421,397)	137,573
Deferred revenues	(80,212)	(1,295,192)
Trade payables	3,558,298	(728,927)
Accounts payable and accrued expenses	(350,763)	(1,159,277)
Discontinued operations	178,263	(1,123,146)
Net cash provided by (used in) operating activities	(3,568,182)	(6,671,351)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(312,408)	(447,290)
Additions to capitalized software development	(159,616)	(24,324)
Investment in marketable securities	–	399,449
Decrease (increase) in restricted collateral deposits	1,586,586	(15,768)
Discontinued operations	30,725	(188,067)
Net cash provided by (used in) investing activities	$1,145,287	$(276,000)

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

Index

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Six months ended June 30,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	$(13,907)	$(482,782)
Changes in short term bank credit	1,922,893	2,233,192
Purchase of treasury stock	–	(90,257)
Discontinued operations	(375,649)	115,905
Net cash provided by (used in) financing activities	1,533,337	1,776,058
DECREASE IN CASH AND CASH EQUIVALENTS	(889,558)	(5,171,293)
CASH ACCRETION (EROSION) DUE TO EXCHANGE RATE DIFFERENCES	45,928	68,490
CASH ACCRETION (EROSION) DUE TO EXCHANGE RATE DIFFERENCES – DISCONTINUED OPERATIONS	–	(59,507)
NET CHANGE IN CASH AND EQUIVALENTS – DISCONTINUED OPERATIONS	(88,928)	550,909
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	2,324,163	5,800,485
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$1,391,605	$1,189,084
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Interest paid during the period	$155,752	$106,421
Taxes paid on income during the period	$–	$8,296

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:                      BASIS OF PRESENTATION

a.           Company:

Arotech Corporation (“Arotech”) and its wholly-owned subsidiaries (the “Company”) provide defense and security products for the military, law enforcement and homeland security markets, including advanced zinc-air and lithium batteries and chargers, and multimedia interactive simulators/trainers. The Company operates primarily through its wholly-owned subsidiaries FAAC Incorporated (“FAAC”), based in Ann Arbor, Michigan with locations in Royal Oak, Michigan and Orlando, Florida; Electric Fuel Battery Corporation (“EFB”), based in Auburn, Alabama; and Epsilor-Electric Fuel Ltd. (survivor of the merger of Electric Fuel Ltd. (“EFL”), based in Beit Shemesh, Israel, into Epsilor Electronic Industries, Ltd.) (“Epsilor-EFL”), based in Dimona, Israel. IES Interactive Training (“IES”) and Realtime Technologies (“RTI”) were merged with FAAC to create Arotech’s Training and Simulation Division. Pursuant to management discussions in the fourth quarter of 2011, the Company’s Armor Division, consisting of M.D.T. Protective Industries, Ltd. (“MDT”), based in Lod, Israel, and MDT Armor Corporation (“MDT Armor”), based in Auburn, Alabama, along with the trade name of Armour of America Incorporated (“AoA”), are reflected as discontinued operations for all periods presented. On June 20, 2012, the Company signed a definitive agreement with an Israeli public company, Shladot Ltd. (“Shladot”), and a wholly-owned U.S. subsidiary of Shladot, pursuant to which Shladot purchased certain of the assets, subject to certain of the liabilities, of the discontinued Armor Division, for a total cash purchase price of $50,000. The assets consisted principally of inventory, intellectual property and contracts. Closing of the transaction took place simultaneously with the signing of the agreement.

b.           Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at June 30, 2012, its operating results for the six- and three-month periods ended June 30, 2012 and 2011, and its cash flows for the six- and three-month periods ended June 30, 2012 and 2011.

The results of operations for the six- and three months ended June 30, 2012 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2012.

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

c.           Accounting for stock-based compensation:

For the six months ended June 30, 2012 and 2011 the compensation expense recorded related to restricted stock units and restricted shares was $118,574 and $132,919, respectively. The remaining total compensation cost related to share awards not yet recognized in the income statement as of June 30, 2012 was $231,254 all of which was for restricted stock units and restricted shares that vest on longevity rather than performance. The weighted average period over which this compensation cost is expected to be recognized is approximately one and one-half years. Income tax expense was not impacted since the Company is in a net operating loss position. There were no new options issued in the first six months of 2012 and no options were exercised in the first six months of 2012.

d.           Reclassification:

Certain comparative data in these financial statements may have been reclassified to conform to the current year’s presentation.

e.           Anti-dilutive shares for EPS calculation

All outstanding stock options, non-vested restricted stock, non-vested restricted stock units, and warrants have been excluded from the calculation of the basic net income (loss) per common share because all such securities are anti-dilutive for the periods presented and the Company has excluded any restricted stock or restricted stock units that will never vest under the current program. The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net income (loss) per share for the six-month periods ended June 30, 2012 and 2011 were 667,693 and 1,440,949, respectively.

Index

f.           Discontinued operations

In December 2011, the Company’s Board of Directors approved management’s plan to sell the Armor Division. On June 20, 2012, the Company signed a definitive agreement with an Israeli public company, Shladot Ltd. (“Shladot”), and a wholly-owned U.S. subsidiary of Shladot, pursuant to which Shladot purchased certain of the assets, subject to certain of the liabilities, of the Armor Division, for a total cash purchase price of $50,000. The assets consisted principally of inventory, intellectual property and contracts. Closing of the transaction took place simultaneously with the signing of the agreement. The Company believes that the disposal of the Armor Division has not and will not have a material adverse effect on its liquidity.  Unless otherwise indicated, discontinued operations are not included in the Company’s reported results.

Unless otherwise noted, amounts and disclosures throughout the Notes to Consolidated Financial Statements relate to the Company’s continuing operations. The assets and liabilities of the discontinued operation after impairment and the revenues and expenses of the discontinued operation are shown below.

ASSETS AND LIABILITIES – DISCONTINUED	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$163,872	$74,945
Restricted collateral deposits	162,763	193,488
Trade receivables	859,465	2,131,599
Other accounts receivable and prepaid expenses	59,342	133,149
Inventories	1,364,308	3,499,444
Total current assets	2,609,750	6,032,625
LONG TERM ASSETS:
Severance pay fund	379,895	683,883
Total long term assets	379,895	683,883
Total assets	$2,989,645	$6,716,508
LIABILITIES
CURRENT LIABILITIES:
Trade payables	$1,196,040	$4,165,367
Other accounts payable and accrued expenses	1,335,858	2,250,584
Current portion of long term debt	57,809	401,600
Deferred revenues	766,667	489,416
Total current liabilities	3,356,374	7,306,967
LONG TERM LIABILITIES
Long term debt	931,955	963,814
Total long-term liabilities	931,955	963,814
Total liabilities	$4,288,329	$8,270,781

REVENUE AND EXPENSES – DISCONTINUED	Six months ended June 30,
	2012	2011
Revenues	$5,375,503	$4,566,280

Cost of revenues, exclusive of amortization of intangibles	4,985,859	5,248,310
Research and development expenses	57,584	157,904
Selling and marketing expenses	302,218	430,034
General and administrative expenses	1,517,669	992,449
Total operating costs and expenses	6,863,330	6,828,697

Operating loss	(1,487,827)	(2,262,417)

Other (income) expense	53,392	(34,040)
Financial income (expense), net	(136,766)	8,418
Total other (income) expense	(83,374)	(25,622)
Net loss	$(1,571,201)	$(2,288,039)

Index

NOTE 2:                      INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method or the FIFO method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. Inventory write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and for market prices lower than cost. Inventories in continuing business segments increased, from December 31, 2011, $446,793 in the Training and Simulation Division and $426,427 in the Battery Division for the product required to fulfill the current backlog. Inventories are composed of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
Raw and packaging materials	$8,242,963	$7,688,821
Work in progress	511,434	1,025,030
Finished products	1,621,994	789,320
Total:	$10,376,391	$9,503,171

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

Index

b.           The following is information about reported segment revenues, income (losses) and total assets for the six and three months ended June 30, 2012 and 2011:

	Training and Simulation Division	Battery and Power Systems Division	Corporate Expenses	Discontinued	Total Company
Six months ended June 30, 2012
Revenues from outside customers	$27,400,605	$9,080,233	$–	$–	$36,480,838
Depreciation, amortization and impairment expenses(1)	(566,370)	(561,843)	(26,496)	–	(1,154,709)
Direct expenses(2)	(25,176,638)	(8,874,885)	(2,888,354)	–	(36,939,877)
Segment net income (loss)	$1,657,597	$(356,495)	$(2,914,850)	$–	$(1,613,748)
Financial income (expense)	(20,580)	(78,156)	(280,264)	–	(379,000)
Income tax expense	97,904	–	299,250	–	397,154
Net income (loss) continuing operations	$1,539,113	$(434,651)	$(3,494,364)	$–	$(2,389,902)
Net income discontinued operations	–	–	–	(1,571,201)	(1,571,201)
Net income (loss)	$1,593,113	$(434,651)	$(3,494,364)	$(1,571,201)	$(3,961,103)
Segment assets(3)	$52,396,629	$23,269,717	$208,262	$2,989,645	$78,864,253
Additions to long-lived assets	$312,503	$159,521	$–	$–	$472,024
Six months ended June 30, 2011
Revenues from outside customers	$14,710,601	$8,321,586	$–	$–	$23,032,187
Depreciation, amortization and impairment expenses(1)	(929,685)	(531,745)	(29,561)	–	(1,490,991)
Direct expenses(2)	(12,686,985)	(8,566,513)	(2,422,892)	–	(23,676,390)
Segment net income (loss)	$1,093,931	$(776,672)	$(2,452,453)	$–	$(2,135,194)
Financial income (expense)	(473)	155,062	(164,694)	–	(10,105)
Income tax expense	56,244	–	225,002	–	281,246
Net income (loss) continuing operations	$1,037,214	$(621,610)	$(2,842,149)	$–	$(2,426,545)
Net income (loss) discontinued operations	–	–	–	(2,288,039)	(2,288,039)
Net income (loss)	$1,037,214	$(621,610)	$(2,842,149)	$(2,288,039)	$(4,714,584)
Segment assets(3)	$43,859,729	$24,959,595	$327,820	$13,240,634	$82,387,778
Additions to long-lived assets	$192,761	$275,508	$3,345	$98,682	$570,296
Three months ended June 30, 2012
Revenues from outside customers	$16,467,067	$3,906,063	$–	$–	$20,373,130
Depreciation, amortization and impairment expenses(1)	(286,607)	(282,592)	(11,132)	–	(580,331)
Direct expenses(2)	(15,104,097)	(4,300,458)	(1,112,802)	–	(20,517,357)
Segment net income (loss)	$1,076,363	$(676,987)	$(1,123,934)	$–	$(724,558)
Financial income (expense)	(7,125)	(135,826)	(199,213)	–	(342,164)
Income tax expense	49,952	–	149,625	–	199,577
Net income (loss) continuing operations	$1,019,286	$(812,813)	$(1,472,772)	$–	$(1,266,299)
Net income discontinued operations	–	–	–	(1,635,361)	(1,635,361)
Net income (loss)	$1,019,286	$(812,813)	$(1,472,772)	$(1,635,361)	$(2,901,660)
Three months ended June 30, 2011
Revenues from outside customers	$6,460,199	$4,131,517	$–	$–	$10,591,716
Depreciation, amortization and impairment expenses(1)	(466,076)	(267,868)	(12,225)	–	(746,169)
Direct expenses(2)	(5,586,999)	(4,204,977)	(1,261,252)	–	(11,053,228)
Segment net income (loss)	$407,124	$(341,328)	$(1,273,477)	$–	$(1,207,681)
Financial income (expense)	(156)	97,077	(216,192)	–	(119,271)
Income tax expense	28,122	–	112,500	–	140,622
Net income (loss) continuing operations	$378,846	$(244,251)	$(1,602,169)	$–	$(1,467,574)
Net income (loss) discontinued operations	–	–	–	(603,865)	(603,865)
Net income (loss)	$378,846	$(244,251)	$(1,602,169)	$(603,865)	$(2,071,439)

(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.
(2)	Including, inter alia, sales and marketing, general and administrative.
(3)
Out of those amounts, goodwill in the Company’s Training and Simulation and Battery and Power Systems Divisions totaled $24,435,641 and $5,829,929, respectively, as of June 30, 2012 and $24,435,641 and $6,697,163, respectively, as of June 30, 2011.

Index

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

NOTE 6:                      FAIR VALUE MEASUREMENT

The carrying value of short term assets and liabilities in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted collateral deposits, trade receivables, unbilled receivables, inventories, prepaid and other assets, trade payables, accrued expenses, deferred revenues and other liabilities as of June 30, 2012 and December 31, 2011, approximate fair value because of the short maturity of these instruments. The carrying amounts of long term debt approximates the estimated fair values at June 30, 2012, based upon the Company’s ability to acquire similar debt at similar maturities

NOTE 7:                      COMMON STOCK REPURCHASE PROGRAM

In February 2009, the Company’s Board of Directors authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of the Company’s common stock. Through June 30, 2012, the Company repurchased 638,611 shares for a total of $869,931. The repurchase program is subject to management’s discretion.

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

The discontinuation and subsequent asset sale of the Armor Division resulted in a one-time, pre-tax charge during the fourth quarter of 2011 of approximately $3.9 million, reflecting an impairment of goodwill and intangibles ($1.8 million), an impairment of other long-lived assets ($1.5 million), a write-off of a joint venture investment ($269,000), and costs associated with change of control provisions and other non-statutory severance expenses ($302,000). Also during the 2nd quarter of 2012, the Company incurred additional expenses of $1.1 million related to the sale of Armor Division assets. Almost all of these charges are non-cash impacting items.

Overview of Results of Operations

Acquisitions

In the acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of definite-lived intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of definite-lived intangible assets in the amount of a fraction (based on the useful life of the definite-lived intangible assets) of the amount recorded as intangible assets. Such amortization charges continued during the first six months of 2012. We are required to review long-lived intangible assets and goodwill for impairment at least annually or whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that the carrying amount of these assets has been impaired, we must record the impairment charge in our statement of operations.

Index

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

Restricted Shares, Restricted Stock Units and Options

In accordance with FASB ASC 505-50, we incurred, for the six months ended June 30, 2012 and 2011, compensation expense related to restricted stock units and restricted shares of approximately $119,000 and $133,000, respectively. Our directors received their annual restricted stock grants on April 3, 2012 in accordance with the terms of the directors’ stock compensation plan.

Overview of Operating Performance and Backlog for Continuing Operations

Overall, our loss from continuing operations before income tax expense for the six months ended June 30, 2012 was $2.0 million on revenues of $36.5 million, compared to a loss of $2.1 million on revenues of $23.0 million during the six months ended June 30, 2011. As of June 30, 2012, our overall backlog totaled $87.3 million compared to $94.9 million in the second quarter of 2011.

In our Training and Simulation Division, revenues increased from approximately $14.7 million in the first six months of 2011 to $27.4 million in the first six months of 2012. As of June 30, 2012, our backlog for our Training and Simulation Division totaled $78.7 million compared to $81.4 million in the second quarter of 2011.

In our Battery and Power Systems Division, revenues increased from approximately $8.3 million in the first six months of 2011 to approximately $9.1 million in the first six months of 2012. As of June 30, 2012, our backlog for our Battery and Power Systems Division totaled $8.6 million compared to $13.5 million in the second quarter of 2011.

The table below details the percentage of total recognized revenue by type of arrangement for the six months ended June 30, 2012 and 2011:

	Six months ended June 30,
Type of Revenue	2012	2011
Sale of products	96.7%	90.3%
Maintenance and support agreements	3.0%	6.1%
Long term research and development contracts	0.3%	3.6%
Total	100.0%	100.0%

Common Stock Repurchase Program

In February of 2009, we authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of our common stock. Through June 30, 2012, we repurchased 638,611 shares for a total of $869,931. The repurchase program is subject to the discretion of our management.

Index

Recent Developments

Sale of Assets of Armor Division

On June 20, 2012, we signed a definitive agreement with an Israeli public company, Shladot Ltd. (“Shladot”), and a wholly-owned U.S. subsidiary of Shladot, pursuant to which Shladot purchased certain of the assets, subject to certain of the liabilities, of our discontinued Armor Division, for a total cash purchase price of $50,000. The assets consisted principally of inventory, intellectual property and contracts. Closing of the transaction took place simultaneously with the signing of the agreement. Operations will continue on a limited basis for the next sixty to ninety days until the final six vehicles are completed and delivered.

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

Results of Operations

Three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Revenues. Revenues for the three months ended June 30, 2012 totaled $20.4 million, compared to $10.6 million in the comparable period in 2011, an increase of $9.8 million, or 92.3%. In the second quarter of 2012, revenues were $16.5 million for the Training and Simulation Division (compared to $6.5 million in the second quarter of 2011, an increase of $10.0 million, or 154.9%, due primarily to a major new contract (VCTS)); and $3.9 million for the Battery and Power Systems Division (compared to $4.1 million in the second quarter of 2011, a decrease of $225,000, or 5.5%, due primarily to decreased sales in the U.S.).

Cost of revenues. Cost of revenues totaled $17.0 million during the second quarter of 2012, compared to $7.1 million in the second quarter of 2011, an increase of $9.9 million, or 138.4%, due primarily to increased revenue and the higher costs associated with the new VCTS contract. Cost of revenues were $13.2 million for the Training and Simulation Division (compared to $3.4 million in the second quarter of 2011, an increase of $9.8 million, or 290.8%, due primarily to an increase in revenue and the higher costs associated with the new VCTS contract); and $3.8 million for the Battery and Power Systems Division (compared to $3.8 million in the second quarter of 2011, an increase of $49,000, or 1.3%).

Research and development expenses. Research and development expenses for the second quarter of 2012 were $456,000, compared to $447,000 during the second quarter of 2011, an increase of $9,000, or 2.0%, due primarily to increased spending in the Battery and Power Systems Division for continuing research on the SWIPES system offset by a reduction of expenses in the Training and Simulation Division due to the capitalization of $160,000 in development costs.

Selling and marketing expenses. Selling and marketing expenses for the second quarter of 2012 were $1.3 million, compared to $1.2 million in the second quarter of 2011, an increase of $106,000, or 8.7%, due primarily to an increase in the sales force and increases in the demonstration of new products to the military in the Battery and Power Systems Division along with an increase in sales staff in the Training and Simulation Division.

General and administrative expenses. General and administrative expenses for the second quarter of 2012 were $2.0 million, compared to $2.5 million in the second quarter of 2011, a decrease of $529,000, or 20.9%, due primarily to a reduction of $50,000 in corporate consulting and legal expenses related to transactional activities along with a reduction of $320,000 reduction in compensation and incentive accruals compared to 2011.

Index

Amortization of intangible assets. Amortization of intangible assets totaled $300,000 in the second quarter of 2012, compared to $478,000 in the second quarter of 2011, a decrease of $178,000, or 37.3%, due primarily to decreased charges for fully amortized capitalized software in our Training and Simulation Division.

Financial income (expense), net. Financial expense totaled $342,000 in the second quarter of 2012, compared to financial expense of $119,000 in the second quarter of 2011, an increase of $223,000, due primarily to exchange rate differences of $282,000, an increase in corporate bank charges of $121,000 offset by $102,000 decrease in charges related to expenses recorded in 2011 for warrants.

Income taxes. We recorded $200,000 in tax expense in the second quarter of 2012, compared to $141,000 in tax expense in the second quarter of 2011, an increase of $59,000, or 41.9%, mainly concerning “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets). This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $150,000 and $113,000, respectively, in non-cash expenses in the second quarter of 2012 and 2011.

Net loss. Due to the factors cited above, we went from a net loss of $1.5 million in the second quarter of 2011 to a net loss of $1.3 million in the second quarter of 2012, an improvement of $201,000.

Discontinued operations. As noted above, we have discontinued our Armor Division, which generated an operating loss of $1.5 million and net loss of $1.6 million in the second quarter of 2012. Also during the 2nd quarter of 2012, the Company incurred additional expenses of $1.1 million related primarily to the final write down of the raw material inventory due to the sale of Armor Division assets. Almost all of these charges are non-cash impacting items.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Revenues. Revenues for the six months ended June 30, 2012 totaled $36.5 million, compared to $23.0 million in the comparable period in 2011, an increase of $13.4 million, or 58.4%. In the first six months of 2012, revenues were $27.4 million for the Training and Simulation Division (compared to $14.7 million in the first six months of 2011, an increase of $12.7 million, or 86.3%, due primarily to a major new contract (VCTS)); and $9.1 million for the Battery and Power Systems Division (compared to $8.3 million in the first six months of 2011, an increase of $759,000, or 9.1%, due primarily to increased sales in the U.S. of the SWIPES system).

Cost of revenues. Cost of revenues totaled $28.8 million during the first six months of 2012, compared to $16.0 million in the first six months of 2011, an increase of $12.8 million, or 79.9%, due primarily to increased revenue and the higher costs associated with the new VCTS contract. Cost of revenues were $21.1 million for the Training and Simulation Division (compared to $8.3 million in the first six months of 2011, an increase of $12.8 million, or 152.9%, due primarily to an increase in revenue and the higher costs associated with the new VCTS contract); and $7.7 million for the Battery and Power Systems Division (compared to $7.7 million in the first six months of 2011, an increase of $43,000, or 0.6%).

Research and development expenses. Research and development expenses for the first six months of 2012 were $1.0 million, compared to $855,000 during the first six months of 2011, an increase of $192,000, or 22.5%, due primarily to increased spending in the Battery and Power Systems Division for continuing research on the SWIPES system offset by a reduction of expenses in the Training and Simulation Division due to the capitalization of $160,000 in development costs.

Selling and marketing expenses. Selling and marketing expenses for the first six months of 2012 were $2.6 million, compared to $2.4 million in the first six months of 2011, an increase of $211,000, or 8.8%, due primarily to an increase in the sales force and increases in the demonstration of new products to the military in the Battery and Power Systems Division.

General and administrative expenses. General and administrative expenses for the first six months of 2012 were $5.0 million, compared to $5.0 million in the first six months of 2011, an increase of $38,000, or 0.8%, due primarily to $733,000 in corporate consulting and legal expenses related to transactional activities offset by a $546,000 reduction in compensation and incentive accruals compared to 2011.

Amortization of intangible assets. Amortization of intangible assets totaled $601,000 in the first six months of 2012, compared to $955,000 in the first six months of 2011, a decrease of $354,000, or 37.0%, due primarily to decreased charges for fully amortized capitalized software in our Training and Simulation Division.

Index

Financial income (expense), net. Financial expense totaled $379,000 in the first six months of 2012, compared to financial expense of $10,000 in the first six months of 2011, an increase of $369,000, due primarily to exchange rate differences of $230,000, an increase in corporate bank charges of $123,000 offset by $53,000 decrease in charges related to warrants.

Income taxes. We recorded $397,000 in tax expense in the first six months of 2012, compared to $281,000 in tax expense in the first six months of 2011, an increase of $116,000, or 41.2%, mainly concerning “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets). This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $299,000 and $225,000, respectively, in non-cash expenses in the first six months of 2012 and 2011.

Net loss. Due to the factors cited above, we went from a net loss of $2.4 million in the first six months of 2011 to a net loss of $2.4 million in the first six months of 2012.

Discontinued operations. As noted above, we have discontinued our Armor Division, which generated an operating loss of $1.5 million and net loss of $1.6 in the first six months of 2012. Also during the 2nd quarter of 2012, the Company incurred additional expenses of $1.1 million related primarily to the final write down of the raw material inventory due to the sale of Armor Division assets. Almost all of these charges are non-cash impacting items.

Liquidity and Capital Resources

As of June 30, 2012, we had $1.4 million in cash and $93,000 in restricted collateral deposits, as compared to December 31, 2011, when we had $2.3 million in cash and $1.7 million in restricted collateral deposits. We also had $2.2 million in unused bank lines of credit with our main bank as of June 30, 2012, under a $10.0 million credit facility under our FAAC subsidiary, which is secured by our assets and the assets of our other subsidiaries and guaranteed by us. There was $2.1 million of available credit on this line as of June 30, 2012, based on our borrowing base calculations.

Effective April 30, 2012, we and FAAC entered into an agreement with a different primary bank that has provided us with a replacement $10.0 million credit facility under our FAAC subsidiary, which is secured by our assets and the assets of our other domestic subsidiaries and guaranteed by us and our other domestic subsidiaries, at a rate of LIBOR plus 375 basis points. This credit facility expires May 2013. The new credit agreement contains certain covenants, including minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), quarterly Maximum Increase in Net Advance to Affiliates of less than 90% of EBITDA and a Fixed Charge Coverage Ratio of not less than 1.1 to 1.0. For the six months ended June 30, 2012, we did not meet the required minimum EBITDA and received a waiver of that covenant violation in August 2012.

We used available funds in the six months ended June 30, 2012 primarily for working capital, investment in fixed assets and repayment of short term debt. We purchased approximately $312,000 of fixed assets during the six months ended June 30, 2012. Our net fixed assets amounted to $4.4 million at quarter end.

Net cash used in operating activities for the six months ended June 30, 2012 and 2011 was $3.6 million and $6.7 million, respectively, a decrease of $3.1 million. This decrease in cash used was due primarily to a $1.3 million decrease in discontinued operations along with changes in working capital. Additionally, there has been a significant impact on available cash in the previous six months in part due to unbilled receivables increasing $4.4 million and inventories increasing $873,000 since year end 2011.

Net cash (used in)/provided by investing activities for the six months ended June 30, 2012 and 2011 was $1.1 million and $(276,000), a difference of $1.4 million. This difference was due primarily to the release of $1.6 million in restricted funds due to the completion of a significant contract by the Training and Simulation Division.

Net cash provided by financing activities for the six months ended June 30, 2012 and 2011 was $1.5 million and $1.8 million, respectively, a decrease of $243,000. The decrease in 2012 of cash used in financing activities was due primarily to changes in short term borrowing under our primary line of credit. As noted above, there has been a significant impact on available cash in the previous six months which resulted in an increase in short term borrowing of $1.9 million since year end 2011.

As of June 30, 2012, we had approximately $8.5 million in short-term bank debt and $1.1 million in long-term debt outstanding. This is in comparison to $6.6 million in short-term bank debt and $1.1 million in long-term debt outstanding as of December 31, 2011. Additionally, we had approximately $934,000 in long-term debt outstanding in the discontinued Armor division.

Subject to all of the reservations regarding “forward-looking statements” set forth above, we believe that our present cash position, anticipated cash flows from operations and lines of credit should be sufficient to satisfy our current estimated cash requirements through the remainder of the year.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

It is our policy not to enter into interest rate derivative financial instruments, except for hedging of foreign currency exposures discussed below. We do not currently have any significant interest rate exposure.

Foreign Currency Exchange Rate Risk

Since a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only minor foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2012. Certain of our research, development and production activities are carried out by our Israeli subsidiary, Epsilor-EFL, at its facility in Beit Shemesh, and accordingly we have sales and expenses in NIS. Additionally, our Epsilor-EFL subsidiary operates primarily in NIS. However, the majority of our sales are made outside Israel in U.S. dollars, and a substantial portion of our costs are incurred in U.S. dollars. Therefore, our functional currency is the U.S. dollar.

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

Index

PART II

ITEM 1A.	RISK FACTORS

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

Our stock price is currently below $1.00, and has been so for more than 30 consecutive business days. One of the continued listing standards for our stock on the Nasdaq Stock Market (both the Nasdaq Global Market, on which our stock is currently listed, and the Nasdaq Capital Market) is the maintenance of a $1.00 bid price. On August 2, 2012, Nasdaq notified us of our failure to meet the continued listing standards and that we have 180 calendar days, until January 29, 2013, to correct such failure or be delisted from the Nasdaq Global Market. Although we would have the opportunity to appeal any potential delisting, there can be no assurances that this appeal would be resolved favorably. As a result, there can be no assurance that our common stock will remain listed on the Nasdaq Global Market.

If our common stock were to be delisted from the Nasdaq Global Market, we might apply to be listed on the Nasdaq Capital Market if we then met the initial listing standards of the Nasdaq Capital Market (other than the $1.00 minimum bid standard). If we were to move to the Nasdaq Capital Market, current Nasdaq regulations would give us the opportunity to obtain an additional 180-day grace period, until July 28, 2013, if we meet certain net income, stockholders’ equity or market capitalization criteria; if at the end of that period we had not yet achieved compliance with the minimum bid price rule, we would be subject to delisting from the Nasdaq Capital Market. Although we would have the opportunity to appeal any potential delisting, there can be no assurances that this appeal would be resolved favorably. In addition, we may be unable to satisfy the other continued listing requirements. As a result, there can be no assurance that our common stock will remain listed on the Nasdaq Stock Market.

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

Dated:           August 14, 2012

AROTECH CORPORATION

By:	/s/ Robert S. Ehrlich
	Name:	Robert S. Ehrlich
	Title:	Chairman and CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Vice President – Finance and CFO
(Principal Financial Officer)

Index