Form 10-Q
period 2012-09-30
AROTECH CORP
filed 2012-11-14
CIK 916529

0

OMB APPROVAL
OMB Number:3235-0070 Expires: January 31, 2013 Estimated average burden hours per response 187.20
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2012

Commission file number:  0-23336

AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock as of November 12, 2012 was 15,939,741.

SEC 1296 (03-10)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Index

Index

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$757,740	$2,324,163
Restricted collateral deposits	93,724	1,679,609
Trade receivables net of allowance for doubtful accounts	10,012,443	11,883,779
Unbilled receivables	13,405,136	5,722,781
Other accounts receivable and prepaid expenses	1,344,949	1,453,152
Inventories	10,908,857	9,503,171
Discontinued operations – short term	1,216,646	6,032,625
Total current assets	37,739,495	38,599,280
LONG TERM ASSETS:
Severance pay fund	3,964,781	3,554,877
Other long term receivables	52,632	58,596
Property and equipment, net	4,309,145	4,631,007
Other intangible assets, net	2,343,533	3,153,104
Goodwill	30,281,963	30,421,198
Discontinued operations – long term	–	683,883
Total long term assets	$40,952,054	$42,502,665
Total assets	$78,691,549	$81,101,945

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

Index

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)
	September 30, 2012	December 31, 2011
	(Unaudited)	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$9,136,034	$6,694,127
Other accounts payable and accrued expenses	3,168,181	3,634,133
Current portion of capitalized leases	1,946	11,053
Current portion of long term debt	56,912	94,595
Short term bank credit	10,487,437	6,618,431
Deferred revenues	4,346,766	4,019,425
Discontinued operations – short term	1,268,850	7,306,967
Total current liabilities	28,466,126	28,378,731
LONG TERM LIABILITIES:
Accrued severance pay	5,835,092	5,268,827
Long term portion of capitalized leases	–	495
Long term debt	1,031,250	1,018,750
Deferred tax liability	4,770,396	4,321,521
Other long term liabilities	22,186	24,345
Discontinued operations – long term	922,464	963,814
Total long term liabilities	12,581,388	11,597,752
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of September 30, 2012 and December 31, 2011; Issued and outstanding: 15,939,741 shares and 15,570,491 shares as of September 30, 2012 and December 31, 2011, respectively	159,397	155,705
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of September 30, 2012 and December 31, 2011; No shares issued or outstanding as of September 30, 2012 and December 31, 2011	–	–
Additional paid-in capital	222,953,735	222,786,426
Accumulated deficit	(185,695,260)	(182,232,246)
Notes receivable from stockholders	(954,647)	(954,647)
Accumulated other comprehensive income	1,180,810	1,370,224
Total stockholders’ equity	37,644,035	41,125,462
Total liabilities and stockholders’ equity	$78,691,549	$81,101,945

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

Index

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. Dollars, except share data)

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Revenues	$57,915,901	$44,170,119	$21,435,063	$21,137,932

Cost of revenues	45,307,654	33,043,351	16,475,160	17,019,125
Research and development expenses	1,657,056	1,290,656	610,095	435,707
Selling and marketing expenses	3,868,531	3,654,211	1,255,337	1,251,978
General and administrative expenses	7,066,080	7,744,637	2,064,695	2,780,788
Amortization of intangibles	893,743	1,432,507	292,438	477,884
Total operating costs and expenses	58,793,064	47,165,362	20,697,725	21,965,482

Operating profit (loss)	(877,163)	(2,995,243)	737,338	(827,550)

Other income	9,894	36,086	9,141	3,587
Financial expenses, net	(565,301)	(162,873)	(186,301)	(152,768)
Total other expense	(555,407)	(126,787)	(177,160)	(149,181)
Income (loss) from continuing operations before income tax expense	(1,432,570)	(3,122,030)	560,178	(976,731)

Income tax expense	524,091	281,335	126,937	89
Income (loss) from continuing operations	(1,956,661)	(3,403,365)	433,241	(976,820)
Income (loss) from discontinued operations, net of income tax	(1,506,353)	(2,837,061)	64,848	(549,022)
Net income (loss)	(3,463,014)	(6,240,426)	498,089	(1,525,842)

Other comprehensive income, net of income tax
Foreign currency translation adjustment	(189,414)	(474,631)	(17,903)	(796,578)
Comprehensive income (loss)	$(3,652,428)	$(6,715,057)	$480,186	$(2,322,420)

Basic net income/loss per share – continuing operations	$(0.13)	$(0.25)	$0.03	$(0.07)
Basic net income/loss per share – discontinued operations	$(0.10)	$(0.20)	$0.00	$(0.04)
Basic net income/loss per share	$(0.23)	$(0.45)	$0.03	$(0.11)
Diluted net income/loss per share – continuing operations	$(0.12)	$(0.25)	$0.03	$(0.07)
Diluted net income/loss per share – discontinued operations	$(0.10)	$(0.20)	$0.00	$(0.04)
Diluted net income/loss per share	$(0.22)	$(0.45)	$0.03	$(0.11)
Weighted average number of shares used in computing basic net income/loss per share	15,308,724	13,922,270	15,336,947	14,216,701
Weighted average number of shares used in computing diluted net income/loss per share	15,911,464	13,922,270	15,939,687	14,216,701

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

Index

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from discontinued operations	$(1,506,353)	$(2,837,061)
Loss from continuing operations	(1,956,661)	(3,403,365)
Adjustments required to reconcile net profit (loss) to net cash (used in) provided by operating activities:
Depreciation	832,831	817,639
Amortization of intangible assets and capitalized software	893,743	1,432,507
Amortization of debt discount	–	39,351
Compensation related to shares issued to employees, consultants and directors	171,001	245,372
Adjustment to value of warrants and imbedded features on the senior convertible notes	–	(161,339)
Deferred tax provision	448,875	366,143
Changes in operating assets and liabilities:
Severance pay, net	156,361	(24,074)
Trade receivables	1,871,336	4,389,601
Other accounts receivable and prepaid expenses	114,167	(275,674)
Inventories	(1,405,686)	(2,102,933)
Unbilled receivables	(7,682,355)	(1,466,643)
Deferred revenues	327,341	434,790
Trade payables	2,441,907	4,216,757
Accounts payable and accrued expenses	(468,111)	(2,322,975)
Discontinued operations	(156,434)	58,424
Net cash provided by (used in) operating activities	(5,918,038)	(593,480)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(510,969)	(2,434,315)
Additions to capitalized software development	(159,616)	(46,808)
Investment in marketable securities	–	399,449
Decrease (increase) in restricted collateral deposits	1,585,885	(6,950)
Discontinued operations	30,695	(72,319)
Net cash provided by (used in) investing activities	$945,995	$(2,160,943)

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

Index

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Nine months ended September 30,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	$(34,785)	$338,473
Changes in short term bank credit	3,869,006	(2,451,904)
Purchase of treasury stock	–	(113,297)
Discontinued operations	(384,344)	464,253
Net cash provided by (used in) financing activities	3,449,877	(1,762,475)
DECREASE IN CASH AND CASH EQUIVALENTS	(1,522,166)	(4,516,898)
CASH ACCRETION (EROSION) DUE TO EXCHANGE RATE DIFFERENCES	25,265	(37,084)
CASH ACCRETION (EROSION) DUE TO EXCHANGE RATE DIFFERENCES – DISCONTINUED OPERATIONS	–	67,188
NET CHANGE IN CASH AND EQUIVALENTS – DISCONTINUED OPERATIONS	(69,522)	240,226
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	2,324,163	5,800,485
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$757,740	$1,553,917
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Interest paid during the period	$229,631	$127,663
Taxes paid on income during the period	$40,372	$160,847

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:                      BASIS OF PRESENTATION

a.           Company:

Arotech Corporation (“Arotech”) and its wholly-owned subsidiaries (the “Company”) provide defense and security products for the military, law enforcement and homeland security markets, including advanced zinc-air and lithium batteries and chargers, and multimedia interactive simulators/trainers. The Company operates primarily through its wholly-owned subsidiaries FAAC Incorporated (“FAAC”), based in Ann Arbor, Michigan with locations in Royal Oak, Michigan and Orlando, Florida; Electric Fuel Battery Corporation (“EFB”), based in Auburn, Alabama; and Epsilor-Electric Fuel Ltd. (“Epsilor-EFL”), based in Dimona, Israel with a location in Beit Shemesh, Israel. IES Interactive Training (“IES”) and Realtime Technologies (“RTI”) were merged with FAAC to create Arotech’s Training and Simulation Division. Pursuant to management discussions in the fourth quarter of 2011, the Company’s Armor Division, consisting of M.D.T. Protective Industries, Ltd. (“MDT”), based in Lod, Israel, and MDT Armor Corporation (“MDT Armor”), based in Auburn, Alabama, along with the trade name of Armour of America Incorporated (“AoA”), are reflected as discontinued operations for all periods presented. On June 20, 2012, the Company signed a definitive agreement with an Israeli public company, Shladot Ltd. (“Shladot”), and a wholly-owned U.S. subsidiary of Shladot, pursuant to which Shladot purchased certain of the assets, subject to certain of the liabilities, of the discontinued Armor Division, for a total cash purchase price of $50,000. The assets consisted principally of inventory, intellectual property and contracts. Closing of the transaction took place simultaneously with the signing of the agreement.

b.           Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at September 30, 2012, its operating results for the nine and three-month periods ended September 30, 2012 and 2011, and its cash flows for the nine month period ended September 30, 2012 and 2011.

The results of operations for the nine and three months ended September 30, 2012 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2012.

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

c.           Accounting for stock-based compensation:

For the nine months ended September 30, 2012 and 2011 the compensation expense recorded related to restricted stock units and restricted shares was $171,001 and $245,372, respectively. The remaining total compensation cost related to share awards not yet recognized in the income statement as of September 30, 2012 was $176,377 all of which was for restricted stock units and restricted shares that vest on longevity rather than performance. The weighted average period over which this compensation cost is expected to be recognized is approximately one and one-half years. Income tax expense was not impacted since the Company is in a net operating loss position. There were no new stock options issued in the first nine months of 2012 and no stock options were exercised in the first nine months of 2012.

d.           Reclassification:

Certain comparative data in these financial statements may have been reclassified to conform to the current year’s presentation.

e.           Anti-dilutive shares for EPS calculation

All outstanding stock options, non-vested restricted stock, and non-vested restricted stock units have been excluded from the calculation of the basic/diluted net loss per common share for 2011 because all such securities are anti-dilutive. The Company has excluded any contingent restricted stock from the calculation of the basic net income (loss) per common share for 2012. The total number of shares related to the contingent restricted stock excluded from the calculations of basic net income (loss) per share for the three and nine-month periods ended September 30, 2012 and 2011 were 602,740.

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

ASSETS AND LIABILITIES – DISCONTINUED	September 30, 2012	December 31, 2011
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$144,466	$74,945
Restricted collateral deposits	162,793	193,488
Trade receivables	408,284	2,131,599
Other accounts receivable and prepaid expenses	53,416	133,149
Inventories	447,687	3,499,444
Total current assets	1,216,646	6,032,625
LONG TERM ASSETS:
Severance pay fund	–	683,883
Total long term assets	–	683,883
Total assets	$1,216,646	$6,716,508
LIABILITIES
CURRENT LIABILITIES:
Trade payables	$318,032	$4,165,367
Other accounts payable and accrued expenses	592,213	2,250,584
Current portion of long term debt	58,605	401,600
Deferred revenues	300,000	489,416
Total current liabilities	1,268,850	7,306,967
LONG TERM LIABILITIES
Long term debt	922,464	963,814
Total long-term liabilities	922,464	963,814
Total liabilities	$2,191,314	$8,270,781

REVENUE AND EXPENSES – DISCONTINUED	Nine months ended September 30,
	2012	2011
Revenues	$6,423,731	$9,640,396

Cost of revenues, exclusive of amortization of intangibles	6,028,582	9,364,521
Research and development expenses	14,379	445,132
Selling and marketing expenses	315,284	614,949
General and administrative expenses	1,507,392	1,782,042
Total operating costs and expenses	7,865,637	12,206,644

Operating loss	(1,441,906)	(2,566,248)

Other (income) expense	84,195	(23,982)
Financial income (expense), net	(148,642)	(246,831)
Total other (income) expense	(64,447)	(270,813)
Net loss	$(1,506,353)	$(2,837,061)

Index

NOTE 2:                      INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method or the FIFO method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. Inventory write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and for market prices lower than cost. Inventories in continuing business segments increased, from December 31, 2011, $662,000 in the Training and Simulation Division and $743,000 in the Battery Division for the products required to fulfill the current backlog. Inventories are composed of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)	(Unaudited)
Raw and packaging materials	$8,411,695	$7,688,821
Work in progress	747,908	1,025,030
Finished products	1,749,254	789,320
Total:	$10,908,857	$9,503,171

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

Index

b.           The following is information about reported segment revenues, income (losses) and total assets for the three and nine months ended September 30, 2012 and 2011:

	Training and Simulation Division	Battery and Power Systems Division	Corporate Expenses	Discontinued	Total Company
Three months ended September 30, 2012
Revenues from outside customers	$16,442,769	$4,992,294	$–	$–	$21,435,063
Depreciation, amortization and impairment expenses(1)	(278,206)	(282,069)	(11,590)	–	(571,865)
Direct expenses(2)	(14,415,654)	(4,675,749)	(1,025,316)	–	(20,116,719)
Segment net income (loss)	$1,748,909	$34,476	$(1,036,906)	$–	$746,479
Financial expense	(8,045)	(84,012)	(94,244)	–	(186,301)
Income tax income (expense)	60,032	–	(186,969)	–	(126,937)
Net income (loss) continuing operations	$1,800,896	$(49,536)	$(1,318,119)	$–	$433,241
Net income discontinued operations	–	–	–	64,848	64,848
Net income (loss)	$1,800,896	$(49,536)	$(1,318,119)	$64,848	$498,089
Three months ended September 30, 2011
Revenues from outside customers	$16,682,517	$4,455,415	$–	$–	$21,137,932
Depreciation, amortization and impairment expenses(1)	(464,374)	(280,638)	(14,142)	–	(759,154)
Direct expenses(2)	(15,459,953)	(4,258,413)	(1,484,375)	–	(21,202,741)
Segment net income (loss)	$758,190	$(83,636)	$(1,498,517)	$–	$(823,963)
Financial income (expense)	(27,504)	(324,830)	199,566	–	(152,768)
Income tax income (expense)	137,409	–	(137,498)	–	(89)
Net income (loss) continuing operations	$868,095	$(408,466)	$(1,436,449)	$–	$(976,820)
Net loss discontinued operations	–	–	–	(549,022)	(549,022)
Net income (loss)	$868,095	$(408,466)	$(1,436,449)	$(549,026)	$(1,525,842)
Nine months ended September 30, 2012
Revenues from outside customers	$43,843,374	$14,072,527	$–	$–	$57,915,901
Depreciation, amortization and impairment expenses(1)	(844,575)	(843,912)	(38,087)	–	(1,726,574)
Direct expenses(2)	(39,592,292)	(13,550,634)	(3,913,670)	–	(57,056,596)
Segment net income (loss)	$3,406,507	$(322,019)	$(3,951,757)	$–	$(867,269)
Financial expense	(28,626)	(162,168)	(374,507)	–	(565,301)
Income tax expense	(37,872)	–	(486,219)	–	(524,091)
Net income (loss) continuing operations	$3,340,009	$(484,187)	$(4,812,483)	$–	$(1,956,661)
Net loss discontinued operations	–	–	–	(1,506,353)	(1,506,353)
Net income (loss)	$3,340,009	$(484,187)	$(4,812,483)	$(1,506,353)	$(3,463,014)
Segment assets(3)	$52,685,833	$24,597,352	$191,718	$1,216,646	$78,691,549
Additions to long-lived assets	$356,681	$313,904	$–	$–	$670,585
Nine months ended September 30, 2011
Revenues from outside customers	$31,393,117	$12,777,002	$–	$–	$44,170,119
Depreciation, amortization and impairment expenses(1)	(1,394,059)	(812,383)	(43,704)	–	(2,250,146)
Direct expenses(2)	(28,146,936)	(12,824,928)	(3,907,266)	–	(44,879,130)
Segment net income (loss)	$1,852,122	$(860,309)	$(3,950,970)	$–	$(2,959,157)
Financial income (expense)	(27,976)	(169,769)	34,872	–	(162,873)
Income tax income (expense)	81,165	–	(362,500)	–	(281,335)
Net income (loss) continuing operations	$1,905,311	$(1,030,078)	$(4,278,598)	$–	$(3,403,365)
Net loss discontinued operations	–	–	–	(2,837,061)	(2,837,061)
Net income (loss)	$1,905,311	$(1,030,078)	$(4,278,598)	$(2,837,061)	$(6,240,426)
Segment assets(3)	$46,133,387	$24,505,138	$(881,726)	$12,266,353	$82,023,152
Additions to long-lived assets	$1,786,535	$691,243	$3,345	$121,069	$2,602,192

(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.
(2)	Including, inter alia, sales and marketing, general and administrative.
(3)
Out of those amounts, goodwill in the Company’s Training and Simulation and Battery and Power Systems Divisions totaled $24,435,641 and $5,846,322, respectively, as of September 30, 2012 and $24,435,641 and $6,161,318, respectively, as of September 30, 2011.

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

NOTE 6:                      FAIR VALUE MEASUREMENT

The carrying value of short term assets and liabilities in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted collateral deposits, trade receivables, unbilled receivables, inventories, prepaid and other assets, trade payables, accrued expenses, deferred revenues and other liabilities as of September 30, 2012 and December 31, 2011, approximate fair value because of the short maturity of these instruments. The carrying amounts of long term debt approximates the estimated fair values at September 30, 2012, based upon the Company’s ability to acquire similar debt at similar maturities

NOTE 7:                      COMMON STOCK REPURCHASE PROGRAM

In February 2009, the Company’s Board of Directors authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of the Company’s common stock. Through September 30, 2012, the Company repurchased 638,611 shares for a total of $869,931. The repurchase program is subject to management’s discretion.

NOTE 8                      AFFILIATED PARTIES

The Company had an investment in an affiliated company, Concord Safety Solutions, Pvt. Ltd. (26% ownership), which was accounted for under the equity method of accounting. The associated loans and investment were written down to zero as of December 31, 2011 as part of the adjustments relating to the discontinuance of the Armor Division.

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
we manufacture and sell lithium and Zinc-Air batteries for defense and security products, Soldier Wearable Integrated Power Equipment System (SWIPES) and other military applications (our Battery and Power Systems Division).

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

The discontinuation and subsequent asset sale of the Armor Division resulted in a one-time, pre-tax charge during the fourth quarter of 2011 of approximately $3.9 million, reflecting an impairment of goodwill and intangibles ($1.8 million), an impairment of other long-lived assets ($1.5 million), a write-off of a joint venture investment ($269,000), and costs associated with change of control provisions and other non-statutory severance expenses ($302,000). Also, during the second quarter of 2012, we incurred additional expenses of $1.1 million related to the sale of Armor Division assets. Almost all of these charges are non-cash impacting items.

Overview of Results of Operations

Acquisitions

In the acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of definite-lived intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of definite-lived intangible assets in the amount of a fraction (based on the useful life of the definite-lived intangible assets) of the amount recorded as intangible assets. Such amortization charges continued during the first nine months of 2012. We are required to review long-lived intangible assets and goodwill for impairment at least annually or whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that the carrying amount of these assets has been impaired, we must record the impairment charge in our statement of operations.

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

Restricted Shares, Restricted Stock Units and Options

In accordance with FASB ASC 505-50, we incurred, for the nine months ended September 30, 2012 and 2011, compensation expense related to restricted stock units and restricted shares of approximately $171,000 and $245,000, respectively. Our directors received their annual restricted stock grants on April 3, 2012 in accordance with the terms of the directors’ stock compensation plan.

Overview of Operating Performance and Backlog for Continuing Operations

Overall, our loss from continuing operations before income tax expense for the nine months ended September 30, 2012 was $1.4 million on revenues of $57.9 million, compared to a loss of $3.1 million on revenues of $44.2 million during the nine months ended September 30, 2011. As of September 30, 2012, our overall backlog totaled $90.0 million compared to $89.1 million in the third quarter of 2011.

In our Training and Simulation Division, revenues increased from approximately $31.4 million in the first nine months of 2011 to $43.8 million in the first nine months of 2012. As of September 30, 2012, our backlog for our Training and Simulation Division totaled $78.5 million compared to $77.2 million in the third quarter of 2011.

In our Battery and Power Systems Division, revenues increased from approximately $12.8 million in the first nine months of 2011 to approximately $14.1 million in the first nine months of 2012. As of September 30, 2012, our backlog for our Battery and Power Systems Division totaled $11.5 million compared to $11.9 million in the third quarter of 2011.

The table below details the percentage of total recognized revenue by type of arrangement for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,
Type of Revenue	2012	2011
Sale of products	97.0%	92.8%
Maintenance and support agreements	2.8%	4.6%
Long term research and development contracts	0.2%	2.6%
Total	100.0%	100.0%

Common Stock Repurchase Program

In February of 2009, we authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of our common stock. Through September 30, 2012, we repurchased 638,611 shares for a total of $869,931. The repurchase program is subject to the discretion of our management.

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

Results of Operations

Three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Revenues. Revenues for the three months ended September 30, 2012 totaled $21.4 million, compared to $21.1 million in the comparable period in 2011, an increase of $297,000, or 1.4%. In the third quarter of 2012, revenues were $16.4 million for the Training and Simulation Division (compared to $16.7 million in the third quarter of 2011, a decrease of $240,000, or 1.4%,); and $5.0 million for the Battery and Power Systems Division (compared to $4.5 million in the third quarter of 2011, an increase of $537,000, or 12.1%, due primarily to increased sales of our SWIPES product in the U.S.).

Cost of revenues. Cost of revenues totaled $16.5 million during the third quarter of 2012, compared to $17.0 million in the third quarter of 2011, a decrease of $544,000, or 3.2%. Cost of revenues were $12.5 million for the Training and Simulation Division (compared to $13.2 million in the third quarter of 2011, a decrease of $760,000, or 5.7%, due primarily to an improvement in margins in the division); and $4.0 million for the Battery and Power Systems Division (compared to $3.8 million in the third quarter of 2011, an increase of $216,000, or 5.7%, due primarily to an increase in revenue).

Research and development expenses. Research and development expenses for the third quarter of 2012 were $610,000, compared to $436,000 during the third quarter of 2011, an increase of $174,000, or 40.0%, due primarily to increased spending in the Battery and Power Systems Division for continuing research on the SWIPES system, offset by a slight reduction of expenses in the Training and Simulation Division.

Selling and marketing expenses. Selling and marketing expenses for the third quarter of 2012 were $1.3 million, compared to $1.3 million in the third quarter of 2011, an increase of $3,000, or 0.3%.

General and administrative expenses. General and administrative expenses for the third quarter of 2012 were $2.1 million, compared to $2.8 million in the third quarter of 2011, a decrease of $716,000, or 25.8%, due primarily to a reduction of $270,000 in corporate consulting and legal expenses related to transactional activities along with a reduction of $159,000, in compensation and incentive accruals compared to 2011.  We have continued with our initiative to reduce general and administrative expense in all categories.

Index

Amortization of intangible assets. Amortization of intangible assets totaled $292,000 in the third quarter of 2012, compared to $478,000 in the third quarter of 2011, a decrease of $185,000, or 38.8%, due primarily to decreased charges for fully amortized capitalized software in our Training and Simulation Division.

Financial income (expense), net. Financial expense totaled $186,000 in the third quarter of 2012, compared to financial expense of $153,000 in the third quarter of 2011, an increase of $34,000, due primarily to exchange rate differences of $(258,000), offset by an increase in corporate bank charges of $55,000 and by $237,000 decrease in charges related to expenses recorded in 2011 for warrants.

Income taxes. We recorded $127,000 in tax expense in the third quarter of 2012, compared to a total of less than $1,000 in tax expense in the third quarter of 2011 due to a 2011 adjustment to the tax liability in Israel, an increase of $127,000, mainly concerning “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets). This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $150,000 and $137,000, respectively, in non-cash expenses in the third quarter of 2012 and 2011.

Net income. Due to the factors cited above, we went from a net loss of $977,000 in the third quarter of 2011 to a net income of $433,000 in the third quarter of 2012, an improvement of $1.4 million.

Discontinued operations. As noted above, we have discontinued our Armor Division, which generated net profit of $65,000 in the third quarter of 2012 due to adjustments of accruals relating to the closure of the Division.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Revenues. Revenues for the nine months ended September 30, 2012 totaled $57.9 million, compared to $44.2 million in the comparable period in 2011, an increase of $13.7 million, or 31.1%. In the first nine months of 2012, revenues were $43.8 million for the Training and Simulation Division (compared to $31.4 million in the first nine months of 2011, an increase of $12.5 million, or 39.7%, due primarily to a major new contract (VCTS)); and $14.1 million for the Battery and Power Systems Division (compared to $12.8 million in the first nine months of 2011, an increase of $1.3 million, or 10.1%, due primarily to increased sales in the U.S. of the SWIPES system).

Cost of revenues. Cost of revenues totaled $45.3 million during the first nine months of 2012, compared to $33.0 million in the first nine months of 2011, an increase of $12.3 million, or 37.1%, due primarily to increased revenue and the higher costs associated with the new VCTS contract. Cost of revenues were $33.6 million for the Training and Simulation Division (compared to $21.6 million in the first nine months of 2011, an increase of $12.0 million, or 55.6%, due primarily to an increase in revenue and the higher costs associated with the new VCTS contract); and $11.7 million for the Battery and Power Systems Division (compared to $11.4 million in the first nine months of 2011, an increase of $259,000, or 2.3%, due primarily to increased sales in the U.S. of the SWIPES system).

Research and development expenses. Research and development expenses for the first nine months of 2012 were $1.7 million, compared to $1.3 million during the first nine months of 2011, an increase of $366,000, or 28.4%, due primarily to increased spending in the Battery and Power Systems Division for continuing research on the SWIPES system, offset by a reduction of expenses in the Training and Simulation Division due to the capitalization of $160,000 in software development costs.

Selling and marketing expenses. Selling and marketing expenses for the first nine months of 2012 were $3.9 million, compared to $3.7 million in the first nine months of 2011, an increase of $214,000, or 5.9%, due primarily to an increase in the sales force and increases in the demonstration of new products to the military in the Battery and Power Systems Division.

General and administrative expenses. General and administrative expenses for the first nine months of 2012 were $7.1 million, compared to $7.7 million in the first nine months of 2011, a decrease of $679,000, or 8.8%, due primarily to reductions in corporate and division compensation of $541,000 and a $217,000 reduction in corporate compensation and incentive accruals compared to 2011.

Amortization of intangible assets. Amortization of intangible assets totaled $894,000 in the first nine months of 2012, compared to $1.4 million in the first nine months of 2011, a decrease of $539,000, or 37.6%, due primarily to decreased charges for fully amortized capitalized software in our Training and Simulation Division.

Index

Financial income (expense), net. Financial expense totaled $565,000 in the first nine months of 2012, compared to financial expense of $163,000 in the first nine months of 2011, an increase of $402,000, due primarily to an increase in corporate interest and bank charges of $275,000 along with a $139,000 decrease in credits recorded in 2011 for warrants.

Income taxes. We recorded $524,000 in tax expense in the first nine months of 2012, compared to $281,000 in tax expense in the first nine months of 2011, an increase of $243,000, or 86.3%, mainly concerning state and local taxes along with “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets). This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $449,000 and $363,000, respectively, in non-cash expenses in the first nine months of 2012 and 2011.

Net loss. Due to the factors cited above, we improved to a net loss of $2.0 million in the first nine months of 2012 from a net loss of $3.4 million in the first nine months of 2011.

Discontinued operations. As noted above, we have discontinued our Armor Division, which generated a net loss of $1.5 million in the first nine months of 2012. During the second quarter of 2012, we had incurred additional expenses of $1.1 million related to the sale of the Armor Division. Almost all of these charges are non-cash impacting items.

Liquidity and Capital Resources

As of September 30, 2012, we had $758,000 in cash and $94,000 in restricted collateral deposits, as compared to December 31, 2011, when we had $2.3 million in cash and $1.7 million in restricted collateral deposits. We also had $289,000 in unused bank lines of credit with our main bank as of September 30, 2012, under a $10.0 million credit facility under our FAAC subsidiary, which is secured by our assets and the assets of our other subsidiaries and guaranteed by us. There was $289,000 of available credit on this line as of September 30, 2012, based on our borrowing base calculations.

Effective April 30, 2012, we and FAAC entered into an agreement with a different primary bank that has provided us with a replacement $10.0 million credit facility under our FAAC subsidiary, which is secured by our assets and the assets of our other domestic subsidiaries and guaranteed by us and our other domestic subsidiaries, at a rate of LIBOR plus 375 basis points. This credit facility expires May 2013. The new credit agreement contains certain covenants, including minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), quarterly Maximum Increase in Net Advance to Affiliates of less than 90% of EBITDA and an annual Fixed Charge Coverage Ratio of not less than 1.1 to 1.0. For the nine months ended September 30, 2012, we met all required current covenants.

We used available funds in the nine months ended September 30, 2012 primarily for working capital and investment in fixed assets. We purchased approximately $511,000 of fixed assets during the nine months ended September 30, 2012. Our net fixed assets amounted to $4.3 million at quarter end.

Net cash used in operating activities for the nine months ended September 30, 2012 and 2011 was $5.9 million and $593,000, respectively, a net change in usage of $5.3 million. This increase in cash used was due primarily to the increased working capital funding requirements for our major projects at both the Simulation and Training Division (VCTS) and Battery and Power Systems Division (SWIPES). The timing of cash inflows and outflows has impacted our Company due to the substantial purchases of products to fulfill these contracts.

Net cash (used in)/provided by investing activities for the nine months ended September 30, 2012 and 2011 was $946,000 and $(2.2) million, a net change of $3.1 million. This difference was due primarily to the release of $1.6 million in restricted funds due to the completion of a significant contract by the Training and Simulation Division along with a reduction in property and equipment purchases.

Net cash (used in)/provided by financing activities for the nine months ended September 30, 2012 and 2011 was $3.4 million and $(1.8) million, respectively, a change of $5.2 million. The decrease in 2012 of cash used in financing activities was due primarily to changes in short term borrowing under our primary line of credit to support the timing differences associated with our major projects at the Training and Simulation Division and the Battery and Power Systems Division.

As of September 30, 2012, we had approximately $10.5 million in short-term bank debt and $1.1 million in long-term debt outstanding. This is in comparison to $6.6 million in short-term bank debt and $1.1 million in long-term debt outstanding as of December 31, 2011. Additionally, there is approximately $981,000 in long-term debt outstanding in the discontinued Armor Division for the mortgage on the building that was retained by Arotech.

Subject to all of the reservations regarding “forward-looking statements” set forth above, we believe that our present cash position, bolstered by the collection of current receivables from operations and lines of credit should be sufficient to satisfy our current estimated cash requirements through the remainder of the year. To increase our ongoing cash availability, we are meeting with our bank to discuss a credit line increase to accommodate our working capital needs through 2013 along with an extension of our credit line into 2014.

Index

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

A decline in the U.S. Government defense budget, changes in budgetary priorities or timing of contract awards may adversely affect our future revenues and limit our growth prospects.

Revenues under contracts with the U.S. Department of Defense (“DoD”), either as a prime contractor or subcontractor to other contractors, represent a substantial portion of our total revenues. Our operating results could be adversely affected by spending caps or changes in the budgetary priorities of the U.S. Government or the DoD, as well as delays in program starts or the award of contracts or task orders under contracts.

In August 2011, Congress enacted the Budget Control Act of 2011 (the Budget Control Act) which, while raising the existing statutory limit on the amount of permissible federal debt, also committed the U.S. government to significantly reducing the federal deficit over ten years. The Budget Control Act established caps on discretionary spending through 2021, reducing federal spending by approximately $940 billion relative to the fiscal year 2012 Presidential Budget submission. It also established a Joint Committee of Congress (the Joint Committee) that was responsible for identifying an additional $1.2 to $1.5 trillion in deficit reductions by November 23, 2011. The Joint Committee was unable to identify the additional deficit reductions by this deadline thereby triggering a second provision of the Budget Control Act called “sequestration,” which calls for very substantial automatic spending cuts split between defense and non-defense programs scheduled to start in 2013 and continue over a nine-year period. While members of Congress are discussing various options to prevent or defer sequestration and the automatic spending cuts scheduled to begin in January 2013, we cannot predict whether any such efforts will succeed.

The impact of the Budget Control Act remains uncertain and our business and industry could be materially adversely affected. We are unable to predict the impact that either identified or automatic cuts would have on funding for our individual programs. A significant decline in overall U.S. Government spending, including in the areas of national security, intelligence and homeland security, a significant shift in its spending priorities, the substantial reduction or elimination of particular defense-related programs or significant delays in contract or task order awards for large programs could adversely affect our future revenues and limit our growth prospects.

Index

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

Dated:           November 14, 2012

AROTECH CORPORATION

By:	/s/ Robert S. Ehrlich
	Name:	Robert S. Ehrlich
	Title:	Chairman and CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Vice President – Finance and CFO
(Principal Financial Officer)

Index