Form 10-K
period 2012-12-31
AROTECH CORP
filed 2013-04-01
CIK 916529

t
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED   DECEMBER 31, 2012   .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐     No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 29, 2012 was approximately $13,134,959 (based on the last sale price of such stock on such date as reported by The Nasdaq Global Market and assuming, for the purpose of this calculation only, that all of the registrant’s directors and executive officers are affiliates).

 (Applicable only to corporate registrants)  Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 16,174,187 as of 3/31/2013

Documents incorporated by reference: None

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

➢
We manufacture and sell lithium and Zinc-Air batteries for defense and security products, including our Soldier Wearable Integrated Power Equipment System (SWIPES)™ power hubs, and other military applications through our Battery and Power Systems Division:

•
We develop and sell rechargeable and primary lithium batteries and smart chargers to the military and to private defense industry in the Middle East, Europe and Asia under our Epsilor nameplate (“Epsilor”), through our subsidiary Epsilor-Electric Fuel, Ltd. (“Epsilor-EFL”), at Epsilor-EFL’s facilities located in Dimona, Israel (in Israel’s Negev desert area);

•
We develop, manufacture and market primary Zinc-Air batteries, rechargeable batteries and battery chargers for the military, focusing on applications that demand high energy and light weight, as well as our Soldier Wearable Integrated Power Equipment System (SWIPES)™ power hub product, through our subsidiary Electric Fuel Battery Corporation, located in Auburn, Alabama (“EFB”); and

•
We produce water-activated lifejacket lights for commercial aviation and marine applications under our Electric Fuel nameplate (“EFL”), at Epsilor-EFL’s facilities located in Beit Shemesh, Israel (between Jerusalem and Tel-Aviv).

Background

We were incorporated in Delaware in 1990 under the name “Electric Fuel Corporation,” and we changed our name to “Arotech Corporation” on September 17, 2003. Unless the context requires otherwise, all references to us refer collectively to Arotech Corporation and Arotech’s wholly-owned Israeli subsidiary Epsilor-EFL; and Arotech’s wholly-owned United States subsidiaries, EFB and FAAC. Additionally, we operate under the trade names of IES Interactive Training (“IES”), Realtime Technologies (“RTI”) and Electric Fuel Limited (“EFL). Unless otherwise indicated, all reported figures include only these operations and exclude the discontinued Armor segment.

Between 2002 and December 2011, we were also engaged in utilizing advanced engineering concepts to manufacture military and paramilitary armored vehicles, and employing sophisticated lightweight materials to produce aviation armor, through our Armor Division. In December 2011, our Board of Directors approved management’s plan to sell our Armor Division in order to focus on the more profitable and growth-oriented aspects of our business. We completed the sale of our Armor Division in June 2012.

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

The offices and facilities of Epsilor-EFL are located in Israel (in Beit Shemesh and Dimona, both of which are within Israel’s pre-1967 borders). Most of the members of our senior management work extensively out of Epsilor-EFL’s facilities in Beit Shemesh; our financial operations are conducted primarily from our principal executive offices in Ann Arbor. FAAC’s home offices and facilities are located in Ann Arbor, Michigan, Royal Oak, Michigan and Orlando, Florida. The facilities of EFB are located in Auburn, Alabama.

Training and Simulation Division

We develop, manufacture and market advanced high-tech multimedia and interactive digital solutions for use-of-force training and driver training of military, law enforcement, security and other personnel through our Training and Simulation Division, the larger of our two divisions. During 2012 and 2011, revenues from our Training and Simulation Division were approximately $59.3 million and $42.9 million, respectively.

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

Our Vehicle Simulation group focuses on the development and delivery of complete driving simulations for a wide range of vehicle types – such as trucks, automobiles, subway trains, buses, fire trucks, police cars, ambulances, airport ground vehicles, and military vehicles. In 2012, our Vehicle Simulations group accounted for approximately 8.8% of our Training and Simulation Division’s revenues.

We believe that we have held a dominant market share in U.S. military wheeled vehicle operator driver training simulators since 1999 and that we are currently one of three significant participants in the U.S. municipal wheeled vehicle simulators market.

In January 2008, we added Realtime Technologies Incorporated to our Vehicle Simulation group. RTI specializes in multi-body vehicle dynamics modeling and graphical simulation solutions. RTI offers simulation software applications, consulting services, and custom software and hardware development services primarily for use by the automobile industry and universities engaged in the study of vehicle performance or operator/vehicle interactions. We merged RTI into FAAC in January 2010.

Military Operations

In the area of Military Operations, we believe we are a premier developer of validated, high fidelity analytical models and simulations of tactical air and land warfare systems for all branches of the Department of Defense and its related industrial contractors. Our simulations are found in systems ranging from instrumented air combat and maneuver training ranges (such as Top Gun), full task training devices such as the F-18 Weapon Tactics Trainer, and in the on-board computer of many fighter jet aircraft. We supply on-board software to support weapon launch decisions for the F-15, F-16, F-18, F-22 and Joint Strike Fighter (JSF) fighter aircraft. Additionally, FAAC is a prime contractor in respect of the U.S. Army’s Virtual Clearance Training Suite (VCTS) program. In 2012, our Military Operations group (including VCTS) accounted for 78.0% of our Training and Simulation Division’s revenues. Our VCTS project accounted for 56.0 % of our Training and Simulation Division’s revenues.

Use-of-Force

We are a leading provider of interactive, multimedia, fully digital training simulators for law enforcement, security, military and similar applications. With a large customer base spread over twenty countries around the world, we are a leader in the supply of simulation training products to law enforcement, governmental, and commercial clients. We conduct our interactive training activities and market our interactive training products, such as the MILO (Multiple Interactive Learning/training Objectives) System, the A2Z Classroom Trainer (a state-of-the-art Computer Based Training (CBT) system that allows students to interact with realistic interactive scenarios projected life-size in the classroom), and the Range FDU (firearm diagnostics unit), using our IES Interactive Training nameplate. In 2012, our Use of Force group accounted for 9.8% of our Training and Simulation Division’s revenues.

Warranty

We typically offer a one to two year warranty for most of our products. Additionally, we sell extended warranties to our existing customers.  In 2012, warranty revenue accounted for 3.4% of our Training and Simulation Division’s revenues.

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

Battery and Power Systems Division

We manufacture and sell Lithium and Zinc-Air batteries for defense and security products and other military applications through our Battery and Power Systems Division. During 2012 and 2011, revenues from our Battery and Power Systems Division were approximately $20.8 million and $19.3 million, respectively.

Lithium Batteries and Charging Systems for the Military

Introduction

We sell lithium batteries and charging systems, including the SWIPES™ power hubs we produce for the Army’s Soldier Warrior program, to the military through our subsidiaries Epsilor-EFL and EFB.

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

Our Soldier Wearable Integrated Power Equipment System, or SWIPES™, power hub utilizes the MOLLE vest and integrates force protection electronics and communications equipment with an advanced battery. The system utilizes a modular power distribution system that is powered by BA-8180/U, BA-8140/U Zinc-air batteries or the LI-145, BB2590 rechargeable batteries for direct power of equipment, allowing for extended mission times without the burden of power source swaps or charging due to their high energy density, and reducing battery weight soldiers carry by up to 30%. The batteries continuously charge the secondary batteries inside various devices, such as two way radios, GPS units and shot detection systems. The SWIPES™ product allows for individual tailoring by the warfighter and is designed to accept new applications as they become available. The SWIPES™ power hub was recognized by the U.S Army Research, Development and Engineering Command as one of the U.S. Army’s ten greatest inventions of 2010.

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

Manufacturing

Our battery production lines for military batteries and chargers have been ISO-9001 certified since 1994. We believe that Epsilor-EFL’s 23,000 square foot facility in Dimona, Israel has the necessary capabilities and operations to support our production cycle.

Zinc-Air Batteries and Chargers for the Military

Introduction

We base our strategy in the field of Zinc-Air military batteries on the development and commercialization of our Zinc-Air battery technology, as applied in the batteries we produce for the U.S. Army’s Communications and Electronics Command (CECOM), through our subsidiary EFB. We will continue to seek new applications for our technology in defense projects, wherever synergistic technology and business benefits may exist. We intend to continue to develop our battery products for defense agencies, and plan to sell our products either directly to such agencies or through prime contractors. We will also look to extend our reach to military markets outside the United States.

Our batteries have been used in both Afghanistan (Operation Enduring Freedom) and in Iraq (Operation Iraqi Freedom). Our BA-8180/U Zinc-Air battery was recognized by the U.S Army Research, Development and Engineering Command as one of the U.S. Army’s ten greatest inventions of 2003.

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

Customers

The principal customers for our Zinc-Air batteries during 2012 were the U.S. Army’s Communications-Electronics Command (CECOM) and the Defense Logistics Agency (DLA). In addition, we continue to further penetrate Special Forces and other specific U.S. military units with direct sales.

Competition

The BA-8180/U is the only Zinc-Air battery to hold a U.S. Army battery designation and an NSN. It does, however, compete with other primary (disposable) batteries, and primarily lithium based batteries. In some cases it will also compete with rechargeable batteries.

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

Backlog

We generally sell our products under standard purchase orders. Orders constituting our backlog are subject to changes in delivery schedules and are typically cancelable by our customers until a specified time prior to the scheduled delivery date. Accordingly, our backlog is not necessarily an accurate indication of future sales. As of December 31, 2012 and 2011, our backlog for the following year was approximately $87.7 million and $81.9 million, respectively, divided between our divisions as follows:

Division	2012	2011
Training and Simulation Division	$72,404,000	$71,732,000
Battery and Power Systems Division	15,293,000	10,196,000
TOTAL:	$87,697,000	$81,928,000

Major Customers

During 2012 and 2011, including both of our divisions, various branches of the United States military accounted for approximately 54% and 46% of our revenues. See “Item 1A. Risk Factors – Risks Related to Government Contracts,” below.

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

Research and Development

During the years ended December 31, 2012 and 2011, our gross research and product development expenditures were approximately $2.0 million and $1.4 million, respectively.

Employees

As of December 31, 2012, we had approximately 340 full-time employees worldwide. Our success will depend in large part on our ability to attract and retain skilled and experienced employees.

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

We were incorporated in 1990 and began our operations in 1991. We have funded our operations principally from funds raised in the initial public offering of our common stock in February 1994; subsequent public and private offerings of our common stock and equity and debt securities convertible or exercisable into shares of our common stock; research contracts and supply contracts; funds received under research and development grants from the Government of Israel; and sales of products that we and our subsidiaries manufacture. We have incurred significant net losses since our inception. Additionally, as of December 31, 2012, we had an accumulated deficit (including discontinued operations) of approximately $185.4 million. In an effort to reduce operating expenses and maximize available resources, we have consolidated certain of our subsidiaries, shifted personnel and reassigned responsibilities. We have also taken a variety of other measures to limit spending and will continue to assess our internal processes to seek additional cost-structure improvements. Although we believe that such steps will help to reduce our operating expenses and maximize our available resources, there can be no assurance that we will ever be able to achieve or maintain profitability consistently or that our business will continue to exist.

We need significant amounts of capital to operate and grow our business and to pay our debt.

We require substantial funds to operate our business, including marketing our products and developing and marketing new products and to pay our outstanding debt as it comes due. To the extent that we are unable to fully fund our operations, including repaying our outstanding debt, through profitable sales of our products and services, we will need to seek additional funding, including through the issuance of equity or debt securities. In addition, based on our internal forecasts, the assumptions described under “Liquidity and Capital Resources” below, and subject to the other risk factors described herein, we believe that our present cash position and anticipated cash flows from operations and lines of credit along with a lending commitment from a new lender should be sufficient to satisfy our current estimated cash requirements for 2013. However, in the event our internal forecasts and other assumptions regarding our liquidity prove to be incorrect, we may need to seek additional funding. There can be no assurance that we will obtain any such additional financing in a timely manner, on acceptable terms, or at all. If additional funds are raised by issuing equity securities or convertible debt securities, stockholders may incur further dilution. If we incur additional indebtedness, we may be subject to affirmative and negative covenants that may restrict our ability to operate or finance our business. If additional funding is not secured, we will have to modify, reduce, defer or eliminate parts of our present and anticipated future commitments and/or programs.

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

Our bank and other indebtedness (short and long term) totaled approximately $11.5 million as of December 31, 2012 (not including trade payables, other account payables, seller-financed mortgages, capital leases, and accrued severance pay), of which $9.8 million was bank working capital lines of credit. In addition, we may incur additional indebtedness in the future. Accordingly, we are subject to the risks associated with significant indebtedness, including:

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

A failure to comply with the obligations contained in the agreements governing our indebtedness could result in an event of default under such agreements which could result in an acceleration of debt under other instruments evidencing indebtedness that contain cross-acceleration or cross-default provisions. If our indebtedness were to be accelerated, there can be no assurance that our future cash flow or assets would be sufficient to repay in full such indebtedness. In February 2013, our primary bank increased our credit line by 50%, from $10.0 million to $15.0 million, and the expiration of the credit line was extended to May 31, 2015. The new credit agreement also contains certain covenants for 2013, which are measured on a rolling twelve-month basis, limiting the Maximum Increase in Net Advance to Affiliates to less than 90% of EBITDA and meeting a Fixed Charge Coverage Ratio of not less than 1.1 to 1.0.

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

As of December 31, 2012, we had recorded goodwill of $30.6 million and any future impairment of goodwill or other intangible assets may have a significant impact on earnings. Goodwill is not amortized, but is tested for impairment at the reporting unit level. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the measurement and recognition of goodwill impairment. These risks include, but are not limited to, adverse changes in legal factors or the business climate, an adverse action or assessment by a regulator, a more-likely-than-not expectation that all or a significant portion of a reporting unit may be disposed of, a sustained decline in our market capitalization, significant negative variances between actual and expected financial results, and lowered expectations of future financial results.

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

We are subject to the Dodd-Frank Wall Street Reform and Consumer Protection Act disclosure requirements regarding the use of “conflict minerals”

Beginning in 2014, the Dodd-Frank Wall Street Reform and Consumer Protection Act will impose new disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries in products, whether or not these products are manufactured by third parties. The definition of “conflict minerals” includes tin, tantalum, tungsten and gold, and their derivatives, some of which we use in the activities of our Battery Division. These new requirements could affect the pricing, sourcing and availability of minerals used in the manufacture of our products. There will be additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products. We may also encounter challenges with our customers and stockholders if we are unable to certify that our products are conflict free.

Our fields of business are highly competitive.

The competition to develop defense and security products and to obtain funding for the development of these products is, and is expected to remain, intense.

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

We are highly dependent on the president of our FAAC subsidiary and the general managers of our Epsilor-EFL subsidiary and the loss of the services of either or both of these persons could adversely affect us. We are especially dependent on the services of our Chairman and Chief Executive Officer, Robert S. Ehrlich, and our President, Steven Esses. The loss of either Mr. Ehrlich or Mr. Esses could have a material adverse effect on us. We are party to employment agreements with Mr. Ehrlich and Mr. Esses, both which agreements expire at the end of 2013. We do not have key-man life insurance on either Mr. Ehrlich or Mr. Esses.

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

A significant portion of our sales are made to customers located outside the U.S., primarily in Europe and Asia. In 2012 and 2011, 20.4% and 26.7%, respectively, of our revenues, were derived from sales to customers located outside the U.S. We expect that our international customers will continue to account for a substantial portion of our revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, foreign taxes, longer payment cycles and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect our sales to international customers. See also “Israel-Related Risks,” below.

Risks Related to Government Contracts

A significant portion of our business is dependent on government contracts and reduction or reallocation of defense or law enforcement spending could reduce our revenues.

Many of our Training and Simulation Division’s customers to date have been in the public sector of the U.S., including the federal, state and local governments, and in the public sectors of a number of other countries. Additionally, the majority of EFB’s sales to date of battery products for the military and defense sectors have been in the public sector in the United States. A significant decrease in the overall level or allocation of defense or law enforcement spending in the U.S. or other countries could reduce our revenues and have a material adverse effect on our future results of operations and financial condition.

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

In August 2011, Congress enacted the Budget Control Act of 2011 (the “Budget Control Act”) which, while raising the existing statutory limit on the amount of permissible federal debt, also committed the U.S. government to significantly reducing the federal deficit over ten years. The Budget Control Act established caps on discretionary spending through 2021, reducing federal spending by approximately $940 billion relative to the fiscal year 2012 Presidential Budget submission. It also established a Joint Committee of Congress (the “Joint Committee”) that was responsible for identifying an additional $1.2 to $1.5 trillion in deficit reductions by November 23, 2011. The Joint Committee was unable to identify the additional deficit reductions by this deadline thereby triggering a second provision of the Budget Control Act called “sequestration,” which calls for very substantial automatic spending cuts split between defense and non-defense programs originally scheduled to start in January 2013 and continue over a nine-year period. While the sequestration that was scheduled to begin in January 2013 has been deferred until March 2013, and members of Congress are discussing various options to prevent or further defer sequestration and the automatic spending cuts scheduled to begin in March 2013, we cannot predict whether any such efforts will succeed.

While the impact of sequestration is yet to be determined, automatic across-the-board cuts would approximately double the $487 billion top-line reduction already reflected in the defense funding over a ten-year period, with a $52 billion reduction occurring in the government’s fiscal year 2013. The resulting automatic across-the-board budget cuts in sequestration could have significant consequences to our business and industry. While it is unclear whether sequestration will occur and what the exact impact of it would be, we are continuously reviewing our operations in an attempt to identify those programs that could be at risk so that we can make appropriate contingency plans. These or other factors could result in a significant decline in, or redirection of, current and future budgets and could adversely affect our operating performance, including the possible loss of revenue and reduction in our operating cash flow.

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

Some of our contracts are fixed-price contracts under which we bear the risk of any cost overruns. Our profits are adversely affected if our costs under these contracts exceed the assumptions that we used in bidding for the contract. Often, we are required to fix the price for a contract before we finalize the project specifications, which increases the risk that we will misprice these contracts. The complexity of many of our engagements makes accurately estimating our time and resources more difficult. In the event we fail to estimate our time and resources accurately, our expenses will increase and our profitability, if any, under such contracts will decrease.

If we are unable to retain our contracts with the U.S. government and subcontracts under U.S. government prime contracts in the competitive rebidding process, our revenues may suffer.

Upon expiration of a U.S. government contract or subcontract under a U.S. government prime contract, if the government customer requires further services of the type provided in the contract, there is frequently a competitive rebidding process. We cannot guarantee that we, or if we are a subcontractor that the prime contractor, will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract. Further, all U.S. government contracts are subject to protest by competitors. The termination or nonrenewal of several of our significant contracts could result in considerable revenue shortfalls.

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

Israel withdrew unilaterally from the Gaza Strip and certain areas in northern Samaria in 2005. Thereafter Hamas, an Islamist terrorist group responsible for many attacks, including missile strikes against Israeli civilian targets, won the majority of the seats in the Parliament of the Palestinian Authority in January 2006 and took control of the entire Gaza Strip, by force, in June 2007. Since then, Hamas and other Palestinian movements have launched thousands of missiles from the Gaza strip into civilian targets in southern Israel. In late 2008, a sharp increase in rocket fire from Gaza on Israel’s western Negev region, extending as far as 25 miles into Israeli territory and disrupting most day-to-day civilian activity in the proximity of the border with the Gaza Strip, prompted the Israeli government to launch military operations against Hamas that lasted approximately three weeks. Israel declared a unilateral ceasefire in January 2009, which substantially diminished the frequency of, but did not eliminate, Hamas rocket attacks against Israeli cities. In November 2012, following an increase in rocket attacks and hostile activity originating from the Gaza Strip, the Israeli government launched an air attack on Hamas. Rockets were fired into Israel extending as far as Tel Aviv and Jerusalem. After seven days, a ceasefire was agreed to by Israel and Hamas. Since then, rocket attacks have been significantly reduced, but not totally stopped. There can be no assurance that this period of relative calm will continue, especially in light of continuing rhetoric between Iran and Israel.

Our Israeli production facilities in the cities of Beit Shemesh and Dimona, are located approximately 27 miles and 38 miles, respectively, from the nearest point of the border with the Gaza Strip. There can be no assurance that Hamas will not begin to use on a more frequent basis longer-range missiles capable of reaching our facilities, which could result in a significant disruption of the Israel-based portion of our business. Additionally, recent political events, including political uprisings, social unrest and regime change, in various countries in the Middle East and North Africa have weakened the stability of those countries, which could result in extremists coming to power, including in countries with which Israel has signed peace treaties that may not be respected by extremists. In addition, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons.  Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza and Hezbollah in Lebanon. This situation may potentially escalate in the future to violent events which may affect Israel and us. Any major hostilities involving Israel, including as a result of the military conflicts between the Fatah and Hamas in Gaza Strip, Judea and Samaria, or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our business, operating results and financial condition.

In addition to the foregoing, since the end of 2010, numerous acts of protest and civil unrest have taken place in several countries in the Middle East and North Africa, many of which involved significant violence. The civil unrest in Egypt, which borders Israel, resulted in significant changes to the country’s government. In Syria, also bordering Israel, large and violent protests against the government are taking place. The ultimate effect of these developments on the political and security situation in the Middle East and on Israel’s position within the region is not clear at this time.

Service of process and enforcement of civil liabilities on us and our officers may be difficult to obtain.

We are organized under the laws of the State of Delaware and will be subject to service of process in the United States. However, approximately 26.9% of our assets are located outside the United States. In addition, two of our directors and some of our executive officers are residents of Israel and a portion of the assets of such directors and executive officers are located outside the United States.

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

Although a substantial majority of our revenues and a substantial portion of our expenses are denominated in U.S. dollars, a portion of our costs, including personnel and facilities-related expenses, is incurred in New Israeli Shekels (NIS). Inflation in Israel will have the effect of increasing the dollar cost of our operations in Israel, unless it is offset on a timely basis by a devaluation of the NIS relative to the dollar. In 2012, the inflation-adjusted NIS appreciated against the dollar.

ITEM 1B.                  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                     PROPERTIES

Our primary executive offices are located in FAAC’s offices, consisting of approximately 17,300 square feet of office and warehouse space in Ann Arbor, Michigan, pursuant to a lease expiring in July 2018. FAAC has also leased 17,200 square feet of office and warehouse space adjacent to our main offices pursuant to a lease beginning in June 2006 and expiring in July 2017. Additionally, pursuant to a lease expiring in October 2014, FAAC is leasing approximately 10,000 square feet of office and lab space in Orlando, Florida. FAAC also leases approximately 6,900 square feet in Royal Oak, Michigan pursuant to a lease terminating in April 2014.

In August 2011, FAAC purchased 40,000 square feet of office and warehouse space in Ann Arbor, Michigan, approximately three miles from its current location, where it began to consolidate certain of its operations beginning in 2011. Subsequently, in December 2012, FAAC leased 7,000 square feet of surplus space of the purchased building to a non-profit organization as office space for a term of 10 years with an option to terminate the lease at any time after May 2018 with a one year prior notice given at any time after May 2017.

EFB operates out of our leased Auburn, Alabama facilities, constituting approximately 30,000 square feet, which is leased from the City of Auburn through January, 2014.

Our management and administrative facilities and research, development and production facilities for the manufacture and assembly of our Survivor Locator Lights, constituting approximately 21,000 square feet, are located in Beit Shemesh, Israel, located between Jerusalem and Tel-Aviv (within Israel’s pre-1967 borders). The lease for these facilities in Israel expires on December 31, 2017; we have the ability to terminate the lease upon three months’ written notice at the end of November 2013. Most of the members of our senior management, including our Chief Executive Officer and our President, work extensively out of our Beit Shemesh facility. Our Chief Financial Officer works out of our Ann Arbor, Michigan facility.

Our Epsilor-EFL subsidiary rents approximately 23,000 square feet of factory, office and warehouse space in Dimona, Israel, in Israel’s Negev desert (within Israel’s pre-1967 borders), on a month-to-month basis.

In March 2007, we purchased 16,700 square feet of space for the now discontinued Armor Division in Auburn, Alabama for approximately $1.1 million pursuant to a seller-financed secured purchase money mortgage. Half of the mortgage is payable over ten years in equal monthly installments based on a 20-year amortization of the full principal amount, and the remaining half is payable at the end of ten years in a balloon payment. The building is currently leased to a third party and has been listed for sale with a local real estate agent.  Additionally, the carrying value of this property was written down to zero as part of the 2011 Armor Division impairment.

We believe that our existing and currently planned facilities are adequate to meet our current and foreseeable future needs.

ITEM 3.                     LEGAL PROCEEDINGS

As of the date of this filing, there were no material pending legal proceedings against us, and there were no material legal proceedings active against us during 2012.

ITEM 4.                     MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
   SECURITIES

Our common stock is traded on the Nasdaq Global Market. Our Nasdaq ticker symbol is “ARTX.” The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock on the Nasdaq Global Market System:

Year Ended December 31, 2012	High	Low
Fourth Quarter	$1.18	$0.90
Third Quarter	$1.00	$0.71
Second Quarter	$1.30	$0.85
First Quarter	$1.39	$1.11
Year Ended December 31, 2011	High	Low
Fourth Quarter	$1.64	$1.11
Third Quarter	$2.24	$1.31
Second Quarter	$2.47	$1.18
First Quarter	$1.74	$1.29

As of February 28, 2013 we had approximately 169 holders of record of our common stock.

Share Repurchase Program

In February of 2009, we authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of our common stock. Pursuant to this plan, through December 31, 2012 we have repurchased 638,611 shares of our common stock for $869,931 ($857,018 net of commissions), all of which was purchased after April 1, 2009. We did not repurchase any shares during 2012.

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

Annual Stockholders Meeting

We held our 2012 Annual Meeting of Stockholders on August 13, 2012. Our 2013 Annual Meeting of Stockholders will be held on Monday, June 24, 2013 commencing at 9:00 a.m., eastern daylight time, by webcast.

In light of the foregoing and in accordance with Rules 14a-5(f) and 14a-8(e)(2) under the Securities Exchange Act of 1934, as amended, we will consider stockholder proposals submitted in connection with our 2013 Annual Meeting to have been submitted in a timely fashion if such proposals are received by us at our principal offices no later than April 15, 2013. If a proposal is received after April 15, 2013, the proxies designated by the Board of Directors of the Company will have discretionary authority to vote on the proposal under circumstances consistent with the proxy rules of the Securities and Exchange Commission.

We expect to mail our Notice of Annual Meeting and Notice of Internet Availability of Proxy Materials, containing links to our Annual Report to Stockholders for the year ended December 31, 2012 and our Proxy Statement for the 2013 Annual Meeting, on or about May 14, 2013.

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

General

We are a defense and security products and services company, engaged in two business areas: interactive simulation for military, law enforcement and commercial markets; and batteries and charging systems for the military. We operate in two business units:

➢
We develop, manufacture and market advanced high-tech multimedia and interactive digital solutions for use-of-force training and driving training of military, law enforcement, security and other personnel (our Training and Simulation Division); and

➢
We manufacture and sell lithium and Zinc-Air batteries for defense and security products, including our Soldier Wearable Integrated Power Equipment System (SWIPES)™ power hubs, and other military applications (our Battery and Power Systems Division).

Between 2002 and December 2011, we were also engaged in utilizing advanced engineering concepts to manufacture military and paramilitary armored vehicles, and employing sophisticated lightweight materials to produce aviation armor, through our Armor Division. In December 2011, our Board of Directors approved management’s plan to sell our Armor Division in order to focus on the more profitable and growth-oriented aspects of our business. We completed the sale of our Armor Division in June 2012.

The discontinuation of the Armor Division for accounting purposes resulted in a one-time, pre-tax charge during the fourth quarter of 2011 of approximately $3.9 million, reflecting an impairment of goodwill and intangibles ($1.8 million), an impairment of other long-lived assets ($1.5 million), a write-off of a joint venture investment ($269,000), and costs associated with change of control provisions and other non-statutory severance expenses ($302,000). Almost all these charges are non-cash impacting items. In 2012, an additional pre-tax adjustment of approximately $829,000 was recorded to reflect a loss upon the sale.

Critical Accounting Policies

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for bad debts, stock compensation, taxes, inventory, contingencies and deferred warranty revenue, impairment of intangible assets and goodwill. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results may differ from these estimates.

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

We have provided a valuation allowance on our net deferred tax assets, which includes federal and foreign net operating loss carryforwards, because of the uncertainty regarding their realization. Our accounting for deferred taxes under FASB ASC 740-10, involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance was required, we primarily considered such factors as our history of operating losses and expected future losses in certain jurisdictions and the nature of our deferred tax assets. We provide valuation allowances in respect of deferred tax assets resulting principally from the carryforward of tax losses. Management currently believes that it is more likely than not that our deferred tax assets in the U.S. and Israel will not be realized in the foreseeable future. We do not provide for U.S. federal income taxes on the undistributed earnings of our foreign subsidiaries because such earnings are re-invested and, in the opinion of management, will continue to be re-invested indefinitely.

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

Inventories

Our policy for valuation of inventory and commitments to purchase inventory, including the determination of obsolete or excess inventory, requires us to perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, valuation of existing inventory, as well as product lifecycle and product development plans. The estimates of future demand that we use in the valuation of inventory are the basis for our revenue forecast, which is also used for our short-term manufacturing plans. Inventory reserves are also provided to cover risks arising from slow-moving items. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. We may be required to record additional inventory write-down if actual market conditions are less favorable than those projected by our management. For fiscal 2012, no significant changes were made to the underlying assumptions related to estimates of inventory valuation or the methodology applied.

Goodwill

As of December 31, 2012, we had recorded goodwill of $30.6 million (subsequent to the 2011 goodwill impairment in the amount of $1.8 million in connection with our decision to reflect the operations of the Armor Division as discontinued, referred to below). We allocate goodwill acquired in a business combination to the appropriate reporting unit as of the acquisition date. Currently our reporting units are also our reportable segments and the associated goodwill was determined when the specific businesses in the reportable segments were purchased. Under FASB ASC 350-10, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 amends the guidance in Accounting Standards Codification ASC 350-10. Under the revised guidance, when testing goodwill for impairment we have the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If we determine, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is greater than the carrying amount, the two-step impairment test would not be required. If we cannot determine on the basis of qualitative factors that goodwill is not impaired, goodwill is then tested for impairment by using a discounted cash flow analysis. This type of analysis requires us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for the reportable units. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. In assessing the recoverability of our goodwill, we may be required to make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This process is subjective and requires judgment at many points throughout the analysis. If our estimates or their related assumptions change in subsequent periods or if actual cash flows are below our estimates, we may be required to record impairment charges for these assets not previously recorded.

We completed our annual goodwill impairment review using the financial results as of the quarter ended June 30, 2012 along with our forecasted plan developed in the fourth quarter. We use a June 30 date because this allows us to use internal resources that are available before we start our annual audit process (we wait until our June 30 financials were reviewed by our external auditors before we start the actual goodwill impairment analysis). In both 2012 and 2011, we determined, using qualitative factors, that the Training and Simulation goodwill was not impaired. In both 2012 and 2011, we completed the first step of the quantitative analysis of the goodwill in the Battery and Power Systems reporting unit, in which we computed a fair value of that reporting unit. Because the fair value was greater than the carrying value of the unit at the measurement date, the second step of the quantitative impairment assessment was not required and no goodwill was impaired. Although the valuation for Battery and Power Systems Division exceeded the reporting unit’s carrying value by 14%, we will continue to monitor the actual results of the reporting unit versus the forecast used for the impairment review and re-evaluate the goodwill as required.

Subsequent to our 2011 annual goodwill impairment review, in December 2011, in connection with our decision to sell our Armor Division and to reflect the operations of the Armor Division as discontinued, we identified an impairment of goodwill and other intangible assets identified with the Armor Division and, as a result, we recorded a goodwill impairment charge in the amount of $1.8 million during the fourth quarter of 2011.

Although the cumulative carrying value of our reporting units included in continuing operations exceeded our market value as of the impairment review, management nevertheless determined that the fair value of the respective reporting units exceeded their respective carrying values, and therefore, there would be no impairment charges relating to goodwill. Several factors contributed to this determination:

•	The long term horizon of the valuation process versus a short term valuation using current market conditions;

•	The valuation by individual business segments versus the market share value based on our company as a whole;

•
The fact that our stock is thinly traded and widely dispersed with minimal institutional ownership, and thus not followed by major market analysts, leading management to conclude that the market in our securities was not acting as an informationally efficient reflection of all known information regarding us; and

•	Control premiums reflected in the reporting unit fair values but not in our stock price.

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

Warranty Reserves

Upon shipment of products to our customers, we defer revenue for the estimated cost to repair or replace products along with the appropriate margin for goods that may be returned under warranty. Our warranty period is typically twelve months from the date of shipment to the end user customer. For existing products, the deferred revenue is estimated based on actual historical experience. For new products, the warranty deferred revenue is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Factors that may impact our warranty costs in the future include our reliance on our contract manufacturer to provide quality products and the fact that our products are complex and may contain undetected defects, errors or failures in either the hardware or the software.

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

Executive Summary

Overview of Results of Operations

We incurred operating losses for the years ended December 31, 2012 and 2011. While we expect to continue to derive revenues from the sale of products that we manufacture and the services that we provide, there can be no assurance that we will be able to achieve or maintain profitability on a consistent basis.

A portion of our operating loss during 2012 and 2011 arose as a result of non-cash and impairment charges. These charges were primarily related to our prior acquisitions, financings and stock-based awards to employees. To the extent that we continue certain of these activities during 2013, we would expect to continue to incur such non-cash charges in the future.

Acquisitions

In acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of intangible assets in the amount of a fraction (based on the useful life of the intangible assets) of the amount recorded as intangible assets. Such amortization charges continued during 2012. We are required to review intangible assets for impairment whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that an intangible asset has been impaired, we must record the impairment charge in our statement of operations.

In the case of goodwill, the assets recorded as goodwill are not amortized; instead, we are required to perform an annual impairment review. If we determine, through the impairment review process, that goodwill has been impaired, we must record the impairment charge in our statement of operations.

We incurred non-cash charges for amortization of intangible assets in 2012 and 2011 in the amount of $1.2 million and $1.9 million, respectively. In addition, we incurred non-cash charges in discontinued operations for impairment of goodwill and other intangible assets in the amount of $1.8 million during 2011 in respect of our Armor Division. See “Critical Accounting Policies – Goodwill,” above.

Financings and Issuances of Restricted Shares, Restricted Stock Units, Options and Warrants

The non-cash charges that relate to our financings occurred in connection with our issuance of convertible debt securities with detachable warrants. When we issued convertible securities, we recorded a discount (representing the value of the detachable warrants and the derivative features of the debt) that was amortized ratably over the life of the debenture. When a debenture is converted, however, the entire remaining unamortized discount was immediately recognized as expense in the quarter in which the debenture was converted. During 2012 and 2011, we recorded credits of approximately zero and $161,000, respectively, attributable to debt discount amortization.

During 2012 and 2011, we issued restricted shares and restricted stock units to certain of our employees and to our directors. Each restricted stock unit is equal to one share of Company stock and is redeemable only for stock. These shares were issued as stock bonuses or were the required annual grant to directors, and are restricted for a period of up to three years from the date of issuance. Relevant accounting rules provide that the aggregate amount of the difference between the purchase price of the restricted shares or restricted stock units (in this case, generally zero) and the market price of the shares on the date of grant is taken as a general and administrative expense, amortized over the life of the period of the restriction.

We incurred non-cash charges related to stock-based compensation in 2012 and 2011 in the amount of $448,000 and $408,000, respectively.

During the third quarter of 2008 and pursuant to the terms of a Securities Purchase Agreement dated August 14, 2008, we issued and sold to a group of institutional investors 10% senior convertible notes in the aggregate principal amount of $5.0 million due August 15, 2011. These notes were convertible at any time prior to August 15, 2011 at a conversion price of $2.24 per share.

As part of the securities purchase agreement, we issued to the purchasers of our 10% senior convertible notes due August 15, 2011, warrants to purchase an aggregate of 558,036 shares of common stock at any time prior to August 15, 2011 at a price of $2.24 per share. Due to certain exercise price reset provisions, the warrants were accounted for as liabilities at fair value with changes in fair value reflected as financial income or expense amounting to $161,000 of income in 2011 through the date such warrants expired unexercised.

Overview of Operating Performance and Backlog

Overall, our pre-tax loss from continuing operations for 2012 was $1.4 million on revenues of $80.1 million, compared to a pre-tax loss of $3.4 million on revenues of $62.1 million during 2011. As of December 31, 2012, our overall backlog for continuing operations totaled $87.7 million.

In our Training and Simulation Division, revenues increased from approximately $42.9 million in 2011 to $59.3 million in 2012. As of December 31, 2012, our backlog for our Training and Simulation Division totaled $72.4 million.

In our Battery and Power Systems Division, revenues increased from approximately $19.3 million in 2011 to approximately $20.8 million in 2012. As of December 31, 2012, our backlog for our Battery and Power Systems Division totaled $15.3 million.

Common Stock Repurchase Program

In February 2009, we authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of our common stock. Pursuant to this plan, through December 31, 2012 we have repurchased 638,611 shares of our common stock for $869,931 ($857,018 net of commissions), all of which was purchased after April 1, 2009. At December 31, 2012, we had remaining authorization for the repurchase of up to $142,982 in shares of our common stock. The repurchase program, which expires on August 13, 2013, is subject to the discretion of our management.

Results of Operations

Results exclude the operations of the Armor Division, which we reflect as discontinued.

Summary

Following is a table summarizing our results of continuing operations for the years ended December 31, 2012 and 2011, after which we present a narrative discussion and analysis:

	Year Ended December 31,
	2012	2011
Revenues:
Training and Simulation Division	$59,270,768	$42,881,573
Battery and Power Systems Division	20,779,666	19,254,005
	$80,050,434	$62,135,578
Cost of revenues:
Training and Simulation Division	$44,822,270	$29,715,897
Battery and Power Systems Division	17,318,768	16,235,033
	$62,141,038	$45,950,930
Research and development expenses:
Training and Simulation Division	$698,349	$819,879
Battery and Power Systems Division	1,345,369	581,989
	$2,043,718	$1,401,868
Selling and marketing expenses:
Training and Simulation Division	$4,513,244	$4,399,952
Battery and Power Systems Division	974,666	854,939
	$5,487,910	$5,254,891
General and administrative expenses:
Training and Simulation Division	$3,456,873	$3,844,279
Battery and Power Systems Division	946,727	1,211,114
Corporate	5,649,165	5,622,462
	$10,052,765	$10,677,855
Amortization of intangible assets:
Training and Simulation Division	$676,299	$1,395,857
Battery and Power Systems Division	509,240	509,240
	$1,185,539	$1,905,097
Operating income (loss):
Training and Simulation Division	$5,103,733	$2,705,709
Battery and Power Systems Division	(315,104)	(138,310)
Corporate	(5,649,165)	(5,622,462)
	$(860,536)	$(3,055,063)
Other income:
Training and Simulation Division	$(5,926)	$37,567
Battery and Power Systems Division	(2,327)	–
Corporate	(31)	6,285
	$(8,284)	$43,852
Allowance for settlements:
Corporate	$–	$12,333
	$–	$12,333
Financial expense (income):
Training and Simulation Division	$43,221	$47,112
Battery and Power Systems Division	7,639	209,764
Corporate	497,126	74,130
	$547,986	$331,006
Income tax expense (benefit):
Training and Simulation Division	$(7,688)	$(69,734)
Battery and Power Systems Division	–	646,824
Corporate	635,844	1,031,521
	$628,156	$1,608,611
Net loss – continuing operations:
Training and Simulation Division	$5,074,126	$2,765,898
Battery and Power Systems Division	(320,416)	(994,898)
Corporate	(6,782,104)	(6,734,161)
	$(2,028,394)	$(4,963,161)

Fiscal Year 2012 compared to Fiscal Year 2011

Revenues. During 2012, we (through our subsidiaries) recognized revenues as follows:

➢
Training and Simulation Division - FAAC, IES and RTI recognized revenues from the sale of military operations and vehicle simulators, interactive use-of-force training systems and from the provision of maintenance services in connection with such systems.

➢
Battery and Power Systems Division - EFB and Epsilor-EFL recognized revenues from the sale of batteries, chargers, adapters and power hub products to the military and commercial customers, and under certain development contracts with the U.S. Army.

➢	Battery and Power Systems Division - Epsilor-EFL also recognized revenues from the sale of water-activated battery (WAB) lifejacket lights.

Revenues for continuing operations for 2012 totaled $80.1 million, compared to $62.1 million in 2011, an increase of $18.0 million, or 28.8%. This increase was primarily attributable to the following factors:

➢	Increased revenues from our Training and Simulation Division ($16.4 million more in 2012 versus 2011), due primarily to revenue in 2012 related to a major new contract (VCTS).

➢
Increased revenues from our Battery and Power Systems Division ($1.5 million more in 2012 versus 2011), due to an increase of $3.2 million in U.S. sales of SWIPES™, partially offset by a $1.3 million decrease in Israeli sales.

The table below details the percentage of total recognized revenue by type of arrangement for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
Type of Revenue	2012	2011
Sale of products	96.0%	93.8%
Maintenance and support agreements	2.8%	4.3%
Long term research and development contracts	1.2%	1.9%
Total	100.0%	100.0%

Cost of revenues. Cost of revenues totaled $62.1 million during 2012, compared to $46.0 million in 2011, an increase of $16.1 million, or 35.2%, due primarily to increased revenues in our Training and Simulation Division and the higher costs associated with the new VCTS contract, as well as increased sales in the U.S. of the SWIPES™ system. Cost of revenues as a percentage of revenue remained essentially flat in our Battery and Power Systems Division but increased in our Training and Simulation Division due primarily to the product mix and the VCTS contract.

Research and development expenses. Research and development expenses for 2012 were $2.0 million, compared to $1.4 million during 2011, an increase of $642,000, or 45.8%, due primarily to increased spending in the Battery and Power Systems Division for continuing research on the SWIPES™ system, offset by a small reduction of expenses in the Training and Simulation Division.

Selling and marketing expenses. Selling and marketing expenses for 2012 were $5.5 million, compared to $5.3 million in 2011, an increase of $233,000, or 4.4%, due primarily to an increase in the sales force and increases in the demonstration of new products to the military in the Battery and Power Systems Division.

General and administrative expenses. General and administrative expenses for 2012 were $10.1 million, compared to $10.7 million in 2011, a decrease of $625,000, or 5.9%. This decrease was primarily attributable to reductions in corporate and division compensation of $568,000 and a $128,000 reduction in legal expense compared to 2011.

Amortization of intangible assets. Amortization of intangible assets totaled $1.2 million in 2012, compared to $1.9 million in 2011, a decrease of $720,000, or 37.8%, due primarily to decreased charges for fully amortized capitalized software in our Training and Simulation Division.

Financial expenses, net. Financial expense totaled $548,000 in 2012, compared to financial expense of 331,000 in 2011, an increase of $217,000, or 65.6%, due primarily to an increase in corporate interest and bank charges of $239,000 along with a $161,000 decrease in credits recorded in 2011 for warrants. The expense increase was offset by a foreign currency adjustment of $(345,000).

Income taxes. With respect to some of our subsidiaries that generated net income during 2012, we were able to offset federal taxes against our accumulated loss carry forward. We recorded $628,000 in tax expense in 2012, compared to $1.6 million in tax expense in 2011, a decrease of $980,000, or 61.0%, mainly concerning state and local taxes and taxes in Israel along with “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets). This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $599,000 and $1.0 million respectively, in non-cash expenses in 2012 and 2011.

Net loss. Due to the factors cited above, net loss from continuing operations was reduced to $2.0 million in 2012 from $5.0 million in 2011, a difference of $3.0 million.

Discontinued Operations. As cited above, we have discontinued our Armor Division (see Note 1.d. of the Notes to the Consolidated Financial Statements), which generated a net loss of $988,000 2012. During 2012, we had incurred additional expenses related to the sale of the Armor Division. Almost all of these charges are non-cash impacting items.

Liquidity and Capital Resources

As of December 31, 2012, we had $1.6 million in cash and $186,000 in restricted collateral deposits, as compared to December 31, 2011, when we had $2.3 million in cash and $1.7 million in restricted collateral deposits. We also had $380,000 in available, unused bank lines of credit with our main bank as of December 31, 2012, under a $10.0 million credit facility under our FAAC subsidiary, which is secured by our assets and the assets of our other subsidiaries and guaranteed by us.

Effective April 30, 2012, we and FAAC entered into an agreement with a different primary bank that has provided us with a replacement $10.0 million credit facility under our FAAC subsidiary, which is secured by Arotech assets and the assets of our other domestic subsidiaries and guaranteed by Arotech and our other domestic subsidiaries, at a rate of LIBOR plus 375 basis points. This credit facility was scheduled to expire May 2013. The new 2012 credit agreement contains certain covenants, including minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), quarterly Maximum Increase in Net Advance to Affiliates of less than 90% of EBITDA and an annual Fixed Charge Coverage Ratio of not less than 1.1 to 1.0. At the end of 2012 and as of the filing date of this report, we met all required current covenants. In February 2013, to support our growth, our primary bank increased our credit line by 50%, from $10 million to $15 million, and the expiration of the credit line was extended to May 31, 2015. The new credit agreement carries an interest rate of 30 day LIBOR plus 375 basis points and an unused line of credit fee of 0.35%. The new credit agreement also contains certain covenants, which are measured on a rolling twelve-month basis, limiting the Maximum Increase in Net Advance to Affiliates to less than 90% of EBITDA in 2013 and meeting a Fixed Charge Coverage Ratio of not less than 1.1 to 1.0.

We used available funds in 2012 primarily for sales and marketing, continued research and development expenditures, and other working capital needs. We purchased approximately $950,000 of property and equipment during 2012. Our net property and equipment amounted to $4.5 million as of December 31, 2012.

Net cash used in operating activities for 2012 and 2011 was $4.4 million and $5.8 million, respectively, a net change in usage of $1.4 million. This difference was due primarily to the increased working capital funding requirements for our major projects at both the Simulation and Training Division (VCTS) and Battery and Power Systems Division (SWIPES™). The timing of cash inflows and outflows has impacted us due to the substantial purchases of products to fulfill these contracts.  Additionally, the increases in working capital were offset by a decrease in the net loss from continuing operations of $2.9 million.  Net cash used in operating activities has been impacted by a significant increase in unbilled receivables.

Net cash provided by (used in) investing activities for 2012 and 2011 was $371,000 and $(2.7) million, a net change of $3.1 million. This difference was due primarily to the release of $1.6 million in restricted funds due to the completion of a significant contract by the Training and Simulation Division along with a reduction of $1.7 million in property and equipment purchases. This was offset by a redemption of available for sale securities of $399,000 recorded in 2011.

Net cash provided by financing activities for 2012 and 2011 was $3.5 million and $4.6 million, respectively, a change of $1.1 million. This difference was due primarily to changes in short term borrowing under our primary line of credit to support the timing differences associated with our major projects at the Training and Simulation Division and the Battery and Power Systems Division.

As of December 31, 2012, we had approximately $9.8 million in short-term bank debt and $1.9 million in long-term debt outstanding for continuing operations, including current maturities, as compared to December 31, 2011, when we had approximately $6.6 million in short-term bank debt and $1.0 million in long-term debt outstanding for continuing operations, including current maturities.

Subject to all of the reservations regarding “forward-looking statements” set forth above, we believe that our present cash position, anticipated cash flows from operations and availability under our lines of credit should be sufficient to satisfy our current estimated cash requirements through the remainder of 2013. In this connection, we note that from time to time our working capital needs are partially dependent on our subsidiaries’ lines of credit.

Over the long term, we will need to be profitable, at least on a cash-flow basis, and maintain that profitability in order to avoid future capital infusions. Additionally, we would need to raise additional capital or sell assets in order to fund any future acquisitions.

Effective Corporate Tax Rate

We and certain of our subsidiaries incurred net operating losses during the years ended December 31, 2012 and 2011. With respect to some of our U.S. subsidiaries that operated at a net profit during 2012, we were able to offset federal taxes against our net operating loss carryforward. These subsidiaries are, however, subject to state taxes that cannot be offset against our net operating loss carryforward. We also set up a tax liability for the impact of the deductions taken for goodwill.

As of December 31, 2012, we had a U.S. net operating loss carryforward of approximately $43.3 million that is available to offset future taxable income under certain circumstances, expiring primarily from 2020 through 2032, and foreign net operating and capital loss carryforwards of approximately $85.4 million, which are available indefinitely to offset future taxable income under certain circumstances.

ITEM 8.                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our periodic reports that we file with the SEC. These disclosure controls and procedures are intended to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objectives of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of December 31, 2012, our principal executive officer and principal financial officer were able to conclude that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management, including our principal executive and financial officers, is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management has evaluated the effectiveness of our internal controls as of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2012. In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework.

Based on management’s assessment and these criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

ITEM 9B.                  OTHER INFORMATION

None.

PART III

ITEM 10.                   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers, Directors and Significant Employees

Executive Officers and Directors

Our executive officers and directors and their ages as of February 28, 2013 were as follows:

Name	Age	Position
Robert S. Ehrlich	75	Chairman of the Board and Chief Executive Officer
Steven Esses	49	President and Director
Dr. Jay M. Eastman	64	Director
Edward J. Borey	62	Director
Seymour Jones	81	Director
Elliot Sloyer	48	Director
Michael E. Marrus	49	Director
Arthur S. Leibowitz	59	Director
Thomas J. Paup	64	Vice President – Finance and Chief Financial Officer

Our by-laws provide for a board of directors of one or more directors. There are currently seven directors. Under the terms of our certificate of incorporation, the board of directors is composed of three classes of similar size, each elected in a different year, so that only one-third of the board of directors is elected in any single year. Dr. Eastman and Messrs. Esses and Marrus are designated Class I directors and have been elected for a term expiring in 2015 and until their successors are elected and qualified; Prof. Jones and Messrs. Ehrlich and Leibowitz are designated Class II directors elected for a term expiring in 2014 and until their successors are elected and qualified; and Messrs. Borey and Sloyer are designated Class III directors elected for a term that expires in 2013 and until their successors are elected and qualified. A majority of the Board is “independent” under relevant SEC and Nasdaq regulations.

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

Steven Esses has been a director since July 2002, our Executive Vice President since January 2003, our Chief Operating Officer from February 2003 until February 2012 and our President since December 2005. From 2000 until 2002, Mr. Esses was a principal with Stillwater Capital Partners, Inc., a New York-based investment research and advisory company (hedge fund) specializing in alternative investment strategies. During this time, Mr. Esses also acted as an independent consultant to new and existing businesses in the areas of finance and business development. In 1995, Mr. Esses founded the Dunkin’ Donuts franchise in Israel and was its Managing Director and CEO until 2005. Before founding Dunkin’ Donuts Israel, Mr. Esses was the Director of Retail Jewelry Franchises with Hamilton Jewelry, and before that he served as Executive Director of Operations for the Conway Organization, a major off-price retailer with 17 locations.

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

Director Compensation

Non-employee members of our Board of Directors are entitled to a cash retainer in 2012 of $3,500 (plus expenses) per quarter, plus $500 per quarter for each committee on which such outside directors serve. (In 2011, the Directors were paid a cash retainer of $7,000 per quarter but voluntarily accepted a reduced retainer in 2012 as an expense control measure.) The Chairman of the Audit Committee receives an additional retainer of $1,500 per quarter, and the Chairman of the Compensation Committee receives an additional retainer of $1,000 per quarter. No per-meeting fees are paid. In addition, we have adopted a Non-Employee Director Equity Compensation Plan, pursuant to which non-employee directors receive an initial grant of a number of restricted shares having a fair market value on the date of grant equal to $25,000 upon their election as a director, and an annual grant on March 31 of each year of a number of restricted shares having a fair market value on the date of grant equal to $15,000. Each grant of restricted stock shall become free of restrictions in three equal installments on each of the first, second and third anniversaries of the grant, unless the director resigns from the Board prior to such vesting. Restrictions lapse automatically in the event of a director being removed for service other than for cause, or being nominated as a director but failing to be elected, or death, disability or mandatory retirement. Furthermore, all restrictions lapse prior to the consummation of a merger or consolidation involving us, our liquidation or dissolution, any sale of substantially all of our assets or any other transaction or series of related transactions as a result of which a single person or several persons acting in concert own a majority of our then-outstanding common stock.

The following table shows the compensation earned or received by each of our non-officer directors for the year ended December 31, 2012:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards Granted 2012	Total	Stock Awards Vested(1) 2012
Dr. Jay M. Eastman	$23,500	$15,000	$38,500	$15,853	(2)
Edward J. Borey	$21,500	$15,000	$36,500	$15,853	(3)
Seymour Jones	$25,500	$15,000	$40,500	$15,853	(4)
Elliot Sloyer	$23,500	$15,000	$38,500	$15,853	(5)
Michael E. Marrus	$23,500	$15,000	$38,500	$15,853	(6)
Arthur S. Leibowitz	$19,500	$15,000	$34,500	$12,759	(7)

(1)	This column reflects the 2012 compensation expense for stock based awards for the year ended December 31, 2012.
(2)	As of December 31, 2012, Dr. Eastman held 22,146 unvested restricted shares of our common stock.
(3)	As of December 31, 2012, Mr. Borey held 22,146 unvested restricted shares of our common stock.
(4)	As of December 31, 2012, Prof. Jones held 22,146 unvested restricted shares of our common stock.
(5)	As of December 31, 2012, Mr. Sloyer held 22,146 unvested restricted shares of our common stock.
(6)	As of December 31, 2012, Mr. Marrus held 22,146 unvested restricted shares of our common stock.
(7)	As of December 31, 2012, Mr. Leibowitz held 22,146 unvested restricted shares of our common stock.

Significant Employees

Our significant employees as of February 28, 2013, and their ages as of December 31, 2012, are as follows:

Name	Age	Position
Dean Krutty	47	President, Training and Simulation Division
Ronen Badichi	47	President, Battery and Power Systems Division
Yaakov Har-Oz	55	Senior Vice President, General Counsel and Secretary
Norman E. Johnson	60	Corporate Controller, Chief Accounting Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, certain of our officers and any persons holding more than ten percent of our common stock are required to report their ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to report any failure to file by these dates during 2012. We are not aware of any instances during 2012, not previously disclosed by us, where such “reporting persons” failed to file the required reports on or before the specified dates, except as follows:

(i)
Mr. Paup was required to file a Form 4 on or prior to December 21, 2012 in connection with his exercise of 5,555 Restricted Stock Units. He reported these transactions in a Form 5 filed on February 14, 2013.

ITEM 11.                   EXECUTIVE COMPENSATION

Cash and Other Compensation

Summary Compensation Table

The following table, which should be read in conjunction with the explanations provided below, shows the compensation that we paid (or accrued) to our executive officers during the fiscal years ended December 31, 2012 and 2011:

SUMMARY COMPENSATION TABLE(1)

Name and Principal Position	Year	Salary		Bonus	Stock Awards Granted(2)	All Other Compensation		Total
Robert S. Ehrlich	2012	$431,910		$120,533	$230,000	$90,361	(3)	$872,804
Chairman, Chief Executive Officer and a director	2011	$502,583		$180,000	$262,000	$150,148	(4)	$1,094,731
Thomas J. Paup	2012	$175,000		$68,805	$72,000	$(3,137	)(5)	$312,668
Vice President – Finance and Chief Financial Officer	2011	$190,000		$47,641	$157,200	$4,675	(5)	$399,516
Steven Esses	2012	$232,566	(6)	$145,200	$172,500	$386,851	(7)	$903,279
President and a director	2011	$239,856	(8)	$143,661	$196,500	$352,182	(9)	$883,242

(1)
We paid the amounts reported for each named executive officer in U.S. dollars and/or New Israeli Shekels (NIS). We have translated amounts paid in NIS into U.S. dollars at the exchange rate of NIS into U.S. dollars at the time of payment or accrual, except that certain items are pursuant to corporate policy paid at a set exchange rate that may be higher than the actual exchange rate on the date of payment. The difference, which was a positive number in 2011 and 2012, has been reported under “Salary.” The exchange rate differences for Mr. Ehrlich were $62,843 and $102,583 for 2012 and 2011, respectively. The exchange rate differences for Mr. Esses were $33,838 and $48,957 for 2012 and 2011, respectively. Additionally, Mr. Ehrlich and Mr. Paup voluntarily reduced their salary in the 2nd quarter of 2012 as a cost control measure.

(2)
Reflects the value of awards of restricted stock or restricted stock units granted to our executive officers based on the compensation cost of their stock-based awards – see Note 13.c. of the Notes to Consolidated Financial Statements. The number of shares of restricted stock or restricted stock units received by our executive officers pursuant to such awards in 2012 (in connection with their amended and restated employment agreements), vesting entirely after two years (dependent 33% on tenure and 67% on performance), was as follows: Mr. Ehrlich, 100,000; Mr. Esses, 75,000; Mr. Paup, 60,000. None of these shares came up for vesting in 2012. The number of shares of restricted stock or restricted stock units received by our executive officers pursuant to such awards in 2011, vesting one-half after one year (dependent 25% on tenure and 75% on performance) and one-half after two years (dependent 33% on tenure and 67% on performance), was as follows: Mr. Ehrlich, 100,000; Mr. Esses, 150,000; Mr. Paup, 120,000. The first tranche of these shares came up for vesting in December 2011, and of the 75% dependent on performance, one-third – or 25% of the total – vested; shares not vesting were cancelled. The second tranche of these shares came up for vesting in December 2012, and of the 67% dependent on performance, 156,667 shares – or 67% of the total – vested.

(3)
Of this amount, $(31,467) (the obligation declined due to exchange rate differences) represents the change in our accrual for severance pay that will be payable to Mr. Ehrlich upon his leaving our employ other than if he is terminated for cause, such as a breach of trust; $30,720 represents the change of our accrual for vacation pay; $30,131 represents tax reimbursements and $60,977 represents other normal or mandated Israeli benefits.

(4)
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
(6)
Does not include approximately $186,000 that we paid in consulting fees to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

(7)
Of this amount, $33,102 represents payments to Israeli pension and education funds; $232,066 represents the change in our accrual for severance pay that will be payable to Mr. Esses upon his leaving our employ other than if he is terminated for cause, such as a breach of trust; $26,856 represents sick pay redemption; $2,227 represents the change of our accrual for vacation pay; $645 represents tax reimbursements; and $58,117 represents other normal or mandated Israeli benefits.

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

Name of Borrower	Date of Loan	Original Principal Amount of Loan	Amount Outstanding as of 12/31/2012	Terms of Loan
Robert S. Ehrlich	02/09/2000	$329,163	$452,995	Twenty-five-year non-recourse loan to purchase our stock, secured by the shares of stock purchased.
Robert S. Ehrlich	06/10/2002	$36,500	$–	Ten-year non-recourse loan to purchase our stock, secured by the shares of stock purchased.

Plan-Based Awards

Grants of Stock Options

We did not grant any stock options to our executive officers during 2012.

Grants of Restricted Stock or Restricted Stock Units

During 2012, the Compensation Committee approved the grant of a total of 235,000 shares of restricted stock or restricted stock units to our executive officers (in connection with their amended and restated employment agreements). The table below sets forth each equity award granted to our executive officers during the year ended December 31, 2012.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All Other Stock Awards: Number of Shares of Stocks	Grant Date Fair Value of Stock Awards (1)
Robert S. Ehrlich(2)	01/01/2012	100,000	$120,000
Robert S. Ehrlich(3)	11/12/2012	100,000	$110,000
Steven Esses(2)	01/01/2012	75,000	$90,000
Steven Esses(3)	11/12/2012	75,000	$82,500
Thomas J. Paup(2)	01/01/2012	60,000	$79,800

(1)
Reflects the aggregate market value of the shares of restricted stock or restricted stock units determined based on the closing price of our common stock on the Nasdaq Global Market on the date of grant.

(2)	The restricted shares or restricted stock units vest entirely after two years, in December 2013 (dependent 33% on tenure and 67% on performance).
(3)	The restricted shares vest equally over three years starting in June 2013.

Stock Option Exercises and Vesting of Restricted Stock Awards

Our executive officers did not exercise any stock options during 2012. The following table presents awards of restricted stock or restricted stock units that vested during the year ended December 31, 2012.

STOCK VESTED

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Robert S. Ehrlich	100,000	$103,000
Steven Esses	75,000	$77,250
Thomas J. Paup	60,000	$61,800

(1)
Reflects the aggregate market value of the shares of restricted stock or restricted stock units determined based on a per share price of $1.03, the closing price of our common stock on the Nasdaq Global Market on December 31, 2012, which was the last trading day of 2012.

Outstanding Equity Awards at Fiscal Year-End

The table below sets forth information for our executive officers with respect to option, restricted stock and restricted stock unit values at the end of the fiscal year ended December 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Stock Awards
			Equity Incentive Plan Awards
Name	Number of Shares that Have Not Vested (#)	Market Value of Shares that Have Not Vested(1) ($)	Number of Unearned Shares that Have Not Vested (#)	Market Value of Unearned Shares that Have Not Vested(1) ($)
Robert S. Ehrlich	133,334	$137,334	66,666	$68,666
Steven Esses	100,000	$103,000	50,000	$51,500
Thomas J. Paup	20,000	$20,600	40,000	$41,200

(1)
Reflects the aggregate market value of the shares of restricted stock or restricted stock units determined based on a per share price of $1.03, the closing price of our common stock on the Nasdaq Global Market on December 31, 2012, which was the last trading day of 2012.

Employment Contracts

Robert S. Ehrlich

Mr. Ehrlich is party to an amended and restated employment agreement with us executed in February 2012. The term of this employment agreement expires on December 31, 2013.

The employment agreement provides for a base salary of NIS 150,000 (approximately $39,400 per month based on the exchange rate on January 1, 2012), as adjusted annually for Israeli inflation. Additionally, the board may at its discretion raise Mr. Ehrlich’s base salary. The employment agreement also granted Mr. Ehrlich a retention bonus in the amount of 100,000 shares of restricted stock, which vests on December 31, 2013, with such vesting being contingent on Mr. Ehrlich being employed by us on the scheduled vesting date and on performance criteria to be established by the Compensation Committee of our Board of Directors.

The employment agreement provides that we will pay an annual bonus, on a sliding scale, in an amount equal to 35% of Mr. Ehrlich’s annual base salary then in effect if the results we actually attain for the year in question are 90% or more of the amount we budgeted at the beginning of the year, up to a maximum of 75% of his annual base salary then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year. Mr. Ehrlich’s previous employment agreement had an identical bonus provision. For 2011 and 2012, the Compensation Committee choose financial targets for determining eligibility for the above-referenced cash incentive bonus that are determined in part on the achievement of set budgetary forecast targets for adjusted EBITDA, a non-GAAP measurement, and in part on the achievement of other targets – in the case of 2011, targets for backlog, and in the case of 2012, targets for revenues. The Board’s adjusted budget for 2012 for continuing operations called for adjusted EBITDA of $2.39 million with revenues of at least $79 million. Actual results were EBITDA of $2.64 million with revenues of $80.1 million. New bonus targets will be chosen for 2013 based upon future budgetary forecasts.

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

A table describing the payments that would have been due to Mr. Ehrlich under his employment agreement had Mr. Ehrlich’s employment with us been terminated at the end of 2012 under various circumstances (pursuant to the terms of his then-current employment agreement) appears under “Potential Payments and Benefits upon Termination of Employment – Robert S. Ehrlich,” below.

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

The employment agreement provides for a base salary in 2012 of NIS 71,587 per month (approximately $18,800 at the rate of exchange in effect on January 1, 2012), and a base salary in 2013 of NIS 129,187 per month (approximately $33,900 at the rate of exchange in effect on January 1, 2012), as adjusted for Israeli inflation during 2012. Additionally, the board may at its discretion raise Mr. Esses’s base salary. The agreement also provides for a stock retention bonus of 75,000 shares of restricted stock, which vests on December 31, 2013, with such vesting being contingent on Mr. Esses being employed by us on the scheduled vesting date and on performance criteria to be established by the Compensation Committee of our Board of Directors.

The employment agreement provides that if the results we actually attain in a given year are at least 90% of the amount we budgeted at the beginning of the year, we will pay a bonus, on a sliding scale, in an amount equal to a minimum of 20% of Mr. Esses’s annual base salary then in effect, up to a maximum of 75% of his annual base salary then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year. Mr. Esses’s previous employment agreement had an identical bonus provision. For 2011 and 2012, the Compensation Committee choose financial targets for determining eligibility for the above-referenced cash incentive bonus that are determined in part on the achievement of set budgetary forecast targets for adjusted EBITDA, a non-GAAP measurement, and in part on the achievement of other targets – in the case of 2011, targets for backlog, and in the case of 2012, targets for revenues. The Board’s adjusted budget for 2012 for continuing operations called for adjusted EBITDA of $2.39 million with revenues of at least $79 million. Actual results were EBITDA of $2.64 million with revenues of $80.1 million. New bonus targets will be chosen for 2013 based upon future budgetary forecasts.

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

A table describing the payments that would have been due to Mr. Esses under his employment agreement had Mr. Esses’s employment with us been terminated at the end of 2012 under various circumstances (pursuant to the terms of his then-current employment agreement) appears under “Potential Payments and Benefits upon Termination of Employment – Steven Esses,” below.

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

See also “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

Thomas J. Paup

Mr. Paup is party to an amended and restated employment agreement with us executed in February 2012, having a term running until December 31, 2014. Under the terms of his employment agreement, Mr. Paup is entitled to receive a base salary of $190,000 per annum, as adjusted annually for inflation. The agreement also provides for a stock retention bonus of 60,000 shares of restricted stock, which vests on December 31, 2013, with such vesting being contingent on Mr. Paup being employed by us on the scheduled vesting date and on performance criteria to be established by the Compensation Committee of our Board of Directors.

The employment agreement provides that if the results we actually attain in a given year are at least 90% of the amount we budgeted at the beginning of the year, we will pay a bonus, on a sliding scale, in an amount equal to a minimum of 20% of Mr. Paup’s annual base salary then in effect, up to a maximum of 50% of his annual base salary then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year. Mr. Paup’s previous employment agreement had an identical bonus provision. For 2011 and 2012, the Compensation Committee choose financial targets for determining eligibility for the above-referenced cash incentive bonus that are determined in part on the achievement of set budgetary forecast targets for adjusted EBITDA, a non-GAAP measurement, and in part on the achievement of other targets – in the case of 2011, targets for backlog, and in the case of 2012, targets for revenues. The Board’s adjusted budget for 2012 for continuing operations called for adjusted EBITDA of $2.39 million with revenues of at least $79 million. Actual results were EBITDA of $2.64 million with revenues of $80.1 million. New bonus targets will be chosen for 2013 based upon future budgetary forecasts.

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

A table describing the payments that would have been due to Mr. Paup under his employment agreement had Mr. Paup’s employment with us been terminated at the end of 2012 under various circumstances (pursuant to the terms of his then-current employment agreement) appears under “Potential Payments and Benefits upon Termination of Employment – Thomas J. Paup,” below.

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

Potential Payments and Benefits upon Termination of Employment

This section sets forth in tabular form quantitative disclosure regarding estimated payments and other benefits that would have been received by certain of our executive officers if their employment had terminated on December 31, 2012 (the last business day of the fiscal year), pursuant to the terms of their then-current employment agreements.

For a narrative description of the severance and change in control arrangements in the current employment contracts of Messrs. Ehrlich, Esses and Paup, see “– Employment Contracts,” above. Each of Messrs. Ehrlich and Esses will be eligible to receive severance payments in excess of accrued but unpaid items only if he signs a general release of claims.

Robert S. Ehrlich

The following table describes the potential payments and benefits upon employment termination for Robert S. Ehrlich, our Chairman and Chief Executive Officer, pursuant to applicable law and the terms of his then-current employment agreement with us, as if his employment had terminated on December 31, 2012 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

ROBERT S. EHRLICH
Payments and Benefits	Death or Disability(1)	Cause(2)	Good Reason(3)	Change of Control(4)	Termination at Will(5)	Other Employee Termination(6)
Accrued but unpaid:
Base salary	$29,644	$29,644	$29,644	$29,644	$29,644	$29,644
Vacation	109,881	109,881	109,881	109,881	109,881	109,881
Recuperation pay(7)	395	395	395	395	395	395
Benefits:
Continuing education fund(8)	2,223	2,223	2,223	2,223	2,223	2,223
Tax gross-up on automobile	2,621	–	2,621	2,621	2,621	–
Contractual severance	1,625,400	–	1,625,400	1,625,400	1,625,400	–
Statutory severance(9)	872,540	–	872,540	872,540	872,540	–
Accelerated vesting of restricted stock	230,000	–	230,000	230,000	–	–
TOTAL:	$2,872,704	$142,143	$2,872,704	$2,872,704	$2,642,704	$142,143

(1)
“Disability” is defined in Mr. Ehrlich’s employment agreement as a physical or mental infirmity which impairs Mr. Ehrlich’s ability to substantially perform his duties and which continues for a period of at least 180 consecutive days.

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

(6)	“Other Employee Termination” means a termination by Mr. Ehrlich of his employment without giving us the advance notice of 120 days needed to make such a termination qualify as a “Termination at Will.”
(7)	Pursuant to Israeli law and our customary practice, we pay Mr. Ehrlich in July of each year the equivalent of ten days’ “recuperation pay” at the statutory rate of NIS 371 (approximately $99) per day.
(8)
Pursuant to Israeli law, we must contribute an amount equal to 7.5% of Mr. Ehrlich’s base salary to a continuing education fund, up to the permissible tax-exempt salary ceiling according to the income tax regulations in effect from time to time. At December 31, 2012, the ceiling then in effect was NIS 15,712 (approximately $4,209). In Mr. Ehrlich’s case, we have customarily contributed to his continuing education fund in excess of the tax-exempt ceiling, and then reimbursed Mr. Ehrlich for the tax. The sums in the table reflect this additional contribution and the resultant tax reimbursement.

(9)	Under Israeli law, employees terminated other than for cause receive severance in the amount of one month’s base salary for each year of work, at their salary rate at the date of termination.

Steven Esses

The following table describes the potential payments and benefits upon employment termination for Steven Esses, our President, pursuant to applicable law and the terms of his then-current employment agreement with us, as if his employment had terminated on December 31, 2012 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

See also “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

STEVEN ESSES
Payments and Benefits	Non- Renewal(1)	Death or Disability(2)	Cause(3)	Good Reason(4)	Change of Control(5)	Change of Location(6)	Retirement(7)	Early Retirement(8)	Other Employee Termination(9)
Accrued but unpaid(10):
Base salary	$19,961	$19,961	$19,961	$19,961	$19,961	$19,961	$19,961	$19,961	$19,961
Vacation	88,214	88,214	88,214	88,214	88,214	88,214	88,214	88,214	88,214
Sick leave(11)	17,455	17,455	17,455	17,455	17,455	17,455	17,455	17,455	17,455
Recuperation pay(12)	277	277	277	277	277	277	277	277	277
Benefits:
Manager’s insurance(13)	3,161	3,161	3,161	3,161	3,161	3,161	3,161	3,161	3,161
Continuing education fund(14)	1,497	1,497	1,497	1,497	1,497	1,497	1,497	1,497	1,497
Contractual severance	861,068	861,068	–	861,068	861,068	861,068	861,068	861,068	–
Statutory severance(15)	177,155	177,155	–	177,155	177,155	177,155	177,155	177,155	–
Benefits	–	–	–	75,000	150,000	150,000	150,000	150,000	–
TOTAL:	$1,168,788	$1,168,788	$130,565	$1,243,788	$1,318,788	$1,318,788	$1,318,788	$1,318,788	$130,565

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

(2)
“Disability” is defined in Mr. Esses’s employment agreement as a physical or mental infirmity which impairs Mr. Esses’s ability to substantially perform his duties and which continues for a period of at least 180 consecutive days.

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

(10)
Does not include a total of $186,000 in accrued but unpaid consulting fees due at December 31, 2012 to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

(11)	Limited to an aggregate of 30 days.
(12)	Pursuant to Israeli law and our customary practice, we pay Mr. Esses in July of each year the equivalent of six days’ “recuperation pay” at the statutory rate of NIS 365 (approximately $96) per day.
(13)
Payments to managers’ insurance, a benefit customarily given to senior executives in Israel, come to a total of 15.83% of base salary, consisting of 8.33% for payments to a fund to secure payment of statutory severance obligations, 5% for pension and 2.5% for disability. The managers’ insurance funds reflected in the table do not include the 8.33% payments to a fund to secure payment of statutory severance obligations with respect to amounts paid prior to December 31, 2011, which funds are reflected in the table under the “Statutory severance” heading.

(14)
Pursuant to Israeli law, we must contribute an amount equal to 7.5% of Mr. Esses’s base salary to a continuing education fund, up to the permissible tax-exempt salary ceiling according to the income tax regulations in effect from time to time. At December 31, 2012, the ceiling then in effect was NIS 15,712 (approximately $4,112). In Mr. Esses’s case, we have customarily contributed to his continuing education fund in excess of the tax-exempt ceiling, and then reimbursed Mr. Esses for the tax. The sums in the table reflect this additional contribution and the resultant tax reimbursement.

(15)	Under Israeli law, employees terminated other than for cause receive severance in the amount of one month’s base salary for each year of work, at their salary rate at the date of termination.

Thomas J. Paup

The following table describes the potential payments and benefits upon employment termination for Thomas J. Paup, our Vice President – Finance and Chief Financial Officer, pursuant to applicable law and the terms of his then-current employment agreement with us, as if his employment had terminated on December 31, 2012 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

THOMAS J. PAUP
Payments and Benefits	Death or Disability(1)	Cause(2)	Change of Control(3)	Non-Renewal(4)	Termination at Will(5)
Accrued but unpaid:
Base salary	$7,491	$7,491	$7,491	$7,491	$7,491
Vacation	8,060	8,060	8,060	8,060	8,060
Contractual severance	–	–	380,000	190,000	47,500
TOTAL:	$15,551	$15,551	$395,551	$205,551	$63,051

(1)
“Disability” is defined in Mr. Paup’s employment agreement as a physical or mental infirmity which impairs Mr. Paup’s ability to substantially perform his duties and which continues for a period of at least 180 consecutive days.

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

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the security ownership, as of February 28, 2013, of those persons owning of record or known by us to own beneficially more than 5% of our common stock and of each of our Named Executive Officers and directors, and the shares of common stock held by all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)(3)		Percentage of Total Shares Outstanding(3)
Robert S. Ehrlich	1,409,688	(4)	8.7%
Steven Esses	995,480	(5)	6.2%
Thomas J. Paup	293,596	(6)	1.8%
Dr. Jay M. Eastman	61,193	(7)	*
Edward J. Borey	62,335	(8)	*
Prof. Seymour Jones	61,193	(9)	*
Elliot Sloyer	192,918	(10)	1.2%
Michael E. Marrus	64,483	(11)	*
Arthur S. Leibowitz	46,502	(12)	*
All of our directors and executive officers as a group (9 persons)	3,147,388	(13)	19.5%

*	Less than one percent.
(1)	The address of each named beneficial owner is in care of Arotech Corporation, 1229 Oak Valley Drive, Ann Arbor, Michigan 48108.
(2)
Unless otherwise indicated in these footnotes, each of the persons or entities named in the table has sole voting and sole investment power with respect to all shares shown as beneficially owned by that person, subject to applicable community property laws.

(3)
Based on 16,174,187 shares of common stock outstanding as of February 28, 2013. For purposes of determining beneficial ownership of our common stock, owners of options exercisable within sixty days are considered to be the beneficial owners of the shares of common stock for which such securities are exercisable. The percentage ownership of the outstanding common stock reported herein is based on the assumption (expressly required by the applicable rules of the Securities and Exchange Commission) that only the person whose ownership is being reported has exercised his options for shares of common stock.

(4)
Consists of 899,111 shares held directly by Mr. Ehrlich, 166,667 shares of unvested restricted stock (the vesting of 66,667 of which is subject to future performance criteria), 328,767 shares held as part of a trust securing the payment of Mr. Ehrlich’s severance package pursuant to the terms of our employment agreement with him, 3,571 shares held by Mr. Ehrlich’s wife (in which shares Mr. Ehrlich disclaims beneficial ownership), and 11,527 shares held in Mr. Ehrlich’s pension plan.

(5)
Consists of 596,507 shares held directly by Mr. Esses, 125,000 shares of unvested restricted stock (the vesting of 50,000 of which is subject to future performance criteria), and 273,973 shares held as part of a trust securing the payment of Mr. Esses’s severance package pursuant to the terms of our employment agreement with him.

(6)	Consists of 253,596 shares held directly by Mr. Paup and 40,000 unvested restricted stock units (the vesting of which is subject to future performance criteria).
(7)	Consists of 39,047 shares owned directly by Dr. Eastman and 22,146 shares of unvested restricted stock.
(8)	Consists of 40,189 shares owned directly by Mr. Borey and 22,146shares of unvested restricted stock.
(9)	Consists of 39,047 shares owned directly by Prof. Jones and 22,146 shares of unvested restricted stock.
(10)	Consists of 179,772 shares owned directly by Mr. Sloyer and 22,146 shares of unvested restricted stock.
(11)	Consists of 42,337 shares owned directly by Mr. Marrus and 22,146 shares of unvested restricted stock.
(12)	Consists of 24,356 shares owned directly by Mr. Leibowitz and 22,146 shares of unvested restricted stock.
(13)
Includes 424,543 shares of unvested restricted stock (the vesting of 116,667 of which is subject to future performance criteria), 602,740 shares of restricted stock held as part of trusts securing payment of severance, and 40,000 unvested restricted stock units (the vesting of which is subject to future performance criteria).

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2012, with respect to our 2004, 2007 and 2009 equity compensation plans, as well as any other stock options and warrants previously issued by us (including individual compensation arrangements) as compensation for goods and services:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	12,228	$5.46	3,665,862

(1)
For a description of the material features of grants of options and warrants other than options granted under our employee stock option plans, see Note 13.c. of the Notes to the Consolidated Financial Statements.

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Officer Loans

On February 9, 2000, Mr. Ehrlich exercised 9,404 stock options. Mr. Ehrlich paid the exercise price of the stock options and certain taxes that we paid on his behalf by giving us a non-recourse promissory note due in 2025 in the amount of $329,163, bearing annual interest at 1% over the then-current federal funds rate announced from time to time by the Wall Street Journal, secured by the shares of our common stock acquired through the exercise of the options and certain compensation due to Mr. Ehrlich upon termination. As of December 31, 2012, the aggregate amount outstanding pursuant to this promissory note was $452,995.

On June 10, 2002, Mr. Ehrlich exercised 3,571 stock options. Mr. Ehrlich paid the exercise price of the stock options by giving us a non-recourse promissory note due in 2012 in the amount of $36,500, bearing simple annual interest at a rate equal to the lesser of (i) 5.75%, and (ii) 1% over the then-current federal funds rate announced from time to time, secured by the shares of our common stock acquired through the exercise of the options. As of December 31, 2012, the aggregate amount outstanding pursuant to this promissory note was $46,593, which was not repaid and was charged to paid in capital in the fourth quarter. Pursuant to the terms of the note the shares of stock securing the note were returned to us and retired in 2013 when the loan was not repaid.

Consulting Agreement with Sampen Corporation

We have a consulting agreement with Sampen Corporation that we executed in March 2005, effective as of January 1, 2005. Sampen is a New York corporation owned by members of Steven Esses’s immediate family, and Mr. Esses is an employee of both the Company and of Sampen. The term of this consulting agreement as extended was to have expired on December 31, 2012, and is extended automatically for additional terms of two years each unless either Sampen or we terminate the agreement sooner. We had previously given notice to Sampen of our intention to terminate this agreement effective December 31, 2012, but by mutual agreement we withdrew this notice prior to its effectiveness.

Pursuant to the terms of our agreement with Sampen, Sampen provides one of its employees to us for such employee to serve as our President. We pay Sampen $12,800 per month, plus an annual bonus, on a sliding scale, in an amount equal to a minimum of 20% of Sampen’s annual base compensation then in effect, up to a maximum of 75% of its annual base compensation then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year. We also pay Sampen, to cover the cost of our use of Sampen’s offices as an ancillary New York office and the attendant expenses and insurance costs, an amount equal to 16% of each monthly payment of base compensation.

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

➢
Audit Fees. Audit fees billed or expected to be billed to us by BDO for the audit of the financial statements included in our Annual Report on Form 10-K, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for the years ended December 31, 2012 and 2011 totaled approximately $313,000 and $340,000, respectively.

➢
Audit-Related Fees. BDO billed or expected to bill us $420,000 and $172,000 (principally consultation related to mergers and acquisitions) for the fiscal years ended December 31, 2012 and 2011, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

➢
Tax Fees. BDO billed or expected to bill us an aggregate of $51,000 and $87,000 (including consultation related to mergers and acquisitions) for the fiscal years ended December 31, 2012 and 2011, respectively, for tax services, principally advice regarding the preparation of income tax returns.

➢	All Other Fees. BDO billed or expected to bill us an aggregate of zero for the fiscal years ended December 31, 2012 and 2011, for permitted non-audit services.

Applicable law and regulations provide an exemption that permits certain services to be provided by our outside auditors even if they are not pre-approved. We have not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

PART IV

ITEM 15.                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this report:

(1)	Financial Statements – See Index to Financial Statements on page 31 above and the financial pages following page 55 below.
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

(3)
Exhibits – The following Exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

	Exhibit No.	Description
(1)	3.1	Amended and Restated Certificate of Incorporation
(3)	3.1.1	Amendment to our Amended and Restated Certificate of Incorporation
(5)	3.1.2	Amendment to our Amended and Restated Certificate of Incorporation
(6)	3.1.3	Amendment to our Amended and Restated Certificate of Incorporation
(8)	3.1.4	Amendment to our Amended and Restated Certificate of Incorporation
(9)	3.1.5	Amendment to our Amended and Restated Certificate of Incorporation
(2)	3.2	Amended and Restated By-Laws
(7)	4.1	Specimen Certificate for shares of common stock, $0.01 par value
(7)	10.1	Promissory Note dated February 9, 2000, from Robert S. Ehrlich to us
(4)	10.2	Promissory Note dated July 1, 2002 from Robert S. Ehrlich to us
(4)	10.3	Lease dated April 8, 1997, between AMR Holdings, L.L.C. and FAAC Incorporated
† (6)	10.4	Consulting Agreement, effective as of January 1, 2005, between us and Sampen Corporation
(7)	10.5	Lease dated February 10, 2006 between Arbor Development Company LLC and FAAC Incorporated
† (10)	10.6	Fifth Amended and Restated Employment Agreement, dated February 2, 2012 and effective as of January 1, 2012, between us, EFL and Robert S. Ehrlich
† (10)	10.7	Second Amended and Restated Employment Agreement, dated February 2, 2012 and effective as of January 1, 2012, between EFL and Steven Esses
† (10)	10.8	Second Amended and Restated Employment Agreement between the Company and Thomas J. Paup dated February 2, 2012 and effective as of January 1, 2012
*	10.9	Credit Agreement among FAAC Incorporated, the Company and Fifth Third Bank dated April 30, 2012
*	10.10	Security Agreement between FAAC Incorporated and Fifth Third Bank dated April 30, 2012
*	10.11	Guaranty of the Company and Electric Fuel Battery Corporation to Fifth Third Bank dated April 30, 2012
(11)	21.1	List of Subsidiaries of the Registrant
*	23.1	Consent of BDO USA, LLP
*	31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*	31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Includes management contracts and compensation plans and arrangements
(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-73256), which became effective on February 23, 1994
(2)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-97944), which became effective on February 5, 1996
(3)	Incorporated by reference to our Current Report on Form 8-K filed January 6, 2003
(4)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003
(5)	Incorporated by reference to our Current Report on Form 8-K filed July 15, 2004
(6)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004
(7)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(9)	Incorporated by reference to our Current Report on Form 8-K filed January 3, 2008
(10)	Incorporated by reference to our Current Report on Form 8-K filed June 9, 2009
(11)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AROTECH CORPORATION

Date: April 1, 2013	By:	/s/ Robert S. Ehrlich
Name: Robert S. Ehrlich
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Ehrlich	Chairman Chief Executive Officer and Director	April 1, 2013
Robert S. Ehrlich	(Principal Executive Officer)

/s/ Thomas J. Paup	Vice President – Finance	April 1, 2013
Thomas J. Paup	(Principal Financial Officer)

/s/ Norman E. Johnson	Controller	April 1, 2013
Norman E. Johnson	(Principal Accounting Officer)

/s/ Steven Esses	President and Director	April 1, 2013
Steven Esses

/s/ Jay M. Eastman	Director	April 1, 2013
Dr. Jay M. Eastman

/s/ Edward J. Borey	Director	April 1, 2013
Edward J. Borey

/s/ Seymour Jones	Director	April 1, 2013
Seymour Jones

/s/ Elliot Sloyer	Director	April 1, 2013
Elliot Sloyer

/s/ Michael E. Marrus	Director	April 1, 2013
Michael E. Marrus

/s/ Arthur S. Leibowitz	Director	April 1, 2013
Arthur S. Leibowitz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arotech Corporation:

Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of Arotech Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arotech Corporation and subsidiaries at December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Grand Rapids, Michigan

April 1, 2013

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In U.S. dollars

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,580,627	$2,324,163
Restricted collateral deposits	186,306	1,679,609
Trade receivables	9,639,709	11,883,779
Unbilled receivables	13,374,004	5,722,781
Other accounts receivable and prepaid expenses	1,178,780	1,453,152
Inventories	10,033,525	9,503,171
Discontinued operations – short term	389,272	6,032,625
Total current assets	36,382,223	38,599,280
LONG TERM ASSETS:
Severance pay fund	4,177,488	3,554,877
Other long term receivables	55,156	58,596
Property and equipment, net	4,464,580	4,631,007
Other intangible assets, net	2,238,273	3,153,104
Goodwill	30,562,298	30,421,198
Discontinued operations – long term	–	683,883
Total long term assets	41,497,795	42,502,665
Total assets	$77,880,018	$81,101,945

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In U.S. dollars

	December 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$7,156,327	$6,694,127
Other accounts payable and accrued expenses	4,252,910	3,634,133
Current portion of capitalized leases	–	11,053
Current portion of long term debt	888,839	94,595
Short term bank credit	9,787,779	6,618,431
Deferred revenues	3,798,086	4,019,425
Discontinued operations – short term	588,592	7,306,967
Total current liabilities	26,472,533	28,378,731
LONG TERM LIABILITIES:
Accrued severance pay	6,133,042	5,268,827
Long term portion of capitalized leases	–	495
Long term portion of debt	992,917	1,018,750
Deferred tax liability	4,920,021	4,321,521
Other long term liabilities	27,590	24,345
Discontinued operations – long term	912,813	963,814
Total long-term liabilities	12,986,383	11,597,752
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of December 31, 2012 and 2011; Issued and outstanding: 16,151,298 shares and 15,570,491 shares as of December 31, 2012 and 2011, respectively	161,513	155,705
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of December 31, 2012 and 2011; No shares issued or outstanding as of December 31, 2012 and 2011	–	–
Additional paid-in capital	223,181,705	222,786,426
Accumulated deficit	(185,248,923)	(182,232,246)
Notes receivable from stockholders	(908,054)	(954,647)
Accumulated other comprehensive income	1,234,861	1,370,224
Total stockholders’ equity	38,421,102	41,125,462
Total liabilities and stockholders’ equity	$77,880,018	$81,101,945

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

In U.S. dollars

	December 31,
	2012	2011
Revenues	$80,050,434	$62,135,578

Cost of revenues	62,141,038	45,950,930
Research and development expenses	2,043,718	1,401,868
Selling and marketing expenses	5,487,910	5,254,891
General and administrative expenses	10,052,765	10,677,855
Amortization of intangible assets	1,185,539	1,905,097
Total operating costs and expenses	80,910,970	65,190,641

Operating loss	(860,536)	(3,055,063)

Other income	(8,284)	(43,852)
Allowance for legal settlements, net	–	12,333
Financial expense, net	547,986	331,006
Total other expense	539,702	299,487
Loss from continuing operations before income tax expense	(1,400,238)	(3,354,550)

Income tax expense	628,156	1,608,611
Loss from continuing operations	(2,028,394)	(4,963,161)
Loss from discontinued operations, net of income tax	(988,283)	(6,563,844)
Net loss	(3,016,677)	(11,527,005)
Other comprehensive income, net of income tax - $0 for both years
Foreign currency translation adjustment	(135,363)	(769,515)
Comprehensive loss	$(3,152,040)	$(12,296,520)

Basic and diluted net loss per share – continuing operations	$(0.14)	$(0.35)
Basic and diluted net loss per share – discontinued operations	$(0.07)	$(0.47)
Basic and diluted net loss per share	$(0.21)	$(0.82)

Weighted average number of shares used in computing basic and diluted net loss per share	14,713,583	14,011,566

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In U.S. dollars

	Common stock		Additional paid-in	Accumulated	Notes receivable from	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	stockholders	income (loss)	equity
Balance as of January 1, 2011	14,842,283	$148,423	$221,856,095	$(170,705,241)	$(954,647)	$2,139,739	$52,484,369
Treasury stock purchase and retirement	(75,402)	(754)	(112,544)	–	–	–	(113,298)
Conversion of convertible notes	324,326	3,243	639,176	–	–	–	642,419
Stock based compensation	–	–	408,492	–	–	–	408,492
Restricted stock issued	414,284	4,143	(4,143)	–	–	–	–
Restricted stock units vested	65,000	650	(650)	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	(769,515)	(769,515)
Net loss	–	–	–	(11,527,005)	–	–	(11,527,005)
Balance as of December 31, 2011	15,570,491	$155,705	$222,786,426	$(182,232,246)	$(954,647)	$1,370,224	$41,125,462

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

In U.S. dollars

	Common stock		Additional paid-in	Accumulated	Notes receivable from	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	stockholders	income (loss)	equity
Balance as of January 1, 2012	15,570,491	$155,705	$222,786,426	$(182,232,246)	$(954,647)	$1,370,224	$41,125,462
Stock based compensation	–	–	447,680	–	–	–	447,680
Restricted stock issued	517,582	5,176	(5,176)	–	–	–	–
Restricted stock units vested	63,225	632	(632)	–	–	–	–
Write-down of shareholder loans	–	–	(46,593)	–	46,593	–	–
Foreign currency translation adjustment	–	–	–	–	–	(135,363)	(135,363)
Net loss	–	–	–	(3,016,677)	–	–	(3,016,677)
Balance as of December 31, 2012	16,151,298	$161,513	$223,181,705	$(185,248,923)	$(908,054)	$1,234,861	$38,421,102

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In U.S. dollars

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,016,677)	$(11,527,005)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,087,178	1,103,943
Amortization of intangible assets	1,185,539	1,905,097
Amortization of debt discount	–	39,351
Stock based compensation	447,680	408,492
Adjustment to value of warrants and embedded features on the senior convertible notes	–	(161,339)
Capital (gain) loss from sale of property and equipment	15,668	(150)
Deferred tax provision	598,500	1,658,813
Changes in continuing operating assets and liabilities:
Severance pay, net	241,604	186,238
Trade receivables	2,244,070	186,547
Other accounts receivable and prepaid expenses	277,812	(416,270)
Inventories	(530,354)	(1,735,022)
Unbilled receivables	(7,651,223)	(2,441,960)
Deferred revenues	(221,339)	(1,749,100)
Trade payables	462,200	3,437,054
Other accounts payable and accrued expenses	622,022	(2,026,504)
Discontinued operations, including impairment of goodwill and other long-lived assets	(165,884)	5,315,233
Net cash provided by (used in) operating activities	(4,403,204)	(5,816,582)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(950,132)	(2,633,562)
Additions to capitalized software development	(334,700)	(406,118)
Proceeds from sale of property and equipment	13,713	12,354
Sales of available for sale securities	–	399,449
Decrease (increase) in restricted collateral deposits	1,493,303	(6,820)
Discontinued operations	148,661	(114,674)
Net cash provided by (used in) investing activities	$370,845	$(2,749,371)

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

In U.S. dollars

	2012	2011

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) long term debt	$756,863	$(816,415)
Change in short term bank credit	3,169,348	4,130,226
Purchase of treasury stock	–	(113,298)
Additions to long term debt	–	1,125,000
Discontinued operations	(393,314)	293,509
Net cash provided by (used in) financing activities	3,532,897	4,619,022
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(499,462)	(3,946,931)
CASH DIFFERENCES DUE TO EXCHANGE RATE CHANGES	(212,471)	(97,961)
CASH DIFFERENCES DUE TO EXCHANGE RATE CHANGES – DISCONTINUED OPERATIONS	–	108,689
NET CHANGE IN CASH AND CASH EQUIVALENTS - DISCONTINUED	(31,603)	459,881
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	2,324,163	5,800,485
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$1,580,627	$2,324,163
SUPPLEMENTARY INFORMATION ON NON-CASH AND OTHER TRANSACTIONS:
Interest paid during the year	$400,905	$160,215
Taxes on income paid during the year	$38,118	$160,847
Note conversion to common stock	$–	$642,419

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:–                  GENERAL

a.              Corporate structure:

Arotech Corporation (“Arotech”) and its wholly-owned subsidiaries (the “Company”) provide defense and security products for the military, law enforcement and homeland security markets, including advanced zinc-air and lithium batteries and chargers, and multimedia interactive simulators/trainers. The Company operates primarily through its wholly-owned subsidiaries FAAC Incorporated (“FAAC”), based in Ann Arbor, Michigan with locations in Royal Oak, Michigan and Orlando, Florida; Electric Fuel Battery Corporation (“EFB”), based in Auburn, Alabama; and Epsilor-Electric Fuel Ltd. (“Epsilor-EFL”), based in Dimona, Israel with a location in Beit Shemesh, Israel. EFB and Epsilor-EFL form the Company’s Battery and Power Systems Division. IES Interactive Training (“IES”) and Realtime Technologies (“RTI”) were merged with FAAC in 2007 and 2010, respectively, to create Arotech’s Training and Simulation Division. Pursuant to a management decision in the fourth quarter of 2011 and sale in 2012, the Company’s Armor Division, consisting of M.D.T. Protective Industries, Ltd. (“MDT”), based in Lod, Israel, and MDT Armor Corporation (“MDT Armor”), based in Auburn, Alabama, along with the trade name of Armour of America Incorporated (“AoA”), are reflected as discontinued operations for all periods presented.

b.              Impairment of goodwill and other long-lived assets:

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually and between annual tests in certain circumstances, and written down when impaired. Goodwill is tested for impairment by comparing the fair value of the Company’s reporting units with their carrying value. All of the Company’s continuing reporting units have goodwill. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates and weighted average cost of capital.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 amends the guidance in Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other. Under the revised guidance, when testing goodwill for impairment, the Company has the option of performing a qualitative assessment in order to determine whether it needs to calculate the fair value of a reporting unit. If the Company determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is greater than the carrying amount, the two-step impairment test would not be required. The Company early adopted the ASU in 2011.

In both 2012 and 2011, the Company determined, using qualitative factors, that the goodwill for the Training and Simulation reporting unit was not impaired. In both 2012 and 2011, the Company completed the first step of the quantitative analysis of the goodwill in the Battery and Power Systems reporting unit, in which it computed a fair value of that reporting unit. Because the fair value was greater than the carrying value of the unit at the measurement date, the second step of the quantitative impairment assessment was not required and no goodwill was impaired. Although the valuation for Battery and Power Systems Division exceeded the reporting unit’s carrying value by 14%, the Company will continue to monitor the actual results of the reporting unit versus the forecast used for the impairment review and reevaluate the goodwill as required. Additionally, the Company performed a complete long-lived asset impairment review of the discontinued Armor reporting unit in 2011 that resulted in the full impairment of that unit’s goodwill ($1,792,339) and property and equipment ($1,487,219), as reported in discontinued operating results.

Although the cumulative carrying value of the Company’s reporting units exceeded the Company’s market value as determined by its stock price as of the impairment review, management nevertheless determined that the fair value of the Training and Simulation and Battery and Power Systems reporting units exceeded their respective carrying values, and therefore, there would be no impairment charges relating to goodwill for these reporting units. Several factors contributed to this determination:

•	The long term horizon of the valuation process versus a short term valuation using current market conditions;

•	The valuation by individual business segments versus the market share value based on the Company as a whole, including unallocated corporate costs;

•
The Company’s stock is thinly traded and widely dispersed with minimal institutional ownership, and thus not followed by major market analysts, leading management to conclude that the market in the Company’s securities was not acting as an informationally efficient reflection of all known information regarding the Company and thereby serves to understate their value; and

•	Control premiums reflected in the reporting unit fair values but not in the Company’s stock price.

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

c.              Related parties

The Company has had a consulting agreement with Sampen Corporation since 2005. Sampen is a New York corporation owned by members of the immediate family of one of the Company’s executive officers, and this executive officer is an employee of both the Company and of Sampen. The term of this consulting agreement was extended automatically for an additional term of two years until December 31, 2014, unless either Sampen or the Company terminates the agreement sooner.

Pursuant to the terms of the Company’s agreement with Sampen, Sampen provides one of its employees to the Company for such employee to serve as the Company’s President. The Company pays Sampen $12,800 per month, plus an annual bonus, on a sliding scale, in an amount equal to a minimum of 20% of Sampen’s annual base compensation then in effect, up to a maximum of 75% of its annual base compensation then in effect if the results the Company actually attained for the year in question are 120% or more of the amount the Company budgeted at the beginning of the year. The Company also pays Sampen to cover the cost of the Company’s use of Sampen’s offices as an ancillary New York office and the attendant expenses and insurance costs, an amount equal to 16% of each monthly payment of base compensation.

During the years ended December 31, 2012 and 2011, the Company incurred a total of $185,856 each year related to Sampen.

On February 9, 2000, Mr. Ehrlich, the Company’s Chief Executive Officer, exercised 9,404 stock options. Mr. Ehrlich paid the exercise price of the stock options and certain taxes that the Company paid on his behalf by giving the Company a non-recourse promissory note due in 2025 in the amount of $329,163, bearing annual interest at 1% over the then-current federal funds rate announced from time to time by the Wall Street Journal, secured by the shares of the Company’s common stock acquired through the exercise of the options and certain compensation due to Mr. Ehrlich upon termination. As of December 31, 2012 and 2011, the aggregate amount outstanding pursuant to this promissory note was $452,995.  Additionally, there is a former employee with the same arrangement.

On June 10, 2002, Mr. Ehrlich exercised 3,571 stock options. Mr. Ehrlich paid the exercise price of the stock options by giving the Company a non-recourse promissory note due in 2012 in the amount of $36,500, bearing simple annual interest at a rate equal to the lesser of (i) 5.75%, and (ii) 1% over the then-current federal funds rate announced from time to time, secured by the shares of the Company’s common stock acquired through the exercise of the options. As of December 31, 2012, the aggregate amount outstanding pursuant to this promissory note was $46,593, which was not repaid and was charged to paid in capital in the fourth quarter of 2012. Pursuant to the terms of the note, the shares of stock securing the note were returned to the Company and retired in 2013 when the loan was not repaid.

d.              Discontinued operations

In December 2011, the Company’s Board of Directors approved management’s plan to sell the Armor Division. On March 8, 2012, the Company signed a non-binding letter of intent to sell the division to an Israeli public company.  The sale of the assets was completed in June 2012 at a cash purchase price of $50,000. Unless otherwise indicated, discontinued operations are not included in the Company’s reported results.

Unless otherwise noted, amounts and disclosures throughout the Notes to Consolidated Financial Statements relate to the Company’s continuing operations. The assets and liabilities of the discontinued operation after impairment, the revenues and expenses of the discontinued operation and a list of unusual expenses relating to the discontinued operation are shown below.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:–                  GENERAL (Cont.)

ASSETS AND LIABILITIES – DISCONTINUED	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$106,548	$74,945
Restricted collateral deposits	44,827	193,488
Trade receivables	164,824	2,131,599
Other accounts receivable and prepaid expenses	73,073	133,149
Inventories	–	3,499,444
Total current assets	389,272	6,032,625
LONG TERM ASSETS:
Severance pay fund	–	683,883
Total long term assets	–	683,883
Total assets	$389,272	$6,716,508
LIABILITIES
CURRENT LIABILITIES:
Trade payables	$75,862	$4,165,367
Other accounts payable and accrued expenses	453,443	2,250,584
Current portion of long term debt (building mortgage)	59,287	401,600
Deferred revenues	–	489,416
Total current liabilities	588,592	7,306,967
LONG TERM LIABILITIES
Long term debt (building mortgage)	912,813	963,814
Total long-term liabilities	912,813	963,814
Total liabilities	$1,501,405	$8,270,781

REVENUE AND EXPENSES – DISCONTINUED	December 31,
	2012	2011
Revenues	$6,890,664	$17,411,879

Cost of revenues	6,476,082	15,924,925
Research and development expenses	–	643,201
Selling and marketing expenses	301,990	835,957
General and administrative expenses	493,868	2,504,746
Impairment of long lived assets	–	3,279,558
Amortization of intangible assets	–	13,350
Total operating costs and expenses	7,271,940	23,201,737

Operating loss	(381,276)	(5,789,858)

Other (income) expense	(288,594)	20,909
Financial expense, net	66,111	483,624
Loss from affiliated company	–	269,453
Total other expense	(222,483)	773,986
Loss before income tax benefit	(158,793)	(6,563,844)
Income tax benefit	–	–
Net loss	$(158,793)	$(6,563,844)
Loss on sale, net of $0 income taxes	$(829,490)	$–

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:–                  GENERAL (Cont.)

Non-recurring charges related to discontinued operations	Year Ended December 31, 2011
Impairment of goodwill and intangibles	$1,792,339
Impairment of property and equipment, net	1,487,219
Write off of affiliated company loan and investment	269,453
Adjustments to severance - Israel	301,876
Total	$3,850,887

The Company retained the facility used by the Armor operations and currently leases it to the buyer of those operations under a three year operating lease for $9,300 per month.  The Company is marketing the facility for sale (it is included within Discontinued Operations), and it has no recorded book value as of December 31, 2012. The Company remains responsible for the outstanding mortgage on this facility, which was $950,000 as of December 31, 2012 (as further described in Note 11), and which it expects to either transfer with the sale of the facility or pay off with the related sales proceeds plus other available cash resources as necessary

NOTE 2:–                  SIGNIFICANT ACCOUNTING POLICIES

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

b.              Financial statements in U.S. dollars:

A majority of the revenues of the Company are generated in U.S. dollars (“dollars”). In addition, a substantial portion of the Company’s costs are incurred in dollars. Management believes that the dollar is the primary currency of the economic environment in which the Company operates. Thus, the functional and reporting currency of the Company including most of its subsidiaries is the dollar. Accordingly, monetary accounts maintained in currencies other than dollars are remeasured into dollars, with resulting gains and losses reflected in the consolidated statements of operations as financial income or expenses, as appropriate.

The majority of transactions of MDT (discontinued) and Epsilor-EFL are in New Israel Shekels (“NIS”) and a substantial portion of MDT’s and Epsilor-EFL’s costs is incurred in NIS. Management believes that the NIS is the functional currency of MDT and Epsilor-EFL. Accordingly, the financial statements of MDT and Epsilor-EFL have been translated into dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the weighted average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. All accumulated other comprehensive income related to the Armor Division, in the amount of $189,969, was recorded as an adjustment to the loss on sale in discontinued operations. As of December 31, 2012, all accumulated other comprehensive income represents foreign currency translation adjustments.

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

f.               Marketable securities:

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Investment in securities are classified as available-for-sale and stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of operations. The Company did not hold any marketable securities at either December 21, 2012 or 2011.

g.              Inventories:

Inventories are stated at the lower of cost or market value. Inventory write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence and for market prices lower than cost. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made to write inventory down to its market value. In 2012 and 2011, the Company wrote off $57,000 and $145,000, respectively, of obsolete inventory, which has been included in the cost of revenues.

Cost is determined as follows:

Raw and packaging materials – by the average cost method or FIFO.

Work in progress – represents the cost of manufacturing with additions of allocable indirect and direct manufacturing costs.

Finished products – on the basis of direct manufacturing costs with additions of allocable indirect manufacturing costs.

h.              Property and equipment:

Property and equipment are stated at cost net of accumulated depreciation and investment grants received from the State of Israel for investments in fixed assets under the Law for the Encouragement of Capital Investments, 5719-1959 (the “Investments Law”). The Company did not receive any investment grants in 2012 and 2011.

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

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

i.               Revenue recognition:

The Company is a defense and security products and services company, engaged in two business areas: interactive simulation for military, law enforcement and commercial markets; and batteries and charging systems for the military. During 2012 and 2011, the Company recognized revenues (i) from the sale and customization of interactive training systems and from the maintenance services in connection with such systems (Training and Simulation Division); (ii) from the sale of batteries, chargers and adapters to the military, and under certain development contracts with the U.S. Army (Battery and Power Systems Division); and (iii) from the sale of lifejacket lights (Battery and Power Systems Division).

Revenues from products sold by the Battery and Power Systems Division are recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable, collectability is probable, and no further obligation remains. Typically revenue is recognized, per the contract, when the transaction is entered into the U.S. Government’s Wide Area Workflow system, which occurs after the products have been accepted at the plant or when shipped. Sales to other entities are recorded in accordance with the contract, either when shipped or delivered. Normally, in this division, there are no further obligations that would preclude the recognition of revenue.

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

Deferred revenues include unearned amounts received under maintenance and support services, customer prepayments and billing in excess of costs and estimated earnings on uncompleted contracts.

j.               Warranty:

The Company typically offers a one to two year warranty for most of its products. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. The Company estimates the costs that may be incurred under its basic limited warranty, including parts and labor, and records deferred revenue in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty costs include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its reserves and adjusts the amounts as necessary. (See Note 17.)

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

k.              Research and development cost:

The Company capitalizes certain software development costs, subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model or a detailed program design. Research and development costs incurred in the process of developing product improvements or new products are generally charged to expenses as incurred. Significant costs incurred by the Company between completion of the working model or a detailed program design and the point at which the product is ready for general release have been capitalized. Capitalized software costs will be amortized by the greater of the amount computed using: (i) the ratio that current gross revenues from sales of the software bears to the total of current and anticipated future gross revenues from sales of that software, or (ii) the straight-line method over the estimated useful life of the product (one to three years). The Company assesses the net realizable value of this intangible asset on a regular basis by determining whether the amortization of the asset over its remaining life can be recovered through undiscounted future operating cash flows from the specific software product sold. Based on its most recent analyses, management believes that no impairment of capitalized software development costs exists as of December 31, 2012.

In 2012 and 2011, the Training and Simulation Division capitalized approximately $335,000 and $406,000, respectively, in software development costs that will be amortized on a straight-line method over 2 years, the useful life of the software.

l.               Income taxes:

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liability account balances are determined based on tax credit carryforwards and differences between the financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

The Company has adopted the provisions of the FASB ASC 740-10. FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company’s determinations and estimates prove to be inaccurate, the resulting adjustments could be material to the Company’s future financial statements.

m.             Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted collateral deposits and trade receivables. Cash and cash equivalents are invested mainly in U.S. dollar deposits with major Israeli and U.S. banks. Such deposits in the U.S. may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The trade receivables of the Company are mainly derived from sales to customers located primarily in the United States and Israel along with the countries listed in footnote 16.c. Management believes that credit risks are moderated by the diversity of its end customers and geographical sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition. An allowance for doubtful accounts is determined with respect to those accounts that the Company has determined to be doubtful of collection.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company had no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

n.              Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year, plus dilutive common stock equivalents related to outstanding stock options, non-vested restricted stock, warrants and convertible debt. All common stock equivalents have been excluded from the calculation of the diluted net loss per common share because all such securities are anti-dilutive for all periods presented. The total weighted average number of shares related to the outstanding common stock equivalents excluded from the calculations of diluted net loss per share was 614,968 and 701,411 for the years ended December 31, 2012 and 2011, respectively.

o.              Accounting for stock-based compensation:

Stock-based awards to employees are recognized as compensation expense based on the calculated fair value on the date of grant. The Company determines the fair value of options using the Black-Scholes option pricing model. This model requires subjective assumptions, including future stock price volatility and expected term.

The Company did not grant any options in 2012 or 2011. The Company assumed a 20% forfeiture rate on existing options for both years. The Company typically uses a 5-10% forfeiture rate for restricted stock and restricted stock units and adjusts both forfeiture rates based on historical forfeitures. Each restricted stock unit is equal to one share of Company stock and is redeemable only for stock.

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

The fair values of long-term promissory notes are estimated by discounting the future cash flows using current interest rates for loans of similar terms and maturities. The carrying amount of the long-term liabilities approximates their fair value (Level 3).

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

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In addition, according to certain employment agreements, the Company is obligated to provide for a special severance pay in addition to amounts due to certain employees pursuant to Israeli severance pay law. As of December 31, 2012, the Company had made a provision of $217,733 for this special severance pay. As of December 31, 2012 and 2011, the unfunded severance pay in that regard amounted to $1,267,844 and $1,050,111, respectively.

Pursuant to the terms of the respective employment agreements between the Company and its Chief Executive Officer and its President, funds to secure payment of their respective contractual severance amounts are to be deposited for their benefit, with payments to be made pursuant to an agreed-upon schedule. These funds continue to be owned by the Company, which benefits from all gains and bears the risk of all losses resulting from investments of these funds.

The deposited funds include profits and losses accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The fair value of the deposited funds is based on the cash surrender value of these policies and includes immaterial profits.

In April 2009, the Company, with the agreement of its Chief Executive Officer and its President, funded an additional portion of their severance security by means of issuing to them, in trust, restricted stock having a value (based on the closing price of the Company’s stock on the Nasdaq Stock Market on the date on which the executives and the Company’s board of directors agreed to this arrangement) of $440,000, a total of 602,740 shares. The Company agreed with the executives that the economic risk of gain or loss on these shares is to be borne by them. Should they leave the Company’s employ under circumstances in which they are not entitled to their severance package (primarily, termination for Cause as defined in their employment agreement), these shares would be returned to the Company for cancellation and because of this, these shares are not included in the basic EPS calculation.

Severance expenses for continuing operations for the years ended December 31, 2012 and 2011 amounted to $19,216 and $249,010, respectively.

r.               Advertising costs:

The Company records advertising costs as incurred. Advertising expense for the years ended December 31, 2012 and 2011 was approximately $155,887 and $166,701, respectively.

s.              New accounting pronouncements:

Effective January 1, 2011, the Company adopted ASU 2009-13, “Revenue Recognition (Accounting Standards Codification ASC 605 – Multiple-Deliverable Revenue Arrangements”) and ASU 2009-14, “Software ASC 985 – Certain Revenue Arrangements That Include Software Elements.” ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) VSOE or ii) third-party evidence (“TPE”), before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities are required to estimate the selling prices of those elements. Overall arrangement consideration is allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. Additionally, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software that is not essential to the product’s functionality. ASU 2009-14 requires the same expanded disclosures that are included within ASU 2009-13. The impact of adoption did not have a significant impact on the Company’s consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.” ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the disclosure standard in January 2012.

In July 2012, the FASB issued ASU 2012-02 “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Under the amendments in ASU 2012-02, an entity is not required to calculate the fair value of an indefinite-lived intangible asset unless it determines that it is more likely than not that the fair value of the asset is less than its carrying amount. An entity also will have the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. ASU 2012-02 is effective for interim and annual indefinite-lived intangible asset impairment tests performed for fiscal years beginning on or after September 15, 2012, with early adoption permitted. The Company’s adoption of ASU 2012-02 is not expected to have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. The ASU requires an entity to report, either on the face of the statement where net income is presented or in the notes to the financial statements, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in their entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this ASU apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP and that report items of other comprehensive income. For public entities, the amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2012. The impact of adoption of this ASU by the Company is not expected to be material.

No other new accounting pronouncements issued or effective during 2012 have had or are expected to have a significant impact on the Company’s consolidated financial statements.

t.               Share repurchase:

In February 2009, the Company’s Board of Directors authorized the repurchase in the open market or in privately negotiated transactions of up to $1,000,000 of the Company’s common stock. Through December 31, 2012, the Company repurchased 638,611 shares for a total of $869,931. The repurchase program, which expires on August 13, 2013, is subject to management’s discretion.

u.              Reclassification:

Prior period amounts are reclassified, when necessary, to conform to the current period presentation.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 3:–                 RESTRICTED COLLATERAL DEPOSITS

The following is a summary of restricted collateral deposits as of December 31, 2012 and 2011:

	December 31,
	2012	2011

Deposits in connection with Epsilor projects	$40,164	$39,239
Deposits in connection with FAAC projects	146,142	1,640,370
Total restricted collateral deposits	$186,306	$1,679,609

NOTE 4:–                  OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

The following is a summary of other accounts receivable and prepaid expenses as of December 31, 2012 and 2011:

	December 31,
	2012	2011

Government authorities	$101,509	$405,961
Employees	184,423	131,764
Prepaid expenses	552,568	746,331
Other	340,280	169,096
Total	$1,178,780	$1,453,152

NOTE 5:–                  INVENTORIES

	December 31,
	2012	2011
Raw and packaging materials	$7,455,426	$7,688,821
Work in progress	363,415	1,025,030
Finished products	2,214,684	789,320
Total	$10,033,525	$9,503,171

NOTE 6:–                  PROPERTY AND EQUIPMENT, NET

a.                 Composition of property and equipment is as follows:

	December 31,
	2012	2011
Cost:
Computers and related equipment	$2,290,850	$2,247,918
Motor vehicles	492,584	443,483
Office furniture and equipment	1,068,526	1,229,241
Machinery, equipment and installations	5,755,750	5,193,498
Buildings	1,376,036	1,350,820
Land	300,000	300,000
Leasehold improvements	1,107,649	1,030,546
Demo inventory	1,617,416	1,605,494
	$14,008,811	$13,401,000

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 6:–                  PROPERTY AND EQUIPMENT, NET (Cont.)

	December 31,
Accumulated depreciation:	2012	2011
Computers and related equipment	$2,102,237	$2,015,704
Motor vehicles	186,224	119,699
Office furniture and equipment	956,471	1,030,360
Machinery, equipment and installations	4,119,078	3,645,155
Buildings	82,103	20,257
Leasehold improvements	828,920	761,429
Demo inventory	1,269,198	1,177,389
	9,544,231	8,769,993
Property and equipment, net	$4,464,580	$4,631,007

b.                 Depreciation expense amounted to $1,087,178 and $1,103,943 for the years ended December 31, 2012 and 2011, respectively.

As for liens, see Note 10.d.

NOTE 7:–                  GOODWILL AND OTHER INTANGIBLE ASSETS, NET

a.              Goodwill

The Company allocates goodwill acquired in a business combination to the appropriate reporting unit as of the acquisition date. Currently, the Company’s reporting units are also its reportable segments and the associated goodwill was determined when the specific businesses in the reportable segments were purchased.

A summary of the goodwill by business segment is as follows:

	December 31, 2011	Additions	Adjustments (currency)	December 31, 2012
Training and Simulation Division	$24,435,641	$–	$–	$24,435,641
Battery and Power Systems Division	5,985,557	–	141,100	6,126,657
Total	$30,421,198	$–	$141,100	$30,562,298

b.              Other intangible assets:

		December 31,
		2012		2011
	Useful life	Cost	Net book value	Cost	Net book value
Technology	4-8 years	$6,788,000	$189,429	$6,788,000	$284,143
Capitalized software costs	1-3 years	3,690,416	491,433	3,355,716	616,819
Trademarks	10 years	28,000	14,000	28,000	16,800
Backlog/customer relationship	1-10 years	744,000	31,000	744,000	37,200
Customer list	2-10 years	6,773,645	621,740	6,773,645	1,243,480
		18,024,061	$1,347,602	17,689,361	$2,198,442
Exchange rate differences		91,671		155,663
Less - accumulated amortization		(16,676,459)		(15,490,920)
Amortized cost		1,439,273		2,354,104
Trademarks (indefinite lives)		799,000		799,000
Net book value		$2,238,273		$3,153,104

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 7:–                  GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Cont.)

Amortization expense amounted to $1,185,539 and $1,905,097 for the years ended December 31, 2012 and 2011, respectively, including amortization of capitalized software costs of $460,085 and $603,393, respectively.

c.              Estimated amortization expenses for the years shown is as follows:

Year ending December 31,
2013	$1,089,442
2014	231,160
2015	27,000
2016	–
Total	$1,347,602

Goodwill and other intangible assets are adjusted on a quarterly basis for any change due to currency fluctuations and any variation is included in the accumulated other comprehensive income on the Balance Sheet.

NOTE 8:–                  SHORT-TERM BANK CREDIT AND LOANS

The Company has $10,723,000 authorized in credit lines from certain banks, of which $723,000 is denominated in NIS ($168,000 was outstanding as of December 31, 2012) and carries various interest rates up to 8.2%. The primary line of $10,000,000, subject to borrowing base limitations and outstanding letters of credit, is denominated in U.S. dollars. This line carries an interest rate of 30 day LIBOR plus 375 basis points which was 3.96% as of December 31, 2012. As of December 31, 2012, $9,620,000 was borrowed under the Company’s primary line. Approximately $380,000 of credit on the primary line was available at December 31, 2012. The Company’s primary credit facility and the Company’s building mortgage with the same bank contains certain covenants, including limiting the Company’s distributions to Arotech affiliates to $4,000,000, and meeting a Fixed Charge Coverage Ratio of not less than 1.1 to 1.0. The Company was in compliance with both of these covenants at December 31, 2012. Additionally, the loan is collateralized by the assets of Arotech and its subsidiaries.

In February 2013, to support the Company’s growth, our primary bank increased the Company’s credit line by 50%, from $10,000,000 to $15,000,000, and the expiration of the credit line was extended to May 31, 2015. The new credit agreement carries an interest rate of 30 day LIBOR plus 375 basis points and an unused line of credit fee of 0.35%. The new credit agreement also contains certain covenants, which are measured on a rolling twelve-month basis, limiting the Maximum Increase in Net Advance to Affiliates to less than 90% of EBITDA and meeting a Fixed Charge Coverage Ratio of not less than 1.1 to 1.0. It is expected that the Company will be in compliance with these covenants during 2013.

Previously, the Company had a $10.0 million credit facility with another bank that expired April 30, 2012 and a building mortgage with the same bank which contained certain covenants, including limiting the Company’s distributions to Arotech affiliates, limiting the Company’s operating cash flow to total fixed charges to a ratio of 1.25 to 1.00 and limiting the Company’s total liabilities to adjusted tangible net worth to a ratio of 2.50 to 1.00.

NOTE 9:–                  OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following is a summary of other accounts payable and accrued expenses as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Employees and payroll accruals	$3,003,048	$2,083,209
Accrued vacation pay	811,910	758,093
Accrued expenses	369,800	530,079
Government authorities	68,152	262,752
Total	$4,252,910	$3,634,133

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 10:–               COMMITMENTS AND CONTINGENT LIABILITIES

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

Royalties paid or accrued for the years ended December 31, 2012 and 2011 to the OCS amounted to zero and $1,946, respectively.

b.              Lease commitments:

The Company rents its facilities under various operating lease agreements, which expire on various dates through 2018. The minimum rental payments under non-cancelable operating leases are as follows:

Minimum rental payments	December 31
2013	$860,306
2014	441,333
2015	362,624
2016	366,959
2017	371,294
Thereafter	98,266
Total	$2,500,782

Total rent expenses for the years ended December 31, 2012 and 2011 were $924,864 and $901,216, respectively.

The existing capital leases have terms from 3 to 5 years and are for equipment purchases. The equipment is classified under machinery and equipment in property and equipment.

The table below details the original value, accumulated depreciation and net book value of the assets included.

Leased Assets	December 31,
	2012	2011
Equipment	$77,654	$77,654
Less: Accumulated depreciation	(77,654)	(52,164)
Net book value	$–	$25,490

There are no remaining capital lease obligations.

c.              Guarantees:

The Company obtained bank guarantees in the amount of $427,783 in connection with (i) obligations of one of the Company’s subsidiaries to the Israeli customs authorities, and (ii) the obligation of one of the Company’s subsidiaries to secure the return of products loaned to the Company from one of its customers.

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

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 10:–               COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

The Company has $723,000 in credit liens collateralized by the assets of the Company and guaranteed by the Company.

Epsilor-EFL has recorded a lien on all of its assets in favor of its banks to secure lines of credit. In addition Epsilor-EFL has a specific pledge on assets in respect of which government guaranteed loans were given.

e.              Litigation and other claims:

As of the date of this filing, there were no material pending legal proceedings against the Company.

NOTE 11:–               LONG TERM DEBT

a.              Subordinated convertible notes due August 15, 2011:

In August 2008, the Company issued $5,000,000 in 10% subordinated convertible notes due August 15, 2011 (the “Notes”). The Notes were convertible at the option of the holders at a fixed conversion price of $2.24. The principal amount of the Notes was payable over a period of three years, with the principal amount being amortized in eleven payments payable at the Company’s option in cash and/or stock, by requiring the holders to convert a portion of their Notes into shares of the Company’s common stock, provided certain conditions were met. The failure to meet such conditions could have made the Company unable to pay its Notes, causing it to default.

As of December 31, 2011, the Notes were paid in full and all associated warrants had expired.

b.              Mortgage Note, Ann Arbor, Michigan:

In July 2011, the Simulation and Training Division purchased a building for $1,500,000 containing both office and lab space.  The building was financed with a $1,100,000 mortgage loan that was obtained through the Company’s primary bank. The note requires a payment (principal and interest) of approximately $8,000 per month at an interest rate of LIBOR plus 375 basis points per annum with a balloon payment due in May 2017. In December 2012, FAAC leased surplus space of the purchased building to a non-profit organization for $6,300 per month as office space for a term of 10 years with an option to terminate the lease with a one year prior notice in May 2018. (See Note 8 for the relevant covenants relating to the mortgage.)

c.              Mortgage Note, Auburn, Alabama:

In March 2007, the Company purchased space for the now-discontinued Armor Division in Auburn, Alabama for approximately $1,100,000 pursuant to a seller-financed secured purchase money mortgage. Half the mortgage is payable over ten years in equal monthly installments based on a 20-year amortization of the full principal amount, and the remaining half is payable at the end of ten years in a balloon payment. The note requires a payment (principal and interest) of approximately $9,300 per month at an interest rate of 8.0% per annum. The Company is currently leasing this building to the buyer of the Armor Division for approximately $9,300 per month under a three year lease.

d.              Term loans, Israel:

In February 2012, the Company negotiated a short term loan with a local bank in Israel. The funds were released to the Company in three tranches of $250,000 each in February, March and April 2012.  The interest rate for this loan is prime plus 1.2% and will be repaid in three tranches in February, March and April 2013. The balance of this loan as of December, 2012 was $811,834. The Company has additional long term debt outstanding of approximately $2,000 for a vehicle loan. This amount is payable in 2013.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 11:–               LONG TERM DEBT (Cont.)

e.              Minimum loan payments:

Minimum loan payments	Continuing	Discontinued
2013	$888,839	$59,287
2014	55,000	40,382
2015	55,000	43,734
2016	55,000	47,356
2017	55,000	781,341
Thereafter	772,917	–
Total	$1,881,756	$972,100

NOTE 12:–               COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Billings in excess of costs generated under the percentage-of-completion method are recorded as deferred revenues until the revenue recognition criteria are met. Deferred revenues include unearned amounts received under maintenance and support services, customer deposits of $16,202 and $55,201 for 2012 and 2011 respectively, and billing in excess of costs and estimated earnings on uncompleted contracts.

The following is a summary of the costs and estimated earnings on uncompleted contracts as of December 31, 2012 and 2011. Open contracts are expected to be completed in the following year:

	Year ended December 31,
	2012	2011
Costs incurred on uncompleted contracts	$111,128,026	$82,310,317
Estimated earnings	18,649,855	18,064,955
	129,777,881	100,375,272
Less billings to date	(117,503,299)	(96,059,555)
Total	$12,274,582	$4,315,717

Unbilled receivables	$13,374,004	$5,722,781
Billings in excess of costs (included in deferred revenues)	(1,099,422)	(1,407,064)
Total	$12,274,582	$4,315,717

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:–               STOCKHOLDERS’ EQUITY (Cont.)

c.              The Company has adopted the following stock award plans, whereby options may be granted for purchase of shares of the Company’s common stock and where restricted shares and restricted stock units may be granted and approved by the Board of Directors. Each restricted stock unit is equal to one share of Company stock and is redeemable only for stock. Under the terms of the award plans, the Board of Directors or the designated committee grants options, restricted stock and restricted stock units.  The Board of Directors or the designated committee also determines the vesting period and the exercise terms:

1.              2007 Non-Employee Director Equity Compensation Plan – 750,000 shares reserved for issuance, of which 400,307 were available for future grants to outside directors as of December 31, 2012.

2.              2009 Equity Incentive Plan – 5,000,000 shares reserved for issuance, of which 3,265,555 were available for future grants to employees and consultants as of December 31, 2012.

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

4.              Deferred stock compensation is amortized and recorded as compensation expense ratably over the vesting period of the option or the restriction period of the restricted shares and restricted stock units. The stock compensation expense that has been charged in the consolidated statements of operations in respect of options, restricted shares and restricted stock units to employees and directors in 2012 and 2011 was $447,680 and $408,492, respectively. The calculated intrinsic value of vested and unvested options for 2012 and 2011 was zero.

5.              A summary of the status of the Company’s plans and other share options, restricted shares and restricted stock units granted as of December 31, 2012 and 2011, and changes during the years ended on those dates, is presented below:

Stock Options:

	2012		2011
	Amount	Weighted average exercise price	Amount	Weighted average exercise price
Options outstanding at beginning of year	64,953	$7.80	186,714	$6.36
Changes during year:
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	(52,725)	8.34	(121,761)	5.60
Options outstanding at end of year	12,228	$5.46	64,953	$7.80
Options vested at end of year	12,228	$5.46	64,953	$7.80

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:–               STOCKHOLDERS’ EQUITY (Cont.)

Restricted Shares and Restricted Stock Units:

	2012		2011
	Shares	Weighted average fair value at grant date	Shares	Weighted average fair value at grant date
Non-vested at the beginning of the year	636,488	$1.43	406,813	$1.60
Changes during year:
Restricted stock granted	517,582	$1.17	414,284	$1.32
Restricted units granted	60,000	$1.67	120,000	$1.67
Vested	(310,497)	$1.29	(304,609)	$1.47
Forfeited	(59,303)	$1.49	–	$–
Non-vested at the end of the year	844,270	$1.30	636,488	$1.43
Restricted shares vested at end of year	2,353,996	$1.97	2,043,499	$2.07

6.              The remaining total compensation cost related to non-vested restricted share and restricted stock unit awards not yet recognized (before applying a forfeiture rate) in the income statement as of December 31, 2012 was $327,750. The weighted average period over which this compensation cost is expected to be recognized is approximately two years.

7.              On January 1, 2009, the Company adopted FASB ASC 260-45-28, Share-Based Payment Arrangements, which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of diluted earnings per share using the two class method. The Company has determined that the unvested restricted stock issued to our employees and directors are “participating securities” and as such, are included, net of estimated forfeitures, in the total shares used to calculate the Company’s diluted loss per share unless a net loss is reported, in which situation unvested stock awards are excluded from the number of shares outstanding for both basic and diluted earnings per share calculations..

NOTE 14:–               INCOME TAXES

a.              General:

As of December 31, 2012, Arotech has net operating loss carryforwards for U.S. federal income tax purposes of $43,300,000, which are available to offset future taxable income, if any, expiring in 2020 through 2032. Utilization of U.S. net operating losses is subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

At December 31, 2012, the Company had net deferred tax assets before valuation allowance of $43,942,000. The deferred tax assets are primarily composed of federal, state and foreign tax net operating loss (“NOL”) carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset its net deferred tax asset. Additionally, the future utilization of the Company’s NOL carryforwards to offset future taxable income is subject to a substantial annual limitation as a result of IRC Section 382 changes that have occurred. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

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

The Company has also reevaluated its income tax positions under FASB ASC 740-10 as of December 31, 2012 and the Company believes that it has no material uncertain tax positions and therefore has no uncertain tax position reserves and does not expect to provide for any such reserves. The Company does not believe that the unrecognized tax benefits will change within 12 months of this reporting date. It is the Company’s policy that any assessed penalties and interest on uncertain tax positions would be charged to income tax expense.

The Company does not provide for U.S. federal income taxes on the undistributed earnings of its foreign subsidiaries because such earnings are re-invested and, in the opinion of management, will continue to be re-invested indefinitely.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. The Company is no longer subject to IRS examination for periods prior to 2009, although carryforward losses that were generated prior to 2010 may still be adjusted by the IRS if they are used in a future period. Additionally, the Company is no longer subject to examination in Israel for periods prior to 2007.

The Company files consolidated tax returns for its U.S. entities.

b.              Israeli subsidiary (Epsilor-EFL):

Effective January 1, 2011 Epsilor-EFL’s tax rate was 10% in 2011 and 2012 and will be reduced to 6% by 2015. In addition, dividends paid from the profits of Epsilor-EFL are subject to tax at the rate of 15% in the hands of their recipient and tax exempt on dividends paid to Israeli company. As of December 31, 2012, there are no tax exempt profits earned by Epsilor–EFL by Israel law that will be distributed as a dividend and accordingly no deferred tax liability was recorded as of December 31, 2012. Furthermore, management has indicated that it has no intention of declaring any dividend.

c.              Merger of Epsilor and EFL:

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

As of December 31, 2012, the Merged Company has tax loss carryforwards, generated by EFL, of $84,000,000, which is available indefinitely to offset future taxable income.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–               INCOME TAXES (Cont.)

d.              Consolidated deferred income taxes:

Deferred income taxes reflect tax credit carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2012	2011
U.S. operating loss carryforward	$17,286,287	$16,420,226
Foreign operating loss carryforward	21,366,068	20,938,603
Total operating loss carryforward	38,652,355	37,358,829

Temporary differences:
Compensation and benefits	2,026,176	1,895,519
Warranty reserves	1,005,118	1,033,796
Foreign temporary differences	797,247	948,720
All other temporary differences	1,461,543	2,443,919
Total temporary differences	5,290,084	6,321,954

Deferred tax asset before valuation allowance	43,942,439	43,680,783
Valuation allowance	(43,942,439)	(43,680,783)

Total deferred tax asset	$–	$–

Deferred tax liability	$4,920,021	$4,321,521

The Company provided valuation allowances for the deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that it is more likely than not that the deferred tax assets related to the operating loss carryforwards and other temporary differences will not be realized. The change in the valuation allowance during 2012 was $261,000.

e.              Loss from continuing operations before taxes on income are as follows:

	Year ended December 31
	2012	2011
Domestic	$260,481	$(1,965,158)
Foreign	(1,660,719)	(1,389,392)
	$(1,400,238)	$(3,354,550)

f.               Taxes on income were comprised of the following:

	Year ended December 31
	2012	2011
Current federal taxes	$–	$–
Current state and local taxes	29,656	(69,734)
Deferred taxes	598,500	1,678,345
Expense	$628,156	$1,608,611

Domestic	$628,156	$959,027
Foreign	–	649,584
Expense	$628,156	$1,608,611

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–               INCOME TAXES (Cont.)

g.              A reconciliation between the theoretical tax expense, assuming all income is taxed at the U.S. federal statutory tax rate applicable to income of the Company and the actual tax expense as reported in the Statements of Operations is as follows:

	Year ended December 31,
	2012	2011
Loss from continuing operations before taxes	$(1,400,238)	$(3,354,550)

Statutory tax rate	34%	34%
Theoretical income tax on the above amount at the U.S. statutory tax rate	$(476,081)	$(1,140,547)
Deferred taxes for which valuation allowance was provided	860,390	2,685,812
Non-deductible credits	64,726	8,035
State taxes, net of federal benefit	29,656	(69,734)
Foreign income in tax rates other than U.S. rate	149,465	125,045

Actual tax expense	$628,156	$1,608,611

NOTE 15:–               SELECTED STATEMENTS OF OPERATIONS DATA

Financial income (expense), net:

	Year ended December 31,
	2012	2011
Financial expenses:
Interest, bank charges and fees	$(588,678)	$(350,330)
Debt discount amortization	–	(39,351)
Foreign currency transaction differences	(9,701)	(279,190)
Other	(15,668)	(4,473)
Total financial expenses	(614,047)	(673,344)

Financial income:
Interest	–	114,925
Foreign currency transaction differences	66,061	208
Change in derivative values	–	226,954
Other	–	251
Total financial income	66,061	342,338

Total financial income (expense), net	$(547,986)	$(331,006)

NOTE 16:–               SEGMENT INFORMATION

a.              General:

The Company operates in two continuing business segments (see Note 1.a. for a brief description of the Company’s business).

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 16:–               SEGMENT INFORMATION (Cont.)

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on two primary factors: the segment’s operating income and the segment’s contribution to the Company’s future strategic growth.

b.              The following is information about reported segment gains, losses and assets:

	Training and Simulation Division	Battery and Power Systems Division	Corporate Expenses	Discontinued operations	Total Company
2012
Revenues from outside customers	$59,270,768	$20,779,666	$–	$–	$80,050,434
Depreciation and amortization expenses (1)	(1,105,958)	(1,118,104)	(48,655)	–	(2,272,717)
Direct expenses (2)	(53,055,151)	(19,974,339)	(5,600,479)	–	(78,629,969)
Segment net income (loss)	5,109,659	(312,777)	(5,649,134)	–	(852,252)
Financial expenses	(43,221)	(7,639)	(497,126)	–	(547,986)
Income tax expense (benefit)	(7,688)	–	635,844	–	628,156
Net income (loss) – continuing operations	5,074,126	(320,416)	(6,782,104)	–	(2,028,394)
Net loss – discontinued operations	–	–	–	(988,283)	(988,283)
Net income (loss)	$5,074,126	$(320,416)	$(6,782,104)	$(988,283)	$(3,016,677)
Segment assets	$51,302,000	$26,013,955	$174,791	$389,272	$77,880,018
Additions to long-lived assets	$550,634	$734,198	$–	$–	$1,284,832

2011
Revenues from outside customers	$42,881,573	$19,254,005	$–	$–	$62,135,578
Depreciation and amortization expenses (1)	(1,845,582)	(1,094,930)	(68,528)	–	(3,009,040)
Direct expenses (2)	(38,292,715)	(18,297,385)	(5,559,982)	–	(62,150,082)
Segment net income (loss)	2,743,276	(138,310)	(5,628,510)	–	(3,023,544)
Financial income (expense)	(47,112)	(209,764)	(74,130)	–	(331,006)
Income tax expense (benefit)	(69,734)	646,824	1,031,521	–	1,608,611
Net income (loss) – continuing operations	2,765,898	(994,898)	(6,734,161)	–	(4,963,161)
Net loss – discontinued operations	–	–	–	(6,563,844)	(6,563,844)
Net income (loss)	$2,765,898	$(994,898)	$(6,734,161)	$(6,563,844)	$(11,527,005)
Segment assets	$48,501,634	$25,335,086	$548,717	$6,716,508	$81,101,945
Additions to long-lived assets	$2,124,953	$911,382	$3,345	$97,558	$3,137,238
_______________________
(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.
(2)	Including, inter alia, sales and marketing, general and administrative, research and development and other income.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 16:–               SEGMENT INFORMATION (Cont.)

c.              Summary information about geographic areas:

The following presents total revenues according to the locations of the Company’s end customers and long-lived assets as of and for the years ended December 31, 2012 and 2011:

	2012		2011
	Total revenues	Long-lived assets	Total revenues	Long-lived assets
U.S.A.	$63,751,882	$28,879,572	$45,517,776	$29,543,962
Israel	7,485,034	8,385,579	8,585,357	8,661,347
Germany	1,517,200	–	318,892	–
Taiwan	1,349,420	–	1,915,361	–
Korea	1,198,663	–	–	–
Canada	1,167,656	–	2,150,419	–
Hong Kong	1,098,346	–	–	–
India	605,966	–	8,630	–
Mexico	283,584	–	150,634	–
Ecuador	139,845	–	–	–
Thailand	137,970	–	72,363	–
U.A.E.	109,604	–	386,241	–
China	98,832	–	307,120	–
New Zealand	–	–	731,151	–
Kuwait	–	–	539,118	–
England	–	–	228,669	–
Slovenia	–	–	121,475	–
Other	1,106,432	–	1,102,372	–
	$80,050,434	$37,265,151	$62,135,578	$38,205,309

d.              Revenues from major customers (as a percentage of consolidated revenues):

Other than for sales to various branches of the United States Military, which accounted for 54% and 46% of consolidated continuing revenues for 2012 and 2011, respectively, no single customer accounted for more than 10% of revenues for either year.

e.              Revenues from major products:

	Year ended December 31,
	2012	2011
Water activated batteries	$3,786,946	$3,614,876
Batteries and chargers	16,992,720	15,639,129
Simulators	59,270,768	42,881,573
Total	$80,050,434	$62,135,578

NOTE 17:–               WARRANTY

The following is a summary of the deferred warranty revenue included in total deferred revenue as of December 31, 2012 and 2011:

	Year ended December 31,
	2012	2011
Balance at beginning of period	$2,557,160	$3,236,122
Deferred revenue	2,396,807	1,960,540
Revenue recognized	(2,271,505)	(2,639,502)
Balance at end of period	$2,682,462	$2,557,160

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

FINANCIAL STATEMENT SCHEDULE

Arotech Corporation and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2012 and 2011

Description	Balance at beginning of period	Reductions	Additions	Balance at end of period
Year ended December 31, 2012
Allowance for doubtful accounts	$–	$–	$–	$–
Valuation allowance for deferred taxes*	43,681,000	–	261,000	43,942,000

Year ended December 31, 2011
Allowance for doubtful accounts	$–	$–	$–	$–
Allowance for settlements	1,553,000	(1,553,000)	–	–
Valuation allowance for deferred taxes*	36,629,000	–	7,052,000	43,681,000

*The 2012 and 2011 valuation allowance includes an adjustment to the prior year provision calculation due to changes recognized in the preparation of the actual returns.