Form 10-Q
period 2013-03-31
AROTECH CORP
filed 2013-05-15
CIK 916529

0
OMB APPROVAL
OMB Number:3235-0070 Expires: April 30, 2015 Estimated average burden hours per response 187.43
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2013 .
Commission file number:   0-23336

AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock as of May 1, 2013 was 16,251,773.

Index

Index

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. Dollars)

	March 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$377,812	$1,580,627
Restricted collateral deposits	489,253	186,306
Trade receivables	14,329,246	9,639,709
Unbilled receivables	12,480,827	13,374,004
Other accounts receivable and prepaid expenses	1,027,490	1,178,780
Inventories	10,461,815	10,033,525
Discontinued operations – short term	122,310	389,272
Total current assets	39,288,753	36,382,223
LONG TERM ASSETS:
Severance pay fund	4,603,249	4,177,488
Other long term receivables	56,441	55,156
Property and equipment, net	5,070,771	4,464,580
Other intangible assets, net	1,953,037	2,238,273
Goodwill	30,705,052	30,562,298
Total long term assets	42,388,550	41,497,795
Total assets	$81,677,303	$77,880,018

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

Index

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. Dollars, except share data)

	March 31, 2013	December 31, 2012

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$8,307,264	$7,156,327
Other accounts payable and accrued expenses	3,637,849	4,252,910
Current portion of long term debt	334,063	888,839
Short term bank credit	11,991,501	9,787,779
Deferred revenues	4,540,544	3,798,086
Discontinued operations – short term	100,407	588,592
Total current liabilities	28,911,628	26,472,533
LONG TERM LIABILITIES:
Accrued severance pay	6,627,879	6,133,042
Long term portion of debt	1,003,750	992,917
Deferred tax liability	5,069,646	4,920,021
Other long-term liabilities	26,507	27,590
Discontinued operations – long term	902,774	912,813
Total long-term liabilities	13,630,556	12,986,383
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of March 31, 2013 and December 31, 2012; Issued and outstanding: 16,174,187 shares and 16,151,298 shares as of March 31, 2013 and December 31, 2012, respectively	161,742	161,513
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of March 31, 2013 and December 31, 2012; No shares issued or outstanding as of March 31, 2013 and December 31, 2012	–	–
Additional paid-in capital	223,279,772	223,181,705
Accumulated deficit	(184,844,878)	(185,248,923)
Notes receivable from stockholders	(908,054)	(908,054)
Accumulated other comprehensive income	1,446,537	1,234,861
Total stockholders’ equity	39,135,119	38,421,102
Total liabilities and stockholders’ equity	$81,677,303	$77,880,018

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

Index

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. Dollars, except share data)

	Three months ended March 31,
	2013	2012
Revenues	$22,053,131	$16,107,708

Cost of revenues	16,776,967	11,819,066
Research and development expenses	533,385	591,153
Selling and marketing expenses	1,237,006	1,284,894
General and administrative expenses	2,387,811	3,000,606
Amortization of intangible assets	276,494	301,371
Total operating costs and expenses	21,211,663	16,997,090

Operating income (loss)	841,468	(889,382)

Other income	1,233	192
Financial expense, net	(189,137)	(36,836)
Total other expense	(187,904)	(36,644)
Income (loss) from continuing operations before income tax expense	653,564	(926,026)

Income tax expense	174,777	197,577
Income (loss) from continuing operations	478,787	(1,123,603)
Income (loss) from discontinued operations, net of income tax	(74,743)	64,160
Net income (loss)	404,044	(1,059,443)

Other comprehensive income, net of income tax
Foreign currency translation adjustment	211,676	167,075
Comprehensive income (loss)	$615,720	$(892,368)

Basic net income/loss per share – continuing operations	$0.03	$(0.08)
Basic net income/loss per share – discontinued operations	–	0.01
Basic net income/loss per share	$0.03	$(0.07)

Diluted net income/loss per share – continuing operations	$0.03	$(0.08)
Diluted net income/loss per share – discontinued operations	–	0.01
Diluted net income/loss per share	$0.03	$(0.07)
Weighted average number of shares used in computing basic net income/loss per share	15,569,153	14,654,803
Weighted average number of shares used in computing diluted net income/loss per share	16,171,893	14,654,803

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

Index

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$404,044	$(1,059,443)
Adjustments required to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	294,762	273,007
Amortization of intangible assets	276,494	301,371
Stock based compensation	98,295	63,203
Deferred tax provision	149,625	149,625
Changes in continuing operating assets and liabilities:
Severance pay, net	69,076	43,877
Trade receivables	(4,689,537)	4,417,875
Other accounts receivable and prepaid expenses	150,005	177,523
Inventories	(428,290)	(344,719)
Unbilled receivables	893,177	(2,558,355)
Deferred revenues	742,458	(574,116)
Trade payables	1,150,937	(1,683,114)
Other accounts payable and accrued expenses	(616,141)	91,249
Discontinued operations	(323,725)	598,458
Net cash provided by (used in) operating activities	(1,828,820)	(103,559)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(900,953)	(302,876)
Additions to capitalized software development	(3,675)	–
Decrease (increase) in restricted collateral deposits	(302,947)	1,581,377
Discontinued operations	44,827	54,553
Net cash provided by (used in) investing activities	$(1,162,748)	$1,333,054

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

Index

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	$(543,943)	$(31,071)
Change in short term bank credit	2,203,722	(1,202,964)
Discontinued operations	(9,298)	(331,711)
Net cash provided by (used in) financing activities	1,650,481	(1,565,746)
DECREASE IN CASH AND CASH EQUIVALENTS	(1,341,087)	(336,251)
CASH ACCRETION (EROSION) DUE TO EXCHANGE RATE DIFFERENCES	81,339	(13,566)
NET CHANGE IN CASH AND EQUIVALENTS – DISCONTINUED OPERATIONS	56,933	(250,392)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	1,580,627	2,324,163
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$377,812	$1,723,954
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Interest paid during the period	$73,871	$64,216
Taxes paid on income during the period	$10,500	$–

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:                      BASIS OF PRESENTATION

a.           Company:

Arotech Corporation (“Arotech”) and its wholly-owned subsidiaries (the “Company”) provide defense and security products for the military, law enforcement and homeland security markets, including advanced zinc-air and lithium batteries and chargers, and multimedia interactive simulators/trainers. The Company operates primarily through its wholly-owned subsidiaries FAAC Incorporated (“FAAC”), based in Ann Arbor, Michigan with locations in Royal Oak, Michigan and Orlando, Florida; Electric Fuel Battery Corporation (“EFB”), based in Auburn, Alabama; and Epsilor-Electric Fuel Ltd. (“Epsilor-EFL”), based in Dimona, Israel with a location in Beit Shemesh, Israel. EFB and Epsilor-EFL form the Company’s Battery and Power Systems Division. IES Interactive Training (“IES”) and Realtime Technologies (“RTI”) were merged with FAAC in 2007 and 2010, respectively, to create Arotech’s Training and Simulation Division. Pursuant to a management decision in the fourth quarter of 2011 and sale in 2012, the Company’s Armor Division, consisting of M.D.T. Protective Industries, Ltd. (“MDT”), based in Lod, Israel, and MDT Armor Corporation (“MDT Armor”), based in Auburn, Alabama, along with the trade name of Armour of America Incorporated (“AoA”), were sold in June 2012 and are reflected as discontinued operations for all periods presented.

b.           Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at March 31, 2013, its operating results for the three-month periods ended March 31, 2013 and 2012, and its cash flows for the three-month periods ended March 31, 2013 and 2012.

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2013.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

c.           Accounting for stock-based compensation:

For the three months ended March 31, 2013 and 2012 the compensation expense recorded related to restricted stock units and restricted shares was $98,295 and $63,203, respectively. The remaining total compensation cost related to share awards not yet recognized in the income statement as of March 31, 2013 was $308,626 all of which was for restricted stock units and restricted shares that vest on longevity rather than performance. The weighted average period over which this compensation cost is expected to be recognized is approximately one and one-half years. Income tax expense was not impacted since the Company is in a net operating loss position. There were no new options issued in the first three months of 2013. The Company’s directors received their annual restricted stock grants on April 3, 2013 in accordance with the terms of the directors’ stock compensation plan.

Index

d.           Reclassification:

Certain comparative data in these financial statements may have been reclassified to conform to the current year’s presentation.

e.           Anti-dilutive shares for EPS calculation

All outstanding stock options and contingent, non-vested restricted stock have been excluded from the calculation of the basic net income (loss) per common share because all such securities are anti-dilutive for the periods presented and the Company has excluded any restricted stock or restricted stock units that will never vest under the current program. The total weighted average number of shares related to outstanding options and restricted stock excluded from the calculations of basic net income (loss) per share for the three-month periods ended March 31, 2013 and 2012 were 614,968 and 667,693, respectively.

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

ASSETS AND LIABILITIES – DISCONTINUED (UNAUDITED)	March 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,615	$106,548
Restricted collateral deposits	–	44,827
Trade receivables	40,961	164,824
Other accounts receivable and prepaid expenses	31,734	73,073
Total current assets	122,310	389,272
Total assets	$122,310	$389,272
LIABILITIES
CURRENT LIABILITIES:
Trade payables	$–	$75,862
Other accounts payable and accrued expenses	40,379	453,443
Current portion of long term debt	60,028	59,287
Total current liabilities	100,407	588,592
LONG TERM LIABILITIES
Long term debt (building mortgage)	902,774	912,813
Total long-term liabilities	902,774	912,813
Total liabilities	$1,003,181	$1,501,405

Index

REVENUE AND EXPENSES – DISCONTINUED (UNAUDITED)	Three months ended March 31,
	2013	2012
Revenues	$1,954	$4,009,561

Cost of revenues, exclusive of amortization of intangibles	(2,303)	3,472,323
Research and development expenses	–	50,358
Selling and marketing expenses	–	183,080
General and administrative expenses	81,939	246,403
Total operating costs and expenses	79,636	3,952,164

Operating income (loss)	(77,682)	57,397

Other income	27,986	21,281
Financial (income) expense, net	(24,047)	(14,518)
Total other income	3,939	6,763
Income (loss) before income tax	(73,743)	64,160
Income tax expense	1,000	–
Net income (loss)	$(74,743)	$64,160

NOTE 2:                      INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method or the FIFO method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. Inventory write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and for market prices lower than cost. Inventories in continuing business segments decreased, from December 31, 2012, $275,447 in the Training and Simulation Division and increased $703,737 in the Battery Division for the product required to fulfill the current backlog. Inventories are composed of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)	(Unaudited)
Raw and packaging materials	$7,813,653	$7,455,426
Work in progress	500,696	363,415
Finished products	2,147,466	2,214,684
Total:	$10,461,815	$10,033,525

NOTE 3:                      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

For information about previous new accounting pronouncements and the potential impact on the Company’s Consolidated Financial Statements, see Note 2 of the Notes to Consolidated Financial Statements in the Company’s 2012 Form 10-K.

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

Index

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

b.           The following is information about reported segment revenues, income (losses) and total assets for the three months ended March 31, 2013 and 2012:

	Training and Simulation Division	Battery and Power Systems Division	Corporate Expenses	Discontinued	Total Company
Three months ended March 31, 2013
Revenues from outside customers	$15,679,191	$6,373,940	$–	$–	$22,053,131
Depreciation, amortization and impairment expenses(1)	(243,994)	(319,742)	(7,520)	–	(571,256)
Direct expenses(2)	(13,426,464)	(6,097,049)	(1,115,661)	–	(20,639,174)
Segment net income (loss)	$2,008,733	$(42,851)	$(1,123,181)	$–	$842,701
Financial income (expense)	(6,939)	(61,440)	(120,758)	–	(189,137)
Income tax expense	25,152	–	149,625	–	174,777
Net income (loss) continuing operations	$1,976,642	$(104,291)	$(1,393,564)	$–	$478,787
Net income discontinued operations	–	–	–	(74,743)	(74,743)
Net income (loss)	$1,976,642	$(104,291)	$(1,393,564)	$(74,743)	$404,044
Segment assets(3)	$53,321,818	$27,685,266	$547,909	$122,310	$81,677,303
Additions to long-lived assets	$31,604	$873,024	$–	$–	$904,628
Three months ended March 31, 2012
Revenues from outside customers	$10,933,538	$5,174,170	$–	$–	$16,107,708
Depreciation, amortization and impairment expenses(1)	(279,763)	(279,251)	(15,364)	–	(574,378)
Direct expenses(2)	(10,072,542)	(4,574,425)	(1,775,553)	–	(16,422,520)
Segment net income (loss)	$581,233	$320,494	$(1,790,917)	$–	$(889,190)
Financial income (expense)	(13,455)	57,670	(81,051)	–	(36,836)
Income tax expense	47,952	–	149,625	–	197,577
Net income (loss) continuing operations	$519,826	$378,164	$(2,021,593)	$–	$(1,123,603)
Net income discontinued operations	–	–	–	64,160	64,160
Net income (loss)	$519,826	$378,164	$(2,021,593)	$64,160	$(1,059,443)
Segment assets(3)	$44,708,798	$25,275,405	$875,500	$5,154,002	$76,013,705
Additions to long-lived assets	$161,429	$141,447	$–	$–	$302,876

(1)          Includes depreciation of property and equipment and amortization expenses of intangible assets.

(2)          Including, inter alia, sales and marketing, general and administrative.

(3)          Out of those amounts, goodwill in the Company’s Training and Simulation and Battery and Power Systems Divisions totaled $24,435,640 and $6,269,412, respectively, as of March 31, 2013 and $24,435,640 and $6,156,343, respectively, as of March 31, 2012.

Index

NOTE 5:                      FAIR VALUE MEASUREMENT

The carrying value of short term assets and liabilities in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted collateral deposits, trade receivables, unbilled receivables, inventories, prepaid and other assets, trade payables, accrued expenses, deferred revenues and other liabilities as of March 31, 2013 and December 31, 2012, approximate fair value because of the short maturity of these instruments. The carrying amounts of long term debt approximates the estimated fair values at March 31, 2013, based upon the Company’s ability to acquire similar debt at similar maturities.

NOTE 6:                      COMMON STOCK REPURCHASE PROGRAM

In February 2009, the Company’s Board of Directors authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of the Company’s common stock. Through March 31, 2013, the Company repurchased 638,611 shares for a total of $869,931. The repurchase program, which expires on August 13, 2013, is subject to management’s discretion.

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

Between 2002 and December 2011, we were also engaged in the production of armored vehicles and aviation armor, through our Armor Division. In December 2011, our Board of Directors approved management’s plan to sell our Armor Division in order to focus on the more profitable and growth-oriented aspects of our business. We completed the sale of our Armor Division in June 2012.

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

Index

Overview of Results of Operations

Acquisitions

In the acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of definite-lived intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of definite-lived intangible assets in the amount of a fraction (based on the useful life of the definite-lived intangible assets) of the amount recorded as intangible assets. Such amortization charges continued during the first three months of 2013. We are required to review long-lived intangible assets and goodwill for impairment at least annually or whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that the carrying amount of these assets has been impaired, we must record the impairment charge in our statement of operations.

We incurred non-cash charges for amortization of intangible assets in the first three months of 2013 and 2012 in the amount of $276,000 and $301,000, respectively.

Restricted Shares, Restricted Stock Units and Options

In accordance with FASB ASC 505-50, we incurred, for the three months ended March 31, 2013 and 2012, compensation expense related to restricted stock units and restricted shares of approximately $98,000 and $63,000, respectively. Our directors received their annual restricted stock grants on April 3, 2013 in accordance with the terms of the directors’ stock compensation plan.

Overview of Operating Performance and Backlog

Overall, our pre-tax income from continuing operations for the three months ended March 31, 2013 was $654,000 on revenues of $22.1 million, compared to a loss of $926,000 on revenues of $16.1 million during the three months ended March 31, 2012. Our overall backlog for the first quarter of 2013 totaled $76.3 million.

In our Training and Simulation Division, revenues increased from approximately $10.9 million in the first three months of 2012 to $15.7 million in the first three months of 2013. As of March 31, 2013, our backlog for our Training and Simulation Division totaled $59.8 million compared to $67.9 million in the first quarter of 2012.

In our Battery and Power Systems Division, revenues increased from approximately $5.2 million in the first three months of 2012 to approximately $6.4 million in the first three months of 2013. As of March 31, 2013, our backlog for our Battery and Power Systems Division totaled $16.5 million compared to $9.4 million in the first quarter of 2012.

The table below details the percentage of total recognized revenue by type of arrangement for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
Type of Revenue	2013	2012
Sale of products	95.7%	96.1%
Maintenance and support agreements	2.8%	3.2%
Long term research and development contracts	1.5%	0.7%
Total	100.0%	100.0%

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

Index

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

Results of Operations

Three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Revenues. Revenues for the three months ended March 31, 2013 totaled $22.1 million, compared to $16.1 million in the comparable period in 2012, an increase of $6.0 million, or 36.9%. In the first quarter of 2013, revenues were $15.7 million for the Training and Simulation Division (compared to $10.9 million in the first quarter of 2012, an increase of $4.8 million, or 43.4%, due primarily to several new, significant contracts); and $6.4 million for the Battery and Power Systems Division (compared to $5.2 million in the first quarter of 2012, an increase of $1.2 million, or 23.2%, due primarily to increased sales in the U.S.).

Cost of revenues. Cost of revenues totaled $16.8 million during the first quarter of 2013, compared to $11.8 million in the first quarter of 2012, an increase of $5.0 million, or 41.9%, due primarily to the increased revenue in our divisions and the higher costs associated with our VCTS and our battery systems. Cost of revenues were $11.4 million for the Training and Simulation Division (compared to $7.9 million in the first quarter of 2012, an increase of $3.5 million, or 44.5%, due primarily to several new, significant contracts); and $5.4 million for the Battery and Power Systems Division (compared to $3.9 million in the first quarter of 2012, an increase of $1.5 million, or 36.8%, due primarily to increased sales in the U.S.).

Research and development expenses. Research and development expenses for the first quarter of 2013 were $533,000, compared to $591,000 during the first quarter of 2012, a decrease of $58,000, or 9.8%, due primarily to reduced spending in our Training and Simulation Division offset by increased spending in the Battery and Power Systems Division for continuing research on new battery products in Israel.

Selling and marketing expenses. Selling and marketing expenses for the first quarter of 2013 were $1.2 million, compared to $1.3 million in the first quarter of 2012, a decrease of $48,000, or 3.7%.

General and administrative expenses. General and administrative expenses for the first quarter of 2013 were $2.4 million, compared to $3.0 million in the first quarter of 2012, a decrease of $613,000, or 20.4%, due primarily to a reduction of $728,000 in corporate consulting and legal expenses related to transactional activities. We have continued with our initiative to reduce general and administrative expense in all categories.

Amortization of intangible assets. Amortization of intangible assets totaled $276,000 in the first quarter of 2013, compared to $301,000 in the first quarter of 2012, a decrease of $25,000, or 8.3%, due primarily to decreased charges for fully amortized capitalized software in our Training and Simulation Division.

Financial expense, net. Financial expense totaled $189,000 in the first quarter of 2013, compared to financial expense of $37,000 in the first quarter of 2012, an increase of $152,000, due primarily to an increase in corporate interest and bank charges of $40,000.

Income taxes. We recorded $175,000 in tax expense in the first quarter of 2013, compared to $198,000 in tax expense in the first quarter of 2012, a decrease of $23,000, or 11.5%. This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $150,000 in non-cash expenses in the both the first quarter of 2013 and 2012.

Net income. Due to the factors cited above, we went from a net loss of $(1.1) million in the first quarter of 2012 to a net income of $479,000 in the first quarter of 2013, an improvement of $1.6 million.

Index

Liquidity and Capital Resources

As of March 31, 2013, we had $378,000 in cash and $489,000 in restricted collateral deposits, as compared to December 31, 2012, when we had $1.6 million in cash and $186,000 in restricted collateral deposits. We have experienced fluctuations in available cash in the previous twelve months due to the funding requirements of our larger contracts. These fluctuations have not had a significant impact on our operations, due in part to the increase in our credit facility that was negotiated with our primary bank in 2012. We ended the quarter with $1.1 million in available, unused bank lines of credit with our main bank as of March 31, 2013, under a $15.0 million credit facility under our FAAC subsidiary, described below. Our cash position has improved in the thirty days following the end of the quarter primarily due to the collection of milestone payments for the VCTS program.

We and FAAC maintain a $15.0 million credit facility with FAAC’s primary bank, which is secured by Arotech’s assets and the assets of our other domestic subsidiaries and guaranteed by Arotech and our other domestic subsidiaries, at a rate of LIBOR plus 375 basis points. This credit facility expires May 31, 2015. The credit agreement contains certain covenants, including minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), quarterly Maximum Increase in Net Advance to Affiliates of less than 90% of EBITDA and an annual Fixed Charge Coverage Ratio of not less than 1.1 to 1.0. At the end of the first quarter of 2013 and as of the filing date of this report, we met all required current covenants. The credit agreement carries an interest rate of 30 day LIBOR plus 375 basis points and an unused line of credit fee of 0.35%.

We used available funds in the three months ended March 31, 2013 primarily for working capital and investment in fixed assets. We purchased approximately $901,000 of fixed assets during the three months ended March 31, 2013. Our net fixed assets amounted to $5.1 million at quarter end.

Net cash used in operating activities for the three months ended March 31, 2013 and 2012 was $1.8 million and $104,000, respectively, an increase of $1.7 million. This difference was due primarily to the increased working capital funding requirements for our major projects at both the Simulation and Training Division and Battery and Power Systems Division. The timing of cash inflows and outflows has impacted us due to the substantial purchases of products to fulfill these contracts. Additionally, the increases in working capital were offset by a profit from continuing operations.

Net cash provided by (used in) investing activities for the three months ended March 31, 2013 and 2012 was $(1.2) million and $1.3 million, a net change of $2.5 million. This difference was due primarily to the change in restricted collateral deposits offset by the purchase of capital assets.

Net cash provided by (used in) financing activities for the three months ended March 31, 2013 and 2012 was $1.7 million and $(1.6) million, respectively, net change of $3.3 million. The change in 2013 of cash used in financing activities was due primarily to changes in short term borrowing under our primary line of credit.

As of March 31, 2013, we had approximately $12.0 million in short-term bank debt and $1.3 million in long-term debt outstanding. This is in comparison to $9.8 million in short-term bank debt and $1.9 million in long-term debt outstanding as of December 31, 2012.

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

Index

Foreign Currency Exchange Rate Risk

Since a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only minor foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2013. Certain of our research, development and production activities are carried out by our Israeli subsidiary, Epsilor-EFL, at its facility in Beit Shemesh, and accordingly we have sales and expenses in NIS. Additionally, our Epsilor-EFL subsidiary operates primarily in NIS. However, the majority of our sales are made outside Israel in U.S. dollars, and a substantial portion of our costs are incurred in U.S. dollars. Therefore, our functional currency is the U.S. dollar.

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

Index

PART II

ITEM 1A.      RISK FACTORS.

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012. We do not believe that there have been any material changes in the risk factors disclosed in the Annual Report on Form 10-K.

ITEM 5.         OTHER INFORMATION,

Annual Shareholders Meeting

We held our 2012 Annual Meeting of Stockholders on August 13, 2012. In our Annual Report on Form 10-K for the year ended December 31, 2012, we announced that our 2013 Annual Meeting of Stockholders would be held on Monday, June 24, 2013 commencing at 9:00 a.m., eastern daylight time, by webcast. However, after reconsidering, we have decided in favor of an in-person meeting, and accordingly our 2013 Annual Meeting of Stockholders will be held on Monday, October 21, 2013 commencing at 10:00 a.m., local time, at the offices of Lowenstein Sandler P.C., 1251 Avenue of the Americas, 17th Floor, New York, New York.

In light of the foregoing and in accordance with Rules 14a-5(f) and 14a-8(e)(2) under the Securities Exchange Act of 1934, as amended, we will consider stockholder proposals submitted in connection with our 2013 Annual Meeting to have been submitted in a timely fashion if such proposals are received by us at our principal offices no later than June 23, 2013. If a proposal is received after June 23, 2013, the proxies designated by the Board of Directors of the Company will have discretionary authority to vote on the proposal under circumstances consistent with the proxy rules of the Securities and Exchange Commission.

We expect to mail our Notice of Internet Availability of Proxy Materials and Notice of the 2013 Annual Meeting on or about August 30, 2013, at which date our Proxy Statement and Annual Report will be available on an Internet site to be designated in the Notice of Internet Availability of Proxy Materials. Stockholders will also be given instructions on how to elect to receive printed proxy materials by mail.

New Executive Employment Agreements and Succession Plan

On May 13, 2013, we entered into new amended and restated employment agreements with our senior executive officers – Robert S. Ehrlich, Steven Esses and Thomas J. Paup. As further described below, the amended and restated agreements involve extensions in term until the end of December 2015 and, with respect to Messrs. Ehrlich and Esses, that beginning in October 2014, Mr. Ehrlich will cease to be our Chief Executive Officer and will serve as Chairman of the Board only, and Mr. Esses will become our President and Chief Executive Officer. Mr. Ehrlich’s agreement also provides for a salary reduction and for us to begin payout of his earned severance.

Employment Agreement with Robert S. Ehrlich

On May 13, 2013, we entered into a new amended and restated employment agreement with our Chairman and Chief Executive Officer, Robert S. Ehrlich (the “Ehrlich Employment Agreement”). The term of the Ehrlich Employment Agreement is effective May 1, 2013 and expires on December 31, 2015. The Ehrlich Employment Agreement provides that Mr. Ehrlich will serve as our Chairman of the Board and Chief Executive Officer until September 30, 2014, and thereafter as our Chairman of the Board.

The Ehrlich Employment Agreement provides for a monthly base salary of NIS 122,050 (approximately $34,150 per month based on the exchange rate on May 1, 2013), as adjusted annually for Israeli inflation (but with no retroactive inflation adjustment for 2013 in respect of inflation during 2012). Additionally, the board may at its discretion raise Mr. Ehrlich’s base salary.

The Ehrlich Employment Agreement provides that we will pay an annual bonus, on a sliding scale, in an amount equal to 25% of Mr. Ehrlich’s annual base salary then in effect if the results we actually attain for the year in question are 100% or more of the amount we budgeted at the beginning of the year, up to a maximum of 75% of his annual base salary then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year. Budget targets in the past have included combinations of revenues, EBITDA, backlog, and/or other factors.

Index

The Ehrlich Employment Agreement also contains certain benefits customary in Israel for senior executives, tax and financial planning expenses, and contains confidentiality and non-competition covenants.

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

Upon termination of employment, the Ehrlich Employment Agreement provides for payment of all accrued and unpaid compensation and benefits (including under most circumstances Israeli statutory severance), and (unless we have terminated the agreement for Cause or Mr. Ehrlich has terminated the agreement without Good Reason) bonuses (to the extent earned) due for the year in which employment is terminated. Furthermore, in respect of any termination by us other than termination for Cause or termination of the agreement due to Mr. Ehrlich’s death or disability, or by Mr. Ehrlich other than for Good Reason, all outstanding options and all restricted shares will be fully vested. Restricted shares that have vested prior to the date of termination are not forfeited under any circumstances, including termination for Cause.

The Ehrlich Employment Agreement further provides that Mr. Ehrlich’s severance payment of $1,625,400, which has been fully earned, shall be paid to him as follows:

(i)         By immediate transfer to Mr. Ehrlich of the shares of our common stock issued to him (but since held by us) in April 2009, which we and Mr. Ehrlich then agreed would be valued at $240,000, irrespective of any changes in the market value of the shares.

(ii)         By immediate transfer to Mr. Ehrlich of $774,377 in cash, which is the amount in Mr. Ehrlich’s Rabbi Trust established by trust agreement dated December 23, 2003.

(iii)         The remaining $611,023 of the severance payment will be paid to Mr. Ehrlich in 30 equal monthly installments of $20,367.43 each on or before the last day of each calendar month by wire transfer to an account to be specified in writing by Mr. Ehrlich, beginning with the calendar month of May 2013 through and including the calendar month of October 2015.

The foregoing description of the Ehrlich Employment Agreement is qualified in its entirety by the terms of the Ehrlich Employment Agreement, which is filed herewith as Exhibit 10.1 and incorporated herein by reference.

Employment Agreement with Steven Esses and Consulting Agreement with Sampen Corporation

On May 13, 2013, we entered into a new amended and restated employment agreement with our President, Steven Esses (the “Esses Employment Agreement”). The term of the Esses Employment Agreement is effective May 1, 2013 and expires on December 31, 2015. The Esses Employment Agreement provides that Mr. Esses will serve as our President until September 30, 2014, and thereafter as our President and Chief Executive Officer.

The Esses Employment Agreement provides for a monthly base salary of NIS 74,515 (approximately $20,775 per month at the rate of exchange in effect on May 1, 2013), as adjusted for Israeli inflation (but with no retroactive inflation adjustment for 2013 in respect of inflation during 2012). Additionally, the board may at its discretion raise Mr. Esses’s base salary.

The Esses Employment Agreement provides that if the results we actually attain in a given year are at least 100% of the amount we budgeted at the beginning of the year, we will pay a bonus, on a sliding scale, in an amount equal to a minimum of 25% of Mr. Esses’s annual base salary then in effect, up to a maximum of 75% of his annual base salary then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year. Budget targets in the past have included combinations of revenues, EBITDA, backlog, and/or other factors.

Index

The Esses Employment Agreement also contains various benefits customary in Israel for senior executives, tax and financial planning expenses and an automobile, and contains confidentiality and non-competition covenants.

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

Upon termination of employment, the Esses Employment Agreement provides for payment of all accrued and unpaid compensation (including under most circumstances Israeli statutory severance), and (unless we have terminated the agreement for Cause or Mr. Esses has terminated the agreement without Good Reason and without giving us 150 days’ notice of termination) bonuses (to the extent earned) due for the year in which employment is terminated (in an amount of not less than 20% of base salary) and severance pay equal to the greater of (i) twenty-four (24) times monthly salary, and (ii) NIS 3,144,000 (approximately $876,500 at the rate of exchange in effect on May 1, 2013). Furthermore, Mr. Esses will receive, in respect of all benefits, an additional sum in the amount of (i) $75,000, in the case of termination due to disability, Good Reason, death, or non-renewal, or (ii) $150,000, in the case of termination due to early retirement, retirement, change of control or change of location. Additionally, in respect of any termination due to a change of control or a change in the primary location from which Mr. Esses shall have conducted his business activities during the 60 days prior to such change, all outstanding options and all restricted shares will be fully vested. Restricted shares that have vested prior to the date of termination are not forfeited under any circumstances, including termination for Cause.

We also entered into a new agreement with Sampen Corporation. Sampen is a New York corporation owned by members of Mr. Esses’s immediate family, and Mr. Esses is an employee of both ours and of Sampen.

Pursuant to the terms of our new agreement with Sampen, Sampen provides one of its employees to us for such employee to serve as our President until September 20, 2014, and as our President and Chief Executive Officer thereafter. We pay Sampen $8,960 per month, plus an annual bonus, on a sliding scale, in an amount equal to a minimum of 25% of Sampen’s annual base compensation then in effect if the results we actually attain for the year in question are 100% or more of the amount we budgeted at the beginning of the year, up to a maximum of 75% of its annual base compensation then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year. We also pay Sampen, to cover the cost of our use of Sampen’s offices as an ancillary New York office and the attendant expenses and insurance costs, an amount equal to 16% of each monthly payment of base compensation.

The foregoing descriptions of the Esses Employment Agreement and the Sampen Consulting Agreement are qualified in their entirety by the terms of the Esses Employment Agreement and the Sampen Consulting Agreement, which are filed herewith as Exhibits 10.2 and 10.3, respectively, and incorporated herein by reference.

Employment Agreement with Thomas J. Paup

On May 13, 2013, we entered into a new amended and restated employment agreement with our Vice President – Finance and Chief Financial Officer, Thomas J. Paup (the “Paup Employment Agreement”). The term of the Paup Employment Agreement is effective May 1, 2013 and expires on December 31, 2015. The Paup Employment Agreement provides that Mr. Paup will serve as our Senior Vice President – Finance and Chief Financial Officer.

Under the terms of the Paup Employment Agreement, Mr. Paup is entitled to receive a base salary of $201,400 per annum, as adjusted annually for inflation (but with no retroactive inflation adjustment for 2013 in respect of inflation during 2012).

Index

The Paup Employment Agreement provides that if the results we actually attain in a given year are at least 100% of the amount we budgeted at the beginning of the year, we will pay a bonus, on a sliding scale, in an amount equal to a minimum of 16.5% of Mr. Paup’s annual base salary then in effect, up to a maximum of 50% of his annual base salary then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year. Budget targets in the past have included combinations of revenues, EBITDA, backlog, and/or other factors.

The Paup Employment Agreement provides that if we terminate his agreement other than for cause (defined as conviction of certain crimes, willful failure to carry out directives of our board of directors or gross negligence or willful misconduct), we must pay Mr. Paup severance in an amount of twelve times his monthly salary.

The foregoing description of the Paup Employment Agreement is qualified in its entirety by the terms of the Paup Employment Agreement, which is filed herewith as Exhibit 10.4 and incorporated herein by reference.

ITEM 6.         EXHIBITS.

The following documents are filed as exhibits to this report:

Exhibit Number	Description
10.1	Sixth Amended and Restated Employment Agreement, dated May 13, 2013 and effective as of May 1, 2013, between us, Epsilor-EFL and Robert S. Ehrlich
10.2	Third Amended and Restated Employment Agreement, dated May 13, 2013 and effective as of May 1, 2013, between us, Epsilor-EFL and Steven Esses
10.3	Amended and Restated Consulting Agreement, dated May 13, 2013 and effective as of May 1, 2013, between us and Sampen Corporation
10.4	Third Amended and Restated Employment Agreement, dated May 13, 2013 and effective as of May 1, 2013, between us and Thomas J. Paup
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:           May 15, 2013

AROTECH CORPORATION

By:	/s/ Robert S. Ehrlich
	Name:	Robert S. Ehrlich
	Title:	Chairman and CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Vice President – Finance and CFO
(Principal Financial Officer)

Index