Form 10-Q
period 2013-06-30
AROTECH CORP
filed 2013-08-14
CIK 916529

0

OMB APPROVAL
OMB Number:3235-0070 Expires: April 30, 2015 Estimated average burden hours per response 187.43
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2013 .

Commission file number:   0-23336

AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock as of August 5, 2013 was 16,291,773.

PART I

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. Dollars)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$953,295	$1,580,627
Restricted collateral deposits	491,431	186,306
Trade receivables	19,628,085	9,639,709
Unbilled receivables	8,579,192	13,374,004
Other accounts receivable and prepaid expenses	1,003,018	1,178,780
Inventories	9,803,771	10,033,525
Discontinued operations – short term	77,761	389,272
Total current assets	40,536,553	36,382,223
LONG TERM ASSETS:
Severance pay fund	4,655,083	4,177,488
Other long term receivables	70,154	55,156
Property and equipment, net	5,153,389	4,464,580
Other intangible assets, net	1,655,551	2,238,273
Goodwill	30,757,037	30,562,298
Total long term assets	42,291,214	41,497,795
Total assets	$82,827,767	$77,880,018

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. Dollars, except share data)

	June 30, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$6,588,445	$7,156,327
Other accounts payable and accrued expenses	3,911,854	4,252,910
Current portion of long term debt	55,000	888,839
Short term bank credit	10,215,170	9,787,779
Deferred revenues	7,428,171	3,798,086
Discontinued operations – short term	75,757	588,592
Total current liabilities	28,274,397	26,472,533
LONG TERM LIABILITIES:
Accrued severance pay	6,685,807	6,133,042
Long term portion of debt	990,000	992,917
Deferred tax liability	5,219,271	4,920,021
Other long-term liabilities	25,941	27,590
Discontinued operations – long term	892,926	912,813
Total long-term liabilities	13,813,945	12,986,383
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of June 30, 2013 and December 31, 2012; Issued and outstanding: 16,291,773 shares and 16,151,298 shares as of June 30, 2013 and December 31, 2012, respectively	162,918	161,513
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of June 30, 2013 and December 31, 2012; No shares issued or outstanding as of June 30, 2013 and December 31, 2012	–	–
Additional paid-in capital	223,347,516	223,181,705
Accumulated deficit	(183,367,739)	(185,248,923)
Notes receivable from stockholders	(908,054)	(908,054)
Accumulated other comprehensive income	1,504,784	1,234,861
Total stockholders’ equity	40,739,425	38,421,102
Total liabilities and stockholders’ equity	$82,827,767	$77,880,018

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. Dollars, except share data)

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
Revenues	$44,449,973	$36,480,838	$22,396,842	$20,373,130

Cost of revenues	32,865,162	28,832,494	16,088,195	17,013,427
Research and development expenses	1,128,170	1,046,961	594,785	455,808
Selling and marketing expenses	2,620,258	2,613,194	1,383,252	1,328,301
General and administrative expenses	4,854,058	5,001,385	2,466,247	2,000,779
Amortization of intangible assets	550,112	601,305	273,618	299,934
Total operating costs and expenses	42,017,760	38,095,339	20,806,097	21,098,249

Operating income (loss)	2,432,213	(1,614,501)	1,590,745	(725,119)

Other income	268,682	753	267,449	561
Financial expense, net	(302,879)	(379,000)	(113,742)	(342,164)
Total other expense	(34,197)	(378,247)	153,707	(341,603)
Income (loss) from continuing operations before income tax expense	2,398,016	(1,992,748)	1,744,452	(1,066,722)

Income tax expense	428,902	397,154	254,125	199,577
Income (loss) from continuing operations	1,969,114	(2,389,902)	1,490,327	(1,266,299)
Loss from discontinued operations, net of income tax	(87,930)	(1,571,201)	(13,187)	(1,635,361)
Net income (loss)	1,881,184	(3,961,103)	1,477,140	(2,901,660)

Other comprehensive income, net of income tax
Foreign currency translation adjustment	269,923	(171,511)	58,247	(338,586)
Comprehensive income (loss)	$2,151,107	$(4,132,614)	$1,535,387	$(3,240,246)

Basic net income/loss per share – continuing operations	$0.13	$(0.16)	$0.10	$(0.09)
Basic net income/loss per share – discontinued operations	$(0.01)	$(0.11)	$0.00	$(0.11)
Basic net income/loss per share	$0.12	$(0.27)	$0.10	$(0.20)

Diluted net income/loss per share – continuing operations	$0.12	$(0.16)	$0.09	$(0.09)
Diluted net income/loss per share – discontinued operations	$(0.01)	$(0.11)	$0.00	$(0.11)
Diluted net income/loss per share	$0.11	$(0.27)	$0.09	$(0.20)
Weighted average number of shares used in computing basic net income/loss per share	15,472,667	14,691,577	15,554,199	14,728,352
Weighted average number of shares used in computing diluted net income/loss per share	16,075,407	14,691,577	16,146,939	14,728,352

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,881,184	$(3,961,103)
Adjustments required to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	582,905	553,404
Amortization of intangible assets	550,112	601,305
Stock based compensation	167,215	118,574
Deferred tax provision	299,250	299,250
Changes in continuing operating assets and liabilities:
Severance pay, net	75,170	124,583
Trade receivables	(9,988,376)	561,722
Other accounts receivable and prepaid expenses	160,764	123,114
Inventories	229,754	(873,220)
Unbilled receivables	4,794,812	(4,421,397)
Deferred revenues	3,630,085	(80,212)
Trade payables	(567,882)	3,558,298
Other accounts payable and accrued expenses	(342,702)	(350,763)
Discontinued operations	(284,934)	178,263
Net cash provided by (used in) operating activities	1,187,357	(3,568,182)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,271,714)	(312,408)
Additions to capitalized software development	(3,675)	(159,616)
Decrease (increase) in restricted collateral deposits	(305,125)	1,586,586
Discontinued operations	44,827	30,725
Net cash provided by (used in) investing activities	$(1,535,687)	$1,145,287

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of current portion of long term debt	$(836,756)	$(13,907)
Changes in short term bank credit	427,391	1,922,893
Discontinued operations	(40,374)	(375,649)
Net cash provided by (used in) financing activities	(449,739)	1,533,337
DECREASE IN CASH AND CASH EQUIVALENTS	(798,069)	(889,558)
CASH ACCRETION DUE TO EXCHANGE RATE DIFFERENCES	111,469	45,928
NET CHANGE IN CASH AND EQUIVALENTS – DISCONTINUED OPERATIONS	59,268	(88,928)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	1,580,627	2,324,163
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$953,295	$1,391,605
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Interest paid during the period	$217,649	$155,752
Taxes paid on income during the period	$95,900	$–

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

b.           Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at June 30, 2013, its operating results for the six- and three-month periods ended June 30, 2013 and 2012, and its cash flows for the six- and three-month periods ended June 30, 2013 and 2012.

The results of operations for the six- and three months ended June 30, 2013 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2013.

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

c.           Accounting for stock-based compensation:

For the six months ended June 30, 2013 and 2012 the compensation expense recorded related to restricted stock units and restricted shares was $167,215 and $118,574, respectively. The remaining total compensation cost related to share awards not yet recognized in the income statement as of June 30, 2013 was $329,501,  all of which was for restricted stock units and restricted shares that vest on longevity rather than performance. The weighted average period over which this compensation cost is expected to be recognized is approximately two years. Income tax expense was not impacted since the Company is in a net tax operating loss carryforward position. There were no new options issued in the first six months of 2013 and no options were exercised in the first six months of 2013. The Company’s directors received their annual restricted stock grants on April 3, 2013 in accordance with the terms of the directors’ stock compensation plan.

d.           Reclassification:

Certain comparative data in these financial statements may have been reclassified to conform to the current year’s presentation.

e.           Anti-dilutive shares for EPS calculation

All outstanding stock options and contingent, non-vested restricted stock have been excluded from the calculation of the basic net income (loss) per common share because all such securities are anti-dilutive for the periods presented and the Company has excluded any restricted stock or restricted stock units that will never vest under the current program. The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of basic net income (loss) per share for the six-month periods ended June 30, 2013 and 2012 were 614,754 and 667,693, respectively.

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

ASSETS AND LIABILITIES – DISCONTINUED (unaudited)	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,280	$106,548
Restricted collateral deposits	–	44,827
Trade receivables	–	164,824
Other accounts receivable and prepaid expenses	30,481	73,073
Total current assets	77,761	389,272
Total assets	$77,761	$389,272
LIABILITIES
CURRENT LIABILITIES:
Trade payables	$6,966	$75,862
Other accounts payable and accrued expenses	29,991	453,443
Current portion of long term debt	38,800	59,287
Total current liabilities	75,757	588,592
LONG TERM LIABILITIES
Long term debt (building mortgage)	892,926	912,813
Total long-term liabilities	892,926	912,813
Total liabilities	$968,683	$1,501,405

REVENUE AND EXPENSES – DISCONTINUED (unaudited)	Six months ended June 30,
	2013	2012
Revenues	$1,977	$5,375,503

Cost of revenues, exclusive of amortization of intangibles	(2,252)	4,985,859
Research and development expenses	–	57,584
Selling and marketing expenses	1,330	302,218
General and administrative expenses	104,984	1,517,669
Total operating costs and expenses	104,062	6,863,330

Operating loss	(102,085)	(1,487,827)

Other income	55,971	53,392
Financial income, net	(40,816)	(136,766)
Total other income (expense)	15,155	(83,374)
Income tax expense	1,000	–
Net loss	$(87,930)	$(1,571,201)

NOTE 2:                      INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method or the FIFO method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. Inventory write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and for market prices lower than cost. In the second quarter of 2013, our Training and Simulation Division recorded an expense of $138,047 for obsolete inventory. Inventories in continuing business segments decreased in total, from December 31, 2012, a decrease of $(341,789) in the Training and Simulation Division offset by an increase of $112,035 in the Battery Division for the product required to fulfill the current backlog. Inventories are composed of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)
Raw and packaging materials	$7,366,631	$7,455,426
Work in progress	310,547	363,415
Finished products	2,126,593	2,214,684
Total:	$9,803,771	$10,033,525

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

b.           The following is information about reported segment revenues, income (losses) and total assets for the six and three months ended June 30, 2013 and 2012:

	Training and Simulation Division	Battery and Power Systems Division	Corporate Expenses	Discontinued	Total Company
Six months ended June 30, 2013
Revenues from outside customers	$30,474,108	$13,975,865	$–	$–	$44,449,973
Depreciation, amortization and impairment expenses(1)	(485,079)	(633,918)	(14,020)	–	(1,133,017)
Direct expenses(2)	(25,574,613)	(12,698,023)	(2,343,425)	–	(40,616,061)
Segment net income (loss)	$4,414,416	$643,924	$(2,357,445)	$–	$2,700,895
Financial expense, net	(17,585)	(34,978)	(250,316)	–	(302,879)
Income tax expense	(55,652)	(74,000)	(299,250)	–	(428,902)
Net income (loss) continuing operations	$4,341,179	$534,946	$(2,907,011)	$–	$1,969,114
Net loss discontinued operations	–	–	–	(87,930)	(87,930)
Net income (loss)	$4,341,179	$534,946	$(2,907,011)	$(87,930)	$1,881,184
Segment assets(3)	$54,349,090	$28,270,758	$130,158	$77,761	$82,827,767
Additions to long-lived assets	$114,661	$1,160,728	$–	$–	$1,275,389
Six months ended June 30, 2012
Revenues from outside customers	$27,400,605	$9,080,233	$–	$–	$36,480,838
Depreciation, amortization and impairment expenses(1)	(566,370)	(561,843)	(26,496)	–	(1,154,709)
Direct expenses(2)	(25,176,638)	(8,874,885)	(2,888,354)	–	(36,939,877)
Segment net income (loss)	$1,657,597	$(356,495)	$(2,914,850)	$–	$(1,613,748)
Financial expense, net	(20,580)	(78,156)	(280,264)	–	(379,000)
Income tax expense	(97,904)	–	(299,250)	–	(397,154)
Net income (loss) continuing operations	$1,539,113	$(434,651)	$(3,494,364)	$–	$(2,389,902)
Net loss discontinued operations	–	–	–	(1,571,201)	(1,571,201)
Net income (loss)	$1,539,113	$(434,651)	$(3,494,364)	$(1,571,201)	$(3,961,103)
Segment assets(3)	$52,396,629	$23,269,717	$208,262	$2,989,645	$78,864,253
Additions to long-lived assets	$312,503	$159,521	$–	$–	$472,024

	Training and Simulation Division	Battery and Power Systems Division	Corporate Expenses	Discontinued	Total Company
Three months ended June 30, 2013
Revenues from outside customers	$14,794,917	$7,601,925	$–	$–	$22,396,842
Depreciation, amortization and impairment expenses(1)	(241,084)	(314,176)	(6,501)	–	(561,761)
Direct expenses(2)	(12,148,150)	(6,600,975)	(1,227,762)	–	(19,976,887)
Segment net income (loss)	$2,405,683	$686,774	$(1,234,263)	$–	$1,858,194
Financial income (expense), net	(10,646)	26,463	(129,559)	–	(113,742)
Income tax expense	(30,500)	(74,000)	(149,625)	–	(254,125)
Net income (loss) continuing operations	$2,364,537	$639,237	$(1,513,447)	$–	$1,490,327
Net loss discontinued operations	–	–	–	(13,187)	(13,187)
Net income (loss)	$2,364,537	$639,237	$(1,513,447)	$(13,187)	$1,477,140
Three months ended June 30, 2012
Revenues from outside customers	$16,467,067	$3,906,063	$–	$–	$20,373,130
Depreciation, amortization and impairment expenses(1)	(286,607)	(282,592)	(11,132)	–	(580,331)
Direct expenses(2)	(15,104,097)	(4,300,458)	(1,112,802)	–	(20,517,357)
Segment net income (loss)	$1,076,363	$(676,987)	$(1,123,934)	$–	$(724,558)
Financial expense, net	(7,125)	(135,826)	(199,213)	–	(342,164)
Income tax expense	(49,952)	–	(149,625)	–	(199,577)
Net income (loss) continuing operations	$1,019,286	$(812,813)	$(1,472,772)	$–	$(1,266,299)
Net loss discontinued operations	–	–	–	(1,635,361)	(1,635,361)
Net income (loss)	$1,019,286	$(812,813)	$(1,472,772)	$(1,635,361)	$(2,901,660)

(1)               Includes depreciation of property and equipment and amortization expenses of intangible assets.

(2)              Including, inter alia, sales and marketing, general and administrative.

(3)               Out of those amounts, goodwill in the Company’s Training and Simulation and Battery and Power Systems Divisions totaled $24,435,641 and $6,321,396, respectively, as of June 30, 2013 and $24,435,641 and $5,829,929, respectively, as of June 30, 2012.

NOTE 5:                      FAIR VALUE MEASUREMENT

The carrying value of short term assets and liabilities in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted collateral deposits, trade receivables, unbilled receivables, inventories, prepaid and other assets, trade payables, accrued expenses, deferred revenues and other liabilities as of June 30, 2013 and December 31, 2012, approximate fair value because of the short maturity of these instruments. The carrying amounts of long term debt approximates the estimated fair values at June 30, 2013, based upon the Company’s ability to acquire similar debt at similar maturities

NOTE 6:                      COMMON STOCK REPURCHASE PROGRAM

In February 2009, the Company’s Board of Directors authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of the Company’s common stock. Through June 30, 2013, the Company repurchased 638,611 shares for a total of $869,931. The repurchase program, which expires on August 13, 2013, is subject to management’s discretion.

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

Executive Summary

We are a defense and security products and services company, engaged in two business areas: interactive simulation for military, law enforcement and commercial markets; and batteries and charging systems for the military and commercial markets. We operate in two business units:

➢
we develop, manufacture and market advanced high-tech multimedia and interactive digital solutions for use-of-force training and operator training of military, law enforcement, security and other personnel (our Training and Simulation Division); and

➢
we manufacture and sell lithium and Zinc-Air batteries for defense and security products, including our Soldier Wearable Integrated Power Equipment System (SWIPES)™ power hubs, along with other military and commercial applications (our Battery and Power Systems Division).

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

Overview of Results of Operations

Acquisitions

In the acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of definite-lived intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of definite-lived intangible assets in the amount of a fraction (based on the useful life of the definite-lived intangible assets) of the amount recorded as intangible assets. Such amortization charges continued during the first six months of 2013. We are required to review long-lived intangible assets and goodwill for impairment at least annually or whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that the carrying amount of these assets has been impaired, we must record the impairment charge in our statement of operations.

We incurred non-cash charges for amortization of intangible assets in the first six months of 2013 and 2012 in the amount of approximately $550,000 and $601,000, respectively.

Restricted Shares, Restricted Stock Units and Options

In accordance with FASB ASC 505-50, we incurred, for the six months ended June 30, 2013 and 2012, compensation expense related to restricted stock units and restricted shares of approximately $167,000 and $119,000, respectively. Our directors received their annual restricted stock grants on April 3, 2013 in accordance with the terms of the directors’ stock compensation plan.

Overview of Operating Performance and Backlog

Overall, our pre-tax income from continuing operations before income tax expense for the six months ended June 30, 2013 was $2.4 million on revenues of $44.4 million, compared to a loss of $2.0 million on revenues of $36.5 million during the six months ended June 30, 2012. As of June 30, 2013, our overall backlog totaled $65.7 million compared to $87.3 million in the second quarter of 2012.

In our Training and Simulation Division, revenues increased from approximately $27.4 million in the first six months of 2012 to $30.5 million in the first six months of 2013. As of June 30, 2013, our backlog for our Training and Simulation Division totaled $51.1 million compared to $78.7 million in the second quarter of 2012.

In our Battery and Power Systems Division, revenues increased from approximately $9.1 million in the first six months of 2012 to approximately $14.0 million in the first six months of 2013. As of June 30, 2013, our backlog for our Battery and Power Systems Division totaled $14.6 million compared to $8.6 million in the second quarter of 2012.

The table below details the percentage of total recognized revenue by type of arrangement for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
Type of Revenue	2013	2012
Sale of products	93.8%	96.7%
Maintenance and support agreements	3.0%	3.0%
Long term research and development contracts	3.2%	0.3%
Total	100.0%	100.0%

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

The majority of financial transactions of Epsilor is in New Israeli Shekels (“NIS”) and a substantial portion of Epsilor’s costs is incurred in NIS. Management believes that the NIS is the functional currency of Epsilor. Accordingly, the financial statements of Epsilor have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive income/loss in the income statement and stockholders’ equity.

Results of Operations

Three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Revenues. Revenues for the three months ended June 30, 2013 totaled $22.4 million, compared to $20.4 million in the comparable period in 2012, an increase of $2.0 million, or 9.9%. In the second quarter of 2013, revenues were $14.8 million for the Training and Simulation Division (compared to $16.5 million in the second quarter of 2012, a decrease of $1.7 million, or 10.2%, due primarily to the timing of deliveries in 2012 related to our VCTS contract); and $7.6 million for the Battery and Power Systems Division (compared to $3.9 million in the second quarter of 2012, an increase of $3.7 million, or 94.6%, due primarily to increased sales in the U.S. of the SWIPES™ system).

Cost of revenues. Cost of revenues totaled $16.1 million during the second quarter of 2013, compared to $17.0 million in the second quarter of 2012, a decrease of $925,000, or 5.4%, due primarily to the decreased revenue in our Training and Simulation Division offset by the higher costs associated with increased revenues in our Battery and Power Systems Division. Cost of revenues were $10.0 million for the Training and Simulation Division (compared to $13.2 million in the second quarter of 2012, a decrease of $3.2 million, or 24.3%, due primarily to increased margins due to changes in estimated contract costs); and $6.1 million for the Battery and Power Systems Division (compared to $3.8 million in the second quarter of 2012, an increase of $2.3 million, or 60.0%, due primarily to increased sales of the SWIPES™ system).

Research and development expenses. Research and development expenses for the second quarter of 2013 were $595,000, compared to $456,000 during the second quarter of 2012, an increase of $139,000, or 30.5%, due primarily to a net increase in our Training and Simulation Division due to the capitalization of certain research and development expenses in 2012 along with increased spending in the Battery and Power Systems Division for continuing research on new battery products.

Selling and marketing expenses. Selling and marketing expenses for the second quarter of 2013 were $1.4 million, compared to $1.3 million in the second quarter of 2012, an increase of $55,000, or 4.1%, due primarily to increased staffing in our Battery and Power Systems Division.

General and administrative expenses. General and administrative expenses for the second quarter of 2013 were $2.5 million, compared to $2.0 million in the second quarter of 2012, an increase of $465,000, or 23.3%, due primarily to increased expenses in our Battery and Power Systems Division to accommodate the significant growth in this division.

Amortization of intangible assets. Amortization of intangible assets totaled $274,000 in the second quarter of 2013, compared to $300,000 in the second quarter of 2012, a decrease of $26,000, or 8.8%, due primarily to decreased charges for fully amortized capitalized software in our Training and Simulation Division.

Other income. Other income totaled $267,000 in the second quarter of 2013, compared to other income of less than $1,000 in the second quarter of 2012, an increase of $267,000, due primarily to insurance proceeds received in our Battery and Power Systems Division.

Financial expense, net. Financial expense totaled $114,000 in the second quarter of 2013, compared to financial expense of $342,000 in the second quarter of 2012, a decrease of $228,000, due primarily to exchange rate differences.

Income taxes. We recorded $254,000 in tax expense in the second quarter of 2013, compared to $200,000 in tax expense in the second quarter of 2012, an increase of $54,000, or 27.3%, mainly concerning statutory Israeli taxes. This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets) for U.S. federal taxes, which totaled $150,000 in both the second quarter of 2013 and 2012.

Net income. Due to the factors cited above, we went from a net loss of $1.3 million in the second quarter of 2012 to a net income of $1.5 million in the second quarter of 2013, an improvement of $2.8 million.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Revenues. Revenues for the six months ended June 30, 2013 totaled $44.4 million, compared to $36.5 million in the comparable period in 2012, an increase of $7.9 million, or 21.8%. In the first six months of 2013, revenues were $30.5 million for the Training and Simulation Division (compared to $27.4 million in the first six months of 2012, an increase of $3.1 million, or 11.2%, due primarily to several significant new contracts); and $14.0 million for the Battery and Power Systems Division (compared to $9.1 million in the first six months of 2012, an increase of $4.9 million, or 53.9%, due primarily to increased sales in the U.S. of the SWIPES™ system).

Cost of revenues. Cost of revenues totaled $32.9 million during the first six months of 2013, compared to $28.8 million in the first six months of 2012, an increase of $4.1 million, or 14.0%, due primarily to the improved margins and revenue in our divisions. Cost of revenues were $21.4 million for the Training and Simulation Division (compared to $21.1 million in the first six months of 2012, an increase of $310,000, or 1.5%, due to changes in estimated contract costs); and $11.4 million for the Battery and Power Systems Division (compared to $7.7 million in the first six months of 2012, an increase of $3.7 million, or 48.2%, due primarily to increased sales of the SWIPES™ system.

Research and development expenses. Research and development expenses for the first six months of 2013 were $1.1 million, compared to $1.0 million during the first six months of 2012, an increase of $81,000, or 7.8%, due primarily to increased spending in the Battery and Power Systems Division for continuing research on new battery products.

Selling and marketing expenses. Selling and marketing expenses for the first six months of 2013 were $2.6 million, compared to $2.6 million in the first six months of 2012, an increase of $7,000, or 0.3%.

General and administrative expenses. General and administrative expenses for the first six months of 2013 were $4.9 million, compared to $5.0 million in the first six months of 2012, a decrease of $147,000, or 2.9%, due primarily to a reduction of $557,000 in corporate consulting and legal expenses related to transactional activities offset by an increase of $363,000 in our Battery and Power Systems Division, due primarily to increased expenses to accommodate the significant growth in this division. We are continuing our initiative to reduce general and administrative expense in our corporate activities.

Amortization of intangible assets. Amortization of intangible assets totaled $550,000 in the first six months of 2013, compared to $601,000 in the first six months of 2012, a decrease of $51,000, or 8.5%, due primarily to decreased charges for fully amortized capitalized software in our Training and Simulation Division.

Other income. Other income totaled $269,000 in the first six months of 2013, compared to other income of $1,000 in the first six months of 2012, an increase of $268,000, due primarily to insurance proceeds received in our Battery and Power Systems Division.

Financial expense, net. Financial expense totaled $303,000 in the first six months of 2013, compared to financial expense of $379,000 in the first six months of 2012, a decrease of $76,000, due primarily to exchange rate differences.

Income taxes. We recorded $429,000 in tax expense in the first six months of 2013, compared to $397,000 in tax expense in the first six months of 2012, an increase of $32,000, or 8.0%, mainly concerning statutory Israeli taxes. This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets) for U.S. federal taxes, which totaled $299,000, in non-cash expenses in the both the first six months of 2013 and 2012.

Net income. Due to the factors cited above, we went from a net loss of $2.4 million in the first six months of 2012 to a net income of $2.0 million in the first six months of 2013, an improvement of $4.4 million.

Liquidity and Capital Resources

As of June 30, 2013, we had $953,000 in cash and $491,000 in restricted collateral deposits, as compared to December 31, 2012, when we had $1.6 million in cash and $186,000 in restricted collateral deposits. We have experienced fluctuations in available cash in the previous twelve months due to the funding requirements of our larger contracts. These fluctuations have not had a significant impact on our operations, due in part to the increase in our credit facility that was negotiated with our primary bank in 2012. We ended the quarter with $2.1 million in available, unused bank lines of credit with our main bank as of June 30, 2013, under a $15.0 million credit facility under our FAAC subsidiary, described below. Our cash position has improved in the thirty days following the end of the quarter.

We and FAAC maintain a $15.0 million credit facility with FAAC’s primary bank, which is secured by Arotech’s assets and the assets of our other domestic subsidiaries and guaranteed by Arotech and our other domestic subsidiaries, at a rate of LIBOR plus 375 basis points and an unused line of credit fee of 0.35%. This credit facility expires May 31, 2015. The credit agreement contains certain covenants, including minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), quarterly Maximum Increase in Net Advance to Affiliates of less than 90% of EBITDA and an annual Fixed Charge Coverage Ratio of not less than 1.1 to 1.0. At the end of the first six months of 2013 and as of the filing date of this report, we met all required current covenants.

We used available funds in the six months ended June 30, 2013 primarily for working capital, investment in fixed assets and repayment of short term debt. We purchased approximately $1.3 million of fixed assets during the six months ended June 30, 2013. Our net fixed assets amounted to $5.2 million at June 30, 2013.

Net cash provided by operating activities for the six months ended June 30, 2013 was $1.2 million and net cash used in operating activities for the six months ended June 30, 2012 was $3.6 million, a change of $4.8 million. This difference was due primarily to the profit from continuing operations along with changes in working capital. The timing of cash inflows and outflows has impacted us due to the substantial purchases of products to fulfill the contracts in the Simulation and Training Division and Battery and Power Systems Division.

Net cash used in investing activities for the six months ended June 30, 2013 was $1.5 million and net cash provided by investing activities for the six months ended 2012 was $1.1 million, a change of $2.6 million. This difference was due primarily to the purchase of capital equipment and changes in restricted collateral deposits.

Net cash used in financing activities for the six months ended June 30, 2013 was $450,000 and net cash provided by financing activities for the six months ended June 30, 2012 was $1.5 million, a change of $2.0 million. The change in 2013 of cash used in financing activities was due primarily to changes in short term borrowing under our primary line of credit along with the repayment of the short term portion of long term debt.

As of June 30, 2013, we had approximately $10.2 million in short-term bank debt and $1.0 million in long-term debt outstanding. This is in comparison to $9.8 million in short-term bank debt and $1.9 million in long-term debt outstanding as of December 31, 2012.

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

Dated:           August 14, 2013

AROTECH CORPORATION

By:	/s/ Robert S. Ehrlich
	Name:	Robert S. Ehrlich
	Title:	Chairman and CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Senior Vice President – Finance and CFO
(Principal Financial Officer)