Form 10-K/A
period 2012-12-31
AROTECH CORP
filed 2013-09-12
CIK 916529

OMB APPROVAL
OMB Number:3235-0063
Expires: April 30, 2015
Estimated average burden
hours per response 1,998.78
t
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

EXPLANATORY NOTE

Arotech Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 1, 2013, in order to file certain exhibits inadvertently omitted from its original filing, including exhibits relating to the disclosure therein with respect to its credit facility.

This document does not contain any other changes from the version of this document previously filed with the Securities and Exchange Commission. No revisions are being made to the Company’s financial statements and, except as described below, this Amendment does not reflect events occurring after the filing of the Form 10-K, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this amended report:

(3)
Exhibits – The following Exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

Exhibit No.	Description

(1)3.1	Amended and Restated Certificate of Incorporation
(2)3.1.1	Amendment to our Amended and Restated Certificate of Incorporation
(3)3.1.2	Amendment to our Amended and Restated Certificate of Incorporation
(4)3.1.3	Amendment to our Amended and Restated Certificate of Incorporation
(7)3.1.4	Amendment to our Amended and Restated Certificate of Incorporation
(8)3.1.5	Amendment to our Amended and Restated Certificate of Incorporation
(2)3.2	Amended and Restated By-Laws
(5)4.1	Specimen Certificate for shares of common stock, $0.01 par value
(6)10.1	Promissory Note dated February 9, 2000, from Robert S. Ehrlich to us
(4)10.2	Promissory Note dated July 1, 2002 from Robert S. Ehrlich to us
(4)10.3	Lease dated April 8, 1997, between AMR Holdings, L.L.C. and FAAC Incorporated
† (5)10.4	Consulting Agreement, effective as of January 1, 2005, between us and Sampen Corporation
(6)10.5	Lease dated February 10, 2006 between Arbor Development Company LLC and FAAC Incorporated
† (8)10.6	Fifth Amended and Restated Employment Agreement, dated February 2, 2012 and effective as of January 1, 2012, between us, EFL and Robert S. Ehrlich
† (8)10.7	Second Amended and Restated Employment Agreement, dated February 2, 2012 and effective as of January 1, 2012, between EFL and Steven Esses
† (8)10.8	Second Amended and Restated Employment Agreement between the Company and Thomas J. Paup dated February 2, 2012 and effective as of January 1, 2012
*10.9	Credit Agreement among FAAC Incorporated, the Company and Fifth Third Bank dated April 30, 2012
*10.10	Security Agreement between FAAC Incorporated and Fifth Third Bank dated April 30, 2012
*10.11	Guaranty of the Company and Electric Fuel Battery Corporation to Fifth Third Bank dated April 30, 2012
*10.12	Amendment to Credit Agreement among FAAC Incorporated, the Company and Fifth Third Bank dated February 22, 2013
*21.1	List of Subsidiaries of the Registrant
(9)23.1	Consent of BDO USA, LLP
*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(9)32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(9)32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith
† Includes management contracts and compensation plans and arrangements
(1) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1998
(2) Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-97944), which became effective on February 5, 1996
(3) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000
(4) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003
(5) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004
(6) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005
(7) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(8) Incorporated by reference to our Current Report on Form 8-K filed June 9, 2009
(9) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

AROTECH CORPORATION

By:           /s/  Robert S. Ehrlich
Name: Robert S. Ehrlich
Title: Chairman and Chief Executive Officer

Date:              September 12, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Ehrlich	Chairman, Chief Executive Officer and Director	September 12, 2013
Robert S. Ehrlich	(Principal Executive Officer)

/s/ Thomas J. Paup	Senior Vice President – Finance	September 12, 2013
Thomas J. Paup	(Principal Financial Officer)

/s/ Norman E. Johnson	Controller	September 12, 2013
Norman E. Johnson	(Principal Accounting Officer)

/s/ Steven Esses	President and Director	September 12, 2013
Steven Esses

/s/ Jay M. Eastman	Director	September 12, 2013
Dr. Jay M. Eastman

/s/ Edward J. Borey	Director	September 12, 2013
Edward J. Borey

/s/ Seymour Jones	Director	September 12, 2013
Seymour Jones

/s/ Elliot Sloyer	Director	September 12, 2013
Elliot Sloyer

/s/ Michael E. Marrus	Director	September 12, 2013
Michael E. Marrus

/s/ Arthur S. Leibowitz	Director	September 12, 2013
Arthur S. Leibowitz