Form 10-Q
period 2013-09-30
AROTECH CORP
filed 2013-11-14
CIK 916529

0

OMB APPROVAL
OMB Number:3235-0070 Expires: April 30, 2015 Estimated average burden hours per response 187.43
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2013 .

Commission file number:   0-23336

AROTECH CORPORTATION
(Exact name of registrant as specified in its charter)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock as of November 12, 2013 was 19,518,124.

Index

Index

PART I

ITEM 1.                 FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,863,528	$1,580,627
Restricted collateral deposits	527,611	186,306
Trade receivables	13,820,892	9,639,709
Unbilled receivables	7,758,585	13,374,004
Other accounts receivable and prepaid expenses	1,433,848	1,178,780
Inventories	10,543,004	10,033,525
Discontinued operations – short term	71,655	389,272
Total current assets	39,019,123	36,382,223
LONG TERM ASSETS:
Severance pay fund	4,743,475	4,177,488
Other long term receivables	72,599	55,156
Property and equipment, net	4,894,468	4,464,580
Other intangible assets, net	1,360,422	2,238,273
Goodwill	30,901,802	30,562,298
Total long term assets	41,972,766	41,497,795
Total assets	$80,991,889	$77,880,018

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

Index

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$5,890,478	$7,156,327
Other accounts payable and accrued expenses	4,557,568	4,252,910
Current portion of long term debt	94,587	888,839
Short term bank credit	3,716,548	9,787,779
Deferred revenues	5,142,579	3,798,086
Discontinued operations – short term	13,873	588,592
Total current liabilities	19,415,633	26,472,533
LONG TERM LIABILITIES:
Accrued severance pay	6,805,962	6,133,042
Long term portion of debt	1,859,126	992,917
Deferred tax liability	5,368,896	4,920,021
Other long-term liabilities	49,509	27,590
Discontinued operations – long term	–	912,813
Total long-term liabilities	14,083,493	12,986,383
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of September 30, 2013 and December 31, 2012; Issued and outstanding: 19,518,124 shares and 16,151,298 shares as of September 30, 2013 and December 31, 2012, respectively	195,181	161,513
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of September 30, 2013 and December 31, 2012; No shares issued or outstanding as of September 30, 2013 and December 31, 2012	–	–
Additional paid-in capital	229,004,171	223,181,705
Accumulated deficit	(182,506,163)	(185,248,923)
Notes receivable from stockholders	(908,054)	(908,054)
Accumulated other comprehensive income	1,707,628	1,234,861
Total stockholders’ equity	47,492,763	38,421,102
Total liabilities and stockholders’ equity	$80,991,889	$77,880,018

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

Index

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. Dollars, except share data)

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Revenues	$67,637,517	$57,915,901	$23,187,544	$21,435,063

Cost of revenues	49,681,174	45,307,654	16,816,012	16,475,160
Research and development expenses	1,935,958	1,657,056	807,788	610,095
Selling and marketing expenses	3,849,483	3,868,531	1,229,225	1,255,337
General and administrative expenses	7,539,580	7,066,080	2,685,522	2,064,695
Amortization of intangibles	821,097	893,743	270,985	292,438
Total operating costs and expenses	63,827,292	58,793,064	21,809,532	20,697,725

Operating income (loss)	3,810,225	(877,163)	1,378,012	737,338

Other income (loss)	261,222	9,894	(7,460)	9,141
Financial expenses, net	(475,448)	(565,301)	(172,569)	(186,301)
Total other expense	(214,226)	(555,407)	(180,029)	(177,160)
Income (loss) from continuing operations before income tax expense	3,595,999	(1,432,570)	1,197,983	560,178

Income tax expense	(765,962)	(524,091)	(337,060)	(126,937)
Income (loss) from continuing operations	2,830,037	(1,956,661)	860,923	433,241
Income (loss) from discontinued operations, net of income tax	(87,278)	(1,506,353)	652	64,848
Net income (loss)	2,742,759	(3,463,014)	861,575	498,089

Other comprehensive income (loss), net of income tax
Foreign currency translation adjustment	472,767	(189,414)	202,844	(17,903)
Comprehensive income (loss)	$3,215,526	$(3,652,428)	$1,064,419	$480,186

Basic net income (loss) per share – continuing operations	$0.18	$(0.13)	$0.05	$0.03
Basic net income (loss) per share – discontinued operations	$(0.01)	$(0.10)	$0.00	$0.00
Basic net income (loss) per share	$0.17	$(0.23)	$0.05	$0.03
Diluted net income/loss per share – continuing operations	$0.18	$(0.13)	$0.05	$0.03
Diluted net income (loss) per share – discontinued operations	$(0.01)	$(0.10)	$0.00	$0.00
Diluted net income (loss) per share	$0.17	$(0.23)	$0.05	$0.03
Weighted average number of shares used in computing basic net income/loss per share	15,521,974	15,308,724	15,951,602	15,336,947
Weighted average number of shares used in computing diluted net income/loss per share	16,124,714	15,911,464	16,554,342	15,939,687

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

Index

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,742,759	$(3,463,014)
Adjustments required to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	867,008	832,831
Amortization of intangible assets	821,097	893,743
Stock-based compensation	394,135	171,001
Deferred tax provision	448,875	448,875
Changes in operating assets and liabilities:
Severance pay fund	106,933	156,361
Trade receivables	(4,181,183)	1,871,336
Other accounts receivable and prepaid expenses	(272,511)	114,167
Inventories	(509,479)	(1,405,686)
Unbilled receivables	5,615,419	(7,682,355)
Deferred revenues	1,344,493	327,341
Trade payables	(1,265,849)	2,441,907
Other accounts payable and accrued expenses	326,579	(468,111)
Discontinued operations	(308,835)	(156,434)
Net cash provided by (used in) operating activities	6,129,441	(5,918,038)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,296,896)	(510,969)
Additions to capitalized software development	(3,675)	(159,616)
Decrease (increase) in restricted collateral deposits	(341,305)	1,585,885
Discontinued operations	44,827	30,695
Net cash provided by (used in) investing activities	$(1,597,049)	$945,995

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

Index

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in current portion of long term debt	$(850,507)	$(34,785)
Changes in short term bank credit	(6,071,231)	3,869,006
Proceeds from sale of common stock, net	5,461,999	–
Discontinued operations	(49,636)	(384,344)
Net cash provided by (used in) financing activities	(1,509,375)	3,449,877
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,023,017	(1,522,166)
CASH ACCRETION (EROSION) DUE TO EXCHANGE RATE DIFFERENCES	193,692	25,265
NET CHANGE IN CASH AND EQUIVALENTS – DISCONTINUED OPERATIONS	66,192	(69,522)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	1,580,627	2,324,163
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$4,863,528	$757,740
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Interest paid during the period	$326,345	$229,631
Taxes paid on income during the period	$136,294	$40,372

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:                      BASIS OF PRESENTATION

a.           Company:

Arotech Corporation (“Arotech”) and its wholly-owned subsidiaries (the “Company”) provide defense and security products for the military, law enforcement and homeland security markets, including advanced zinc-air and lithium batteries and chargers, and multimedia interactive simulators/trainers. The Company operates primarily through its wholly-owned subsidiaries FAAC Incorporated (“FAAC”), based in Ann Arbor, Michigan with locations in Royal Oak, Michigan and Orlando, Florida; Electric Fuel Battery Corporation (“EFB”), based in Auburn, Alabama; and Epsilor-Electric Fuel Ltd. (“Epsilor-EFL”), based in Dimona, Israel with a location in Beit Shemesh, Israel. EFB and Epsilor-EFL form the Company’s Battery and Power Systems Division. IES Interactive Training and Realtime Technologies were merged with FAAC in 2007 and 2010, respectively, to create Arotech’s Training and Simulation Division. Pursuant to a management decision in the fourth quarter of 2011 and sale in 2012, the Company’s Armor Division, consisting of M.D.T. Protective Industries, Ltd., based in Lod, Israel, and MDT Armor Corporation, based in Auburn, Alabama, along with the trade name of Armour of America Incorporated, are reflected as discontinued operations for all periods presented.

b.           Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at September 30, 2013, its operating results for the nine- and three-month periods ended September 30, 2013 and 2012, and its cash flows for the nine-month period ended September 30, 2013 and 2012.

The results of operations for the nine and three months ended September 30, 2013 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2013.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended.

c.           Accounting for stock-based compensation:

For the nine months ended September 30, 2013 and 2012 the compensation expense recorded related to restricted stock units and restricted shares was $394,135 and $171,001, respectively. The remaining total compensation cost related to share awards not yet recognized in the income statement as of September 30, 2013 was $260,375, all of which was for restricted stock units and restricted shares that vest on longevity rather than performance. The weighted average period over which this compensation cost is expected to be recognized is approximately one and one-half years. Income tax expense was not impacted since the Company is in a net operating loss position. There were no new stock options issued in the first nine months of 2013 and no stock options were exercised in the first nine months of 2013.

d.           Reclassification:

Certain comparative data in these financial statements may have been reclassified to conform to the current year’s presentation.

Index

e.           Anti-dilutive shares for EPS calculation

All outstanding stock options and contingent, non-vested restricted stock have been excluded from the calculation of the basic/diluted net income/loss per common share because all such securities are anti-dilutive for the periods presented and the Company has excluded any restricted stock or restricted stock units that will never vest under the current program. The total weighted average number of shares related to the outstanding options and non-vested restricted stock excluded from the calculations of diluted net income (loss) per share for the nine-month periods ended September 30, 2013 and 2012 was 611,700 and 602,740, respectively.

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

ASSETS AND LIABILITIES – DISCONTINUED	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,356	$106,548
Restricted collateral deposits	–	44,827
Trade receivables	–	164,824
Other accounts receivable and prepaid expenses	31,299	73,073
Total current assets	71,655	389,272
Total assets	$71,655	$389,272
LIABILITIES
CURRENT LIABILITIES:
Trade payables	$–	$75,862
Other accounts payable and accrued expenses	13,873	453,443
Current portion of long term debt	–	59,287
Total current liabilities	13,873	588,592
LONG TERM LIABILITIES
Long term debt (building mortgage)	–	912,813
Total long-term liabilities	–	912,813
Total liabilities	$13,873	$1,501,405

Index

REVENUE AND EXPENSES – DISCONTINUED (unaudited)	Nine months ended September 30,
	2013	2012
Revenues	$1,992	$6,423,731

Cost of revenues, exclusive of amortization of intangibles	(2,458)	6,028,582
Research and development expenses	–	14,379
Selling and marketing expenses	1,340	315,284
General and administrative expenses	116,163	1,507,392
Total operating costs and expenses	115,045	7,865,637

Operating loss	(113,053)	(1,441,906)

Other income	83,957	84,195
Financial (income) expense, net	(57,182)	(148,642)
Total other income (expense)	26,775	(64,447)
Loss before income tax	(86,278)	$(1,506,353)
Income tax expense	1,000
Net loss	$(87,278)	$(1,506,353)

NOTE 2:                      INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method or the FIFO method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. Inventory write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and for market prices lower than cost. Inventories increased from December 31, 2012, $505,816 in the Training and Simulation Division and $3,663 in the Battery Division, for the products required to fulfill the current backlog. Inventories are composed of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Raw and packaging materials	$7,868,325	$7,455,426
Work in progress	552,482	363,415
Finished products	2,122,197	2,214,684
Total:	$10,543,004	$10,033,525

NOTE 3:                      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

For information about previous new accounting pronouncements and the potential impact on the Company’s Consolidated Financial Statements, see Note 2 of the Notes to Consolidated Financial Statements in the Company’s 2012 Form 10-K, as amended.

Index

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

b.           The following is information about reported segment revenues, income (losses) and total assets for the nine and three months ended September 30, 2013 and 2012:

	Training and Simulation Division	Battery and Power Systems Division	Corporate Expenses	Discontinued		Total Company
Nine months ended September 30, 2013
Revenues from outside customers	$48,141,162	$19,496,355	$–		$–	$67,637,517
Depreciation, amortization and impairment expenses(1)	(714,621)	(952,453)	(21,031)		–	(1,688,105)
Direct expenses(2)	(39,909,351)	(18,104,604)	(3,864,010)		–	(61,877,965)
Segment net income (loss)	$7,517,190	$439,298	$(3,885,041)		$–	$4,071,447
Financial expense	(28,801)	(96,431)	(350,216)		–	(475,448)
Income tax expense	(231,186)	(85,901)	(448,875)		–	(765,962)
Net income (loss) continuing operations	$7,257,203	$256,966	$(4,684,132)	$		$2,830,037
Net loss discontinued operations	–	–	–		(87,278)	(87,278)
Net income (loss)	$7,257,203	$256,966	$(4,684,132)		$(87,278)	$2,742,759
Segment assets(3)	$53,793,396	$26,791,215	$335,623		$71,655	$80,991,889
Additions to long-lived assets	$92,243	$1,208,328	$–		$–	$1,300,571
Nine months ended September 30, 2012
Revenues from outside customers	$43,843,374	$14,072,527	$–		$–	$57,915,901
Depreciation, amortization and impairment expenses(1)	(844,575)	(843,912)	(38,087)		–	(1,726,574)
Direct expenses(2)	(39,592,292)	(13,550,634)	(3,913,670)		–	(57,056,596)
Segment net income (loss)	$3,406,507	$(322,019)	$(3,951,757)		$–	$(867,269)
Financial income (expense)	(28,626)	(162,168)	(374,507)		–	(565,301)
Income tax income (expense)	(37,872)	–	(486,219)		–	(524,091)
Net income (loss) continuing operations	$3,340,009	$(484,187)	$(4,812,483)		$–	$(1,956,661)
Net loss discontinued operations	–	–	–		(1,506,353)	(1,506,353)
Net income (loss)	$3,340,009	$(484,187)	$(4,812,483)		$(1,506,353)	$(3,463,014)
Segment assets(3)	$52,685,833	$24,597,352	$191,718		$1,216,646	$78,691,549
Additions to long-lived assets	$356,681	$313,904	$–		$–	$670,585

Index

	Training and Simulation Division	Battery and Power Systems Division	Corporate Expenses	Discontinued	Total Company
Three months ended September 30, 2013
Revenues from outside customers	$17,667,054	$5,520,490	$–	$–	$23,187,544
Depreciation, amortization and impairment expenses(1)	(229,542)	(318,535)	(7,011)	–	(555,088)
Direct expenses(2)	(14,334,738)	(5,406,581)	(1,520,585)		(21,261,904)
Segment net income (loss)	$3,102,774	$(204,626)	$(1,527,596)	$–	$1,370,552
Financial expense	(11,216)	(61,453)	(99,900)	–	(172,569)
Income tax income (expense)	(175,534)	(11,901)	(149,625)	–	(337,060)
Net income (loss) continuing operations	$2,916,024	$(277,980)	$(1,777,121)	$–	$860,923
Net income discontinued operations	–	–	–	652	652
Net income (loss)	$2,916,024	$(277,980)	$(1,777,121)	$652	$861,575
Three months ended September 30, 2012
Revenues from outside customers	$16,442,769	$4,992,294	$–	$–	$21,435,063
Depreciation, amortization and impairment expenses(1)	(278,206)	(282,069)	(11,590)	–	(571,865)
Direct expenses(2)	(14,415,654)	(4,675,749)	(1,025,316)	–	(20,116,719)
Segment net income (loss)	$1,748,909	$34,476	$(1,036,906)	$–	$746,479
Financial income (expense)	(8,045)	(84,012)	(94,244)	–	(186,301)
Income tax income (expense)	60,032	–	(186,969)	–	(126,937)
Net income (loss) continuing operations	$1,800,896	$(49,536)	$(1,318,119)	$–	$433,241
Net loss discontinued operations	–	–	–	64,848	64,848
Net income (loss)	$1,800,896	$(49,536)	$(1,318,119)	$64,848	$498,089

(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.

(2)	Including, inter alia, sales and marketing, general and administrative.

(3)
Out of those amounts, goodwill in the Company’s Training and Simulation and Battery and Power Systems Divisions totaled $24,435,641 and $6,466,161, respectively, as of September 30, 2013 and $24,435,641 and $5,846,322, respectively, as of September 30, 2012.

NOTE 5:                      FAIR VALUE MEASUREMENT

The carrying value of short term assets and liabilities in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted collateral deposits, trade receivables, unbilled receivables, inventories, prepaid and other assets, trade payables, accrued expenses, deferred revenues and other liabilities as of September 30, 2013 and December 31, 2012, approximate fair value because of the short maturity of these instruments. The carrying amounts of long term debt approximates the estimated fair values at September 30, 2013, based upon the Company’s ability to acquire similar debt at similar maturities

NOTE 6:                      COMMON STOCK REPURCHASE PROGRAM

In February 2009, the Company’s Board of Directors authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of the Company’s common stock. Through September 30, 2013, the Company repurchased 638,611 shares for a total of $869,931. The repurchase program is subject to management’s discretion. During 2013 no activity has occurred.

Index

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve inherent risks and uncertainties. When used in this discussion, the words “believes,” “anticipated,” “expects,” “estimates” and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those set forth elsewhere in this report. Please see “Risk Factors” in our Annual Report on Form 10-K, as amended and in our other filings with the Securities and Exchange Commission.

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

Index

Between 2002 and December 2011, we were also engaged in the production of armored vehicles and aviation armor, through our Armor Division. In December 2011, our Board of Directors approved management’s plan to sell our Armor Division in order to focus on the more profitable and growth-oriented aspects of our business. We completed the sale of our Armor Division in June 2012.

Overview of Results of Operations

Acquisitions

In the acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of definite-lived intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of definite-lived intangible assets in the amount of a fraction (based on the useful life of the definite-lived intangible assets) of the amount recorded as intangible assets. Such amortization charges continued in the first nine months of 2013. We are required to review long-lived intangible assets and goodwill for impairment at least annually or whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that the carrying amount of these assets has been impaired, we must record the impairment charge in our statement of operations.

We incurred non-cash charges for amortization of intangible assets in the first nine months of 2013 and 2012 in the amount of $821,097 and $893,743, respectively.

Restricted Shares, Restricted Stock Units and Options

In accordance with FASB ASC 505-50, we incurred, for the nine months ended September 30, 2013 and 2012, compensation expense related to restricted stock units and restricted shares of approximately $394,000 and $171,000, respectively. Our directors received their annual restricted stock grants on April 3, 2013 in accordance with the terms of the directors’ stock compensation plan.

Overview of Operating Performance and Backlog

Overall, our pre-tax income from continuing operations before income tax expense for the nine months ended September 30, 2013 was $3.6 million on revenues of $67.6 million, compared to a loss of $1.4 million on revenues of $57.9 million in the nine months ended September 30, 2012. As of September 30, 2013, our overall backlog totaled $74.4 million, compared to $90.0 million at the end of the third quarter of 2012.

In our Training and Simulation Division, revenues increased from approximately $43.8 million in the first nine months of 2012 to $48.1 million in the first nine months of 2013. As of September 30, 2013, our backlog for our Training and Simulation Division totaled $58.9 million, compared to $78.5 million in the third quarter of 2012.

In our Battery and Power Systems Division, revenues increased from approximately $14.1 million in the first nine months of 2012 to approximately $19.5 million in the first nine months of 2013. As of September 30, 2013, our backlog for our Battery and Power Systems Division totaled $15.5 million, compared to $11.5 million in the third quarter of 2012.

The table below details the percentage of total recognized revenue by type of arrangement for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,
Type of Revenue	2013	2012
Sale of products	95.4%	97.0%
Maintenance and support agreements	3.1%	2.8%
Long term research and development contracts	1.5%	0.2%
Total	100.0%	100.0%

Common Stock Repurchase Program

In February of 2009, we authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of our common stock. Through September 30, 2013, we repurchased 638,611 shares for a total of $869,931. The repurchase program is subject to the discretion of our management. During 2013, no activity has occurred.

Index

Common Stock Offering

In September 2013, we sold an aggregate of 3,428,571 shares of our common stock in a public offering for an aggregate of $6.0 million (before underwriting discounts and commissions and expenses of the offering).

In October 2013, we sold an additional 514,285 shares in this public offering for an aggregate of $900,000 (before underwriting discounts and commissions and expenses of the offering).

Casualty Loss

In September of 2013, we sustained a personal property loss at our Training and Simulation Division’s leased Royal Oak, Michigan location as a result of an overnight electrical fire. We are fully operational in a temporary near-by location. All intellectual property and data were fully backed up on servers at an off-site location. We carried full replacement cost insurance and business interruption coverage. Management does not anticipate any financial losses associated with this casualty other than a minor insurance policy deductible.

Property Transfer of Discontinued Operations

In September 2013, as part of the wind-down of our discontinued operations, we transferred the ownership title and mortgage associated with the discontinued Armor Division building located in Auburn, Alabama to the Corporate continuing operations of Arotech. During the third quarter of 2013, $922,000 of debt was transferred to the Corporate Division associated with this transaction. The building is currently leased to a third party and has been listed for sale with a local real estate agent. Additionally, the carrying value of this property was written down to zero as part of the Armor Division impairment.

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

The majority of financial transactions of Epsilor is in New Israeli Shekels (“NIS”) and a substantial portion of Epsilor’s costs is incurred in NIS. Management believes that the NIS is the functional currency of Epsilor. Accordingly, the financial statements of Epsilor have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive income/loss in stockholders’ equity.

Results of Operations

Three months ended September 30, 2013, compared to the three months ended September 30, 2012.

Revenues. Revenues for the three months ended September 30, 2013 totaled $23.2 million, compared to $21.4 million in the third quarter of 2012, an increase of $1.8 million, or 8.2%. In the third quarter of 2013, revenues were $17.7 million for the Training and Simulation Division (compared to $16.4 million in the third quarter of 2012, an increase of $1.3 million, or 7.4%, due primarily to the Boom Operator Simulator System contract (BOSS)); and $5.5 million for the Battery and Power Systems Division (compared to $5.0 million in the third quarter of 2012, an increase of $528,000, or 10.6%, due to increased sales volume in the U.S. and Israel).

Cost of revenues. Cost of revenues totaled $16.8 million in the third quarter of 2013, compared to $16.5 million in the third quarter of 2012, an increase of $341,000, or 2.1% due primarily to increased revenues and improved margins. Cost of revenues were $12.4 million for the Training and Simulation Division (compared to $12.5 million in the third quarter of 2012, a decrease of $118,000, or 0.9%, due primarily to improved margins; and $4.4 million for the Battery and Power Systems Division (compared to $4.0 million in the third quarter of 2012, an increase of $459,000, or 11.5%, due primarily to an increase in revenue).

Index

Research and development expenses. Research and development expenses for the third quarter of 2013 were $808,000, compared to $610,000 in the third quarter of 2012, an increase of $198,000, or 32.4%, due primarily to increased spending related to new product development in both our Training and Simulation and Battery and Power Systems Division.

Selling and marketing expenses. Selling and marketing expenses for the third quarter of 2013 were $1.2 million, compared to $1.3 million in the third quarter of 2012, a decrease of $26,000, or 2.1%, due to a slight decrease of expenses in our Training and Simulation Division offset by a slight increase in our Battery and Power Division.

General and administrative expenses. General and administrative expenses for the third quarter of 2013 were $2.7 million, compared to $2.1 million in the third quarter of 2012, an increase of $621,000, or 30.1%, due primarily to increased expenses in our Corporate Division primarily associated with stock compensation expense and other compensation accruals, along with increases in staffing and other expenses in the Battery and Power Systems Division to facilitate the significant growth in this division.

Amortization of intangible assets. Amortization of intangible assets totaled $271,000 in the third quarter of 2013, compared to $292,000 in the third quarter of 2012, a decrease of $21,000, or 7.3%, due primarily to decreased charges for fully amortized capitalized software in our Training and Simulation Division.

Financial expense, net. Financial expense totaled $173,000 in the third quarter of 2013, compared to financial expense of $186,000 in the third quarter of 2012, a decrease of $13,000, due primarily to exchange rate differences.

Income taxes. We recorded $337,000 in tax expense in the third quarter of 2013, compared to $127,000 in tax expense in the third quarter of 2012, an increase of $210,000, or 165.5%, mainly associated with increased profits in our Training and Simulation Division. This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets) for U.S. federal taxes, which totaled $150,000 in non-cash expenses in both the third quarter of 2013 and 2012.

Net income. Due to the factors cited above, we went from a net income of $433,000 in the third quarter of 2012 to a net income of $861,000 in the third quarter of 2013, an improvement of $428,000.

Nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.

Revenues. Revenues for the nine months ended September 30, 2013 totaled $67.6 million, compared to $57.9 million in the comparable period in 2012, an increase of $9.7 million, or 16.8%. In the first nine months of 2013, revenues were $48.1 million for the Training and Simulation Division (compared to $43.8 million in the first nine months of 2012, an increase of $4.3 million, or 9.8%, due primarily to several significant new contracts); and $19.5 million for the Battery and Power Systems Division (compared to $14.1 million in the first nine months of 2012, an increase of $5.4 million, or 38.5%, due primarily to increased revenue in the U.S. of the SWIPES™ system along with increased revenues from other battery products).

Cost of revenues. Cost of revenues totaled $49.7 million in the first nine months of 2013, compared to $45.3 million in the first nine months of 2012, an increase of $4.4 million, or 9.7%, due primarily to increased revenue in both our divisions. Cost of revenues were $33.8 million for the Training and Simulation Division (compared to $33.6 million in the first nine months of 2012, an increase of $191,000, or 0.6%); and $15.9 million for the Battery and Power Systems Division (compared to $11.7 million in the first nine months of 2012, an increase of $4.2 million, or 35.7%, due primarily to increased sales of the SWIPES™ system).

Research and development expenses. Research and development expenses for the first nine months of 2013 were $1.9 million, compared to $1.6 million in the first nine months of 2012, an increase of $279,000, or 16.8%, due primarily to increased spending in both divisions for continuing research on new products.

Index

Selling and marketing expenses. Selling and marketing expenses for the first nine months of 2013 were $3.9 million, compared to $3.9 million in the first nine months of 2012, a decrease of $19,000, or 0.5%.

General and administrative expenses. General and administrative expenses for the first nine months of 2013 were $7.5 million, compared to $7.1 million in the first nine months of 2012, an increase of $473,000, or 6.7%, due primarily to a reduction of $751,000 in corporate consulting and legal expenses related to transactional activities offset by an increases in corporate stock compensation expense and other compensation accruals and an increase of $633,000 in expenses in our Battery and Power Systems Division, due primarily to increased staffing and other expenses to accommodate the significant growth in this division.

Amortization of intangible assets. Amortization of intangible assets totaled $821,000 in the first nine months of 2013, compared to $894,000 in the first nine months of 2012, a decrease of $73,000, or 8.1%, due primarily to decreased charges for fully amortized capitalized software in our Training and Simulation Division.

Financial expense, net. Financial expense totaled $475,000 in the first nine months of 2013, compared to financial expense of $565,000 in the first nine months of 2012, a decrease of $90,000, due primarily to exchange rate differences.

Income taxes. We recorded $766,000 in tax expense in the first nine months of 2013, compared to $524,000 in tax expense in the first nine months of 2012, an increase of $242,000, or 46.2%, mainly due to increased profits in our Training and Simulation Division. This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets) for U.S. federal taxes, which totaled $449,000, in non-cash expenses in the first nine months of 2013 and 2012.

Net income. Due to the factors cited above, we went from a net loss of $2.0 million in the first nine months of 2012 to a net income of $2.8 million in the first nine months of 2013, an improvement of $4.8 million.

Liquidity and Capital Resources

As of September 30, 2013, we had $4.9 million in cash and $528,000 in restricted collateral deposits, as compared to December 31, 2012, when we had $1.6 million in cash and $186,000 in restricted collateral deposits. We have experienced fluctuations in available cash in the previous twelve months due to the funding requirements of our larger contracts. These fluctuations have not had a significant impact on our operations, due in part to the increase in our credit facility that was negotiated with our primary bank in 2013. We ended the quarter with $9.1 million in available, unused bank lines of credit with our main bank as of September 30, 2013, under a $15.0 million credit facility under our FAAC subsidiary, described below.

We and FAAC maintain a $15.0 million credit facility with FAAC’s primary bank, which is secured by Arotech’s assets and the assets of our other domestic subsidiaries and guaranteed by Arotech and our other domestic subsidiaries, at a rate of LIBOR plus 375 basis points and an unused line of credit fee of 0.35%. This credit facility expires May 31, 2015. The credit agreement contains certain covenants, including minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), quarterly Maximum Increase in Net Advance to Affiliates of less than 90% of EBITDA and an annual Fixed Charge Coverage Ratio of not less than 1.1 to 1.0. At the end of the first nine months of 2013 and as of the filing date of this report, we met all required current covenants.

In September 2013, we sold an aggregate of 3,428,571 shares of our common stock in a public offering for an aggregate of $6.0 million (before underwriting discounts and commissions and expenses of the offering). After the close of the quarter, we sold an additional 514,285 shares in this public offering for an aggregate of $900,000 (before underwriting discounts and commissions and expenses of the offering) upon exercise by the underwriter of its overallotment option.

We used available funds in the nine months ended September 30, 2013 primarily for working capital, investment in fixed assets and repayment of short term debt. We purchased approximately $1.3 million of fixed assets in the nine months ended September 30, 2013. Our net fixed assets amounted to $4.9 million at September 30, 2013.

Index

Net cash provided by operating activities for the nine months ended September 30, 2013 was $6.1 million and net cash used in operating activities for the nine months ended September 30, 2012 was $5.9 million, a change of $12.0 million. This difference was due primarily to the profit from continuing operations along with changes in working capital. The timing of cash inflows and outflows has impacted us due to the substantial purchases of products to fulfill the contracts in the Simulation and Training Division and Battery and Power Systems Division.

Net cash used in investing activities for the nine months ended September 30, 2013 was $1.6 million and net cash provided by investing activities for the nine months ended September 30, 2012 was $946,000, a change of $2.5 million. This difference was due primarily to the purchase of capital equipment and changes in restricted collateral deposits.

Net cash used in financing activities for the nine months ended September 30, 2013 was $1.5 million and cash provided by financing activities was $3.4 million, in 2012, a change of $4.9 million. The change in 2013 of cash used in financing activities was due primarily to receipt of a net $5.4 million from a public offering that we conducted in September 2013, offset by a change in short term bank credit of $9.9 million.

As of September 30, 2013, we had approximately $3.7 million in short-term bank debt and $2.0 million in long-term debt outstanding. This is in comparison to $9.8 million in short-term bank debt and $1.9 million in long-term debt outstanding as of December 31, 2012. During the 3rd quarter of 2013, $922,000 of debt was transferred to the Corporate Division associated with the building in Auburn, Alabama that was previously held by the discontinued Armor Division.

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

Index

PART II

ITEM 1A.              RISK FACTORS.

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended. We do not believe that there have been any material changes in the risk factors disclosed in the Annual Report on Form 10-K, as amended.

ITEM 5.                 OTHER INFORMATION.

On November 13, 2013, we amended our employment agreements with our Chairman and CEO, Robert S. Ehrlich, and our President, Steven Esses, as follows:

•	To increase Mr. Ehrlich’s salary from NIS 122,050 per month to 144,650 per month, an increase of NIS 22,504 (approximately $6,373 per month).

•	To provide that we must provide Mr. Ehrlich with an automobile.

•	To increase Mr. Esses’s salary from NIS 74,515 to NIS 97,115 per month, an increase of NIS 22,600 (approximately $6,400) per month.

The foregoing description is qualified in its entirety by reference to the terms of the amendment agreements themselves, copies of which are filed as exhibits hereto.

ITEM 6.                 EXHIBITS.

The following documents are filed as exhibits to this report:

Exhibit Number	Description
10.1	Amendment letter between the Company and its subsidiary Epsilor-Electric Fuel Ltd. and Robert S. Ehrlich dated November 13, 2013
10.2	Amendment letter between the Company and its subsidiary Epsilor-Electric Fuel Ltd. and Steven Esses dated November 13, 2013
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:           November 14, 2013

AROTECH CORPORATION

By:	/s/ Robert S. Ehrlich
	Name:	Robert S. Ehrlich
	Title:	Chairman and CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Vice President – Finance and CFO
(Principal Financial Officer)