Form 10-Q/A
period 2013-09-30
AROTECH CORP
filed 2013-11-21
CIK 916529

0
OMB APPROVAL
OMB Number: 3235-0070 Expires: April 30, 2015 Estimated average burden hours per response 187.43
UNITED STATES
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

The number of shares outstanding of the issuer’s common stock as of November 12, 2013 was 20,032,409.

SEC 1296 (01-12)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

EXPLANATORY NOTE

Arotech Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as filed with the Securities and Exchange Commission on November 14, 2013, in order to correct an error in the numbers of shares outstanding on November 12, 2013 as shown on the cover page of the report. The report as originally filed inadvertently reflected the number outstanding as of the close of the quarter on September 30, 2013 and not the numbers of shares outstanding on November 12, 2013.

This document does not contain any other changes from the version of this document previously filed with the Securities and Exchange Commission. No revisions are being made to the Company’s financial statements and this Amendment does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

Additionally, as required by SEC regulations, we are replacing the Section 302 certifications from Arotech’s Chairman and Chief Executive Officer and Arotech’s Vice President – Finance and Chief Financial Officer.

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

Dated:   November 21, 2013

AROTECH CORPORATION

By:	/s/ Robert S. Ehrlich
	Name:	Robert S. Ehrlich
	Title:	Chairman and CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Vice President – Finance and CFO
(Principal Financial Officer)