Form 10-K
period 2013-12-31
AROTECH CORP
filed 2014-03-31
CIK 916529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549	OMB APPROVAL
	OMB Number:	3235-0063
	Expires:	April 30, 2015
Estimated average burden
	hours per response	1,998.78

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED      DECEMBER 31, 2013   .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 28, 2013 was approximately $19,616,335 (based on the last sale price of such stock on such date as reported by The Nasdaq Global Market and assuming, for the purpose of this calculation only, that all of the registrant’s directors and executive officers are affiliates).

(Applicable only to corporate registrants)  Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 20,165,408 as of 3/28/2014

Documents incorporated by reference: None

SEC 1673 (01-12)
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

Electric Fuel® is a registered trademark and Arotech™ and SWIPES™ are trademarks of Arotech Corporation, formerly known as Electric Fuel Corporation. All company and product names mentioned may be trademarks or registered trademarks of their respective holders. Unless otherwise indicated, “we,” “us,” “our” and similar terms refer to Arotech and its subsidiaries.

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

Training and Simulation Division

We develop, manufacture and market advanced high-tech multimedia and interactive digital solutions for use-of-force training and driver training of military, law enforcement, security and other personnel through our Training and Simulation Division, the larger of our two divisions. During 2013 and 2012, revenues from our Training and Simulation Division were approximately $63.4 million and $59.3 million, respectively.

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

Our Vehicle Simulation group focuses on the development and delivery of complete driving simulations for a wide range of vehicle types – such as trucks, automobiles, subway trains, buses, fire trucks, police cars, ambulances, airport ground vehicles, and military vehicles not including the U.S. Army’s Virtual Clearance Training Suite (VCTS) program. In 2013, our Vehicle Simulations group accounted for approximately 9.5% of our Training and Simulation Division’s revenues.

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

Military Operations

In the area of Military Operations, we believe we are a premier developer of validated, high fidelity analytical models and simulations of tactical air and land warfare systems for all branches of the Department of Defense and its related industrial contractors. Our simulations are found in systems ranging from instrumented air combat and maneuver training ranges (such as Top Gun), full task training devices such as the F-18 Weapon Tactics Trainer, and in the on-board computer of many fighter jet aircraft. We supply on-board software to support weapon launch decisions for the F-15, F-16, F-18, F-22 and Joint Strike Fighter (JSF) fighter aircraft. Additionally, FAAC is a prime contractor in respect of the VCTS program. In 2013, our Military Operations group (including VCTS) accounted for 75.4% of our Training and Simulation Division’s revenues. Our VCTS project accounted for 40.7% of our Training and Simulation Division’s revenues.

Use-of-Force

We are a leading provider of interactive, multimedia, fully digital training simulators for law enforcement, security, military and similar applications. With a large customer base spread over twenty countries around the world, we are a leader in the supply of simulation training products to law enforcement, governmental, and commercial clients. We conduct our interactive training activities and market our interactive training products, such as the MILO (Multiple Interactive Learning/training Objectives) System, the A2Z Classroom Trainer (a state-of-the-art Computer Based Training (CBT) system that allows students to interact with realistic interactive scenarios projected life-size in the classroom), and the Range FDU (firearm diagnostics unit), using our IES Interactive Training nameplate. In 2013, our Use of Force group accounted for 11.0% of our Training and Simulation Division’s revenues.

Warranty

We typically offer a one to two year warranty for most of its products. Additionally, we sell extended warranties to our existing customers.  In 2013, warranty revenue accounted for 4.1% of our Training and Simulation Division’s revenues.

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

Military Operations

Currently no significant competitors participate in the markets we serve around our weapon simulation niche. Our over 35-year history in this space provides a library of resources that would require a competitor to invest heavily in to offer a comparable product. The companies that could logically compete with us if they chose would be the companies that now subcontract this work to us: Boeing, Raytheon and Cubic.

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

Battery and Power Systems Division

We manufacture and sell Lithium and Zinc-Air batteries for defense and security products and other military applications through our Battery and Power Systems Division. During 2013 and 2012, revenues from our Battery and Power Systems Division were approximately $25.1 million and $20.8 million, respectively.

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

Customers

The principal customers for our Zinc-Air batteries during 2013 were the U.S. Army’s Communications-Electronics Command (CECOM) and the Defense Logistics Agency (DLA). In addition, we continue to further penetrate Special Forces and other specific U.S. military units with direct sales.

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

Backlog

We generally sell our products under standard purchase orders. Orders constituting our backlog are subject to changes in delivery schedules and are typically cancelable by our customers until a specified time prior to the scheduled delivery date. Accordingly, our backlog is not necessarily an accurate indication of future sales. As of December 31, 2013 and 2012, our backlog for the following year was approximately $58.0 million and $87.7 million, respectively, divided between our divisions as follows:

Division	2013	2012
Training and Simulation Division	$45,892,000	$72,404,000
Battery and Power Systems Division	12,067,000	15,293,000
TOTAL:	$57,959,000	$87,697,000

Major Customers

During 2013 and 2012, including both of our divisions, various branches of the United States military accounted for approximately 55% and 54% of our revenues. See “Item 1A. Risk Factors – Risks Related to Government Contracts,” below.

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

Research and Development

During the years ended December 31, 2013 and 2012, our research and product development expenses were approximately $3.0 million and $2.0 million, respectively.

Employees

As of December 31, 2013, we had approximately 373 full-time employees worldwide. Our success will depend in large part on our ability to attract and retain skilled and experienced employees.

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

We were incorporated in 1990 and began our operations in 1991. We have funded our operations principally from funds raised in public and private offerings of our common stock and equity and debt securities convertible or exercisable into shares of our common stock; research contracts and supply contracts; funds received under research and development grants from the Government of Israel; and sales of products that we and our subsidiaries manufacture. We have incurred significant net losses since our inception. Additionally, as of December 31, 2013, we had an accumulated deficit (including discontinued operations) of approximately $183.1 million. In an effort to reduce operating expenses and maximize available resources, we have consolidated certain of our subsidiaries, shifted personnel and reassigned responsibilities. We have also taken a variety of other measures to limit spending and will continue to assess our internal processes to seek additional cost-structure improvements. Although we believe that such steps will help to reduce our operating expenses and maximize our available resources, there can be no assurance that we will ever be able to achieve or maintain profitability consistently or that our business will continue to exist.

We need significant amounts of capital to operate and grow our business and to pay our debt.

We require substantial funds to operate our business, including marketing our products and developing and marketing new products. To the extent that we are unable to fully fund our operations, including repaying our outstanding debt, through profitable sales of our products and services, we will need to seek additional funding, including through the issuance of equity or debt securities. In addition, based on our internal forecasts, the assumptions described under “Liquidity and Capital Resources” below, and subject to the other risk factors described herein, we believe that our present cash position and anticipated cash flows from operations and lines of credit should be sufficient to satisfy our current estimated cash requirements for 2014. However, in the event our internal forecasts and other assumptions regarding our liquidity prove to be incorrect, we may need to seek additional funding. There can be no assurance that we will obtain any such additional financing in a timely manner, on acceptable terms, or at all. If additional funds are raised by issuing equity securities or convertible debt securities, stockholders may incur further dilution. If we incur additional indebtedness, we may be subject to affirmative and negative covenants that may restrict our ability to operate or finance our business. If additional funding is not secured, we will have to modify, reduce, defer or eliminate parts of our present and anticipated future commitments and/or programs.

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

Our bank and other indebtedness (short and long term) totaled approximately $1.9 million as of December 31, 2013 (not including trade payables, other account payables, capital leases, and accrued severance pay), of which none was bank working capital lines of credit. In addition, we may incur additional indebtedness in the future. Accordingly, we are subject to the risks associated with significant indebtedness, including:

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

A failure to comply with the obligations contained in the agreements governing our indebtedness could result in an event of default under such agreements which could result in an acceleration of debt under other instruments evidencing indebtedness that contain cross-acceleration or cross-default provisions. If our indebtedness were to be accelerated, there can be no assurance that our future cash flow or assets would be sufficient to repay in full such indebtedness. In February 2013, our primary bank increased our credit line by 50%, from $10.0 million to $15.0 million, and the expiration of the credit line was extended to May 31, 2015. The new credit agreement also contains certain covenants for 2013 through 2015, which are measured on a rolling twelve-month basis, limiting the Maximum Increase in Net Advance to Affiliates to less than 90% of EBITDA and meeting a Fixed Charge Coverage Ratio of not less than 1.1 to 1.0.

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

As of December 31, 2013, we had recorded goodwill of $31.0 million and any future impairment of goodwill or other intangible assets may have a significant impact on earnings. Goodwill is not amortized, but is tested for impairment at the reporting unit level. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the measurement and recognition of goodwill impairment. These risks include, but are not limited to, adverse changes in legal factors or the business climate, an adverse action or assessment by a regulator, a more-likely-than-not expectation that all or a significant portion of a reporting unit may be disposed of, a sustained decline in our market capitalization, significant negative variances between actual and expected financial results, and lowered expectations of future financial results.

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

We are subject to the Dodd-Frank Wall Street Reform and Consumer Protection Act disclosure requirements regarding the use of “conflict minerals”

Beginning in 2014, the Dodd-Frank Wall Street Reform and Consumer Protection Act imposes new disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries in products, whether or not these products are manufactured by third parties. The definition of “conflict minerals” includes tin, tantalum, tungsten and gold, and their derivatives, some of which we use in the activities of our Battery Division. These new requirements could affect the pricing, sourcing and availability of minerals used in the manufacture of our products. There will be additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products. We may also encounter challenges with our customers and stockholders if we are unable to certify that our products are conflict free.

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

We are highly dependent on the president of our FAAC subsidiary and the general managers of our Epsilor-EFL subsidiary and the loss of the services of either or both of these persons could adversely affect us. We are especially dependent on the services of our Chairman and Chief Executive Officer, Robert S. Ehrlich, and our President, Steven Esses. The loss of either Mr. Ehrlich or Mr. Esses could have a material adverse effect on us. We are party to employment agreements with Mr. Ehrlich and Mr. Esses, both of which agreements expire at the end of 2015. Pursuant to these agreements, effective September 30, 2014, Mr. Esses will become our Chief Executive Officer, and Mr. Ehrlich will remain as our Chairman. We do not have key-man life insurance on either Mr. Ehrlich or Mr. Esses.

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

A significant portion of our sales are made to customers located outside the U.S., primarily in Europe and Asia. In 2013 and 2012, 16.5% and 20.4%, respectively, of our revenues, were derived from sales to customers located outside the U.S. We expect that our international customers will continue to account for a substantial portion of our revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, foreign taxes, longer payment cycles and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect our sales to international customers. See also “Israel-Related Risks,” below.

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

An impasse in federal budget decision-making could lead to substantial delays or reductions in federal spending. For example, as a result of inability of the U.S. Government to reach agreement on budget reduction measures required by the Budget Control Act of 2011, sequestration triggered substantial automatic spending reductions beginning in January 2013, divided between defense and domestic spending over a nine-year period. As a result, U.S. Government funding for certain of our customers may be reduced, delayed or eliminated, which could significantly impact these customers’ demand for our products and services and if so would have a material adverse effect on our business, results of operations and cash flows. While the future impact of sequestration is uncertain, these automatic across-the-board budget cuts in sequestration could have significant negative consequences to our business and industry.

In years when Congress does not complete its budget process before the end of its fiscal year (September 30), government operations are funded through a continuing resolution (CR) that temporarily funds federal agencies. Recent CRs have generally provided funding at the levels provided in the previous fiscal year and have not authorized new spending initiatives. When the federal government operates under a CR, delays can occur in the procurement of products and services. Historically, such delays have not had a material effect on our business; however, should funding of the federal government by CR be prolonged or extended through the entire government 2014 fiscal year, and sequestration is not alleviated, it could continue to have significant consequences to our business and our industry.

Additionally, our business could be seriously affected if the demand for and priority of funding for combat operations in Afghanistan decreases which may reduce the demand for our services on contracts supporting some operations and maintenance activities in the Department of Defense or if we experience an increase in set-asides for small businesses, which could result in our inability to compete directly for prime contracts.

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

U.S. military contracts account for a significant portion of our business. The U.S. military funds these contracts in annual increments. These contracts require subsequent authorization and appropriation that may not occur or that may be greater than or less than the total amount of the contract. Changes in the U.S. military’s budget, spending allocations and the timing of such spending could adversely affect our ability to receive future contracts. None of our contracts with the U.S. military has a minimum purchase commitment, and the U.S. military generally has the right to cancel its contracts unilaterally without prior notice. The loss of, or a significant reduction in, U.S. military business could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

One of the continued listing standards for our stock on the Nasdaq Stock Market (both the Nasdaq Global Market, on which our stock is currently listed, and the Nasdaq Capital Market) is the maintenance of a $1.00 bid price. Our stock price has periodically traded below $1.00 in the past. If our bid price were to decrease and remain below $1.00 for 30 consecutive business days, Nasdaq could notify us of our failure to meet the continued listing standards, after which we would have 180 calendar days to correct such failure or be delisted from the Nasdaq Global Market. Although we would have the opportunity to appeal any potential delisting, there can be no assurances that this appeal would be resolved favorably. As a result, there can be no assurance that our common stock will remain listed on the Nasdaq Global Market. If our common stock were to be delisted from the Nasdaq Global Market, we might apply to be listed on the Nasdaq Capital Market if we then met the initial listing standards of the Nasdaq Capital Market (other than the $1.00 minimum bid standard). If we were to move to the Nasdaq Capital Market, current Nasdaq regulations would give us the opportunity to obtain an additional 180-day grace period if we meet certain net income, stockholders’ equity or market capitalization criteria; if at the end of that period we had not yet achieved compliance with the minimum bid price rule, we would be subject to delisting from the Nasdaq Capital Market. Although we would have the opportunity to appeal any potential delisting, there can be no assurances that this appeal would be resolved favorably. In addition, we may be unable to satisfy the other continued listing requirements. As a result, there can be no assurance that our common stock will remain listed on the Nasdaq Stock Market.

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

Our Israeli production facilities in the cities of Beit Shemesh and Dimona, are located approximately 27 miles and 38 miles, respectively, from the nearest point of the border with the Gaza Strip. There can be no assurance that Hamas will not begin to use on a more frequent basis longer-range missiles capable of reaching our facilities, which could result in a significant disruption of the Israel-based portion of our business. Additionally, recent political events, including political uprisings, social unrest and regime change, in various countries in the Middle East and North Africa have weakened the stability of those countries, which could result in extremists coming to power, including in countries with which Israel has signed peace treaties that may not be respected by extremists. In addition, Iran has threatened to attack Israel and Israel is reported to be considering a pre-emptive attack on Iran, which is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza and Hezbollah in Lebanon. These situations may potentially escalate in the future to more violent events which may affect Israel and us. Any major hostilities involving Israel, including as a result of the military conflicts between the Fatah and Hamas in Gaza Strip, Judea and Samaria, or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our business, operating results and financial condition.

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

Although a substantial majority of our revenues and a substantial portion of our expenses are denominated in U.S. dollars, a portion of our costs, including personnel and facilities-related expenses, is incurred in New Israeli Shekels (NIS). Inflation in Israel will have the effect of increasing the dollar cost of our operations in Israel, unless it is offset on a timely basis by a devaluation of the NIS relative to the dollar. In 2013, the inflation-adjusted NIS appreciated against the dollar.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Our primary executive offices are located in FAAC’s offices, consisting of approximately 17,300 square feet of office and warehouse space in Ann Arbor, Michigan, pursuant to a lease expiring in July 2018. FAAC has also leased 17,200 square feet of office and warehouse space adjacent to our main offices pursuant to a lease beginning in June 2006 and expiring in July 2018. Additionally, pursuant to a lease expiring in October 2014, FAAC is leasing approximately 10,000 square feet of office and lab space in Orlando, Florida.

FAAC also leases approximately 5,500 square feet in Royal Oak, Michigan pursuant to a lease terminating in November 2018.

In August 2011 FAAC purchased 40,000 square feet of office and warehouse space in Ann Arbor, Michigan, approximately three miles from its current location, where it began to consolidate certain of its operations beginning in 2011. Subsequently, in December 2012, FAAC subleased 7,000 square feet of surplus space of the purchased building to a non-profit organization as office space for a term of 10 years with an option to terminate the sublease with a one year prior notice in May 2018.

EFB operates out of our leased Auburn, Alabama facilities, constituting approximately 30,000 square feet, which is leased from the City of Auburn through January, 2015.

Our management and administrative facilities and research, development and production facilities for the manufacture and assembly of our Survivor Locator Lights, constituting approximately 21,000 square feet, are located in Beit Shemesh, Israel, located between Jerusalem and Tel-Aviv (within Israel’s pre-1967 borders). The lease for these facilities in Israel expires on December 31, 2017. Most of the members of our senior management, including our Chief Executive Officer and our President, work extensively out of our Beit Shemesh facility. Our Chief Financial Officer works out of our Ann Arbor, Michigan facility.

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

ITEM 3.                      LEGAL PROCEEDINGS

As of the date of this filing, there were no material pending legal proceedings against us, and there were no material legal proceedings active against us during 2013.

ITEM 4.                      MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market. Our Nasdaq ticker symbol is “ARTX.” The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock on the Nasdaq Global Market System:

Year Ended December 31, 2013	High	Low
Fourth Quarter	$3.91	$1.63
Third Quarter	$2.71	$1.32
Second Quarter	$1.93	$1.00
First Quarter	$1.31	$0.91

Year Ended December 31, 2012	High	Low
Fourth Quarter	$1.18	$0.90
Third Quarter	$1.00	$0.71
Second Quarter	$1.30	$0.85
First Quarter	$1.39	$1.11

As of February 28, 2014, we had approximately 157 holders of record of our common stock.

Share Repurchase Program

In February of 2009, we authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of our common stock. Pursuant to this plan, through December 31, 2013 we have repurchased 638,611 shares of our common stock for $869,931 ($857,018 net of commissions), all of which was purchased after April 1, 2009. We did not repurchase any shares during 2013 or 2012.  The program now expires in August 2014.

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

Annual Stockholders Meeting

We held our 2013 Annual Meeting of Stockholders on November 12, 2013. Our 2014 Annual Meeting of Stockholders will be held on Monday, August 11, 2014 commencing at 10:00 a.m., eastern daylight time.

In light of the foregoing and in accordance with Rules 14a-5(f) and 14a-8(e)(2) under the Securities Exchange Act of 1934, as amended, we will consider stockholder proposals submitted in connection with our 2014 Annual Meeting to have been submitted in a timely fashion if such proposals are received by us at our principal offices no later than March 31, 2014. If a proposal is received after March 31, 2014, the proxies designated by the Board of Directors of the Company will have discretionary authority to vote on the proposal under circumstances consistent with the proxy rules of the Securities and Exchange Commission.

We expect to mail our Notice of Annual Meeting and Notice of Internet Availability of Proxy Materials, containing links to our Annual Report to Stockholders for the year ended December 31, 2013 and our Proxy Statement for the 2014 Annual Meeting, on or about July 1, 2014.

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

Inventories

Our policy for valuation of inventory and commitments to purchase inventory, including the determination of obsolete or excess inventory, requires us to perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, valuation of existing inventory, as well as product lifecycle and product development plans. The estimates of future demand that we use in the valuation of inventory are the basis for our revenue forecast, which is also used for our short-term manufacturing plans. Inventory reserves are also provided to cover risks arising from slow-moving items. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. We may be required to record additional inventory write-down if actual market conditions are less favorable than those projected by our management. For fiscal 2013, no significant changes were made to the underlying assumptions related to estimates of inventory valuation or the methodology applied.

Goodwill

As of December 31, 2013, we had recorded goodwill of $31.0 million. We allocate goodwill acquired in a business combination to the appropriate reporting unit as of the acquisition date. Currently our reporting units are also our reportable segments and the associated goodwill was determined when the specific businesses in the reportable segments were purchased. Under FASB ASC 350-10, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

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

We completed our annual goodwill impairment review using the financial results as of the quarter ended June 30, 2013 and again as of the quarter ended December 31, 2013 using our forecasted plan developed in the fourth quarter. We originally used a June 30 date because this allowed us to use internal resources that are available before we start our annual audit process but our management determined that an impairment review as of December 31, 2013 would be more appropriate as it better aligns the timing of our budget process with this test.

As noted above, under revised FASB guidance (ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment”), under certain circumstances we have the option of performing a qualitative assessment when testing goodwill for impairment. We determined that this qualitative assessment would be appropriate in the case of our Training and Simulation Division, but that with respect to our Battery and Power Systems Division, we determined that we were required to perform a quantitative analysis.

With respect to our Training and Simulation Division, in both the December 31, 2013 review and the June 30, 2013 review, we determined, using qualitative factors, that no goodwill was impaired.

With respect to our Battery and Power Systems Division, in both the December 31, 2013 review and the June 30, 2013 review, we undertook the first step of the quantitative analysis, in which we computed a fair value of that reporting unit. The valuation for Battery and Power Systems Division at the quarter ended June 30, 2013 exceeded the unit’s carrying value.  The valuation completed for the quarter ended December 31, 2013 also exceeded the reporting unit’s carrying value by over 19%; we will continue to monitor the actual results of the reporting unit versus the forecast used for the impairment review and reevaluate the goodwill as required. Because we determined with respect to our Battery and Power Systems Division that the fair value was greater than the carrying value of the unit at the measurement date, the second step of the quantitative impairment assessment was not required, and no goodwill was impaired.

We also consider our current market capitalization compared to the sum of the estimated fair values of its reporting units in conjunction with each impairment assessment.  As part of this consideration, management recognizes that our market capitalization may not be an accurate representation of the sum of the reporting unit fair values for the following reasons:

•	The long term horizon of the valuation process versus a short term valuation using current market conditions;

•	The valuation by individual business segments versus the market share value based on our company as a whole including unallocable corporate costs;

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

As of the December 31, 2013 valuation date, our market capitalization was approximately $70.4 million, which did not, in management’s view, suggest that the fair value estimates used in its impairment assessment required any adjustment.

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

Executive Summary

Overview of Results of Operations

We incurred an operating loss for the year ended December 31, 2012 but we achieved profitability for the year ended December 31, 2013. While we expect to continue to derive revenues from the sale of products that we manufacture and the services that we provide, there can be no assurance that we will be able to maintain profitability on a consistent basis.

A portion of our operating loss during 2012 arose as a result of one-time expenses, non-cash and impairment charges. These charges were primarily related to our prior transactional activities, financings and stock-based awards to employees. To the extent that we continue certain of these activities during 2014, we would expect to continue to incur such expenses in the future.

Acquisitions

In acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of intangible assets in the amount of a fraction (based on the useful life of the intangible assets) of the amount recorded as intangible assets. Such amortization charges continued during 2013. We are required to review intangible assets for impairment whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that an intangible asset has been impaired, we must record the impairment charge in our statement of operations.

In the case of goodwill, the assets recorded as goodwill are not amortized; instead, we are required to perform an annual impairment review. If we determine, through the impairment review process, that goodwill has been impaired, we must record the impairment charge in our statement of operations.

We incurred non-cash charges for amortization of intangible assets in 2013 and 2012 in the amount of $1.1 million and $1.2 million, respectively.

Issuances of Restricted Share and Restricted Stock Units.

During 2013 and 2012, we issued restricted shares and restricted stock units to certain of our employees and to our directors. Each restricted stock unit is equal to one share of Company stock and is redeemable only for stock. These shares were issued as stock bonuses or were the required annual grant to directors, and are restricted for a period of up to three years from the date of issuance. Relevant accounting rules provide that the aggregate amount of the difference between the purchase price of the restricted shares or restricted stock units (in this case, generally zero) and the market price of the shares on the date of grant is taken as a general and administrative expense, amortized over the life of the period of the restriction.

We incurred non-cash charges related to stock-based compensation in 2013 and 2012 in the amount of $437,000 and $448,000, respectively.

Overview of Operating Performance and Backlog

Overall, our pre-tax profit from continuing operations for 2013 was $3.3 million on revenues of $88.6 million, compared to a pre-tax loss of $1.4 million on revenues of $80.1 million during 2012. As of December 31, 2013, our overall backlog for continuing operations totaled $58.0 million.

In our Training and Simulation Division, revenues increased from approximately $59.3 million in 2012 to $63.4 million in 2013. As of December 31, 2013, our backlog for our Training and Simulation Division totaled $45.9 million.

In our Battery and Power Systems Division, revenues increased from approximately $20.8 million in 2012 to approximately $25.1 million in 2013. As of December 31, 2013, our backlog for our Battery and Power Systems Division totaled $12.1 million.

Common Stock Repurchase Program

In February 2009, we authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of our common stock. Pursuant to this plan, through December 31, 2013, we have repurchased 638,611 shares of our common stock for $869,931 ($857,018 net of commissions), all of which was purchased after April 1, 2009. At December 31, 2013, we had remaining authorization for the repurchase of up to $142,982 in shares of our common stock. The repurchase program, which expires on August 12, 2014, is subject to the discretion of our management.

Results of Operations

Summary

Following is a table summarizing our results of continuing operations for the years ended December 31, 2013 and 2012, after which we present a narrative discussion and analysis:

	Year Ended December 31,
	2013	2012
Revenues:
Training and Simulation Division	$63,425,319	$59,270,768
Battery and Power Systems Division	25,146,109	20,779,666
	$88,571,428	$80,050,434
Cost of revenues:
Training and Simulation Division	$44,257,129	$44,822,270
Battery and Power Systems Division	20,223,011	17,318,768
	$64,480,140	$62,141,038
Research and development expenses:
Training and Simulation Division	$1,296,956	$698,349
Battery and Power Systems Division	1,658,927	1,345,369
	$2,955,883	$2,043,718
Selling and marketing expenses:
Training and Simulation Division	$4,448,036	$4,513,244
Battery and Power Systems Division	1,169,669	974,666
	$5,617,705	$5,487,910
General and administrative expenses:
Training and Simulation Division	$3,553,058	$3,456,873
Battery and Power Systems Division	1,630,641	946,727
Corporate	5,703,260	5,649,165
	$10,886,959	$10,052,765
Amortization of intangible assets:
Training and Simulation Division	$581,886	$676,299
Battery and Power Systems Division	509,240	509,240
	$1,091,126	$1,185,539
Operating income (loss):
Training and Simulation Division	$9,288,254	$5,103,733
Battery and Power Systems Division	(45,379)	(315,104)
Corporate	(5,703,260)	(5,649,165)
	$3,539,615	$(860,536)
Other income:
Training and Simulation Division	$4,761	$5,926
Battery and Power Systems Division	253,600	2,327
Corporate	27,896	31
	$286,347	$8,284
Financial expense (income):
Training and Simulation Division	$(44,146)	$(43,221)
Battery and Power Systems Division	(30,733)	(7,639)
Corporate	(424,393)	(497,126)
	$(499,272)	$(547,986)
Income tax expense (benefit):
Training and Simulation Division	$319,225	$(7,688)
Battery and Power Systems Division	134,995	–
Corporate	598,500	635,844
	$1,052,720	$628,156
Net income (loss) – continuing operations:
Training and Simulation Division	$8,929,644	$5,074,126
Battery and Power Systems Division	42,493	(320,416)
Corporate	(6,698,167)	(6,782,104)
	$2,273,970	$(2,028,394)

Fiscal Year 2013 compared to Fiscal Year 2012

Revenues. During 2013, we (through our subsidiaries) recognized revenues as follows:

➢
Training and Simulation Division – FAAC, IES and RTI recognized revenues from the sale of military operations and vehicle simulators, interactive use-of-force training systems and from the provision of maintenance services in connection with such systems.

➢
Battery and Power Systems Division – EFB and Epsilor-EFL recognized revenues from the sale of batteries, chargers, adapters and power hub products to the military and commercial customers, and under certain development contracts with the U.S. Army.

➢	Battery and Power Systems Division – Epsilor-EFL also recognized revenues from the sale of water-activated battery (WAB) lifejacket lights.

Revenues for continuing operations for 2013 totaled $88.6 million, compared to $80.1 million in 2012, an increase of $8.5 million, or 10.6%. This increase was primarily attributable to the following factors:

➢	Increased revenues from our Training and Simulation Division ($4.1 million more in 2013 versus 2012), due primarily to the Boom Operator Simulator System (BOSS) contract.

➢
Increased revenues from our Battery and Power Systems Division ($4.4 million more in 2013 versus 2012), due to an increase of $667,000 from the prior year’s sales in the U.S. of SWIPES™ along with increased sales in our other battery products.

The table below details the percentage of total recognized revenue by type of arrangement for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
Type of Revenue	2013	2012
Sale of products	95.0%	96.0%
Maintenance and support agreements	3.3%	2.8%
Long term research and development contracts	1.7%	1.2%
Total	100.0%	100.0%

Cost of revenues. Cost of revenues totaled $64.5 million during 2013, compared to $62.1 million in 2012, an increase of $2.4 million, or 3.8%, due primarily to increased revenues in our Training and Simulation Division, as well as increased sales in the U.S. of the SWIPES™ system. Cost of revenues as a percentage of revenue remained essentially flat in our Battery and Power Systems Division but increased in our Training and Simulation Division due primarily to the product mix and the VCTS contract.

Research and development expenses. Research and development expenses for 2013 were $3.0 million, compared to $2.0 million during 2012, an increase of $912,000, or 44.6%, due primarily to increased spending in both divisions for continuing research on new products.

Selling and marketing expenses. Selling and marketing expenses for 2013 were $5.6 million, compared to $5.5 million in 2012, an increase of $130,000, or 2.4%, due to a slight decrease of expenses in our Training and Simulation Division offset by a slight increase in our Battery and Power Division.

General and administrative expenses. General and administrative expenses for 2013 were $10.9 million, compared to $10.1 million in 2012, an increase of $834,000, or 8.3%, due primarily to a reduction of $358,000 in corporate consulting, audit and legal expenses offset by an increase of $692,000 in corporate compensation expense and an increase of $350,000 in compensation expense in our Battery and Power Systems Division, the latter due primarily to increased staffing and other expenses to accommodate the significant growth in this division.

Amortization of intangible assets. Amortization of intangible assets totaled $1.1 million in 2013, compared to $1.2 million in 2012, a decrease of $94,000, or 8.0%, due primarily to decreased charges for fully amortized capitalized software in our Training and Simulation Division.

Financial expenses, net. Financial expense totaled $499,000 in 2013, compared to financial expense of $548,000 in 2012, a decrease of $49,000, or 8.9%, due primarily to exchange rate differences.

Income taxes. With respect to some of our subsidiaries that generated pre-tax income during 2013, we were able to offset federal taxes against our accumulated loss carry forward. We recorded $1.1 million in tax expense in 2013, compared to $628,000 in tax expense in 2012, an increase of $425,000, or 67.6%, mainly due to increased profits in our Training and Simulation Division. This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets). This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $599,000 in non-cash expenses in both 2013 and 2012.

Net income. Due to the factors cited above, we went from a net loss from continuing operations of $2.0 million in 2012 to a net income of $2.3 million in 2013, an improvement of $4.3 million.

Liquidity and Capital Resources

As of December 31, 2013, we had $5.8 million in cash and $498,000 in restricted collateral deposits, as compared to December 31, 2012, when we had $1.6 million in cash and $186,000 in restricted collateral deposits. We have experienced fluctuations in available cash in the previous twelve months due to the funding requirements of our larger contracts. These fluctuations have not had a significant impact on our operations, due in part to the increase in our credit facility that was negotiated with our primary bank in 2013. We also had $10.2 million in available, unused bank lines of credit with our main bank as of December 31, 2013, under a $15.0 million credit facility under our FAAC subsidiary, which is secured by our assets and the assets of our other subsidiaries and guaranteed by us. As of December 31, 2013, we had no short-term bank debt.

We and FAAC maintain a $15.0 million credit facility with FAAC’s primary bank, which is secured by Arotech’s assets and the assets of our other domestic subsidiaries and guaranteed by Arotech and our other domestic subsidiaries, at a rate of LIBOR plus 375 basis points and an unused line of credit fee of 0.35%. This credit facility expires May 31, 2015. The credit agreement contains certain covenants, including minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), quarterly Maximum Increase in Net Advance to Affiliates of less than 90% of EBITDA and an annual Fixed Charge Coverage Ratio of not less than 1.1 to 1.0. At the end of 2013 and as of the filing date of this report, we met all required current covenants.

In September and October 2013, we sold an aggregate of 3,942,856 shares of our common stock in a public offering for an aggregate of $6.9 million (before $562,000 of underwriting discounts and commissions and expenses of the offering).

We used available funds in 2013 primarily for investment in fixed assets and repayment of short term debt. We purchased approximately $1.7 million of property and equipment during 2013. Our net property and equipment amounted to $4.9 million as of December 31, 2013.

Net cash provided by (used in) operating activities for 2013 and 2012 was $10.2 million and $(4.4 million), respectively, a net change in usage of $14.6 million. This difference was due primarily to the profit from continuing operations along with changes in working capital. The timing of cash inflows and outflows has impacted us due to the substantial purchases of products to fulfill the contracts in the Simulation and Training Division and Battery and Power Systems Division.

Net cash provided by (used in) investing activities for 2013 and 2012 was $(1.9 million) and $371,000, a net change of $2.3 million. This difference was due primarily to the purchase of capital equipment and changes in restricted collateral deposits.

Net cash provided by (used in) financing activities for 2013 and 2012 was $(4.4 million) and $3.5 million, respectively, a change of $7.9 million. The change in 2013 of cash used in financing activities was due primarily to receipt of $6.3 million (net) from a public offering that we conducted in 2013, offset by a pay down in long and short term debt of $10.7 million.

As of December 31, 2013, we had no short-term bank debt and $1.9 million in long-term debt outstanding, as compared to December 31, 2012, when we had approximately $9.8 million in short-term bank debt and $1.9 million in long-term debt outstanding for continuing operations, including current maturities.

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

Effective Corporate Tax Rate

We and certain of our subsidiaries incurred net operating losses during the years ended December 31, 2013 and 2012. With respect to some of our U.S. subsidiaries that operated at a net profit during 2013, we were able to offset federal taxes against our net operating loss carryforward. These subsidiaries are, however, subject to state taxes that cannot be offset against our net operating loss carryforward. We also set up a tax liability for the impact of the deductions taken for goodwill.

As of December 31, 2013, we had a U.S. net operating loss carryforward of approximately $39.6 million that is available to offset future taxable income under certain circumstances, expiring primarily from 2020 through 2032, and foreign net operating and capital loss carryforwards of approximately $95.4 million, which are available indefinitely to offset future taxable income under certain circumstances.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our periodic reports that we file with the SEC. These disclosure controls and procedures are intended to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objectives of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of December 31, 2013, our principal executive officer and principal financial officer were able to conclude that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management, including our principal executive and financial officers, is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management has evaluated the effectiveness of our internal controls as of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2013. In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in the1992 Internal Control – Integrated Framework.

Based on management’s assessment and these criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers, Directors and Significant Employees

Executive Officers and Directors

Our executive officers and directors and their ages as of February 28, 2014 were as follows:

Name	Age	Position
Robert S. Ehrlich	76	Chairman of the Board and Chief Executive Officer
Steven Esses	50	President and Director
Dr. Jay M. Eastman	65	Director
Seymour Jones	82	Director
Michael E. Marrus	50	Director
Arthur S. Leibowitz	60	Director
Thomas J. Paup	65	Senior Vice President – Finance and Chief Financial Officer

Our by-laws provide for a board of directors of one or more directors. There are currently seven directors. Under the terms of our certificate of incorporation, the board of directors is composed of three classes of similar size, each elected in a different year, so that only one-third of the board of directors is elected in any single year. Dr. Eastman and Mr. Marrus are designated Class I directors and have been elected for a term expiring in 2015 or until their successors are elected and qualified; Prof. Jones and Mr. Leibowitz are designated Class II directors elected for a term expiring in 2014 or until their successors are elected and qualified; and Messrs. Ehrlich and Esses are designated Class III directors elected for a term that expires in 2016 or until their successors are elected and qualified. A majority of the Board is “independent” under relevant SEC and Nasdaq regulations.

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

Dr. Jay M. Eastman has been one of our directors since October 1993. From November 1991 to December 2011, Dr. Eastman served as President and Chief Executive Officer of Lucid, Inc., a public company that is developing laser technology applications for medical diagnosis and treatment; since December 2011, Dr. Eastman has served as a director and Chief Science Officer of Lucid. Dr. Eastman served as Senior Vice President of Strategic Planning of PSCX from December 1995 through October 1997. Dr. Eastman is also a director of Dimension Technologies, Inc., a developer and manufacturer of 3D displays for computer and video displays. From 1981 until 1983, Dr. Eastman was the Director of the University of Rochester’s Laboratory for Laser Energetics, where he was a member of the staff from 1975 to 1981. Dr. Eastman holds a B.S. and a Ph.D. in Optics from the University of Rochester in New York.

Dr. Eastman brings to our Board the unique perspective of a trained scientist who has also been deeply involved in the business world. Since many of our company’s products are of a “high-tech” nature, Dr. Eastman’s scientific background is extremely valuable to the Board. Additionally, Dr. Eastman brings to the Board his experiences as President and Chief Executive Officer of a high-tech company, as well as his experience as a director of other public companies. We believe that Dr. Eastman’s background and experience make him appropriate to serve as one of our directors in light of our business and structure.

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

Michael E. Marrus has been one of our directors since October 2007. With 25 years of experience as an investment banker, Mr. Marrus has most recently been a Senior Managing Director at Dominick and Dominick and a Managing Director of Merriman Capital, Inc., a financial services firm focused on growth companies. From 1998 to 2009, he was a Managing Director of C.E. Unterberg, Towbin & Co., an investment banking firm that was acquired by Collins Stewart plc. Prior to joining Unterberg, Towbin, Mr. Marrus was a Principal and founding member of Fieldstone Private Capital Group, an investment banking firm specializing in corporate, project and structured finance. Previously, he was employed at Bankers Trust Company, initially in the Private Equity and Merchant Banking Groups and subsequently in BT Securities, the securities affiliate of Bankers Trust. Mr. Marrus has an A.B. from Brown University and an M.B.A. from the Graduate School of Business, University of Chicago.

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

Thomas J. Paup has been our Vice President – Finance since December 2005 and our Chief Financial Officer since February 2006; in May 2013, Mr. Paup was promoted to Senior Vice President. Mr. Paup is currently also a Finance Lecturer at Eastern Michigan University. Mr. Paup was an Affiliated Partner with McMillan|Doolittle LLP from March 2002 until accepting this position with us, and prior thereto, he was an Executive in Residence and Finance Instructor at DePaul University’s Kellstadt Graduate School of Business. Prior to his teaching experience, Mr. Paup spent over 25 years in the retail industry. Most recently, between 1997 and 2000, Mr. Paup was the Executive Vice President and Chief Financial Officer and member of the Board of Directors of Montgomery Ward and Company. Mr. Paup brings a broad background of strategic and operational management experiences from the department store industry, where he served as CFO of Lord & Taylor and Kaufmann’s and Controller of Bloomingdale’s and Robinson-May. Mr. Paup holds an MBA in Finance and a BBS from Eastern Michigan University.

Board Leadership Structure

Until this year, we had chosen to combine the positions of Chairman of the Board and Chief Executive Officer; however, beginning with Mr. Ehrlich’s upcoming retirement from the position of Chief Executive Officer in October 2014, we intend to divide these responsibilities. We will retain Mr. Ehrlich as Chairman, and Mr. Esses will become our Chief Executive Officer.

Our independent directors have not chosen to formally designate one of their number as lead independent director.

Committees of the Board of Directors

Our board of directors has an Audit Committee, a Compensation Committee, a Nominating Committee and an Executive and Finance Committee.

Created in December 1993, the purpose of the Audit Committee is to review with management and our independent auditors the scope and results of the annual audit, the nature of any other services provided by the independent auditors, changes in the accounting principles applied to the presentation of our financial statements, and any comments by the independent auditors on our policies and procedures with respect to internal accounting, auditing and financial controls. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. In addition, the Audit Committee is charged with the responsibility for making decisions on the engagement of independent auditors. As required by law, the Audit Committee operates pursuant to a charter, available through a hyperlink located on the investor relations page of our website, at http://www.arotech.com/compro/investor.html. The Audit Committee consists of Prof. Jones (Chair) and Messrs. Leibowitz and Marrus. We have determined that each of Prof. Jones and Mr. Leibowitz qualifies as an “audit committee financial expert” under applicable SEC and Nasdaq regulations. Prof. Jones and Mr. Leibowitz, as well as all the other members of the Audit Committee, are “independent,” as independence is defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards and under Item 7(d)(3)(iv) of Schedule 14A of the proxy rules under the Exchange Act.

The Compensation Committee, also created in December 1993, recommends annual compensation arrangements for the Chief Executive Officer and Chief Financial Officer and reviews annual compensation arrangements for all officers and significant employees. The Compensation Committee operates pursuant to a charter, available through a hyperlink located on the investor relations page of our website, at http://www.arotech.com/compro/investor.html. The Compensation Committee consists of Dr. Eastman (Chair) and Prof. Jones and Mr. Marrus, all of whom are independent non-employee directors.

The Executive and Finance Committee, created in July 2001, exercises the powers of the Board during the intervals between meetings of the Board, in the management of the property, business and affairs of the Company (except with respect to certain extraordinary transactions). The Executive and Finance Committee consists of Messrs. Ehrlich (Chair), Esses and Marrus.

The Nominating Committee, created in March 2003, identifies and proposes candidates to serve as members of the Board of Directors. Proposed nominees for membership on the Board of Directors submitted in writing by stockholders to the Secretary of the Company will be brought to the attention of the Nominating Committee. The Nominating Committee consists of Prof. Jones (Chair), Dr. Eastman and Mr. Leibowitz, all of whom are “independent,” as independence is defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards and under Item 7(d)(3)(iv) of Schedule 14A of the proxy rules under the Exchange Act. The Nominating Committee operates under a formal charter that governs its duties. The Nominating Committee’s charter is publicly available through a hyperlink located on the investor relations page of our website, at http://www.arotech.com/compro/investor.html.

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

The following table shows the compensation earned or received by each of our non-officer directors for the year ended December 31, 2013:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards Granted 2013	Total	Stock Awards Vested(1) 2013
Dr. Jay M. Eastman	$20,000	$15,000	$35,000	$12,244	(2)
Edward J. Borey(8)	$18,000	$15,000	$33,000	$12,244	(3)
Seymour Jones	$22,000	$15,000	$37,000	$12,244	(4)
Elliot Sloyer(8)	$20,000	$15,000	$35,000	$12,244	(5)
Michael E. Marrus	$20,000	$15,000	$35,000	$12,244	(6)
Arthur S. Leibowitz	$16,000	$15,000	$31,000	$12,244	(7)

(1)	This column reflects the 2013 compensation expense for stock based awards for the year ended December 31, 2013.
(2)	As of December 31, 2013, Dr. Eastman held 24,566 unvested restricted shares of our common stock.
(3)	As of December 31, 2013, Mr. Borey held no unvested restricted shares of our common stock.
(4)	As of December 31, 2013, Prof. Jones held 24,566 unvested restricted shares of our common stock.
(5)	As of December 31, 2013, Mr. Sloyer held no unvested restricted shares of our common stock.
(6)	As of December 31, 2013, Mr. Marrus held 24,566 unvested restricted shares of our common stock.
(7)	As of December 31, 2013, Mr. Leibowitz held 24,566 unvested restricted shares of our common stock.
(8)	This individual retired as a director effective November 12, 2013.

Significant Employees

Our significant employees as of February 28, 2014, and their ages as of December 31, 2013, are as follows:

Name	Age	Position
Dean Krutty	48	President, Training and Simulation Division
Ronen Badichi	48	President, Battery and Power Systems Division
Yaakov Har-Oz	56	Senior Vice President, General Counsel and Secretary
Norman E. Johnson	61	Corporate Controller, Chief Accounting Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, certain of our officers and any persons holding more than ten percent of our common stock are required to report their ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to report any failure to file by these dates during 2013. We are not aware of any instances during 2013, not previously disclosed by us, where such “reporting persons” failed to file the required reports on or before the specified dates.

ITEM 11.                      EXECUTIVE COMPENSATION

Cash and Other Compensation

Summary Compensation Table

The following table, which should be read in conjunction with the explanations provided below, shows the compensation that we paid (or accrued) to our executive officers during the fiscal years ended December 31, 2013 and 2012:

SUMMARY COMPENSATION TABLE(1)

					Stock
					Awards	All Other
Name and Principal Position	Year	Salary		Bonus	Granted(2)	Compensation		Total
Robert S. Ehrlich	2013	$444,356		$379,900	$365,000	$135,423	(3)	$1,321,679
Chairman, Chief Executive Officer and a director	2012	$431,910		$120,533	$230,000	$90,361	(4)	$872,804
Thomas J. Paup	2013	$201,400		$100,500	$273,750	$–	(5)	$575,650
Senior Vice President – Finance and Chief Financial Officer	2012	$175,000		$68,805	$72,000	$(3,137	)(5)	$312,668
Steven Esses	2013	$273,437	(6)	$205,400	$273,750	$398,878	(7)	$1,151,465
President and a director	2012	$232,566	(8)	$145,200	$172,500	$386,851	(9)	$903,279

(1)
We paid the amounts reported for each named executive officer in U.S. dollars and/or New Israeli Shekels (NIS). We have translated amounts paid in NIS into U.S. dollars at the exchange rate of NIS into U.S. dollars at the time of payment or accrual, except that certain items are pursuant to corporate policy paid at a set exchange rate that may be higher than the actual exchange rate on the date of payment. The difference, which was a positive number in 2012 and 2013, has been reported under “Salary.” The exchange rate differences for Mr. Ehrlich were $88,797 and $62,843 for 2013 and 2012, respectively. The exchange rate differences for Mr. Esses were $54,642 and $33,838 for 2013 and 2012, respectively.

(2)
Reflects the value of awards of restricted stock or restricted stock units granted to our executive officers based on the compensation cost of their stock-based awards – see Note 13.c. of the Notes to Consolidated Financial Statements. The number of shares of restricted stock or restricted stock units received by our executive officers pursuant to such awards in 2013, vesting entirely after one (dependent 33% on tenure and 67% on performance), was as follows: Mr. Ehrlich, 100,000; Mr. Esses, 75,000; Mr. Paup, 75,000. None of these shares came up for vesting in 2013. The number of shares of restricted stock or restricted stock units received by our executive officers pursuant to such awards in 2012, vesting in equal thirds over three years (dependent entirely on tenure), was as follows: Mr. Ehrlich, 100,000; Mr. Esses, 75,000. One-third of these shares vested in 2013. The number of shares of restricted stock or restricted stock units received by our executive officers pursuant to such awards in 2011, vesting one-half after one year (dependent 25% on tenure and 75% on performance) and one-half after two years (dependent 33% on tenure and 67% on performance), was as follows: Mr. Ehrlich, 200,000; Mr. Esses, 150,000; Mr. Paup, 120,000. The second tranche of these shares (a total of 235,000 shares) came up for vesting in December 2012, and of the 67% dependent on performance, 156,667 shares – or 100% of the total – vested.

(3)
Of this amount, $91,834 represents the change in our accrual for severance pay that will be payable to Mr. Ehrlich upon his leaving our employ other than if he is terminated for cause, such as a breach of trust; $32,205 represents the change of our accrual for vacation pay; $3,578 represents tax reimbursements and $7,806 represents other normal or mandated Israeli benefits.

(4)
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
(6)
Does not include approximately $148,723 that we paid in consulting fees to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

(7)
Of this amount, $38,745represents payments to Israeli pension and education funds; $38,856 represents the change in our accrual for severance pay that will be payable to Mr. Esses upon his leaving our employ other than if he is terminated for cause, such as a breach of trust; $28,680 represents sick pay redemption; $214,559 represents the change in sick pay accruals; $8,687 represents the change of our accrual for vacation pay; $750 represents tax reimbursements; and $68,601 represents other normal or mandated Israeli benefits.

(8)
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

Executive Loans

In 2000, we extended a loan to one of our Named Executive Officers. This loan is summarized in the following table, and is further described under “Item 13. Certain Relationships and Related Transactions – Officer Loan,” below.

Name of Borrower	Date of Loan	Original Principal Amount of Loan	Amount Outstanding as of 12/31/2013	Terms of Loan
Robert S. Ehrlich	02/09/2000	$329,163	$452,995	Twenty-five-year non-recourse loan to purchase our stock, secured by the shares of stock purchased.

Plan-Based Awards

Grants of Restricted Stock or Restricted Stock Units

During 2013, the Compensation Committee approved the grant of a total of 250,000 shares of restricted stock or restricted stock units to our executive officers (in connection with their amended and restated employment agreements). The table below sets forth each equity award granted to our executive officers during the year ended December 31, 2013.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All Other Stock Awards: Number of Shares of Stocks	Grant Date Fair Value of Stock Awards (1)
Robert S. Ehrlich(2)	12/23/2013	100,000	$365,000
Steven Esses(2)	12/23/2013	75,000	$273,750
Thomas J. Paup(2)	12/23/2013	75,000	$273,750

(1)
Reflects the aggregate market value of the shares of restricted stock or restricted stock units determined based on the closing price of our common stock on the Nasdaq Global Market on the date of grant.

(2)	The restricted shares or restricted stock units vest on December 31, 2014 (dependent 33% on tenure and 67% on performance).

Stock Option Exercises and Vesting of Restricted Stock Awards

Our executive officers did not exercise any stock options during 2013. The following table presents awards of restricted stock or restricted stock units that vested during the year ended December 31, 2013.

STOCK VESTED

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Robert S. Ehrlich	133,334	$465,336
Steven Esses	100,000	$349,000
Thomas J. Paup	60,000	$209,400

(1)
Reflects the aggregate market value of the shares of restricted stock or restricted stock units determined based on a per share price of $3.49, the closing price of our common stock on the Nasdaq Global Market on December 31, 2013, which was the last trading day of 2013.

Outstanding Equity Awards at Fiscal Year-End

The table below sets forth information for our executive officers with respect to option, restricted stock and restricted stock unit values at the end of the fiscal year ended December 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Stock Awards
			Equity Incentive Plan Awards
			Number of	Market Value
	Number of	Market Value	Unearned	of Unearned
	Shares that	of Shares that	Shares that	Shares that
	Have Not	Have Not	Have Not	Have Not
	Vested	Vested(2)	Vested	Vested(1)
Name	(#)	($)	(#)	($)
Robert S. Ehrlich	66,666	$232,664	133,334	$465,336
Steven Esses	50,000	$174,500	100,000	$349,000
Thomas J. Paup	–	$–	60,000	$209,400

(1)
Reflects the aggregate market value of the shares of restricted stock or restricted stock units determined based on a per share price of $3.49, the closing price of our common stock on the Nasdaq Global Market on December 31, 2013, which was the last trading day of 2013.

Employment Contracts

Robert S. Ehrlich

Mr. Ehrlich is party to an amended and restated employment agreement with us executed in May 2013 and amended in November 2013. The term of this employment agreement expires on December 31, 2015. The employment agreement provides that Mr. Ehrlich will serve as our Chairman of the Board and Chief Executive Officer until September 30, 2014, and thereafter as our Chairman of the Board.

The employment agreement, as amended, provides for a monthly base salary of NIS 144,554 (approximately $41,465 per month based on the exchange rate on December 31, 2013), as adjusted annually for Israeli inflation (but with no retroactive inflation adjustment for 2013 in respect of inflation during 2012). Additionally, the board may at its discretion raise Mr. Ehrlich’s base salary.

The employment agreement provides that we will pay an annual bonus, on a sliding scale, in an amount equal to 25% of Mr. Ehrlich’s annual base salary then in effect if the results we actually attain for the year in question are 100% or more of the amount we budgeted at the beginning of the year, up to a maximum of 75% of his annual base salary then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year. Budget targets in the past have included combinations of revenues, EBITDA, backlog, and/or other factors. Mr. Ehrlich’s previous employment agreement had a similar bonus provision (but with a higher (35%) threshold bonus). For 2012 and 2013, the Compensation Committee choose financial targets for determining eligibility for the above-referenced cash incentive bonus that are determined in part on the achievement of set budgetary forecast targets for adjusted EBITDA, a non-GAAP measurement, and in part on the achievement of other targets – in the case of 2012, targets for revenues, and in the case of 2013, targets for revenues and adjusted EBITDA. The Board’s adjusted budget for 2013 for continuing operations called for adjusted EBITDA of $3.1 million with revenues of at least $87.7 million. Actual results were EBITDA of $6.5 million with revenues of $88.6 million. New bonus targets will be chosen for 2014 based upon future budgetary forecasts.

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

Upon termination of employment, the employment agreement provides for payment of all accrued and unpaid compensation and benefits (including under most circumstances Israeli statutory severance, described under “Item 1. Business – Employees,” above), and (unless we have terminated the agreement for Cause or Mr. Ehrlich has terminated the agreement without Good Reason) bonuses (to the extent earned) due for the year in which employment is terminated. Furthermore, in respect of any termination by us other than termination for Cause, all outstanding options and all restricted shares will be fully vested. Restricted shares that have vested prior to the date of termination are not forfeited under any circumstances, including termination for Cause.

The employment agreement further provides that Mr. Ehrlich’s severance payment of $1,625,400, which has been fully earned, shall be paid to him as follows:

(i)
By immediate transfer to Mr. Ehrlich of the shares of our common stock issued to him (but since held by us) in April 2009 (described below), which we and Mr. Ehrlich then agreed would be valued at $240,000, irrespective of any changes in the market value of the shares.

(ii)	By immediate transfer to Mr. Ehrlich of $774,377 in cash, which was transferred to Mr. Ehrlich in 2013 from Mr. Ehrlich’s Rabbi Trust established by trust agreement dated December 23, 2003.

(iii)
The remaining $611,023 of the severance payment is being paid to Mr. Ehrlich in 30 equal monthly installments of $20,367.43 each on or before the last day of each calendar month by wire transfer to an account specified in writing by Mr. Ehrlich, beginning with the calendar month of May 2013 through and including the calendar month of October 2015.

A table describing the payments that would have been due to Mr. Ehrlich under his employment agreement had Mr. Ehrlich’s employment with us been terminated at the end of 2013 under various circumstances (pursuant to the terms of his then-current employment agreement) appears under “Potential Payments and Benefits upon Termination of Employment – Robert S. Ehrlich,” below.

In April 2009, we, with the agreement of Mr. Ehrlich, funded a portion of his severance security by means of issuing to him, in trust, restricted stock having a value (based on the closing price of our stock on the Nasdaq Stock Market on the date on which Mr. Ehrlich and our board of directors agreed on this arrangement) of $240,000, a total of 328,767 shares. We agreed with Mr. Ehrlich that the economic risk of gain or loss on these shares is to be borne by Mr. Ehrlich. Should Mr. Ehrlich leave our employ under circumstances in which he is not entitled to his severance package (primarily, termination for Cause as defined in his employment agreement), this number of shares would be returned to us for cancellation.

Steven Esses

Mr. Esses is party to an amended and restated employment agreement with EFL and guaranteed by us executed in May 2013 and amended in November 2013. The term of this employment agreement expires on December 31, 2015. The employment agreement provides that Mr. Esses will serve as our President until September 30, 2014, and thereafter as our President and Chief Executive Officer.

The employment agreement as amended provides for a monthly base salary of NIS 97,115 (approximately $27,858 at the rate of exchange in effect on March 15, 2014), as adjusted for Israeli inflation (but with no retroactive inflation adjustment for 2013 in respect of inflation during 2012). Additionally, the board may at its discretion raise Mr. Esses’s base salary.

The Esses Employment Agreement provides that if the results we actually attain in a given year are at least 100% of the amount we budgeted at the beginning of the year, we will pay a bonus, on a sliding scale, in an amount equal to a minimum of 25% of Mr. Esses’s annual base salary then in effect, up to a maximum of 75% of his annual base salary then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year. Budget targets in the past have included combinations of revenues, EBITDA, backlog, and/or other factors. Mr. Esses’s previous employment agreement had a similar bonus provision (but with a lower (20%) threshold bonus). For 2012 and 2013, the Compensation Committee choose financial targets for determining eligibility for the above-referenced cash incentive bonus that are determined in part on the achievement of set budgetary forecast targets for adjusted EBITDA, a non-GAAP measurement, and in part on the achievement of other targets – in the case of 2012, targets for revenues, and in the case of 2013, targets for revenues and adjusted EBITDA. The Board’s adjusted budget for 2013 for continuing operations called for adjusted EBITDA of $3.1 million with revenues of at least $87.7 million. Actual results were EBITDA of $6.5 million with revenues of $88.6 million. New bonus targets will be chosen for 2014 based upon future budgetary forecasts.

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

Upon termination of employment, the employment agreement provides for payment of all accrued and unpaid compensation (including under most circumstances Israeli statutory severance, described under “Item 1. Business – Employees,” above), and (unless we have terminated the agreement for Cause or Mr. Esses has terminated the agreement without Good Reason and without giving us 150 days’ notice of termination) bonuses (to the extent earned) due for the year in which employment is terminated (in an amount of not less than 20% of base salary) and severance pay equal to the greater of (i) twenty-four (24) times monthly salary, and (ii) NIS 3,144,000 (approximately $902,500 at the rate of exchange in effect on March 15, 2014). Furthermore, Mr. Esses will receive, in respect of all benefits, an additional sum in the amount of (i) $75,000, in the case of termination due to disability, good reason, death, or non-renewal, or (ii) $150,000, in the case of termination due to early retirement, retirement, change of control or change of location. Additionally, in respect of any termination due to a change of control or a change in the primary location from which Mr. Esses shall have conducted his business activities during the 60 days prior to such change, all outstanding options and all restricted shares will be fully vested. Restricted shares that have vested prior to the date of termination are not forfeited under any circumstances, including termination for Cause.

A table describing the payments that would have been due to Mr. Esses under his employment agreement had Mr. Esses’s employment with us been terminated at the end of 2013 under various circumstances (pursuant to the terms of his then-current employment agreement) appears under “Potential Payments and Benefits upon Termination of Employment – Steven Esses,” below.

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

See also “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

Thomas J. Paup

Mr. Paup is party to an amended and restated employment agreement with us executed in May 2013 and amended in January 2014, having a term running until December 31, 2015. The employment agreement provides that Mr. Paup will serve as our Senior Vice President – Finance and Chief Financial Officer.

Under the terms of his employment agreement as amended, Mr. Paup is entitled to receive a base salary of $225,000, as adjusted annually for inflation (but with no retroactive inflation adjustment for 2013 in respect of inflation during 2012).

The employment agreement provides that if the results we actually attain in a given year are at least 90% of the amount we budgeted at the beginning of the year, we will pay a bonus, on a sliding scale, in an amount equal to a minimum of 16.5% of Mr. Paup’s annual base salary then in effect, up to a maximum of 50% of his annual base salary then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year. Mr. Paup’s previous employment agreement had a similar bonus provision (but with a higher (20%) threshold bonus). For 2012 and 2013, the Compensation Committee choose financial targets for determining eligibility for the above-referenced cash incentive bonus that are determined in part on the achievement of set budgetary forecast targets for adjusted EBITDA, a non-GAAP measurement, and in part on the achievement of other targets – in the case of 2012, targets for revenues, and in the case of 2013, targets for revenues and adjusted EBITDA. The Board’s adjusted budget for 2013 for continuing operations called for adjusted EBITDA of $3.1 million with revenues of at least $87.7 million. Actual results were EBITDA of $6.5 million with revenues of $88.6 million. New bonus targets will be chosen for 2014 based upon future budgetary forecasts.

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

A table describing the payments that would have been due to Mr. Paup under his employment agreement had Mr. Paup’s employment with us been terminated at the end of 2013 under various circumstances (pursuant to the terms of his then-current employment agreement) appears under “Potential Payments and Benefits upon Termination of Employment – Thomas J. Paup,” below.

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

Potential Payments and Benefits upon Termination of Employment

This section sets forth in tabular form quantitative disclosure regarding estimated payments and other benefits that would have been received by certain of our executive officers if their employment had terminated on December 31, 2013 (the last business day of the fiscal year), pursuant to the terms of their then-current employment agreements.

For a narrative description of the severance and change in control arrangements in the current employment contracts of Messrs. Ehrlich, Esses and Paup, see “– Employment Contracts,” above. Each of Messrs. Ehrlich and Esses will be eligible to receive severance payments in excess of accrued but unpaid items only if he signs a general release of claims.

Robert S. Ehrlich

The following table describes the potential payments and benefits upon employment termination for Robert S. Ehrlich, our Chairman and Chief Executive Officer, pursuant to applicable law and the terms of his then-current employment agreement with us, as if his employment had terminated on December 31, 2013 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

ROBERT S. EHRLICH
Payments and Benefits	Death or Disability(1)	Cause(2)	Good Reason(3)	Other Employee Termination(4)
Accrued but unpaid:
Base salary	$32,123	$32,123	$32,123	$32,123
Vacation	142,086	142,086	142,086	142,086
Recuperation pay(5)	449	449	449	449
Benefits:
Continuing education fund(6)	2,409	2,409	2,409	2,409
Contractual severance	1,625,400	1,625,400	1,625,400	1,625,400
Statutory severance(7)	1,012,182	–	1,012,182	–
TOTAL:	$2,814,649	$1,802,467	$2,814,649	$1,802,467

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

(3)
“Good Reason” is defined in Mr. Ehrlich’s employment agreement as (i) a change in Mr. Ehrlich’s status, title, position or responsibilities which, in Mr. Ehrlich’s reasonable judgment, represents a reduction or demotion in his status, title, position or responsibilities as in effect immediately prior thereto (other than the planned change in responsibilities and title resulting from the planned assumption by Steven Esses of the position of Chief Executive Officer in October 2014); (ii) a reduction in Mr. Ehrlich’s base salary; (iii) the failure by us to continue in effect any material compensation or benefit plan in which Mr. Ehrlich is participating; (iv) our insolvency or the filing (by any party, including us) of a petition for our winding-up; (v) any material breach by us of any provision of Mr. Ehrlich’s employment agreement; (vi) any purported termination of Mr. Ehrlich’s employment for cause by us which does not comply with the terms of Mr. Ehrlich’s employment agreement; and (vii) any movement of the location where Mr. Ehrlich is generally to render his services to us from the Jerusalem/Tel Aviv area of Israel.

(4)	“Other Employee Termination” means a termination by Mr. Ehrlich of his employment other than for Good Reason.
(5)	Pursuant to Israeli law and our customary practice, we pay Mr. Ehrlich in July of each year the equivalent of ten days’ “recuperation pay” at the statutory rate of NIS 371 (approximately $99) per day.
(6)
Pursuant to Israeli law, we must contribute an amount equal to 7.5% of Mr. Ehrlich’s base salary to a continuing education fund, up to the permissible tax-exempt salary ceiling according to the income tax regulations in effect from time to time. At December 31, 2013, the ceiling then in effect was NIS 15,712 (approximately $4,209).

(7)	Under Israeli law, employees terminated other than for cause receive severance in the amount of one month’s base salary for each year of work, at their salary rate at the date of termination.

Steven Esses

The following table describes the potential payments and benefits upon employment termination for Steven Esses, our President, pursuant to applicable law and the terms of his then-current employment agreement with us, as if his employment had terminated on December 31, 2013 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

See also “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

STEVEN ESSES
Payments and Benefits	Non- Renewal(1)	Death or Disability(2)	Cause(3)	Good Reason(4)	Change of Control(5)	Retirement(6)	Early Retirement(7)	Other Employee Termination(8)
Accrued but unpaid(9):
Base salary	$21,581	$21,581	$21,581	$21,581	$21,581	$21,581	$21,581	$21,581
Vacation	96,901	96,901	96,901	96,901	96,901	96,901	96,901	96,901
Sick leave(10)	222,741	222,741	222,741	222,741	222,741	222,741	222,741	222,741
Recuperation pay(11)	314	314	314	314	314	314	314	314
Benefits:
Manager’s insurance(12)	3,417	3,417	3,417	3,417	3,417	3,417	3,417	3,417
Continuing education fund(13)	1,618	1,618	1,618	1,618	1,618	1,618	1,618	1,618
Contractual severance	1,015,757	1,015,757		1,015,757	1,015,757	1,015,757	1,015,757
Statutory severance(14)	214,796	214,796		214,796	214,796	214,796	214,796
Benefits				75,000	150,000	150,000	150,000
TOTAL:	$1,577,125	$1,577,125	$346,572	$1,652,125	$1,727,125	$1,727,125	$1,727,125	$346,572

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

(4)
“Good Reason” is defined in Mr. Esses’s employment agreement as (i) (a) a change in Mr. Esses’s status, title, position or responsibilities which, in Mr. Esses’s reasonable judgment, represents a reduction or demotion in his status, title, position or responsibilities as in effect immediately prior thereto, (b) a change in the primary location from which Mr. Esses shall have conducted his business activities during the 60 days prior to such change, (c) a change in the composition of a majority of the Board of directors, or (d) the failure to promote Mr. Esses to the position of President and Chief Executive Officer on or before October 1, 2104; or (ii) a reduction in Mr. Esses’s base salary; (iii) the failure by us to continue in effect any material compensation or benefit plan in which Mr. Esses is participating; (iv) our insolvency or the filing (by any party, including us) of a petition for our winding-up; (v) any material breach by us of any provision of Mr. Esses’s employment agreement; and (vi) any purported termination of Mr. Esses’s employment for cause by us which does not comply with the terms of Mr. Esses’s employment agreement.

(5)	Represents additional payment due to Mr. Esses should he terminate his employment under the circumstances set forth in clause (i)(c) of footnote 4 above.
(7)	“Retirement” is defined as Mr. Esses terminating his employment with us at age 65 or older on at least 150 days’ prior notice.

(8)	“Early Retirement” is defined as Mr. Esses terminating his employment with us at age 55 or older (up to age 65) on at least 150 days’ prior notice.
(9)
Any termination by Mr. Esses of his employment with us that does not fit into any of the prior categories, including but not limited to Mr. Esses terminating his employment with us, with or without notice, other than at the end of an employment term or renewal thereof, in circumstances that do not fit into any of the prior categories.

(10)
Does not include a total of $9,000 in accrued but unpaid consulting fees due at December 31, 2013 to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

(11)	Limited to an aggregate of 30 days.
(12)	Pursuant to Israeli law and our customary practice, we pay Mr. Esses in July of each year the equivalent of six days’ “recuperation pay” at the statutory rate of NIS 374 (approximately $108) per day.
(13)
Payments to managers’ insurance, a benefit customarily given to senior executives in Israel, come to a total of 15.83% of base salary, consisting of 8.33% for payments to a fund to secure payment of statutory severance obligations, 5% for pension and 2.5% for disability. The managers’ insurance funds reflected in the table do not include the 8.33% payments to a fund to secure payment of statutory severance obligations with respect to amounts paid prior to December 31, 2012, which funds are reflected in the table under the “Statutory severance” heading.

(14)
Pursuant to Israeli law, we must contribute an amount equal to 7.5% of Mr. Esses’s base salary to a continuing education fund, up to the permissible tax-exempt salary ceiling according to the income tax regulations in effect from time to time. At December 31, 2013, the ceiling then in effect was NIS 15,712 (approximately $4,527). In Mr. Esses’s case, we have customarily contributed to his continuing education fund in excess of the tax-exempt ceiling, and then reimbursed Mr. Esses for the tax. The sums in the table reflect this additional contribution and the resultant tax reimbursement.

(15)	Under Israeli law, employees terminated other than for cause receive severance in the amount of one month’s base salary for each year of work, at their salary rate at the date of termination.

Thomas J. Paup

The following table describes the potential payments and benefits upon employment termination for Thomas J. Paup, our Senior Vice President – Finance and Chief Financial Officer, pursuant to applicable law and the terms of his then-current employment agreement with us, as if his employment had terminated on December 31, 2013 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

THOMAS J. PAUP
Payments and Benefits	Death or Disability(1)	Cause(2)	Non-Renewal(3)	Termination at Will(4)
Accrued but unpaid:
Base salary	$8,392	$8,392	$8,392	$8,392
Vacation	11,619	11,619	11,619	11,619
Contractual severance	–	–	402,800	201,400
TOTAL:	$20,011	$20,011	$422,811	$221,411

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

(4)
“Termination at Will” is defined in Mr. Paup’s employment agreement as Mr. Paup terminating his employment with us on written notice of at least 120 days in advance of the effective date of such termination.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the security ownership, as of February 28, 2014, of those persons owning of record or known by us to own beneficially more than 5% of our common stock and of each of our Named Executive Officers and directors, and the shares of common stock held by all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)(3)		Percentage of Total Shares Outstanding(3)
Robert S. Ehrlich	1,401,143	(4)	6.9%
Steven Esses	1,002,480	(5)	5.0%
Thomas J. Paup	233,596	(6)	1.2%
Dr. Jay M. Eastman	74,124	(7)	*
Prof. Seymour Jones	74,124	(8)	*
Michael E. Marrus	77,414	(9)	*
Arthur S. Leibowitz	59,433	(10)	*
All of our directors and executive officers as a group (7 persons)	2,922,314	(11)	13.1%

*	Less than one percent.
(1)	The address of each named beneficial owner is in care of Arotech Corporation, 1229 Oak Valley Drive, Ann Arbor, Michigan 48108.
(2)
Unless otherwise indicated in these footnotes, each of the persons or entities named in the table has sole voting and sole investment power with respect to all shares shown as beneficially owned by that person, subject to applicable community property laws.

(3)
Based on 20,163,163 shares of common stock outstanding as of February 28, 2014. For purposes of determining beneficial ownership of our common stock, owners of options exercisable within sixty days are considered to be the beneficial owners of the shares of common stock for which such securities are exercisable. The percentage ownership of the outstanding common stock reported herein is based on the assumption (expressly required by the applicable rules of the Securities and Exchange Commission) that only the person whose ownership is being reported has exercised his options for shares of common stock.

(4)
Consists of 890,612 shares held directly by Mr. Ehrlich, 166,666 shares of unvested restricted stock (the vesting of 66,667 of which is subject to future performance criteria), 328,767 shares held as part of a trust securing the payment of Mr. Ehrlich’s severance package pursuant to the terms of our employment agreement with him, 3,571 shares held by Mr. Ehrlich’s wife (in which shares Mr. Ehrlich disclaims beneficial ownership), and 11,527 shares held in Mr. Ehrlich’s pension plan.

(5)
Consists of 603,507 shares held directly by Mr. Esses, 125,000 shares of unvested restricted stock (the vesting of 50,000 of which is subject to future performance criteria), and 273,973 shares held as part of a trust securing the payment of Mr. Esses’s severance package pursuant to the terms of our employment agreement with him.

(6)	Consists of 233,596 shares held directly by Mr. Paup and does not include 75,000 unvested restricted stock units (the vesting of 50,000 of which is subject to future performance criteria).
(7)	Consists of 49,558 shares owned directly by Dr. Eastman and 24,566 shares of unvested restricted stock.
(8)	Consists of 49,558 shares owned directly by Prof. Jones and 24,566 shares of unvested restricted stock.
(9)	Consists of 52,848 shares owned directly by Mr. Marrus and 24,566 shares of unvested restricted stock.

(10)	Consists of 34,867 shares owned directly by Mr. Leibowitz and 24,566 shares of unvested restricted stock.
(11)
Includes 464,930 shares of unvested restricted stock (the vesting of 116,667 of which is subject to future performance criteria), 602,740 shares of restricted stock held as part of trusts securing payment of severance, and does not include Mr. Paup’s 75,000 unvested restricted stock units (the vesting of 50,000 of which is subject to future performance criteria).

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2012, with respect to our 2004, 2007 and 2009 equity compensation plans, as well as any other stock options and warrants previously issued by us (including individual compensation arrangements) as compensation for goods and services:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	8,960	$5.46	3,665,862

(1)
For a description of the material features of grants of options and warrants other than options granted under our employee stock option plans, see Note 13.c. of the Notes to the Consolidated Financial Statements.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Officer Loans

On February 9, 2000, Mr. Ehrlich exercised 9,404 stock options. Mr. Ehrlich paid the exercise price of the stock options and certain taxes that we paid on his behalf by giving us a non-recourse promissory note due in 2025 in the amount of $329,163, bearing annual interest at 1% over the then-current federal funds rate announced from time to time by the Wall Street Journal, secured by the shares of our common stock acquired through the exercise of the options and certain compensation due to Mr. Ehrlich upon termination. As of December 31, 2013, the aggregate amount outstanding pursuant to this promissory note was $452,995.

Consulting Agreement with Sampen Corporation

We have an amended and restated consulting agreement with Sampen Corporation that we executed in May 2013. Sampen is a New York corporation owned by members of Steven Esses’s immediate family, and Mr. Esses is an employee of both the Company and of Sampen. The term of this consulting agreement is until December 31, 2015.

Pursuant to the terms of our agreement with Sampen, Sampen provides one of its employees to us for such employee to serve as (i) until September 30, 2014, our President, and (ii) from October 1, 2014, as our President and Chief Executive Officer. We pay Sampen $8,960 per month, plus an annual bonus, on a sliding scale, in an amount equal to a minimum of 25% of Sampen’s annual base compensation then in effect if the results we actually attain for the year in question are 100% or more of the amount we budgeted at the beginning of the year, up to a maximum of 75% of its annual base compensation then in effect if the results we actually attain for the year in question are 120% or more of the amount we budgeted at the beginning of the year. We also pay Sampen, to cover the cost of our use of Sampen’s offices as an ancillary New York office and the attendant expenses and insurance costs, an amount equal to 16% of each monthly payment of base compensation.

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

➢
Audit Fees. Audit fees billed or expected to be billed to us by BDO for the audit of the financial statements included in our Annual Report on Form 10-K, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for the years ended December 31, 2013 and 2012 totaled approximately $343,000 and $362,000, respectively.

➢
Audit-Related Fees. BDO billed or expected to bill us zero and $371,000 (principally consultation related to mergers and acquisitions) for the fiscal years ended December 31, 2013 and 2012, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

➢
Tax Fees. BDO billed or expected to bill us an aggregate of zero and $51,000 (including consultation related to mergers and acquisitions) for the fiscal years ended December 31, 2013 and 2012, respectively, for tax services, principally advice regarding the preparation of income tax returns.

➢	All Other Fees. BDO billed or expected to bill us an aggregate of zero for both fiscal years ended December 31, 2013 and 2012 for permitted non-audit services.

Applicable law and regulations provide an exemption that permits certain services to be provided by our outside auditors even if they are not pre-approved. We have not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a)           The following documents are filed as part of this report:

(1)	Financial Statements. See Index to Financial Statements on page 34 above and the financial pages following page 57 below.
(2)
Financial Statements Schedules. Schedule II - Valuation and Qualifying Accounts. All schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or related notes thereto.

(3)
Exhibits  The following Exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

	Exhibit No.	Description
(1)	3.1	Amended and Restated Certificate of Incorporation
(3)	3.1.1	Amendment to our Amended and Restated Certificate of Incorporation
(4)	3.1.2	Amendment to our Amended and Restated Certificate of Incorporation
(6)	3.1.3	Amendment to our Amended and Restated Certificate of Incorporation
(7)	3.1.4	Amendment to our Amended and Restated Certificate of Incorporation
(8)	3.1.5	Amendment to our Amended and Restated Certificate of Incorporation
(2)	3.2	Amended and Restated By-Laws
(5)	4.1	Specimen Certificate for shares of common stock, $0.01 par value
(3)	10.1	Promissory Note dated February 9, 2000, from Robert S. Ehrlich to us
(5)	10.2	Lease dated April 8, 1997, between AMR Holdings, L.L.C. and FAAC Incorporated
(6)	10.3	Lease dated February 10, 2006 between Arbor Development Company LLC and FAAC Incorporated
† (9)	10.4	Sixth Amended and Restated Employment Agreement, dated May 13, 2013 and effective as of May 1, 2013, between us, Epsilor-EFL and Robert S. Ehrlich
† (11)	10.4.1	Amendment dated November 13, 2013 to Sixth Amended and Restated Employment Agreement, dated May 13, 2013 and effective as of May 1, 2013, between us, Epsilor-EFL and Robert S. Ehrlich
† (9)	10.5	Third Amended and Restated Employment Agreement, dated May 13, 2013 and effective as of May 1, 2013, between us, Epsilor-EFL and Steven Esses
† (11)	10.5.1	Amendment dated November 13, 2013 to Third Amended and Restated Employment Agreement, dated May 13, 2013 and effective as of May 1, 2013, between us, Epsilor-EFL and Steven Esses
† (9)	10.6	Third Amended and Restated Employment Agreement between us and Thomas J. Paup dated May 13, 2013 and effective as of May 1, 2013

† (12)	10.6.1
† (9)	10.7	Amended and Restated Consulting Agreement, dated May 13, 2013 and effective as of May 1, 2013, between us and Sampen Corporation
(10)	10.8
(10)	10.8.1
(10)	10.9
(10)	10.10
*	18.1	Preferability letter of BDO USA, LLP
(10)	21.1	List of Subsidiaries of the Registrant

	Exhibit No.	Description
*	23.1	Consent of BDO USA, LLP
*	31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*	31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Includes management contracts and compensation plans and arrangements
(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-73256), which became effective on February 23, 1994
(2)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-97944), which became effective on February 5, 1996
(3)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000
(4)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003
(5)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004
(6)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(8)	Incorporated by reference to our Current Report on Form 8-K filed June 9, 2009
(9)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013
(10)	Incorporated by reference to our Annual Report on Form 10-K/A for the year ended December 31, 2012
(11)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013
(12)	Incorporated by reference to our Current Report on Form 8-K filed January 14, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AROTECH CORPORATION

By:	/s/ Robert S. Ehrlich
Name: Robert S. Ehrlich
Title: Chairman and Chief Executive Officer

Date:	March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Ehrlich	Chairman, Chief Executive Officer and Director	March 31, 2014
Robert S. Ehrlich	(Principal Executive Officer)

/s/ Thomas J. Paup	Senior Vice President – Finance and Chief Financial Officer	March 31, 2014
Thomas J. Paup	(Principal Financial Officer)

/s/ Norman E. Johnson	Controller	March 31, 2014
Norman E. Johnson	(Principal Accounting Officer)

/s/ Steven Esses	President and Director	March 31, 2014
Steven Esses

/s/ Jay M. Eastman	Director	March 31, 2014
Dr. Jay M. Eastman

/s/ Seymour Jones	Director	March 31, 2014
Seymour Jones

/s/ Michael E. Marrus	Director	March 31, 2014
Michael E. Marrus

/s/ Arthur S. Leibowitz	Director	March 31, 2014
Arthur S. Leibowitz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arotech Corporation:

Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of Arotech Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arotech Corporation and subsidiaries at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Grand Rapids, Michigan

March 31, 2014

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In U.S. dollars

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,821,325	$1,580,627
Restricted collateral deposits	498,495	186,306
Trade receivables	12,362,871	9,639,709
Unbilled receivables	8,463,920	13,374,004
Other accounts receivable and prepaid expenses	1,379,621	1,178,780
Inventories	10,074,766	10,033,525
Discontinued operations – short term	–	389,272
Total current assets	38,600,998	36,382,223
LONG TERM ASSETS:
Severance pay fund	4,968,811	4,177,488
Other long term receivables	73,979	55,156
Property and equipment, net	4,926,949	4,464,580
Other intangible assets, net	1,059,151	2,238,273
Goodwill	31,024,754	30,562,298
Total long term assets	42,053,644	41,497,795
Total assets	$80,654,642	$77,880,018

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In U.S. dollars

	December 31,
	2013	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$5,107,208	$7,156,327
Other accounts payable and accrued expenses	6,012,041	4,252,910
Current portion of long term debt	95,382	888,839
Short term bank credit	–	9,787,779
Deferred revenues	7,020,079	3,798,086
Discontinued operations – short term	–	588,592
Total current liabilities	18,234,710	26,472,533
LONG TERM LIABILITIES:
Accrued severance pay	7,020,060	6,133,042
Long term portion of debt	1,830,348	992,917
Deferred tax liability	5,518,521	4,920,021
Other long term liabilities	74,027	27,590
Discontinued operations – long term	–	912,813
Total long-term liabilities	14,442,956	12,986,383
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of December 31, 2013 and 2012; Issued and outstanding: 20,163,163 shares and 16,151,298 shares as of December 31, 2013 and 2012, respectively	201,632	161,513
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of December 31, 2013 and 2012; No shares issued or outstanding as of December 31, 2013 and 2012	–	–
Additional paid-in capital	229,917,341	223,181,705
Accumulated deficit	(183,096,572)	(185,248,923)
Notes receivable from stockholders	(908,054)	(908,054)
Accumulated other comprehensive income	1,862,629	1,234,861
Total stockholders’ equity	47,976,976	38,421,102
Total liabilities and stockholders’ equity	$80,654,642	$77,880,018

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

In U.S. dollars

	December 31,
	2013	2012
Revenues	$88,571,428	$80,050,434

Cost of revenues	64,480,140	62,141,038
Research and development expenses	2,955,883	2,043,718
Selling and marketing expenses	5,617,705	5,487,910
General and administrative expenses	10,886,959	10,052,765
Amortization of intangible assets	1,091,126	1,185,539
Total operating costs and expenses	85,031,813	80,910,970

Operating income (loss)	3,539,615	(860,536)

Other income	286,347	8,284
Financial expense, net	(499,272)	(547,986)
Total other expense	(212,925)	(539,702)
Income (loss) - continuing operations before income tax expense	3,326,690	(1,400,238)

Income tax expense	1,052,720	628,156
Income (loss) from continuing operations	2,273,970	(2,028,394)
Loss from discontinued operations, net of income tax	(121,619)	(988,283)
Net income (loss)	2,152,351	(3,016,677)
Other comprehensive income, net of $0 income tax for both years
Foreign currency translation adjustment	627,768	(135,363)
Comprehensive income (loss)	$2,780,119	$(3,152,040)

Basic net income (loss) per share – continuing operations	$0.14	$(0.14)
Basic net income (loss) per share – discontinued operations	$(0.01)	$(0.07)
Basic net income (loss) per share	$0.13	$(0.21)

Diluted net income (loss) per share – continuing operations	$0.13	$(0.14)
Diluted net income (loss) per share – discontinued operations	$(0.01)	$(0.07)
Diluted net income (loss) per share	$0.12	$(0.21)

Weighted average number of shares used in computing basic net income (loss) per share	16,507,848	14,713,583

Weighted average number of shares used in computing diluted basic and diluted net income (loss) per share	17,110,588	14,713,583

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In U.S. dollars

					Notes	Accumulated
			Additional		receivable	other	Total
	Common stock		paid-in	Accumulated	from	comprehensive	stockholders’
	Shares	Amount	capital	deficit	stockholders	income (loss)	equity
Balance as of January 1, 2012	15,570,491	$155,705	$222,786,426	$(182,232,246)	$(954,647)	$1,370,224	$41,125,462
Stock based compensation	–	–	447,680	–	–	–	447,680
Restricted stock issued	517,582	5,176	(5,176)	–	–	–	–
Restricted stock units vested	63,225	632	(632)	–	–	–	–
Write-down of shareholder loans	–	–	(46,593)	–	46,593	–	–
Foreign currency translation adjustment	–	–	–	–	–	(135,363)	(135,363)
Net loss	–	–	–	(3,016,677)	–	–	(3,016,677)
Balance as of December 31, 2012	16,151,298	$161,513	$223,181,705	$(185,248,923)	$(908,054)	$1,234,861	$38,421,102

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

In U.S. dollars

					Notes	Accumulated
			Additional		receivable	other	Total
	Common stock		paid-in	Accumulated	from	comprehensive	stockholders’
	Shares	Amount	capital	deficit	stockholders	income (loss)	equity
Balance as of January 1, 2013	16,151,298	$161,513	$223,181,705	$(185,248,923)	$(908,054)	$1,234,861	$38,421,102
Stock based compensation	–	–	437,306	–	–	–	437,306
Sale of stock – public offering	3,942,856	39,429	6,299,020	–	–	–	6,338,449
Restricted stock issued	268,305	2,683	(2,683)	–	–	–	–
Restricted stock units vested	62,889	629	(629)	–	–	–	–
Restricted stock forfeitures	(262,185)	(2,622)	2,622	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	627,768	627,768
Net income	–	–	–	2,152,351	–	–	2,152,351
Balance as of December 31, 2013	20,163,163	$201,632	$229,917,341	$(183,096,572)	$(908,054)	$1,862,629	$47,976,976

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In U.S. dollars

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,152,351	$(3,016,677)
Adjustments required to reconcile net income( loss) to net cash provided by (used in) operating activities:
Depreciation	1,196,425	1,087,178
Amortization of intangible assets	1,091,126	1,185,539
Stock based compensation	437,306	447,680
Capital (gain) loss from sale of property and equipment	16,418	15,668
Deferred tax provision	598,500	598,500
Changes in continuing operating assets and liabilities:
Trade receivables	(2,723,162)	2,244,070
Unbilled receivables	4,910,084	(7,651,223)
Other accounts receivable and prepaid expenses	(219,664)	277,812
Inventories	(41,241)	(530,354)
Severance pay, net	95,695	241,604
Trade payables	(2,049,119)	462,200
Other accounts payable and accrued expenses	1,805,568	622,022
Deferred revenues	3,221,993	(221,339)
Discontinued operations, including impairment of goodwill and other long-lived assets	(291,410)	(165,884)
Net cash provided by (used in) investing activities s	10,200,870	(4,403,204)
CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted collateral deposits	(312,189)	1,493,303
Purchase of property and equipment	(1,701,110)	(950,132)
Additions to capitalized software development	(3,675)	(334,700)
Proceeds from sale of property and equipment	25,898	13,713
Discontinued operations	44,827	148,661
Net cash provided by (used in) investing activities s	$(1,946,249)	$370,845

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

In U.S. dollars

	2013	2012

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) long term debt	$(878,490)	$756,863
Change in short term bank credit	(9,787,779)	3,169,348
Proceeds from sale of common stock, net	6,338,449	–
Discontinued operations	(49,634)	(393,314)
Net cash provided by (used in) financing activities	(4,377,454)	3,532,897
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,877,167	(499,462)
CASH DIFFERENCES DUE TO EXCHANGE RATE CHANGES	256,983	(212,471)
NET CHANGE IN CASH AND CASH EQUIVALENTS - DISCONTINUED	106,548	(31,603)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	1,580,627	2,324,163
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$5,821,325	$1,580,627
SUPPLEMENTARY INFORMATION ON NON-CASH AND OTHER TRANSACTIONS:
Interest paid during the year	$420,505	$400,905
Taxes on income paid during the year	$93,004	$38,118

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

In June 2013, December 2013 and June 2012, the Company determined, using qualitative factors, that the goodwill for the Training and Simulation reporting unit was not impaired. The Company originally used a June 30 date because this allowed the Company to use internal resources that are available before starting the annual audit process but Management determined that an impairment review as of December 31, 2013 would be more appropriate as it better aligns the timing of the Company’s budget process with this test. In June 2013, December 2013 and June 2012, the Company completed the first step of the quantitative analysis of the goodwill in the Battery and Power Systems reporting unit, in which it computed a fair value of that reporting unit. Because the fair value was greater than the carrying value of the reporting unit at each measurement date, the second step of the quantitative impairment assessment was not required and no goodwill was impaired. Although the valuation for Battery and Power Systems Division exceeded the reporting unit’s carrying value by over 19%, the Company will continue to monitor the actual results of the reporting unit versus the forecast as of December 31, 2013 used for the impairment review and reevaluate the goodwill as required. Additionally, the Company performed a complete long-lived asset impairment review of the discontinued Armor reporting unit in 2011 that resulted in the full impairment of that unit’s goodwill ($1,792,339) and property and equipment ($1,487,219), as reported in discontinued operating results for that year.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:–                        GENERAL (Cont.)

The Company also considers its current market capitalization compared to the sum of the estimated fair values of its reporting units in conjunction with each impairment assessment.  As part of this consideration, management recognizes that the market capitalization of the Company may not be an accurate representation of the sum of the reporting unit fair values for the following reasons:

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

The Company’s long-lived assets and amortizable identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by use of the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

As of the December 31, 2013 valuation date, the Company’s market capitalization was $70.4 million, which did not, in management’s view, suggest that the fair value estimates used in its impairment assessment required any adjustment.

c.                 Related parties

The Company has had a consulting agreement with Sampen Corporation since 2005. Sampen is a New York corporation owned by members of the immediate family of one of the Company’s executive officers, and this executive officer is an employee of both the Company and of Sampen. In 2013, the term of this consulting agreement was extended until December 31, 2015, unless either Sampen or the Company terminates the agreement sooner.

Pursuant to the terms of the Company’s agreement with Sampen, Sampen provides one of its employees to the Company for such employee to serve as (i) until September 30, 2014, President of the Company, and (ii) from October 1, 2014, President and Chief Executive Officer of the Company. The Company pays Sampen $8,960 per month, plus an annual bonus, on a sliding scale, in an amount equal to a minimum of 25% of Sampen’s annual base compensation then in effect, up to a maximum of 75% of its annual base compensation then in effect if the results the Company actually attained for the year in question are 120% or more of the amount the Company budgeted at the beginning of the year. The Company also pays Sampen to cover the cost of the Company’s use of Sampen’s offices as an ancillary New York office and the attendant expenses and insurance costs, an amount equal to 16% of each monthly payment of base compensation.

During the years ended December 31, 2013 and 2012, the Company incurred a total of $148,723 and $185,856, respectively, related to Sampen.

On February 9, 2000, Mr. Ehrlich, the Company’s Chief Executive Officer, exercised 9,404 stock options. Mr. Ehrlich paid the exercise price of the stock options and certain taxes that the Company paid on his behalf by giving the Company a non-recourse promissory note due in 2025 in the amount of $329,163, bearing annual interest at 1% over the then-current federal funds rate announced from time to time by the Wall Street Journal, secured by the shares of the Company’s common stock acquired through the exercise of the options and certain compensation due to Mr. Ehrlich upon termination. As of December 31, 2013 and 2012, the aggregate amount outstanding pursuant to this promissory note was $452,995. Additionally, there is a former employee with the same arrangement.

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

ASSETS AND LIABILITIES – DISCONTINUED	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$–	$106,548
Restricted collateral deposits	–	44,827
Trade receivables	–	164,824
Other accounts receivable and prepaid expenses	–	73,073
Total current assets	–	389,272
Total assets	$–	$389,272
LIABILITIES
CURRENT LIABILITIES:
Trade payables	$–	$75,862
Other accounts payable and accrued expenses	–	453,443
Current portion of long term debt (building mortgage)	–	59,287
Total current liabilities	–	588,592
LONG TERM LIABILITIES
Long term debt (building mortgage)	–	912,813
Total long-term liabilities	–	912,813
Total liabilities	$–	$1,501,405

REVENUE AND EXPENSES – DISCONTINUED	December 31,
	2013	2012
Revenues	$2,009	$6,890,664

Cost of revenues	738	6,476,082
Selling and marketing expenses	1,351	301,990
General and administrative expenses	116,234	1,513,317
Total operating costs and expenses	118,323	8,291,389

Operating loss	(116,314)	(1,400,725)

Other (income) expense	(52,457)	(346,331)
Financial (income) expense, net	56,762	(66,111)
Total other (income) expense	4,305	(412,442)
Loss before income tax expense	(120,619)	(988,283)
Income tax expense	1,000	–
Net loss	$(121,619)	$(988,283)
Loss on sale	$–	$(829,490)

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:–                        GENERAL (Cont.)

The operations in 2013 primarily represent the completion of certain contracts that were not assumed by the buyer of the Armor Division.

The Company retained the facility used by the Armor operations and currently leases it to the buyer of those operations under a three year operating lease for $9,300 per month.  The Company is marketing the facility for sale, and it has no recorded book value as of December 31, 2013. The Company remains responsible for the outstanding mortgage on this facility, which was transferred to Arotech in 2013.

NOTE 2:–                        SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

a.                 Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                        SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The majority of transactions of MDT (discontinued) and Epsilor-EFL are in New Israel Shekels (“NIS”) and a substantial portion of MDT’s and Epsilor-EFL’s costs is incurred in NIS. Management believes that the NIS is the functional currency of MDT and Epsilor-EFL. Accordingly, the financial statements of MDT and Epsilor-EFL have been translated into dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the weighted average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. As of December 31, 2012 all accumulated other comprehensive income related to the Armor Division, in the amount of $189,969, was recorded as an adjustment to the loss on sale in discontinued operations.

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

f.                 Marketable securities:

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Investment in securities are classified as available-for-sale and stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of operations. The Company did not hold any marketable securities at either December 21, 2013 or 2012.

g.                 Inventories:

Inventories are stated at the lower of cost or market value. Inventory write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence and for market prices lower than cost. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made to write inventory down to its market value. In 2013 and 2012, the Company wrote off approximately $186,000 and $57,000, respectively, of obsolete inventory, which has been included in the cost of revenues.

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

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                        SIGNIFICANT ACCOUNTING POLICIES (Cont.)

h.                 Property and equipment:

Property and equipment are stated at cost net of accumulated depreciation and investment grants received from the State of Israel for investments in fixed assets under the Law for the Encouragement of Capital Investments, 5719-1959 (the “Investments Law”). The Company did not receive any investment grants in 2013 and 2012.

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

i.                 Revenue recognition:

The Company is a defense and security products and services company, engaged in two business areas: interactive simulation for military, law enforcement and commercial markets; and batteries and charging systems for the military. During 2013 and 2012, the Company recognized revenues (i) from the sale and customization of interactive training systems and from the maintenance services in connection with such systems (Training and Simulation Division); (ii) from the sale of batteries, chargers and adapters to the military, and under certain development contracts with the U.S. Army (Battery and Power Systems Division); and (iii) from the sale of lifejacket lights (Battery and Power Systems Division).

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

Revenues from contracts in the Training and Simulation Division and Battery and Power Systems Division that involve customization of the system to customer specifications are recognized using contract accounting on a percentage of completion method, in accordance with the “Input Method.” The amount of revenue recognized is based on the percentage to completion achieved. The percentage to completion is measured by monitoring progress using records of actual time, materials and other costs incurred to date in the project compared to the total estimated project requirement. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. Normally there are no further obligations that would preclude the recognition of revenue.

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

k.                 Research and development cost:

The Company capitalizes certain software development costs, subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model or a detailed program design. Research and development costs incurred in the process of developing product improvements or new products are generally charged to expenses as incurred. Significant costs incurred by the Company between completion of the working model or a detailed program design and the point at which the product is ready for general release have been capitalized. Capitalized software costs will be amortized by the greater of the amount computed using: (i) the ratio that current gross revenues from sales of the software bears to the total of current and anticipated future gross revenues from sales of that software, or (ii) the straight-line method over the estimated useful life of the product (one to three years). The Company assesses the net realizable value of this intangible asset on a regular basis by determining whether the amortization of the asset over its remaining life can be recovered through undiscounted future operating cash flows from the specific software product sold. Based on its most recent analyses, management believes that no impairment of capitalized software development costs exists as of December 31, 2013.

In 2013 and 2012, the Training and Simulation Division capitalized approximately $4,000 and $335,000, respectively, in software development costs that will be amortized on a straight-line method over 2 years, the useful life of the software.

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

The Company had no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

n.                 Basic and diluted net income (loss) per share:

Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during each year, plus dilutive common stock equivalents related to outstanding stock options and non-vested restricted stock. All common stock equivalents are excluded from the calculation of the diluted net loss per common share because all such securities are anti-dilutive for periods incurring a loss. The total weighted average number of shares related to the outstanding common stock equivalents excluded from the calculations of diluted net income (loss) per share was 611,700 and 614,968 for the years ended December 31, 2013 and 2012, respectively.

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

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                      SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company did not grant any options in 2013 or 2012. The Company assumed a 20% forfeiture rate on existing options for both years. The Company typically uses a 5-10% forfeiture rate for restricted stock and restricted stock units and adjusts both forfeiture rates based on historical forfeitures. Each restricted stock unit is equal to one share of Company stock and is redeemable only for stock.

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

q.                 Severance pay:

The Company’s liability for severance pay for its Israeli employees is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date. Israeli employees are entitled to one month’s salary for each year of employment, or a portion thereof. The Company’s liability for all of its Israeli employees is fully provided for by monthly deposits into severance pay funds held by insurance companies on behalf of the employees, insurance policies and by accrual. The fair value of these funds, which are considered Level 2 fair value measurements, is recorded as an asset in the Company’s balance sheet.

In addition, according to certain employment agreements, the Company is obligated to provide for a special severance pay in addition to amounts due to certain employees pursuant to Israeli severance pay law. During the years ended  December 31, 2013 and 2012, the Company had made a provision of $49,387 and $217,733, respectively, for this special severance pay. As of December 31, 2013 and 2012, the unfunded severance pay in that regard amounted to $1,317,231 and $1,267,844, respectively.

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

Severance expenses for continuing operations for the years ended December 31, 2013 and 2012 amounted to $13,647 and $19,216, respectively.

r.                 Advertising costs:

The Company records advertising costs as incurred. Advertising expense for the years ended December 31, 2013 and 2012 was approximately $71,000 and $156,000, respectively.

s.                 New accounting pronouncements:

In July 2012, the FASB issued ASU 2012-02 “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Under the amendments in ASU 2012-02, an entity is not required to calculate the fair value of an indefinite-lived intangible asset unless it determines that it is more likely than not that the fair value of the asset is less than its carrying amount. An entity also will have the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. ASU 2012-02 is effective for interim and annual indefinite-lived intangible asset impairment tests performed for fiscal years beginning on or after September 15, 2012, with early adoption permitted. The Company’s adoption of ASU 2012-02 did not have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. The ASU requires an entity to report, either on the face of the statement where net income is presented or in the notes to the financial statements, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in their entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this ASU apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP and that report items of other comprehensive income. For public entities, the amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2012. The impact of adoption of this ASU by the Company was not material.

No other new accounting pronouncements issued or effective during 2013 have had or are expected to have a significant impact on the Company’s consolidated financial statements.

t.                 Share repurchase:

In February 2009, the Company’s Board of Directors authorized the repurchase in the open market or in privately negotiated transactions of up to $1,000,000 of the Company’s common stock. Through December 31, 2013, the Company repurchased 638,611 shares for a total of $869,931 – there were no shares repurchased in 2013 or 2012.  The program now expires in August 2014. The repurchase program is subject to management’s discretion.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                        SIGNIFICANT ACCOUNTING POLICIES (Cont.)

u.                 Reclassification:

Prior period amounts are reclassified, when necessary, to conform to the current period presentation.

NOTE 3:–                        RESTRICTED COLLATERAL DEPOSITS

The following is a summary of restricted collateral deposits as of December 31, 2013 and 2012,

	December 31,
	2013	2012

Deposits in connection with Epsilor/EFL projects	$352,353	$40,164
Deposits in connection with FAAC projects	146,142	146,142
Total restricted collateral deposits	$498,495	$186,306

NOTE 4:–                        OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

The following is a summary of other accounts receivable and prepaid expenses as of December 31, 2013 and 2012:

	December 31,
	2013	2012

Government authorities	$187,707	$101,509
Employees	69,283	184,423
Prepaid expenses	689,651	552,568
Other	432,980	340,280
Total	$1,379,621	$1,178,780

NOTE 5:–                        INVENTORIES

The following is a summary of inventories as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Raw and packaging materials	$6,761,876	$7,455,426
Work in progress	666,386	363,415
Finished products	2,646,504	2,214,684
Total	$10,074,766	$10,033,525

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 6:–                        PROPERTY AND EQUIPMENT, NET

a.                 Composition of property and equipment is as follows:

	December 31,
	2013	2012
Cost:
Computers and related equipment	$2,370,067	$2,290,850
Motor vehicles	440,470	492,584
Office furniture and equipment	1,116,884	1,068,526
Machinery, equipment and installations	6,480,993	5,755,750
Buildings	1,411,992	1,376,036
Land	300,000	300,000
Leasehold improvements	1,475,562	1,107,649
Demo inventory	1,657,928	1,617,416
	15,253,896	14,008,811
Accumulated depreciation:
Computers and related equipment	1,966,293	2,102,237
Motor vehicles	245,329	186,224
Office furniture and equipment	958,116	956,471
Machinery, equipment and installations	4,731,881	4,119,078
Buildings	150,506	82,103
Leasehold improvements	889,495	828,920
Demo inventory	1,385,327	1,269,198
	10,326,947	9,544,231
Property and equipment, net	$4,926,949	$4,464,580

b.                 Depreciation expense amounted to $1,196,425 and $1,087,178 for the years ended December 31, 2013 and 2012, respectively.

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

A summary of the goodwill by business segment is as follows:

	December 31, 2012	Additions	Adjustments (currency)	December 31, 2013
Training and Simulation Division	$24,435,641	$–	$–	$24,435,641
Battery and Power Systems Division	6,126,657	–	462,456	6,589,113
Total	$30,562,298	$–	$462,456	$31,024,754

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 7:–                        GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Cont.)

b.           Other intangible assets:

				December 31,
				2013		2012
	Useful life			Cost	Net book value	Cost	Net book value
Technology	4	-	8 years	$6,788,000	$94,715	$6,788,000	$189,429
Capitalized software costs	1	-	3 years	3,694,091	129,437	3,690,416	491,433
Trademarks			10 years	28,000	11,200	28,000	14,000
Backlog/customer relationship	1	-	10 years	744,000	24,800	744,000	31,000
Customer list	2	-	10 years	6,773,645	–	6,773,645	621,740
				18,027,736	$260,151	18,024,061	$1,347,602
Exchange rate differences				–		91,671
Less - accumulated amortization				(17,767,585)		(16,676,459)
Amortized cost				260,151		1,439,273
Trademarks (indefinite lives)				799,000		799,000
Net book value				$1,059,151		$2,238,273

Amortization expense amounted to $1,091,126 and $1,185,539 for the years ended December 31, 2013 and 2012, respectively, including amortization of capitalized software costs of $365,671 and $460,085, respectively.

c.           Estimated amortization expenses for the years shown is as follows:

Year ending December 31,
2014	$233,151
2015	27,000
Total	$260,151

Goodwill and other intangible assets are adjusted on a quarterly basis for any change due to currency fluctuations and any variation is included in the accumulated other comprehensive income on the Balance Sheet.

NOTE 8:–                        SHORT-TERM BANK CREDIT AND LOANS

As amended in February 2013, the primary line of $15,000,000, subject to borrowing base limitations and outstanding letters of credit, is denominated in U.S. dollars. This line is secured by Arotech’s assets and the assets of the Company’s other domestic subsidiaries and guaranteed by the Company and its other domestic subsidiaries, incurs interest at a rate of LIBOR plus 375 basis points and has an unused line of credit fee of 0.35%. This credit facility expires May 31, 2015. The credit agreement contains certain covenants, including minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), quarterly Maximum Increase in Net Advance to Affiliates of less than 90% of EBITDA and an annual Fixed Charge Coverage Ratio of not less than 1.1 to 1.0. The Company was in compliance with all covenants at December 31, 2013 and management believes that the Company will be in compliance with these covenants during 2014.

NOTE 9:–                        OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following is a summary of other accounts payable and accrued expenses as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Employees and payroll accruals	$4,172,710	$3,003,048
Accrued vacation pay	893,654	811,910
Accrued expenses	764,806	369,800
Government authorities	180,871	68,152
Total	$6,012,041	$4,252,910

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

Royalties paid or accrued for the years ended December 31, 2013 and 2012 to the OCS amounted to $14,997 and zero, respectively.

b.                 Lease commitments:

The Company rents its facilities under various operating lease agreements, which expire on various dates through 2018. The minimum rental payments under non-cancelable operating leases are as follows:

Minimum rental payments	December 31
2014	$880,548
2015	556,105
2016	551,748
2017	551,748
2018	154,608
Total	$2,694,757

Total rent expenses for the years ended December 31, 2013 and 2012 were $887,796 and $924,864, respectively.

There are no remaining capital lease obligations.

c.                 Guarantees:

The Company obtained bank guarantees in the amount of $830,338 in connection with (i) obligations of one of the Company’s subsidiaries to the Israeli customs authorities, and (ii) the obligation of one of the Company’s subsidiaries to secure the return of products loaned to the Company from one of its customers.

d.                 Liens:

As security for compliance with the terms related to the investment grants from the State of Israel, Epsilor-EFL has registered floating liens (that is, liens that apply not only to assets owned at the time but also to after-acquired assets) on all of its assets, in favor of the State of Israel.

The Company has $432,000 in credit liens collateralized by the assets of the Company and guaranteed by the Company.

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 11:–                      LONG TERM DEBT

a.                 Mortgage Note, Ann Arbor, Michigan:

In July 2011, the Training and Simulation Division purchased a building for $1,500,000 containing both office and lab space.  The building was financed with a $1,100,000 mortgage loan that was obtained through the Company’s primary bank. The note requires a payment (principal and interest) of approximately $8,000 per month at an interest rate of LIBOR plus 375 basis points per annum with a balloon payment due in May 2017. (See Note 8 for the relevant covenants.) In December 2012, FAAC leased surplus space of the purchased building to a non-profit organization for $6,300 per month as office space for a term of 10 years with an option to terminate the lease with a one year prior notice in May 2018.

b.                 Mortgage Note, Auburn, Alabama:

In March 2007, the Company purchased space for the now-discontinued Armor Division in Auburn, Alabama for approximately $1,100,000 pursuant to a seller-financed secured purchase money mortgage. Half the mortgage is payable over ten years in equal monthly installments based on a 20-year amortization of the full principal amount, and the remaining half is payable at the end of ten years in a balloon payment. The note requires a payment (principal and interest) of approximately $9,300 per month at an interest rate of 8.0% per annum. In September 2013, the Company transferred the seller-financed mortgage to Arotech from the discontinued Armor Division.The Company is currently leasing this building to the buyer of the Armor Division for approximately $9,300 per month under a three year lease expiring in June 2015.

c.                 Term loans, Israel:

In February 2012, the Company negotiated a short term loan with a local bank in Israel. The funds were released to the Company in three tranches of $250,000 each in February, March and April 2012. The interest rate for this loan was prime plus 1.2% and was repaid in three tranches in February, March and April 2013. The balance of this loan as of December, 2013 was zero.

d.                 Minimum loan payments:

Minimum loan payments	December 31,
2014	$95,382
2015	98,734
2016	102,356
2017	836,341
2018	55,000
Thereafter	737,917
Total	$1,925,730

NOTE 12:–                      COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Billings in excess of costs generated under the percentage-of-completion method are recorded as deferred revenues until the revenue recognition criteria are met. Deferred revenues include unearned amounts received under maintenance and support services and customer deposits of $287,830 and $16,202 for 2013 and 2012, respectively, and billing in excess of costs and estimated earnings on uncompleted contracts.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS )

In U.S. dollars

NOTE 12:–                      COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS (Cont.)

The following is a summary of the costs and estimated earnings on uncompleted contracts as of December 31, 2013 and 2012. Open contracts are expected to be completed in the following year. The billings in excess of costs are included in the deferred revenue line of the balance sheet:

	Year ended December 31,
	2013	2012
Costs incurred on uncompleted contracts	$133,537,092	$111,128,026
Estimated earnings	24,312,101	18,649,855
	157,849,193	129,777,881
Less billings to date	(152,849,352)	(117,503,299)
Total	$4,999,841	$12,274,582

Costs and estimated earnings in excess of billings	$8,463,920	$13,374,004
Billings in excess of costs and estimated earnings (included in deferred revenues)	(3,464,079)	(1,099,422)
Total	$4,999,841	$12,274,582

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

b.                 The Company has adopted the following stock award plans, whereby options may be granted for purchase of shares of the Company’s common stock and where restricted shares and restricted stock units may be granted and approved by the Board of Directors. Each restricted stock unit is equal to one share of Company stock and is redeemable only for stock. Under the terms of the award plans, the Board of Directors or the designated committee grants options, restricted stock and restricted stock units.  The Board of Directors or the designated committee also determines the vesting period and the exercise terms:

1.                 2007 Non-Employee Director Equity Compensation Plan – 750,000 shares reserved for issuance, of which 371,853 were available for future grants to outside directors as of December 31, 2013.

2.                 2009 Equity Incentive Plan – 5,000,000 shares reserved for issuance, of which 3,118,801were available for future grants to employees and consultants as of December 31, 2013.

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

4.                 Deferred stock compensation is amortized and recorded as compensation expense ratably over the vesting period of the option or the restriction period of the restricted shares and restricted stock units. The stock compensation expense that has been charged in the consolidated statements of operations in respect of options, restricted shares and restricted stock units to employees and directors in 2013 and 2012 was $437,306 and $447,680, respectively. The calculated intrinsic value of vested and unvested options as of December 31, 2013 and 2012 was zero.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS )

In U.S. dollars

NOTE 13:–                      STOCKHOLDERS’ EQUITY(Cont.)

5.                 A summary of the status of the Company’s plans and other share options, restricted shares and restricted stock units granted as of December 31, 2013 and 2012, and changes during the years ended on those dates, is presented below:

Stock Options:

	2013		2012
	Amount	Weighted average exercise price	Amount	Weighted average exercise price
Options outstanding at beginning of year	12,228	$5.46	64,953	$7.80
Changes during year:
Granted	–	$–	–	$–
Exercised	–	$–	–	$–
Forfeited	(3,268)	$5.46	(52,725)	$8.34
Options outstanding at end of year	8,960	$5.46	12,228	$5.46
Options vested at end of year	8,960	$5.46	12,228	$5.46

Restricted Shares and Restricted Stock Units:

	2013		2012
	Shares	Weighted average fair value at grant date	Shares	Weighted average fair value at grant date
Non-vested at the beginning of the year	844,270	$1.30	636,488	$1.43
Changes during year:
Restricted stock granted	270,550	$2.94	517,582	$1.17
Restricted units granted	110,180	$1.67	60,000	$1.67
Vested	(434,732)	$1.22	(310,497)	$1.29
Forfeited	(205,522)	$1.41	(59,303)	$1.49
Non-vested at the end of the year	584,746	$2.52	844,270	$1.30
Restricted shares vested at end of year	2,478,231	$2.08	2,353,996	$1.97

6.                 The remaining total compensation cost related to non-vested restricted share and restricted stock unit awards not yet recognized (before applying a forfeiture rate) in the income statement as of December 31, 2013 was $537,575. The weighted average period over which this compensation cost is expected to be recognized is approximately one year.

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

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–                      INCOME TAXES

a.                 General:

As of December 31, 2013, Arotech has net operating loss carryforwards for U.S. federal income tax purposes of $39.6 million, which are available to offset future taxable income, if any, expiring in 2020 through 2032. Utilization of U.S. net operating losses is subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

At December 31, 2012, the Company had net deferred tax assets before valuation allowance of $43.9 million. The deferred tax assets are primarily composed of federal, state and foreign tax net operating loss (“NOL”) carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset its net deferred tax asset. Additionally, the future utilization of the Company’s NOL carryforwards to offset future taxable income is subject to a substantial annual limitation as a result of IRC Section 382 changes that have occurred. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

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

The Company has also evaluated its income tax positions under FASB ASC 740-10 as of December 31, 2013 and the Company believes that it has no material uncertain tax positions and therefore has no uncertain tax position reserves and does not expect to provide for any such reserves. The Company does not believe that the unrecognized tax benefits will change within 12 months of this reporting date. It is the Company’s policy that any assessed penalties and interest on uncertain tax positions would be charged to income tax expense.

The Company does not provide for U.S. federal income taxes on the undistributed earnings of its foreign subsidiaries because such earnings are re-invested and, in the opinion of management, will continue to be re-invested indefinitely.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. The Company is no longer subject to IRS examination for periods prior to 2009, although carryforward losses that were generated prior to 2010 may still be adjusted by the IRS if they are used in a future period. Additionally, the Company is no longer subject to examination in Israel for periods prior to 2009.

The Company files consolidated tax returns for its U.S. entities.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–                      INCOME TAXES (Cont.)

b.                 Israeli subsidiary (Epsilor-EFL):

Effective January 1, 2011 Epsilor-EFL’s tax rate was 10% in 2011 and 2012 and will be reduced to 6% by 2015. In addition, dividends paid from the profits of Epsilor-EFL are subject to tax at the rate of 15% in the hands of their recipient and tax exempt on dividends paid to Israeli company. As of December 31, 2013, there are no tax exempt profits earned by Epsilor–EFL by Israel law that will be distributed as a dividend and accordingly no deferred tax liability was recorded as of December 31, 2013. Furthermore, management has indicated that it has no intention of declaring any dividend.

On August 5, 2013, the Law for Change of National Priorities (Legislative Amendments for Achieving the Budgetary Goals for 2013-2014), 2013 (hereinafter - the 2013 Amendments) was published in Reshumot (the Israeli government official gazette), which enacts, among other things, the following amendments:

•	Raising the corporate tax rate to 26.5% (instead of 25%) beginning in 2014 and thereafter.

•
Commencing tax year 2014 and thereafter the tax rate on the income of preferred enterprises of a qualifying Company in Development Zone A as stated in the Encouragement of Capital Investment Law, 1959 (hereinafter - the Encouragement Law) shall increase to 9% (instead of 7% in 2014 and 6% in 2015 and thereafter) and for companies located in zones other than Zone A the rate shall increase to 16% (instead of 12.5% in 2014 and 12% in 2015 and thereafter).

•	In addition, the tax rate on dividends distributed on January 1, 2014 and thereafter originating from preferred income under the Encouragement Law will be raised to 20% (instead of 15%).

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

As of December 31, 2013, the Merged Company has tax loss carryforwards, generated by EFL, of $95,762,000, which is available indefinitely to offset future taxable income.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–                      INCOME TAXES (Cont.)

d.                 Consolidated deferred income taxes:

Deferred income taxes reflect tax credit carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2013	2012
U.S. operating loss carryforward	$15,836,153	$17,286,287
Foreign operating loss carryforward	23,852,782	21,366,068
Total operating loss carryforward	39,688,935	38,652,355

Temporary differences:
Compensation and benefits	2,321,718	2,026,176
Warranty reserves	1,165,515	1,005,118
Foreign temporary differences	445,129	797,247
All other temporary differences	2,321,650	1,461,543
Total temporary differences	6,254,012	5,290,084

Deferred tax asset before valuation allowance	45,942,947	43,942,439
Valuation allowance	(45,942,947)	(43,942,439)

Total deferred tax asset	$–	$–

Deferred tax liability	$5,423,275	$4,920,021

The Company provided valuation allowances for the deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that it is more likely than not that the deferred tax assets related to the operating loss carryforwards and other temporary differences will not be realized. The change in the valuation allowance during 2013 was $(2.0 million).

e.                 Income (loss) from continuing operations before taxes on income are as follows:

	Year ended December 31
	2013	2012
Domestic	$4,215,005	$260,481
Foreign	(888,315)	(1,660,719)
	$3,326,690	$(1,400,238)

f.                 Taxes on income were comprised of the following:

	Year ended December 31
	2013	2012
Current federal taxes	$117,448	$–
Current state and local taxes	327,747	29,656
Deferred taxes	481,052	598,500
Taxes in respect of prior years	126,473	–
Expense	$1,052,720	$628,156

Domestic	$926,247	$628,156
Foreign	126,473	–
Expense	$1,052,720	$628,156

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–                      INCOME TAXES (Cont.)

g.                 A reconciliation between the theoretical tax expense, assuming all income is taxed at the U.S. federal statutory tax rate applicable to income of the Company and the actual tax expense as reported in the Statements of Operations is as follows:

	Year ended December 31,
	2013	2012
Income (loss) from continuing operations before taxes	$3,326,690	$(1,400,238)

Statutory tax rate	34%	34%
Theoretical income tax on the above amount at the U.S. statutory tax rate	$1,131,075	$(476,081)
Deferred taxes for which valuation allowance was provided	(797,899)	860,390
Non-deductible credits	67,928	64,726
State taxes, net of federal benefit	327,747	29,656
Foreign income in tax rates other than U.S. rate	79,948	149,465
Taxes in respect of prior years	126,473	–
Alternative minimum tax for which valuation allowance was provided	117,448	–

Actual tax expense	$1,052,720	$628,156

NOTE 15:–                      SELECTED STATEMENTS OF OPERATIONS DATA

Financial income (expense), net:

	Year ended December 31,
	2013	2012
Financial expenses:
Interest, bank charges and fees	$(563,252)	$(588,678)
Foreign currency transaction differences	(16,418)	(9,701)
Other	(37,205)	(15,668)
Total financial expenses	(616,875)	(614,047)

Financial income:
Foreign currency transaction differences	117,603	66,061
Total financial income	117,603	66,061

Total financial income (expense), net	$(499,272)	$(547,986)

NOTE 16:–                      SEGMENT INFORMATION

a.                 General:

The Company operates in two continuing business segments (see Note 1.a. for a brief description of the Company’s business).

The Company’s reportable segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on two primary factors: the segment’s operating income and the segment’s contribution to the Company’s future strategic growth.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 16:–                      SEGMENT INFORMATION (Cont.)

b.                 The following is information about reported segment gains, losses and assets:

	Training and Simulation Division	Battery and Power Systems Division	Corporate Expenses	Discontinued operations	Total Company
2013
Revenues from outside customers	$63,425,319	$25,146,109	$–	$–	$88,571,428
Depreciation and amortization expenses (1)	(988,893)	(1,272,399)	(26,259)	–	(2,287,551)
Direct expenses (2)	(53,143,411)	(23,665,489)	(5,649,015)	–	(82,457,915)
Segment net income (loss)	9,293,015	208,221	(5,675,274)	–	3,825,962
Financial expenses	(44,146)	(30,733)	(424,393)	–	(499,272)
Income tax expense	319,225	134,995	598,500	–	1,052,720
Net income (loss) – continuing operations	8,929,644	42,493	(6,698,167)	–	2,273,970
Net loss – discontinued operations	–	–	–	(121,619)	(121,619)
Net income (loss)	$8,929,644	$42,493	$(6,698,167)	$(121,619)	$2,152,351
Segment assets	$53,424,900	$26,346,840	$882,902	$–	$80,654,642
Additions to long-lived assets	$409,805	$1,294,980	$–	$–	$1,704,785

2012
Revenues from outside customers	$59,270,768	$20,779,666	$–	$–	$80,050,434
Depreciation and amortization expenses (1)	(1,105,958)	(1,118,104)	(48,655)	–	(2,272,717)
Direct expenses (2)	(53,055,151)	(19,974,339)	(5,600,479)	–	(78,629,969)
Segment net income (loss)	5,109,659	(312,777)	(5,649,134)	–	(852,252)
Financial expense	(43,221)	(7,639)	(497,126)	–	(547,986)
Income tax expense (benefit)	(7,688)	–	635,844	–	628,156
Net income (loss) – continuing operations	5,074,126	(320,416)	(6,782,104)	–	(2,028,394)
Net loss – discontinued operations	–	–	–	(988,283)	(988,283)
Net income (loss)	$5,074,126	$(320,416)	$(6,782,104)	$(988,283)	$(3,016,677)
Segment assets	$51,302,000	$26,013,955	$174,791	$389,272	$77,880,018
Additions to long-lived assets	$550,634	$734,198	$–	$–	$1,284,832

(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.
(2)	Including, inter alia, sales and marketing, general and administrative, research and development and other income.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 16:–                      SEGMENT INFORMATION (Cont.)

c.                 Summary information about geographic areas:

The following presents total revenues according to the locations of the Company’s end customers and long-lived assets as of and for the years ended December 31, 2013 and 2012:

	2013		2012
	Total revenues	Long-lived assets	Total revenues	Long-lived assets
U.S.A.	$73,973,996	$28,506,630	$63,751,882	$28,879,572
Israel	9,109,921	8,504,224	7,485,034	8,385,579
Hong Kong	1,460,000	–	1,098,346	–
Canada	790,363	–	1,167,656	–
Saudi Arabia	424,444	–	65,090	–
Germany	372,446	–	1,517,200	–
India	325,782	–	605,966	–
Greece	249,500	–	60	–
Taiwan	231,267	–	1,349,420	–
China	203,563	–	98,832	–
Slovenia	191,163	–	–	–
Mexico	94,595	–	283,584	–
Korea	51,920	–	1,198,663	–
Ecuador	–	–	139,845	–
Thailand	–	–	137,970	–
U.A.E.	–	–	109,604	–
Other	1,092,468	–	1,041,282	–
	$88,571,428	$37,010,854	$80,050,434	$37,265,151

d.                 Revenues from major customers (as a percentage of consolidated revenues):

Other than for sales to various branches of the United States Military, which accounted for 55% and 54% of consolidated continuing revenues for 2013 and 2012, respectively, no single customer accounted for more than 10% of revenues for either year.

e.                 Revenues from major products:

	Year ended December 31,
	2013	2012
Simulators	$63,425,319	$59,270,768
Batteries and charging systems	21,073,942	16,992,720
Water activated batteries	4,072,167	3,786,946
Total	$88,571,428	$80,050,434

AROTECH CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 17:–                      WARRANTY

The following is a summary of the deferred warranty revenue included in total deferred revenue as of December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012
Balance at beginning of period	$2,682,462	$2,557,160
Deferred revenue	3,434,186	2,396,807
Revenue recognized	(2,910,279)	(2,271,505)
Balance at end of period	$3,206,369	$2,682,462

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

FINANCIAL STATEMENT SCHEDULE

Arotech Corporation and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2013 and 2012

Description	Balance at beginning of period	Reductions	Additions	Balance at end of period
Year ended December 31, 2013
Allowance for doubtful accounts	$–	$–	$–	$–
Valuation allowance for deferred taxes	43,942,000	–	2,000,947	45,942,947

Year ended December 31, 2012
Allowance for doubtful accounts	$–	$–	$–	$–
Valuation allowance for deferred taxes	43,681,000	–	261,000	43,942,000