Form 10-Q
period 2014-03-31
AROTECH CORP
filed 2014-05-15
CIK 916529

0
OMB APPROVAL
OMB Number: 3235-0070 Expires: April 30, 2015 Estimated average burden hours per response 187.43
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2014 .

Commission file number:   0-23336

AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock as of May 12, 2014 was 20,970,056.

SEC 1296 (01-12)
Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I

ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,376,204	$5,821,325
Restricted collateral deposits	496,244	498,495
Trade receivables	14,869,141	12,362,871
Unbilled receivables	7,441,988	8,463,920
Other accounts receivable and prepaid expenses	1,714,469	1,379,621
Inventories	8,532,339	10,074,766
Total current assets	39,430,385	38,600,998
LONG TERM ASSETS:
Severance pay fund	4,944,849	4,968,811
Other long term receivables	89,273	73,979
Property and equipment, net	4,924,193	4,926,949
Other intangible assets, net	1,046,742	1,059,151
Goodwill	30,994,520	31,024,754
Total long term assets	41,999,577	42,053,644
Total assets	$81,429,962	$80,654,642

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$3,636,395	$5,107,208
Other accounts payable and accrued expenses	5,040,750	6,012,041
Current portion of long term debt	96,184	95,382
Short term bank credit	2,473,403	–
Deferred revenues	6,406,342	7,020,079
Total current liabilities	17,653,074	18,234,710
LONG TERM LIABILITIES:
Accrued Israeli statutory/contractual severance pay	7,128,805	7,020,060
Long term portion of debt	1,810,340	1,830,348
Deferred tax liability	5,667,440	5,518,521
Other long term liabilities	96,046	74,027
Total long-term liabilities	14,702,631	14,442,956
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of March 31, 2014 and December 31, 2013; Issued and outstanding: 20,185,408 shares and 20,163,163 shares as of March 31, 2014 and December 31, 2013, respectively	201,854	201,632
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of March 31, 2014 and December 31, 2013; No shares issued or outstanding as of March 31, 2014 and December 31, 2013	–	–
Additional paid-in capital	230,046,391	229,917,341
Accumulated deficit	(182,082,480)	(183,096,572)
Notes receivable from stockholders	(908,054)	(908,054)
Accumulated other comprehensive income	1,816,546	1,862,629
Total stockholders’ equity	49,074,257	47,976,976
Total liabilities and stockholders’ equity	$81,429,962	$80,654,642

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(U.S. Dollars, except share data)

	Three months ended March 31,
	2014	2013
Revenues	$22,382,800	$22,053,131

Cost of revenues	15,043,311	16,776,967
Research and development expenses	995,513	533,385
Selling and marketing expenses	1,431,768	1,237,006
General and administrative expenses	3,538,673	2,387,811
Amortization of intangible assets	74,119	276,494
Total operating costs and expenses	21,083,384	21,211,663

Operating income	1,299,416	841,468

Other income	32,113	1,233
Financial expense, net	(119,001)	(189,137)
Total other expense	(86,888)	(187,904)
Income from continuing operations before income tax expense	1,212,528	653,564

Income tax expense	198,436	174,777
Income from continuing operations	1,014,092	478,787
Loss from discontinued operations, net of income tax	–	(74,743)
Net income	1,014,092	404,044

Other comprehensive income, net of income tax
Foreign currency translation adjustment	(46,083)	211,676
Comprehensive income	$968,009	$615,720

Basic net income per share – continuing operations	$0.05	$0.03
Basic net income per share – discontinued operations	$–	$–
Basic net income per share	$0.05	$0.03

Diluted net income per share – continuing operations	$0.05	$0.03
Diluted net income per share – discontinued operations	$–	$–
Diluted net income per share	$0.05	$0.03
Weighted average number of shares used in computing basic net income per share	19,572,668	15,569,153
Weighted average number of shares used in computing diluted net income per share	20,175,408	16,171,893

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(U.S. Dollars)

	Three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,014,092	$404,044
Adjustments required to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	303,754	294,762
Amortization of intangible assets	74,119	276,494
Stock based compensation	129,273	98,295
Deferred tax provision	148,919	149,625
Changes in continuing operating assets and liabilities:
Trade receivables	(2,506,270)	(4,689,537)
Unbilled receivables	1,021,932	893,177
Other accounts receivable and prepaid expenses	(350,142)	150,005
Inventories	1,542,427	(428,290)
Severance pay (required Israeli statutory), net	132,707	69,076
Trade payables	(1,470,813)	1,150,937
Other accounts payable and accrued expenses	(949,273)	(616,141)
Deferred revenues	(613,737)	742,458
Discontinued operations	–	(323,725)
Net cash provided by (used in) operating activities	(1,523,012)	(1,828,820)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted collateral deposits	2,251	(302,947)
Purchase of property and equipment	(300,998)	(900,953)
Additions to capitalized software	(61,710)	(3,675)
Discontinued operations	–	44,827
Net cash provided by (used in) investing activities	$(360,457)	$(1,162,748)

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Three months ended March 31,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	$(19,206)	$(543,943)
Change in short term bank credit	2,473,403	2,203,722
Discontinued operations	–	(9,298)
Net cash provided by (used in) financing activities	2,454,197	1,650,481
INCREASE IN CASH AND CASH EQUIVALENTS	570,728	(1,341,087)
CASH ACCRETION (EROSION) DUE TO EXCHANGE RATE DIFFERENCES	(15,849)	81,339
NET CHANGE IN CASH AND EQUIVALENTS – DISCONTINUED OPERATIONS	–	56,933
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	5,821,325	1,580,627
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$6,376,204	$377,812
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Interest paid during the period	$37,686	$73,871
Taxes paid on income during the period	$3,877	$10,500

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:                      BASIS OF PRESENTATION

a.           Company:

Arotech Corporation (“Arotech”) and its wholly-owned subsidiaries (the “Company”) provide defense and security products for the military, law enforcement and homeland security markets, including advanced zinc-air and lithium batteries and chargers, and multimedia interactive simulators/trainers. The Company operates primarily through its wholly-owned subsidiaries FAAC Incorporated (“FAAC”), based in Ann Arbor, Michigan with locations in Royal Oak, Michigan and Orlando, Florida; Electric Fuel Battery Corporation (“EFB”), based in Auburn, Alabama; Epsilor-Electric Fuel Ltd. (“Epsilor-EFL”), based in Dimona, Israel with a location in Beit Shemesh, Israel, and UEC Electronics, LLC (“UEC”), based in Hanahan, South Carolina (see also Note 7.a.). EFB, Epsilor-EFL and UEC form the Company’s Battery and Power Systems Division. IES Interactive Training (“IES”) and Realtime Technologies (“RTI”) were merged with FAAC in 2007 and 2010, respectively, to create Arotech’s Training and Simulation Division. Pursuant to a management decision in the fourth quarter of 2011 and sale in 2012, the Company’s Armor Division, consisting of M.D.T. Protective Industries, Ltd. (“MDT”), based in Lod, Israel, and MDT Armor Corporation (“MDT Armor”), based in Auburn, Alabama, along with the trade name of Armour of America Incorporated (“AoA”), are reflected as discontinued operations for all periods presented.

b.           Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at March 31, 2014, its operating results for the three-month periods ended March 31, 2014 and 2013, and its cash flows for the three-month periods ended March 31, 2014 and 2013.

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2014.

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

c.           Accounting for stock-based compensation:

For the three months ended March 31, 2014 and 2013 the compensation expense recorded related to restricted stock units and restricted shares was $129,273 and $98,295, respectively. The remaining total compensation cost related to share awards not yet recognized in the income statement as of March 31, 2014 was $644,519. The weighted average period over which this compensation cost is expected to be recognized is approximately one and one-half years. Income tax expense was not impacted since the Company is in a net operating loss position. There were no new options issued in the first three months of 2014 and there are no outstanding issued options. The Company’s directors received their annual restricted stock grants, after quarter end, on April 1, 2014 in accordance with the terms of the directors’ stock compensation plan.

d.           Reclassification:

Certain comparative data in these financial statements may have been reclassified to conform to the current year’s presentation.

e.           Anti-dilutive shares for EPS calculation:

All non-vested restricted stock and non-vested restricted stock units have been excluded from the calculation of the basic net income per common share because all such securities are anti-dilutive for the periods presented and the Company has excluded any restricted stock or restricted stock units that will never vest under the current program. The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of basic net income per share for the three-month periods ended March 31, 2014 and 2013 were 602,740 and 614,968, respectively.

f.           Discontinued operations:

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

Unless otherwise noted, amounts and disclosures throughout the Notes to Consolidated Financial Statements relate to the Company’s continuing operations. The revenues and expenses of the discontinued operation are shown below.

REVENUE AND EXPENSES – DISCONTINUED	Three months ended March 31,
	(unaudited)
	2014	2013
Revenues	$–	$1,954

Cost of revenues, exclusive of amortization of intangibles	–	(2,303)
Research and development expenses	–	–
Selling and marketing expenses	–	–
General and administrative expenses	–	81,939
Total operating costs and expenses	–	79,636

Operating loss	–	(77,682)

Other income	–	27,986
Financial expense, net	–	(24,047)
Total other income	–	3,939
Loss before income tax benefit	–	(73,743)
Income tax expense	–	1,000
Net loss	$–	$(74,743)

NOTE 2:                      INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method or the FIFO method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. Inventory write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and for market prices lower than cost. Inventories in continuing business segments decreased, from December 31, 2013, $174,000 in the Training and Simulation Division and $1.4 million in the Battery Division:

	March 31, 2014	December 31, 2013
	(Unaudited)
Raw and packaging materials	$6,618,489	$6,761,876
Work in progress	912,952	666,386
Finished products	1,000,898	2,646,504
Total:	$8,532,339	$10,074,766

NOTE 3:                      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

For information about previous new accounting pronouncements and the potential impact on the Company’s Consolidated Financial Statements, see Note 2 of the Notes to Consolidated Financial Statements in the Company’s 2013 Form 10-K.

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

b.           The following is information about reported segment revenues, income (losses), and total assets for the three months ended March 31, 2014 and 2013:

	Training and Simulation Division	Battery and Power Systems Division	Corporate Expenses	Discontinued	Total Company
Three months ended March 31, 2014
Revenues from outside customers	$15,681,838	$6,700,962	$–	$–	$22,382,800
Depreciation, amortization and impairment expenses(1)	(179,242)	(192,194)	(6,437)	–	(377,873)
Direct expenses(2)	(12,683,837)	(5,835,304)	(2,154,257)	–	(20,673,398)
Segment net income (loss)	$2,818,759	$673,464	$(2,160,694)	$–	$1,331,529
Financial expense	(7,412)	(61,720)	(49,869)	–	(119,001)
Income tax expense	(35,011)	(13,800)	(149,625)	–	(198,436)
Net income (loss)	$2,776,336	$597,944	$(2,360,188)	$–	$1,014,092
Segment assets(3)	$55,407,589	$25,665,035	$357,338	$–	$81,429,962
Additions to long-lived assets	$295,101	$66,000	$1,607	$–	$362,708
Three months ended March 31, 2013
Revenues from outside customers	$15,679,191	$6,373,940	$–	$–	$22,053,131
Depreciation, amortization and impairment expenses(1)	(243,994)	(319,742)	(7,520)	–	(571,256)
Direct expenses(2)	(13,426,464)	(6,097,049)	(1,115,661)	–	(20,639,174)
Segment net income (loss)	$2,008,733	$(42,851)	$(1,123,181)	$–	$842,701
Financial expense	(6,939)	(61,440)	(120,758)	–	(189,137)
Income tax expense	(25,152)	–	(149,625)	–	(174,777)
Net income (loss) continuing operations	$1,976,642	$(104,291)	$(1,393,564)	$–	$478,787
Net income discontinued operations	–	–	–	(74,743)	(74,743)
Net income (loss)	$1,976,642	$(104,291)	$(1,393,564)	$(74,743)	$404,044
Segment assets(3)	$53,321,818	$27,685,266	$547,909	$122,310	$81,677,303
Additions to long-lived assets	$31,604	$873,024	$–	$–	$904,628

(1)     Includes depreciation of property and equipment and amortization expenses of intangible assets.
(2)    Including, inter alia, sales and marketing, general and administrative.
(3)     Out of those amounts, goodwill in the Company’s Training and Simulation and Battery and Power Systems Divisions totaled $24,435,640 and $6,558,879, respectively, as of March 31, 2014 and $24,435,640 and $6,269,412, respectively, as of March 31, 2013.

NOTE 5:                      FAIR VALUE MEASUREMENT

The carrying value of short term assets and liabilities in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted collateral deposits, trade receivables, unbilled receivables, inventories, prepaid and other assets, trade payables, accrued expenses, deferred revenues and other liabilities as of March 31, 2014 and December 31, 2013, approximate fair value because of the short maturity of these instruments. The carrying amounts of long term debt approximates the estimated fair values at March 31, 2014, based upon the Company’s ability to acquire similar debt at similar maturities.

NOTE 6:                      COMMON STOCK REPURCHASE PROGRAM

In February 2009, the Company’s Board of Directors authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of the Company’s common stock. Through March 31, 2014, the Company repurchased 638,611 shares for a total of $869,931. There were no shares repurchased during the three months ended March 31, 2014. The repurchase program, which expires on August 12, 2014, is subject to management’s discretion.

NOTE 7:                      SUBSEQUENT EVENTS

a.           Acquisition of UEC Electronics, LLC:

On April 1, 2014, the Company entered into and consummated a Membership Interest Purchase Agreement to purchase all of the membership interests of UEC Electronics, LLC, a South Carolina limited liability company (“UEC”), from the seller of UEC (the “Seller”), a company owned by UEC’s two top managers (together with the Seller, the “Sellers”). UEC management will stay with UEC and will continue to manage UEC as a wholly-owned subsidiary of the Company.

The initial acquisition price of UEC was $28 million plus 775,000 shares of the Company’s common stock,  as well as a potential earn-out of up to $5.5 million over the next two calendar years, which earn-out is payable in cash or shares of the Company’s common stock at the Company’s option.  On April 1, 2014, the closing price of the Company’s common stock on the Nasdaq Global Market was $5.44 per share, causing the common stock issued in the acquisition to be valued for accounting purposes at $4.3 million, subject to potential reduction to reflect the fact that the stock being issued in the acquisition was unregistered and not freely tradable. The source of the cash used was $22.5 million of the funds provided by the financing transaction described under Note 7.b. below and $5.5 million of the Company’s working capital. The amount of consideration was determined based upon arm's-length negotiations between the Company and the Sellers.

b.           Bank Financing:

The Company’s FAAC subsidiary has a $15.0 million line of credit (the “Line of Credit”) with Fifth Third Bank (the “Bank”) at a rate of LIBOR plus 3.75%, secured by the assets and receivables of FAAC and by the assets and receivables of the Company and of the Company’s subsidiary EFB. Additionally, the Company and EFB are guarantors of the Line of Credit.

On April 1, 2014, pursuant to an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), the parties to the original credit agreement (the “Original Credit Agreement”) agreed to amend the Line of Credit to add two term loans to it: an $18.0 million 61-month senior term loan at a 2014 interest rate of 3.75% over LIBOR, and a $4.5 million 61-month B term loan at a 2014 interest rate of 5.5% over LIBOR. Pursuant to a joinder agreement that took effect upon the Company’s acquisition of UEC (the “Joinder Agreement”), UEC became a party to the Amended Credit Agreement as a co-borrower with FAAC, and provided a guaranty and security substantially identical to that granted by the Company and EFB. The Company and FAAC and EFB also entered into a patent and trademark security agreement with the Bank; upon effectiveness of the Joinder Agreement, UEC executed a substantially identical agreement.

Certain covenants contained in the Original Credit Agreement have been modified in the Amended Credit Agreement. Commencing with the fiscal quarter ending September 30, 2014, the Company’s “Fixed Charge Coverage Ratio,” determined on a combined basis with UEC and otherwise computed in the same manner as under the Original Credit Agreement, has been raised to 1.25 to 1 from 1.10 to 1. “Net Advances to Affiliates” as defined in the Original Credit Agreement are now defined with reference to FAAC or UEC, as the case may be, and may not increase by more than $5,500,000 on a combined basis for both borrowers in any calendar year over a “Base Amount” to be determined by mutual agreement of FAAC and the Bank.

In addition, two new covenants have been added in the Amended Credit Agreement. First, UEC’s earnings before interest, taxes, depreciation and amortization with certain add-backs (“EBITDA”), computed on a stand-alone basis, may not be less than $4,500,000 for any trailing twelve-month period ending at the end of a fiscal quarter (a “Test Period”) beginning with the Test Period ending September 30, 2014 and each succeeding fiscal quarter thereafter. Second, the ratio of “Combined Funded Indebtedness” (defined as all indebtedness (a) in respect of money borrowed, (b) evidenced by a note, debenture or other like written obligation to pay money, (c) in respect of rent or hire of property under leases or lease arrangements which under GAAP are required to be capitalized or (d) in respect of obligations under conditional sales or other title retention agreements, all as determined on a combined basis for FAAC and UEC) to “Combined Adjusted EBITDA” (defined as EBITDA of FAAC and UEC computed on a combined basis) may not exceed (a) 2.25 to 1.0 for the Test Period ending September 30, 2014 or any Test Period ending as of the end of any fiscal quarter thereafter prior to the fiscal quarter ending March 31, 2015 or (b) 2.00 to 1.0 for the Test Period ending March 31, 2015 or any Test Period ending as of the end of any fiscal quarter thereafter.

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
We provide high-end electronics engineering and design services, and we manufacture and sell lithium and Zinc-Air batteries, for defense and security products, including our Soldier Wearable Integrated Power Equipment System (SWIPES)™ power hubs, and other military applications (our Battery and Power Systems Division).

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

Our results for the three months ended March 31, 2014 do not include the results of UEC Electronics, LLC, a South Carolina limited liability company that we purchased on April 1, 2014. See “Recent Developments – Acquisition of UEC Electronics, LLC,” below.

Overview of Results of Operations

Acquisitions

In the acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of definite-lived intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of definite-lived intangible assets in the amount of a fraction (based on the useful life of the definite-lived intangible assets) of the amount recorded as intangible assets. Such amortization charges continued during the first three months of 2014. We are required to review long-lived intangible assets and goodwill for impairment at least annually or whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that the carrying amount of these assets has been impaired, we must record the impairment charge in our statement of comprehensive income.

We incurred non-cash charges for amortization of intangible assets in the first three months of 2014 and 2013 in the amount of approximately $74,000 and $276,000, respectively.

Restricted Shares and Restricted Stock Units

In accordance with FASB ASC 505-50, we incurred, for the three months ended March 31, 2014 and 2013, compensation expense related to restricted stock units and restricted shares of approximately $129,000 and $98,000, respectively. Our directors received their annual restricted stock grants on April 1, 2014 in accordance with the terms of the directors’ stock compensation plan.

Overview of Operating Performance and Backlog

Overall, our pre-tax income from continuing operations for the three months ended March 31, 2014 was $1.2 million on revenues of $22.4 million, compared to $654,000 on revenues of $22.1 million during the three months ended March 31, 2013. Our overall backlog for the first quarter of 2014 totaled $51.9 million.

In our Training and Simulation Division, revenues were neutral with $15.7 million in the first three months of both 2013 and 2014. As of March 31, 2014, our backlog for our Training and Simulation Division totaled $39.1 million compared to $59.8 million in the first quarter of 2013.

In our Battery and Power Systems Division, revenues increased from approximately $6.4 million in the first three months of 2013 to approximately $6.7 million in the first three months of 2014. As of March 31, 2014, our backlog for our Battery and Power Systems Division totaled $12.8 million compared to $16.5 million in the first quarter of 2013.

The table below details the percentage of total recognized revenue by type of arrangement for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
Type of Revenue	2014	2013
Sale of products	96.0%	95.7%
Maintenance and support agreements	3.6%	2.8%
Long term research and development contracts	0.4%	1.5%
Total	100.0%	100.0%

Common Stock Repurchase Program

In February of 2009, we authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of our common stock. Through March 31, 2014, we repurchased 638,611 shares for a total of $869,931. There were no shares repurchased during the three months ended March 31, 2014. The repurchase program, which expires on August 12, 2014, is subject to the discretion of our management.

Recent Developments

Acquisition of UEC Electronics, LLC

On April 1, 2014, we entered into and consummated a Membership Interest Purchase Agreement (the “Agreement”) to purchase all of the membership interests of UEC Electronics, LLC, a South Carolina limited liability company (“UEC”), from the seller of UEC (the “Seller”), a company principally owned by UEC’s two top managers (together with the Seller, the “Sellers”). UEC management will stay with UEC and will continue to manage UEC as a wholly-owned subsidiary of ours.

UEC develops and manufactures electronic components and subsystems primarily for military, aerospace and industrial customers. UEC specializes in core, proprietary engineering capabilities in highly-demanded solution areas, including: (i) hybrid power generation systems, (ii) smart power subsystems for military vehicles and dismounted applications, and (iii) aircraft and missile systems support for cutting-edge weapons and communications technologies.

The initial acquisition price of UEC was $28 million plus 775,000 shares of our common stock,  as well as a potential earn-out of up to $5.5 million over the next two calendar years, which earn-out is payable in cash or shares of our common stock at our option. On April 11, 2014, the closing price of Arotech’s common stock on the Nasdaq Global Market was $5.44 per share, causing the common stock issued in the acquisition to be valued for accounting purposes at $4.3 million, subject to potential reduction to reflect the fact that the stock being issued in the acquisition is unregistered and not freely tradable. The source of the cash used was $22.5 million of the funds provided by the financing transaction described below and $5.5 million of Arotech’s working capital. The amount of consideration was determined based upon arm’s-length negotiations between ourselves and the Sellers.

Bank Financing

Our FAAC subsidiary has a $15.0 million line of credit (the “Line of Credit”) with Fifth Third Bank (the “Bank”) at a rate of LIBOR plus 3.5%, secured by the assets and receivables of FAAC and by the assets and receivables of us and of our subsidiary EFB. Additionally, we and EFB are guarantors of the Line of Credit.

On April 1, 2014, pursuant to an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), the parties to the original credit agreement (the “Original Credit Agreement”) agreed to amend the Line of Credit to add two term loans to it: an $18.0 million 61-month senior term loan at a 2014 interest rate of 3.75% over LIBOR, and a $4.5 million 61-month B term loan at a 2014 interest rate of 5.5% over LIBOR. Pursuant to a joinder agreement that took effect upon our acquisition of UEC (the “Joinder Agreement”), UEC became a party to the Amended Credit Agreement as a co-borrower with FAAC, and provided a guaranty and security substantially identical to that granted by us and EFB. We and FAAC and EFB also entered into a patent and trademark security agreement with the Bank; upon effectiveness of the Joinder Agreement, UEC executed a substantially identical agreement.

Certain covenants contained in the Original Credit Agreement have been modified in the Amended Credit Agreement. Commencing with the fiscal quarter ending September 30, 2014, our “Fixed Charge Coverage Ratio,” determined on a combined basis with UEC and otherwise computed in the same manner as under the Original Credit Agreement, has been raised to 1.25 to 1 from 1.10 to 1. “Net Advances to Affiliates” as defined in the Original Credit Agreement are now defined with reference to FAAC or UEC, as the case may be, and may not increase by more than $5,500,000 on a combined basis for both borrowers in any calendar year over a “Base Amount” to be determined by mutual agreement of FAAC and the bank.

In addition, two new covenants have been added in the Amended Credit Agreement. First, UEC’s earnings before interest, taxes, depreciation and amortization with certain add-backs (“EBITDA”), computed on a stand-alone basis, may not be less than $4,500,000 for any trailing twelve-month period ending at the end of a fiscal quarter (a “Test Period”) beginning with the Test Period ending September 30, 2014 and each succeeding fiscal quarter thereafter. Second, the ratio of “Combined Funded Indebtedness” (defined as all indebtedness (a) in respect of money borrowed, (b) evidenced by a note, debenture or other like written obligation to pay money, (c) in respect of rent or hire of property under leases or lease arrangements which under GAAP are required to be capitalized or (d) in respect of obligations under conditional sales or other title retention agreements, all as determined on a combined basis for FAAC and UEC) to “Combined Adjusted EBITDA” (defined as EBITDA of FAAC and UEC computed on a combined basis) may not exceed (a) 2.25 to 1.0 for the Test Period ending September 30, 2014 or any Test Period ending as of the end of any fiscal quarter thereafter prior to the fiscal quarter ending March 31, 2015 or (b) 2.00 to 1.0 for the Test Period ending March 31, 2015 or any Test Period ending as of the end of any fiscal quarter thereafter.

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

The majority of financial transactions of Epsilor is in New Israeli Shekels (“NIS”) and a substantial portion of Epsilor’s costs is incurred in NIS. Management believes that the NIS is the functional currency of Epsilor. Accordingly, the financial statements of Epsilor have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of comprehensive income amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive loss in stockholders’ equity.

Results of Operations

Three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Revenues. Revenues for the three months ended March 31, 2014 totaled $22.4 million, compared to $22.1 million in the comparable period in 2013, an increase of $330,000, or 1.5%. In the first quarter of 2014, revenues were $15.7 million for the Training and Simulation Division (compared to $15.7 million in the first quarter of 2013); and $6.7 million for the Battery and Power Systems Division (compared to $6.4 million in the first quarter of 2013), an increase of $327,000, or 5.1%, due primarily to increased sales in our Epsilor subsidiary.

Cost of revenues. Cost of revenues totaled $15.0 million during the first quarter of 2014, compared to $16.8 million in the first quarter of 2013, a decrease of $1.7 million, or 10.3%, due primarily to the product mix of the reporting units which included products sold at a higher margin. Cost of revenues was $10.1 million for the Training and Simulation Division (compared to $11.4 million in the first quarter of 2013, a decrease of $1.3 million, or 11.2%, due primarily to product mix); and $4.9 million for the Battery and Power Systems Division (compared to $5.4 million in the first quarter of 2013, a decrease of $456,000, or 8.5%, due primarily to product mix).

Research and development expenses. Research and development expenses for the first quarter of 2014 were $996,000, compared to $533,000 during the first quarter of 2013, an increase of $462,000, or 86.6%, due primarily to continuing research on training systems and battery technologies for new products.

Selling and marketing expenses. Selling and marketing expenses for the first quarter of 2014 were $1.4 million, compared to $1.2 million in the first quarter of 2013, an increase of $195,000, or 15.7%, due primarily to increased trade show representation and the international sales efforts of our Simulation Division.

General and administrative expenses. General and administrative expenses for the first quarter of 2014 were $3.5 million, compared to $2.4 million in the first quarter of 2013, an increase of $1.2 million, or 48.2%, due primarily to acquisition expenses of $535,000 and increased corporate compensation expenses of $130,000.

Amortization of intangible assets. Amortization of intangible assets totaled $74,000 in the first quarter of 2014, compared to $276,000 in the first quarter of 2013, a decrease of $202,000, or 73.2%, due primarily to decreased charges for fully amortized capitalized software in our Training and Simulation Division and fully amortized acquisition related intangibles in our Battery Division.

Financial expense, net. Financial expense totaled $119,000 in the first quarter of 2014, compared to $189,000 in the first quarter of 2013, a decrease of $70,000, or 37.1%, due primarily to a decrease in corporate interest and bank charges.

Income taxes. We recorded $198,000 in tax expense in the first quarter of 2014, compared to $175,000 in tax expense in the first quarter of 2013, an increase of $24,000, or 13.5%. This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $150,000 in non-cash expenses in the both the first quarter of 2014 and 2013.

Net income. Due to the factors cited above, we went from a net income from continuing operations of $479,000 in the first quarter of 2013 to $1.0 million in the first quarter of 2014, an improvement of $535,000.

Liquidity and Capital Resources

As of March 31, 2014, we had $6.4 million in cash and $496,000 in restricted collateral deposits, as compared to December 31, 2013, when we had $5.8 million in cash and $498,000 in restricted collateral deposits. We also had $10.5 million in available, unused bank lines of credit with our main bank as of March 31, 2014, under a $15.0 million credit facility under our FAAC subsidiary, described below.

We and FAAC maintain a $15.0 million credit facility with FAAC’s primary bank, that is secured by Arotech’s assets and the assets of our other domestic subsidiaries and guaranteed by Arotech and our other domestic subsidiaries, at a rate of 3.5% over LIBOR. As discussed under “Recent Developments” above, we renegotiated the credit facility with our primary bank.  These changes were effective April 1, 2014. The updated credit facility expires May 31, 2016. Additionally, on April 1, 2014 we added two term loans to the credit facility: an $18.0 million 61-month senior term loan at a 2014 interest rate of 3.75% over LIBOR, and a $4.5 million 61-month B term loan at a 2014 interest rate of 5.5% over LIBOR.

The credit agreement with FAAC’s primary bank contains certain financial covenants. Commencing with the fiscal quarter ending September 30, 2014, our “Fixed Charge Coverage Ratio,” determined on a combined basis with UEC and otherwise computed in the same manner as under the Original Credit Agreement, has been raised to 1.25 to 1 from 1.10 to 1. “Net Advances to Affiliates” as defined in the Original Credit Agreement are now defined with reference to FAAC or UEC, as the case may be, and may not increase by more than $5,500,000 on a combined basis for both borrowers in any calendar year over a “Base Amount” to be determined by mutual agreement of FAAC and the bank.

In addition, UEC’s earnings before interest, taxes, depreciation and amortization with certain add-backs (“EBITDA”), computed on a stand-alone basis, may not be less than $4,500,000 for any trailing twelve-month period ending at the end of a fiscal quarter (a “Test Period”) beginning with the Test Period ending September 30, 2014 and each succeeding fiscal quarter thereafter. Second, the ratio of “Combined Funded Indebtedness” (defined as all indebtedness (a) in respect of money borrowed, (b) evidenced by a note, debenture or other like written obligation to pay money, (c) in respect of rent or hire of property under leases or lease arrangements which under GAAP are required to be capitalized or (d) in respect of obligations under conditional sales or other title retention agreements, all as determined on a combined basis for FAAC and UEC) to “Combined Adjusted EBITDA” (defined as EBITDA of FAAC and UEC computed on a combined basis) may not exceed (a) 2.25 to 1.0 for the Test Period ending September 30, 2014 or any Test Period ending as of the end of any fiscal quarter thereafter prior to the fiscal quarter ending March 31, 2015 or (b) 2.00 to 1.0 for the Test Period ending March 31, 2015 or any Test Period ending as of the end of any fiscal quarter thereafter.

We used available funds in the three months ended March 31, 2014 primarily for working capital needs and investment in fixed assets.. We purchased approximately $301,000 of fixed assets during the three months ended March 31, 2014. Our net fixed assets amounted to $4.9 million at quarter end.

Net cash used in operating activities for the three months ended March 31, 2014 and 2013 was $1.5 million and $1.8 million, respectively, a decrease of $306,000. This decrease in cash used was due primarily to changes in working capital along with a $200,000 reduction in amortization expense.

Net cash used in investing activities for the three months ended March 31, 2014 and 2013 was $360,000 and $1.2 million, a difference of $802,000. This difference was due primarily to a reduction of $600,000 in purchases of property and equipment along with a $300,000 change in restricted collateral deposits.

Net cash provided by financing activities for the three months ended March 31, 2014 and 2013 was $2.5 million and $1.7 million, respectively, an increase of $804,000. The increase in 2014 of cash provided by financing activities was due primarily to changes in short term borrowing under our primary line of credit.

As of March 31, 2014, we had approximately $2.5 million in short-term bank debt and $1.9 million in long-term debt outstanding. This is in comparison to no short-term bank debt and $1.9 million in long-term debt outstanding as of December 31, 2013.

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

Foreign Currency Exchange Rate Risk

Since a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only minor foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2014. Certain of our research, development and production activities are carried out by our Israeli subsidiary, Epsilor-EFL, at its facility in Beit Shemesh, and accordingly we have sales and expenses in NIS. Additionally, our Epsilor-EFL subsidiary operates primarily in NIS. However, the majority of our sales are made outside Israel in U.S. dollars, and a substantial portion of our costs are incurred in U.S. dollars. Therefore, our functional currency is the U.S. dollar.

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

PART II

ITEM 1A.       RISK FACTORS.

For information regarding our risk factors, please refer to Exhibit 99.3 to our Current Report on Form 8-K filed on April 1, 2104. We do not believe that there have been any material changes in the risk factors disclosed therein.

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

Dated:           May 15, 2014

AROTECH CORPORATION

By:	/s/ Robert S. Ehrlich
	Name:	Robert S. Ehrlich
	Title:	Chairman and CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Senior Vice President – Finance and CFO
(Principal Financial Officer)