Form 10-Q
period 2014-06-30
AROTECH CORP
filed 2014-08-14
CIK 916529

0

OMB APPROVAL
OMB Number: 3235-0070 Expires: April 30, 2015 Estimated average burden hours per response 187.43
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2014 .

Commission file number:   0-23336

AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock as of August 5, 2014 was 24,299,056.

SEC 1296 (01-12)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$972,330	$5,821,325
Restricted collateral deposits	248,750	498,495
Trade receivables	12,923,663	12,362,871
Unbilled receivables	20,839,514	8,463,920
Other accounts receivable and prepaid expenses	2,163,141	1,379,621
Inventories	9,560,468	10,074,766
Total current assets	46,707,866	38,600,998
LONG TERM ASSETS:
Israeli statutory/contractual severance pay fund	5,083,747	4,968,811
Other long term receivables	90,545	73,979
Property and equipment, net	6,150,807	4,926,949
Other intangible assets, net	13,259,677	1,059,151
Goodwill	46,193,681	31,024,754
Total long term assets	70,778,457	42,053,644
Total assets	$117,486,323	$80,654,642

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$4,221,685	$5,107,208
Other accounts payable and accrued expenses	7,851,450	6,012,041
Current portion of long term debt	4,339,876	95,382
Short term bank credit	5,095,924	–
Deferred revenues	5,564,856	7,020,079
Total current liabilities	27,073,791	18,234,710
LONG TERM LIABILITIES:
Accrued Israeli statutory/contractual severance pay	7,385,375	7,020,060
Long term portion of debt	19,443,050	1,830,348
Deferred tax liability	5,817,065	5,518,521
Other long-term liabilities	2,418,549	74,027
Total long-term liabilities	35,064,039	14,442,956
Total liabilities	62,137,830	32,677,666
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of June 30, 2014 and December 31, 2013; Issued and outstanding: 21,010,056 shares and 20,163,163 shares as of June 30, 2014 and December 31, 2013, respectively	210,101	201,632
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of June 30, 2014 and December 31, 2013; No shares issued or outstanding as of June 30, 2014 and December 31, 2013	–	–
Additional paid-in capital	234,382,503	229,917,341
Accumulated deficit	(180,299,795)	(183,096,572)
Notes receivable from stockholders	(908,054)	(908,054)
Accumulated other comprehensive income	1,963,738	1,862,629
Total stockholders’ equity	55,348,493	47,976,976
Total liabilities and stockholders’ equity	$117,486,323	$80,654,642

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. Dollars, except share data)

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013
Revenues	$50,211,986	$44,449,973	$27,829,186	$22,396,842

Cost of revenues	32,906,461	32,865,162	17,863,150	16,088,195
Research and development expenses	1,931,958	1,128,170	936,445	594,785
Selling and marketing expenses	2,977,553	2,620,258	1,545,785	1,383,252
General and administrative expenses	7,806,266	4,854,058	4,267,593	2,466,247
Amortization of intangible assets	961,183	550,112	887,064	273,618
Total operating costs and expenses	46,583,421	42,017,760	25,500,037	20,806,097

Operating income	3,628,565	2,432,213	2,329,149	1,590,745

Other income, net	229,421	268,682	197,308	267,449
Financial expense, net	(682,648)	(302,879)	(563,647)	(113,742)
Total other income (expense)	(453,227)	(34,197)	(366,339)	153,707
Income from continuing operations before income tax expense	3,175,338	2,398,016	1,962,810	1,744,452

Income tax expense	378,561	428,902	180,125	254,125
Income from continuing operations	2,796,777	1,969,114	1,782,685	1,490,327
Loss from discontinued operations, net of income tax	–	(87,930)	–	(13,187)
Net income	2,796,777	1,881,184	1,782,685	1,477,140

Other comprehensive income, net of $0 income tax
Foreign currency translation adjustment	101,109	269,923	147,192	58,247
Comprehensive income	$2,897,886	$2,151,107	$1,929,877	$1,535,387

Income (loss) per share of common stock:
Basic – continuing operations	$0.14	$0.13	$0.09	$0.10
Basic – discontinued operations	$–	$(0.01)	$–	$–
Basic net income per share	$0.14	$0.12	$0.09	$0.10

Diluted – continuing operations	$0.14	$0.12	$0.09	$0.09
Diluted – discontinued operations	$–	$(0.01)	$–	$–
Diluted net income per share	$0.14	$0.11	$0.09	$0.09

Weighted average number of shares used in computing basic net income/loss per share	19,892,242	15,472,667	20,311,830	15,554,199
Weighted average number of shares used in computing diluted net income/loss per share	20,494,982	16,075,407	20,914,570	16,146,939

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(U.S. Dollars)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,796,777	$1,881,184
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	694,342	582,905
Amortization of intangible assets	961,183	550,112
Stock based compensation	257,631	167,215
Deferred tax provision	298,544	299,250
Changes in operating assets and liabilities:
Trade receivables	2,142,182	(9,988,376)
Unbilled receivables	(2,564,763)	4,794,812
Other accounts receivable and prepaid expenses	(492,154)	160,764
Inventories	1,061,142	229,754
Severance pay (required Israeli statutory/contractual), net	250,379	75,170
Trade payables	(3,694,029)	(567,882)
Other accounts payable and accrued expenses	(992,180)	(342,702)
Deferred revenues	(1,455,223)	3,630,085
Discontinued operations	–	(284,934)
Net cash provided by (used in) operating activities	(736,169)	1,187,357
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of UEC(1)	(29,113,655)	–
Decrease (increase) in restricted collateral deposits	249,745	(305,125)
Purchase of property and equipment	(907,879)	(1,271,714)
Additions to capitalized software	(61,710)	(3,675)
Discontinued operations	–	44,827
Net cash provided by (used in) investing activities	$(29,833,499)	$(1,535,687)

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	$(642,804)	$(836,756)
Proceeds from long term debt	22,500,000	–
Changes in short term bank credit	3,825,614	427,391
Discontinued operations	–	(40,374)
Net cash provided by (used in) financing activities	25,682,810	(449,739)
DECREASE IN CASH AND CASH EQUIVALENTS	(4,886,858)	(798,069)
CASH DIFFERENCES DUE TO EXCHANGE RATE CHANGES	37,863	111,469
NET CHANGE IN CASH AND EQUIVALENTS – DISCONTINUED OPERATIONS	–	59,268
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	5,821,325	1,580,627
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$972,330	$953,295
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Common stock issued in acquisition of UEC	$4,216,000	$–
Interest paid during the period	$265,084	$217,649
Taxes paid on income during the period	$51,098	$95,900

(1)	On April 1, 2014, the Company acquired all of the outstanding membership interests of UEC Electronics, LLC (“UEC”). The cash portion of the transaction is summarized as follows:

New long term debt	$22,500,000
Cash	5,500,000
Net working capital adjustment (paid in May 2014)	1,206,245
Cash acquired	(92,590)
Total	$29,113,655

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:                      BASIS OF PRESENTATION

a.           Company:

Arotech Corporation (“Arotech”) and its wholly-owned subsidiaries (the “Company”) provide advanced battery and simulation solutions, including innovative energy management and power distribution technologies, turnkey interactive multimedia simulators/trainers, and world-class product design and manufacturing services for the aerospace, defense, law enforcement and homeland security markets. The Company operates primarily through its wholly-owned subsidiaries FAAC Incorporated (“FAAC”), based in Ann Arbor, Michigan with locations in Royal Oak, Michigan and Orlando, Florida; Electric Fuel Battery Corporation (“EFB”), based in Auburn, Alabama; Epsilor-Electric Fuel Ltd. (“Epsilor-EFL”), based in Dimona, Israel with a location in Beit Shemesh, Israel; and UEC Electronics, LLC (“UEC”), based in Hanahan, South Carolina (see also Note 2). EFB, Epsilor-EFL and UEC form the Company’s Battery and Power Systems Division. IES Interactive Training (MILO Range) and Realtime Technologies were merged with FAAC in 2007 and 2010, respectively, to create Arotech’s Training and Simulation Division. Pursuant to a management decision in the fourth quarter of 2011 and sale in 2012, the Company’s Armor Division, consisting of M.D.T. Protective Industries, Ltd., based in Lod, Israel, and MDT Armor Corporation, based in Auburn, Alabama, along with the trade name of Armour of America Incorporated, are reflected as discontinued operations.

b.           Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at June 30, 2014, its operating results for the six- and three month periods ended June 30, 2014 and 2013, and its cash flows for the six month periods ended June 30, 2014 and 2013.

The results of operations for the six- and three months ended June 30, 2014 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2014.

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

c.           Accounting for stock-based compensation:

For the six months ended June 30, 2014 and 2013 the compensation expense recorded related to restricted stock units and restricted shares was $258,000 and $167,000, respectively. The remaining total compensation cost related to share awards not yet recognized in the statements of comprehensive income as of June 30, 2014 was $342,000. The weighted average period over which this compensation cost is expected to be recognized is approximately one and one-half years. Income tax expense was not impacted since the Company is in a net operating loss position. There were no new options issued in the first six months of 2014 and there are no outstanding issued options. The Company’s directors received their annual restricted stock grants on April 1, 2014 in accordance with the terms of the directors’ stock compensation plan.

d.           Reclassification:

Certain comparative data in these financial statements may have been reclassified to conform to the current year’s presentation.

e.           Anti-dilutive shares for EPS calculation

All contingent restricted stock shares have been excluded from the calculation of the basic net income per common share because all such securities are anti-dilutive for the periods presented and the Company has excluded any restricted stock or restricted stock units that will never vest under the current program. The total weighted average number of shares related to the outstanding contingent shares excluded from the calculations of basic net income per share for the three and six-month periods ended June 30, 2014 and 2013 were 602,740 and 614,754, respectively.

f.            Contingencies

The Company is from time to time involved in legal proceedings and other claims. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. The Company has not made any material changes in the accounting methodology used to establish its self-insured liabilities during the past three fiscal years.

A determination of the amount of reserves required, if any, for any contingencies is made after careful analysis of each individual issue. The required reserves may change due to future developments in each matter or changes in approach, such as a change in the settlement strategy in dealing with any contingencies, which may result in higher net loss.

g.           Certain relationships and related transactions

Officer loans: On February 9, 2000, one of the Company’s officers exercised 9,404 stock options. This officer paid the exercise price of the stock options and certain taxes that the Company paid on his behalf by giving the Company a non-recourse promissory note due in 2025 in the amount of $329,163, bearing annual interest at 1% over the then-current federal funds rate announced from time to time by the Wall Street Journal, secured by the shares of the Company’s common stock acquired through the exercise of the options and certain compensation due to this officer upon termination. As of June 30, 2014, the aggregate amount outstanding pursuant to this promissory note was $452,995.

Consulting agreement with Sampen Corporation: The Company has an amended and restated consulting agreement with Sampen Corporation that it executed in May 2013. Sampen is a New York corporation owned by members of the immediate family of one of the Company’s officers, and this officer is an employee of both the Company and of Sampen. The term of this consulting agreement is until December 31, 2015.

Pursuant to the terms of the Company’s agreement with Sampen, Sampen provides one of its employees to the Company for such employee to serve as (i) until September 30, 2014, the Company’s President, and (ii) from October 1, 2014, as the Company’s President and Chief Executive Officer. The Company pays Sampen $8,960 per month, plus an annual bonus, on a sliding scale, in an amount equal to a minimum of 25% of Sampen’s annual base compensation then in effect if the results the Company actually attains for the year in question are 100% or more of the amount the Company budgeted at the beginning of the year, up to a maximum of 75% of Sampen’s annual base compensation then in effect if the results the Company actually attains for the year in question are 120% or more of the amount the Company budgeted at the beginning of the year. The Company also pays Sampen, to cover the cost of the Company’s use of Sampen’s offices as an ancillary New York office and the attendant expenses and insurance costs, an amount equal to 16% of each monthly payment of base compensation.

h.           Change in SEC filing status

On June 30, 2014, the Company exceeded the $75.0 million public float threshold to trigger accelerated filer status with the SEC beginning in 2015. Consequently, as of January 1, 2015 the Company will no longer be a Smaller Reporting Company (SRC) and the Company’s auditors will accordingly have to provide an auditor attestation on the Company’s internal controls to be included in the Company’s Form 10-K for the year ending December 31, 2014. Such Form 10-K will continue to provide scaled SRC-level disclosures; the accelerated filer disclosures will commence in the Company’s Form 10-Q for the quarter ending March 31, 2015.

i.            Discontinued operations

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

The revenues and expenses of the discontinued operation are shown below.

REVENUES AND EXPENSES – DISCONTINUED	Six months ended June 30,
	2014	2013
Revenues	$–	$1,977

Cost of revenues, exclusive of amortization of intangibles	–	(2,252)
Selling and marketing expenses	–	1,330
General and administrative expenses	–	104,984
Total operating costs and expenses	–	104,062

Operating loss	–	(102,085)

Other income	–	55,971
Financial income, net	–	(40,816)
Total other income (expense)	–	15,155
Loss before income tax	–	(86,930)
Income tax expense	–	1,000
Net loss	$–	$(87,930)

NOTE 2:                      ACQUISITION OF UEC

In April 2014, the Company entered into a stock purchase agreement pursuant to the terms of which the Company purchased all of the outstanding membership interests of UEC Electronics, LLC (“UEC”) from the seller of UEC, a company owned by UEC’s two top managers (the “Acquisition”). UEC develops and manufactures electronic components and subsystems primarily for military, aerospace and industrial customers.  The Company’s management considered the purchase of UEC to be an accretive addition to the Battery and Power Systems Division.

The Acquisition was accounted for under the acquisition method accounting. Accordingly, all assets and liabilities acquired, along with the potential $5.5 million earn out (with an estimated fair value of $4.5 million at the acquisition date) were recorded at their estimated fair market values as of the date of acquisition. The liability for the earn out was recorded in other accounts payable and accrued expenses ($2.2 million) and other long-term liabilities ($2.3 million).The results of UEC’s operations have been included in the consolidated financial statements commencing on the date of acquisition. The total consideration of $36.7 million for the membership interests purchased consisted of (i) cash in the amount of $28,000,000, and (ii) 775,000 shares of the Company’s common stock, valued at $4,216,000.

Based upon an outside valuation of tangible and intangible assets acquired, the Company has allocated the total cost of the Acquisition to UEC’s net assets as follows (unaudited):

Tangible assets acquired	$14,471,492
Less: Net working capital adjustment	(1,206,245)
Intangible assets
Customer relationships	7,400,000
Contracts in place (backlog)	2,100,000
Technology	1,700,000
IPR&D	1,500,000
Management contract	400,000
Goodwill	15,105,680
Total asset value	41,470,927
Less: liabilities assumed	(4,754,927)
Net fair value of assets acquired	$36,716,000

These fair value measurements are provisional based on third-party valuations that are currently under review and are subject to refinement for up to one year after the acquisition date based on additional information that may be obtained by the Company that existed as of the acquisition date.

Intangible assets in the amount of $13.1 million have a weighted-average useful life of approximately five years.

In accordance with FASB ASC 350, “Goodwill and Other Intangible Assets,” goodwill arising from acquisitions will not be amortized. In lieu of amortization, the Company is required to perform an annual impairment test. If the Company determines, through the impairment review process, that goodwill has been impaired, it will record the impairment charge in its statement of operations. The Company will also assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The Company’s condensed consolidated statements of comprehensive income include $11.6 million of revenue and $2.4 million of net income that was contributed by UEC in the first quarter of combined operation.

See Note 3 for pro forma financial information.

NOTE 3:                      PRO FORMA FINANCIAL INFORMATION

In April 2014, the Company acquired UEC, as more fully described in “Note 2 – Acquisition of UEC,” above (the “Acquisition”). The following summary pro forma information includes the effects of the Acquisition on the operating results of the Company. The pro forma data for the six months ended June 30, 2014 and 2013 are presented as if the Acquisition had been completed on January 1, 2013. This pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the Acquisition taken place at the beginning of the period, nor do they purport to be indicative of the results of operations that will be obtained in the future.

PRO-FORMA FINANCIAL INFORMATION (in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenues	$27,829,186	$30,263,940	$62,706,523	$57,857,804
Income – continuing operations before income tax	2,013,100	2,016,478	5,857,416	832,510
Net income	$2,705,577	$1,749,166	$5,478,855	$315,678
Basic net income per share	$0.13	$0.11	$0.27	$0.02
Diluted net income per share	$0.13	$0.10	$0.26	$0.02
Weighted average number of shares used in computing basic net income per share	20,311,830	16,329,199	20,667,242	16,247,667
Weighted average number of shares used in computing diluted net income per share	20,914,570	16,921,939	21,239,982	16,850,407

Pro forma results presented above reflect: (1) amortization relating to fair value estimates of intangible assets; (2) elimination of UEC expenses that were not part of the transaction; and (3) incremental interest expense on new long term debt incurred in connection with the transaction as though the transaction occurred as of January 1, 2013.

Additionally, acquisition related expenses of approximately $940,000 recognized as general and administrative expenses in the three and six months ended June 30, 2014 are reflected in the pro forma results above as though they were recognized during the three months ended March 31, 2013 and have been removed from the pro forma results for the three and six months ended June 30, 2014.

NOTE 4:                      INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method or the FIFO method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. Inventory write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and for market prices lower than cost. Inventories in continuing business segments decreased, from December 31, 2013, $169,000 in the Training and Simulation Division and $345,000 in the Battery and Power Systems Division for the product required to fulfill the current backlog. Inventories are composed of the following:

	June 30, 2014	December 31, 2013
Raw and packaging materials	$7,177,613	$6,761,876
Work in progress	1,015,881	666,386
Finished products	1,366,974	2,646,504
Total:	$9,560,468	$10,074,766

NOTE 5:                      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. The Company is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on the Company’s consolidated financial statements.

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360).” ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. ASU 2014-08 also requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. We have determined that the adoption of these changes will need to be considered in the Company’s financial condition or results of operations in the event the Company initiates any of the transactions described above.

For information about previous new accounting pronouncements and the potential impact on the Company’s Consolidated Financial Statements, see Note 2 of the Notes to Consolidated Financial Statements in the Company’s 2013 Form 10-K.

NOTE 6:                      SEGMENT INFORMATION

a.           The Company and its subsidiaries operate primarily in two continuing business segments and follow the requirements of FASB ASC 280-10. Additionally, the two segments are also treated by the Company as reporting units for goodwill impairment testing purposes under FASB ASC 350-20-35. The goodwill amounts associated with each of these reporting units was determined and valued when the specific businesses in the reportable segment were purchased.

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

b.           The following is information about reported segment revenues, income (losses) and total assets for the six and three months ended June 30, 2014 and 2013:

	Training and Simulation Division	Battery and Power Systems Division	Corporate Expenses	Discontinued	Total Company
Six months ended June 30, 2014
Revenues from outside customers	$28,877,453	$21,334,533	$–	$–	$50,211,986
Depreciation and amortization expense(1)	(367,015)	(1,278,072)	(10,438)	–	(1,655,525)
Direct expenses(2)	(22,739,239)	(17,736,091)	(4,223,145)	–	(44,698,475)
Segment net income (loss)	$5,771,199	$2,320,370	$(4,233,583)	$–	$3,857,986
Financial income (expense)	(17,445)	(12,932)	(652,271)	–	(682,648)
Income tax expense	(65,511)	(13,800)	(299,250)	–	(378,561)
Net income (loss)	$5,688,243	$2,293,638	$(5,185,104)	$–	$2,796,777
Segment assets(3)	$48,016,363	$69,050,430	$419,530	$–	$117,486,323
Additions to long-lived assets	$518,571	$29,664,064	$2,956	$–	$30,185,591
Six months ended June 30, 2013
Revenues from outside customers	$30,474,108	$13,975,865	$–	$–	$44,449,973
Depreciation and amortization expense(1)	(485,079)	(633,918)	(14,020)	–	(1,133,017)
Direct expenses(2)	(25,574,613)	(12,698,023)	(2,343,425)	–	(40,616,061)
Segment net income (loss)	$4,414,416	$643,924	$(2,357,445)	$–	$2,700,895
Financial expense	(17,585)	(34,978)	(250,316)	–	(302,879)
Income tax expense	(55,652)	(74,000)	(299,250)	–	(428,902)
Net income (loss) continuing operations	$4,341,179	$534,946	$(2,907,011)	$–	$1,969,114
Net loss discontinued operations	–	–	–	(87,930)	(87,930)
Net income (loss)	$4,341,179	$534,946	$(2,907,011)	$(87,930)	$1,881,184
Segment assets(3)	$54,349,090	$28,270,758	$130,158	$77,761	$82,827,767
Additions to long-lived assets	$114,661	$1,160,728	$–	$–	$1,275,389

	Training and Simulation Division	Battery and Power Systems Division	Corporate Expenses	Discontinued	Total Company
Three months ended June 30, 2014
Revenues from outside customers	$13,195,615	$14,633,571	$–	$–	$27,829,186
Depreciation and amortization expense(1)	(187,773)	(1,085,878)	(4,001)	–	(1,277,652)
Direct expenses(2)	(10,055,402)	(11,900,786)	(2,068,889)	–	(24,025,077)
Segment net income (loss)	$2,952,440	$1,646,907	$(2,072,890)	$–	$2,526,457
Financial income (expense)	(10,033)	48,787	(602,401)	–	(563,647)
Income tax expense	(30,500)	–	(149,625)	–	(180,125)
Net income (loss)	$2,911,907	$1,695,694	$(2,824,916)	$–	$1,782,685
Three months ended June 30, 2013
Revenues from outside customers	$14,794,917	$7,601,925	$–	$–	$22,396,842
Depreciation and amortization expense(1)	(241,084)	(314,176)	(6,501)	–	(561,761)
Direct expenses(2)	(12,148,150)	(6,600,975)	(1,227,762)	–	(19,976,887)
Segment net income (loss)	$2,405,683	$686,774	$(1,234,263)	$–	$1,858,194
Financial income (expense)	(10,646)	26,463	(129,559)	–	(113,742)
Income tax expense	(30,500)	(74,000)	(149,625)	–	(254,125)
Net income (loss) continuing operations	$2,364,537	$639,237	$(1,513,447)	$–	$1,490,327
Net loss discontinued operations	–	–	–	(13,187)	(13,187)
Net income (loss)	$2,364,537	$639,237	$(1,513,447)	$(13,187)	$1,477,140

(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.

(2)	Including, inter alia, sales and marketing, general and administrative.

(3)
Out of those amounts, goodwill in the Company’s Training and Simulation and Battery and Power Systems Divisions totaled $24,435,641 and $21,758,040, respectively, as of June 30, 2014 and $24,435,641 and $6,321,396, respectively, as of June 30, 2013.

NOTE 7:                      FAIR VALUE MEASUREMENT

The carrying value of short term assets and liabilities in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted collateral deposits, trade receivables, unbilled receivables, inventories, prepaid and other assets, trade payables, accrued expenses, deferred revenues and other liabilities as of June 30, 2014 and December 31, 2013, approximate fair value because of the short maturity of these instruments. The carrying amounts of long term debt approximates the estimated fair values at June 30, 2014, based upon the Company’s ability to acquire similar debt at similar maturities

NOTE 8:                      BANK FINANCING

The Company’s FAAC subsidiary has a $15.0 million line of credit (the “Line of Credit”) with Fifth Third Bank (the “Bank”) at a rate of LIBOR plus 3.75%, secured by the assets and receivables of FAAC and by the assets and receivables of the Company and of the Company’s subsidiary EFB. Additionally, the Company and EFB are guarantors of the Line of Credit.

On April 1, 2014, pursuant to an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), the parties to the original credit agreement (the “Original Credit Agreement”) agreed to amend the Line of Credit to add two term loans to it: an $18.0 million 61-month senior term loan at a 2014 interest rate of 3.75% over LIBOR, and a $4.5 million 61-month B term loan at a 2014 interest rate of 5.5% over LIBOR. Pursuant to a joinder agreement that took effect upon the Company’s acquisition of UEC (the “Joinder Agreement”), UEC became a party to the Amended Credit Agreement as a co-borrower with FAAC, and provided a guaranty and security substantially identical to that granted by the Company and EFB. The Company, FAAC and EFB also entered into a patent and trademark security agreement with the Bank; upon effectiveness of the Joinder Agreement, UEC executed a substantially identical agreement.

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

Pursuant to the requirements of the Amended Credit Agreement, the Company was required to deliver an Interest Rate Swap agreement fixing the interest rate of 1.37% on approximately $9.0 million of the outstanding term loans associated with the acquisition of UEC. Accordingly, in April 2014, the Company entered into an interest rate swap for a notional amount of $9 million. The expiration date of this interest rate swap is April 1, 2019. The unrealized $85,000 expense to date associated with this derivative has been charged to Financial Expenses and will be adjusted through Financial Expense and other accounts payable and accrued expenses as the swap matures.

NOTE 9:                      SUBSEQUENT EVENT - COMMON STOCK OFFERING

In July 2014, the Company sold 2,860,000 shares of common stock in a public offering for an aggregate of $10.0 million (before underwriting discounts, commission and expenses of the offering). The following day, the Company sold an additional 429,000 shares in this public offering for an aggregate of $1.5 million (before underwriting discounts, commission and expenses of the offering).

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
we provide advanced battery solutions, innovative energy management and power distribution technologies and world-class product design and manufacturing services for the aerospace, defense, law enforcement and homeland security markets, and we manufacture and sell lithium and Zinc-Air batteries, for defense and security products, including our Soldier Wearable Integrated Power Equipment System (SWIPES)™ power hubs, and other military applications (our Battery and Power Systems Division).

Between 2002 and December 2011, we were also engaged in the production of armored vehicles and aviation armor, through our Armor Division. In December 2011, our Board of Directors approved management’s plan to sell our Armor Division in order to focus on the more profitable and growth-oriented aspects of our business. We completed the sale of our Armor Division in June 2012.

Our results for the first three months of 2014 do not include the results of UEC Electronics, LLC, a South Carolina limited liability company that we purchased on April 1, 2014. See “Recent Developments – Acquisition of UEC Electronics, LLC,” below.

Overview of Results of Operations

Acquisitions

In the acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of definite-lived intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of definite-lived intangible assets in the amount of a fraction (based on the useful life of the definite-lived intangible assets) of the amount recorded as intangible assets. Such amortization charges continued during the first six months of 2014. We are required to review long-lived intangible assets and goodwill for impairment at least annually or whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that the carrying amount of these assets has been impaired, we must record the impairment charge in our statement of comprehensive income.

We incurred non-cash charges for amortization of intangible assets in the first six months of 2014 and 2013 in the amount of $961,183 and $550,112, respectively.

Restricted Shares, Restricted Stock Units and Options

In accordance with FASB ASC 505-50, we incurred, for the six months ended June 30, 2014 and 2013, compensation expense related to restricted stock units and restricted shares of approximately $258,000 and $167,000, respectively. Our directors received their annual restricted stock grants on April 1, 2014 in accordance with the terms of the directors’ stock compensation plan.

Overview of Operating Performance and Backlog

Overall, our income from continuing operations before income tax expense for the six months ended June 30, 2014 was $3.2 million on revenues of $50.2 million, compared to $2.4 million on revenues of $44.4 million during the six months ended June 30, 2013. As of June 30, 2014, our overall backlog totaled $74.1 million compared to $65.7 million in the second quarter of 2013.

In our Training and Simulation Division, revenues decreased from approximately $30.5 million in the first six months of 2013 to $28.9 million in the first six months of 2014. As of June 30, 2014, our backlog for our Training and Simulation Division totaled $52.4 million compared to $51.1 million in the second quarter of 2013.

In our Battery and Power Systems Division, revenues increased from approximately $14.0 million in the first six months of 2013 to approximately $21.3 million in the first six months of 2014. As of June 30, 2014, our backlog for our Battery and Power Systems Division totaled $21.7 million, including backlog related to our UEC acquisition, compared to $14.6 million in the second quarter of 2013, which does not include any acquisition-related backlog.

The table below details the percentage of total recognized revenue by type of arrangement for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
Type of Revenue	2014	2013
Sale of products	94.5%	93.8%
Maintenance and support agreements	3.3%	3.0%
Long term research and development contracts	2.2%	3.2%
Total	100.0%	100.0%

Recent Developments

Common Stock Offering

In July 2014, we sold 2,860,000 shares of our common stock in a public offering for an aggregate of $10.0 million (before underwriting discounts, commission and expenses of the offering).  The following day, we sold an additional 429,000 shares in this public offering for an aggregate of $1.5 million (before underwriting discounts, commission and expenses of the offering).

Acquisition of UEC Electronics, LLC

On April 1, 2014, we entered into and consummated a Membership Interest Purchase Agreement (the “Agreement”) to purchase all of the membership interests of UEC Electronics, LLC, a South Carolina limited liability company (“UEC”), from the seller of UEC (the “Seller”), a company principally owned by UEC’s two top managers (together with the Seller, the “Sellers”). UEC management will stay with UEC and will continue to manage UEC as a wholly-owned subsidiary of ours. We considered the purchase of UEC to be an accretive addition to our Battery and Power Systems Division.

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

The initial acquisition price of UEC was $28 million plus 775,000 shares of our common stock,  as well as a potential earn-out of up to $5.5 million over the next two calendar years, which earn-out is payable in cash or shares of our common stock at our option. The liability for the earn out was recorded in other accounts payable and accrued expenses ($2.2 million) and other long-term liabilities ($2.3 million). On April 1, 2014, the closing price of our common stock on the Nasdaq Global Market was $5.44 per share, causing the common stock issued in the acquisition to be valued for accounting purposes at $4.2 million, subject to potential reduction to reflect the fact that the stock being issued in the acquisition is unregistered and not freely tradable. The source of the cash used was $22.5 provided by the financing transaction described below and $5.5 million of our working capital. The amount of consideration was determined based upon arm’s-length negotiations between ourselves and the Sellers.

Our condensed consolidated statements of comprehensive income include $11.6 million of revenue and $2.4 million of net income that was contributed by UEC in the first quarter of combined operation.

Bank Financing

Our FAAC subsidiary has a $15.0 million line of credit (the “Line of Credit”) with Fifth Third Bank (the “Bank”) at a rate of LIBOR plus 3.5%, secured by the assets and receivables of FAAC and by the assets and receivables of us and of our subsidiary EFB. Additionally, we and EFB are guarantors of the Line of Credit.

On April 1, 2014, pursuant to an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), the parties to the original credit agreement (the “Original Credit Agreement”) agreed to amend the Line of Credit to add two term loans to it: an $18.0 million 61-month senior term loan at a 2014 interest rate of 3.75% over LIBOR, and a $4.5 million 61-month B term loan at a 2014 interest rate of 5.5% over LIBOR. Pursuant to a joinder agreement that took effect upon our acquisition of UEC (the “Joinder Agreement”), UEC became a party to the Amended Credit Agreement as a co-borrower with FAAC, and provided a guaranty and security substantially identical to that granted by us and EFB. We, FAAC, and EFB also entered into a patent and trademark security agreement with the Bank; upon effectiveness of the Joinder Agreement, UEC executed a substantially identical agreement.

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

Pursuant to the requirements of the Amended Credit Agreement, we were required to deliver an Interest Rate Swap agreement fixing the interest rate of 1.37% on approximately $9.0 million of the outstanding term loans associated with the acquisition of UEC. Accordingly, in April 2014, we entered into an interest rate swap for a notional amount of $9.0 million. The expiration date of this interest rate swap is April 1, 2019. The unrealized $85,000 expense to date associated with this derivative has been charged to Financial Expenses and will be adjusted through Financial Expense as the swap matures.

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

Results of Operations

Preliminary Note

Results for the three and six months ended June 30, 2014 include the results of UEC for such period as a result of our acquisition of this company on April 1, 2014. The results of UEC were not included in our operating results for the three and six months ended June 30, 2013. Accordingly, the following period-to-period comparisons should not necessarily be relied upon as indications of future performance.

Three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Revenues. Revenues for the three months ended June 30, 2014 totaled $27.8 million, compared to $22.4 million in the comparable period in 2013, an increase of $5.4 million, or 24.3%. In the second quarter of 2014, revenues were $13.2 million for the Training and Simulation Division (compared to $14.8 million in the second quarter of 2013, a decrease of $1.6 million, or 10.8%, due primarily to the wind down of the first phase of our VCTS program (revenues generated by the second phase of our VCTS program are anticipated to commence in the third quarter of 2014)); and $14.6 million for the Battery and Power Systems Division (compared to $7.6 million in the second quarter of 2013, an increase of $7.0 million, or 92.5%, due primarily to revenue generated by our new UEC subsidiary, offset by reduced revenue in our other U.S. subsidiary).

Cost of revenues. Cost of revenues totaled $17.9 million during the second quarter of 2014, compared to $16.1 million in the second quarter of 2013, an increase of $1.8 million, or 11.0%, due primarily to the product mix of the reporting units, which included products sold at a higher margin. Cost of revenues was $7.5 million for the Training and Simulation Division (compared to $10.0 million in the second quarter of 2013, a decrease of $2.5 million, or 24.9%, also due primarily to the product mix); and $10.4 million for the Battery and Power Systems Division (compared to $6.1 million in the second quarter of 2013, an increase of $4.3 million, or 70.1%, due primarily to the increased revenue associated with our new UEC subsidiary, offset by the reduced product sales in our other U.S. subsidiary).

Research and development expenses. Research and development expenses for the second quarter of 2014 were $936,000, compared to $595,000 during the second quarter of 2013, an increase of $342,000, or 57.4%, due primarily to continuing research on training systems and battery technologies for new products.

Selling and marketing expenses. Selling and marketing expenses for the second quarter of 2014 were $1.5 million, compared to $1.4 million in the second quarter of 2013, an increase of $163,000, or 11.8%, due primarily to increased trade show representation and the sales efforts of both divisions, including additional expenses related to our addition of a new subsidiary.

General and administrative expenses. General and administrative expenses for the second quarter of 2014 were $4.3 million, compared to $2.5 million in the second quarter of 2013, an increase of $1.8 million, or 73.0%, due primarily to $600,000 in one-time, acquisition-related expenses, along with the additional, normally occurring expenses related to our addition of a new subsidiary.

Amortization of intangible assets. Amortization of intangible assets totaled $887,000 in the second quarter of 2014, compared to $274,000 in the second quarter of 2013, an increase of $613,000, or 224.2%, due primarily to the additional $811,000 in amortization expenses relating to our acquisition of UEC, offset by fully amortized acquisition related intangibles recorded in 2013 relating to other subsidiaries in our Battery and Power Systems Division.

Other income. Other income totaled $197,000 in the second quarter of 2014, compared to other income of $269,000 in the second quarter of 2013, a decrease of $70,000, due primarily to the reduction in insurance proceeds (related to a fire in our offices in 2012) received in our Battery and Power Systems Division in 2013.

Financial expense, net. Financial expense totaled $564,000 in the second quarter of 2014, compared to financial expense of $114,000 in the second quarter of 2013, an increase of $450,000, due primarily to increased long term debt interest relating to our acquisition of UEC.

Income taxes. We recorded $180,000 in tax expense in the second quarter of 2014, compared to $254,000 in tax expense in the second quarter of 2013, a decrease of $74,000, or 29.1%. This expense mainly concerns “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets). This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $150,000 and $150,000 in non-cash expenses in the second quarter of 2014 and 2013, respectively.

Net income. Due to the factors cited above, we went from a net income of $1.5 million in the second quarter of 2013 to a net income of $1.8 million in the second quarter of 2014, an improvement of $292,000.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Revenues. Revenues for the six months ended June 30, 2014 totaled $50.2 million, compared to $44.4 million in the comparable period in 2013, an increase of $5.8 million, or 13.0%. In the first six months of 2014, revenues were $28.9 million for the Training and Simulation Division (compared to $30.5 million in the first six months of 2013, a decrease of $1.6 million, or 5.2%, due primarily to the wind down of the first phase of our VCTS program (revenues generated by the second phase of our VCTS program are anticipated to commence in the third quarter of 2014); and $21.3 million for the Battery and Power Systems Division (compared to $14.0 million in the first six months of 2013, an increase of $7.3 million, or 52.7%, due primarily to revenue generated by our new UEC subsidiary, offset by reduced revenue in our other U.S. subsidiary).

Cost of revenues. Cost of revenues totaled $32.9 million during the first six months of 2014, compared to $32.9 million in the first six months of 2013, an increase of $41,000, or 0.1%, due primarily to the product mix of the reporting units, which included products sold at a higher margin. Cost of revenues were $17.7 million for the Training and Simulation Division (compared to $21.4 million in the first six months of 2013, a decrease of $3.7 million, or 17.6%, due primarily to the product mix) and $15.3 million for the Battery and Power Systems Division (compared to $11.4 million in the first six months of 2013, an increase of $3.8 million, or 33.3%, due primarily to revenue generated by our new UEC subsidiary, offset by reduced revenue in our other U.S. subsidiary).

Research and development expenses. Research and development expenses for the first six months of 2014 were $1.9 million, compared to $1.1 million during the first six months of 2013, an increase of $804,000, or 71.2%, due primarily to continuing research on training systems and battery technologies for new products.

Selling and marketing expenses. Selling and marketing expenses for the first six months of 2014 were $3.0 million, compared to $2.6 million in the first six months of 2013, an increase of $357,000, or 13.6%, due primarily to due primarily to increased trade show representation and the sales efforts of both divisions, including additional expenses related to our addition of a new subsidiary.

General and administrative expenses. General and administrative expenses for the first six months of 2014 were $7.8 million, compared to $4.9 million in the first six months of 2013, an increase of $3.0 million, or 60.8%, due primarily to due primarily to $1.1 million in one-time, acquisition related expenses, along with increased corporate salary and benefits expenses and the additional, normally occurring expenses related to our addition of a new subsidiary.

Amortization of intangible assets. Amortization of intangible assets totaled $961,000 in the first six months of 2014, compared to $550,000 in the first six months of 2013, an increase of $411,000, or 74.7%, due primarily to the additional $811,000 in amortization expenses relating to our acquisition of UEC, offset by fully amortized acquisition related intangibles recorded in 2013 relating to other subsidiaries in our Simulation and Battery and Power Systems Divisions.

Other income. Other income totaled $229,000 in the first six months of 2014, compared to other income of $269,000 in the first six months of 2013, a decrease of $39,000, due primarily to a reduction in insurance proceeds (related to a fire in our offices in 2012) received in our Battery and Power Systems Division in 2013.

Financial expense, net. Financial expense totaled $683,000 in the first six months of 2014, compared to financial expense of $303,000 in the first six months of 2013, an increase of $380,000, due primarily to increased long term interest and bank financing fees relating to our acquisition of UEC, offset by a decrease in corporate interest and bank charges in the first quarter of 2014.

Income taxes. We recorded $379,000 in tax expense in the first six months of 2014, compared to $429,000 in tax expense in the first six months of 2013, a decrease of $50,000, or 11.7%, mainly concerning “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets). This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $299,000 and $299,000, respectively, in non-cash expenses in the first six months of 2014 and 2013.

Net income. Due to the factors cited above, we went from a net income of $2.0 million in the first six months of 2013 to a net income of $2.8 million in the first six months of 2014, an improvement of $828,000.

Liquidity and Capital Resources

As of June 30, 2014, we had $972,000 in cash and $249,000 in restricted collateral deposits, as compared to December 31, 2013, when we had $5.8 million in cash and $498,000 in restricted collateral deposits. We also had $7.6 million in available, unused bank lines of credit with our main bank as of June 30, 2014, under a $15.0 million credit facility under our FAAC subsidiary, described below.

We and FAAC maintain a $15.0 million credit facility with FAAC’s primary bank that is secured by Arotech’s assets and the assets of our other domestic subsidiaries and guaranteed by Arotech and our other domestic subsidiaries, at a rate of 3.5% over LIBOR. As discussed under “Recent Developments,” above, we renegotiated the credit facility with our primary bank. These changes were effective April 1, 2014. The updated credit facility expires May 31, 2016. Additionally, on April 1, 2014 we added two term loans to the credit facility: an $18.0 million 61-month senior term loan at a 2014 interest rate of 3.75% over LIBOR, and a $4.5 million 61-month B term loan at a 2014 interest rate of 5.5% over LIBOR.

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

In addition, UEC’s earnings before interest, taxes, depreciation and amortization with certain add-backs (“EBITDA”), computed on a stand-alone basis, may not be less than $4,500,000 for any trailing twelve-month period ending at the end of a fiscal quarter (a “Test Period”) beginning with the Test Period ending September 30, 2014 and each succeeding fiscal quarter thereafter. Second, the ratio of “Combined Funded Indebtedness” (defined as all indebtedness (a) in respect of money borrowed, (b) evidenced by a note, debenture or other like written obligation to pay money, (c) in respect of rent or hire of property under leases or lease arrangements which under GAAP are required to be capitalized or (d) in respect of obligations under conditional sales or other title retention agreements, all as determined on a combined basis for FAAC and UEC) to “Combined Adjusted EBITDA” (defined as EBITDA of FAAC and UEC computed on a combined basis) may not exceed (a) 2.25 to 1.0 for the Test Period ending September 30, 2014 or any Test Period ending as of the end of any fiscal quarter thereafter prior to the fiscal quarter ending June 30, 2015 or (b) 2.00 to 1.0 for the Test Period ending June 30, 2015 or any Test Period ending as of the end of any fiscal quarter thereafter.

Pursuant to the requirements of the Amended Credit Agreement, we were required to deliver an Interest Rate Swap agreement fixing the interest rate of 1.37% on approximately $9.0 million of the outstanding term loans associated with the acquisition of UEC. Accordingly, in April 2014, we entered into an interest rate swap for a notional amount of $9.0 million. The expiration date of this interest rate swap is April 1, 2019. The unrealized $85,000 expense to date associated with this derivative has been charged to Financial Expenses and will be adjusted through Financial Expense as the swap matures.

We used available funds in the six months ended June 30, 2014 primarily for working capital needs, the acquisition of UEC and investment in fixed assets. We purchased approximately $908,000 of fixed assets during the six months ended June 30, 2014 along with $1.0 million in net fixed assets purchased in the acquisition of UEC. Our net fixed assets amounted to $6.2 million at quarter end.

Net cash provided by (used in) operating activities for the six months ended June 30, 2014 and 2013 was $(736,000) and $1.2 million, respectively, a net change of $1.9 million. This difference was due primarily an increase in net income of $916,000 plus a change of $612,000 in non-cash charges offset by $(3.5) million in working capital needs for 2014 versus the same period in 2013.

Net cash used in investing activities for the six months ended June 30, 2014 and 2013 was $29.8 million and $1.5 million, respectively, a net change of $28.3 million. This difference was due to the $29.1 million acquisition of our UEC subsidiary along with the purchase of $908,000 of fixed assets in our other subsidiaries. Net cash provided by (used in) financing activities for the six months ended June 30, 2014 and 2013 was $25.7 million and $(450,000), respectively, a net change of $26.1 million. The increase in 2014 of cash provided by financing activities was due to the $22.5 million in new long term debt associated with the acquisition of UEC and additional short term bank credit of $3.4 million, offset by the repayment of $643,000 in long term debt.

As of June 30, 2014, we had approximately $5.1 million in short-term bank debt under our credit facility and $23.8 million in long-term loans outstanding, which included $4.3 million in current debt and $19.5 million in long term debt. This is in comparison to December 31, 2013 when we had no short-term bank debt under our credit facility and $1.9 million in long-term loans outstanding which included $95,000 in current debt and $1.8 million in long term debt.

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

PART II

ITEM 1A.      RISK FACTORS.

For information regarding our risk factors, please refer to Exhibit 99.3 to our Current Report on Form 8-K filed on April 1, 2014. We do not believe that there have been any material changes in the risk factors disclosed therein, except that in the risk factor entitled “A significant portion of our operations takes place in Israel, and we could be adversely affected by the economic, political and military conditions in that region” the fourth paragraph is being revised to read as follows:

Israel withdrew unilaterally from the Gaza Strip and certain areas in northern Samaria in 2005. Thereafter Hamas, an Islamist terrorist group responsible for many attacks, including missile strikes against Israeli civilian targets, won the majority of the seats in the Parliament of the Palestinian Authority in January 2006 and took control of the entire Gaza Strip, by force, in June 2007. Since then, Hamas and other Palestinian movements have launched thousands of missiles from the Gaza strip into civilian targets in southern Israel. In late 2008, a sharp increase in rocket fire from Gaza on Israel’s western Negev region, extending as far as 25 miles into Israeli territory and disrupting most day-to-day civilian activity in the proximity of the border with the Gaza Strip, prompted the Israeli government to launch military operations against Hamas that lasted approximately three weeks. Israel declared a unilateral ceasefire in January 2009, which substantially diminished the frequency of, but did not eliminate, Hamas rocket attacks against Israeli cities. In November 2012, following an increase in rocket attacks and hostile activity originating from the Gaza Strip, the Israeli government launched an air attack on Hamas. Rockets were fired into Israel extending as far as Tel Aviv and Jerusalem. After seven days, a ceasefire was agreed to by Israel and Hamas. This was followed by a period of relative calm that continued until July 2014, when rocket attacks resumed, and Israel began experiencing another round of armed conflict with Hamas in the Gaza Strip, with missiles reaching throughout Israel and Israeli ground forces engaged in operations within the Gaza Strip. The landing of one rocket about a mile from Israel’s primary international airport on July 22, 2014 caused the Federal Aviation Administration to prohibit landings of U.S.-based carriers into Ben Gurion International Airport for a period of approximately 48 hours.

ITEM 6.         EXHIBITS.

The following documents are filed as exhibits to this report:

Exhibit Number	Description
10.1	Real Estate Lease dated October 7, between UEC Electronics, LLC and UEC Properties LLC, in respect of 5914-18 Howard Street, Hanahan, South Carolina
10.2	Real Estate Lease dated October 7, 2011 between UEC Electronics, LLC and Small Brothers, LLC in respect of 2261 Technical Parkway, North Charleston, South Carolina
10.3	Real Estate Lease dated January 30, 2012 between UEC Electronics, LLC and David A. Molony in respect of 2230 Technical Parkway, North Charleston, South Carolina
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:           August 14, 2014

AROTECH CORPORATION

By:	/s/ Robert S. Ehrlich
	Name:	Robert S. Ehrlich
	Title:	Chairman and CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Senior Vice President – Finance and CFO
(Principal Financial Officer)