Form 10-Q
period 2014-09-30
AROTECH CORP
filed 2014-11-14
CIK 916529

OMB APPROVAL
OMB Number: 3235-0070 Expires: April 30, 2015 Estimated average burden hours per response 187.43
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2014 .

Commission file number:   0-23336

AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock as of November 4, 2014 was 24,444,063.

SEC 1296 (01-12)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I

ITEM 1.         FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	September 30, 2014	December 31, 2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,802,643	$5,821,325
Restricted collateral deposits	241,613	498,495
Trade receivables	14,911,644	12,362,871
Unbilled receivables	19,036,156	8,463,920
Other accounts receivable and prepaid expenses	1,544,692	1,379,621
Inventories	10,711,913	10,074,766
Total current assets	57,248,661	38,600,998
LONG TERM ASSETS:
Israeli statutory and contractual severance pay fund	4,900,528	4,968,811
Other long term receivables	84,247	73,979
Property and equipment, net	6,114,138	4,926,949
Other intangible assets, net	12,396,306	1,059,151
Goodwill	45,730,986	31,024,754
Total long term assets	69,226,205	42,053,644
Total assets	$126,474,866	$80,654,642

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	September 30, 2014	December 31, 2013

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$4,803,969	$5,107,208
Other accounts payable and accrued expenses	8,532,938	6,012,041
Current portion of long term debt	4,340,729	95,382
Short term bank credit	2,782,213	–
Deferred revenues	6,300,162	7,020,079
Total current liabilities	26,760,011	18,234,710
LONG TERM LIABILITIES:
Accrued Israeli statutory and contractual severance pay	7,141,535	7,020,060
Long term portion of debt	18,357,684	1,830,348
Deferred tax liability	5,966,690	5,518,521
Other long-term liabilities	2,438,046	74,027
Total long-term liabilities	33,903,955	14,442,956
Total liabilities	60,663,966	32,677,666
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of September 30, 2014 and December 31, 2013; Issued and outstanding: 24,317,211 shares and 20,163,163 shares as of September 30, 2014 and December 31, 2013, respectively	243,172	201,632
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of September 30, 2014 and December 31, 2013; No shares issued or outstanding as of September 30, 2014 and December 31, 2013	–	–
Additional paid-in capital	245,183,160	229,917,341
Accumulated deficit	(179,921,267)	(183,096,572)
Notes receivable from stockholders	(908,054)	(908,054)
Accumulated other comprehensive income	1,213,889	1,862,629
Total stockholders’ equity	65,810,900	47,976,976
Total liabilities and stockholders’ equity	$126,474,866	$80,654,642

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. Dollars, except share data)

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013
Revenues	$74,995,339	$67,637,517	$24,783,353	$23,187,544

Cost of revenues	49,682,017	49,681,174	16,775,556	16,816,012
Research and development expenses	2,857,144	1,935,958	925,186	807,788
Selling and marketing expenses	4,180,519	3,849,483	1,202,966	1,229,225
General and administrative expenses	11,606,038	7,539,580	3,799,772	2,685,522
Amortization of intangible assets	1,828,635	821,097	867,452	270,985
Total operating costs and expenses	70,154,353	63,827,292	23,570,932	21,809,532

Operating income	4,840,986	3,810,225	1,212,421	1,378,012

Other income, net	288,252	261,222	58,831	(7,460)
Financial expense, net	(1,098,755)	(475,448)	(416,107)	(172,569)
Total other expense	(810,503)	(214,226)	(357,276)	(180,029)
Income from continuing operations before income tax expense	4,030,483	3,595,999	855,145	1,197,983

Income tax expense	855,178	765,962	476,617	337,060
Income from continuing operations	3,175,305	2,830,037	378,528	860,923
Income (loss) from discontinued operations, net of income tax	–	(87,278)	–	652
Net income	3,175,305	2,742,759	378,528	861,575

Other comprehensive income, net of $0 income tax
Foreign currency translation adjustment	(648,740)	472,767	(749,849)	202,844
Comprehensive income (loss)	$2,526,565	$3,215,526	$(371,321)	$1,064,419

Income (loss) per share of common stock:
Basic – continuing operations	$0.15	$0.18	$0.02	$0.05
Basic – discontinued operations	$–	$(0.01)	$–	$–
Basic net income per share	$0.15	$0.17	$0.02	$0.05

Diluted – continuing operations	$0.15	$0.18	$0.02	$0.05
Diluted – discontinued operations	$–	$(0.01)	$–	$–
Diluted net income per share	$0.15	$0.17	$0.02	$0.05

Weighted average number of shares used in computing basic net income/loss per share	20,998,023	15,521,974	23,137,808	15,951,602
Weighted average number of shares used in computing diluted net income/loss per share	21,600,763	16,124,714	23,740,548	16,554,342

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(U.S. Dollars)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,175,305	$2,742,759
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,116,599	867,008
Amortization of intangible assets	1,828,635	821,097
Stock based compensation	393,187	394,135
Capital loss from sale of property and equipment	5,039	–
Deferred tax provision	448,169	448,875
Changes in operating assets and liabilities:
Severance pay fund	189,758	106,933
Trade receivables	154,201	(4,181,183)
Other accounts receivable and prepaid expenses	132,593	(272,511)
Inventories	(90,303)	(509,479)
Unbilled receivables	(761,405)	5,615,419
Deferred revenues	(719,917)	1,344,493
Trade payables	(3,111,745)	(1,265,849)
Other accounts payable and accrued expenses	(291,197)	326,579
Discontinued operations	–	(308,835)
Net cash provided by (used in) operating activities	2,468,919	6,129,441
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of UEC(1)	(29,113,655)	–
Purchase of property and equipment	(1,298,505)	(1,296,896)
Additions to capitalized software development	(65,790)	(3,675)
Decrease (increase) in restricted collateral deposits	256,882	(341,305)
Discontinued operations	–	44,827
Net cash provided by (used in) investing activities	$(30,221,068)	$(1,597,049)

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	$(1,727,317)	$(850,507)
Proceeds from long term debt	22,500,000	–
Changes in short term bank credit	1,511,903	(6,071,231)
Proceeds from sale of common stock, net	10,698,173	5,461,999
Discontinued operations	–	(49,636)
Net cash provided by (used in) financing activities	32,982,759	(1,509,375)
INCREASE IN CASH AND CASH EQUIVALENTS	5,230,610	3,023,017
CASH DIFFERENCES DUE TO EXCHANGE RATE CHANGES	(249,292)	193,692
NET CHANGE IN CASH AND EQUIVALENTS – DISCONTINUED OPERATIONS	–	66,192
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	5,821,325	1,580,627
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$10,802,643	$4,863,528
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Common stock issued in acquisition of UEC	$4,216,000	$–
Interest paid during the period	$606,997	$326,345
Taxes paid on income during the period	$249,374	$136,294

(1)	On April 1, 2014, the Company acquired all of the outstanding membership interests of UEC Electronics, LLC (“UEC”). The cash portion of the transaction is summarized as follows:

New long term debt	$22,500,000
Cash	5,500,000
Net working capital adjustment (paid in May 2014)	1,206,245
Cash acquired	(92,590)
Total	$29,113,655

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

b.           Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at September 30, 2014, its operating results for the nine- and three month periods ended September 30, 2014 and 2013, and its cash flows for the nine month periods ended September 30, 2014 and 2013.

The results of operations for the nine- and three months ended September 30, 2014 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2014.

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

c.           Accounting for stock-based compensation:

For the nine months ended September 30, 2014 and 2013 the compensation expense recorded related to restricted stock units and restricted shares was $393,187 and $394,135, respectively. The remaining total compensation cost related to share awards not yet recognized in the statements of comprehensive income as of September 30, 2014 was $269,151. The weighted average period over which this compensation cost is expected to be recognized is approximately one and one-half years. Income tax expense was not impacted since the Company is in a net operating loss position. There were no new options issued in the first nine months of 2014 and there are no outstanding issued options. The Company’s directors received their annual restricted stock grants on April 1, 2014 in accordance with the terms of the directors’ stock compensation plan, along with a special one-time additional grant on August 12, 2014.

d.           Reclassification:

Certain comparative data in these financial statements may have been reclassified to conform to the current year’s presentation.

e.           Anti-dilutive shares for EPS calculation

All contingent restricted stock shares have been excluded from the calculation of the basic net income per common share because all such securities are anti-dilutive for the periods presented and the Company has excluded any restricted stock or restricted stock units that will never vest under the current program. The total weighted average number of shares related to the outstanding contingent shares excluded from the calculations of basic net income per share for the three and nine-month periods ended September 30, 2014 and 2013 were 602,740 and 611,700, respectively.

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

g.           Certain relationships and related transactions

Officer loans: On February 9, 2000, one of the Company’s officers exercised 9,404 stock options. This officer paid the exercise price of the stock options and certain taxes that the Company paid on his behalf by giving the Company a non-recourse promissory note due in 2025 in the amount of $329,163, bearing annual interest at 1% over the then-current federal funds rate announced from time to time by the Wall Street Journal, secured by the shares of the Company’s common stock acquired through the exercise of the options and certain compensation due to this officer upon termination. As of September 30, 2014, the aggregate amount outstanding pursuant to this promissory note was $908,054.

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

The revenues and expenses of the discontinued operation are shown below.

REVENUES AND EXPENSES – DISCONTINUED	Nine months ended September 30,
	2014	2013
Revenues	$–	$1,992

Cost of revenues, exclusive of amortization of intangibles	–	(2,458)
Selling and marketing expenses	–	1,340
General and administrative expenses	–	116,163
Total operating costs and expenses	–	115,045

Operating loss	–	(113,053)

Other income	–	83,957
Financial income, net	–	(57,182)
Total other income (expense)	–	26,775
Loss before income tax	–	(86,278)
Income tax expense	–	1,000
Net loss	$–	$(87,278)

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

The Acquisition was accounted for under the acquisition method accounting. Accordingly, all assets and liabilities acquired, along with the potential $5.5 million earn out (with an estimated fair value of $4.5 million at the acquisition date) were recorded at their estimated fair market values as of the date of acquisition. The liability for the earn out was recorded in other accounts payable and accrued expenses ($2.2 million) and other long-term liabilities ($2.3 million). The fair value measurements were based on significant inputs that were not observable in the market which are Level 3 inputs in the fair value hierarchy. The results of UEC’s operations have been included in the consolidated financial statements commencing on the date of acquisition. The total consideration of $36.7 million for the membership interests purchased consisted of (i) cash in the amount of $28,000,000, (ii) 775,000 shares of the Company’s common stock, valued at $4,216,000, and (iii) contingent consideration with an estimated fair value of $4.5 million.

Based upon an outside valuation of tangible and intangible assets acquired, the Company has allocated the total cost of the Acquisition to UEC’s net assets as follows (unaudited):

Tangible assets acquired	$14,471,492
Less: Net working capital adjustment	(1,206,245)
Intangible assets
Customer relationships	7,400,000
Contracts in place (backlog)	2,100,000
Technology	1,700,000
IPR&D	1,500,000
Management contract	400,000
Goodwill (intangibles that did not qualify for separate recognition)	15,105,680
Total asset value	41,470,927
Less: liabilities assumed	(4,754,927)
Net fair value of assets acquired	$36,716,000

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

In accordance with FASB ASC 350, “Goodwill and Other Intangible Assets,” goodwill arising from acquisitions will not be amortized but is deductible for tax purposes. In lieu of amortization, the Company is required to perform an annual impairment test. If the Company determines, through the impairment review process, that goodwill has been impaired, it will record the impairment charge in its statement of operations. The Company will also assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

NOTE 3:                      PRO FORMA FINANCIAL INFORMATION

In April 2014, the Company acquired UEC, as more fully described in “Note 2 – Acquisition of UEC,” above (the “Acquisition”). The following summary pro forma information includes the effects of the Acquisition on the operating results of the Company. The pro forma data for the nine months ended September 30, 2014 and 2013 are presented as if the Acquisition had been completed on January 1, 2013. This pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the Acquisition taken place at the beginning of the period, nor do they purport to be indicative of the results of operations that will be obtained in the future.

PRO-FORMA FINANCIAL INFORMATION
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenues	$24,783,353	31,357,624	87,546,334	89,215,428
Income – continuing operations before income tax	855,145	1,540,383	6,716,086	2,355,090
Net income	$378,528	1,203,975	5,860,908	1,501,850
Basic net income per share	$0.02	0.07	0.28	0.09
Diluted net income per share	$0.02	0.07	0.27	0.09
Weighted average number of shares used in computing basic net income per share	23,137,808	16,726,602	21,256,356	16,296,974
Weighted average number of shares used in computing diluted net income per share	23,740,548	17,329,342	21,859,096	16,899,714

Pro forma results presented above reflect: (1) amortization relating to fair value estimates of intangible assets; (2) elimination of UEC expenses that were not part of the transaction; and (3) incremental interest expense on new long term debt incurred in connection with the transaction as though the transaction occurred as of January 1, 2013.

Additionally, acquisition related expenses of approximately $940,000 recognized as general and administrative expenses in the three and nine months ended September 30, 2014 are reflected in the pro forma results above as though they were recognized during the three months ended March 31, 2013 and have been removed from the pro forma results for the three and nine months ended September 30, 2014.

NOTE 4:                      INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method or the FIFO method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. Inventory write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and for market prices lower than cost. Inventories in continuing business segments increased, from December 31, 2013, $342,000 in the Training and Simulation Division and $295,000 in the Battery and Power Systems Division for the product required to fulfill the current backlog. Inventories are composed of the following:

	September 30, 2014	December 31, 2013
Raw and packaging materials	$8,207,597	$6,761,876
Work in progress	1,580,896	666,386
Finished products	923,420	2,646,504
Total:	$10,711,913	$10,074,766

NOTE 5:                      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-15, ("ASU 2014-15"), "Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern". ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

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

In April 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360).” ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. ASU 2014-08 also requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. We have determined that the adoption of these changes will need to be considered in the Company’s financial condition or results of operations in the event the Company initiates any of the transactions described above.

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

b.           The following is information about reported segment revenues, income (losses) and total assets for the nine and three months ended September 30, 2014 and 2013:

	Training and Simulation Division	Battery and Power Systems Division	Corporate Expenses	Discontinued	Total Company
Nine months ended September 30, 2014
Revenues from outside customers	$41,877,991	$33,117,348	$–	$–	$74,995,339
Depreciation and amortization expense(1)	(558,081)	(2,372,141)	(15,012)	–	(2,945,234)
Direct expenses(2)	(32,886,293)	(28,229,098)	(5,805,476)	–	(66,920,867)
Segment net income (loss)	$8,433,617	$2,516,109	$(5,820,488)	$–	$5,129,238
Financial expense	(32,157)	(130,987)	(935,611)	–	(1,098,755)
Income tax expense	(101,570)	(13,810)	(739,798)	–	(855,178)
Net income (loss)	$8,299,890	$2,371,312	$(7,495,897	$–	$3,175,305
Segment assets(3)	$59,172,772	$66,906,744	$395,350	$–	$126,474,866
Additions to long-lived assets	$728,556	$29,848,785	$2,956	$–	$30,580,297
Nine months ended September 30, 2013
Revenues from outside customers	$48,141,162	$19,496,355	$–	$–	$67,637,517
Depreciation and amortization expense(1)	(714,621)	(952,453)	(21,031)	–	(1,688,105)
Direct expenses(2)	(39,909,351)	(18,104,604)	(3,864,010)	–	(61,877,965)
Segment net income (loss)	$7,517,190	$439,298	$(3,885,041)	$–	$4,071,447
Financial expense	(28,801)	(96,431)	(350,216)	–	(475,448)
Income tax expense	(231,186)	(85,901)	(448,875)	–	(765,962)
Net income (loss) continuing operations	$7,257,203	$256,966	$(4,684,132)	–	$$2,830,037
Net loss discontinued operations	–	–	–	(87,278)	(87,278)
Net income (loss)	$7,257,203	$256,966	$(4,684,132)	$(87,278)	$2,742,759
Segment assets(3)	$53,793,396	$26,791,215	$335,623	$71,655	$80,991,889
Additions to long-lived assets	$92,243	$1,208,328	$–	$–	$1,300,571

	Training and Simulation Division	Battery and Power Systems Division	Corporate Expenses	Discontinued	Total Company
Three months ended September 30, 2014
Revenues from outside customers	$13,000,538	$11,782,815	$––	$–	$24,783,353
Depreciation and amortization expense(1)	(191,066)	(1,094,069)	(4,574)	–	(1,289,709)
Direct expenses(2)	(10,147,054)	(10,493,007)	(1,582,331)	–	(22,222,392)
Segment net income (loss)	$2,662,418	$195,739	$(1,586,905)	$–	$1,271,252
Financial expense	(14,712)	(118,055)	(283,340)	–	(416,107)
Income tax expense	(36,059)	(10)	(440,548)	–	(476,617)
Net income (loss)	$2,611,647	$77,674	$(2,310,793)	$–	$378,528
Three months ended September 30, 2013
Revenues from outside customers	$17,667,054	$5,520,490	$–	$–	$23,187,544
Depreciation and amortization expense(1)	(229,542)	(318,535)	(7,011)	–	(555,088)
Direct expenses(2)	(14,334,738)	(5,406,581)	(1,520,585)	–	(21,261,904)
Segment net income (loss)	$3,102,774	$(204,626)	$(1,527,596)	$–	$1,370,552
Financial expense	(11,216)	(61,453)	(99,900)	–	(172,569)
Income tax expense	(175,534)	(11,901)	(149,625)	–	(337,060)
Net income (loss) continuing operations	$2,916,024	$(277,980)	$(1,777,121)	$–	$860,923
Net loss discontinued operations	–	–	–	652	652
Net income (loss)	$2,916,024	$(277,980)	$(1,777,121)	$652	$861,575

(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.

(2)	Including, inter alia, sales and marketing, general and administrative.

(3)
Out of those amounts, goodwill in the Company’s Training and Simulation and Battery and Power Systems Divisions totaled $24,435,641 and $21,295,345, respectively, as of September 30, 2014 and $24,435,641 and $6,466,161, respectively, as of September 30, 2013.

NOTE 7:                      FAIR VALUE MEASUREMENT

The carrying value of short term assets and liabilities in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted collateral deposits, trade receivables, unbilled receivables, inventories, prepaid and other assets, trade payables, accrued expenses, deferred revenues and other liabilities as of September 30, 2014 and December 31, 2013, approximate fair value because of the short maturity of these instruments. The carrying amounts of long term debt approximates the estimated fair values at September 30, 2014, based upon the Company’s ability to acquire similar debt at similar maturities

NOTE 8:                      BANK FINANCING

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

Pursuant to the requirements of the Amended Credit Agreement, the Company was required to deliver an Interest Rate Swap agreement fixing the interest rate of 1.37% on approximately $9.0 million of the outstanding term loans associated with the acquisition of UEC. Accordingly, in April 2014, the Company entered into an interest rate swap for a notional amount of $9 million. The expiration date of this interest rate swap is April 1, 2019. The unrealized $41,000 expense to date associated with this derivative has been charged to Financial Expenses and will be adjusted through Financial Expense and other accounts payable and accrued expenses as the swap matures.

NOTE 9:                      COMMON STOCK REPURCHASE PROGRAM

In February 2009, the Company’s Board of Directors authorized the repurchase of up to $1.0 million of the Company’s common stock. Through September 30, 2014, the Company repurchased 638,611 shares for a total of $869,931. The repurchase program was extended in August 2014 for an additional year and the authorization expanded to repurchase up to $2.0 million of the Company’s common stock. The program, which expires on August 11, 2015, is subject to management’s discretion.

NOTE 10:                      COMMON STOCK OFFERING

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

Overview of Results of Operations

Acquisitions

In the acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of definite-lived intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of definite-lived intangible assets in the amount of a fraction (based on the useful life of the definite-lived intangible assets) of the amount recorded as intangible assets. Such amortization charges continued during the first nine months of 2014. We are required to review long-lived intangible assets and goodwill for impairment at least annually or whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that the carrying amount of these assets has been impaired, we must record the impairment charge in our statement of comprehensive income.

We incurred non-cash charges for amortization of intangible assets in the first nine months of 2014 and 2013 in the amount of $1,828,634 and $821,097, respectively.

Restricted Shares, Restricted Stock Units and Options

In accordance with FASB ASC 505-50, we incurred, for the nine months ended September 30, 2014 and 2013, compensation expense related to restricted stock units and restricted shares of approximately $393,000 and $394,000, respectively. Our directors received their annual restricted stock grants on April 1, 2014 in accordance with the terms of the directors’ stock compensation plan.

Overview of Operating Performance and Backlog

Overall, our income from continuing operations before income tax expense for the nine months ended September 30, 2014 was $4.0 million on revenues of $75.0 million, compared to $3.6 million on revenues of $67.6 million during the nine months ended September 30, 2013. As of September 30, 2014, our overall backlog totaled $74.1 million compared to $74.4 million in the third quarter of 2013.

In our Training and Simulation Division, revenues decreased from approximately $48.1 million in the first nine months of 2013 to $41.9 million in the first nine months of 2014. As of September 30, 2014, our backlog for our Training and Simulation Division totaled $50.8 million compared to $58.9 million in the third quarter of 2013.

In our Battery and Power Systems Division, revenues increased from approximately $19.5 million in the first nine months of 2013 to approximately $33.1 million in the first nine months of 2014. As of September 30, 2014, our backlog for our Battery and Power Systems Division totaled $23.4 million, including backlog related to our UEC acquisition, compared to $15.5 million in the third quarter of 2013, which does not include any acquisition-related backlog.

The table below details the percentage of total recognized revenue by type of arrangement for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
Type of Revenue	2014	2013
Sale of products	94.8%	95.4%
Maintenance and support agreements	3.5%	3.1%
Long term research and development contracts	1.7%	1.5%
Total	100.0%	100.0%

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

In addition, two new covenants have been added in the Amended Credit Agreement. First, UEC’s earnings before interest, taxes, depreciation and amortization with certain add-backs (“EBITDA”), computed on a stand-alone basis, may not be less than $4,500,000 for any trailing twelve-month period ending at the end of a fiscal quarter (a “Test Period”) beginning with the Test Period ending September 30, 2014 and each succeeding fiscal quarter thereafter. Second, the ratio of “Combined Funded Indebtedness” (defined as all indebtedness (a) in respect of money borrowed, (b) evidenced by a note, debenture or other like written obligation to pay money, (c) in respect of rent or hire of property under leases or lease arrangements which under GAAP are required to be capitalized or (d) in respect of obligations under conditional sales or other title retention agreements, all as determined on a combined basis for FAAC and UEC) to “Combined Adjusted EBITDA” (defined as EBITDA of FAAC and UEC computed on a combined basis) may not exceed (a) 2.25 to 1.0 for the Test Period ending September 30, 2014 or any Test Period ending as of the end of any fiscal quarter thereafter prior to the fiscal quarter ending March 31, 2015 or (b) 2.00 to 1.0 for the Test Period ending March 31, 2015 or any Test Period ending as of the end of any fiscal quarter thereafter. We were in compliance with all covenant requirements for the period ended September 30, 2014.

Pursuant to the requirements of the Amended Credit Agreement, we were required to deliver an Interest Rate Swap agreement fixing the interest rate of 1.37% on approximately $9.0 million of the outstanding term loans associated with the acquisition of UEC. Accordingly, in April 2014, we entered into an interest rate swap for a notional amount of $9.0 million. The expiration date of this interest rate swap is April 1, 2019. The net unrealized $41,000 expense to date associated with this derivative has been charged to Financial Expenses and will be adjusted through Financial Expense as the swap matures.

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

Results of Operations

Preliminary Note

Results for the three and nine months ended September 30, 2014 include the results of UEC for such period as a result of our acquisition of this company on April 1, 2014. The results of UEC were not included in our operating results for the three and nine months ended September 30, 2013. Accordingly, the following period-to-period comparisons should not necessarily be relied upon as indications of future performance.

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Revenues. Revenues for the three months ended September 30, 2014 totaled $24.8 million, compared to $23.2 million in the comparable period in 2013, an increase of $1.6 million, or 6.9%. In the third quarter of 2014, revenues were $13.0 million for the Training and Simulation Division (compared to $17.7 million in the third quarter of 2013, a decrease of $4.7 million, or 26.4%, due primarily to the wind down of the first phase of our VCTS program (revenue in this program will increase due to the second phase of our VCTS program, which commenced in the third quarter of 2014)); and $11.8 million for the Battery and Power Systems Division (compared to $5.5 million in the third quarter of 2013, an increase of $6.3 million, or 113.4%, due primarily to revenue generated by our new UEC subsidiary, offset by reduced revenue in our other U.S. subsidiary).

Cost of revenues. Cost of revenues totaled $16.8 million during the third quarter of 2014, compared to $16.8 million in the third quarter of 2013, a decrease of $40,000, or 0.2%, due primarily to the product mix of the reporting units, which included products sold at a somewhat higher margin. Cost of revenues was $7.9 million for the Training and Simulation Division (compared to $12.4 million in the third quarter of 2013, a decrease of $4.5 million, or 36%, also due primarily to lower revenues and the product mix); and $8.9 million for the Battery and Power Systems Division (compared to $4.4 million in the third quarter of 2013, an increase of $4.4 million, or 99.2%, due primarily to the increased revenue associated with our new UEC subsidiary, offset by the reduced product sales in our other U.S. subsidiary).

Research and development expenses. Research and development expenses for the third quarter of 2014 were $925,000, compared to $808,000 during the third quarter of 2013, an increase of $117,000, or 14.5%, due primarily to continuing research on training systems and battery technologies for new products.

Selling and marketing expenses. Selling and marketing expenses for the third quarter of 2014 were $1.2 million, compared to $1.2 million in the third quarter of 2013, a decrease of $26,000, or 2.2%.

General and administrative expenses. General and administrative expenses for the third quarter of 2014 were $3.8 million, compared to $2.7 million in the third quarter of 2013, an increase of $1.1 million, or 41.5%, due primarily to expenses related to our addition of a new subsidiary.

Amortization of intangible assets. Amortization of intangible assets totaled $867,000 in the third quarter of 2014, compared to $271,000 in the third quarter of 2013, an increase of $596,000, or 220.1%, due primarily to the additional $811,000 in amortization expenses relating to our acquisition of UEC, offset by fully amortized acquisition related intangibles relating to other subsidiaries in our Battery and Power Systems Division.

Other income. Other income totaled $59,000 in the third quarter of 2014, compared to other expense of $7,000 in the third quarter of 2013, an increase of $66,000, or 888.6%, due primarily to the insurance proceeds (related to a fire in our Israeli offices in 2012) received in our Battery and Power Systems Division.

Financial expense, net. Financial expense totaled $416,000 in the third quarter of 2014, compared to financial expense of $173,000 in the third quarter of 2013, an increase of $244,000, due primarily to increased long term debt interest relating to our acquisition of UEC.

Income taxes. We recorded $477,000 in tax expense in the third quarter of 2014, compared to $337,000 in tax expense in the third quarter of 2013, an increase of $140,000, or 41.4%. This expense includes “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets). This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $150,000 in non-cash expenses in both the third quarter of 2014 and 2013. Additionally, taxes have increased due to our improved results.

Net income. Due to the factors cited above, we went from a net income of $861,000 in the third quarter of 2013 to a net income of $379,000 in the third quarter of 2014, a reduction of $482,000 or 56.0%.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Revenues. Revenues for the nine months ended September 30, 2014 totaled $75.0 million, compared to $67.6 million in the comparable period in 2013, an increase of $7.4 million, or 10.9%. In the first nine months of 2014, revenues were $41.9 million for the Training and Simulation Division (compared to $48.1 million in the first nine months of 2013, a decrease of $6.2 million, or 13.0%, due primarily to the wind down of the first phase of our VCTS program (revenue in this program will increase due to the second phase of our VCTS program, which commenced in the third quarter of 2014); and $33.1 million for the Battery and Power Systems Division (compared to $19.5 million in the first nine months of 2013, an increase of $13.6 million, or 69.9%, due primarily to revenue generated by our new UEC subsidiary, offset by reduced revenue in our other U.S. subsidiary).

Cost of revenues. Cost of revenues totaled $49.7 million during the first nine months of 2014, compared to $49.7 million in the first nine months of 2013, due primarily to the product mix of the reporting units, which included products sold at a higher margin. Cost of revenues were $25.6 million for the Training and Simulation Division (compared to $33.8 million in the first nine months of 2013, a decrease of $8.2 million, or 24.3%, due primarily to lower revenue and the product mix) and $24.1 million for the Battery and Power Systems Division (compared to $15.9 million in the first nine months of 2013, an increase of $8.2 million, or 51.8%, due primarily to revenue generated by our new UEC subsidiary, offset by reduced revenue in our other U.S. subsidiary).

Research and development expenses. Research and development expenses for the first nine months of 2014 were $2.9 million, compared to $1.9 million during the first nine months of 2013, an increase of $921,000, or 47.6%, due primarily to continuing research on training systems and battery technologies for new products.

Selling and marketing expenses. Selling and marketing expenses for the first nine months of 2014 were $4.2 million, compared to $3.9 million in the first nine months of 2013, an increase of $331,000, or 8.6%, due primarily to due primarily to increased trade show representation and the sales efforts of both divisions, including additional expenses related to our addition of a new subsidiary.

General and administrative expenses. General and administrative expenses for the first nine months of 2014 were $11.6 million, compared to $7.5 million in the first nine months of 2013, an increase of $4.1 million, or 53.9%, due primarily to $1.1 million in one-time, acquisition related expenses, along with increased corporate salary and benefit expenses and the additional, normally occurring expenses related to our addition of a new subsidiary.

Amortization of intangible assets. Amortization of intangible assets totaled $1.8 million in the first nine months of 2014, compared to $821,000 in the first nine months of 2013, an increase of $1.0 million, or 122.7%, due primarily to the additional $1.6 million in amortization expenses relating to our acquisition of UEC, offset by fully amortized acquisition related intangibles relating to other subsidiaries in our Simulation and Battery and Power Systems Divisions.

Other income. Other income totaled $288,000 in the first nine months of 2014, compared to other income of $261,000 in the first nine months of 2013, an increase of $27,000, or 10.3%, due primarily to the insurance proceeds (related to a fire in our Israeli offices in 2012) received in our Battery and Power Systems Division.

Financial expense, net. Financial expense totaled $1.1 million in the first nine months of 2014, compared to financial expense of $475,000 in the first nine months of 2013, an increase of $623,000, or 131.1%, due primarily to increased long term interest and bank financing fees relating to our acquisition of UEC, offset by a decrease in corporate interest and bank charges in the second quarter of 2014.

Income taxes. We recorded $855,000 in tax expense in the first nine months of 2014, compared to $766,000 in tax expense in the first nine months of 2013, an increase of $89,000, or 11.6%, mainly concerning “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets). This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $449,000 in non-cash expenses in both the first nine months of 2014 and 2013. Additionally, taxes have increased due to our improved results.

Net income. Due to the factors cited above, we went from a net income of $2.8 million in the first nine months of 2013 to a net income of $3.2 million in the first nine months of 2014, an improvement of $345,000 or 12.2%,.

Liquidity and Capital Resources

As of September 30, 2014, we had $10.8 million in cash and $242,000 in restricted collateral deposits, as compared to December 31, 2013, when we had $5.8 million in cash and $498,000 in restricted collateral deposits. We also had $7.7 million in available, unused bank lines of credit with our main bank as of September 30, 2014, under a $15.0 million credit facility under our FAAC subsidiary, described on page 15 above, under Bank Financing.

We were in compliance with all covenant requirements for the period ended September 30, 2014.

We used available funds in the nine months ended September 30, 2014 primarily for working capital needs, the acquisition of UEC and investment in fixed assets. We purchased approximately $1.3 million of fixed assets during the nine months ended September 30, 2014 along with $1.0 million in net fixed assets purchased in the acquisition of UEC. Our net fixed assets amounted to $6.1 million at quarter end.

Net cash provided by (used in) operating activities for the nine months ended September 30, 2014 and 2013 was $2.5 million and $6.1 million, respectively, a net change of $3.6 million. This difference was due primarily an increase in net income of $433,000 plus a change of $1.3 million in non-cash charges offset by $(5.4) million in working capital needs for 2014 versus the same period in 2013.

Net cash used in investing activities for the nine months ended September 30, 2014 and 2013 was $30.2 million and $1.6 million, respectively, a net change of $28.6 million. This difference was due to the $29.1 million acquisition of our UEC subsidiary.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2014 and 2013 was $33.0 million and $(1.5) million, respectively, a net change of $34.5 million. The increase in 2014 of cash provided by financing activities was due to the $22.5 million in new long term debt associated with the acquisition of UEC and proceeds from the recent stock offering in the amount of $10.7 million as compared to the stock offering proceeds of $5.5 million in 2013. Additionally, there were net borrowings of short term bank credit in the amount of $1.5 million along with the repayment of an additional $1.7 million in long term debt in 2014.

As of September 30, 2014, we had approximately $2.8 million in short-term bank debt under our credit facility and $22.7 million in long-term loans outstanding, which included $4.3 million in current debt and $18.4 million in long term debt. This is in comparison to December 31, 2013, when we had no short-term bank debt under our credit facility and $1.9 million in long-term loans outstanding, which included $95,000 in current debt and $1.8 million in long term debt.

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

ITEM 4.         CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.      RISK FACTORS.

For information regarding our risk factors, please refer to Exhibit 99.3 to our Current Report on Form 8-K filed on April 1, 2014, as modified by Item 1A of our Form 10-Q for the quarterly period ended June 30, 2014. We do not believe that there have been any material changes in the risk factors disclosed therein.

ITEM 5.         OTHER INFORMATION,

New Employment Agreement with Steven Esses and Consulting Agreement with Sampen Corporation

On November 14, 2014, we entered into a new amended and restated employment agreement with our President and CEO, Steven Esses (the “Esses Employment Agreement”). As further described below, the amended and restated agreement involve an extension in term until the end of December 2017 and an increase in salary to take account of the fact that Mr. Esses is now serving as our President and Chief Executive Officer. The term of the Esses Employment Agreement is effective October 1, 2014 and expires on December 31, 2017. The Esses Employment Agreement provides that Mr. Esses will serve as our President and Chief Executive Officer.

The Esses Employment Agreement provides for a monthly base salary of NIS 105,000 (approximately $27,666 per month at the rate of exchange in effect on November 10, 2014), as adjusted for Israeli inflation (but with no retroactive inflation adjustment for 2015 in respect of inflation during 2014) in an amount of not less than 3.5%. Additionally, the board may at its discretion raise Mr. Esses’s base salary. Mr. Esses also receives a retention bonus in the amount of 125,000 shares of restricted stock, vesting (contingent on continued employment) in three equal tranches on each of December 31, 2015, 2016 and 2017.

The Esses Employment Agreement provides that if the results we actually attain in a given year are at least 100% of the amount we budgeted at the beginning of the year, we will pay a bonus, on a sliding scale, in an amount equal to a minimum of 25% of Mr. Esses’s annual base salary then in effect, up to a maximum of 75% of his annual base salary then in effect if the results we actually attain for the year in question are 110% or more of the amount we budgeted at the beginning of the year. Budget targets in the past have included combinations of revenues, EBITDA, backlog, and/or other factors.

The Esses Employment Agreement also contains various benefits customary in Israel for senior executives, tax and financial planning expenses, and contains confidentiality and non-competition covenants.

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

Upon termination of employment, the Esses Employment Agreement provides for payment of all accrued and unpaid compensation (including under most circumstances Israeli statutory severance), and (unless we have terminated the agreement for Cause or Mr. Esses has terminated the agreement without Good Reason and without giving us 150 days’ notice of termination) bonuses (to the extent earned) due for the year in which employment is terminated and severance pay equal to the greater of (i) twenty-four (24) times monthly salary, and (ii) NIS 4,430,250 (approximately $1,167,296 at the rate of exchange in effect on November 10, 2014). In addition, upon retirement or early retirement, Mr. Esses receives a further payment of up to $250,000. Furthermore, Mr. Esses will receive, in respect of all benefits, an additional sum in the amount of (i) $75,000, in the case of termination due to disability, Good Reason, death, or non-renewal, or (ii) $150,000, in the case of termination due to early retirement, retirement, change of control or change of location. Additionally, in respect of any termination due to a change of control or a change in the primary location from which Mr. Esses shall have conducted his business activities during the 60 days prior to such change or in the event of his death or disability, all outstanding options and all restricted shares will be fully vested. Restricted shares that have vested prior to the date of termination are not forfeited under any circumstances, including termination for Cause.

We also entered into a new agreement with Sampen Corporation. Sampen is a New York corporation owned by members of Mr. Esses’s immediate family, and Mr. Esses is an employee of both ours and of Sampen.

Pursuant to the terms of our new agreement with Sampen, Sampen provides one of its employees to us for such employee to serve as our President and Chief Executive Officer. We pay Sampen $8,960 per month, plus an annual bonus, on a sliding scale, in an amount equal to a minimum of 25% of Sampen’s annual base compensation then in effect if the results we actually attain for the year in question are 100% or more of the amount we budgeted at the beginning of the year, up to a maximum of 75% of its annual base compensation then in effect if the results we actually attain for the year in question are 110% or more of the amount we budgeted at the beginning of the year. We also pay Sampen, to cover the cost of our use of Sampen’s offices as an ancillary New York office and the attendant expenses and insurance costs, an amount equal to 16% of each monthly payment of base compensation.

The foregoing descriptions of the Esses Employment Agreement and the Sampen Consulting Agreement are qualified in their entirety by the terms of the Esses Employment Agreement and the Sampen Consulting Agreement, which are filed herewith as Exhibits 10.1 and 10.2, respectively, and incorporated herein by reference.

ITEM 6.         EXHIBITS.

The following documents are filed as exhibits to this report:

Exhibit Number	Description
10.1	Fourth Amended and Restated Employment Agreement, dated November 14, 2014 and effective as of October 1, 2014, between us, Epsilor-EFL and Steven Esses
10.2	Second Amended and Restated Consulting Agreement, dated November 14, 2014 and effective as of October 1, 2014, between us and Sampen Corporation
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:           November 14, 2014

AROTECH CORPORATION

By:	/s/ Steven Esses
	Name:	Steven Esses
	Title:	President and CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Senior Vice President – Finance and CFO
(Principal Financial Officer)