Form 10-K
period 2014-12-31
AROTECH CORP
filed 2015-03-20
CIK 916529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549	OMB APPROVAL
	OMB Number:	3235-0063
	Expires:	April 30, 2015
Estimated average burden
	hours per response	1,998.78

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED      DECEMBER 31, 2014   .

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

EXPLANATORY NOTE

The registrant met the “accelerated filer” requirements as of the end of its 2014 fiscal year pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. However, pursuant to Rule 12b-2 and SEC Release No. 33-8876, the registrant (as a smaller reporting company transitioning to the larger reporting company system based on its public float as of June 30, 2014) is not required to satisfy the larger reporting company requirements until its first quarterly report on Form 10-Q for the 2015 fiscal year and thus is eligible to check the “Smaller Reporting Company” box on the cover of this Form 10-K.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $81,031,929 (based on the last sale price of such stock on such date as reported by The Nasdaq Global Market and assuming, for the purpose of this calculation only, that all of the registrant’s directors and executive officers are affiliates).

(Applicable only to corporate registrants)  Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 24,568,351 as of 3/13/2015

Documents incorporated by reference: None

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

Electric Fuel® is a registered trademark and Arotech™, SWIPES™ and MILO Range™ are all trademarks of Arotech Corporation, formerly known as Electric Fuel Corporation. All company and product names mentioned may be trademarks or registered trademarks of their respective holders. Unless otherwise indicated, “we,” “us,” “our” and similar terms refer to Arotech and its subsidiaries.

As of December 31, 2014, we became an accelerated filer. We elected to provide the optional scaled disclosure allowed for smaller reporting companies in this Form 10-K to provide us with sufficient time to transition into the fuller reporting standard.

PART I

ITEM 1.                      BUSINESS

General

We are a defense and security products and services company, engaged in two business areas: interactive simulation for military, law enforcement and commercial markets; and power systems and batteries for the military, commercial and medical markets. We have organized our business into two divisions, as follows:

➢
We develop, manufacture and market advanced high-tech multimedia and interactive digital solutions for use-of-force training and driving training of military, law enforcement, security, emergency services and other personnel through our Training and Simulation Division:

We provide simulators, systems engineering support and software products for military operations and vehicle driving trainings to the United States military, government, municipalities and private industry; and

We provide specialized “use-of-force” training simulators and systems for police, security personnel and the military under the trade name MILO Range™ (“MILO Range”).

➢
We provide advanced battery solutions, innovative energy management and power distribution technologies and world-class product design and manufacturing services for the aerospace, defense, law enforcement, homeland security and medical markets, and we manufacture and sell lithium and Zinc-Air batteries, for defense and security products, including our Soldier Wearable Integrated Power Equipment System (SWIPES)™ power hubs, and other military applications through our Power Systems Division:

We provide high-end electronics engineering and design services, system integration services, rapid prototyping, and vertically-integrated production services for military, aerospace, and industrial customers, including: (i) hybrid power generation systems, (ii) smart power subsystems for military vehicles and dismounted applications, and (iii) aircraft and missile systems support for cutting-edge weapons and communications technologies;

We develop and sell rechargeable and primary lithium batteries and smart chargers to the military and medical markets and to private defense industry in the Middle East, Europe and Asia under our Epsilor nameplate;

We develop, manufacture and market primary Zinc-Air batteries, rechargeable batteries and battery chargers for the military, focusing on applications that demand high energy and light weight, such custom portable power systems like our Soldier Wearable Integrated Power Equipment System (SWIPES™ ) power hub product; and

We produce water-activated lifejacket lights for commercial aviation and marine applications under our Electric Fuel nameplate.

Background

We were incorporated in Delaware in 1990 under the name “Electric Fuel Corporation,” and we changed our name to “Arotech Corporation” on September 17, 2003. We operate through our various subsidiaries (all of which are 100% owned by us):

➢	FAAC Incorporated, a Michigan corporation located in Ann Arbor, Michigan (Training and Simulation Division);

➢	Epsilor-Electric Fuel Ltd., an Israeli corporation located in Beit Shemesh, Israel (between Jerusalem and Tel-Aviv) and in Dimona, Israel (in Israel’s Negev desert area) (Power Systems Division);

➢	UEC Electronics, LLC, a South Carolina limited liability company located in Hanahan, South Carolina (Power Systems Division); and

➢	Electric Fuel Battery Corporation, a Delaware corporation in the process of being relocated from Auburn, Alabama to UEC’s facilities in Hanahan, South Carolina (Power Systems Division).

Unless the context requires otherwise, all references to us refer collectively to Arotech Corporation and its subsidiaries.

Our results for 2013 and for the first three months of 2014 do not include the results of UEC Electronics, LLC, a South Carolina limited liability company that we purchased on April 1, 2014.

For financial information concerning the business segments in which we operate, see Note 16.b. of the Notes to the Consolidated Financial Statements. For financial information about geographic areas in which we engage in business, see Note 16.c. of the Notes to the Consolidated Financial Statements.

Facilities

Our principal executive offices are located at 1229 Oak Valley Drive, Ann Arbor, Michigan 48108, and our toll-free telephone number at our executive offices is (800) 281-0356. Our corporate website is www.arotech.com. Our periodic reports, as well as recent filings relating to transactions in our securities by our executive officers and directors, that have been filed with the Securities and Exchange Commission in EDGAR format are made available through hyperlinks located on the investor relations page of our website, at http://ir.stockpr.com/arotech/all-sec-filings , as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Reference to our websites does not constitute incorporation of any of the information thereon or linked thereto into this annual report.

The offices and facilities of our Power Systems Division are located in Hanahan, South Carolina, in Auburn, Alabama (in the process of being relocated to Hanahan, South Carolina), and in Israel (in Beit Shemesh and Dimona, both of which are within Israel’s pre-1967 borders). Most of the members of our senior management work extensively out of our facilities in Beit Shemesh; our financial operations are conducted primarily from our principal executive offices in Ann Arbor, Michigan, which is the headquarters of our Simulation Division; the Simulation Division also maintains offices in Royal Oak, Michigan and in Orlando, Florida.

Training and Simulation Division

Our Training and Simulation Division develops, manufactures and markets an extensive array of trainers and simulators that provide interactive and situational training for military, law enforcement and commercial customers. Our simulators safely and economically train people, from municipal rail and bus drivers to military convoy crews, to respond immediately and appropriately in threatening and dangerous situations while under extreme pressure. During 2014 and 2013, revenues from our Training and Simulation Division were approximately $56.4 million and $63.4 million, respectively.

The Training and Simulation Division concentrates on three different product areas:

➢	Our Vehicle Simulation group provides high fidelity vehicle simulators for use in operator training;

➢	Our Air Warfare Simulations group provides weapon simulations used to train military pilots in the effective use of air launched weapons; and

➢	Our Use of Force group provides training products focused on the proper employment of hand carried weapons and is marketed under our MILO Range nameplate.

Vehicle Simulation

We provide simulators, systems engineering support and software products focused on training vehicle operators for cars and trucks. We provide these products to the United States military, government, municipalities, and private industry. Our fully interactive driver-training systems feature state-of-the-art vehicle simulator technology enabling training in situation awareness, risk analysis and decision making, emergency reaction and avoidance procedures, and proper equipment operation techniques. We also offer simulation software applications, consulting services, and custom software and hardware development services primarily for use by the automobile industry and universities engaged in the study of vehicle performance or operator/vehicle interactions. Our simulators have successfully trained hundreds of thousands of drivers.

Our Vehicle Simulation group focuses on the development and delivery of complete driving simulations for a wide range of vehicle types – such as trucks, automobiles, subway trains, buses, fire trucks, police cars, ambulances, airport ground vehicles, and military vehicles. Additionally, we are a prime contractor in respect of the U.S. Army’s Virtual Clearance Training Suite (VCTS) program. In 2014, our Vehicle Simulations group accounted for approximately 42.0% of our Training and Simulation Division’s revenues.

We believe that we have held a dominant market share in U.S. military wheeled vehicle operator driver training simulators since 1999 and that we are currently one of three significant participants in the U.S. municipal wheeled vehicle simulators market.

Air Warfare Simulations

In the area of Air Warfare Simulations, we believe we are a premier developer of validated, high fidelity analytical models and simulations of tactical air and land warfare systems for all branches of the Department of Defense and its related industrial contractors. Our simulations are found in systems ranging from instrumented air combat and maneuver training ranges (such as Top Gun), full task training devices such as the F-18 Weapon Tactics Trainer, and in the on-board computer of many fighter jet aircraft. We supply on-board software to support weapon launch decisions for the F-15, F-16, F-18, F-22 and Joint Strike Fighter (JSF) fighter aircraft. Two of our key Air Warfare Simulations programs are the VCTS and our trainer for Air National Guard boom operators. VCTS trains route clearance teams on techniques to detect and neutralize improvised explosive devices (IEDs). Our trainer for Air National Guard Boom Operators trains the boom operators for the performance of in-flight refueling. Boom operators control the equipment on a specially designed, refueling aircraft that passes fuel to other aircrafts in midair. We recently commenced production of this trainer and expect to start generate revenue from these trainers in 2015. In 2014, our Air Warfare Simulations group accounted for 35.0% of our Training and Simulation Division’s revenues.

Use-of-Force

We are a leading provider of interactive, multimedia, fully digital use-of-force training simulators for law enforcement, security, military and similar applications. With a large customer base spread over twenty countries around the world, we are a leader in the supply of simulation training products to law enforcement, governmental, and commercial clients. We conduct our interactive training activities and market our interactive training products, such as the MILO Range (Interactive Use-of-Force and Firearms Training), the MILO Classroom Trainer (a state-of-the-art Computer Based Training (CBT) system that allows students to interact with realistic interactive scenarios projected life-size in the classroom), and the MILO Range FDU (firearm diagnostics unit), using our MILO Range nameplate. In 2014, our Use-of-Force group accounted for 16.0% of our Training and Simulation Division’s revenues.

Warranty

We typically offer a one to two year warranty for most of our products. Additionally, we sell extended warranties to our existing customers.  In 2014, warranty revenue accounted for 7.0% of our Training and Simulation Division’s revenues.

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

Competition

Our technical excellence, superior product reliability, high customer satisfaction and warranty services have enabled us to develop market leadership and attractive competitive positions in each of our product areas.

Vehicle Simulators

Several potential competitors in this segment are large, diversified defense and aerospace conglomerates, such as L-3 Communications and Leidos, who do not focus on our specific niches. As such, we are able to provide service on certain large military contracts through strategic agreements with these organizations or can compete directly with these organizations based on our strength in developing higher quality software solutions. In municipal market applications, we compete against smaller, less sophisticated software companies, such as Boron and Simulation Technology. Many of our competitors have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours.

Air Warfare Simulations

Currently no significant competitors participate in the markets we serve around our weapon simulation niche. Our nearly 45-year history in this space provides us with a library of resources that would require substantial investment by a competitor to offer a comparable product. The companies that have the potential to compete with us if they chose are the companies that now subcontract this work to us: Boeing Company (NYSE: BA) (“Boeing”), Raytheon Company (NYSE: RTN) (“Raytheon”), and Cubic Corporation (NYSE: CUB) (“Cubic”).

Use of Force

We compete against a number of established companies that provide similar products and services, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. There are also companies whose products do not compete directly, but are sometimes closely related. Firearms Training Systems, Inc., and LaserShot Inc. are our main competitors in this space.

Power Systems Division

Our Power Systems Division develops and provides sophisticated portable energy solutions for diverse applications, including military equipment carried by soldiers, hybrid energy generation/storage in austere environments, power management and power distribution, and clean, stable power for tactical vehicles, unmanned vehicles and medical devices, all of which are designed to complex and demanding customer specifications. During 2014 and 2013, revenues from our Power Systems Division were approximately $47.2 million and $25.1 million, respectively. Revenues in 2013 and the first quarter of 2014 did not include the results of UEC, which we did not own until April 2014. On a pro forma basis, assuming we had owned all components of our Power Systems Division since January 1, 2013, Power Systems Division revenues in 2014 and 2013 would have been approximately $59.7 million and $57.6 million, respectively.

Electronics Engineering and Design Services for the Military

Introduction

We design, engineer, and manufacture proprietary electronics, spanning components and sub-assemblies, for a broad range of end use systems in multiple markets to include aerospace, defense, industrial and medical. We specialize in electronic/electromechanical systems, subsystems, and component level requirements, which include circuit card assemblies and wire and cable assemblies. Our products range from complex integrated assemblies up through multi-rack functional systems and test equipment.

We specialize in core, proprietary engineering capabilities in highly-demanded solution areas, including: (i) hybrid power generation systems, (ii) smart power subsystems for military vehicles and dismounted applications, and (iii) aircraft and missile systems support for cutting-edge weapons and communications technologies. Our unique brand of comprehensive service is highly sought-after by customer agencies such as the Marine Corps Systems Command (“MARCORSYSCOM”), Space and Naval Warfare Systems Command (“SPAWAR”), and Tank Automotive Command (“TACOM”), as well as large prime contractors such as Raytheon, Boeing, Lockheed Martin Corporation (NYSE: LMT) (“Lockheed Martin”), and BAE Systems plc (LON: BA) (“BEA”). Our key program areas in this field include the following:

•
We supply the United States Marine Corps (USMC) with its program of record Ground Renewable Expeditionary Energy Network Systems (GREENS), a renewable power generation, intelligent energy storage and distribution system for troops serving in austere environments. GREENS is the only DoD Program of Record for renewable power generation. We are currently launching a commercial version of this product, targeting both domestic and international markets.

•
We supply the USMC with Mobile Electric Hybrid Power Sources (MEHPS), a product that incorporates both solar collection and high density battery technologies to intelligently reduce run time and optimize efficiency of tactical generators. This single system is scalable to 3.5kW, 7kW and 10.5kW output making it an ideal solution for multiple military missions.

•
We have designed and continue to refine a proprietary Distributed Power Control and Management System (DPCMS) that replaces electrical systems on aging tactical vehicles. This enables vehicles that have already exceeded the OEM’s recommended life to be refurbished and to take advantage of new automotive communication protocols J-1939. These refurbishments permit aging tactical vehicle fleets to function as a new vehicle, without the cost implications of replacing it with a new vehicle. This system has been successfully tested on two Light Armored Vehicles by the USMC.

•
We have developed significant expertise and past performance qualifications in the area of solutions for Command, Control, Communications, Computers Intelligence. Surveillance and Reconnaissance (C4ISSR), providing these solutions to, among others, SPAWAR and Raytheon.

Competition

Our main competitors for renewable energy and power management systems products and services are ZeroBase Energy, LLC, a provider of hybrid and renewable power systems, Energy Technologies, Inc., a provider of power systems, EnerDel, Inc., a provider of compact lithium-ion-powered batteries for transportation, utility grid and industrial electronics markets, and Solar Stik, Inc., a provider of portable and custom power solutions, as well as companies that compete on proposals to Raytheon, including Celestica Inc. (NYSE: CLS), Ducommun Incorporated (NYSE: DCO), Sanmina-SCI Corporation (Nasdaq: SANM), Jabil Circuit, Inc., a supplier of manufacturing services for circuit board assemblies, and Woven Electronics Corporation, an electronics parts supplier.

We believe the fact that we have full-service engineering coupled with state-of-the-art manufacturing provides us with an advantage over most of our competitors, enabling us to customize solutions for customers, quickly develop prototype and first-article units, and move into full-rate production before many of our competitors are beyond the requirements definition phase. Few in the industry have both the agility and capabilities required to offer this advantage. As a manufacturer, we build our own cable harnesses, circuit cards, and integrated complex assemblies, which enables us to control our own supply chain and program schedules. These combined capabilities have resulted in lower costs and shorter lead times, both very important discriminators for our customers in this current fiscal environment.

Marketing and Customers

We market to a diverse array of customers. The renewable and hybrid energy market prior to 2015 has been primarily focused on the U.S. Department of Defense. After having achieved significant success we are modifying products to better meet commercial/industrial demands. We are refocusing marketing efforts internationally on the heels of our tremendously successful GREENS and MEHPS. Specific efforts include attendance at international trade shows, marketing videos, establishing networks within the U.S. commercial service, an increase in social media engagement and technical brochures of products.

Over ninety percent of revenues are attributed to existing customers with new requirements or referrals of new customers from our existing customer base. This fantastic customer loyalty is closely tied to our technical solutions, our on-time delivery and quality of product metrics (consistently 98% or greater).

Manufacturing

Our four AS9100 and ISO 9001 registered facilities are located in the tri-county area of Charleston, South Carolina. All facilities are well equipped with state of the art design tools and automated manufacturing equipment to support our customers’ design, testing, and production needs.

Lithium Batteries and Charging Systems for Military, Industrial and Medical Markets

We sell lithium batteries and charging systems, including the SWIPES™ power hubs we produce for the Army’s Soldier Warrior program, to the military, industrial and medical markets.

We specialize in the design and manufacture of primary and rechargeable batteries, related electronic circuits and associated chargers for military applications. We have experience in working with government agencies, the military and large corporations. Our technical team has significant expertise in the fields of electrochemistry, electronics, software and battery design, production, packaging and testing. We also specialize in custom products that must meet the highest possible military, industrial and medical specifications.

Our SWIPES™ power hub utilizes the MOLLE (Modular Lightweight Load-carrying Equipment) vest and integrates force protection electronics and communications equipment with an advanced battery. The system utilizes a modular power distribution system that is powered by BA-8180/U, BA-8140/U Zinc-Air batteries or the LI-145, BB-2590 rechargeable batteries for direct power of equipment, allowing for extended mission times without the burden of power source swaps or charging due to their high energy density, and reducing battery weight soldiers carry by up to 30%. The batteries continuously charge the secondary batteries inside various devices, such as two way radios, GPS units and shot detection systems. The SWIPES™ product allows for individual tailoring by the warfighter and is designed to accept new applications as they become available. The SWIPES™ power hub was recognized by the U.S Army Research, Development and Engineering Command as one of the U.S. Army’s ten greatest inventions of 2010.

Customers

The principal customers for our lithium batteries during 2014 were the Israel Ministry of Defense, Elbit, Air Cruisers, Aeronautics, and Thales. The principal customer for our SWIPES™ power hub during 2014 was the U.S. Army.

Competition

There are a limited number of players globally that are a one-stop-shop for high-end custom portable power. Our main competitors are Bren-Tronics, Ultralife, Enersys, Palladium Energy, SAFT, Electrochem, RRC Power Solutions and Inspired Energy,

Manufacturing

Our US manufacturing facility for batteries and chargers is in the process of being moved from Auburn, Alabama to Hanahan, South Carolina, in the Charleston area. In parallel we have manufacturing facilities in Beit Shemesh and Dimona, both located in Israel.

Zinc-Air Batteries and Chargers for the Military

Introduction

We base our strategy in the field of Zinc-Air military batteries on the development and commercialization of our Zinc-Air battery technology, as applied in the batteries we produce for the U.S. Army’s Communications and Electronics Command (CECOM). We will continue to seek new applications for our technology in defense projects, wherever synergistic technology and business benefits may exist. We intend to continue to develop our battery products for defense agencies, and plan to sell our products either directly to such agencies or through prime contractors. We will also look to extend our reach to military markets outside the United States.

Our batteries have been used in both Afghanistan (Operation Enduring Freedom) and in Iraq (Operation Iraqi Freedom). Our BA-8180/U Zinc-Air battery was recognized by the U.S Army Research, Development and Engineering Command as one of the U.S. Army’s ten greatest inventions of 2003.

Our manufacturing facilities for Zinc-Air batteries, rechargeable batteries and battery chargers for the military have been granted ISO 9001 “Top Quality Standard” certification.

Markets/Applications

As an external alternative to the popular lithium based BA-5590/U, the BA-8180/U can be used in many applications operated by the BA-5590/U. The BA-8180/U can be used for a variety of military applications.

Customers

The principal customers for our Zinc-Air batteries during 2014 were the U.S. Army’s Communications-Electronics Command (CECOM) and the Defense Logistics Agency (DLA). In addition, we continue to further penetrate Special Forces and other specific U.S. military units with direct sales.

Competition

The BA-8180/U is the only Zinc-Air battery to hold a U.S. Army battery designation and a National Stock Number (NSN). (An NSN is a Department of Defense catalog number assigned to products authorized for use by the U.S. military. With an NSN, any active, reserve or associated military personnel may purchase these products up to defined limits without need for a requisition or similar purchasing documentation.) The BA-8180/U competes with other primary (disposable) batteries, and primarily lithium based batteries. In some cases, it will also compete with rechargeable batteries.

Zinc-Air batteries have many advantages over primary lithium battery packs. Zinc-Air batteries are inherently safer than primary lithium battery packs in storage, transportation, use, and disposal. They are also more cost-effective than primary lithium batteries. They are lightweight, with up to twice the energy density of primary lithium battery packs. Zinc-Air batteries for the military are also under development by Spectrum Brands Holdings, Inc. (NYSE: SPB), the successor to Rayovac Corporation (“Rayovac”). Rayovac’s military Zinc-Air batteries utilize cylindrical cells, rather than the prismatic cells that we developed. While cylindrical cells may provide higher specific power than our prismatic cells, we believe they will generally have lower energy densities and may be more difficult to manufacture.

The most popular competing primary battery in use by the US Armed Forces is the BA-5590/U, which uses lithium-sulfur dioxide (LiSO2) cells. The largest suppliers of LiSO2 batteries to the US military are believed to be Saft America Inc. (EPA: SAFT) (“Saft”) and Eagle Picher Technologies LLC, a provider of integrated power solutions (“Eagle Picher”). The battery compartment of most military communications equipment, as well as other military equipment, is designed for the XX90 family of batteries, of which the BA-5590/U battery is the most commonly deployed. Another primary battery in this family is the BA-5390/U, which uses lithium-manganese dioxide (LiMnO2) cells. Suppliers of LiMnO2 batteries include Ultralife Batteries Inc., Saft and Eagle Picher.

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

Our BA-8180/U does not fit inside the XX90 battery compartment of any military equipment, and therefore is connected externally using an interface adapter that we also sell to the Army. We believe that the greatly extended mission time and lower total mission cost provided by our BA-8180/U often greatly outweigh the slight inconvenience of fielding an external battery.

Manufacturing

Our facilities for Zinc-Air military batteries and chargers are in the process of being moved from Auburn, Alabama to Hanahan, South Carolina, in the Charleston area.

Lifejacket Lights

Products

We have a product line consisting of seven lifejacket light models. Five of these models are for use with marine life jackets and two are for use with aviation life vests. All of our lifejacket lights work in both freshwater and seawater. Each of our lifejacket lights is certified for use by relevant governmental agencies under various U.S. and international regulations, including the U.S. Federal Aviation Administration’s Technical Standard Order (“TSO”) and the International Convention for the Safety of Life at Sea (“SOLAS”). We manufacture, assemble and package all our lifejacket lights in our factory in Beit Shemesh, Israel.

Marketing

We market our marine safety products through our own network of distributors in Europe, the United States, Asia and Oceania. We market our lights to the commercial aviation industry through an independent company that receives a commission on sales.

Competition

Our primary competitor in the field of aviation safety products, including TSO -approved lifejacket lights, is ACR Electronics Inc. of Hollywood, Florida. Other significant competitors in the marine market include Daniamant Aps of Denmark and England, a provider of survivor location lights, and Alcares ApS of Denmark, a manufacturer of marine emergency lights.

Flow Battery

We are engaged in preliminary research and development of an iron flow battery for grid storage.

Electricity generation can be highly variable, especially if the supply is generated from intermittent, renewable sources such as the sun or wind. A flow battery can store a substantial amount of grid power produced by renewables and return it to the grid as needed, providing a buffer between the supply and demand of electricity. For example, in a solar power station, more power might be generated in the mid-day sun than is needed. The excess power could be stored in the flow battery during the day and used on demand without the need to generate additional electricity at that time.

Flow battery plants can help minimize the necessity of building new fuel-based power plants to address momentary peak demand. It can do this by using stored energy during times of peak demand and collecting energy at trough times, reducing the need to scale fuel-based energy production. This becomes even more crucial as more renewables come on line with their highly variable output. We believe this would be an integral part of the initiative to modernize the electrical power grid.

According to the Boston Consulting Group, the grid storage market is estimated to exceed $400 billion by 2030. This represents a global storage capacity of 430 giga-watts. To give some perspective, grid storage currently approximates 100 giga-watts, so the market is expected to more than quadruple in only 16 years.

Preliminary research and development into the iron flow battery has yielded what we believe to be promising results in lab tests, and we have filed a patent application covering our new technology. We are currently in our next stage of development, wherein we hope to demonstrate a lab-scale pilot battery, complete with a unique membrane and an in-house manufactured anode. We are working to complete this stage of the project, at which point we would move to the next stage: demonstrating a 20kW/100kWh pilot battery (approximately the size of a shipping container).

Backlog

We generally sell our products under standard purchase orders. Orders constituting our backlog are subject to changes in delivery schedules and are typically cancelable by our customers until a specified time prior to the scheduled delivery date. Accordingly, our backlog is not necessarily an accurate indication of future sales. As of December 31, 2014 and 2013, our funded backlog for the following year was approximately $69.9 million and $58.0 million, respectively, divided between our divisions as follows:

Division	2014	2013
Training and Simulation Division	$45,731,000	$45,892,000
Power Systems Division	24,175,000	12,067,000
TOAL:	$69,906,000	$57,959,000

Major Customers

During 2014 and 2013, including both of our divisions, various branches of the United States military accounted for approximately 56% and 55% of our revenues. See “Item 1A. Risk Factors – Risks Related to Government Contracts,” below.

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

Our intellectual property portfolio includes two issued U.S. patents, which expire between 2020 and 2030. We also have two patent applications pending for examination in foreign jurisdictions.

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

Research and Development

During the years ended December 31, 2014 and 2013, our research and product development expenses were approximately $3.3 million and $3.0 million, respectively. Not included in these figures is research and development where the costs were underwritten by customers or charged directly to projects as non-recovered engineering costs.

Employees

As of December 31, 2014, we had approximately 531 total employees worldwide, the majority of whom were full-time employees. Our success will depend in large part on our ability to attract and retain skilled and experienced employees.

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

Regulatory Matters

Our businesses are heavily regulated in most of our markets. We deal with numerous U.S. government agencies and entities, including, but not limited to, branches of the U.S. military and the Department of Homeland Security. Similar government authorities exist in our international markets. We are also subject to export regulations. For additional information related to export regulations, see Item 1A, entitled “Risk Factors – We may not be able to receive or retain the necessary licenses or authorizations required for us to export or re-export….”

Government Contracts

The U.S. government, and other governments, may terminate any of our government contracts at their convenience, as well as for default, based on our failure to meet specified performance requirements. If any of our U.S. government contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were to be terminated for default, generally the U.S. government would pay only for the work that has been accepted and can require us to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. government can also hold us liable for damages resulting from the default. For additional information related to government contracts, see Item 1A. “Risk Factors – Risks Related to Government Contracts.”

Environmental

We are subject to various federal, state, local and non-U.S. laws and regulations relating to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. We continually assess our compliance status and management of environmental matters to ensure our operations are in substantial compliance with all applicable environmental laws and regulations. Investigation, remediation, operation and maintenance costs associated with environmental compliance and management of sites are a normal, recurring part of our operations. These costs often are allowable costs under our contracts with the U.S. government. It is reasonably possible that continued environmental compliance could have a material impact on our results of operations, financial condition or cash flows if additional work requirements or more stringent clean-up standards are imposed by regulators, new areas of soil and groundwater contamination are discovered and/or expansions of work scope are prompted by the results of investigations.

ITEM 1A.                   RISK FACTORS

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Report and presented elsewhere by management from time to time.

Business-Related Risks

We have had a history of losses and may incur future losses.

We were incorporated in 1990 and began our operations in 1991. We have funded our operations principally from funds raised in public and private offerings of our common stock and equity and debt securities convertible or exercisable into shares of our common stock; research contracts and supply contracts; funds received under research and development grants from the Government of Israel; and sales of products that we and our subsidiaries manufacture. We have incurred significant net losses since our inception. Additionally, as of December 31, 2014, we had an accumulated deficit (including discontinued operations) of approximately $179.6 million. In an effort to reduce operating expenses and maximize available resources, we have consolidated certain of our subsidiaries, shifted personnel and reassigned responsibilities. We have also taken a variety of other measures to limit spending and will continue to assess our internal processes to seek additional cost-structure improvements. Although we believe that such steps have helped to reduce our operating expenses and maximize our available resources and enabled us to operate at a net profit in the recent past, there can be no assurance that we will be able to maintain profitability consistently or that our business will continue to exist.

We need significant amounts of capital to operate and grow our business and to pay our debt.

We require substantial funds to operate our business, including marketing our products and developing and marketing new products. To the extent that we are unable to fully fund our operations, including repaying our outstanding debt, through profitable sales of our products and services, we will need to seek additional funding, including through the issuance of equity or debt securities. In addition, based on our internal forecasts, the assumptions described under “Liquidity and Capital Resources” below, and subject to the other risk factors described herein, we believe that our present cash position and anticipated cash flows from operations and lines of credit should be sufficient to satisfy our current estimated cash requirements for 2015. However, in the event our internal forecasts and other assumptions regarding our liquidity prove to be incorrect, we may need to seek additional funding. There can be no assurance that we will obtain any such additional financing in a timely manner, on acceptable terms, or at all. If additional funds are raised by issuing equity securities or convertible debt securities, stockholders may incur further dilution. If we incur additional indebtedness, we may be subject to affirmative and negative covenants that may restrict our ability to operate or finance our business. If additional funding is not secured, we will have to modify, reduce, defer or eliminate parts of our present and anticipated future commitments and/or programs.

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

Our bank and other indebtedness (short and long term) totaled approximately $21.3 million as of December 31, 2014 (not including trade payables, other account payables, capital leases, and accrued severance pay), of which $33,000 was bank working capital lines of credit and approximately $19.3 million represents two term loans entered into to fund the UEC acquisition. In addition, we may incur additional indebtedness in the future. Accordingly, we are subject to the risks associated with significant indebtedness, including:

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

In February 2013, our primary bank increased our credit line (“Line of Credit”) by 50%, from $10.0 million to $15.0 million, and the expiration of the Line of Credit was extended to May 31, 2015. Additionally, in April 2014 we agreed with our bank to amend the Line of Credit to add two term loans to it: an $18.0 million 61-month senior term loan at an interest rate of 3.75% over LIBOR, and a $4.5 million 61-month B term loan at an interest rate of 5.5% over LIBOR along with extending the Line of Credit until May 2016.

Our amended and restated credit agreement contains certain financial covenants. Commencing with the fiscal quarter ending June 30, 2014, our “Fixed Charge Coverage Ratio”, determined on a combined basis with UEC and otherwise computed in the same manner as under the previous version of the credit agreement (the “Original Credit Agreement”), has been raised to 1.25-to-1 from 1.10-to-1. “Net Advances to Affiliates” are now defined with reference to FAAC or UEC, as the case may be, and may not increase by more than $5.5 million on a combined basis for both borrowers in any calendar year over a “Base Amount” to be determined by mutual agreement of Arotech and the bank.

In addition, UEC’s earnings before interest, taxes, depreciation and amortization with certain add-backs (“EBITDA”), computed on a stand-alone basis, may not be less than $4.5 million for any trailing twelve-month period ending at the end of a fiscal quarter (a “Test Period”) beginning with the Test Period ending September 30, 2014 and each succeeding fiscal quarter thereafter. Second, the ratio of “Combined Funded Indebtedness” (defined as all indebtedness (a) in respect of money borrowed, (b) evidenced by a note, debenture or other like written obligation to pay money, (c) in respect of rent or hire of property under leases or lease arrangements which under GAAP are required to be capitalized or (d) in respect of obligations under conditional sales or other title retention agreements, all as determined on a combined basis for FAAC and UEC) to “Combined Adjusted EBITDA” (defined as EBITDA of FAAC and UEC computed on a combined basis) may not exceed (a) 2.25-to-1.0 for the Test Period ending September 30, 2014 or any Test Period ending as of the end of any fiscal quarter thereafter prior to the fiscal quarter ending March 31, 2015 or (b) 2.00-to-1.0 for the Test Period ending March 31, 2015 or any Test Period ending as of the end of any fiscal quarter thereafter.

A failure to comply with the obligations contained in the agreements governing our indebtedness could result in an event of default under such agreements which could result in an acceleration of debt under other instruments evidencing indebtedness that contain cross-acceleration or cross-default provisions. If our indebtedness were to be accelerated, there can be no assurance that our future cash flow or assets would be sufficient to repay in full such indebtedness. We were in compliance with all debt covenants as of December 31, 2014.

We may not be successful in operating our electronics engineering and design services for the military business, which is a new business for us.

The business of electronics engineering and design services for the military is a new business for us and our management group has limited experience operating this particular type of business. Although we have retained UEC’s management personnel, we cannot assure that such personnel will continue to work for us or that we will be successful in managing this new business. Additionally, we may not be able to successfully integrate the operations and personnel of UEC into our business, and we may not realize any anticipated benefits of such acquisition. If we are unable to successfully operate this new business, our business, financial condition and results of operations could be materially impaired.

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

As of December 31, 2014, we had recorded goodwill of $45.4 million. Any future impairment of goodwill or other intangible assets may have a significant impact on earnings. Goodwill is not amortized, but is tested for impairment at the reporting unit level. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, which, in the Power Systems Division in 2014, was a six percent margin. There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the measurement and recognition of goodwill impairment. These risks include, but are not limited to, adverse changes in legal factors or the business climate, an adverse action or assessment by a regulator, a more-likely-than-not expectation that all or a significant portion of a reporting unit may be disposed of, a sustained decline in our market capitalization, significant negative variances between actual and expected financial results, and lowered expectations of future financial results.

Significant judgments inherent in these analyses include assumptions about appropriate sales growth rates, WACC and the amount of expected future net cash flows. The judgments and assumptions used in the estimate of fair value are generally consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the reporting units and trade name.

The goodwill of our Training and Simulation Division equaled $24.4 million and the goodwill of our Power Systems Division equaled $21.0 million at December 31, 2014. Based on the discounted cash flow valuation at December 31, 2014, an increase in the WACC or changes in other significant variables for the Power Systems Division could potentially result in impairment.

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

We are subject to the Dodd-Frank Wall Street Reform and Consumer Protection Act disclosure requirements regarding the use of “conflict minerals”

Beginning in 2014, the Dodd-Frank Wall Street Reform and Consumer Protection Act imposes new disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries in products, whether or not these products are manufactured by third parties. The definition of “conflict minerals” includes tin, tantalum, tungsten and gold, and their derivatives, some of which we use in the activities of our Power Systems Division. These new requirements could affect the pricing, sourcing and availability of minerals used in the manufacture of our products. There will be additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products. We may also encounter challenges with our customers and stockholders if we are unable to certify that our products are conflict free.

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

We are highly dependent on the managers of our Simulation Division and our Power Systems Division, and the loss of the services of any of these persons could adversely affect us. We are especially dependent on the services of our President and Chief Executive Officer, Steven Esses, and our Executive Chairman, Robert S. Ehrlich. The loss of either Mr. Esses or Mr. Ehrlich could have a material adverse effect on us. We are party to employment agreements with Mr. Esses and Mr. Ehrlich, both of which agreements expire at the end of 2017. We do not have key-man life insurance on either Mr. Esses or Mr. Ehrlich.

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

A significant portion of our sales are made to customers located outside the U.S., primarily in Europe and Asia. In 2014 and 2013, 19.1% and 16.5%, respectively, of our revenues, were derived from sales to customers located outside the U.S. We expect that our international customers will continue to account for a substantial portion of our revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, foreign taxes, longer payment cycles and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect our sales to international customers. See also “Israel-Related Risks,” below.

Risks Related to Government Contracts

A significant portion of our business is dependent on government contracts and reduction or reallocation of defense or law enforcement spending could reduce our revenues.

Most of our customers to date have been in the public sector of the U.S., including the federal, state and local governments and the military, and in the public sectors of a number of other countries. A significant decrease in the overall level or allocation of defense or law enforcement spending in the U.S. or other countries could reduce our revenues and have a material adverse effect on our future results of operations and financial condition.

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

In years when Congress does not complete its budget process before the end of its fiscal year (September 30), government operations are funded through a continuing resolution (CR) that temporarily funds federal agencies. Recent CRs have generally provided funding at the levels provided in the previous fiscal year and have not authorized new spending initiatives. When the federal government operates under a CR, delays can occur in the procurement of products and services. Historically, such delays have not had a material effect on our business; however, should sequestration not be alleviated, it could continue to have significant consequences to our business and our industry.

Additionally, our business could be affected if the demand for and priority of funding for combat operations overseas decreases, which may reduce the demand for our services on contracts supporting some operations and maintenance activities in the Department of Defense or if we experience an increase in set-asides for small businesses, which could result in our inability to compete directly for prime contracts.

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

Changes in internal controls or accounting guidance could cause volatility in our stock price.

Guidance regarding implementation and interpretation of the provisions of Section 404 of the Sarbanes-Oxley Act continues to be issued by the standards-setting community. Smaller reporting companies have been granted permanent exemption from having to obtain an auditors’ report on the effectiveness of their internal control over financial reporting. We became an accelerated filer as of December 31, 2014 and are subject to an audit of our internal controls. As a result of the ongoing interpretation of new guidance and the audit testing that may be required to be completed in the future, our internal controls over financial reporting may include an unidentified material weakness that would result in our receiving an adverse opinion on our internal controls over financial reporting from our independent registered public accounting firm. This could result in significant additional expenditures responding to the Section 404 internal control audit, heightened regulatory scrutiny and potentially an adverse effect to the price of our stock.

In addition, due to increased regulatory scrutiny surrounding publicly traded companies, the possibility exists that a restatement of past financial results could be necessitated by an alternative interpretation of present accounting guidance and practice. Although management does not currently anticipate that this will occur, a potential result of such interpretation could be an adverse effect on our stock price.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

During the course of testing our disclosure controls and procedures and internal control over financial reporting, we may identify and disclose material weaknesses or significant deficiencies in internal control over financial reporting that will have to be remedied. Implementing any appropriate changes to our internal control may require specific compliance training of our directors, officers and employees, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal control over financial reporting, and any failure to maintain that adequacy or inability to produce accurate financial statements on a timely basis could result in our financial statements being unreliable, increase our operating costs and materially impair our ability to operate our business.

Failure to achieve and maintain effective internal control over financial reporting could result in a loss of investor confidence in our financial reports and could have a material adverse effect on our stock price. Additionally, failure to maintain effective internal control over our financial reporting could result in government investigation or sanctions by regulatory authorities.

Compliance with public company obligations, including the securities laws and regulations, is costly and requires significant management resources, and we may fail to comply. We are now an “accelerated filer,” and beginning with our Form 10-Q for the quarter ending March 31, 2015 will no longer qualify to report under smaller reporting company disclosure rules, and as a result will be subject to more comprehensive disclosure obligations, with increased compliance costs.

The federal securities laws and regulations, including the corporate governance and other requirements of the Sarbanes-Oxley Act of 2002, impose complex and continually changing regulatory requirements on our operations and reporting. Because the aggregate market value of our public float was in excess of $75 million as of June 30, 2014, we became an “accelerated filer” as of the end of our 2014 fiscal year. As a result, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our independent registered public accounting firm auditing our financial statements is now required to attest to and report on the effectiveness of our internal control over financial reporting. The auditor attestation requirement applies to us for the first time with respect to this Annual Report on Form 10-K. In addition, beginning with our Form 10-Q for our first quarter of fiscal 2015, we will be required to satisfy all of the larger reporting company disclosure requirements. These requirements will increase our legal compliance obligations and costs, which could harm our results of operations and divert management’s attention from business operations.

Relatively speaking, we are a small company with limited resources.  There can be no assurances that we will be able to comply with the added “accelerated filer” requirements by applicable deadlines and to maintain compliance in the future. If our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting for future year ends, investors could lose confidence in the reliability of our financial reporting.

We do not anticipate paying cash dividends.

We currently intend to retain any future earnings for funding growth and, as a result, do not expect to pay any cash dividends in the foreseeable future. Additionally, our ability to declare dividends, should we decide to do so, is restricted by the terms of our debt agreements.

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

The classification system of electing directors and the removal provision may tend to discourage a third-party from making a tender offer or otherwise attempting to obtain control of us and may maintain the incumbency of our board of directors, as the classification of the board of directors increases the difficulty of replacing a majority of the directors. These provisions may have the effect of deferring hostile takeovers, delaying changes in our control or management or may make it more difficult for stockholders to take certain corporate actions. The amendment of any of these provisions would require approval by holders of at least 85% of the outstanding common stock.

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

Israel withdrew unilaterally from the Gaza Strip and certain areas in northern Samaria in 2005. Thereafter Hamas, an Islamist terrorist group responsible for many attacks, including missile strikes against Israeli civilian targets, won the majority of the seats in the Parliament of the Palestinian Authority in January 2006 and took control of the entire Gaza Strip, by force, in June 2007. Since then, Hamas and other Palestinian movements have launched thousands of missiles from the Gaza strip into civilian targets in southern Israel. In late 2008, a sharp increase in rocket fire from Gaza on Israel’s western Negev region, extending as far as 25 miles into Israeli territory and disrupting most day-to-day civilian activity in the proximity of the border with the Gaza Strip, prompted the Israeli government to launch military operations against Hamas that lasted approximately three weeks. Israel declared a unilateral ceasefire in January 2009, which substantially diminished the frequency of, but did not eliminate, Hamas rocket attacks against Israeli cities. In November 2012, following an increase in rocket attacks and hostile activity originating from the Gaza Strip, the Israeli government launched an air attack on Hamas. Rockets were fired into Israel extending as far as Tel Aviv and Jerusalem. After seven days, a ceasefire was agreed to by Israel and Hamas. This was followed by a period of relative calm that continued until July 2014, when rocket attacks resumed, and Israel began experiencing another round of armed conflict with Hamas in the Gaza Strip, with missiles reaching throughout Israel and Israeli ground forces engaged in operations within the Gaza Strip. The landing of one rocket about a mile from Israel’s primary international airport on July 22, 2014 caused the Federal Aviation Administration to prohibit landings of U.S.-based carriers into Ben Gurion International Airport for a period of approximately 48 hours. A ceasefire was agreed to in August 2014.

Our Israeli production facilities in the cities of Beit Shemesh and Dimona, are located approximately 27 miles and 38 miles, respectively, from the nearest point of the border with the Gaza Strip. There can be no assurance that Hamas will not begin to use on a more frequent basis longer-range missiles capable of reaching our facilities, which could result in a significant disruption of the Israel-based portion of our business. Additionally, recent political events, including political uprisings, social unrest and regime change, in various countries in the Middle East and North Africa have weakened the stability of those countries, which could result in extremists coming to power, including in countries with which Israel has signed peace treaties that may not be respected by extremists. In addition, Iran has threatened to attack Israel, and Israel is reported to be considering a pre-emptive attack on Iran, which is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza and Hezbollah in Lebanon. These situations may potentially escalate in the future to more violent events which may affect Israel and us. Any major hostilities involving Israel, including as a result of the military conflicts between the Fatah and Hamas in Gaza Strip, Judea and Samaria, or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our business, operating results and financial condition.

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

We are organized under the laws of the State of Delaware and will be subject to service of process in the United States. However, approximately 17.9% of our assets are located outside the United States. In addition, two of our directors and some of our executive officers are residents of Israel and a portion of the assets of such directors and executive officers are located outside the United States.

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

Although a substantial majority of our revenues and a substantial portion of our expenses are denominated in U.S. dollars, a portion of our costs, including personnel and facilities-related expenses, is incurred in New Israeli Shekels (NIS). Inflation in Israel will have the effect of increasing the dollar cost of our operations in Israel, unless it is offset on a timely basis by a devaluation of the NIS relative to the dollar. In 2014, the inflation-adjusted NIS depreciated against the dollar.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Our primary executive offices are located in the offices of our Simulation Division, consisting of approximately 17,300 square feet of office and warehouse space in Ann Arbor, Michigan, pursuant to a lease expiring in July 2018. We have also leased 17,200 square feet of office and warehouse space adjacent to our main offices pursuant to a lease beginning in June 2006 and expiring in July 2018. Additionally, pursuant to a lease expiring in October 2015, we are leasing approximately 10,000 square feet of office and lab space in Orlando, Florida.

We also lease approximately 5,500 square feet in Royal Oak, Michigan pursuant to a lease terminating in November 2018.

In August 2011, we purchased 40,000 square feet of office and warehouse space in Ann Arbor, Michigan, approximately three miles from the mail location of our Simulation Division, where we began to consolidate certain of our operations beginning in 2011. Subsequently, in December 2012, we subleased 7,000 square feet of surplus space of the purchased building to a non-profit organization as office space for a term of 10 years with an option to terminate the sublease with a one year prior notice in May 2018.

Our Power Systems Division operates out of facilities in Hanahan, South Carolina, constituting approximately 72,000 square feet, which are leased from the former owners of UEC through the end of 2024. We also have 30,000 square feet of leased facilities in Auburn, Alabama through the end of April 2015 and we are in the process of consolidating all operations of our Power Systems Division to Hanahan, South Carolina.

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

Our Power Systems Division also maintains approximately 23,000 square feet of factory, office and warehouse space in Dimona, Israel, in Israel’s Negev desert (within Israel’s pre-1967 borders), on a month-to-month basis.

In March 2007, we purchased 16,700 square feet of space for the now discontinued Armor Division in Auburn, Alabama for approximately $1.1 million pursuant to a seller-financed secured purchase money mortgage. Half of the mortgage is payable over ten years in equal monthly installments based on a 20-year amortization of the full principal amount, and the remaining half is payable at the end of ten years in a balloon payment. The building was leased to a third party and was listed for sale with a local real estate agent. Additionally, the carrying value of this property was written down to zero as part of the 2011 Armor Division impairment. On February 9, 2015, we sold the building to the current tenant for $925,000. On that same date, the existing mortgage and existing building lease were terminated which ended any obligation we had for this property.

We believe that our existing and currently planned facilities are adequate to meet our current and foreseeable future needs.

ITEM 3.                      LEGAL PROCEEDINGS

As of the date of this filing, there were no material pending legal proceedings against us, and there were no material legal proceedings active against us during 2014.

ITEM 4.                      MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market. Our Nasdaq ticker symbol is “ARTX.” The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock on the Nasdaq Global Market System:

Year Ended December 31, 2014	High	Low
Fourth Quarter	$3.54	$2.02
Third Quarter	$4.73	$3.13
Second Quarter	$5.92	$2.96
First Quarter	$6.61	$2.40

Year Ended December 31, 2013	High	Low
Fourth Quarter	$3.91	$1.63
Third Quarter	$2.71	$1.32
Second Quarter	$1.93	$1.00
First Quarter	$1.31	$0.91

As of February 28, 2015, we had approximately 158 holders of record of our common stock.

Share Repurchase Program

Common Stock Repurchase Program

In February 2009, we authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of our common stock (increased to $2.0 million in August 2014). Pursuant to this plan, through September 30, 2014, we repurchased an aggregate of 638,611 shares of our common stock for an aggregate purchase price of $869,931 ($857,018 net of commissions). The following table shows information relating to the repurchase of our common stock during the three months ended December 31, 2014; through such date, 738,611 shares had been purchased for a total cost of $1,098,967 ($1,084,060 net of commissions):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)		Total Number of Shares Purchased as Part of Plan	Maximum Approximate Dollar Value of Shares that May Yet be Purchased
October 1, 2014 through October 31, 2014	–		$–	–		$1,142,982
November 1, 2014 through November 30, 2014	100,000		$2.27	738,611		$915,940
December 1, 2014 through December 31, 2014	–		$–	–		$915,940
TOTAL THIS QUARTER	100,000	$		738,611	$

(1) Average price paid per share includes commissions and is rounded to the nearest two decimal places.

The repurchase program is subject to management’s discretion, and expires August 11, 2015.

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

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve inherent risks and uncertainties. When used in this discussion, the words “believes,” “anticipates,” “expects,” “estimates” and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those set forth elsewhere in this report. Please see “Risk Factors,” above, and in our other filings with the Securities and Exchange Commission.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements contained in Item 8 of this report, and the notes thereto. We have rounded amounts reported here to the nearest thousand, unless such amounts are more than $1.0 million, in which event we have rounded such amounts to the nearest hundred thousand.

General

We are a defense and security products and services company, engaged in two business areas: interactive simulation for military, law enforcement and commercial markets; and batteries and charging systems for the military, commercial and medical markets. We operate in two business units:

➢
We develop, manufacture and market advanced high-tech multimedia and interactive digital solutions for use-of-force training and driving training of military, law enforcement, security, emergency services and other personnel through our Training and Simulation Division.

➢
We provide advanced battery solutions, innovative energy management and power distribution technologies and world-class product design and manufacturing services for the aerospace, defense, law enforcement, homeland security markets, and we manufacture and sell lithium and Zinc-Air batteries, for defense and security products and other military applications through our Power Systems Division.

Our results for 2013 and for the first three months of 2014 do not include the results of UEC Electronics, LLC, a South Carolina limited liability company that we purchased on April 1, 2014.

Critical Accounting Policies

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for bad debts, taxes, inventory, purchase price allocation, contingencies and deferred warranty revenue, impairment of intangible assets and goodwill. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results may differ from these estimates.

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

Similarly, UEC also uses percentage of completion for certain contracts. The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared with the total estimated project requirement, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management.

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

We account for our other revenues from MILO Range simulators in accordance with the provisions of FASB ASC 985-605. We exercise judgment and use estimates in connection with the determination of the amount of software license and services revenues to be recognized in each accounting period.

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. If necessary, provisions are made based upon a specific review of all significant outstanding receivables. In determining the provision, we analyze our historical collection experience and current economic trends. We reassess these allowances each accounting period. Historically, our actual losses and credits have been consistent with these provisions with the exception of 2014, when we wrote off $305,000 in our Simulation Division for a bad debt with a foreign client. If actual payment experience with our customers is different than our estimates, adjustments to these allowances may be necessary resulting in additional charges to our statement of operations.

Accounting for Income Taxes

Significant judgment is required in determining our worldwide income tax expense provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment and segregation of foreign and domestic income. Although we believe that our estimates are reasonable, the final tax outcome of these matters may be different than that which is reflected in our historical income tax provisions and accruals.

We have provided a valuation allowance on our net deferred income tax assets, which includes federal, state and foreign net operating loss carryforwards, because of the uncertainty regarding their realization. Our accounting for deferred taxes under FASB ASC 740-10, involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance was required, we primarily considered such factors as our history of operating losses and expected future losses in certain jurisdictions and the nature of our deferred tax assets. We provide valuation allowances in respect of deferred tax assets resulting principally from the carryforward of tax losses. Management currently believes that it is more likely than not that our deferred tax assets in the U.S. and Israel will not be realized in the foreseeable future but as our results improve, this may change in future periods. We do not provide for U.S. federal income taxes on the undistributed earnings of our foreign subsidiaries because such earnings are re-invested and, in the opinion of management, will continue to be re-invested indefinitely.

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

Inventories

Our policy for valuation of inventory and commitments to purchase inventory, including the determination of obsolete or excess inventory, requires us to perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, valuation of existing inventory, as well as product lifecycle and product development plans. The estimates of future demand that we use in the valuation of inventory are the basis for our revenue forecast, which is also used for our short-term manufacturing plans. Inventory reserves are also provided to cover risks arising from slow-moving items. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. We may be required to record additional inventory write-down if actual market conditions are less favorable than those projected by our management. For fiscal 2014, no significant changes were made to the underlying assumptions related to estimates of inventory valuation or the methodology applied.

Goodwill

As of December 31, 2014, we had recorded goodwill of $45.4 million. We allocate goodwill acquired in a business combination to the appropriate reporting unit as of the acquisition date. Currently our reporting units are also our reportable segments and the associated goodwill was determined when the specific businesses in the reportable segments were purchased. Under FASB ASC 350-10, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, and tests between annual tests in certain circumstances, based on estimated fair value in accordance with FASB ASC 350-10, and written down when impaired.

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

We completed our annual goodwill impairment review using the financial results as of the quarter ended December 31, 2014 using our forecasted plan developed in the fourth quarter.

Under certain circumstances we have the option of performing a qualitative assessment when testing goodwill for impairment. We determined that this qualitative assessment would be appropriate in the case of our Training and Simulation Division, but that with respect to our Power Systems Division, we determined that we were required to perform a quantitative analysis.

With respect to our Training and Simulation Division, we determined, using qualitative factors, that no goodwill was impaired.

 Significant judgments inherent in these analyses include assumptions about appropriate sales growth rates, WACC and the amount of expected future net cash flows. The judgments and assumptions used in the estimate of fair value are generally consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the reporting units and trade name.

The goodwill of our Training and Simulation Division equaled $24.4 million and the goodwill of our Power Systems Division equaled $21.0 million at December 31, 2014. Based on the discounted cash flow valuation at December 31, 2014, an increase in the WACC or changes in other significant variables for the Power Systems Division could potentially result in impairment.

With respect to our Power Systems Division, we undertook the first step of the quantitative analysis, in which we computed a fair value of that reporting unit. The valuation for Power Systems Division exceeded the reporting unit’s carrying value by over 6%; we will continue to monitor the actual results of the reporting unit versus the forecast used for the impairment review and reevaluate the goodwill as required. It should be noted that UEC was just acquired so its fair value and carrying value were the same when acquired in April 2014 and since UEC represents over 50% of the revenue of the Power Systems division, the excess of total fair value over carrying value is adversely impacted. Because we determined, with respect to our Power Systems Division, that the fair value was 6% greater than the carrying value of the unit at the measurement date, the second step of the quantitative impairment assessment was not required, and no goodwill was impaired.

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

As of the December 31, 2014 valuation date, our market capitalization was approximately $56.9 million, which did not, in management’s view, suggest that the fair value estimates used in its impairment assessment required any adjustment.

Other Intangible Assets

Other intangible assets are amortized over the period during which benefits are expected to accrue, currently estimated at one to ten years.

The determination of the value of such intangible assets requires us to make assumptions regarding future business conditions and operating results in order to estimate future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we could be required to record additional impairment charges.

Impairment analysis triggering events include - A significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the long lived asset, and a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

Warranty Reserves

We typically offer a one to two year warranty for many of our products. The specific terms and conditions of those warranties vary depending upon the product sold and country in which we do business. We estimate the costs that may be incurred under our basic limited warranty, including parts and labor, and record warranty liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. We periodically assesses the adequacy of our reserves and adjust the amounts as necessary.

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

Executive Summary

Overview of Results of Operations

We achieved profitability for the years ended December 31, 2014 and 2013. While we expect to continue to derive revenues from the sale of products that we manufacture and the services that we provide, there can be no assurance that we will be able to maintain profitability on a consistent basis.

A portion of our expenses during 2014 arose as a result of one-time expenses and non-cash charges. These charges were primarily related to our UEC acquisition, financings and stock-based awards to employees. To the extent that we continue certain of these activities during 2015, we would expect to continue to incur such expenses in the future.

Acquisitions

In acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of intangible assets in the amount of a fraction (based on the useful life of the intangible assets) of the amount recorded as intangible assets. Such amortization charges continued during 2014 and increased due to the UEC acquisition. We are required to review intangible assets for impairment whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that an intangible asset has been impaired, we must record the impairment charge in our statement of operations.

In the case of goodwill, the assets recorded as goodwill are not amortized; instead, we are required to perform an annual impairment review. If we determine, through the impairment review process, that goodwill has been impaired, we must record the impairment charge in our statement of operations.

We incurred non-cash charges for amortization of intangible assets in 2014 and 2013 in the amount of $2.7 million and $1.1 million, respectively.

Issuances of Restricted Shares and Restricted Stock Units.

During 2014 and 2013, we issued restricted shares and restricted stock units to certain of our employees and to our directors. Each restricted stock unit is equal to one share of Company stock and is redeemable only for stock. These shares were issued as stock bonuses or were the required annual grant to directors, and are restricted for a period of up to three years from the date of issuance. Relevant accounting rules provide that the aggregate amount of the difference between the purchase price of the restricted shares or restricted stock units (in this case, generally zero) and the market price of the shares on the date of grant is taken as a general and administrative expense, amortized over the life of the period of the restriction.

We incurred non-cash charges related to stock-based compensation in 2014 and 2013 in the amount of $1.4 million and $437,000, respectively.

Transition to Accelerated Filer Status.

We became an accelerated filer as of December 31, 2014 and are now subject to an audit of our internal controls. We expect our general and administrative expenses to reflect these new expenses going forward.

Overview of Operating Performance and Backlog

Overall, our pre-tax profit from continuing operations for 2014 was $4.5 million on revenues of $103.6 million, compared to a pre-tax profit of $3.3 million on revenues of $88.6 million during 2013. As of December 31, 2014, our overall backlog for continuing operations totaled $69.9 million compared to a backlog of $58.0 million as of December 31, 2013.

In our Training and Simulation Division, revenues decreased from approximately $63.4 million in 2013 to $56.4 million in 2014. This decrease was primarily due to the wind down of the first phase of our VCTS program (revenue in this program will increase due to the second phase of our VCTS program, which commenced in the third quarter of 2014). As of December 31, 2014, our backlog for our Training and Simulation Division totaled $45.7 million compared to a backlog of $45.9 million as of December 31, 2013.

In our Power Systems Division, revenues increased from approximately $25.2 million in 2013 to approximately $47.2 million in 2014. This increase was primarily due to revenue associated with our new UEC subsidiary, offset by the reduced product sales in our other U.S. subsidiary. As of December 31, 2014, our backlog for our Power Systems Division totaled $24.2 million compared to a backlog of $12.1 million as of December 31, 2013.

Common Stock Repurchase Program

In February of 2009, we authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of our common stock (increased to $2.0 million in August 2014). Pursuant to this plan, through December 31, 2014 we have repurchased an aggregate of 738,611 shares of our common stock for an aggregate purchase price of $1,098,967 ($1,084,060 net of commissions), all of which was purchased after April 1, 2009. At December 31, 2014, we had remaining authorization for the repurchase of up to $915,940 in shares of our common stock. The repurchase program is subject to the discretion of our management.

Results of Operations

Summary

Following is a table summarizing our results of continuing operations for the years ended December 31, 2014 and 2013, after which we present a narrative discussion and analysis. Our results for 2013 and for the first three months of 2014 do not include the results of UEC Electronics, LLC, a South Carolina limited liability company that we purchased on April 1, 2014.

	Year Ended December 31,
	2014	2013
Revenues:
Training and Simulation Division	$56,404,498	$63,425,319
Power Systems Division	47,157,851	25,146,109
	$103,562,349	$88,571,428
Cost of revenues:
Training and Simulation Division	$35,322,870	$44,257,129
Power Systems Division	35,531,867	20,223,011
	$70,854,737	$64,480,140
Research and development expenses:
Training and Simulation Division	$1,571,295	$1,296,956
Power Systems Division	1,751,154	1,658,927
	$3,322,449	$2,955,883
Selling and marketing expenses:
Training and Simulation Division	$4,800,580	$4,448,036
Power Systems Division	1,120,758	1,169,669
	$5,921,338	$5,617,705
General and administrative expenses:
Training and Simulation Division	$4,340,145	$3,553,058
Power Systems Division	3,941,568	1,630,641
Corporate	8,979,645	5,703,260
	$17,261,358	$10,886,959
Amortization of intangible assets:
Training and Simulation Division	$263,365	$581,886
Power Systems Division	2,433,375	509,240
	$2,696,740	$1,091,126
Operating income:
Training and Simulation Division	$10,106,243	$9,288,254
Power Systems Division	2,379,129	(45,379)
Corporate	(8,979,645)	(5,703,260)
	$3,505,727	$3,539,615
Other income:
Training and Simulation Division	$227,360	$4,761
Power Systems Division	211,676	253,600
Corporate	2,119,557	27,896
	$2,558,593	$286,347
Financial (expense) income:
Training and Simulation Division	$(50,975)	$(44,146)
Power Systems Division	(215,453)	(30,733)
Corporate	(1,287,094)	(424,393)
	$(1,553,522)	$(499,272)
Income tax expense (benefit):
Training and Simulation Division	$133,692	$319,225
Power Systems Division	(61,777)	134,995
Corporate	951,922	598,500
	$1,023,837	$1,052,720
Net income – continuing operations:
Training and Simulation Division	$10,148,936	$8,929,644
Power Systems Division	2,437,129	42,493
Corporate	(9,099,104)	(6,698,167)
	$3,486,961	$2,273,970

Fiscal Year 2014 compared to Fiscal Year 2013

Revenues. During 2014, we recognized revenues as follows:

➢
Training and Simulation Division – We recognized revenues from the sale of air warfare simulators and vehicle simulators, interactive use-of-force training systems and from the provision of maintenance services in connection with such systems.

➢
Power Systems Division – We recognized revenues from sales of electronics engineering products and provision of design services for the military, as well as from the sale of batteries, chargers, adapters and power hub products to the military and commercial customers. We also recognized revenues from the sale of water-activated battery (WAB) lifejacket lights.

Revenues for 2014 totaled $103.6 million, compared to $88.6 million in 2013, an increase of $15.0 million, or 16.9%. In 2014, revenues were $56.4 million for the Training and Simulation Division (compared to $63.4 million in 2013, a decrease of $7.0 million, or 11.1%, due primarily to the wind down of the first phase of our VCTS program (revenue in this program will increase due to the second phase of our VCTS program, which commenced in the third quarter of 2014); and $47.2 million for the Power Systems Division (compared to $25.2 million in 2013, an increase of $22.0 million, or 87.5%, due primarily to $27.2 million in revenue generated by our new electronics engineering and design services for the military business, offset by reduced revenue in certain of our other businesses).

The table below details the percentage of total recognized revenue by type of arrangement for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
Type of Revenue	2014	2013
Sale of products	94.7%	95.0%
Maintenance and support agreements	3.8%	3.3%
Long term research and development contracts	1.5%	1.7%
Total	100.0%	100.0%

Cost of revenues. Cost of revenues totaled $70.8 million during 2014, compared to $64.5 million in 2013, an increase of $6.3 million, or 9.9%, due primarily to the product mix of the reporting units, which included products sold at a higher margin. Cost of revenues were $35.3 million for the Training and Simulation Division (compared to $44.3 million in 2013, a decrease of $9.0 million, or 20.2%, due primarily to lower revenue and a higher margin product mix) and $35.5 million for the Power Systems Division (compared to $20.2 million in 2013, an increase of $15.3 million, or 75.7%, due primarily to revenue generated by our electronics engineering and design services for the military business, offset by reduced revenue in certain our other businesses).

Research and development expenses. Research and development expenses for 2014 were $3.3 million, compared to $3.0 million during 2013, an increase of $367,000, or 12.4%, due primarily to continuing research on training systems and battery technologies for new products.

Selling and marketing expenses. Selling and marketing expenses for 2014 were $5.9 million, compared to $5.6 million in 2013, an increase of $304,000, or 5.4%, due primarily to increased trade show representation and the sales efforts of both divisions, including additional expenses related to our addition of a new line of business.

General and administrative expenses. General and administrative expenses for 2014 were $17.3 million, compared to $10.9 million in 2013, an increase of $6.4 million, or 56.9%, due primarily to our acquisition of UEC ($2.6 million) and $813,000 in one-time, acquisition related expenses, along with increased corporate salary and benefit expenses.

Amortization of intangible assets. Amortization of intangible assets totaled $2.7 million in 2014, compared to $1.1 million in 2013, an increase of $1.6 million, or 147.2%, due primarily to the additional $2.4 million in amortization expenses relating to our acquisition of UEC, offset by fully amortized acquisition related intangibles relating to other subsidiaries in our Training and Simulation and Power Systems Divisions.

Other income. Other income totaled $2.6 million in 2014, compared to other income of $286,000 in 2013, an increase of $2.3 million, or 793.4%, due primarily to a $2.0 million fair value adjustment of the potential 2015 earn-out due the previous owners of UEC. This adjustment was recorded due to reduction of the deemed purchase price of UEC as a result of potential payments to the seller that will not be earned because of changes in the expected timing of forecasted cash flows.

Financial expense, net. Financial expense totaled $1.6 million in 2014, compared to financial expense of $449,000 in 2013, an increase of $1.1 million, or 211.2%, due primarily to increased long term interest and bank financing fees relating to our acquisition of UEC, offset by a decrease in corporate interest and bank charges in 2014.

Income taxes. We recorded $1.0 million in tax expense in 2014, compared to $1.1 million in tax expense in 2013, a decrease of $30,000, or 2.7%, mainly concerning “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets). This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $599,000 in non-cash expenses in 2014 and $599,000 in non-cash expenses in 2013. Additionally, overall taxes have increased due to our improved results.

Net income. Due to the factors cited above, we went from a net income from continuing operations of $2.3 million in 2013 to a net income of $3.5 million in 2014, an improvement of $1.2 million or 53.3%.

Liquidity and Capital Resources

As of December 31, 2014, we had $11.3 million in cash and $236,000 in restricted collateral deposits, as compared to December 31, 2013, when we had $5.8 million in cash and $498,000 in restricted collateral deposits. We have experienced fluctuations in available cash in the previous twelve months due to the funding requirements of our larger contracts. These fluctuations have not had a significant impact on our operations, due in part to the increase in our credit facility that was negotiated with our primary bank in 2013. We also had $11.3 million in available, unused bank lines of credit with our main bank as of December 31, 2014, under a $15.0 million credit facility under our FAAC subsidiary, described below. As of December 31, 2014, we had no short-term bank debt with our primary bank.

We have a $15.0 million line of credit (the “Line of Credit”) with our primary bank (the “Bank”), secured by the assets and receivables of FAAC and by the assets and receivables of Arotech and of our U.S. subsidiaries. Additionally, Arotech and certain of its subsidiaries are guarantors of the Line of Credit.

On April 1, 2014, pursuant to an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), the parties to the original credit agreement (the “Original Credit Agreement”) agreed to amend the Line of Credit to add two term loans to it: an $18.0 million 61-month senior term loan at an interest rate of 3.75% over LIBOR, and a $4.5 million 61-month B term loan at an interest rate of 5.5% over LIBOR. The interest rate charged as of December 31, 2014 was 3.91% for term loan A and 5.66% for term loan B. Principal payments are made monthly for term loan A and quarterly for term loan B. Interest is paid monthly for both loans. Pursuant to a joinder agreement that took effect upon our acquisition of UEC (the “Joinder Agreement”), UEC became a party to the Amended Credit Agreement as a co-borrower with FAAC, and provided a guaranty and security substantially identical to those granted by us and EFB. We, FAAC, and EFB also entered into a patent and trademark security agreement with the Bank; upon effectiveness of the Joinder Agreement, UEC executed a substantially identical agreement.

Certain covenants contained in the Original Credit Agreement have been modified in the Amended Credit Agreement. Commencing with the fiscal quarter ending September 30, 2014, our “Fixed Charge Coverage Ratio”, determined on a combined basis with UEC and otherwise computed in the same manner as under the Original Credit Agreement, has been raised to 1.25 to 1 from 1.10 to 1. “Net Advances to Affiliates” are now defined with reference to FAAC or UEC, as the case may be, and may not increase by more than $5,500,000 on a combined basis for both borrowers in any calendar year over a “Base Amount” to be determined by mutual agreement of FAAC and the bank.

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

At the end of 2014 and as of the filing date of this report, we met all required current covenants.

We used available funds in 2014 primarily for investment in fixed assets and repayment of short term debt. We purchased approximately $2.1 million of property and equipment during 2014. Our net property and equipment amounted to $6.5 million as of December 31, 2014.

Net cash provided by operating activities for 2014 and 2013 was $7.4 million and $10.2 million, respectively, a net change of $2.8 million. This difference was due primarily to the profit from continuing operations and the changes in working capital. The timing of cash inflows and outflows has impacted us due to the substantial purchases of products to fulfill the contracts in the Simulation and Training Division and Power Systems Division.

Net cash used in investing activities for 2014 and 2013 was $31.3 million and $1.9 million, a net change of $29.4 million. This difference was due primarily to the $29.1 million acquisition of our UEC subsidiary.

Net cash provided by (used in) financing activities for 2014 and 2013 was $29.9 million and $(4.4 million), respectively, a change of $34.3 million. The increase in 2014 of cash provided by financing activities was due to the $22.5 million in new long term debt associated with the acquisition of UEC and net proceeds from the recent stock offering in the amount of $10.7 million as compared to the stock offering proceeds of $6.3 million in 2013. Additionally, there were repayments of an additional $3.1 million in long term debt in 2014.

As of December 31, 2014, we had essentially no short-term bank debt and $21.3 million in long-term debt outstanding, as compared to December 31, 2013, when we had no short-term bank debt and $1.9 million in long-term debt outstanding for continuing operations, including current maturities.

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

Effective Corporate Tax Rate

Certain of our subsidiaries incurred net operating losses during the years ended December 31, 2014 and 2013. With respect to some of our U.S. subsidiaries that operated at a net profit during 2014, we were able to offset federal taxes against our net operating loss carryforward. These subsidiaries are, however, subject to state taxes that cannot be offset against our net operating loss carryforward. We also set up a tax liability for the impact of the deductions taken for goodwill.

As of December 31, 2014, we had a U.S. net operating loss carryforward of approximately $35.0 million that is available to offset future taxable income under certain circumstances, expiring primarily from 2021 through 2032, and foreign net operating and loss carryforwards of approximately $85.1 million, which are available indefinitely to offset future taxable income under certain circumstances.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our periodic reports that we file with the SEC. These disclosure controls and procedures are intended to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objectives of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of December 31, 2014, our principal executive officer and principal financial officer were able to conclude that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management, including our principal executive and financial officers, is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management has evaluated the effectiveness of our internal controls as of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2014. In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in the 2013 Internal Control – Integrated Framework.

Our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our internal control over financial reporting as of December 31, 2014 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arotech Corporation
Ann Arbor, Michigan

We have audited Arotech Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Arotech Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in this Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Arotech Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arotech Corporation as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for the years then ended and our report dated March 20, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Grand Rapids, Michigan
March 20, 2015

ITEM 9B.                   OTHER INFORMATION

None.

PART III

ITEM 10.                    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Significant Employees

Executive Officers and Directors

Our executive officers and directors and their ages as of February 28, 2015 were as follows:

Name	Age	Position
Steven Esses	51	President, Chief Executive Officer and Director
Robert S. Ehrlich	77	Executive Chairman of the Board
Dr. Jay M. Eastman	66	Director
Seymour Jones	83	Director
Michael E. Marrus	51	Director
Richard Rudy	56	Director
Thomas J. Paup	66	Senior Vice President – Finance and Chief Financial Officer

Our by-laws provide for a board of directors of one or more directors. There are currently seven directors. Under the terms of our certificate of incorporation, the board of directors is composed of three classes of similar size, each elected in a different year, so that only one-third of the board of directors is elected in any single year. Dr. Eastman and Mr. Marrus are designated Class I directors and have been elected for a term expiring in 2015 or until their successors are elected and qualified; Prof. Jones and Mr. Rudy are designated Class II directors elected for a term expiring in 2017 or until their successors are elected and qualified; and Messrs. Esses and Ehrlich are designated Class III directors elected for a term that expires in 2016 or until their successors are elected and qualified. A majority of the Board is “independent” under relevant SEC and Nasdaq regulations.

Steven Esses has been our President and Chief Executive Officer since October 2014. He has been a director since July 2002, our Executive Vice President since January 2003, our Chief Operating Officer from February 2003 until February 2012 and our President since December 2005. From 2000 until 2002, Mr. Esses was a principal with Stillwater Capital Partners, Inc. (“Stillwater”), a New York-based investment research and advisory company specializing in alternative investment strategies. During this time, Mr. Esses also acted as an independent consultant to new and existing businesses in the areas of finance and business development. In 1995, Mr. Esses founded the Dunkin’ Donuts franchise in Israel and was its Managing Director and CEO until 2005. Before founding Dunkin’ Donuts Israel, Mr. Esses was the Director of Retail Jewelry Franchises with Hamilton Jewelry, and before that he served as Executive Director of Operations for the Conway Organization, a major off-price retailer with 17 locations.

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

Robert S. Ehrlich has been our Executive Chairman of the Board since October 2014 and was our Chairman of the Board from January 1993. From October 2002 until September 2014, Mr. Ehrlich was our Chief Executive Officer. From May 1991 until January 1993, Mr. Ehrlich was our Vice Chairman of the Board, from May 1991 until October 2002 he was our Chief Financial Officer, and from October 2002 until December 2005, Mr. Ehrlich also held the title of President. From 1981 to 1991, Mr. Ehrlich served as Chairman of the Board and CEO of Fresenius USA, Inc. (NYSE: FRN), a manufacturer of medical devices. From 1987 to June 2003, Mr. Ehrlich served as a director of PSC Inc. (Nasdaq: PSCX), a manufacturer and marketer of laser diode bar code scanners, and, between April 1997 and June 2003, Mr. Ehrlich was the chairman of the board of PSCX. Mr. Ehrlich received a B.S. and J.D. from Columbia University in New York, New York.

Mr. Ehrlich has experience as an accountant, an attorney and as an investment banker. He has been involved with public companies since the late 1960s, both as an investment banker and as the chief financial officer and a director of Mattel (Nasdaq: MAT), where he was instrumental in helping to uncover fraudulent practices in the preparation of certain of that company’s financial statements, and he continued to serve as a director of Mattel through the late 1980s. After leaving Mattel, Mr. Ehrlich founded his own boutique investment banking company and became a director of certain of the companies involved in his investment banking business. Mr. Ehrlich ultimately became the Chairman and CEO of Fresenius USA and of PSCX, prior to becoming our Chief Financial Officer in 1991 and our Chief Executive Officer in 2002. We believe that Mr. Ehrlich’s background and experience make him appropriate to serve as one of our directors in light of our business and structure.

Dr. Jay M. Eastman has been one of our directors since October 1993. From November 1991 to December 2011, Dr. Eastman served as President and Chief Executive Officer of Lucid, Inc. (OTCQB: LCDX), a public company that is developing laser technology applications for medical diagnosis and treatment; since December 2011, Dr. Eastman has served as a director and Chief Science Officer of Lucid. Dr. Eastman served as Senior Vice President of Strategic Planning of PSCX from December 1995 through October 1997. Dr. Eastman is also a director of Dimension Technologies, Inc., a developer and manufacturer of 3D displays for computer and video displays, and of Chapman Instruments, Inc., a private manufacturer of precision surface metrology instruments. From 1981 until 1983, Dr. Eastman was the Director of the University of Rochester’s Laboratory for Laser Energetics, where he was a member of the staff from 1975 to 1981. He holds, as inventor or co-inventor, 44 patents, and is a fellow of the Optical Society of America and the Society of Photo-Optical Instrumentation Engineers, as well as an honorary member of the Rochester Engineering Society. Dr. Eastman holds a B.S. and a Ph.D. in Optics from the University of Rochester in New York.

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

Prof. Jones brings many years of experience as an audit partner at PwC with extensive financial accounting knowledge that is critical to our board of directors. Prof. Jones’s experience with accounting principles, financial reporting rules and regulations, evaluating financial results and generally overseeing the financial reporting process of large public companies from an independent auditor’s perspective and as a professor of accounting makes him an invaluable asset to our board of directors. We believe that Prof. Jones’s background and experience make him appropriate to serve as one of our directors in light of our business and structure.

Michael E. Marrus has been one of our directors since October 2007. With 25 years of experience as an investment banker, Mr. Marrus has most recently been a Senior Managing Director at Dominick and Dominick, a wealth management and investment services firm, and a Managing Director of Merriman Capital, Inc., a financial services firm focused on growth companies. From 1998 to 2009, he was a Managing Director of C.E. Unterberg, Towbin & Co., an investment banking firm that was acquired by Collins Stewart plc. Prior to joining Unterberg, Towbin, Mr. Marrus was a Principal and founding member of Fieldstone Private Capital Group, an investment banking firm specializing in corporate, project and structured finance. Previously, he was employed at Bankers Trust Company, initially in the Private Equity and Merchant Banking Groups and subsequently in BT Securities, the securities affiliate of Bankers Trust. Mr. Marrus has an A.B. from Brown University and an M.B.A. from the Graduate School of Business, University of Chicago.

Mr. Marrus has been involved in mergers and acquisitions as an investment banker and has experience in company valuation in a wide range of industries, a critical skill set for us. We believe that Mr. Marrus’s background and experience make him appropriate to serve as one of our directors in light of our business and structure.

Richard I. Rudy has been one of our directors since August 2014. Since January of 2012, Mr. Rudy has been a founder and partner of Advanced Energy Capital, LLC, a private investment management concern with a focus on energy-related investments. Prior to that, beginning in 1997, Mr. Rudy was a principal of Stillwater; before that, he was Chief Financial Officer and general counsel of the Conway Stores, a New York-based chain of discount apparel stores. Mr. Rudy received a B.S. (summa cum laude) in accounting from Brooklyn College and a J.D. from New York University School of Law.

Mr. Rudy has experience as a CFO, an attorney and a hedge fund principal, which positions him for all aspects of credit analysis and management. He spent several years at EF Hutton, a stock brokerage firm, and Drexel, Burnham & Lambert, formerly an investment banking firm focused on leveraged buyouts, advising high net worth clients with regard to alternatives to traditional equity and credit investments, including energy and real estate-related investments. Mr. Rudy spent several years in a variety of corporate financial/managerial capacities and was jointly responsible for founding and running a $1.3 billion investment advisor whose primary focus was credit and asset based lending. Over the last years he has spearheaded several energy-related transactions and has through Advanced Energy Capital and other vehicles, financed over $400 million in energy-related sales transactions. He has co-managed many investment funds and vehicles and has been featured at several alternative investment conferences around the world. He has served on the boards of directors of several privately held companies and charitable institutions. We believe that Mr. Rudy’s background and experience make him appropriate to serve as one of our directors in light of our business and structure.

Thomas J. Paup has been our Vice President – Finance since December 2005 and our Chief Financial Officer since February 2006; in May 2013, Mr. Paup was promoted to Senior Vice President. Mr. Paup is currently also a Finance Lecturer at Eastern Michigan University. Mr. Paup was an Affiliated Partner with McMillan|Doolittle LLP, a retail consulting firm, from March 2002 until accepting this position with us, and prior thereto, he was an Executive in Residence and Finance Instructor at DePaul University’s Kellstadt Graduate School of Business. Prior to his teaching experience, Mr. Paup spent over 25 years in the retail industry. Most recently, between 1997 and 2000, Mr. Paup was the Executive Vice President and Chief Financial Officer and member of the Board of Directors of Montgomery Ward and Company, formerly a private mail order and department store retailer. Mr. Paup brings a broad background of strategic and operational management experiences from the department store industry, where he served as CFO of Lord & Taylor, an upscale, specialty-retail department store chain, and Kaufmann’s, a department store that merged into Macy’s, Inc. (“Macy’s”), and Controller of Bloomingdale’s, an upscale chain of department stores owned by Macy’s, and Robinson-May, formerly a chain of department stores. Mr. Paup holds an MBA in Finance and a BBS from Eastern Michigan University.

Board Leadership Structure

From October 2002 until October 2014, we operated under the traditional U.S. board leadership structure with our chief executive officer serving as chairman of the board. However, upon the retirement of Mr. Ehrlich as our CEO after thirteen years in that position, our board re-evaluated its leadership structure. Beginning in October 2014 with the appointment of Mr. Esses as our new CEO, the board determined that it would be preferable for Mr. Ehrlich to continue to head our Board of Directors as its Executive Chairman. We believe this board leadership structure is best for our company and our shareholders as Mr. Esses begins his service as CEO of our company.

We believe it is the chief executive officer’s responsibility to run the company and the chairman’s responsibility to run the board. As directors continue to have more oversight responsibilities than ever before, we believe it is beneficial to have a chairman whose sole job is leading the board. In making its decision to change the leadership structure and appoint a separate chairman, the board considered Mr. Ehrlich’s long experience as our Chairman and as chairman of the board of other public companies, and the time that Mr. Esses will be required to devote to the CEO position in the current economic environment. By having Mr. Ehrlich serve as Executive Chairman of the Board, Mr. Esses will be able to focus his entire energy on running the company.

We believe our chief executive officer and our chairman have an excellent working relationship that has allowed Mr. Esses to make a good transition into the role of chief executive officer and will allow him to focus on growing our company in a difficult business environment. We believe this provides strong leadership for our board, while also positioning our CEO as the leader of the company in the eyes of our customers, employees and stockholders.

As part of our periodic board self-evaluation process, we evaluate our leadership structure to ensure that the board continues to believe that it provides the optimal structure for our company and stockholders. We recognize that different board leadership structures may be appropriate for companies in different situations. We believe our current leadership structure, with Mr. Esses serving as President and Chief Executive Officer and Mr. Ehrlich serving as Executive Chairman of the Board, is the optimal structure for our company at this time.

Our independent directors have not chosen to formally designate a lead independent director.

Committees of the Board of Directors

Our board of directors has an Audit Committee, a Compensation Committee, a Nominating Committee and an Executive and Finance Committee. The current composition of the various committees of the Board of Directors is as follows (the name of the chairman of each committee appears in italics):

Audit Committee	Compensation Committee	Nominating Committee	Executive and Finance Committee
Seymour Jones Michael E. Marrus Richard I. Rudy	Jay M. Eastman Seymour Jones Richard I. Rudy	Michael Marrus Jay M. Eastman Richard I. Rudy	Robert S. Ehrlich Steven Esses Michael E. Marrus

Audit Committee

The purpose of the Audit Committee is to review with management and our independent auditors the scope and results of the annual audit, the nature of any other services provided by the independent auditors, changes in the accounting principles applied to the presentation of our financial statements, and any comments by the independent auditors on our policies and procedures with respect to internal accounting, auditing and financial controls. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. In addition, the Audit Committee is charged with the responsibility for making decisions on the engagement, compensation, retention and oversight of the work of our independent auditors. The Audit Committee consists of Prof. Jones (Chair) and Messrs. Marrus and Rudy. Each member of the Audit Committee is an “independent director,” as that term is defined in Rule 4200(a)(15) of the listing standards and Marketplace Rules of the National Association of Securities Dealers (the “NASD”) and the SEC’s Rule 10A-3. All Audit Committee members possess the required by law, the level of financial literacy. We have determined that Prof. Jones qualifies as an “audit committee financial expert” under applicable SEC and Nasdaq regulations. As required by law, the Audit Committee operates pursuant to a charter, available through a hyperlink located on the investor relations page of our website, at http://content.stockpr.com/arotech/media/b7c6b7bc3ea4b17ef9af28aab2221d6d.pdf.

Compensation Committee

The duties of the Compensation Committee are to recommend compensation arrangements for our executive officers and review annual compensation arrangements for all other officers and significant employees.

The Compensation Committee consists of Dr. Eastman (Chair), Prof. Jones and Mr. Rudy. Each member of the Compensation Committee is an independent director as that term is defined in the NASD listing standards. The Compensation Committee operates under a formal charter that governs its duties, which charter is publicly available through a hyperlink located on the investor relations page of our website, at http://content.stockpr.com/arotech/media/249a9ac7cc90aa315f94037d49d2246e.pdf.

The Compensation Committee maintains compensation and incentive programs designed to motivate, retain and attract management and utilize various combinations of base salary, bonuses payable upon the achievement of specified goals, discretionary bonuses and grants of restricted stock. Our President and Chief Executive Officer, Mr. Steven Esses, our Executive Chairman, Mr. Robert S. Ehrlich, and our Chief Financial Officer, Mr. Thomas J. Paup, are all parties to employment agreements with us. The Compensation Committee reviews the compensation, both cash and stock, of our executive officers on an annual basis, while taking into account as well changes in compensation during previous years. Some of these components, such as salary, are generally fixed and do not vary based on our financial and other performance; some components, such as bonus, are in whole or in part dependent upon the achievement of certain goals jointly agreed upon by our management and the Compensation Committee; and some components, such as stock options and restricted stock, have a value that is dependent upon our stock price at the time of award and going forward. The Compensation Committee reviews the compensation, both cash and stock, of our executive officers on an annual basis, while taking into account as well changes in compensation during previous years.

The Compensation Committee performs an annual review of our executive officers’ cash compensation and share and option holdings to determine whether they provide adequate compensation for the services they perform, as well as adequate incentives and motivation to our executive officers and whether they adequately compensate our executive officers relative to comparable officers in other companies.

Compensation Committee meetings typically have included, for all or a portion of some of the meetings, a representative of The Burke Group, Inc., a well-known consulting firm specializing in executive officer compensation, as well as preliminary discussion with our senior officers prior to our Compensation Committee deliberating without any members of management present. For compensation decisions, including decisions regarding the grant of equity compensation relating to executive officers (other than our Chairman and Chief Executive Officer), the Compensation Committee typically considers the recommendations of our Chairman and Chief Executive Officer.

Nominating Committee

The Nominating Committee identifies and proposes candidates to serve as members of the Board of Directors. Proposed nominees for membership on the Board of Directors submitted in writing by stockholders to Arotech’s Secretary will be brought to the attention of the Nominating Committee. The Nominating Committee consists of Mr. Marrus (Chair), Dr. Eastman and Mr. Rudy. Each member of the Nominating Committee is an independent director as that term is defined in the NASD listing standards. The Nominating Committee makes recommendations to the Board of Directors regarding new directors to be selected for membership on the Board of Directors and its various committees. The Nominating Committee operates under a formal charter that governs its duties. The Nominating Committee’s charter is publicly available through a hyperlink located on the investor relations page of our website, at http://content.stockpr.com/arotech/media/9db8a8bd53ecd3f2d895b23986e237c8.pdf.

Executive and Finance Committee

The Executive and Finance Committee exercises the powers of the Board during the intervals between meetings of the Board, in the management of our property, business and affairs (except with respect to certain extraordinary transactions). The Executive and Finance Committee consists of Messrs. Ehrlich (Chair), Esses and Marrus.

Code of Ethics

We have adopted a Code of Ethics, as required by Nasdaq listing standards and the rules of the SEC, that applies to our principal executive officer, our principal financial officer and our principal accounting officer. The Code of Ethics is publicly available through a hyperlink located on the investor relations page of our website, at http://content.stockpr.com/arotech/media/df40a6c92bcbf0b776162586acce0841.pdf. If we make substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, that applies to anyone subject to the Code of Ethics, we will disclose the nature of such amendment or waiver on the website or in a report on Form 8-K in accordance with applicable Nasdaq and SEC rules.

Code of Conduct

We have adopted a general Code of Conduct, as required by Nasdaq listing standards and the rules of the SEC, that applies to all of our employees. The Code of Conduct is publicly available through a hyperlink located on the investor relations page of our website, at http://content.stockpr.com/arotech/media/5c5e3b052edfcf1e78084a414a4c37c1.pdf.

Whistleblower Policy

We have adopted a Whistleblower Policy, as required by Nasdaq listing standards, in order to ensure compliance with the provisions of the Sarbanes-Oxley Act of 2002. The Whistleblower Policy is publicly available through a hyperlink located on the investor relations page of our website, at http://content.stockpr.com/arotech/media/6a9edfc8a5cd8b55aa0c9f4a6aef0363.pdf. Employees with complaints about our compliance with applicable legal and regulatory requirements relating to accounting, auditing and internal control matters may submit their complaints in person, by mail or other written communication or by telephone to our Complaint Administrator. The Complaint Administrator can be contacted anonymously, by submitting the form located on our corporate website at http://www.arotech.com/contact/ethics-compliance. Complaints sent in this manner will automatically be stripped of all computer-encoded information identifying the originating e-mail address, and will then automatically be forwarded to the Complaint Administrator’s regular e-mail address at Arotech.

Director Compensation

Non-employee members of our Board of Directors are entitled to a cash retainer of $8,000 (plus expenses) per quarter, plus $500 per quarter for each committee on which such outside directors serve ($1,000 per quarter for members of the Executive and Finance Committee). The Chairman of the Audit Committee receives an additional retainer of $1,500 per quarter, and the Chairman of the Compensation Committee receives an additional retainer of $1,000 per quarter. No per-meeting fees are paid. In addition, we have adopted a Non-Employee Director Equity Compensation Plan, pursuant to which non-employee directors receive an initial grant of a number of restricted shares having a fair market value on the date of grant equal to $25,000 upon their election as a director, and an annual grant on March 31 of each year of a number of restricted shares having a fair market value on the date of grant equal to $35,000. Each grant of restricted stock shall become free of restrictions in three equal installments on each of the first, second and third anniversaries of the grant, unless the director is removed from the Board of Directors for cause prior to such vesting. Restrictions lapse automatically in the event of a director being removed for service other than for cause, or being nominated as a director but failing to be elected, or death, disability or mandatory retirement. Furthermore, all restrictions lapse prior to the consummation of a merger or consolidation involving us, our liquidation or dissolution, any sale of substantially all of our assets or any other transaction or series of related transactions as a result of which a single person or several persons acting in concert own a majority of our then-outstanding common stock.

The following table shows the compensation earned or received by each of our non-officer directors for the year ended December 31, 2014:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards Granted 2014	Total	Stock Awards Vested(1) 2014
Dr. Jay M. Eastman	$33,000	$25,000	$58,000	$75,239	(2)
Seymour Jones	$36,000	$25,000	$61,000	$75,239	(3)
Michael E. Marrus	$31,500	$25,000	$56,500	$75,239	(4)
Arthur S. Leibowitz(7)	$29,000	$25,000	$54,000	$75,239	(5)
Richard I. Rudy	$9,500	$25,000	$34,500	$–	(6)

(1)	This column reflects the 2014 compensation expense for stock based awards for the year ended December 31, 2014.
(2)	As of December 31, 2014, Dr. Eastman held 20,820 unvested restricted shares of our common stock that were awarded in 2014.
(3)	As of December 31, 2014, Prof. Jones held 20,820 unvested restricted shares of our common stock that were awarded in 2014.
(4)	As of December 31, 2014, Mr. Marrus held 20,820 unvested restricted shares of our common stock that were awarded in 2014.
(5)	As of December 31, 2014, Mr. Leibowitz held 20,820 unvested restricted shares of our common stock that were awarded in 2014.
(6)	As of December 31, 2014, Mr. Rudy held 6,983 unvested restricted shares of our common stock that were awarded in 2014.
(7)	This individual retired as a director effective August 11, 2014.

Significant Employees

Our significant employees as of February 28, 2015, and their ages as of December 31, 2014, are as follows:

Name	Age	Position
Dean Krutty	49	Senior Vice President, Operations – North America
Ronen Badichi	49	General Manager, Power Systems Division – Europe and Asia
Yaakov Har-Oz	57	Senior Vice President, General Counsel and Secretary
Norman E. Johnson	62	Corporate Controller, Chief Accounting Officer

Dean Krutty became President of the Simulation Division in January 2005, after having spent the prior thirteen years as a member of the FAAC management team, and was promoted to Arotech’s Senior Vice President, Operations – North America in January 2015. He began his career at FAAC as an electrical engineer in FAAC’s part task trainer division and served as FAAC’s Director of Operations prior to becoming its President. He also has significant experience managing programs in the training and simulation industry. Mr. Krutty holds a B.S. in electrical engineering from the Michigan State University.

Ronen Badichi became the General Manager of Epsilor Electronic Industries in May 2005 and the General Manager of our Power Systems Division – Europe and Asia in December 2007. Prior to joining Epsilor, Mr. Badichi served since 1999 as the General Manager of Maoz Industries, a high end supplier of displays to the aviation industry. Prior thereto, Mr. Badichi was a project manager at BAE Systems (LON: BA) and served as the F-16 Avionics Integration manager in the Israeli Air Force, with the rank of Captain. Mr. Badichi holds a B.Sc. in Physics and Electro-Optic Engineering from the Lev Institute of Technology in Jerusalem.

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

Norman E. Johnson has served as our Controller and as our Chief Accounting Officer since August 2006. Prior to joining Arotech, Mr. Johnson was the Corporate Controller with Catuity Inc., a provider of loyalty and gift card solutions. Prior to Catuity, he was with the McCoig Group, a Detroit based holding company, and from March 2000 to August 2004 he was the Corporate Controller of Learning Care Group Inc., a provider of child care and educational services recently acquired by the private equity firm American Securities LLC. Mr. Johnson holds a B.S. in Accounting from Central Michigan University in Mt. Pleasant, Michigan.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, certain of our officers and any persons holding more than ten percent of our common stock are required to report their ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to report any failure to file by these dates during 2014. We are not aware of any instances during 2014, not previously disclosed by us, where such “reporting persons” failed to file the required reports on or before the specified dates.

ITEM 11.                    EXECUTIVE COMPENSATION

Cash and Other Compensation

Summary Compensation Table

The following table, which should be read in conjunction with the explanations provided below, shows the compensation that we paid (or accrued) to our executive officers during the fiscal years ended December 31, 2014 and 2013:

SUMMARY COMPENSATION TABLE(1)

					Stock
					Awards	All Other
Name and Principal Position	Year	Salary		Bonus(2)	Granted(3)	Compensation		Total
Steven Esses	2014	$330,946	(4)	$374,600	$223,000	$516,356	(5)	$1,444,902
President, Chief Executive Officer and a director	2013	$273,437	(6)	$205,400	$273,750	$398,878	(7)	$1,151,465
Robert S. Ehrlich (8)	2014	$482,808		$361,250	$111,500	$64,385	(9)	$1,019,943
Executive Chairman of the Board and a director	2013	$444,356		$379,900	$365,000	$135,423	(10)	$1,324,679
Thomas J. Paup	2014	$225,000		$187,250	$133,800	$1,436	(11)	$547,486
Senior Vice President – Finance and Chief Financial Officer	2013	$201,400		$100,500	$273,750	$–	(11)	$575,650

(1)
We paid the amounts reported for each named executive officer in U.S. dollars and/or New Israeli Shekels (NIS). We have translated amounts paid in NIS into U.S. dollars at the exchange rate of NIS into U.S. dollars at the time of payment or accrual, except that certain items are pursuant to corporate policy paid at a set exchange rate that may be higher than the actual exchange rate on the date of payment. The difference, which was a positive number in 2014 and 2013, has been reported under “Salary.” The exchange rate differences for Mr. Ehrlich were $97,330 and $88,797 for 2014 and 2013, respectively. The exchange rate differences for Mr. Esses were $66,716 and $54,642 for 2014 and 2013, respectively.

(2)	Bonuses are performance-based, against criteria established by the Compensation Committee of the Board of Directors and approved by the full Board of Directors. See “Employment Contracts,” below.
(3)
Reflects the value of awards of restricted stock or restricted stock units granted to our executive officers based on the compensation cost of their stock-based awards; see Note 13.b. of the Notes to Consolidated Financial Statements. The number of shares of restricted stock or restricted stock units received by our executive officers pursuant to such awards in 2014, vesting entirely after one year (dependent 33% on tenure and 67% on performance), was as follows: Mr. Esses, 100,000; Mr. Ehrlich, 50,000; and Mr. Paup, 60,000. The number of shares of restricted stock or restricted stock units received by our executive officers pursuant to such awards in 2013, vesting entirely after one year (dependent 33% on tenure and 67% on performance), was as follows: Mr. Esses, 75,000; Mr. Ehrlich, 100,000; and Mr. Paup, 75,000. All of these shares vested in 2014.

(4)
Does not include approximately $124,723 that we paid in consulting fees to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

(5)
Of this amount, $119,570 represents payments to Israeli pension and education funds; $378,207 represents the change in our accrual for severance pay that will be payable to Mr. Esses upon his leaving our employ other than if he is terminated for cause, such as a breach of trust; $37,460 represents sick pay redemption; $4,544 represents the change in sick pay accruals; $(18,460) represents the change of our accrual for vacation pay; $825 represents tax reimbursements; and $3,298 represents other normal or mandated Israeli benefits.

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

(8)	Mr. Ehrlich was serving as our Chief Executive Officer until October 2014, at which time he became our Executive Chairman of the Board.
(9)
Of this amount, $31,013 represents the change in our accrual for severance pay that will be payable to Mr. Ehrlich upon his leaving our employ other than if he is terminated for cause, such as a breach of trust; $29,112 represents the change of our accrual for vacation pay; $857 represents tax reimbursements, $44,609 represents vacation days redemption and $17,018 represents other normal or mandated Israeli benefits.

(10)
Of this amount, $91,834 represents the change in our accrual for severance pay that will be payable to Mr. Ehrlich upon his leaving our employ other than if he is terminated for cause, such as a breach of trust; $32,205 represents the change of our accrual for vacation pay; $3,578 represents tax reimbursements and $7,806 represents other normal or mandated Israeli benefits.

(11)	Represents the increase (decrease) in our accrual for Mr. Paup for accrued but unused vacation days.

Executive Loans

In 2000, we extended a loan to one of our Named Executive Officers. This loan is summarized in the following table, and is further described under “Item 13. Certain Relationships and Related Transactions – Officer Loan,” below.

Name of Borrower	Date of Loan	Original Principal Amount of Loan	Amount Outstanding as of 12/31/2014	Terms of Loan
Robert S. Ehrlich	02/09/2000	$329,163	$452,995	Twenty-five-year non-recourse loan to purchase our stock, secured by the shares of stock purchased.

Plan-Based Awards

Grants of Restricted Stock or Restricted Stock Units

During 2014, the Compensation Committee approved the grant of a total of 210,000 shares of restricted stock or restricted stock units to our executive officers (in connection with their amended and restated employment agreements). The table below sets forth each equity award granted to our executive officers during the year ended December 31, 2014.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All Other Stock Awards: Number of Shares of Stocks	Grant Date Fair Value of Stock Awards (1)
Steven Esses(2)	12/15/2014	225,000	$560,500
Robert S. Ehrlich(2)	12/15/2014	50,000	$111,500
Thomas J. Paup(2)	12/15/2014	60,000	$133,800

(1)
Reflects the aggregate market value of the shares of restricted stock or restricted stock units determined based on the closing price of our common stock on the Nasdaq Global Market on the date of grant.

(2)	The restricted shares or restricted stock units vest on December 31, 2015 (dependent 33% on tenure and 67% on performance).

Stock Option Exercises and Vesting of Restricted Stock Awards

Our executive officers did not exercise any stock options during 2014. The following table presents awards of restricted stock or restricted stock units that vested during the year ended December 31, 2014.

STOCK VESTED

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Steven Esses	75,000	$227,500
Robert S. Ehrlich	33,333	$148,665

(1)
Reflects the aggregate market value of the shares of restricted stock or restricted stock units determined based on a per share price at vesting based on the closing price of our common stock on the Nasdaq Global Market.

Outstanding Equity Awards at Fiscal Year-End

The table below sets forth information for our executive officers with respect to option, restricted stock and restricted stock unit values at the end of the fiscal year ended December 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Stock Awards
				Equity Incentive Plan Awards
				Number of		Market Value
	Number of		Market Value	Unearned		of Unearned
	Shares that		of Shares that	Shares that		Shares that
	Have Not		Have Not	Have Not		Have Not
	Vested		Vested(1)	Vested		Vested(1)
Name	(#)		($)	(#)		($)
Steven Esses	208,333	(2)	$483,333	116,667	(3)	$270,667
Robert S. Ehrlich	83,333	(4)	$193,333	100,000	(5)	$232,000
Thomas J. Paup	45,000	(6)	$104,400	90,000	(7)	$208,800

(1)
Reflects the aggregate market value of the shares of restricted stock or restricted stock units determined based on a per share price at grant based on the closing price of our common stock on that day on the Nasdaq Global Market.

(2)
25,000 of these shares vest on January 1, 2015, 25,000 of these shares vest on June 30, 2015, 100,000 of these shares vest on December 31, 2015, 41,667 of these shares vest on December 31, 2016, and 41,666 of these shares vest on December 31, 2017, based solely on continued employment through such dates.

(3)
50,000 of these shares vest on January 1, 2015and 66,667 of these shares vest on December 31, 2016, based on continued employment through such dates and on achievement by us of certain performance criteria.

(4)
33,333 of these shares vest on January 1, 2015, 33,333 of these shares vest on June 30, 2015, and 16,667 of these shares vest on December 31, 2015, based solely on continued employment through such dates.

(5)
66,667 of these shares vest on January 1, 2015 and 33,333 of these shares vest on December 31, 2016, based on continued employment through such dates and on achievement by us of certain performance criteria.

(6)	25,000 of these shares vest on January 1, 2015, and 20,000 of these shares vest on December 31, 2015, based solely on continued employment through such dates.
(7)
50,000 of these shares vest on January 1, 2015, and 40,000 of these shares vest on December 31, 2016, based on continued employment through such dates and on achievement by us of certain performance criteria.

Employment Contracts

Steven Esses

Mr. Esses is party to an amended and restated employment agreement with us effective October 1, 2014. The term of this employment agreement expires on December 31, 2017. The employment agreement provides that Mr. Esses will serve as our President and Chief Executive Officer.

The employment agreement provides for a monthly base salary of NIS 105,000 (approximately $27,666 per month at the rate of exchange in effect on November 10, 2014), as adjusted for Israeli inflation (but with no retroactive inflation adjustment for 2015 in respect of inflation during 2014) in an amount of not less than 3.5%. Additionally, the board may, at its discretion, raise Mr. Esses’s base salary. Mr. Esses also receives a retention bonus in the amount of 125,000 shares of restricted stock, vesting (contingent on continued employment) in three equal tranches on each of December 31, 2015, 2016 and 2017.

The employment agreement provides that if the results we actually attain in a given year are at least 100% of the amount we budgeted at the beginning of the year, we will pay a bonus, on a sliding scale, in an amount equal to a minimum of 25% of Mr. Esses’s annual base salary then in effect, up to a maximum of 75% of his annual base salary then in effect if the results we actually attain for the year in question are 110% or more of the amount we budgeted at the beginning of the year. For 2013 and 2014, the Compensation Committee choose financial targets for determining eligibility for the above-referenced cash incentive bonus that are determined in part on the achievement of set budgetary forecast targets for adjusted EBITDA, a non-GAAP measurement, and in part on the achievement of other targets – in the case of 2013, targets for revenues and adjusted EBITDA, and in the case of 2014, targets for adjusted EBITDA. Bonus targets will be chosen for 2015 based upon future budgetary forecasts.

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

A table describing the payments that would have been due to Mr. Esses under his employment agreement had Mr. Esses’s employment with us been terminated at the end of 2014 under various circumstances appears under “Potential Payments and Benefits upon Termination of Employment – Steven Esses,” below.

In April 2009, we, with the agreement of Mr. Esses, funded a portion of his severance security by means of issuing to him, in trust, restricted stock having a value (based on the closing price of our stock on the Nasdaq Stock Market on the date on which Mr. Esses and our board of directors agreed on this arrangement) of $200,000, a total of 273,973 shares. In Mr. Esses’s new employment agreement, we agreed with him that these shares would still be restricted, but that the issuance of these shares to him would not reduce our severance obligations referred to above.

See also “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

Robert S. Ehrlich

Mr. Ehrlich is party to an amended and restated employment agreement with us effective in January 2015. The term of this employment agreement expires on December 31, 2017. The employment agreement provides that Mr. Ehrlich will serve as our Executive Chairman of the Board.

The employment agreement provides for a monthly base salary of NIS 98,822 (approximately $25,236 at the rate of exchange in effect on December 24, 2014), as adjusted for Israeli inflation (but with no retroactive inflation adjustment for 2015 in respect of inflation during 2014). Additionally, the board may, at its discretion, raise Mr. Ehrlich’s base salary.

The employment agreement also provides for an annual bonus divided into three tranches. The first tranche of the bonus is in an amount equaling between 20% and 50% of one-third of Mr. Ehrlich’s gross annual Base Salary, and is awarded based on the achievement of acquisition and finance objectives during the previous fiscal year, such objectives to be set by the Compensation Committee after consultation with management. The second and third tranches are based on the results we actually attain in a given year, and are paid on a sliding scale, in an amount equal to a minimum of 20% of two-thirds of Mr. Ehrlich’s annual base salary then in effect if the results we actually attain for the year in question are 100% of the amount we budgeted at the beginning of the year, up to a maximum of 50% of two-thirds of his annual base salary then in effect if the results we actually attain for the year in question are 110% or more of the amount we budgeted at the beginning of the year. Budget targets in the past have included combinations of revenues, EBITDA, backlog, and/or other factors. Mr. Ehrlich’s previous employment agreement had a similar bonus provision (but with a lower (20%) threshold bonus). For 2013 and 2014, the Compensation Committee choose financial targets for determining eligibility for the above-referenced cash incentive bonus that are determined in part on the achievement of set budgetary forecast targets for adjusted EBITDA, a non-GAAP measurement, and in part on the achievement of other targets – in the case of 2013, targets for revenues and adjusted EBITDA, and in the case of 2014, targets for adjusted EBITDA. Bonus targets will be chosen for 2015 based upon future budgetary forecasts.

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

The employment agreement further notes that Mr. Ehrlich’s severance payment of $1,625,400 under his prior agreement, which has been fully earned, has been paid to him (or that bank standing instructions have been issued with respect to such payment).

A table describing the payments that would have been due to Mr. Ehrlich under his employment agreement had Mr. Ehrlich’s employment with us been terminated at the end of 2014 under various circumstances (pursuant to the terms of his then-current employment agreement) appears under “Potential Payments and Benefits upon Termination of Employment – Robert S. Ehrlich,” below.

Thomas J. Paup

Mr. Paup is party to an amended and restated employment agreement with us executed in May 2013 and amended in January 2014, having a term running until December 31, 2015. The employment agreement provides that Mr. Paup will serve as our Senior Vice President – Finance and Chief Financial Officer. In January 2015, Mr. Paup’s employment agreement was amended to, among other things, extend the term through March 31, 2017 and to increase the number of vacation days Mr. Paup receives annually from 20 to 40.

Under the terms of his employment agreement as amended, Mr. Paup is entitled to receive a base salary of $250,000, as adjusted annually for inflation (but with no retroactive inflation adjustment for 2013 in respect of inflation during 2012).

The employment agreement provides that if the results we actually attain in a given year are at least 90% of the amount we budgeted at the beginning of the year, we will pay a bonus, on a sliding scale, in an amount equal to a minimum of 16.5% of Mr. Paup’s annual base salary then in effect, up to a maximum of 50% of his annual base salary then in effect if the results we actually attain for the year in question are 110% or more of the amount we budgeted at the beginning of the year. Mr. Paup’s previous employment agreement had a similar bonus provision (but with a higher (20%) threshold bonus). For 2013 and 2014, the Compensation Committee choose financial targets for determining eligibility for the above-referenced cash incentive bonus that are determined in part on the achievement of set budgetary forecast targets for adjusted EBITDA, a non-GAAP measurement, and in part on the achievement of other targets – in the case of 2013, targets for revenues and adjusted EBITDA, and in the case of 2014, targets for adjusted EBITDA. Bonus targets will be chosen for 2015 based upon future budgetary forecasts.

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

A table describing the payments that would have been due to Mr. Paup under his employment agreement had Mr. Paup’s employment with us been terminated at the end of 2014 under various circumstances (pursuant to the terms of his then-current employment agreement) appears under “Potential Payments and Benefits upon Termination of Employment – Thomas J. Paup,” below.

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

Potential Payments and Benefits upon Termination of Employment

This section sets forth in tabular form quantitative disclosure regarding estimated payments and other benefits that would have been received by certain of our executive officers if their employment had terminated on December 31, 2014 (the last business day of the fiscal year), pursuant to the terms of their then-current employment agreements.

For a narrative description of the severance and change in control arrangements in the current employment contracts of Messrs. Esses, Ehrlich and Paup, see “– Employment Contracts,” above. Each of Messrs. Esses and Ehrlich will be eligible to receive severance payments in excess of accrued but unpaid items only if he signs a general release of claims.

Steven Esses

The following table describes the potential payments and benefits upon employment termination for Steven Esses, our President and Chief Executive Officer, pursuant to applicable law and the terms of his then-current employment agreement with us, as if his employment had terminated on December 31, 2014 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

See also “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

STEVEN ESSES
Payments and Benefits	Non- Renewal(1)	Death or Disability(2)	Cause(3)	Good Reason(4)	Change of Control(5)	Retirement(6)	Early Retirement(7)	Other Employee Termination(8)
Accrued but unpaid(9):
Base salary	$23,333	$23,333	$23,333	$23,333	$23,333	$23,333	$23,333	$23,333
Vacation	78,441	78,441	78,441	78,441	78,441	78,441	78,441	78,441
Sick leave(10)	218,197	218,197	218,197	218,197	218,197	218,197	218,197	218,197
Recuperation pay(11)	324	324	324	324	324	324	324	324
Benefits:
Manager’s insurance(12)	3,695	3,695	3,695	3,695	3,695	3,695	3,695	3,695
Continuing education fund(13)	1,750	1,750	1,750	1,750	1,750	1,750	1,750	1,750
Contractual severance	1,135,962	1,135,962		1,135,962	1,135,962	1,135,962	1,135,962
Statutory severance(14)	430,779	430,779		430,779	430,779	430,779	430,779
Benefits				75,000	150,000	150,000	150,000
TOTAL:	$1,892,481	$1,892,481	$325,740	$1,967,481	$2,042,481	$2,042,481	$2,042,481	$325,740

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

(3)
“Cause” is defined in Mr. Esses’s employment agreement as (i) conviction for fraud, crimes of moral turpitude or other conduct which reflects on us in a material and adverse manner; (ii) a willful failure to carry out a material directive of our Chief Executive Officer, provided that such directive concerned matters within the scope of Mr. Esses’s duties, would not give Mr. Esses “Good Reason” to terminate his agreement (see footnote 4 below) and was capable of being reasonably and lawfully performed; (iii) conviction in a court of competent jurisdiction for embezzlement of our funds; or (iv) reckless or willful misconduct that is materially harmful to us.

(4)
“Good Reason” is defined in Mr. Esses’s employment agreement as (i) (a) a change in Mr. Esses’s status, title, position or responsibilities which, in Mr. Esses’s reasonable judgment, represents a reduction or demotion in his status, title, position or responsibilities as in effect immediately prior thereto, (b) a change in the primary location from which Mr. Esses shall have conducted his business activities during the 60 days prior to such change, or (c) a change in the composition of a majority of the Board of Directors; or (ii) a reduction in Mr. Esses’s base salary; (iii) the failure by us to continue in effect any material compensation or benefit plan in which Mr. Esses is participating; (iv) our insolvency or the filing (by any party, including us) of a petition for our winding-up; (v) any material breach by us of any provision of Mr. Esses’s employment agreement; or (vi) any purported termination of Mr. Esses’s employment for cause by us which does not comply with the terms of Mr. Esses’s employment agreement.

(5)	Represents additional payment due to Mr. Esses should he terminate his employment under the circumstances set forth in clause (i)(c) of footnote 4 above.
(6)	“Retirement” is defined as Mr. Esses terminating his employment with us at age 65 or older on at least 150 days’ prior notice.
(7)	“Early Retirement” is defined as Mr. Esses terminating his employment with us at age 55 or older (up to age 65) on at least 150 days’ prior notice.
(8)
Any termination by Mr. Esses of his employment with us that does not fit into any of the prior categories, including but not limited to Mr. Esses terminating his employment with us, with or without notice, other than at the end of an employment term or renewal thereof, in circumstances that do not fit into any of the prior categories.

(9)
Does not include a total of $9,000 in accrued but unpaid consulting fees due at December 31, 2014 to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

(10)	Limited to an aggregate of 30 days.
(11)	Pursuant to Israeli law and our customary practice, we pay Mr. Esses in July of each year the equivalent of six days’ “recuperation pay” at the statutory rate of NIS 378 (approximately $97) per day.
(12)
Payments to managers’ insurance, a benefit customarily given to senior executives in Israel, come to a total of 15.83% of base salary, consisting of 8.33% for payments to a fund to secure payment of statutory severance obligations, 5% for pension and 2.5% for disability. The managers’ insurance funds reflected in the table do not include the 8.33% payments to a fund to secure payment of statutory severance obligations with respect to amounts paid prior to December 31, 2013, which funds are reflected in the table under the “Statutory severance” heading.

(13)
Pursuant to Israeli law, we must contribute an amount equal to 7.5% of Mr. Esses’s base salary to a continuing education fund, up to the permissible tax-exempt salary ceiling according to the income tax regulations in effect from time to time. At December 31, 2014, the ceiling then in effect was NIS 15,712 (approximately $4,040). In Mr. Esses’s case, we have customarily contributed to his continuing education fund in excess of the tax-exempt ceiling, and then reimbursed Mr. Esses for the tax. The sums in the table reflect this additional contribution and the resultant tax reimbursement.

(14)	Under Israeli law, employees terminated other than for cause receive severance in the amount of one month’s base salary for each year of work, at their salary rate at the date of termination.

Robert S. Ehrlich

The following table describes the potential payments and benefits upon employment termination for Robert S. Ehrlich, our Executive Chairman of the Board, pursuant to applicable law and the terms of his then-current employment agreement with us, as if his employment had terminated on December 31, 2014 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

ROBERT S. EHRLICH
Payments and Benefits	Death or Disability(1)	Cause(2)	Good Reason(3)	Other Employee Termination(4)
Accrued but unpaid:
Base salary	$32,123	$32,123	$32,123	$32,123
Vacation	112,975	112,975	112,975	112,975
Recuperation pay(5)	405	405	405	405
Benefits:
Continuing education fund(6)	2,409	2,409	2,409	2,409
Contractual severance	1,625,400	1,625,400	1,625,400	1,625,400
Statutory severance(7)	976,278		976,278
TOTAL:	$2,749,590	$1,773,312	$2,749,590	$1,773,312

(1)
“Disability” is defined in Mr. Ehrlich’s employment agreement as a physical or mental infirmity which impairs Mr. Ehrlich’s ability to substantially perform his duties and which continues for a period of at least 180 consecutive days.

(2)
“Cause” is defined in Mr. Ehrlich’s employment agreement as (i) conviction for fraud, crimes of moral turpitude or other conduct which reflects on us in a material and adverse manner; (ii) a willful failure to carry out a material directive of our Board of Directors, provided that such directive concerned matters within the scope of Mr. Ehrlich’s duties, would not give Mr. Ehrlich “Good Reason” to terminate his agreement (see footnote 4 below) and was capable of being reasonably and lawfully performed; (iii) conviction in a court of competent jurisdiction for embezzlement of our funds; or (iv) reckless or willful misconduct that is materially harmful to us.

(3)
“Good Reason” is defined in Mr. Ehrlich’s employment agreement as (i) a change in Mr. Ehrlich’s status, title, position or responsibilities which, in Mr. Ehrlich’s reasonable judgment, represents a reduction or demotion in his status, title, position or responsibilities as in effect immediately prior thereto; (ii) a reduction in Mr. Ehrlich’s base salary; (iii) the failure by us to continue in effect any material compensation or benefit plan in which Mr. Ehrlich is participating; (iv) our insolvency or the filing (by any party, including us) of a petition for our winding-up; (v) any material breach by us of any provision of Mr. Ehrlich’s employment agreement; (vi) any purported termination of Mr. Ehrlich’s employment for cause by us which does not comply with the terms of Mr. Ehrlich’s employment agreement; or (vii) any movement of the location where Mr. Ehrlich is generally to render his services to us from the Jerusalem/Tel Aviv area of Israel.

(4)	“Other Employee Termination” means a termination by Mr. Ehrlich of his employment other than for Good Reason.
(5)	Pursuant to Israeli law and our customary practice, we pay Mr. Ehrlich in July of each year the equivalent of ten days’ “recuperation pay” at the statutory rate of NIS 378 (approximately $97) per day.
(6)
Pursuant to Israeli law, we must contribute an amount equal to 7.5% of Mr. Ehrlich’s base salary to a continuing education fund, up to the permissible tax-exempt salary ceiling according to the income tax regulations in effect from time to time. At December 31, 2014, the ceiling then in effect was NIS 15,712 (approximately $4,040).

(7)	Under Israeli law, employees terminated other than for cause receive severance in the amount of one month’s base salary for each year of work, at their salary rate at the date of termination.

Thomas J. Paup

The following table describes the potential payments and benefits upon employment termination for Thomas J. Paup, our Senior Vice President – Finance and Chief Financial Officer, pursuant to applicable law and the terms of his then-current employment agreement with us, as if his employment had terminated on December 31, 2014 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

THOMAS J. PAUP
Payments and Benefits	Death or Disability(1)	Cause(2)	Non-Renewal(3)	Termination at Will(4)
Accrued but unpaid:
Base salary	$225,000	$225,000	$225,000	$225,000
Vacation	12,500	12,500	12,500	12,500
Contractual severance	250,000		250,000	250,000
TOTAL:	$487,500	$237,500	$487,500	$487,500

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

ITEM 12.                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the security ownership, as of March 18, 2015, of those persons owning of record or known by us to own beneficially more than 5% of our common stock and of each of our Named Executive Officers and directors, and the shares of common stock held by all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)(3)		Percentage of Total Shares Outstanding(3)
Robert S. Ehrlich	1,225,643	(4)	5.0%
Steven Esses	1,171,480	(5)	4.8%
Thomas J. Paup	316,896	(6)	1.3%
Dr. Jay M. Eastman	79,329	(7)	*
Prof. Seymour Jones	79,329	(8)	*
Michael E. Marrus	82,619	(9)	*
Richard I. Rudy	6,983	(10)	*
All of our directors and executive officers as a group (7 persons)	2,962,279	(11)	12.0%

*	Less than one percent.
(1)	The address of each named beneficial owner is in care of Arotech Corporation, 1229 Oak Valley Drive, Ann Arbor, Michigan 48108.
(2)
Unless otherwise indicated in these footnotes, each of the persons or entities named in the table has sole voting and sole investment power with respect to all shares shown as beneficially owned by that person, subject to applicable community property laws.

(3)
Based on 24,568,351 shares of common stock outstanding as of March 18, 2015. For purposes of determining beneficial ownership of our common stock, owners of options exercisable or restricted stock that vests within 60 days of March 18, 2015 are considered to be the beneficial owners of the shares of common stock for which such securities are exercisable. The percentage ownership of the outstanding common stock reported herein is based on the assumption (expressly required by the applicable rules of the Securities and Exchange Commission) that only the person whose ownership is being reported has exercised his options for shares of common stock.

(4)
Consists of 1,210,545 shares held directly by Mr. Ehrlich (including 83,333 unvested restricted shares, the vesting of 33,333 of which is subject to future performance criteria), 3,571 shares held by Mr. Ehrlich’s wife (in which shares Mr. Ehrlich disclaims beneficial ownership), and 11,527 shares held in Mr. Ehrlich’s pension plan.

(5)
Consists of 1,171,480 shares held directly by Mr. Esses (including 250,000 unvested restricted shares, the vesting of 66,667 of which is subject to future performance criteria), and 273,973 shares issued to a trust and to be held in such trust until such time as Mr. Esses shall be entitled to payment of his severance package).

(6)	Consists of 316,896 shares held directly by Mr. Paup. Does not include 60,000 restricted stock units, the vesting of 40,000 of which is subject to future performance criteria.
(7)	Consists of 61,472 shares owned directly by Dr. Eastman, 9,146 shares of unvested restricted stock that vest within 60 days of March 18, 2015, and 8,711 unvested restricted shares.
(8)	Consists of 61,472 shares owned directly by Prof. Jones, 9,146 shares of unvested restricted stock that vest within 60 days of March 18, 2015, and 8,711 unvested restricted shares.
(9)	Consists of 64,762 shares owned directly by Mr. Marrus, 9,146 shares of unvested restricted stock that vest within 60 days of March 18, 2015, and 8,711 unvested restricted shares.
(10)	Consists of 804 shares of unvested restricted stock that vest within 60 days of March 18, 2015 and 6,179 unvested restricted shares.
(11)
Includes 28,242 shares of unvested restricted stock that vest within 60 days of March 18, 2015, 365,645 shares of unvested restricted stock (the vesting of 100,000 of which is subject to future performance criteria), and 273,973 shares of restricted stock held as part of a trust securing payment of severance. Does not include 60,000 unvested restricted stock units (the vesting of 40,000 of which is subject to future performance criteria).

ITEM 13.                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Officer Loans

On February 9, 2000, Mr. Ehrlich exercised stock options to purchase 9,404 shares of our common stock. At the time of exercise, Mr. Ehrlich was our Chief Financial Officer and Chairman of the Board of Directors. Currently, Mr. Ehrlich is our Executive Chairman of the Board of Directors. Mr. Ehrlich paid the exercise price of the stock options and certain taxes that we paid on his behalf by giving us a non-recourse promissory note due in 2025 in the amount of $329,163, bearing annual interest at 1% over the then-current federal funds rate announced from time to time by the Wall Street Journal, secured by the shares of our common stock acquired through the exercise of the options and certain compensation due to Mr. Ehrlich upon termination. As of December 31, 2014, the aggregate amount outstanding pursuant to this promissory note was $452,995. No payments of principal or interest were due or paid during the year ended December 31, 2014.

Consulting Agreement with Sampen Corporation

We have an amended and restated consulting agreement with Sampen Corporation that we executed in November 2014. Sampen is a New York corporation owned by members of Steven Esses’s immediate family, and Mr. Esses is an employee of both the Company and of Sampen. The term of this consulting agreement is until December 31, 2017.

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

Director Independence

For information related to director independence, see Item 10. “Directors, Executive Officers and Corporate Governance – (i) Executive Officers and Directors, (ii) Board Leadership Structure and (iii) Committees of the Board of Directors.”

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

➢
Audit Fees. Audit fees billed or expected to be billed to us by BDO for the audit of the financial statements included in our Annual Report on Form 10-K, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for the years ended December 31, 2014 and 2013 totaled approximately $552,000 and $343,000, respectively.

➢
Audit-Related Fees. BDO billed or expected to bill us $191,000 (principally consultation and due diligence related to mergers and acquisitions) and zero for the fiscal years ended December 31, 2014 and 2013, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

➢
Tax Fees. BDO billed or expected to bill us $20,000 (including consultation related to mergers and acquisitions) and zero for the fiscal years ended December 31, 2014 and 2013, respectively, for tax services.

➢	All Other Fees. BDO billed or expected to bill us an aggregate of zero for both fiscal years ended December 31, 2014 and 2013 for permitted non-audit services.

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

(3)
Exhibits.  The following Exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

	Exhibit No.	Description
(1)	3.1	Amended and Restated Certificate of Incorporation
(3)	3.1.1	Amendment to our Amended and Restated Certificate of Incorporation
(4)	3.1.2	Amendment to our Amended and Restated Certificate of Incorporation
(6)	3.1.3	Amendment to our Amended and Restated Certificate of Incorporation
(7)	3.1.4	Amendment to our Amended and Restated Certificate of Incorporation
(8)	3.1.5	Amendment to our Amended and Restated Certificate of Incorporation
(2)	3.2	Amended and Restated By-Laws
(5)	4.1	Specimen Certificate for shares of common stock, $0.01 par value
(3)	10.1	Promissory Note dated February 9, 2000, from Robert S. Ehrlich to us
(5)	10.2	Lease dated April 8, 1997, between AMR Holdings, L.L.C. and FAAC Incorporated
(6)	10.3	Lease dated February 10, 2006 between Arbor Development Company LLC and FAAC Incorporated
*	10.4	Lease dated October 31, 2014 between UEC Properties, LLC and UEC Electronics, LLC
(8)	10.5	Membership Interest Purchase Agreement among, inter alia, Arotech Corporation, UEC Electronics, LLC and Ufkes Holdings, LLC dated April 1, 2014
(8)	10.6	Amended and Restated Credit Agreement among Arotech Corporation, FAAC Incorporated and Fifth Third Bank dated March 31, 2014
(9)	10.7	Joinder Agreement between UEC Electronics, LLC and Fifth Third Bank dated April 1, 2014
(9)	10.8	Security Agreement between UEC Electronics, LLC and Fifth Third Bank dated April 1, 2014
(9)	10.9	Guaranty from UEC Electronics, LLC to Fifth Third Bank dated April 1, 2014
(9)	10.10
Patent and Trademark Security Agreement among Arotech Corporation,  FAAC Incorporated, Electric Fuel Battery Corporation and Fifth Third Bank dated March 31, 2014 [a substantially identical agreement was executed by UEC Electronics, LLC]

† (10)	10.11	Fourth Amended and Restated Employment Agreement, dated November 14, 2014 and effective as of October 1, 2014, among us, Epsilor-EFL and Steven Esses
† (10)	10.12	Second Amended and Restated Consulting Agreement, dated November 14, 2014 and effective as of October 1, 2014, between us and Sampen Corporation
† (11)	10.13	Sixth Amended and Restated Employment Agreement, dated May 13, 2013 and effective as of May 1, 2013, among us, Epsilor-EFL and Robert S. Ehrlich
† (8)	10.14	Third Amended and Restated Employment Agreement between us and Thomas J. Paup dated May 13, 2013 and effective as of May 1, 2013
† (12)	10.14.1	Amendment dated January 14, 2015 to Third Amended and Restated Employment Agreement, dated May 13, 2013 and effective as of May 1, 2013, between us and Thomas J. Paup

*	21.1	List of Subsidiaries of the Registrant
*	23.1	Consent of BDO USA, LLP
*	31.1
Certification of Principal Executive Officer pursuant to Rule 13a -14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	31.2
Certification of Principal Financial Officer pursuant to Rule 13a -14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Includes management contracts and compensation plans and arrangements
(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-73256), which became effective on February 23, 1994
(2)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-97944), which became effective on February 5, 1996
(3)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000
(4)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003
(5)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004
(6)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013
(9)	Incorporated by reference to our Current Report on Form 8-K filed April 1, 2014
(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014
(11)	Incorporated by reference to our Current Report on Form 8-K filed December 24, 2014
(12)	Incorporated by reference to our Current Report on Form 8-K filed January 14, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AROTECH CORPORATION

By:	/s/ Steven Esses
Name: Steven Esses
Title: President and Chief Executive Officer

Date:	March 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Esses	President, Chief Executive Officer and Director	March 20, 2015
Steven Esses	(Principal Executive Officer)

/s/ Thomas J. Paup	Senior Vice President – Finance and Chief Financial Officer	March 20, 2015
Thomas J. Paup	(Principal Financial Officer)

/s/ Norman E. Johnson	Controller	March 20, 2015
Norman E. Johnson	(Principal Accounting Officer)

/s/ Robert S. Ehrlich	Executive Chairman of the Board and Director	March 20, 2015
Robert S. Ehrlich

/s/ Jay M. Eastman	Director	March 20, 2015
Dr. Jay M. Eastman

	Director	March , 2015
Seymour Jones

	Director	March , 2015
Michael E. Marrus

/s/ Richard I. Rudy	Director	March 20, 2015
Richard I. Rudy

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arotech Corporation:
Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of Arotech Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arotech Corporation and subsidiaries at December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arotech Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 20, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan
March 20, 2015

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In U.S. dollars

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,291,784	$5,821,325
Restricted collateral deposits	236,428	498,495
Trade receivables	17,595,811	12,362,871
Unbilled receivables	15,937,060	8,463,920
Other accounts receivable and prepaid expenses	1,155,548	1,379,621
Inventories	9,811,783	10,074,766
Total current assets	56,028,414	38,600,998
LONG TERM ASSETS:
Contractual and Israeli statutory severance pay fund	4,961,918	4,968,811
Other long term receivables	23,482	73,979
Property and equipment, net	6,462,949	4,926,949
Other intangible assets, net	11,840,365	1,059,151
Goodwill	45,422,219	31,024,754
Total long term assets	68,710,933	42,053,644
Total assets	$124,739,347	$80,654,642

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In U.S. dollars

	December 31,
	2014	2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$6,772,082	$5,107,208
Other accounts payable and accrued expenses	9,105,214	6,012,041
Current portion of long term debt	4,380,730	95,382
Short term bank credit	33,238	–
Deferred revenues	7,826,178	7,020,079
Total current liabilities	28,117,442	18,234,710
LONG TERM LIABILITIES:
Contractual and accrued Israeli statutory severance pay	7,051,630	7,020,060
Long term portion of debt	16,934,360	1,830,348
Deferred income tax liability	6,117,021	5,518,521
Other long term liabilities	163,446	74,027
Total long-term liabilities	30,266,457	14,442,956
Total liabilities	58,383,899	32,677,666
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of December 31, 2014 and 2013; Issued and outstanding: 24,533,121 shares and 20,163,163 shares as of December 31, 2014 and 2013, respectively	245,331	201,632
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of December 31, 2014 and 2013; No shares issued or outstanding as of December 31, 2014 and 2013	–	–
Additional paid-in capital	245,970,742	229,917,341
Accumulated deficit	(179,609,611)	(183,096,572)
Notes receivable from stockholders	(908,054)	(908,054)
Accumulated other comprehensive income	657,040	1,862,629
Total stockholders’ equity	66,355,448	47,976,976
Total liabilities and stockholders’ equity	$124,739,347	$80,654,642

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In U.S. dollars

	December 31,
	2014	2013
Revenues	$103,562,349	$88,571,428

Cost of revenues	70,854,737	64,480,140
Research and development expenses	3,322,449	2,955,883
Selling and marketing expenses	5,921,338	5,617,705
General and administrative expenses	17,261,358	10,886,959
Amortization of intangible assets	2,696,740	1,091,126
Total operating costs and expenses	100,056,622	85,031,813

Operating income	3,505,727	3,539,615

Other income, net	2,558,593	286,347
Financial expense, net	(1,553,522)	(499,272)
Total other income (expense)	1,005,071	(212,925)
Income from continuing operations before income tax expense	4,510,798	3,326,690

Income tax expense	1,023,837	1,052,720
Income from continuing operations	3,486,961	2,273,970
Loss from discontinued operations, net of income tax	–	(121,619)
Net income	3,486,961	2,152,351
Other comprehensive income, net of $0 income tax for both years
Foreign currency translation adjustment	(1,205,589)	627,768
Comprehensive income	$2,281,372	$2,780,119

Income per share of common stock:
Basic – continuing operations	$0.16	$0.14
Basic – discontinued operations	$–	$(0.01)
Basic net income per share	$0.16	$0.13

Diluted – continuing operations	$0.15	$0.13
Diluted – discontinued operations	$–	$(0.01)
Diluted net income per share	$0.15	$0.12

Weighted average number of shares used in computing basic net income per share	21,934,532	16,507,848

Weighted average number of shares used in computing diluted net income per share	22,537,272	17,110,588

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In U.S. dollars

					Notes	Accumulated
			Additional		receivable	other	Total
	Common stock		paid-in	Accumulated	from	comprehensive	stockholders’
	Shares	Amount	capital	deficit	stockholders	income (loss)	equity
Balance as of January 1, 2014	20,163,163	$201,632	$229,917,341	$(183,096,572)	$(908,054)	$1,862,629	$47,976,976
Stock based compensation	–	–	1,411,970	–	–	–	1,411,970
Restricted stock issued	344,106	3,441	(3,441)	–	–	–	–
Sale of stock – public offering, net of offering costs	3,289,000	32,890	10,665,282	–	–	–	10,698,173
Purchase of treasury shares	(100,000)	(1,000)	(228,042)	–	–	–	(229,042)
Issuance of stock – acquisition	775,000	7,750	4,208,250	–	–	–	4,216,000
Restricted stock units vested	61,852	618	(618)	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	(1,205,589)	(1,205,589)
Net income	–	–	–	3,486,961	–	–	3,486,961
Balance as of December 31, 2014	24,533,121	$245,331	$245,970,742	$(179,609,611)	$(908,054)	$657,040	$66,355,448

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

In U.S. dollars

					Notes	Accumulated
			Additional		receivable	other	Total
	Common stock		paid-in	Accumulated	from	comprehensive	stockholders’
	Shares	Amount	capital	deficit	stockholders	income (loss)	equity
Balance as of January 1, 2013	16,151,298	$161,513	$223,181,705	$(185,248,923)	$(908,054)	$1,234,861	$38,421,102
Stock based compensation	–	–	437,306	–	–	–	437,306
Sale of stock – public offering	3,942,856	39,429	6,299,020	–	–	–	6,338,449
Restricted stock issued	268,305	2,683	(2,683)	–	–	–	–
Restricted stock units vested	62,889	629	(629)	–	–	–	–
Restricted stock forfeitures	(262,185)	(2,622)	2,622	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	627,768	627,768
Net income	–	–	–	2,152,351	–	–	2,152,351
Balance as of December 31, 2013	20,163,163	$201,632	$229,917,341	$(183,096,572)	$(908,054)	$1,862,629	$47,976,976

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In U.S. dollars

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,486,961	$2,152,351
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	1,558,506	1,196,425
Amortization of intangible assets	2,696,740	1,091,126
Stock based compensation	1,411,970	437,306
Change in fair value of acquisition earn out liabilities	(2,000,000)	–
Capital loss from sale of property and equipment	12,809	16,418
Deferred tax provision	598,500	598,500
Changes in continuing operating assets and liabilities:
Trade receivables	(2,529,966)	(2,723,162)
Unbilled receivables	2,337,691	4,910,084
Other accounts receivable and prepaid expenses	582,502	(219,664)
Inventories	809,827	(41,241)
Severance pay, net	38,463	95,695
Trade payables	(1,143,632)	(2,049,119)
Other accounts payable and accrued expenses	6,480	1,805,568
Deferred revenues	(464,211)	3,221,993
Discontinued operations	–	(291,410)
Net cash provided by (used in) operating activities	7,402,640	10,200,870
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of UEC(1)	(29,113,655)	–
Changes in restricted collateral deposits	262,067	(312,189)
Purchase of property and equipment	(2,122,886)	(1,701,110)
Additions to capitalized software development	(377,954)	(3,675)
Proceeds from sale of property and equipment	25,892	25,898
Discontinued operations	–	44,827
Net cash provided by (used in) investing activities	$(31,326,536)	$(1,946,249)

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

In U.S. dollars

	2014	2013

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	$(3,110,640)	$(878,490)
Proceeds from long term debt	22,500,000	–
Change in short term bank credit	33,238	(9,787,779)
Purchase of treasury stock	(229,042)	–
Proceeds from sale of common stock, net of offering costs	10,698,173	6,338,449
Discontinued operations	–	(49,634)
Net cash provided by (used in) financing activities	29,891,729	(4,377,454)
INCREASE IN CASH AND CASH EQUIVALENTS	5,967,833	3,877,167
CASH DIFFERENCES DUE TO EXCHANGE RATE CHANGES	(497,374)	256,983
NET CHANGE IN CASH AND CASH EQUIVALENTS - DISCONTINUED	–	106,548
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	5,821,325	1,580,627
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$11,291,784	$5,821,325
SUPPLEMENTARY INFORMATION ON NON-CASH AND OTHER TRANSACTIONS:
Interest paid during the year	$1,004,052	$420,505
Taxes on income paid during the year	$256,246	$93,004
______________
(1)	On April 1, 2014, the Company acquired all of the outstanding membership interests of UEC Electronics, LLC (“UEC”). The cash portion of the transaction is summarized as follows:

Cash paid at closing	28,000,000
Net working capital adjustment (paid in May 2014)	1,206,245
Cash acquired	(92,590)
Total	$29,113,655

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:–                        GENERAL

a.                 Corporate structure:

Arotech Corporation (“Arotech”) and its wholly-owned subsidiaries (the “Company”) provide defense and security products for the military, law enforcement, emergency services and homeland security markets, including advanced zinc-air and lithium batteries and chargers, and multimedia interactive simulators/trainers. The Company operates primarily through its wholly-owned subsidiaries FAAC Incorporated, a Michigan corporation located in Ann Arbor, Michigan (Training and Simulation Division) with locations in Royal Oak, Michigan and Orlando, Florida; Epsilor-Electric Fuel Ltd. (“Epsilor-EFL”), an Israeli corporation located in Beit Shemesh, Israel (between Jerusalem and Tel-Aviv) and in Dimona, Israel (in Israel’s Negev desert area) (Power Systems Division); UEC Electronics, LLC (“UEC”), a South Carolina limited liability company located in Hanahan, South Carolina (Power Systems Division); and Electric Fuel Battery Corporation (“EFB”), a Delaware corporation in the process of being relocated from Auburn, Alabama to UEC’s facilities in Hanahan, South Carolina (Power Systems Division). Pursuant to a management decision in the fourth quarter of 2011 and sale in 2012, the Company’s Armor Division, consisting of M.D.T. Protective Industries, Ltd., based in Lod, Israel, and MDT Armor Corporation, based in Auburn, Alabama, along with the trade name of Armour of America Incorporated, are reflected as discontinued operations for all periods presented.

b.                 Impairment of goodwill and other long-lived assets:

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually and between annual tests in certain circumstances, and written down when impaired. Goodwill is tested for impairment by comparing the fair value of the Company’s reporting units with their carrying value. Both of the Company’s reporting units have goodwill. Fair value is determined using discounted cash flows. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates and weighted average cost of capital.

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

In December 2014 and 2013, the Company determined, using qualitative factors, that the goodwill for the Training and Simulation reporting unit was not impaired. In December 2014 and 2013, the Company completed the first step of the quantitative analysis of the goodwill in the Power Systems reporting unit, in which it computed a fair value of that reporting unit. Because the fair value was greater than the carrying value of the reporting unit at each measurement date, the second step of the quantitative impairment assessment was not required and no goodwill was impaired. Although the valuation for Power Systems reporting unit exceeded the reporting unit’s carrying value by over 6% as of December 31, 2014, the Company will continue to monitor the actual results of the reporting unit versus the forecast used for the impairment review and reevaluate the goodwill if required.

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

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:–                        GENERAL (Cont.)

As of the December 31, 2014 valuation date, the Company’s market capitalization was $56.9 million, which did not, in management’s view, suggest that the fair value estimates used in its impairment assessment required any adjustment.

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

c.                 Related parties

The Company has had a consulting agreement with Sampen Corporation since 2005. Sampen is a New York corporation owned by members of the immediate family of one of the Company’s executive officers, and this executive officer is an employee of both the Company and of Sampen. In 2014, the term of this consulting agreement was extended until December 31, 2017, unless either Sampen or the Company terminates the agreement sooner.

Pursuant to the terms of the Company’s agreement with Sampen, Sampen provides one of its employees to the Company for such employee to serve as our President and Chief Executive Officer of the Company. The Company pays Sampen $8,960 per month, plus an annual bonus, on a sliding scale, in an amount equal to a minimum of 25% of Sampen’s annual base compensation then in effect, up to a maximum of 75% of its annual base compensation then in effect if the results the Company actually attained for the year in question are 110% or more of the amount the Company budgeted at the beginning of the year. The Company also pays Sampen to cover the cost of the Company’s use of Sampen’s offices as an ancillary New York office and the attendant expenses and insurance costs, an amount equal to 16% of each monthly payment of base compensation.

During the years ended December 31, 2014 and 2013, the Company incurred a total of $124,720 and $148,723, respectively, related to Sampen.

On February 9, 2000, Mr. Ehrlich, the Company’s Executive Chairman of the Board, exercised 9,404 stock options. Mr. Ehrlich paid the exercise price of the stock options and certain taxes that the Company paid on his behalf by giving the Company a non-recourse promissory note due in 2025 in the amount of $329,163, bearing annual interest at 1% over the then-current federal funds rate announced from time to time by the Wall Street Journal, secured by the shares of the Company’s common stock acquired through the exercise of the options and certain compensation due to Mr. Ehrlich upon termination. As of December 31, 2014 and 2013, the aggregate amount outstanding pursuant to this promissory note was $452,995. Additionally, there is a former employee with the same arrangement with an outstanding promissory note of $455,059.

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

d.                 Discontinued operations

In December 2011, the Company’s Board of Directors approved management’s plan to sell the Armor Division. The sale of the assets was completed in June 2012 at a cash purchase price of $50,000. Unless otherwise indicated, discontinued operations are not included in the Company’s reported results and amounts and disclosures throughout the Notes to Consolidated Financial Statements relate only to the Company’s continuing operations.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:–                        GENERAL (Cont.)

The operations in 2013 primarily represent the completion of certain contracts that were not assumed by the buyer of the Armor Division and include revenues of $2,009, operating costs of $118,323 and other costs of $62,067.

The Company retained the facility used by the Armor operations and currently leases it to the buyer of those operations under a three year operating lease for approximately $9,300 per month.  As of December 31, 2014, the Company was marketing the facility for sale, and it had no recorded book value. The Company remained responsible for the outstanding mortgage on this facility, which was transferred to Arotech in 2013.

On February 10, 2015, the Company completed the sale of the building to the existing tenant for a price of $925,000.  The existing mortgage was transferred to the purchaser.

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

b.                 Financial statements in U.S. dollars:

A majority of the revenues of the Company is generated in U.S. dollars (“dollars”). In addition, a substantial portion of the Company’s costs are incurred in dollars. Management believes that the dollar is the primary currency of the economic environment in which the Company operates. Thus, the functional and reporting currency of the Company including most of its subsidiaries is the dollar. Accordingly, monetary accounts maintained in currencies other than dollars are remeasured into dollars, with resulting gains and losses reflected in the consolidated statements of comprehensive income as financial income or expenses, as appropriate.

The majority of transactions of Epsilor-EFL is in New Israel Shekels (“NIS”) and a substantial portion of Epsilor-EFL’s costs is incurred in NIS. Management believes that the NIS is the functional currency of Epsilor-EFL. Accordingly, the financial statements of Epsilor-EFL have been translated into dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of comprehensive income amounts have been translated using the weighted average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

f.                  Marketable securities:

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Investment in securities are classified as available-for-sale and stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of comprehensive income. The Company did not hold any marketable securities at either December 31, 2014 or 2013.

g.                 Inventories:

Inventories are stated at the lower of cost or market value. Inventory write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence and for market prices lower than cost. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made to write inventory down to its market value. In 2014 and 2013, the Company wrote off approximately $509,000 and $186,000, respectively, of obsolete inventory, which has been included in the cost of revenues.

Cost is determined as follows:

Raw and packaging materials – by the average cost method or FIFO.

Work in progress – represents the cost of manufacturing with additions of allocable indirect and direct manufacturing costs.

Finished products – on the basis of direct manufacturing costs with additions of allocable indirect manufacturing costs.

h.                 Property and equipment:

Property and equipment are stated at cost net of accumulated depreciation and investment grants received from the State of Israel for investments in fixed assets under the Law for the Encouragement of Capital Investments, 5719-1959 (the “Investments Law”). The Company did not receive any investment grants in 2014 and 2013.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                        SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Depreciation is calculated by the straight-line method over the following estimated useful lives of the assets:

Depreciable life (in years)

Computers and related equipment	3 to 5
Motor vehicles	5 to 7
Office furniture and equipment	3 to 5
Machinery, equipment and installations	5 to 10
Buildings	30
Land	Not depreciated
Leasehold improvements	Shorter of the term of the lease or the life of the asset
Demo inventory	5

i.                  Revenue recognition:

The Company is a defense and security products and services company, engaged in two business areas: interactive simulation for military, law enforcement and commercial markets; and power systems and batteries for the military, commercial and medical markets. During 2014 and 2013, the Company recognized revenues (i) from the sale and customization of interactive training systems and from the maintenance services in connection with such systems (Training and Simulation Division); (ii) from the sale of batteries, chargers and adapters, and under certain development contracts with the U.S. Army (Power Systems Division); and (iii) from the sale of lifejacket lights (Power Systems Division).

Revenues from certain products sold by the Power Systems Division are recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable, collectability is probable, and no further obligation remains. Typically revenue is recognized, per the contract, when the transaction is entered into the U.S. Government’s Wide Area Workflow system, which occurs after the products have been accepted at the plant or when shipped. Sales to other entities are recorded in accordance with the contract, either when shipped or delivered. Normally there are no further obligations that would preclude the recognition of revenue. Additionally, certain contracts are recognized using contract accounting on a percentage of completion method.

Revenues from contracts in the Training and Simulation Division and Power Systems Division that involve customization of the system to customer specifications are recognized using contract accounting on a percentage of completion method, in accordance with the “Input Method.” The amount of revenue recognized is based on the percentage to completion achieved. The percentage to completion is measured by monitoring progress using records of actual time, materials and other costs incurred to date in the project compared to the total estimated project requirement. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. Normally there are no further obligations that would preclude the recognition of revenue.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                        SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company believes that the use of the percentage of completion method is appropriate for certain contracts as the Company has the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs. In addition, contracts executed include provisions that clearly specify the enforceable rights regarding services to be provided and received by the parties to the contracts, the consideration to be exchanged and the manner and the terms of settlement, including in cases of terminations for convenience. In all cases, the Company expects to perform its contractual obligations and its customers are expected to satisfy their obligations under the contract.

Revenues from products that do not require significant customization are recognized when persuasive evidence of an agreement exists, delivery has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectability is probable.

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

j.                  Trade receivables:

The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on its history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and its relationships with, and the economic status of, its customers. During the years ended December 31, 2014 and 2013, the Company made no provisions or had any recoveries of doubtful accounts and had no reserves at either year end. The Company believes its exposure to concentrations of credit risk is limited due to the nature of its operations.

k.                 Warranty:

The Company typically offers a one to two year warranty for many of its products. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. The Company estimates the costs that may be incurred under its basic limited warranty, including parts and labor, and records deferred revenue in the amount of such costs at the time product revenue is recognized in the Training and Simulation Division.  In the Power Systems Division, warranty costs are estimated, accrued and recorded on the balance sheet in deferred revenues.  Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its reserves and adjusts the amounts as necessary. (See Note 17.)

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                        SIGNIFICANT ACCOUNTING POLICIES (Cont.)

l.                  Research and development cost:

The Company capitalizes certain software development costs, subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model or a detailed program design. Research and development costs incurred in the process of developing product improvements or new products are generally charged to expenses as incurred. Significant costs incurred by the Company between completion of the working model or a detailed program design and the point at which the product is ready for general release have been capitalized. Capitalized software costs will be amortized by the greater of the amount computed using: (i) the ratio that current gross revenues from sales of the software bears to the total of current and anticipated future gross revenues from sales of that software, or (ii) the straight-line method over the estimated useful life of the product (one to three years). The Company assesses the net realizable value of this intangible asset on a regular basis by determining whether the amortization of the asset over its remaining life can be recovered through undiscounted future operating cash flows from the specific software product sold. Based on its most recent analyses, management believes that no impairment of capitalized software development costs exists as of December 31, 2014.

In 2014 and 2013, the Training and Simulation Division capitalized approximately $378,000 and $4,000, respectively, in software development costs that will be amortized on a straight-line method over 2 years, the useful life of the software.

m.                Income taxes:

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

The Company has adopted the provisions of the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASC 740-10, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company’s determinations and estimates prove to be inaccurate, the resulting adjustments could be material to the Company’s future financial statements.

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

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                        SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company had no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements as of December 31, 2014 and 2013.

o.                 Basic and diluted net income per share:

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net income per share is computed based on the weighted average number of shares of common stock outstanding during each year, plus dilutive common stock equivalents related to outstanding stock options and non-vested restricted stock. The total weighted average number of shares related to the outstanding common stock equivalents excluded from the calculations of diluted net income per share was 602,740 and 611,700 for the years ended December 31, 2014 and 2013, respectively.

p.                 Accounting for stock-based compensation:

Stock-based awards to employees are recognized as compensation expense based on the calculated fair value on the date of grant. The costs are amortized over the vesting period.

The Company did not grant any stock options in 2014 or 2013. The Company typically uses a 5-10% forfeiture rate for restricted stock and restricted stock units and adjusts both forfeiture rates based on historical forfeitures. Each restricted stock unit is equal to one share of Company stock and is redeemable only for stock.

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

In addition, according to certain employment agreements, the Company is obligated to provide for a special severance pay in addition to amounts due to certain employees pursuant to Israeli severance pay law. During the years ended December 31, 2014 and 2013, the Company had made provisions of $124,159 and $49,387, respectively, for this special severance pay. As of December 31, 2014 and 2013, the unfunded severance pay in that regard amounted to $1,441,390 and $1,317,231, respectively.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                      SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Pursuant to the terms of the respective employment agreements between the Company and its Chief Executive Officer, its Chief Financial Officer and its Executive Chairman of the Board, funds to secure payment of their respective contractual severance amounts are to be deposited for their benefit in either Israel or the U.S., with payments to be made pursuant to an agreed-upon schedule. These funds continue to be owned by the Company, which benefits from all gains and bears the risk of all losses resulting from investments of these funds.

The deposited funds include profits and losses accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The fair value of the deposited funds is based on the cash surrender value of these policies and includes immaterial profits.

In April 2009, the Company, with the agreement of its then-Chairman and Chief Executive Officer and its then-President (now its Executive Chairman of the Board and its President and Chief Executive Officer, respectively), funded an additional portion of their severance security by means of issuing to them, in trust, restricted stock having a value (based on the closing price of the Company’s stock on the Nasdaq Stock Market on the date on which the executives and the Company’s board of directors agreed to this arrangement) of $440,000, a total of 602,740 shares. The Company agreed with the executives that the economic risk of gain or loss on these shares is to be borne by them. Should they leave the Company’s employ under circumstances in which they are not entitled to their severance package (primarily, termination for Cause as defined in their employment agreement), these shares would be returned to the Company for cancellation and because of this, these shares were not included in the basic EPS calculation.  In an agreement dated November 10, 2014 that was effective October 1, 2014, the contract with our current CEO was amended and his 273,973 shares are considered conditional restricted shares but without the previously-agreed reduction in his severance of $200,000.

Severance expenses for continuing operations for the years ended December 31, 2014 and 2013 amounted to $778,684 and $410,167, respectively.

s.                 Advertising costs:

The Company records advertising costs as incurred. Advertising expense for the years ended December 31, 2014 and 2013 was approximately $111,000 and $71,000, respectively.

t.                  New accounting pronouncements:

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating similar revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. The Company is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on the Company’s consolidated financial statements or its adoption method.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                        SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360).” ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. ASU 2014-08 also requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. We have determined that the adoption of these changes will need to be considered in the Company’s financial condition or results of operations in the event the Company initiates any of the transactions described above.

No other new accounting pronouncements issued or effective during 2014 have had or are expected to have a significant impact on the Company’s consolidated financial statements.

u.                 Share repurchase:

In February 2009, the Company authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of the Company’s common stock (increased to $2.0 million in August 2014). Pursuant to this plan, the Company repurchased an aggregate of 738,611 shares of its common stock through 2014 for an aggregate purchase price of $1,098,967 ($1,084,060 net of commissions). The repurchase program is subject to management’s discretion, and expires August 11, 2015.

NOTE 3:–                        RESTRICTED COLLATERAL DEPOSITS

The following is a summary of restricted collateral deposits as of December 31, 2014 and 2013,

	December 31,
	2014	2013

Deposits in connection with Epsilor/EFL projects	$90,286	$352,353
Deposits in connection with FAAC projects	146,142	146,142
Total restricted collateral deposits	$236,428	$498,495

NOTE 4:–                        OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

The following is a summary of other accounts receivable and prepaid expenses as of December 31, 2014 and 2013:

	December 31,
	2014	2013

Government authorities	$253,320	$187,707
Employees	81,150	69,283
Prepaid expenses	819,386	689,651
Other	1,692	432,980
Total	$1,155,548	$1,379,621

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 5:–                        INVENTORIES

The following is a summary of inventories as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Raw and packaging materials	$8,195,623	$6,761,876
Work in progress	683,083	666,386
Finished products	933,077	2,646,504
Total	$9,811,783	$10,074,766

NOTE 6:–                        PROPERTY AND EQUIPMENT, NET

a.                 Composition of property and equipment is as follows:

	December 31,
	2014	2013
Cost:
Computers and related equipment	$3,303,357	$2,370,067
Motor vehicles	624,562	440,470
Office furniture and equipment	1,590,124	1,116,884
Machinery, equipment and installations	7,678,040	6,480,993
Buildings	1,430,925	1,411,992
Land	300,000	300,000
Leasehold improvements	1,852,066	1,475,562
Demo inventory	2,286,159	1,657,928
	19,065,233	15,253,896
Accumulated depreciation:
Computers and related equipment	2,661,174	1,966,293
Motor vehicles	295,298	245,329
Office furniture and equipment	1,175,897	958,116
Machinery, equipment and installations	5,675,452	4,731,881
Buildings	222,486	150,506
Leasehold improvements	1,097,739	889,495
Demo inventory	1,474,238	1,385,327
	12,602,284	10,326,947
Property and equipment, net	$6,462,949	$4,926,949

b.                 Depreciation expense amounted to $1,558,506 and $1,196,425 for the years ended December 31, 2014 and 2013, respectively.

As for liens, see Note 10.d.

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

A summary of the goodwill by business segment is as follows:

	December 31, 2013	Additions	Adjustments (currency)	December 31, 2014
Training and Simulation Division	$24,435,641	$–	$–	$24,435,641
Power Systems Division	6,589,113	15,105,680	(708,215)	20,986,578
Total	$31,024,754	$15,105,680	$(708,215)	$45,422,219

From December 31, 2012 to December 31, 2013, the only change in goodwill was a $462,456 increase due to Power Systems Division’s goodwill due to currency adjustments.

b.                 Other intangible assets:

		December 31,
		2014		2013
	Original Useful life	Cost	Net book value	Cost	Net book value
Technology	4 - 8 years	$9,988,000	$2,988,500	$6,788,000	$94,714
Capitalized software costs	1 - 3 years	4,072,045	347,740	3,694,091	129,437
Trademarks	10 years	28,000	2,800	28,000	11,200
Backlog/customer relationship	1 - 10 years	2,844,000	1,440,200	744,000	24,800
Covenant not to compete	6 years	400,000	382,000	-	-
Customer list	2 - 10 years	14,173,645	5,880,125	6,773,645	-
		31,505,690	$11,041,365	18,027,736	$260,151
Less - accumulated amortization		(20,464,325)		(17,767,585)
Amortized cost		11,041,365		260,151
Trademarks (indefinite lives)		799,000		799,000
Net book value		$11,840,365		$1,059,151

Amortization expense amounted to $2,696,740 and $1,091,126 for the years ended December 31, 2014 and 2013, respectively, including amortization of capitalized software costs of $377,954 and $365,671, respectively.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 7:–                        GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Cont.)

c.                 Estimated amortization expenses, using both straight line and accelerated amortization methods, for the years shown is as follows:

Year ending December 31,
2015	$2,978,937
2016	2,580,303
2017	1,816,875
2018	1,266,750
2019	885,000
Thereafter	1,513,500
Total	$11,041,365

Goodwill and other intangible assets are adjusted on a quarterly basis for any change due to currency fluctuations and any variation is included in the accumulated other comprehensive income on the consolidated balance sheets.

NOTE 8:–                        SHORT-TERM BANK CREDIT AND LOANS

The Company’s FAAC subsidiary has a $15,000,000 line of credit (the “Line of Credit”) with Fifth Third Bank (the “Bank”) at a rate of LIBOR plus 3.75%, secured by the assets and receivables of FAAC and by the assets and receivables of Arotech and EFB. Additionally, Arotech and EFB are guarantors of the Line of Credit.

On April 1, 2014, pursuant to an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), the parties to the original credit agreement (the “Original Credit Agreement”) agreed to amend the Line of Credit to add two term loans to it: an $18,000,000 61-month senior term loan at an interest rate of 3.75% over LIBOR, and a $4,500,000 61-month B term loan at a interest rate of 5.5% over LIBOR. The interest rate charged as of December 31, 2014 was 3.91% for term loan A and 5.66% for term loan B. Principal payments are made monthly for term loan A and quarterly for term loan B. Interest is paid monthly for both loans. Pursuant to a joinder agreement that took effect upon the Company’s acquisition of UEC (the “Joinder Agreement”), UEC became a party to the Amended Credit Agreement as a co-borrower with FAAC, and provided a guaranty and security substantially identical to that granted by Arotech and EFB. Arotech, FAAC and EFB also entered into a patent and trademark security agreement with the Bank; upon effectiveness of the Joinder Agreement, UEC executed a substantially identical agreement.

Certain covenants contained in the Original Credit Agreement have been modified in the Amended Credit Agreement. Commencing with the fiscal quarter ending September 30, 2014, FAAC’s “Fixed Charge Coverage Ratio,” determined on a combined basis with UEC and otherwise computed in the same manner as under the Original Credit Agreement, has been raised to 1.25 to 1 from 1.10 to 1. “Net Advances to Affiliates” as defined in the Original Credit Agreement are now defined with reference to FAAC or UEC, as the case may be, and may not increase by more than $5,500,000 on a combined basis for both borrowers in any calendar year over a “Base Amount” to be determined by mutual agreement of FAAC and the Bank.

In addition, two new covenants have been added in the Amended Credit Agreement. First, UEC’s earnings before interest, taxes, depreciation and amortization with certain add-backs (“EBITDA”), computed on a stand-alone basis, may not be less than $4,500,000 for any trailing twelve-month period ending at the end of a fiscal quarter (a “Test Period”) beginning with the Test Period ending September 30, 2014 and each succeeding fiscal quarter thereafter. Second, the ratio of “Combined Funded Indebtedness” (defined as all indebtedness (a) in respect of money borrowed, (b) evidenced by a note, debenture or other like written obligation to pay money, (c) in respect of rent or hire of property under leases or lease arrangements which under GAAP are required to be capitalized or (d) in respect of obligations under conditional sales or other title retention agreements, all as determined on a combined basis for FAAC and UEC) to “Combined Adjusted EBITDA” (defined as EBITDA of FAAC and UEC computed on a combined basis) may not exceed (a) 2.25 to 1.0 for the Test Period ending September 30, 2014 or any Test Period ending as of the end of any fiscal quarter thereafter prior to the fiscal quarter ending March 31, 2015 or (b) 2.00 to 1.0 for the Test Period ending March 31, 2015 or any Test Period ending as of the end of any fiscal quarter thereafter. The Company was in compliance with all debt covenants as of December 31, 2014.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 8:–                        SHORT-TERM BANK CREDIT AND LOANS (Cont.)

Pursuant to the requirements of the Amended Credit Agreement, the Company was required to enter an Interest Rate Swap agreement fixing the interest rate of 1.37% on approximately $9,000,000 of the outstanding term loans associated with the acquisition of UEC. Accordingly, in April 2014, the Company entered into an interest rate swap for a notional amount of $9,000,000. The expiration date of this interest rate swap is April 1, 2019. The unrealized $51,000 expense to date associated with this derivative has been charged to Financial Expenses and will be adjusted through Financial Expense and other accounts payable and accrued expenses as the swap matures.

NOTE 9:–                        OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following is a summary of other accounts payable and accrued expenses as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Employees and payroll accruals	$4,254,140	$4,172,710
Accrued vacation pay	1,203,552	893,654
Accrued expenses	589,380	764,806
Government authorities	558,142	180,871
Earn-out liability	2,500,000	–
Total	$9,105,214	$6,012,041

NOTE 10:–                      COMMITMENTS AND CONTINGENT LIABILITIES

a.                 Royalty commitments:

Under Epsilor-EFL’s research and development agreements with the Office of the Chief Scientist (“OCS”), and pursuant to applicable laws, Epsilor-EFL is required to pay royalties at the rate of 3%-3.5% of net sales of products developed with funds provided by the OCS, up to an amount equal to 100% of research and development grants received from the OCS. Amounts due in respect of projects approved after 1999 also bear interest at the LIBOR rate. Epsilor-EFL is obligated to pay royalties only on sales of products in respect of which OCS participated in their development. Should the project fail, Epsilor-EFL will not be obligated to pay any royalties or refund the grants.  During 2014 and 2013, Epsilor-EFL received grants in the total amount of $177,918 and zero, respectively.

Royalties expensed for the years ended December 31, 2014 and 2013 to the OCS amounted to zero and $14,997, respectively.

b.                 Lease commitments:

The Company rents its facilities under various operating lease agreements, which expire on various dates through 2025. The minimum rental payments under non-cancelable operating leases are as follows:

December 31	Minimum rental payments
2015	$1,138,021
2016	1,063,403
2017	1,022,752
2018	527,579
2019	382,296
Thereafter	2,059,708
Total	$6,193,759

Total rent expenses for the years ended December 31, 2014 and 2013 were $1,366,192 and $887,796, respectively.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 10:–                      COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

c.                 Guarantees:

The Company obtained bank guarantees in the amount of $381,187 in connection with (i) obligations of one of the Company’s subsidiaries to the Israeli customs authorities, and (ii) the obligation of one of the Company’s subsidiaries to secure the return of products loaned to the Company from one of its customers.

d.                 Liens:

As security for compliance with the terms related to the investment grants from the State of Israel, Epsilor-EFL has registered floating liens (that is, liens that apply not only to assets owned at the time but also to after-acquired assets) on all of its assets, in favor of the State of Israel.

The Company has $385,000 in credit liens collateralized by the assets of the Company and guaranteed by the Company.

Epsilor-EFL has recorded a lien on all of its assets in favor of its banks to secure overdraft protection. In addition Epsilor-EFL has a specific pledge on assets in respect of which government guaranteed loans were given.

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

b.                 Term loans A and B – UEC acquisition:

In April 2014, pursuant to the Amended Credit Agreement, the parties to the original credit agreement agreed to amend the Line of Credit to add two term loans to it: an $18,000,000 61-month senior term loan at an interest rate of 3.75% over LIBOR, and a $4,500,000 61-month B term loan at an interest rate of 5.5% over LIBOR. Arotech is also a guarantor of any sums due pursuant to the Amended and Restated Credit Agreement which are detailed in Note 8 above. Principal payments are made monthly for term loan A and quarterly for term loan B. Interest is paid monthly for both loans.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 11:–                      LONG TERM DEBT (Cont.)

c.                 Mortgage Note, Auburn, Alabama:

In March 2007, the Company purchased space for the now-discontinued Armor Division in Auburn, Alabama for approximately $1,100,000 pursuant to a seller-financed secured purchase money mortgage. Half the mortgage is payable over ten years in equal monthly installments based on a 20-year amortization of the full principal amount, and the remaining half is payable at the end of ten years in a balloon payment. The note requires a payment (principal and interest) of approximately $9,300 per month at an interest rate of 8.0% per annum. In September 2013, the Company transferred the seller-financed mortgage to Arotech from the discontinued Armor Division. Until February 2015, the Company was leasing this building to the buyer of the Armor Division for approximately $9,300 per month under a three year lease expiring in June 2015.  On February 9, 2015, the Company sold the building to the current tenant for $925,000. On that same date, the existing mortgage and existing building lease were terminated which ended any obligation the Company had for this property.

d.                 Minimum loan payments:

Minimum loan payments	December 31,
2015	$4,380,730
2016	4,379,923
2017	5,908,150
2018	4,280,267
2019	2,366,020
Thereafter	–
Total	$21,315,090

NOTE 12:–                      COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Billings in excess of costs generated under the percentage-of-completion method are recorded as deferred revenues until the revenue recognition criteria are met. Deferred revenues include unearned amounts received under maintenance and support services and customer deposits of $264,339 and $287,830 for 2014 and 2013, respectively, and billing in excess of costs and estimated earnings on uncompleted contracts.

The following is a summary of the costs and estimated earnings on uncompleted contracts as of December 31, 2014 and 2013. Open contracts are expected to be completed in the following year. The billings in excess of costs are included in the deferred revenue line of the balance sheet:

	Year ended December 31,
	2014	2013
Costs incurred on uncompleted contracts	$231,676,372	$133,537,092
Estimated earnings	46,179,276	24,312,101
	277,855,648	157,849,193
Less billings to date	(265,026,596)	(152,849,352)
Total	$12,829,052	$4,999,841

Costs and estimated earnings in excess of billings	$15,937,060	$8,463,920
Billings in excess of costs and estimated earnings (included in deferred revenues)	(3,108,008)	(3,464,079)
Total	$12,829,052	$4,999,841

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:–                      STOCKHOLDERS’ EQUITY

a.                 Stockholders’ rights:

The Company’s shares confer upon the holders the right to receive notice to participate and vote in the general meetings of the Company and right to receive dividends, if and when declared.

b.                 The Company has adopted the following stock award plans, whereby options may be granted for purchase of shares of the Company’s common stock and where restricted shares and restricted stock units may be granted if approved by the Board of Directors. Each restricted stock unit is equal to one share of Company stock and is redeemable only for stock. Under the terms of the award plans, the Board of Directors or the designated committee grants options, restricted stock and restricted stock units.  The Board of Directors or the designated committee also determines the vesting period and the exercise terms.

1.                 2007 Non-Employee Director Equity Compensation Plan – 750,000 shares reserved for issuance, of which 344,050 were available for future grants to outside directors as of December 31, 2014.

2.                 2009 Equity Incentive Plan – 5,000,000 shares reserved for issuance, of which 2,641,568 were available for future grants to employees and consultants as of December 31, 2014.

3.                 Under these plans, restricted shares and restricted stock units generally vest after one to three years or pursuant to defined performance criteria; in the event that employment is terminated within that period, unvested restricted shares and restricted stock units generally revert back to the Company.

4.                 Stock compensation expense is recorded ratably over the vesting period of the option or the restriction period of the restricted shares and restricted stock units. The stock compensation expense that has been charged in the consolidated statements of comprehensive income in respect of restricted shares and restricted stock units to employees and directors in 2014 and 2013 was $1,411,970 and $437,306, respectively. All stock options were fully vested as of December 31, 2102.

5.                 A summary of the status of the Company’s plans and other share options, restricted shares and restricted stock units granted as of December 31, 2014 and 2013, and changes during the years ended on those dates, is presented below:

Stock Options:

	2014		2013
	Amount	Weighted average exercise price	Amount	Weighted average exercise price
Options outstanding at beginning of year	8,960	$5.46	12,228	$5.46
Changes during year:
Granted	–	$–	–	$–
Exercised	–	$–	–	$–
Forfeited	(8,960)	$5.46	(3,268)	$5.46
Options outstanding at end of year	–	$–	8,960	$5.46
Options vested at end of year	–	$–	8,960	$5.46

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:–                      STOCKHOLDERS’ EQUITY (Cont.)

Restricted Shares and Restricted Stock Units:

	2014		2013
	Shares	Weighted average fair value at grant date	Shares	Weighted average fair value at grant date
Non-vested at the beginning of the year	584,746	2.52	844,270	$1.30
Changes during year:
Restricted stock granted	341,861	2.60	270,550	$2.94
Restricted units granted	163,175	2.48	110,180	$1.67
Vested	(166,110)	2.23	(434,732)	$1.22
Forfeited	(2,994)	3.65	(205,522)	$1.41
Non-vested at the end of the year	920,678	2.99	584,746	$2.52
Restricted shares vested at end of year	2,954,838	2.07	2,788,728	$1.85

6.                 The remaining total compensation cost related to non-vested restricted share and restricted stock unit awards not yet recognized (before applying a forfeiture rate) in the income statement as of December 31, 2014 was $708,057. The weighted average period over which this compensation cost is expected to be recognized is approximately one year.

7.                 On January 1, 2009, the Company adopted FASB ASC 260-45-28, Share-Based Payment Arrangements, which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share using the two class method. The Company has determined that the unvested restricted stock issued to our employees and directors are “participating securities” and as such, are included, net of estimated forfeitures, in the total shares used to calculate the Company’s both the basic and diluted earnings per share.

NOTE 14:–                      INCOME TAXES

a.                 General:

As of December 31, 2014, Arotech has net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes of $35,000,000, which are available to offset future taxable income, if any, expiring in 2021 through 2032. Utilization of U.S. net operating losses is subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

At December 31, 2014, the Company had net deferred tax assets before valuation allowance of $40.3 million. The deferred tax assets are primarily composed of federal, state and foreign tax NOL carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset its net deferred tax asset. Additionally, the future utilization of the Company’s NOL carryforwards to offset future taxable income is subject to a substantial annual limitation as a result of IRC Section 382 changes that have occurred. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

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

The Company has also evaluated its income tax positions under FASB ASC 740-10 as of December 31, 2014 and the Company believes that it has no material uncertain tax positions and therefore has no uncertain tax position reserves and does not expect to provide for any such reserves. The Company does not believe that the unrecognized tax benefits will change within 12 months of this reporting date. It is the Company’s policy that any assessed penalties and interest on uncertain tax positions would be charged to income tax expense.

The Company does not provide for U.S. federal income taxes on the undistributed earnings of its foreign subsidiaries because such earnings are re-invested and, in the opinion of management, will continue to be re-invested indefinitely.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. The Company is no longer subject to IRS examination for periods prior to 2010, although carryforward losses that were generated prior to 2011 may still be adjusted by the IRS if they are used in a future period. Additionally, the Company is no longer subject to examination in Israel for periods prior to 2010.

The Company files consolidated tax returns for its U.S. entities.

b.                 Israeli subsidiary (Epsilor-EFL):

Epsilor-EFL’s tax rate was 7.0% and 7.0% in 2014 and 2013, respectively, and will be reduced to 9% in 2015. In addition, dividends paid from the profits of Epsilor-EFL are subject to tax at the rate of 15% in the hands of their recipient and tax exempt on dividends paid to an Israeli company. As of December 31, 2014, there are no tax exempt profits earned by Epsilor–EFL by Israel law that will be distributed as a dividend, and accordingly, no deferred tax liability was recorded as of December 31, 2014. Furthermore, management has indicated that it has no intention of declaring any dividend.

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

As of December 31, 2014, the Merged Company has tax loss carryforwards, generated by EFL, of $85.1 million, which is available indefinitely to offset future taxable income.

d.                 Consolidated deferred income taxes:

Deferred income taxes reflect tax credit carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2014	2013
U.S. operating loss carryforward	$12,163,441	$15,836,153
Foreign operating loss carryforward	21,284,600	23,852,782
Total operating loss carryforward	33,448,041	39,688,935

Temporary differences:
Compensation and benefits	2,438,804	2,321,718
Warranty reserves	1,743,409	1,165,515
Foreign temporary differences	711,222	445,129
All other temporary differences	1,979,413	2,321,650
Total temporary differences	6,872,848	6,254,012

Deferred tax asset before valuation allowance	40,320,889	45,942,947
Valuation allowance	(40,320,889)	(45,942,947)

Total deferred tax asset	$–	$–

Deferred tax liability – intangible assets	$6,117,021	$5,518,521

The Company provided valuation allowances for the deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that it is more likely than not that the deferred tax assets related to the operating loss carryforwards and other temporary differences will not be realized. The change in the valuation allowance during 2014 was $5.6 million).

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–                      INCOME TAXES (Cont.)

e.                 Income from continuing operations before taxes on income are as follows:

	Year ended December 31
	2014	2013
Domestic	$4,455,370	$4,215,005
Foreign	55,428	(888,315)
	$4,510,798	$3,326,690

f.                 Taxes on income were comprised of the following:

	Year ended December 31
	2014	2013
Current federal taxes	$183,758	$117,448
Current state and local taxes	316,444	210,299
Deferred taxes	598,500	598,500
Taxes in respect of prior years	(74,865)	126,473
Expense	$1,023,837	$1,052,720

Domestic	$1,098,702	$926,247
Foreign	(74,865)	126,473
Expense	$1,023,837	$1,052,720

g.                 A reconciliation between the theoretical tax expense, assuming all income is taxed at the U.S. federal statutory tax rate applicable to income of the Company and the actual tax expense as reported in the Statements of Comprehensive Income is as follows:

	Year ended December 31,
	2014	2013
Income from continuing operations before taxes	$4,510,798	$3,326,690

Statutory tax rate	34%	34%
Theoretical income tax on the above amount at the U.S. statutory tax rate	$1,533,671	$1,131,075
Deferred taxes for which valuation allowance was provided	(949,966)	(797,899)
Non-deductible credits	66,720	67,928
State taxes, net of federal benefit	269,508	327,747
Foreign income in tax rates other than U.S. rate	(4,989)	79,948
Taxes in respect of prior years	(74,865)	126,473
Alternative minimum tax for which valuation allowance was not provided	183,758	117,448

Actual tax expense	$1,023,837	$1,052,720

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 15:–                      SELECTED STATEMENTS OF COMPREHENSIVE INCOME DATA

Financial income (expense), net:

	Year ended December 31,
	2014	2013
Financial expenses:
Interest, bank charges and fees	$(1,367,119)	$(563,252)
Foreign currency transaction differences	(173,594)	(16,418)
Other	(12,809)	(37,205)
Total financial expenses	(1,553,522)	(616,875)

Financial income:
Foreign currency transaction differences	–	117,603
Total financial income	–	117,603

Total financial expense, net	$(1,553,522)	$(499,272)

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

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 16:–                      SEGMENT INFORMATION (Cont.)

b.                 The following is information about reportable segment gains, losses and assets:

	Training and Simulation Division	Power Systems Division	Corporate Expenses	Discontinued operations	Total Company
2014
Revenues from outside customers	$56,404,498	$47,157,851	$–	$–	$103,562,349
Depreciation and amortization expenses (1)	(756,939)	(3,477,855)	(20,452)	–	(4,255,246)
Direct expenses (2)	(45,313,956)	(41,089,191)	(6,839,636)	–	(93,242,783)
Segment net income (loss)	10,333,603	2,590,805	(6,860,088)	–	6,064,320
Financial expense	(50,975)	(215,453)	(1,287,094)	–	(1,553,522)
Income tax (expense) benefit	(133,692)	61,777	(951,922)	–	(1,023,837)
Net income (loss)	$10,148,936	$2,437,129	$(9,099,104)	$–	$3,486,961
Segment assets	$58,090,953	$65,781,686	$866,708	$–	$124,739,347
Additions to long-lived assets (3)	$1,533,371	$29,159,805	$13,344	$–	$30,706,520

2013
Revenues from outside customers	$63,425,319	$25,146,109	$–	$–	$88,571,428
Depreciation and amortization expenses (1)	(988,893)	(1,272,399)	(26,259)	–	(2,287,551)
Direct expenses (2)	(53,143,411)	(23,665,489)	(5,649,015)	–	(82,457,915)
Segment net income (loss)	9,293,015	208,221	(5,675,274)	–	3,825,962
Financial expense	(44,146)	(30,733)	(424,393)	–	(499,272)
Income tax expense	(319,225)	(134,995)	(598,500)	–	(1,052,720)
Net income (loss) – continuing operations	8,929,644	42,493	(6,698,167)	–	2,273,970
Net loss – discontinued operations	–	–	–	(121,619)	(121,619)
Net income (loss)	$8,929,644	$42,493	$(6,698,167)	$(121,619)	$2,152,351
Segment assets	$53,424,900	$26,346,840	$882,902	$–	$80,654,642
Additions to long-lived assets	$409,805	$1,294,980	$–	$–	$1,704,785

(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.
(2)	Including, inter alia, sales and marketing, general and administrative, research and development and other income.
(3)	Includes intangible assets and all other long lived assets associated with the acquisition of UEC.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 16:–                      SEGMENT INFORMATION (Cont.)

c.                 Summary information about geographic areas:

The following discloses total revenues according to the locations of the Company’s end customers and long-lived assets as of and for the years ended December 31, 2014 and 2013:

	2014		2013
	Total revenues	Long-lived assets	Total revenues	Long-lived assets
U.S.A.	$83,739,406	$55,970,370	$73,973,996	$28,506,630
Israel	11,428,427	7,755,163	9,109,921	8,504,224
Saudi Arabia	2,469,988	–	424,444	–
Korea	1,994,634	–	51,920	–
Germany	1,117,094	–	372,446	–
Canada	651,846	–	790,363	–
U.A.E.	518,634	–	–	–
Australia	459,153	–	–	–
China	305,800	–	203,563	–
Hong Kong	48,331	–	1,460,000	–
India	14,865	–	325,782	–
Mexico	2,300	–	94,595	–
Greece	–	–	249,500	–
Taiwan	–	–	231,267	–
Slovenia	–	–	191,163	–
Other	811,871	–	1,092,468	–
	$103,562,349	$63,725,533	$88,571,428	$37,010,854

d.                 Revenues from major customers (as a percentage of consolidated revenues):

Other than for sales to various branches of the United States Military, which accounted for 56% and 55% of consolidated continuing revenues for 2014 and 2013, respectively, no single customer accounted for more than 10% of revenues for either year.

e.                 Revenues from major products:

	Year ended December 31,
	2014	2013
Simulators	$56,404,498	$63,425,319
Batteries and charging systems	42,930,497	21,073,942
Water activated batteries	4,227,354	4,072,167
Total	$103,562,349	$88,571,428

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 17:–                      WARRANTY

The following is a summary of the deferred warranty revenue in the Simulation Division included in total deferred revenue as of December 31, 2014 and 2013:

	Year ended December 31,
	2014	2013
Balance at beginning of period	$3,206,369	$2,682,462
Deferred revenue	5,006,658	3,434,186
Revenue recognized	(3,912,425)	(2,910,279)
Balance at end of period	$4,300,602	$3,206,369

The following is a summary of the warranty liability in the Power Systems Division that is also included in deferred revenue as of  December 31, 2014:

	Year ended December 31,
	2014	2013
Balance acquired in UEC acquisition	$638,943	$–
New reserves	44,670	–
Costs incurred	(297,411)	–
Balance at end of period	$386,202	$–

NOTE 18:–                      ACQUISITION OF UEC ELECTRONICS, LLC

In April 2014, the Company entered into a stock purchase agreement pursuant to the terms of which the Company purchased all of the outstanding membership interests of UEC from the seller of UEC, a company owned by UEC’s two top managers (the “Acquisition”). UEC develops and manufactures electronic components and subsystems primarily for military, aerospace and industrial customers.  The Company’s management considered the purchase of UEC to be an accretive addition to the Power Systems Division.

The Acquisition was accounted for under the acquisition method accounting. Accordingly, all assets and liabilities acquired, along with the potential $5.5 million earn out (with an estimated fair value of $4.5 million at the acquisition date) were recorded at their estimated fair market values as of the date of acquisition. The liability for the earn out was recorded in other accounts payable and accrued expenses ($2.2 million) and other long-term liabilities ($2.3 million) and then adjusted in the fourth quarter to $2.5 million in accrued expenses and zero in long term liabilities since the 2014 earn-out will be paid in April 2015 and the 2015 earn-out is no longer expected to be achieved. The fair value measurements were based on significant inputs that were not observable in the market which are Level 3 inputs in the fair value hierarchy. The results of UEC’s operations have been included in the consolidated financial statements commencing on the date of acquisition. Included in the Company’s Consolidated Statements of Comprehensive Income for the year ended December 31, 2014 are net sales of approximately $27.2 million and income before provision for income taxes of approximately $5.0 million since the April 1, 2014 acquisition of UEC. The total consideration of $37.9 million, after the net working capital adjustment, for the membership interests purchased consisted of (i) cash in the amount of $29,206,245, (ii) 775,000 shares of the Company’s common stock, valued at $4,216,000, and (iii) contingent consideration with an estimated fair value at April 1, 2014 of $4.5 million.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 18:–                      ACQUISITION OF UEC ELECTRONICS, LLC (Cont.)

Based upon a valuation of tangible and intangible assets acquired, the Company has allocated the cost of the Acquisition to UEC’s net assets as follows (unaudited):

Tangible assets acquired:
Cash:	$92,590
Accounts receivable and unbilled revenues	12,513,805
Other current assets	854,776
Property and equipment, net	1,010,321
Intangible assets
Customer list	7,400,000
Contracts in place (backlog)	2,100,000
Technology	3,200,000
Covenant not to compete.	400,000
Goodwill (intangibles that did not qualify for separate recognition)	15,105,680
Total asset value	42,677,172
Less: liabilities assumed	(4,754,927)
Net fair value of assets acquired	$37,922,245

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

Goodwill arising from acquisitions is not be amortized. In lieu of amortization, the Company is required to perform an annual impairment test. If the Company determines, through the impairment review process, that goodwill has been impaired, it will record the impairment charge in its statement of comprehensive income. The Company will also assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. This goodwill is deductible for tax purposes.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 18:–                      ACQUISITION OF UEC ELECTRONICS, LLC (Cont.)

Pro forma financial information

In April 2014, the Company acquired UEC, as more fully described above (the “Acquisition”). The following summary pro forma information includes the effects of the Acquisition on the operating results of the Company. The pro forma data for the years ended December 31, 2014 and 2013 are presented as if the Acquisition had been completed on January 1, 2013. This pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the Acquisition taken place on January 1, 2013, nor do they purport to be indicative of the results of operations that will be obtained in the future.

	Year Ended December 31,
	2014	2013
Revenues	$116,113,345	$120,854,708
Income – continuing operations before income tax	$8,050,164	$2,562,522
Net income	$7,026,327	$1,388,183
Basic net income per share	$0.32	$0.08
Diluted net income per share	$0.31	$0.08
Weighted average number of shares used in computing basic net income per share	22,127,751	17,282,848
Weighted average number of shares used in computing diluted net income per share	22,730,491	17,885,588

Pro forma results presented above reflect: (1) amortization relating to fair value estimates of intangible assets; (2) elimination of UEC expenses that were not part of the transaction; and (3) incremental interest expense on new long term debt incurred in connection with the transaction as though the transaction occurred as of January 1, 2013.

Additionally, acquisition related expenses of approximately $813,000 recognized as general and administrative expenses in the year ended December 31, 2014 are reflected in the pro forma results above as though they were recognized during the year ended December 31, 2013 and have been removed from the pro forma results for the year ended December 31, 2014.