Form 10-Q
period 2015-03-31
AROTECH CORP
filed 2015-05-14
CIK 916529

0
OMB APPROVAL
OMB Number: 3235-0070 Expires: May 31, 2015 Estimated average burden hours per response 187.43
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2015.

Commission file number:   0-23336

AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

(800) 281-0356
(Registrant’s telephone number, including area code)

______________________________________________________________________________________
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

Large accelerated filer: ☐	Accelerated filer: ☒
Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares outstanding of the issuer’s common stock as of May 8, 2015 was 24,672,567.

SEC 1296 (01-12)
Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

 PART I

ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,959,596	$11,291,784
Restricted collateral deposits	234,364	236,428
Trade receivables	16,513,109	17,595,811
Unbilled receivables	14,454,220	15,937,060
Other accounts receivable and prepaid expenses	1,709,861	1,155,548
Inventories	9,091,854	9,811,783
Total current assets	53,963,004	56,028,414
LONG TERM ASSETS:
Severance pay fund	4,938,010	4,961,918
Other long term receivables	22,944	23,482
Property and equipment, net	6,395,904	6,462,949
Other intangible assets, net	10,979,592	11,840,365
Goodwill	45,287,756	45,422,219
Total long term assets	67,624,206	68,710,933
Total assets	$121,587,210	$124,739,347

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$4,664,424	$6,772,082
Other accounts payable and accrued expenses	7,636,645	9,105,214
Current portion of long term debt	4,330,839	4,380,730
Short term bank credit	3,760,000	33,238
Deferred revenues	6,489,188	7,826,178
Total current liabilities	26,881,096	28,117,442
LONG TERM LIABILITIES:
Contractual and accrued Israeli statutory severance pay	6,975,295	7,051,630
Long term portion of debt	15,489,096	16,934,360
Deferred income tax liability	6,266,646	6,117,021
Other long term liabilities	188,945	163,446
Total long-term liabilities	28,919,982	30,266,457
Total liabilities	55,801,078	58,383,899
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of March 31, 2015 and December 31, 2014; Issued and outstanding: 24,568,351 shares and 24,533,121 shares as of March 31, 2015 and December 31, 2014, respectively	245,684	245,331
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of March 31, 2015 and December 31, 2014; No shares issued or outstanding as of March 31, 2015 and December 31, 2014	–	–
Additional paid-in capital	246,129,264	245,970,742
Accumulated deficit	(180,092,288)	(179,609,611)
Notes receivable from stockholders	(908,054)	(908,054)
Accumulated other comprehensive income	411,526	657,040
Total stockholders’ equity	65,786,132	66,355,448
Total liabilities and stockholders’ equity	$121,587,210	$124,739,347

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(U.S. Dollars, except share data)

	Three months ended March 31,
	2015	2014
Revenues	$24,226,708	$22,382,800

Cost of revenues	17,329,479	15,043,311
Research and development expenses	1,094,264	995,513
Selling and marketing expenses	1,225,416	1,431,768
General and administrative expenses	4,543,893	3,538,673
Amortization of intangible assets	860,773	74,119
Total operating costs and expenses	25,053,825	21,083,384

Operating income (loss)	(827,117)	1,299,416

Other income	911,429	32,113
Financial (expense) income, net	(327,608)	(119,001)
Total other income (expense)	583,821	(86,888)
Income (loss) before income tax expense	(243,296)	1,212,528

Income tax expense	239,381	198,436
Net income (loss)	(482,677)	1,014,092

Other comprehensive income, net of income tax:
Foreign currency translation adjustment	(245,514)	(46,083)
Comprehensive income (loss)	$(728,191)	$968,009

Basic net income (loss) per share	$(0.02)	$0.05

Diluted net income (loss) per share	$(0.02)	$0.05
Weighted average number of shares used in computing basic net income (loss) per share	23,305,679	19,572,668
Weighted average number of shares used in computing diluted net income (loss) per share	23,305,679	20,175,408

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(482,677)	$1,014,092
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	479,460	303,754
Amortization of intangible assets	860,773	74,119
Disposal of assets	57,840	–
Capital gain on sale of property and equipment	(895,000)	–
Stock based compensation	158,874	129,273
Deferred tax provision	149,625	148,919
Changes in operating assets and liabilities:
Trade receivables	1,082,702	(2,506,270)
Unbilled receivables	1,482,840	1,021,932
Other accounts receivable and prepaid expenses	(553,775)	(350,142)
Inventories	719,929	1,542,427
Severance pay, net	(52,427)	132,707
Trade payables	(2,107,658)	(1,470,813)
Other accounts payable and accrued expenses	(1,443,069)	(949,273)
Deferred revenues	(1,336,990)	(613,737)
Net cash provided by (used in) operating activities	(1,879,553)	(1,523,012)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted collateral deposits	2,064	2,251
Purchase of property and equipment	(470,255)	(300,998)
Proceeds from sale of property and equipment	895,000	–
Additions to capitalized software	–	(61,710)
Net cash provided by (used in) investing activities	$426,809	$(360,457)

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	$(1,495,155)	$(19,206)
Change in short term bank credit	3,726,762	2,473,403
Net cash provided by (used in) financing activities	2,231,607	2,454,197
INCREASE IN CASH AND CASH EQUIVALENTS	778,863	570,728
CASH DIFFERENCES DUE TO EXCHANGE RATE DIFFERENCES	(111,051)	(15,849)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	11,291,784	5,821,325
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$11,959,596	$6,376,204
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Interest paid during the period	$185,981	$37,686
Taxes paid on income during the period	$414,615	$3,877

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:                      BASIS OF PRESENTATION

a.           Company:

Arotech Corporation (“Arotech”) and its wholly-owned subsidiaries (the “Company”) provide defense and security products for the military, law enforcement, emergency services and homeland security markets, including advanced zinc-air and lithium batteries and chargers, and multimedia interactive simulators/trainers. The Company operates primarily through its wholly-owned subsidiaries FAAC Incorporated, a Michigan corporation located in Ann Arbor, Michigan (Training and Simulation Division) with locations in Royal Oak, Michigan and Orlando, Florida; Epsilor-Electric Fuel Ltd. (“Epsilor-EFL”), an Israeli corporation located in Beit Shemesh, Israel (between Jerusalem and Tel-Aviv) and in Dimona, Israel (in Israel’s Negev desert area) (Power Systems Division); UEC Electronics, LLC (“UEC”), a South Carolina limited liability company located in Hanahan, South Carolina (Power Systems Division); and Electric Fuel Battery Corporation (“EFB”), a Delaware corporation that has, as of April 30, 2015, been relocated from Auburn, Alabama to UEC’s facilities in Hanahan, South Carolina (Power Systems Division).

b.           Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at March 31, 2015, its operating results for the three-month periods ended March 31, 2015 and 2014, and its cash flows for the three-month periods ended March 31, 2015 and 2014.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2015.

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

c.           Accounting for stock-based compensation:

For the three months ended March 31, 2015 and 2014 the compensation expense recorded related to restricted stock units and restricted shares was $158,874 and $129,273, respectively. The remaining total compensation cost related to share awards not yet recognized in the income statement as of March 31, 2015 was $549,184. The weighted average period over which this compensation cost is expected to be recognized is approximately one and one-half years. Income tax expense was not impacted since the Company is in a net operating loss position. There were no new options issued in the first three months of 2015 and there are no outstanding issued options. The Company’s directors received their annual restricted stock grants, after quarter end, on April 1, 2015 in accordance with the terms of the directors’ stock compensation plan.

d.           Reclassification:

Certain comparative data in these financial statements may have been reclassified to conform to the current year’s presentation.

e.           Anti-dilutive shares for EPS calculation:

All non-vested restricted stock and non-vested restricted stock units have been excluded from the calculation of the basic and diluted net income per common share because all such securities do not participate in losses for the periods presented and the Company has excluded any restricted stock or restricted stock units that will never vest under the current program. The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of basic and diluted net income per share for the three-month period ended March 31, 2015 were 1,254,843 and 602,740 for the three-month period ended March 31, 2014.

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

g.           Certain relationships and related transactions

1. Officer loans: On February 9, 2000, one of the Company’s officers exercised 9,404 stock options. This officer paid the exercise price of the stock options and certain taxes that the Company paid on his behalf by giving the Company a non-recourse promissory note due in 2025 in the amount of $329,163, bearing annual interest at 1% over the then-current federal funds rate announced from time to time by the Wall Street Journal, secured by the shares of the Company’s common stock acquired through the exercise of the options and certain compensation due to this officer upon termination. As of March 15, 2015, the aggregate amount outstanding pursuant to this promissory note was $908,054.

2. Consulting agreement with Sampen Corporation: The Company has a second amended and restated consulting agreement with Sampen Corporation that it executed in November 2014. Sampen is a New York corporation owned by members of the immediate family of one of the Company’s officers, and this officer is an employee of both the Company and of Sampen. The term of this consulting agreement is until December 31, 2017.

Pursuant to the terms of the Company’s amended and restated agreement with Sampen, Sampen provides one of its employees to the Company for such employee to serve as the Company’s President and Chief Executive Officer. The Company pays Sampen $8,960 per month, plus an annual bonus, on a sliding scale, in an amount equal to a minimum of 25% of Sampen’s annual base compensation then in effect if the results the Company actually attains for the year in question are 100% or more of the amount the Company budgeted at the beginning of the year, up to a maximum of 75% of Sampen’s annual base compensation then in effect if the results the Company actually attains for the year in question are 110% or more of the amount the Company budgeted at the beginning of the year. The Company also pays Sampen, to cover the cost of the Company’s use of Sampen’s offices as an ancillary New York office and the attendant expenses and insurance costs, an amount equal to 16% of each monthly payment of base compensation.

h.           Change in SEC filing status

On June 30, 2014, the Company exceeded the $75.0 million public float threshold to trigger accelerated filer status with the SEC beginning in 2015. Consequently, as of January 1, 2015 the Company will no longer be a Smaller Reporting Company (SRC) and the Company’s auditors will accordingly have to provide an auditor attestation on the Company’s internal controls to be included in the Company’s Form 10-K for the year ending December 31, 2014. The accelerated filer disclosures commenced in the Company’s current Form 10-Q for the quarter ending March 31, 2015.

NOTE 2:                      INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method or the FIFO method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. Inventory write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and for market prices lower than cost. Inventories in the business segments decreased from December 31, 2014, $349,000 in the Training and Simulation Division and $371,000 in the Battery Division:

	March 31, 2015	December 31, 2014
	(Unaudited)
Raw and packaging materials	$6,573,446	$8,195,623
Work in progress	2,101,486	683,083
Finished products	416,922	933,077
Total:	$9,091,854	$9,811,783

NOTE 3:                      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (Topic 835-30). ASU No. 2015-03 requires the presentation of debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of such costs is reported as interest expense. This change conforms the presentation with that of debt discounts. The ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015; early adoption is permitted. The guidance is required to be applied retrospectively to all prior periods. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

For information about previous new accounting pronouncements and the potential impact on the Company’s Consolidated Financial Statements, see Note 2 of the Notes to Consolidated Financial Statements in the Company’s 2014 Form 10-K.

NOTE 4:                      SEGMENT INFORMATION

a.           The Company and its subsidiaries operate primarily in two business segments and follow the requirements of FASB ASC 280-10. Additionally, the two segments are also treated by the Company as reporting units for goodwill impairment evaluation purposes under FASB ASC 350-20-35. The goodwill amounts associated with each of these reporting units was determined and valued when the specific businesses in the reportable segment were purchased.

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

b.           The following is information about reported segment revenues, income (losses), and total assets as of March 31, 2015 and 2014:

	Training and Simulation Division	Power Systems Division	Corporate Expenses	Total Company
Three months ended March 31, 2015
Revenues from outside customers	$13,438,122	$10,788,586	$–	$24,226,708
Depreciation, amortization and impairment expenses(1)	(207,176)	(1,126,588)	(6,469)	(1,340,233)
Direct expenses(2)	(11,731,646)	(10,558,614)	(511,903)	(23,802,163)
Segment net income (loss)	$1,499,300	$(896,616)	$(518,372)	$84,312
Financial income (expense)	(11,615)	(24,631)	(291,362)	(327,608)
Income tax expense	(27,257)	–	(212,124)	(239,381)
Net income	$1,460,428	$(921,247)	$(1,021,858)	$(482,677)
Segment assets(3)	$58,629,419	$62,437,020	$520,771	$121,587,210
Additions to long-lived assets	$95,659	$370,094	$4,502	$470,255
Three months ended March 31, 2014
Revenues from outside customers	$15,681,838	$6,700,962	$–	$22,382,800
Depreciation, amortization and impairment expenses(1)	(179,242)	(192,194)	(6,437)	(377,873)
Direct expenses(2)	(12,683,837)	(5,835,304)	(2,154,257)	(20,673,398)
Segment net income (loss)	$2,818,759	$673,464	$(2,160,694)	$1,331,529
Financial expense	(7,412)	(61,720)	(49,869)	(119,001)
Income tax expense	(35,011)	(13,800)	(149,625)	(198,436)
Net income	$2,776,336	$597,944	$(2,360,188)	$1,014,092
Segment assets(3)	$55,407,589	$25,665,035	$357,338	$81,429,962
Additions to long-lived assets	$295,101	$66,000	$1,607	$362,708

(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.
(2)	Including, inter alia, sales and marketing, general and administrative.
(3)
 Out of those amounts, goodwill in the Company’s Training and Simulation and Power Systems Divisions totaled $24,435,640 and $20,852,116, respectively, as of March 31, 2015 and $24,435,640 and $6,558,879, respectively, as of March 31, 2014.

NOTE 5:                      FAIR VALUE MEASUREMENT

The carrying value of short term assets and liabilities in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted collateral deposits, trade receivables, unbilled receivables, inventories, prepaid and other assets, trade payables, accrued expenses, deferred revenues and other liabilities as of March 31, 2015 and December 31, 2014, approximate fair value because of the short maturity of these instruments. The carrying amounts of long term debt approximates the estimated fair values at March 31, 2015, based upon the Company’s ability to acquire similar debt at similar maturities.

NOTE 6:                      BANK FINANCING

The Company’s FAAC subsidiary has a $15.0 million line of credit (the “Line of Credit”) with Fifth Third Bank (the “Bank”) at a rate of LIBOR plus 3.75%, secured by the assets and receivables of FAAC and by the assets and receivables of the Company and of the Company’s U.S. subsidiaries. Additionally, the Company, UEC and EFB are guarantors of the Line of Credit.

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

In addition, two new covenants have been added in the Amended Credit Agreement. First, UEC’s earnings before interest, taxes, depreciation and amortization with certain add-backs (“EBITDA”), computed on a stand-alone basis, may not be less than $4,500,000 for any trailing twelve-month period ending at the end of a fiscal quarter (a “Test Period”) beginning with the Test Period ending September 30, 2014 and each succeeding fiscal quarter thereafter. Second, the ratio of “Combined Funded Indebtedness” (defined as all indebtedness (a) in respect of money borrowed, (b) evidenced by a note, debenture or other like written obligation to pay money, (c) in respect of rent or hire of property under leases or lease arrangements which under GAAP are required to be capitalized or (d) in respect of obligations under conditional sales or other title retention agreements, all as determined on a combined basis for FAAC and UEC) to “Combined Adjusted EBITDA” (defined as EBITDA of FAAC and UEC computed on a combined basis) may not exceed (a) 2.25 to 1.0 for the Test Period ending September 30, 2014 or any Test Period ending as of the end of any fiscal quarter thereafter prior to the fiscal quarter ending March 31, 2015 or (b) 2.00 to 1.0 for the Test Period ending March 31, 2015 or any Test Period ending as of the end of any fiscal quarter thereafter.  The Company was in compliance with all debt covenants as of March 31, 2015.

Pursuant to the requirements of the Amended Credit Agreement, the Company was required to deliver an Interest Rate Swap agreement fixing the interest rate of 1.37% on approximately $9.0 million of the outstanding term loans associated with the acquisition of UEC. Accordingly, in April 2014, the Company entered into an interest rate swap for a notional amount of $9.0 million. The expiration date of this interest rate swap is April 1, 2019. The fair value of the interest rate swap liability is $75,000 at March 31, 2015. The liability is included in accrued expenses and is adjusted through financial expenses.

NOTE 7:                      COMMON STOCK REPURCHASE PROGRAM

In February 2009, the Company’s Board of Directors authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of the Company’s common stock. The repurchase program was extended in August 2014 for an additional year and the authorization expanded repurchase up to $2.0 million of the Company’s common stock. Through March 31, 2015, the Company repurchased 738,611 shares for a total of $1,084,060, net of commissions. There were no shares repurchased during the three months ended March 31, 2015. The repurchase program, which expires on August 11, 2015, is subject to management’s discretion.

NOTE 8:                      PRO FORMA FINANCIAL INFORMATION

In April 2014, the Company entered into a membership interest purchase agreement pursuant to the terms of which the Company purchased all of the outstanding membership interests of UEC from the seller of UEC, a company owned by UEC’s two top managers (the “Acquisition”). UEC develops and manufactures electronic components and subsystems primarily for military, aerospace and industrial customers.  The Company’s management considered the purchase of UEC to be an accretive addition to the Power Systems Division.

The Acquisition was accounted for under the acquisition method accounting. Accordingly, all assets and liabilities acquired, along with the potential $5.5 million earn out (with an estimated fair value of $4.5 million at the acquisition date) were recorded at their estimated fair market values as of the date of acquisition. The liability for the earn out was recorded in other accounts payable and accrued expenses ($2.2 million) and other long-term liabilities ($2.3 million) and then adjusted in the fourth quarter to $2.5 million in accrued expenses and zero in long term liabilities since the 2014 earn-out will be paid in April 2015 and the 2015 earn-out is no longer expected to be achieved. The fair value measurements were based on significant inputs that were not observable in the market which are Level 3 inputs in the fair value hierarchy. The results of UEC’s operations have been included in the consolidated financial statements commencing on the date of acquisition. Included in the Company’s Consolidated Statements of Comprehensive Income for the year ended December 31, 2014 are net sales of approximately $27.2 million and income before provision for income taxes of approximately $5.0 million since the April 1, 2014 acquisition of UEC. The total consideration of $37.9 million, after the net working capital adjustment, for the membership interests purchased consisted of (i) cash in the amount of $29,206,245, (ii) 775,000 shares of the Company’s common stock, valued at $4,216,000, and (iii) contingent consideration with an estimated fair value at April 1, 2014 of $4.5 million. It was determined during the first quarter of 2015 that the sellers had earned 100% of the contingent earn-out for 2014 and the sellers were paid $2.5 million in cash in April 2015.

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

Pro forma financial information

In April 2014, the Company acquired UEC (the “Acquisition”). The following summary pro forma information includes the effects of the Acquisition on the operating results of the Company. The pro forma data for the quarter ended March 31, 2014 is presented as if the Acquisition had been completed on January 1, 2013. This pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the Acquisition taken place on January 1, 2013, nor do they purport to be indicative of the results of operations that will be obtained in the future.

March 31, 2014
Revenues	$34,933,796
Income – before income tax	$3,359,155
Net income	$3,160,719
Basic net income per share	$0.16
Diluted net income per share	$0.16
Weighted average number of shares used in computing basic net income per share	19,572,668
Weighted average number of shares used in computing diluted net income per share	20,175,408

Pro forma results presented above reflect: (1) amortization relating to fair value estimates of intangible assets; (2) elimination of UEC expenses that were not part of the transaction; and (3) incremental interest expense on new long term debt incurred in connection with the transaction as though the transaction occurred as of January 1, 2013.

NOTE 9:                      SALE OF BUILDING

In March 2007, the Company purchased 16,700 square feet of space for the now-discontinued Armor Division in Auburn, Alabama for approximately $1.1 million pursuant to a seller-financed secured purchase money mortgage. Half of the mortgage was payable over ten years in equal monthly installments based on a 20-year amortization of the full principal amount, and the remaining half was payable at the end of ten years in a balloon payment. The building was leased to a third party and was listed for sale with a local real estate agent. Additionally, the carrying value of this property was written down to zero as part of the 2011 Armor Division impairment. On February 9, 2015, the Company sold the building to the current tenant for $925,000, resulting in a gain (after fees) of $895,000 which was recorded in other income on the income statement. On that same date, the existing mortgage and existing building sub lease were terminated which ended any obligation the Company had for this property.

NOTE 10:                    RELOCATION OF EFB OPERATIONS

Subsequent to the close of the first quarter the Company completed the relocation of all the operations of the Auburn, Alabama facility to the engineering and manufacturing facilities in Charleston, South Carolina. This consolidation into a single facility is expected to enable the Company to lower overhead costs beginning in the second half of 2015. The Company expects to realize continued improvements as a result of this co-location.

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

Electric Fuel® is a registered trademark and Arotech™, SWIPES™ and MILO Range™ are all trademarks of Arotech Corporation. All company and product names mentioned may be trademarks or registered trademarks of their respective holders. Unless the context requires otherwise, all references to us refer collectively to Arotech Corporation and its subsidiaries.

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

Overview of Results of Operations

Acquisitions

In the acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of definite-lived intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of definite-lived intangible assets in the amount of a fraction (based on the useful life of the definite-lived intangible assets) of the amount recorded as intangible assets. Such amortization charges continued during the first three months of 2015. We are required to review long-lived intangible assets and goodwill for impairment at least annually or whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that the carrying amount of these assets has been impaired, we must record the impairment charge in our statement of comprehensive income.

We incurred non-cash charges for amortization of intangible assets in the first three months of 2015 and 2014 in the amount of approximately $861,000 and $74,000, respectively.

Restricted Shares and Restricted Stock Units

In accordance with FASB ASC 505-50, we incurred, for the three months ended March 31, 2015 and 2014, compensation expense related to restricted stock units and restricted shares of approximately $159,000 and $129,000, respectively. Our directors received their annual restricted stock grants on April 1, 2015 in accordance with the terms of the directors’ stock compensation plan.

Overview of Operating Performance and Backlog

Overall, our pre-tax loss for the three months ended March 31, 2015 was $(243,000) on revenues of $24.2 million, compared to pre-tax income of $1.2 million on revenues of $22.4 million during the three months ended March 31, 2014. Our overall backlog for the first quarter of 2015 totaled $63.4 million, compared to $51.9 million in the first quarter of 2014.

In our Training and Simulation Division, revenues for the three months ended March 31, 2015 were $13.4 million, compared to $15.7 million during the three months ended March 31, 2014. As of March 31, 2015, our backlog for our Training and Simulation Division totaled $38.7 million, compared to $39.1 million in the first quarter of 2014.

In our Power Systems Division, revenues for the three months ended March 31, 2015 were $10.8 million, compared to $6.7 million during the three months ended March 31, 2014. As of March 31, 2015, our backlog for our Power Systems Division totaled $24.7 million, compared to $12.8 million in the first quarter of 2014.

The table below details the percentage of total recognized revenue by type of arrangement for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
Type of Revenue	2015	2014
Sale of products	94.3%	96.0%
Maintenance and support agreements	5.2%	3.6%
Long term research and development contracts	0.5%	0.4%
Total	100.0%	100.0%

Common Stock Repurchase Program

In February of 2009, we authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of our common stock. The repurchase program was extended in August 2014 for an additional year and the authorization expanded repurchase up to $2.0 million of the Company’s common stock. Through March 31, 2015, we repurchased 738,611 shares for a total of $1,084,060, net of commissions. There were no shares repurchased during the three months ended March 31, 2015. The repurchase program, which expires on August 11, 2015, is subject to the discretion of our management.

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

Results of Operations

Three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Revenues. Revenues for the three months ended March 31, 2015 totaled $24.2 million, compared to $22.4 million in the comparable period in 2014, an increase of $1.8 million, or 8.2%. In the first quarter of 2015, revenues were $13.4 million for the Training and Simulation Division (compared to $15.7 million in the first quarter of 2014, a decrease of $2.3 million, or 14.3%, due primarily to the timing of contracts, especially international MILO efforts); and $10.8 million for the Power Systems Division (compared to $6.7 million in the first quarter of 2014, an increase of $4.1 million, or 61.0%, due primarily to revenue generated by our new UEC subsidiary).

Cost of revenues. Cost of revenues totaled $17.3 million during the first quarter of 2015, compared to $15.0 million in the first quarter of 2014, an increase of $2.3 million, or 15.2%, due primarily to increased revenue. Cost of revenues was $9.1 million for the Training and Simulation Division (compared to $10.1 million in the first quarter of 2014, a decrease of $1.0 million, or 10.6%, due primarily to lower costs associated with decreased revenues); and $8.2 million for the Power Systems Division (compared to $4.9 million in the first quarter of 2014, an increase of $3.3 million, or 68.6%, due primarily to the acquisition of our new UEC subsidiary).

Research and development expenses. Research and development expenses for the first quarter of 2015 were $1.1 million, compared to $996,000 during the first quarter of 2014, an increase of $99,000, or 9.9%, due primarily to increased spending in the Simulation Division.

Selling and marketing expenses. Selling and marketing expenses for the first quarter of 2015 were $1.2 million, compared to $1.4 million in the first quarter of 2014, a decrease of $206,000, or 14.4%, due primarily to a change in sales personnel.

General and administrative expenses. General and administrative expenses for the first quarter of 2015 were $4.5 million, compared to $3.5 million in the first quarter of 2014, an increase of $1.0 million, or 28.4%, due primarily to additional operating expenses from our acquisition of UEC.

Amortization of intangible assets. Amortization of intangible assets totaled $861,000 in the first quarter of 2015, compared to $74,000 in the first quarter of 2014, an increase of $787,000, or 1,061%, due primarily to the additional $811,000 in amortization expenses relating to our acquisition of UEC.

Financial expense, net. Financial expense totaled $328,000 in the first quarter of 2015, compared to financial expense of $119,000 in the first quarter of 2014, a change of $209,000, or 175.3%, due primarily to increased long-term debt interest relating to our acquisition of UEC.

Income taxes. We recorded $239,000 in tax expense in the first quarter of 2015, compared to $198,000 in tax expense in the first quarter of 2014, an increase of $41,000, or 20.6%. This expense includes “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets). This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $150,000 in non-cash expenses in both the first quarter of 2015 and 2014. Additionally, taxes have increased due to our improved results

Net loss. Due to the factors cited above, we went from a net income of $1.0 million in the first quarter of 2014 to a net loss of $(483,000) in the first quarter of 2015, a change of $1.5 million.

Liquidity and Capital Resources

As of March 31, 2015, we had $12.0 million in cash and $234,000 in restricted collateral deposits, as compared to December 31, 2014, when we had $11.3 million in cash and $236,000 in restricted collateral deposits. We also had $6.7 million in available, unused bank lines of credit with our main bank as of March 31, 2015, under a $15.0 million credit facility under our FAAC subsidiary.

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

We were in compliance with all covenant requirements for the period ended March 31, 2015.

We used available funds in the three months ended March 31, 2015 primarily for working capital needs and investment in fixed assets. We purchased approximately $412,000 of fixed assets during the three months ended March 31, 2015. Our net fixed assets amounted to $6.4 million at quarter end.

Net cash used in operating activities for the three months ended March 31, 2015 and 2014 was $1.9 million and $1.5 million, respectively, a net change of $357,000. This difference was due primarily to the operating loss in the first quarter of 2015.

Net cash provided by investing activities for the three months ended March 31, 2015 was $427,000 and net cash used in investing activities for the three months ended March 31, 2014 was $360,000, a net change of $787,000. This difference was due primarily to the $895,000 gain from the sale of the building in Auburn, Alabama.

Net cash provided by financing activities for the three months ended March 31, 2015 and 2014 was $2.2 million and $2.5 million, respectively, a net change of $223,000. The decrease in 2015 of cash provided by financing activities was due primarily to changes in short term borrowing under our primary line of credit along with an increase in long term loan repayments.

As of March 31, 2015, we had approximately $3.8 million in short-term bank debt under our credit facility and $19.8 million in long-term loans outstanding, which included $4.3 million in current debt and $15.5 million in long term debt. This is in comparison to December 31, 2014, when we had essentially no short-term bank debt and $21.3 million in long-term debt outstanding, which included $4.4 million in current debt and $16.9 million in long term debt.

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

Foreign Currency Exchange Rate Risk

Since a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only minor foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2015. Certain of our research, development and production activities are carried out by our Israeli subsidiary, Epsilor-EFL, at its facility in Beit Shemesh, and accordingly we have sales and expenses in NIS. Additionally, our Epsilor-EFL subsidiary operates primarily in NIS. However, the majority of our sales are made outside Israel in U.S. dollars, and a substantial portion of our costs are incurred in U.S. dollars. Therefore, our functional currency is the U.S. dollar.

While we conduct our business primarily in U.S. dollars, some of our agreements are denominated in foreign currencies, which could have an adverse effect on the revenues that we incur in foreign currencies. We do not hold or issue derivative financial instruments for trading or speculative purposes.

ITEM 4.          CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, an evaluation was carried out by the Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.       RISK FACTORS.

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014. We do not believe that there have been any material changes in the risk factors disclosed in the Annual Report on Form 10-K.

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

Dated:           May 14, 2015

AROTECH CORPORATION

By:	/s/ Steven Esses
	Name:	Steven Esses
	Title:	President and CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Senior Vice President – Finance and CFO
(Principal Financial Officer)