Form 10-Q
period 2015-06-30
AROTECH CORP
filed 2015-08-11
CIK 916529

OMB APPROVAL
OMB Number: 3235-0070 Expires: August 31, 2015 Estimated average burden hours per response 187.43

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2015.

Commission file number:   0-23336

AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer: ☐                                                                                         Accelerated filer: ☒
Non-accelerated filer: ☐                                                                               Smaller reporting company: ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock as of August 6, 2015 was 24,697,335.

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I

ITEM 1.                FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,084,458	$11,291,784
Restricted collateral deposits	239,303	236,428
Trade receivables	14,788,292	17,595,811
Unbilled receivables	12,632,064	15,937,060
Other accounts receivable and prepaid expenses	1,985,366	1,155,548
Inventories	9,926,450	9,811,783
Total current assets	51,655,933	56,028,414
LONG TERM ASSETS:
Severance pay fund	5,282,627	4,961,918
Other long term receivables	24,229	23,482
Property and equipment, net	6,593,235	6,462,949
Other intangible assets, net	10,274,098	11,840,365
Goodwill	45,609,459	45,422,219
Total long term assets	67,783,648	68,710,933
Total assets	$119,439,581	$124,739,347

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$4,523,321	$6,772,082
Other accounts payable and accrued expenses	5,327,268	9,105,214
Current portion of long term debt	4,358,554	4,380,730
Short term bank credit	6,460,000	33,238
Deferred revenues	5,811,802	7,826,178
Total current liabilities	26,480,945	28,117,442
LONG TERM LIABILITIES:
Contractual and accrued Israeli statutory severance pay	7,465,656	7,051,630
Long term portion of debt	14,514,885	16,934,360
Deferred income tax liability	6,416,271	6,117,021
Other long term liabilities	214,081	163,446
Total long-term liabilities	28,610,893	30,266,457
Total liabilities	55,091,838	58,383,899
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of June 30, 2015 and December 31, 2014; Issued and outstanding: 24,697,335 shares and 24,533,121 shares as of June 30, 2015 and December 31, 2014, respectively	246,974	245,331
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of June 30, 2015 and December 31, 2014; No shares issued or outstanding as of June 30, 2015 and December 31, 2014	–	–
Additional paid-in capital	246,303,695	245,970,742
Accumulated deficit	(182,335,258)	(179,609,611)
Notes receivable from stockholders	(908,054)	(908,054)
Accumulated other comprehensive income	1,040,386	657,040
Total stockholders’ equity	64,347,743	66,355,448
Total liabilities and stockholders’ equity	$119,439,581	$124,739,347

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. Dollars, except share data)

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
Revenues	$45,870,933	$50,211,986	$21,644,225	$27,829,186

Cost of revenues	32,750,960	32,906,461	15,426,613	17,863,150
Research and development expenses	2,344,814	1,931,958	1,250,550	936,445
Selling and marketing expenses	2,622,790	2,977,553	1,397,374	1,545,785
General and administrative expenses	9,076,501	7,806,266	4,527,476	4,267,593
Amortization of intangible assets	1,566,267	961,183	705,494	887,064
Total operating costs and expenses	48,361,332	46,583,421	23,307,507	25,500,037

Operating income (loss)	(2,490,399)	3,628,565	(1,663,282)	2,329,149

Other income	945,481	229,421	34,052	197,308
Financial expense, net	(571,005)	(682,648)	(243,397)	(563,647)
Total other income (expense)	374,476	(453,227)	(209,345)	(366,339)
Income (loss) before income tax expense	(2,115,923)	3,175,338	(1,872,627)	1,962,810

Income tax expense	609,724	378,561	370,343	180,125
Net income (loss)	(2,725,647)	2,796,777	(2,242,970)	1,782,685

Other comprehensive income, net of income tax:
Foreign currency translation adjustment	383,346	101,109	628,860	147,192
Comprehensive income (loss)	$(2,342,301)	$2,897,886	$(1,614,110)	$1,929,877

Basic net income (loss) per share	$(0.12)	$0.14	$(0.10)	$0.09

Diluted net income (loss) per share	$(0.12)	$0.14	$(0.10)	$0.09
Weighted average number of shares used in computing basic net income (loss) per share	23,451,687	19,892,242	23,599,230	20,311,830
Weighted average number of shares used in computing diluted net income (loss) per share	23,451,687	20,494,982	23,599,230	20,914,570

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(U.S. Dollars)

	Six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,725,647)	$2,796,777
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	916,218	694,342
Amortization of intangible assets	1,566,267	961,183
Loss on disposal of assets	57,840	–
Capital gain on sale of property and equipment	(895,000)	–
Stock based compensation	334,595	257,631
Deferred tax provision	299,250	298,544
Changes in operating assets and liabilities:
Trade receivables	2,807,519	2,142,182
Unbilled receivables	3,304,996	(2,564,763)
Other accounts receivable and prepaid expenses	(830,565)	(492,154)
Inventories	(114,667)	1,061,142
Severance pay, net	93,317	250,379
Trade payables	(2,248,761)	(3,694,029)
Other accounts payable and accrued expenses	(3,727,310)	(992,180)
Deferred revenues	(2,014,376)	(1,455,223)
Net cash used in operating activities	(3,176,324)	(736,169)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase (decrease) in restricted collateral deposits	(2,875)	249,745
Purchase of property and equipment	(1,104,344)	(907,879)
Proceeds from sale of property and equipment	895,000	–
Acquisition of UEC	–	(29,113,655)
Additions to capitalized software	–	(61,710)
Net cash used in investing activities	$(212,219)	$(29,833,499)

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Six months ended June 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	$(2,441,651)	$(642,804)
Change in short term bank credit	6,426,762	3,825,614
Proceeds from long term debt	–	22,500,000
Net cash provided by financing activities	3,985,111	25,682,810
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	596,568	(4,886,858)
CASH DIFFERENCES DUE TO EXCHANGE RATE CHANGES	196,106	37,863
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	11,291,784	5,821,325
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$12,084,458	$972,330
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Common stock issued in acquisition of UEC	$–	$4,216,000
SUPPLEMENTARY CASH FLOW INFORMATION
Interest paid during the period	$448,128	$265,084
Taxes paid on income during the period	$483,147	$51,098

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

b.           Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at June 30, 2015, its operating results for the six- and three month periods ended June 30, 2015 and 2014, and its cash flows for the six month periods ended June 30, 2015 and 2014.

The results of operations for the six and three months ended June 30, 2015 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2015.

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

d.           Contingencies

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

e.           Certain relationships and related transactions

Officer loans: On February 9, 2000, one of the Company’s officers exercised 9,404 stock options. This officer paid the exercise price of the stock options and certain taxes that the Company paid on his behalf by giving the Company a non-recourse promissory note due in 2025 in the amount of $329,163, bearing annual interest at 1% over the then-current federal funds rate announced from time to time by the Wall Street Journal, secured by the shares of the Company’s common stock acquired through the exercise of the options and certain compensation due to this officer upon termination. As of June 30, 2015 and December 31, 2014, the aggregate amount outstanding pursuant to this promissory note was $452,995.  Additionally, there is a former employee with the same arrangement with an outstanding promissory note of $455,059.

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

f.            Accounting for stock-based compensation:

For the six months ended June 30, 2015 and 2014 the compensation expense recorded related to restricted stock units and restricted shares was $335,000 and $258,000, respectively. The remaining total compensation cost related to share awards not yet recognized in the statements of comprehensive income as of June 30, 2015 was $558,000. The weighted average period over which this compensation cost is expected to be recognized is approximately one and one-half years. Income tax expense was not impacted since the Company is in a net operating loss position. There were no new options issued in the first six months of 2015 and there are no outstanding issued options. The Company’s directors received their annual restricted stock grants on April 1, 2015 in accordance with the terms of the directors’ stock compensation plan.

g.           Anti-dilutive shares for EPS calculation

All contingent and non-vested restricted stock and non-vested restricted stock units have been excluded from the calculation of the basic earnings per common share because all such securities do not participate in losses for the periods presented and have been excluded from the calculation of diluted earnings per common share as the effect would be anti-dilutive. The Company has excluded any restricted stock or restricted stock units that will never vest under the current program. The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of basic and diluted net income per share for the six month periods ended June 30, 2015 and 2014 were 1,015,654 and 602,740, respectively.

NOTE 2:                       FAIR VALUE MEASUREMENT

The carrying value of short term assets and liabilities in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted collateral deposits, trade receivables, unbilled receivables, inventories, prepaid and other assets, trade payables, accrued expenses, deferred revenues and other liabilities as of June 30, 2015 and December 31, 2014, approximate fair value because of the short maturity of these instruments. The carrying amounts of long term debt approximates the estimated fair values at June 30, 2015, based upon the Company’s ability to acquire similar debt at similar maturities.

NOTE 3:                       INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method or the FIFO method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. Inventory write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and for market prices lower than cost. From December 31, 2014, inventories in the Training and Simulation Division decreased $88,561 and increased $203,228 in the Power Systems Division:

	June 30, 2015	December 31, 2014
	(Unaudited)
Raw and packaging materials	$7,888,557	$8,195,623
Work in progress	1,686,056	683,083
Finished products	351,837	933,077
Total:	$9,926,450	$9,811,783

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

b.           The following is information about reported segment revenues, income (losses) and total assets for the six and three months ended June 30, 2015 and 2014:

	Training and Simulation Division	Power Systems Division	Corporate	Total Company
Six months ended June 30, 2015
Revenues from outside customers	$26,322,683	19,548,250	–	45,870,933
Depreciation and amortization expense(1)	(415,021)	(2,055,058)	(12,406)	(2,482,485)
Direct expenses(2)	(22,028,902)	(20,746,239)	(2,158,225)	(44,933,366)
Segment net income (loss)	$3,878,760	(3,253,047)	(2,170,631)	(1,544,918)
Financial income (expense)	(24,841)	14,194	(560,358)	(571,005)
Income tax expense	(178,476)	–	(431,248)	(609,724)
Net income (loss)	$3,675,443	(3,238,853)	(3,162,237)	(2,725,647)
Segment assets(3)	$58,443,856	60,477,131	518,594	119,439,581
Additions to long-lived assets	$398,114	701,728	4,502	1,104,344
Six months ended June 30, 2014
Revenues from outside customers	$28,877,453	$21,334,533	$–	$50,211,986
Depreciation and amortization expense(1)	(367,015)	(1,278,072)	(10,438)	(1,655,525)
Direct expenses(2)	(22,739,239)	(17,736,091)	(4,223,145)	(44,698,475)
Segment net income (loss)	$5,771,199	$2,320,370	$(4,233,583)	$3,857,986
Financial expense	(17,445)	(12,932)	(652,271)	(682,648)
Income tax expense	(65,511)	(13,800)	(299,250)	(378,561)
Net income (loss)	$5,688,243	$2,293,638	$(5,185,104)	$2,796,777
Segment assets(3)	$48,016,363	$69,050,430	$419,530	$117,486,323
Additions to long-lived assets	$518,571	$29,664,064	$2,956	$30,185,591
Three months ended June 30, 2015
Revenues from outside customers	$12,884,562	8,759,665	–	21,644,227
Depreciation and amortization expense(1)	(207,845)	(928,470)	(5,937)	(1,142,252)
Direct expenses(2)	(10,297,258)	(10,187,624)	(1,646,321)	(22,131,202)
Segment net income (loss)	$2,379,459	(2,356,429)	(1,652,258)	(1,629,229)
Financial income (expense)	(13,226)	38,824	(268,995)	(243,397)
Income tax expense	(151,220)	–	(219,124)	(370,344)
Net income (loss)	$2,215,013	(2,317,606)	(2,140,377)	(2,242,970)
Three months ended June 30, 2014
Revenues from outside customers	$13,195,615	$14,633,571	$–	$27,829,186
Depreciation and amortization expense(1)	(187,773)	(1,085,878)	(4,001)	(1,277,652)
Direct expenses(2)	(10,055,402)	(11,900,786)	(2,068,889)	(24,025,077)
Segment net income (loss)	$2,952,440	$1,646,907	$(2,072,890)	$2,526,457
Financial income (expense)	(10,033)	48,787	(602,401)	(563,647)
Income tax expense	(30,500)	–	(149,625)	(180,125)
Net income (loss)	$2,911,907	$1,695,694	$(2,824,916)	$1,782,685

(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.

(2)	Including, inter alia, sales and marketing, general and administrative.

(3)
Out of those amounts, goodwill in the Company’s Training and Simulation and Power Systems Divisions totaled $24,435,641 and $21,173,818, respectively, as of June 30, 2015 and $24,435,641 and $21,758,040, respectively, as of June 30, 2014.

NOTE 5:                      BANK FINANCING

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

Certain covenants contained in the Original Credit Agreement have been modified in the Amended Credit Agreement. Commencing with the fiscal quarter ending September 30, 2014, the Company’s “Fixed Charge Coverage Ratio,” determined on a combined basis with UEC and otherwise computed in the same manner as under the Original Credit Agreement, has been raised to 1.25 to 1 from 1.10 to 1. “Net Advances to Affiliates” as defined in the Original Credit Agreement are now defined with reference to FAAC or UEC, as the case may be, and may not increase by more than $5,500,000 on a combined basis for both borrowers in any calendar year over a “Base Amount” to be determined by mutual agreement of FAAC and the Bank. Effective at the end of the second quarter of 2015, the Bank eliminated the covenant that provided that UEC’s earnings before interest, taxes, depreciation and amortization with certain add-backs (“EBITDA”), may not be less than $4,500,000 for any trailing twelve-month period ending at the end of a fiscal quarter (“Test Period”).

In addition, the Company also maintains a ratio of “Combined Funded Indebtedness” (defined as all indebtedness (a) in respect of money borrowed, (b) evidenced by a note, debenture or other like written obligation to pay money, (c) in respect of rent or hire of property under leases or lease arrangements which under GAAP are required to be capitalized or (d) in respect of obligations under conditional sales or other title retention agreements, all as determined on a combined basis for FAAC and UEC less (e) cash held on account with the Bank) to “Combined Adjusted EBITDA” (defined as EBITDA of FAAC and UEC computed on a combined basis) may not exceed (a) 2.25 to 1.0 for the Test Period ending September 30, 2014 or any Test Period ending as of the end of any fiscal quarter thereafter prior to the fiscal quarter ending March 31, 2015 or (b) 2.00 to 1.0 for the Test Period ending March 31, 2015 or any Test Period ending as of the end of any fiscal quarter thereafter.  The Company was in compliance with all debt covenants as of June 30, 2015.

Pursuant to the requirements of the Amended Credit Agreement, the Company was required to deliver an Interest Rate Swap agreement fixing the interest rate of 1.37% on approximately $9.0 million of the outstanding term loans associated with the acquisition of UEC. Accordingly, in April 2014, the Company entered into an interest rate swap for a notional amount of $9.0 million. The expiration date of this interest rate swap is April 1, 2019. The fair value of the interest rate swap liability is $58,000 at June 30, 2015. The liability is included in accrued expenses and is adjusted through financial expenses.

NOTE 6:                      COMMON STOCK REPURCHASE PROGRAM

In February 2009, the Company’s Board of Directors authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of the Company’s common stock. The repurchase program was extended in August 2014 for an additional year and the authorization expanded repurchase up to $2.0 million of the Company’s common stock. Through March 31, 2015, the Company repurchased 738,611 shares for a total of $1,084,060, net of commissions. There were no shares repurchased during the three months ended June 30, 2015. The repurchase program, which expires on August 10, 2016, is subject to management’s discretion.

NOTE 7:                      PRO FORMA FINANCIAL INFORMATION

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

The Acquisition was accounted for under the acquisition method accounting. Accordingly, all assets and liabilities acquired, along with the potential $5.5 million earn out (with an estimated fair value of $4.5 million at the acquisition date) were recorded at their estimated fair market values as of the date of acquisition. The liability for the earn out was recorded in other accounts payable and accrued expenses ($2.2 million) and other long-term liabilities ($2.3 million) and then adjusted in the fourth quarter of 2014 to $2.5 million in accrued expenses and zero in long term liabilities since the 2014 earn-out was paid in April 2015 and the 2015 earn-out is no longer expected to be achieved. The fair value measurements were based on significant inputs that were not observable in the market which are Level 3 inputs in the fair value hierarchy. The results of UEC’s operations have been included in the consolidated financial statements commencing on the date of acquisition. Included in the Company’s Consolidated Statements of Comprehensive Income for the year ended December 31, 2014 were net sales of approximately $27.2 million and income before provision for income taxes of approximately $5.0 million since the April 1, 2014 acquisition of UEC. The total consideration of $37.9 million, after the net working capital adjustment, for the membership interests purchased consisted of (i) cash in the amount of $29,206,245, (ii) 775,000 shares of the Company’s common stock, valued at $4,216,000, and (iii) contingent consideration with an estimated fair value at April 1, 2014 of $4.5 million. It was determined during the first quarter of 2015 that the sellers had earned 100% of the contingent earn-out for 2014 and the sellers were paid $2.5 million in cash in April 2015.

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

Goodwill arising from acquisitions is not amortized. In lieu of amortization, the Company is required to perform an annual impairment test. If the Company determines, through the impairment review process, that goodwill has been impaired, it will record the impairment charge in its statement of comprehensive income. The Company will also assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. This goodwill is deductible for tax purposes.

Pro forma financial information

In April 2014, the Company acquired UEC (the “Acquisition”). The following summary pro forma information includes the effects of the Acquisition on the operating results of the Company through the first six months of 2014. The pro forma data for the first six months ended June 30, 2014 is presented as if the Acquisition had been completed on January 1, 2013. This pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the Acquisition taken place on January 1, 2013, nor do they purport to be indicative of the results of operations that will be obtained in the future.

Six-Months Ending June 30, 2014
Revenues	$62,706,523
Income – before income tax	$5,857,416
Net income	$5,478,855
Basic net income per share	$0.27
Diluted net income per share	$0.26
Weighted average number of shares used in computing basic net income per share	20,667,242
Weighted average number of shares used in computing diluted net income per share	21,239,982

Pro forma results presented above reflect: (1) amortization relating to fair value estimates of intangible assets; (2) elimination of UEC expenses that were not part of the transaction; and (3) incremental interest expense on new long term debt incurred in connection with the transaction as though the transaction occurred as of January 1, 2013.

NOTE 8:                      SALE OF BUILDING

In March 2007, the Company purchased 16,700 square feet of space for the now-discontinued Armor Division in Auburn, Alabama for approximately $1.1 million pursuant to a seller-financed secured purchase money mortgage. Half of the mortgage was payable over ten years in equal monthly installments based on a 20-year amortization of the full principal amount, and the remaining half was payable at the end of ten years in a balloon payment. The building was leased to a third party and was listed for sale with a local real estate agent. Additionally, the carrying value of this property was written down to zero as part of the 2011 Armor Division impairment. On February 9, 2015, the Company sold the building to the current tenant for $925,000, resulting in a gain, net of fees, of $895,000 which was recorded in other income on the income statement. On that same date, the existing mortgage and existing building sub lease were terminated which ended any obligation the Company had for this property.

NOTE 9:                      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (Topic 330). ASU No. 2015-11 eliminates the notions of replacement cost and net realizable value less a normal profit margin.  This change is intended to simplify the accounting for inventory. This ASU is effective for annual reporting periods beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. The guidance is required to be applied prospectively and will be accounted for as a change in accounting principle. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

For information about previous new accounting pronouncements and the potential impact on the Company’s Consolidated Financial Statements, see Note 2 of the Notes to Consolidated Financial Statements in the Company’s 2014 Form 10-K.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

For comparative purposes, the results for the six-month period ended June 30, 2014, includes only three months of operations of UEC Electronics, LLC, a South Carolina-based company that we purchased on April 1, 2014.

Overview of Results of Operations

Acquisitions

In the acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of definite-lived intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of definite-lived intangible assets in the amount of a fraction (based on the useful life of the definite-lived intangible assets) of the amount recorded as intangible assets. Such amortization charges continued during the first six months of 2015. We are required to review long-lived intangible assets and goodwill for impairment at least annually or whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that the carrying amount of these assets has been impaired, we must record the impairment charge in our statement of comprehensive income.

We incurred non-cash charges for amortization of intangible assets in the first six months of 2015 and 2014 in the amount of $1,566,000 and $961,000, respectively.

Restricted Shares and Restricted Stock Units

In accordance with FASB ASC 505-50, we incurred, for the six months ended June 30, 2015 and 2014, compensation expense related to restricted stock units and restricted shares of approximately $335,000 and $258,000, respectively. Our directors received their annual restricted stock grants on April 1, 2015 in accordance with the terms of the directors’ stock compensation plan.

Overview of Operating Performance and Backlog

Overall, our loss from operations before income tax expense for the six months ended June 30, 2015 was $2.1 million on revenues of $45.9 million, compared to income of $3.2 million on revenues of $50.2 million during the six months ended June 30, 2014. As of June 30, 2015, our overall backlog totaled $58.7 million compared to $74.1 million in the second quarter of 2014.

In our Training and Simulation Division, revenues decreased from approximately $28.9 million in the first six months of 2014 to $26.3 million in the first six months of 2015. As of June 30, 2015, our backlog for our Training and Simulation Division totaled $31.6 million compared to $52.4 million in the second quarter of 2014.

In our Power Systems Division, revenues decreased from approximately $21.3 million in the first six months of 2014 to approximately $19.5 million in the first six months of 2015. As of June 30, 2015, our backlog for our Power Systems Division totaled $27.1 million, compared to $21.7 million in the second quarter of 2014.

The table below details the percentage of total recognized revenue by type of arrangement for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
Type of Revenue	2015	2014
Sale of products	93.8%	94.5%
Maintenance and support agreements	5.5%	3.3%
Long term research and development contracts	0.7%	2.2%
Total	100.0%	100.0%

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

Results of Operations

Three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Revenues. Revenues for the three months ended June 30, 2015 totaled $21.6 million, compared to $27.8 million in the comparable period in 2014, a decrease of $6.2 million, or 22.2%. In the second quarter of 2015, revenues were $12.9 million for the Training and Simulation Division (compared to $13.2 million in the second quarter of 2014, a decrease of $311,000, or 2.4%, due primarily to the timing of contracts, especially international MILO efforts); and $8.8 million for the Power Systems Division (compared to $14.6 million in the second quarter of 2014, a decrease of $5.9 million, or 40.1%, due primarily to delays on existing customer programs).

Cost of revenues. Cost of revenues totaled $15.4 million during the second quarter of 2015, compared to $17.9 million in the second quarter of 2014, a decrease of $2.5 million, or 13.6%, due primarily to lower costs associated with decreased revenues. Cost of revenues was $7.6 million for the Training and Simulation Division (compared to $7.5 million in the second quarter of 2014, a decrease of $65,000, or 0.9%, also due primarily to lower costs associated with decreased revenues); and $7.8 million for the Power Systems Division (compared to $10.4 million in the second quarter of 2014, a decrease of $2.6 million, or 25%, due primarily to lower costs associated with decreased revenues and incremental costs incurred related to the closure and relocation of the EFB operations from Alabama to South Carolina).

Research and development expenses. Research and development expenses for the second quarter of 2015 were $1,250,000 compared to $936,000 during the second quarter of 2014, an increase of $314,000, or 33.5%, due primarily to increased product development activities in our Power Systems Division.

Selling and marketing expenses. Selling and marketing expenses for the second quarter of 2015 were $1.4 million, compared to $1.5 million in the second quarter of 2014, a decrease of $148,000, or 9.6%.

General and administrative expenses. General and administrative expenses for the second quarter of 2015 were $4.5 million, compared to $4.3 million in the second quarter of 2014, an increase of $260,000, or 6.1%.

Amortization of intangible assets. Amortization of intangible assets totaled $705,000 in the second quarter of 2015, compared to $887,000 in the second quarter of 2014, a decrease of $182,000, or 20.5%, due primarily to certain intangible assets related to the UEC acquisition that are subject to a short asset life.

 Other income, net. Other income totaled $34,000 in the second quarter of 2015, compared to $197,000 in the second quarter of 2014, a decrease of $163,000, due primarily to an insurance settlement received in the second quarter of 2014.

Financial expense, net. Financial expense totaled $243,000 in the second quarter of 2015, compared to financial expense of $565,000 in the second quarter of 2014, a decrease of $322,000, or 56.7%, due primarily to non-recurring bank charges incurred in the second quarter of 2014 related to our acquisition of UEC.

Income taxes. We recorded $370,000 in tax expense in the second quarter of 2015, compared to $180,000 in tax expense in the second quarter of 2014, an increase of $190,000, or 105.6% primarily due to additional tax being generated in our Training and Simulation Division at the state and local level.

Net loss. Due to the factors cited above, we went from a net income of $1.8 million in the second quarter of 2014 to a net loss of $2.2 million in the second quarter of 2015, a difference of $4.0 million.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Revenues. Revenues for the six months ended June 30, 2015 totaled $45.9 million, compared to $50.2 million in the first six months of 2014, a decrease of $4.3 million, or 8.6%. In the first six months of 2015, revenues were $26.3 million for the Training and Simulation Division (compared to $28.9 million in the first six months of 2014, a decrease of $2.6 million, or 8.8%, due primarily to the timing of contracts, especially international MILO efforts); and $19.5 million for the Power Systems Division (compared to $21.3 million in the first six months of 2014, a decrease of $1.8 million, or 8.4%, due primarily to delays on existing customer programs as well as a Power Systems customer deciding to in-source certain components supplied during the first six month of 2014.

Cost of revenues. Cost of revenues totaled $32.8 million during the first six months of 2015, compared to $32.9 million in the first six months of 2014, a decrease of $156,000, less than 1.0%, due primarily to lower costs associated with decreased revenues. Cost of revenues was $16.6 million for the Training and Simulation Division (compared to $17.6 million in the first six months of 2014, a decrease of $1.0 million, or 5.7%, also due primarily to lower costs associated with decreased revenues); and $16.2 million for the Power Systems Division (compared to $15.3 million in the first six months of 2014, an increase of $854,000, or 5.6%, due primarily to lower costs associated with decreased revenues and incremental costs incurred related to the closure and relocation of the EFB operations from Alabama to South Carolina).

Research and development expenses. Research and development expenses for the first six months of 2015 were $2.3 million, compared to $1.9 million during the first six months of 2014, an increase of $412,000, or 21.3%, due primarily to increased product development activities in our Power Systems Division.

Selling and marketing expenses. Selling and marketing expenses for the first six months of 2015 were $2.6 million, compared to $3.0 million in the first six months of 2014, a decrease of $355,000, or 11.9%, due primarily to the reduction in headcount and marketing efforts associated with the EFB operation.

General and administrative expenses. General and administrative expenses for the first six months of 2015 were $9.1 million, compared to $7.8 million in the first six months of 2014, an increase of $1.3 million, or 10.1%, due primarily to having had six months of UEC operations in 2015 compared to three months in 2014.

Amortization of intangible assets. Amortization of intangible assets totaled $1,566,000 for the first six months of 2015, compared to $961,000 for the first six months of 2014, an increase of $605,000, or 63%, due primarily to additional amortization expense relating to our acquisition of UEC.

Other income, net. Other income totaled $945,000 in the first six months of 2015, compared to $229,000 in the first six months of 2014, an increase of $716,000, due primarily to the sale of land and buildings associated with our Armor business in Alabama.

Financial expense, net. Financial expense totaled $571,000 in the first six months of 2015, compared to financial expense of $683,000 in the first six months of 2014, a decrease of $112,000, or 16.4%.

Income taxes. We recorded $610,000 in tax expense in the first six months of 2015, compared to $379,000 in tax expense in the first six months of 2014, an increase of $231,000, or 61.1%, primarily due to additional tax being generated in our Training and Simulation Division at the state and local level.

Net loss. Due to the factors cited above, we went from a net income of $2.8 million in the first six months of 2014 to a net loss of $2.7 million in the first six months of 2015, a difference of $5.5 million.

Liquidity and Capital Resources

As of June 30, 2015, we had $12.1 million in cash and $239,000 in restricted collateral deposits, as compared to December 31, 2014, when we had $11.3 million in cash and $236,000 in restricted collateral deposits. We also had $6.0 million in available, unused bank lines of credit with our main bank as of June 30, 2015, under a $15.0 million credit facility under our FAAC subsidiary.

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

Certain covenants contained in the Original Credit Agreement have been modified in the Amended Credit Agreement. Commencing with the fiscal quarter ending September 30, 2014, our “Fixed Charge Coverage Ratio,” determined on a combined basis with UEC and otherwise computed in the same manner as under the Original Credit Agreement, has been raised to 1.25 to 1 from 1.10 to 1. “Net Advances to Affiliates” are now defined with reference to FAAC or UEC, as the case may be, and may not increase by more than $5,500,000 on a combined basis for both borrowers in any calendar year over a “Base Amount” to be determined by mutual agreement of FAAC and the Bank.   Effective at the end of the second quarter of 2015, the Bank eliminated the covenant that provided that UEC’s earnings before interest, taxes, depreciation and amortization with certain add-backs (“EBITDA”), may not be less than $4,500,000 for any trailing twelve-month period ending at the end of a fiscal quarter (“Test Period”).

In addition, we also maintain a ratio of “Combined Funded Indebtedness” (defined as all indebtedness (a) in respect of money borrowed, (b) evidenced by a note, debenture or other like written obligation to pay money, (c) in respect of rent or hire of property under leases or lease arrangements which under GAAP are required to be capitalized or (d) in respect of obligations under conditional sales or other title retention agreements, all as determined on a combined basis for FAAC and UEC less (e) cash held on account with the Bank) to “Combined Adjusted EBITDA” (defined as EBITDA of FAAC and UEC computed on a combined basis) may not exceed (a) 2.25 to 1.0 for the Test Period ending September 30, 2014 or any Test Period ending as of the end of any fiscal quarter thereafter prior to the fiscal quarter ending March 31, 2015 or (b) 2.00 to 1.0 for the Test Period ending March 31, 2015 or any Test Period ending as of the end of any fiscal quarter thereafter. We were in compliance with all debt covenants as of June 30, 2015.

We used available funds in the six months ended June 30, 2015 primarily for working capital needs and investment in fixed assets. We purchased approximately $1.1 million of fixed assets during the six months ended June 30, 2015. Our net fixed assets amounted to $6.6 million at quarter end.

Net cash used in operating activities for the six months ended June 30, 2015 and 2014 was $3.2 million and $736,000, respectively, a net change of $2.5 million. This difference was due primarily to the operating loss in the first six months of 2015.

Net cash used in investing activities for the six months ended June 30, 2015 and 2014 was $212,000 and $29.8 million, respectively, a net change of $29.6 million. This difference was due primarily to the acquisition of UEC on April 1, 2014.

Net cash provided by financing activities for the six months ended June 30, 2015 and 2014 was $4.0 million and $25.7 million, respectively, a net change of $21.7 million. The difference primarily related to the financing of the acquisition of UEC.

As of June 30, 2015, we had approximately $6.5 million in short-term bank debt under our credit facility and $18.9 million in long-term loans outstanding, which included $4.4 million in current debt and $14.5 million in long term debt. This is in comparison to December 31, 2014, when we had a negligible amount of short-term bank debt and $21.3 million in long-term debt outstanding.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Rate Risk

Since a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only minor foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2015 Certain of our research, development and production activities are carried out by our Israeli subsidiary, Epsilor-EFL, at its facility in Beit Shemesh, and accordingly we have sales and expenses in NIS. Additionally, our Epsilor-EFL subsidiary operates primarily in NIS. However, the majority of our sales are made outside Israel in U.S. dollars, and a substantial portion of our costs are incurred in U.S. dollars. Therefore, our functional currency is the U.S. dollar.

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

Dated:           August 11, 2015
AROTECH CORPORATION

By:	/s/ Steven Esses
	Name:	Steven Esses
	Title:	President and CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Senior Vice President – Finance and CFO
(Principal Financial Officer)