Form 10-Q
period 2015-09-30
AROTECH CORP
filed 2015-11-10
CIK 916529

OMB APPROVAL
OMB Number: 3235-0070 Expires: September 30, 2018 Estimated average burden hours per response 187.43
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2015 .

Commission file number:   0-23336

AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock as of November 6, 2015 was 24,697,335.

SEC 1296 (01-12)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I

ITEM 1.         FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,025,351	$11,291,784
Restricted collateral deposits	235,645	236,428
Trade receivables	16,173,719	17,595,811
Unbilled receivables	10,701,463	15,937,060
Other accounts receivable and prepaid expenses	1,524,401	1,155,548
Inventories	9,974,354	9,811,783
Total current assets	49,634,933	56,028,414
LONG TERM ASSETS:
Severance pay fund	5,232,979	4,961,918
Other long term receivables	23,278	23,482
Property and equipment, net	6,327,377	6,462,949
Other intangible assets, net	9,904,923	11,840,365
Goodwill	45,371,250	45,422,219
Total long term assets	66,859,807	68,710,933
Total assets	$116,494,740	$124,739,347

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$4,833,501	$6,772,082
Other accounts payable and accrued expenses	5,093,817	9,105,214
Current portion of long term debt	4,355,436	4,380,730
Short term bank credit	5,760,000	33,238
Deferred revenues	5,204,867	7,826,178
Total current liabilities	25,247,621	28,117,442
LONG TERM LIABILITIES:
Contractual and accrued Israeli statutory severance pay	7,406,330	7,051,630
Long term portion of debt	13,417,500	16,934,360
Deferred income tax liability	6,802,928	6,117,021
Other long term liabilities	239,219	163,446
Total long-term liabilities	27,865,977	30,266,457
Total liabilities	53,113,598	58,383,899
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of September 30, 2015 and December 31, 2014; Issued and outstanding: 24,697,335 shares and 24,533,121 shares as of September 30, 2015 and December 31, 2014, respectively	246,974	245,331
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of September 30, 2015 and December 31, 2014; No shares issued or outstanding as of September 30, 2015 and December 31, 2014	–	–
Additional paid-in capital	246,444,430	245,970,742
Accumulated deficit	(182,953,229)	(179,609,611)
Notes receivable from stockholders	(908,054)	(908,054)
Accumulated other comprehensive income	551,021	657,040
Total stockholders’ equity	63,381,142	66,355,448
Total liabilities and stockholders’ equity	$116,494,740	$124,739,347

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. Dollars, except share data)

	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
Revenues	$69,160,381	$74,995,339	$23,289,448	$24,783,353

Cost of revenues	49,005,379	49,682,017	16,254,419	16,775,556
Research and development expenses	3,288,003	2,857,144	943,189	925,186
Selling and marketing expenses	3,810,662	4,180,519	1,187,872	1,202,966
General and administrative expenses	13,165,943	11,606,038	4,089,442	3,799,772
Amortization of intangible assets	2,286,384	1,828,635	720,117	867,452
Total operating costs and expenses	71,556,371	70,154,353	23,195,039	23,570,932

Operating income (loss)	(2,395,990)	4,840,986	94,409	1,212,421

Other income (expense)	839,772	288,252	(105,709)	58,831
Financial expense, net	(887,771)	(1,098,755)	(316,766)	(416,107)
Total other expense	(47,999)	(810,503)	(422,475)	(357,276)
Income (loss) before income tax expense	(2,443,989)	4,030,483	(328,066)	855,145

Income tax expense	899,629	855,178	289,905	476,617
Net income (loss)	(3,343,618)	3,175,305	(617,971)	378,528

Other comprehensive income, net of income tax:
Foreign currency translation adjustment	(106,019)	(648,740)	(489,365)	(749,849)
Comprehensive income (loss)	$(3,449,637)	$2,526,565	$(1,107,336)	$(371,321)

Basic net income (loss) per share	$(0.14)	$0.15	$(0.03)	$0.02

Diluted net income (loss) per share	$(0.14)	$0.15	$(0.03)	$0.02
Weighted average number of shares used in computing basic net income (loss) per share	23,452,773	20,998,023	23,684,904	23,137,808
Weighted average number of shares used in computing diluted net income (loss) per share	23,452,773	21,600,763	23,684,904	23,740,548

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,343,618)	$3,175,305
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangible assets	2,286,384	1,828,635
Depreciation	1,376,036	1,116,599
Deferred tax provision	685,907	448,169
Stock based compensation	475,330	393,187
(Gain) loss on dispositions, net	(782,659)	5,039
Changes in operating assets and liabilities:
Unbilled receivables	5,235,597	(761,405)
Trade receivables, net	1,422,092	154,201
Severance payable	83,639	189,758
Inventories, net	(162,571)	(90,303)
Other accounts receivable and prepaid expenses	(368,649)	132,593
Trade payables	(1,938,581)	(3,111,745)
Deferred revenues	(2,621,311)	(719,917)
Other accounts payable and accrued expenses	(3,935,623)	(291,197)
Net cash provided by (used in) operating activities	(1,588,027)	2,468,919
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	895,000	–
Increase in restricted collateral deposits	783	256,882
Purchase of property and equipment	(1,352,805)	(1,298,505)
Acquisition of UEC	–	(29,113,655)
Additions to capitalized software	(350,942)	(65,790)
Net cash used in investing activities	$(807,964)	$(30,221,068)

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Nine months ended September 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	$(3,542,154)	$(1,727,317)
Change in short term bank credit	5,726,762	1,511,903
Proceeds from long term debt	–	22,500,000
Proceeds from sale of common stock, net	–	10,698,173
Net cash provided by financing activities	2,184,608	32,982,759
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(211,383)	5,230,610
CASH DIFFERENCES DUE TO EXCHANGE RATE CHANGES	(55,050)	(249,292)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	11,291,784	5,821,325
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$11,025,351	$10,802,643
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Common stock issued in acquisition of UEC	$–	$4,216,000
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid during the period	$746,681	$606,997
Taxes paid on income during the period	594,652	249,374

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

b.           Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at September 30, 2015, its operating results for the nine- and three-month periods ended September 30, 2015 and 2014, and its cash flows for the nine-month periods ended September 30, 2015 and 2014.

The results of operations for the nine and three months ended September 30, 2015 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2015.

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

As of our last annual impairment test as of December 31, 2014, the Company determined that the goodwill for both reporting units was not impaired.  During 2015, the Power Systems reporting unit incurred losses from operations that were attributable to discrete events that management considers to be temporary in nature.  Consistent with previous interim reporting periods, the Company monitors qualitative and quantitative factors, including internal projections, periodic forecasts, and actual results of the reporting unit.  Based upon this interim review, the Company does not believe that the goodwill or our indefinite-lived intangible assets attributable to the Power Systems reporting unit are impaired.

The Company also periodically considers its current market capitalization compared to the sum of the estimated fair values of its reporting units in conjunction with each impairment assessment.  Consistent with our last annual impairment test as of December 31, 2014, management does not believe that the market capitalization of the Company is an accurate representation of the sum of the reporting unit fair values for the following reasons:

•	The long term horizon of the valuation process versus a short term valuation using current market conditions;
•	The valuation by individual business segments versus the market share value based on the Company as a whole, including unallocated corporate costs;
•
The Company’s stock is thinly traded and widely dispersed with minimal institutional ownership, and thus not followed by major market analysts, leading management to conclude that the market in the Company’s securities was not acting as an informationally efficient reflection of all known information regarding the Company and thereby serves to understate its value; and

d.           Reclassification:

Certain comparative data in these interim condensed consolidated financial statements may have been reclassified to conform to the current year’s presentation.

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

f.            Certain relationships and related transactions

Officer loans: On February 9, 2000, one of the Company’s officers exercised 9,404 stock options. This officer paid the exercise price of the stock options and certain taxes that the Company paid on his behalf by giving the Company a non-recourse promissory note due in 2025 in the amount of $329,163, bearing annual interest at 1% over the then-current federal funds rate announced from time to time by the Wall Street Journal, secured by the shares of the Company’s common stock acquired through the exercise of the options and certain compensation due to this officer upon termination. As of September 30, 2015 and December 31, 2014, the aggregate amount outstanding pursuant to this promissory note was $452,995. Additionally, there is a former employee with the same arrangement with an outstanding promissory note of $455,059.

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

g.           Accounting for stock-based compensation:

For the nine months ended September 30, 2015 and 2014 the compensation expense recorded related to restricted stock units and restricted shares was $475,000 and $393,000, respectively. The remaining total compensation cost related to share awards not yet recognized in the statements of comprehensive income as of September 30, 2015 was $391,000. The weighted average period over which this compensation cost is expected to be recognized is approximately one and one-half years. Income tax expense was not impacted since the Company is in a net operating loss position. There were no new options issued in the first nine months of 2015 and there are no outstanding issued options. The Company’s directors received their annual restricted stock grants on April 1, 2015 in accordance with the terms of the directors’ stock compensation plan.

h.           Anti-dilutive shares for EPS calculation

All contingent and non-vested restricted stock and non-vested restricted stock units have been excluded from the calculation of the basic earnings per common share because all such securities do not participate in losses for the periods presented and have been excluded from the calculation of diluted earnings per common share as the effect would be anti-dilutive. The Company has excluded any restricted stock or restricted stock units that will never vest under the current program. The total weighted average number of shares related to the outstanding options excluded from the calculations of basic and diluted net income per share for the nine-month periods ended September 30, 2015 and 2014 were 1,009,602 and none, respectively.

NOTE 2:                      FAIR VALUE MEASUREMENT

The carrying value of short term assets and liabilities in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted collateral deposits, trade receivables, unbilled receivables, inventories, prepaid and other assets, trade payables, accrued expenses, deferred revenues and other liabilities as of September 30, 2015 and December 31, 2014, approximate fair value because of the short maturity of these instruments. The carrying amounts of long term debt approximates the estimated fair values at September 30, 2015, based upon the Company’s ability to acquire similar debt at similar maturities.

NOTE 3:                      INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method or the FIFO method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. Inventory write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and for market prices lower than cost. Inventories in the Training and Simulation and Power Systems Divisions are as follows:

	September 30, 2015	December 31, 2014
	(Unaudited)
Raw and packaging materials	$7,844,765	$8,195,623
Work in progress	1,105,125	683,083
Finished products	1,024,464	933,077
Total:	$9,974,354	$9,811,783

NOTE 4:                      SEGMENT INFORMATION

a.           The Company and its subsidiaries operate primarily in two business segments and are also treated by the Company as reporting units for goodwill impairment testing purposes. The goodwill amounts associated with each of these reporting units was determined and valued when the specific businesses in the reportable segment were purchased.

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

b.           The following is information about reported segment revenues, income (losses) and total assets for the nine and three months ended September 30, 2015 and 2014:

	Training and Simulation Division	Power Systems Division	Corporate Expenses	Total Company
Nine months ended September 30, 2015
Revenues from customers	$40,160,933	$28,999,448	$–	$69,160,381
Depreciation and amortization expense(1)	(640,842)	(3,002,255)	(19,323)	(3,662,420)
Direct expenses(2)	(32,671,082)	(30,925,166)	(3,457,931)	(67,054,179)
Segment net income (loss)	$6,849,009	$(4,927,973)	$(3,477,254)	$(1,556,218)
Financial income (expense)	(42,851)	33,955	(878,875)	(887,771)
Income tax expense	(200,425)		(699,204)	(899,629)
Net income (loss)	$6,605,733	$(4,894,018)	$(5,055,333)	$(3,343,618)
Segment assets(3)	$58,050,229	$58,058,399	$386,112	$116,494,740
Additions to long-lived assets	$891,849	$807,396	$4,502	$1,703,747
Nine months ended September 30, 2014
Revenues from customers	$41,877,991	$33,117,348	$–	$74,995,339
Depreciation and amortization expense(1)	(558,081)	(2,372,141)	(15,012)	(2,945,234)
Direct expenses(2)	(32,886,293)	(28,229,098)	(5,805,476)	(66,920,867)
Segment net income (loss)	$8,433,617	$2,516,109	$(5,820,488)	$5,129,238
Financial expense	(32,157)	(130,987)	(935,611)	(1,098,755)
Income tax expense	(101,570)	(13,810)	(739,798)	(855,178)
Net income (loss)	$8,299,890	$2,371,312	$(7,495,897)	$3,175,305
Segment assets(3)	$59,172,772	$66,906,744	$395,350	$126,474,866
Additions to long-lived assets	$728,556	$29,848,785	$2,956	$30,580,297
Three months ended September 30, 2015
Revenues from customers	$13,838,250	$9,451,198	$–	$23,289,448
Depreciation and amortization expense(1)	(225,820)	(947,199)	(6,917)	(1,179,936)
Direct expenses(2)	(10,642,181)	(10,178,926)	(1,299,705)	(22,120,812)
Segment net income (loss)	$2,970,249	$(1,674,927)	$(1,306,622)	$(11,300)
Financial income (expense)	(18,010)	19,791	(318,517)	(316,766)
Income tax expense	(21,949)		(267,956)	(289,905)
Net income (loss)	$2,930,290	$(1,655,166)	$(1,893,095)	$(617,971)
Three months ended September 30, 2014
Revenues from customers	$13,000,538	$11,782,815	$–	$24,783,353
Depreciation and amortization expense(1)	(191,066)	(1,094,069)	(4,574)	(1,289,709)
Direct expenses(2)	(10,147,054)	(10,493,007)	(1,582,331)	(22,222,392)
Segment net income (loss)	$2,662,418	$195,739	$(1,586,905)	$1,271,252
Financial expense	(14,712)	(118,055)	(283,340)	(416,107)
Income tax expense	(36,059)	(10)	(440,548)	(476,617)
Net income (loss)	$2,611,647	$77,674	$(2,310,793)	$378,528

(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.

(2)	Including, inter alia, sales and marketing, general and administrative.

(3)
Out of those amounts, goodwill in the Company’s Training and Simulation and Power Systems Divisions totaled $24,435,641 and $20,935,609, respectively, as of September 30, 2015 and $24,435,641 and $21,295,345, respectively, as of September 30, 2014.

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

In addition, the Company also maintains a ratio of “Combined Funded Indebtedness” (defined as all indebtedness (a) in respect of money borrowed, (b) evidenced by a note, debenture or other like written obligation to pay money, (c) in respect of rent or hire of property under leases or lease arrangements which under GAAP are required to be capitalized or (d) in respect of obligations under conditional sales or other title retention agreements, all as determined on a combined basis for FAAC and UEC) to “Combined Adjusted EBITDA” (defined as EBITDA of FAAC and UEC computed on a combined basis) less (e) cash held on account with the Bank may not exceed (a) 2.25 to 1.0 for the Test Period ending September 30, 2014 or any Test Period ending as of the end of any fiscal quarter thereafter prior to the fiscal quarter ending March 31, 2015 or (b) 2.00 to 1.0 for the Test Period ending March 31, 2015 or any Test Period ending as of the end of any fiscal quarter thereafter.

Effective September 30, 2015, the requirement that the Company maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 related to its Amended Credit Agreement was waived by Fifth Third Bank. As of September 30, 2015 and as of the date of this filing, the Company was in compliance with all of its bank covenants.

Pursuant to the requirements of the Amended Credit Agreement, the Company was required to deliver an Interest Rate Swap agreement fixing the interest rate of 1.37% on approximately $9.0 million of the outstanding term loans associated with the acquisition of UEC. Accordingly, in April 2014, the Company entered into an interest rate swap for a notional amount of $9.0 million. The expiration date of this interest rate swap is April 1, 2019. The fair value of the interest rate swap liability $74,000 and $51,000 at September 30, 2015 and December 31, 2014, respectively. The liability is included in accrued expenses and the change in fair value is recorded through financial expenses.

NOTE 6:                      COMMON STOCK REPURCHASE PROGRAM

In February 2009, the Company’s Board of Directors authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of the Company’s common stock. The repurchase program was extended in August 2015 for an additional year and the authorization expanded repurchase up to $2.0 million of the Company’s common stock. Through September 30, 2015, the Company repurchased 738,611 shares for a total of $1,084,060, net of commissions. There were no shares repurchased during the three months ended September 30, 2015. The repurchase program, which expires on August 10, 2016, is subject to management’s discretion.

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

The results of UEC’s operations have been included in the consolidated financial statements commencing on the date of acquisition. Included in the Company’s Consolidated Statements of Comprehensive Income for the year ended December 31, 2014 were net sales of approximately $27.2 million and income before provision for income taxes of approximately $5.0 million since the April 1, 2014 acquisition of UEC. The total consideration of $37.9 million, after the net working capital adjustment, for the membership interests purchased consisted of (i) cash in the amount of $29.2 million, (ii) 775,000 shares of the Company’s common stock, valued at $4.2 million, and (iii) contingent consideration with an estimated fair value at April 1, 2014 of $4.5 million.

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

Pro forma financial information

The following pro forma data for the nine months ended September 30, 2014 is presented as if the Acquisition had been completed on January 1, 2013. This pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the Acquisition taken place on January 1, 2013, nor do they purport to be indicative of the results of operations that will be obtained in the future.

Nine Months Ended September 30, 2014
Revenues	$87,546,334
Income – before income tax	$6,716,086
Net income	$5,860,908
Basic net income per share	$0.28
Diluted net income per share	$0.27
Weighted average number of shares used in computing basic net income per share	21,256,356
Weighted average number of shares used in computing diluted net income per share	21,859,096

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

NOTE 9:                      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2015, the FASB issued ASU No. 2015-16, Business Combination (Topic 805):  Simplifying the Accounting for Measurement-Period Adjustments.  This change eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination and requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified.  The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes.  The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, with early adoption permitted.  The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Topic 835-30) and in August issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  These ASUs require the presentation of debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of such costs is reported as interest expense. This change conforms the presentation with that of debt discounts. In the case of debt issuance costs associated with a line-of-credit arrangement, the SEC does not object to classifying these costs as an asset and amortizing the deferred issuance costs over the life of the line-of-credit arrangement.  The ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015; early adoption is permitted. The guidance is required to be applied retrospectively to all prior periods. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date.  This ASU formally deferred the implementation date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) from annual reporting periods beginning after December 15, 2016 to annual reporting periods beginning after December 15, 2017.  The ASU completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating similar revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards.  ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services.  ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2016.  The Company is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on the Company’s consolidated financial statement or its adoption method.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330). ASU No. 2015-11 eliminates the notions of replacement cost and net realizable value less a normal profit margin.  This change is intended to simplify the accounting for inventory. This ASU is effective for annual reporting periods beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. The guidance is required to be applied prospectively and will be accounted for as a change in accounting principle. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

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

For comparative purposes, the results for the nine-month period ended September 30, 2014, includes only six months of operations of UEC Electronics, LLC (“UEC”), a South Carolina-based company that we purchased on April 1, 2014.

Overview of Results of Operations

Revenues decreased $5.9 million, down 7.9% to $69.1 million during the nine months ended September 30, 2015 from $75.0 million during the nine months ended September 30, 2014.  For the three months ended September 30, 2015, revenues were down $1.5 million or 6.0% to $23.3 million from $24.8 million during the three months ended September 30, 2014.  The decrease in revenues is primarily attributable to delays in existing customer programs in our Power Systems Division.

Income from operations decreased $7.2 million to a loss of $2.4 million during the nine months ended September 30, 2015 from income of $4.8 million during the nine months ended September 30, 2014.  For the three months ended September 30, 2015, income from operations decreased $1.1 million to $94,000 from $1.2 million for the three months ended September 30, 2014.  Coupled with delays in existing customer programs, the Power Systems Division incurred incremental expenses related to the closure, move, and production of parts that were previously manufactured in Alabama that are now being produced in South Carolina as well as incremental amortization expense resulting from the acquisition of the UEC business.

Net income decreased $6.5 million to a net loss of $3.3 million for the nine months ended September 30, 2015 from net income of $3.2 million for the nine months ended September 30, 2014.  For the three months ended September 30, 2015, net income decreased $997,000 to a net loss of $617,000 from net income of $379,000 for the three months ended September 30, 2014.  In addition to those matters outlined above, for the nine month period ended September 30, 2015, other expense decreased $763,000 to $48,000 from $811,000 for the nine months ended September 30, 2014.  This is primarily due to income generated from the sale of the land and buildings associated with our former Armor business in Alabama.

Overview of Operating Performance and Backlog

Overall, our income (loss) from continuing operations before income tax expense for the nine months ended September 30, 2015 was ($2.4) million on revenues of $69.2 million, compared to $4.0 million on revenues of $75.0 million during the nine months ended September 30, 2014. As of September 30, 2015, our overall backlog totaled $61.1 million compared to $74.1 million in the third quarter of 2014.

In our Training and Simulation Division, revenues decreased from approximately $41.9 million in the first nine months of 2014 to $40.2 million in the first nine months of 2015. As of September 30, 2015, our backlog for our Training and Simulation Division totaled $30.1 million compared to $50.8 million in the third quarter of 2014.

In our Power Systems Division, revenues decreased from approximately $33.1 million in the first nine months of 2014 to approximately $29.0 million in the first nine months of 2015. As of September 30, 2015, our backlog for our Power Systems Division totaled $31.0 million, compared to $23.4 million in the third quarter of 2014.

The table below details the percentage of total recognized revenue by type of arrangement for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
Type of Revenue	2015	2014
Sale of products	93.5%	94.8%
Maintenance and support agreements	5.5%	3.5%
Long term research and development contracts	1.0%	1.7%
Total	100.0%	100.0%

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

Results of Operations

Three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Revenues. Revenues for the three months ended September 30, 2015 totaled $23.3 million, compared to $24.8 million in the comparable period in 2014, a decrease of $1.5 million, or 6.0%. In the third quarter of 2015, revenues were $13.8 million for the Training and Simulation Division (compared to $13.0 million in the third quarter of 2014, an increase of $838,000, or 6.4%, due primarily to the timing of contracts); and $9.5 million for the Power Systems Division (compared to $11.8 million in the third quarter of 2014, a decrease of $2.3 million, or 19.8%, due primarily to delays on existing customer programs).

Cost of revenues. Cost of revenues totaled $16.3 million during the third quarter of 2015, compared to $16.8 million in the third quarter of 2014, a decrease of $521,000, or 3.1%, due primarily to lower costs associated with decreased revenues. Cost of revenues was $8.3 million for the Training and Simulation Division (compared to $7.9 million in the third quarter of 2014, an increase of $402,000, or 5.1%, due primarily to incremental costs associated with increased revenues); and $7.9 million for the Power Systems Division (compared to $8.9 million in the third quarter of 2014, a decrease of $923,000, or 10.4%, due primarily to lower costs associated with decreased revenues and incremental costs incurred related to the closure and relocation of the EFB operations from Alabama to South Carolina).

Research and development expenses. Research and development expenses for the third quarter of 2015 were $943,000, compared to $848,000 during the third quarter of 2014, an increase of $95,000, or 11.2%, due primarily to increased product development activities in our Power Systems Division.

Selling and marketing expenses. Selling and marketing expenses for the third quarter of 2015 were $1.2 million, compared to $1.2 million in the third quarter of 2014.

General and administrative expenses. General and administrative expenses for the third quarter of 2015 were $4.1 million, compared to $3.8 million in the third quarter of 2014, an increase of $290,000, or 7.6%, due primarily to additional personnel costs and incremental costs associated with the transition our Alabama operations to South Carolina.

Amortization of intangible assets. Amortization of intangible assets totaled $720,000 in the third quarter of 2015, compared to $867,000 in the third quarter of 2014, a decrease of $147,000, or 17.0%, due primarily to certain intangible assets related to the UEC acquisition that are subject to a short asset life.

Other income (expense), net. Other expense totaled ($106,000) in the third quarter of 2015, compared to income of $59,000 in the third quarter of 2014, a decrease of $165,000, due primarily to an insurance settlement received in the third quarter of 2014.

Financial expense, net. Financial expense totaled $317,000 in the third quarter of 2015, compared to financial expense of $416,000 in the third quarter of 2014, a decrease of $99,000, or 23.9%, due primarily to non-recurring bank charges incurred in the third quarter of 2014 related to our acquisition of UEC.

Income taxes. We recorded $290,000 in tax expense in the third quarter of 2015, compared to $477,000 in tax expense in the third quarter of 2014, a decrease of $187,000, or 39.2% primarily due to lower alternative minimum tax resulting from lower profitability.

Net loss. Due to the factors cited above, we went from a net income of $379,000 in the third quarter of 2014 to a net loss of $618,000 in the third quarter of 2015, a decrease of $997,000.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Revenues. Revenues for the nine months ended September 30, 2015 totaled $69.2 million, compared to $75.0 million in the first nine months of 2014, a decrease of $5.8 million, or 7.8%. In the first nine months of 2015, revenues were $40.2 million for the Training and Simulation Division (compared to $41.9 million in the first nine months of 2014, a decrease of $1.7 million, or 4.1%, due primarily to the timing of contracts); and $29.0 million for the Power Systems Division (compared to $33.1 million in the first nine months of 2014), a decrease of $4.1 million or 12.4% due primarily to delays on existing customer programs).

Cost of revenues. Cost of revenues totaled $49.0 million during the first nine months of 2015, compared to $49.7 million in the first nine months of 2014, a decrease of $677,000, or 1.4%, due primarily to lower costs associated with lower revenues. Cost of revenues were $25.0 million for the Training and Simulation Division (compared to $25.6 million in the first nine months of 2014, a decrease of $608,000, or 2.4%, also due primarily to lower costs associated with lower revenues); and $24.0 million for the Power Systems Division (compared to $24.1 million in the first nine months of 2014) a decrease of $69,000 or less than 1%, due primarily to lower costs associated with decreased revenues and incremental costs incurred related to the closure and relocation of the EFB operations from Alabama to South Carolina).

Research and development expenses. Research and development expenses for the first nine months of 2015 were $3.3 million, compared to $2.9 million during the first nine months of 2014, an increase of $431,000, or 15.1%, due primarily to increased product development activities in our Power Systems Division.

Selling and marketing expenses. Selling and marketing expenses for the first nine months of 2015 were $3.8 million, compared to $4.2 million in the first nine months of 2014, a decrease of $370,000, or 8.8%, due primarily to the reduction in headcount and marketing efforts associated with the EFB operation.

General and administrative expenses. General and administrative expenses for the first nine months of 2015 were $13.2 million, compared to $11.6 million in the first nine months of 2014, an increase of $1.6 million, or 13.4%, due primarily to having had nine months of UEC operations in 2015 compared to six months in 2014.

Amortization of intangible assets. Amortization of intangible assets totaled $2.3 million for the first nine months of 2015, compared to $1.8 million for the first nine months of 2014, an increase of $458,000, or 25.0%, due primarily to having nine months of amortization expense related to UEC intangible assets in 2015 compared to six months in 2014.

Other income, net. Other income totaled $840,000 in the first nine months of 2015, compared to $288,000 in the first nine months of 2014, an increase of $552,000, due primarily to the sale of land and buildings associated with our former Armor business in Alabama.

Financial expense, net. Financial expense totaled $888,000 in the first nine months of 2015, compared to financial expense of $1.1 million in the first nine months of 2014, a decrease of $212,000, or 19.2%, primarily due to non-recurring fees associated with the financing of the UEC acquisition in 2014.

Income taxes. We recorded $900,000 in tax expense in the first nine months of 2015, compared to $855,000 in tax expense in the first nine months of 2014, an increase of $45,000, or 5.2%, primarily due to additional tax being generated in our Training and Simulation Division at the state and local level.

Net loss. Due to the factors cited above, we went from a net income of $3.2 million in the first nine months of 2014 to a net loss of $3.3 million in the first nine months of 2015, a difference of $6.5 million.

Liquidity and Capital Resources

As of September 30, 2015, we had $11.0 million in cash and $236,000 in restricted collateral deposits, as compared to December 31, 2014, when we had $11.3 million in cash and $236,000 in restricted collateral deposits. We also had $6.6 million in available, unused bank lines of credit with our main bank as of September 30, 2015, under a $15.0 million credit facility under our FAAC subsidiary.

We used available funds in the nine months ended September 30, 2015 primarily for working capital needs and investment in fixed assets. We purchased approximately $1.4 million of fixed assets during the nine months ended September 30, 2015. Our net fixed assets amounted to $6.3 million at quarter end.

Net cash provided by (used in) operating activities for the nine months ended September 30, 2015 and 2014 was ($1.6) million and $2.5 million, respectively, a net change of $4.1 million. This difference was due primarily to the operating loss in the first nine months of 2015.

Net cash used in investing activities for the nine months ended September 30, 2015 and 2014 was $808,000 and $30.2 million, respectively, a net change of $29.4 million. This difference was due primarily to the acquisition of UEC on April 1, 2014.

Net cash provided by financing activities for the nine months ended September 30, 2015 and 2014 was $2.2 million and $33.0 million, respectively, a net change of $30.8 million. The difference primarily related to the financing of the acquisition of UEC.

As of September 30, 2015, we had approximately $5.8 million in short-term bank debt under our credit facility and $17.8 million in long-term loans outstanding, which included $4.4 million in current debt and $13.4 million in long term debt. This is in comparison to December 31, 2014, when we had a negligible amount of short-term bank debt and $21.3 million in long-term debt outstanding.

Effective September 30, 2015, the requirement that the Company maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 related to its Amended Credit Agreement was waived by Fifth Third Bank. As of September 30, 2015 and as of the date of this filing, the Company was in compliance with all of its bank covenants.

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

ITEM 6.         EXHIBITS.

The following documents are filed as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:           November 9, 2015

AROTECH CORPORATION

By:	/s/ Steven Esses
	Name:	Steven Esses
	Title:	President and CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Senior Vice President – Finance and CFO
(Principal Financial Officer)