Form 10-K
period 2015-12-31
AROTECH CORP
filed 2016-03-15
CIK 916529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549	OMB APPROVAL
	OMB Number:	3235-0063
	Expires:	March 31, 2018
Estimated average burden
	hours per response	1,998.78

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED   DECEMBER 31, 2015.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 was approximately $52,414,921 (based on the last sale price of such stock on such date as reported by The Nasdaq Global Market and assuming, for the purpose of this calculation only, that all of the registrant’s directors and executive officers are affiliates).

(Applicable only to corporate registrants)  Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  26,461,245 as of 3/11/2016

Documents incorporated by reference: None

SEC 1673 (11-14)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PRELIMINARY NOTE

This annual report contains historical information and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition and results of operations. The words “estimate,” “project,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Further, we operate in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond our control. In the context of the forward-looking information provided in this annual report and in other reports, please refer to the discussions of Risk Factors detailed in, as well as the other information contained in, our other filings with the Securities and Exchange Commission (the “SEC”).

Electric Fuel® is a registered trademark and Arotech™, SWIPES™ and MILO Range™ are all trademarks of Arotech Corporation, formerly known as Electric Fuel Corporation. All company and product names mentioned may be trademarks or registered trademarks of their respective holders. Unless otherwise indicated, “we,” “us,” “our” and similar terms refer to Arotech Corporation and its subsidiaries.

PART I

ITEM 1.                      BUSINESS

General

We are a defense and security products and services company, engaged in two business areas: interactive simulation for military, law enforcement and commercial markets; and batteries and charging systems for the military, commercial and medical markets. We operate in two business units:

➢
We develop, manufacture and market advanced high-tech multimedia and interactive digital solutions for engineering, use-of-force training and operator training of military, law enforcement, security, emergency services and other personnel through our Training and Simulation Division:

•
We provide interactive operator training systems featuring state-of-the-art vehicle simulator technology enabling training and research in situation awareness, risk analysis and decision-making, emergency reaction and avoidance procedures, conscientious equipment operation, and crew coordination;

•
We provide aircrew decision making support software, part-task aircraft simulators, and simulated weapon models to support military operations and aircrew training to the United States and foreign militaries; and

•	We provide specialized “use-of-force” training simulators and systems for police, security personnel and the military under the trade name MILO Range™ (“MILO Range”).

➢
We provide advanced battery solutions, innovative energy management and power distribution technologies and world-class product design and manufacturing services for the aerospace, defense, law enforcement, and homeland security markets, and we manufacture and sell primary and rechargeable batteries, for defense and security products and medical and industrial applications through our Power Systems Division:

•
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

•
We develop and sell rechargeable and primary batteries and smart chargers to the military and medical markets and to private defense industry in the Middle East, Europe and Asia under our Epsilor nameplate;

•
We develop, manufacture and market primary batteries, rechargeable batteries and battery chargers for the military, focusing on soldier system applications that demand high energy and light weight batteries with intelligent power management and distribution; and

•	We produce water-activated lifejacket lights for commercial aviation and marine applications under our Electric Fuel nameplate.

Background

We were incorporated in Delaware in 1990 under the name “Electric Fuel Corporation,” and we changed our name to “Arotech Corporation” on September 17, 2003. We operate through our various subsidiaries (all of which are 100% owned by us):

➢	FAAC Incorporated (“FAAC”), a Michigan corporation located in Ann Arbor, Michigan (Training and Simulation Division);

➢
Epsilor-Electric Fuel Ltd. (“Epsilor-EFL”), an Israeli corporation with facilities located in Beit Shemesh, Israel (between Jerusalem and Tel-Aviv), Dimona, Israel (in Israel’s Negev desert area), and in Sderot, Israel (near the Gaza Strip) (Power Systems Division);

➢	UEC Electronics, LLC (“UEC”), a South Carolina limited liability company located in Hanahan, South Carolina (Power Systems Division); and

➢	Electric Fuel Battery Corporation (“EFB”), a Delaware corporation located in Hanahan, South Carolina (Power Systems Division).

Unless the context requires otherwise, all references to us refer collectively to Arotech Corporation and its subsidiaries.

Our results for 2013 and for the first three months of 2014 do not include the results of UEC Electronics, LLC, a South Carolina limited liability company that we purchased on April 1, 2014.

Until December 2011, we were also engaged in utilizing advanced engineering concepts to manufacture military and paramilitary armored vehicles, and employing sophisticated lightweight materials to produce aviation armor, through our Armor Division. In December 2011, our Board of Directors approved management’s plan to sell our Armor Division in order to focus on the more profitable and growth-oriented aspects of our business. We completed the sale of our Armor Division in June 2012. Unless otherwise indicated, all reported figures include only the operations of our current business units and exclude the discontinued Armor segment.

For financial information concerning the business segments in which we operate, see Note 16.b. of the Notes to the Consolidated Financial Statements. For financial information about geographic areas in which we engage in business, see Note 16.c. of the Notes to the Consolidated Financial Statements.

Facilities

Our principal executive offices are located at 1229 Oak Valley Drive, Ann Arbor, Michigan 48108, and our toll-free telephone number at our executive offices is (800) 281-0356. Our corporate website is www.arotech.com. Our current reports on Form 8-K and our periodic reports on Form 10-Q and Form 10-K, including any amendments thereto, as well as recent filings relating to transactions in our securities by our executive officers and directors, that have been filed with the SEC in EDGAR format are made available through hyperlinks located on the investor relations page of our website, at http://ir.arotech.com/all-sec-filings, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Reference to our websites does not constitute incorporation of any of the information thereon or linked thereto into this annual report.

The offices and facilities of our Power Systems Division are located in Hanahan, South Carolina, and in Israel (in Beit Shemesh, Dimona and Sderot, all of which are within Israel’s pre-1967 borders). Most of the members of our senior management work extensively out of our facilities in Beit Shemesh. Our financial operations are conducted primarily from our principal executive offices in Ann Arbor, Michigan, which is the headquarters of our Training and Simulation Division. The Training and Simulation Division also maintains offices in Royal Oak, Michigan and in Orlando, Florida.

Training and Simulation Division

Our Training and Simulation Division develops, manufactures and markets an extensive array of trainers and simulation based solutions that provide interactive and situational training for military, law enforcement and commercial customers. Our simulators safely and economically train people, from municipal rail and bus drivers to military convoy crews, to respond immediately and appropriately in threatening and dangerous situations while under extreme pressure. During 2015, 2014 and 2013, revenues from our Training and Simulation Division were approximately $54.6 million, $56.4 million and $63.4 million, respectively.

The Training and Simulation Division concentrates on three different product areas:

➢	Our Vehicle Simulation group provides high fidelity vehicle simulators for use in operator and crew training;

➢
Our Air Warfare Simulations group provides weapon simulations used to train military pilots, weapon employment information used in the effective use of air launched weapons, and part-task simulators to train aircrew; and

➢
Our Use of Force group provides training products focused on developing judgement skills necessary for the proper employment of various lethal and non-lethal options for public safety and military personnel.

Vehicle Simulation

We provide simulators, systems engineering support and software products focused on training vehicle operators for cars, trucks, and military vehicles. We provide these products to the United States military, government, municipalities, and private industry. Our fully interactive driver-training systems feature state-of-the-art vehicle simulator technology enabling training in situation awareness, risk analysis and decision making, emergency reaction and avoidance procedures, and proper equipment operation techniques. We also offer simulation software applications, consulting services, and custom software and hardware development services primarily for use by the automobile industry and universities engaged in the study of vehicle performance or operator/vehicle interactions. Our simulators have been used to train hundreds of thousands of drivers.

Our Vehicle Simulation group focuses on the development and delivery of complete simulation solutions for a wide range of vehicle types and applications– such as trucks, automobiles, subway trains, buses, fire trucks, police cars, ambulances, airport ground vehicles, and military vehicles and encompasses both driver training and full crew coordination training. We are a prime contractor in respect of the U.S. Army’s Virtual Clearance Training Suite (“VCTS”) program. VCTS trains route clearance teams on techniques to detect and neutralize improvised explosive devices.  In 2015, 2014 and 2013, our Vehicle Simulations group accounted for approximately 40%, 42% and 57%, respectively, of our Training and Simulation Division’s revenues. In 2015, 2014 and 2013, our Vehicle Simulations group accounted for 23%, 23% and 41% of our consolidated revenues, respectively.

We believe that we have held a dominant market share in U.S. military wheeled vehicle operator driver training simulators since 1999 and that we are currently one of three significant participants in the U.S. municipal wheeled vehicle simulators market.

Air Warfare Simulations

In the area of Air Warfare Simulations, we believe we are a premier developer of validated, high fidelity analytical models and simulations of tactical air and land warfare systems for all branches of the U.S. Department of Defense (“DoD”) and its related industrial contractors. Our simulations are found in systems ranging from instrumented air combat and maneuver training ranges (such as Top Gun), full task training devices such as the F-18 Weapon Tactics Trainer, and in the on-board computer of many fighter jet aircraft. We supply on-board software to support weapon launch decisions for the F-15, F-16, F-18, F-22 and F-35 aircraft. Two of our key Air Warfare Simulations programs are the Zone Acquisition Program (ZAP) and our Air National Guard Boom Operator Simulator System (BOSS). ZAP provides aircrew with weapon employment information using highly accurate high-speed weapon simulations embedded in the operational flight programs of all US fighter aircraft.  BOSS trains the boom operators for the performance of in-flight refueling. Boom operators control the equipment on a specially designed, refueling aircraft that passes fuel to other aircrafts in midair. We commenced production of this trainer and started to generate revenue from the sale of these trainers in 2015. In 2015, 2014 and 2013, our Air Warfare Simulations group accounted for 36%, 35%, and 28%, respectively, of our Training and Simulation Division’s revenues. In 2015, 2014, and 2013, the Air Warfare Simulations group accounted for 20%, 19%, and 20% of our consolidated revenues, respectively.

Use-of-Force

We are a leading provider of interactive, multimedia, fully digital use-of-force training simulators for law enforcement, security, military and similar applications. With a large customer base spread over twenty countries around the world, we are a leader in the supply of simulation training products to law enforcement, governmental, and commercial clients. We conduct our interactive training activities and market our interactive training products, such as the MILO Range (interactive Use-of-Force and firearms training), the MILO Theater (an immersive training environment enabling trainees to experience up to 300 degrees of field of regard), and the MILO Response (judgement skills training for EMS personnel), using our MILO Range nameplate. In 2015, 2014 and 2013, our Use-of-Force group accounted for 15%, 16% and 11%, respectively, of our Training and Simulation Division’s revenues.

Warranty

We typically offer a one to two year warranty for most of our products. Additionally, we sell extended warranties to our existing customers. In 2015, 2014 and 2013, warranty revenue accounted for 9%, 7% and 4%, respectively, of our Training and Simulation Division’s revenues.

Marketing and Customers

We market our Training and Simulation Division products to all branches of the U.S. military, international militaries, federal and local governments, municipal transportation departments, research institutions, private organizations, and public safety groups. Municipalities throughout the U.S. are using our vehicle simulators and use-of-force products, and our penetration in Asia, Europe and the Americas continues through the use of commissioned sales agents and regional distributors.

We have long-term relationships, many of over twenty years’ duration, with the U.S. Air Force, U.S. Navy, U.S. Army, U.S. Marine Corps, Department of Homeland Security, and most major U.S. Department of Defense training and simulation prime contractors and related subcontractors. The quality of our customer relationships is illustrated by the multiple program contract awards we have earned from many of our customers.

Competition

Our technical excellence, superior product reliability, high customer satisfaction and warranty services have enabled us to develop market leadership and attractive competitive positions in each of our product areas.

Vehicle Simulators

Several potential competitors in this segment are large, diversified defense and aerospace conglomerates, such as L-3 Communications and Leidos, who do not focus exclusively on our specific niches. As such, we are able to provide service on certain large military contracts through strategic agreements with these organizations or can compete directly with these organizations based on our strength in developing higher quality software solutions. In municipal market applications, we compete against smaller, less sophisticated companies, such as Raydon, Doron and Simulation Technology. Many of our competitors have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours.

Air Warfare Simulations

Currently, we believe that no significant competitors participate in the markets we serve around our weapon simulation niche. Our nearly 45-year history in this space provides us with a library of resources that would require substantial investment by a competitor to offer a comparable product. The companies that have the potential to compete with us are companies that now subcontract this work to us: Boeing Company (NYSE: BA) (“Boeing”), Raytheon Company (NYSE: RTN) (“Raytheon”), and Cubic Corporation (NYSE: CUB).

Use of Force

We compete against a number of established companies that provide similar products and services, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. There are also companies whose products do not compete directly, but are sometimes closely related to the products we offer. Firearms Training Systems, Inc., Meggitt, Vitra, and LaserShot Inc. are our main competitors in this space.

Power Systems Division

Our Power Systems Division develops and provides sophisticated portable energy solutions for diverse applications, including military equipment carried by soldiers, hybrid energy generation/storage in austere environments, power management and power distribution, and clean, stable power for tactical vehicles, unmanned vehicles and medical devices, all of which are designed to complex and demanding customer specifications. During 2015, 2014 and 2013, revenues from our Power Systems Division were approximately $42.0 million, $47.2 million and $25.1 million, respectively. Revenues in 2013 and the first quarter of 2014 did not include the results of UEC, which we did not own until April 2014. On a pro forma basis, assuming we had owned all components of our Power Systems Division since January 1, 2013, Power Systems Division revenues in 2015, 2014 and 2013 would have been approximately $42.0 million, $59.7 million and $57.6 million, respectively.

Electronics Engineering and Design Services for the Military

Introduction

We design, engineer, and manufacture proprietary electronics, spanning components and sub-assemblies, for a broad range of end use systems in multiple markets that include aerospace, defense, industrial and medical. We specialize in electronic/electromechanical systems, subsystems, and component level requirements, which include circuit card assemblies and wire and cable assemblies. Our products range from complex integrated assemblies up through multi-rack functional systems and test equipment.

In addition, we also specialize in core, proprietary engineering capabilities in highly-demanded solution areas, including: (i) hybrid power generation systems, (ii) smart power subsystems for military vehicles and dismounted applications, and (iii) aircraft and missile systems support for cutting-edge weapons and communications technologies. Our unique brand of comprehensive service is highly sought-after by customer agencies such as the Marine Corps Systems Command, Space and Naval Warfare Systems Command (“SPAWAR”), US Army Communications and Electronics Research (“CERDEC”) and Tank Automotive Command (“TACOM”), as well as large prime contractors such as Raytheon, Boeing, Lockheed Martin Corporation (NYSE: LMT), and BAE Systems plc (LON: BA) (“BAE”). Our key program areas in this field include the following:

•
We supply the United States Marine Corps (“USMC”) with its program of record Ground Renewable Expeditionary Energy Network Systems (“GREENS”), a renewable power generation, intelligent energy storage and distribution system for troops serving in austere environments. GREENS is the only DoD Program of Record for renewable power generation. We are currently launching a commercial (not-ITAR restricted) version of this product, targeting both domestic and international mission critical, rugged markets.

•
We supply the USMC with Mobile Hybrid Expeditionary Energy System (“MHEES”), a product that incorporates both solar collection and high density battery technologies to intelligently reduce run time and optimize efficiency of tactical generators. This single system is scalable to 3.5kW, 7kW and 10.5kW output, making it an ideal solution for multiple military missions.

•
We have designed and continue to refine a proprietary Distributed Power Control and Management System (DPCMS) that replaces electrical systems on aging tactical vehicles such at the Light Armored Vehicle (LAV) and Assault Amphibious Vehicle (AAV).  This power management and distribution system enables vehicles that have already exceeded the OEM’s recommended life to be refurbished and to take advantage of new automotive communication protocols J-1939. These refurbishments permit aging tactical vehicle fleets to function as a new vehicle, without the cost implications of replacing it with a new vehicle. This system, which has been successfully tested on LAVs by the USMC and UEC is currently under contract with the USMC to design and integrate the DPCMS system into multiple variants of the AAV.

•
We have developed significant expertise and past performance qualifications in the area of solutions for Command, Control, Communications, Computers Intelligence, Surveillance and Reconnaissance (C4ISR), providing these solutions to, among others, SPAWAR and Raytheon.

Competition

Our main competitors for renewable energy and power management systems products and services are ZeroBase Energy, LLC, a provider of hybrid and renewable power systems, Energy Technologies, Inc., a provider of power systems, EnerDel, Inc., a provider of compact lithium-ion-powered batteries for transportation, utility grid and industrial electronics markets, and Solar Stik, Inc., a provider of portable and custom power solutions, as well as companies that compete with us on proposals to Raytheon, including Celestica Inc. (NYSE: CLS), Ducommun Incorporated (NYSE: DCO), Sanmina-SCI Corporation (Nasdaq: SANM), Jabil Circuit, Inc., a supplier of manufacturing services for circuit board assemblies, and Woven Electronics Corporation, an electronics parts supplier.

We believe the fact that we have full-service engineering coupled with state-of-the-art manufacturing provides us with an advantage over most of our competitors, enabling us to customize solutions for customers, quickly develop prototype and first-article units, and move into full-rate production before many of our competitors are beyond the requirements definition phase. We believe few in the industry have both the agility and capabilities required to offer this advantage. As a manufacturer, we build our own cable harnesses, circuit cards, and integrated complex assemblies, which enables us to control our own supply chain and program schedules. These combined capabilities have resulted in lower costs and shorter lead times, both very important discriminators for our customers in this current fiscal environment.

Marketing and Customers

We market to a diverse array of customers. The renewable and hybrid energy market prior to 2015 has been primarily focused on the U.S. Department of Defense. We believe we have achieved significant success in this market; however, we are modifying our products to better meet commercial/industrial demands. In addition, we are refocusing marketing efforts internationally on the heels of our GREENS and MHEES programs. Specific efforts include attendance at international trade shows, establishing international sales channels, establishing networks within the U.S. commercial service, and an increase in outbound marketing efforts designed to drive potential customers to our solutions.

Over ninety percent of revenues are attributed to existing customers with new requirements or referrals of new customers from our existing customer base. This customer loyalty is closely tied to our technical solutions, our on-time delivery and quality of product metrics (consistently 98% or greater).

Manufacturing

Our four AS9100 and ISO 9001 registered facilities are located in the tri-county area of Charleston, South Carolina. All facilities are well equipped with state of the art design tools and automated manufacturing equipment to support our customers’ design, testing, and production needs.

Lithium Batteries and Charging Systems for Military, Industrial and Medical Markets

We sell lithium batteries and charging systems, including the SWIPES™ power hubs that we produce for the Army’s Soldier Warrior program, to the military, industrial and medical markets.

We develop and produce high-end lithium batteries, both primary (disposable) and secondary (rechargeable), as well as “smart” chargers for the rechargeable batteries and electronic sub-assemblies. We market to the military, the medical, and the industrial markets. We believe we are among the few companies in the world with the capability to develop and manufacture complex portable power sources needed by high-end portables. We perform the development and manufacturing in-house with the exception of the electrochemical cells, which we purchase from suppliers. We have also begun to penetrate the “special” batteries market, meaning large format batteries (such as those used to power submarines) and high power batteries (such as those used in missile launchers and battle tank emergency startup units.

We have experience in working with government agencies, the military and large corporations. Our technical team has significant expertise in the fields of electrochemistry, electronics, software and battery design, production, packaging and testing. We also specialize in custom products that must meet the highest possible military, industrial and medical specifications.

Our SWIPES™ power hub utilizes the MOLLE (Modular Lightweight Load-carrying Equipment) vest and integrates force protection electronics and communications equipment with an advanced battery. The system utilizes a modular power distribution system that is powered by a conformal wearable battery allowing for extended mission times without the burden of power source swaps or charging due to their high energy density.  It also reduces the battery weight soldiers carry by up to 30%. The batteries continuously charge the secondary batteries inside various devices, such as two way radios, GPS units and shot detection systems.  In 2015 US Army CERDEC awarded us with a development contract to expand the solider system wearable capabilities through the development of super capacitor based Radio Power Adapters (RPA). These RPAs are expected to further reduce the weight that a solider carries and allows for the next level of capability for integrated soldier systems.

Customers

The principal customers for our lithium batteries during 2015 were the Israel Ministry of Defense, Elbit, Israel Aircraft Industries, Aeronautics, and Thales. The principal customer for our soldier power systems in 2015 was the U.S. Army.

Competition

There are a limited number of players globally that are a one-stop-shop for high-end custom portable power. Our main competitors are Bren-Tronics, Inc., Ultralife Corporation (NASDAQ:ULBI) (“Ultralife”), EnerSys (NYSE: ENS), Inventus Power, Safety Insurance Group, Inc. (NASDAQ: SAFT), Electrochem Solutions, Inc., RRC Power Solutions and Inspired Energy Plc (LONDON: INSE).

Manufacturing

Our U.S. manufacturing facility for batteries and chargers is located in Hanahan, South Carolina, in the Charleston area. In parallel, we have manufacturing facilities in Beit Shemesh, Dimona and Sderot, all located in Israel.

Lifejacket Lights

We are a world leader in the supply of water-activated lifejacket and survivor locator lights to the marine and aviation markets. Since 1996 we have offered a range of safety products used by the marine and aerospace industries, commercial airlines and military outfitters. Our lifejacket lights are certified by air and marine regulatory organizations, and are available through distributors worldwide.

Products

We have a product line consisting of seven lifejacket light models. Five of these models are for use with marine lifejackets and two are for use with aviation lifejackets. The marine lifejacket lights come in two LED alkaline-powered models (a one-piece and a two-piece model), two LED lithium-powered models (a one-piece product and a two-piece product), and a two-piece lithium-powered incandescent mode. Both our aviation locator incandescent lights are powered by our patented magnesium copper chloride battery chemistry. All of our lifejacket lights work in both freshwater and seawater. Each of our lifejacket lights is certified for use by relevant governmental agencies under various U.S. and international regulations, including the U.S. Federal Aviation Administration’s Technical Standard Order (“TSO”), the EU’s Marine Equipment Directive 96/98/EC (MED), and the International Safety of Life at Sea (SOLAS) Convention. We manufacture, assemble and package all our lifejacket lights in our factory in Beit Shemesh, Israel.

Marketing

We market our marine safety products through our own network of distributors in Europe, the United States, Asia and Oceania. We market our lights to the commercial aviation industry through an independent company that receives a commission on sales.

Competition

Our primary competitor in the field of aviation safety products, including TSO-approved lifejacket lights, is ACR Electronics Inc. of Ft. Lauderdale, Florida. Other significant competitors in the marine market include Daniamant Aps of Denmark and England, a provider of survivor location lights, and Alcares ApS of Denmark, a manufacturer of marine emergency lights.

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

According to the Boston Consulting Group, the grid storage market is estimated to exceed $400 billion by 2030. This represents a global storage capacity of 430 giga-watts, which would be an increase of more than four times in just 16 years.

Preliminary research and development into the iron flow battery has yielded what we believe to be promising results in lab tests, and we have filed two patent applications covering our new technology. In the last year we have manufactured and demonstrated a lab-scale pilot battery, complete with a unique membrane and an in-house manufactured anode. We are now working on the next stage of the project: manufacturing and demonstrating a 10kW/60kWh pilot battery.

Backlog

We generally sell our products under standard purchase orders. Orders constituting our backlog are subject to changes in delivery schedules and are typically cancelable by our customers until a specified time prior to the scheduled delivery date. Accordingly, our backlog is not necessarily an accurate indication of future sales. As of December 31, 2015, 2014 and 2013, our funded backlog was approximately $63.0 million, $69.9 million and $58.0 million, respectively, divided between our divisions as follows:

Division	2015	2014	2013
Training and Simulation Division	$29,772,000	$45,731,000	$45,892,000
Power Systems Division	33,248,000	24,175,000	12,067,000
TOTAL:	$63,020,000	$69,906,000	$57,959,000

Major Customers

During 2015, 2014 and 2013, including both of our divisions, various branches of the United States military accounted for approximately 48%, 56% and 55% of our revenues. See “Item 1A. Risk Factors – Risks Related to Government Contracts,” below.

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

Our intellectual property portfolio includes three issued U.S. patents, which expire between 2018 and 2031. We also have three patent applications pending for examination in U.S. and foreign jurisdictions.

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

Research and Development

During the years ended December 31, 2015, 2014 and 2013, our research and product development expenses were approximately $4.0 million, $3.3 million and $3.0 million, respectively. Not included in these figures is research and development where the costs were underwritten by customers or charged directly to projects as non-recovered engineering costs.

Employees

As of December 31, 2015, we employed 523 total employees worldwide, the majority of whom were full-time employees. Our success will depend in large part on our ability to attract and retain skilled and experienced employees.

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

Raw Materials

We are dependent on the availability of raw materials from our suppliers. The most important raw materials are lithium cells and zinc for our batteries. We purchase these raw materials from various suppliers. We believe alternative sources generally exist for the raw materials used for our batteries.

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

We were incorporated in 1990 and began our operations in 1991. We have funded our operations principally from funds raised in public and private offerings of our common stock and equity and debt securities convertible or exercisable into shares of our common stock; research contracts and supply contracts; funds received under research and development grants from the Government of Israel; and sales of products that we and our subsidiaries manufacture. We have incurred significant net losses since our inception. Additionally, as of December 31, 2015, we had an accumulated deficit (including discontinued operations) of approximately $182.6 million. In an effort to reduce operating expenses and maximize available resources, we have consolidated certain of our subsidiaries, shifted personnel and reassigned responsibilities. We have also taken a variety of other measures to limit spending and will continue to assess our internal processes to seek additional cost-structure improvements. Although we believe that such steps have helped to reduce our operating expenses and maximize our available resources and enabled us to operate at a net profit in the recent past, there can be no assurance that we will be able to maintain profitability consistently or that our business will continue to exist.

We need significant amounts of capital to operate and grow our business and to pay our debt.

We require substantial funds to operate our business, including marketing our products and developing and marketing new products. To the extent that we are unable to fully fund our operations, including repaying our outstanding debt, through profitable sales of our products and services, we will need to seek additional funding, including through the issuance of equity or debt securities. In addition, based on our internal forecasts, the assumptions described under “Liquidity and Capital Resources” below, and subject to the other risk factors described herein, we believe that our present cash position and anticipated cash flows from operations and lines of credit should be sufficient to satisfy our current estimated cash requirements for 2016. However, in the event our internal forecasts and other assumptions regarding our liquidity prove to be incorrect, we may need to seek additional funding. There can be no assurance that we will obtain any such additional financing in a timely manner, on acceptable terms, or at all. If additional funds are raised by issuing equity securities or convertible debt securities, stockholders may incur further dilution. If we incur additional indebtedness, we may be subject to affirmative and negative covenants that may restrict our ability to operate or finance our business. If additional funding is not secured, we will have to modify, reduce, defer or eliminate parts of our present and anticipated future commitments and/or programs.

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

Our bank and other indebtedness (short and long term) totaled approximately $20.3 million as of December 31, 2015 (not including trade payables, other account payables, and accrued severance pay), of which $4.1 million was bank working capital lines of credit and approximately $16.2 million represents two term loans entered into to fund the UEC acquisition. In addition, we may incur additional indebtedness in the future. Accordingly, we are subject to the risks associated with significant indebtedness, including:

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

As of December 31, 2015, the Company maintained a $15 million line of credit; an $18 million, 61-month senior term loan at an interest rate of LIBOR plus 3.75%; a $4.5 million, 61 month “B” term loan at an interest rate of LIBOR plus 5.5% (the “Bank Facilities”).  The amounts outstanding at December 31, 2015, on the line of credit, senior term loan, and “B” term loan were The Bank Facilities were planned to expire in May 2016.

Effective at the end of the second quarter 2015, the old primary bank eliminated the covenant that provided that UEC’s earnings before interest, taxes, depreciation and amortization with certain add-backs (“EBITDA”), may not be less than $4.5 million for any trailing twelve-month period ending at the end of a fiscal quarter.  In addition, during the fiscal quarter ended September 30, 2015, the Company obtained a waiver from the Bank with respect to maintaining a minimum fixed charge coverage ratio of 1.25 to 1.

On March 11, 2016, we entered into a new credit agreement with a new primary bank, whereby our new bank agreed to provide (i) a $15 million revolving credit facility (“Revolver”), (ii) a $10 million Term Loan (the “Term Loan”), and (iii) a $1 million Mortgage Loan (the “Mortgage Loan” and, together with the Revolver and the Term Loan, the “Credit Facilities”) in respect of certain property located in Ann Arbor, Michigan.

The maturity of the Term Loan is five years from the date of the new credit agreement. The Term Loan maintains an interest rate on a scale ranging from LIBOR plus 2.0% up to LIBOR plus 3.25%. The repayment of the Term Loan will consist of 60 consecutive monthly payments of principal plus accrued interest based on annual principal reductions of 10% during the first year, 20% during the second through fourth years, and 30% during the fifth year. The Revolver and Term Loan are secured by our assets.

The maturity of the Mortgage Loan is five years from the date of the new credit agreement and maintains an interest rate on a scale identical to the Term Loan.

The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. The financial covenants include that we must maintain both a Maximum Debt to EBITDA ratio of 3.00 to 1.00 and a Minimum Fixed Charge Coverage Ratio of 1.20 to 1.00.

A failure to comply with the obligations contained in the agreements governing our indebtedness could result in an event of default under such agreements which could result in an acceleration of debt under other instruments evidencing indebtedness that contain cross-acceleration or cross-default provisions. If our indebtedness were to be accelerated, there can be no assurance that our future cash flow or assets would be sufficient to repay in full such indebtedness. During 2015, we received waivers from our former primary lending institution that enabled us to avoid covenant violations that could have triggered a default on our indebtedness. There can be no assurance that any similar waivers with our new bank will, if needed, be granted in the future.

The Company was required to prepare quarterly covenant calculations for its old primary bank.  With the onset of the new bank agreement, the requirement to submit its December 31, 2015 covenants was discharged.

We may not be successful in operating our electronics engineering and design services for the military business, which is a new business for us.

The business of electronics engineering and design services for the military is a new business for us and our management group has limited experience operating this particular type of business. Although we have retained most of UEC’s management personnel, we cannot assure that such personnel will continue to work for us or that we will be successful in managing this new business. Additionally, we may not be able to successfully integrate the operations and personnel of UEC into our business, and we may not realize any anticipated benefits of such acquisition. If we are unable to successfully operate this new business, our business, financial condition and results of operations could be materially impaired.

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

As of December 31, 2015, we had recorded goodwill of $45.5 million. Any future impairment of goodwill or other intangible assets may have a significant impact on earnings. Goodwill is not amortized, but is tested for impairment at the reporting unit level. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, which, in the Power Systems Division in 2015, was a 2% percent margin. There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the measurement and recognition of goodwill impairment. These risks include, but are not limited to, adverse changes in legal factors or the business climate, an adverse action or assessment by a regulator, a more-likely-than-not expectation that all or a significant portion of a reporting unit may be disposed of, a sustained decline in our market capitalization, significant negative variances between actual and expected financial results, and lowered expectations of future financial results.

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

The goodwill of our Training and Simulation Division equaled $24.4 million and the goodwill of our Power Systems Division equaled $21.1 million at December 31, 2015. During 2015, the Power Systems reporting unit incurred losses from operations that were attributable to discrete events that management considers to be temporary in nature. Based on the discounted cash flow valuation at December 31, 2015, an increase in the WACC or changes in other significant variables for the Power Systems Division could potentially result in impairment.

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

Litigation, or participation in administrative proceedings, may be necessary to protect our proprietary rights. This type of litigation can be costly and time consuming and could divert company resources and management attention to defend our rights, and this could harm us even if we were to be successful in the litigation and there is no guarantee we would be successful in such litigation. In the absence of patent protection, and despite our reliance upon our proprietary confidential information, our competitors may be able to use innovations similar to those used by us to design and manufacture products directly competitive with our products. In addition, no assurance can be given that others will not obtain patents that we will need to license or design around. To the extent any of our products are covered by third-party patents, we could need to acquire a license under such patents to develop and market our products.

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

Our business could be negatively impacted by cyber attacks and other security breaches.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, in our data centers and on our networks. As part of our business, we may face certain security threats, including threats to our information technology infrastructure, attempts to gain access to our proprietary, sensitive or classified information. Cybersecurity threats could evolve quickly and include, but not be limited to, computer viruses, attempts to access information and other electronic security breaches. Our information technology networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. In addition, our customers, suppliers, subcontractors and other third parties with whom we do business generally face similar security threats, and in some cases we must rely on the safeguards put in place by these parties to protect against security threats. We believe we have implemented appropriate measures and controls and have invested in resources to appropriately identify and monitor these threats and mitigate potential risks, including risks involving our customers and suppliers. However, such actions may not be sufficient to prevent cybersecurity breaches, disruptions to mission critical systems, the unauthorized release of sensitive information or corruption of data, or harm to facilities or personnel.

In addition, as a provider of products and services to government and commercial customers, our products and services may be the targets of cyber attacks that attempt to sabotage or otherwise disable such products and services, or our cybersecurity and other products and services ultimately may not be able to effectively detect, prevent, or protect against or otherwise mitigate losses from all cyber attacks. Furthermore, as a defense contractor with a security clearance we would be obligated to notify the Department of Defense of certain penetrations of protected networks.

The impact of these security threats and other disruptions, including cyber attacks and other security breaches, is difficult to predict. However, the cost and operational consequences of responding to breaches and implementing remediation measures could be significant and our insurance coverage may not cover all related costs. These threats and other events could also disrupt our operations, or the operations of our customers, suppliers, subcontractors and other third parties, could require significant management attention and resources, could result in the loss of business, regulatory actions and potential liability, and could negatively impact our reputation among our customers and the public, any one of which could have a negative impact on our financial condition, results of operations or liquidity.

We are dependent on key personnel and our business would suffer if we fail to retain them.

We are highly dependent on the managers of our Training and Simulation Division and our Power Systems Division, and the loss of the services of any of these persons could adversely affect us. We are especially dependent on the services of our President and Chief Executive Officer, Steven Esses. The loss of Mr. Esses could have a material adverse effect on us. We are party to an amended employment agreement with Mr. Esses, which agreement expires at the end of 2018. We have key-man life insurance on Mr. Esses. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

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

A significant portion of our sales are made to customers located outside the U.S., primarily in Europe and Asia. In 2015, 2014 and 2013, 19.5%, 19.1% and 16.5%, respectively, of our revenues, were derived from sales to customers located outside the U.S. We expect that our international customers will continue to account for a substantial portion of our revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, foreign taxes, longer payment cycles and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect our sales to international customers. See also “Israel-Related Risks,” below.

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

The U.S. government, and other governments, typically can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract. A termination arising out of our default could expose us to liability and have a material adverse effect on our ability to re-compete for future contracts and orders. Our U.S. government contracts contain provisions that allow the U.S. government to unilaterally suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations, reduce the value of existing contracts, issue modifications to a contract and control and potentially prohibit the export of our products, services and associated materials.

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

Our failure to comply with the export control rules described above rules could expose us to significant criminal or civil enforcement action by the U.S. government, and a conviction could result in denial of export privileges, as well as contractual suspension or debarment under U.S. government contracts, either of which could have a material adverse effect on our business, results of operations and financial condition.

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

While our stock would continue to trade on the over-the-counter bulletin board following any delisting from the Nasdaq, any such delisting of our common stock could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. Trading volume of over-the-counter bulletin board stocks has been historically lower and more volatile than stocks traded on an exchange or the Nasdaq Stock Market. As a result, holders of our securities could find it more difficult to sell their securities. Also, if in the future we were to determine that we need to seek additional equity capital, any delisting could have an adverse effect on our ability to raise capital in the public equity markets.

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

In addition, due to increased regulatory scrutiny surrounding publicly traded companies, the possibility exists that a restatement of past financial results could be necessitated by an alternative interpretation of present accounting guidance and practice. Although management does not currently anticipate that this will occur, a potential result of such interpretation could be costly and have an adverse effect on our stock price.

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

Compliance with public company obligations, including the securities laws and regulations, is costly and requires significant management resources, and we may fail to comply. We are now an “accelerated filer,” and as a result are subject to more comprehensive disclosure obligations, with increased compliance costs.

The federal securities laws and regulations, including the corporate governance and other requirements of the Sarbanes-Oxley Act of 2002, impose complex and continually changing regulatory requirements on our operations and reporting. Because the aggregate market value of our public float was in excess of $75 million as of June 30, 2014, we became an “accelerated filer” as of the end of our 2014 fiscal year. As a result, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our independent registered public accounting firm auditing our financial statements is now required to attest to and report on the effectiveness of our internal control over financial reporting, and we are now required to satisfy all of the larger reporting company disclosure requirements. These requirements have increased our legal compliance obligations and costs, which could harm our results of operations and divert management’s attention from business operations.

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

The offices and facilities of Epsilor-EFL are located in Israel (in Beit Shemesh, Dimona, and Sderot, all of which are within Israel’s pre-1967 borders). Some of our senior management is located in Beit Shemesh. Although we expect that most of our sales will continue to be made to customers outside Israel, we are nonetheless directly affected by economic, political and military conditions in that country. Accordingly, any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel.

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

Our Israeli production facilities in the cities of Beit Shemesh and Dimona, are located approximately 27 miles and 38 miles, respectively, from the nearest point of the border with the Gaza Strip. We also have a small production facility in Sderot, which is located 0.6 miles from the nearest point of the border with the Gaza Strip. There can be no assurance that Hamas will not begin to use on a more frequent basis longer-range missiles capable of reaching our facilities, which could result in a significant disruption of the Israel-based portion of our business. Additionally, recent political events, including political uprisings, social unrest and regime change, in various countries in the Middle East and North Africa have weakened the stability of those countries, which could result in extremists coming to power, including in countries with which Israel has signed peace treaties that may not be respected by extremists. In addition, Iran has threatened to attack Israel, and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza and Hezbollah in Lebanon. These situations may potentially escalate in the future to more violent events which may affect Israel and us. Any major hostilities involving Israel, including as a result of the military conflicts between the Fatah and Hamas in Gaza Strip, Judea and Samaria, or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our business, operating results and financial condition.

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

We are organized under the laws of the State of Delaware and will be subject to service of process in the United States. However, approximately 21% of our assets are located outside the United States. In addition, two of our directors and some of our executive officers are residents of Israel and a portion of the assets of such directors and executive officers are located outside the United States.

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

Although a substantial majority of our revenues and a substantial portion of our expenses are denominated in U.S. dollars, a portion of our costs, including personnel and facilities-related expenses, is incurred in New Israeli Shekels (NIS). Inflation in Israel will have the effect of increasing the dollar cost of our operations in Israel, unless it is offset on a timely basis by a devaluation of the NIS relative to the dollar. In 2015, the inflation-adjusted NIS held steady against the dollar.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Our primary executive offices are located in the offices of our Training and Simulation Division, consisting of approximately 17,300 square feet of office and warehouse space in Ann Arbor, Michigan, pursuant to a lease expiring in July 2018. We have also leased 17,200 square feet of office and warehouse space adjacent to our main offices pursuant to a lease beginning in June 2006 and expiring in July 2018. Additionally, pursuant to a lease expiring in October 2016, we are leasing approximately 10,000 square feet of office and lab space in Orlando, Florida.

We also lease approximately 5,500 square feet in Royal Oak, Michigan pursuant to a lease terminating in November 2018.

In August 2011, we purchased 40,000 square feet of office and warehouse space in Ann Arbor, Michigan, approximately three miles from the mail location of our Training and Simulation Division, where we began to consolidate certain of our operations beginning in 2011. Subsequently, in December 2012, we subleased 7,000 square feet of surplus space of the purchased building to a non-profit organization as office space for a term of ten years with an option to terminate the sublease with a one year prior notice in May 2018.

Our Power Systems Division operates out of facilities in Hanahan, South Carolina, constituting approximately 72,000 square feet, which are leased from the former owners of UEC through the end of 2019 with an option to renew through 2024.

Our management and administrative facilities and research, development and production facilities for the manufacture and assembly of our Survivor Locator Lights, constituting approximately 21,000 square feet, are located in Beit Shemesh, Israel, located between Jerusalem and Tel-Aviv (within Israel’s pre-1967 borders). The lease for these facilities in Israel expires on December 31, 2017. Certain of the members of our senior management, including our President and Chief Executive Officer, work extensively out of our Beit Shemesh facility. Our Chief Financial Officer works out of our Ann Arbor, Michigan facility.

Our Power Systems Division also maintains approximately 23,000 square feet of factory, office and warehouse space in Dimona, Israel, in Israel’s Negev desert (within Israel’s pre-1967 borders), on a month-to-month basis. We also maintain approximately 2,300 square feet of factory, office and warehouse space in Sderot, Israel, located approximately 0.6 miles from the nearest point of the border with the Gaza Strip, pursuant to a lease expiring in June 2016 and having a two-year renewal option.

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

ITEM 4.                      MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information about our equity compensation plans may be found in Item 12 of this report which is hereby incorporated by reference.

Our common stock is traded on the Nasdaq Global Market. Our Nasdaq ticker symbol is “ARTX.” The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock on the Nasdaq Global Market System:

Year Ended December 31, 2015	High	Low
Fourth Quarter	$2.31	$1.27
Third Quarter	$2.48	$1.11
Second Quarter	$3.26	$2.39
First Quarter	$3.74	$2.18

Year Ended December 31, 2014	High	Low
Fourth Quarter	$3.54	$2.02
Third Quarter	$4.73	$3.13
Second Quarter	$5.92	$2.96
First Quarter	$6.61	$2.40

As of February 29, 2016, we had approximately 156 registered holders of record of our common stock.

Share Repurchase Program

In February 2009, we authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of our common stock. The repurchase program was extended in August 2015 for an additional year and the authorization expanded repurchase up to $2.0 million of our common stock. Pursuant to this program, through December 31, 2015, we repurchased 738,611 shares for an aggregate purchase price of $1,098,967, or $1,084,060, net of commissions. There were no shares repurchased during the three months ended December 31, 2015. As of December 31, 2015, we have remaining authorization for the repurchase of up to $915,940 in shares of our common stock. The repurchase program, which expires on August 10, 2016, is subject to management’s discretion.

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

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act of 1934 as amended (the “Exchange Act”), except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares our cumulative total stockholder return for the past five years with the cumulative total return on the Russell Microcap Index (Broad Market Index) and a self-constructed peer group index (the “Peer Group Index”) consisting of two companies in the simulation and training space (Kratos Defense & Security Solutions, Inc. (NASDAQ: KTOS) and VirTra Systems, Inc. (OTC: VTSI)) and three companies in the power and defense space (Highpower International, Inc. (NASDAQ: HPJ), KVH Industries, Inc. (NASDAQ: KVHI) and API Technologies Corp. (NASDAQ: ATNY)). The market capitalization of the peer companies in the simulation and training space is roughly equivalent to that of the peer companies in the power and defense space, and we believe that all these companies are “microcap” companies that are fairly comparable to us.

The cumulative total stockholder return is based on $100 invested in our common stock and in the respective indices on January 1, 2010, and assumes that all dividends were reinvested. The stock prices on the performance graph are not necessarily indicative of future price performance.

CUMULATIVE TOTAL RETURN THROUGH DECEMBER 31, 2015 AMONG
AROTECH CORPORATION, THE RUSSELL MICROCAP INDEX,
AND PEER GROUP INDEX

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
AROTECH	100.00	71.86	61.68	208.98	138.92	122.16
PEER GROUP(1)	100.00	54.31	58.55	74.55	58.99	44.35
RUSSELL MICROCAP	100.00	90.73	108.64	158.20	163.97	155.51

(1)
The Peer Group Index is comprised of the following companies: Kratos Defense & Security Solutions, Inc., VirTra Systems, Inc., Highpower International, Inc., KVH Industries, Inc. and API Technologies Corp. The returns of each company have been weighted according to their respective stock market capitalization for purposes of arriving at a peer group average.

[Cumulative total return data provided by Research Data Group, Inc.]

ITEM 6.                      SELECTED FINANCIAL DATA

The selected financial information set forth below with respect to the consolidated statements of comprehensive income for each of the five fiscal years in the period ended December 31, 2015, and with respect to the consolidated balance sheets at the end of each such fiscal year has been derived from our consolidated financial statements audited by BDO USA, LLP, independent registered public accounting firm.

The results of operations, including revenue, operating expenses, and financial income, of the Armor Division for the year ended December 31, 2011 have been re-classified in the accompanying statements of operations as discontinued operations. Our accompanying consolidated balance sheet at December 31, 2011 gives effect to the assets of the armor division as Discontinued Operations within current assets and liabilities. Thus, the financial information presented herein includes only continuing operations.

The financial information set forth below is qualified by and should be read in conjunction with the consolidated financial statements contained in Item 8 of this Report and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands, except per share data)
Statement of Comprehensive Income Data:

Revenues	$96,574	$103,562	$88,571	$80,050	$62,136

Cost of revenues	$68,456	$70,855	$64,480	$62,141	$45,951
Research and development expenses	$3,969	$3,322	$2,956	$2,044	$1,402
Selling and marketing expenses	$5,373	$5,921	$5,618	$5,488	$5,255
General and administrative expenses	$16,339	$17,261	$10,887	$10,053	$10,678
Amortization of intangible assets	$3,044	$2,697	$1,091	$1,186	$1,905
Total operating costs and expenses	$97,182	$100,057	$85,032	$80,911	$65,191

Operating income (loss)	$(608)	$3,506	$3,540	$(861)	$(3,055)

Other income (expense)	$(24)	$2,513	$270	$8	$(44)
Financial expense, net	$(1,152)	$1,507	$(483)	$(548)	$343
Total other income (expense)	$(1,176)	$(1,005)	$(213)	$(540)	$299
Income (loss) before income tax expense	$(1,784)	$4,511	$3,327	$(1,400)	$(3,355)

Income tax expense	$1,160	$1,024	$1,053	$628	$1,609
Net income (loss)	$(2,945)	$3,487	$2,152	$(2,028)	$(4,963)

Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	$15	$(1,206)	$628	$(135)	$(770)
Comprehensive income (loss)	$(2,930)	$2,281	$2,780	$(3,152)	$(12,297)

Basic net income (loss) per share	$(0.12)	$0.16	$0.13	$(0.21)	$(0.82)

Diluted net income (loss) per share	$(0.12)	$0.15	$0.12	$(0.21)	$(0.82)
Weighted average number of shares used in computing basic net income (loss) per share	23,687,733	21,934,532	16,507,848	14,713,583	14,011,566
Weighted average number of shares used in computing diluted net income (loss) per share	23,687,733	22,537,272	17,110,588	14,713,583	14,011,566

	As At December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Balance Sheet Data:
Cash, cash equivalents, and restricted collateral deposits	$10,698	$11,528	$6,320	$1,767	$4,004
Receivables and other assets	$45,557	$49,486	$37,324	$38,848	$38,893
Property and equipment, net of depreciation	$6,440	$6,463	$4,927	$4,465	$4,631
Goodwill and other intangible assets, net	$54,798	$57,263	$32,084	$32,801	$33,574
Total assets	$117,493	$124,739	$80,655	$77,880	$81,102
Current liabilities	$26,776	$28,117	$18,235	$26,473	$28,379
Long-term liabilities	$26,669	$30,266	$14,443	$12,986	$11,598
Stockholders’ equity	$64,047	$66,355	$47,977	$38,421	$41,125
Total liabilities and stockholders’ equity	$117,493	$124,739	$80,655	$77,880	$81,102

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

➢
We provide advanced battery solutions, innovative energy management and power distribution technologies and world-class product design and manufacturing services for the aerospace, defense, law enforcement, homeland security markets, and we manufacture and sell lithium and Zinc-Air batteries for defense and security products and other military applications, through our Power Systems Division.

Our results for 2013 and for the first three months of 2014 do not include the results of UEC Electronics, LLC, a South Carolina limited liability company that we purchased on April 1, 2014.

Until December 2011 we were also engaged in utilizing advanced engineering concepts to manufacture military and paramilitary armored vehicles, and employing sophisticated lightweight materials to produce aviation armor, through our Armor Division. In December 2011, our Board of Directors approved management’s plan to sell our Armor Division in order to focus on the more profitable and growth-oriented aspects of our business. We completed the sale of our Armor Division in June 2012. Unless otherwise indicated, all reported figures include only these operations and exclude the discontinued Armor segment.

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

A portion of our revenue is derived from license agreements that entail the customization of FAAC’s simulators to the customer’s specific requirements. Revenues from initial license fees for such arrangements are recognized in accordance with Financial Accounting Standards Board (“FASB”) ASC 605-35 based on the percentage of completion method over the period from signing of the license through to customer acceptance, as such simulators require significant modification or customization that takes time to complete. The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared with the total estimated project requirement, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management.

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

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. If necessary, provisions are made based upon a specific review of all significant outstanding receivables. In determining the provision, we analyze our historical collection experience and current economic trends. We reassess these allowances each accounting period. Historically, our actual losses and credits have been consistent with these provisions with the exception of 2014, when we wrote off $305,000 in our Training and Simulation Division for a bad debt with a foreign client. If actual payment experience with our customers is different than our estimates, adjustments to these allowances may be necessary resulting in additional charges to our statement of operations.

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

Inventories

Our policy for valuation of inventory and commitments to purchase inventory, including the determination of obsolete or excess inventory, requires us to perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, valuation of existing inventory, as well as product lifecycle and product development plans. The estimates of future demand that we use in the valuation of inventory are the basis for our revenue forecast, which is also used for our short-term manufacturing plans. Inventory reserves are also provided to cover risks arising from slow-moving items. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. We may be required to record additional inventory write-down if actual market conditions are less favorable than those projected by our management. For fiscal 2015, no significant changes were made to the underlying assumptions related to estimates of inventory valuation or the methodology applied.

Goodwill

As of December 31, 2015, we had recorded goodwill of $45.5 million.  We allocate goodwill acquired in a business combination to the appropriate reporting unit as of the acquisition date. Our two reporting units, Training and Simulation and our Power Systems Divisions are also our reportable segments.  The associated goodwill of was determined when the specific businesses in the reportable segments were purchased.  For the Training and Simulation Division and the Power Systems Division, we have recorded goodwill amounting to $24.4 million and $21.1 million, respectively.

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

We completed our annual goodwill impairment review using the financial results as of the quarter ended December 31, 2015, using our forecasted plan developed in the fourth quarter.

With respect to our Training and Simulation Division, we determined, using qualitative factors, that goodwill was not impaired.

For our Power Systems Division, we determined that it was necessary to perform a quantitative assessment of our goodwill for the purpose of determining whether a goodwill impairment existed at December 31, 2015.  When conducting this analysis, we identified the four factors necessary to ensure the accuracy and completeness of our analysis.

1.
We engaged third party valuation experts with a detailed understanding of our Power Systems Division, to perform a valuation of the Power Systems Division on a going concern basis.  The fair value was defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at December 31, 2015.

2.
We evaluated whether the financial performance realized in 2015 was a result of discrete matters that are considered highly unlikely to recur in the future or whether the matters were systemic in nature that might result in a downturn of the reporting unit.

3.	We engaged third party consultants to validate our 2016 budget used in our discounted cash flow analysis.

4.	We prepared a discounted cash flow analysis over a five year period so as to derived a reasonable view of the cash flows that the Power Systems Division would generate from 2016-2020.

Key valuation assumptions

Inherent in a valuation of a firm is the reliance on key assumptions, including, but not limited to, the cash flows of the reporting unit, weighted average cost of capital (“WACC”), and terminal growth rates of the Company.  In evaluating our key variables, we concluded, consistent with 2014, that our WACC and terminal growth rates of the Company were approximately 12% and 3%, respectively. With all other assumptions remaining constant, to the extent that either the WACC increases by 0.5% or the terminal growth rate decreases by 0.5%, we may determine that proceeding to step 2 of the impairment analysis, as indicated in ASC 350-10, is necessary.

Throughout the course of 2015 and into the 2016 budget planning process, we continued to monitor the results of the reporting unit to understand whether our operating losses in the quarters ended June 30 and September 30, 2015 were as a result of discrete matters that we consider highly unlikely to recur in the future or were systemic business issues that might result in a prolonged downturn of the reporting unit. During this process, we concluded that significant revenues that were originally planned for 2015 are now anticipated to materialize in future years. Furthermore, we anticipate that we will realize the benefits of the transition of the production of EFB products to UEC in 2016 and into future years.

As part of our of our annual budget process, the Power Systems Division leadership team prepared its 2016 budget and provided a prospective view of their various businesses, including key products, new and existing markets and customers, and their insight into the future growth of the business. In light of the financial performance of the reporting unit in 2015 pertaining to the shift of UEC revenue to future years and the difficulties encountered during the transition of EFB to UEC, we believed that it was necessary to engage a third party to validate our key assumptions so as to provide an independent view of our projections. Their conclusions were consistent with our conclusions and were the basis for our 2016 budget and the starting point for our future projections. However, to the extent that there is a significant economic downturn, a freeze in military spending, a loss of a major contract or customer, or a significant shift of pre-existing customer arrangement to future years, we may need to evaluate goodwill for impairment in between the annual measurement period if events and circumstances indicated that it is more likely than not the asset is impaired.

As a result of our quantitative analysis, in which we computed the fair value of the Power Systems Division, we concluded that the fair value of the reporting unit exceeded the reporting unit’s carrying value by approximately 2%. We will continue to monitor the actual results of the reporting unit against our plan and re-evaluate goodwill as required in between the annual measurement period if events and circumstances indicated that it is more likely than not the asset is impaired.

We also consider our current market capitalization compared to the sum of the estimated fair values of our reporting units in conjunction with each impairment assessment. As part of this consideration, management recognizes that our market capitalization may not be an accurate representation of the sum of the reporting unit fair values for the following reasons:

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

As of the December 31, 2015 valuation date, our market capitalization was approximately $50.4 million, which did not, in management’s view, suggest that the fair value estimates used in its impairment assessment required any adjustment. Subsequent to the end of the year, our market capitalization increased to approximately $66 million as of the close of business on March 11, 2016.

As a result of these analyses, we concluded that the goodwill recorded in relation to the Power Systems Division was not impaired at December 31, 2015.

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

Executive Summary

Overview of Results of Operations

We achieved profitability for the years ended December 31, 2014 and 2013 but we incurred an operating loss for the year ended December 31, 2015. While we expect to continue to derive revenues from the sale of products that we manufacture and the services that we provide, there can be no assurance that we will be able to regain or maintain profitability on a consistent basis.

Throughout the course of 2015, we continued to achieve profitable results in our Training and Simulation Division. Our reported revenues and net income were $54.6 million and $8.7 million, respectively. However, our Power Systems Division experienced a decline in both revenues and net income resulting in reported revenue and a net loss of $42.0 million and $4.7 million, respectively. The decline in revenues resulted from a shift in customer demand that led to higher proportional costs relative to revenue than experienced in 2014. In addition, we experienced significant one-time transition related expenses of $1.0 million associated with the EFB plant closure and related transfer of production to our UEC business based in South Carolina.

Acquisitions

In acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of intangible assets in the amount of a fraction (based on the useful life of the intangible assets) of the amount recorded as intangible assets. Such amortization charges continued during 2015 and increased due to the UEC acquisition. We are required to review intangible assets for impairment whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that an intangible asset has been impaired, we must record the impairment charge in our statement of operations.

In the case of goodwill, the assets recorded as goodwill are not amortized; instead, we are required to perform an annual impairment review. If we determine, through the impairment review process, that goodwill has been impaired, we must record the impairment charge in our statement of operations.

We incurred non-cash charges for amortization of intangible assets in 2015, 2014 and 2013 in the amount of $3.0 million, $2.7 million and $1.1 million, respectively.

Issuances of Restricted Shares and Restricted Stock Units.

During 2015 we issued restricted shares to our directors, and during 2014 and 2013, we issued restricted shares and restricted stock units to certain of our employees and to our directors. Each restricted stock unit is equal to one share of Company common stock and is redeemable only for stock. These shares were issued as time and performance grants or were the required annual grant to directors, and are restricted for a period of up to three years from the date of issuance in accordance with the terms of our 2009 Equity Incentive Plan and our 2007 Non-Employee Director Equity Compensation Plan. Relevant accounting rules provide that the aggregate amount of the difference between the purchase price of the restricted shares or restricted stock units (in this case, generally zero) and the market price of the shares on the date of grant is taken as a general and administrative expense, amortized over the life of the period of the restriction.

We incurred non-cash charges related to stock-based compensation in 2015, 2014 and 2013 in the amount of approximately $622,000, $1.4 million and $437,000, respectively.

Accelerated Filer Status

We became an accelerated filer as of December 31, 2014 and are now subject to an audit of our internal controls. Our general and administrative expenses in 2015 reflect these new expenses, which are expected to continue going forward.

Overview of Operating Performance and Backlog

Overall, our pre-tax loss from continuing operations for 2015 was $1.8 million on revenues of $96.6 million, compared to a pre-tax profit from continuing operations of $4.5 million on revenues of $103.6 million for 2014, and a pre-tax profit from continuing operations of $3.3 million on revenues of $88.6 million during 2013. As of December 31, 2015, our overall backlog for continuing operations totaled $63.0 million, compared to a backlog of $69.9 million as of December 31, 2014 and $58.0 million as of December 31, 2013.

In our Training and Simulation Division, revenues decreased from $63.4 million in 2013 to $56.4 million in 2014 to $54.6 million in 2015. This decrease was primarily due to the wind down of the first phase of our VCTS program and the timing of contracts. As of December 31, 2015, our backlog for our Training and Simulation Division totaled $29.8 million, compared to a backlog of $45.7 million as of December 31, 2014 and a backlog of $45.9 million as of December 31, 2013.

In our Power Systems Division, revenues increased from $25.2 million in 2013 to $47.2 million in 2014 and decreased to $42.0 million in 2015. This increase in revenues between 2014 and 2013 was primarily due to having nine months of UEC operations in 2014 as the business was acquired in April 2014. The decrease in revenues between 2015 and 2014 was primarily due to sales delays on existing customer programs. As of December 31, 2015, our backlog for our Power Systems Division totaled $33.2 million, compared to a backlog of $24.2 million as of December 31, 2014 and a backlog of $12.1 million as of December 31, 2013.

Common Stock Repurchase Program

In February of 2009, we authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of our common stock. The repurchase program was extended in August 2015 for an additional year and the authorization expanded repurchases up to $2.0 million of the Company’s common stock. Pursuant to this plan, through December 31, 2015 we have repurchased an aggregate of 738,611 shares of our common stock for an aggregate purchase price of $1,098,967 ($1,084,060 net of commissions), all of which was purchased after April 1, 2009. At December 31, 2015, we had remaining authorization for the repurchase of up to $915,940 in shares of our common stock. The repurchase program, which expires on August 10, 2016, is subject to the discretion of our management.

Results of Operations

Summary

Following is a table summarizing our results of continuing operations for the years ended December 31, 2015, 2014 and 2013, after which we present a narrative discussion and analysis. Our results for 2013 and for the first three months of 2014 do not include the results of UEC Electronics, LLC, a South Carolina limited liability company that we purchased on April 1, 2014.

	Year Ended December 31,
	2015	2014	2013
Revenues:
Training and Simulation Division	$54,617,611	$56,404,498	$63,425,319
Power Systems Division	41,956,336	47,157,851	25,146,109
	$96,573,947	$103,562,349	$88,571,428
Cost of revenues:
Training and Simulation Division	$34,238,306	$35,322,870	$44,257,129
Power Systems Division	34,218,016	35,531,867	20,223,011
	$68,456,322	$70,854,737	$64,480,140
Research and development expenses:
Training and Simulation Division	$1,766,667	$1,571,295	$1,296,956
Power Systems Division	2,202,752	1,751,154	1,658,927
	$3,969,419	$3,322,449	$2,955,883
Selling and marketing expenses:
Training and Simulation Division	$4,796,288	$4,800,580	$4,448,036
Power Systems Division	577,133	1,120,758	1,169,669
	$5,373,421	$5,921,338	$5,617,705
General and administrative expenses:
Training and Simulation Division	$4,610,586	$4,340,145	$3,553,058
Power Systems Division	6,859,143	3,941,568	1,630,641
Corporate	4,869,298	8,979,645	5,703,260
	$16,339,027	$17,261,358	$10,886,959
Amortization of intangible assets:
Training and Simulation Division	$264,411	$263,365	$581,886
Power Systems Division	2,779,125	2,433,375	509,240
	$3,043,536	$2,696,740	$1,091,126
Operating income (loss):
Training and Simulation Division	$8,941,353	$10,106,243	$9,288,254
Power Systems Division	(4,679,833)	2,379,129	(45,379)
Corporate	(4,869,298)	(8,979,645)	(5,703,260)
	$(607,778)	$3,505,727	$3,539,615
Other income (loss):
Training and Simulation Division	$51,349	$227,360	$4,761
Power Systems Division	(79,030)	200,125	237,182
Corporate	3,500	2,085,075	27,986
	$(24,181)	$2,512,560	$269,929
Financial (expense) income:
Training and Simulation Division	$(59,791)	$(50,975)	$(44,146)
Power Systems Division	21,432	(203,902)	(14,315)
Corporate	(1,113,762)	(1,252,612)	(424,395)
	$(1,152,121)	$(1,507,489)	$(482,856)
Income tax expense (benefit):
Training and Simulation Division	$233,106	$133,692	$319,225
Power Systems Division	-	(61,777)	134,995
Corporate	927,840	951,922	598,500
	$1,160,946	$1,023,837	$1,052,720
Net income (loss) – continuing operations:
Training and Simulation Division	$8,699,805	$10,148,936	$8,929,644
Power Systems Division	(4,737,431)	2,437,129	42,493
Corporate	(6,907,400)	(9,099,104)	(6,698,167)
	$(2,945,026)	$3,486,961	$2,273,970

Fiscal Year 2015 compared to Fiscal Year 2014

Revenues. During 2015, we recognized revenues as follows:

➢
Training and Simulation Division – We recognized revenues from the sale of air warfare simulators and vehicle simulators, interactive use-of-force training systems and from the provision of maintenance services in connection with such systems.

➢
Power Systems Division – We recognized revenues from sales of electronics engineering products and provision of design services for the military, as well as from the sale of batteries, chargers, adapters and power hub products to the military and commercial customers. We also recognized revenues from the sale of water-activated battery (“WAB”) lifejacket lights.

Revenues for 2015 totaled $96.6 million, compared to $103.6 million in 2014, a decrease of $7.0 million, or 6.8%, due primarily to delays on existed customer programs in our Power Systems Division. In 2015, revenues were $54.6 million for the Training and Simulation Division as compared to $56.4 million in 2014, a decrease of $1.8 million, or 3.2%, due primarily to the timing of contracts; and $42.0 million for the Power Systems Division as compared to $47.2 million in 2014, a decrease of $5.2 million, or 11%, as noted above.

The table below details the percentage of total recognized revenue by type of arrangement for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
Type of Revenue	2015	2014
Sale of products	94.1%	94.7%
Maintenance and support agreements	5.5%	3.8%
Long term research and development contracts	0.4%	1.5%
Total	100.0%	100.0%

Cost of revenues. Cost of revenues totaled $68.5 million during 2015, compared to $70.9 million in 2014, an decrease of $2.4 million, or 3.4%, due primarily to lower costs associated with lower revenues. Cost of revenues were $34.2 million for the Training and Simulation Division as compared to $35.3 million in 2014, a decrease of $1.1 million, or 3.1%, due primarily to lower costs associated with lower revenues and $34.2 million for the Power Systems Division as compared to $35.5 million in 2014, a decrease of $1.3 million, or 3.7%, due primarily to lower costs associated with decreased revenues.

Research and development expenses. Research and development expenses for 2015 were $4.0 million, compared to $3.3 million during 2014, an increase of $647,000, or 19.5%, due primarily to increased product development activities in our Power Systems Division as well as the inclusion of twelve months of UEC operations in 2015 as compared to nine months of operations in 2014.

Selling and marketing expenses. Selling and marketing expenses for 2015 were $5.4 million, compared to $5.9 million in 2014, a decrease of $548,000, or 9.3%, due primarily to the reduction in headcount and marketing efforts associated with the relocation of the EFB operation from Alabama to South Carolina.

General and administrative expenses. General and administrative expenses for 2015 were $16.3 million, compared to $17.3 million in 2014, a decrease of $1.0 million, or 5.2%, due primarily to a gain of $895,000 on the sale of our Auburn, Alabama building in March 2015.

Amortization of intangible assets. Amortization of intangible assets totaled $3.0 million in 2015, compared to $2.7 million in 2014, an increase of $347,000, or 12.9%, due primarily to having had twelve months of UEC operations in 2015 compared to nine months in 2014.

Other income (expense), net. Other expense totaled ($24,000) in 2015, compared to other income of $2.5 million in 2014, a decrease of $2.5 million.  This decrease is due primarily to a $2.0 million fair value adjustment of the potential 2015 earn-out due the previous owners of UEC.

Financial expense, net. Financial expense totaled $1.2 million in 2015, compared to financial expense of $1.5 million in 2014, a decrease of $355,000, or 23.6%, due primarily to non-recurring fees associated with the financing of the UEC acquisition in 2014.

Income taxes. We recorded $1.2 million in tax expense in 2015, compared to $1.0 million in tax expense in 2014, an increase of $137,000, or 13.4%, primarily due to incremental tax recognized in related to the “naked’ tax credits previously described.

Net income (loss). Due to the factors cited above, we went from a net income from continuing operations of $3.5 million in 2014 to a net loss of $2.9 million in 2015, a difference of $6.4 million.

Fiscal Year 2014 compared to Fiscal Year 2013

Revenues. During 2014, we recognized revenues as follows:

➢
Training and Simulation Division – We recognized revenues from the sale of air warfare simulators and vehicle simulators, interactive use-of-force training systems and from the provision of maintenance services in connection with such systems.

➢
Power Systems Division – We recognized revenues from sales of electronics engineering products and provision of design services for the military, as well as from the sale of batteries, chargers, adapters and power hub products to the military and commercial customers. We also recognized revenues from the sale of WAB lifejacket lights.

Revenues for 2014 totaled $103.6 million, compared to $88.6 million in 2013, an increase of $15.0 million, or 16.9%, due to the factors discussed below. In 2014, revenues were $56.4 million for the Training and Simulation Division as compared to $63.4 million in 2013, a decrease of $7.0 million, or 11.1%, due primarily to the wind down of the first phase of our VCTS program; and $47.2 million for the Power Systems Division as compared to $25.2 million in 2013, an increase of $22.0 million, or 87.5%, due primarily to $27.2 million in revenue generated by our new electronics engineering and design services for the military business, offset by reduced revenue in certain of our other businesses.

The table below details the percentage of total recognized revenue by type of arrangement for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
Type of Revenue	2014	2013
Sale of products	94.7%	95.0%
Maintenance and support agreements	3.8%	3.3%
Long term research and development contracts	1.5%	1.7%
Total	100.0%	100.0%

Cost of revenues. Cost of revenues totaled $70.9 million during 2014, compared to $64.5 million in 2013, a decrease of $6.4 million, or 9.9%, due primarily to the product mix of the reporting units, which included products sold at a higher margin. Cost of revenues were $35.3 million for the Training and Simulation Division as compared to $44.3 million in 2013, a decrease of $9.0 million, or 20.2%, due primarily to lower revenue and a higher margin product mix and $35.5 million for the Power Systems Division (compared to $20.2 million in 2013, an increase of $15.3 million, or 75.7%, due primarily to revenue generated by our electronics engineering and design services for the military business, offset by reduced revenue in certain of our other businesses).

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

General and administrative expenses. General and administrative expenses for 2014 were $17.3 million, compared to $10.9 million in 2013, an increase of $6.4 million, or 56.9%, due primarily to our acquisition of UEC and $813,000 in one-time, acquisition related expenses, along with increased corporate salary and benefit expenses.

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

Other income. Other income totaled $2.6 million in 2014, compared to other income of $286,000 in 2013, an increase of $2.3 million, due primarily to a $2.0 million fair value adjustment of the potential 2015 earn-out due the previous owners of UEC. This adjustment was recorded due to reduction of the deemed purchase price of UEC as a result of potential payments to the seller that will not be earned because of changes in the expected timing of forecasted cash flows.

Financial expense, net. Financial expense totaled $1.6 million in 2014, compared to financial expense of $449,000 in 2013, an increase of $1.1 million, due primarily to increased long term interest and bank financing fees relating to our acquisition of UEC, offset by a decrease in corporate interest and bank charges in 2014.

Income taxes. We recorded $1.0 million in tax expense in 2014, compared to $1.1 million in tax expense in 2013, a decrease of $30,000, or 2.7%, mainly concerning “naked” tax credits previously described.

Net income. Due to the factors cited above, we went from a net income from continuing operations of $2.3 million in 2013 to a net income of $3.5 million in 2014, an improvement of $1.2 million, or 53.3%.

Liquidity and Capital Resources

As of December 31, 2015, we had $10.6 million in cash and $90,000 in restricted collateral deposits, as compared to December 31, 2014, when we had $11.3 million in cash and $236,000 in restricted collateral deposits, and December 31, 2013, when we had $5.8 million in cash and $498,000 in restricted collateral deposits. We have experienced fluctuations in available cash in the previous twelve months due to the funding requirements of our larger contracts. These fluctuations have not had a significant impact on our operations, due in part to the increase in our credit facility that was negotiated with our previous primary bank in 2013. We also had $9.3 million in available, unused bank lines of credit with our previous primary bank as of December 31, 2015, under a $15.0 million credit facility under our FAAC subsidiary, described below.

We used available funds in 2015 primarily for investment in fixed assets, repayment of long-term debt, and funding losses from operations within our Power Systems Division for the quarters ended June 30 and September 30, 2015. We purchased approximately $2.0 million of property and equipment during 2015. Our net property and equipment amounted to $6.4 million as of December 31, 2015.

Net cash provided by operating activities for 2015, 2014 and 2013 was $4.4 million, $7.4 million and $10.2 million, respectively, representing a net change between 2015 and 2014 of $3.0 million and between 2014 and 2013 of $2.8 million. The net change in cash providing by operating activities for 2015 as compared to 2014 was due primarily to losses from continuing operations and a gain recorded on the sale of a building located in Auburn, Alabama of approximately $895,000; offset by a net increase in working capital of approximately $2.0 million, and the non-recurring change in fair value of an earnout of $2.0 million related to the UEC acquisition in 2014. The timing of cash inflows and outflows impacting working capital has impacted us due to the timing of contracts, production, and procurement and collections associated with our Simulation and Training Division and Power Systems Division.

Net cash used in investing activities for 2015, 2014 and 2013 was $1.4 million, $31.3 million and $1.9 million, a net change between 2015 and 2014 of $29.9 million and between 2014 and 2013 of $29.4 million. The net change in cash used in investing activities for 2015 as compared to 2014 was approximately $30 million. This difference was due primarily to the non-recurring nature of the cash used to acquire UEC in 2014 net of cash proceeds of approximately $925,000 from the sale of the building located in Auburn, Alabama.

Net cash provided by (used in) financing activities for 2015, 2014 and 2013 was ($3.6) million, $29.9 million and ($4.4) million, respectively, a change between 2015 and 2014 of $33.5 million and between 2014 and 2013 of $34.3 million. The decrease in 2015 of cash provided by financing activities was due to the $22.5 million in long term debt incurred in 2014 in connection with the acquisition of UEC and net proceeds from the 2014 stock offering in the amount of $10.7 million as compared to no stock offering proceeds in 2015. This change in cash was offset by an increase in our line of credit of $4.0 million used primarily to fund operating losses in our Power Systems Division and a decrease in cash used to pay the UEC acquisition related earnout of $2.5 million. Additionally, there were repayments of an additional $5.1 million in long-term debt in 2015.

As of December 31, 2015, our line-of-credit and long-term bank debt, including current maturities, was $4.1 million and $16.2 million as compared to December 31, 2014, when we had no amount outstanding on our line of credit and $20.3 million in long-term debt outstanding, including current maturities.

Effective at the end of the second quarter 2015, our bank eliminated the covenant that provided that UEC’s earnings before interest, taxes, depreciation and amortization with certain add-backs (“EBITDA”) may not be less than $4.5 million for any trailing twelve-month period ending at the end of a fiscal quarter. In addition, during the fiscal quarter ended September 30, 2015, the Company obtained a waiver from the Bank with respect to maintaining a minimum fixed charge coverage ratio of 1.25 to 1.  The Company was required to prepare quarterly covenant calculations and provide compliance certificates to its former primary lender.  With the onset of the new bank agreement described below, the requirement to submit its December 31, 2015 covenants was discharged thereby eliminating the requirement to obtain a waiver for the period.  The Company’s projections indicate compliance with the new lending agreement covenants throughout 2016.

On March 11, 2016, we entered into a new credit agreement with a new primary bank, whereby our new bank agreed to provide (i) a $15.0 million revolving credit facility (“Revolver”), (ii) a $10.0 million Term Loan (the “Term Loan”), and (iii) a $1.0 million Mortgage Loan (the “Mortgage Loan” and, together with the Revolver and the Term Loan, the “Credit Facilities”) in respect to property located in Ann Arbor, Michigan.

The maturity of the Term Loan is five years from the date of the new credit agreement. The Term Loan maintains an interest rate on a scale ranging from LIBOR plus 2.0% up to LIBOR plus 3.25%. The repayment of the Term Loan will consist of 60 consecutive monthly payments of principal plus accrued interest based on annual principal reductions of 10% during the first year, 20% during the second through fourth years, and 30% during the fifth year. The Revolver and Term Loan are secured by our assets and the assets of our domestic subsidiaries.

The maturity of the Mortgage Loan is five years from the date of the new credit agreement and maintains an interest rate on a scale identical to the Term Loan.

The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. The financial covenants include that we must maintain both a Maximum Debt to EBITDA ratio of 3.00 to 1.00 and a Minimum Fixed Charge Coverage Ratio of 1.20 to 1.00.

Subject to all of the reservations regarding “forward-looking statements” set forth above, we believe that our present cash position, anticipated cash flows from operations and availability under our lines of credit should be sufficient to satisfy our current estimated cash requirements through the next twelve months. In this connection, we note that from time to time our working capital needs are partially dependent on our and/or our subsidiaries’ lines of credit.

Effective Corporate Tax Rate

Certain of our subsidiaries incurred net operating losses during the years ended December 31, 2015 and 2014. With respect to some of our U.S. subsidiaries that operated at a net profit during 2013, we were able to offset federal taxes against our net operating loss carryforward. These subsidiaries are, however, subject to state taxes that cannot be offset against our net operating loss carryforward. We also set up a tax liability for the impact of the deductions taken for goodwill.

As of December 31, 2015, we had a U.S. net operating loss carryforward of approximately $36 million that is available to offset future taxable income under certain circumstances, expiring primarily from 2021 through 2032, and foreign net operating and loss carryforwards of approximately $80.1 million, which are available indefinitely to offset future taxable income under certain circumstances.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

 Contractual Obligations

The following table lists our contractual obligations and commitments as of December 31, 2015, not including trade payables and other accounts payable:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank obligations*	$20,278,960	$8,422,438	$11,040,218	$816,304	$–
Operating lease obligations**	$3,280,394	$1,143,388	$2,137,006	$–	$–
Severance obligations***	$7,516,980	$–	$2,623,752	$–	$4,893,228

*Includes $4,060,000 in short-term bank debt.
**Includes operating lease obligations related to rent.
***Includes obligations related to special severance pay arrangements in addition to the severance amounts due to certain employees pursuant to Israeli severance pay law (the amount shown in the table above with payment due during the next 1-3 years might not be paid in the period stated in the event the employment agreements to which such severance obligations relate are extended).

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures are intended to ensure that information relating to us, including our subsidiaries, that is required to be disclosed in the reports that we file with the SEC is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms and to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objectives of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of December 31, 2015, our principal executive officer and principal financial officer were able to conclude that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management, including our principal executive and financial officers, is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management has evaluated the effectiveness of our internal controls over financial reporting as of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2015. In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in the 2013 Internal Control – Integrated Framework.

Our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Our internal control over financial reporting as of December 31, 2015 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

Changes in Internal Control Over Financial Reporting

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

We have audited Arotech Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Arotech Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in this Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Arotech Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arotech Corporation as of December 31, 2015, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Grand Rapids, Michigan
March 15, 2016

ITEM 9B.                   OTHER INFORMATION

None.

PART III

ITEM 10.                    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Significant Employees

Executive Officers and Directors

Our executive officers and directors and their ages as of February 29, 2016 were as follows:

Name	Age	Position
Steven Esses	52	President, Chief Executive Officer and Director
Robert S. Ehrlich	78	Executive Chairman of the Board
Dr. Jay M. Eastman	67	Director
Michael E. Marrus	52	Director
Richard Rudy	57	Director
Kenneth W. Cappell	63	Director
Jon B. Kutler	59	Director
Carol J. Battershell	54	Director
James J. Quinn	63	Director Nominee
Thomas J. Paup	67	Senior Vice President – Finance and Chief Financial Officer

Our by-laws provide for a board of directors of one or more directors. There are currently eight directors. Under the terms of our certificate of incorporation, the board of directors is composed of three classes of similar size, each elected in a different year, so that only one-third of the board of directors is elected in any single year. Dr. Eastman, Mr. Marrus and Mr. Kutler are designated Class I directors and have been elected for a term expiring in 2018 or until their successors are elected and qualified; Mr. Rudy and Ms. Battershell are designated Class II directors elected for a term expiring in 2017 or until their successors are elected and qualified; and Messrs. Esses, Ehrlich and Cappell are designated Class III directors elected for a term that expires in 2016 or until their successors are elected and qualified. A majority of the Board is “independent” under relevant SEC and Nasdaq regulations.

On February 16, 2016, Robert S. Ehrlich, the Executive Chairman of our Board, delivered written notice to the Secretary of the Board announcing his intention not to seek reelection to his position on the Board at our 2016 annual meeting of stockholders. Upon his leaving the Board, Mr. Ehrlich will no longer serve as the Executive Chairman of the Board of Directors but will continue to be employed by us as the Chairman of the Company’s Iron Flow Storage development program through the end of his current employment agreement.

Directors and Executive Officers

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

Mr. Ehrlich has experience as an accountant, an attorney and as an investment banker. He has been involved with public companies since the late 1960s, both as an investment banker and as the chief financial officer and a director of Mattel (Nasdaq: MAT), where he was instrumental in helping to uncover fraudulent practices in the preparation of certain of that company’s financial statements, and he continued to serve as a director of Mattel through the late 1980s. After leaving Mattel, Mr. Ehrlich founded his own boutique investment banking company and became a director of certain of the companies involved in his investment banking business. Mr. Ehrlich ultimately became the Chairman and CEO of Fresenius USA, prior to becoming our Chief Financial Officer in 1991 and our Chief Executive Officer in 2002. We believe that Mr. Ehrlich’s background and experience make him appropriate to serve as one of our directors in light of our business and structure.

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

Dr. Eastman brings to our Board the unique perspective of a trained scientist who has also been deeply involved in the business world. Since many of our products are of a “high-tech” nature, Dr. Eastman’s scientific background is extremely valuable to the Board. Additionally, Dr. Eastman brings to the Board his experience as President and Chief Executive Officer of a high-tech company, as well as his experience as a director of other public companies. We believe that Dr. Eastman’s background and experience make him appropriate to serve as one of our directors in light of our business and structure.

Michael E. Marrus has been one of our directors since October 2007. Since September 2015, Mr. Marrus has been the managing director of The Special Equities Group is a Division of Chardan Capital Markets, LLC. Before that, Mr. Marrus was a Senior Managing Director at Dominick and Dominick, a wealth management and investment services firm, and a Managing Director of Merriman Capital, Inc., a financial services firm focused on growth companies. From 1998 to 2009, he was a Managing Director of C.E. Unterberg, Towbin & Co., an investment banking firm that was acquired by Collins Stewart plc. Prior to joining Unterberg, Towbin, Mr. Marrus was a Principal and founding member of Fieldstone Private Capital Group, an investment banking firm specializing in corporate, project and structured finance. Previously, he was employed at Bankers Trust Company, initially in the Private Equity and Merchant Banking Groups and subsequently in BT Securities, the securities affiliate of Bankers Trust. Mr. Marrus has an A.B. from Brown University and an MBA from the Graduate School of Business, University of Chicago.

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

Kenneth W. Cappell has been one of our directors since May 2015. Mr. Cappell has been an Adjunct Professor of Accounting at Baruch College since August 2015.  Mr. Cappell held a similar role at Yeshiva University from August 2014 until his appointment at Baruch College. From 1987 until 2014, Mr. Cappell was a partner of PwC and its predecessor firms, first as an audit partner (through 2000), then as a regional leader of internal audit services (through 2010), and finally as a managing partner of strategic development for PwC’s Risk Assurance practice (through his retirement in 2014). Mr. Cappell has worked with public companies in a variety of industries, including consumer and industrial products, financial services and entertainment. He has advised public company audit committees on diverse topics and has served as the de facto internal audit director at several companies. Mr. Cappell is a member of AICPA and the New York State Society of CPAs. He has served as a guest lecturer at the New York University Stern School of Business and Baruch College. Mr. Cappell has a B.A. in Economics from Yeshiva University and an MBA in Finance from NYU Stern.

Mr. Cappell brings many years of experience as a partner at PwC with extensive financial accounting knowledge that is critical to our board of directors. Mr. Cappell’s experience with accounting principles, financial reporting rules and regulations, evaluating financial results and generally overseeing the financial reporting process of large public companies from an independent auditor’s perspective, coupled with his knowledge of internal audit, risks and controls, makes him an invaluable asset to our board of directors. We believe that Mr. Cappell’s background and experience make him appropriate to serve as one of our directors in light of our business and structure.

Jon B. Kutler has been one of our directors since February 2016. Mr. Kutler is currently chairman and CEO of Admiralty Partners, Inc. (“API”), a private equity investment firm, a position he has held for more than the past five years. After service in the U.S. Navy and nearly a decade on Wall Street, Mr. Kutler founded Quarterdeck Investment Partners, an international investment bank focused on the global aerospace and defense markets. He sold Quarterdeck to Jefferies & Company in 2002 to focus on private equity investments under API. He is a Trustee of the California Institute of Technology, where he serves as chairman of the Jet Propulsion Laboratory and as a member of the Technology Transfer Committee. From January 2011 until its sale in February 2016, Mr. Kutler served on the Board of Directors of TeleCommunication Systems, Inc. (Nasdaq: TSYS). Mr. Kutler is a graduate of the United States Naval Academy and holds a Bachelor of Science degree in Naval Architecture. He received his Masters of Business Administration from Harvard University.

Mr. Kutler is a recognized investor, investment banker and expert in the aerospace and defense industries. He has been profiled in BusinessWeek, The New York Times, Fortune, Institutional Investor, The Los Angeles Times, Defense News, and Aviation Week & Space Technology, which have also featured his articles on consolidation, restructuring, and industry trends. He has also been a frequent commentator regarding industry issues on CNN, CNBC and Bloomberg Television. He has testified before Congressional committees, served as Chairman of the White House Small Business Task Force on Defense Conversion, and as a member of an advisory panel established by the Congressional Office of Technology Assessment to evaluate the status of the space launch vehicle industry. We believe that Mr. Kutler’s background and experience make him appropriate to serve as one of our directors in light of our business and structure.

Carol J. Battershell has been one of our directors since February 2016. Ms. Battershell currently serves as the Deputy Director for Energy Systems in the Office of Energy Policy and Systems Analysis (EPSA), whose role is to deliver unbiased energy analysis to the Department of Energy’s (DOE) leadership on existing and prospective energy-related policies. Ms. Battershell joined the DOE in 2008 in Energy Efficiency and Renewable Energy. She served first as a Senior Advisor with a focus on technology commercialization and then as Executive Director of Field Operations from 2010 to 2013, when she then moved to her current position with the EPSA. Prior to joining the DOE, Ms. Battershell spent 25 years in the energy industry, with BP, plc. (NYSE: BP) and before that with Standard Oil (which was purchased by BP). Her last roles at BP included Vice President, Policy and Strategy for BP Alternative Energy (2005-2008), where she was instrumental in developing the strategy and business case for an $8 billion investment to launch and grow the new BP Alternative Energy division, and Director, BP Renewables and Alternative Fuels (2002-2005), where she directed BP’s global activities in hydrogen research, their European wind business, as well as managing BP’s green energy consulting start-up company. Additional energy industry positions have included operations and strategy roles in retail fuels marketing, strategy and financial roles in business-to-business fuels marketing, as well a corporate role in environmental policy and development roles as chief of staff to two of BP’s most senior executives. She began her career as a refinery engineer in Ohio. Ms. Battershell holds a B.S. in engineering from Purdue University in West Lafayette, Indiana, and an MBA from Case Western Reserve University in Cleveland, Ohio.

Ms. Battershell’s years in the energy industry, both in the private and the public sector, make her experience highly relevant to our business. Additionally, her service as the chief financial officer of a $3 billion revenue division of BP enables her to bring additional value to our Board through her ability to sit on our Audit Committee as an “audit committee financial expert” under applicable SEC and Nasdaq regulations. We believe that Ms. Battershell’s background and experience make her appropriate to serve as one of our directors in light of our business and structure.

Thomas J. Paup has been our Vice President – Finance since December 2005 and our Chief Financial Officer since February 2006, and in May 2013, Mr. Paup was promoted to Senior Vice President. Mr. Paup is currently also a Finance Lecturer at Eastern Michigan University. Mr. Paup was an Affiliated Partner with McMillan|Doolittle LLP, a retail consulting firm, from March 2002 until accepting this position with us, and prior thereto, he was an Executive in Residence and Finance Instructor at DePaul University’s Kellstadt Graduate School of Business. Prior to his teaching experience, Mr. Paup spent over 25 years in the retail industry. Most recently, between 1997 and 2000, Mr. Paup was the Executive Vice President and Chief Financial Officer and member of the Board of Directors of Montgomery Ward and Company, formerly a private mail order and department store retailer. Mr. Paup brings a broad background of strategic and operational management experiences from the department store industry, where he served as CFO of Lord & Taylor, an upscale, specialty-retail department store chain, and Kaufmann’s, a department store that merged into Macy’s, Inc. (“Macy’s”), and Controller of Bloomingdale’s, an upscale chain of department stores owned by Macy’s, and Robinson-May, formerly a chain of department stores. Mr. Paup holds an MBA in Finance and a BBS from Eastern Michigan University.

Director Nominees

Rear Admiral James J. Quinn, USN (Ret.) will be a management nominee for election as a Class III director at our next annual meeting of stockholders. Adm. Quinn left the United States Navy in October 2003 after a 30-year career that included tours of duty as Director of Operations, Plans, Policy and Training with the Atlantic Fleet, a total of five commands (including command of a carrier group and of a nuclear-powered aircraft carrier), Senior Military Assistant to the Secretary of Defense, Commander of Naval Space Command, and the Naval Aide to two U.S. Presidents. After leaving the Navy, Adm. Quinn began a ten-year business career with Northrop Grumman Aerospace Systems, a division of Northrop Grumman Corporation (“NGC”) (NYSE: NOC), where he served as Director of Navy-Marine Corps Programs & Corporate Lead Executive for the NGC Integrated Systems Sector from 2003 to 2004, Vice President of Business Development for the Military Space Systems Division of NGC from 2004 to 2009, Vice President of Business Development for the Strike & Surveillance Systems Division of NGC from 2009 to 2011, and Vice President of Business Development for the Unmanned Systems Division of NGC from 2012 until his retirement from NGC in 2013. Adm. Quinn holds a B.S. in Mathematics from the United States Naval Academy, and is a graduate of the Navy Nuclear Power Program. He received his wings and was designated a Naval Flight Officer at Naval Air Station Pensacola in 1975. Adm. Quinn is the recipient of the Defense Superior Service Medal, five Legions of Merit, two Bronze Stars, two Meritorious Service Medals, four Air Medals (two Individual with Combat “V”/2 Strike-Flight) and four Navy Commendation Medals (two with Combat “V”).

Adm. Quinn’s extraordinary record of service and experience, both military and business, give him experience that we expect to be an invaluable addition to our Board. Adm. Quinn’s experience in both the military and civilian side of the defense sector is highly relevant to our business. We believe that Adm. Quinn’s background and experience make him appropriate to serve as one of our directors in light of our business and structure.

Board Leadership Structure

We do not have a policy regarding the advisability of separating the positions of chief executive officer and chairman of the board. From October 2002 until October 2014, our chief executive officer served as our chairman of the board. However, upon the retirement of Mr. Ehrlich as our CEO after thirteen years in that position, our board re-evaluated its leadership structure. Beginning in October 2014 with the appointment of Mr. Esses as our new CEO, the board determined that it would be preferable for Mr. Ehrlich to continue to head our Board of Directors as its Executive Chairman. We believed this board leadership structure to be best for our company and our shareholders as Mr. Esses began his service as CEO of our company.

In making its decision to change the leadership structure and appoint a separate chairman, the board considered Mr. Ehrlich’s long experience as our Chairman and as chairman of the board of other public companies, and the time that Mr. Esses will be required to devote to the CEO position in the current economic environment. Having Mr. Ehrlich serve as Executive Chairman of the Board at the beginning of Mr. Esses’s tenure as CEO enabled Mr. Esses to focus his entire energy during this critical initial period on running the company. Additionally, we believe our chief executive officer and our executive chairman have had an excellent working relationship that has allowed Mr. Esses to make a good transition into the role of chief executive officer and will allow him to focus on growing our company in a difficult business environment. We believe this provided strong leadership for our board, while also positioning our CEO as the leader of the company in the eyes of our customers, employees and stockholders.

The Board recognizes that in circumstances where the Chairman of the Board is also a member of management, investors believe it is desirable that the Board appoint a Lead Independent Director with clearly defined roles and responsibilities. In view of these facts, our Board has adopted a Lead Independent Director Charter (available through a hyperlink located on the investor relations page of our website at http://content.stockpr.com/arotech/media/5239a829da7db7747afc24f2e1f73af3.pdf), and the independent directors appointed Jon B. Kutler as Lead Independent Director.

As part of our periodic board self-evaluation process, we evaluate our leadership structure to ensure that the board continues to believe that it provides the optimal structure for our company and stockholders. We recognize that different board leadership structures may be appropriate for companies in different situations. In light of Mr. Ehrlich’s decision not to seek reelection as a director at the next annual meeting of stockholders, our Board reevaluated this decision and determined that the next Board chairman should not be a member of management.

Committees of the Board of Directors

Our board of directors has an Audit Committee, a Compensation Committee, a Nominating Committee and an Executive and Finance Committee. The current composition of the various committees of the Board of Directors is as follows (the name of the chairman of each committee appears in italics):

Audit Committee	Compensation Committee	Nominating Committee	Executive and Finance Committee
Kenneth W. Cappell Michael E. Marrus Richard I. Rudy Carol J. Battershell	Jay M. Eastman Michael E. Marrus Richard I. Rudy	Michael Marrus Jay M. Eastman Richard I. Rudy	Robert S. Ehrlich Steven Esses Michael E. Marrus Jon B. Kutler

Audit Committee

The purpose of the Audit Committee is to review with management and our independent auditors the scope and results of the annual audit, the nature of any other services provided by the independent auditors, changes in the accounting principles applied to the presentation of our financial statements, and any comments by the independent auditors on our policies and procedures with respect to internal accounting, auditing and financial controls. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. In addition, the Audit Committee is charged with the responsibility for making decisions on the engagement, compensation, retention and oversight of the work of our independent auditors. The Audit Committee also is responsible for the oversight and work of our of internal audit department.  The Audit Committee consists of Mr. Cappell (Chair) Messrs. Marrus and Rudy, and Ms. Battershell. Each member of the Audit Committee is an “independent director,” as that term is defined in Nasdaq Marketplace Rule 4200(a)(15) and the SEC’s Rule 10A-3. All Audit Committee members possess the level of financial literacy required by law. Our Board of Directors has determined that each of Mr. Cappell and Ms. Battershell qualifies as an “audit committee financial expert” under applicable SEC and Nasdaq regulations. As required by law, the Audit Committee operates pursuant to a charter that governs its duties, available through a hyperlink located on the investor relations page of our website at http://content.equisolve.net/arotech/media/b7c6b7bc3ea4b17ef9af28aab2221d6d.pdf.

Compensation Committee

The duties of the Compensation Committee are to recommend compensation arrangements for our executive officers and review annual compensation arrangements for all other officers and significant employees.

The Compensation Committee consists of Dr. Eastman (Chair), and Messrs. Marrus and Rudy. Each member of the Compensation Committee is an independent director as that term is defined in the NASD listing standards. The Compensation Committee operates under a formal charter that governs its duties, which charter is publicly available through a hyperlink located on the investor relations page of our website, at http://content.stockpr.com/arotech/media/249a9ac7cc90aa315f94037d49d2246e.pdf.

The Compensation Committee maintains compensation and incentive programs designed to motivate, retain and attract management and utilize various combinations of base salary, bonuses payable upon the achievement of specified goals, discretionary bonuses and grants of restricted stock. Our President and Chief Executive Officer, Mr. Steven Esses, our Executive Chairman, Mr. Robert S. Ehrlich, and our Chief Financial Officer, Mr. Thomas J. Paup, are all parties to employment agreements with us. The Compensation Committee reviews the compensation, both cash and stock, of our executive officers on an annual basis, while taking into account as well changes in compensation during previous years. Some of these components, such as salary, are generally fixed and do not vary based on our financial and other performance; some components, such as bonus, are in whole or in part dependent upon the achievement of certain goals jointly agreed upon by our management and the Compensation Committee; and some components, such as restricted stock, have a value that is dependent upon our stock price at the time of award and going forward. The Compensation Committee reviews the compensation, both cash and stock, of our executive officers on an annual basis, while taking into account as well changes in compensation during previous years.

The Compensation Committee performs an annual review of our executive officers’ cash compensation and restricted stock holdings to determine whether they provide adequate compensation for the services they perform, as well as adequate incentives and motivation to our executive officers and whether they adequately compensate our executive officers relative to comparable officers in other companies.

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

Nominating Committee

The Nominating Committee identifies and proposes candidates to serve as members of the Board of Directors. Proposed nominees for membership on the Board of Directors submitted in writing by stockholders to Arotech’s Secretary will be brought to the attention of the Nominating Committee and will be evaluated in accordance with the same guidelines as other candidates are considered by the Nominating Committee. The Nominating Committee consists of Mr. Marrus (Chair), Dr. Eastman and Mr. Rudy. Each member of the Nominating Committee is an independent director as that term is defined in the Nasdaq listing standards. The Nominating Committee makes recommendations to the Board of Directors regarding new directors to be selected for membership on the Board of Directors and its various committees. The Nominating Committee operates under a formal charter that governs its duties. The Nominating Committee’s charter is publicly available through a hyperlink located on the investor relations page of our website, at http://content.equisolve.net/arotech/media/9db8a8bd53ecd3f2d895b23986e237c8.pdf.

Executive and Finance Committee

The Executive and Finance Committee exercises the powers of the Board during the intervals between meetings of the Board, in the management of our property, business and affairs (except with respect to certain extraordinary transactions). The Executive and Finance Committee consists of Messrs. Ehrlich (Chair), Esses, Marrus and Kutler.

Code of Ethics

We have adopted a Code of Ethics, as required by Nasdaq listing standards and the rules of the SEC, that applies to our principal executive officer, our principal financial officer and our principal accounting officer. The Code of Ethics is publicly available through a hyperlink located on the investor relations page of our website, at http://content.equisolve.net/arotech/media/df40a6c92bcbf0b776162586acce0841.pdf. If we make substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, that applies to anyone subject to the Code of Ethics, we will disclose the nature of such amendment or waiver on the website or in a report on Form 8-K in accordance with applicable Nasdaq and SEC rules.

Code of Conduct

We have adopted a general Code of Conduct, as required by Nasdaq listing standards and the rules of the SEC, that applies to all of our employees. The Code of Conduct is publicly available through a hyperlink located on the investor relations page of our website, at http://content.equisolve.net/arotech/media/5c5e3b052edfcf1e78084a414a4c37c1.pdf.

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

Voting Agreement

On February 2, 2016, we entered into a Stock Purchase Agreement with Admiralty Partners, Inc. (“API”), which was subsequently amended on February 23, 2016 (as amended, the “API Agreement”). In connection with the API Agreement, API and Messrs. Ehrlich and Esses are parties to a Voting Agreement pursuant to which each of Messrs. Ehrlich and Esses agrees to vote the shares of our common stock held by him in favor of the election of a director nominee designated by API. This obligation shall remain in effect for so long as API and its affiliates continue to beneficially own at least 750,000 shares of our common stock. On February 24, 2016, in connection with the API Agreement, Jon B. Kutler was appointed to our Board as a Class I director.

Director Compensation

Non-employee members of our Board of Directors are entitled to a cash retainer of $8,000 (plus expenses) per quarter, plus $500 per quarter for each committee on which such outside directors serve ($1,000 per quarter for members of the Executive and Finance Committee). The Chairman of the Audit Committee receives an additional retainer of $1,500 per quarter, and the Chairman of the Compensation Committee receives an additional retainer of $1,000 per quarter. No per-meeting fees are paid. In addition, we have adopted a Non-Employee Director Equity Compensation Plan, pursuant to which non-employee directors receive an initial grant of a number of restricted shares of our common stock having a fair market value on the date of grant equal to $25,000 upon their election as a director, and an annual grant on March 31 of each year of a number of restricted shares having a fair market value on the date of grant equal to $35,000. Each grant of restricted stock shall become free of restrictions in three equal installments on each of the first, second and third anniversaries of the grant, unless the director is removed from the Board of Directors for cause prior to such vesting. Restrictions lapse automatically in the event of a director being removed for service other than for cause, or being nominated as a director but failing to be elected, or death, disability or mandatory retirement. Furthermore, all restrictions lapse prior to the consummation of a merger or consolidation involving us, our liquidation or dissolution, any sale of substantially all of our assets or any other transaction or series of related transactions as a result of which a single person or several persons acting in concert own a majority of our then-outstanding common stock.

The following table shows the compensation earned or received by each of our non-officer directors for the year ended December 31, 2015:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards Granted 2015(1)	Total
Dr. Jay M. Eastman	$40,000	$35,000	$75,000	(2)
Seymour Jones*	$42,000	$35,000	$77,000	(3)
Michael E. Marrus	$38,000	$35,000	$73,000	(4)
Richard I. Rudy	$38,000	$35,000	$73,000	(5)
Kenneth W. Cappell	$17,000	$25,000	$42,000	(6)

*	This individual retired as a director effective February 24, 2016.
(1)	This amount reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(2)	As of December 31, 2015, Dr. Eastman held 19,797 unvested restricted shares of our common stock.
(3)	As of December 31, 2015, Prof. Jones held 19,797 unvested restricted shares of our common stock.
(4)	As of December 31, 2015, Mr. Marrus held 19,797 unvested restricted shares of our common stock.
(5)	As of December 31, 2015, Mr. Rudy held 16,672 unvested restricted shares of our common stock.
(6)	As of December 31, 2015, Mr. Cappell held 8,960 unvested restricted shares of our common stock.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is composed entirely of directors who are not our current or former employees, each of whom meets the applicable definition of “independent” in the current rules of the under the listing standards of Nasdaq and SEC rules and regulations. None of the members of the compensation committee during fiscal 2015 (i) had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of related party transactions, or (ii) was an executive officer of a company of which one of our executive officers is a director. The Compensation Committee is responsible for establishing and administering our executive compensation policies. Our Compensation Committee does not have any interlocks with other companies.

Significant Employees

Our significant employees as of February 29, 2016, and their ages as of December 31, 2015, are as follows:

Name	Age	Position
Dean Krutty	50	Senior Vice President, Operations – North America
Ronen Badichi	50	General Manager, Power Systems Division – Europe and Asia
Yaakov Har-Oz	58	Senior Vice President, General Counsel and Secretary
Colin Gallagher	42	Corporate Controller, Chief Accounting Officer

Dean Krutty became President of our Training and Simulation Division in January 2005, after having spent the prior thirteen years as a member of the FAAC management team, and was promoted to Arotech’s Senior Vice President, Operations – North America in January 2015. He began his career at FAAC as an electrical engineer in FAAC’s part task trainer division and served as FAAC’s Director of Operations prior to becoming its President. He also has significant experience managing programs in the training and simulation industry. Mr. Krutty holds a B.S. in electrical engineering from the Michigan State University.

Ronen Badichi became the General Manager of Epsilor Electronic Industries in May 2005 and the General Manager of our Power Systems Division – Europe and Asia in December 2007. Prior to joining Epsilor, Mr. Badichi served since 1999 as the General Manager of Maoz Industries, a high end supplier of displays to the aviation industry. Prior thereto, Mr. Badichi was a project manager at BAE and served as the F-16 Avionics Integration manager in the Israeli Air Force, with the rank of Captain. Mr. Badichi holds a B.Sc. in Physics and Electro-Optic Engineering from the Lev Institute of Technology in Jerusalem.

Yaakov Har-Oz has served as our Vice President and General Counsel since October 2000 and as our corporate Secretary since December 2000, and in December 2005 Mr. Har-Oz was promoted to Senior Vice President. From 1994 until October 2000, Mr. Har-Oz was a partner in the Jerusalem law firm of Ben-Ze’ev, Hacohen & Co. Prior to moving to Israel in 1993, he was an administrative law judge and in private law practice in New York. Mr. Har-Oz holds a B.A. from Brandeis University in Waltham, Massachusetts and a J.D. from Vanderbilt Law School (where he was an editor of the law review) in Nashville, Tennessee. He is a member of the New York bar and the Israel Chamber of Advocates.

Colin Gallagher has served as our Controller and as our Chief Accounting Officer since May 2015. Prior to joining Arotech, from 2013 to 2014, Mr. Gallagher was the Controller of DTE Energy Trading, a physical and financial gas and power marketing company. Prior to DTE, he was a Finance Director at Owens Corning (NYSE: OC) in Toledo Ohio, the world’s largest manufacturer of fiberglass and related products. Before starting at Owens Corning, Mr. Gallagher spent twelve years at PwC in various positons, ending his career there as a Senior Manager in the public and private company sector. Mr. Gallagher is a certified public accountant. He holds a BBA from the Haworth College of Business at Western Michigan University in Kalamazoo, Michigan and an MBA from the Mendoza College of Business at the University of Notre Dame in South Bend, Indiana.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, certain of our officers and any persons holding more than ten percent of our common stock are required to report their ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to report any failure to file by these dates during 2015. We are not aware of any instances during 2015, not previously disclosed by us, where such “reporting persons” failed to file the required reports on or before the specified dates.

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

Submitted by the Compensation Committee

Dr. Jay M. Eastman, Chairman
Michael Marrus
Richard I. Rudy

Compensation Discussion and Analysis

Introduction

In this section we present the principles underlying our executive officer compensation decisions and the most important factors that we believe are relevant to an analysis of these decisions. Our goal here is to provide qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers and to place in perspective the numerical and other quantitative data presented in the tables and other information that follow this section.

Pursuant to applicable SEC regulations, the information we present in this section relates to the chief executive officer, the chief financial officer, and the three additional most highly compensated “executive officers” (as this term is defined in the regulations promulgated under the Securities Exchange Act of 1934, as amended), as well as up to two additional persons meeting the above criteria but who were not employed by us at the end of the last fiscal year. We believe that in 2015 three individuals met these criteria, as follows (we refer to these individuals throughout this Compensation Discussion and Analysis as our “named executive officers”):

➢	Steven Esses, our President and Chief Executive Officer;
➢	Robert S. Ehrlich, our Executive Chairman; and
➢	Thomas J. Paup, our Senior Vice President – Finance and Chief Financial Officer.

We have designed the compensation of our named executive officers in order to attract, as needed, individuals with the skills necessary for us to achieve our business plan, to reward those individuals fairly over time, and to retain those individuals who perform at or above our expectations.

Our named executive officers’ annual cash and stock compensation consists of several components, as follows:

➢	base salary;
➢	bonus, some of which is paid in cash in the year in which it is earned and some of which is accrued in the year in which it is earned but is paid in cash in a subsequent year; and
➢
grants of restricted stock or restricted stock units, where (i) the stock vests over a period of time or pursuant to the attainment of set performance goals, (ii) sale or other transfer of such stock is prohibited while unvested, and (iii) unvested stock is forfeited to us should the executive officer’s employment be terminated, provided that certain grants of restricted stock provide for accelerated vesting under certain circumstances.

The Compensation Committee reviews the compensation, both cash and stock, of our named executive officers on an annual basis, while taking into account as well changes in compensation during previous years.

Some of these components, such as base salary, are generally fixed and do not vary based on our financial and other performance; some components, such as bonus, are in whole or in part dependent upon the achievement of certain goals jointly agreed upon by our management and the Compensation Committee; and some components, such as restricted stock, have a value that is dependent upon our stock price at the time of award. and going forward.

We compensate our named executive officers in these different ways in order to achieve different goals. Cash compensation, for example, provides our named executive officers with a guaranteed minimum base salary. We fix the base salary of each of our named executive officers at a level that we believe enables us to hire and retain individuals in a competitive environment and rewards satisfactory individual performance and a satisfactory level of contribution to our overall business goals. We also take into account the base salaries paid by similarly situated companies and the base salaries of other private and public companies with which we believe we compete for talent. To this end, we utilize the services of an independent employee benefits administration and compensation consulting firm retained by the Compensation Committee, and our Compensation Committee consults with this firm periodically, and annually when we review named executive officer compensation.

Incentive bonus compensation is generally linked to the achievement of short-term operational, strategic or financial goals, and is intended to reward our named executive officers for their performance in reaching goals that are agreed in advance between our management and the Compensation Committee. We design the cash incentive bonuses for each of our named executive officers to focus the named executive officer on achieving key objectives within a yearly time horizon, as described in more detail below.

Grants of restricted stock are intended to link our named executive officers’ longer-term compensation with the performance of our stock, which is an issue of vital importance to our stockholders. This encourages our named executive officers to remain with us, to act in ways intended to maximize stockholder value, and to penalize them if our stock fails to perform to expectations. These grants are intended to produce significant value for each named executive officer if our stock performance is outstanding and if the named executive officer remains with us, provided that certain grants of restricted stock provide for accelerated vesting under certain circumstances.

We view the three components of our named executive officer compensation as related but distinct. Although our Compensation Committee does review total compensation, we do not believe that compensation derived from one component of compensation should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, individual performance and other information we deem relevant, such as the data we receive from the consulting firm referred to above. Except as described below, our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation. This is due to the small size of our named executive officer team and the need to tailor each named executive officer’s award to attract and retain that named executive officer.

In addition, we provide our named executive officers with benefits that are generally available to our salaried employees. With respect to those of our named executive officers who live in Israel (all of our named executive officers except for Mr. Paup), we also provide other benefits that are either legally required to be paid by Israeli law or that are otherwise customarily provided in Israel, primarily consisting of:

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

Our Compensation Committee performs an annual review of our named executive officers’ cash compensation and restricted stock holdings to determine whether they provide adequate compensation for the services they perform, as well as adequate incentives and motivation to our named executive officers and whether they adequately compensate our named executive officers relative to comparable officers in other companies. Our Compensation Committee’s most recent review occurred in February 2016, and utilized data and assessments from our independent compensation consultant, The Burke Group, Inc., a well-known consulting firm specializing in named executive officer compensation. This review is described in more detail below. We also use “tally sheets” that provide a summary of the compensation history of our President and Chief Executive Officer and those members of senior management reporting to the Chief Executive Officer. These tally sheets include a historical summary of base salary, annual bonus and long-term equity awards.

Compensation Committee meetings typically have included, for all or a portion of some of the meetings, a representative of The Burke Group, as well as preliminary discussion with our President and Chief Executive Officer prior to our Compensation Committee deliberating without any members of management present. For compensation decisions, including decisions regarding the grant of equity compensation relating to named executive officers (other than our President and Chief Executive Officer), the Compensation Committee typically considers the recommendations of our President and Chief Executive Officer.

We account for the equity compensation expense for our employees under the rules of ASC 718, which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. We structure cash incentive bonus compensation so that it is taxable to our employees at the time it is paid to them. It is not anticipated that any named executive officer’s annual compensation will exceed $1 million, and we have accordingly not made any plans to qualify for any compensation deductions under Section 162(m) of the Internal Revenue Code.

Benchmarking of Base Compensation and Equity Holdings

At its January 2016 meeting, our Compensation Committee determined that our respective named executive officers’ salaries, cash incentive bonuses and equity holdings were at or below the median of named executive officers with similar roles at public companies having comparable revenues and that no material changes should be made to the cash compensation levels of our named executive officers until our annual named executive officer performance reviews, which were conducted in the first quarter of 2016. This median was derived based on a report we obtained from The Burke Group. The report compared our named executive officer compensation with the results of two surveys, involving companies in the aerospace and military/defense industry with revenues of between $100 million and $200 million, one from Towers Watson Data Services and one from the Economic Research Institute. Our Compensation Committee realizes that benchmarking our compensation against the compensation earned at comparable companies may not always be appropriate, but believes that engaging in a comparative analysis of our compensation practices is useful. In instances where a named executive officer is uniquely key to our success, the Compensation Committee may provide compensation above the median referred to above. The Committee’s choice not to recommend to the Board of Directors immediate material changes to the compensation levels following its review of The Burke Group’s report reflects our consideration of stockholders’ interests in paying what is necessary, but not more than necessary, to achieve our corporate goals while conserving cash and equity as much as is practicable. We believe that our compensation levels are generally sufficient to retain our existing named executive officers and to hire new named executive officers when and as required.

Compensation Policies and Practices as They Relate to Risk Management

In 2015, the Compensation Committee reviewed our compensation policies and practices and concluded that the mix and design of these policies and practices are not reasonably likely to encourage our employees to take excessive risks, and that our compensation policies and practices are not reasonably likely to have a material adverse effect on us. In connection with its evaluation, the Compensation Committee considered, among other things, the structure, philosophy and design characteristics of our primary incentive compensation plans and programs in light of our risk management and governance procedures, as well as other factors that may calibrate or balance potential risk-taking incentives. In particular, the Compensation Committee reviewed our compensation programs for certain design features that have been identified by experts as having the potential to encourage excessive risk-taking, including long term incentive compensation value that is driven entirely by increases in stock price, and low compensation levels exacerbated by performance-driven awards not paying out; including both annual bonus and long term incentive compensation, and noted that these are not substantial factors in our executives’ compensation packages.

Equity Compensation

No restricted stock grants were made in 2015. However, at the January 2016 meeting of the Compensation Committee, the Compensation Committee, in consultation with The Burke Group, analyzed the current restricted share holdings of our named executive officers and others, and found that the level of equity stake of our named executive officers was lower than the norm for companies of similar size and experience as a public company, and concluded that this level was insufficient to provide our named executive officers with the desired level of value for each named executive officer if our stock performance is outstanding and if the named executive officer remains with us. Accordingly, based on the number of restricted shares and restricted stock units held by our executive officers, the Compensation Committee, in January 2016, made the grants of restricted stock reflected in the “Grants of Plan-Based Awards” table below.

We do not have any program, plan or obligation that requires us to grant equity compensation to any named executive officer on specified dates. The authority to make equity grants to named executive officers rests with our Compensation Committee, although, as noted above, the Compensation Committee does consider the recommendations of its President and Chief Executive Officer in setting the compensation of our other named executive officers.

Cash Incentive Bonuses

Yearly cash incentive bonuses for our named executive officers are established as part of their respective individual employment agreements. Each of these employment agreements provides that the named executive officer will receive a cash incentive bonus determined in the discretion of our Board of Directors, with a target bonus amount specified for that named executive officer based on individualized objective and subjective criteria, pursuant to a specific formula. These bonus criteria are established by the Compensation Committee on an annual basis, and include specific objectives relating to the achievement of business and/or financial milestones. The target cash incentive bonus amount for each of our named executive officers is as follows:

Name of Named Executive Officer	Title	Minimum Bonus	Maximum Bonus
Steven Esses	President and Chief Executive Officer	None	75% of annual base salary
Robert S. Ehrlich	Executive Chairman of the Board	None	50% of annual base salary
Thomas J. Paup	Senior Vice President – Finance and Chief Financial Officer	None	50% of annual base salary

For 2015, the Compensation Committee chose financial targets for determining eligibility for the above-referenced cash incentive bonuses that are determined on the achievement of set budgetary forecast targets for Adjusted EBITDA, which is determined by taking net profit and adding back in interest expense (income), depreciation of fixed assets, taxes, and amortization of inventory adjustments and of intangible assets, capitalized software costs and technology impairment, as well as stock compensation expense, one-time transaction expenses and certain other non-cash expenses. The Compensation Committee determined that we did not achieve the financial performance criteria established by the Compensation Committee for the year ended December 31, 2015, and accordingly no cash incentive bonuses were paid in respect of the year ended December 31, 2015. Financial targets for 2016 were set in accordance with our 2016 budget forecast, and targets for determining eligibility for cash incentive bonuses will again be determined entirely on the achievement of set budgetary forecast targets for Adjusted EBITDA.

Severance and Change in Control Benefits

Messrs. Esses and Paup have a provision in their respective employment agreements providing for certain severance benefits in the event of termination or retirement. These severance provisions are described in the “Employment Agreements” section below, and certain estimates of these change of control benefits are provided in “Estimated Payments and Benefits upon Termination” below.

We believe the severance arrangements that we have with Messrs. Esses and Paup are at or near the median of executive officers with similar roles at public companies having comparable revenues.

Benefits

Mr. Paup is eligible to participate in all of our employee benefit plans, such as medical, group life and disability insurance and our 401(k) plan, in each case on the same basis as our other U.S. employees. Our named executive officers located in Israel have the pension, insurance, severance and other benefits described above that are legally required to be provided in Israel; their medical expenses are covered by Israel’s national health funds.

Perquisites

All of our named executive officers receive cellular telephones. We also pay a portion of the home telephone bills of our named executive officers located in Israel, in view of the fact that the time difference between the United States and Israel causes them to do much work from their homes after normal business hours in Israel.

Pursuant to the terms of their employment agreements, our named executive officers located in Israel also receive a tax planning allowance.

Our use of perquisites as an element of compensation is limited and is largely based on historical practices and policies of our company. We do not view perquisites as a significant element of our comprehensive compensation structure but do believe that they can be used in conjunction with base salary to attract, motivate and retain individuals in a competitive environment.

Effect of Shareholder Advisory Vote on Executive Compensation

Of the 11,560,599 shares that voted (this number excludes the 131,197 shares that abstained from voting and 8,939,307 broker non-votes) on the advisory vote on executive compensation at the 2014 Annual Meeting, approximately 80% of the shares approved of our executive compensation policies and decisions. We have considered the results of this vote, and we view this vote as an affirmation of our compensation objectives. The committee and entire Board of Directors intend to continue careful review of the compensation programs and policies to assure that the compensation remains consistent with our philosophy and objectives as stated above and reflective of our financial performance.

Cash and Other Compensation

Summary Compensation Table

The following table, which should be read in conjunction with the explanations provided below, shows the compensation that we paid (or accrued) to our named executive officers during the fiscal years ended December 31, 2015, 2014 and 2013:

SUMMARY COMPENSATION TABLE(1)

					Stock Awards	All Other
Name and Principal Position	Year	Salary		Bonus(2)	(3)	Compensation		Total
Steven Esses	2015	$324,060	(4)	$160,496	$–	$444,617	(5)	$929,173
President, Chief Executive	2014	$330,946	(6)	$374,600	$560,500	$516,356	(7)	$1,782,402
Officer and a director	2013	$273,437	(8)	$205,400	$273,750	$398,878	(9)	$1,151,465
Robert S. Ehrlich (10)	2015	$304,993		$104,162	$–	$8,179	(11)	$417,334
Executive Chairman of	2014	$482,808		$361,250	$111,500	$64,385	(12)	$1,019,943
the Board and a director	2013	$444,356		$379,900	$365,000	$135,423	(13)	$1,324,679
Thomas J. Paup	2015	$250,000		$112,500	$–	$–		$362,500
Senior Vice President –	2014	$225,000		$187,250	$133,800	$1,436	(14)	$547,486
Finance and Chief Financial Officer	2013	$201,400		$100,500	$273,750	$–		$575,650

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

(2)
Bonuses are performance-based, against criteria established by the Compensation Committee of the Board of Directors and approved by the full Board of Directors and represent cash awards for 2014 company performance. See “Employment Contracts,” below.

(3)
Reflects the value of awards of restricted stock or restricted stock units granted to our named executive officers based on the compensation cost of their stock-based awards (the aggregate grant date fair value computed in accordance with FASB ASC Topic 718); see Note 13.b. of the Notes to Consolidated Financial Statements. The number of shares of restricted stock or restricted stock units received by our named executive officers pursuant to such awards in 2014, vesting entirely after one year (dependent 33% on tenure and 67% on performance), was as follows: Mr. Esses, 225,000; Mr. Ehrlich, 50,000; and Mr. Paup, 60,000. The number of shares of restricted stock or restricted stock units received by our named executive officers pursuant to such awards in 2013, vesting entirely after one year (dependent 33% on tenure and 67% on performance), was as follows: Mr. Esses, 75,000; Mr. Ehrlich, 100,000; and Mr. Paup, 75,000. All of these shares vested in 2014.

(4)
Does not include approximately $124,720 that we paid in consulting fees to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

(5)
Of this amount, $109,493 represents payments to Israeli pension and education funds; $319,867 represents the change in our accrual for severance pay that will be payable to Mr. Esses upon his leaving our employ other than if he is terminated for cause, such as a breach of trust; $37,425 represents sick pay redemption; ($16,005) represents the change in sick pay accruals; $62,376 represents vacation days redemption; ($72,626) represents the change of our accrual for vacation pay; $503 represents tax reimbursements; and $3,588 represents other normal or mandated Israeli benefits.

(6)
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

(8)
Does not include approximately $148,723 that we paid in consulting fees to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

(9)
Of this amount, $38,745 represents payments to Israeli pension and education funds; $38,856 represents the change in our accrual for severance pay that will be payable to Mr. Esses upon his leaving our employ other than if he is terminated for cause, such as a breach of trust; $28,680 represents sick pay redemption; $214,559 represents the change in sick pay accruals; $8,687 represents the change of our accrual for vacation pay; $750 represents tax reimbursements; and $68,601 represents other normal or mandated Israeli benefits.

(10)	Mr. Ehrlich was serving as our Chief Executive Officer until October 2014, at which time he became our Executive Chairman of the Board.
(11)
Of this amount, $25,406 represents the change in our accrual for severance pay that will be payable to Mr. Ehrlich upon his leaving our employ other than if he is terminated for cause, such as a breach of trust; $(24,735) represents the change of our accrual for vacation pay; $682 represents tax reimbursements, and $6,826 represents other normal or mandated Israeli benefits.

(12)
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

(13)
Of this amount, $91,834 represents the change in our accrual for severance pay that will be payable to Mr. Ehrlich upon his leaving our employ other than if he is terminated for cause, such as a breach of trust; $32,205 represents the change of our accrual for vacation pay; $3,578 represents tax reimbursements and $7,806 represents other normal or mandated Israeli benefits.

(14)	Represents the increase (decrease) in our accrual for Mr. Paup for accrued but unused vacation days.

Executive Loans

In 2000, we extended a loan to one of our named executive officers. This loan is summarized in the following table, and is further described under “Item 13. Certain Relationships and Related Transactions – Officer Loan,” below.

Name of Borrower	Date of Loan	Original Principal Amount of Loan	Amount Outstanding as of 12/31/2015	Terms of Loan
Robert S. Ehrlich	02/09/2000	$329,163	$452,995	Twenty-five-year non-recourse loan to purchase our stock, secured by the shares of stock purchased; interest rate imputed until 2008 at 1% above the then federal funds rate

Plan-Based Awards

 Grants of Restricted Stock or Restricted Stock Units

During 2015, the Compensation Committee did not grant any shares of restricted stock or restricted stock units to our named executive officers. However, early in 2016 the Compensation Committee did grant shares of restricted stock and restricted stock units to our named executive officers that will vest in part on the basis of our 2016 results, as reflected in the table under “Compensation Discussion and Analysis – Equity Compensation,” above.

Vesting of Restricted Stock Awards

The following table presents awards of restricted stock or restricted stock units that vested during the year ended December 31, 2015.

STOCK VESTED

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Steven Esses	175,000	$357,000
Robert S. Ehrlich	150,000	$306,000
Thomas J. Paup	95,000	$193,800

(1)
Reflects the aggregate market value of the shares of restricted stock or restricted stock units determined based on a per share price at vesting based on the closing price of our common stock on the Nasdaq Global Market on December 31, 2015, which was the last trading day of 2015.

Outstanding Equity Awards at Fiscal Year-End

The table below sets forth information for our named executive officers with respect to restricted stock and restricted stock unit values at the end of the fiscal year ended December 31, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Stock Awards
Equity Incentive Plan Awards
				Number of	Market Value
	Number of		Market Value	Unearned	of Unearned
	Shares that		of Shares that	Shares that	Shares that
	Have Not		Have Not	Have Not	Have Not
	Vested		Vested(1)	Vested	Vested(1)
Name	(#)		($)	(#)	($)
Steven Esses	83,333	(2)	$170,000	–	$–

(1)
Reflects the aggregate market value of the shares of restricted stock or restricted stock units determined based on a per share price at grant based on the closing price of our common stock on that day on the Nasdaq Global Market on December 31, 2015, which was the last trading day of 2015.

(2)	41,667 of these shares vest on December 31, 2016, and 41,666 of these shares vest on December 31, 2017, based solely on continued employment through such dates.

Employment Contracts

Steven Esses

Mr. Esses is party to an amended and restated employment agreement with us effective October 1, 2014. The term of this employment agreement expires on December 31, 2017. The employment agreement provides that Mr. Esses will serve as our President and Chief Executive Officer.

In February 2016, we entered an amended and restated employment agreement with Mr. Esses, effective July 1, 2016 and expiring December 31, 2018. The terms presented below are the terms of Mr. Esses’s current employment agreement that will be in effect until June 30, 2016.

The employment agreement provides for a monthly base salary of NIS 105,000 (approximately $27,666 per month at the rate of exchange in effect on November 10, 2014, which is the date the agreement was signed), as adjusted for Israeli inflation (but with no retroactive inflation adjustment for 2015 in respect of inflation during 2014) in an amount of not less than 3.5%. Additionally, the board may, at its discretion, raise Mr. Esses’s base salary. Mr. Esses also received a retention bonus in the amount of 125,000 shares of restricted stock, vesting (contingent on continued employment) in three equal tranches on each of December 31, 2015, 2016 and 2017.

The employment agreement provides that if the results we actually attain in a given year are at least 100% of the amount we budgeted at the beginning of the year, we will pay a bonus, on a sliding scale, in an amount equal to a minimum of 25% of Mr. Esses’s annual base salary then in effect, up to a maximum of 75% of his annual base salary then in effect if the results we actually attain for the year in question are 110% or more of the amount we budgeted at the beginning of the year. For 2013, 2014 and 2015, the Compensation Committee chose financial targets for determining eligibility for the above-referenced cash incentive bonus that are determined on the achievement of set budgetary forecast targets for adjusted EBITDA, a non-GAAP measurement, and, in the case of 2013, in part on the achievement of a target for revenues. Bonus targets will be chosen for 2016 based upon future budgetary forecasts.

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

A table describing the payments that would have been due to Mr. Esses under his employment agreement had Mr. Esses’s employment with us been terminated at the end of 2015 under various circumstances appears under “Potential Payments and Benefits upon Termination of Employment – Steven Esses,” below.

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

The changes in Mr. Esses’s employment agreement that will be effective July 1, 2016 include the elimination of the “single-trigger” severance in the event of a change of control (where Mr. Esses could decide unilaterally to resign and receive his severance after a change of control) and the institution instead of a “double-trigger” severance in the event of a change of control (where Mr. Esses can receive his severance after a change of control only if subsequently terminated by new management).

The amount being paid by the Company to Mr. Esses in salary under the new agreement, which is higher than the amount paid to him under his current agreement, is substantially unchanged from the total of the amounts previously paid to Mr. Esses and entities affiliated with Mr. Esses prior to termination of the Sampen Agreement effective June 30, 2016, which the Compensation Committee of the Board has determined to be well within the median range of the amounts paid by similarly-sized companies in the industry for the services of a chief executive officer.

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

The employment agreement provides for a monthly base salary of NIS 98,822 (approximately $25,236 at the rate of exchange in effect on December 24, 2014, which is the date the agreement was signed), as adjusted for Israeli inflation (but with no retroactive inflation adjustment for 2015 in respect of inflation during 2014). Additionally, the board may, at its discretion, raise Mr. Ehrlich’s base salary.

The employment agreement also provides for an annual bonus divided into three tranches. The first tranche of the bonus is in an amount equaling between 20% and 50% of one-third of Mr. Ehrlich’s gross annual Base Salary, and is awarded based on the achievement of acquisition and finance objectives during the previous fiscal year, such objectives to be set by the Compensation Committee after consultation with management. The second and third tranches are based on the results we actually attain in a given year, and are paid on a sliding scale, in an amount equal to a minimum of 20% of two-thirds of Mr. Ehrlich’s annual base salary then in effect if the results we actually attain for the year in question are 100% of the amount we budgeted at the beginning of the year, up to a maximum of 50% of two-thirds of his annual base salary then in effect if the results we actually attain for the year in question are 110% or more of the amount we budgeted at the beginning of the year. Budget targets in the past have included combinations of revenues, EBITDA, backlog, and/or other factors. Mr. Ehrlich’s previous employment agreement had a similar bonus provision (but with a lower (20%) threshold bonus). For 2013, 2014 and 2015, the Compensation Committee choose financial targets for determining eligibility for the above-referenced cash incentive bonus that are determined on the achievement of set budgetary forecast targets for adjusted EBITDA, a non-GAAP measurement, and, in the case of 2013, in part on the achievement of a target for revenues. Bonus targets will be chosen for 2016 based upon future budgetary forecasts.

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

A table describing the payments that would have been due to Mr. Ehrlich under his employment agreement had Mr. Ehrlich’s employment with us been terminated at the end of 2015 under various circumstances (pursuant to the terms of his then-current employment agreement) appears under “Potential Payments and Benefits upon Termination of Employment – Robert S. Ehrlich,” below.

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

The employment agreement provides that if the results we actually attain in a given year are at least 90% of the amount we budgeted at the beginning of the year, we will pay a bonus, on a sliding scale, in an amount equal to a minimum of 16.5% of Mr. Paup’s annual base salary then in effect, up to a maximum of 50% of his annual base salary then in effect if the results we actually attain for the year in question are 110% or more of the amount we budgeted at the beginning of the year. Mr. Paup’s previous employment agreement had a similar bonus provision (but with a higher (20%) threshold bonus). For 2013, 2014 and 2015, the Compensation Committee chose financial targets for determining eligibility for the above-referenced cash incentive bonus that are determined on the achievement of set budgetary forecast targets for adjusted EBITDA, a non-GAAP measurement, and, in the case of 2013, in part on the achievement of a target for revenues. Bonus targets will be chosen for 2016 based upon future budgetary forecasts.

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

A table describing the payments that would have been due to Mr. Paup under his employment agreement had Mr. Paup’s employment with us been terminated at the end of 2015 under various circumstances (pursuant to the terms of his then-current employment agreement) appears under “Potential Payments and Benefits upon Termination of Employment – Thomas J. Paup,” below.

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

Potential Payments and Benefits upon Termination of Employment

This section sets forth in tabular form quantitative disclosure regarding estimated payments and other benefits that would have been received by certain of our executive officers if their employment had terminated on December 31, 2015 (the last business day of the fiscal year), pursuant to the terms of their then-current employment agreements.

For a narrative description of the severance and change in control arrangements in the current employment contracts of Messrs. Esses, Ehrlich and Paup, see “– Employment Contracts,” above. Each of Messrs. Esses and Ehrlich will be eligible to receive severance payments in excess of accrued but unpaid items only if he signs a general release of claims.

Steven Esses

The following table describes the potential payments and benefits upon employment termination for Steven Esses, our President and Chief Executive Officer, pursuant to applicable law and the terms of his then-current employment agreement with us, as if his employment had terminated on December 31, 2015 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

See also “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

STEVEN ESSES
Payments and Benefits	Non- Renewal(1)	Death or Disability(2)	Cause(3)	Good Reason(4)	Change of Control(5)	Retirement(6)	Early Retirement(7)	Other Employee Termination(8)
Accrued but unpaid(9):
Base salary	$23,333	$23,333	$23,333	$23,333	$23,333	$23,333	$23,333	$23,333
Vacation	5,815	5,815	5,815	5,815	5,815	5,815	5,815	5,815
Sick leave(10)	202,192	202,192	202,192	202,192	202,192	202,192	202,192	202,192
Recuperation pay(11)	323	323	323	323	323	323	323	323
Benefits:
Manager’s insurance(12)	3,695	3,695	3,695	3,695	3,695	3,695	3,695	3,695
Continuing education fund(13)	1,750	1,750	1,750	1,750	1,750	1,750	1,750	1,750
Contractual severance	1,135,379	1,135,379	–	1,135,379	1,135,379	1,135,379	1,135,379	–
Statutory severance(14)	464,370	464,370	–	464,370	464,370	464,370	464,370	–
Benefits	–	–	–	75,000	150,000	150,000	150,000	–
TOTAL:	$1,836,857	$1,836,857	$237,108	$1,911,857	$1,986,857	$1,986,857	$1,986,857	$237,108

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

(9)
Does not include a total of $17,203 in accrued but unpaid consulting fees due at December 31, 2015 to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses receives a salary. See “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

(10)	Limited to an aggregate of 30 days.
(11)	Pursuant to Israeli law and our customary practice, we pay Mr. Esses in July of each year the equivalent of six days’ “recuperation pay” at the statutory rate of NIS 378 (approximately $97) per day.
(12)
Payments to managers’ insurance, a benefit customarily given to senior executives in Israel, come to a total of 15.83% of base salary, consisting of 8.33% for payments to a fund to secure payment of statutory severance obligations, 5% for pension and 2.5% for disability. The managers’ insurance funds reflected in the table do not include the 8.33% payments to a fund to secure payment of statutory severance obligations with respect to amounts paid prior to December 31, 2015, which funds are reflected in the table under the “Statutory severance” heading.

(13)
Pursuant to Israeli law, we must contribute an amount equal to 7.5% of Mr. Esses’s base salary to a continuing education fund, up to the permissible tax-exempt salary ceiling according to the income tax regulations in effect from time to time. At December 31, 2015, the ceiling then in effect was NIS 15,712 (approximately $4,027). In Mr. Esses’s case, we have customarily contributed to his continuing education fund in excess of the tax-exempt ceiling, and then reimbursed Mr. Esses for the tax. The sums in the table reflect this additional contribution and the resultant tax reimbursement.

(14)	Under Israeli law, employees terminated other than for cause receive severance in the amount of one month’s base salary for each year of work, at their salary rate at the date of termination.

 Robert S. Ehrlich

The following table describes the potential payments and benefits upon employment termination for Robert S. Ehrlich, our Executive Chairman of the Board, pursuant to applicable law and the terms of his then-current employment agreement with us, as if his employment had terminated on December 31, 2015 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

ROBERT S. EHRLICH
Payments and Benefits	Death or Disability(1)	Cause(2)	Good Reason(3)	Other Employee Termination(4)
Accrued but unpaid:
Base salary	$21,960	$21,960	$21,960	$21,960
Vacation	88,240	88,240	88,240	88,240
Recuperation pay(5)	404	404	404	404
Benefits:
Continuing education fund(6)	1,647	1,647	1,647	1,647
Statutory severance(7)	998,352	–	998,352	–
TOTAL:	$1,110,603	$112,251	$1,110,603	$112,251

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
(6)
Pursuant to Israeli law, we must contribute an amount equal to 7.5% of Mr. Ehrlich’s base salary to a continuing education fund, up to the permissible tax-exempt salary ceiling according to the income tax regulations in effect from time to time. At December 31, 2015, the ceiling then in effect was NIS 15,712 (approximately $4,027).

(7)	Under Israeli law, employees terminated other than for cause receive severance in the amount of one month’s base salary for each year of work, at their salary rate at the date of termination.

Thomas J. Paup

The following table describes the potential payments and benefits upon employment termination for Thomas J. Paup, our Senior Vice President – Finance and Chief Financial Officer, pursuant to applicable law and the terms of his then-current employment agreement with us, as if his employment had terminated on December 31, 2015 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

THOMAS J. PAUP
Payments and Benefits	Death or Disability(1)	Cause(2)	Non-Renewal(3)	Termination at Will(4)
Accrued but unpaid:
Base salary	$250,000	$250,000	$250,000	$250,000
Contractual severance	250,000	–	250,000	250,000
TOTAL:	$500,000	$250,000	$500,000	$500,000

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

ITEM 12.                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the security ownership, as of February 29, 2016, of those persons owning of record or known by us to own beneficially more than 5% of our common stock and of each of our Named Executive Officers and directors, and the shares of common stock held by all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)(3)		Percentage of Total Shares Outstanding(3)
Ephraim Fields (4)	2,175,273	(5)	8.2%
Admiralty Partners, Inc.(6)	1,650,700	(7)(8)	6.2
Steven Esses	1,199,513	(9)(8)	4.5%
Robert S. Ehrlich	1,194,276	(10)(8)	4.5%
Thomas J. Paup	300,426	(11)	1.1%
Dr. Jay M. Eastman	91,346	(12)	*
Michael E. Marrus	94,636	(13)	*
Richard I. Rudy	19,000	(14)	*
Kenneth W. Cappell	23,960	(15)	*
Jon B. Kutler	1,661,204	(7)(8)	6.3%
Carol J. Battershell	10,504	(16)	*
James J. Quinn	0	(17)	–
All of our directors and executive officers as a group (8 persons)	4,594,865	(18)	17.3%

*	Less than one percent.
(1)	Unless otherwise indicated in these footnotes, the address of each named beneficial owner is in care of Arotech Corporation, 1229 Oak Valley Drive, Ann Arbor, Michigan 48108.
(2)
Unless otherwise indicated in these footnotes, each of the persons or entities named in the table has sole voting and sole investment power with respect to all shares shown as beneficially owned by that person, subject to applicable community property laws.

(3)
Based on 26,461,245 shares of common stock outstanding as of February 29, 2016. For purposes of determining beneficial ownership of our common stock, owners of options exercisable or restricted stock that vests within 60 days of February 29, 2016 are considered to be the beneficial owners of the shares of common stock for which such securities are exercisable. The percentage ownership of the outstanding common stock reported herein is based on the assumption (expressly required by the applicable rules of the Securities and Exchange Commission) that only the person whose ownership is being reported has exercised his options for shares of common stock.

(4)
The principal place of business for Ephraim Fields is c/o Echo Lake Capital, 888 Seventh Avenue, 17th Floor, New York, New York 10019. All information in this footnote and in the text to which this footnote relates is based on a Schedule 13D filed by Mr. Fields with the Securities and Exchange Commission on March 23, 2015, as amended on February 23, 2016.

(5)
Consists of 2,175,273 shares. Does not include 337,251 shares as to which Keith Rosenblum, by virtue of his power to direct the affairs of Cruiser Capital Advisors, LLC, has sole voting and dispositive power. Mr. Rosenblum, together with Cruiser Capital Advisors, LLC and Lawrence F. Hagenbuch, may be deemed to constitute a “group” with Mr. Fields for purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, but Mr. Fields expressly disclaims beneficial ownership of securities held by Mr. Rosenbloom, Cruiser Capital Advisors, LLC and Mr. Hagenbuch. All information in this footnote and in the text to which this footnote relates is based on a Schedule 13D filed by Mr. Fields with the Securities and Exchange Commission on March 23, 2015, as amended on February 23, 2016.

(6)
The principal place of business for API is 68-1052 Honoka’ope Way, Kamuela, Hawaii 96743. All information in this footnote and in the text to which this footnote relates is based on a Schedule 13D filed by API and certain of its related entities and persons, including our director Jon B. Kutler, with the Securities and Exchange Commission on February 3, 2016, as amended on February 26, 2016.

(7)
Jon B. Kutler and his wife are directors of API, which owns 1,500,000 shares of our common stock. They are also settlors and trustees of two trusts that between them own an additional 150,700 shares. Accordingly, Mr. and Ms. Kutler have shared voting and dispositive power with respect to 1,650,700 shares. Mr. and Mrs. Kutler disclaim beneficial ownership of these shares except to the extent of their respective voting and/or dispositive power. Mr. Kutler also holds 10,504 unvested restricted shares. All information in this footnote and in the text to which this footnote relates is based on a Schedule 13D filed by API and certain of its related entities and persons, including our director Jon B. Kutler, with the Securities and Exchange Commission on February 3, 2016, as amended on February 26, 2016.

(8)
API and Messrs. Ehrlich and Esses are parties to a Voting Agreement pursuant to which each of Messrs. Ehrlich and Esses agrees to vote the shares of our common stock held by him in favor of the election of a director nominee designated by API. This obligation shall remain in effect for so long as API and its affiliates continue to beneficially own at least 750,000 shares of our common stock.

(9)
Consists of 742,207 shares held directly by Mr. Esses (including 183,333 unvested restricted shares, the vesting of 33,333 of which is subject to performance criteria), and 273,973 shares issued to a trust and to be held in such trust until such time as Mr. Esses shall be entitled to payment of his severance package).

(10)
Consists of 1,143,178 shares held directly by Mr. Ehrlich (including 36,000 unvested restricted shares, the vesting of 24,000 of which is subject to performance criteria), 3,571 shares held by Mr. Ehrlich’s wife (in which shares Mr. Ehrlich disclaims beneficial ownership), and 11,527 shares held in Mr. Ehrlich’s pension plan.

(11)	Consists of 300,426 shares held directly by Mr. Paup. Does not include 60,000 restricted stock units, the vesting of 40,000 of which is subject to performance criteria.
(12)	Consists of 71,549 shares owned directly by Dr. Eastman, 9,121 shares of unvested restricted stock that vest within 60 days of February 29, 2016, and 10,676 unvested restricted shares.
(13)	Consists of 74,839 shares owned directly by Mr. Marrus, 9,121 shares of unvested restricted stock that vest within 60 days of February 29, 2016, and 10,676 unvested restricted shares.
(14)	Consists of 2,328 shares owned directly by Mr. Rudy, 4,007 shares of unvested restricted stock that vest within 60 days of February 29, 2016, and 12,665 unvested restricted shares.
(15)	Consists of 15,000 shares owned directly by Mr. Cappell and 8,960 unvested restricted shares.
(16)	Consists of 10,504 unvested restricted shares.
(17)	Adm. Quinn will be a management nominee for election as a Class III director at our next annual meeting of stockholders
(18)
Includes 31,370 shares of unvested restricted stock that vest within 60 days of February 29, 2016, 104,341 shares of unvested restricted stock, and 273,973 shares of restricted stock held as part of a trust securing payment of severance. Does not include 60,000 unvested restricted stock units.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2015, with respect to our 2007 and 2009 equity compensation plans, as well as any stock options previously issued by us (including individual compensation arrangements) as compensation for goods and services:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	2,945,397

ITEM 13.                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Officer Loans

On February 9, 2000, Mr. Ehrlich exercised stock options to purchase 9,404 shares of our common stock. At the time of exercise, Mr. Ehrlich was our Chief Financial Officer and Chairman of the Board of Directors. Currently, Mr. Ehrlich is our Executive Chairman of the Board of Directors. Mr. Ehrlich paid the exercise price of the stock options and certain taxes that we paid on his behalf by giving us a non-recourse promissory note due in 2025 in the amount of $329,163, bearing annual interest at 1% over the then-current federal funds rate announced from time to time by the Wall Street Journal, secured by the shares of our common stock acquired through the exercise of the options and certain compensation due to Mr. Ehrlich upon termination. As of December 31, 2015, the aggregate amount outstanding pursuant to this promissory note was $452,995. No payments of principal or interest were due or paid during the year ended December 31, 2015.

Voting Agreement

API and Messrs. Ehrlich and Esses are parties to a Voting Agreement pursuant to which each of Messrs. Ehrlich and Esses agrees to vote the shares of our common stock held by him in favor of the election of a director nominee designated by API. This obligation shall remain in effect for so long as API and its affiliates continue to beneficially own at least 750,000 shares of our common stock.

Director Consulting Agreement

In connection with the API Agreement, we and Mr. Jon Kutler, who is now one of our directors, entered into a consulting agreement pursuant to which Mr. Kutler agreed to provide consulting services to us for a period of three years, unless terminated earlier. Under the terms of this agreement, Mr. Kutler will receive an annual fee for the three-year term of the consulting agreement equal to the difference between $125,000 and the amount of cash and the value of any stock received by Mr. Kutler for serving on our Board.

Consulting Agreement with Sampen Corporation

We have an amended and restated consulting agreement with Sampen Corporation that we executed in November 2014. Sampen is a New York corporation owned by members of the immediate family of Steven Esses, our President and Chief Executive Officer, and Mr. Esses is an employee of both the Company and of Sampen. The term of this consulting agreement is until December 31, 2017, unless terminated earlier.

In February 2016, we and Sampen agreed to terminate Sampen’s consulting agreement effective June 30, 2016. The terms of the consulting agreement described below relate only to the period prior to June 30, 2016, at which point we will cease to have any further financial or other obligations toward Sampen.

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

➢
Audit Fees. Audit fees billed or expected to be billed to us by BDO for the audit of the financial statements included in our Annual Report on Form 10-K, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for the years ended December 31, 2015 and 2014 totaled approximately $525,000 and $552,000, respectively.

➢
Audit-Related Fees.  BDO billed or expected to bill us $120,000 and $191,000 for the fiscal years ended December 31, 2015 and 2014, respectively, for other assurance and related services that are not directly related to the performance of the annual audit or review of our financial statements.

➢
Tax Fees. BDO billed or expected to bill us $235,000 (including consultation related to mergers and acquisitions) and $20,000 for the fiscal years ended December 31, 2015 and 2014, respectively, for tax services.

➢	All Other Fees. BDO billed or expected to bill us an aggregate of zero for both fiscal years ended December 31, 2015 and 2014 for permitted non-audit services.

Applicable law and regulations provide an exemption that permits certain services to be provided by our outside auditors even if they are not pre-approved. We have not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

PART IV

ITEM 15.                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a)           The following documents are filed as part of this report:

(1)	Financial Statements. See Index to Financial Statements on page 40 above and the financial pages following page 69 below.
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

(3)
Exhibits.  The following Exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

	Exhibit No.	Description
(1)	3.1	Amended and Restated Certificate of Incorporation
(3)	3.1.1	Amendment to Amended and Restated Certificate of Incorporation
(4)	3.1.2	Amendment to Amended and Restated Certificate of Incorporation
(6)	3.1.3	Amendment to Amended and Restated Certificate of Incorporation
(7)	3.1.4	Amendment to Amended and Restated Certificate of Incorporation
(8)	3.1.5	Amendment to Amended and Restated Certificate of Incorporation
(2)	3.2	Amended and Restated By-Laws
(5)	4.1	Specimen Certificate for shares of common stock, $0.01 par value
(3)	10.1	Promissory Note dated February 9, 2000, from Robert S. Ehrlich to Arotech Corporation
(5)	10.2	Lease dated April 8, 1997, between AMR Holdings, L.L.C. and FAAC Incorporated
(6)	10.3	Lease dated February 10, 2006 between Arbor Development Company LLC and FAAC Incorporated
(13)	10.4	Lease dated October 31, 2014 between UEC Properties, LLC and UEC Electronics, LLC
(8)	10.5	Membership Interest Purchase Agreement among, inter alia, Arotech Corporation, UEC Electronics, LLC and Ufkes Holdings, LLC dated April 1, 2014
(8)	10.6	Amended and Restated Credit Agreement among Arotech Corporation, FAAC Incorporated and Fifth Third Bank dated March 31, 2014
(9)	10.7	Joinder Agreement between UEC Electronics, LLC and Fifth Third Bank dated April 1, 2014
(9)	10.8	Security Agreement between UEC Electronics, LLC and Fifth Third Bank dated April 1, 2014
(9)	10.9	Guaranty from UEC Electronics, LLC to Fifth Third Bank dated April 1, 2014
(9)	10.10
Patent and Trademark Security Agreement among Arotech Corporation,  FAAC Incorporated, Electric Fuel Battery Corporation and Fifth Third Bank dated March 31, 2014 [a substantially identical agreement was executed by UEC Electronics, LLC]

† (10)	10.11	Fourth Amended and Restated Employment Agreement, dated November 14, 2014 and effective as of October 1, 2014, among Arotech Corporation, Epsilor-EFL and Steven Esses
† (17)	10.12	Fifth Amended and Restated Employment Agreement, dated February 16, 2016 and effective as of July 1, 2016, among Arotech Corporation, Epsilor-EFL and Steven Esses
† (10)	10.13	Second Amended and Restated Consulting Agreement, dated November 14, 2014 and effective as of October 1, 2014, between Arotech Corporation and Sampen Corporation
† (11)	10.14	Sixth Amended and Restated Employment Agreement, dated May 13, 2013 and effective as of May 1, 2013, among us, Epsilor-EFL and Robert S. Ehrlich
† (8)	10.15	Third Amended and Restated Employment Agreement between Arotech Corporation and Thomas J. Paup dated May 13, 2013 and effective as of May 1, 2013
† (12)	10.15.1	Amendment dated January 14, 2015 to Third Amended and Restated Employment Agreement, dated May 13, 2013 and effective as of May 1, 2013, between Arotech Corporation and Thomas J. Paup
† (13)	10.16	Arotech Corporation 2007 Non-Employee Director Equity Compensation Plan
† (14)	10.17	Arotech Corporation 2009 Equity Incentive Plan
(16)	10.18	Stock Purchase Agreement dated as of February 2, 2016 between Arotech Corporation and Admiralty Partners, Inc.
(18)	10.18.1	Amendment dated February 23, 2016 to Stock Purchase Agreement dated as of February 2, 2016 between Arotech Corporation and Admiralty Partners, Inc.
(16)	10.19	Consulting Agreement dated February 2, 2016 between Arotech Corporation and Admiralty Partners, Inc.
(16)	10.20	Registration Rights Agreement dated as of February 2, 2016 between Arotech Corporation and Admiralty Partners, Inc.
(18)	10.21	Voting Agreement dated as of February 23, 2016 between Arotech Corporation and Admiralty Partners, Inc.
(19)	10.22	Credit Agreement between JPMorgan Chase Bank, N.A. and Arotech Corporation and certain of Arotech Corporation’s subsidiaries dated March 11, 2016
(19)	10.23	Pledge and Security Agreement between JPMorgan Chase Bank, N.A. and Arotech Corporation and certain of Arotech Corporation’s subsidiaries dated March 11, 2016
(19)	10.24	Patent and Trademark Security Agreement between JPMorgan Chase Bank, N.A. and Arotech Corporation and certain of Arotech Corporation’s subsidiaries dated March 11, 2016
(15)	21.1	List of Subsidiaries of Arotech Corporation

*	23.1	Consent of BDO USA, LLP
*	31.1
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

*	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Includes management contracts and compensation plans and arrangements
(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-73256), which became effective on February 23, 1994
(2)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-97944), which became effective on February 5, 1996
(3)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000
(4)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003
(5)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004
(6)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013
(9)	Incorporated by reference to our Current Report on Form 8-K filed April 1, 2014
(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014
(11)	Incorporated by reference to our Current Report on Form 8-K filed December 24, 2014
(12)	Incorporated by reference to our Current Report on Form 8-K filed January 14, 2015
(13)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-146752), which became effective on October 17, 2007
(14)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-160717), which became effective on July 21, 2009
(15)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2014
(16)	Incorporated by reference to our Current Report on Form 8-K filed February 3, 2016
(17)	Incorporated by reference to our Current Report on Form 8-K filed February 19, 2016
(18)	Incorporated by reference to our Current Report on Form 8-K filed February 25, 2016
(19)	Incorporated by reference to our Current Report on Form 8-K filed March 14, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AROTECH CORPORATION

By:	/s/ Steven Esses
Name: Steven Esses
Title: President and Chief Executive Officer

Date:	March 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Esses	President, Chief Executive Officer and Director	March 15, 2016
Steven Esses	(Principal Executive Officer)

/s/ Thomas J. Paup	Senior Vice President – Finance and Chief Financial Officer	March 15, 2016
Thomas J. Paup	(Principal Financial Officer)

/s/ Colin Gallagher	Controller	March 15, 2016
Colin Gallagher	(Principal Accounting Officer)

/s/ Robert S. Ehrlich	Executive Chairman of the Board and Director	March 15, 2016
Robert S. Ehrlich

/s/ Jay M. Eastman	Director	March 15 , 2016
Dr. Jay M. Eastman

/s/ Michael E. Marrus	Director	March 15, 2016
Michael E. Marrus

/s/ Richard I. Rudy	Director	March 15, 2016
Richard I. Rudy

/s/ Kenneth W. Cappell	Director	March 15, 2016
Kenneth W. Cappell

	Director	March , 2016
Jon B. Kutler

/s/ Carol J. Battershell	Director	March 15, 2016
Carol J. Battershell

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arotech Corporation:
Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of Arotech Corporation (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arotech Corporation at December 31, 2015 and 2014, and the results of its operations and its cash flows for the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arotech Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan
March 15, 2016

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In U.S. dollars

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,608,420	$11,291,784
Restricted collateral deposits	89,985	236,428
Trade receivables	17,401,479	17,595,811
Unbilled receivables	12,132,484	15,937,060
Other accounts receivable and prepaid expenses	1,007,358	1,155,548
Inventories	9,607,836	9,811,783
Total current assets	50,847,562	56,028,414
LONG TERM ASSETS:
Contractual and Israeli statutory severance pay fund	5,384,024	4,961,918
Other long term receivables	23,403	23,482
Property and equipment, net	6,440,270	6,462,949
Other intangible assets, net	9,334,730	11,840,365
Goodwill	45,463,027	45,422,219
Total long term assets	66,645,454	68,710,933
Total assets	$117,493,016	$124,739,347

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In U.S. dollars

	December 31,
	2015	2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$5,914,042	$6,772,082
Other accounts payable and accrued expenses	5,560,040	9,105,214
Current portion of long term debt	4,362,438	4,380,730
Short term bank credit	4,060,000	33,238
Deferred revenues	6,879,815	7,826,178
Total current liabilities	26,776,335	28,117,442
LONG TERM LIABILITIES:
Contractual and accrued Israeli statutory severance pay	7,516,980	7,051,630
Long term portion of debt	11,856,522	16,934,360
Deferred income tax liability	7,031,564	6,117,021
Other long term liabilities	264,244	163,446
Total long-term liabilities	26,669,310	30,266,457
Total liabilities	53,445,645	58,383,899
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of December 31, 2015 and 2014; Issued and outstanding: 24,697,335 and 24,533,121 shares as of December 31, 2015 and 2014, respectively	246,973	245,331
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of December 31, 2015 and 2014; No shares issued or outstanding as of December 31, 2015 and 2014	–	–
Additional paid-in capital	246,591,415	245,970,742
Accumulated deficit	(182,554,637)	(179,609,611)
Notes receivable from stockholders	(908,054)	(908,054)
Accumulated other comprehensive income	671,674	657,040
Total stockholders’ equity	64,047,371	66,355,448
Total liabilities and stockholders’ equity	$117,493,016	$124,739,347

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

In U.S. dollars

	December 31,
	2015	2014	2013
Revenues	$96,573,947	$103,562,349	$88,571,428

Cost of revenues	68,456,322	70,854,737	64,480,140
Research and development expenses	3,969,419	3,322,449	2,955,883
Selling and marketing expenses	5,373,421	5,921,338	5,617,705
General and administrative expenses	16,339,027	17,261,358	10,886,959
Amortization of intangible assets	3,043,536	2,696,740	1,091,126
Total operating costs and expenses	97,181,725	100,056,622	85,031,813

Operating income (loss)	(607,778)	3,505,727	3,539,615

Other income (expense), net	(24,181)	2,512,560	269,931
Financial expense, net	(1,152,121)	(1,507,489)	(482,856)
Total other income (expense)	(1,176,302)	1,005,071	(212,925)
Income (loss) from continuing operations before income tax expense	(1,784,080)	4,510,798	3,326,690

Income tax expense	1,160,946	1,023,837	1,052,720
Income (loss) from continuing operations	(2,945,026)	3,486,961	2,273,970
Loss from discontinued operations	–	–	(121,619)
Net income (loss)	(2,945,026)	3,486,961	2,152,351
Other comprehensive income (loss), net of $0 income tax
Foreign currency translation adjustment	14,634	(1,205,589)	627,768
Comprehensive income (loss)	$(2,930,392)	$2,281,372	$2,780,119

Income per share of common stock:
Basic – continuing operations	$(0.12)	$0.16	$0.14
Basic – discontinued operations	$–	$–	$(0.01)
Basic net income (loss) per share	$(0.12)	$0.16	$0.13

Diluted – continuing operations	$(0.12)	$0.15	$0.13
Diluted – discontinued operations	$–	$–	$(0.01)
Diluted net income (loss) per share	$(0.12)	$0.15	$0.12

Weighted average number of shares used in computing basic net income (loss) per share	23,687,733	21,934,532	16,507,848

Weighted average number of shares used in computing diluted net income (loss) per share	23,687,733	22,537,272	17,110,588

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In U.S. dollars

					Notes	Accumulated
			Additional		receivable	other	Total
	Common stock		paid-in	Accumulated	From	comprehensive	stockholders’
	Shares	Amount	capital	deficit	stockholders	income	equity
Balance as of January 1, 2015	24,533,121	$245,331	$245,970,742	$(179,609,611)	$(908,054)	$657,040	$66,355,448
Stock based compensation	–	–	622,315	–	–	–	622,315
Restricted stock issued	57,028	570	(570)	–	–	–	–
Restricted stock units vested	107,186	1,072	(1,072)	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	14,634	14,634
Net loss	–	–	–	(2,945,026)	–	–	(2,945,026)
Balance as of December 31, 2015	24,697,335	$246,973	$246,591,415	$(182,554,637)	$(908,054)	$671,674	$64,047,371

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In U.S. dollars

					Notes	Accumulated
			Additional		receivable	other	Total
	Common stock		paid-in	Accumulated	From	comprehensive	stockholders’
	Shares	Amount	capital	deficit	stockholders	income (loss)	Equity
Balance as of January 1, 2014	20,163,163	$201,632	$229,917,341	$(183,096,572)	$(908,054)	$1,862,629	$47,976,976
Stock based compensation	–	–	1,411,970	–	–	–	1,411,970
Restricted stock issued	344,106	3,441	(3,441)	–	–	–	–
Sale of stock – public offering, net of offering costs	3,289,000	32,890	10,665,282	–	–	–	10,698,172
Purchase of treasury shares	(100,000)	(1,000)	(228,042)	–	–	–	(229,042)
Issuance of stock – acquisition	775,000	7,750	4,208,250	–	–	–	4,216,000
Restricted stock units vested	61,852	618	(618)	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	(1,205,589)	(1,205,589)
Net income	–	–	–	3,486,961	–	–	3,486,961
Balance as of December 31, 2014	24,533,121	$245,331	$245,970,742	$(179,609,611)	$(908,054)	$657,040	$66,355,448

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

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In U.S. dollars

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,945,026)	$3,486,961	$2,152,351
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,851,982	1,558,506	1,196,425
Amortization of intangible assets	3,043,536	2,696,740	1,091,126
Stock based compensation	622,315	1,411,970	437,306
Change in fair value of acquisition earn out liabilities	–	(2,000,000)	–
(Gain) loss from sale of property and equipment	(781,023)	12,809	16,418
Deferred tax provision	914,543	598,500	598,500
Changes in continuing operating assets and liabilities:
Trade receivables	194,332	(2,529,966)	(2,723,162)
Unbilled receivables	3,804,576	2,337,691	4,910,084
Other accounts receivable and prepaid expenses	148,269	582,502	(219,664)
Inventories	203,947	809,827	(41,241)
Severance pay, net	43,244	38,463	95,695
Trade payables	(858,040)	(1,143,632)	(2,049,119)
Other accounts payable and accrued expenses	(944,376)	6,480	1,805,568
Deferred revenues	(946,363)	(464,211)	3,221,993
Discontinued operations	–	–	(291,410)
Net cash provided by operating activities	4,351,916	7,402,640	10,200,870
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of UEC(1)	–	(29,113,655)	–
Changes in restricted collateral deposits	146,443	262,067	(312,189)
Purchase of property and equipment	(2,002,104)	(2,122,886)	(1,701,110)
Additions to capitalized software development	(537,901)	(377,954)	(3,675)
Proceeds from sale of property and equipment	953,824	25,892	25,898
Discontinued operations	–	–	44,827
Net cash used in investing activities	$(1,439,738)	$(31,326,536)	$(1,946,249)

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

In U.S. dollars

	2015	2014	2013

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	$(5,096,130)	$(3,110,640)	$(878,490)
Proceeds from long term debt	–	22,500,000	–
Change in short term bank credit	4,026,762	33,238	(9,787,779)
Purchase of treasury stock	–	(229,042)	–
Payment of acquisition related earnout	(2,500,000)	–	–
Proceeds from sale of common stock, net of offering costs	–	10,698,173	6,338,449
Discontinued operations	–	–	(49,634)
Net cash provided by (used in) financing activities	(3,569,368)	29,891,729	(4,377,454)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(657,190)	5,967,833	3,877,167
CASH DIFFERENCES DUE TO EXCHANGE RATE CHANGES	(26,174)	(497,374)	256,983
NET CHANGE IN CASH AND CASH EQUIVALENTS - DISCONTINUED	–	–	106,548
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	11,291,784	5,821,325	1,580,627
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$10,608,420	$11,291,784	$5,821,325
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid during the year	$1,084,710	$1,004,052	$420,505
Taxes on income paid during the year	679,055	256,246	93,004
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Common stock issued in acquisition of UEC	$–	$4,216,000	$–

______________
(1)	On April 1, 2014, the Company acquired all of the outstanding membership interests of UEC Electronics, LLC (“UEC”). The cash portion of the transaction is summarized as follows:

Cash paid at closing	28,000,000
Net working capital adjustment (paid in May 2014)	1,206,245
Cash acquired	(92,590)
Total	$29,113,655

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:–                        GENERAL

a.           Corporate structure:

Arotech Corporation (“Arotech”) and its wholly-owned subsidiaries (the “Company”) provide defense and security products for the military, law enforcement, emergency services and homeland security markets, including advanced zinc-air and lithium batteries and chargers, and multimedia interactive simulators/trainers. The Company operates primarily through its wholly-owned subsidiaries FAAC Incorporated, a Michigan corporation located in Ann Arbor, Michigan (Training and Simulation Division) with locations in Royal Oak, Michigan and Orlando, Florida; Epsilor-Electric Fuel Ltd. (“Epsilor-EFL”), an Israeli corporation located in Beit Shemesh, Israel (between Jerusalem and Tel-Aviv) and in Dimona, Israel (in Israel’s Negev desert area) (Power Systems Division); UEC Electronics, LLC (“UEC”), a South Carolina limited liability company located in Hanahan, South Carolina (Power Systems Division).  Pursuant to a management decision in the fourth quarter of 2011 and sale in 2012, the Company’s Armor Division, consisting of M.D.T. Protective Industries, Ltd., based in Lod, Israel, and MDT Armor Corporation, based in Auburn, Alabama, along with the trade name of Armor of America Incorporated, are reflected as discontinued operations for all periods presented.

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

The Company retained the facility used by the Armor operations and leased it to the buyer of those operations under a three year operating lease for approximately $9,300 per month.  As of December 31, 2014, the Company was marketing the facility for sale, and it had no recorded book value. On February 9, 2015, the Company sold the building to the tenant for $925,000, resulting in a gain (after fees) of $895,000 which was recorded in general and administrative expenses on the income statement.  On that same date, the existing mortgage and building sublease were terminated and this ended any obligation the Company had in relation to the property.

c.           Related parties

Sampen Corporation
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

Pursuant to the terms of the Company’s agreement with Sampen, Sampen provides one of its employees to the Company for such employee to serve as our President and Chief Executive Officer of the Company. The Company pays Sampen $8,960 per month, plus an annual bonus, if certain performance criteria are met, on a sliding scale, in an amount equal to a minimum of 25% of Sampen’s annual base compensation then in effect, up to a maximum of 75% of its annual base compensation then in effect if the results the Company actually attained for the year in question are 110% or more of the amount the Company budgeted at the beginning of the year. The Company also pays Sampen to cover the cost of the Company’s use of Sampen’s offices as an ancillary New York office and the attendant expenses and insurance costs, an amount equal to 16% of each monthly payment of base compensation.

During the years ended December 31, 2015, 2014 and 2013, the Company incurred a total expenses of $124,720, $124,720 and $148,723, respectively, related to Sampen.

On February 16, 2016, the Company notified Sampen that it will terminate its consulting agreement effective June 30, 2016.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:–                        GENERAL (Cont.)

Note Receivable
On February 9, 2000, Mr. Ehrlich, the Company’s Executive Chairman of the Board, exercised 9,404 stock options. Mr. Ehrlich paid the exercise price of the stock options and certain taxes that the Company paid on his behalf by giving the Company a non-recourse promissory note due in 2025 in the amount of $329,163, originally bearing annual interest at 1% over the then-current federal funds rate announced from time to time by the Wall Street Journal, secured by the shares of the Company’s common stock acquired through the exercise of the options and certain compensation due to Mr. Ehrlich upon termination.  As of December 31, 2015 and 2014, the aggregate amount outstanding pursuant to this promissory note was $452,995. Additionally, there is a former employee with the same arrangement with an outstanding promissory note of $455,059.  Effective 2008, the Company no longer accrues interest on these promissory notes.

UEC Facility Headquarters
On October 31, 2014, the Company entered into a lease agreement with UEC Properties, LLC, a company controlled by the former owners of UEC, and now employees and shareholders’ of the Company, for land and buildings that represent the headquarters of UEC Electronics.   The lease term with UEC Properties commenced on January 1, 2015 and it extends for ten years, expiring on December 31, 2024.  The 2015 monthly lease payment is $28,862 and increases at a rate of 2.5% per year through the term of the lease.  Lease expense recognized in 2014 was $346,344.  Upon written notice, the Company and UEC Properties, LLC, may elect to terminate the lease after five years.

Admiralty Partners
On February 3, 2016, the Company entered into a consulting agreement with Admiralty Partners, a business controlled by a member of the Board of Directors, for a period of three years.  In exchange, the Company will pay an annual fee equal to the difference between total accrued compensation of the Board member and $125,000.  The agreement can be terminated by either party upon sufficient written notice.  See Note 20 – Subsequent Events.

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

b.           Financial Statements in U.S. Dollars:

A majority of the revenues of the Company are generated in U.S. dollars (“dollars”). In addition, a substantial portion of the Company’s costs are incurred in dollars. Management believes that the dollar is the primary currency of the economic environment in which the Company operates. Thus, the functional and reporting currency of the Company including most of its subsidiaries is the dollar. Accordingly, monetary accounts maintained in currencies other than dollars are re-measured into dollars, with resulting gains and losses reflected in the consolidated statements of comprehensive income as financial income or expenses, as appropriate.

The majority of transactions of Epsilor-EFL are in New Israel Shekels (“NIS”) and a substantial portion of Epsilor-EFL’s costs is incurred in NIS. Management believes that the NIS is the functional currency of Epsilor-EFL. Accordingly, the financial statements of Epsilor-EFL have been translated into dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of comprehensive income amounts have been translated using the weighted average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                        SIGNIFICANT ACCOUNTING POLICIES (Cont.)

c.          Cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less when acquired.

d.           Restricted collateral deposits:

Restricted collateral deposits are primarily invested in highly liquid deposits which are used as a security for the Company’s performance guarantees at FAAC and Epsilor-EFL.

e.           Inventories:

Inventories are stated at the lower of cost or market value. Inventory write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence and for market prices lower than cost. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made to write inventory down to its market value. In 2015, 2014, and 2013, the Company wrote off approximately $321,000, $509,000, and $186,000 respectively, of obsolete inventory, which has been included in the cost of revenues.

Cost is determined as follows:

Raw and packaging materials – by the average cost method or FIFO.

Work in progress – represents the cost of manufacturing including allocable indirect and direct manufacturing costs.

Finished products

f.           Property and equipment:

Property and equipment are stated at cost net of accumulated depreciation and investment grants received from the State of Israel for investments in fixed assets under the Law for the Encouragement of Capital Investments, 5719-1959 (the “Investments Law”). The Company did not receive any investment grants in 2015, 2014, or 2013, respectively.

Depreciation is calculated by the straight-line method over the following estimated useful lives of the assets:

Depreciable life (in years)

Computers and related equipment	3 to5
Motor vehicles	5 to7
Office furniture and equipment	3 to5
Machinery, equipment and installations	5 to 10
Buildings	30
Land	Not depreciated
Leasehold improvements	Shorter of the term of the lease or the life of the asset
Demo inventory	3 to 5

The Company tests long-lived asset groups for recoverability when changes in circumstances indicate the carrying value may not be recoverable, for example, when there are material adverse changes in projected revenues or expenses, significant underperformance relative to historical or projected operating results, or significant negative industry or economic trends. We also perform a test for recoverability when management has committed to a plan to sell or otherwise dispose of an asset group. We evaluate recoverability of an asset group by comparing its carrying value to the future net undiscounted cash flows that we expect will be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the estimated fair value. When we recognize an impairment loss for assets to be held and used, we depreciate the adjusted carrying amount of those assets over their remaining useful life.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                        SIGNIFICANT ACCOUNTING POLICIES (Cont.)

g.           Goodwill and Other Intangible Assets:

Goodwill may result from our business acquisitions.  Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics, including the forecast discounted cash flows associated with each reporting unit.  As of December 31, 2015, we had recorded goodwill of $45.5 million.  We allocate goodwill acquired in a business combination to the appropriate reporting unit as of the acquisition date. Our two reporting units, Training and Simulation and our Power Systems Divisions are also our reportable segments.  The associated goodwill was determined when the specific businesses in the reportable segments were purchased.  For the Training and Simulation Division and the Power Systems Division, we have recorded goodwill amounting to $24.4 million and $21.1 million, respectively.

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

The Company also maintains other indefinite-lived intangible assets and definite-lived intangible assets.  The indefinite-lived intangible assets are not amortized but are tested for impairment on at least an annual basis or when determined to have a finite useful life.  Substantially all of the indefinite-lived intangible assets are trademarks.  Definite-lived intangible assets are reviewed for recoverability when changes in circumstances indicate the carrying value may not be recoverable, for example, when there are material adverse changes in projected revenues or expenses, significant underperformance relative to historical or projected operating results, or significant negative industry or economic trends.  If the comparison indicates that the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the estimated fair value.

h.           Revenue recognition:

The Company is a defense and security products and services company, engaged in two business areas: interactive simulation for military, law enforcement and commercial markets; and power systems and batteries for the military, commercial and medical markets. During 2015, 2014 and 2013, the Company recognized revenues (i) from the sale and customization of interactive training systems and from the maintenance services in connection with such systems (Training and Simulation Division); (ii) from the sale of batteries, chargers and adapters, and under certain development contracts with the U.S. Army (Power Systems Division); and (iii) from the sale of lifejacket lights (Power Systems Division).

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

i.           Trade receivables

The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on its history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and its relationships with, and the economic status of, its customers. During the years ended December 31, 2015 and 2014, the Company made no provisions or had any recoveries of doubtful accounts and had no reserves at either year end. The Company believes its exposure to concentrations of credit risk is limited due to the nature of its operations.

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

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                        SIGNIFICANT ACCOUNTING POLICIES (Cont.)

k.           Research and development cost:

The Company capitalizes certain software development costs, subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model or a detailed program design. Research and development costs incurred in the process of developing product improvements or new products are generally charged to expenses as incurred. Significant costs incurred by the Company between completion of the working model or a detailed program design and the point at which the product is ready for general release have been capitalized. Capitalized software costs will be amortized by the greater of the amount computed using: (i) the ratio that current gross revenues from sales of the software bears to the total of current and anticipated future gross revenues from sales of that software, or (ii) the straight-line method over the estimated useful life of the product (one to three years). The Company assesses the net realizable value of this intangible asset on a regular basis by determining whether the amortization of the asset over its remaining life can be recovered through undiscounted future operating cash flows from the specific software product sold. Based on its most recent analyses, management believes that no impairment of capitalized software development costs exists as of December 31, 2015.

In 2015 and 2014, the Training and Simulation Division capitalized approximately $538,000 and $378,000, respectively, in software development costs that will be amortized on a straight-line method over 2 years, the useful life of the software.

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

The Company had no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements as of December 31, 2015 and 2014.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                        SIGNIFICANT ACCOUNTING POLICIES (Cont.)

n.           Basic and diluted net income per share:

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each year.  For periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of share of common stock outstanding during the period.  Diluted net income per share is derived, using the “treasury stock” method, based on the weighted average number of shares of common stock outstanding during each year, plus dilutive common stock equivalents related to participating securities, including outstanding stock options and non-vested restricted stock. The total weighted average number of shares related to the outstanding common stock equivalents excluded from the calculations of diluted net income per share was none, 602,740, and 611,700 for the years ended December 31, 2015, 2014, and 2013 respectively.

o.           Accounting for stock-based compensation:

Stock-based awards to employees are recognized as compensation expense based on the calculated fair value on the date of grant. The costs are amortized over the straight line vesting period.  The Company did not grant any stock options in 2015 or 2014. The Company typically uses a 5-10% forfeiture rate for restricted stock and restricted stock units and adjusts both forfeiture rates based on historical forfeitures. Each restricted stock unit is equal to one share of Company stock and is redeemable only for stock.

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

The carrying amounts of cash and cash equivalents, restricted collateral deposits, trade and other receivables, short-term bank credit, and trade payables approximate their fair value due to the short-term maturity of such instruments (Level 1).

The fair values of long-term promissory notes are estimated by discounting the future cash flows using current interest rates for loans of similar terms and maturities. The carrying amount of the long-term liabilities approximates their fair value (Level 3).

q.           Severance pay:

The Company’s liability for severance pay for its Israeli employees is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date. Israeli employees are entitled to one month’s salary for each year of employment, or a portion thereof. The Company’s liability for all of its Israeli employees is fully provided for by monthly deposits into severance pay funds held by insurance companies on behalf of the employees, insurance policies and by accrual. The fair value of these funds, which are considered Level 2 fair value measurements, is recorded as an asset in the Company’s consolidated balance sheet.

In addition, according to certain employment agreements, the Company is obligated to provide for a special severance pay in addition to amounts due to certain employees pursuant to Israeli severance pay law. During the years ended December 31, 2015, 2014 and 2013, the Company had made provisions of $143,000, $124,000, and $49,000, respectively, for this special severance pay. As of December 31, 2015, 2014 and 2013, the unfunded severance pay in that regard amounted to $1,387,000, $1,441,000, and $1,317,000, respectively.

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

Severance expenses from continuing operations for the years ended December 31, 2015, 2014, 2013, amounted to $625,000, $779,000, and $410,000, respectively.

r.           Advertising costs:

The Company records advertising costs as incurred. Advertising expense for the years ended December 31, 2015, 2014, and 2013 was approximately $159,000, $111,000, and $71,000, respectively.

s.           New accounting pronouncements:

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

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                        SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In September 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-16, Business Combination (Topic 805):  Simplifying the Accounting for Measurement-Period Adjustments.  This change eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination and requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified.  The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes.  The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, with early adoption permitted.  The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent on the consolidated balance sheets. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company early adopted this new guidance on a prospective basis as a change in accounting policy and therefore prior periods were not retrospectively adjusted.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.  No other new accounting pronouncements issued or effective during 2015 have had or are expected to have a significant impact on the Company’s consolidated financial statements.

t.            Share repurchase:

In February 2009, the Company’s Board of Directors authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of the Company’s common stock.  The repurchase program was extended in August 2015 for an additional year and the authorization expanded repurchase up to $2.0 million of the Company’s common stock.  Through December 31, 2015, the Company repurchased an aggregate of 738,611 shares of its common stock for a total of $1,084,060, net of commissions.  There were no shares repurchased during the year ended December 31, 2015.  The repurchase program is subject to management’s discretion, and expires August 10, 2016.

u.           Share-Based Payments

The Company has adopted FASB ASC 260-45-28, Share-Based Payment Arrangements, which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share using the two class method. The Company has determined that the unvested restricted stock issued to our employees and directors are “participating securities” and as such, are included, net of estimated forfeitures, in the total shares used to calculate the Company’s both the basic and diluted earnings per share.

v.           Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

w.          Reclassification:

Prior period amounts are reclassified, when necessary, to conform to the current period presentation.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                        SIGNIFICANT ACCOUNTING POLICIES (Cont.)

x.           Business Combinations:

The Company recognizes the assets acquired and liabilities assumed in business combinations on the basis of their fair values at the date of acquisition. We assess the fair value of assets, including intangible assets, using a variety of methods and each asset is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset and the appropriate discount rates for a market participant. Assets recorded from the perspective of a market participant that are determined to not have economic use for us are expensed immediately. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Transaction costs and restructuring costs associated with a business combination are expensed as incurred.

NOTE 3:–                        RESTRICTED COLLATERAL DEPOSITS

The following is a summary of restricted collateral deposits as of December 31, 2015 and 2014:

	December 31,
	2015	2014

Deposits in connection with Epsilor/EFL projects	$89,985	$90,286
Deposits in connection with FAAC projects	–	146,142
Total restricted collateral deposits	$89,985	$236,428

NOTE 4:–                        OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

The following is a summary of other accounts receivable and prepaid expenses as of December 31, 2015 and 2014:

	December 31,
	2015	2014

Government authorities	$307,339	$253,320
Employees	65,990	81,150
Prepaid expenses	625,511	819,386
Other	8,518	1,692
Total	$1,007,358	$1,155,548

NOTE 5:–                        INVENTORIES

The following is a summary of inventories as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Raw and packaging materials	$8,184,476	$8,195,623
Work in progress	760,585	683,083
Finished products	662,775	933,077
Total	$9,607,836	$9,811,783

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 6:–                        PROPERTY AND EQUIPMENT, NET

a.           Composition of property and equipment is as follows:

	December 31,
	2015	2014
Cost:
Computers and related equipment	$2,703,721	$3,303,357
Motor vehicles	831,925	624,562
Office furniture and equipment	1,512,663	1,590,124
Machinery, equipment and installations	7,284,986	7,678,040
Buildings	1,603,374	1,430,925
Land	300,000	300,000
Leasehold improvements	1,982,552	1,852,066
Demo inventory	2,288,031	2,286,159
	18,507,252	19,065,233
Accumulated depreciation:
Computers and related equipment	2,222,724	2,661,174
Motor vehicles	298,881	295,298
Office furniture and equipment	1,237,923	1,175,897
Machinery, equipment and installations	5,266,579	5,675,452
Buildings	300,196	222,486
Leasehold improvements	1,012,810	1,097,739
Demo inventory	1,727,869	1,474,238
	12,066,982	12,602,284
Property and equipment, net	$6,440,270	$6,462,949

b.           Depreciation expense amounted to $1,851,982, $1,558,506 and $1,196,425 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

A summary of the goodwill by business segment is as follows:

	December 31, 2014	Additions	Adjustments (currency)	December 31, 2015
Training and Simulation Division	$24,435,641	$–	$–	$24,435,641
Power Systems Division	20,986,578	–	40,808	21,027,386
Total	$45,422,219	$–	$40,808	$45,463,027

We completed our annual goodwill impairment review using the financial results as of the quarter ended December 31, 2015, using our forecasted plan developed in the fourth quarter.

With respect to our Training and Simulation Division, we determined, using qualitative factors, that goodwill was not impaired.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 7:–                        GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Cont.)

For our Power Systems Division, we determined that it was necessary to perform a quantitative assessment of our goodwill for the purpose of determining whether a goodwill impairment existed at December 31, 2015.  When conducting this analysis, we identified the four factors necessary to ensure the accuracy and completeness of our analysis.

1.
We engaged third party valuation experts with a detailed understanding of our Power Systems Division, to perform a valuation of the Power Systems Division on a going concern basis.  The fair value was defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at December 31, 2015.

2.
We evaluated whether the financial performance realized in 2015 was a result of discrete matters that are considered highly unlikely to recur in the future or whether the matters were systemic in nature that might result in a downturn of the reporting unit.

3.	We engaged third party consultants to validate our 2016 budget used in our discounted cash flow analysis.

4.	We prepared a discounted cash flow analysis over a five year period so as to derived a reasonable view of the cash flows that the Power Systems Division would generate from 2016-2020.

Key valuation assumptions
Inherent in a valuation of a firm is the reliance on key assumptions, including, but not limited to, the cash flows of the reporting unit, weighted average cost of capital (“WACC”), and terminal growth rates of the Company.  In evaluating our key variables, we concluded, consistent with 2014, that our WACC and terminal growth rates of the Company were approximately 12% and 3%, respectively. With all other assumptions remaining constant, to the extent that either the WACC increases by 0.5% or the terminal growth rate decreases by 0.5%, we may determine that proceeding to step 2 of the impairment analysis, as indicated in ASC 350-10, is necessary.

As part of our of our annual budget process and in light of the operating losses of the reporting unit in 2015, the Power Systems Division prepared its 2016 budget and provided a prospective view of their various businesses, including key products, new and existing markets and customers, production processes, and insight into the future growth of the business. To the extent that there is a significant economic downturn, a freeze in military spending, a loss of a major contract or customer, or a significant shift of pre-existing customer arrangement to future years, we may need to evaluate goodwill for impairment in between the annual measurement period if events and circumstances indicate that it is more likely than not the asset is impaired.

As a result of our quantitative analysis, in which we computed the fair value of the Power Systems Division, we concluded that the fair value of the reporting unit exceeded the reporting unit’s carrying value by approximately 2%. We will continue to monitor the actual results of the reporting unit against our plan and re-evaluate goodwill as required in between the annual measurement period if events and circumstances indicate that it is more likely than not the asset is impaired.

We also consider our current market capitalization compared to the sum of the estimated fair values of our reporting units in conjunction with each impairment assessment. As part of this consideration, management recognizes that our market capitalization may not be an accurate representation of the sum of the reporting unit fair values for the following reasons:

·	The long term horizon of the valuation process versus a short term valuation using current market conditions;

·	The valuation by individual business segments versus the market share value based on our company as a whole including unallocable corporate costs;

·
The fact that our stock is thinly traded and widely dispersed with minimal institutional ownership, and thus not followed by major market analysts, leading management to conclude that the market in our securities was not acting as an informationally efficient reflection of all known information regarding us; and

·	Control premiums reflected in the reporting unit fair values but not in our stock price.

As of the December 31, 2015 valuation date, our market capitalization was approximately $50.4 million, which did not, in management’s view, suggest that the fair value estimates used in its impairment assessment required any adjustment.

As a result of these analyses, we concluded that the goodwill recorded in relation to the Power Systems Division was not impaired at December 31, 2015.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 7:–                        GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Cont.)

b.           Other intangible assets:

		December 31,
		2015		2014
	Original Useful life	Cost	Net book value	Cost	Net book value
Technology	4 - 8 years	$9,988,000	$2,377,250	$9,988,000	$2,970,500
Capitalized software costs	1 - 3 years	4,609,946	630,230	4,072,045	347,740
Trademarks	10 years	28,000	5,600	28,000	8,400
Backlog/customer relationship	1 - 10 years	2,844,000	38,650	2,844,000	598,725
Covenant not to compete	6 years	400,000	304,000	400,000	382,000
Customer list	2 - 10 years	14,173,645	5,180,000	14,173,645	6,734,000
		32,043,591	$8,535,730	31,505,690	$11,041,365
Less - accumulated amortization		(23,507,861)		(20,464,325)
Amortized cost		8,535,730		11,041,365
Trademarks (indefinite lives)		799,000		799,000
Net book value		$9,334,730		$11,840,365

Amortization expense amounted to $3,043,536, $2,696,740 and $1,091,126 for the years ended December 31, 2015, 2014 and 2013, respectively, including amortization of capitalized software costs of $255,000, $378,000 and $366,000, respectively.

c.           Estimated amortization expenses, using both straight line and accelerated amortization methods, for the years shown is as follows:

Year ending December 31,
2016	$2,850,935
2017	2,019,545
2018	1,266,750
2019	885,000
2020	574,500
Thereafter	939,000
Total	$8,535,730

Goodwill and other intangible assets are adjusted on a quarterly basis for any change due to currency fluctuations and any variation is included in the accumulated other comprehensive income on the consolidated balance sheets.

NOTE 8:–                        SHORT-TERM BANK CREDIT AND LOANS

The Company’s FAAC subsidiary has a $15,000,000 line of credit (the “Line of Credit”) with Fifth Third Bank (the “Bank”) at a rate of LIBOR plus 3.00%, secured by the assets and receivables of FAAC and by the assets and receivables of Arotech and EFB. Additionally, Arotech and EFB are guarantors of the Line of Credit.  The effective interest rate on the line of credit at December 31, 2015 was 3.24%.

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

Effective at the end of the second quarter 2015, the Bank eliminated the covenant that provided that UEC’s earnings before interest, taxes, depreciation and amortization with certain add-backs (“EBITDA”), may not be less than $4,500,000 for any trailing twelve-month period ending at the end of a fiscal quarter.  In addition, during the fiscal quarter ended September 30, 2015, the Company obtained a waiver from the Bank with respect to maintaining a minimum fixed charge coverage ratio of 1.25 to 1.  The Company was required to prepare quarterly covenant calculations and provide compliance certificates to its former primary lender.  With the onset of the new bank agreement described in Note 20, the requirement to submit its December 31, 2015 covenants was discharged thereby eliminating the requirement to obtain a waiver for the period.

Pursuant to the requirements of the Amended Credit Agreement, the Company was required to deliver an Interest Rate Swap agreement fixing the interest rate of 1.37% on approximately $9.0 million of the outstanding term loans associated with the acquisition of UEC. Accordingly, in April 2014, the Company entered into an interest rate swap for a notional amount of $9.0 million. The expiration date of this interest rate swap is April 1, 2019. The fair value of the interest rate swap liability $34,000 and $51,000 at December 31, 2015 and December 31, 2014, respectively. The liability is included in accrued expenses and the change in fair value is recorded through financial expenses.

Effective March 11, 2016, the Company entered into a Credit Facilities agreement with JPMorgan Chase Bank, thereby replacing the credit agreement with Fifth Third Bank.

See Note 20 – Subsequent Events.

NOTE 9:–                        OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following is a summary of other accounts payable and accrued expenses as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Employees and payroll accruals	$3,310,170	$4,254,140
Accrued vacation pay	1,073,348	1,203,552
Accrued expenses	829,240	589,380
Government authorities	347,282	558,142
Earn-out liability	–	2,500,000
Total	$5,560,040	$9,105,214

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 10:–                      COMMITMENTS AND CONTINGENT LIABILITIES

a.           Royalty commitments:

Under Epsilor-EFL’s research and development agreements with the Office of the Chief Scientist (“OCS”), and pursuant to applicable laws, Epsilor-EFL is required to pay royalties at the rate of 3%-3.5% of net sales of products developed with funds provided by the OCS, up to an amount equal to 100% of research and development grants received from the OCS. Amounts due in respect of projects approved after 1999 also bear interest at the LIBOR rate. Epsilor-EFL is obligated to pay royalties only on sales of products in respect of which OCS participated in their development. Should the project fail, Epsilor-EFL will not be obligated to pay any royalties or refund the grants.  During 2015, 2014 and 2013, Epsilor-EFL received grants in the total amount of $322,820, $177,918 and zero, respectively.

Royalties expensed for the year ended December 31, 2013 to the OCS amounted to $14,997.  No royalties were expensed for 2015 and 2014, respectively.

b.           Lease commitments:

The Company rents its facilities under various operating lease agreements, which expire on various dates through 2019, with an option to renew the building lease, through 2025   The minimum rental payments under non-cancelable operating leases are as follows:

December 31	Minimum rental payments
2016	$1,143,388
2017	1,097,275
2018	644,236
2019	395,495
2020	–
Thereafter	–
Total	$3,280,394

Total rent expenses for the years ended December 31, 2015, 2014, and 2013 were $1,404,183 and $1,366,192, and $887,796, respectively.

c.           Guarantees:

The Company obtained bank guarantees in the amount of $26,000 in connection with (i) obligations of one of the Company’s subsidiaries to the Israeli customs authorities, and (ii) the obligation of one of the Company’s subsidiaries to secure the return of products loaned to the Company from one of its customers.

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

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 11:–                      LONG TERM DEBT

a.           Mortgage Note, Ann Arbor, Michigan:

In July 2011, the Training and Simulation Division purchased a building for $1,500,000 containing both office and lab space.  The building was financed with a $1,100,000 mortgage loan that was obtained through the Company’s primary bank. The note requires a payment (principal and interest) of approximately $8,000 per month at an interest rate of LIBOR plus 375 basis points per annum with a balloon payment due in May 2017. The effective interest rate for the mortgage note at December 31, 2015 was 3.99%.  (See Note 8 for the relevant covenants.) In December 2012, FAAC leased surplus space of the purchased building to a non-profit organization for $6,300 per month as office space for a term of 10 years with an option to terminate the lease with a one year prior notice in May 2018.    See Note 20 – Subsequent Events.

b.           Term loans A and B – UEC acquisition:

In April 2014, pursuant to the Amended Credit Agreement, the parties to the original credit agreement agreed to amend the Line of Credit to add two term loans to it: an $18,000,000 61-month senior term loan at an interest rate of 3.75% over LIBOR, and a $4,500,000 61-month B term loan at an interest rate of 5.5% over LIBOR. As of the end of 2015, the effective interest rate on Term Loans A and B were 3.99% and 5.74%, respectively Arotech is also a guarantor of any sums due pursuant to the Amended and Restated Credit Agreement which are detailed in Note 8 above. Principal payments are made monthly for term loan A of $360,000 and quarterly for term loan B of $160,714. Interest is paid monthly for both loans.  See Note 20 – Subsequent Events.

c.           Mortgage Note, Auburn, Alabama:

In March 2007, the Company purchased space for the now-discontinued Armor Division in Auburn, Alabama for approximately $1,100,000 pursuant to a seller-financed secured purchase money mortgage. Half the mortgage is payable over ten years in equal monthly installments based on a 20-year amortization of the full principal amount, and the remaining half is payable at the end of ten years in a balloon payment. The note requires a payment (principal and interest) of approximately $9,300 per month at an interest rate of 8.0% per annum. In September 2013, the Company transferred the seller-financed mortgage to Arotech from the discontinued Armor Division. Until February 2015, the Company was leasing this building to the buyer of the Armor Division for approximately $9,300 per month under a three year lease expiring in June 2015.  On February 9, 2015, the Company sold the building to the tenant for $925,000. On that same date, the existing mortgage and existing building lease were terminated which ended any obligation the Company had for this property.

d.           Minimum loan payments:

Minimum loan payments	December 31,
2016	$4,362,438
2017	5,156,453
2018	4,297,714
2019	1,586,051
2020	816,304
Thereafter	–
Total	$16,218,960

NOTE 12:–                      COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Billings in excess of costs generated under the percentage-of-completion method are recorded as deferred revenues until the revenue recognition criteria are met. Deferred revenues include unearned amounts received under maintenance and support services and customer deposits of $251,925 and $264,339 for 2015 and 2014, respectively, and billing in excess of costs and estimated earnings on uncompleted contracts.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 12:–                      COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS (Cont.)

The following is a summary of the costs and estimated earnings on uncompleted contracts as of December 31, 2015 and 2014. Open contracts are expected to be completed in the following year. The billings in excess of costs are included in the deferred revenue line of the balance sheet:

	Year ended December 31,
	2015	2014
Costs incurred on uncompleted contracts	$235,476,048	$231,676,372
Estimated earnings	45,484,219	46,179,276
	280,960,267	277,855,648
Less billings to date	(272,058,689)	(265,026,596)
Total	$8,901,578	$12,829,052

Costs and estimated earnings in excess of billings	$12,132,484	$15,937,060
Billings in excess of costs and estimated earnings (included in deferred revenues)	(3,230,906)	(3,108,008)
Total	$8,901,578	$12,829,052

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

1.           2007 Non-Employee Director Equity Compensation Plan – 750,000 shares reserved for issuance, of which 287,022 were available for future grants to outside directors as of December 31, 2015.

2.           2009 Equity Incentive Plan – 5,000,000 shares reserved for issuance, of which 2,641,568 were available for future grants to employees and consultants as of December 31, 2015.

3.           Under these plans, restricted shares and restricted stock units generally vest after one to three years or pursuant to defined performance criteria; in the event that employment is terminated within that period, unvested restricted shares and restricted stock units generally revert back to the Company.

4.           Stock compensation expense is recorded ratably over the vesting period of the option or the restriction period of the restricted shares and restricted stock units. The stock compensation expense that has been charged in the consolidated statements of comprehensive income in respect of restricted shares and restricted stock units to employees and directors in 2015, 2014, and 2013 was $622,315, $1,411,970, and $437,306, respectively.  All stock options were fully vested as of December 31, 2012.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:–                      STOCKHOLDERS’ EQUITY (Cont.)

5.           A summary of the status of the Company’s plans and other share options, restricted shares and restricted stock units granted as of December 31, 2015 and 2014, and changes during the years ended on those dates, is presented below:

Stock Options:

	2015		2014		2013
	Amount	Weighted average exercise price	Amount	Weighted average exercise price	Amount	Weighted average exercise price

Options outstanding at beginning of year	–	$–	8,960	$5.46	12,228	$5.46
Changes during year:
Granted	–	$–	–	$–	–	$–
Exercised	–	$–	–	$–	–	$–
Forfeited	–	$–	(8,960)	$5.46	(3,268)	$5.46
Options outstanding at end of year	–	$–	–	$–	8,960	$5.46
Options vested at end of year	–	$–	–	$–	8,960	$5.46

Restricted Shares and Restricted Stock Units:

	2015		2014		2013
	Shares	Weighted average fair value at grant date	Shares	Weighted average fair value at grant date	Shares	Weighted average fair value at grant date
Non-vested at the beginning of the year	920,678	$2.99	584,746	$2.52	844,270	$1.30
Changes during year:
Restricted stock granted	57,028	$2.89	341,861	$2.60	270,550	$2.94
Restricted units granted	–	$–	163,175	$2.48	110,180	$1.67
Vested	(451,122)	$3.15	(166,110)	$2.23	(434,732)	$1.22
Forfeited	(9,632)	$2.38	(2,994)	$3.65	(205,522)	$1.41
Non-vested at the end of the year	516,952	$2.94	920,678	$2.99	584,746	$2.52
Restricted shares vested at end of year	3,405,960	$2.22	2,954,838	$2.07	2,788,728	$1.85

6.           The remaining total compensation cost related to non-vested restricted share and restricted stock unit awards not yet recognized (before applying a forfeiture rate) in the income statement as of December 31, 2015 was $244,856. The weighted average period over which this compensation cost is expected to be recognized is approximately one year.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–                      INCOME TAXES

a.           General:

As of December 31, 2015, Arotech has net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes of $40.7 million, which are available to offset future taxable income, if any, expiring in 2021 through 2035. Utilization of U.S. net operating losses is subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

At December 31, 2015, the Company had net deferred tax assets before valuation allowance of $41.9 million. The deferred tax assets are primarily composed of federal, state and foreign tax NOL carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset its net deferred tax asset. Additionally, the future utilization of the Company’s NOL carryforwards to offset future taxable income is subject to a substantial annual limitation as a result of IRC Section 382 changes that have occurred. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

The Company has indefinite-lived intangible assets consisting of trademarks and goodwill. These intangible assets are not amortized for financial reporting purposes. However, these assets are tax deductible, and therefore amortized over 15 years for tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of these assets. The resulting deferred tax liability, which is expected to continue to increase over time, will have an indefinite life, resulting in what is referred to as a “naked tax credit.” This deferred tax liability could remain on the Company’s balance sheet permanently unless there is an impairment of the related assets (for financial reporting purposes), or the business to which those assets relate were to be disposed of.  Due to the fact that the aforementioned deferred tax liability could have an indefinite life, it is not netted against the Company’s deferred tax assets when determining the required valuation allowance. Doing so would result in the understatement of the valuation allowance and related deferred income tax expense.

The Company has also evaluated its income tax positions under FASB ASC 740-10 as of December 31, 2015 and the Company believes that it has no material uncertain tax positions and therefore has no uncertain tax position reserves and does not expect to provide for any such reserves. The Company does not believe that the unrecognized tax benefits will change within 12 months of this reporting date. It is the Company’s policy that any assessed penalties and interest on uncertain tax positions would be charged to income tax expense.

The Company does not provide for U.S. federal income taxes on the undistributed earnings of its foreign subsidiaries because such earnings, if any, are re-invested and, in the opinion of management, will continue to be re-invested indefinitely.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. The Company is no longer subject to IRS examination for periods prior to 2012, although carryforward losses that were generated prior to 2012 may still be adjusted by the IRS if they are used in a future period. Additionally, the Company is no longer subject to examination in Israel for periods prior to 2014.

The Company files consolidated tax returns for its U.S. entities.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–                      INCOME TAXES (Cont.)

b.           Israeli subsidiary (Epsilor-EFL):

Epsilor-EFL’s tax rate was 26.5% for 2015, 2014 and 2013, respectively. In addition, dividends paid from the profits of Epsilor-EFL are subject to tax at the rate of 15% in the hands of their recipient. Management has indicated that it has no intention of declaring a dividend.

The Israeli government has established certain development zones so as to incentivize business development and export activities.  Companies that reside in this zone and meet certain criteria are subject to a favorable tax rates.  Epsilor-EFL is located in an approved development zone, however, currently does not meet the criteria established by the government to obtain the tax incentives.

As of December 31, 2015, the Company has tax loss carryforwards, generated by the predecessor of Epsilor-EFL, of $80.1 million, which is available indefinitely to offset future taxable income.  Due to the 2009 merger of EFL-Epsilor, the utilization of the tax loss carryforward is subject to annual limitations.

c.           Consolidated deferred income taxes:

Deferred income taxes reflect tax credit carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2015	2014
U.S. operating loss carryforward	$14,814,390	$12,163,441
Foreign operating loss carryforward	20,228,547	21,284,600
Total operating loss carryforward	35,042,937	33,448,041

Temporary differences:
Compensation and benefits	2,417,056	2,438,804
Warranty reserves	1,394,672	1,743,409
Foreign temporary differences	735,948	711,222
All other temporary differences	2,327,485	1,979,413
Total temporary differences	6,875,161	6,872,848

Deferred tax asset before valuation allowance	41,918,098	40,320,889
Valuation allowance	(41,918,098)	(40,320,889)

Total deferred tax asset	$–	$–

Deferred tax liability – intangible assets	$7,031,564	$6,117,021

The Company provided valuation allowances for the deferred tax assets resulting from tax loss carryforwards and other temporary differences. At present, management currently believes that it is more likely than not that the deferred tax assets related to the operating loss carryforwards and other temporary differences will not be realized.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–                      INCOME TAXES (Cont.)

d.           Income from continuing operations before taxes on income are as follows:

	Year ended December 31
	2015	2014	2013
Domestic	$(3,071,694)	$4,455,370	$4,215,005
Foreign	1,287,614	55,428	(888,315)
	$(1,784,080)	$4,510,798	$3,326,690

e.           Taxes on income were comprised of the following:

	Year ended December 31
	2015	2014	2013
Current federal taxes	$–	$183,758	$117,448
Current state and local taxes	246,403	316,444	210,299
Deferred taxes	914,543	598,500	598,500
Foreign taxes	–	–	–
Taxes in respect of prior years	–	(74,865)	126,473
Expense	$1,160,946	$1,023,837	$1,052,720

f.            A reconciliation between the theoretical tax expense, assuming all income is taxed at the U.S. federal statutory tax rate applicable to income of the Company and the actual tax expense as reported in the Statements of Comprehensive Income is as follows:

	Year ended December 31,
	2015	2014	2013
Income (loss) from continuing operations before taxes	$(1,784,080)	$4,510,798	$3,326,690

Statutory tax rate	34%	34%	34%
Theoretical income tax on the above amount at the U.S. statutory tax rate	$(606,587)	$1,533,671	$1,131,075
Deferred taxes for which valuation allowance was provided	1,669,806	(949,966)	(797,899)
Non-deductible expenses	31,841	66,720	67,928
State taxes, net of federal benefit	181,771	269,508	327,747
Foreign income in tax rates other than U.S. rate	(115,885)	(4,989)	79,948
Taxes in respect of prior years	–	(74,865)	126,473
Alternative minimum tax for which valuation allowance was not provided	–	183,758	117,448

Actual tax expense	$1,160,946	$1,023,837	$1,052,720

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 15:–                      SELECTED STATEMENTS OF COMPREHENSIVE INCOME DATA

Financial income (expense), net:

	Year ended December 31,
	2015	2014	2013
Financial expenses:
Interest, bank charges and fees	$(1,202,224)	$(1,333,895)	$(563,252)
Foreign currency transaction differences	–	(173,594)	(16,418)
Other	–	–	(20,789)
Total financial expenses	(1,202,224)	(1,507,489)	(600,459)

Financial income:
Foreign currency transaction differences	50,103	–	117,603
Total financial income	50,103	–	117,603

Financial expense, net	$(1,152,121)	$(1,507,489)	$(482,856)

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

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 16:–                      SEGMENT INFORMATION (Cont.)

b.           The following is information about reportable segment gains, losses and assets and are presented after the elimination of intra-segment revenues and expenses:

	Training and Simulation Division	Power Systems Division	Corporate Expenses	Discontinued operations	Total Company
2015
Revenues from outside customers	$54,617,611	$41,956,336	$–	$–	$96,573,947
Depreciation and amortization expenses (1)	(912,930)	(3,957,368)	(25,220)	–	(4,895,518)
Direct expenses (2)	(44,711,979)	(42,757,831)	(4,840,578)	–	(92,310,388)
Segment net income (loss)	8,992,702	(4,758,863)	(4,865,798)	–	(631,959)
Financial income (expense)	(59,791)	21,432	(1,113,762)	–	(1,152,121)
Income tax (expense) benefit	(233,106)	–	(927,840)	–	(1,160,946)
Net income (loss)	$8,699,805	$(4,437,940)	$(6,907,400)	$–	$(2,945,026)
Segment assets	$57,433,489	$59,566,605	$492,922	$–	$117,493,016
Additions to long-lived assets	$1,139,074	$1,396,429	$4,501	$–	$2,540,004

	Training and Simulation Division	Power Systems Division	Corporate Expenses	Discontinued operations	Total Company
2014
Revenues from outside customers	$56,404,498	$47,157,851	$–	$–	$103,562,349
Depreciation and amortization expenses (1)	(756,939)	(3,477,855)	(20,452)	–	(4,255,246)
Direct expenses (2)	(45,313,956)	(41,100,742)	(6,874,118)	–	(93,288,816)
Segment net income (loss)	10,333,603	2,579,254	(6,894,570)	–	6,018,287
Financial expense	(50,975)	(203,902)	(1,252,612)	–	(1,507,489)
Income tax (expense) benefit	(133,692)	61,777	(951,922)	–	(1,023,837)
Net income (loss)	$10,148,936	$2,437,129	$(9,099,104)	$–	$3,486,961
Segment assets	$58,090,953	$65,781,686	$866,708	$–	$124,739,347
Additions to long-lived assets (3)	$1,533,371	$29,159,805	$13,344	$–	$30,706,520
*Includes intangible assets associated with the acquisition of UEC.

2013	Training and Simulation Division	Power Systems Division	Corporate Expenses	Discontinued operations	Total Company

Revenues from outside customers	$63,425,319	$25,146,109	$–	$–	$88,571,428
Depreciation and amortization expenses (1)	(988,893)	(1,272,399)	(26,259)	–	(2,287,551)
Direct expenses (2)	(53,143,411)	(23,681,907)	(5,649,013)	–	(82,474,331)
Segment net income (loss)	9,293,015	191,803	(5,675,272)	–	3,809,546
Financial expense	(44,146)	(14,315)	(424,395)	–	(482,856)
Income tax expense	(319,225)	(134,995)	(598,500)	–	(1,052,720)
Net income (loss) – continuing operations	8,929,644	42,493	(6,698,167)	–	2,273,970
Net loss – discontinued operations	–	–	–	(121,619)	(121,619)
Net income (loss)	$8,929,644	$42,493	$(6,698,167)	$(121,619)	$2,152,351
Segment assets	$53,424,900	$26,346,840	$882,902	$–	$80,654,642
Additions to long-lived assets	$409,805	$1,294,980	$–	$–	$1,704,785

(1)          Includes depreciation of property and equipment and amortization expenses of intangible assets.
(2)          Including, inter alia, sales and marketing, general and administrative, research and development and other income.
(3)          Includes intangible assets associated with the acquisition of UEC.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 16:–                      SEGMENT INFORMATION (Cont.)

c.           Summary information about geographic areas:

The following discloses total revenues according to the locations of the Company’s end customers and long-lived assets as of and for the years ended December 31, 2015, 2014, and 2013:

	2015		2014		2013
	Total revenues	Long-lived Assets	Total revenues	Long-lived Assets	Total revenues	Long-lived assets
U.S.A.	$77,715,872	$52,938,660	$83,739,406	$55,970,370	$73,973,996	$28,506,630
Israel	14,114,688	8,299,367	11,428,427	7,755,163	9,109,921	8,504,224
Germany	1,076,872	–	1,117,094	–	372,446	–
Korea	875,593	–	1,994,634	–	51,920	–
Canada	587,516	–	651,846	–	790,363	–
Saudi Arabia	548,837	–	2,469,988	–	424,444	–
Thailand	329,975	–	–	–	–	–
Guatemala	201,796	–	–	–	–	–
China	154,803	–	305,800	–	203,563	–
Australia	109,041	–	459,153	–	–	–
U.A.E.	–	–	518,634	–	–	–
Hong Kong	–	–	48,331	–	1,460,000	–
India	–	–	14,865	–	325,782	–
Mexico	–	–	2,300	–	94,595	–
Greece	–	–	–	–	249,500	–
Taiwan	–	–	–	–	231,267	–
Slovenia	–	–	–	–	191,163	–
Other	858,954	–	811,871	–	1,092,468	–
	$96,573,947	$61,238,027	$103,562,349	$63,725,533	$88,571,428	$37,010,854

d.           Revenues from major customers (as a percentage of consolidated revenues):

Other than for sales to various branches of the United States Military, which accounted for 48%, 56% and 55% of consolidated continuing revenues for 2015, 2014 and 2013, respectively, no single customer accounted for more than 10% of revenues for either year.

e.           Revenues from major products:

	Year ended December 31,
	2015	2014	2013
Simulators	$54,617,611	$56,404,498	$63,425,319
Batteries and charging systems	37,331,372	42,930,497	21,073,942
Water activated batteries	4,624,964	4,227,354	4,072,167
Total	$96,573,947	$103,562,349	$88,571,428

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 17:–                      WARRANTY

The following is a summary of the deferred warranty revenue in the Simulation Division included in total deferred revenue as of December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
Balance at beginning of period	$4,300,602	$3,206,369
Deferred revenue	4,323,821	5,006,658
Revenue recognized	(5,265,557)	(3,912,425)
Balance at end of period	$3,358,866	$4,300,602

The following is a summary of the warranty liability in the Power Systems Division that is also included in deferred revenue as of December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
Balance at beginning of period	$386,202	$–
Reserves acquired in UEC acquisition	–	698,943
New reserves	187,969	44,670
Costs incurred	(193,267)	(297,411)
Balance at end of period	$380,904	$386,202

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

The Acquisition was accounted for under the acquisition method accounting. Accordingly, all assets and liabilities acquired, along with the potential $5.5 million earn out (with an estimated fair value of $4.5 million at the acquisition date) were recorded at their estimated fair market values as of the date of acquisition. The liability for the earn out was recorded in other accounts payable and accrued expenses ($2.2 million) and other long-term liabilities ($2.3 million) and then was adjusted in the fourth quarter of 2014 to $2.5 million in accrued expenses and zero in long term liabilities since the 2014 earn-out was paid in April 2015 and the 2015 earn-out was no longer expected to be achieved. The fair value measurements were based on significant inputs that were not observable in the market which are Level 3 inputs in the fair value hierarchy. The results of UEC’s operations have been included in the consolidated financial statements commencing on the date of acquisition. The total consideration of $36.7 million for the membership interests purchased consisted of (i) cash in the amount of $29,206,245, (ii) 775,000 shares of the Company’s common stock, valued at $4,216,000, and (iii) contingent consideration with an estimated fair value of $4.5 million.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 18:–                      ACQUISITION OF UEC ELECTRONICS, LLC (Cont.)

Based upon a valuation of tangible and intangible assets acquired, the Company has allocated the cost of the Acquisition to UEC’s net assets as follows:

Tangible assets acquired:
Cash	$92,590
Accounts receivable and unbilled revenues	12,513,805
Other current assets	854,776
Property and equipment, net	1,010,321
Intangible assets:
Customer list	7,400,000
Contracts in place (backlog)	2,100,000
Technology	3,200,000
Covenant not to compete	400,000
Goodwill (intangibles that did not qualify for separate recognition)	15,105,680
Total asset value	42,677,172
Less: liabilities assumed	(4,754,927)
Net fair value of assets acquired	$37,922,245

These fair value measurements were based on third-party valuations.

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

The revenue and net income of UEC from the date of acquisition through December 31, 2014 was $27,193,926 and $2,544,315, respectively.

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

NOTE 19:–                      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended December 31, 2015:
Revenues	$24,227	$21,644	$23,289	$27,414
Gross profit	6,897	6,223	7,035	7,963
Net (loss) income	(483)	(2,243)	(618)	399
Basic net income/(loss) per common share	$(0.02)	$(0.10)	$(0.03)	$0.02

Diluted net income/(loss) per common share	$(0.02)	$(0.10)	$(0.03)	$0.02

Fiscal year ended December 31, 2014:
Revenues	$22,383	$27,829	$24,783	$28,567
Gross profit	7,339	9,966	8,008	7,394
Net (loss) income	1,014	1,783	379	312
Basic net income/(loss) per common share	$0.05	$0.09	$0.02	$0.01

Diluted net income/(loss) per common share	$0.05	$0.09	$0.02	$0.01

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 20:–                      SUBSEQUENT EVENTS

a.           Credit Facilities Agreement

On March 11, 2016, the Company entered into a Credit Facilities agreement (the “Chase Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”), whereby Chase agreed to provide (i) a $15,000,000 revolving credit facility (“Revolver”), (ii) a $10,000,000 Term Loan (the “Term Loan”), and (iii) a $1,000,000 Mortgage Loan (the “Mortgage Loan” and, together with the Revolver and the Term Loan, the “Credit Facilities”) in respect of certain property located in Ann Arbor, Michigan. The Credit Facilities replaced the revolving credit agreement with Fifth Third Bank described in Note 8 and Note 11.

The maturity of the Revolver is five years from the date of the Chase Agreement. The Revolver maintains an interest rate on a scale ranging from LIBOR plus 1.75% up to LIBOR plus 3.00%.

The maturity of the Term Loan is five years from the date of the Chase Agreement. The Term Loan maintains an interest rate on a scale ranging from LIBOR plus 2.0% up to LIBOR plus 3.25%. The repayment of the Term Loan will consist of 60 consecutive monthly payments of principal plus accrued interest based on annual principal reductions of 10% during the first year, 20% during the second through fourth years, and 30% during the fifth year. The Revolver and Term Loan are secured by the assets of the Company.

The maturity of the Mortgage Loan is five years from the date of the Chase Agreement and maintains an interest rate on a scale identical to the Term Loan. The monthly payments on the Mortgage Loan are $5,555 in principal plus accrued interest, with a balloon payment due at the end of month 60.

The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. The financial covenants include that the Company must maintain both a Maximum Debt to EBITDA ratio of 3.00 to 1.00 and a Minimum Fixed Charge Coverage Ratio of 1.20 to 1.00.

The interest rate swap that the Company was required to maintain with Fifth Third was settled in connection with the termination of the Fifth Third Bank agreement.

The Credit Facilities are secured by the Company’s assets and the assets of the Company’s domestic subsidiaries.

b.  Share Issuance

On February 2, 2016, the Company and an investor (the “Investor”) entered into a Stock Purchase Agreement (the “Investor Agreement”) providing for the sale to the Investor of a total of 1,500,000 shares of the Company’s common stock at a price valued at $1.99 per share. As amended on February 23, 2016, the Investor Agreement grants to the Investor the right to designate one person for election to the Board (the “Investor Designee”) for so long as the Investor and its affiliates continues to beneficially own at least 5% of the shares of Common Stock outstanding. A separate Voting Agreement provides that two members of the Company’s management must vote their shares of Common Stock in favor of the Investor Designee if he or she is nominated by the Nominating Committee of the Board of Directors of the Company for election to the Board. In addition, the Company granted the Investor and its affiliates the right to participate in future financings for so long as the Investor and its affiliates continue to beneficially own at least 750,000 shares of Common Stock.

The Investor Designee was appointed to the Board of the Company on February 24, 2016. In connection with the Investor Agreement, the Company and the Investor Designee entered into a consulting agreement (the “Consulting Agreement”) pursuant to which the Investor Designee agreed to provide consulting services to the Company for a period of three years, unless terminated earlier. Pursuant to the terms of the Consulting Agreement, the Investor Designee will receive an annual fee for the three-year term of the Consulting Agreement equal to the difference between $125,000 and the amount of cash and the value of any stock received by the Investor Designee for serving on the Board.