Form 10-Q
period 2016-03-31
AROTECH CORP
filed 2016-05-10
CIK 916529

0
OMB APPROVAL
OMB Number: 3235-0070 Expires: September 30, 2018 Estimated average burden hours per response 187.43
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2016.

Commission file number:   0-23336

AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock as of May 6, 2016 was 26,557,623.

SEC 1296 (01-12)
Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

 PART I

ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,414,010	$10,608,420
Restricted collateral deposits	66,681	89,985
Trade receivables	14,957,216	17,401,479
Unbilled receivables	9,789,431	12,132,484
Other accounts receivable and prepaid expenses	1,291,747	1,007,358
Inventories	9,907,976	9,607,836
Total current assets	47,427,061	50,847,562
LONG TERM ASSETS:
Contractual and Israeli statutory severance pay fund	5,755,373	5,384,024
Other long term receivables	24,249	23,403
Property and equipment, net	6,483,985	6,440,270
Other intangible assets, net	8,594,678	9,334,730
Goodwill	45,614,293	45,463,027
Total long term assets	66,472,578	66,645,454
Total assets	$113,899,639	$117,493,016

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$5,230,720	$5,914,042
Other accounts payable and accrued expenses	5,320,801	5,560,040
Current portion of long term debt	1,067,523	4,362,438
Short term bank credit	4,953,579	4,060,000
Deferred revenues	5,596,351	6,879,815
Total current liabilities	22,168,974	26,776,335
LONG TERM LIABILITIES:
Contractual and accrued Israeli statutory severance pay	8,007,570	7,516,980
Long term portion of debt	9,252,338	11,856,522
Deferred income tax liability	7,182,217	7,031,564
Other long term liabilities	80,042	264,244
Total long-term liabilities	24,522,167	26,669,310
Total liabilities	46,691,141	53,445,645
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of March 31, 2016 and December 31, 2015; Issued and outstanding: 26,470,457 shares and 24,697,335 shares as of March 31, 2016 and December 31, 2015, respectively	264,705	246,973
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of March 31, 2016 and December 31, 2015; No shares issued or outstanding as of March 31, 2016 and December 31, 2015	–	–
Additional paid-in capital	250,018,489	246,591,415
Accumulated deficit	(183,198,414)	(182,554,637)
Notes receivable from stockholders	(908,054)	(908,054)
Accumulated other comprehensive income	1,031,772	671,674
Total stockholders’ equity	67,208,498	64,047,371
Total liabilities and stockholders’ equity	$113,899,639	$117,493,016

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(U.S. Dollars, except share data)

	Three months ended March 31,
	2016	2015
Revenues	$25,406,481	$24,226,708

Cost of revenues	17,712,174	17,329,479
Research and development expenses	1,097,728	1,094,264
Selling and marketing expenses	1,654,866	1,225,416
General and administrative expenses	4,292,413	3,648,442
Amortization of intangible assets	768,003	860,773
Total operating costs and expenses	25,525,184	24,158,374

Operating income (loss)	(118,703)	68,334

Other income	26,037	15,978
Financial expense, net	(337,658)	(327,608)
Total other expense	(311,621)	(311,630)
Loss before income tax expense	(430,324)	(243,296)

Income tax expense	213,453	239,381
Net loss	(643,777)	(482,677)

Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	360,098	(245,514)
Comprehensive loss	$(283,679)	$(728,191)

Basic net loss per share	$(0.03)	$(0.02)

Diluted net loss per share	$(0.03)	$(0.02)
Weighted average number of shares used in computing basic net loss per share	24,797,875	23,305,679
Weighted average number of shares used in computing diluted net loss per share	24,797,875	23,305,679

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(643,777)	$(482,677)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	407,035	479,460
Amortization of intangible assets	768,003	860,773
Loss on disposal of assets	–	57,840
Capital gain on sale of property and equipment	–	(895,000)
Stock based compensation	491,806	158,874
Deferred tax provision	150,653	149,625
Changes in operating assets and liabilities:
Trade receivables	2,632,488	1,082,702
Unbilled receivables	2,353,344	1,482,840
Other accounts receivable and prepaid expenses	(279,914)	(553,775)
Inventories	(182,125)	719,929
Severance pay, net	241,038	(52,427)
Trade payables	(635,503)	(2,107,658)
Other accounts payable and accrued expenses	(367,644)	(1,443,069)
Deferred revenues	(1,283,464)	(1,336,990)
Net cash provided by (used in) operating activities	3,651,940	(1,879,553)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted collateral deposits	26,083	2,064
Purchase of property and equipment	(405,926)	(470,255)
Proceeds from sale of property and equipment	–	895,000
Additions to capitalized software	(27,951)	–
Net cash provided by (used in) investing activities	$(407,794)	$426,809

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	$10,000,000	$–
Repayment of long term debt	(15,889,151)	(1,495,155)
Proceeds from issuance of common stock	2,952,999	–
Change in short term bank credit	893,579	3,726,762
Net cash provided by (used in) financing activities	(2,042,573)	2,231,607
INCREASE IN CASH AND CASH EQUIVALENTS	1,201,573	778,863
CASH DIFFERENCES DUE TO EXCHANGE RATE DIFFERENCES	(395,983)	(111,051)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	10,608,420	11,291,784
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$11,414,010	$11,959,596
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid during the period	$188,461	$185,981
Taxes paid on income during the period	$51,331	$414,615

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:                      BASIS OF PRESENTATION

a.           Company:

Arotech Corporation (“Arotech”) and its wholly-owned subsidiaries (the “Company”) provide defense and security products for the military, law enforcement, emergency services and homeland security markets, including advanced zinc-air and lithium batteries and chargers, and multimedia interactive simulators/trainers. The Company operates primarily through its wholly-owned subsidiaries FAAC Incorporated, a Michigan corporation located in Ann Arbor, Michigan (Training and Simulation Division) with locations in Royal Oak, Michigan and Orlando, Florida; Epsilor-Electric Fuel Ltd. (“Epsilor-EFL”), an Israeli corporation located in Beit Shemesh, Israel (between Jerusalem and Tel-Aviv) in Dimona, Israel (in Israel’s Negev desert area) and Sderot, Israel (near the Gaza Strip) (Power Systems Division); UEC Electronics, LLC (“UEC”), a South Carolina limited liability company located in Hanahan, South Carolina (Power Systems Division).

b.           Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at March 31, 2016, its operating results for the three-month periods ended March 31, 2016 and 2015, and its cash flows for the three-month periods ended March 31, 2016 and 2015.

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2016.

The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

c.           Goodwill and other long-lived assets:

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually and between annual tests in certain circumstances, and written down when impaired. Goodwill is tested for impairment by comparing the fair value of the Company’s reporting units with their carrying value. The Training and Simulation and the Power Systems reporting units have goodwill.

As of its last annual impairment test as of December 31, 2015, the Company determined that the goodwill for both reporting units was not impaired.

In concluding that goodwill for the Company’s Power Systems reporting unit was not impaired at December, 31, 2015, the Company determined the fair value of the reporting unit using a discounted cash flow model (“DCF model”).  The DCF model includes projections of future cash flows and assumptions in relation to future short-term and long-term growth rates and weighted average cost of capital (“WACC”).  Inherent in the valuation at December 31, 2015, were key variables, including the WACC and the terminal growth rates of approximately 12% and 3%, respectively. With all other assumptions remaining constant, if either the WACC increased by 0.5% or the terminal growth rate decreased by 0.5%, the Company may have determined that proceeding to step 2 of the impairment analysis, as indicated in ASC 350-10, was necessary.

Consistent with previous interim reporting periods, the Company monitors qualitative and quantitative factors, including internal projections, periodic forecasts, and actual results of the reporting unit.  Based upon this interim review, the Company does not believe that goodwill or its indefinite-lived intangible assets attributable to the Power Systems reporting unit are impaired.

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

f.            Certain relationships and related transactions

1. Officer loans: On February 9, 2000, one of the Company’s officers exercised 9,404 stock options. This officer paid the exercise price of the stock options and certain taxes that the Company paid on his behalf by giving the Company a non-recourse promissory note due in 2025 in the amount of $329,163, bearing annual interest at 1% over the then-current federal funds rate announced from time to time by the Wall Street Journal, secured by the shares of the Company’s common stock acquired through the exercise of the options and certain compensation due to this officer upon termination. As of March 31, 2016 and December 31, 2015, the aggregate amount outstanding pursuant to this promissory note was $482,461. Additionally, there is a former employee with the same arrangement with an outstanding promissory note of $455,059.

2. Consulting agreement with Sampen Corporation: The Company has a second amended and restated consulting agreement with Sampen Corporation that it executed in November 2014. Sampen is a New York corporation owned by members of the immediate family of one of the Company’s officers, and this officer is an employee of both the Company and of Sampen. The original term of this consulting agreement was through December 31, 2017.

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

3.  Consulting agreement with Admiralty Partners:  On February 3, 2016, the Company entered into a consulting agreement with Admiralty Partners, a business controlled by a member of the Board of Directors, for a period of three years.  In exchange, the Company will pay an annual fee equal to the difference between total accrued compensation of the Board member and $125,000.  The agreement can be terminated by either party upon sufficient written notice.

h.           Accounting for stock-based compensation:

For the three months ended March 31, 2016 and 2015 the compensation expense recorded related to restricted stock units and restricted shares was $116,806 and $158,874, respectively. The remaining total compensation cost related to share awards not yet recognized in the income statement as of March 31, 2016 was $482,461. The weighted average period over which this compensation cost is expected to be recognized is approximately one and one-half years. Income tax expense was not impacted since the Company is in a net operating loss position.

Additionally, on February 2, 2016, the Company and an investor (the “Investor”) entered into a Stock Purchase Agreement (the “Investment Agreement”) providing for the sale to the Investor of a total of 1,500,000 shares of the Company’s common stock at a price valued at $1.99 per share. As the Investor was also given the right to nominate a member of the Board of Directors pursuant to the terms of the Investment Agreement, and the shares were issued at a discount to the then market price, this resulted in additional stock compensation expense of $375,000.

g.           Anti-dilutive shares for EPS calculation:

All non-vested restricted stock and non-vested restricted stock units have been excluded from the calculation of the basic and diluted net income per common share because all such securities do not participate in losses for the periods presented and the Company has excluded any restricted stock or restricted stock units that will never vest under the current program. The total weighted average number of shares related to the outstanding non-vested restricted stock and non-vested restricted stock units excluded from the calculations of basic and diluted net income per share for the three-month period ended March 31, 2016 were 1,122,582 and 1,254,843 for the three-month period ended March 31, 2015.

NOTE 2:                      FAIR VALUE MEASUREMENT

The carrying value of short term assets and liabilities in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted collateral deposits, trade receivables, unbilled receivables, inventories, prepaid and other assets, trade payables, accrued expenses, deferred revenues and other liabilities as of March 31, 2016 and December 31, 2015, approximate fair value because of the short maturity of these instruments. The carrying amounts of long term debt approximates the estimated fair values at March 31, 2016, based upon the Company’s ability to acquire similar debt at similar maturities.

NOTE 3:                      INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method or the FIFO method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. Inventory write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and for market prices lower than cost. Inventories in the Training and Simulation Division increased $670,000 from December 31, 2015 and decreased $370,000 in the Battery Division in that same time period:

	March 31, 2016	December 31, 2015
	(Unaudited)
Raw and packaging materials	$8,065,153	$8,184,476
Work in progress	1,188,620	760,585
Finished products	654,203	662,775
Total:	$9,907,976	$9,607,836

NOTE 4:                      SEGMENT INFORMATION

a.           The Company and its subsidiaries operate primarily in three business segments and follow the requirements of FASB ASC 280-10. Additionally, the three segments are also treated by the Company as reporting units for goodwill impairment evaluation purposes under FASB ASC 350-20-35. The goodwill amounts associated with the Training and Simulation Division and the Power Division was determined and valued when the specific businesses in the reportable segment were purchased.

Subsequent to December 31, 2015, the Company reassessed its reportable segments and established a third reportable segment herein referred to as the Flow Battery Division.  The Flow Battery Division is a research and development operating segment with the purpose of developing an iron flow battery for power grid storage.  The Flow Battery Division was previously accounted within the Power Systems Division.  No goodwill has been allocated to this reportable segment as the relative fair value was determined to be zero.

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The accounting policies of the operating segments are the same as those used by the Company in the preparation of its annual financial statements. The Company evaluates performance based upon two primary factors, one is the segment’s operating income or loss and the other is the segment’s contribution to the Company’s future strategic growth.

b.           The following is information about reported segment revenues, income (losses), and total assets as of March 31, 2016 and 2015:

	Training and Simulation Division	Power Systems Division	Flow Battery Division	Corporate Expenses	Total Company
Three months ended March 31, 2016
Revenues from outside customers	$13,300,842	$12,105,639	$–	–	$25,406,481
Depreciation, amortization and impairment expenses(1)	(272,660)	(900,891)	–	(1,487)	(1,175,038)
Direct expenses(2)	(10,927,734)	(11,101,609)	(261,646)	$(2,033,120)	(24,324,109)
Segment net income (loss)	$2,100,448	$103,139	$(261,646)	(2,034,607)	$(92,666)
Financial income (expense)	(11,061)	(29,054)	–	(297,543)	(337,658)
Income tax expense	(62,800)	–	–	(150,653)	(213,453)
Net income (loss)	$2,026,587	$74,085	$(261,646)	$(2,482,803)	$(643,777)
Segment assets(3)	$51,101,611	$60,327,299	$–	$2,470,729	$113,899,639
Additions to long-lived assets	$150,411	$283,466	$–	$–	$433,877
Three months ended March 31, 2015
Revenues from outside customers	$13,438,122	$10,788,586	$–	$–	$24,226,708
Depreciation, amortization and impairment expenses(1)	(207,176)	(1,126,588)	–	(6,469)	(1,340,233)
Direct expenses(2)	(11,731,646)	(10,377,587)	(181,027)	(511,903)	(22,802,163)
Segment net income (loss)	$1,499,300	$(715,589)	$(181,027)	$(518,372)	$84,312
Financial income (expense)	(11,615)	(24,631)	–	(291,362)	(327,608)
Income tax expense	(27,257)	–	–	(212,124)	(239,381)
Net income (loss)	$1,460,428	$(740,220)	$(181,027)	$(1,021,858)	$(482,677)
Segment assets(3)	$58,629,419	$62,437,020	$–	$520,771	$121,587,210
Additions to long-lived assets	$95,659	$370,094	$–	$4,502	$470,255

(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.
(2)	Including, inter alia, sales and marketing, general and administrative.
(3)
Out of those amounts, goodwill in the Company’s Training and Simulation and Power Systems Divisions totaled $24,435,640 and $21,178,653, respectively, as of March 31, 2016 and $24,435,640 and $20,852,116, respectively, as of March 31, 2015.  There was no goodwill as of either date in the Flow Battery Division.

NOTE 5:                      BANK FINANCING

The Company maintains credit facilities with JPMorgan Chase Bank, N.A. (“Chase”), whereby Chase provides (i) a $15,000,000 revolving credit facility (“Revolver”), (ii) a $10,000,000 Term Loan (the “Term Loan”), and has agreed to provide (iii) a $1,000,000 Mortgage Loan (the “Mortgage Loan” and, together with the Revolver and the Term Loan, the “Credit Facilities”) in respect of certain property located in Ann Arbor, Michigan.

The maturity of the Revolver is March 11, 2021. The Revolver maintains an interest rate on a scale ranging from LIBOR plus 1.75% up to LIBOR plus 3.00%.

The maturity of the Term Loan is March 11, 2021. The Term Loan maintains an interest rate on a scale ranging from LIBOR plus 2.0% up to LIBOR plus 3.25%. The repayment of the Term Loan will consist of 60 consecutive monthly payments of principal plus accrued interest based on annual principal reductions of 10% during the first year, 20% during the second through fourth years, and 30% during the fifth year.

The maturity of the Mortgage Loan is March 11, 2021 and maintains an interest rate on a scale identical to the Term Loan. The monthly payments on the Mortgage Loan are $5,555 in principal plus accrued interest, with a balloon payment due at the end of month 60.

The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. Effective for the quarterly reporting period ending June 30, 2016, the Company is required to maintain certain financial covenants that include a Maximum Debt to EBITDA ratio of 3.00 to 1.00 and a Minimum Fixed Charge Coverage Ratio of 1.20 to 1.00.

The Credit Facilities are secured by the Company’s assets and the assets of the Company’s subsidiaries.

NOTE 6:                      COMMON STOCK REPURCHASE PROGRAM

In February 2009, the Company’s Board of Directors authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of the Company’s common stock.  The repurchase program was extended to August 2016 and the authorization expanded to repurchase up to $2.0 million of the Company’s common stock.  Through March 31, 2016, the Company repurchased an aggregate of 738,611 shares of its common stock for a total of $1,084,060, net of commissions.  There were no shares repurchased during the three months ended March 31, 2016.  The program is subject to the discretion of the Company’s management.

NOTE 7:                      SALE OF BUILDING

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

NOTE 8:                      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date.  This ASU formally deferred the implementation date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) from annual reporting periods beginning after December 15, 2016 to annual reporting periods beginning after December 15, 2017.  The ASU completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating similar revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards.  ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services.  The Company is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on the Company’s consolidated financial statement or its adoption method.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting.  The new standard introduces targeted amendments intended to simplify the accounting for stock compensation.  Among other things, the ASU requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement.  The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements.

For information about previous new accounting pronouncements and the potential impact on the Company’s Consolidated Financial Statements, see Note 2 of the Notes to Consolidated Financial Statements in the Company’s 2015 Form 10-K.

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

Executive Summary

We are a defense and security products and services company, engaged in two business areas: interactive simulation for military, law enforcement and commercial markets; and batteries and charging systems for the military, commercial and medical markets. We are organized into two operational business units and one research and development business unit:

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

➢   We undertake innovative and leading edge research and development activities that are focused on developing an iron flow battery technology for power grid storage, through our Flow Battery Division.

Our results of operations below discuss only our operational units. Our research and development unit’s activities appear only as part of the discussion of research and development expenses below.

Overview of Results of Operations

Through the first three months of 2016 as compared to 2015, our revenues increased $1.2 million to $25.4 million.  This was as a result of revenue growth in our Power Systems Division.  For the first three months of 2016, we reported a loss from operations of ($119,000) as compared to income from operations for the first three months of 2015 of $68,000. Included in the loss from operations in 2016 is incremental stock compensation expense of $375,000 related to a non-recurring issuance of common stock during the quarter ended March 31, 2016.

Included in the 2015 income from operations amount of $68,000 was a non-recurring expense reduction of $895,000 related to the sale of a building used in our former Armor Division, partially offset by non-recurring costs of $803,000 related to the transition and move of our former Alabama operations to UEC based in South Carolina.

Excluding these significant non-recurring items, our income from operations improved $280,000 during the first three months of 2016 as compared to 2015. This was primarily attributable to increased revenues in our Power Systems Division as well as improvements in operating performance in our Training and Simulation Division.

Overview of Operating Performance and Backlog

Overall, our pre-tax loss for the three months ended March 31, 2016 was ($430,000) on revenues of $25.4 million, compared to pre-tax loss of ($243,000) on revenues of $24.2 million during the three months ended March 31, 2015. Our overall backlog for the first quarter of 2016 totaled $57.7 million, compared to $63.4 million in the first quarter of 2015.

In our Training and Simulation Division, revenues for the three months ended March 31, 2016 were $13.3 million, compared to $13.4 million during the three months ended March 31, 2015. As of March 31, 2016, our backlog for our Training and Simulation Division totaled $24.3 million, compared to $38.7 million in the first quarter of 2015.

In our Power Systems Division, revenues for the three months ended March 31, 2016 were $12.1 million, compared to $10.8 million during the three months ended March 31, 2015. As of March 31, 2016, our backlog for our Power Systems Division totaled $33.4 million, compared to $24.7 million in the first quarter of 2015.

The table below details the percentage of total recognized revenue by type of arrangement for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
Type of Revenue	2016	2015
Sale of products	95.1%	94.3%
Maintenance and support agreements	4.8%	5.2%
Long term research and development contracts	0.1%	0.5%
Total	100.0%	100.0%

Common Stock Repurchase Program

In February 2009, our Board of Directors authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of our common stock. The repurchase program was extended to August 2016 and the authorization expanded to repurchase up to $2.0 million of our common stock. Through March 31, 2016, we repurchased an aggregate of 738,611 shares of our common stock for a total of $1,084,060, net of commissions. There were no shares repurchased during the three months ended March 31, 2016. The program is subject to the discretion of our management.

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

Results of Operations

Three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Revenues. Revenues for the three months ended March 31, 2016 totaled $25.4 million, compared to $24.2 million in the comparable period in 2015, an increase of $1.2 million, or 4.9%. In the first quarter of 2016, revenues were $13.3 million for the Training and Simulation Division as compared to $13.4 million in the first quarter of 2015, a decrease of $137,000, or 1.0%; and $12.1 million for the Power Systems Division as compared to $10.8 million in the first quarter of 2015, an increase of $1.3 million, or 12.2%, due primarily to higher revenues generated by the U.S. operations of our Power Division.

Cost of revenues. Cost of revenues totaled $17.7 million during the first quarter of 2016 as compared to $17.3 million in the first quarter of 2015, an increase of $383,000, or 2.2%, due primarily to increased revenue. Cost of revenues was $8.0 million for the Training and Simulation Division as compared to $9.1 million in the first quarter of 2015, a decrease of $1.1 million, or 11.9%, due primarily to lower costs associated with lower revenues; and $9.7 million for the Power Systems Division as compared to $8.2 million in the first quarter of 2015, an increase of $1.5 million, or 17.7%, due primarily to higher revenues by the U.S. operations of our Power Division.

Research and development expenses. Research and development expenses held flat at $1.1 million for the first quarter of 2016 as compared to the first quarter of 2015.

Included in research and development are expenses related to the Flow Battery Division.  Flow Battery Division expenses for the first three months of 2016 as compared to 2015 were $261,000 and $181,000, net of Israeli Office of Chief Scientist grants of $135,000 and none, respectively.

Selling and marketing expenses. Selling and marketing expenses for the first quarter of 2016 were $1.6 million, compared to $1.2 million in the first quarter of 2015, an increase of $429,000, or 35.0%, due primarily to increased focus on selling and marketing activities in the U.S. operations of our Power Systems Division as well as increases in sales and marketing staff costs in our Training and Simulation Division.

General and administrative expenses. General and administrative expenses for the first quarter of 2016 were $4.3 million, compared to $3.6 million in the first quarter of 2015, an increase of $644,000, or 17.7%,.  Included in the first quarter of 2015 was a non-recurring expense reduction of $895,000 related to the sale of a building used in our former Armor Division, partially offset by non-recurring costs related to the transition and move of our former Alabama operations to UEC based in South Carolina of $803,000.  This net reduction in 2015 as compared to an incremental increase in stock compensation of $375,000, comprise the increase during the first quarter of 2016 as compared to 2015.

Amortization of intangible assets. Amortization of intangible assets totaled $768,000 in the first quarter of 2016, compared to $861,000 in the first quarter of 2015, a decrease of $93,000, or 10.8%, due primarily to higher amortization expense being recognized in 2015 pertaining to shorter lived intangible assets.

Financial expense, net. Financial expense totaled $338,000 in the first quarter of 2016, compared to financial expense of $328,000 in the first quarter of 2015, an increase of $10,000.

Income taxes. We recorded $213,000 in tax expense in the first quarter of 2016, compared to $239,000 in tax expense in the first quarter of 2015, a decrease of $26,000, or 10.8%. This expense includes “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets). This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $151,000 and $150,000 in non-cash expenses in the first quarter of 2016 and 2015, respectively.

Net loss. Due to the factors cited above, we went from a net loss of ($483,000) in the first quarter of 2015 to a net loss of ($644,000) in the first quarter of 2016, an increase of $161,000.

Liquidity and Capital Resources

As of March 31, 2016, we had $11.4 million in cash and $67,000 in restricted collateral deposits, as compared to December 31, 2015, when we had $10.6 million in cash and $90,000 in restricted collateral deposits. We also had $10.1 million in available, unused bank lines of credit with our main bank as of March 31, 2016, under a $15.0 million credit facility.

We maintain credit facilities with JPMorgan Chase Bank, N.A. (“Chase”), whereby Chase provides (i) a $15,000,000 revolving credit facility (“Revolver”), (ii) a $10,000,000 Term Loan (the “Term Loan”), and has agreed to provide (iii) a $1,000,000 Mortgage Loan (the “Mortgage Loan” and, together with the Revolver and the Term Loan, the “Credit Facilities”) in respect of certain property located in Ann Arbor, Michigan.

The maturity of the Revolver is March 11, 2021. The Revolver maintains an interest rate on a scale ranging from LIBOR plus 1.75% up to LIBOR plus 3.00%.

The maturity of the Term Loan is March 11, 2021. The Term Loan maintains an interest rate on a scale ranging from LIBOR plus 2.0% up to LIBOR plus 3.25%. The repayment of the Term Loan will consist of 60 consecutive monthly payments of principal plus accrued interest based on annual principal reductions of 10% during the first year, 20% during the second through fourth years, and 30% during the fifth year.

The maturity of the Mortgage Loan is March 11, 2021 and maintains an interest rate on a scale identical to the Term Loan. The monthly payments on the Mortgage Loan are $5,555 in principal plus accrued interest, with a balloon payment due at the end of month 60.

The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. Effective June 30, 2016, we will be required to maintain two financial covenants.  These covenant include a Maximum Debt to EBITDA ratio of 3.00 to 1.00 and a Minimum Fixed Charge Coverage Ratio of 1.20 to 1.  We were in compliance with all covenant requirements for the period ended March 31, 2016.

The Credit Facilities are secured by our assets and the assets of our subsidiaries.

We used available funds in the three months ended March 31, 2016 primarily for working capital needs and investment in fixed assets. We purchased approximately $406,000 of fixed assets during the three months ended March 31, 2016. Our net fixed assets amounted to $6.5 million at quarter end.

Net cash provided by operating activities for the three months ended March 31, 2016 was $3.7 million.  Net cash used in operating activities for the three months ended March 31, 2015 was $1.9 million, representing a net change year over year of $5.6 million. This difference was due primarily to accounts receivable collections, as well as working capital performance.

Net cash used in investing activities for the three months ended March 31, 2016 was $408,000.  Net cash provided by investing activities for the three months ended March 31, 2015 was $427,000, representing a net change year over year of ($835,000). This difference was due primarily to the sale of the building of our former Armor Division during the three months ended March 31, 2015.

Net cash used in financing activities for the three months ended March 31, 2016 was $2.0 million.  Net cash provided by financing activities for the three months ended March 31, 2015 was $2.2 million, respectively, a net change of $4.2 million. The decrease in 2016 was due primarily to repayment in long-term debt of $14.4 million and our line of credit of $2.8 million, offset by proceeds of long-term debt of $10 million and proceeds from the issuance of common stock of $3.0 million.

As of March 31, 2016, we had approximately $5.0 million in short-term bank debt under our credit facility and $10.3 million in long-term loans outstanding; which included $6.0 million in current debt and $9.3 million in long term debt. This is in comparison to December 31, 2015, when we had $4.1 million in short-term bank debt under our credit facility and $16.2 million in long-term debt outstanding, which included $4.3 million in current debt and $11.9 million in long term debt.

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

Foreign Currency Exchange Rate Risk

Since a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only minor foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2016. Certain of our research, development and production activities are carried out by our Israeli subsidiary, Epsilor-EFL, at its facility in Beit Shemesh, and accordingly we have sales and expenses in NIS. Additionally, our Epsilor-EFL subsidiary operates primarily in NIS. However, the majority of our sales are made outside Israel in U.S. dollars, and a substantial portion of our costs are incurred in U.S. dollars. Therefore, our functional currency is the U.S. dollar.

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

PART II

ITEM 6.          EXHIBITS.

The following documents are filed as exhibits to this report:

Exhibit Number	Description
10.1	Amendment dated March 25, 2016 to Stock Purchase Agreement dated as of February 2, 2016 between the Company and Admiralty Partners, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:           May 10, 2016

AROTECH CORPORATION

By:	/s/ Steven Esses
	Name:	Steven Esses
	Title:	President and CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Senior Vice President – Finance and CFO
(Principal Financial Officer)