Form 10-Q
period 2016-06-30
AROTECH CORP
filed 2016-08-09
CIK 916529

OMB APPROVAL
OMB Number: 3235-0070 Expires: September 30, 2018 Estimated average burden hours per response 187.43
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2016.

Commission file number:   0-23336

AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

(800) 281-0356
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

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

The number of shares outstanding of the issuer's common stock as of August 5, 2016 was 26,438,224.

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I

ITEM 1.                FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,896,552	$10,608,420
Restricted collateral deposits	65,294	89,985
Trade receivables	16,200,451	17,401,479
Unbilled receivables	7,985,180	12,132,484
Other accounts receivable and prepaid expenses	2,078,376	1,007,358
Inventories	9,673,232	9,607,836
Total current assets	45,899,085	50,847,562
LONG TERM ASSETS:
Contractual and Israeli statutory severance pay fund	5,661,255	5,384,024
Other long term receivables	23,745	23,403
Property and equipment, net	6,393,384	6,440,270
Other intangible assets, net	7,896,041	9,334,730
Goodwill	45,487,970	45,463,027
Total long term assets	65,462,395	66,645,454
Total assets	$111,361,480	$117,493,016

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade payables	$3,075,639	$5,914,042
Other accounts payable and accrued expenses	5,551,619	5,560,040
Current portion of long term debt	1,383,380	4,362,438
Short term bank credit	4,326,083	4,060,000
Deferred revenues	5,745,962	6,879,815
Total current liabilities	20,082,683	26,776,335
LONG TERM LIABILITIES:
Contractual and accrued Israeli statutory severance pay	7,857,174	7,516,980
Long term portion of debt	9,656,601	11,856,522
Deferred income tax liability	7,410,853	7,031,564
Other long term liabilities	86,979	264,244
Total long-term liabilities	25,011,607	26,669,310
Total liabilities	45,094,290	53,445,645
STOCKHOLDERS' EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of June 30, 2016 and December 31, 2015; Issued and outstanding: 26,438,224 shares and 24,697,335 shares as of June 30, 2016 and December 31, 2015, respectively	264,382	246,973
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of June 30, 2016 and December 31, 2015; No shares issued or outstanding as of June 30, 2016 and December 31, 2015	–	–
Additional paid-in capital	250,175,492	246,591,415
Accumulated deficit	(183,998,359)	(182,554,637)
Notes receivable from stockholders	(908,054)	(908,054)
Accumulated other comprehensive income	733,729	671,674
Total stockholders' equity	66,267,190	64,047,371
Total liabilities and stockholders' equity	$111,361,480	$117,493,016

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. Dollars, except share data)

	Six months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015
Revenues	$47,186,358	$45,870,933	$21,779,877	$21,644,225

Cost of revenues	32,496,895	32,750,960	14,784,721	15,426,613
Research and development expenses	2,107,602	2,344,814	1,009,874	1,250,550
Selling and marketing expenses	3,454,454	2,622,790	1,799,588	1,397,374
General and administrative expenses	8,026,787	8,181,051	3,734,374	4,527,476
Amortization of intangible assets	1,466,640	1,566,267	698,637	705,494
Total operating costs and expenses	47,552,378	47,465,882	22,027,194	23,307,507

Operating loss	(366,020)	(1,594,949)	(247,317)	(1,663,282)

Other income	46,432	50,031	20,395	34,052
Financial expense, net	(541,854)	(571,005)	(204,196)	(243,397)
Total other expense	(495,422)	(520,974)	(183,801)	(209,345)
Loss before income tax expense	(861,442)	(2,115,923)	(431,118)	(1,872,627)

Income tax expense	582,280	609,724	368,827	370,343
Net loss	(1,443,722)	(2,725,647)	(799,945)	(2,242,970)

Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	62,055	383,346	(298,043)	628,860
Comprehensive loss	$(1,381,667)	$(2,342,301)	$(1,097,988)	$(1,614,110)

Basic net loss per share	$(0.06)	$(0.12)	$(0.03)	$(0.10)

Diluted net loss per share	$(0.06)	$(0.12)	$(0.03)	$(0.10)
Weighted average number of shares used in computing basic net loss per share	25,365,756	23,451,687	25,383,440	23,599,230
Weighted average number of shares used in computing diluted net loss per share	25,365,756	23,451,687	25,383,440	23,599,230

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(U.S. Dollars)

	Six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,443,722)	$(2,725,647)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	868,026	916,218
Amortization of intangible assets	1,466,640	1,566,267
Loss on disposal of assets	–	57,840
Capital gain on sale of property and equipment	–	(895,000)
Stock based compensation	648,487	334,595
Deferred tax provision	379,289	299,250
Changes in operating assets and liabilities:
Trade receivables	1,279,533	2,807,519
Unbilled receivables	4,151,347	3,304,996
Other accounts receivable and prepaid expenses	(1,064,293)	(830,565)
Inventories	(18,417)	(114,667)
Severance pay, net	112,116	93,317
Trade payables	(2,820,561)	(2,248,761)
Other accounts payable and accrued expenses	(163,487)	(3,727,310)
Deferred revenues	(1,133,853)	(2,014,376)
Net cash provided by (used in) operating activities	2,261,105	(3,176,324)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted collateral deposits	25,813	(2,875)
Purchase of property and equipment	(803,444)	(1,104,344)
Proceeds from sale of property and equipment	–	895,000
Additions to capitalized software	(27,951)	–
Net cash used in investing activities	$(805,582)	$(212,219)

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Six months ended June 30,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	$(16,175,141)	$(2,441,651)
Proceeds from the issuance of common stock	2,952,999	–
Change in short term bank credit	266,083	6,426,762
Proceeds from long term debt	11,000,000	–
Net cash provided by (used in) financing activities	(1,956,059)	3,985,111
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(500,536)	596,568
CASH DIFFERENCES DUE TO EXCHANGE RATE CHANGES	(211,332)	196,106
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	10,608,420	11,291,784
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$9,896,552	$12,084,458
SUPPLEMENTARY CASH FLOW INFORMATION
Interest paid during the period	$381,609	$448,128
Taxes paid on income during the period	$60,331	$483,147

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:                      BASIS OF PRESENTATION

a.           Company:

Arotech Corporation ("Arotech") and its wholly-owned subsidiaries (the "Company") provide defense and security products for the military, law enforcement, emergency services and homeland security markets, including advanced zinc-air and lithium batteries and chargers, and multimedia interactive simulators/trainers. The Company operates primarily through its wholly-owned subsidiaries FAAC Incorporated, a Michigan corporation located in Ann Arbor, Michigan (Training and Simulation Division) with locations in Royal Oak, Michigan and Orlando, Florida; Epsilor-Electric Fuel Ltd. ("Epsilor-EFL"), an Israeli corporation located in Beit Shemesh, Israel (between Jerusalem and Tel-Aviv) in Dimona, Israel (in Israel's Negev desert area) and Sderot, Israel (near the Gaza Strip) (Power Systems Division); UEC Electronics, LLC ("UEC"), a South Carolina limited liability company located in Hanahan, South Carolina (Power Systems Division).

b.           Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at June 30, 2016, its operating results for the six and three month periods ended June 30, 2016 and 2015, and its cash flows for the six month periods ended June 30, 2016 and 2015.

The results of operations for the six and three months ended June 30, 2016 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2016.

The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

c.           Goodwill and other long-lived assets:

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually and between annual tests in certain circumstances, and written down when impaired. Goodwill is tested for impairment by comparing the fair value of the Company's reporting units with their carrying value. The Training and Simulation and the Power Systems reporting units have goodwill.

As of its last annual impairment test as of December 31, 2015, the Company determined that the goodwill for both reporting units was not impaired.

In concluding that goodwill for the Company's Power Systems reporting unit was not impaired at December 31, 2015, the Company determined the fair value of the reporting unit using a discounted cash flow model ("DCF model").  The DCF model includes projections of future cash flows and assumptions in relation to future short-term and long-term growth rates and weighted average cost of capital ("WACC").  Inherent in the valuation at December 31, 2015, were key variables, including the WACC and the terminal growth rates of approximately 12% and 3%, respectively. With all other assumptions remaining constant, if either the WACC increased by 0.5% or the terminal growth rate decreased by 0.5%, the Company may have determined that proceeding to step 2 of the impairment analysis, as indicated in ASC 350-10, was necessary.

Consistent with previous interim reporting periods, the Company monitors qualitative and quantitative factors, including internal projections, periodic forecasts, and actual results of the reporting unit.  Based upon this interim review, the Company does not believe that goodwill or its indefinite-lived intangible assets attributable to the Power Systems reporting unit are impaired.

d.           Reclassification:

Certain comparative data in these financial statements may have been reclassified to conform to the current year's presentation.

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

f.            Certain relationships and related transactions

1. Related party loans: On February 9, 2000, one of the Company's former officers exercised 9,404 stock options. This former officer paid the exercise price of the stock options and certain taxes that the Company paid on his behalf by giving the Company a non-recourse promissory note due in 2025 in the amount of $329,163, bearing annual interest at 1% over the then-current federal funds rate announced from time to time by the Wall Street Journal, secured by the shares of the Company's common stock acquired through the exercise of the options and certain compensation due to this officer upon termination. As of June 30, 2016 and December 31, 2015, the aggregate amount outstanding pursuant to this promissory note was $482,461 and $452,995, respectively. Additionally, there is a former employee with the same arrangement with an outstanding promissory note of $455,059.

2. Consulting agreement with Sampen Corporation: The Company has a second amended and restated consulting agreement with Sampen Corporation that it executed in November 2014. Sampen is a New York corporation owned by members of the immediate family of one of the Company's officers, and this officer is an employee of both the Company and of Sampen. The original term of this consulting agreement was through December 31, 2017.

Pursuant to the terms of the Company's amended and restated agreement with Sampen, Sampen provided one of its employees to the Company for such employee to serve as the Company's President and Chief Executive Officer. The Company paid Sampen $8,960 per month, plus an annual bonus, on a sliding scale, in an amount equal to a minimum of 25% of Sampen's annual base compensation then in effect if the results the Company actually attains for the year in question are 100% or more of the amount the Company budgeted at the beginning of the year, up to a maximum of 75% of Sampen's annual base compensation then in effect if the results the Company actually attains for the year in question are 110% or more of the amount the Company budgeted at the beginning of the year. The Company also paid Sampen, to cover the cost of the Company's use of Sampen's offices as an ancillary New York office and the attendant expenses and insurance costs, an amount equal to 16% of each monthly payment of base compensation.

The Company terminated the Sampen consulting agreement effective June 30, 2016.

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

g.            Accounting for stock-based compensation:

For the three months ended June 30, 2016 and 2015, the compensation expense recorded related to restricted stock units and restricted shares was $156,680 and $175,721, respectively.  For the six months ended June 30, 2016 and 2015 the compensation expense recorded related to restricted stock units and restricted shares was $273,486 and $334,595, respectively. The remaining total compensation cost related to share awards not yet recognized in the statements of comprehensive income as of June 30, 2016 was $531,952. The weighted average period over which this compensation cost is expected to be recognized is approximately one and one-half years. Income tax expense was not impacted since the Company is in a net operating loss position.

Additionally, on February 2, 2016, the Company and an investor (the "Investor") entered into a Stock Purchase Agreement (the "Investment Agreement") providing for the sale to the Investor of a total of 1,500,000 shares of the Company's common stock at a price valued at $1.99 per share. As the Investor was also given the right to nominate a member of the Board of Directors pursuant to the terms of the Investment Agreement, and the shares were issued at a discount to the then market price, this resulted in additional stock compensation expense of $375,000 recorded in general and administrative expenses in the condensed consolidated statement of comprehensive income.

h.           Anti-dilutive shares for EPS calculation

All contingent and non-vested restricted stock and non-vested restricted stock units have been excluded from the calculation of the basic earnings per common share because all such securities do not participate in losses for the periods presented and have been excluded from the calculation of diluted earnings per common share as the effect would be anti-dilutive. The Company has excluded any restricted stock or restricted stock units that will never vest under the current program. The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of basic and diluted net income per share for the three and six month periods ended June 30, 2016 and 2015 were 1,050,144 and 1,015,654, respectively.

NOTE 2:                       FAIR VALUE MEASUREMENT OF FINANCIAL INSTRUMENTS

The carrying value of short term assets and liabilities in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted collateral deposits, trade receivables, and other assets, trade payables, accrued expenses, and other liabilities as of June 30, 2016 and December 31, 2015, approximate fair value because of the short maturity of these instruments. The carrying amounts of long term debt and contractual severance approximates the estimated fair values at June 30, 2016, based upon the Company's ability to acquire similar debt or fulfill similar obligations at similar maturities.

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

Inventories at June 30, 2016 and December 31, 2015 were the following:

	June 30, 2016	December 31, 2015
	(Unaudited)
Raw and packaging materials	$8,432,003	$8,184,476
Work in progress	612,885	760,585
Finished products	628,344	662,775
Total:	$9,673,232	$9,607,836

NOTE 4:                      SEGMENT INFORMATION

a.           The Company and its subsidiaries operate primarily in three business segments and follow the requirements of FASB ASC 280-10. Additionally, the three segments are also treated by the Company as reporting units for goodwill impairment evaluation purposes under FASB ASC 350-20-35. The goodwill amounts associated with the Training and Simulation Division and the Power Systems Division was determined and valued when the specific businesses in the reportable segment were purchased.

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

The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities. The accounting policies of the operating segments are the same as those used by the Company in the preparation of its annual financial statements. The Company evaluates performance based upon two primary factors, one is the segment's operating income or loss and the other is the segment's contribution to the Company's future strategic growth.

b.           The following is information about reported segment revenues, income (losses) and total assets for the six and three months ended June 30, 2016 and 2015:
	Training and Simulation Division	Power Systems Division	Flow Battery Division	Corporate Expenses	Total Company
Six months ended June 30, 2016
Revenues from outside customers	$24,647,137	$22,539,221	$–	$–	$47,186,358
Depreciation, amortization and impairment expenses(1)	(549,027)	(1,775,382)	–	(10,257)	(2,334,666)
Direct expenses(2)	(20,422,716)	(20,765,715)	(492,485)	(3,490,364)	(45,171,280)
Segment net income (loss)	$3,675,394	$(1,876)	$(492,485)	$(3,500,621)	$(319,588)
Financial income (expense)	(14,811)	(35,027)	–	(492,016)	(541,854)
Income tax expense	(93,630)	(109,361)	–	(379,289)	(582,280)
Net income (loss)	$3,566,953	$(146,264)	$(492,485)	$(4,371,926)	$(1,443,722)
Segment assets(3)	$43,752,823	$59,158,134	$–	$8,450,523	$111,361,480
Additions to long-lived assets	$165,066	$666,329	$–	$–	$831,395
Six months ended June 30, 2015
Revenues from outside customers	$26,322,683	$19,548,250	$–	$–	$45,870,933
Depreciation, amortization and impairment expenses(1)	(415,021)	(2,055,058)	–	(12,406)	(2,482,485)
Direct expenses(2)	(22,028,902)	(20,418,131)	(328,108)	(2,158,225)	(44,933,366)
Segment net income (loss)	$3,878,760	$(2,924,939)	$(328,108)	$(2,170,631)	$(1,544,918)
Financial income (expense)	(24,841)	14,194	–	(560,358)	(571,005)
Income tax expense	(178,476)	–	–	(431,248)	(609,724)
Net income (loss)	$3,675,443	$(2,910,745)	$(328,108)	$(3,162,237)	$(2,725,647)
Segment assets(3)	$58,443,856	$60,477,131	$–	$518,594	$119,439,581
Additions to long-lived assets	$398,114	$701,728	$–	$4,502	$1,104,344
Three months ended June 30, 2016
Revenues from outside customers	$11,346,295	$10,433,582	$–	$–	$21,779,877
Depreciation, amortization and impairment expenses(1)	(276,367)	(874,491)	–	(8,770)	(1,159,628)
Direct expenses(2)	(9,494,982)	(9,664,106)	(230,839)	(1,457,244)	(20,847,171)
Segment net income (loss)	$1,574,946	$(105,015)	$(230,839)	$(1,466,014)	$(226,922)
Financial income (expense)	(3,750)	(5,973)	–	(194,473)	(204,196)
Income tax expense	(30,830)	(109,361)	–	(228,636)	(368,827)
Net income (loss)	$1,540,366	$(220,349)	$(230,839)	$(1,889,123)	$(799,945)
Three months ended June 30, 2015
Revenues from outside customers	$12,884,561	$8,759,664	$–	$–	$21,644,225
Depreciation, amortization and impairment expenses(1)	(207,845)	(928,470)	–	(5,937)	(1,142,252)
Direct expenses(2)	(10,297,257)	(10,040,544)	(147,081)	(1,646,321)	(22,131,203)
Segment net income (loss)	$2,379,459	$(2,209,350)	$(147,081)	$(1,652,258)	$(1,629,230)
Financial income (expense)	(13,226)	38,824	–	(268,995)	(243,397)
Income tax expense	(151,219)	–	–	(219,124)	(370,343)
Net income (loss)	$2,215,014	$(2,170,526)	$(147,081)	$(2,140,377)	$(2,242,970)

(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.
(2)	Including, inter alia, sales and marketing, general and administrative.
(3)
Out of those amounts, goodwill in the Company's Training and Simulation and Power Systems Divisions totaled $24,435,641 and $21,052,329, respectively, as of June 30, 2016 and $24,435,641 and $21,173,818, respectively, as of June 30, 2015. There was no goodwill as of either date in the Flow Battery Division.

NOTE 5:                      BANK FINANCING

The Company maintains credit facilities with JPMorgan Chase Bank, N.A. ("Chase"), whereby Chase provides (i) a $15,000,000 revolving credit facility ("Revolver"), (ii) a $10,000,000 Term Loan (the "Term Loan"), and (iii) a $1,000,000 Mortgage Loan (the "Mortgage Loan" and, together with the Revolver and the Term Loan, the "Credit Facilities") in respect of certain property located in Ann Arbor, Michigan.

The maturity of the Revolver is March 11, 2021. The Revolver maintains an interest rate on a scale ranging from LIBOR plus 1.75% up to LIBOR plus 3.00%.  The balance at June 30, 2016 and December 31, 2015 was $4,326,083 and $4,060,000, respectively.

The maturity of the Term Loan is March 11, 2021. The Term Loan maintains an interest rate on a scale ranging from LIBOR plus 2.0% up to LIBOR plus 3.25%. The repayment of the Term Loan will consist of 60 consecutive monthly payments of principal plus accrued interest based on annual principal reductions of 10% during the first year, 20% during the second through fourth years, and 30% during the fifth year.  The balance at June 30, 2016 and December 31, 2015 was $9,750,000 and $15,316,046, respectively.

The maturity of the Mortgage Loan is March 11, 2021 and maintains an interest rate on a scale identical to the Term Loan. The monthly payments on the Mortgage Loan are $5,555 in principal plus accrued interest, with a balloon payment due at the end of month 60.  The balance at June 30, 2016 and December 31, 2015 was $1,000,000 and $902,914, respectively.

The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. Effective for the quarterly reporting period ended June 30, 2016, the Company is required to maintain certain financial covenants that include a Maximum Debt to EBITDA ratio of 3.00 to 1.00 and a Minimum Fixed Charge Coverage Ratio of 1.20 to 1.00.  The Company was in compliance with its covenants as of June 30, 2016.

The Credit Facilities are secured by the Company's assets and the assets of the Company's subsidiaries.

NOTE 6:                      COMMON STOCK REPURCHASE PROGRAM

In February 2009, the Company's Board of Directors authorized the repurchase in the open market or in privately negotiated transactions of up to $1.0 million of the Company's common stock. The repurchase program was extended to August 2016 and the authorization expanded to repurchase up to $2.0 million of the Company's common stock. Through June 30, 2016, the Company repurchased an aggregate of 738,611 shares of its common stock for a total of $1,084,060, net of commissions. There were no shares repurchased during the six or three months ended June 30, 2016. The program is subject to the discretion of the Company's management.

NOTE 7:                      SALE OF BUILDING

In March 2007, the Company purchased 16,700 square feet of space for the now-discontinued Armor Division in Auburn, Alabama for approximately $1.1 million pursuant to a seller-financed secured purchase money mortgage. Half of the mortgage was payable over ten years in equal monthly installments based on a 20-year amortization of the full principal amount, and the remaining half was payable at the end of ten years in a balloon payment. The building was leased to a third party and was listed for sale with a local real estate agent. Additionally, the carrying value of this property was written down to zero as part of the 2011 Armor Division impairment. On February 9, 2015, the Company sold the building to the current tenant for $925,000, resulting in a gain, net of fees, of $895,000 which was recorded in general and administrative expenses on the condensed consolidated statement of comprehensive income. On that same date, the existing mortgage and existing building sub lease were terminated which ended any obligation the Company had for this property.

NOTE 8:                      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date.  This ASU formally deferred the implementation date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) from annual reporting periods beginning after December 15, 2016 to annual reporting periods beginning after December 15, 2017.  The ASU completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating similar revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards.  ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services.  ASU 2014-09 has subsequently been enhanced and clarified for ease in the application of the standard.  The Company is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on the Company's consolidated financial statement or its adoption method.

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

For information about previous new accounting pronouncements and the potential impact on the Company's Consolidated Financial Statements, see Note 2 of the Notes to Consolidated Financial Statements in the Company's 2015 Form 10-K.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve inherent risks and uncertainties. When used in this discussion, the words "believes," "anticipated," "expects," "estimates" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those set forth elsewhere in this report. Please see "Risk Factors" in our Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission.

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

Our results of operations below discuss only our operational units. Our research and development unit's activities appear only as part of the discussion of research and development expenses below.

Overview of Results of Operations

Through the first six months of 2016 as compared to 2015, our revenues increased $1.3 million to $47.2 million. This was as a result of revenue growth in our Power Systems Division.  For the first six months of 2016, we reported a loss from operations of $366,000 as compared to a loss from operations for the first six months of 2015 of $1.6 million. Included in the loss from operations in 2016 is incremental stock compensation expense of $375,000 related to a non-recurring issuance of common stock during the six months ended June 30, 2016.

Included in the 2015 loss from operations amount of $1.6 million was a non-recurring expense reduction of $895,000 related to the sale of a building used in our former Armor Division, partially offset by non-recurring costs of $803,000 related to the transition and move of our former Alabama operations to UEC based in South Carolina.

Excluding these significant non-recurring items, our income from operations improved $1.6 million during the first six months of 2016 as compared to 2015. This was primarily attributable to increased revenues and operating performance in our Power Systems Division.

 Overview of Operating Performance and Backlog

Overall, our pre-tax loss for the six months ended June 30, 2016 was $861,000 on revenues of $47.2 million, compared to pre-tax loss of $2.1 million on revenues of $45.9 million during the six months ended June 30, 2015. Our overall backlog for the second quarter of 2016 totaled $52.0 million, compared to $58.7 million in the second quarter of 2015.

In our Training and Simulation Division, revenues for the six months ended June 30, 2016 were $24.6 million, compared to $26.3 million in the first six months of 2015. As of June 30, 2016, our backlog for our Training and Simulation Division totaled $21.4 million, compared to $31.6 million in the second quarter of 2015.

In our Power Systems Division, revenues for the six months ended June 30, 2016 were $22.5 million, compared to $19.5 million in the first six months of 2015. As of June 30, 2016, our backlog for our Power Systems Division totaled $30.6 million, compared to $27.1 million in the second quarter of 2015.

The table below details the percentage of total recognized revenue by type of arrangement for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
Type of Revenue	2016	2015
Sale of products	94.7%	93.8%
Maintenance and support agreements	4.8%	5.5%
Long term research and development contracts	0.5%	0.7%
Total	100.0%	100.0%

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

The majority of financial transactions of Epsilor are in New Israeli Shekels ("NIS") and a substantial portion of Epsilor's costs are incurred in NIS. Management believes that the NIS is the functional currency of Epsilor. Accordingly, the financial statements of Epsilor have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of comprehensive income amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive loss in stockholders' equity.

Results of Operations

Three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Revenues. Revenues for the three months ended June 30, 2016 totaled $21.8 million, compared to $21.6 million in the comparable period in 2015, an increase of $136,000, or less than 1%. In the second quarter of 2016, revenues were $11.3 million for the Training and Simulation Division as compared to $12.9 million in the second quarter of 2015, a decrease of $1.6 million, or 11.9%,due primarily to lower revenues in our Vehicle Simulation product area; and $10.4 million for the Power Systems Division, as compared to $8.8 million in the second quarter of 2015, an increase of $1.6 million, or 19.1%, due primarily to higher revenues generated by our Power Systems Division.

Cost of revenues. Cost of revenues totaled $14.8 million during the second quarter of 2016 as compared to $15.4 million in the second quarter of 2015, a decrease of $642,000, or 4.2%.  Cost of revenues were $6.6 million for the Training and Simulation Division as compared to $7.6 million in the second quarter of 2015, a decrease of $963,000, or 12.7%, due primarily to lower costs associated with lower revenues; and $8.2 million for the Power Systems Division as compared to $7.9 million in the second quarter of 2015, an increase of $321,000, or 4.1%, due primarily to higher revenues generated by our Power Systems Division.

Research and development expenses. Research and development expenses for the second quarter of 2016 were $1.0 million compared to $1.2 million during the second quarter of 2015, a decrease of $241,000, or 19.2%, due primarily to increased funding related to product development activities by our customers in our Power Systems Division.

Included in research and development are expenses related to the Flow Battery Division.  Flow Battery Division expenses for the first six months of 2016 and 2015 were $231,000 and $147,000, respectively, net of Israeli Office of Chief Scientist grants of $293,000 and $36,000, respectively.

Selling and marketing expenses. Selling and marketing expenses for the second quarter of 2016 were $1.8 million, compared to $1.4 million in the second quarter of 2015, an increase of $402,000, or 28.8%, due primarily to increased focus on selling and marketing activities in the U.S. operations of our Power Systems Division as well as increases in sales and marketing staff costs in our Training and Simulation Division.

General and administrative expenses. General and administrative expenses for the second quarter of 2016 were $3.7 million, compared to $4.5 million in the second quarter of 2015, a decrease of $793,000, or 17.5%. Included in the second quarter of 2015 were non-recurring costs related to the transition and move of our former Alabama operations to UEC based in South Carolina of $180,000.

Amortization of intangible assets. Amortization of intangible assets totaled $699,000 in the second quarter of 2016, compared to $705,000 in the second quarter of 2015, a decrease of $6,000, or less than 1.0%.

Financial expense, net. Financial expense totaled $204,000 in the second quarter of 2016, compared to financial expense of $243,000 in the second quarter of 2015, a decrease of $39,000, or 16.1%, due primarily to less interest expense incurred as a result of less debt outstanding in 2016 as compared to 2015.

Income taxes. We recorded $369,000 in tax expense in the second quarter of 2016, compared to $370,000 in tax expense in the second quarter of 2015, a decrease of less than 1.0%.  This expense also includes "naked" credits ("naked" credits occur when deferred tax liabilities that are created by indefinite-lived assets, such as goodwill, that cannot be used as a source of taxable income to support the realization of deferred tax assets). This amount includes the required adjustment of taxes due to the deduction of goodwill "naked" credits for U.S. federal taxes, which totaled in 2016 and 2015 of $229,000 and $149,000, respectively

Net loss. Due to the factors cited above, we went from a net loss of $2.2 million in the second quarter of 2015 to a net loss of $800,000 in the second quarter of 2016, a difference of $1.4 million.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Revenues. Revenues for the six months ended June 30, 2016 totaled $47.2 million, compared to $45.9 million in the comparable period in 2015, an increase of $1.3 million, or 2.9%. In the first six months of 2016, revenues were $24.7 million for the Training and Simulation Division as compared to $26.3 million in the first six months of 2015, an decrease of $1.6 million, or 6.4%, due primarily to lower revenues in our Vehicle Simulation product area; and $22.5 million for the Power Systems Division, as compared to $19.5 million in the first six months of 2015, an increase of $3.0 million, or 15.3%, due primarily to higher revenues generated by our Power Systems Division.

Cost of revenues. Cost of revenues totaled $32.5 million during the first six months of 2016 as compared to $32.8 million in the first six months of 2015, a decrease of $254,000, or less than 1%, due primarily to lower revenues in our Training and Simulation Division offset by increased spending in our Power Systems Division resulting from higher revenues. Cost of revenues was $14.6 million for the Training and Simulation Division as compared to $16.6 million in the first six months of 2015, a decrease of $2.0 million, or 12.3%, due primarily to lower costs associated with decreased revenues; and $17.9 million for the Power Systems Division as compared to $16.1 million in the first six months of 2015, an increase of $1.8 million, or 11.1%, due primarily to higher revenues generated by our Power Systems Division.

Research and development expenses. Research and development expenses for the first six months of 2016 were $2.1 million compared to $2.3 million during the first six months of 2015, a decrease of $237,000, or 10.1%, due primarily to an increase in funding related to product development activities by our customers in our Power Systems Division.

Included in research and development are expenses related to the Flow Battery Division.  Flow Battery Division expenses for the first six months of 2016 and 2015 were $492,000 and $328,000, net of Israeli Office of Chief Scientist grants of $428,000 and $111,000, respectively.

Selling and marketing expenses. Selling and marketing expenses for the first six months of 2016 were $3.5 million, compared to $2.6 million in the first six months of 2015, an increase of $832,000, or 31.7%, due primarily to increased focus on selling and marketing activities in the U.S. operations of our Power Systems Division as well as increases in sales and marketing staff costs in our Training and Simulation Division.

General and administrative expenses. General and administrative expenses for the first six months of 2016 were $8.0 million, compared to $8.2 million in the first six months of 2015, a decrease of $154,000, or 1.9%. Included in the first six months of 2015 was a non-recurring reduction in expense of $895,000 related to the sale of a building during the first quarter of 2015 partially offset by non-recurring costs of $803,000 related to the transition and move of our former Alabama operations to UEC based in South Carolina.

Amortization of intangible assets. Amortization of intangible assets totaled $1.5 million in the first six months of 2016, compared to $1.6 million in the first six months of 2015, a decrease of $100,000, or 6.4%, due primarily to higher amortization expense being recognized in 2015 pertaining to shorter lived intangible assets.

Financial expense, net. Financial expense totaled $542,000 in the first six months of 2016, compared to financial expense of $571,000 in the first six months of 2015, a decrease of $29,000, or 5.1%, due primarily to less interest expense incurred as a result of less debt outstanding in 2016 as compared to 2015.

Income taxes. We recorded $582,000 in tax expense in the first six months of 2016, compared to $610,000 in tax expense in the first six months of 2015, a decrease of $28,000, or 4.5% primarily due to having less tax being generated at the state and local level in 2016 as compared to 2015.  This expense also includes "naked" credits ("naked" credits occur when deferred tax liabilities that are created by indefinite-lived assets, such as goodwill, that cannot be used as a source of taxable income to support the realization of deferred tax assets).  This amount includes the required adjustment of taxes due to the deduction of goodwill "naked" credits for U.S. federal taxes, which totaled $379,000 and $299,000 in non-cash expenses in the first six months of 2016 and 2015, respectively.

Net loss. Due to the factors cited above, we went from a net loss of $2.7 million in the first six months of 2015 to a net loss of $1.4 million in the first six months of 2016, a difference of $1.3 million.

Liquidity and Capital Resources

As of June 30, 2016, we had $9.9 million in cash and $65,000 in restricted collateral deposits, as compared to December 31, 2015, when we had $10.6 million in cash and $90,000 in restricted collateral deposits. We also had $10.7 million in available, unused bank lines of credit with our main bank as of June 30, 2016, under a $15.0 million credit facility.

The Company maintains credit facilities with JPMorgan Chase Bank, N.A. ("Chase"), whereby Chase provides (i) a $15,000,000 revolving credit facility ("Revolver"), (ii) a $10,000,000 Term Loan (the "Term Loan"), and (iii) a $1,000,000 Mortgage Loan (the "Mortgage Loan" and, together with the Revolver and the Term Loan, the "Credit Facilities") in respect of certain property located in Ann Arbor, Michigan.

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

The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. Effective for the quarterly reporting period ended June 30, 2016, the Company is required to maintain certain financial covenants that include a Maximum Debt to EBITDA ratio of 3.00 to 1.00 and a Minimum Fixed Charge Coverage Ratio of 1.20 to 1.00.  The Company was in compliance with its covenants as of June 30, 2016.

The Credit Facilities are secured by the Company's assets and the assets of the Company's subsidiaries.

We used available funds in the six months ended June 30, 2016 primarily to improve our capital structure.  We received $3.0 million through the issuance of stock and paid $5.0 million of long-term debt during the six months ended June 30, 2016.

Net cash provided by operating activities for the six months ended June 30, 2016 was $2.3 million.  Net cash used in operating activities for the six months ended June 30, 2015 was $3.2 million, representing a net change year over year of $5.5 million. This difference was due primarily to improvements in operational results as well as working capital performance.

Net cash used in investing activities for the six months ended June 30, 2016 was $806,000.  Net cash used in investing activities for the six months ended June 30, 2015 was $212,000, representing a net change year over year increase of $594,000. This difference was due primarily to the sale of the building of our former Armor Division during the six months ended June 30, 2015.

Net cash used in financing activities for the six months ended June 30, 2016 was $2.0 million.  Net cash provided by financing activities for the six months ended June 30, 2015 was $4.0 million, representing a year over year net change of $6.0 million. This change is attributable to a net decrease in cash used to pay long term debt and short term bank credit partially offset by proceeds from issuance of long term debt and common stock.

As of June 30, 2016, we had approximately $4.3 million in short-term bank debt under our credit facility and $11.1 million in long-term loans outstanding; which included $1.4 million in current debt and $9.7 million in long term debt. This is in comparison to December 31, 2015, when we had $4.1 million in short-term bank debt under our credit facility and $16.2 million in long-term debt outstanding, which included $4.3 million in current debt and $11.9 million in long term debt.

Subject to all of the reservations regarding "forward-looking statements" set forth above, we believe that our present cash position, anticipated cash flows from operations and lines of credit should be sufficient to satisfy our current estimated cash requirements through the next twelve months. In this connection, we note that from time to time our working capital needs are partially dependent on our subsidiaries' lines of credit.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

It is our policy not to enter into interest rate derivative financial instruments, except for hedging of foreign currency exposures discussed below. We do not currently have any significant interest rate exposure.

Foreign Currency Exchange Rate Risk

We conduct our business primarily in U.S. dollars.  However, we operate one subsidiary based in Israel in NIS.  This subsidiary conducts trading activities, including sales, purchasing, and research and development activities, in NIS.  Since a significant part of our sales and expenses are denominated in U.S. dollars, we have historically experienced only minor foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2016.

However, given that some of our agreements are denominated in foreign currencies, this could have an adverse effect on the revenues that we incur in foreign currencies.

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

Dated:           August 9, 2016

AROTECH CORPORATION

By:	/s/ Steven Esses
	Name:	Steven Esses
	Title:	President and CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Senior Vice President – Finance and CFO
(Principal Financial Officer)